Form 10-K
period 1993-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1994-03-28
CIK 354707, 46207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


  COMMISSION     REGISTRANT; STATE OF INCORPORATION;     I.R.S. EMPLOYER
 FILE NUMBER       ADDRESS; AND TELEPHONE NUMBER        IDENTIFICATION NO.
     1-8503        HAWAIIAN ELECTRIC INDUSTRIES, INC.       99-0208097
                   (A Hawaii Corporation)
                   900 Richards Street
                   Honolulu, Hawaii 96813
                   Telephone (808) 543-5662

     1-4955        HAWAIIAN ELECTRIC COMPANY, INC.          99-0040500
                   (A Hawaii Corporation)
                   900 Richards Street
                   Honolulu, Hawaii 96813
                   Telephone (808) 543-7771

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
  REGISTRANT            TITLE OF EACH CLASS                WHICH REGISTERED
Hawaiian Electric   Common Stock, Without Par Value    New York Stock Exchange
Industries, Inc.                                        Pacific Stock Exchange

Hawaiian Electric       First Mortgage Bonds,           New York Stock Exchange
 Company, Inc.             Series S, 7.58%

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    REGISTRANT                              TITLE OF EACH CLASS
    Hawaiian Electric Industries, Inc.      None
    Hawaiian Electric Company, Inc.         Cumulative Preferred Stock


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No __

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.                          [  X  ]

                       AGGREGATE MARKET
                         VALUES OF THE
                         VOTING STOCK          NUMBER OF SHARES
                            HELD BY             OF COMMON STOCK
                       NONAFFILIATES OF         OUTSTANDING OF
                      THE REGISTRANTS ON        THE REGISTRANTS
                        MARCH 21, 1994          MARCH 21, 1994
                      ------------------       ----------------
Hawaiian Electric        $931,627,000             27,913,931
Industries, Inc.                                 (Without par
                                                    value)
Hawaiian Electric             N/A                 11,258,290
Company, Inc.                                  ($6 2/3 par value)




                      DOCUMENTS INCORPORATED BY REFERENCE


                                                        PART OF
                                                       FORM 10-K
                                                     INTO WHICH THE
                                                      DOCUMENT IS
                     DOCUMENT                         INCORPORATED
                     --------                        --------------
           Portions of Annual Reports to
           Stockholder(s) of the
           following registrants for the
           fiscal year ended December 31,
           1993:

            Hawaiian Electric Industries,
            Inc............................        Parts I, II, and III

            Hawaiian Electric Company,
            Inc............................        Parts I, II, and III

           Portions of Proxy Statement of
           Hawaiian Electric Industries,
           Inc., dated March 10, 1994,
           for the Annual Meeting of
           Stockholders....................        Parts I and III




THIS COMBINED FORM 10-K REPRESENTS SEPARATE FILINGS BY HAWAIIAN ELECTRIC INDUSTRIES, INC. AND HAWAIIAN ELECTRIC COMPANY, INC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY EACH REGISTRANT ON ITS OWN BEHALF. NEITHER REGISTRANT MAKES ANY REPRESENTATIONS AS TO THE INFORMATION RELATING TO THE OTHER REGISTRANT.

                               TABLE OF CONTENTS




                                                                      Page
Glossary of Terms...................................................   ii


                                     PART I

Item  1.  Business...................................................    1
Item  2.  Properties.................................................   46
Item  3.  Legal Proceedings..........................................   48
Item  4.  Submission of Matters to a Vote of Security Holders........   50


                                     PART II

Item  5.  Market for Registrants' Common Equity and
          Related Stockholder Matters................................   51
Item  6.  Selected Financial Data....................................   51
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................   51
Item  8.  Financial Statements and Supplementary Data................   52
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...................................   52


                                    PART III

Item 10.  Directors and Executive Officers of the Registrants........   52
Item 11.  Executive Compensation.....................................   56
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management.............................................   61
Item 13.  Certain Relationships and Related Transactions.............   63


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form  8-K...............................................   63
Independent Auditors' Report - HEI...................................   66
Independent Auditors' Report - HECO..................................   67
Index to Exhibits....................................................   87
Signatures...........................................................  103

                               GLOSSARY OF TERMS

Defined below are certain terms used in this report:

TERMS              DEFINITIONS
- -----              -----------
1935 ACT           Public Utility Holding Company Act of 1935
ADA                Americans with Disabilities Act
AES                Applied Energy Services, Inc.
AES-BP             AES Barbers Point, Inc.
AFUDC              Allowance for funds used during construction
ARM                Adjustable rate mortgage
ASB                American Savings Bank, F.S.B., a wholly owned
                    subsidiary of HEI Diversified, Inc. and parent
                    company of American Savings Investment Services
                    Corp., ASB Service Corporation,
                    AdCommunications, Inc. and Associated Mortgage,
                    Inc.
BBC                Bottom Biological Community
BHP                BHP Petroleum Americas Refining Inc.
BHPH               BHP Petroleum Americas (Hawaii) Inc.
BIF                Bank Insurance Fund
BPPI               Baldwin Pacific Properties, Inc., a limited
                    partner of Baldwin*Malama (a limited
                    partnership in which Malama Development Corp.
                    is a general partner)
BTU                British thermal unit
CERCLA             Comprehensive Environmental Response,
                    Compensation and Liability Act
COMPANY            Hawaiian Electric Industries, Inc. and its
                    direct and indirect subsidiaries, including,
                    without limitation, Hawaiian Electric Company,
                    Inc., Maui Electric Company, Limited, Hawaii
                    Electric Light Company, Inc., HEI Investment
                    Corp., Malama Pacific Corp. and its
                    subsidiaries, Hawaiian Tug & Barge Corp., Young
                    Brothers, Limited, HEI Diversified, Inc.,
                    American Savings Bank, F.S.B. and its
                    subsidiaries, and Lalamilo Ventures, Inc.
CONSUMER           Division of Consumer Advocacy, Department of
ADVOCATE            Commerce and Consumer Affairs of the State of
                    Hawaii
CT                 Combustion turbine
CUSA               Chevron U.S.A., Inc., a fuel oil supplier
DOH                Department of Health of the State of Hawaii
DSM                Demand-side management
EPA                Environmental Protection Agency -- federal
EPCRA              Emergency Planning and Community Right-to-Know
                    Act
ERL                State of Hawaii Environmental Response Law
FASB               Financial Accounting Standards Board
FDIC               Federal Deposit Insurance Corporation
FDICIA             Federal Deposit Insurance Corporation
                    Improvement Act of 1991
FEDERAL            U.S. Government
FEDERAL BANKING    Comptroller of the Currency, Federal Reserve
AGENCIES           Board, Federal Deposit Insurance Corporation and
                    OTS
FERC               Federal Energy Regulatory Commission
FHA                Federal Housing Administration
FHLB               Federal Home Loan Bank
FHLBB              Federal Home Loan Bank Board
FHLBB AGREEMENT    Regulatory Capital Maintenance/Dividend Agreement
                    between Hawaiian Electric Industries, Inc., HEI
                    Diversified, Inc. and the Federal Savings and
                    Loan Insurance Corporation
FHLMC              Federal Home Loan Mortgage Corporation

TERMS          DEFINITIONS
- -----          -----------
FIRREA         Financial Institutions Reform, Recovery, and Enforcement Act of 1989
FSLIC          Federal Savings and Loan Insurance Corporation
Hawaii         State of Hawaii
HCPC           Hilo Coast Processing Company
HECO           Hawaiian Electric Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited and Hawaii Electric Light Company,
                Inc.
HEI            Hawaiian Electric Industries, Inc., parent company of Hawaiian
                Electric Company, Inc., HEI Investment Corp., Malama Pacific Corp.,
                Hawaiian Tug & Barge Corp., Lalamilo Ventures, Inc. and HEI
                Diversified, Inc.
HEIDI          HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric
                Industries, Inc., the parent company of American Savings Bank,
                F.S.B. and the holder of record of the common stock of The Hawaiian
                Insurance & Guaranty Company, Limited, which is currently in state rehabilitation proceedings
HEIIC          HEI Investment Corp., a wholly owned subsidiary of Hawaiian Electric
                Industries, Inc.
HELCO          Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.
HERS           Hawaiian Electric Renewable Systems, Inc., formerly a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and formerly parent company of Lalamilo Ventures, Inc.
HIG            The Hawaiian Insurance & Guaranty Company, Limited, currently in state rehabilitation proceedings and parent company of United
                National Insurance Company, Ltd., Hawaiian Underwriters Insurance
                Co., Ltd., Guardian Life Underwriters, Inc., Guardian Financial
                Corporation and Independent Adjustment, Inc. HEI Diversified, Inc.
                is the holder of record of HIG's common stock
HIRI           Hawaiian Independent Refinery, Inc., a fuel oil refinery
HITI           Hawaiian Interisland Towing, Inc.
HP             Horsepower
HRRV           Honolulu Resource Recovery Venture
HTB            Hawaiian Tug & Barge Corp., a wholly owned subsidiary of Hawaiian
                Electric Industries, Inc. and parent company of Young Brothers,
                Limited
IBEW           International Brotherhood of Electrical Workers
IBU            Inlandboatmen's Union of the Pacific, Marine Division, an affiliate of the International Longshoremen's and Warehousemen's Union, Hawaii
                Division
INSURED         A bank or savings association, the deposits of which are insured by
DEPOSITORY       the Bank Insurance Fund or the Savings Association Insurance Fund,
INSTITUTION      respectively
IRP            Integrated resource plan
IRR            Interest rate risk
KW             Kilowatt
KWH            Kilowatthour
LVI            Lalamilo Ventures, Inc., formerly a wholly owned subsidiary of
                Hawaiian Electric Renewable Systems, Inc. and now a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
MBTU           Million British thermal unit
MDC            Malama Development Corp., a wholly owned subsidiary of Malama Pacific
                Corp.

TERMS          DEFINITIONS
- -----          -----------
MECO           Maui Electric Company, Limited, a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.
MMO            Malama Mohala Corp., a wholly owned subsidiary of Malama Pacific
                Corp.
MPC            Malama Pacific Corp., a wholly owned subsidiary of Hawaiian Electric
                Industries, Inc. and parent company of Malama Project-I, Inc.,
                ML Holdings, Ltd., Malama Waterfront Corp., Malama Property Investment
                Corp., Malama Development Corp., Malama Makakilo Corp., Malama
                Realty Corp., Malama Elua Corp., Malama Kolu Corp., Malama Hoaloha
                Corp. and Malama Mohala Corp.
MW             Megawatt
NOI            Notice of intent
NPDES          National Pollutant Discharge Elimination System
OPA            Federal Oil Pollution Act of 1990
OTS            Office of Thrift Supervision, Department of Treasury
PCB            Polychlorinated biphenyl
PGV            Puna Geothermal Ventures
PSD            Prevention of significant deterioration
PTI            Power Technologies, Inc.
PUC            Public Utilities Commission of the State of Hawaii
PURPA          Public Utility Regulatory Policies Act of 1978
QTL            Qualified Thrift Lender
RCRA           Resource Conservation and Recovery Act of 1976
REGISTRANT     Hawaiian Electric Industries, Inc. or Hawaiian Electric Company, Inc.
SAIF           Savings Association Insurance Fund
SARA           Superfund Amendments and Reauthorization Act
SEC            Securities and Exchange Commission
SFAS           Statement of Financial Accounting Standards
STATE          State of Hawaii
TSCA           Toxic Substance Control Act of 1976
TRA            Tax Reform Act of 1986
UIC            Underground Injection Control
UST            Underground storage tank
YB             Young Brothers, Limited, a wholly owned subsidiary of
                Hawaiian Tug & Barge Corp.

                                     PART I

ITEM 1.  BUSINESS

HEI

  HEI was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, financial services, freight transportation, real estate development and other businesses, in each case primarily or exclusively in the State of Hawaii. HEI's predecessor, HECO, was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891.

  As a result of a 1983 corporate reorganization, HECO became an HEI subsidiary and common shareholders of HECO became common shareholders of HEI. HECO and its subsidiaries, MECO and HELCO, are regulated operating public utilities providing the only public utility electric service on the islands of Oahu, Maui, Lanai, Molokai and Hawaii. HEI also owns directly or indirectly the following nonelectric public utility subsidiaries which comprise its diversified companies: HEIDI and its subsidiary, ASB, and ASB's subsidiaries; HTB and its subsidiary; MPC and its subsidiaries; HEIIC; and LVI. HEIDI is also the holder of record of the common stock of HIG, which was acquired in 1987 and provided property and casualty insurance primarily in Hawaii. HIG is currently in rehabilitation proceedings and it is expected that HEIDI will relinquish all ownership rights in HIG and its subsidiaries during 1994. See "Discontinued operations--The Hawaiian Insurance & Guaranty Co., Limited."

  ASB was acquired in 1988, is the second largest savings bank in Hawaii as measured by total assets as of September 30, 1993, and has 45 retail branches as of December 31, 1993. HTB was acquired in 1986 and provides ship assist and charter towing services and owns YB, a regulated intrastate public carrier of waterborne freight among the Hawaiian Islands. MPC was formed in 1985 and develops and invests in real estate. HEIIC was formed in 1984 and is a passive investment company which has sold substantially all of its investments in marketable securities over the last few years and currently plans no new investments. In March of 1993, pursuant to the decision made at the end of the third quarter of 1992, the stock of HERS, formerly an HEI wind energy subsidiary, was sold to The New World Power Corporation and LVI became a direct subsidiary of HEI. See "Discontinued operations -- Hawaiian Electric Renewable Systems, Inc."

  The financial information about the Company's industry segments is incorporated herein by reference to page 28 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  For additional information about the Company, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference to pages 29 to 39 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI
Exhibit 13(a).

RATING AGENCIES' ACTIONS

  On February 8, 1993, Standard & Poor's (S&P) lowered HEI's and HECO's long-term credit ratings. S&P lowered HEI's medium-term note credit rating to BBB from BBB+, citing HECO's reduced credit worthiness and the write-off of HEI's investment in HIG. S&P noted that considerable political and financial uncertainty will remain until the ultimate impact of HIG on HEI is determined. S&P maintained a negative rating outlook reflecting downward pressure on HEI's and HECO's earnings which could intensify in the absence of adequate rate relief for HECO. HEI's commercial paper rating of A-2 was reaffirmed.

  On February 26, 1993, Duff & Phelps Credit Rating Co. (D&P) lowered HEI's medium-term note rating to BBB+ from A- due to the continuing uncertainty surrounding HEI and its decision to cease operations at HIG. D&P noted that the extent of additional financial responsibility ultimately required, if any, is unknown, which adds risk that was not reflected in D&P's prior rating. HEI's commercial paper rating of Duff 1- (one-minus) was reaffirmed.

  On February 11, 1994, in response to HEI's announcement that it signed an agreement to settle the lawsuit filed by the Hawaii Insurance Commissioner and Hawaii Insurance Guaranty Association against HEI relating to losses sustained by HIG from Hurricane Iniki, D&P stated that the settlement and additional charge to income fit within the assumptions pertinent to D&P's current ratings for HEI. The settlement agreement is subject to court approval. (See "Discontinued operations -- The Hawaiian Insurance & Guaranty Co., Ltd. for a further discussion on the settlement agreement.)

  On April 28, 1993, Moody's Investor Service (Moody's) confirmed the credit ratings of HEI, citing HEI's plans to issue additional common equity in order to rebalance its capital structure. Moody's stated that its concerns regarding a lawsuit associated with HIG and stemming from Hurricane Iniki are partially mitigated by the possible long period before a fully litigated decision is reached. The confirmation concluded a review for possible downgrade initiated on December 4, 1992.

  In October 1993, S&P completed its review of the U.S. investor-owned electric utility industry and concluded that more stringent financial risk standards are appropriate to counter mounting business risk. "S&P believes the industry's credit profile is threatened chiefly by intensifying competitive pressures," the agency said in a statement. It also cited sluggish demand expectations, slow earnings growth prospects, high dividend payouts and environmental cost pressures. Under the new guidelines, S&P rated HECO's business position as average.

  As of February 11, 1994, HEI's and HECO's S&P, Moody's and D&P security ratings were as follows:

                                 S&P (1)            Moody's (2)              D&P (3)
                                 -------            -----------              -------
HEI
Medium-term notes                BBB                   Baa2                  BBB+
Commercial paper                 A-2                   P-2                   Duff 1-
Ratings outlook                  Negative              N/A                   N/A

HECO
First mortgage bonds             BBB+                  A3                    A
Unsecured notes                  BBB                   Baa1                  A-
Cumulative preferred stock       BBB                   baa1                  BBB+
Commercial paper                 A-2                   P-2                   Duff 1-
Ratings outlook                  Negative              N/A                   N/A

N/A     Not applicable.

(1) S&P. Debt rated BBB or BBB+ is regarded as having an adequate capacity to pay interest and repay principal. Whereas it normally exhibits adequate protection parameters, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity to pay interest and repay principal for debt in this category than in higher rated categories.

        The ratings may be modified by the addition of a plus or minus sign to show relative standing within the major categories.

        A commercial paper rating is a current assessment of the likelihood of timely payment of debt having an original maturity of no more than 365 days. Commercial paper rated A-2 indicates that capacity for timely payment on issues is satisfactory.

(2) Moody's. Bonds which are rated Baa2 or Baa1 are considered as medium grade obligations, i.e., they are neither highly protected nor poorly secured. Interest payment and principal security appear adequate for the present but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Such bonds lack outstanding investment characteristics and in fact have speculative characteristics as well.

        Bonds which are rated A3 possess many favorable investment attributes and are to be considered as upper medium grade obligations. Factors giving security to principal and interest are considered adequate but elements may be present which suggest a susceptibility to impairment sometime in the future.

        Preferred stock rated baa1 is considered to be a medium grade preferred stock, neither highly protected nor poorly secured. Earnings and asset protection appear adequate at present but may be questionable over a great length of time.

        Numeric modifiers are added to debt and preferred stock ratings. Numeric modifier 1 indicates that the security ranks in the higher end of its generic rating category and numeric modifier 2 indicates a mid-range ranking.

        Commercial paper rated P-2 is considered to have a strong ability for repayment of senior short-term obligations. This will normally be evidenced by the following characteristics: a) leading market positions in well- established industries, b) high rates of return on funds employed, c) conservative capitalization structure with moderate reliance on debt and ample asset protection, d) broad margins in earnings coverage of fixed financial charges and high internal cash generation and e) well established access to a range of financial markets and assured sources of alternate liquidity. Earnings trends and coverage ratios, while sound, may be more subject to variation. Capitalization characteristics, while still appropriate, may be more affected by external conditions. Ample alternate liquidity is maintained.

(3) Duff & Phelps. Debt rated BBB+ is regarded as having below average protection factors, but still considered sufficient for prudent investment. There may be considerable variability in risk during economic cycles.

      Debt rated A or A- is considered to have protection factors that are average but adequate. However, risk factors are more variable and greater in periods of economic stress.

        Commercial paper rated Duff 1- indicates a high certainty of timely payment. Liquidity factors are strong and supported by good fundamental protection factors. Risk factors are very small.

  Each security rating listed above is not a recommendation to buy, sell or hold securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.

  Neither HEI nor HECO management can predict with certainty future rating agency actions or their effects on the future cost of capital of HEI or HECO.

ELECTRIC UTILITY

HECO AND SUBSIDIARIES AND SERVICE AREAS

  HECO, MECO and HELCO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Maui, Lanai and Molokai; and Hawaii, respectively.
HECO acquired MECO in 1968 and HELCO in 1970.

  In 1993, the electric utilities contributed approximately 77% of HEI's consolidated revenues from continuing operations and approximately 76% of HEI's consolidated operating income from continuing operations, excluding unallocated corporate expenses and eliminations. At December 31, 1993, the assets of the electric utilities represented approximately 38% of the total assets of the Company, excluding assets at the corporate level and eliminations. For additional information about the electric utilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated herein by reference to pages 29 to 39 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a) and pages 3 to 9 of HECO's 1993 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

  The islands of Oahu, Maui, Lanai, Molokai and Hawaii have a combined population estimated at 1,104,000, or approximately 95% of the population of the State of Hawaii, and cover a service area of 5,766 square miles. The principal communities served include Honolulu (on Oahu), Wailuku and Kahului (on Maui) and Hilo and Kona (on Hawaii). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations.

  HECO, MECO and HELCO have nonexclusive franchises from the state covering certain areas and authorizing them to construct, operate and maintain facilities over and under public streets and sidewalks. HECO's franchise covers the City & County of Honolulu, MECO's franchises cover the islands of Maui, Lanai and Molokai in the County of Maui and the small County of Kalawao on the island of Molokai, and HELCO's franchise covers the County of Hawaii. Each of these franchises will continue in effect for an indefinite period of time until forfeited, altered, amended or repealed.

SALES OF ELECTRICITY

  HECO, MECO and HELCO provide the only electric public utility service on the islands they serve. The following table sets forth the numberEof their electric customer accounts as of December 31, 1993, 1992 and 1991 and their electric sales revenues for each of the years then ended:

                                   1993                          1992                        1991
                           --------------------           -------------------         ----------------------
                                       Electric                      Electric                    Electric
                           Customer     sales             Customer    sales           Customer     sales
(dollars in thousands)     accounts    revenues           accounts   revenues         accounts   revenues(1)
- ----------------------     --------    --------           --------   --------         --------   -----------
HECO..................     263,478     $644,029           257,442    $564,574         255,176     $534,503
MECO..................      51,064      113,018            50,263     104,149          48,519      101,002
HELCO.................      56,556      112,968            55,412     104,470          53,351      100,983
                           -------     --------           -------    --------         -------     --------
                           371,098     $870,015           363,117    $773,193         357,046     $736,488
                           =======     ========           =======    ========         =======     ========


(1) Includes the effect of the change in the method of estimating unbilled kilowatthour sales and revenues.

  Revenues from the sale of electricity in 1993 were from the following types of customers in the proportions shown:

                              HECO      MECO      HELCO     Total
                              ----      ----      -----     -----
Residential. . . . . . .       30%       35%       42%       33%
Commercial . . . . . . .       28        35        38        30
Large light and power. .       41        30        20        36
Other. . . . . . . . . .        1        --        --         1
                              ----      ----      ----      ----
                              100%      100%      100%      100%
                              ====      ====      ====      ====


  Total electricity sales for all three utilities in 1993 were 8,325 million kilowatthours (KWH), a 0.1% decrease from 1992 sales. The relatively low sales in 1993 reflect cooler weather, the slowing in the state economy and conservation efforts.

  Approximately 10% of consolidated operating revenues of HECO and its subsidiaries was derived from the sale of electricity to various federal government agencies in 1993, 1992 and 1991. HECO's fifth largest customer, the Naval Base at Barbers Point, Oahu, is expected to be closed within the next four to five years. On March 8, 1994, President Clinton signed an Executive Order which mandates that each federal agency develop and implement a program with the intent of reducing energy consumption by 30% by the year 2005 to the extent that these measures are cost-effective. The 30% reductions will be measured relative to the agency's 1985 energy use. HECO is working with various Department of Defense installations to implement demand-side management programs which will help them achieve their energy reduction objectives. It is expected that several Department of Defense installations will sign a Basic Ordering Agreement under which HECO will implement the energy conservation projects. Neither HEI nor HECO management can predict with certainty the impact of President Clinton's Executive Order on the Company's or consolidated HECO's future results of operations.

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING STATISTICS

                                          1993      1992     1991**        1990      1989
                                         -----      ----     -------       ----      ----
KWH SALES (MILLIONS)
Residential..........................   2,340.3   2,326.8   2,270.5     2,204.2   2,129.3
Commercial...........................   2,284.6   2,273.9   2,205.1     2,105.9   2,013.9
Large light and power................   3,646.2   3,675.8   3,622.6     3,601.3   3,453.9
Other................................      54.1      55.4      55.4        56.3      52.0
                                        -------   -------   -------     -------   -------
                                        8,325.2   8,331.9   8,153.6     7,967.7   7,649.1
                                        =======   =======   =======     =======   =======

NET ENERGY GENERATED AND
  PURCHASED (MILLIONS OF KWH)
Net generated.......................    5,789.6   6,555.4   6,991.1     7,746.2    7,692.1
Purchased...........................    3,101.0   2,325.0   1,599.7       713.3      448.9
                                        -------   -------   -------     -------    -------
                                        8,890.6   8,880.4   8,590.8     8,459.5    8,141.0
                                        =======   =======   =======     =======    =======

Losses and system uses (%)..........        6.1       6.0       4.9***      5.6        5.8

ENERGY SUPPLY (YEAREND)
Generating capability--MW...........      1,638     1,592     1,552       1,555      1,558
Firm purchased capability--MW.......        473       454       228          46         47
                                        -------   -------   -------     -------    -------
                                          2,111     2,046     1,780       1,601      1,605
                                        =======   =======   =======     =======    =======

Gross peak demand--MW*.............       1,496     1,493     1,446       1,408      1,359
Btu per net KWH generated...........     10,846    10,870    10,768      10,692     10,685
Average fuel oil cost per
  million Btu (cents)...............      340.5     317.1     367.5       400.1      324.6

CUSTOMER ACCOUNTS (YEAREND)
Residential.........................    320,987   314,185   308,770     299,473    293,568
Commercial..........................     48,008    46,817    46,189      44,885     44,211
Large light and power...............        628       641       637         621        594
Other...............................      1,475     1,474     1,450       1,438      1,466
                                        -------   -------   -------     -------    -------
                                        371,098   363,117   357,046     346,417    339,839
                                        =======   =======   =======     =======    =======

ELECTRIC REVENUES (THOUSANDS)
Residential.........................   $283,662  $250,808  $235,295    $221,701   $193,560
Commercial..........................    262,751   236,350   224,300     210,232    181,921
Large light and power...............    317,816   280,871   271,863     264,812    222,181
Other...............................      5,786     5,164     5,030       5,013      4,230
                                       --------  --------  --------    --------   --------
                                       $870,015  $773,193  $736,488    $701,758   $601,892
                                       ========  ========  ========    ========   ========

AVERAGE DREVENUE PER KWH SOLD (CENTS)
Residential.........................      12.12     10.78     10.36       10.06       9.09
Commercial..........................      11.50     10.39     10.17        9.98       9.03
Large light and power...............       8.72      7.64      7.51        7.35       6.43
Other...............................      10.69      9.32      9.08        8.90       8.14
                                        -------   -------   -------     -------   --------
Average revenue per KWH sold........      10.45      9.28      9.03        8.81       7.87

RESIDENTIAL STATISTICS
Average annual use per customer
 account (KWH)......................      7,367     7,460     7,427      7,416       7,318
Average annual revenue per
 customer account...................    $892.98   $804.09   $769.64    $745.96     $665.22
Average number of customer
 accounts...........................    317,657   311,915   305,720    297,202     290,973
                                        -------   -------   -------    -------     -------


* Sum of the peak demands on all islands served, noncoincident and nonintegrated.
** Includes the effect of the change in the method of estimating unbilled KWH sales and revenues.
*** Excluding the effect of the change in the method of estimating unbilled
    KWH sales and revenues, losses and system uses would have been 5.6%.

GENERATION STATISTICS

  The following table contains certain generation statistics as of December 31, 1993, and for the year ended December 31, 1993. The capability available for operation at any given time may be less than the generating capability shown because of temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

                                                  Generating
                                                  and firm
                                                  purchased                                              KWH net
                                                  capability       Gross                                generated
                                                   (MW) at         peak                    Annual          and
                                                 December 31,     demand      Reserve       load        purchased
     Systems                                       1993 (1)      (MW) (2)     margin     factor (2)     (millions)
 ----------------------------------------------  ------------   ---------    ---------   ----------    ------------
ISLAND OF OAHU-HECO
Conventional oil-fired steam units.............     1,160.0
Combustion turbines (peaking units)............       103.0
Firm contract power(3).........................       406.0
                                                    -------      -------       ------       ------       --------
                                                    1,669.0      1,174.0        42.2%       71.09%        7,029.8
                                                    -------      -------       ------       ------       --------
ISLAND OF MAUI-MECO
Conventional oil-fired steam units.............        37.6
Combined-cycle unit............................        58.0
Diesel.........................................       105.7
Firm contract power(4).........................        16.0
                                                    -------      -------       ------       ------       --------
                                                      217.3        156.7        38.7%       69.9 %          927.6
                                                    -------      -------       ------       ------       --------
ISLAND OF LANAI-MECO
Diesel.........................................         9.7          4.5       115.6%       66.3 %           25.7
                                                    -------      -------       ------       ------       --------

ISLAND OF MOLOKAI-HELCO
Diesel.........................................         6.5
Combustion turbine.............................         2.2
                                                    -------      -------       ------      -------       --------
                                                        8.7          6.1        42.6%       64.3 %           34.0
                                                    -------      -------       ------      -------       --------
ISLAND OF HAWAII-HELCO
Conventional oil-fired steam units.............        71.2
Combustion turbines............................        45.7
Diesel.........................................        37.7
Firm contract power(4).........................        51.0
                                                    -------      -------       ------      -------       --------
                                                      205.6        155.0        32.6%       66.6 %          873.5
                                                    -------      -------       ------      -------       --------
Total..........................................     2,110.3      1,496.3        41.0%       70.5 %        8,890.6
                                                    =======      =======       ======      =======       ========

(1) HECO units at normal ratings less 14.0 MW due to capability restrictions, and MECO and HELCO units at reserve ratings.
(2)   Noncoincident and nonintegrated.
(3)   Independent power producers - 180.0 MW (Kalaeloa), 180.0 MW (AES-BP) and
      46.0 MW (HRRV).
(4) Non-utility generation-MECO: 16.0 MW (Hawaiian Commercial & Sugar Company) and HELCO: 25.0 MW (Puna Geothermal Ventures), 18.0 MW (HCPC) and 8.0 MW (Hamakua Sugar Company). Hamakua Sugar Company filed for bankruptcy in 1992 and is expected to discontinue operations in 1994.

REQUIREMENTS AND PLANS FOR ADDITIONAL GENERATING CAPACITY

  Each of the three utilities completed its first Integrated Resource Plan (IRP) in 1993. These plans identified and evaluated a mix of resources to meet near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. The IRPs include demand-side management (DSM) programs to reduce load and fuel consumption and consider the impact on the environment, culture, community lifestyles and economy of the state.

  On July 1, 1993, HECO filed its first Integrated Resource Plan with the Hawaii Public Utilities Commission (PUC). This plan was subsequently modified in January 1994 due to a change in load forecast. The decrease in the load forecast, the inclusion of the impact of proposed DSM programs, and the deferred retirement of Honolulu Unit Nos. 8 & 9 until 2004, allowed HECO to defer its next generating unit addition to the year 2005. In its plan, HECO recommended that this next generating unit be a coal-fired atmospheric fluidized bed combustion unit to provide a fuel alternative to oil. Because of the uncertainty of the impact of new environmental regulations and the political pressure to remove Honolulu Power Plant from downtown Honolulu earlier than the 2004 time frame, alternate plans are being developed to add generating capacity earlier if necessary.

  MECO completed construction of its first 58-MW dual-train combined-cycle facility in 1993 at a cost of $78 million. On December 15, 1993, MECO filed its first IRP with the PUC. MECO plans to add a second dual-train combined-cycle unit with the addition of a 20-MW combustion turbine (CT) in 1996, another
20-MW CT in 1999 and the conversion of these units into a 58-MW combined-cycle unit with the addition of an 18-MW steam turbine in 2000. MECO's Molokai Division plans to purchase three 2.2-MW diesel units; two in 1995 and one in 1996. MECO's Lanai Division plans to add three 2.2-MW diesel units in 1996.

  On October 15, 1993, HELCO filed its first IRP with the PUC. HELCO has a power purchase agreement with Puna Geothermal Ventures (PGV) for 25 MW which became a firm source of power on June 27, 1993. Hamakua Sugar Company filed for bankruptcy in 1992 and ceased power production on May 7, 1993, but resumed on July 15, 1993, under a court-approved harvest plan which is expected to continue over a period of 10 to 16 months. It is expected that Hamakua's capacity of 8MW will be unavailable to HELCO by the end of 1994. Hilo Coast Processing Company (HCPC) will discontinue harvesting sugar cane in late 1994 and has indicated that it may increase its power export capability and switch its primary fuel from bagasse (sugarcane waste) to coal. This would require a new modified power purchase agreement, which would be subject to PUC approval. For capacity planning, HELCO assumed that HCPC would continue to provide 18 MW of firm power to HELCO under the existing power purchase agreement. The installation of a phased combined-cycle unit is proceeding. The service date for the first CT, CT-4, is scheduled for July 1, 1995 pending Conservation District Use Application approval at the existing Keahole Power Plant site. Although capacity after CT-4 is not required until April 1996, CT-5 is scheduled to be installed immediately after CT-4 in September 1995 based on economies of the earlier schedule which allows HELCO to use the same construction contract as CT-4. In addition, the earlier schedule permits HELCO to proceed with the planned retirements of its older, less efficient units and to mitigate uncertainties with respect to deliveries from HELCO's power purchase producers. Conversion of CT-4 and CT-5 to combined-cycle operation with the addition of a steam unit, ST-7 is expected to occur by October 1997.

NONUTILITY GENERATION

  The Company has supported state and federal energy policies which encourage the development of alternate energy sources that reduce dependence on fuel oil. Alternate energy sources range from wind, geothermal and hydroelectric power, to energy produced by the burning of bagasse. Other nonoil projects include a generating unit burning municipal waste and a fluidized bed unit burning coal.

  HECO currently has three major power purchase agreements. In general, HECO's payments under these power purchase agreements are based upon available capacity and energy. Payments for capacity generally are not required if the contracted capacity is not available, and payments are reduced, under certain conditions, if available capacity drops below contracted levels. In general, the payment rates for capacity have been predetermined for the terms of the agreements. The energy charges will vary over the terms of the agreements and HECO may pass on changes in the fuel component of the energy charges to customers through energy cost adjustment clauses in its rate schedules. HECO does not operate nor does it participate in the operation of any of the facilities that provide power under the three agreements. Title to the facilities does not pass to HECO upon expiration of the agreements, and the agreements do not contain bargain purchase options with respect to the facilities.

  In March 1988, HECO entered into a power purchase agreement with AES Barbers Point, Inc. (AES-BP), a Hawaii-based cogeneration subsidiary of Applied Energy Services, Inc. (AES) of Arlington, Virginia. The agreement with AES-BP, as amended in August 1989, provides that, for a period of 30 years, HECO will purchase 180 MW of firm capacity, under the control of HECO's system dispatcher. The AES-BP 180-MW coal-fired cogeneration plant utilizes a "clean coal" technology and became operational in September 1992. The facility is designed to sell sufficient steam to qualify under the Public Utility Regulatory Policies Act of 1978 (PURPA) as an unregulated cogenerator.

  HECO entered into an agreement in October 1988 with Kalaeloa Partners, L.P. (Kalaeloa) a limited partnership whose sole general partner is an indirect, wholly owned subsidiary of ASEA Brown Boveri, Inc., which has guaranteed certain of Kalaeloa's obligations and, through affiliates, has contracted to design, build, operate and maintain the facility. The agreement with Kalaeloa, as amended, provides that HECO will purchase 180 MW of firm capacity for a period of 25 years. The Kalaeloa facility, which was completed in the second quarter of 1991, is a combined-cycle operation, consisting of two oil-fired combustion turbines and a steam turbine which utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to qualify under PURPA as an unregulated cogenerator.

  HECO has also entered into a power purchase contract and a firm capacity amendment with Honolulu Resource Recovery Venture (HRRV), which has built a 60-MW refuse-fired plant. The HRRV unit began to provide firm energy in the second quarter of 1990 and currently supplies HECO with 46 MW of firm capacity.

  The PUC has approved and allowed rate recovery for the costs related to HECO's three major power purchase agreements, which provide a total of 406 MW of firm capacity, representing 24% of HECO's total generating and firm purchased capability on the island of Oahu as of December 31, 1993. Assuming that the three independent power producers operate at the minimum availability criteria in the power purchase agreements, aggregate fixed capacity charges under the three major agreements are expected to be between approximately $95 million and $98 million annually from 1994 through 2015, $73 million in 2016, between $59 million and $62 million annually from 2017 through 2021, and $46 million in 2022.

  As of December 31, 1993, HELCO and MECO had power purchase agreements for 51 MW and 16 MW of firm capacity, respectively, representing 25% and 7% of their respective total generating and firm purchased capabilities. Assuming that the independent power producers operate at the minimum availability criteria in the power purchase agreements, aggregate fixed capacity charges are expected to be approximately $9 million annually in 1994 and 1995, $8 million from 1996 through 1999, $6 million from 2000 through 2002 and $4 million annually from 2003 through 2028.

  HELCO has a power purchase agreement with PGV for 25 MW of firm capacity. PGV, an independent geothermal power producer which experienced substantial delays in commencing commercial operations, passed an acceptance test in June 1993 and is now considered to be a firm capacity source for 25 MW.

  HERS owned and operated a windfarm on the island of Oahu and sold the electricity it generated to HECO. The windfarm consisted of 14 600-KW and one 3,200-KW wind turbines. In March 1993, HEI sold the stock of HERS to The New World Power Corporation with the power purchase agreements between HERS and HECO continuing in effect. The stock of LVI was transferred to HEI prior to the sale of HERS. LVI's windfarm on the island of Hawaii consists of 54 20-KW and 34 17.5-KW wind turbines. LVI sells its electricity to HELCO and the Hawaii County Department of Water Supply. See "Discontinued operations--Hawaiian Electric Renewable Systems, Inc."

  Hamakua Sugar Company has been operating under Federal Bankruptcy Court protection since August 1992. Hamakua is presently in a Chapter 11 bankruptcy proceeding and is conducting a final sugar cane harvest over a period of 10 to 16 months, which began in July 1993. During the harvest, Hamakua has agreed to supply HELCO with 8 MW of firm capacity under an amendment to HELCO's existing power purchase agreement.

  HELCO has a power purchase agreement with Hilo Coast Processing Company (HCPC) for 18 MW of firm capacity. On July 31, 1992, C. Brewer and Company, Limited publicly announced that Mauna Kea Agribusiness, which is the primary supplier of sugar cane processed by HCPC, will begin converting its acreage to macadamia nuts, eucalyptus trees and other diversified crops as of November 1, 1992, and will discontinue harvesting sugar cane in late 1994. The announcement also indicated that, after the last sugar harvest, HCPC's primary fuel would be coal, supplemented by macadamia nut husks and other biomass material. It is HELCO's understanding that HCPC plans to continue supplying power after 1994 (and may even be in a position to supply more than 18 MW after its sugar processing operations are discontinued), and HELCO has assumed that HCPC's commitment to provide 18 MW of capacity will remain in effect for the current term of the contract, which ends December 31, 2002.

  BHP Petroleum Americas (Hawaii) Inc. (BHPH), formerly Pacific Resources, Inc., stopped hauling heavy fuel oil from Oahu to the other Hawaiian
Islands at the end of May 1992. This may continue to affect the ability of the sugar companies, which relied on the oil delivered by BHPH, to supply power to HELCO and MECO. In light of this situation, some of the sugar companies have or are considering conversion to alternative fuels.

  Although it currently appears that heavy fuel oil will continue to be commercially available, in the event of the unavailability of heavy fuel oil, certain nonutility generators of electricity with contracts with HELCO and MECO may need to use a more expensive alternative fuel such as diesel. The legislation amending the state Environmental Response Law allows these producers, subject to PUC approval, to charge the utilities rates for energy purchases reflecting their higher fuel costs rather than the currently approved rates and, in turn, permits each utility to pass on the increases to its customers through an automatic rate adjustment clause. To minimize the rate increase of any one utility, the legislation permits the PUC, under certain conditions, to utilize a statewide automatic adjustment clause. In 1993, HELCO received PUC approval for recovery of the higher fuel costs incurred by HCPC.

FUEL OIL USAGE AND SUPPLY

  All rate schedules of the Company's electric utility subsidiaries contain energy cost adjustment clauses whereby the charges for electric energy (and consequently the revenues of the subsidiaries generally) automatically vary with the weighted average price paid for fuel oil and certain components of purchased energy, and the relative amounts of company-generated and purchased power. Accordingly, changes in fuel oil and purchased energy costs are passed on to customers. See "Electric utility -- Rates."

  HECO's steam power plants burn low sulfur residual fuel oil. HECO's combustion turbines (peaking units) on Oahu burn diesel fuel. MECO and HELCO burn medium sulfur industrial fuel oil in their steam generating plants and diesel fuel in their diesel engine and combustion turbine generating units.

  In the second half of 1993, HECO concluded agreements with Chevron, U.S.A., Inc. (CUSA) and BHP Petroleum Americas Refining Inc. (BHP), formerly Hawaiian Independent Refinery, Inc., to purchase supplies of low sulfur fuel oil for a two-year term commencing January 1, 1994. The PUC approved these agreements and issued a final order in December 1993 permitting inclusion of costs under the contracts in the energy cost adjustment clause. HECO pays market-related prices for fuel purchases made under these contracts.

  HECO, MECO and HELCO have extended a contract with CUSA under which they will purchase No. 2 diesel fuel over a period of two years beginning January
1, 1994. The Company's utility subsidiaries jointly purchase medium sulfur residual fuel oil under this same contract and together purchase diesel fuel and residual fuel oil under a recently extended contract with BHP. The contracts with CUSA and BHP have been approved by the PUC which issued a final order in December 1993 permitting inclusion of costs under the contracts in the respective utility's energy cost adjustment clause. Diesel fuel and residual fuel oil supplies purchased under these agreements are priced on a market-related basis.

  The diesel fuel supplied to the Lanai Division of MECO is provided under an agreement with the CUSA jobber (i.e., wholesale merchant) on Lanai. The Molokai Division of MECO receives diesel fuel supplies through the joint purchase contract between HECO, MECO and HELCO and CUSA referred to above.

  The low sulfur residual fuel oil burned by HECO on Oahu is derived primarily from Indonesian and domestic crude oils. The medium sulfur residual fuel oil burned by MECO and HELCO is generally derived from domestic crude oil.

  The fuel oil commitments information in Note 11 to HECO's Consolidated Financial Statements is incorporated herein by reference to page 24 of HECO's 1993 Annual Report to Stockholder, portions of which are filed herein as HECO
Exhibit 13(b).

  The following table sets forth the average costs of fuel oil used to generate electricity in the years 1993, 1992 and 1991:


                 HECO                MECO              HELCO             Consolidated
          ------------------   ----------------    ----------------    ------------------
                      cents/             cents/              cents/                cents/
          $/Barrel    MBtu     $/Barrel  MBtu      $/Barrel  MBtu      $/Barrel    MBtu
          --------    ------   --------  ------    --------  ------    --------    ------
1993.....  20.27      323.7    24.85     416.3     21.02     344.4      21.09      340.5
1992.....  18.71      298.4    23.90     399.4     20.68     339.0      19.69      317.1
1991.....  22.82      365.4    25.13     419.0     20.10     328.1      22.79      367.5

  The average cost per barrel of fuel oil used to generate electricity for HECO, MECO and HELCO reflects the different fuel mix of each company. HECO uses primarily low sulfur residual fuel oil, MECO uses a significant amount of diesel fuel and HELCO uses primarily medium sulfur residual fuel oil and a lesser amount of diesel fuel. In general, medium sulfur fuel oil is the least costly per barrel and diesel fuel is the most expensive. During 1993, the prices of diesel fuel and low sulfur oil declined, while the price of medium sulfur fuel oil displayed no sustained trend.

  HTB was contractually obligated to ship heavy fuel oil for HELCO and MECO through December 1993. Effective December 31, 1993, HTB exited the heavy fuel oil shipping business. See "Regulation and other matters -- Environmental regulation -- Water quality controls." HELCO and MECO carried out a bidding process to determine who would ship heavy fuel oil beyond 1993. Several bids were received and evaluated and two contracts have been signed with Hawaiian Interisland Towing, Inc., subject to PUC approval (which has been obtained on an interim basis). HELCO and MECO have also begun to convert their generating plants from burning heavy fuel oil to burning either heavy fuel oil or diesel fuel in the event heavy fuel oil is no longer available in the future. Diesel fuel does not pose the same environmental liability concerns as heavy fuel oil, but it is more expensive and the use of diesel fuel could significantly increase HELCO's and MECO's electric rates. Conversion would assure HELCO and MECO more flexibility by permitting use of another type of fuel besides heavy fuel oil.

  In 1994, it is estimated that 75% of the net energy generated and purchased by HECO and its subsidiaries will come from oil, down from 77% in 1993. Failure by the Company's oil suppliers to provide fuel pursuant to the supply contracts and/or extremely high fuel prices could adversely affect HECO and its subsidiaries' and the Company's financial condition and results of operations.

RATES

  HECO, MECO and HELCO are subject to the regulatory jurisdiction of the PUC with respect to rates, standards of service, issuance of securities, accounting and certain other matters. See "Regulation and other matters -- Electric utility regulation."

  All rate schedules of HECO and its subsidiaries contain an energy cost adjustment clause to reflect changes in the price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated and purchased power. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. Rate increases, other than pursuant to such automatic adjustment clauses, require the prior approval of the PUC after public and contested case hearings. PURPA requires the PUC to periodically review the energy cost adjustment clauses of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change.

  The PUC has broad discretion in its regulation of the rates charged by the Company's utility subsidiaries. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters or any delay in rendering a decision in a rate proceeding could have a material adverse effect on consolidated HECO's and the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim decision in a rate case within 10 months from the date of filing a complete application if the evidentiary hearing is completed -- subject to extension for 30 days if the evidentiary hearing is not completed. However, there is no time limit for rendering a final decision.

HECO

  Rate increase. On July 29, 1991, HECO applied to the PUC for permission to increase electric rates on the island of Oahu in 1992. The rates requested would have provided approximately $138 million in annual revenues, or approximately 26.4% over HECO's then existing rates, based on January 1, 1992 fuel oil and purchased energy prices. The request was based on a 13.5% return on average common equity.

  On June 30, 1992, HECO received a final decision and order from the PUC. The decision and order granted an increase of $124 million in annual revenues, based on a 13.0% return on average common equity.

  The increase took effect in steps in 1992. $28 million of the $124 million increase was granted in the interim decision effective April 1, 1992. A step increase of $2.3 million in annual revenues became effective July 8, 1992. Approximately $93 million of the $124 million increase represented a pass-through of costs when HECO began purchasing generating capacity from independent power producer AES-BP in September 1992. The increase is subject to possible adjustments for postretirement benefits other than pensions.

  The major reason for the difference between revenues requested in HECO's application and the revenues granted by the PUCO's final decision and order relates to postretirement benefits other than pensions expense. HECO requested $11 million in annual revenues to cover the additional expense required under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The PUC has opened a separate generic docket on postretirement benefits other than pensions and indicated that the total increase granted in the final decision and order will be adjusted to reflect its decision in that docket. The PUC has not yet issued a final decision and order in this generic docket. The information on postretirement benefits other than pensions in Note 10 to HECO's Consolidated Financial Statements is incorporated herein by reference to pages 23 to 24 of HECO's 1993 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

  Pending rate requests. On July 26, 1993, HECO applied to the PUC for permission to increase electric rates, using a 1994 test year and requesting rates designed to produce an increase of approximately $62 million in annual revenues over the revenues provided by rates currently in effect. HECO subsequently revised its rate request from $62 million to approximately $54 million by the close of the evidentiary hearings held in March 1994. The revision resulted primarily from rescheduling certain capital projects from 1994 to 1995, and agreements among the parties with respect to certain issues. The requested increase, as revised, is based on a 12.75% return on average common equity and is needed to cover rising operating costs and the cost of new capital projects to maintain and improve service reliability. In addition, the requested increase includes approximately $9 million for costs arising out of the change to accrual accounting for postretirement benefits other than pensions, and the amount of the required increase will be reduced to the extent that rate relief for these costs is received in another proceeding. The information on postretirement benefits other than pensions in Note 10 to HECO's Consolidated Financial Statements is incorporated herein by reference to pages 23 to 24 of HECO's 1993 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b). HECO has requested an interim increase of approximately $39 million by April 1994, and the remainder of the requested increase in steps in 1994.

  On December 27, 1993, HECO applied to the PUC for permission to increase electric rates, using a 1995 test year and requesting rates designed to produce an increase of approximately $44 million in annual revenues over revenues provided by the initially proposed 1994 rates. As a result of revisions to the rate increase requested in 1994, the requested increase would be approximately $52 million over revenues provided by proposed 1994 rates. The increase requested by HECO is based on a 12.3% return on average common equity. The rate request based on a 1995 test year is in addition to HECO's pending $54 million rate increase requested for 1994. Both requests combined represent a 16.7% increase, or $106 million, over present rates.

  Revenue from the proposed increase would be used in part to cover the costs of major transmission and distribution projects on Oahu, including an important transmission corridor to connect power plants on the island's west side with customers throughout Oahu.

  The 1995 application includes requests for approximately $15 million for additional expenses associated with proposed changes in depreciation rates and methods and $7 million to establish a self-insured property damage reserve for transmission and distribution property in the event of catastrophic disasters. HECO seeks to establish the requested reserve because HECO is self-insured for damage to its transmission and distribution property, except substations. (HECO's subsidiaries are similarly self-insured.) Also, a heightened concern for the risk of loss of this property has grown out of the loss of virtually the entire transmission and distribution system of the unaffiliated electric utility serving the island of Kauai as a result of Hurricane Iniki in September 1992. HECO anticipates that evidentiary hearings on the 1995 application will be held in late 1994.

HELCO

  Rate increase. On July 31, 1991, HELCO asked the PUC to increase rates by $7.5 million a year, or 7.5%. The request was based on a 13.5% return on average common equity and a 1992 test year. On October 2, 1992, HELCO received a final decision and order from the PUC authorizing a total increase of $3.9 million in annual revenues, based on a 13.0% return on average common equity.

  HELCO's original request for rate increase included approximately $1.9 million to cover the increased cost of postretirement benefits other than pensions, and this request will be considered in a separate generic docket. The PUC has not yet issued a final decision and order in this generic docket. The information on postretirement benefits other than pensions in Note 10 to HECO's Consolidated Financial Statements is incorporated herein by reference to pages 23 to 24 of HECO's 1993 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b). Other rate adjustments could be made based on the results of the PUC's study of HELCO's service reliability. See "Item 3. Legal Proceedings--HELCO reliability investigation."

  Pending rate request. On November 30, 1993, HELCO applied to the PUC for permission to increase electric rates, using a 1994 test year and requesting rates designed to produce an increase of approximately $15.8 million in annual revenues, or 13.4%, over revenues provided by rates currently in effect. The requested increase is based on a 12.4% return on average common equity and is needed to cover plant, equipment and operating costs to maintain and improve service and provide reliable power for its customers. HELCO anticipates that evidentiary hearings will be held later this year.

MECO

  Pending rate request. In November 1991, MECO filed a request to increase rates by approximately $18.3 million annually, or approximately 17% above the rates in effect at the time of the filing, in several steps. Most of the proposed increase reflected the costs of adding a 58-MW combined-cycle generating unit on Maui in three phases and the costs related to the change in the method of accounting for postretirement benefits other than pensions. Evidentiary hearings were held in January 1993. At the conclusion of the hearings, MECO's final requested increase was adjusted to approximately $11.4 million annually, or approximately 10%, in several steps in 1993. The decrease in the requested rate increase resulted primarily from a reduced cost of capital, lower administrative and general expenses and other revisions to MECO's estimated revenue requirements for the 1993 test year used in the rate case. MECO's revised request reflected a return on average common equity of 13.0%.

  On January 29, 1993, MECO received an initial interim decision authorizing an annual increase of $2.8 million, or 2.4%, effective February 1, 1993. This interim decision covered, among other things, the costs associated with the first phase of the 58-MW combined-cycle generating unit, which had been placed in service on May 1, 1992. In the interim decision the PUC used a rate of return on average common equity of 12.75% in light of a drop in interest rates and changes in economic conditions since HECO's and HELCO's most recent rate case decisions and orders. The PUC also stated that MECO is less dependent on purchased power than HECO or HELCO, and that MECO's return on average common equity will be more extensively reviewed for purposes of the final decision and order. On May 7, 1993, MECO received a second interim decision authorizing a step increase of an additional $4 million in annual revenues, or 3.6%, effective May 8, 1993. This step increase covered the estimated annual costs of the second phase of the 58-MW combined-cycle generating unit, a combustion turbine which was placed into service on May 1, 1993. On October 21, 1993, MECO received a third interim decision authorizing a step increase of an additional $1 million in annual revenues, or 0.9%, effective October 21, 1993. This step increase covered the estimated annual costs of the third and final phase of the combined-cycle generating unit, which was placed into service on October 1, 1993. On December 9, 1993, MECO received a fourth interim decision authorizing a step increase of an additional $0.4 million in annual revenues, effective December 10, 1993, to cover wage increases that became effective on November 1, 1993. These interim increases are subject to refund with interest, pending the final outcome of the case. MECO's management cannot predict with certainty when a final decision in MECO's rate case will be rendered or the amount of the final rate increase that will be granted.

SAVINGS BANK -- AMERICAN SAVINGS BANK, F.S.B.

GENERAL

  ASB was granted a charter as a federal savings bank in January 1987. Prior to that time, ASB operated as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah since 1925. At September 30, 1993, ASB's total assets were $2.5 billion and it was the second largest savings and loan institution in Hawaii based on total assets.

  ASB was acquired by the Company for approximately $115 million on May
26, 1988. The acquisition was accounted for using the purchase method of accounting. Accordingly, tangible assets and liabilities were recorded at their estimated fair values at the acquisition date. The acquisition was approved by the Federal Home Loan Bank Board (FHLBB) which required HEI to enter into a Regulatory Capital Maintenance/Dividend Agreement (the FHLBB Agreement). Under the FHLBB Agreement, HEI agreed that ASB's regulatory capital would be maintained at a level of at least 6% of ASB's total liabilities, or at such greater amount as may be required from time to time by regulation. Under the FHLBB Agreement, HEI's obligation to contribute additional capital was limited to a maximum aggregate amount of approximately $65.1 million. HEI elected to contribute additional capital of $0.8 million and $24.0 million to ASB during 1993 and 1992, respectively. The FHLBB Agreement also included limitations on ASB's ability to pay dividends. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the regulations of the FHLBB and the FHLBB Agreement were transferred to the Office of Thrift Supervision (OTS). Effective December 23, 1992, ASB was granted a release from the dividend limitations imposed under the FHLBB Agreement. ASB is subject to the OTS regulations for dividends and other distributions applicable to financial institutions regulated by the OTS.

  ASB acquired First Nationwide Bank's Hawaii branches and deposits on October 6, 1990. The acquisition increased ASB's statewide retail branch network from 36 to 45 branches and its deposit base by $247 million, and provided approximately $239 million in cash.

  ASB's earnings depend primarily on its net interest income -- the difference between the interest income earned on interest-earning assets
(loans receivable, mortgage-backed securities and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from receipt of interest and principal on outstanding loans receivable, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase and other sources, including collateralized medium-term notes.

  For additional information about ASB, reference is made to Note 5 to HEI's Consolidated Financial Statements, incorporated herein by reference to pages 53 through 57 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  The following table sets forth selected data for ASB for the periods indicated:

                                             Years ended December 31,
                                           ---------------------------
                                           1993      1992(2)      1991
                                           ----      -------      ----
Return on assets
  Net income divided by average
    total assets (1)..................     1.00%      0.78%       0.72%
Return on equity
  Net income divided by average
    equity (1)........................    14.18%     12.10%      11.18%
Equity to assets ratio
  Average equity divided by average
    total assets......................     7.03%      6.46%       6.48%



(1)  Net income includes amortization of goodwill and core deposit intangibles.

(2) Reflects allocation of corporate-level expenses for segment reporting purposes, which were not billed to ASB. In the second quarter of 1992, HEI changed its method of billing corporate-level expenses to ASB. Under the new billing procedure, only certain direct charges, rather than fully-allocated costs, are billed to ASB. However, no change was made by HEI in the manner in which corporate-level expenses were allocated for segment reporting purposes.

CONSOLIDATED AVERAGE BALANCE SHEET

  The following table sets forth average balances of major balance sheet categories for the periods indicated. Average balances for each period have been calculated using the average month-end balances during the period.

                                                       Years ended December 31,
                                               --------------------------------------
(in thousands)                                    1993           1992         1991
                                               ----------     ---------    ----------
Assets
Investment securities........................  $  136,987     $  102,490   $   95,125
Mortgage-backed securities...................     647,973        793,248      793,021
Loans receivable, net........................   1,570,751      1,311,367    1,029,009
Other........................................     183,151        173,585      152,135
                                               ----------     ----------   ----------
                                               $2,538,862     $2,380,690   $2,069,290
                                               ==========     ==========   ==========

Liabilities and stockholder's equity
Deposit liabilities..........................  $2,076,192     $1,882,523   $1,557,301
Other borrowings.............................     230,101        288,862      340,562
Other........................................      54,212         55,586       37,318
Stockholder's equity.........................     178,357        153,719      134,109
                                               ----------     ----------   ----------
                                               $2,538,862     $2,380,690   $2,069,290
                                               ==========     ==========   ==========


ASSET/LIABILITY MANAGEMENT

  Interest rate sensitivity refers to the relationship between market interest rates and net interest income resulting from the repricing of interest-earning assets and interest-bearing liabilities. Interest rate risk arises when an interest-earning asset matures or when its interest rate changes in a time frame different from that of the supporting interest-bearing liability. Maintaining an equilibrium between rate sensitive interest-earning assets and interest-bearing liabilities will reduce some interest rate risk but it will not guarantee a stable net interest spread because yields and rates may change simultaneously or at different times and such changes may occur in differing increments. Market rate fluctuations could materially affect the overall net interest spread even if interest-earning assets and interest-bearing liabilities were perfectly matched. The difference between the amounts of interest-earning assets and interest-bearing liabilities that reprice during a given period is called "gap." An asset-sensitive position or "positive gap" exists when more assets than liabilities reprice within a given period; a liability-sensitive position or "negative gap" exists when more liabilities than assets reprice within a given period. A positive gap generally produces more net interest income in periods of rising interest rates and a negative gap generally produces more net interest income in periods of falling interest rates.

  As rates in 1993 have remained at low levels, the gap in the near term
(0-6 months) was a negative 4.1% of total assets as compared to a cumulative one-year positive gap position of 3.2% of total assets as of December 31, 1993. The negative near-term gap position reflects customers moving more interest sensitive funds into liquid passbook deposits. The cumulative one-year 1993 "positive gap" was primarily due to a very low interest rate environment that led to faster prepayments of fixed rate loans with high interest rates coupled with the increase of noninterest rate sensitive passbook deposits with a life expectancy of greater than a year.

  The following table shows ASB's interest rate sensitivity at December 31, 1993:

                                               Cumulative volumes at December 31, 1993
                                                    subject to repricing within
                                            ------------------------------------------
                                              1 year      1-5       Over 5
(dollars in thousands)                        or less    years      years       Total (1)
- ----------------------                        -------    -----      ------      ---------

INTEREST-EARNING ASSETS
Real estate loans and mortgage-
  backed securities
  Balloon and adjustable rate............. $  759,062   $ 15,859   $    --     $  774,921
  Fixed rate 1-4 unit residential.........    256,668    615,208    400,434     1,272,310
  Other...................................     59,171     64,413     29,650       153,234
Consumer and other loans..................    114,684     19,676      9,556       143,916
Commercial loans..........................      9,102      6,574      5,197        20,873
Other interest earning....................     30,630      4,699     35,160        70,489
                                           ----------   --------   --------    ----------
Total interest-earning assets.............  1,229,317    726,429    479,997     2,435,743
                                           ----------   --------   --------    ----------
INTEREST-BEARING LIABILITIES
Certificate accounts......................    321,191    136,170     43,287       500,648
Money market accounts.....................    106,362         --         --       106,362
Commercial checking and "Negotiable
 Order of Withdrawal" accounts............    273,243         --         --       273,243
Passbook accounts.........................    372,654    403,906    434,770     1,211,330
FHLB advances.............................     73,000    185,374     31,300       289,674
                                           ----------   --------   --------    ----------
Total interest-bearing liabilities........  1,146,450    725,450    509,357     2,381,257
                                           ----------   --------   --------    ----------
Interest rate sensitivity gap (2)......... $   82,867  $     979  $ (29,360)   $   54,486
                                           ==========  =========  =========    ==========

Cumulative interest rate sensitivity gap.. $   82,867  $  83,846  $  54,486
                                           ==========  =========  =========

Cumulative interest rate sensitivity gap
  over total assets.......................      3.16%      3.20%      2.08%
                                           ==========  =========  =========


(1) The table does not include $183 million of noninterest-earning assets and $53 million of noninterest-bearing liabilities.
(2) The difference between the total interest-earning assets and the total interest-bearing liabilities.

INTEREST INCOME AND INTEREST EXPENSE

  The following table sets forth average balances, interest and dividend income, interest expense and weighted average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the periods indicated. Average balances for each period have been calculated using the average month-end balances during the period.

                                                         Years ended December 31,
                                            -----------------------------------------------
(dollars in thousands)                         1993               1992              1991
- ----------------------                      ----------         ----------        ----------
Loans
  Average balances.....................     $1,570,751         $1,311,367       $1,029,009
  Interest income......................       $135,778           $124,714         $109,187 (2)
  Weighted average yield...............          8.64%              9.51%           10.61%

Mortgage-backed securities
  Average balances.....................       $647,973           $793,248         $793,021
  Interest income......................        $43,397            $60,774          $72,282 (2)
  Weighted average yield...............          6.70%              7.66%            9.11%

Investments (1)
  Average balances.....................       $136,987           $102,490          $95,125
  Interest and dividend income.........         $9,444             $7,156           $7,149
  Weighted average yield...............          6.89%              6.98%            7.52%

Total interest-earning assets
  Average balances.....................     $2,355,711         $2,207,105       $1,917,155
  Interest and dividend income.........       $188,619           $192,644         $188,618 (2)
  Weighted average yield...............          8.01%              8.73%            9.84%

Deposits
  Average balances.....................     $2,076,192         $1,882,523       $1,557,301
  Interest expense.....................        $77,651            $94,339          $99,042
  Weighted average rate................          3.74%              5.01%            6.36%

Borrowings
  Average balances.....................       $230,101           $288,862         $340,562
  Interest expense.....................        $15,050            $20,409          $25,798
  Weighted average rate................          6.54%              7.07%            7.58%

Total interest-bearing liabilities
  Average balances.....................     $2,306,293         $2,171,385       $1,897,863
  Interest expense.....................        $92,701           $114,748         $124,840
  Weighted average rate................          4.02%              5.28%            6.58%

Net balance, net interest income
  and interest rate spread
Net balance...........................         $49,418            $35,720          $19,292
Net interest income...................         $95,918            $77,896          $63,778
Interest rate spread..................           3.99%              3.45%            3.26%

(1)  ASB has no material amount of tax-exempt investments for periods shown.
(2)  Excludes nonrecurring items.

  The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted average interest rate multiplied by prior period average portfolio balance) and (2) changes in volume (change in average portfolio balance multiplied by prior period rate). Any remaining change is allocated to the above two categories on a pro rata basis.

                                                                 Increase (decrease) due to
                                                    --------------------------------------------------
(in thousands)                                          Rate              Volume             Total
- --------------                                      ------------       ------------       ------------
YEAR ENDED DECEMBER 31, 1993 VS. 1992
Income from interest-earning assets
  Loan portfolio..................................    $(12,101)          $23,165            $11,064
  Mortgage-backed securities......................      (7,060)          (10,317)           (17,377)
  Investments.....................................         (93)            2,381              2,288
                                                      ---------          --------           --------
                                                       (19,254)           15,229             (4,025)
                                                      ---------          --------           --------
Expense from interest-bearing liabilities
  Deposits........................................     (25,675)            8,987            (16,688)
  FHLB advances and other borrowings..............      (1,443)           (3,916)            (5,359)
                                                      ---------          --------           --------
                                                       (27,118)            5,071            (22,047)
                                                      ---------          --------           --------
Net interest income...............................      $7,864           $10,158            $18,022
                                                      =========          ========           ========
YEAR ENDED DECEMBER 31, 1992 VS. 1991
Income from interest-earning assets
  Loan portfolio..................................    $(12,173)          $27,700            $15,527
  Mortgage-backed securities......................     (11,529)               21            (11,508)
  Investments.....................................        (530)              537                  7
                                                      ---------          --------           --------

                                                       (24,232)           28,258              4,026
                                                      ---------          --------           --------
Expense from interest-bearing liabilities
  Deposits........................................     (23,222)           18,519             (4,703)
  FHLB advances and other borrowings..............      (1,655)           (3,734)            (5,389)
                                                      ---------          --------           --------

                                                       (24,877)           14,785            (10,092)
                                                      ---------          --------           --------

Net interest income...............................    $    645           $13,473            $14,118
                                                      =========          =======            ========



OTHER INCOME

  In addition to net interest income, ASB has various sources of other income, including fee income from servicing loans, fees on deposit accounts, rental income from premises and other income. Other income totaled approximately $11.1 million in 1993, compared to $10.4 million in 1992 and $9.7 million in 1991.

LENDING ACTIVITIES

  General. ASB's net loan and mortgage-backed securities portfolio totaled approximately $2.4 billion at December 31, 1993, representing 90.3% of its total assets, compared to $2.2 billion, or 88.3%, and $2.0 billion, or 89.7%, at December 31, 1992 and 1991, respectively. ASB's loan portfolio consists primarily of conventional residential mortgage loans which are not insured by the Federal Housing Administration (FHA) nor guaranteed by the Veterans Administration. At December 31, 1993, mortgage-backed securities represented 26.7% of the loan and mortgage-backed securities portfolio, compared to 32.7% at December 31, 1992 and 41.1% at December 31, 1991.

  The following tables set forth the composition of ASB's loan and mortgage-backed securities portfolio:

                                                                           December 31,
                                       -------------------------------------------------------------------------------------
                                                 1993                          1992                           1991
                                       ------------------------      ------------------------      -------------------------
                                       Balance       % of total      Balance       % of total      Balance        % of total
(dollars in thousands)                 -------       ----------      -------       ----------      -------        ----------

REAL ESTATE LOANS (1)
  Conventional......................   $1,584,218      66.98%        $1,294,769      59.59%        $ 976,004         50.02%
  Construction and
    development.....................       26,526       1.12             33,123       1.53            24,978          1.28
  Troubled debt
    restructuring...................        3,397       0.14              8,945       0.41               180          0.01
                                       -----------    -------        -----------    -------      -----------        -------
                                        1,614,141      68.24          1,336,837      61.53         1,001,162         51.31
Less
  Unearned fees and discounts.......      (26,728)     (1.13)           (20,422)     (0.94)         (16,106)         (0.82)
  Undisbursed loan funds............      (13,142)     (0.55)           (16,203)     (0.74)         (11,854)         (0.61)
  Allowance for losses..............       (3,962)     (0.17)            (3,626)     (0.17)          (2,678)         (0.14)
                                       -----------    -------        -----------    -------      -----------        -------
Total real estate loans, net........    1,570,309      66.39          1,296,586      59.68          970,524          49.74
                                       -----------    -------        -----------    -------      -----------        -------

OTHER LOANS
Loans on deposits...................       15,015       0.63             15,013       0.69           15,528           0.80
Consumer and other loans............      129,961       5.49            134,943       6.21          144,356           7.40
Commercial loans....................       24,494       1.04             21,830       1.01           22,998           1.18
                                       -----------    -------        -----------    -------      -----------        -------
                                          169,470       7.16            171,786       7.91          182,882           9.38
Less
  Unearned fees and discounts.......         (156)     (0.01)              (148)     (0.01)            (204)         (0.01)
  Undisbursed loan funds............       (3,173)     (0.13)            (3,805)     (0.18)          (3,436)         (0.18)
  Allowance for losses..............       (1,352)     (0.06)            (1,531)     (0.07)          (1,140)         (0.06)
                                       -----------    -------        -----------    -------      -----------        -------
Total other loans, net..............      164,789       6.96            166,302       7.65          178,102           9.13
                                       -----------    -------        -----------    -------      -----------        -------
MORTGAGE-BACKED SECURITIES,
  NET OF DISCOUNTS..................      630,156      26.65            709,891      32.67          802,430          41.13
                                       -----------    -------        -----------    -------      -----------        -------
TOTAL LOANS AND MORTGAGE-
  BACKED SECURITIES, NET............   $2,365,254     100.00%        $2,172,779     100.00%      $1,951,056         100.00%
                                       ===========    =======        ===========    =======      ===========        =======

(1)  Includes renegotiated loans.

                                                    December 31,
                               ------------------------------------------------------------
                                          1990                         1989
                               ---------------------------   ------------------------------
(dollars in thousands)           Balance      % of total       Balance        % of total
- ----------------------         -----------   -------------   -----------    ---------------
REAL ESTATE LOANS (1)
Conventional.................  $  792,197       44.95%       $  669,737         47.04%
Construction and development.       7,186        0.41            15,077          1.06
Troubled debt restructuring..         220        0.01               708          0.04
Other real estate loans......         130        0.01               130          0.01
                               -----------   ---------      ------------      ---------
                                  799,733       45.38           685,652         48.15
Less
  Unearned fees and discounts     (14,356)      (0.82)          (13,544)        (0.95)
  Undisbursed loan funds.....      (6,279)      (0.36)           (9,088)        (0.64)
  Allowance for losses.......      (2,371)      (0.13)           (2,042)        (0.14)
                               -----------   ---------      ------------      ---------
Total real estate loans, net      776,727       44.07           660,978         46.42
                               -----------   ---------      ------------      ---------
OTHER LOANS
Loans on deposits............      16,968        0.96            15,299          1.07
Consumer and other loans.....     128,387        7.29           105,131          7.38
Commercial loans.............      19,591        1.11            14,314          1.01
                               -----------   ---------      ------------      ---------
                                  164,946        9.36           134,744          9.46
Less
  Unearned fees and discounts        (252)      (0.01)             (309)        (0.02)
  Undisbursed loan funds.....      (3,355)      (0.19)           (2,912)        (0.20)
  Allowance for losses.......      (1,016)      (0.06)             (869)        (0.06)
                               -----------   ---------      ------------      ---------
Total other loans, net.......     160,323        9.10           130,654          9.18
                               -----------   ---------      ------------      ---------
MORTGAGE-BACKED SECURITIES,
  NET OF DISCOUNTS...........     825,292       46.83           632,249         44.40
                               -----------   ---------      ------------      ---------

TOTAL LOANS AND MORTGAGE-
  BACKED SECURITIES, NET.....  $1,762,342      100.00%       $1,423,881        100.00%
                               ===========   ==========     ============     ==========

(1)  Includes renegotiated loans.

  Origination, purchase and sale of loans. Generally, loans originated and purchased by ASB are secured by real estate located in Hawaii. As of December 31, 1993, approximately $11.9 million of loans which were purchased from other lenders were secured by properties located in the continental United States. For additional information, including information concerning the geographic distribution of ASB's mortgage-backed securities portfolio, reference is made to Note 20 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 67 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  The following table shows the amount of loans originated for the years indicated:

                                            Amount of
                                             loans
     (dollars in millions)                 originated
     ---------------------                 ----------

     1993.................................   $564
     1992.................................    601
     1991.................................    387
     1990.................................    366
     1989.................................    318

  Residential mortgage lending. During 1993, the demand for adjustable rate mortgage (ARM) loans over fixed rate loans decreased compared with 1992. ARM loans carry adjustable interest rates which are typically set according to a short-term index. Payment amounts may be adjusted periodically based on changes in interest rates. ARM loans represented approximately 24.7% of the total originations of first mortgage loans in 1993, compared to 34.0% and 27.4% in 1992 and 1991, respectively. ASB intends to continue to emphasize the origination and purchase of ARM loans to further improve its asset/liability management.

  ASB is permitted to lend up to 100% of the appraised value of the real property securing a loan. Its general policy is to require private mortgage insurance when the loan-to-value ratio of owner-occupied property exceeds 80% of the lower of the appraised value or purchase price. On nonowner-occupied residential properties, the loan-to-value ratio may not exceed 80% of the lower of the appraised value or purchase price.

  Construction and development lending. ASB provides both fixed and adjustable rate loans for the construction of one-to-four residential unit and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, all construction and development loans are priced higher than loans secured by completed structures. ASB's underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 1993, 1992 and 1991, construction and development loans represented 1.5%, 2.2% and 2.1%, respectively, of ASB's gross loan portfolio. See "Loan portfolio risk elements."

  Multi-family residential and commercial real estate lending. Permanent loans secured by multi-family properties (generally apartment buildings), as well as commercial and industrial properties (including office buildings, shopping centers and warehouses), are originated by ASB for its own portfolio as well as for participation with other lenders. In 1993, 1992 and 1991, loans on these types of properties accounted for approximately 6.0%, 8.2% and 7.5%, respectively, of ASB's total mortgage loan originations. The objective of commercial real estate lending is to diversify ASB's loan portfolio to include sound, income-producing properties.

  Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB also offers VISA cards, automobile loans, general purpose consumer loans, second mortgage loans, home equity lines of credit, checking account overdraft protection and unsecured lines of credit. In 1993, 1992 and 1991, loans of these types accounted for approximately 4.3%, 4.9% and 11.1%, respectively, of ASB's total loan originations.

  Corporate banking/commercial lending. ASB is authorized to make both secured and unsecured corporate banking loans to business entities. This lending activity is designed to diversify ASB's asset structure, shorten maturities, provide rate sensitivity to the loan portfolio and attract business checking deposits. As of December 31, 1993, 1992 and 1991, corporate banking loans represented 1.2%, 1.2% and 1.67%, respectively, of ASB's total net loan portfolio.

  Loan origination fee and servicing income. In addition to interest earned on loans, ASB receives income from servicing of loans, for late payments and from other related services. Servicing fees are received on loans originated and subsequently sold by ASB and also on loans for which ASB acts as collection agent on behalf of third-party purchasers.

  ASB generally charges the borrower at loan settlement a loan origination fee ranging from 2% to 3% of the amount borrowed. Loan origination fees (net of direct loan origination costs) are deferred and recognized as an adjustment of yield over the life of the loan. Nonrefundable commitment fees (net of direct loan origination costs, if applicable) to originate or purchase loans are deferred. The nonrefundable commitment fees are recognized as an adjustment of yield over the life of the loan if the commitment is exercised. If the commitment expires unexercised, nonrefundable commitment fees are recognized in income upon expiration of the commitment.

  Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified in a real estate owned account until it is sold. At December 31, 1993, there was only one real estate property, a residential property, acquired in settlement of a loan totaling $0.2 million, or 0.01% of total assets. At December 31, 1992 there was only one real estate property, a commercial property, acquired in settlement of a loan totaling $2.0 million, or 0.08% of total assets. There was no real estate owned at December 31, 1991, 1990 and 1989.

  In addition to delinquent loans, other significant lending risk elements include: (1) accruing loans which are over 90 days past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and
(3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (renegotiated loans). ASB has no loans which are over 90 days past due on which interest is being accrued for the years presented in the table below. The level of nonaccrual and renegotiated loans represented 0.5%, 1.0%, 0.1%, 0.1% and 0.2%, of ASB's total net loans outstanding at December 31, 1993, 1992, 1991, 1990 and 1989, respectively. The following table sets forth certain information with respect to nonaccrual and renegotiated loans for the dates indicated:

                                                                 December 31,
                                ----------------------------------------------------------------------------
(in thousands)                      1993            1992            1991            1990            1989
                                ------------    ------------    ------------    ------------    ------------
Nonaccrual loans--
Real estate
  1-4 unit residential........     $5,006          $12,526           $556            $704          $  445
  Income property.............        220              395             --              --             356
  Construction................         --               --             --              --              82
  Other.......................         --               --             --              --              45
                                   ------          -------           ----            ----          ------
Total real estate.............      5,226           12,921            556             704             928
Commercial....................         38            1,059             --              25              32
Consumer......................        460              181            439             269             202
                                   ------          -------           ----            ----          ------
Total nonaccrual loans........     $5,724          $14,161           $995            $998          $1,162
                                   ======          =======           ====            ====          ======
Renegotiated loans not
included above-
Real estate
  1-4 unit residential........     $  381          $    --           $ --            $ --          $   --
  Income property.............      1,486               --            180             220             270
  Commercial..................        324               --             --              --              --
                                   ------          -------           ----            ----          ------
Total renegotiated loans......     $2,191          $    --           $180            $220          $  270
                                   ======          =======           ====            ====          ======

  ASB's policy generally is to place mortgage loans on a nonaccrual status (interest accrual is suspended) when the loan becomes more than 90 days past due or on an earlier basis when there is a reasonable doubt as to its collectability. Loans on nonaccrual status amounted to $5.7 million (0.32% of total loans) at December 31, 1993, $14.2 million (0.94% of total loans) at December 31, 1992, $1.0 million (0.08% of total loans) at December 31, 1991, $1.0 million (0.10% of total loans) at December 31, 1990 and $1.2 million (0.14% of total loans) at December 31, 1989. The significant increase in loans on nonaccrual status from year-end 1991 to 1992 was primarily due to the effects of Hurricane Iniki on the island of Kauai, such as higher unemployment. As of December 31, 1992, real estate loans with remaining principal balances of $8.9 million were restructured to defer monthly contractual principal and interest payments for three months with repayments of the entire deferred amounts due at the end of the three-month period. These loans had been classified as nonaccrual loans as of December 31, 1992. Substantially all of these loans have resumed their normal repayment schedule and are classified as performing loans as of December 31, 1993. For additional information, see "Potential problem loans."

  There were no loan loss provisions with respect to renegotiated loans in 1993, 1992, 1991, 1990 and 1989 because the estimated net realizable value of the collateral for such loans was determined to be in excess of the outstanding principal amounts of these loans. For additional information, see "Potential problem loans."

  Potential problem loans. A loan is classified as a potential problem loan when the ability of the borrower to comply with present loan covenants is in doubt. In September 1992, the island of Kauai suffered substantial property damage from Hurricane Iniki. The high unemployment rate on Kauai due to Hurricane Iniki resulted in loan payment defaults or deferrals requiring such loans to be placed on a nonaccrual status. As of December 31, 1992, delinquencies of ASB's Kauai loans were $2.2 million, $2.5 million, $3.1 million and $0.4 million for 1-29 days, 30-59 days, 60-89 days and 90 days and over delinquent, respectively. In anticipation of additional loans falling into the 90 days and over category, ASB added reserves during 1992 of $0.6 million for Kauai loans. As of December 31, 1993, substantially all of these loans have resumed their normal repayment schedule improving delinquencies of ASB's Kauai loans to $2.1 million, $0.5 million, $0.3 million and $0.7 million for 1-29 days, 30-59 days, 60-89 days and 90 days and over delinquent, respectively.

  Due to the losses created by Hurricane Iniki, several insurance companies have discontinued the sale and/or renewal of homeowners' insurance on real estate in Hawaii. If a borrower is unable to obtain insurance, ASB has procedures to "force place" insurance coverage. The "force place" policies are underwritten by two U.S. insurance companies and would protect ASB, as lender, for loans secured by real estate covered by such policies. The cost of the policy is charged to the borrower. Based on the current circumstances, management believes that the current shortage of homeowners' insurance in Hawaii and the effect of Hurricane Iniki on ASB's future earnings will not be material to the Company's financial condition or results of operations.

  Allowance for loan losses. The provision for loan losses is dependent upon management's evaluation as to the amount needed to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of future losses inherent in the loan portfolio. While management attempts to use the best information available to make evaluations, future adjustments may be necessary as circumstances change and additional information becomes available.

  The following table presents the changes in the allowance for loan losses for the periods indicated.

                                                           Years ended December 31,
                                          ----------------------------------------------------------
(dollars in thousands)                       1993        1992        1991        1990        1989
                                          ----------  ----------  ----------  ----------  ----------
Allowance for loan losses, beginning of
  year..................................    $5,157      $3,818      $3,387      $2,911      $2,685
ADDITIONS TO PROVISIONS FOR LOSSES        ----------  ----------  ----------  ----------  ---------
Real estate loans.......................       336         945         296         329         100
Other loans.............................       443         549         345         299         306
                                          ----------  ----------  ----------  ----------  ----------
Total additions.........................       779       1,494         641         628         406
                                          ----------  ----------  ----------  ----------  ----------
NET (RECOVERY) CHARGE-OFFS
Real estate loans.......................        --          (3)        (12)         --          --
Other loans.............................       622         158         222         152         180
                                          ----------  ----------  ----------  ----------  ----------
Total net charge-offs...................       622         155         210         152         180
                                          ----------  ----------  ----------  ----------  ----------
Allowance for loan losses, end of year..    $5,314      $5,157      $3,818      $3,387      $2,911
                                          ==========  ==========  ==========  ==========  ==========
Ratio of net charge-offs during the
  period to average loans outstanding...      0.04%       0.01%       0.02%       0.02%       0.02%
                                          ==========  ==========  ==========  ==========  ==========


  ASB's ratio of provisions for loan losses during the period to average loans outstanding was 0.05%, 0.11%, 0.06%, 0.07% and 0.06% for the years ended December 31, 1993, 1992, 1991, 1990 and 1989, respectively. The increase in provisions for loan losses during 1992 was primarily due to the 27% increase in average loans outstanding and a $0.6 million additional provision for Kauai loans anticipated to be affected by Hurricane Iniki. See "Potential problem loans." Without the additional $0.6 million provision on Kauai loans, the ratio of provision for loan losses to average loans outstanding for the year ended December 31, 1992 would have been 0.07%, which would be consistent with prior years. The allowance for loan losses for the year ended December 31, 1993 includes the additional provision and charge-off of a single commercial loan of $0.3 million, offset by the reversal of $0.6 million in provisions for Kauai loans reclassified as performing. The ratio of provision for loan losses to average loans outstanding for the year ended December 31, 1993 would have been 0.07%, if the reversal of the $0.6 million in provisions for Kauai loans and the additional provision of $0.3 million for the commercial loan were excluded.

INVESTMENT ACTIVITIES

  In recent years, ASB's investment portfolio has consisted primarily of mortgage-backed securities, federal agency obligations and stock of the FHLB of Seattle.

  The following table sets forth the composition of ASB's investment portfolio, excluding mortgage-backed securities to be held-to-maturity, at the dates indicated:

                                                      December 31,
                                           ----------------------------------
(dollars in thousands)                        1993        1992        1991
                                           ----------  ----------  ----------
Marketable securities
  Federal agency obligations.............   $    --      $15,293     $27,606
  Other securities held for trading......    45,396       23,037      13,876
                                           ---------   ----------  ---------
Total marketable securities..............    45,396      38,330      41,482

Investments in regulatory agencies-FHLB
  stock..................................    23,203      20,194      17,932
                                          ---------   ----------  ---------
Total investments........................   $68,599      $58,524    $59,414
                                          =========   ==========  =========
Weighted average rate on investments (1).   9.75%        9.38%       8.76%
                                          =========   ==========  =========

(1) On investments during the year ended December 31.

DEPOSITS AND OTHER SOURCES OF FUNDS

  General. Deposits traditionally have been the principal source of ASB's funds for use in lending and other investments. ASB also derives funds from receipt of interest and principal on outstanding loans, borrowings from the FHLB of Seattle, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities.

  Deposits. ASB's deposits are obtained primarily from residents of Hawaii. In 1993, ASB had average deposits aggregating $2.1 billion. Savings outflow for 1993 was approximately $9 million excluding interest credited to deposit accounts. Savings inflows for 1992 and 1991 were approximately $343 million and $31 million, respectively, excluding interest credited to deposit accounts. The substantial decrease in savings flow for 1993 was due primarily to the low interest rate environment and the withdrawal of a trust company deposit account of $92 million. The trust company was recently acquired by another financial institution. The substantial increase in savings inflow for 1992 was due to ASB's strategy to increase its retail market by paying higher rates of interest on savings accounts than most of its competitors in Hawaii during this period. The weighted average rate paid on deposits during 1993 decreased to 3.74%, compared to 5.01% and 6.36% in 1992 and 1991, respectively. In the three years ended December 31, 1993, ASB had no deposits placed by or through a broker.

  The following table shows the distribution of ASB's average deposits and average daily rates by type of deposit for the years indicated. Average balances for a period have been calculated using the average of month-end balances during the period.

                                                         Years ended December 31,
                   --------------------------------------------------------------------------------------------------------
                                1993                                1992                                1991
                   ------------------------------  -------------------------------------  ---------------------------------
                                 % of                               % of                                 % of
(dollars in         Average      total    Average     Average       total       Average      Average     total    Average
 thousands)         balance    deposits    rate %     balance      deposits      rate %      balance    deposits   rate %
                   ------------------------------  -------------------------------------  ---------------------------------
Passbook
  accounts.......  $1,126,880    54.28%    3.73%    $  738,692      39.24%      4.69%       $  376,399    24.17%    5.38%
Negotiable
  Order of
  Withdrawal
  (NOW)
  accounts.......     268,227    12.92     2.49        242,682      12.89       4.11           173,348    11.13     4.95
Money market
  accounts.......     119,238     5.74     3.15        149,811       7.96       4.30           161,034    10.34     6.11
Certificate
  accounts.......     561,847    27.06     4.48        751,338      39.91       5.76           846,520    54.36     7.13
                   ------------------------------  -------------------------------------  ---------------------------------
Total deposits.    $2,076,192   100.00%    3.74%    $1,882,523     100.00%      5.01%       $1,557,301   100.00%    6.36%
                   ==============================  =====================================  =================================

  At December 31, 1993, ASB had $166 million in certificate accounts of $100,000 or more maturing as follows:

     (in thousands)                                          Amount
                                                            --------
     Three months or less...............................    $ 83,984
     Greater than three months through six months.......      16,471
     Greater than six months through twelve months......      33,527
     Greater than twelve months.........................      32,296
                                                            --------
                                                            $166,278
                                                            ========

  Borrowings. ASB obtains advances from the FHLB of Seattle, provided certain standards related to credit-worthiness have been met. Advances are secured under a blanket pledge of the common stock ASB owns in the FHLB of Seattle and each note or other instrument held by ASB and the mortgage securing it. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Seattle.

  At December 31, 1993, 1992 and 1991, advances from the FHLB amounted to
$290 million, $194 million and $259 million, respectively. The weighted average rate on the advances from the FHLB outstanding at December 31, 1993, 1992 and 1991 were 6.24%, 7.39% and 7.60%, respectively. The maximum amount outstanding at any month-end during 1993, 1992 and 1991 was $290 million, $259 million and $259 million, respectively. Advances from the FHLB averaged $210 million, $221 million and $203 million during 1993, 1992 and 1991, respectively, and the approximate weighted average rate thereon was 6.84%, 7.65% and 7.99%, respectively.

  At December 31, 1992 and 1991, securities sold under agreements to repurchase consisted of mortgage-backed securities sold to brokers/dealers under fixed- coupon agreements. The agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. There were no outstanding securities sold under agreements to repurchase as of December 31, 1993. At December 31, 1992 and 1991, $27.2 million (including accrued interest of $0.2 million) and $131.0 million (including accrued interest of $1.8 million), respectively, of the agreements were to repurchase identical securities. The weighted average rates on securities sold under agreements to repurchase outstanding at December 31, 1992 and 1991 were 3.34% and 5.78%, respectively. The maximum amount outstanding at any month-end during 1993, 1992 and 1991 was $27 million, $125 million and $136 million, respectively.

Securities sold under agreements to repurchase averaged $20 million, $66 million and $124 million during 1993, 1992 and 1991, respectively, and the approximate weighted average interest rate thereon was 3.39%, 5.15% and 6.67%, respectively.

  Subject to obtaining certain approvals from the FHLB of Seattle, ASB may offer collateralized medium-term notes due from nine months to 30 years from the date of issue and bearing interest at a fixed or floating rate established at the time of issue. At December 31, 1993, 1992 and 1991, ASB had no outstanding collateralized medium-term notes.

  The following table sets forth information concerning ASB's advances from FHLB and other borrowings at the dates indicated:

                                           December 31,
                              ------------------------------------
(dollars in thousands)          1993          1992          1991
                              --------      --------      --------
Advances from FHLB..........  $289,674      $194,099      $258,593
Securities sold under
  agreements to repurchase        --          27,223       131,018
Other borrowings............      --           --               43
                               --------      --------      --------
Total borrowings............   $289,674      $221,322      $389,654
                               ========      ========      ========
Weighted average rate (1)...     6.24%         6.89%         6.99%

(1) On borrowings at December 31.

COMPETITION

  The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of office locations, office hours and perceptions of the institution's financial soundness and safety. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. To meet the competition, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, convenient branch locations with interbranch deposit and withdrawal privileges at each office and conducts advertising and promotional campaigns.

  The primary factors in competing for first mortgage and other loans are interest rates, loan origination fees and the quality and range of lending services offered. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, commercial banks, insurance companies and real estate investment trusts. ASB believes that it is able to compete for such loans primarily through the interest rates and loan fees it charges, the type of mortgage loan programs it offers and the efficiency and quality of the services it provides its borrowers and the real estate business community.

OTHER

FREIGHT TRANSPORTATION -- HAWAIIAN TUG & BARGE CORP.
 AND YOUNG BROTHERS, LIMITED

GENERAL

  HTB and its wholly owned subsidiary, YB, were acquired from Dillingham Corporation in 1986 for $18.7 million. HTB provides interisland marine transportation services in Hawaii and the Pacific area, including charter tug and barge and harbor tug operations. YB, which is a regulated interisland cargo carrier, transports general freight and containerized cargo by barge on a regular schedule between all major ports in Hawaii. YB moved 3.1 million revenue tons of cargo between the islands in 1993, compared to 3.2 million tons of cargo in 1992.

  A substantial portion of the state's commodities are imported, and almost all of Hawaii's overseas inbound and outbound cargo moves through Honolulu. Cargo destined for the neighbor islands is trans-shipped through the Honolulu gateway. Access to the interisland freight transportation market is generally subject to state or federal regulation, and HTB and YB have active competitors, such as interstate common carriers and, in certain instances, unregulated contract carriers.

  YB has a nonexclusive Certificate of Public Convenience and Necessity from the PUC to operate as an intrastate common carrier by water. The Certificate will remain in effect for an indefinite period unless suspended or terminated by the PUC. Although YB encounters competition from, among others, interstate carriers and unregulated contract carriers, YB is the only authorized common carrier under the Hawaii Water Carrier Act.

YB RATES

  YB generally must accept for transport all cargo offered. YB rates and charges must be approved by the PUC and the PUC has broad discretion in its regulation of the rates charged by YB.

  In June 1987, the PUC commenced a proceeding to determine whether YB's rates and charges should be reduced to reflect the effect of the Tax Reform Act of 1986 (TRA). During the period from January 1, 1988 through June 30, 1993, several rate reductions were imposed by the PUC as well as YB voluntarily reducing its rates for selected commodities. On February 13, 1992, YB filed a motion to rescind a 1.1% interim rate reduction which was implemented on January 1, 1989. On June 30, 1993, the PUC approved YB's motion to rescind the 1.1% interim rate reduction, effective July 8, 1993, and in January 1994, the PUC rendered a decision to close the TRA docket.

  In September 1992, YB filed an application for a tariff change in its minimum bill of lading from $10.43 to $21.03 (later increased to $21.62). This application was suspended on October 7, 1992. On November 5, 1992, YB filed a general rate increase application with the PUC for a 17.1% across the board increase in rates effective December 20, 1992. On December 18, 1992, the PUC ordered that the two applications be consolidated and that the consolidated application be suspended for a period of six months to and including June 19, 1993. On February 12, 1993, YB reduced its general rate increase request to 15.7% from the 17.1% originally requested. The decrease in the request was primarily due to a decrease in rate base resulting from the change in the test year period and an adjustment to YB's capital structure to reflect more leverage. The revised request was based on a rate of return of 16.7% on an imputed equity of 55%. Hearings for this general rate increase and the tariff change were held in May 1993. On June 30, 1993, the PUC issued a decision granting an $18.00 minimum bill of lading charge and a 4.3% general rate increase on all rates excluding the Minimum Bill of Lading and Marine Cargo Insurance rates. The new rates and charges became effective on July 8, 1993. This decision was based on a rate of return of 15.15% on an imputed equity of 55%. YB is also participating in the PUC's generic docket to determine whether SFAS No. 106 should be adopted for rate-making purposes. The information on postretirement benefits other than pensions in Note 18 to HEI's Consolidated Financial Statements is incorporated herein by reference to pages 64 to 66 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

  On March 15, 1994, YB filed a Notice of Intent with the PUC informing them that YB will be filing an application for a general rate increase.

REAL ESTATE-MALAMA PACIFIC CORP.

GENERAL

  MPC was incorporated in 1985 and engages in real estate development activities, either directly or through joint ventures.

  MPC's real estate development investments in residential projects are targeted for Hawaii's owner-occupant market. MPC's subsidiaries are currently involved in the active development of five residential projects (Kipona Hills, Kua' Aina Ridge, Westpark, Piilani Village Phase 1 and Sunrise Estates
Phase 1) on the islands of Oahu, Maui and Hawaii encompassing approximately 500 homes or lots, of which more than 260 have been completed and sold.
Either directly or through its joint ventures, MPC's subsidiaries have access to nearly 450 acres of land for future residential development.

  Residential development generally requires long lead time to obtain necessary zoning changes, building permits and other required approvals. MPC's projects are subject to the usual risks of real estate development, including fluctuations in interest rates, the receipt of timely and appropriate state and local zoning and other necessary approvals, possible cost overruns and construction delays, adverse changes in general commerce and local market conditions, compliance with applicable environmental and other regulations, and potential competition from other new projects and resales of existing residences.

  In 1993, Malama's real estate development activities continued to be impacted by the economic conditions affecting the entire nation. Although interest rates remained low, the real estate market experienced slowdowns due to the weakness in the U.S. and Hawaii economies and lack of consumer confidence. Sales prices and velocities are expected to remain relatively flat through most of 1994, with improvement anticipated in late 1994 or 1995.

  For a discussion of MPC's transactions with related parties, pages 21 to 23 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994 and filed herein as HEI Exhibit 22, are incorporated herein by reference.

JOINT VENTURE DEVELOPMENTS

  Makakilo Cliffs. In 1990, MDC and JGL Enterprises Inc. formed Makakilo Cliffs Joint Venture for the development of a 280-unit multi-family residential project on approximately 26 acres in Makakilo, Hawaii (island of Oahu). MDC's partnership interest was assigned to Malama Makakilo Corp., another wholly owned subsidiary of MPC, in August 1990. Sales of the first 81 units closed in 1991 and all remaining units closed in 1992. The joint venture was dissolved in December 1993.


  Sunrise Estates. In 1990, MDC and HSC, Inc. formed Sunrise Estates Joint Venture to develop and sell 165 one-acre house lots in Hilo, Hawaii (island of Hawaii). In 1993 and 1992, sales of three lots and 153Elots closed, respectively. Sales of the remaining nine lots are expected in 1994.

  In 1991, HSC, Inc. and Malama Elua Corp., a wholly owned subsidiary of MPC, formed Sunrise Estates II Joint Venture to develop and sell approximately 140 one-acre house lots in Hilo, Hawaii, adjacent to the Sunrise Estates Joint Venture project. Rezoning was completed in 1993 and site work is expected to commence in late 1994 or early 1995.

  Ainalani Associates. In 1990, MDC and MDT-BF Limited Partnership (MDT) formed a joint venture known as Ainalani Associates for the acquisition and development of five residential projects on the islands of Kauai, Maui and Hawaii. In 1990, the project on the island of Kauai was completed and sold. In 1992, the land for a project on the island of Maui was sold in bulk. Ainalani Associates also acquired a 50% interest in Palailai Associates, a partnership for the development of residential housing on Oahu. The five projects and partnership interest originally (i.e., before sales) encompassed approximately 270 acres of land. During 1990, MDC assigned its interest in Ainalani
Associates to MMO, another wholly owned subsidiary of MPC.


  On August 17, 1992, MMO acquired MDT's 50% interest in Ainalani Associates. Upon closing of the purchase, Ainalani Associates was dissolved. The amount of consideration for the transfer, which was not material to the Company's financial condition, was determined by arbitration which ended on March 31, 1993 and was based primarily on the net present value of MDT's partnership interest in Ainalani Associates as of June 30, 1992. MMO plans to complete the development and sale of Ainalani Associates three projects on the islands of Maui and Hawaii, described below under "MMO projects," and has assumed Ainalani Associates' 50% partnership interest in Palailai Associates, a partnership with Palailai Holdings, Inc.

  Baldwin*Malama. In 1990, MDC acquired a 50% general partnership interest in Baldwin*Malama, a partnership with Baldwin Pacific Properties, Inc. (BPPI) established to acquire about 172 acres of land for potential development of about 780 single and multi-family residential units in Kihei on the island of Maui. The project has completed site work for the first phase of single family units. At December 31, 1993, 23 homes were completed and sold, four homes were under construction and six completed units were available for sale.

  In May 1993, Baldwin*Malama was reorganized as a limited partnership in which MDC is the sole general partner and BPPI is the sole limited partner. In conjunction with the dissolution of the Baldwin*Malama general partnership and formation of the limited partnership, MPC agreed to loan $1.6 million to BPPI and up to $15 million to the limited partnership, and beginning in May 1993, MDC consolidated the accounts of Baldwin*Malama. Previously, MDC accounted for its investment in Baldwin*Malama under the equity method. At December 31, 1993, the outstanding balance on MPC's loan to BPPI was $1.6 million.

  Palailai Associates. MMO assumed Ainalani Associates' interest in Palailai Associates on August 17, 1992 upon acquiring MDT's 50% interest in Ainalani Associates. In 1993, Palailai Associates completed the development and sale of the first increment of 107 homes and lots and completed the bulk sale of its
38.8 acres of multi-family zoned land in Makakilo, Oahu. The second increment of 69 single family homes is currently in progress, with 35 homes completed and sold as of December 31, 1993. Palailai Associates owns approximately 62 acres of adjacent land zoned for residential development.

MMO PROJECTS

  On August 17, 1992, MMO acquired the Kipona Hills, Kua' Aina Ridge and Hanohano projects of Ainalani as a result of MMO's acquisition of MDT's 50% interest in Ainalani Associates and Ainalani Associates' subsequent dissolution.

  Kipona Hills is a 66-unit subdivision located in Waikoloa on the island of Hawaii. Through December 31, 1993, 42 homes or lots were completed and sold, and five completed homes and 19 lots were available for sale.

  Kua' Aina Ridge is a 92-lot-only subdivision in Pukalani, Maui. Subdivision improvements have been completed and sales closings commenced in 1993. As of December 31, 1993, five lots were sold.

  Kehaulani Place (formerly known as Hanohano), consisting of approximately 50 acres of land in Pukalani, Maui, is currently zoned for agriculture. Rezoning and land-use reclassification will be required before development can commence. Land planning and presentations to local community groups commenced in 1993.

PROJECT FINANCING

  At December 31, 1993, MPC or its subsidiaries were directly liable for $11.5 million of outstanding construction loans and had additional construction loan facilities of $5.8 million. In addition, at December 31, 1993, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $2.1 million of outstanding construction loans and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $4.6 million of outstanding construction loans and $4.7 million of additional undrawn construction loan facilities. In total, at December 31, 1993, MPC or its subsidiaries were liable or contingently liable for $18.2 million of outstanding construction loans and $10.5 million in undrawn construction loan facilities. At December 31, 1993, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $10.5 million was undrawn and $16.1 million was outstanding, that it will maintain ownership of 100% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations. MPC or its subsidiaries may enter into additional commitments in connection with the financing of future phases of development of MPC's projects and HEI may enter into similar agreements regarding the ownership and financial condition of MPC.

MALAMA WATERFRONT CORP.

  Malama Waterfront Corp., a wholly owned subsidiary of MPC, entered into an agreement to purchase HECO's Honolulu Power Plant in a sale and leaseback transaction. However, HECO is reconsidering the sale of the plant. See a further discussion in "Item 2. Properties--Electric utility--HECO," beginning on page 46.

HEI INVESTMENT CORP.

  HEIIC was incorporated in May 1984 primarily to make passive, tax-advantaged investments in corporate securities and other long-term investments. HEIIC is not an "investment company" under the Investment Company Act of 1940 and has no direct employees.

  HEIIC has sold substantially all of its investments in marketable debt and equity securities over the last few years.

  HEIIC's long-term investments presently consist primarily of investments in leveraged leases. HEIIC has a 25.3% lessor interest in a leveraged lease agreement entered into in December 1985, under which 60% of an 818-MW coal-fired generating unit in Georgia was leased until 2013. The lessee has options to renew the lease at fixed rentals for at least 8.5 additional years and thereafter at fair market rentals. In the fall of 1987, HEIIC purchased commercial buildings on leasehold properties located in the continental United States, along with the related lease rights and obligations. These leveraged, purchase-leaseback investments included two major buildings housing operations of Hershey Foods in Pennsylvania and six supermarkets leased to Kroger Company in California, Pennsylvania, Louisiana, Alabama and Illinois. HEIIC's investments in leveraged leases amounted to $53.1 million and $51.2 million at December 31, 1993 and 1992, respectively. Note 8 to HEI's Consolidated Financial Statements is incorporated herein by reference to page 59 of HEI's 1993 Annual Report to Stockholders, portions or which are filed herein as HEI
Exhibit 13(a). No new investments are currently planned by HEIIC.

DISCONTINUED OPERATIONS

  Note 2 to HEI's Consolidated Financial Statements is incorporated herein by reference to pages 46 to 48 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

HAWAIIAN ELECTRIC RENEWABLE SYSTEMS, INC.

  On October 6, 1992, the Board of Directors of HEI ratified management's September 30, 1992 plan to exit the nonutility wind energy business because of chronic mechanical problems with its wind turbines and continuing losses from operations. In March 1993, HEI sold the stock of HERS to The New World Power Corporation for an amount which was not material. Prior to the closing of the sale, LVI was transferred to HEI. HEI is attempting to transfer LVI's windfarm to HELCO, at no cost to electric customers.

THE HAWAIIAN INSURANCE & GUARANTY CO., LIMITED

  HIG and its subsidiaries (the HIG Group) are property and casualty insurance companies in the State of Hawaii. HEIDI, a subsidiary of HEI, is the holder of record of all the common stock of HIG. On December 2, 1992, the Board of Directors of HEI concluded that it would not contribute additional capital to HIG and HEI/HEIDI's remaining investment in the HIG Group was written off in the fourth quarter of 1992. The decision resulted from an increase in the estimate of policyholder claims from Hurricane Iniki (which hit the Hawaiian Islands on September 11, 1992) from $200 million to more than $300 million. At that level of claims, it was estimated that the shortfall in the assets of the HIG Group available to pay claims would be in excess of $80 million, and that at least an additional $112 million in capital contributions from HEI would be required if the HIG Group were to continue to write insurance as in the past--$80 million to cover the shortfall plus $32 million of new capital.

  On December 24, 1992, with the consent of the HIG Group, a formal rehabilitation order (the Rehabilitation Order) was entered by the First Circuit Court of the State of Hawaii, vesting full control over the HIG Group in the Insurance Commissioner and her deputies. On January 7, 1993, the Deputy Rehabilitator sent a letter to HEIDI, the holder of record of the outstanding shares of HIG stock, purporting to assess the stock of HIG for $115 million. HEIDI responded to the letter contesting the validity of the assessment and denying its enforceability.

  On April 12, 1993, the Rehabilitator filed her proposed rehabilitation plan for approval by the First Circuit Court of the State of Hawaii. The plan contemplates that HIG will be rehabilitated and capitalized through a combination of retaining $20 million of HIG's assets and assigning all of HIG's remaining assets and liabilities to its insurance company subsidiaries, United National Insurance Company, Ltd. (UNICO) and Hawaiian Underwriters Insurance Company, Ltd. (HUI), with UNICO and HUI being liquidated. The memorandum filed in support of the plan stated that the shortfall in the assets of the HIG Group available to satisfy their liabilities was estimated at $68 million as of December 20, 1992, or $88 million taking into account the $20 million of HIG assets proposed to be retained to capitalize the rehabilitated HIG. The Rehabilitator stated that she hopes to reduce or eliminate the shortfall through (a) a sale of HIG after its rehabilitation for a price in excess of the $20 million of HIG assets to be retained to capitalize HIG plus its future earnings, and/or (b) any net recoveries she is able to achieve through a lawsuit (described below) filed on the same date against HEI, HEIDI and certain current and former officers and directors of HIG, HEI and HEIDI. The plan, after minor technical modifications, was approved by the Court in May 1993.

  On April 12, 1993, the Rehabilitator, HIG, UNICO and HUI filed a complaint against HEI, HEIDI and certain current and former officers and directors of HEI, HEIDI and the HIG Group in state court on the island of Kauai, and demanded a jury trial. The complaint sets forth several separate counts, including claims to the effect that HEI and/or HEIDI should be held liable for HIG's obligations based on allegations, among others, that HIG was held out to be part of an HEI family of companies (and not as a separate enterprise) and that HEIDI is liable for an assessment levied by the Rehabilitator. The complaint also alleges, among other things, that HEI and HEIDI had misrepresented that they would stand behind and support HIG in the event it required a capital contribution, and that HEI and HEIDI are indirectly responsible for alleged breaches of fiduciary duties by the officers and directors. The complaint alleges that the officers and directors of HIG, HEIDI and HEI have breached their fiduciary duties to HIG by reason of alleged excess intercompany charges for administrative services, inadequate loss adjustment reserves, inadequate underwriting guidelines, inadequate reinsurance procedures and inadequate capitalization, among others. The complaint seeks declaratory
relief and compensatory, general, special and   punitive damages, together with
costs and attorneys' fees.

  On July 12, 1993 the Rehabilitator filed a first amended complaint. The first amended complaint repeats the claims asserted in the original complaint but adds Hawaii Insurance Guaranty Association (HIGA) as a plaintiff and asserts certain additional claims. One of the additional claims is HIGA's request for the imposition, for the benefit of HIGA and its members, of a constructive trust on funds of the defendants to cover alleged damages relating to the staffing of HIGA and its claims handling efforts, loss of use of funds paid by HIGA's members in the form of assessments and loss of business to HIGA's members resulting from the assessments. This claim is based on the allegation that HEI's decision to exit the insurance business was an attempt to shift responsibility for payment of claims to HIGA. The first amended complaint also asserts a new claim for negligence and a statutory claim for unfair and deceptive trade practices under Chapter 480 of the Hawaii Revised Statutes, which permits the recovery of treble damages in certain cases.

  Although the damages requested were not specified in the complaint or amended complaint and were reserved for proof at trial, by demand letter dated February 26, 1993 the Rehabilitator had demanded (1) from HEI and/or HEIDI, the amount required to cure HIG's deficit, estimated by the Rehabilitator in the letter at $68 million, and (2) $55 million for alleged breaches of duties and other obligations owed to HIG by the officers and directors of HEI, HEIDI and HIG. These demands were based on alternative theories of liability and the amounts claimed are believed by management to be duplicative and not cumulative.

  On October 13, 1993, HEI and HEIDI filed their answers to the First Amended Complaint, denying the material allegations thereof and asserting various affirmative defenses. The officer and director defendants have filed similar answers, together with a counterclaim against the Rehabilitator for indemnification. On November 2, 1993, defendants HEI and HEIDI filed counterclaims against the Rehabilitator and HIGA alleging that the Rehabilitator and HIGA have not acted in accordance with their statutory duties and that the Rehabilitator has wrongfully used HEI's logo since taking control of HIG. Discovery proceedings were initiated beginning in late 1993.

  Earlier, in February 1993, a complaint was filed by an individual against HEI, HECO, HEIDI, HIGA and the Insurance Commissioner in the state court on the island of Oahu seeking damages in an unspecified amount for an alleged class of all direct purchasers of home and automobile insurance in the State of Hawaii under various theories, including the theory that the alleged acts of the Company with respect to the HIG Group constitute unfair or deceptive acts or practices for which treble damages are requested. The complaint also asserted claims against HEI and HEIDI on alleged "alter ego" and mismanagement theories. Based on assurances from HECO that it could not pass on to electric utility ratepayers any losses that HEI or HEIDI might suffer by reason of the insurance business of the HIG Group, the plaintiff agreed to dismiss without prejudice the case against HECO, and HECO was dismissed from the suit on September 13, 1993. Later, based on assurances from the Insurance Commissioner that plaintiff would receive notice of any proposed settlement of her suit against HEI and HEIDI and others before any such settlement would be submitted for court approval, plaintiff agreed to dismiss without prejudice his entire complaint.
In November 1993, the entire complaint was dismissed without prejudice pursuant to a stipulation signed by the parties and approved by the court.

  In early 1994, HEI, HEIDI, certain officers and directors, the Rehabilitator/Liquidator and HIGA signed an agreement to settle the lawsuit related to the April 12, 1993 complaint, as amended. Under the agreement, which is subject to court approval, HEI will pay $32.0 million to the Rehabilitator/Liquidator in return for a dismissal of the lawsuit and a release of claims against HEI, its affiliates and their past and present officers and directors. A motion to approve the settlement was filed in early March 1994 and a hearing on the motion was held on March 15, 1994.

  The $32.0 million settlement amount, less income tax benefits and certain amounts in previously established reserves, resulted in a $15.0 million after-tax charge to discontinued operations in 1993. HEI will fund the settlement out of available cash and/or borrowings. HEI is seeking reimbursement from certain of its insurance carriers. HEI's claims against its insurance carriers will require resolution of several insurance coverage and other policy issues and the outcome of such claims cannot be predicted at this time. One of HEI's insurance carriers has filed a declaratory relief action in the U.S. District Court for the District of Hawaii seeking resolution of these issues. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

REGULATION AND OTHER MATTERS

HOLDING COMPANY REGULATION

  HEI and HECO are holding companies within the meaning of the Public Utility Holding Company Act of 1935 (1935 Act). However, under current rules and regulations, they are exempt from the comprehensive regulation of the Securities and Exchange Commission (SEC) under the 1935 Act except for Section 9(a)(2) (relating to the acquisition of securities of other public utility companies) through compliance with certain annual filing requirements under the 1935 Act for holding companies which own utility businesses that are primarily intrastate in character. The exemption afforded HEI and HECO may be revoked if the SEC finds that such exemption "may be detrimental to the public interest or the interest of investors or consumers."

  In February 1989 the SEC requested comments on a proposed Rule 17 regarding the conditions under which public utility holding companies, which have diversified their lines of business outside the utility area, may retain their intrastate exemption under section 3(a)(1) of the 1935 Act. Under the proposed rule, a public utility holding company which had diversified its activities into nonutility businesses would be entitled to retain its Section 3(a)(1) exemption only if it comes within a proposed federal or state safe-harbor provision following a grace period of three years after adoption of the rule. HEI does not satisfy the provisions of the federal safe-harbor provision in its currently proposed form, and may not necessarily satisfy the provisions of the state safe-harbor provision. If the rule were adopted in its proposed form and HEI does not satisfy the state safe-harbor provision, HEI might be required to register as a holding company under the Act and/or divest itself of certain of its nonutility subsidiaries. If a rule were adopted in some form requiring action on HEI's part to come within a state safe-harbor provision, the Company's present intention is to take all such action as is reasonable and appropriate to bring itself within the state safe-harbor provision. Even though the SEC has taken no action on the proposal for several years, HEI cannot predict whether a rule relating to diversification will be adopted in the proposed form or in a modified form, or the ultimate effects of any such rule on it or its subsidiaries if adopted.

  HEI is subject to an agreement entered into with the PUC (the PUC Agreement) when HECO became a wholly owned subsidiary of HEI. The PUC Agreement, among other things, requires HEI to provide the PUC with periodic financial information and other reports concerning intercompany transactions and other matters. It prohibits the electric utilities from loaning funds to HEI or its nonutility subsidiaries and from redeeming common stock of the electric utility subsidiaries without PUC approval. Further, the PUC could limit the ability of the electric utility subsidiaries to pay dividends on their common stock. See "Restrictions on dividends and other distributions" and "Electric utility regulation" (regarding the PUC review of the relationship between HEI and HECO).

  As a result of the acquisition of ASB, HEI and HEIDI are subject to OTS registration, supervision and reporting requirements as savings and loan holding companies.

  In the event the OTS has reasonable cause to believe that the continuation by HEI or HEIDI of any activity constitutes a serious risk to the financial safety, soundness, or stability of ASB, the OTS is authorized under the Home Owners' Loan Act of 1933, as amended, to impose certain restrictions in the form of a directive to HEI and any of its subsidiaries, or HEIDI and any of its subsidiaries. Such possible restrictions include limiting (i) the payment of dividends by ASB; (ii) transactions between ASB, HEI or HEIDI, and the subsidiaries or affiliates of ASB, HEI or HEIDI; and (iii) the activities of ASB that might create a serious risk that the liabilities of HEI and its other affiliates, or HEIDI and its other affiliates, may be imposed on ASB. Theoretically, this authority would allow the OTS to prohibit dividends, limit affiliate transactions or otherwise restrict activities as a result of losses suffered by HEI, HEIDI or their other subsidiaries, and thus conceivably may be an indirect means of limiting affiliations between ASB and affiliates engaged in nonfinancial activities. See "Restrictions on dividends and other distributions."

  OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. Such restrictions, if applicable to HEI and HEIDI, would significantly limit the kinds of activities in which HEI and HEIDI and their subsidiaries may engage. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the "qualified thrift lender" test discussed below. See "FDIC Improvement Act of 1991 and Implementing Regulations." ASB currently meets the qualified thrift lender test and must continue to meet the test in order to avoid restrictions on the activities of HEI and HEIDI and their subsidiaries which could result in a need to divest ASB.

  HEI and HEIDI are prohibited, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another insured institution or holding company thereof, without prior written OTS approval; (ii) acquiring more than 5% of the voting shares of another savings association or savings and loan holding company which is not a subsidiary; or (iii) acquiring or retaining control of a savings association not insured by the FDIC. No director or officer of HEI or HEIDI, or person beneficially owning more than 25% of such holding company's voting shares, may, except with the prior approval of the OTS, (a) also serve as director, officer, or employee of any insured institution or (b) acquire control of any savings association not a subsidiary of such holding company.

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

  HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds are dividends or other distributions from its operating subsidiaries, borrowings and sales of equity. The rights of HEI and, consequently, its shareholders, to participate in any distribution of the assets of any of its subsidiaries is subject to the prior claims of the creditors and preferred stockholders of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized.

  The ability of certain of HEIOs subsidiaries to pay dividends or make other distributions to HEI is subject to contractual and regulatory restrictions. By agreement with the PUC, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization, these companies would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. The consolidated common stock equity of HEI's electric utility subsidiaries was 50% of their total capitalization (including the current maturities of long-term debt and preferred stock sinking fund requirements due within one year but excluding short-term borrowings) as of December 31, 1993. At December 31, 1993, HECO and its subsidiaries had net assets of $571 million, of which approximately $313 million were not available for transfer to HEI without regulatory approval.

  The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB's capital and would improve ASB's financial condition, ASB is prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be under-capitalized, significantly under-capitalized or critically under-capitalized. See "Savings bank regulation--FDIC Improvement Act of 1991 and Implementing Regulations--Prompt corrective action."

  ASB is subject to the provisions of the FHLBB Agreement (see "Savings bank--American Savings Bank, F.S.B."). In December 1992, however, the OTS released ASB and its holding companies from certain dividend provisions of the FHLBB Agreement which were more stringent than the OTS capital distribution regulations. All other provisions of the FHLBB Agreement remain in effect. Accordingly, ASB is subject only to the capital distribution limitations under applicable OTS regulations for its applicable tier designation at any given time.

  As a Tier-1 institution (one that meets its fully phased-in capital requirements and has not been notified by the OTS that it is in need of more than normal supervision), ASB may make capital distributions without OTS approval in amounts up to one-half of ASB's surplus capital ratio (the amount of its capital in excess of its fully phased-in capital requirement) at the beginning of a calendar year, plus its net income for that calendar year to date. The term Ofully phased-in capital requirementsO means the institutionOs capital requirements under the statutory and regulatory standards to be applicable on December 31, 1994, as modified by any individual minimum capital requirements applicable to the institution. ASB, as a Tier-1 institution, may exceed the foregoing limits if ASB provides a thirty-day advance notice to the OTS and receives no objection within thirty days. Even in the case of distributions within the permissible limits, however, a thirty day advance notice to the OTS is required.

  HEI and its subsidiaries are also subject to debt covenants, preferred stock resolutions and guaranties that could limit their respective abilities to pay dividends. The Company does not expect that the regulatory and contractual restrictions applicable to HEI or its direct and indirect subsidiaries will significantly affect the operations of HEI or its ability to pay dividends on its common stock.

ELECTRIC UTILITY REGULATION

  The PUC regulates the rates, standards of service, issuance of securities, accounting and certain other aspects of the operations of HEI's electric utility subsidiaries. See "Electric Utility--Rates." Any adverse decision or policy made or adopted by the PUC could have a material adverse effect on consolidated HECOOs and the Company's financial condition or results of operations.

  As a result of a proceeding initiated in January 1990, the PUC issued an order in March 1992 (as revised in May 1992) requiring that the energy utilities in Hawaii develop IRPs in accordance with a PUC-approved framework. The goal of integrated resource planning is the identification of the demand-side and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In the first phase of the IRP proceeding, the PUC adopted a "framework" for IRP, which established both the process for developing integrated resource plans and guidelines for the development of such plans. The PUC's framework is the standard practice manual for each energy utility in the state to follow. The PUCOs framework directs that each plan cover a 20-year planning horizon with a five-year action period and states that the planning cycle will be repeated every three years. HECO, HELCO and MECO each filed its initial IRP in July 1993, October 1993 and December 1993, respectively.

  The framework states that utilities are entitled to recover all appropriate and reasonable IRP and implementation costs, including the costs of planning and implementing demand-side management (DSM) programs. Under appropriate circumstances, the utilities may recover net lost revenues resulting from DSM programs and shareholder incentives. The PUC will determine the appropriate cost recovery mechanism when a specific DSM program application is filed.

  In rate cases completed in 1991, the PUC approved IRP cost recovery provisions (IRP Clauses) for HECO and HELCO. Pursuant to the IRP Clauses, HECO and HELCO may recover through a surcharge the costs for approved DSM programs, and other IRP costs incurred and approved by the PUC, to the extent the costs are not included in their base rates. MECO has requested approval of an IRP Clause in its pending rate case.

  Each energy utility has been assigned an individual IRP docket in which the specific issues relative to each company's IRP can be addressed. The PUC provides for public participation in the planning process by requiring each utility to form an advisory group and by holding hearings to review each plan. Any IRP developed will require PUC approval prior to implementation. Management cannot predict, until the completion and approval of the IRPs, what effect, if any, integrated resource planning may eventually have on HECO, MECO and HELCO. See "Electric utility--Requirements and plans for additional generating capacity."

  Certain transactions between HEI's public utility subsidiaries (HECO, MECO and HELCO) and HEI and affiliated interests, are subject to regulation by the PUC. Under the law, all contracts (including summaries of unwritten agreements), made on or after July 1, 1988 of $300,000 or more in a calendar year for management, supervisory, construction, engineering, accounting, legal, financial and similar services and for the sale, lease or transfer of property between a public utility and affiliated interests must be filed with the PUC to be effective, and the PUC may issue cease and desist orders if such contracts are not filed. All such affiliated contracts for capital expenditures (except for real property) must be accompanied by comparative price quotations from two nonaffiliates, unless the quotations cannot be obtained without substantial expense. Moreover, all transfers of $300,000 or more of real property between a public utility and affiliated interests require the prior approval of the PUC and proof that the transfer is in the best interest of the public utility and its customers. If the PUC, in its discretion, determines that an affiliated contract was unreasonable or otherwise contrary to the public interest, the utility must either revise the contract or risk disallowance of the payments for rate-making purposes. In rate-making proceedings, a utility must also prove the reasonableness of payments made to affiliated interests under any affiliated contracts of $300,000 or more by clear and convincing evidence. An "affiliated interest" is defined by statute and includes officers and directors of a public utility, every person owning or holding, directly or indirectly, 10% or more of the voting securities of a public utility, and corporations which have in common with a public utility more than one-third of the directors of that public utility.

  In order to address community concerns, HECO proposed by letter dated
January 25, 1993, that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. By an order dated January 26, 1993, the PUC initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEIOs policies, operations and practices have resulted in or are having any negative effects on HECO and its electric utility subsidiaries.

  The PUC further ordered that HECO pay for the costs of the review and acknowledged HECO's willingness to do so. The PUC completed its specifications and instructions for a study of the relationship of HEI with its subsidiaries in February 1994 and is soliciting proposals from consultants to conduct the study. According to the specifications and instructions, the study shall determine (1) the actions and steps needed to be taken to insulate the regulated utilities from any losses and liabilities of the non-utility subsidiaries,
(2) the changes required in the existing HEI policies and practices to ensure the viability of the regulated utilities, and (3) the amendments required to the Conditions of Merger and Restructuring to ensure the viability of the regulated utilities and to enable the PUC to exercise its full statutory responsibilities over the regulated utilities. At this time, no time period has been specified for completion of the study. See also "Holding company regulation."

  HECO and its subsidiaries are not subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act, except under Sections 210 through 212 (added by Title II of PURPA), which permit the FERC to order electric utilities to interconnect with qualifying cogenerators and small power producers, and to wheel power to other electric utilities. Title I of PURPA, which relates to retail regulatory policies for electric utilities, also applies to HECO and its subsidiaries. Title VII of the Energy Policy Act of 1992, which creates "exempt wholesale generators" (EWGs) as a category that is exempt from the 1935 Act and which addresses transmission access, also applies to HECO and its subsidiaries. The Company cannot predict the extent to which cogeneration, EWGs, or transmission access, will reduce its electrical loads, reduce its current and future generating and transmission capability requirements, or affect its financial condition or results of operations.

  Because they are located in the State of Hawaii, HECO and its subsidiaries are exempt by statute from limitations set forth in the Powerplant and Industrial Fuel Act of 1978 on the use of petroleum as a primary energy source.

SAVINGS BANK REGULATION

  American Savings Bank, F.S.B., is a federally-chartered savings bank whose deposit accounts are insured by the Savings Association Insurance Fund
(SAIF) administered by the Federal Deposit Insurance Corporation (FDIC). In addition, ASB must comply with Federal Reserve Board reserve requirements. The OTS and the FDIC are jointly responsible for the supervision, examination and regulation of savings associations such as ASB.

Deposit Insurance

  Deposit Insurance Assessments. The FDIC administers a separately funded and maintained deposit insurance fund for savings associations. SAIF generally insures the deposits of savings associations, which were insured by the FSLIC prior to the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). In recent years, the deposit insurance assessment rates for the SAIF have increased substantially above historical levels. However, the OTS in 1994 decided not to increase the assessment rates savings associations are required to set aside on January 31, 1994 and July 31, 1994. It is uncertain as to what extent rates may be raised in the future.

  As required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the FDIC amended its rule on assessments to establish a new risk-based assessment system. The final rule became effective October 1, 1993. The new system, which was implemented beginning with the assessment period commencing January 1, 1994, makes limited changes to the previously existing "transitional" risk-based assessment system adopted for the two semiannual assessment periods for 1993.

  Under the new risk-based assessment system, the assessments (or premiums) paid by a savings association for FDIC insurance are to be based on the risk posed by the savings association to the SAIF. The current annual assessment rates applicable to SAIF members range from 23 to 31 cents per $100 of domestic deposits, depending on the institutionOs risk classification. Savings associations classified as strongest by the FDIC are subject to the lowest assessment rates. ASB paid an assessment of 23 cents per $100 of domestic deposits for the semiannual period beginning January 1, 1994.

  Deposit Insurance Coverage. The FDICIA amended various provisions of the Federal Deposit Insurance Act governing deposit insurance coverage. FDICIA, as further implemented by amendments to the FDIC's deposit insurance regulations, made certain significant changes relating to pro rata or "pass through" insurance coverage for employee benefit plan participants and beneficiaries, and insurance coverage for certain retirement accounts and trust funds. Although the vast majority of the FDIC's deposit insurance regulations, such as the basic rules providing that individual accounts are insured to $100,000 separately from qualifying joint accounts, remain unchanged, several important changes were made.

  Effective December 19, 1993, an individual's interest in deposits at the same institution in any combination of certain retirement accounts will be added together and insured up to $100,000 in the aggregate. This is a reduction from the maximum of $400,000 in insurance coverage formerly provided if deposits were made in four different types of retirement plan accounts.

  "Pass-through" insurance coverage for the deposits of most employee benefit plans (i.e., $100,000 per individual participating, not $100,000 per plan) generally continues for institutions that are "well-capitalized" under the FDIC's prompt corrective action regulations. As of December 31, 1993, ASB was well-capitalized. (The term "pass-through" insurance means that the insurance coverage passes through to each owner/beneficiary of the applicable deposit.)

  In December 1993, the FDIC proposed to amend its deposit insurance regulations to require that, upon request, an insured institution disclose in writing to existing and prospective depositors of employee benefit plan funds certain capital information, including its "prompt corrective action" capital category and whether employee benefit plan deposits would be eligible for "pass-through" insurance coverage. The purpose of the proposed rule on "pass-through" deposit insurance is to reduce the uncertainty about whether employee benefit plan deposits are eligible for "pass-through" deposit insurance coverage and to require insured depository institutions to provide timely disclosure to employee benefit plan depositors when "pass-through" deposit insurance coverage is no longer available. The proposed rule would increase the chance that prospective and existing employee benefit plan depositors are provided with the information necessary to make an informed decision about where to place their funds. If adopted in its present form, the proposed rule is not expected to have an adverse effect on ASB so long as ASB's capital structure continues to permit "pass-through" insurance coverage for employee benefit plan deposits.

Federal Home Loan Bank System

  ASB is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB System provides a central credit facility for member institutions. ASB, as a member of the FHLB of Seattle, is required to own shares of capital stock in the FHLB of Seattle in an amount equal to the greater of 1% of ASB's aggregate unpaid residential loan principal at the beginning of each year, 0.3% of total assets or 5% of FHLB advances outstanding.

OTS Liquidity Requirements

  The OTS requires each savings association to maintain an average daily balance of liquid assets equal to a monthly average of at least a specified percentage (currently 5%) of the average daily balance of its net withdrawable deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the average daily balance of its net withdrawable deposits and borrowings payable in one year or less. Fines may be imposed for failure to meet liquidity requirements. As of December 31, 1993, ASB was in compliance with OTS liquidity requirements.

Financial Institutions Reform, Recovery and Enforcement Act of 1989 and Implementing Regulations

  Under FIRREA, the FHLBB was abolished and its various functions reassigned to existing and new government agencies. The OTS was established as an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has responsibility to charter federal savings associations, serve as the primary federal examiner and regulator of savings associations and administer laws governing savings and loan holding companies.

  Capital requirements. Under FIRREA, the OTS set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. The three standards provide: (1) a leverage limit which requires a savings association to maintain core capital in an amount of not less than 3% of the association's adjusted total assets; (2) a tangible capital requirement of not less than 1.5% of an association's adjusted total assets; and (3) an 8% risk-based capital requirement, which may deviate from national bank standards to reflect interest rate risk or other risks, but such deviations may not result in materially lower levels of capital than would be required under risk-based capital standards applicable to national banks. Generally, the OTS must restrict the asset growth of an association that fails to meet the capital requirements. As of December 31, 1993, ASB was in compliance with all of the minimum standards with a core capital ratio of 5.6%, a tangible capital ratio of 5.2% and risk- based capital of $151.0 million, $46.2 million in excess of the requirement.

  The OTS adopted a new rule that adds an interest rate risk (IRR) component to the existing risk-based capital requirement. Although the rule became effective January 1, 1994, the first time ASB will be required to incorporate IRR into its risk-based capital calculations will be July 1, 1994, based on Thrift Financial Report data as of December 31, 1993. Institutions with an "above normal" level of IRR exposure will be required to hold additional capital. "Above normal" IRR is defined as any decline in market value of an institution"s portfolio equity in excess of 2% of the market value of its assets, which would result from an immediate 200 basis point change in interest rates. The "TS rule requires a savings association with an "above normal" level of IRR exposure to hold one-half of the "above normal" IRR times the market value of its assets as capital, in addition to its existing 8% risk-based capital requirement. Based on Thrift Financial Report data as of December 31, 1993, ASB would not have been required to hold additional capital if the new rule had been in effect at that time.

  The OTS is currently considering proposed regulations which will increase capital requirements. One of the proposed regulations includes increasing core capital requirements to either 4% or 5% for many savings associations. Under the proposed regulations, ASB believes it would be required to comply with a 4% requirement. As of December 31, 1993, ASB would have been in compliance with the proposed regulations with a core capital ratio of 5.6%.

  FHLB advances. The FHLBs serve as the central liquidity facilities for savings associations and resources of long-term funds for financing housing. Long-term advances may only be made for the purpose of providing funds for financing residential housing. Additionally, at such time as an advance is made or renewed, it must be secured by collateral from one of the following categories: (1) fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages;
(2) securities issued, insured or guaranteed by the U.S. Government or any agency thereof; (3) FHLB deposits; and (4) other real estate-related collateral that has a readily ascertainable value and with respect to which a security interest can be perfected. The aggregate amount of outstanding advances secured by such other real estate-related collateral may not exceed 30% of the member's capital.

  Affiliate transactions. Significant restrictions apply to certain transactions between ASB and its affiliates, including HEI and its direct and indirect subsidiaries. FIRREA significantly altered both the scope and substance of such limitations on transactions with affiliates and provides for thrift affiliate rules similar to, but more restrictive than, those applicable to banks. For example, ASB is prohibited from making any loan or other extension of credit to an entity affiliated with ASB unless the affiliate is engaged exclusively in activities which the Federal Reserve Board has determined to be permissible for bank holding companies. There are also various other restrictions which apply to loans and other transactions between ASB and certain executive officers, directors and "affiliated persons" of ASB. ASB is also barred from making a purchase of or any investment in securities issued by an affiliate, other than with respect to shares of a subsidiary of ASB.

  FDIC proposed rule: contracts adverse to safety and soundness. Pursuant to FIRREA, the FDIC in April 1991 issued a proposed rule which would prevent any depository institution (including ASB) from contracting for goods, products or services in a way that would adversely affect its safety or soundness. An "adverse contract" means any contract that "violates any law or regulation, breaches a fiduciary duty, adversely affects or misrepresents the institution's safety or soundness, or is likely to have any such result, including any such contract that does not derive from an arms-length relationship."

  Until the rule is adopted in its final form, it is difficult to assess the possible impact of the proposed rule on ASB's operations.

Crime Control Act of 1990 and Implementing Regulations

  The Crime Control Act of 1990, Title XXV of which comprises the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990, strengthens the authority of the OTS and other regulatory agencies to enforce criminal penalties for offenses committed against financial institutions, including savings associations.

FDIC Improvement Act of 1991 and Implementing Regulations

  The FDICIA, enacted on December 19, 1991, subjects the banking and thrift industries to heightened regulation and supervision. The FDICIA makes a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. The FDICIA also limits deposit insurance coverage, implements changes in consumer protection laws and calls for least-cost resolution and prompt corrective action with regard to troubled institutions.

  Pursuant to FDICIA, the federal banking agencies have promulgated, or are in the process of promulgating, regulations which may significantly affect the operations of ASB and its holding companies. Such regulations address, for example, standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates, and loans to insiders. See also "Deposit Insurance."

  Prompt corrective action. FDICIA establishes a new statutory framework that is triggered by the capital level of a savings association and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The OTS adopted final rules to implement the system of prompt corrective action, which became effective on December 19, 1992. In particular, the final rules define the relevant capital measures for the categories of well-capitalized, adequately capitalized, under-capitalized, significantly under- capitalized and critically under-capitalized.

  A savings association that is under-capitalized or significantly under-capitalized is subject to additional mandatory supervisory actions and a number of discretionary actions if the OTS determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the SAIF. A savings association that is critically under-capitalized must be placed in conservatorship or receivership within 90 days, unless the OTS and the FDIC concur that other action would be more appropriate.

  Interest rates. FDIC regulations, which restrict the ability of financial institutions that are not "well-capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions, became final in June 1992. To be a "well-capitalized" institution not subject to these interest rate restrictions, an institution must have a "leverage ratio" of 5.0%, a "Tier-1 risk-based ratio" of 6%, a "total risk-based ratio" of 10% and not be in a "troubled condition." As of December 31, 1993, ASB believes that, based on OTS capital standards, it would have been classified as "well-capitalized" with a leverage ratio of 5.6%, a Tier-1 risk-based ratio of 11.1% and a total risk-based ratio of 11.5%.

  Qualified thrift lender test.  The FDICIA amends the qualified thrift lender
(QTL) test provisions of FIRREA by reducing the percentage of assets thrifts must maintain in housing-related loans and investments from 70% to 65%, and changing the computation period to require that the percentage be reached for nine out of the previous 12 months. Previous provisions of law measured a savings association's QTL ratio on a daily or weekly basis. Under the QTL regulations adopted by the OTS in May, 1993, the nine out of 12 month period is a "rolling" calculation period, rather than a static three out of four annual quarters measurement. Savings associations that fail to satisfy the QTL test by not holding the required percentage of housing-related investments are subject to various penalties, including limitations on the types of activities they may conduct and restrictions on their FHLB advances. Failure to satisfy the QTL test would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries and could effectively result in the required divestiture of ASB. See "Holding company regulation."

  At all times during 1993, ASB was in compliance with the QTL test.

  Standards for Safety and Soundness. As required by the FDICIA, the OTS in November 1993, proposed regulations for savings associations and their holding companies which would establish safety and soundness standards in three areas:operations and management; asset quality and earnings; and compensation. Under the proposed rules, failure to adhere to any of the standards would require a savings association or its holding company to submit to the OTS a plan to achieve compliance. Until compliance is achieved, the OTS could restrict asset growth, require an increased ratio of tangible equity to assets, restrict interest rates, or take any other action that would better carry out the purpose of prompt corrective action.

  Among other things, the OTS is proposing regulations for savings and loan holding companies that focus on savings and loan holding company activities most likely to cause losses at a holding company's subsidiary savings association. The OTS is proposing that each saving and loan holding company
(1) ensure that
transactions and relationships between the holding company and its subsidiary savings association satisfy applicable fiduciary standards and do not have a detrimental effect on the savings association's safe and sound operation;
(2) not engage in any activity, or cause its subsidiary savings association to engage in any activity, that might create a serious risk that the liabilities of the holding company and its other affiliates may be imposed on the savings association; (3) not take any action that would impede the ability of its subsidiary savings association to comply with the requirements of FDICIA or fully implement any safety and soundness compliance plan required of the savings association; and (4) take any corporate action necessary to enable the subsidiary savings association to take actions required by a safety and soundness compliance plan.

  Until the regulations are adopted in final form, it is difficult to assess the possible impact of the proposed regulations upon ASB's operations.

Federal Reserve Board Reserve Regulations

  Pursuant to the Depository Institutions Deregulation Act of 1980, the
Federal Reserve Board adopted regulations that require ASB to maintain reserves against its transaction accounts, nonpersonal time deposits and Eurocurrency liabilities. The effect of these reserve requirements is to increase ASB's cost of funds. Depending upon the type of deposit, maturity and amount, such reserve requirements range between zero and 12%. Like other depository institutions with offices in Hawaii on August 1, 1978 that were not members of the Federal Reserve System, ASB was previously subject to a reduction in reserves required by the Federal Reserve Board, which reduction was phased out gradually over the period January 1, 1986 through January 6, 1993. Beginning January 7, 1993, however, ASB and other Hawaii depository institutions became subject to the full reserve requirements. For the calculation period including December 31, 1993, ASB was in compliance with the reserve requirements.

Other laws, regulations and proposed legislation

  Other laws. ASB is subject to federal and state consumer protection laws which affect lending activities, such as the Federal Truth-in-Lending Law, the Federal Truth in Savings Act, the Federal Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and several federal and state financial privacy acts. These laws may provide for substantial penalties in the event of noncompliance. Management of ASB believes that its lending activities are in compliance with these laws and regulations.

  OTS final rule: Nationwide branches. The OTS amended its rule on branching by federal savings associations. The amendment deletes regulatory restrictions on the branching authority of federal savings associations and permits nationwide branching to the extent allowed by federal statute. The final rule took effect on May 11, 1992, and pre-empts any Hawaii law or regulation purporting to address the subject of branching by a federal savings association. The rule is likely to stimulate and increase competition that ASB faces in Hawaii because it reduces many previously existing barriers to entry into the Hawaii market by federal savings associations.

  CRA Reform. Acting at the request of President Clinton, the OTS and other federal financial supervisory agencies are jointly proposing new regulations to implement the Community Reinvestment Act (CRA). The proposed regulations would replace the existing regulations in their entirety.

  The CRA is designed to promote affirmative and ongoing efforts by regulated financial institutions to help meet the credit needs of their entire communities, including low-and moderate-income areas, consistent with safe and sound operations, and to provide guidance on how the agencies assess the performance of institutions in meeting that obligation.

  The proposed regulations would provide clearer guidance to financial institutions as to the nature and extent of their CRA obligation and the methods by which the obligation would be assessed and enforced. Currently, CRA assessments of financial institutions are based on 12 separate factors. Under the proposal, assessment standards would be based on performance in three specific areas: lending, service and investment. Based on these three separate assessments, the OTS will assign ASB one of four overall composite ratings: outstanding, satisfactory, needs to improve and substantial noncompliance.

  The lending test would evaluate direct lending to lower-income areas and indirect lending through loan pools, lending consortia, subsidiaries and funded nonchartered affiliates, and community development or affordable housing lenders in which the thrift has made investments. The service test would evaluate whether the financial institution is offering services to low-and moderate-income areas in the form of branch offices and customer services, such as low-cost check cashing and credit counseling for lower-income customers. The investment test would evaluate a thrift's record of investing in programs beneficial to low-income areas. These investments include community development organizations, state and local and housing agency bonds, and small and minority-owned business developments.

  Although the proposed regulations call for revised data collection and reporting procedures to go into effect July 1, 1994, evaluation under the new CRA standards would not become mandatory until July 1995. During the interim period, thrifts could elect to be evaluated under either the current CRA regulations or the new CRA regulations.

  ASB received a CRA rating of "outstanding" as a result of its last OTS examination. ASB believes that, if adopted, the proposed data requirements may impose greater costs in administrative and legal areas.

  Pending legislation. Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. If enacted into law, these pending bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among banks, thrifts and other financial institutions. Some of these bills would realign the structure and jurisdiction of various financial institution regulatory agencies and modify interstate branching restrictions applicable to banks. Whether or in what form any such legislation may be adopted or the extent to which the business of the Company or ASB might be affected thereby cannot be predicted.

FREIGHT TRANSPORTATION REGULATION

  The PUC has broad authority in its regulation of the intrastate business and operations of YB. See "Other--Freight Transportation--Hawaiian Tug & Barge Corp. and Young Brothers, Limited." In particular, the PUC has the authority to review and modify YB's intrastate rates and charges under the Hawaii Water Carrier Act. In all rate proceedings under such act, YB has the burden of proving the reasonableness of expenditures, contracts, leases, or other transactions. An adverse decision or policy adopted by the PUC could have a material effect on the financial condition or results of operations of YB.

INSURANCE COMPANY REGULATION

  HIG and its subsidiaries are in rehabilitation proceedings in Hawaii and it is expected that HEIDI will relinquish all ownership rights in HIG and its subsidiaries during 1994. HIG and its subsidiaries will remain subject to regulation and supervision in the states, if any, in which they conduct business. Such regulation and supervision involve, among other things, the licensing of the insurance company and its agents, periodic examination of the affairs and financial condition of the insurer and review of annual and other mandatory reports on the financial condition and operations of the insurer. State insurance commissioners also generally set mandatory capital and solvency standards and regulate the types and amounts of investments and deposits of securities for the benefit of the policyholders and may also regulate rates for various coverages, policy contents and the scope of insurance policies.

  HIG principally has done business in Hawaii, where it is extensively regulated by the Insurance Division of the Department of Commerce and Consumer Affairs pursuant to the Hawaii Insurance Code and regulations thereunder, which include regulatory and supervisory provisions of the type discussed above. If and to the extent that HIG continues to conduct an insurance business, it will be doing so under the direction and control of the Insurance Commissioner as the Rehabilitator of HIG. See the discussion under "Discontinued operations--The Hawaiian Insurance & Guaranty Co., Limited."

  The Hawaii Insurance Code contains additional provisions regulating insurance companies and their affiliates and these provisions may continue to apply to HEI and its affiliates so long as HEIDI continues to be the holder of record of the stock of HIG. For example, the Insurance Code contains provisions which require a party seeking to acquire control of an insurance company to obtain the approval of such acquisition from the Hawaii Insurance Commissioner. The Insurance Code also contains provisions regulating transactions within and activities of an insurance holding company system and requires special registration by each insurer that is within an insurance holding company system.

ENVIRONMENTAL REGULATION

  HEI and its subsidiaries are subject to federal and state statutes and governmental regulations pertaining to water quality, air quality and other environmental factors.

  Water quality controls. As part of the process of generating electricity, water used for condenser cooling of the electric utility subsidiaries' steam electric generating stations is discharged into ocean waters or into underground injection wells. The subsidiaries are required periodically to obtain permits from the Hawaii Department of Health (DOH) in order to be allowed to discharge the water.

  The electric utility subsidiaries must periodically obtain National Pollutant Discharge Elimination System (NPDES) permits from the DOH to allow wastewater discharges into ocean waters for each of the five generating stations (three at HECO and one each at MECO and HELCO). Underground Injection Control (UIC) permits for wastewater discharge to underground injection wells must be obtained periodically for several HELCO facilities and one MECO facility.

  During 1993, applications were submitted to the DOH for the renewal of NPDES permits at HECO's Kahe and Honolulu generating stations, MECO's Kahului generating station and HELCO's Shipman generating station. An application to renew the Waiau generating station NPDES permit was submitted to the DOH in January 1994. The existing NPDES permits for the Kahului and Honolulu facilities expired on November 30, 1993 and January 31, 1994, respectively. Because the DOH was not able to process the applications prior to the expiration dates, administrative extensions of the permits were granted until such time as new permits can be issued. The Kahului and Honolulu facilities will continue to operate in compliance with existing permit requirements until new NPDES permits are issued. All facilities are in compliance with existing NPDES permit requirements for discharge and receiving water monitoring and reporting.

  To date, attempts to remove annual bottom biological community (BBC) monitoring as NPDES permit conditions at the Honolulu and Kahului facilities have been unsuccessful. A fourth year report for the Honolulu facility was submitted to the DOH on January 17, 1994. The BBC monitoring report showed no adverse effects from the Honolulu facility discharges. The January 17, 1994 letter to the DOH requested that HECO be relieved of BBC monitoring at the Honolulu facility. The letter also requested an extension of the annual report submittal for the Kahului facility because persistently adverse sea and weather conditions had precluded monitoring activities. The BBC monitoring plan for the Waiau generating station, submitted to the DOH for approval on November 16, 1992, was approved by the DOH on October 19, 1993. Monitoring was completed in December 1993 and the first annual report was submitted to the DOH on January 27, 1994. The data collected during this first year survey will be used as the baseline against which future surveys will be compared.

  A new demineralizer system is to be installed at the Kahe Generating Station to replace the existing flash evaporator system and provide the facility with a more reliable and higher capacity source of high quality boiler makeup water. Operation was originally scheduled for late December 1993, but has been rescheduled for late August 1994. An application to revise the existing NPDES permit to include demineralizer system wastewater was submitted to the DOH on May 17, 1993. The DOH has not processed the application and recently indicated the application review will be consolidated with their review of the Kahe NPDES permit renewal application submitted on December 27, 1993.

  The EPA promulgated new NPDES storm water discharge regulations in November 1990 and the DOH finalized their administrative rules on October 29, 1992. New storm water discharge permits are required for electric utility storm water that is discharged to: existing NPDES-permitted outfalls, separate storm water conveyances that discharge directly to navigable waters and municipal storm sewer systems. Facilities with storm water discharges to existing NPDES-permitted outfalls were not required to reapply for a new NPDES permit until existing permits expire. Three HECO generating stations (Kahe, Honolulu and Waiau) and one MECO generating station (Kahului) discharge storm water to NPDES-permitted outfalls. These four facilities have included required storm water information in the most recent NPDES permit renewal application. For storm water discharged to separate storm water conveyances, Notice of Intent
(NOI) Applications for General Permits were submitted to the DOH on April 14, 1993 for the Kahe, Waiau and Honolulu facilities. MECO and HELCO generating stations were not required to submit NOIs. The DOH also promulgated regulations that require storm water runoff and dewatering permits for construction-related projects. These new construction-related permits require discharge monitoring and implementation of best management practices during construction activities to comply with state water quality standards. HECO recently submitted a NOI for a construction storm water discharge permit for a substation project and a NOI for a dewatering permit for a ductline project. HECO is also working cooperatively with the City & County Department of Public Works to obtain a blanket NPDES permit to discharge water removed from utility manholes into municipal storm drain systems.

  In February 1990, HELCO reapplied for UIC permits at four affected facilities and applied for new UIC permits for five existing but previously unregistered wells (three at Kanoelehua Baseyard and one each at the Hill Tank Yard and Waimea Baseyard). Additional UIC permit applications were submitted in July 1991 for two unregistered wells (Kanoelehua and Waimea baseyards). To date, the DOH has issued new UIC permits for all dry wells located at the Hill Tank Yard, Kanoelehua baseyard and Waimea baseyard. On April 9, 1992, the DOH issued a UIC permit for one of Hill's reinjection wells (No. 6). However, the permit was misplaced by HELCO upon receipt. The DOH issued another copy of the permit in August 1993, and monitoring and reporting requirements have been implemented in compliance with permit conditions. While, as a result of the delay, HELCO was approximately one year behind in commencing its monitoring program, no regulatory sanctions are anticipated. Administrative extensions of all other HELCO UIC permits were granted by the DOH on December 3, 1991, and subsequently on February 5, 1993 and August 31, 1993. Existing permits remain in effect until new permits are issued. Administrative extensions stipulate that operations continue in compliance with former permit requirements. On April 6 and 16, 1993, HELCO received DOH approvals to construct an injection well and backup well, respectively, at its Keahole power plant. Well construction and testing were completed in December 1993. A consultant is preparing a well certification report which will be submitted to the DOH with the final application for a UIC permit to operate. MECO received a UIC permit to operate an injection well system at the Maalaea Generating Station on February 20, 1992. The injection well system is designed to handle low volume wastewater and sanitary wastewater discharges from Units 14 to 16. A wastewater effluent monitoring program commenced at Maalaea in October 1992 and is currently in compliance with monitoring and reporting requirements. Due to the proposed addition of generating units at Maalaea, there are plans to upgrade the wastewater treatment system to accommodate additional wastestreams that might be generated.

  In August 1993, MECO and HELCO were informed by the EPA that federal UIC permits would be required for all existing and proposed injection wells. Under the most recent agreement between the EPA and DOH, the EPA will allow the DOH to continue operation of its state UIC permit program. Hence, all affected injection wells (including dry wells) will be regulated by both federal and state UIC permits. The EPA issued UIC permit applications to MECO and HELCO facilities on January 25, 1994. The facilities have until May 25, 1994 to submit the completed applications to the EPA.

  The Federal Oil Pollution Act of 1990 (OPA) governs actual or threatened oil releases in navigable U.S. waters (inland waters and up to three miles offshore) and waters of the U.S.' exclusive economic zone (up to 200 miles to sea from the shoreline). Responsible parties under OPA are jointly, severally and strictly liable for oil removal costs incurred by the federal government or the state and damages to natural resources and real or personal property. Responsible parties include vessel owners and operators. OPA imposes fines and jail terms ranging in severity depending on how the release was caused. OPA also requires that responsible parties submit certificates of financial responsibility sufficient to meet the responsible party's maximum limited liability. Protection and Indemnity Insurance Clubs (mutual insurance pools) have refused to issue these certificates because OPA provides for direct liability against guarantors. The Coast Guard is in the process of addressing this particular issue and adopting regulations implementing OPA. However, the Coast Guard did issue interim guidelines on September 15, 1992, which included the requirement that a spill response plan be submitted by February 18, 1993, and be finalized by August 18, 1993. The EPA and Department of Transportation
(DOT) also have similar requirements for submission of spill response plans. The EPA issued its proposed rules and guidelines on this matter on February 17, 1993. With HTB exiting the fuel transportation business at the end of 1993, the Company's freight transportation operations subject the Company to significantly lessened environmental risks. HTB's fuel and lubricating oil and the other cargo carried in their barges may be accidentally discharged into ocean waters causing a pollution hazard, but the quantities carried do not pose a major environmental hazard. HTB and YB employees are trained to respond to oil or other spills that occur. The utilities filed preliminary plans on February 18, 1993 with regard to the following facilities: to the Coast Guard for the Kahului Harbor terminaling facility and pipeline; to the EPA for the Honolulu, Waiau, Kahe, Shipman and Kahului power plants, the Iwilei Tank Farm, and the Ward Avenue facility; and to the DOT for the pipeline between Honolulu power plant and the Iwilei Tank Farm and between the Chevron Tank Farm in Hilo and the Shipman and Hill power plants, respectively.

  Air quality controls. The generation stations of the utility subsidiaries operate under air pollution control permits issued by the DOH and, in a limited number of cases, by the EPA. The entire electric utility industry is being affected by the 1990 Amendments to the Clean Air Act. Hawaii utilities may be affected by the air toxics provisions (Title III) when the Maximum Allowable Control Technology (MACT) emission standards are proposed for generation units in the year 2000. Hawaii utilities are affected by the operating permit provisions (Title V). The DOH adopted implementing regulations on November 26, 1993 which require submission of permit applications for existing sources by July 26, 1994. Results of air quality analyses could trigger requirements to mitigate emission impacts. Reports on emissions of air toxics could trigger requirements to conduct risk assessments. Hawaii utilities are also affected by the enforcement provisions (Title VII) which require EPA to promulgate new regulations which mandate "enhanced monitoring" of emissions from many generation units. In response, EPA submitted proposals on October 1, 1993 which allows for cost effective alternatives to costly continuous emission monitoring systems. EPA may finalize the proposal in 1994.

  On November 1, 1989, the DOH issued a Notice and Finding of Violation and Order indicating that Maalaea units X-1 and X-2 had exceeded operating limitations of 12 hours per day at various times in 1988. These incidents resulted from unscheduled unit outages and resulted in no net increase in emissions by MECO. Subsequently, MECO took both structural and procedural steps to preclude future violations. An application for a permit modification was submitted to the EPA, revising the operating hour limitation to annual rather than daily. Approval was received from the EPA in July 1992. However, HEC's proposal (on behalf of MECO) to the DOH for settlement based on an already-completed work plan and a penalty of $10,000 was rejected. DOH is now expected to set a hearing on the Notice of Violation. Units X-1 and X-2 continue to operate in compliance with the revised permit.

  Initial source tests for HELCO's CT-2 generating unit in December 1989 indicated particulate emissions above permitted levels. Subsequent retesting confirmed earlier results. Following analysis, HECO (on behalf of HELCO) proposed in November 1990 that the permitted particulate limit be increased. By letter dated April 13, 1992, the EPA concurred that revision is warranted. HECO and HELCO are working with the DOH, the manufacturer and a consultant to determine an appropriate new emission limit for particulates as well as oxides of nitrogen. A comprehensive emission test program has been completed and in March 1994, the results were disclosed to DOH. A final report is now being prepared and will be submitted to DOH for their review. HECO anticipates a July 1994 submittal of an application for revision of the permit. DOH had issued a notice of violation on August 17, 1992 for the non-complying emissions. In accordance with a draft consent order, CT-2 continues to operate pending application and issuance of the revised permit.

  Emission tests conducted by MECO in January 1992 on the six diesel units at Miki Basin, Lanai were consistent with earlier indications that emissions were above permit limits. Those tests results were submitted to DOH. After unit adjustments and improvements in measurements of hourly fuel usage, additional tests were conducted in July and September 1993 which indicated that all six units are in compliance with permit limits. A report on these tests was submitted to DOH. After reviewing the report, DOH concluded in a letter dated December 13, 1993 that all six units are operating in compliance with permit limits. DOH will determine what action, if any, would be appropriate for the previous indications of violation.

  On May 1, 1993, MECO completed the purchase of four diesel generators owned by Palaau Corporation located at MECO's Palaau, Molokai facility. This increase in size of MECO's facility triggered the immediate need to have a prevention of significant deterioration (PSD) permit in order to operate the newly purchased units. In accordance with requirements in a draft consent order negotiated with DOH prior to acquisition of the units, MECO filed a complete application for a PSD permit on May 7, 1993. Permit processing by DOH is on schedule. The four units continue to operate pending issuance of a PSD permit.

  A Notice and Finding of Violation and Order was issued by DOH to HELCO on July 8, 1993 for excessive visible emissions from Shipman Unit 1 on September 23, 1991 and on January 31, 1992. The DOH ordered HELCO to come into compliance. HELCO's written response to DOH dated July 29, 1993 stated that HELCO had come into compliance and identified the cause of the problem as corroded air heater tubes that were replaced in February 1993. The repairs were necessarily delayed for approximately one year until there was sufficient island wide generation to allow Unit 1 to be shutdown. DOH has not responded to HELCO's letter and HELCO believes that a penalty in this matter is inappropriate. No further action has been required by DOH.

  Hazardous waste and toxic substance controls. The operations of the electric utility and freight transportation subsidiaries are subject to regulations promulgated by the EPA to implement the provisions of the Resource Conservation and Recovery Act of 1976 (RCRA), the Superfund Amendments and Reauthorization Act (SARA) and the Toxic Substances Control Act of 1976 (TSCA). The DOH has been working towards obtaining primacy to operate state authorized RCRA (hazardous waste) and SARA (superfund) programs. On January 11, 1993 the DOH issued draft administrative rules for a state RCRA program. Public hearings were held in February and March 1994, and HECO is awaiting feedback as to whether any significant comments were received. The draft RCRA rules are being reviewed to determine the potential impact on utility operations. At this time, it appears unlikely that the rules would impose any requirements beyond existing EPA standards. The DOH also anticipates the issuance of draft superfund rules in early 1994, but a release date has not been set.

  Whether on a federal or state level, RCRA provisions identify certain wastes as hazardous and set forth measures that must be taken in the transportation, storage, treatment and disposal of these wastes. Some of the wastes generated at steam electric generating stations possess characteristics which make them subject to these EPA regulations. Since October 1986, all HECO generating stations (Honolulu, Kahe and Waiau) have operated RCRA-exempt wastewater treatment units to treat potentially regulated wastes from occasional boiler waterside and fireside cleaning operations. Steam generating stations at MECO and HELCO also operate similar RCRA-exempt wastewater management systems. In March 1990, the EPA changed RCRA testing requirements used to characterize a waste as hazardous which potentially affected the hazardous waste generating status of all facilities. A new and more stringent Toxicity Characteristic Leaching Procedure (TCLP) replaced the former Extraction Procedure toxicity test and included additional testing requirements for 25 organic compounds. HECO's continuing program to recharacterize all HECO, MECO and HELCO wastestreams using the TCLP test has demonstrated the adequacy of the existing treatment systems and identified other potential compliance requirements. Waste recharacterization studies clearly indicate that treatment facility wastestreams are nonhazardous and no change in the RCRA generator status is required.

  MECO reported that the Maui County landfills will no longer accept wet sludge from their wastewater treatment operations at the Kahului power plant. Because MECO needed to remove sludge from the wastewater ponds to make room for a forthcoming unit overhaul, arrangements were made with the county to have the nonhazardous sludge accepted at the county's composting station. On January 28, 1994, a MECO contractor removed the sludge from the wastewater ponds for transport to the county's composting station. The composting station was closed upon arrival and the contractor was instructed to return to the Kahului plant to wait until the composting station reopened. Through a series of verbal contacts, the contractor made arrangements to discharge the loads to the county's sewage treatment plant in Kahului. Upon learning of the contractor's action, MECO management contacted the Maui County Wastewater Treatment Branch to notify them of the discharge to the sewage treatment facility. Maui County is conducting an investigation of the sludge discharge.

  RCRA still regulates most generating stations as RCRA small quantity generators. All HECO and subsidiaries' facilities listed with the DOH and EPA are small quantity generators and are in compliance with RCRA requirements. RCRA Biennial Hazardous Waste Reports for all HECO, MECO and HELCO facilities were submitted to the EPA and DOH in March 1994 in compliance with reporting requirements.

  RCRA underground storage tank (UST) regulations require all facilities with USTs (including those used to store petroleum products) to comply with costly leak detection, spill prevention and new tank standard retrofit requirements within a specified compliance period based on tank age. HECO and MECO initiated tank replacement programs in 1989 due to the age of their existing tanks. MECO currently operates a single UST in compliance with DOH and EPA standards. HECO completed tank removal and replacement projects at all its facilities in 1992. HELCO initiated and completed tank upgrades in 1992. All HECO, MECO and HELCO USTs are in compliance with mandatory leak detection requirements, with the exception of a used oil UST located at Ward Avenue. Efforts are underway to find an acceptable detection method for this UST. While replacing four USTs at the Ward Avenue complex in February 1992, a product release was confirmed and reported to the DOH as required by law. Contaminated soils were excavated and transported to a soil management unit located at Waiau power plant, where the contaminated soils were treated with a bioremediation process. Tests in February 1993 indicated that the constituents in the removed soils were below DOH monitoring levels. In September 1993, HECO received a final consultant report on the Ward Avenue cleanup site. The report indicated that all subsurface contamination resulting from the Ward Avenue UST release had been removed to acceptable DOH levels, but that some residual contamination remained in the subsurface from possible offsite contamination. HECO is awaiting the submittal of the consultant's report on the soil treatment unit results. Both reports will be submitted to the DOH with a request that the treated soils be allowed for use as construction fill material.

  The Emergency Planning and Community Right-to-Know Act (EPCRA) under SARA Title III requires HECO, MECO and HELCO to report hazardous chemicals present in their facilities in order to provide the public with information on these chemicals so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. HECO has six facilities, MECO has five facilities and HELCO has seven facilities that qualify as "reporting facilities" under EPCRA. All HECO, MECO and

HELCO facilities are in compliance with applicable reporting requirements, which are made annually to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments. On January 18, 1994, the DOH issued a notice that EPCRA reporting requirements were revised during the 1993 state legislative session. Revisions include a requirement to complete additional chemical information forms and submit a $100 per facility filing fee.

  The TSCA regulations specify procedures for the handling and disposal of polychlorinated biphenyl (PCB), a compound found in transformer and capacitor dielectric fluids. HECO and its subsidiaries have instituted procedures to monitor compliance with these regulations. In addition, HECO has implemented a program to identify and replace PCB transformers and capacitors in the HECO system. All HECO, MECO and HELCO facilities are currently believed to be in compliance with PCB regulations.

  By letter dated August 21, 1992, the EPA provided MECO with a notice of potential liability and request for information relating to a federal superfund closure investigation at the North American Environmental, Inc. (NAE) storage facility in Clearfield, Utah. MECO was identified by the EPA as a potentially responsible party for three PCB capacitors originally contracted for disposal by Westinghouse. Although Westinghouse has already disposed of the capacitors, MECO was obligated to comply with the information requests attached to the EPA notice. A preliminary response to the EPA's information request was submitted to the EPA on October 5, 1992. MECO has since received confirmation from Westinghouse that the three capacitors were removed from the NAE facility and incinerated at Aptus (an EPA-approved facility in Kansas) on September 16, 1992. By letter dated December 2, 1992, the EPA notified MECO that a draft Administrative order on Consent for the cleanup of the NAE facility had been sent to potentially responsible parties that have waste remaining at the NAE site and to parties that have expressed a desire to participate in the cleanup. MECO did not receive a draft Administrative Order on Consent because the three PCB transformers were removed from the NAE facility and incinerated. However, the EPA has not made final determinations regarding individual liability for cleanup of the NAE facility. By letter dated February 8, 1993, Westinghouse confirmed that it would indemnify MECO pursuant to its contract for this matter.

  The state Environmental Response Law (ERL), with amendments effective on June 17, 1991, governs releases of hazardous substances, including oil, in areas within the states jurisdiction. Responsible parties under the state ERL are jointly, severally and strictly liable for a release of a hazardous substance into the environment. Responsible parties include owners or operators of a facility where a hazardous substance comes to be located and any person who at the time of disposal of the hazardous substance owned or operated any facility at which such hazardous substance was disposed. The state Department of Health is in the process of drafting regulations implementing the state ERL. An area of potential exposure to liability under the state ERL is the release of oil from fuel storage tanks.

  Both HTB and YB generate small quantities of hazardous wastes as a result of operations and equipment maintenance activities and have contracted with a firm to dispose of these wastes in compliance with the EPA regulations and the RCRA provisions. YB, as a public carrier, also moves hazardous wastes and explosives for customers. Employees are trained in the applicable handling methods to assist in the safe movement of these cargoes. Both HTB and YB are subject to the jurisdiction of the U.S. Coast Guard which monitors ocean activities to ensure compliance with federal regulations.

  Finally, ASB may be subject to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and regulations promulgated thereunder. CERCLA imposes liability for environmental cleanup costs on certain categories of responsible parties, including the current owner and operator of a facility and prior owners or operators who owned or operated the facility at the time the hazardous substances were released or disposed. CERCLA exempts persons whose indicia of ownership in a facility are held primarily to protect a security interest, provided that they do not participate in the management of the facility.

  The EPA promulgated a final rule, effective as of April 29, 1992, to clarify circumstances under which lenders are exempt from liability under CERCLA. The EPA final rule addresses the activities of the holder of a security interest that will and will not trigger liability as "participation in management." However, the U.S. Court of Appeals for the District of Columbia Circuit vacated the EPA final rule in February 1994, finding that the EPA had no authority to issue a rule defining the scope of the CERCLA exemption from liability for secured creditors. It is possible that a petition for rehearing may be filed, or that the U.S. Congress may enact legislation addressing this matter. Although there may be some danger for ASB of liability for environmental cleanup costs, the Company believes the danger is not as great for ASB, which specializes in residential lending, as it may be for other depository institutions which have a larger portfolio of commercial loans.

AMERICANS WITH DISABILITIES ACT

  HEI and its subsidiaries are subject to the Americans with Disabilities Act
(ADA), a comprehensive federal law intended to eliminate discrimination against individuals with disabilities. Several titles of the ADA are applicable to the Company including Title I, Employment, and Title III, Public Accommodations and Services Operated by Private Entities.

  HEI and its subsidiaries believe they are in compliance or in the process of complying with both Title I and Title III of the ADA. The eventual cost of such compliance activities is not expected to have a material effect on the financial condition or results of operations of the Company or HECO and its subsidiaries.

RESEARCH AND DEVELOPMENT

  HECO and its subsidiaries spent approximately $2.3 million, $2.3 million and $2.2 million in 1993, 1992 and 1991, respectively, on research and development Contributions to the Electric Power Research Institute accounted for most of the expenditures. Expenditures were also made in the areas of energy conservation, environmental control, emissions control and for other similar studies relative to technologies with the potential of being specifically applicable to HECO and its subsidiaries.

EMPLOYEE RELATIONS

  At December 31, 1993, the Company's continuing operations had 3,399 full-time and part-time employees, compared with 3,291 at December 31, 1992.

HECO

  At December 31, 1993, HECO and its subsidiaries had 2,226 employees, compared with 2,118 employees at December 31, 1992.

  The current collective bargaining agreement between the International Brotherhood of Electrical Workers (IBEW), Local 1260, and HECO, MECO and HELCO, covering approximately 63% of the total employees of these companies, cover a four-year period from November 1, 1992 through October 31, 1996. The contract provides for noncompounded wage increases of 4.25% on November 1 of each year during the term of the agreement. The "Flexible Work Hours/Week Schedule" was the major work rule added to the new contract.

  The benefits agreement between IBEW Local 1260 and HECO, MECO and HELCO was modified, and the current agreement will be in effect until October 31, 1996. Revisions were made to the medical plans and postretirement benefits.

HTB

  HTB has a collective bargaining agreement with the Inlandboatmen's Union of the Pacific (IBU) effective from July 26, 1990 through July 25, 1995. An 8% across-the-board wage increase (with further adjustments for licensed seamen and journeymen craftsmen) was effective for the first year. From July 26, 1991 through July 25, 1995, the agreement specifies annual increases of 4%. The agreement covers all employees of HTB employed on ocean and harbor tugs and all dispatchers and tankermen, but excludes office clerical employees, confidential employees, professional and management employees, guards and watchmen.

  YB has a collective bargaining agreement covering the period of July 1, 1990 through June 30, 1993 with the International Longshoremen's and Warehousemen's Union, Hawaii Division (ILWU), Local 142. The agreement has been mutually extended by both parties until formal negotiation of the next agreement. The agreement covers all full-time receiving and delivery clerks working on the docks, full-time and regular part-time employees loading or discharging vessels, all maintenance personnel, documentation clerks and customer service representatives employed by YB in the state. The agreement excludes confidential employees, professional employees, supervisory employees, guards and other clerical personnel. The agreement provided for a per hour across-the-board wage increase of 33 1/2 cents in July 1990 and March 1991, a 39-cent increase in July 1991 and January 1992, and a 35-cent increase in July 1992 and January 1993.

  On June 1, 1991, HTB transferred four tugs and vessel personnel to YB. YB has a Letter of Understanding with the IBU, dated September 17, 1991, which agrees to honor the appropriate provisions agreed upon in HTB's collective bargaining agreement, which runs through July 25, 1995, as to the transferred personnel.

OTHER

  The employees of HEI and its direct and indirect subsidiaries are not covered by any collective bargaining agreement, except as identified above.

EMPLOYEE BENEFIT PLANS

NONDISCRIMINATION RULES OF THE INTERNAL REVENUE CODE OF 1986

  The Company's welfare benefit plans are subject to nondiscrimination rules under the Internal Revenue Code of 1986. Specifically, these include
Section 79 (group term life insurance), Section 105 (accident and health plans), Section 125 (cafeteria plans) and Section 129 (dependent care assistance plans), which cover types of plans that the Company makes available to employees, as well as Section 117(d) (qualified tuition reduction programs),
Section 501 (c)(9) (voluntary employee benefit associations) and Section 120 (qualified group legal services plans), which cover types of plans that the Company does not presently maintain.

STOCK OPTION AND INCENTIVE PLAN

  During 1993, 123,000 HEI Common Stock options were granted under the 1987 Stock Option and Incentive Plan, as amended, of which 73,000 shares included dividend equivalents. HEI Common Stock issued under that plan in 1993 included 20,573 option shares exercised, including dividend equivalents, plus 559 shares issued in lieu of a cash payout under the Long-Term Incentive Plan and 4,144 shares issued in lieu of a cash payout under the Executive Incentive Plan. As of March 21, 1994, there were 45 participants in the Stock Option and Incentive Plan. Information concerning the options and other awards granted under this Plan is incorporated herein by reference to Note 17 to HEI's Consolidated Financial Statements on page 64 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a) and pages 10 to 12 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994 and filed herein as HEI ExhibiT 22.

ITEM 2.  PROPERTIES

  HEI leases 17,612 square feet of office space in downtown Honolulu. The leases expire at various dates from March 31, 1996 to April 30, 1999 (with an option for HEI to extend one of the leases on most of the office space to March 31,
2001). The properties of HEI's subsidiaries are as follows:

ELECTRIC UTILITY

  HECO owns and operates three generating plants on the island of Oahu at Honolulu, Waiau and Kahe, with an aggregate generating capability of 1,263 MW at December 31, 1993. The three plants are situated on HECO-owned land having a combined area of 535 acres. In addition, HECO owns a total of 114 acres of land on which are located substations, transformer vault sites, distribution base yards and the Kalaeloa cogeneration facility site.

  Electric lines are located over or under public and nonpublic properties. Most of HECO's leases, easements and licenses have been recorded.

  At December 31, 1993, HECO owned approximately 828 miles of overhead transmission lines, 1,171 miles of overhead distribution lines, 2,007 miles of underground cables, 70,395 fully-owned or jointly-owned poles and 194 steel or aluminum high voltage transmission towers. The transmission system operates at 46,000 and 138,000 volts. The total capacity of HECO's transmission and distribution substations was 5,414,000 kilovoltamperes at December 31, 1993.

  HECO owns a building and approximately 11.5 acres of land located in Honolulu which houses its operating, engineering and information services departments and a warehousing center. It also leases an office building and certain office spaces in Honolulu. The lease for the office building expires in November 2002, with an option to further extend the lease to November 2012. The leases for certain office spaces expire on December 31, 1996 with options to extend to December 31, 2001.

  HECO owns 19.2 acres of land at Barbers Point used to situate fuel oil storage facilities with a combined capacity of 970,700 barrels. HECO also owns fuel oil tanks at each plant site with a total maximum usable capacity of 915,400 barrels.

  The properties of HECO are subject to a first mortgage securing HECO's outstanding first mortgage bonds.

  On December 20, 1989, HECO applied to the PUC for the approval of the sale to Malama Waterfront Corp. and leaseback of the Honolulu power plant and Iwilei tank farm, the approval of the transfer values and the approval of the accounting and rate-making treatments thereof. Prior to the PUC rendering a decision on this application, HECO determined that changing conditions altered the economics of the proposed sale such that a later retirement of the Honolulu power plant may be more favorable. As such, HECO withdrew its application for the sale and leaseback of the plant in July 1993.

  A brief description of the properties of HECO's two electric utility subsidiaries follows:

  MECO owns and operates two generating plants on the island of Maui, at Kahului and Maalaea, with an aggregate capability of 201.3 MW. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with an aggregate maximum usable storage capacity of 145,300 barrels.

  MECO's administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

  MECO also owns and operates smaller distribution and generation systems on the islands of Lanai and Molokai.

  The properties of MECO are subject to a first mortgage securing MECO's outstanding first mortgage bonds.

  HELCO owns and operates five generating plants on the island of Hawaii. These plants at Hilo (2), Waimea, Kona and Puna have an aggregate generating capability of 154.6 MW (excluding two small run-of-river hydro units). The plants are situated on HELCO-owned land having a combined area of approximately 43 acres. HELCO owns 6.0 acres of land in Kona, which are used for a baseyard, and it leases 4.0 acres of land for its baseyard in Hilo. The lease expires in 2030. The deeds to the sites located in Hilo contain certain restrictions which do not materially interfere with the use of the sites for public utility purposes.

  The properties of HELCO are subject to a first mortgage securing HELCO's outstanding first mortgage bonds.

SAVINGS BANK

  ASB owns its executive office building located in downtown Honolulu.

  The following table sets forth certain information with respect to offices owned and leased by ASB and its subsidiaries at December 31, 1993.

                                 Number of offices
                    -------------------------------------------------
                           Owned         Leased         Total
                           -----         ------         -----
          Oahu......         5            24             29
          Maui......         3             2              5
          Kauai.....         3             1              4
          Hawaii....         2             4              6
          Molokai...        --             1              1
                            --            --             --
                            13            32             45
                            ==            ==             ==

  The net book value of office facilities is approximately $31 million. Of this amount, $25 million represents the net book value of the land and improvements for the 13 offices owned by ASB. The remaining $6 million represents the net book value of ASB's leasehold improvements.

OTHER

FREIGHT TRANSPORTATION

  HTB, currently owns seven tugboats ranging from 1,430 to 2,668 HP, two tenders of 500 HP and three flatdecked barges.

  HTB owns no real property, but rents on a month-to-month basis or leases its pier property used in its operations from the State of Hawaii under a revocable permit and two-year lease. It is expected that expiring leases will be renewed as necessary.

  YB, HTB's subsidiary, currently owns four charter tugs, two doubledecked and six flatdecked barges and most of its shoreside equipment, including 20-foot containers, chassis, refrigerated containers, container vans, hi-lifts, flatracks, automobile racks and other related equipment.

  YB has three- and four-year leases expiring at various dates in 1994 through 1995 for shoreside equipment (containers, flatracks and chassis) at a monthly cost of approximately $8,500.

  YB owns no real property, but rents on a month-to-month basis or leases various pier property and warehouse facilities from the State of Hawaii under a revocable permit, or under a two-year or five-year lease. All lease terms began on January 1, 1992. It is expected that expiring leases will be renewed as necessary.

REAL ESTATE DEVELOPMENT

  MPC.  See Item 1, "Business--Other--Real estate--Malama Pacific Corp."

OTHER

  HEIIC.  See Item 1, "Business--Other--HEI Investment Corp."

  LVI operates a windfarm on the island of Hawaii with a generating capability of 1.7 MW. LVI leases 78 acres of land for its windfarm.

ITEM 3.  LEGAL PROCEEDINGS

  Except as provided for below and in "Item 1. Business," there are no known pending legal proceedings, other than ordinary routine litigation incidental to their respective businesses, to which HEI or any of its subsidiaries is a party or of which any of their property is the subject.

HECO POWER OUTAGE

  On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. One major transmission line was de-energized for routine maintenance when two major transmission lines tripped, causing another major transmission line to become overloaded and automatically trip. An island-wide power outage resulted. Power was restored over the next twelve hours.

  The PUC initiated an investigation of the outage by its order dated April 16, 1991. This investigation was consolidated with a pending investigation of an outage that occurred in 1988. The PUC held an initial hearing on the April 9, 1991 outage in May 1991. In July 1991, HECO filed a report of its internal investigative task force with the PUC. The report indicated that the results of the investigation were inconclusive with respect to why one of the major lines tripped and recommended actions to strengthen system reliability. The parties to the investigation (HECO, Consumer Advocate and U.S. Department of Defense) agreed that HECO should retain an independent consultant to investigate the cause of the line trip. By an order dated October 23, 1991, the PUC approved HECO's retention of Power Technologies, Inc. (PTI) and directed that the objectives of the study be to assess the reliability and overall stability of HECO's electric power system, to identify possible weaknesses, deficiencies and conditions within the system that contributed to the island-wide power outage, and to recommend a plan to increase the reliability of HECO's system and minimize the occurrence of future island-wide outages. In its order, the PUC also stated that: "[n]either the [PUC] nor HECO nor any of the other parties to this docket is bound by PTI's report or analysis or is precluded from retaining other consultants."

  In August 1993, PTI's report was submitted to the PUC. In its report, PTI made more than 100 recommendations for HECO to improve reliability, including selective use of herbicides to control the growth of trees under power lines. PTI said some recommendations are for implementation, some are for further study and possible implementation and some are for consideration. Some of the recommendations relate to the 1991 outage and some do not.

  PTI identified four recommendations as deserving immediate attention: (1) perform a detailed inspection of 138-kilovolt overhead transmission lines to ensure that present clearance distances to trees, wire crossings and other conductive objects are sufficient for at least one year; (2) determine relationships between tree clearances and "line sag" changes that result from lines carrying different amounts of electricity; (3) build the Waiau-Campbell Industrial Park 138-kilovolt transmission line as soon as possible and consider building the line to operate at higher voltage in the future; and (4) increase the number of "live-line" overhead transmission linemen and engineering and management personnel to support line and right-of-way functions. Regarding the outage, PTI concluded that the fault on the third of four transmission lines was the result of tree contact. This conclusion conflicts with the finding of another consultant who found that certain evidence favored a fault in the line over a pineapple field with no trees. Other PTI recommendations include (1) reviewing reporting systems used by co-generators and independent power producers from whom HECO buys power to be sure they are adequate to reveal problems that could affect system reliability, and (2) keeping in service the downtown Honolulu power plant previously scheduled for retirement in 1996.

  HECO filed its comments on the PTI recommendations with the PUC in November 1993. Further proceedings have not been scheduled at this time. Management cannot predict the timing and outcome of any decision and order to be issued by the PUC with respect to the outages or with respect to the recommendations made by PTI.

  HECO's PUC-approved tariff rule states that "[t]he Company will not be liable for interruption or insufficiency of supply or any loss, cost, damage or expense of any nature whatsoever, occasioned thereby if caused by accident, storm, fire, strikes, riots, war or any cause not within the Company's control through the exercise of reasonable diligence and care." Under the rule, customers had 30 days from the date of the power outage to file claims. HECO received approximately 2,900 customer claims which totaled approximately $7 million. Of the 2,900 claims, approximately 1,450 are for property damage. As of December 31, 1993, HECO had settled approximately 542 of these property damage claims, had settlement offers outstanding with respect to approximately 119 more of these claims and anticipates making settlement offers with respect to the remaining property claims upon receipt and review of appropriate supporting documentation. The settlement offers are being made for purposes of settlement and compromise only, and without any admission by HECO of liability for the outage. Not covered in the settlement offers and requests for documentation are approximately 1,450 claims involving alleged personal injury or economic losses, such as lost profits.

  On April 19, 1991, seven direct or indirect business customers on the island of Oahu filed a lawsuit against HECO on behalf of themselves and an alleged class, claiming $75 million in compensatory damages and additional unspecified amounts for punitive damages because of the April 9, 1991 outage. The lawsuit was dismissed without prejudice in March 1993 and subsequently refiled by the plaintiffs. HECO has filed an answer which denies the principal allegations in the complaint, sets forth affirmative defenses, and asserts that the suit should not be maintained as a class action. Discovery proceedings have been initiated. No trial date has been set. A motion for an order denying class certification of the lawsuit has been filed and is set for hearing in March 1994.

  A reserve equal to the deductible limits with respect to HECO's insurance coverage has been recorded with respect to claims arising out of the April 1991 outage. In the opinion of management, losses (if any), net of estimated insurance recoveries, resulting from the ultimate outcome of the lawsuit and claims related to the April 9, 1991 outage will not have a material adverse effect on the Company or consolidated HECO.

HELCO RELIABILITY INVESTIGATION

  In July 1991, following service interruptions and rolling blackouts instituted on the island of Hawaii, the PUC issued an order calling for an investigation into the reliability of HELCO's system.

  An evidentiary hearing was held in September 1991 and public hearings were held in October 1991. In light of approximately 20 subsequent incidents of rolling blackouts and service interruptions resulting from insufficient generation margin, further evidentiary hearings were held in July 1992. With the input from an independent consultant and the parties to the proceedings, the PUC may formulate minimum reliability standards for HELCO, use the standards to assess HELCO's system reliability, and re-examine the rate increase approved in October 1992 to see whether any adjustments are appropriate.

  HELCO's generation margin has improved with the addition of a 20-MW combustion turbine in August 1992, PGV's commencement of commercial operations and Hamakua's temporary return to commercial operation (see "Item 1. Business--Electric utility-Nonutility generation"). HELCO is proceeding with plans to install two 20-MW combustion turbines in 1995, followed by an 18-MW heat steam recovery generator in 1997, at which time these units will be converted to a combined-cycle unit, subject in each case to obtaining necessary permits.

  In the opinion of management, the PUC's adjustment, if any, resulting from the reliability investigation will not have a material adverse effect on the Company's or HECO's consolidated financial condition or results of operations.

HECO POWER PURCHASE AGREEMENTS DISPUTES

  HECO is disputing certain amounts billed each month under its power purchase agreements with Kalaeloa Partners, L.P. (Kalaeloa) and AES Barbers Point, Inc. (AES-BP) and has withheld payment of some of the disputed amounts pending resolution. With respect to the billings from Kalaeloa, HECO believes that it has counterclaims which would mitigate, if not more than offset, the disputed amounts billed by Kalaeloa. Disputed amounts billed by Kalaeloa and AES-BP through December 31, 1993 totaled approximately $2.1 million and $1.5 million, respectively. Approximately $0.5 million of the total disputed amounts, if paid, are includable in HECO's energy cost adjustment clause, and would be passed through to customers.

  HECO has not recognized any portion of the disputed amounts as an expense or liability in its financial statements. Discussions between HECO and Kalaeloa, and HECO and AES-BP to resolve the disputed billing amounts are continuing. In the event the parties are unable to settle the disputes, both the Kalaeloa and AES-BP power purchase agreements contain provisions whereby either party to the agreement may cause the dispute to be submitted to binding arbitration. Kalaeloa has requested that its dispute with HECO be arbitrated and this arbitration process has commenced. Based on information currently available, HECO's management believes that the ultimate outcome of these disputes will not have a material adverse effect on the Company's or HECO's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI and HECO:

  During the fourth quarter of 1993, no matters were submitted to a vote of security holders of the Registrants.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS
HEI:

  The information required by this item is incorporated herein by reference to pages 67 and 69 (Note 19, "Regulatory restrictions on net assets" and Note 22, "Quarterly information (unaudited)," of the Notes to HEI's Consolidated Financial Statements) and page 27 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a). Certain restrictions on dividends and other distributions of HEI are described in "Item 1. Business--Regulation and other matters--Restrictions on dividends and other distributions." The total number of holders of record of HEI common stock as of March 21, 1994, was 24,672.

HECO:

  Market information and holders--not applicable. Since the corporate restructuring on July 1, 1983, all the common stock of HECO has been held solely by its parent, HEI, and is not publicly traded.

  The dividends declared and paid on HECO's common stock for the four quarters of 1993 and 1992 are as follows:

                 Quarter ended          1993              1992
                -------------------------------------------------
                March 31........     $6,649,000        $5,118,000
                June 30.........      3,731,000         5,254,000
                September 30....      8,233,000         5,742,000
                December 31 ....      7,274,000         6,934,000

  The regulatory restrictions on net assets are incorporated herein by reference to page 27 (Note 12 to HECO's Consolidated Financial Statements, "Regulatory restrictions on distributions to parent") of HECO's 1993 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

ITEM 6.  SELECTED FINANCIAL DATA

HEI:

  The information required by this item is incorporated herein by reference to page 27 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

HECO:

  The information required by this item is incorporated herein by reference to page 2 of HECO's 1993 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HEI:

  The information required by this item is incorporated herein by reference to pages 29 to 39 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

HECO:

  The information required by this item is incorporated herein by reference to pages 3 to 9 of HECO's 1993 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

  The information required by this item is incorporated herein by reference to the section entitled "Segment financial information" on page 28 and to pages 41 to 69 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a).

HECO:

  The information required by this item is incorporated herein by reference to pages 10 to 29 and to the section entitled "Consolidated quarterly financial information (unaudited)" on page 31 of HECO's 1993 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI AND HECO:

  None
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

HEI:

  The following persons are, or may be deemed, executive officers of HEI. Their ages are given as of March 10, 1994. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders (which shall occur on April 19, 1994) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.


                                                          Business
                                                          experience
                                                          for past
HEI Executive Officers                                    five years
- -----------------------------------------------------------------------

Robert F. Clarke, age 51
   President and Chief Executive Officer ................ 1/91 to date
   Group Vice President - Diversified Companies ......... 5/88 to 12/90
   Director ............................................. 4/89 to date
   (Company service: 7 years)

Edward J. Blackburn, age 63
   Group Vice President - Diversified Companies ......... 1/91 to date
   President, HIG ....................................... 10/87 to 12/90
   (Company service: 6 years)

Harwood D. Williamson, age 62
   Group Vice President - Utility Companies ............. 5/88 to date
   Director.............................................. 4/85 to date
   (Company service: 37 years)

Robert F. Mougeot, age 51
   Financial Vice President and Chief Financial Officer.. 4/89 to date
   Auditor............................................... 10/88 to 4/89
   (Company service: 5 years)

                                                                     Business
                                                                    experience
                                                                     for past
HEI Executive Officers (continued)                                  five years
- ---------------------------------------------------------------------------------
Peter C. Lewis, age 59
   Vice President - Administration..............................    10/89 to date
   Vice President - Administration, HECO........................    4/86 to 1/91
   Vice President - Administration and Secretary................    4/89 to 9/89
   Vice President and Secretary.................................    7/81 to 4/89
   (Company service: 26 years)

Charles F. Wall, age 54
   Vice President and Corporate Information Officer.............    7/90 to date
   (Company service: 3 years)
   Charles F. Wall, prior to joining the Company,
   served as Director of Information Management of
   GTE Hawaiian Tel from 1981 to 1990.

Andrew I. T. Chang, age 54
   Vice President - Government Relations........................    4/91 to date
   Manager, Government Relations................................    8/90 to 3/91
   Manager, Government Relations, HECO..........................    1/85 to 7/90
   (Company service: 9 years)

Constance H. Lau, age 41
   Treasurer....................................................    4/89 to date
   Treasurer, HECO..............................................    12/87 to 4/89
   Assistant Treasurer, MECO....................................    12/87 to 4/89
   Assistant Treasurer, HELCO...................................    12/87 to 4/89
   (Company service: 9 years)

Curtis Y. Harada, age 38
   Controller...................................................    1/91 to date
   Auditor, HECO................................................    7/89 to 1/91
   (Company service: 4 years)
   Curtis Y. Harada, prior to joining the Company,
   served as Controller/Manager of Financial
   Assurance of PacTel Corporation from 1987 to 1989.

Betty Ann M. Splinter, age 48
   Secretary....................................................    10/89 to date
   Secretary, HECO..............................................    4/86 to 9/89
   (Company service: 19 years)

  HEI's executive officers, with the exception of Peter C. Lewis, Charles F. Wall and Andrew I. T. Chang, are officers and/or directors of one or more of HEI's subsidiaries.

  There are no family relationships between any executive officer or director of HEI and any other executive officer or director of HEI.

  The list of current directors of HEI is incorporated herein by reference to page 70 of HEI's 1993 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13(a). Information on their business experience and directorships is incorporated herein by reference to pages 3 to 5 of the registrant's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22. Thurston Twigg-Smith (who is not standing for reelection as a Director) is President, Chief Executive Officer and Director of Persis Corporation; Chairman, Chief Executive Officer and Director of Northwest Media, Inc., and Maryville Alcoa Daily Times; Chairman of the Board of The Honolulu Advertiser; Director of HECO, ASB and The Museum of Contemporary Art (Los Angles); Trustee of the McInerny Foundation, Punahou School, Honolulu Academy of Arts, The Contemporary Museum (Honolulu), Old Sturbridge Village (Massachusetts), The Skowhegan School (Maine) and The Philatelic Foundation, N.Y.; and member of the Governing Board of The Yale Art Gallery (Connecticut).

HECO:

  The following table sets forth certain information concerning the executive officers of HECO. Their ages are given as of March 10, 1994. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting and/or until their respective successors have been appointed and qualified. Company service includes service with HECO affiliates.

                                                                Business
                                                                experience
                                                                for past
HECO Executive Officers                                         five years
- ------------------------------------------------------------------------------
Robert F. Clarke, age 51
   Chairman of the Board..................................      1/91 to date
   (Company service: 7 years)

Harwood D. Williamson, age 62
   President and Chief Executive Officer..................      1/91 to date
   President and Chief Operating Officer .................      2/85 to 12/90
   Director ..............................................      4/85 to date
   Chairman of the Board, HELCO and MECO..................      3/85 to date
   (Company service: 37 years)

T. Michael May, age 47
   Senior Vice President..................................      2/92 to date
   (Company service: 2 years)
   T. Michael May, prior to joining HECO, was a principal
   partner in Management Assets Group from 9/89 to 1/92.
   He was president of Caterpillar Capital Company, Inc.
   from 6/85 to 4/89

Joan M. Diamond, age 43
   Vice President - Human Resources.......................      2/91 to date
   Manager, Human Resources...............................      5/89 to 1/91
   Manager, Organizational Development....................      1/88 to 4/89
   (Company service: 9 years)

Jackie Mahi Erickson, age 53
   Vice President - General Counsel........................     2/91 to date
   Corporate Counsel.......................................     1/81 to 1/91
   (Company service: 13 years)

Charles M. Freedman, age 47
   Vice President - Corporate Relations....................     5/92 to date
   (Company service:  1 year)
   Charles Freedman, prior to joining HECO, was Director of
   Communications in the Office of the Governor of
   Hawaii from 1986 to 4/92.

Edward Y. Hirata, age 60
   Vice President - Planning...............................     12/91 to date
   Vice President, HELCO and MECO..........................     12/91 to date
   (Company service: 7 years)
   Edward Y. Hirata, prior to rejoining HECO on 12/91,
   served as Director of Department of Transportation
   for the State of Hawaii, from 12/86 to 11/91.

                                                                        Business
                                                                       experience
                                                                        for past
HECO Executive Officers                                                five years
- -------------------------------------------------------------------------------------
George T. Iwahiro, age 56
   Vice President - Engineering...................................     2/91 to date
   Vice President - Consumer, Regulatory and Public
    Affairs.......................................................     2/85 to 1/91
   Vice President, HELCO and MECO.................................     3/85 to 12/91
   (Company service: 34 years)

Richard L. O'Connell, age 64
   Vice President - Customer Relations............................     2/91 to date
   Vice President - Facilities....................................     6/88 to 1/91
   (Company service: 13 years)

Paul A. Oyer, age 53
   Financial Vice President and Treasurer.........................     4/89 to date
   Financial Vice President and Controller........................     2/85 to 4/89
   Director.......................................................     4/85 to date
   Financial Vice President and Treasurer,
     HELCO and MECO...............................................     6/85 to date
   (Company service: 28 years)

David M. Rodrigues, age 58
   Vice President - Corporate Excellence..........................     11/93 to date
   Vice President - Operations....................................     5/89 to 10/93
   Executive Assistant............................................     7/88 to 4/89
   (Company service: 23 years)

Ernest T. Shiraki, age 46
   Controller.....................................................     4/89 to date
   Manager, Budgets & Corporate Accounting........................     5/85 to 4/89
   (Company service: 24 years)

Molly M. Egged, age 43
   Secretary......................................................     10/89 to date
   Secretary, HELCO and MECO......................................     10/89 to date
   Assistant Secretary............................................     4/86 to 9/89
   Executive Secretary............................................     12/83 to 12/92
   (Company service: 13 years)


  HECO's executive officers, Robert F. Clarke, Harwood D. Williamson, Edward
Y. Hirata, Paul A. Oyer and Molly M. Egged, are officers of one or more of the affiliated HEI companies.

  There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO.

  The list of current directors of HECO is incorporated herein by reference to page 33 of HECO's 1993 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13(b). Information on the business experience and directorships of directors of HECO who are also directors of HEI is incorporated herein by reference to pages 3 through 5 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22.

  Mildred D. Kosaki, age 69, and Paul C. Yuen, age 65, as of March 10, 1994, are the only outside directors of HECO who are not directors of HEI. Mrs. Kosaki has been a Director of HECO from 1973 to the present. She resigned from the HEI Board in 1987. She was also a Director of the International Pacific University from 1989 to 1991 and a Director on the Board of The Honolulu Advertiser from 1983 to 1989. She is a specialist in education research. Dr. Yuen, who was elected a Director of HECO in April 1993, is Senior Vice President for the University of Hawaii and Executive Vice Chancellor for the University of Hawaii-Manoa. In the past five years, he has had various administrative positions at the University of Hawaii-Manoa. He also serves on the Boards of Cyanotech Corporation, the Pacific International Center for High Technology Research and Hawaii Cultured Pearls, Inc. Information on Mr. Oyer's business experience and directorship is indicated above.

  The information required under this item by Item 405 of Regulation S-K is incorporated by reference to page 9 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22.

ITEM 11.  EXECUTIVE COMPENSATION

HEI:

  The information required under this item for HEI is incorporated by reference to pages 6 to 7 and 9 to 22 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22.

HECO:

  The following tables set forth the information required for the chief executive officer of HECO and the four other most highly compensated HECO executive officers serving at the end of 1993. All executive compensation amounts presented for Harwood D. Williamson are duplicative of the amounts presented in HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22.

SUMMARY COMPENSATION TABLE

  The following is the summary compensation table which sets forth the annual and long-term compensation of the chief executive officer of HECO and the four other most highly compensated executive officers of HECO serving at the end of 1993.

                           SUMMARY COMPENSATION TABLE



                                                                                 Long-Term
                                      Annual Compensation                      Compensation
                            -----------------------------------------     -----------------------
                                                                            Awards        Payouts
                                                            Other         ----------      -------        All
                                                            Annual        Securities                    Other
                                                            Compen-       Underlying      LTIP         Compen-
 Name and Principal                  Salary      Bonus      sation         Options        Payouts      sation
      Position             Year     ($) (1)     ($) (2)     ($) (3)        (#) (4)       ($) (5)       ($) (6)
- -------------------------------    ---------   ---------   ----------     ----------    ---------     ---------
Harwood D. Williamson..... 1993     $341,333   $     --      $68,544          8,000     $     --       $18,843
President and CEO          1992      316,666     37,288       62,750         48,000           --            --
                           1991      264,669         --                       8,000       55,951


T. Michael May(7)......... 1993      191,000         --           --          4,000           --         4,796
Senior Vice President      1992      168,336     29,100           --             --           --        78,577


Paul A. Oyer.............. 1993      175,100         --       10,806          3,000           --         6,339
Financial Vice President   1992      166,031     21,373        9,790             --           --            --
 and Treasurer             1991      152,002         --                       3,000       19,843

David M. Rodrigues........ 1993      134,833         --           --          3,000           --         6,864
Vice President-Corporate   1992      126,833     21,373           --             --           --            --
  Excellence               1991      114,664         --                       3,000           --

George Iwahiro............ 1993      133,833         --           --          2,000           --         6,548
Vice President-Engineering 1992      127,169     17,762           --             --           --            --
                           1991      120,164         --                       2,000           --


(1) Includes directors' fees of $28,000 in 1993 and $25,000 in 1992 for Mr. Williamson and directors' fees of $5,600 in 1993 and $4,700 in 1992 for Mr. Oyer.
(2) The named executive officers are eligible for an incentive award under the Company's annual Executive Incentive Compensation Plan (EICP). A decision on EICP bonus payouts is made at the beginning of each year for the previous year's performance period.
(3) Covers interest earned on deferred compensation and includes above-market earnings in the amount of $63,467 for 1993 and $57,498 for 1992 on deferred annual and Long-Term Incentive Plan (LTIP) payouts for Mr. Williamson. Also includes above-market earnings in the amount of $10,806 for 1993 and $9,790 for 1992 on deferred annual payouts for Mr. Oyer.
(4) Includes a special one-time, premium-priced grant of 40,000 shares without dividend equivalents for Mr. Williamson in 1992. Other options granted in each of the three years for Mr. Williamson included dividend equivalents. For each of the other named executive officers, options granted in 1993 and 1991 did not include dividend equivalents.
(5) LTIP payouts are determined in April each year for the three-year cycle ending on December 31 of the previous calendar year. In 1993, only Mr. Williamson was eligible to receive a LTIP payout; however, no LTIP payout was received for the 1990-1992 performance cycle because none of the minimum earnings threshold levels were achieved. The determination of whether there will be a payout for Mr. Williamson under the 1991-1993 LTIP will not be made until April 1994.
(6) Represents amounts accrued by the Company in 1993 for certain death benefits provided to the named executive officers. In 1992 and 1991, the Company did not accrue for these benefits. Additional information is incorporated by reference to page 19 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22. Covers reimbursement of moving expenses for Mr. May in 1992.
(7)   Mr. May joined HECO as the Senior Vice President on February 1, 1992.

OPTION GRANTS IN LAST FISCAL YEAR

  The following table shows the HEI stock options which were granted in 1993 to the executives named in the HECO Summary Compensation Table, all of which are nonqualified stock options. The practice of granting stock options, which may include dividend equivalent shares, has been followed each year since 1987.


                              Number of
                              Securities     Percent of
                              Underlying    Total Options
                               Options       Granted to       Exercise                          Grant Date
                               Granted      Employees in       Price         Expiration           Present
                                (#) (1)      Fiscal Year     ($/share)          Date           Value ($) (2)
                             -----------   --------------    ---------     --------------      -------------


Harwood D.  Williamson.....     8,000             7%          $38.27       April 12, 2003        $77,280

T. Michael May.............     4,000             3            38.27       April 12, 2003         20,120

Paul A. Oyer...............     3,000             2            38.27       April 12, 2003         15,090

David M. Rodrigues.........     3,000             2            38.27       April 12, 2003         15,090

George Iwahiro.............     2,000             2            38.27       April 12, 2003         10,060



(1) For the 20,000 option shares granted with an exercise price of $38.27 per share, additional dividend equivalent shares are granted to Mr. Williamson at no additional cost throughout the four-year vesting period (vesting in equal installments) which begins on the date of grant. Dividend equivalents are computed, as of each dividend record date, both with respect to the number of shares under the option and with respect to the number of dividend equivalent shares previously credited to the participant and not issued during the period prior to the dividend record date. Accelerated vesting is provided in the event a Change-in-Control occurs. No stock appreciation rights have been granted under the Company's current benefit plans.

(2) Based on a Binomial Option Pricing Model which is a variation of the Black-Scholes Option Pricing Model. For the stock options granted with a 10-year option period, an exercise price of $38.27, and with additional dividend equivalent shares granted for the first four years of the option, the Binomial Value is $9.66 per share. The following assumptions were used in the model: Stock Price: $38.27; Exercise Price: $38.27; Term: 10 years;
     Volatility: .55; Interest Rate: 6.0%; and Dividend Rate: 6.4%. The following were the valuation results: Binomial Option Value: $5.03; Dividend Credit Value: $4.63; and Total Value: $9.66.

AGGREGATED OPTION EXERCISES AND FISCAL YEAREND OPTION VALUE TABLE

  The following table shows the HEI stock options, including dividend equivalents, exercised in 1993 by the named executive officers in the HECO Summary Compensation Table. Also shown is the number and value of unexercised options and dividend equivalents at the end of 1993. Under the Stock Option and Incentive Plan, dividend equivalents were granted to Mr. Williamson as part of the stock option award, except for the one-time, premium-priced grant in May 1992. For each of the other named executive officers, options granted in 1993 and 1991 did not include dividend equivalents.

  Dividend equivalents permit a participant who exercises a stock option to obtain at no additional cost, in addition to the option shares, the amount of dividends declared on the number of shares of common stock with respect to which the option is exercised during the period between the grant and the exercise of the option. Dividend equivalents are computed, as of each dividend record date throughout the four-year vesting period (vesting in equal installments), which begins on date of grant, both with respect to the number of shares underlying the option and with respect to the number of dividend equivalent shares previously credited to the executive officer and not issued during the period prior to the dividend record date.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAREND OPTION VALUES

                                                                                                                 Value of
                                                                                                               Unexercised
                                                                                            Number of          In the Money
                                                                                           Unexercised            Options
                                                                                             Options            (Including
                                                                                           (Including            Dividend
                                                                                             Dividend           Equivalents)
                                          Dividend                                          Equivalents)         at Fiscal
                           Shares        Equivalents                      Value          at Fiscal Yearend       Yearend (1)
                          Acquired        Acquired        Value         Realized on      -----------------    ----------------
                             on              on          Realized on     Divideds           Exercisable/        Exercisable/
                        Exercise(#)      Exercise(#)     Options($)    Equivalents($)     Unexercisable(#)    Unexercisable($)
                        -----------      -----------     ----------    --------------     ----------------    ----------------

Harwood D. Williamson. .    --              --            $   --        $    --             58,117/21,379      $117,711/38,916

T. Michael May . . . . .    --              --                --             --                 -- /4,000                --/--

Paul A. Oyer . . . . . .   542             158             2,846          6,024               4,678/4,500         37,937/4,733

David M. Rodrigues . . .    --              --                --             --               1,500/4,500          4,733/4,733

George Iwahiro . . . . . 1,000             --             3,470             --                  --/3,000             --/3,155


(1) Includes dividend equivalents of $79,916 exercisable and $26,296 unexercisable for Mr. Williamson and dividend equivalents of $25,830 exercisable for Mr. Oyer. All options were in the money (where the option price is less than the closing price on December 31, 1993) except the 1990 stock option grant at $36.01 per share, the 1992 stock option grant at $35.94 per share, and the 1993 stock option grant at $38.27 per share and the 1992 premium-priced grant at $41.00 per share. Value based on closing price of $35.875 per share on the New York Stock Exchange on December 31, 1993.

LONG-TERM INCENTIVE PLAN AWARDS TABLE

  A Long-Term Incentive Plan award was made to one of the named executive officers in the HECO Summary Compensation Table, Mr. Williamson. Additional information required under this item is incorporated by reference to page 13 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22.

PENSION PLAN

  The Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (the Retirement Plan) provides a monthly retirement pension for life. Additional information required under this item is incorporated by reference to pages 14 to 15 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22. As of December 31, 1993, the named executive officers in the HECO Summary Compensation Table had the following number of years of credited service under the Retirement Plan: Mr. Williamson, 37 years; Mr. May, 1 year; Mr. Oyer, 27 years; Mr. Rodrigues, 23 years; and Mr. Iwahiro, 34 years.

CHANGE-IN-CONTROL AGREEMENT

  Messrs. Williamson and May are the only named executive officers in the HECO Summary Compensation Table in which HEI has entered into a Change-in-Control Agreement. Additional information required under this item is incorporated by reference to page 15 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22.

  Based on W-2 earnings for the five most recent years (1989-1993) or the portion of such period during which the executive performed personal service for HEI and its subsidiaries, the lump sum severance would be as follows: Mr. Williamson - $1,035,551 and Mr. May - $869,890.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

INTRODUCTION

  Decisions on executive compensation for the named executive officers are made by the Compensation Committee of the HEI Board of Directors which is composed of six independent nonemployee directors. All decisions by the Compensation Committee are reviewed by the full HEI Board except for decisions about HEI's stock based plans, which must be made solely by the Committee in order to satisfy Securities Exchange Act Rule 16b-3.

  The Committee has retained the services of an independent compensation consulting firm to assist in executive compensation matters.

  Except for specific compensation decisions regarding Mr. Williamson which are discussed below, additional information required under this item is incorporated by reference to pages 16 through 19 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22.

BASE SALARY

  Mr. Williamson's base salary is determined based on the recommendation of Robert F. Clarke, President and Chief Executive Officer of HEI and Chairman of the Board of HECO, within the recommended salary range and the Committee's approval. Mr. Clarke's recommendation is based on an overall evaluation of Mr. Williamson's performance during the preceding year. This evaluation is subjective in nature and takes into account all aspects of Mr. Williamson's responsibilities at the discretion of Mr. Clarke. Mr. Williamson's base salary was raised from an annual rate of $300,000 to an annual rate of $320,000, effective May 1, 1993. This action by the Committee was subsequently ratified by the HECO Board of Directors.

STOCK OPTIONS

  The 1993 stock option award to Mr. Williamson of 8,000 shares of HEI Common Stock plus dividend equivalents was based on the consultant's recommendation and the independent evaluation of an appropriate award level by Mr. Clarke and the HEI Compensation Committee. In this evaluation, the Committee took into account prior awards to Mr. Williamson and an overall subjective evaluation of Mr. Williamson's job performance.

HECO BOARD OF DIRECTORS
COMMITTEES OF THE HECO BOARD

  The Board of Directors of HECO has only one standing committee, the Audit Committee, which is comprised of three nonemployee directors: Ben F. Kaito, Chairman, and Mildred D. Kosaki and Diane J. Plotts. In 1993, the Audit Committee held four meetings to review with management, the internal auditor and HECO's independent auditors the activities of the internal auditor, the results of the annual audit by the independent auditor and the financial statements which are included in HECO's 1992 Annual Report to Stockholder. The Audit Committee holds such meetings as it deems advisable to review the financial operations of HECO.

REMUNERATION OF THE HECO DIRECTORS AND ATTENDANCE AT MEETINGS

  In 1993, William G. Foster (who passed away in October 1993), Mildred
D. Kosaki and Paul C. Yuen were the only nonemployee directors of HECO who were not also directors of HEI. They were paid a retainer of $12,000, one-half of which was distributed in the common stock of HEI pursuant to the HEI Nonemployee Director Stock Plan and one-half of which was distributed in cash. The number of shares of stock distributed was based on a price of $38.27 per share, which is equal to the average of the daily high and low sales prices of HEI common stock for all trading days in March 1993, divided into $6,000, with a cash payment made in lieu of any fractional share. In addition, a fee of $700 was paid in cash to each director for each Board and Committee meeting attended by the director. The Chairman of the Audit Committee was paid an additional $100 for each Committee meeting attended.

  In 1993, there were six regular bi-monthly meetings and one special meeting of the Board of Directors. All incumbent directors, except William G. Foster, attended at least 75% of the total number of meetings of the Board and Committee on which they served.

  HECO participates in the Nonemployee Director Retirement Plan described on page 7 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

HEI:

  The information required under this item is incorporated by reference to pages 8 and 9 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI
Exhibit 22.

HECO:

  HEI owns all of the common stock of HECO, which is HECO's only class of voting securities. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

  The following table shows the shares of HEI common stock beneficially owned by each HECO director, named HECO executive officers as listed in the Summary Compensation Table on page 57 and by HECO directors and officers as a group, as of February 10, 1994, based on information furnished by the respective individuals.


Name of Individual or            Title of          Amount and Nature of
Group                             Class            Beneficial Ownership
- -----------------------------------------------------------------------------

Directors                                                         Total
- -----------                                                       -----
Mildred D. Kosaki                Common            1,308(2)       1,308

Paul A. Oyer*                    Common            2,163(1)
                                                   4,678(4)       6,841

Paul C. Yuen                     Common              456(2)         456

Named executive officers
- ------------------------
T. Michael May                   Common              514(2)         514

George T. Iwahiro                Common            5,586(1)
                                                     144(2)       5,730

David M. Rodrigues               Common            2,187(1)
                                                     394(2)
                                                   1,500(4)       4,081

Common Stock Beneficially                         18,523(1)
Owned by Directors and Officers                    6,411(2)
as a Group (13 persons**)                             83(3)
                                                   8,553(4)      33,570***

* Also a named executive officer listed in the Summary Compensation Table on page 57.

** Excludes HECO directors Messrs. Clarke, Henderson, Kaito, and Williamson and Ms. Plotts, who also serve on the HEI Board of Directors. The information required is incorporated by reference to pages 8 and 9 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22. Messrs. Clarke and Williamson are also named executive officers listed in the Summary Compensation Table on page 10 of the above-referenced Definitive Proxy Statement of HEI.

***The number of shares of common stock beneficially owned by any HECO director or by all HECO directors and officers as a group does not exceed 1% of the outstanding common stock of HEI.

(1)  Sole voting and investment power.

(2) Shared voting and investment power (shares registered in name of respective individual and spouse).

(3) Shares owned by spouse, children or other relatives sharing the home of the director or an officer in the group and in which personal interest of the director or officer is disclaimed.

(4) Stock options exercisable within 60 days after February 10, 1994, under the 1987 Stock Option and Incentive Plan, as amended. Shares for Mr. Oyer include accompanying dividend equivalents (720 shares) for stock options awarded in 1988 only.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEI:

  The information required under this item is incorporated by reference to pages 21 to 23 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 19, 1994, and filed herein as HEI Exhibit 22.

HECO:

  As of December 31, 1992, T. Michael May, Senior Vice President of HECO, was indebted to HECO in the amount of $290,000 by reason of loans made to him by HECO in 1992 for relocation purposes. The noninterest-bearing notes were due in 1993. In 1993, $110,000 of Mr. May's indebtedness was paid and the remaining $180,000 was converted to a 15-year note bearing interest at 6.28%. The note is due in 2008 or upon demand, if Mr. May ceases to be employed by HECO, and is secured by a second mortgage on real estate. As of December 31, 1993, Mr. May was indebted to HECO in the amount of $180,000.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

  The following financial statements contained in HEI's 1993 Annual Report to Stockholders and HECO's 1993 Annual Report to Stockholder, portions of which are filed by HEI as Exhibit 13(a) and, portions of which are filed by HECO as
Exhibit 13(b), respectively, are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                             1993 Annual Report to
                                               Stockholder(s)
                                                (Page/s)
                                             -----------------------
                                                HEI         HECO
                                                ---         ----


     Independent Auditors' Reports .........     40          30

      Consolidated Statements of Income,
      Years Ended December 31, 1993, 1992
      and 1991 ..............................    41          10

      Consolidated Statements of Retained
      Earnings, Years Ended December 31,
      1993, 1992 and 1991 ...................    41          10

      Consolidated Balance Sheets,
      December 31, 1993 and 1992 ............    42          11

      Consolidated Statements of
      Capitalization, December 31, 1993 and
      1992 ..................................   N/A       12-13

      Consolidated Statements of Cash Flows,
      Years Ended December 31, 1993, 1992
      and 1991 ..............................    43          14

      Notes to Consolidated Financial
      Statements ............................ 44-69       16-29

(a)(2)    FINANCIAL STATEMENT SCHEDULES

  The following financial statement schedules for HEI and HECO are included in this Report on the pages indicated below:

                                                              Page/s in
                                                              Form 10-K
                                                           ----------------
                                                            HEI      HECO
                                                           -----    ------
Independent auditors' report .........................      66        67

Schedule I     Marketable securities--other
               investments, December 31, 1993.........      68        N/A

Schedule  II   Amounts receivable from related parties
               and underwriters, promoters and
               employees other than related parties,
               December 31, 1993, 1992 and 1991.......     69-71     69-70

Schedule III   Condensed financial information of
               registrant, Hawaiian Electric
               Industries, Inc. (Parent Company) as
               of December 31, 1993 and 1992 and
               years ended December 31, 1993, 1992,
               and 1991 ..............................     72-74       N/A

Schedule V     Property, plant and equipment, year
               ended December 31, 1993................      75         77

Schedule  V    Property, plant and equipment, December
               31, 1992 and 1991......................      76         N/A

Schedule  V    Property, plant and equipment, year
               ended December 31, 1992................      N/A        78

Schedule V     Property, plant and equipment,
               December 31, 1991 .....................      N/A        79

Schedule VI    Accumulated depreciation, depletion and
               amortization of property, plant and
               equipment, years ended December 31, 1993,
               1992 and 1991 .........................     80-82     80-82

Schedule VIII  Valuation and qualifying accounts,
               years ended December 31, 1993, 1992
               and 1991...............................      83         83

Schedule  IX   Short-term borrowings, years ended
               December 31, 1993, 1992 and 1991 ......      84         85

Schedule  X    Supplementary income statement
               information, years ended December 31,
               1993, 1992 and 1991 ...................      86         86


  Certain Schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes included in HEI's 1993 Annual Report to Stockholders and HECO's 1993 Annual Report to Stockholder, which financial statements are incorporated herein by reference.

(a)(3)  EXHIBITS

  Exhibits for HEI and HECO and their subsidiaries are listed in the "Index to Exhibits" found on pages 87 through 94 of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings "HEI" and "HECO," respectively, except that the exhibits listed under "HECO" are also considered exhibits for HEI.

(b)  REPORTS ON FORM 8-K

HEI AND HECO:

  During the fourth quarter of 1993, HEI and HECO filed three Current Reports, Forms 8-K, with the SEC. In the Form 8-K dated October 5, 1993, HEI and HECO filed information under Item 5 regarding HECO and its subsidiaries kilowatthour sales forecast, PTI's report on HECO's power outage, and income taxes. In the Form 8-K dated November 17, 1993, HEI and HECO filed information under Item 5 regarding the HELCO rate case filed in November 1993, MECO rate case filed in November 1991, HECO's comments on PTI's report on HECO's power outage, HELCO and MECO transportation of heavy fuel oil, liquidity and capital resources-electric utility, Kalaeloa Partners, L.P. and AES Barbers Point, Inc. and discontinued operations-insurance companies. In the Form 8-K dated December 27, 1993, HEI and HECO filed information under Item 5 regarding HECO filing its 1995 rate case.

(KPMG Peat Marwick Letterhead)



                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
     and Shareholders
Hawaiian Electric Industries, Inc.:

Under date of February 11, 1994, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 15 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. Additionally, as discussed in note 18 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.




/s/ KPMG Peat Marwick

Honolulu, Hawaii
February 11, 1994

[KPMG Peat Marwick letterhead]

The Board of Directors
    and Shareholder
Hawaiian Electric Company, Inc.:

Under date of February 11, 1994, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholder. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 7 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. Additionally, as discussed in note 10 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.




/s/ KPMG Peat Marwick

Honolulu, Hawaii
February 11, 1994

                           Hawaiian Electric Industries, Inc.
               SCHEDULE I --  MARKETABLE SECURITIES - OTHER INVESTMENTS
                                  December 31, 1993


========================================================================================================
            Col. A                    Col. B         Col. C            Col. D                Col. E
- --------------------------------------------------------------------------------------------------------
                                                                                            Amount at
                                                                                            which each
                                                                                            portfolio
                                       Number                                               of equity
                                     of shares                                              security
                                     or units-                          Market             issues and
                                     principal                         value of            each other
                                      amount                             each            security issue
                                       of               Cost           issue at              carried
                                      bonds              of            balance               in the
Name of issuer and title of            and              each            sheet                balance
        each issue                    notes            issue*           date                 sheet
- --------------------------------------------------------------------------------------------------------
(dollars in thousands)
MARKETABLE SECURTIES
ASB
Stock in Federal Home Loan Bank
  of Seattle......................    232,034          $ 23,203         $ 23,203             $ 23,203

Other securities held for
  trading.........................   $ 44,049            45,396           45,396               45,396

Mortgage-backed securities **
  Federal Home Loan Mortgage
    Corporation...................   $118,469           117,803          125,827              117,803
  Private-issue mortgage-backed
    securities....................   $461,778           465,373          468,272              465,373
  Other...........................   $ 46,575            46,980           47,671               46,980
                                                       --------         --------             --------
                                                        630,156          641,770              630,156
                                                       --------         --------             --------
  TOTAL MARKETABLE SECURITIES.....                     $698,755         $710,369             $698,755
                                                       ========         ========             ========


OTHER INVESTMENTS

HEIIC
  Common stock....................          9           $ 5,000              ***             $  5,517
  Leveraged leases................        N/A            53,115              ***               53,115
                                                         ------                              --------
    Subtotal......................                       58,115                                58,632
                                                         ------                              --------
HEI, MPC and HTB
  Preferred stock - HECO
    (Series H)....................    100,000               808              ***                  808
  Real estate partnerships........        N/A            17,494              ***               17,494
  Other...........................        N/A               172              ***                  172
                                                        -------                              --------
    Subtotal......................                       18,474                                18,474
                                                        -------                              --------
  TOTAL OTHER INVESTMENTS.........                      $76,589                              $ 77,106
                                                        =======                              ========


* Represents cost of each issue, except for: ASB's other securities held for trading, which are stated at market, and mortgage-backed securities, which are stated at amortized cost; and MPC's investment in real estate partnerships, which are stated in accordance with the equity method of accounting.
**   Secured by residential property.
*** Not actively traded. Fair value considered to equal cost basis or amount at which security is carried in the balance sheet.

                      Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
             SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES
                  AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                          OTHER THAN RELATED PARTIES
                              December 31, 1993

================================================================================================================
       Col. A                          Col. B              Col. C        Col. D              Col. E
- ----------------------------------------------------------------------------------------------------------------
                                                                       Deductions
                                       Balance at                      ----------     Balance at end of Period
                                       beginning                         Amounts      ------------------------
   Name of debtor                      of period          Additions     collected      Current     Noncurrent
- ----------------------------------------------------------------------------------------------------------------
(in thousands)
Baldwin*Malama Joint Venture (a)(b)..    $1,347               $780        $2,127        $  --        $ --

HECO Executive Officer (c)...........       290                 --           290           --          --

HELCO Executive Officer (d)..........       120                 --            --           --         120
                                         -------             ------        ------       ------       -----

                                         $1,757               $780        $2,417        $  --        $120
                                         =======             ======       =======       ======       =====


(a) Two unsecured promissory notes payable. Interest rate is based on Bank of Hawaii's prime rate plus 2% for the first note and Bank of Hawaii's prime rate plus 0.75% for the second note.

(b) In May 1993, Baldwin*Malama (B*M) was reorganized as a limited partnership in which Malama Development Corp. (MDC) is the sole general partner and Baldwin Pacific Properties, Inc. (BPPI) is the sole limited partner. In conjunction with the dissolution of the B*M general partnership and formation of the limited partnership, MPC agreed to loan $1.6 million to BPPI and up to $15 million to the limited partnership, and beginning in May 1993, MDC consolidated the accounts of B*M. Previously, MDC accounted for its investment in B*M under the equity method. At December 31, 1993, the outstanding balances on MPC's loan to B*M was $10.6 million, which was eliminated in consolidation as an intercompany account. The interest rate is based on one-half of Bank of Hawaii's prime plus 8.5%. The loan matures in May 1995 and is secured by security interest in real property, option to purchase land, and assignments of BPPI and MDC's partnership interests.

(c) Two unsecured noninterest-bearing notes payable from T. Michael May, Senior Vice President of Hawaiian Electric Company, Inc. (HECO), due and collected in 1993.

(d) Unsecured noninterest-bearing note payable from Warren H. W. Lee, President of Hawaii Electric Light Co., Inc. (HELCO), which note was extended and is currently due in 1995 or upon demand, if he ceases to be employed by HELCO.

                      Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
            SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                          OTHER THAN RELATED PARTIES
                               December 31, 1992

================================================================================================================
       Col. A                          Col. B              Col. C        Col. D              Col. E
- ----------------------------------------------------------------------------------------------------------------
                                                                       Deductions
                                       Balance at                      ----------     Balance at end of period
                                       beginning                         Amounts      ------------------------
   Name of debtor                      of period          Additions     collected      Current     Noncurrent
- ----------------------------------------------------------------------------------------------------------------
(in thousands)
Ainalani Associates (a)..............  $20,101             $   397        $20,498         $   --       $   --

Baldwin*Malama Joint Venture (b).....      302               1,395            350          1,347           --

HECO Executive Officer (c) ..........       --                 290             --            290           --

HELCO Executive Officer (d) .........       --                 120             --            120           --
                                       -------             -------        -------         ------       ------

                                       $20,403             $ 2,202        $20,848         $1,757       $   --
                                       =======             =======        =======         ======       ======

(a) On August 17, 1992, Malama Mohala Corp. (MMO), a wholly owned subsidiary of Malama Pacific Corp. (MPC), acquired MDT BF Limited Partnership's
     (MDT) 50% interest in Ainalani Associates (Ainalani), a joint venture between MMO and MDT. Prior to the acquisition of MDT's interest in Ainalani, MMO accounted for its investment in Ainalani under the equity method. Subsequent to the acquisition, MMO consolidated all of Ainalani's assets and liabilities. Consequently, $19,497,000 of accounts receivable from Ainalani was eliminated as a result of the acquisition. Thus, only $1,001,000 of cash was actually collected.

(b) Two unsecured promissory notes payable, due December 31, 1992, extension of maturity dates are being arranged. Interest rate is based on Bank of Hawaii's prime rate plus 2% for the first note and Bank of Hawaii's prime rate plus 0.75% for the second note.

(c) Two unsecured noninterest-bearing notes payable from T. Michael May, Senior Vice President of Hawaiian Electric Company, Inc. (HECO), due in 1993 or upon demand, if he ceases to be employed by HECO.

(d) Unsecured noninterest-bearing note payable from Warren H. W. Lee, President of Hawaii Electric Light Co., Inc. (HELCO), due in 1993 or upon demand, if he ceases to be employed by HELCO.

                      Hawaiian Electric Industries, Inc.
             SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES
                  AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                          OTHER THAN RELATED PARTIES
                              December 31, 1991

================================================================================================================
       Col. A                          Col. B              Col. C        Col. D              Col. E
- ----------------------------------------------------------------------------------------------------------------
                                                                   Deductions
                                       Balance at                  -----------    Balance at end of period
                                       beginning                     Amounts      -------------------------
   Name of debtor                      of period      Additions     collected      Current     Noncurrent
- ----------------------------------------------------------------------------------------------------------------
(in thousands)
Ainalani Associates ...............    $20,403        $7,803        $8,105          $5,133(a)   $14,968(b)

Sunrise Estates Joint Venture .....        100           193           293              --          --

Baldwin*Malama Joint Venture (c) ..         --           368            66             302          --

Makakilo Cliffs Joint Venture ......       827           226         1,053              --          --
                                      --------        ------        ------          ------      -------

                                       $21,330        $8,590        $9,517          $5,435      $14,968
                                       =======        ======        =======         ======      =======


(a) Promissory note payable, due July 1992 with an option to extend to July 1993. Interest rate is based on Bank of Hawaii's prime rate plus 3.5%. Promissory note is secured by real estate, the joint venture's interest in a partnership and contract rights.

(b) Promissory note payable, due in 1995, except certain events may trigger earlier partial repayment. Interest rate is based on Bank of Hawaii's prime rate plus 2%. Promissory note is secured by real estate, the joint venture's interest in a partnership and contract rights.

(c) Unsecured promissory note payable, due December 1992. Interest rate is based on Bank of Hawaii's prime rate plus 2%.

                       Hawaiian Electric Industries, Inc.
        SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                                 BALANCE SHEETS

                                                     December 31,
                                                ----------------------
(in thousands)                                     1993        1992
- ----------------------------------------------------------------------
ASSETS
Cash and equivalents.......................... $ 32,383      $  5,999
Short-term notes receivable from subsidiaries.   28,455        37,211
Accounts receivable...........................   12,559         3,239
Other investments.............................      809           809
Property, plant and equipment, net............    2,874         3,250
Other assets..................................    2,191        24,618
Investment in wholly owned subsidiaries,
  at equity...................................  825,066       734,508
                                               --------      --------
                                               $904,337      $809,634
                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.............................. $ 14,741        28,138
Short-term borrowings.........................     --          36,185
Long-term debt, net...........................  200,500       186,000
Deferred income taxes.........................    5,106         3,692
Unamortized tax credits.......................       36            39
Other.........................................   40,926         7,839
                                               --------      --------
                                                261,309       261,893
                                               --------      --------
Stockholders' equity
Common stock..................................  514,710       409,257
Retained earnings.............................  128,318       138,484
                                               --------      --------
                                                643,028       547,741
                                               --------      --------
                                               $904,337      $809,634
                                               ========      ========
Note to Balance Sheets

Long-term debt, net, consisted of the
  following:

Promissory notes, 6.3% - 7.6%, due in
 variuos years through 2003..................  $113,000      $ 76,000
Promissory notes, 8.2% - 9.9%, due in
 various years through 2011..................    87,500       108,500
Promissory note, 5.3%, due 1993..............        --         1,500
                                               --------      --------
                                               $200,500      $186,000
                                               ========      ========


As of December 31, 1993, HEI guaranteed debt of its subsidiaries and affiliates amounting to $13 million. In addition, in connection with the acquisition of HIG, HEI has agreed to indemnify HIG with respect to 1985 and 1986 claims that exceed an aggregate of $10.8 million up to $12.8 million and 50% of the claims that exceed an aggregate of $12.8 million up to $13.8 million. HEIDI has made a provision for the estimated liability related to these claims. Pursuant to the settlement agreement with the Rehabilitator of HIG entered into in early 1994, which agreement is subject to court approval, HEI will be relieved of all obligations with respect to the indemnification of HIG.

The aggregate payments of principal required on long-term debt subsequent to December 31, 1993 are $26 million in 1994, $1 million in 1995, $37 million in 1996, $51 million in 1997, $21 million in 1998 and $65 million thereafter.

                       Hawaiian Electric Industries, Inc.
   SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                             STATEMENTS OF INCOME



                                                             Years ended December 31,
                                                -------------------------------------------
(in thousands)                                          1993          1992           1991
- -------------------------------------------------------------------------------------------
REVENUES..........................................    $ 3,353       $ 1,884        $ 3,491

Equity in income from continuing
  operations of subsidiaries......................     74,764        68,156         58,409
                                                      --------      --------      ---------
                                                       78,117        70,040         61,900
                                                      --------      --------      ---------
EXPENSES:

Operating, administrative and general.............      6,897         1,637            573

Taxes, other than income taxes....................        226           193            196

Depreciation and amortization of property,
  plant and equipment.............................        569           660            383
                                                      --------     ---------      ---------
                                                        7,692         2,490          1,152
                                                      --------     ---------      ---------
                                                       70,425        67,550         60,748

Interest expense..................................     18,355        12,641          9,943
                                                      --------     ---------      ---------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX BENEFIT........................     52,070        54,909         50,805

Income tax benefit................................      9,614         6,806          4,815
                                                      --------     ---------      ---------
Income from continuing operations.................     61,684        61,715         55,620
Loss from discontinued operations.................    (13,025)      (73,297)          (794)
                                                      --------     ---------      ---------
NET INCOME (LOSS).................................    $48,659      $(11,582)       $54,826
                                                      ========     =========      =========

                       Hawaiian Electric Industries, Inc.
  SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                       Years ended December 31,
                                                          ----------------------------------------------
(in thousands)                                                  1993          1992           1991
- --------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations............................   $61,684       $61,715        $55,620
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
  Equity in income from continuing operations of subsidiaries   (74,764)      (68,156)       (58,409)
  Common stock dividends received from subsidiaries...........   53,305        33,884         36,873
  Depreciation and amortization of property, plant and
    equipment.................................................      569           660            383
  Other amortization..........................................      294           282            238
  Deferred income taxes and tax credits, net..................      232           825          3,144
  Changes in assets and liabilities
     Decrease (increase) in accounts receivable...............   (9,320)       (1,787)            92
     Increase (decrease) in accounts payable..................  (13,397)       25,268          1,292
     Changes in other assets and liabilities..................   39,783       (15,447)        (4,475)
                                                               --------       -------        -------
                                                                 58,386        37,244         34,758
Cash flows from discontinued operations ......................   (2,525)          --             750
                                                               --------       -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................   55,861        37,244         35,508
                                                               --------       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in short-term notes receivable from
  subsidiaries................................................    8,756         1,024         (4,590)
Capital expenditures..........................................     (193)         (535)        (2,912)
Additional investments in subsidiaries........................  (65,000)      (56,967)       (61,000)
Other.........................................................       50          --               16
                                                               --------       -------        -------
                                                                (56,387)      (56,478)       (68,486)

Net investment in discontinued operations.....................      --        (24,751)        (6,750)
                                                               --------       -------        -------
NET CASH USED IN INVESTING ACTIVITIES.........................  (56,387)      (81,229)       (75,236)
                                                               --------       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in short-term borrowings with original maturities
 of three months or less......................................     (185)      (15,463)       (42,935)
Proceeds from other short-term borrowings.....................      --         36,000            --
Repayment of other short-term borrowings......................  (36,000)          --             --
Proceeds from issuance of long-term debt......................   37,000        50,000         85,000
Repayment of long-term debt...................................  (22,500)          --         (17,000)
Net proceeds from issuance of common stock....................   88,658        18,248         51,415
Common stock dividends........................................  (42,012)      (39,214)       (36,877)
Other.........................................................    1,949           413            125
                                                               --------       -------        -------
NET CASH PROVIDED BY FINANCING ACTIVITIES.....................   26,910        49,984         39,728
                                                               --------       -------        -------
Net increase in cash and equivalents..........................   26,384         5,999            --
Cash and equivalents, beginning of year.......................    5,999           --             --
                                                               --------       -------        -------
CASH AND EQUIVALENTS, END OF YEAR............................. $ 32,383       $ 5,999        $   --
                                                               ========       =======        =======


Supplemental disclosures of noncash activities:

     In December 1992, the Board of Directors of HEI adopted a resolution which converted $9.5 million of long-term debt of HERS to equity. HEI assumed the $9.5 million of HERS' long-term debt in a noncash transaction.

     Common stock dividends reinvested by stockholders in HEI common stock in noncash transactions amounted to $17 million in 1993, $15 million in 1992 and $14 million in 1991.

                       Hawaiian Electric Industries, Inc.
                  SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                          Year ended December 31, 1993



=============================================================================================================
      Col. A                           Col. B         Col. C         Col. D         Col. E         Col. F
- -------------------------------------------------------------------------------------------------------------
                                                                                     Other
                                                                                    changes,
                                      Balance at                                      net         Balance at
                                     beginning of   Additions       Retire-           add           end of
(in thousands)                         period       at Cost(a)      ments         (deduct)(b)       period
- -------------------------------------------------------------------------------------------------------------
HAWAIIAN ELECTRIC COMPANY,
 INC. AND SUBSIDIARIES

ELECTRIC PLANT IN SERVICE
  Land............................  $   23,256      $    289        $   776         $  (167)    $   22,602
  Production......................     543,212        58,292            277              (1)       601,226
  Transmission and distribution...   1,100,144       113,843          5,330          23,164 (c)  1,231,821
  General.........................      98,361        18,573          1,633            (161)       115,140
                                    ----------      --------        -------         --------    ----------
                                     1,764,973       190,997          8,016          22,835      1,970,789
  Plant acquisition adjustment....         823          --              --              (52)           771
  Construction work in progress...     107,030        24,704            --           (5,391)       126,343
  Property held for future use....       4,578            53            --              --           4,631
                                    ----------      --------        -------         --------    ----------
                                     1,877,404       215,754          8,016          17,392      2,102,534

OTHER COMPANIES...................     125,508         7,741         13,875            (729)       118,645
                                    ----------      --------        -------         --------    ----------
TOTAL HAWAIIAN ELECTRIC
 INDUSTRIES, INC. AND
 SUBSIDIARIES.....................  $2,002,912      $223,495        $21,891         $16,663     $2,221,179
                                    ==========      ========        =======         ========    ==========

(a) Additions at cost include a $7.0 million allowance for equity funds used during construction and noncash contributions in aid of construction received in 1993 with an estimated fair value of $2.8 million.

(b)    Includes transfers, adjustments and other charges and credits.

(c) Includes the estimated fair value of noncash contributions in aid of construction of $23 million received in prior years, but recognized in 1993.

                                   Hawaiian Electric Industries, Inc.
                              SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                      December 31, 1992 and 1991

============================================================================
         Col. A                              Col. F(a)        Col. F(a)
- ----------------------------------------------------------------------------
                                             Balance at        Balance at
                                             December 31,    December 31,
(in thousands)                                  1992(b)         1991(c)
- ----------------------------------------------------------------------------
HAWAIIAN ELECTRIC COMPANY, INC. AND
  SUBSIDIARIES

   ELECTRIC PLANT IN SERVICE
     Land................................      $   23,256      $   24,071
     Production..........................         543,212         478,270
     Transmission and distribution.......       1,100,144         995,989
     General.............................          98,361          85,688
                                               ----------      ----------
                                                1,764,973       1,584,018
     Plant acquisition adjustment.......              823             910
     Construction work in progress......          107,030         114,974
     Property held for future use.......            4,578           1,316
                                               ----------      ----------
                                                1,877,404       1,701,218

OTHER COMPANIES.........................          125,508         118,563
                                               ----------      ----------
TOTAL HAWAIIAN ELECTRIC INDUSTRIES, INC.
  AND SUBSIDIARIES......................       $2,002,912      $1,819,781
                                               ==========      ==========

(a) Neither additions nor retirements in 1992 and 1991 amounted to more than 10% of the ending balance as of the end of each of those respective years.

(b) Additions at cost and retirements amounted to $197.4 million and $13.4 million, respectively, in 1992. The additions include a $6.8 million allowance for equity funds used during construction.

(c) Additions at cost and retirements amounted to $161.5 million and $6.9 million respectively, in 1991. The additions include a $4.0 million allowance for equity funds used during construction.

                       Hawaiian Electric Company, Inc.
                  SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                         Year ended December 31, 1993



=============================================================================================================
      Col. A                           Col. B         Col. C         Col. D         Col. E         Col. F
- -------------------------------------------------------------------------------------------------------------
                                                                                   Other
                                                                                   changes,
                                      Balance at                                    net           Balance at
                                      beginning     Additions       Retire-         add            end of
(in thousands)                        of period     at Cost(a)      ments         (deduct)(b)      period
- -------------------------------------------------------------------------------------------------------------



ELECTRIC PLANT IN SERVICE
  Land.............................  $   23,256     $    289        $   776         $  (167)     $   22,602
  Production.......................     543,212       58,292            277              (1)        601,226
  Transmission and distribution....   1,100,144      113,843          5,330          23,164(c)    1,231,821
  General..........................      98,361       18,573          1,633            (161)        115,140
                                     ----------     --------        -------         -------      ----------
                                      1,764,973      190,997          8,016          22,835       1,970,789
  Plant acquisition adjustment.....         823          --             --              (52)            771
  Construction work in progress....     107,030       24,704            --           (5,391)        126,343
  Property held for future use.....       4,578           53            --              --            4,631
                                     ----------     --------        -------         -------      ----------
                                     $1,877,404     $215,754        $ 8,016         $17,392      $2,102,534
                                     ==========     ========        =======         =======      ==========

(a) Additions at cost include a $7.0 million allowance for equity funds used during construction and noncash contributions in aid of construction received in 1993 with an estimated fair value of $2.8 million.

(b)    Includes transfers, adjustments and other charges and credits.

(c) Includes the estimated fair value of noncash contributions in aid of construction of $23 million received in prior years, but recognized in 1993.

                        Hawaiian Electric Company, Inc.
                 SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                          Year ended December 31, 1992



=============================================================================================================
      Col. A                           Col. B         Col. C         Col. D         Col. E         Col. F
- -------------------------------------------------------------------------------------------------------------
                                                                                     Other
                                                                                    changes,
                                      Balance at                                      net         Balance at
                                      beginning     Additions       Retire-           add           end of
(in thousands)                        of period     at Cost(a)      ments         (deduct)(b)       period
- -------------------------------------------------------------------------------------------------------------



ELECTRIC PLANT IN SERVICE
  Land.............................  $   24,071     $    131        $ 1,202           $ 256      $   23,256
  Production.......................     478,270       66,476          1,475             (59)        543,212
  Transmission and distribution....     995,989      111,048          6,659            (234)       1,100,144
  General..........................      85,688       14,701          1,951             (77)         98,361
                                     ----------     --------        -------         -------      ----------
                                      1,584,018      192,356         11,287            (114)      1,764,973
  Plant acquisition adjustment.....         910          --             --              (87)            823
  Construction work in progress....     114,974       (8,057)           --              113         107,030
  Property held for future use.....       1,316        4,024            --             (762)          4,578
                                     ----------     --------        -------         -------      ----------
                                     $1,701,218     $188,323        $11,287           $(850)     $1,877,404
                                     ==========     ========        =======         =======      ==========




(a) Additions at cost include a $6.8 million allowance for equity funds used during construction.

(b)    Includes transfers, adjustments and other charges and credits.

                        Hawaiian Electric Company, Inc.
                  SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                               December 31, 1991



================================================================
                    Col. A                         Col. F(a)
- ----------------------------------------------------------------
                                                  Balance at
                                                  December 31,
(in thousands)                                      1991(b)
- ----------------------------------------------------------------

ELECTRIC PLANT IN SERVICE
  Land.....................................      $   24,071
  Production...............................         478,270
  Transmission and distribution............         995,989
  General..................................          85,688
                                                 ----------
                                                  1,584,018
  Plant acquisition adjustment.............             910
  Construction work in progress............         114,974
  Property held for future use.............           1,316
                                                 ----------
                                                 $1,701,218
                                                 ==========

(a) Neither additions nor retirements in 1991 amounted to more than 10% of the ending balance as of December 31, 1991.

(b) Additions at cost and retirements amounted to $145.9 million and $4.9 million, respectively, in 1991. The additions include a $4.0 million allowance for equity funds used during construction.

                       Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
              SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                          Year ended December 31, 1993

=============================================================================================================
      Col. A                           Col. B         Col. C         Col. D         Col. E         Col. F
- -------------------------------------------------------------------------------------------------------------
                                                     Additions                       Other
                                      Balance at     charged to                     changes       Balance at
                                     beginning of    costs and     Retire-            add           end of
(in thousands)                         period        expenses       ments         (deduct)(a)       period
- -------------------------------------------------------------------------------------------------------------



HAWAIIAN ELECTRIC COMPANY,
 INC. AND SUBSIDIARIES

  ELECTRIC PLANT IN SERVICE
  Production........................  $224,726      $19,645         $   463         $   (71)     $243,837
  Transmission and distribution.....   324,010       44,357           5,348          (2,867)      360,152
  General...........................    36,430        5,140           1,632             145        40,083
                                      --------      -------         -------         -------      --------
                                       585,166       69,142           7,443          (2,793)      644,072
  Less--retirement work in progress.     2,135          --              --              707         2,842
                                      --------      -------         -------         -------      --------
                                       583,031       69,142           7,443          (3,500)      641,230
                                      --------      -------         -------         -------      --------
OTHER COMPANIES.....................    32,053        8,354           3,447             --         36,960
                                      --------      -------         -------         -------      --------
TOTAL HAWAIIAN ELECTRIC INDUSTRIES,
  INC. AND SUBSIDIARIES.............  $615,084      $77,496         $10,890         $(3,500)     $678,190
                                      ========      =======         =======         =======      ========


(a) Gross salvage on plant retired, cost of removal, transfers and adjustments.

                      Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
             SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                         Year ended December 31, 1992

=============================================================================================================
      Col. A                             Col. B        Col. C        Col. D         Col. E         Col. F
- -------------------------------------------------------------------------------------------------------------
                                                      Additions
                                                       charged                      Other
                                       Balance at     to costs                     changes        Balance at
                                      beginning of      and         Retire-          add            end of
(in thousands)                           period       expenses       ents         (deduct)(a)       period
- -------------------------------------------------------------------------------------------------------------

HAWAIIAN ELECTRIC COMPANY,
 INC. AND SUBSIDIARIES

  ELECTRIC PLANT IN SERVICE
  Production........................  $209,957      $16,625         $ 1,475         $  (381)     $224,726
  Transmission and distribution.....   295,078       38,566           6,659          (2,975)      324,010
  General...........................    33,665        4,646           1,951              70        36,430
                                      --------      -------         -------         -------      --------
                                       538,700       59,837          10,085          (3,286)      585,166
  Less--retirement work in progress.     2,148          --              --              (13)        2,135
                                      --------      -------         -------         -------      --------
                                       536,552       59,837          10,085          (3,273)      583,031
                                      --------      -------         -------         -------      --------
OTHER COMPANIES.....................    25,086        8,072           1,114               9        32,053
                                      --------      -------         -------         -------      --------
TOTAL HAWAIIAN ELECTRIC INDUSTRIES,
  INC. AND SUBSIDIARIES.............  $561,638      $67,909         $11,199         $(3,264)     $615,084
                                      ========      =======         =======         =======      ========




(a) Gross salvage on plant retired, cost of removal, transfers and adjustments.

                       Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
             SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                          Year ended December 31, 1991


=============================================================================================================
      Col. A                           Col. B         Col. C         Col. D         Col. E         Col. F
- -------------------------------------------------------------------------------------------------------------

                                                    Additions                     Other
                                      Balance at    charged to                   changes         Balance at
                                      beginning     costs and     Retire-          add             end of
(in thousands)                        of period     expenses      ments         (deduct)(a)       period
- -------------------------------------------------------------------------------------------------------------
HAWAIIAN ELECTRIC COMPANY, INC.
 AND SUBSIDIARIES

  ELECTRIC PLANT IN SERVICE
  Production........................  $194,527      $15,738         $   167         $  (141)     $209,957
  Transmission and distribution.....   266,352       34,348           3,415          (2,207)      295,078
  General...........................    30,535        4,355           1,289              64        33,665
                                      --------      -------         -------         -------      --------
                                       491,414       54,441           4,871          (2,284)      538,700
  Less--retirement work in progress.     1,457          --              --              691         2,148
                                      --------      -------         -------         -------      --------
                                       489,957       54,441           4,871          (2,975)      536,552
                                      --------      -------         -------         -------      --------
OTHER COMPANIES.....................    18,346        7,271             525              (6)       25,086
                                      --------      -------         -------         -------      --------
TOTAL HAWAIIAN ELECTRIC INDUSTRIES,
  INC. AND SUBSIDIARIES.............  $508,803      $61,712         $ 5,396         $(2,981)     $561,638
                                      ========      =======         =======         =======      ========




(a) Gross salvage on plant retired, cost of removal, transfers and adjustments.

                      Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
              SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1993, 1992 and 1991

=============================================================================================================
                                      Col. A          Col. B         Col. C         Col. D         Col. E
- -------------------------------------------------------------------------------------------------------------
                                                            Additions
                                                    ------------------------
                                                     Charged
                                      Balance       to costs
                                     at begin-        and            Charged                       Balance
                                      ning of        other             to                         at end of
(in thousands)                        period        expenses         accounts       Deductions     period
- -----------------------------------------------------------------------------------------------------------
         1993

Allowance for uncollectible
 accounts
 Hawaiian Electric Company, Inc.
  and subsidiaries................    $1,120         $1,521           $815           $2,099        $1,357
 Other companies..................       172            155              1              108           220
                                      ------         ------           ----           ------        ------
                                      $1,292         $1,676           $816(a)        $2,207(b)     $1,577
                                      ======         ======           ====           ======        ======
 Allowance for uncollectible
  interest (ASB)..................    $  482         $   --           $ --           $  141        $  341
                                      ======         ======           ====           ======        ======
 Allowance for losses for
  loans receivable (ASB)..........    $5,157         $  779           $ --           $  622(c)     $5,314
                                      ======         ======           ====           ======        ======
         1992

 Allowance for uncollectible
  accounts
  Hawaiian Electric Company, Inc.
   and subsidiaries...............    $1,032         $1,246           $820           $1,978        $1,120
  Other companies.................       214            104              2              148           172
                                      ------         ------           ----           ------        ------
                                      $1,246         $1,350           $822(a)        $2,126(b)     $1,292
                                      ======         ======           ====           ======        ======
 Allowance for uncollectible
  interest (ASB)..................    $   45         $  437           $ --           $   --        $  482
                                      ======         ======           ====           ======        ======
 Allowance for losses for loans
  receivable (ASB)................    $3,818         $1,494           $ --           $  155(c)     $5,157
                                      ======         ======           ====           ======        ======
         1991

 Allowance for uncollectible
  accounts
  Hawaiian Electric Company, Inc.
   and subsidiaries ..............    $  250         $3,019           $769           $3,006        $1,032
  Other companies................       148             95              2               31           214
                                      ------         ------           ----           ------        ------
                                      $  398         $3,114           $771(a)        $3,037(b)     $1,246
                                      ======         ======           ====           ======        ======
 Allowance for uncollectible
  interest (ASB).................     $   43         $    2           $ --           $   --        $   45
                                      ======         ======           ====           ======        ======
 Allowance for losses for
  loans receivable (ASB).........     $3,387         $  641           $ --           $  210(c)     $3,818
                                      ======         ======           ====           ======        ======

(a)  Primarily bad debts recovered.
(b)  Bad debts charged off.
(c)  Net charge-offs.

                      Hawaiian Electric Industries, Inc.
                      SCHEDULE IX--SHORT-TERM BORROWINGS
                 Years ended December 31, 1993, 1992 and 1991


===================================================================================================================
      Col. A                          Col. B            Col. C             Col. D         Col. E        Col. F
- -------------------------------------------------------------------------------------------------------------------
                                                                          Maximum
                                                        Weighted           amount         Average      Weighted
                                                        average         outstanding       amount        average
                                                     interest rate      during the     outstanding   interest rate
                                      Balance at       at end of           period       during the     during the
(dollars in thousands)               end of period       period         (month end)     period (d)     period (e)
- -------------------------------------------------------------------------------------------------------------------
       1993

Commercial paper (a)..............     $28,928            3.62%            $185,264        $110,748        3.44%
Bank loan-HEI (b).................          --              --               43,600          18,063        4.41
Bank loans-MPC (c)................      11,488            7.35               15,494          12,062        7.33

       1992

Commercial paper (a)..............     122,176            4.11               165,775         79,107        4.03
Bank loan-HEI (b).................      36,000            4.56                36,000            197        4.56
Bank loan-MPC (c).................       2,035            7.50                 4,076          2,903        7.83

       1991

Commercial paper (a)..............      29,420            5.26               123,172         67,218        6.78






(a) Unsecured promissory notes sold through dealers with a term of three months or less.

(b) Borrowed under a formal credit arrangement with a bank with a term of six months.

(c) Borrowed under formal credit agreements which, as of yearend, had maturities of less than twelve months.

(d) Computed by multiplying the principal amounts of short-term borrowings by the number of days during which those borrowings were outstanding and dividing the sum of the products by the number of days in the year.

(e) Computed by dividing interest expense on short-term borrowings for the period by the average amount of short-term borrowings outstanding during the period.

                        Hawaiian Electric Company, Inc.
                     SCHEDULE IX--SHORT-TERM BORROWINGS
                  Years ended December 31, 1993, 1992 and 1991


===================================================================================================================
      Col. A                          Col. B            Col. C             Col. D         Col. E        Col. F
- -------------------------------------------------------------------------------------------------------------------
                                                                          Maximum
                                                        Weighted           amount         Average      Weighted
                                                        average         outstanding       amount        average
                                                     interest rate      during the     outstanding   interest rate
                                      Balance at       at end of           period       during the     during the
(dollars in thousands)               end of period       period         (month end)     period (b)     period (c)
- -------------------------------------------------------------------------------------------------------------------
       1993

Commercial paper (a)..............    $ 28,928            3.62%           $146,069        $101,914      3.44%

       1992

Commercial paper (a)..............     122,176            4.11             133,275          76,152       4.04

       1991

Commercial paper (a)..............      29,420            5.26              78,817          54,688       6.55




(a) Unsecured promissory notes sold through dealers with a term of three months or less.

(b) Computed by multiplying the principal amounts of short-term borrowings by the number of days during which those borrowings were outstanding and dividing the sum of the products by the number of days in the year.

(c) Computed by dividing interest expense on short-term borrowings for the period by the average amount of short-term borrowings outstanding during the period.

            Hawaiian Electric Industries, Inc.
           and Hawaiian Electric Company, Inc.
  SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
       Years ended December 31, 1993, 1992 and 1991

- ---------------------------------------------------------------------------------------
                Col. A                                         Col. B
- ---------------------------------------------------------------------------------------
                                                       Charged to costs and expenses
                                                    -----------------------------------
(in thousands)                                        1993           1992        1991
- ---------------------------------------------------------------------------------------
MAINTENANCE AND REPAIRS
Hawaiian Electric Company, Inc. and subsidiaries...  $44,281        $44,653     $39,463
Other companies....................................    7,395          7,709       7,103
                                                     -------        -------     -------
                                                     $51,676        $52,362     $46,566
                                                     =======        =======     =======
DEPRECIATION AND AMORTIZATION
Depreciation and amortization of property, plant
 and equipment
 Hawaiian Electric Company, Inc. and subsidiaries
   Electric utility plant and equipment............  $69,142        $59,837     $54,441
   Less
     Vehicle depreciation (charged to overhead
      clearing accounts)...........................    1,316          1,112       1,062
     Amortization of contributions in aid of
      construction.................................    7,565          4,875       4,342
     Amortization of regulatory assets.............    4,260             --          --
     Depreciation charged to others................       39             (9)         30
     Other.........................................        2              3           2
                                                     -------        -------     -------
                                                      55,960         53,856      49,005
   Other companies.................................    8,354          8,072       7,271
                                                     -------        -------     -------
   Total depreciation and amortization of property,
    plant and equipment............................   64,314         61,928      56,276
                                                     -------        -------     -------
   Other amortization
    ASB goodwill and other intangibles.............    4,210          3,677       3,681
    Other ASB acquisition adjustments..............   (1,981)        (2,129)     (1,696)
    Net discounts on loans receivable and mortgage-
     backed securities.............................   (6,256)        (2,516)     (1,695)
    Net discounts and premiums on investments......      293            317         288
    Other, net
      Hawaiian Electric Company, Inc. and
        subsidiaries..............................       803            955       1,204
      Other companies ............................       308            298         251
                                                     -------        -------     -------
    Total other amortization......................    (2,623)           602       2,033
                                                     -------        -------     -------
                                                     $61,691        $62,530     $58,309
                                                     =======        =======     =======
TAXES, OTHER THAN PAYROLL AND INCOME TAXES
Hawaiian Electric Company, Inc. and subsidiaries
   Public service company tax....................    $51,527        $45,781     $42,793
   Franchise tax.................................     21,725         18,919      18,561
   Public utility commission fee.................      2,189          1,916       1,854
                                                     -------        -------     -------
                                                      75,441         66,616      63,208
Other companies..................................      5,582          4,742       4,320
                                                     -------        -------     -------
                                                     $81,023        $71,358     $67,528
                                                     =======        =======     =======

                               INDEX TO EXHIBITS

  The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Stock Transfer Division, P.O. Box 730, Honolulu, Hawaii 96808-0730.

EXHIBIT NO.                            DESCRIPTION
- -----------                            -----------
HEI:
- ---
3(i).1     HEI's Restated Articles of Incorporation (Exhibit 4(b) to
           Registration No. 33-7895).

3(i).2     Articles of Amendment of HEI filed June 30, 1990 (Exhibit
           4(b) to Registration No. 33-40813).

3(ii)      HEI's By-Laws (Exhibit 4(c) to Registration No. 33-21761).

 4.1 Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries (Exhibit 4.1 to HEI's Annual Report on Form
           10-K for the fiscal year ended December 31, 1992, File No.
           1-8503).

 4.2       Indenture, dated as of October 15, 1988, between HEI and
           Citibank, N.A., as Trustee (Exhibit 4 to Registration
           No. 33-25216).

 4.3       First Supplemental Indenture dated as of June 1, 1993 between
           HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee
           (Exhibit 4(a) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No.1-8503).

 4.4 Officers' Certificate dated as of November 9, 1988, pursuant to Sections 102 and 301 of the Indenture, dated as of October
           15, 1988, between HEI and Citibank, N.A., as Trustee, establishing Medium-Term Notes, Series A (Exhibit 4.2 to
           HEI's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1988, File No.1-8503).

 4.5       Pricing Supplements Nos. 1 through 11 to the Registration
           Statement on Form S-3 of HEI (Registration No. 33-25216) filed in connection with the sale of Medium-Term Notes, Series A (filed under Rule 424(b) in connection with
           Registration No. 33-25216).

 4.6       Pricing Supplements Nos. 1 through 9 to the Registration
           Statement on Form S-3 of HEI (Registration No. 33-58820) filed in connection with the sale of Medium-Term Notes, Series B (Exhibit 4(b) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-8503).

 4.7       Indenture, dated as of May 1, 1989, from ASB to Citibank,
           N.A., as Trustee (Exhibit 4 to HEI's Quarterly Report on Form
           10-Q for the quarter ended June 30, 1989, File No. 1-8503).

 4.8       Purchase Agreement dated March 7, 1991 among HEI and the
           Purchasers named therein, together with the Notes issued to such Purchasers, each dated March 7, 1991, pursuant to the Purchase Agreement (Exhibit 4.5 to HEI's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1990, File
           No. 1-8503).

 4.9 Composite conformed copy of the Note Purchase Agreement dated as of December 16, 1991 among HEI and the Purchasers named therein (Exhibit 4.6 to HEI's Annual Report on Form
           10-K for the fiscal year ended December 31, 1991, File No.
           1-8503).

10.1       PUC Order Nos. 7070, 7153, 7203 and 7256 in Docket No. 4337,
           including copy of "Conditions for the Merger and Corporate
           Restructuring of Hawaiian Electric Company, Inc." dated
           September 23, 1982 (Exhibit 10 to Amendment No. 1 to Form
           U-1).





EXHIBIT NO.                            DESCRIPTION
- -----------                            -----------
10.2       Agreement to Purchase Assets and Assume Liabilities between
           ASB and First Nationwide Bank dated May 24, 1990 (Exhibit
           10(d) to HEI's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-8503).

10.3       Regulatory Capital Maintenance/Dividend Agreement dated May
           26, 1988, between HEI, HEIDI and the Federal Savings and Loan
           Insurance Corporation (by the Federal Home Loan Bank of
           Seattle) (Exhibit (28)-2 to HEI's Current Report on Form 8-K dated May 26, 1988, File No. 1-8503).

10.3(a) OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May
           26, 1988 (Exhibit 10.3(a) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

10.4       Executive Incentive Compensation Plan (Exhibit 10(a) to HEI's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1987, File No. 1-8503).

10.5       HEI Executives' Deferred Compensation Plan (Exhibit 10.5 to
           HEI's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1990, File No. 1-8503).

10.6       Retirement Benefit Agreement--Andrew T. F. Ing and HEI
           (Exhibit 10(b) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-8503).

10.7 1987 Stock Option and Incentive Plan of HEI as amended and restated effective April 21, 1992 (Exhibit A to Proxy
           Statement of HEI, dated March 6, 1992, for the Annual Meeting of Stockholders, File No. 1-8503).

10.8       HEI Long-Term Incentive Plan (Exhibit 10.11 to HEI's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-8503).

10.9       HEI Supplemental Executive Retirement Plan effective
           January 1, 1990 (Exhibit 10.9 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

10.10      HEI Excess Benefit Plan (Exhibit 10.13 (Exhibit A) to HEI's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989, File No. 1-8503).

10.11      Change-in-Control Agreement (Exhibit 10.14 to HEI's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.12      Non-employee Director Retirement Plan, effective as of
           October 1, 1989 (Exhibit 10.15 to HEI's Annual Report on Form
           10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.13      HEI 1990 Non-employee Director Stock Plan (Exhibit 10(a) to
           HEI's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1990, File No. 1-8503).

10.14      HEI Non-employee Directors' Deferred Compensation Plan
           (Exhibit 10.14 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

10.15 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1991, File No. 1-8503).

EXHIBIT NO.                            DESCRIPTION
- -----------                            -----------
 10.16     Contract of Sale between HECO and Malama Waterfront Corp., dated December 20, 1989, for the sale and purchase of the
           Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the
           buildings, structures and other improvements (Exhibit 10.18 to HEI's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989, File No. 1-8503).

 10.16(a) First Amendment to Contract of Sale by and between HECO and Malama Waterfront Corp., dated September 25, 1990, amending the Contract of Sale between HECO and Malama Waterfront
           Corp., dated December 20, 1989, for the sale and purchase of the Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the buildings, structures and other improvements (Exhibit
           10(d) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-8503).

 10.17     Agreement among HIG, Hawaiian Underwriters Insurance Company,
           Limited and United National Insurance Company, Limited and
           Zenith Insurance Company dated June 3, 1987 (Exhibit 10.12 to
           HEI's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1988, File No. 1-8503).

 10.18 Agreement by and among HIG, Hawaiian Insurance Company, Ltd., and United National Insurance Company, Ltd. and Zenith
           Insurance Company dated December 31, 1986 (Exhibit 10.13 to
           HEI's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1988, File No. 1-8503).

 10.18(a)  Letter of Interpretation dated February 24, 1987, to
           Agreement by and among HIG, Hawaiian Insurance Company, Ltd., and United National Insurance Company, Ltd. and Zenith
           Insurance Company dated December 31, 1986 (Exhibit 10.13(a) to HEI's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1988, File No. 1-8503).

 10.19     Acquisition Agreement among HEI, IU International
           Corporation, and C. Brewer, Ltd. dated as of June 5, 1987
           (Exhibit 2 to HEI's Current Report on Form 8-K dated June 8,
           1987, File No. 1-8503).

*10.20 Settlement Agreement and General Release made and entered into on February 10, 1994, by and between the Insurance
           Commissioner as Rehabilitator/Liquidator, the HIG Group,
           HIGA, HEI, HEIDI and others.

*11 Computation of Earnings Per Share of Common Stock. Filed herein as page 95.

*12(a) Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 96 and 97.

*13(a)     Pages 27 to 70 of HEI's 1993 Annual Report to Stockholders
           (with the exception of the data incorporated by reference in Part I, Part II and Part III, no other data appearing in the 1993 Annual Report to Stockholders is to be deemed filed as part of this Form 10-K Annual Report).

*21(a)     List of Subsidiaries of HEI.  Filed herein as page 99.


*22 HEI's Definitive Proxy Statement, File No. 1-8503, prepared for the April 19, 1994 Annual Meeting of Stockholders (with the exception of the data incorporated by reference in Part I and Part III, no other data appearing in the Proxy Statement is to be deemed filed as part of this Form 10-K Annual Report).

*23        Consent of Independent Auditors.  Filed herein as page 101.

*99(a)     Annual Report on Form 11-K for the HEI 401-K Retirement
           Savings Plan for the year ended December 31, 1993.

EXHIBIT NO.                            DESCRIPTION
- -----------                            -----------
HECO:

 3.1       HECO's Certificate of Amendment of Articles of Incorporation
           (filed June 30, 1987) (Exhibit 3.1 to HECO's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

 3.1(a)    Statement of Issuance of Shares of Preferred or Special
           Classes in Series for HECO Series R Preferred Stock filed
           December 15, 1989 (Exhibit 3.1(a) to HECO's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

 3.1(b)    Articles of Amendment to HECO's Amended Articles of
           Incorporation filed December 21, 1989 (Exhibit 3.1(b) to
           HECO's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989, File No 1-4955).

 3.2       HECO's By-Laws (Exhibit 3.2 to HECO's Annual Report on Form
           10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

 4.1 Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HECO, HELCO and MECO (Exhibit 4 to HECO's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

 4.2       Indenture dated as of December 1, 1993 between HECO and The
           Bank of New York, as Trustee (Exhibit 4(a) to Registration
           No. 33-51025).

 4.3 Indenture dated as of December 1, 1993 among MECO, HECO, as guarantor, and The Bank of New York, as Trustee (Exhibit 4(b) to Registration No. 33-51025).

 4.4 Indenture dated as of December 1, 1993 among HELCO, HECO, as guarantor, and The Bank of New York, as Trustee (Exhibit 4(c) to Registration No. 33-51025).

*4.5 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee, establishing the $20,000,000 Notes, 5.15% Series Due 1996.

*4.6 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee, establishing the $30,000,000 Notes, 5.83% Series Due 1998.

*4.7 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 among MECO, HECO, as guarantor, and The
           Bank of New York, as Trustee, establishing the $10,000,000 Notes,
           5.15% Series Due 1996.

*4.8 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 among HELCO, HECO, as guarantor, and The
           Bank of New York, as Trustee, establishing the $10,000,000 Notes,
           4.85% Series Due 1995.

10.1(a)    Contract between HECO and the United States of America, dated
           January 31, 1945, with respect to the use of the then-owned lands of HECO at Waiau, island of Oahu (Exhibit 13(c) to Registration No. 2-23986).

10.1(b)    Contract between HECO and the United States of America, dated
           January 31, 1945, with respect to the use of certain lands at Waiau, island of Oahu, acquired or to be acquired, subsequent to January 31, 1945 (Exhibit 13(d) to Registration
           No. 2-23986).



                            90

EXHIBIT NO.                            DESCRIPTION
- -----------                            -----------
 10.2      Power Purchase Agreement between Kalaeloa Partners, L.P., and
           HECO dated October 14, 1988 (Exhibit 10(a) to HECO's
           Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1988, File No. 1-4955).

 10.2(a)   Amendment No. 1 to Power Purchase Agreement between HECO and
           Kalaeloa Partners, L.P., dated June 15, 1989 (Exhibit 10(c) to HECO's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1989, File No. 1-4955).

 10.2(b) Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and HECO, as Lessee, dated February 27, 1989 (Exhibit 10(d) to HECO's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1989, File No. 1-4955).

 10.2(c)   Restated and Amended Amendment No. 2 to Power Purchase
           Agreement between HECO and Kalaeloa Partners, L.P., dated
           February 9, 1990 (Exhibit 10.2(c) to HECO's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1989, File
           No. 1-4955).

 10.2(d)   Agreement to Extend the "Cancellation Window" in the Kalaeloa
           Power Purchase Agreement dated June 21, 1990 (Exhibit 10(e) to HECO's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1990, File No. 1-4955).

 10.2(e)   Amendment No. 3 to Power Purchase Agreement between HECO and
           Kalaeloa Partners, L.P., dated December 10, 1991 (Exhibit
           10.2(e) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4955).

 10.3      Purchase Power Agreement between AES Barbers Point, Inc. and
           HECO, entered into on March 25, 1988 (Exhibit 10(a) to HECO's
           Quarterly Report on Form 10-Q for the quarter ended March 31,
           1988, File No. 1-4955).

 10.3(a) Agreement between HECO and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988 (Exhibit
           10.4 to HECO's Annual Report on Form 10-K for fiscal year ended December 31, 1988, File No. 1-4955).

 10.3(b)   Amendment No. 1 to the Purchase Power Agreement between AES
           Barbers Point, Inc. and HECO (Exhibit 10 to HECO's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1989,
           File No. 1-4955).

 10.3(c)   HECO's Conditional Notice of Acceptance to AES Barbers Point,
           Inc. dated January 15, 1990 (Exhibit 10.3(c) to HECO's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

 10.4      Power Purchase Agreement between HELCO and Davies Hamakua
           Sugar Company, dated October 15, 1981 (Exhibit 10.6 to HECO's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1988, File No. 1-4955).

 10.4(a)   Letter agreement between HELCO and Hamakua Sugar Company,
           Inc. dated May 18, 1987, amending the Power Purchase
           Agreement between HELCO and Davies Hamakua Sugar Company dated October 15, 1981 (Exhibit 10.6(a) to HECO's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

*10.4(b)   Revised and restated amendment No. 2 to Power Purchase
           Agreement between HELCO and Hamakua Sugar Company, Inc. dated
           June 17, 1993, amending the Power Purchase Agreement between
           HELCO and Davies Hamakua Sugar Company dated October 15,
           1981.


EXHIBIT NO.                            DESCRIPTION
- -----------                            -----------
10.5       Power Purchase Agreement between HELCO and Hilo Coast
           Processing Company dated May 31, 1988 (included in Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1988, File No. 1-4955).

10.6       Agreement between MECO and Hawaiian Commercial & Sugar
           Company pursuant to letters dated November 29, 1988 and November 1, 1988 (Exhibit 10.8 to HECO's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1988, File
           No. 1-4955).

10.6(a)    Amended and Restated Power Purchase Agreement by and between
           A&B-Hawaii, Inc., through its division, Hawaiian Commercial &
           Sugar Company, and MECO, dated November 30, 1989 (Exhibit
           10(e) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.6(b)    First Amendment to Amended and Restated Power Purchase
           Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 1, 1990, amending the Amended and Restated
           Power Purchase Agreement dated November 30, 1989 (Exhibit
           10(f) to HECO'S Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.7       Purchase Power Contract between HELCO and Thermal Power
           Company, dated March 24, 1986 (Exhibit 10(a) to HECO's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1989, File No. 1-4955).

10.7(a)    Firm Capacity Amendment between HELCO and Puna Geothermal
           Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company), dated July 28, 1989, amending
           Purchase Power Contract between HELCO and Thermal Power
           Company, dated March 24, 1986 (Exhibit 10(b) to HECO's
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1989, File No. 1-4955).

10.8 Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (HRRV Agreement)
           (Exhibit 10.9 to HECO'S Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.8(a) Firm capacity amendment, dated April 8, 1991, to purchase power contract, dated March 10, 1986, by and between HECO and City & County of Honolulu (Exhibit 10 to HECO's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 1991,
           File No. 1-4955).

10.9 Purchase Power Contract between MECO and Zond Pacific, Inc., dated May 24, 1991 (Exhibit 10 to HECO's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1991, File No.
           1-4955).

10.10      Low Sulfur Fuel Oil Supply Contract by and between CUSA and
           HECO dated May 29, 1990 (Exhibit 10(a) to HECO's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1990, File
           No. 1-4955).

10.10(a)   Second amendment, dated September 9, 1993, to Low Sulfur Fuel
           Oil Supply Contract, dated May 29, 1990, by and between CUSA and HECO (Exhibit 10(a) to HECO's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1993, File No. 1-4955).

10.10(b) Inter-Island Industrial Fuel Oil and Diesel Fuel Contract by and between CUSA and HECO, MECO, HELCO, HTB and YB dated as of September 23, 1991 (Exhibit 10(a) to HECO's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1991,
           File No. 1-4955).



                            92

EXHIBIT NO.                            DESCRIPTION
- -----------                            -----------
 10.10(c)  Third amendment, dated October 1, 1993, to Inter-Island
           Industrial Fuel Oil and Diesel Fuel Contract dated September
           23, 1991, by and between CUSA and HECO, MECO, HELCO, HTB and
           YB (Exhibit 10(b) to HECO's Quarterly Report on Form 10-Q for
           the quarter ended September 30, 1993, File No. 1-4955).

 10.10(d) Facilities and Operating Contract by and between CUSA and HECO dated as of May 29, 1990 (Exhibit 10.10(b) to HECO's
           Annual Report Form 10-K for the fiscal year ended
           December 31, 1991, File No. 1-4955).

 10.10(e) Second amendment, dated September 21, 1993, to the Facilities and Operating Contract dated May 29, 1990, by and between CUSA and HECO (Exhibit 10(c) to HECO's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1993,
           File No. 1-4955).

 10.11 Low Sulfur Fuel Oil Supply Contract between HIRI (succeeded by BHP) and HECO dated April 25, 1990 (Exhibit 10(b) to
           HECO's Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1990, File No. 1-4955).

 10.11(a)  First amendment, dated October 1, 1993, to Low Sulfur Fuel
           Oil Supply Contract, dated April 25, 1990, between BHP and
           HECO (Exhibit 10(d) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-4955).

 10.11(b) Inter-Island Industrial Fuel Oil and Diesel Fuel Contract by and between HIRI (succeeded by BHP) and HECO, MECO and HELCO dated September 23, 1991 (Exhibit 10(b) to HECO's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1991,
           File No. 1-4955).

 10.11(c)  Second amendment, dated October 7, 1993, to Inter-Island
           Industrial Fuel Oil and Diesel Fuel Contract, dated
           September 23, 1991 by and between BHP and HECO, MECO and HELCO
           (Exhibit 10(e) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-4955).

 10.12     Low Sulfur Fuel Oil Sale/Purchase Contract between HECO and
           C. Itoh & Co. (America), Inc. dated June 7, 1990 (Exhibit
           10(c) to HECO'S Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-4955).

*10.13 Contract of private carriage by and between HITI and HELCO dated November 10, 1993.

*10.14 Contract of private carriage by and between HITI and MECO dated November 12, 1993.

 10.15     U.S.A. v. HECO Civil No. 88-00730 ACK:  (1) Complaint for
           Injunctive Relief and Civil Penalties (Clean Air Act, 42
           U.S.C. Section 7401 et seq.); (2) Notice of Lodging of
           Proposed Consent Decree; and (3) Consent Decree (Exhibit 10(b) to HECO's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1988, File No. 1-4955).

 10.16     U.S.A. v. MECO Civil No. 88-00731 DAE:  (1) Complaint for
           Injunctive Relief and Civil Penalties (Clean Air Act, 42
           U.S.C. Section 7401 et seq.);  (2) Notice of Lodging of
           Proposed Consent Decree; and (3) Consent Decree (Exhibit
           10(c) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-4955).

 10.17     HECO Non-employee Directors' Deferred Compensation Plan.
           (Exhibit 10.16 to HECO'S Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4955).

 10.18 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1991, File No. 1-8503).



                            93

EXHIBIT NO.                            DESCRIPTION
- -----------                            -----------
10.19      Contract of Sale between HECO and Malama Waterfront Corp., dated December 20, 1989, for the sale and purchase of the
           Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the
           buildings, structures and other improvements (Exhibit 10.18 to HEI's Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989, File No. 1-8503).

 10.19(a) First Amendment to Contract of Sale by and between HECO and Malama Waterfront Corp., dated September 25, 1990, amending the Contract of Sale between HECO and Malama Waterfront
           Corp., dated December 20, 1989, for the sale and purchase of the Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the buildings, structures and other improvements (Exhibit
           10(d) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-8503).

 *11 Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's 1993 Annual Report to Stockholder attached as Exhibit 13(b) hereto.

 *12(b) Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 98.

 *13(b)    Pages 2 to 31 and 33 of HECO's 1993 Annual Report to
           Stockholder (with the exception of the data incorporated by reference in Part I, Part II and Part III, no other data appearing in the 1993 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report).

 *21(b)    List of Subsidiaries of HECO. Filed herein as page 100.

 *99(b) Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income. Filed herein as page 102.



                            94

                       Hawaiian Electric Industries, Inc.
               EXHIBIT 11  --  COMPUTATION OF EARNINGS PER SHARE
                                OF COMMON STOCK
            Years ended December 31, 1993 1992,1991, 1990 AND 1989



(in thousands,
except per share amounts)                 1993       1992      1991      1990      1989
                                          ----       ----      ----      ----      ----
Net income (loss)

Continuing operations...............    $61,684   $ 61,715   $55,620   $42,895   $58,130
Discontinued operations.............    (13,025)   (73,297)     (794)      707     5,945
                                        --------   --------  --------  -------   -------

                                        $48,659   $(11,582)  $54,826   $43,602   $64,075
                                        ========   ========  ========  =======   =======

Weighted average number
 of common shares
 outstanding........................     25,938     24,275    22,882    21,559    20,960
                                        ========   ========  ========  =======   =======

Earnings (loss) per
 common share

Continuing operations...............    $  2.38   $   2.54   $  2.43   $  1.99   $  2.77
Discontinued operations.............      (0.50)     (3.02)    (0.03)     0.03      0.29
                                        --------   --------  --------  -------   -------

                                        $  1.88   $  (0.48)  $  2.40   $  2.02   $  3.06
                                        ========   ========  ========  =======   =======


Note: The dilutive effect of stock options is not material.

                       Hawaiian Electric Industries, Inc.
                       EXHIBIT 12(a)  --  COMPUTATION OF
                       RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1993, 1992, 1990 AND 1989




                                               1993                   1992                   1991
                                        -----------------      -----------------      -----------------
(dollars in thousands)                    (1)       (2)          (1)       (2)          (1)       (2)
- -------------------------------------------------------------------------------------------------------


FIXED CHARGES
Total interest charges
  The Company (3)..................... $ 68,254   $145,905     $ 67,559  $161,756     $69,957   $168,691
  Proportionate share of fifty-
    percent-owned persons.............      564        564        1,051     1,051       1,875      1,875
Interest component of rentals.........    3,944      3,944        3,254     3,254       2,231      2,231
Pre-tax preferred stock dividend
  requirements of subsidiaries........   11,018     11,018        9,606     9,606       10,449    10,449
                                       ---------  ---------    --------- ---------    --------- ---------

Total fixed charges...................  $ 83,780   $161,431     $ 81,470  $175,667     $ 84,512  $183,246
                                       =========  =========    ========= =========    ========= =========

EARNINGS
Pre-tax income from continuing
  operations.......................... $108,770   $108,770     $ 91,244  $ 91,244     $ 87,953  $ 87,953
Undistributed earnings from less
  than fifty-percent-owned person.....       --         --         (244)     (244)        (278)     (278)
Fixed charges, as shown...............   83,780    161,431       81,470   175,667       84,512   183,246
Interest capitalized
  The Company.........................   (3,881)    (3,881)      (2,104)   (2,104)      (1,945)   (1,945)
  Proportionate share of fifty-
    percent-owned persons..............    (408)      (408)        (803)     (803)      (1,875)   (1,875)
                                       ---------  ---------    --------- ---------    --------- ---------

EARNINGS AVAILABLE FOR FIXED
  CHARGES............................. $188,261   $265,912     $169,563  $263,760     $168,367  $267,101
                                       =========  =========    ========= =========    ========= =========


RATIO OF EARNINGS TO FIXED
  CHARGES.............................     2.25       1.65         2.08      1.50         1.99      1.46
                                       =========  =========    ========= =========    ========= =========



(1)   Excluding interest on ASB deposits.

(2)   Including interest on ASB deposits.

(3) Total interest charges exclude interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income.

                       Hawaiian Electric Industries, Inc.
                       EXHIBIT 12(a)  --  COMPUTATION OF
                       RATIO OF EARNINGS TO FIXED CHARGES
      Years ended December 31, 1993, 1992, 1991, 1990 and 1989--Continued



                                               1990                             1989
                                  ------------------------------    -----------------------------
(dollars in thousands)                  (1)             (2)               (1)           (2)
- -------------------------------------------------------------------------------------------------
FIXED CHARGES
Total interest charges
  The Company (3)..............      $ 76,897        $162,753          $ 76,078       $145,587
  Proportionate share of
    fifty-percent-owned
    persons....................           406             406                --             --
Interest component of rentals..         2,197           2,197             1,895          1,895
Pre-tax preferred stock
  dividend requirements
  of subsidiaries..............        11,450          11,450             6,684          6,684
                                     ---------       ----------        ---------      ---------

TOTAL FIXED CHARGES............      $ 90,950        $176,806          $ 84,657       $154,166
                                     =========       =========         =========       ========

EARNINGS
Pre-tax income from continuing
  operations...................      $ 74,088        $ 74,088          $ 85,968       $ 85,968
Undistributed earnings from less
  than fifty-percent owned
  person.......................             7               7               (66)           (66)
Fixed charges, as shown........        90,950         176,806            84,657        154,166
Interest capitalized
  The Company..................        (4,360)         (4,360)           (1,854)        (1,854)
  Proportionate share of fifty-
    percent-owned persons......          (406)           (406)               --             --
                                     ---------       ---------         ---------      ---------
EARNINGS AVAILABLE FOR FIXED
  CHARGES......................      $160,279        $246,135          $168,705       $238,214
                                     =========       =========         =========      =========

RATIO OF EARNINGS TO FIXED
  CHARGES......................          1.76            1.39              1.99           1.55
                                     =========       =========         =========      =========


(1)   Excluding interest on ASB deposits.

(2)   Including interest on ASB deposits.

(3) Total interest charges exclude interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income.

                        Hawaiian Electric Company, Inc.
                       EXHIBIT 12(b)  --  COMPUTATION OF
                       RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1993, 1992, 1991, 1990 and 1989



(dollars in thousands)               1993         1992        1991         1990        1989
- ------------------------------------------------------------------------------------------------
FIXED CHARGES
Total interest charges.............. $ 35,287     $ 33,011    $ 33,248     $ 30,874    $ 30,027
Interest component of rentals.......      970        1,070       1,130        1,341       1,189
Pretax preferred stock dividend
  requirements of subsidiaries......    3,425        3,117       3,409        3,490       2,208
                                     ---------    ---------   ---------    ---------   ---------
TOTAL FIXED CHARGES................. $ 39,682     $ 37,198    $ 37,787     $ 35,705    $ 33,424
                                     =========    =========   =========    =========   =========
EARNINGS
Income before preferred stock
  dividends of HECO................. $ 56,126     $ 53,678    $ 46,210     $ 48,484    $ 52,833*
Fixed charges, as shown.............   39,682       37,198      37,787       35,705      33,424
Income taxes (see note below).......   36,897       23,843      23,816       23,927      23,940
Interest capitalized on AFUDC for
  borrowed funds....................   (3,869)      (2,095)     (1,307)      (1,375)     (1,220)
                                     ---------    ---------   ---------    ---------   ---------
EARNINGS AVAILABLE FOR FIXED
  CHARGES........................... $128,836     $112,624    $106,506     $106,741    $108,977
                                     =========    =========   =========    =========   =========
RATIO OF EARNINGS TO FIXED
  CHARGES...........................     3.25         3.03        2.82         2.99        3.26
                                     =========    =========   =========    =========   =========

NOTE:
Income taxes is comprised of the
following
  Income tax expense relating to
    operating income for
    regulatory purposes............. $ 37,007     $ 26,254    $ 24,137     $ 24,145    $ 26,258
  Income tax benefit relating to
    nonoperating income or loss.....     (110)      (2,411)       (321)        (218)     (2,318)
                                     ---------    ---------   ---------    ---------   ---------
                                     $ 36,897     $ 23,843    $ 23,816     $ 23,927    $ 23,940
                                     =========    =========   =========    =========   =========

* Does not reflect corporate-level segment cost and tax allocation policy adjustments in 1990.

                       Hawaiian Electric Industries, Inc.
                     EXHIBIT 21(a) -- LIST OF SUBSIDIARIES



The following is a list of all subsidiary corporations of the registrant as of March 21, 1994:



                      Name                                       Place of incorporation
- ----------------------------------------------------------------------------------------------
Hawaiian Electric Company, Inc., including
 subsidiaries Maui Electric Company, Limited and
 Hawaii Electric Light Company, Inc...............................   State of Hawaii

HEI Investment Corp...............................................   State of Hawaii

Lalamilo Ventures, Inc............................................   State of Hawaii

Malama Pacific Corp., including subsidiaries Malama Project-I,
 Inc., ML Holdings, Ltd., Malama Waterfront  Corp., Malama
 Property Investment Corp., Malama Development Corp.,
 Malama Makakilo Corp., Malama Realty Corp., Malama Elua Corp.,
 Malama Kolu Corp., Malama Hoaloha Corp., Malama Mohala Corp.
 and State of Hawaii Baldwin*Malama (a limited partnership in which Malama Development Corp. is the sole general partner).......  State of Hawaii

Hawaiian Tug & Barge Corp., including subsidiary Young Brothers,
 Limited...........................................................  State of Hawaii

HEI Diversified, Inc., including subsidiaries:

(1) American Savings Bank, F.S.B. and its subsidiaries,              State of Hawaii (except
    American Savings Investment Services Corp., ASB Service          American Savings Bank,
    Corporation, AdCommunications, Inc. and Associated              F.S.B., which is federally
    Mortgage, Inc.................................................         chartered)

(2) The Hawaiian Insurance & Guaranty Co., Limited and its
    subsidiaries, United National Insurance Company, Ltd.,
    Hawaiian Underwriters Insurance Co., Ltd., Guardian
    Life Underwriters, Inc., Guardian Financial Corporation
    and Independent Adjustment, Inc. (HEIDI is the holder of
    record of the common stock of HIG, but HIG is currently
    in rehabilitation proceedings and it is expected that
    HEIDI will relinquish all ownership rights in HIG and its
    subsidiaries during 1994.).....................................  State of Hawaii


                        Hawaiian Electric Company, Inc.
                     EXHIBIT 21(b) -- LIST OF SUBSIDIARIES





The following is a list of all subsidiary corporations of the registrant as of March 21, 1994:



                      Name                             Place of incorporation
- ------------------------------------------------------------------------------------
Maui Electric Company, Limited.......................     State of Hawaii

Hawaii Electric Light Company, Inc...................     State of Hawaii


[KPMG Peat Marwick letterhead]

                                                                  HEI EXHIBIT 23





The Board of Directors
Hawaiian Electric Industries, Inc.:


We consent to incorporation by reference in Registration Statement Nos. 33-52520 and 33-58820 on Form S-3 and in Registration Statement Nos. 33-65234 and 33-43892 on Form S-8 of Hawaiian Electric Industries, Inc. of our report dated February 11, 1994, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1993, which report is incorporated by reference in the 1993 annual report on Form 10-K of Hawaiian Electric Industries, Inc. Our report refers to changes in the method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1993. We also consent to incorporation by reference of our report dated February 11, 1994 relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 1993 annual report on Form 10-K, which report is included in said Form 10-K.





/s/ KPMG Peat Marwick

Honolulu, Hawaii
March 22, 1994

                        Hawaiian Electric Company, Inc.
         EXHIBIT 99(b) -- RECONCILIATION OF ELECTRIC UTILITY OPERATING
                      INCOME PER HEI AND HECO CONSOLIDATED
                              STATEMENTS OF INCOME





                                                        Years ended December 31,
                                             ----------------------------------------------
(in thousands)                                    1993             1992           1991
- -------------------------------------------------------------------------------------------
Operating income from regulated and
  nonregulated activities before income
  taxes (per HEI Consolidated
  Statements of Income)......................   $119,565         $103,841       $100,256

Deduct:
  Income taxes on regulated activities.......    (37,007)         (26,254)       (24,137)
  Revenues from nonregulated activities......     (5,100)          (1,761)          (996)

Add:
  Expenses from nonregulated activities......        627            1,213            804
                                                 --------        ---------      ---------

Operating income from regulated activities
  after income taxes (per HECO Consolidated
  Statements of Income)......................    $78,085         $ 77,039       $ 75,927
                                                 ========        =========      =========

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signatures of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.          HAWAIIAN ELECTRIC COMPANY, INC.
                     (Registrant)                              (Registrant)


By /s/ ROBERT F. MOUGEOT                    By /s/ PAUL A. OYER
   ------------------------------              ----------------------------
   Robert F. Mougeot                           Paul A. Oyer
   Financial Vice President and                Financial Vice President,
    Chief Financial Officer of HEI              Treasurer  and Director of HECO
    (Principal Financial Officer of HEI)        (Principal Financial Officer of HECO)
Date: March 22, 1994                        Date: March 22, 1994


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in their capacities at March 22, 1994. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named companies and any subsidiaries thereof.

Signature                                 Title
- ---------                                 -----

/s/ ROBERT F. CLARKE                      President and Director of HEI
- ------------------------------            Chairman of the Board of Directors of HECO
Robert F. Clarke                          (Chief Executive Officer of HEI)


/s/ HARWOOD D. WILLIAMSON                 Group Vice President - Utility Companies and
- ------------------------------             Director of HEI
Harwood D. Williamson                     President and Director of HECO
                                          (Chief Executive Officer of HECO)

/s/ EDWARD J. BLACKBURN                   Group Vice President - Diversified Companies
- ------------------------------             of HEI
Edward J. Blackburn


/s/ ROBERT F. MOUGEOT                     Financial Vice President and
- ------------------------------             Chief Financial Officer of HEI
Robert F. Mougeot                         (Principal Financial Officer of HEI)


/s/ CURTIS Y. HARADA                      Controller of HEI
- ------------------------------            (Principal Accounting Officer of HEI)
Curtis Y. Harada


/s/ PAUL A. OYER                          Financial Vice President, Treasurer, and
- ------------------------------             Director of HECO
Paul A. Oyer                              (Principal Financial Officer of HECO)


Signature                                 Title
- ---------                                 -----

/s/ ERNEST T. SHIRAKI                     Controller of HECO
- ------------------------------            (Principal Accounting Officer of HECO)
Ernest T. Shiraki


/s/ EDWIN L. CARTER                       Director of HEI
- ------------------------------
Edwin L. Carter



/s/ JOHN D. FIELD                         Director of HEI
- ------------------------------
John D. Field



/s/ RICHARD HENDERSON                     Director of HEI and HECO
- ------------------------------
Richard Henderson



/s/ BEN F. KAITO                          Director of HEI and HECO
- ------------------------------
Ben F. Kaito



/s/ MILDRED D. KOSAKI                     Director of HECO
- ------------------------------
Mildred D. Kosaki



- ------------------------------            Director of HEI
Victor Hao Li



/s/ BILL D. MILLS                         Director of HEI
- -------------------------------
Bill D. Mills



- -------------------------------           Director of HEI
A. Maurice Myers



/s/ RUTH M. ONO                           Director of HEI
- ------------------------------
Ruth M. Ono


Signature                                 Title
- ---------                                 -----

/s/ DIANE J. PLOTTS                       Director of HEI and HECO
- ------------------------------
Diane J. Plotts



/s/ OSWALD K. STENDER                     Director of HEI
- ------------------------------
Oswald K. Stender



- ------------------------------            Director of HEI
Kelvin H. Taketa



- ------------------------------            Director of HEI and HECO
Thurston Twigg-Smith



/s/ JEFFREY N. WATANABE                   Director of HEI
- ------------------------------
Jeffrey N. Watanabe



/s/ PAUL C. YUEN                          Director of HECO
- ------------------------------
Paul C. Yuen


                            105