Form 10-Q
period 1994-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1994-05-12
CIK 354707, 46207

===============================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994
                                      OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


Exact Name of Registrant as             Commission     I.R.S. Employer
Specified in Its Charter                File Number   Identification No.
- - -------------------------------------   -----------   ------------------

HAWAIIAN ELECTRIC INDUSTRIES, INC.           1-8503           99-0208097

                            and Principal Subsidiary

HAWAIIAN ELECTRIC COMPANY, INC.              1-4955           99-0040500


                                STATE OF HAWAII
- - --------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                  900 RICHARDS STREET, HONOLULU, HAWAII 96813
- - --------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

            HAWAIIAN ELECTRIC INDUSTRIES, INC. ----- (808) 543-5662
            HAWAIIAN ELECTRIC COMPANY, INC. ------- (808) 543-7771
- - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
- - --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x    No
                                          ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                                    Outstanding May 4, 1994
- - --------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value)...  27,966,848 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).......  11,258,290 Shares
                                                           (not publicly traded)
================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 1994

                                     INDEX
                                                                        Page No.

Glossary of terms ....................................................    ii

                        PART I.  FINANCIAL INFORMATION

Item  1.  Financial statements

Hawaiian Electric Industries, Inc. and subsidiaries
- - ---------------------------------------------------
Consolidated balance sheets (unaudited) - March 31, 1994
  and December 31, 1993 ..............................................     1

Consolidated statements of income (unaudited) - three months
  ended March 31, 1994 and 1993 ......................................     2

Consolidated statements of retained earnings (unaudited) - three
  months ended March 31, 1994 and 1993 ...............................     2

Consolidated statements of cash flows (unaudited) - three months
  ended March 31, 1994 and 1993 ......................................     3

Notes to consolidated financial statements  (unaudited) ..............     4

Hawaiian Electric Company, Inc. and subsidiaries
- - ------------------------------------------------
Consolidated balance sheets (unaudited) - March 31, 1994
  and December 31, 1993 ..............................................    10

Consolidated statements of income (unaudited) - three months
  ended March 31, 1994 and 1993 ......................................    11

Consolidated statements of retained earnings (unaudited) - three
  months ended March 31, 1994 and 1993 ...............................    11

Consolidated statements of cash flows (unaudited) - three months
  ended March 31, 1994 and 1993 ......................................    12

Notes to consolidated financial statements  (unaudited) ..............    13

Item 2.   Management's discussion and analysis of financial condition
          and results of operations ..................................    18

                          PART II.  OTHER INFORMATION

Item 1.   Legal proceedings ..........................................    28
Item 4.   Submission of matters to a vote of security holders ........    28
Item 5.   Other information ..........................................    29
Item 6.   Exhibits and reports on Form 8-K ...........................    31
Signatures ...........................................................    32

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 1994

                               GLOSSARY OF TERMS

Terms            Definitions
- - -----            -----------

AFUDC            Allowance for funds used during construction

ASB              American Savings Bank, F.S.B., a wholly owned subsidiary of HEI
                   Diversified Inc. and parent company of American Savings Investment Services Corp., ASB Service Corporation, AdCommunications, Inc. and Associated Mortgage, Inc.

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

Consumer         Division of Consumer Advocacy, Department of Commerce and
  Advocate         Consumer Affairs of the State of Hawaii

DOH              Department of Health of the State of Hawaii

EPA              Environmental Protection Agency - federal

FASB             Financial Accounting Standards Board

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

HEIDI            HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian
                   Electric Industries, Inc., the parent company of American Savings Bank, F.S.B., and the holder of record of the common stock of The Hawaiian Insurance & Guaranty Company, Limited, which is currently in state rehabilitation proceedings

HEIIC            HEI Investment Corp., a wholly owned subsidiary of Hawaiian
                   Electric Industries, Inc.

HELCO            Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

HERS             Hawaiian Electric Renewable Systems, Inc., formerly a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and formerly parent company of Lalamilo Ventures, Inc.

Terms            Definitions
- - -----            -----------
HIG              HIG The Hawaiian Insurance & Guaranty Company, Limited,
                   currently in state rehabilitation proceedings and parent company of United National Insurance Company, Ltd., Hawaiian Underwriters Insurance Co., Ltd., Guardian Life Underwriters, Inc., Guardian Financial Corporation, and Independent Adjustment, Inc. HEI Diversified, Inc. is the holder of record of HIG's common stock

HTB              Hawaiian  HTB Tug & Barge Corp., a wholly owned subsidiary of
                   Hawaiian Electric Industries, Inc. and parent company of Young Brothers, Limited

MECO             Maui Electric Company, Limited, a wholly owned electric
                   utility subsidiary of Hawaiian Electric Company, Inc.

MPC              Malama Pacific Corp., a wholly owned subsidiary of Hawaiian
                   Electric Industries, Inc. and parent company of Malama Project-I, Inc., ML Holdings, Ltd., Malama Waterfront Corp., Malama Property Investment Corp., Malama Development Corp., Malama Makakilo Corp., Malama Realty Corp., Malama Elua Corp., Malama Kolu Corp., Malama Hoaloha Corp., and Malama Mohala Corp.

MW               Megawatt

OTS              Office of Thrift Supervision, Department of Treasury

PGV              Puna Geothermal Ventures

PUC              Public Utilities Commission of the State of Hawaii

SEC              Securities and Exchange Commission

SFAS             Statement of Financial Accounting Standards

YB               Young Brothers, Limited, a wholly owned subsidiary of
                   Hawaiian Tug & Barge Corp.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.  FINANCIAL STATEMENTS
         --------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                                 March 31,                 December 31,
(in thousands)                                                                     1994                       1993
- - -----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents......................................................      $    78,726                $  116,260
Accounts receivable and unbilled revenues, net............................          107,459                   117,116
Inventories, at average cost..............................................           34,377                    39,405
Real estate developments..................................................           39,357                    29,673
Loans receivable, net.....................................................        1,828,912                 1,735,098
Marketable securities.....................................................          766,181                   698,755
Other investments.........................................................           75,735                    77,106
Property, plant and equipment, net........................................        1,562,855                 1,542,989
Regulatory assets.........................................................           72,417                    62,077
Other.....................................................................           56,629                    53,449
Goodwill and other intangibles............................................           48,612                    49,664
                                                                                 ----------                ----------
                                                                                 $4,671,260                $4,521,592
                                                                                 ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..........................................................       $   87,671                $   88,628
Deposit liabilities.......................................................        2,146,600                 2,091,583
Short-term borrowings.....................................................          113,984                    40,416
Advances from Federal Home Loan Bank......................................          376,674                   289,674
Long-term debt, net.......................................................          647,422                   697,836
Deferred income taxes.....................................................          173,378                   168,329
Unamortized tax credits...................................................           44,759                    44,357
Contributions in aid of construction......................................          166,283                   165,005
Other.....................................................................          172,975                   197,713
                                                                                 ----------                ----------
                                                                                  3,929,746                 3,783,541
                                                                                 ----------                ----------
PREFERRED STOCK OF ELECTRIC UTILITY SUBSIDIARIES
Subject to mandatory redemption...........................................           46,338                    46,730
Not subject to mandatory redemption.......................................           48,293                    48,293
                                                                                 ----------                ----------
                                                                                     94,631                    95,023
                                                                                 ----------                ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 10,000 shares; no shares outstanding
Common stock, no par value, authorized 100,000 shares;
  outstanding 27,915 shares and 27,675 shares.............................          522,871                   514,710
Retained earnings.........................................................          124,012                   128,318
                                                                                 ----------                ----------
                                                                                    646,883                   643,028
                                                                                 ----------                ----------
                                                                                 $4,671,260                $4,521,592
                                                                                 ==========                ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

(in thousands, except per share amounts and                        Three months ended March 31,
ratio of earnings to fixed charges)                                -----------------------------
                                                                        1994            1993
- - ------------------------------------------------------------------------------------------------
Revenues
Electric utility.................................................      $201,306        $206,646
Savings bank.....................................................        50,083          49,263
Other............................................................        13,653          23,439
                                                                       --------        --------
                                                                        265,042         279,348
                                                                       --------        --------
Expenses
Electric utility.................................................       176,982         186,929
Savings bank.....................................................        39,463          39,675
Other............................................................        15,193          24,413
                                                                       --------        --------
                                                                        231,638         251,017
                                                                       --------        --------
Operating income (loss)
Electric utility.................................................        24,324          19,717
Savings bank.....................................................        10,620           9,588
Other............................................................        (1,540)           (974)
                                                                       --------        --------
                                                                         33,404          28,331
                                                                       --------        --------
Interest expense--electric utility and other.....................       (13,082)        (12,761)
Allowance for borrowed funds used during construction............           871             919
Preferred stock dividends of electric utility subsidiaries.......        (1,800)         (1,632)
Allowance for equity funds used during construction..............         1,951           1,559
                                                                       --------        --------
Income from continuing operations before income taxes............        21,344          16,416
Income taxes.....................................................         9,556           7,124
                                                                       --------        --------
Income from continuing operations................................        11,788           9,292
Income from discontinued operations (less applicable
  income taxes of $1,102 in 1993)................................           --            1,800
                                                                       --------        --------
Net income.......................................................      $ 11,788        $ 11,092
                                                                       ========        ========
Earnings per common share
  Continuing operations..........................................         $0.42           $0.38
  Discontinued operations........................................           --             0.07
                                                                       --------        --------
                                                                          $0.42           $0.45
                                                                       ========        ========
Dividends per common share.......................................         $0.58           $0.57
                                                                       ========        ========
Weighted average number of common shares outstanding.............        27,768          24,860
                                                                       ========        ========
Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits..........................          1.92            1.76
                                                                       ========        ========
     Including interest on ASB deposits..........................          1.50            1.38
                                                                       ========        ========
Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)
                                                                   Three months ended March 31,
                                                                   ----------------------------
(in thousands)                                                          1994            1993
- - -----------------------------------------------------------------------------------------------
Retained earnings, beginning of period...........................      $128,318        $138,484
Net income........................................................       11,788          11,092
Common stock dividends............................................      (16,094)        (14,165)
                                                                       --------        --------
Retained earnings, end of period..................................     $124,012        $135,411
                                                                       ========        ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Three months ended
                                                                                March 31,
                                                                          ----------------------
(in thousands)                                                                1994         1993
- - ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations.......................................  $  11,788    $   9,292
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities
    Depreciation and amortization of property,
     plant and equipment................................................     18,146       17,062
    Other amortization..................................................     (1,557)         348
    Deferred income taxes and tax credits, net..........................      5,910        4,373
    Changes in assets and liabilities, net of effects from
      disposal of businesses
          Decrease in accounts receivable and unbilled revenues, net....      9,657       11,946
          Decrease (increase) in inventories............................      5,028         (891)
          Decrease (increase) in real estate developments...............     (9,684)       1,033
          Increase in securities held for trading.......................    (15,525)     (20,516)
          Increase in regulatory assets.................................    (10,340)     (31,182)
          Decrease in accounts payable..................................       (957)      (3,019)
          Changes in other assets and liabilities.......................    (13,696)      27,534
                                                                          ---------    ---------
                                                                             (1,230)      15,980
Cash flows from discontinued operations.................................       (220)       2,134
                                                                          ---------    ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.....................     (1,450)      18,114
                                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and purchased...............................   (168,999)    (102,185)
Principal repayments on loans receivable................................     76,279       59,957
Proceeds from sale of loans receivable..................................      1,335           87
"Held-to-maturity" mortgage-backed securities purchased.................   (126,802)          --
Principal repayments on "held-to-maturity" mortgage-backed securities...     75,427       72,107
Increase in investments in real estate joint ventures...................        (58)        (190)
Distributions from real estate joint ventures...........................      1,528        7,273
Capital expenditures....................................................    (37,909)     (50,970)
Contributions in aid of construction....................................      2,903          773
Other...................................................................        458         (437)
                                                                          ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES...................................   (175,838)     (13,585)
                                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit liabilities.....................................     55,017       37,148
Net increase (decrease) in short-term borrowings with
   original maturities of three months or less..........................     75,405      (27,403)
Proceeds from other short-term borrowings...............................        496           --
Repayment of other short-term borrowings................................     (2,333)          --
Proceeds from advances from Federal Home Loan Bank......................    168,000           --
Principal payments on advances from Federal Home Loan Bank..............    (81,000)      (9,300)
Proceeds from issuance of long-term debt................................     16,018        7,353
Repayment of long-term debt.............................................    (74,400)        (944)
Redemption of electric utility subsidiaries' preferred stock............       (392)        (400)
Net proceeds from issuance of common stock..............................      3,824        4,175
Common stock dividends..................................................    (11,721)     (10,072)
Other...................................................................     (9,160)        (318)
                                                                          ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............................    139,754          239
                                                                          ---------    ---------
Net increase (decrease) in cash and equivalents.........................    (37,534)       4,768
Cash and equivalents, beginning of period...............................    116,260      156,754
                                                                          ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD.....................................  $  78,726    $ 161,522
                                                                          =========    =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1994 and 1993
(Unaudited)
________________________________________________________________________________

(1)  Accounting statement
- - -------------------------

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of March 31, 1994 and December 31, 1993, and the results of its operations and its cash flows for the three months ended March 31, 1994 and 1993. All such adjustments are of a normal recurring nature, except as described below. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1993. The consolidated balance sheet as of December 31, 1993 was derived from audited financial statements.

(2)  Discontinued operations
- - ----------------------------
Hawaiian Electric Renewable Systems, Inc.
- - -----------------------------------------

On October 6, 1992, the Board of Directors of HEI ratified management's September 30, 1992 plan to exit the nonutility wind energy business because of chronic mechanical problems with its wind turbines and continuing losses from operations. In March 1993, HEI sold the stock of HERS to The New World Power Corporation for an amount which was not material. In the first quarter of 1993, in connection with the sale of HERS, HEI reversed reserves for site restoral and other HERS' disposal costs that were no longer needed due to the terms of the sale, resulting in a gain on disposal of discontinued operations of $1.8 million.

The Hawaiian Insurance & Guaranty Co., Limited
- - ----------------------------------------------

HIG and its subsidiaries (the HIG Group) are property and casualty insurance companies in the State of Hawaii. HEIDI, a subsidiary of HEI, is the holder of record of all the common stock of HIG. On December 2, 1992, the Board of Directors of HEI concluded that it would not contribute additional capital to HIG and HEI/HEIDI's remaining investment in the HIG Group was written off in the fourth quarter of 1992. The decision resulted from an increase in the estimate of policyholder claims from Hurricane Iniki (which hit the Hawaiian Islands on September 11, 1992).

On December 24, 1992, with the consent of the HIG Group, a formal rehabilitation order (the Rehabilitation Order) was entered by the First Circuit Court of the State of Hawaii, vesting full control over the HIG Group in the Insurance Commissioner (the Rehabilitator/Liquidator) and her deputies.

On April 12, 1993, the Rehabilitator/Liquidator, HIG, United National Insurance Company, Ltd. and Hawaiian Underwriters Insurance Co., Ltd. filed a complaint against HEI, HEIDI and certain current and former officers and directors of HEI, HEIDI and the HIG Group in state court on the island of Kauai. The complaint set forth several separate counts, including claims to the effect that HEI and/or HEIDI should be held liable for HIG's obligations based on allegations, among others, that HIG was held out to be part of an HEI family of companies (and not as a separate enterprise) and that HEIDI is liable for an assessment levied by the Rehabilitator/Liquidator. The complaint alleges that certain current and former officers and directors of HEI, HEIDI and the HIG Group have breached their fiduciary duties to the HIG Group in numerous respects. The complaint seeks declaratory relief and compensatory, general, special and punitive damages, together with costs and attorneys' fees.

On July 12, 1993, the Rehabilitator/Liquidator filed a first amended complaint, which repeated the claims asserted in the original complaint but added the Hawaii Insurance Guaranty Association (HIGA) as a plaintiff and asserted certain additional claims.

In early 1994, HEI, HEIDI, certain officers and directors, the Rehabilitator/Liquidator and HIGA signed an agreement to settle the lawsuit, subject to obtaining necessary court approvals. On April 6, 1994, the court in which the HIG Group's rehabilitation proceeding is pending approved the settlement agreement. Under the agreement, HEI paid $32.0 million into an escrow account, which account will be disbursed to the Rehabilitator/Liquidator in return for a final dismissal of the lawsuit and a release of claims against HEI, its affiliates and their past and present officers and directors.

The $32.0 million settlement amount, less income tax benefits and certain amounts recognized in previously established reserves, resulted in a $15.0 million after-tax charge to discontinued operations in 1993. HEI is seeking reimbursement from certain of its insurance carriers. HEI's claims against its insurance carriers will require resolution of several insurance coverage and other policy issues and the outcome of such claims cannot be predicted at this time. One of HEI's insurance carriers has filed a declaratory relief action in the U.S. District Court for the District of Hawaii seeking resolution of these issues. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

(3)  Electric utility subsidiary
- - --------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 10 through 17.

(4)  Savings bank subsidiary
- - ----------------------------

Selected consolidated financial information
American Savings Bank, F.S.B. and subsidiaries


                                                                Three months ended
                                                                     March 31,
                                                           ----------------------------
(in thousands)                                                1994                 1993
_______________________________________________________________________________________
Income statement data

Interest income...................................      $   48,098           $   46,387
Interest expense..................................          23,146               23,921
                                                        ----------           ----------
Net interest income...............................          24,952               22,466
Provision for losses..............................            (242)                (222)
Other income......................................           1,985                2,876
Operating, administrative and general expenses....         (16,075)             (15,532)
                                                        ----------           ----------
Operating income..................................          10,620                9,588
Income taxes......................................           4,413                3,920
                                                        ----------           ----------
Net income........................................      $    6,207           $    5,668
                                                        ==========           ==========

(in thousands)                                      March 31, 1994    December 31, 1993
_______________________________________________________________________________________

Balance sheet data

Assets
Cash and equivalents.............................       $   76,252           $   77,610
Investment securities............................           68,100               68,599
Mortgage-backed securities.......................          681,562              630,156
Loans receivable, net............................        1,828,912            1,735,098
Other............................................           58,858               57,358
Goodwill and other intangibles...................           48,612               49,664
                                                        ----------           ----------
                                                        $2,762,296           $2,618,485
                                                        ==========           ==========
Liabilities and equity
Deposit liabilities..............................       $2,146,600           $2,091,583
Advances from Federal Home Loan Bank.............          376,674              289,674
Other............................................           52,098               52,717
                                                        ----------           ----------
                                                         2,575,372            2,433,974
Common stock equity..............................          186,924              184,511
                                                        ----------           ----------
                                                        $2,762,296           $2,618,485
                                                        ==========           ==========

American Savings Bank, F.S.B. and subsidiaries

                                                                             Three months ended
                                                                                 March 31,
                                                                          ----------------------
(in thousands)                                                               1994         1993
________________________________________________________________________________________________
Cash flow data

Cash flows from operating activities
Net income.............................................................   $   6,207    $   5,668
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities
   Decrease (increase) in accounts receivable..........................        (313)         520
   Decrease (increase) in other securities held for trading............         994      (20,516)
   Decrease in accounts payable........................................         (17)      (2,500)
   Other...............................................................      (2,808)       4,093
                                                                          ---------    ---------
Net cash provided by (used in) operating activities....................       4,063      (12,735)
                                                                          ---------    ---------

Cash flows from investing activities
Loans receivable originated and purchased..............................    (168,999)    (102,185)
Principal repayments on loans receivable...............................      76,279       59,957
Proceeds from sale of loans receivable.................................       1,335           87
"Held-to-maturity" mortgage-backed securities purchased................    (126,802)          --
Principal repayments on "held-to-maturity" mortgage-backed securities..      75,427       72,107
Capital expenditures...................................................        (637)        (680)
                                                                          ---------    ---------
Net cash provided by (used in) investing activities....................    (143,397)      29,286
                                                                          ---------    ---------

Cash flows from financing activities
Net increase in deposit liabilities....................................      55,017       37,148
Proceeds from advances from Federal Home Loan Bank.....................     168,000           --
Principal payments on advances from Federal Home Loan Bank.............     (81,000)      (9,300)
Common stock dividends.................................................      (4,041)      (3,470)
                                                                          ---------    ---------
Net cash provided by financing activities..............................     137,976       24,378
                                                                          ---------    ---------

Net increase (decrease) in cash and equivalents........................      (1,358)      40,929
Cash and equivalents, beginning of period..............................      77,610      117,937
                                                                          ---------    ---------
Cash and equivalents, end of period....................................   $  76,252    $ 158,866
                                                                          =========    =========

(5)  Real estate subsidiary
- - ---------------------------

At March 31, 1994 and December 31, 1993, MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans to unconsolidated joint ventures or joint venture partners amounted to $57 million and $49 million, respectively.

In 1990, Malama Development Corp. (MDC) acquired a 50% general partnership interest in Baldwin*Malama, a partnership with Baldwin Pacific Properties, Inc.
(BPPI). In May 1993, Baldwin*Malama was reorganized as a limited partnership in which MDC became the sole general partner and BPPI the sole limited partner. Beginning in May 1993, in conjunction with the dissolution of the general partnership and formation of the limited partnership, MDC consolidated the accounts of Baldwin*Malama. Previously, MDC accounted for its investment in Baldwin*Malama under the equity method.

At March 31, 1994, MPC or its subsidiaries were directly liable for $17.6 million of outstanding loans and had additional loan facilities of $5.3 million. In addition, at March 31, 1994, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $2.1 million of outstanding loans and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $3.3 million of outstanding loans and $3.2 million of additional undrawn loan facilities. In total, at March 31, 1994, MPC or its subsidiaries were liable or contingently liable for $23.0 million of outstanding loans and $8.5 million in undrawn loan facilities. At March 31, 1994, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $8.5 million was undrawn and $12.9 million was outstanding, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor. MPC or its subsidiaries may enter into additional commitments in connection with the financing of future phases of development of MPC's projects and HEI may enter into similar agreements regarding the ownership and financial condition of MPC.

(6)  Interest expense
- - ---------------------
Interest expense, excluding interest on nonrecourse debt from leveraged leases, consisted of the following:



                       Three months ended
                           March 31,
                       ------------------
(in thousands)             1994      1993
- - -----------------------------------------
Interest expense

Savings bank.........   $23,146   $23,921
Electric utility.....     9,063     8,135
Other................     4,019     4,626
                        -------   -------
                        $36,228   $36,682
                        =======   =======

(7)  Cash flows
- - ---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and cash paid (received) for income taxes were as follows:



                                                   Three months ended
                                                        March 31,
                                                   ------------------
(in thousands)                                      1994       1993
_____________________________________________________________________
Interest (including interest paid by savings
 bank, but excluding interest paid on
 nonrecourse debt on leveraged leases)..........   $34,186   $ 34,378
                                                   =======   ========

Income taxes....................................   $ 4,894   $(11,774)
                                                   =======   ========


Cash paid for interest on nonrecourse debt on leveraged leases amounted to $256,000 and $187,000 for the three months ended March 31, 1994 and 1993, respectively.

Supplemental disclosures of noncash activities

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $4,373,000 and $4,093,000 for the three months ended March 31, 1994 and 1993, respectively.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $1,951,000 and $1,559,000 for the three months ended March 31, 1994 and 1993, respectively.

In March 1994, MDC's Baldwin*Malama partnership closed on an option to purchase approximately 147 acres of land on the island of Maui from BPPI. Of the total land purchase price of $9.9 million, Baldwin*Malama issued mortgage notes payable of $8.0 million in noncash consideration.

(8)  Postretirement benefits other than pensions
- - ------------------------------------------------

The Company provides various postretirement benefits other than pensions to eligible employees upon retirement. Health and life insurance benefits are provided to eligible employees of HEI, HECO and its subsidiaries, and YB upon their retirement. Medical, dental and vision benefits are provided to eligible employees of HEI and HECO and its subsidiaries upon their retirement, with contributions by retirees toward costs based on their years of service and retirement date. Medical and vision benefits are provided to eligible bargaining unit employees of YB upon their retirement at no cost. Employees are eligible for these benefits if, upon retirement, they participate in one of the Company's defined benefit pension plans. Currently, no funding has been provided for these benefits. Through December 31, 1992, the cost of postretirement benefits other than pensions had not been recognized until paid (i.e., the pay-as-you-go method). Accordingly, no provision had been made for future benefits to existing or retired employees.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual, during the years that an employee renders the necessary service, of the expected cost of providing postretirement benefits other than pensions to that employee and the employee's beneficiaries and covered dependents. The transition obligation is being recognized on a delayed basis over 20 years.

In February 1992, the PUC opened a generic docket to determine whether SFAS No. 106 should be adopted for rate-making purposes. On July 15, 1993, the PUC issued an interim decision and order in the generic docket, amending an earlier interim decision and order to state that it is probable that its final decision will allow, for rate-making purposes, the full costs of postretirement benefits other than pensions calculated on the basis of SFAS No. 106. Upon request of HECO and its subsidiaries, on January 11, 1994, the PUC issued another interim decision and order which stated that it has "determined that it will allow each utility to calculate, for ratemaking purposes, the full costs of postretirement benefits other than pensions on an accrual basis, rather than the current pay-as-you-go basis." The PUC further stated that it has not yet decided whether to adopt SFAS No. 106 in its entirety or with modifications, but it reaffirmed that "(1) it is probable that the final decision and order in these dockets will allow, for ratemaking purposes, the full costs of postretirement benefits other than pensions calculated on the basis of SFAS [No.] 106; and (2) it is probable that the difference between the costs of postretirement benefits other than pensions determined under SFAS [No.] 106 and the current pay-as-you-go method from January 1, 1993, through the effective date of the postretirement benefits step increases . . . will be recovered ratably through future rates over a period not extending beyond 2013."

Beginning in the second quarter of 1993 and based upon the interim decisions and orders, HECO and its subsidiaries and YB recognized regulatory assets and deferred for financial reporting purposes the difference between the costs of postretirement benefits other than pensions determined under SFAS No. 106 and such costs under the pay-as-you-go method. Approximately $4.9 million of the regulatory assets established in the second quarter of 1993 related to postretirement benefits expensed in the first quarter of 1993. If the regulatory assets had been established commencing January 1, 1993, the first quarter of 1993 operating income and net income would have been higher by $4.9 million and $3.1 million, respectively. The regulatory assets for postretirement benefits other than pensions totaled approximately $23.6 million as of March 31, 1994.

If the PUC in its final decision and order does not fully adopt SFAS No. 106 for rate-making purposes and if under current accounting guidelines it is concluded that recognition of regulatory assets with respect to the difference between the accrual and the PUC-approved methods would be inappropriate, then the net earnings of the Company would be adversely affected by SFAS No. 106 in 1994 and future years. Management cannot predict with certainty when the final decision in the generic docket will be rendered.

(9)  Accounting changes in 1994
- - -------------------------------

Postemployment benefits

In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation to provide postemployment benefits in accordance with SFAS No. 43, "Accounting for Compensated
Absences," if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. The Company adopted the provisions of SFAS No. 112 on January 1, 1994. The implementation of SFAS No. 112 did not have a material effect on the Company's consolidated financial condition or the results of operations for the first quarter of 1994.

Accounting for certain investments in debt and equity securities

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories and accounted for as follows:

     - Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

     - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

     - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

The Company adopted the provisions of SFAS No. 115 on January 1, 1994. As of March 31, 1994 and December 31, 1993, marketable securities consisted of trading securities, stock in the Federal Home Loan Bank of Seattle and mortgage-backed securities classified as held-to-maturity securities. The implementation of SFAS No. 115 did not have a material effect on the Company's consolidated financial condition or the results of operations for the first quarter of 1994.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)
                                                                                              March 31,      December 31,
(in thousands, except par value)                                                                1994            1993
_________________________________________________________________________________________________________________________
Assets
Utility plant, at cost
   Property, plant and equipment.......................................................         $2,014,151    $1,976,192
   Construction in progress............................................................            125,375       126,342
   Less--accumulated depreciation......................................................           (657,484)     (641,230)
                                                                                                ----------    ----------
         Net utility plant.............................................................          1,482,042     1,461,304
                                                                                                ----------    ----------
Current assets
   Cash and equivalents................................................................                584         1,922
   Customer accounts receivable, net...................................................             50,009        55,614
   Accrued unbilled revenues, net......................................................             30,999        34,735
   Other accounts receivable, net......................................................              6,589         8,398
   Fuel oil stock, at average cost.....................................................             13,842        18,188
   Materials and supplies, at average cost.............................................             19,396        20,239
   Prepayments and other...............................................................              2,577         2,715
                                                                                                ----------    ----------
         Total current assets..........................................................            123,996       141,811
                                                                                                ----------    ----------
Other assets
   Regulatory assets...................................................................             70,676        60,612
   Other...............................................................................             41,153        39,549
                                                                                                ----------    ----------
         Total other assets............................................................            111,829       100,161
                                                                                                ----------    ----------
                                                                                                $1,717,867    $1,703,276
                                                                                                ==========    ==========
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 11,258 shares.........................................         $   75,065    $   75,065
   Premium on capital stock............................................................            220,162       220,197
   Retained earnings...................................................................            274,754       275,401
                                                                                                ----------    ----------
         Common stock equity...........................................................            569,981       570,663
   Cumulative preferred stock
      Not subject to mandatory redemption..............................................             48,293        48,293
      Subject to mandatory redemption..................................................             44,010        45,410
   Long-term debt, net.................................................................            441,807       436,776
                                                                                                ----------    ----------
         Total capitalization..........................................................          1,104,091     1,101,142
                                                                                                ----------    ----------
Current liabilities
   Long-term debt due within one year..................................................             10,961        47,960
   Preferred stock sinking fund requirements...........................................              2,328         1,320
   Short-term borrowings - nonaffiliates...............................................            104,333        28,928
   Short-term borrowings - affiliate...................................................                400        12,000
   Accounts payable....................................................................             38,725        41,808
   Interest and preferred dividends payable............................................             12,766        10,332
   Income taxes payable................................................................              8,324         6,232
   Other taxes accrued.................................................................             19,809        36,959
   Other...............................................................................             21,644        31,036
                                                                                                ----------    ----------
         Total current liabilities.....................................................            219,290       216,575
                                                                                                ----------    ----------
Deferred credits
   Deferred income taxes...............................................................            108,646       107,449
   Unamortized tax credits.............................................................             43,774        43,348
   Other...............................................................................             75,783        69,757
                                                                                                ----------    ----------
         Total deferred credits........................................................            228,203       220,554
                                                                                                ----------    ----------
Contributions in aid of construction...................................................            166,283       165,005
                                                                                                ----------    ----------
                                                                                                $1,717,867    $1,703,276
                                                                                                ==========    ==========

See accompanying notes to HECO's consolidated financial statements.


Hawaiian Electric Company, Inc. and subsidiaries                                                       Three months ended
Consolidated statements of income  (unaudited)                                                               March 31,
                                                                                                 ------------------------------
(in thousands, except for ratio of earnings to fixed charges)                                      1994                 1993
- - -------------------------------------------------------------------------------------------------------------------------------
Operating revenues..........................................................................     $200,098              $205,560
                                                                                                 --------              --------
Operating expenses
Fuel oil....................................................................................       38,618                51,534
Purchased power.............................................................................       62,986                59,715
Other operation.............................................................................       29,711                30,839
Maintenance.................................................................................       10,742                10,690
Depreciation................................................................................       16,117                14,910
Taxes, other than income taxes..............................................................       18,738                19,178
Income taxes................................................................................        7,054                 4,989
                                                                                                 --------              --------
                                                                                                  183,966               191,855
                                                                                                 --------              --------
Operating income............................................................................       16,132                13,705
                                                                                                 --------              --------
Other income
Allowance for equity funds used during construction.........................................        1,951                 1,559
Other, net..................................................................................        1,185                 1,046
                                                                                                 --------              --------
                                                                                                    3,136                 2,605
                                                                                                 --------              --------
Income before interest and other charges....................................................       19,268                16,310
                                                                                                 --------              --------
Interest and other charges
Interest on long-term debt..................................................................        8,012                 6,889
Amortization of net bond premium and expense................................................          247                   174
Other interest charges......................................................................          804                 1,072
Allowance for borrowed funds used during construction.......................................         (871)                 (919)
Preferred stock dividends of subsidiaries...................................................          716                   522
                                                                                                 --------              --------
                                                                                                    8,908                 7,738
                                                                                                 --------              --------
Income before preferred stock dividends of HECO.............................................       10,360                 8,572
Preferred stock dividends of HECO...........................................................        1,084                 1,110
                                                                                                 --------              --------
Net income for common stock.................................................................     $  9,276              $  7,462
                                                                                                 ========              ========
Ratio of earnings to fixed charges (SEC method).............................................         2.58                  2.37
                                                                                                 ========              ========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings (unaudited)
                                                                                                       Three months ended
                                                                                                             March 31,
                                                                                                 ------------------------------
(in thousands)                                                                                       1994              1993
- - -------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period......................................................     $275,401              $249,583
Net income for common stock.................................................................        9,276                 7,462
Common stock dividends......................................................................       (9,923)               (6,649)
                                                                                                 --------              -------
Retained earnings, end of period............................................................     $274,754              $250,396
                                                                                                 ========              ========

See accompanying notes to HECO's consolidated financial statements.


Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)                                                     Three months ended
                                                                                                           March 31,
                                                                                                      -----------------------
                                                                                                         1994         1993
(in thousands)
- - ------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock dividends of HECO.......................................................  $10,360      $  8,572
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation and amortization of property,
         plant and equipment..........................................................................   16,117       14,910
      Other amortization..............................................................................      292          174
      Deferred income taxes...........................................................................    1,211       (1,156)
      Tax credits, net................................................................................      851        1,026
      Allowance for equity funds used during construction.............................................   (1,951)       (1,559)
      Decrease in accounts receivable.................................................................    7,414         7,972
      Decrease in accrued unbilled revenues...........................................................    3,736         2,769
      Decrease (increase) in fuel oil stock...........................................................    4,346          (324)
      Decrease (increase) in materials and supplies...................................................      843          (530)
      Increase in regulatory assets...................................................................  (10,064)      (31,182)
      Decrease in accounts payable....................................................................   (3,083)       (5,749)
      Increase in interest and preferred dividends payable............................................    2,434         1,871
      Changes in other assets and liabilities.........................................................  (14,133)       21,327
                                                                                                        -------       -------
Net cash provided by operating activities.............................................................   18,373        18,121
                                                                                                        -------       -------
Cash flows from investing activities
Capital expenditures..................................................................................  (36,701)      (49,781)
Contributions in aid of construction..................................................................    2,903           773
                                                                                                         ------       -------
Net cash used in investing activities.................................................................  (33,798)      (49,008)
                                                                                                        -------       -------

Cash flows from financing activities
Common stock dividends................................................................................   (9,923)       (6,649)
Preferred stock dividends.............................................................................   (1,084)       (1,110)
Proceeds from issuance of long-term debt..............................................................   16,018         7,353
Repayment of long-term debt...........................................................................  (48,000)         (850)
Redemption of preferred stock.........................................................................     (392)         (400)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities
 of three months or less..............................................................................   63,805         1,309
Other.................................................................................................   (6,337)          579
                                                                                                         ------        ------
Net cash provided by financing activities.............................................................   14,087           232
                                                                                                         ------        ------
Net decrease in cash and equivalents..................................................................   (1,338)      (30,655)
Cash and equivalents, beginning of period.............................................................    1,922        30,883
                                                                                                        -------      --------
Cash and equivalents, end of period...................................................................  $   584      $    228
                                                                                                        =======      ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1994 and 1993
(Unaudited)
- - --------------------------------------------------------------------------------
(1)  Accounting statement
- - -------------------------

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the financial position of HECO and its subsidiaries as of March 31, 1994 and December 31, 1993, and the results of their operations and their cash flows for the three months ended March 31, 1994 and 1993. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1993. The consolidated balance sheet as of December 31, 1993 was derived from audited financial statements.

(2)  Cash flows
- - ---------------
Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                              Three months ended
                                                                  March 31,
                                                               ---------------
(in thousands)                                                   1994     1993
- - -------------------------------------------------------------------------------
Interest....................................................    $6,149   $6,198
                                                                ======   ======
Income taxes................................................    $2,470   $4,245
                                                                ======   ======

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $1,951,000 and $1,559,000 for the three months ended March 31, 1994 and 1993, respectively.

(3)  Commitments and contingencies
- - ----------------------------------
Power purchase agreements

In general, payments under the major power purchase agreements are based upon available capacity and energy. Payments for capacity generally are not required if the contracted capacity is not available, and payments are reduced, under certain conditions, if available capacity drops below contracted levels. In general, the payment rates for capacity have been predetermined for the terms of the agreements. The energy charges will vary over the terms of the agreements and HECO and its subsidiaries may pass on changes in the fuel component of the energy charges to customers through energy cost adjustment clauses in its rate schedules. HECO and its subsidiaries do not operate nor participate in the operation of any of the facilities that provide power under the major agreements. Title to the facilities does not pass to HECO and its subsidiaries upon expiration of the agreements, and the agreements do not contain bargain purchase options with respect to the facilities.

As of March 31, 1994, HECO and its subsidiaries had power purchase agreements for 473 megawatts (MW) of firm capacity representing approximately 22% of the total of their generating capabilities and purchased power firm capacities. Rate recovery is allowed for energy and firm capacity payments under these agreements. Assuming that each of the agreements, except for the agreement with Hilo Coast Processing Company, remains in place and the minimum availability criteria in the power purchase agreements are met, aggregate minimum fixed capacity charges are expected to be approximately $107 million annually in 1994 and 1995, between $99 million and $106 million annually from 1996 through 2015, between $50 million and $77 million annually from 2016 through 2022 and $4 million annually from 2023 through 2028.

HECO is disputing certain amounts (primarily energy charges) billed each month under its power purchase agreements with Kalaeloa Partners, L.P. (Kalaeloa) and AES Barbers Point, Inc. (AES-BP) and has withheld payment of some of the disputed amounts pending resolution. Disputed amounts billed by Kalaeloa and AES-BP through March 31, 1994 for which HECO has withheld payment totaled approximately $2.3 million and $1.6 million, respectively. Approximately $1.1 million of the total amounts withheld, if ultimately paid, are expected to be includable in HECO's energy cost adjustment clause and passed through to customers.

HECO has not recognized any portion of the withheld amounts as an expense or liability in its financial statements. Discussions between HECO and Kalaeloa, and HECO and AES-BP to resolve the disputed billing amounts are continuing. In the event the parties are unable to settle the disputes, both the Kalaeloa and AES-BP power purchase agreements contain provisions whereby either party to the agreement may cause the dispute to be submitted to binding arbitration. Kalaeloa has requested that its dispute with HECO be arbitrated. The arbitrators have been selected and the arbitration commenced in May 1994. Under the agreement, the arbitration proceeding is intended to be completed within 60 days, with the arbitrators to render their decision within 45 days thereafter. Based on information currently available, HECO's management believes that the ultimate outcome of these disputes will not have a material adverse effect on HECO's consolidated financial condition and results of operations.

HELCO's power purchase agreements include an amended power purchase agreement with Hamakua Sugar Company (Hamakua), a power purchase agreement with Puna Geothermal Ventures (PGV) and a power purchase agreement with Hilo Coast Processing Company (HCPC). Hamakua is in a Chapter 11 bankruptcy proceeding and is now conducting a final sugar cane harvest over a period of 10 to 16 months, which began in July 1993. During the harvest, Hamakua has agreed to supply HELCO with 8 MW of firm capacity under an amendment to HELCO's existing power purchase agreement. PGV, an independent geothermal power producer which had experienced substantial delays in commencing commercial operations, passed an acceptance test in June 1993 and is now considered to be a firm capacity source for 25 MW. In March 1994, HCPC, which currently provides 18 MW of firm capacity, issued a written notice of termination to HELCO indicating that it would cease producing power in March 1997, and HELCO in turn issued a written notice of its preliminary intent to purchase the HCPC facility, subject to a number of conditions. Under the terms of the power purchase agreement, HELCO has the option to purchase the facility. HELCO and HCPC will negotiate the "fair market value" of the plant to a party other than HELCO. If the parties can't agree on the "fair market value," the issue may be submitted to arbitration.

HECO power outage

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. The PUC initiated an investigation of the outage by its order dated April 16, 1991. This investigation was consolidated with a pending investigation of an outage that occurred in 1988. The PUC held a hearing on the April 9, 1991 outage in May 1991. The parties to the investigation (HECO, Consumer Advocate and U.S. Department of Defense) agreed that HECO retain an independent consultant to investigate why one of the transmission lines involved in the outage tripped out of service. The PUC approved HECO's retention of Power Technologies, Inc. (PTI) and directed that the objectives of the study be to assess the reliability and overall stability of HECO's electric power system, to identify possible weaknesses, deficiencies and conditions within the system that contributed to the island-wide power outage, and to recommend a plan to increase the reliability of HECO's system and minimize the occurrence of future island-wide outages. PTI's report, with more than 100 recommendations, was submitted to the PUC in August 1993 and HECO filed its comments on the PTI recommendations with the PUC in November 1993. Further proceedings have not been scheduled at this time. Management cannot predict the timing and outcome of any decision and order to be issued by the PUC with respect to the outages or with respect to the recommendations made by PTI.

HECO's PUC-approved tariff rule states that HECO "will not be liable for interruption or insufficiency of supply or any loss, cost, damage or expense of any nature whatsoever, occasioned thereby if caused by accident, storm, fire, strikes, riots, war or any cause not within [HECO's] control through the exercise of reasonable diligence and care." Under the rule, customers had 30 days from the date of the power outage to file claims. HECO received approximately 2,900 customer claims which totaled approximately $7 million. Of the 2,900 claims, approximately 1,450 are for property damage. As of March 31, 1994, HECO had settled approximately 561 of these property damage claims, had settlement offers outstanding with respect to approximately 93 more of these claims and anticipates making settlement offers with respect to the remaining property claims upon receipt and review of appropriate supporting documentation. The settlement offers are being made for purposes of settlement and compromise only, and without any admission by HECO of liability for the outage. Not covered in the settlement offers and requests for documentation are approximately 1,450 claims involving alleged personal injury or economic losses, such as lost profits.

On April 19, 1991, seven direct or indirect business customers on the island of Oahu filed a lawsuit against HECO on behalf of themselves and an alleged class, claiming $75 million in compensatory damages and additional unspecified amounts for punitive damages because of the April 9, 1991 outage. The lawsuit was dismissed without prejudice in March 1993 and subsequently refiled by the plaintiffs. HECO has filed an answer which denies the principal allegations in the complaint, sets forth affirmative defenses, and asserts that the suit should not be maintained as a class action. Discovery proceedings have been initiated. No trial date has been set. In March 1994, HECO filed a motion for an order denying class certification of the lawsuit and the plaintiffs responded with a cross-motion for class certification. Both motions were denied. Plaintiffs have filed a motion seeking clarification of the orders requesting that the court clarify that the effect of the orders was not to decide the class certification issue and HECO responded with its position that the effect of the orders was to deny class certification. Plaintiffs' motion for clarification is pending.

HECO has recorded a liability of $1 million for the total amount of expected defense costs and settlements with respect to the outage. In the opinion of management, losses (if any) in excess of that for which provision has been made, net of estimated insurance recoveries, resulting from the ultimate outcome of the lawsuit and claims related to the April 9, 1991 outage will not have a material adverse effect on the Company or consolidated HECO.

HELCO reliability investigation.

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

HELCO's generation margin has improved with the addition of a 20-MW combustion turbine in August 1992, PGV's commencement of commercial operations and Hamakua's temporary return to commercial operation.

HELCO is proceeding with plans to install two 20-MW combustion turbines in 1995, followed by an 18-MW heat steam recovery generator in 1997, at which time these units will be converted to a combined-cycle unit, subject in each case to obtaining necessary permits and approvals. The PUC has issued a decision and order approving expenditures for the first 20-MW combustion turbine; evidentiary hearings on the other portions of the unit are scheduled for July 1994. HELCO has encountered procedural and other difficulties in obtaining the necessary Conservation District Use Permit (CDUP) which would allow the combined cycle unit to be constructed at the Keahole site, including intervenors filing for a contested case hearing which has been postponed indefinitely. Further, Kawaihae Cogeneration Partners and Enserch Development Corp. have each filed separate complaints against HELCO with the PUC alleging that rather than having HELCO build the combined cycle unit, they are entitled to a power purchase contract to provide the capacity. The Board of Land and Natural Resources is expected to address the CDUP at its May 13, 1994 meeting. If the CDUP were denied, HELCO would explore other available alternatives, including nonutility generators, to meet the projected energy needs. However, in the event of a delay or denial, management believes that there may be rolling blackouts before construction could be completed or any such alternative could be implemented.

(4)  Summarized financial information
- - -------------------------------------
Summarized financial information for HECO's consolidated subsidiaries, HELCO and MECO, is as follows:

                                            HELCO                       MECO
                                  -----------------------    ----------------------
                                  March 31,  December 31,    March 31,  December 31,
(in thousands)                     1994            1993          1994          1993
- - ------------------------------------------------------------------------------------
Balance sheet data

Current assets.................   $ 20,607    $ 22,161       $ 22,250    $ 31,465
Noncurrent assets..............    307,994     297,847        255,651     252,680
                                  --------    --------       --------    --------
                                  $328,601    $320,008       $277,901    $284,145
                                  ========    ========       ========    ========
Common stock equity............   $102,250    $102,438       $ 98,208    $ 97,569
Cumulative preferred stock
    Not subject to mandatory
     redemption................     10,000      10,000          8,000       8,000
    Subject to mandatory
      redemption...............      8,100       8,100          7,135       7,135
Current liabilities............     43,127      42,615         25,925      35,027
Noncurrent liabilities.........    165,124     156,855        138,633     136,414
                                  --------    --------       --------    --------
                                  $328,601    $320,008       $277,901    $284,145
                                  ========    ========       ========    ========


                                             HELCO                 MECO
                                      -------------------   -------------------
                                      Three months ended   Three months ended
                                           March 31,            March 31,
                                      -------------------   -------------------
(in thousands)                          1994       1993        1994      1993
- - -------------------------------------------------------------------------------
Income statement data

Operating revenues..................  $28,951     $26,579     $27,361   $26,009
Operating income....................    2,403       2,273       3,628     2,151
Net income for common stock.........    1,353         809       1,948     1,346

(5)  Reconciliation of electric utility operating income per HEI and HECO
- - -------------------------------------------------------------------------
     consolidated statements of income
     ---------------------------------

                                                        Three months ended
                                                              March 31,
                                                        -------------------
(in thousands)                                           1994        1993
- - ---------------------------------------------------------------------------
Operating income from regulated and nonregulated
 activities before income taxes (per HEI
 consolidated statements of income)................     $24,324     $19,717
Deduct:
  Income taxes on regulated activities.............      (7,054)     (4,989)
  Revenues from nonregulated activities............      (1,208)     (1,086)
Add:
  Expenses from nonregulated activities............          70          63
                                                        -------     -------

Operating income from regulated activities after
 income taxes  (per HECO consolidated statements
 of income)........................................     $16,132     $13,705
                                                        =======     =======

(6)  Postretirement benefits other than pensions
- - ------------------------------------------------

HECO and its subsidiaries provide medical, dental, vision, life insurance and other benefits to eligible employees upon their retirement, with contributions by retirees toward costs based on their years of service. Employees are eligible for these benefits if, upon retirement, they participate in one of the Company's defined benefit pension plans. Currently, no funding has been provided for these benefits. Through December 31, 1992, the cost of these benefits had not been recognized until paid. Accordingly, no provision was made for future postretirement benefits other than pensions to existing or retired employees.

Effective January 1, 1993, HECO and its subsidiaries adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual, during the years that an employee renders the necessary service, of the expected cost of providing postretirement benefits other than pensions to that employee and the employee's beneficiaries and covered dependents. The transition obligation is being recognized on a delayed basis over 20 years.

In February 1992, the PUC opened a generic docket to determine whether SFAS No. 106 should be adopted for rate-making purposes. On July 15, 1993, the PUC issued an interim decision and order in the generic docket, amending an earlier interim decision and order to state that it is probable that its final decision will allow, for rate-making purposes, the full costs of postretirement benefits other than pensions calculated on the basis of SFAS No. 106. Upon request of HECO and its subsidiaries, on January 11, 1994, the PUC issued another interim decision and order which stated that it has "determined that it will allow each utility to calculate, for ratemaking purposes, the full costs of postretirement benefits other than pensions on an accrual basis, rather than the current pay-as-you-go basis." The PUC further stated that it has not yet decided whether to adopt SFAS No. 106 in its entirety or with modifications, but it reaffirmed that "(1) it is probable that the final decision and order in these dockets will allow, for ratemaking purposes, the full costs of postretirement benefits other than pensions calculated on the basis of SFAS [No.] 106; and (2) it is probable that the difference between the costs of postretirement benefits other than pensions determined under SFAS [No.] 106 and the current pay-as-you-go method from January 1, 1993, through the effective date of the postretirement benefits step increases . . . will be recovered ratably through future rates over a period not extending beyond 2013."

Beginning in the second quarter of 1993 and based upon these interim decisions and orders, HECO and its subsidiaries recognized regulatory assets and deferred for financial reporting purposes the difference between the costs of postretirement benefits other than pensions determined under SFAS No. 106 and such costs under the pay-as-you-go method. Approximately $4.7 million of the regulatory assets established in the second quarter of 1993 related to postretirement benefits expensed in the first quarter of 1993. If the regulatory assets had been established commencing January 1, 1993, the first quarter of 1993 operating income (per HEI consolidated statement of income) and net income would have been higher by $4.7 million and $2.9 million, respectively. The regulatory assets for postretirement benefits other than pensions totaled approximately $22.0 million as of March 31, 1994.

If the PUC in its final decision and order does not fully adopt SFAS No. 106 for rate-making purposes and if under current accounting guidelines it is concluded that recognition of regulatory assets with respect to the difference between the accrual and the PUC approved methods would be inappropriate, then the net earnings of consolidated HECO would be adversely affected by SFAS No. 106 in 1994 and future years. Management cannot predict with certainty when the final decision in the generic docket will be rendered.

(7)  Accounting change in 1994
- - ------------------------------

Postemployment benefits

In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation to provide postemployment benefits in accordance with SFAS No. 43, "Accounting for Compensated Absences," if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. HECO and its subsidiaries adopted the provisions of SFAS No. 112 on January 1, 1994. The implementation of SFAS No. 112 did not have a material effect on consolidated HECO's financial condition or the results of operations for the first quarter of 1994.

Item 2. Management's discussion and analysis of financial condition and
- - -----------------------------------------------------------------------
        results of operations
        ---------------------

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

                             RESULTS OF OPERATIONS
Consolidated
- - ------------

                                  Three months ended
                                       March 31,
                                  ------------------
(in thousands, except per                                     %       Primary reason(s) for significant
share amounts)                    1994          1993        Change                change*
- - ---------------------------------------------------------------------------------------------------------------
Revenues......................  $265,042     $279,348         (5)     Electric utility and "other" segments

Operating Income..............    33,404       28,331         18      Increases at the electric utility and
                                                                      savings bank segments, partly offset by
                                                                      the "other" segment
Income from continuing
 operations...................  $ 11,788     $  9,292         27      Higher operating income, partly offset
                                                                      by higher interest expense due to higher
                                                                      borrowings and higher income taxes
Income from discontinued
 operations...................        --        1,800       (100)     Reversal of a reserve for the disposal of
                                                                      HERS after the sale of HERS in March 1993
                                --------     --------
Net Income....................  $ 11,788     $ 11,092          6
                                ========     ========
Earnings per common
 share
  Continuing operations.......  $   0.42     $   0.38         11      See above
  Discontinued
   operations.................       --          0.07       (100)     See above
                                --------     --------
                                $   0.42     $   0.45         (7)
                                ========     ========
Weighted average
 number of common
 shares outstanding...........    27,768       24,860         12       Public offering of 2.0 million shares of
                                                                       common stock completed in August 1993
                                                                       and shares issued through the HEI dividend
                                                                       reinvestment and stock purchase plan

*  Also see segment discussions which follow.

For the three months ended March 31, 1994, HEI reported net income of $11.8 million, or $0.42 per share, compared to $11.1 million, or $0.45 per share, in the same period of 1993. Net income increased due to higher earnings at the electric utility and savings bank segments, partly offset by the reversal of a reserve for the disposal of HERS after the sale of HERS in 1993. Net income for the first quarter of 1993 was reduced by $3.1 million for net postretirement benefits other than pensions expense, which expense was subsequently reversed as a result of an amended interim decision by the PUC and recognized as a regulatory asset in the second quarter of 1993. Without the postretirement benefits other than pension expense in the first quarter of 1993, first quarter 1994 consolidated net income and electric utility net income would not have shown an increase over the prior year quarter.

Dividends are paid by HEI as and when declared at the discretion of HEI's Board of Directors. HEI and its predecessor company, HECO, have paid dividends continuously since 1901. Dividends per share have been higher each year for the past 30 years. Dividends per share growth is a major goal for the Company, however, HEI must balance short-term and long-term goals. Management is concerned that HEI's dividend payout ratio is too high. Over the next few years HEI's management intends to recommend to HEI's Board of Directors to moderate dividend growth until its payout ratio returns to a more acceptable level.

Following is a general discussion of revenues, expenses and operating income by business segment.

Electric utility
- - ----------------

                                     Three months ended
                                         March 31,
                                    -------------------
(in thousands, except per                                            %         Primary reason(s) for significant
 barrel amounts)                    1994           1993           change                  change
- - ------------------------------------------------------------------------------------------------------------------------
Revenues......................       $201,306       $206,646          (3)      Lower fuel oil prices which are passed
                                                                               on to customers, partly offset by a
                                                                               4.2% increase in KWH sales
Expenses
 Fuel oil.....................         38,618         51,534         (25)      Lower fuel oil prices and KWHs generated

 Purchased power..............         62,986         59,715           5       Higher KWHs purchased

 Other........................         75,378         75,680          --       Lower postretirement benefits other than
                                                                               pensions expense due to the recognition
                                                                               of $4.7 million of expense in the first
                                                                               quarter of 1993 (which expense was
                                                                               reversed in the second quarter of 1993),
                                                                               partly offset by higher 1994 other
                                                                               operation expense and depreciation expense

Operating income..............         24,324         19,717          23       Lower postretirement benefits other than
                                                                               pensions expense due to the recognition
                                                                               of $4.7 million of expense in the first
                                                                               quarter of 1993 (which expense was
                                                                               reversed in the second quarter of 1993)

Net income....................          9,276          7,462          24       Higher operating income, partially
                                                                               offset by higher effective tax rate

Fuel oil price per barrel.....          16.33          21.17         (23)

Operating income for the electric utility segment was up 23% for the three months ended March 31, 1994. The increase in operating income is primarily due to prior year's postretirement benefits other than pensions expense of $4.7 million which was subsequently reversed as a result of an amended interim decision by the PUC and reflected as a regulatory asset in the second quarter of 1993 and an increase in consolidated kilowatthour sales of 4.2% from the first quarter of 1993 due in part to an increase in tourism. See note (6) in HECO's "Notes to consolidated financial statements." Without the $4.7 million additional postretirement benefits expense in the first quarter of 1993, electric utility operating income in the first quarter of 1994 would have been lower than the first quarter of 1993 due in part to higher other operation expenses, including transmission and distribution expenses, and higher depreciation expense due to additions to plant in service in 1993.

HEI infused $45 million of common stock equity into its electric utility subsidiaries in 1993 in support of their capital expenditure programs. As anticipated, HECO and its subsidiaries were not able to earn an adequate return on that new equity during the first quarter of 1994. At the start of the second quarter, however, the PUC granted an interim rate increase that recognizes the increased investment in capital facilities on the island of Oahu. See "Pending rate requests" below. Continued regulatory support from the PUC is important to the future operating results of the electric utility companies.

Competition

The electric utility industry in general has become increasingly more competitive as a result of such factors as regulatory and technological developments. The level of competition is affected by various factors including price, reliability of service, new technologies and governmental regulations. The National Energy Policy Act of 1992 encourages competition by allowing both utilities and nonutilities to form nonregulated generation subsidiaries to supply additional electric energy without being restricted by the Public Utility Holding Company Act of 1935.

In addition to independent power producers, a new kind of competitor--the energy service company--is seeking customers in government and private business and promising to help them reduce utility bills. On Oahu, one of these companies worked with a large military housing project, installing energy-efficient air-conditioning, water heating and other equipment, which decreased the facility's electric consumption by one third.

In response to competition, HECO and its subsidiaries are taking certain actions to heighten its focus on providing reliable electric service at reasonable costs, as well as to offer customers new choices regarding the services provided.

Regulation of electric utility rates

The PUC has broad discretion in its regulation of the rates charged by HEI's electric utility subsidiaries. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters or any delay in rendering a decision in a rate proceeding could have a material adverse effect on the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim decision in a rate case within 10 months from the date of filing a complete application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed), but there is no limitation on the time within which it must render a final decision.

Pending rate requests.

In July 1993, HECO applied to the PUC for permission to increase electric rates, based on a 1994 test year and a 12.6% return on average common equity (which was later increased to 12.75%). In December 1993, HECO applied to the PUC for permission to increase electric rates, based on a 1995 test year and a 12.3% return on average common equity. Both requests combined represent a 16.7% increase over rates in effect at the time of the filings, or approximately $106 million in annual revenues. The requested increases are needed to cover rising operating costs, to cover the cost of new capital projects to maintain and improve service reliability, to cover additional expenses associated with proposed changes in depreciation rates and methods and to establish a self-insured property damage reserve for transmission and distribution property in the event of catastrophic disasters. On March 31, 1994, HECO received an interim decision and order from the PUC on its rate increase application based on a 1994 test year authorizing an increase of $34.2 million in annual revenues, or approximately 5.5%. The increase was effective April 1, 1994 and is based on a 12.0% return on average common equity. HECO had proposed interim rate relief of approximately $39.9 million in annual revenues. Another interim increase of approximately $1.4 million in annual revenues for nonbargaining unit wage increases became effective May 1, 1994. The interim rate increases are subject to refund with interest, pending the final outcome of the case.

In November 1993, HELCO applied to the PUC for permission to increase electric rates to provide approximately $15.8 million in annual revenues, or a 13.4% increase over present rates. The requested increase is based on a 1994 test year and a 12.4% return on average common equity. The increase is needed to cover plant, equipment and operating costs necessary to maintain and improve service and provide reliable power for its customers. HELCO anticipates that evidentiary hearings will be held in the third quarter of 1994.

In November 1991, MECO filed a request to increase rates by approximately $18.3 million annually, or approximately 17% above the rates in effect at the time of the filing. Evidentiary hearings were held in January 1993 and, at the conclusion of the hearings, MECO's final requested increase was adjusted to approximately $11.4 million annually, or approximately 10% above the rates then in effect, in several steps in 1993. The decrease in the requested rate increase resulted primarily from a reduced cost of capital, lower administrative and general expenses and other revisions to MECO's estimated revenue requirements for the 1993 test year used in the rate case. MECO's revised request reflects a return on average common equity of 13.0%. In 1993, MECO received four interim decisions which authorized step increases totaling $8.2 million in annual revenues, or 7.2%, based on a 12.75% return on average common equity. The interim rate increases are subject to refund with interest, pending the final outcome of the case.

Management cannot predict with certainty when decisions in the rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

HECO purchased power billing disputes

HECO is disputing certain amounts billed each month under its purchased power agreements with Kalaeloa Partners, L.P. and AES Barbers Point, Inc. and has withheld payment of some of the disputed amounts pending resolution. See "Power purchase agreements" under note (3) in HECO's "Notes to consolidated financial statements" for a further discussion of this matter.

HECO power outage

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. See "HECO power outage" under note (3) in HECO's "Notes to consolidated financial statements" for a discussion of HECO's contingent liabilities related to the outage.

HELCO reliability investigation and generation margin

The PUC initiated an investigation into the reliability of HELCO's system in July 1991. See "HELCO reliability investigation" under note (3) in HECO's "Notes to consolidated financial statements" for a discussion of this matter. Also see
Part II, Item 5, "Other information, Nonutility generation," for a further discussion of two of HELCO's purchased power suppliers.

Waiau-CIP transmission lines

In 1993, the PUC held hearings concerning Part 2 of the proposed Waiau-CIP 138-kilovolt transmission lines. These lines will be a part of a second transmission corridor in West Oahu, running approximately 15 miles between Campbell Industrial Park (CIP) and HECO's Waiau power plant. The new lines are needed
(1) to increase system reliability by locating the new lines in a separate corridor from the existing lines, (2) to provide additional transmission capacity to meet expected load growth and (3) to provide transmission capacity for existing and new power generation projects planned for West Oahu. HECO experienced community opposition over the proposed placement of portions of these lines based in part on the potential effects of the lines on aesthetics and the concern of some that the electric and magnetic fields (EMF) from the power lines may have adverse health effects. HECO witnesses addressed EMF, the route selection process (which involved extensive public input), as well as engineering and related subjects. One proposal by those who oppose the route of the overhead lines is to place Part 2 of the Waiau-CIP lines underground. HECO estimated that this proposal would cost approximately $100 million more than the cost of overhead lines. In April 1994, the PUC issued a decision on Part 2 of the Waiau-CIP lines which permits HECO to construct the lines above ground. While the PUC recognized the concerns of aesthetics and EMF, it felt that neither concern was sufficient to justify the added cost of undergrounding the lines. In May 1994, the state Supreme Court was asked to overturn the PUC's ruling that allows HECO to construct the lines above ground. Management cannot predict with certainty the final outcome of this development or the impact the final outcome may have on the cost of the lines or on system reliability.

Undergrounding of utility lines

There is a proposal before the Honolulu City Council for the mandatory undergrounding of utility lines "whenever possible," except in some remote areas. HECO opposes the proposal in its current form because the resulting costs could place too much of a burden on our customers. Management believes the cost of undergrounding utility lines would be recoverable in rates. However, management cannot predict with certainty the ultimate outcome of such proposals or the impact of such proposals on HECO or the Company.

Savings bank
- - ------------

                                Three months ended
                                     March 31,
                                ------------------
                                                         %
(in thousands)                   1994        1993      change     Primary reason(s) for significant change
- - --------------------------------------------------------------------------------------------------------------
Revenues......................  $50,083      $49,263      2       Higher average loan balance, partly offset by
                                                                  lower yields on interest-earning assets and
                                                                  lower average balances on mortgage-backed
                                                                  securities and investments

Operating income..............   10,620        9,588     11       Higher net interest income due to higher net
                                                                  average earning assets balance and higher
                                                                  interest rate spread, partly offset by higher
                                                                  administrative and general expenses

Net income....................    6,207        5,668     10       Higher operating income, partly offset by
                                                                  higher taxes

Interest rate spread..........     3.83%        3.76%             44 basis points decrease in the weighted
                                                                  average rate on interest-bearing
                                                                  liabilities, partly offset by 37 basis
                                                                  points decrease in the weighted average
                                                                  yield on interest-earning assets

The savings bank segment posted increases in operating income of 11% for the quarter over the same period last year. The improved performance is a result of higher loan balances and higher interest rate spread. ASB's interest rate spread--the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities--widened to 3.83% in the quarter from 3.76% in the comparable period of 1993. For the first quarter of 1994, the average loan balance was up $296 million and the average deposit balance was up $68 million from levels in the first quarter of 1993.

In 1994, the federal funds rate increased in three increments of 0.25% each. The federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on consumer rates, was 3.50% as of March 31, 1994 and 3.75% as of April 18, 1994.

The yields on U.S. Treasury bonds increased as a result of the higher short-term interest rates. Mortgage and other loan rates are based on key treasury rates. Financial institutions incurring higher costs of funds can react by raising the interest rate on new loans and setting higher repricing rates on adjustable rate loans.

The rate increases did not significantly impact ASB's net interest income during the first quarter of 1994. Higher interest rates on mortgage loans can take about three to 12 months to impact portfolio yields through loan originations and repricing of adjustable rate loans. Cost of interest bearing liabilities remained stable during the first quarter of 1994. However, ASB's cost of interest bearing liabilities may increase in the future, which may result in a decreased interest rate spread and lower net interest income than there otherwise would have been.

During the first quarter of 1994, ASB's securities held for trading experienced a $0.9 million decrease in value which was primarily due to the higher yields on U.S. Treasury bonds resulting in lower market values in fixed income securities. Management cannot predict future changes in bond yields or their impact on the value of ASB's portfolio of securities held for trading.

Other
- - -----

                                          Three months ended
                                               March 31,
                                         --------------------
                                                                   %
(in thousands)                            1994        1993      change         Primary reason(s) for significant change
- - ---------------------------------------------------------------------------------------------------------------------------
Revenues...........................      $13,653    $23,439        (42)        MPC - Bulk sale of land for $10 million
                                                                               of proceeds and immaterial gain in 1993
                                                                               HEIIC -Gain on leveraged lease refinancing
                                                                               in 1993

Operating loss.....................       (1,540)      (974)       (58)        HEIIC - Gain on leveraged lease refinancing
                                                                               in 1993
                                                                               Offset by:
                                                                                 HTB-Postretirement benefits other than
                                                                                 pensions expense which was recorded in the
                                                                                 first quarter of 1993 and subsequently
                                                                                 reversed and reflected as a regulatory
                                                                                 asset in the second quarter of 1993
                                                                                 MPC-higher unit sales in 1994

The "Other" business segment includes results of operations from HTB and its subsidiary, YB, which are maritime freight transportation companies; HEIIC, which is a company primarily holding investments in leveraged leases; MPC and its subsidiaries, which are real estate investment and development companies; HEI and HEIDI, which are parent companies; and eliminations of intercompany transactions.

Freight transportation

The freight transportation subsidiaries recorded operating income of $0.2 million in the first quarter of 1994 compared with an operating loss of $0.2 million in the first quarter of 1993. The improvement in operating income was primarily due to postretirement benefits other than pensions expense of $0.2 million which was recorded in the first quarter of 1993 and subsequently reversed as a result of an amended interim decision by the PUC and reflected as a regulatory asset in the second quarter of 1993. HTB and YB have been negatively impacted by the slow economy, the slowing in Hawaii's construction activity and HTB's exiting the business of shipping of heavy fuel oil at the end of 1993 due to concerns about the potential unlimited liability for oil spills under the Federal Oil Pollution Act of 1990.

YB plans to file with the PUC its application for a rate increase and its cost of service study in mid-May 1994.

Real estate

In 1993 and the first three months of 1994, MPC's real estate development activities were adversely impacted by economic conditions. The real estate market experienced slowdowns due to the weakness in Hawaii's economy and lack of consumer confidence. For the three months ended March 31, 1994, MPC recorded an operating loss of $25,000 compared to an operating loss of $0.6 million in the same period last year primarily due to higher unit sales in 1994 and lower general and administrative expenses.

In March 1994, MDC's Baldwin*Malama partnership closed on a option to purchase approximately 147 acres of land on the island of Maui for future development from BPPI for a purchase price of $9.9 million.

For further information on MPC, see note (5) in HEI's "Notes to consolidated financial statements."

Investments in leverage leases

In 1993, HEIIC refinanced the nonrecourse debt supporting a leveraged lease, resulting in additional operating income of approximately $1 million in the first quarter of 1993.

Interest expense--electric utility and other
- - --------------------------------------------

Interest expense--electric utility and other, applicable to continuing operations, increased 2.5% when compared to the same period last year. The increase was primarily due to higher long-term debt at the utility level.

Income taxes
- - ------------

The effective tax rates on income from continuing operations for the three months ended March 31, 1994 and 1993 were 44.8% and 43.4%, respectively. The increase is primarily due to the 1% federal income tax rate increase retroactive to January 1, 1993, but recorded beginning in the third quarter of 1993.

Discontinued operations
- - -----------------------

HERS

For a discussion of the discontinued operations of HERS, see note (2) in HEI's "Notes to consolidated financial statements."

HIG

For a discussion of the discontinued operations of HIG, see note (2) in HEI's "Notes to consolidated financial statements."

Accounting changes
- - ------------------

Accounting for income taxes

On January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The resulting change in the method of accounting for income taxes did not have a material effect on the Company's financial condition or results of operations primarily due to the regulated nature of the electric utility subsidiaries and YB.

Accounting for postretirement benefits other than pensions

For discussions of accounting for postretirement benefits other than pensions, see note (8) in HEI's "Notes to consolidated financial statements" and note (6) in HECO's "Notes to consolidated financial statements."

Postemployment benefits

For discussions of accounting for postemployment benefits, see note (9) in HEI's "Notes to consolidated financial statements" and note (7) in HECO's "Notes to consolidated financial statements."

Accounting for certain investments in debt and equity securities

For a discussion of accounting for certain investments in debt and equity securities, see note (9) in HEI's "Notes to consolidated financial statements."

Future accounting changes
- - -------------------------

Accounting by creditors for impairment of a loan

In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The provisions of SFAS No. 114 must be adopted by ASB no later than January 1, 1995. If SFAS No. 114 were adopted on January 1, 1994, it would not have had a material effect on the Company's consolidated financial condition or the results of operations for the first quarter of 1994.

Environmental matters
- - ---------------------
HEI and its subsidiaries are subject to numerous laws and regulations which are designed to protect the environment, and include air and water quality controls, hazardous waste and toxic substance controls and the Federal Oil Pollution Act of 1990. HEI's electric utility subsidiaries are exempt from certain environmental requirements applicable on the U.S. mainland. For example, the electric utility subsidiaries are exempt from the acid rain provisions of the 1990 Clean Air Act Amendments. However, HEI and its subsidiaries are subject to environmental laws and regulations which could potentially impact the Company in terms of operating existing facilities, constructing and operating new facilities and ensuring the proper cleanup and disposal of hazardous waste and toxic substances. Management believes that the recovery through rates of most, if not all, of any costs incurred by HECO and its subsidiaries in complying with these environmental requirements would be allowed by the PUC. However, as with other costs reviewed by the PUC in the rate-making process, costs incurred by HECO and its subsidiaries in complying with these environmental requirements may not be fully allowed by the PUC for rate-making purposes. Based on information available to the Company to date, management is not aware of any contingent liabilities relating to environmental matters that could have a material adverse effect upon the Company or consolidated HECO.

                              FINANCIAL CONDITION

Liquidity and capital resources
- - -------------------------------

The Company and consolidated HECO believe that their ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund their construction programs and to cover debt retirements and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI was as follows:


(in millions)                     March 31, 1994            December 31, 1993
- - -----------------------------------------------------------------------------
Short-term borrowings..........  $  114       8%            $   40        3%
Long-term debt, net............     647      43                698       47
Preferred stock of electric
 utility subsidiaries..........      95       6                 95        6
Common stock equity............     647      43                643       44
                                 ------     ----            ------      ----
                                 $1,503     100%            $1,476      100%
                                 ======     ====            ======      ====

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank are not included in the table above.

For the first three months of 1994, net cash used in operating activities was $1 million. Net cash used in investing activities was $176 million, largely due to an increase in ASB's loans receivable and mortgage-backed securities and consolidated HECO's capital expenditures. Net cash provided by financing activities was $140 million, due primarily to a net increase in advances from the Federal Home Loan Bank, deposit liabilities and short-term borrowings, partly offset by net repayments of long-term debt and common stock dividends.

Pursuant to the settlement agreement discussed in note (2) in HEI's "Notes to consolidated financial statements," in April 1994, HEI deposited $32 million in an escrow account for future distribution to the Insurance Commissioner as Rehabilitator/Liquidator of the HIG Group in return for a final dismissal of the lawsuit against HEI, HEIDI and certain officers and directors and a release of claims against HEI, its affiliates and their past and present officers and directors. HEI funded the escrow deposit out of available cash and short-term borrowings.

Total HEI consolidated financing requirements for the years 1994 through 1998, including net capital expenditures, debt retirements and sinking fund requirements, are currently estimated to total $1.4 billion. Of this amount, approximately $0.9 billion are for net capital expenditures (mostly relating to the electric utility companies' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 42% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. Over the five-year period 1994 through 1998, HEI estimates that it will require approximately $225 million in common equity, other than retained earnings, which is expected to be provided principally by HEI's Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan.

HEI plans to issue approximately one million additional common shares in a public offering in either late 1994 or early 1995, depending on market conditions.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

Electric utility

HECO's consolidated capital structure was as follows:


(in millions)                       March 31, 1994              December 31, 1993
- - -------------------------------------------------------------------------------------
Short-term borrowings from
 nonaffiliates and affiliate.    $104              8%        $ 41                3%
Long-term debt, net..........     453             37          485               41
Preferred stock..............      95              8           95                8
Common stock equity..........     570             47          570               48
                               ------            ----      ------              ----
                               $1,222            100%      $1,191              100%
                               ======            ====      ======              ====

In the first quarter of 1994, HECO and its subsidiaries redeemed $48 million of first mortgage bonds prior to the bonds' scheduled maturity dates. The first mortgage bonds redeemed had original maturity dates between April 2001 and December 2016 and interest rates between 8.5% and 10.75%. During the quarter, HECO and its subsidiaries had also drawn $16 million of the proceeds from the sale of special purpose revenue bonds.

Operating activities provided $18 million in net cash during the first three months of 1994. Investing activities used cash of $34 million for capital expenditures net of contributions in aid of construction. Financing activities provided $14 million in net cash primarily from increased short-term borrowings.

The electric utility's consolidated financing requirements for the years 1994 through 1998, including net capital expenditures, debt retirements and sinking fund payment requirements, are estimated to total $1.0 billion. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are currently expected to provide approximately 50% of the total $1.0 billion in requirements, with debt and equity financing providing the remaining requirements. HECO currently estimates that it will require approximately $100 million in common equity, other than retained earnings, over the five-year period 1994 through 1998. The PUC must approve issuances of long-term debt and equity for HECO, HELCO and MECO.

Capital expenditures include projects which are required to meet expected load growth and improve reliability, and projects to replace and upgrade existing equipment. Net capital expenditures for the five-year period 1994 through 1998 are currently estimated to total $0.9 billion. Approximately 70% of gross capital expenditures, including AFUDC and capital expenditures funded by third party cash contributions in aid of construction, is for transmission and distribution projects, with the remaining 30% primarily for generation projects.

For 1994, electric utility net capital expenditures are estimated to be $205 million and gross capital expenditures are estimated to be $240 million, of which approximately 65% is for transmission and distribution projects. An estimated $45 million of gross capital expenditures is planned for new generation projects. Drawdowns of proceeds from the sale of tax-exempt special purpose revenue bonds, sales of common stock to HEI and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures.

Capital expenditure estimates and the timing of construction projects are reviewed periodically by management and may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of kilowatthour sales and peak load, the availability of alternate energy and purchased power sources, the availability of generating sites and transmission and distribution corridors, the ability to obtain adequate and timely rate relief, escalation in construction costs, demand-side management programs and requirements of environmental and other regulatory and permitting authorities.

At March 31, 1994, approximately $40.2 million of the proceeds from the sale of special purpose revenue bonds was available to be used and an additional $47 million of revenue bonds was authorized by the Hawaii legislature for issuance prior to the end of 1995. A bill for legislative authorization of an additional $170 million of revenue bonds in aggregate for HECO, HELCO and MECO for issuance prior to the end of 1997 was passed by the Hawaii legislature during the second quarter of 1994 and is currently before the Governor.

Savings bank

                                 March 31,          December          %
(in millions)                      1994               1993          change
- - --------------------------------------------------------------------------
Assets..........................  $2,762              $2,618           5
Loans receivable................   1,829               1,735           5
Mortgage-backed securities......     682                 630           8
Deposit liabilities.............   2,147               2,092           3

At December 31, 1993, ASB was the second largest savings bank in the state based on total assets of $2.6 billion. Since December 31, 1988, ASB's loans and deposits have more than doubled. Loans and deposits continue to grow, although at a slower pace than in the past.

For the first three months of 1994, cash used by investing activities was $143 million, due largely to the origination of loans receivable and purchase of mortgage-backed securities, offset by principal repayments. Cash provided by financing activities included a net increase of $87 million in advances from the Federal Home Loan Bank and $55 million in deposit liabilities, offset by common stock dividends of $4 million.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from the receipt of interest and principal on outstanding loans and mortgage-backed securities, borrowings from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase and other sources. Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision (OTS). ASB was in compliance with OTS liquidity requirements as of March 31, 1994.

OTS regulations require each savings association to have regulatory capital at least sufficient to meet three requirements: tangible capital and core (leverage) capital of 1.5% and 3.0%, respectively, of adjusted total assets; and a risk-based capital standard equal to 8.0% of risk-adjusted assets. As of March 31, 1994, ASB was in full compliance with the minimum capital requirements with a tangible capital ratio of 5.0%, a core capital ratio of 5.4% and risk-based capital of $153.9 million, $44.3 million in excess of the minimum requirement.

The OTS has adopted a new rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement. The regulation is effective January 1, 1994; however, the requirement that thrifts incorporate IRR into their risk-based capital calculations, based on the OTS Thrift Financial Report as of December 31, 1993, is effective July 1, 1994. Institutions with an "above normal" level of IRR exposure will be required to hold additional capital. "Above normal" IRR is defined as any decline in market value of an institution's portfolio equity in excess of 2% of the market value of its assets, which would result from an immediate 200 basis point change in interest rates. The OTS regulation will require a savings association with an "above normal" level of IRR exposure to hold one-half of the "above normal" IRR times the market value of its assets as capital in addition to its existing 8% risk-based capital requirement. Based on IRR reported as of December 31, 1993, ASB would not have been required to hold additional capital if the new rule had been in effect at that time.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a statutory framework for closer monitoring of insured depository institutions in order to ensure "prompt corrective action" by regulators as an institution's capital position declines. The OTS rules for prompt corrective action, effective on December 19, 1992, define the capital measures for five capital categories (well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized), and provide for progressively more stringent restrictions and supervision as capital levels decline. To be classified as "well-capitalized," an institution must have a "leverage ratio" of 5%, a "Tier-1 risk-based ratio" of 6% and a "total risk-based ratio" of 10%. As of March 31, 1994, ASB believes that based on OTS capital standards it would have been classified as "well-capitalized" with a leverage ratio of 5.4%, a Tier-1 risk-based ratio of 10.8% and a total risk-based ratio of 11.2%.

The OTS is currently considering proposed regulations which will increase capital requirements. One of the proposed regulations includes increasing core capital requirements to either 4% or 5% for many savings associations. Under the proposed regulation, ASB believes it would be required to comply with a 4% requirement. As of March 31, 1994, ASB would have been in compliance with the proposed 4% requirement with a core capital ratio of 5.4%.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for anticipated growth.

                          PART II - OTHER INFORMATION
- - --------------------------------------------------------------------------------


Item 1.  Legal proceedings
- - --------------------------

There are no significant developments except as set forth in HEI's and HECO's "Notes to consolidated financial statements," management's discussion and analysis of financial condition and results of operations and Item 5, "Other information."

Item 4.  Submission of matters to a vote of security holders
- - ------------------------------------------------------------

HEI

The Annual Meeting of Stockholders of HEI was held on April 19, 1994. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 10, 1994, the record date for the Annual Meeting, there were 27,747,718 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors.

The results of the election of the Class I director-nominees and independent auditor are as follows:

                                                                    Common Stock
                                              -------------------------------------------------------------
                                                                                                    Broker
                                               For          Withheld     Against      Abstain      nonvotes
                                              ----------    --------    --------      --------    ---------
Election of Class I Directors:
  Robert F. Clarke                             22,813,498   285,364                               4,648,856
  John D. Field                                22,795,049   303,813                               4,648,856
  A. Maurice Myers                             22,786,367   312,495                               4,648,856
  Ruth M. Ono                                  22,796,403   302,459                               4,648,856

Election of KPMG Peat Marwick as auditor:      22,724,900               137,115       236,847     4,648,856

Class II Directors--Victor Hao Li, Diane J. Plotts, Kelvin H. Taketa, Jeffrey N. Watanabe and Harwood D. Williamson--continue in office with terms ending at the 1995 Annual Meeting. Class III Directors--Edwin L. Carter, Richard Henderson, Ben F. Kaito, Bill D. Mills and Oswald K. Stender--continue in office with terms ending at the 1996 Annual Meeting.

HECO

The Annual Meeting of the Sole Stockholder of HECO was conducted by written consent effective April 19, 1994. The incumbent members of the Board of Directors of HECO were re-elected except for Thurston Twigg-Smith who reached mandatory retirement age. The incumbent members continuing in office are Robert
F. Clarke, Richard Henderson, Ben F. Kaito, Mildred D. Kosaki, Paul A. Oyer, Diane J. Plotts, Harwood D. Williamson and Paul C. Yuen. In addition, KPMG Peat Marwick was elected auditor of HECO for the fiscal year 1994.

Item 5.  Other information
- - --------------------------

Nonutility generation
- - ---------------------

A.   Puna Geothermal Ventures (PGV)

PGV began supplying test energy to HELCO on April 22, 1993. As of June 27, 1993, PGV had successfully completed the 100-hour acceptance test demonstrating its ability to provide HELCO with the full 25 MW required in its power purchase agreement (PPA). Therefore, as of that date, PGV commenced commercial operations and HELCO's obligation to make firm capacity payments commenced.

On April 13, 1993, HELCO filed suit against PGV in the Third Circuit Court for penalties and other relief (including general, incidental and consequential damages and prejudgment interest) related to PGV's failure to provide power to HELCO as of October 3, 1991. The lawsuit does not specify the amount sought. Penalties were accrued until June 27, 1993 when PGV commenced commercial operations. At the time the lawsuit was filed and as of June 27, 1993, the accumulated penalty amounts were approximately $6 million and $7.5 million, respectively. PGV has filed an answer and counterclaim and contends that any penalties should be excused under the force majeure provisions of the PPA, on the theory that delays were attributable to circumstances beyond PGV's control. HELCO has recognized energy and capacity purchased from PGV as expenses, but has withheld such firm capacity and energy payments to PGV. Amounts withheld for June 1993 through March 1994 totaled approximately $3.2 million. HELCO continues to reserve its right to offset accumulated damages and costs, including penalties, against any future energy and capacity payments due to PGV.

B.   Hilo Coast Processing Company (HCPC)

HELCO has a PPA with HCPC for 18 MW of firm capacity. On July 31, 1992, C. Brewer and Company publicly announced that Mauna Kea Agribusiness, which is the primary supplier of sugar cane processed by HCPC, would begin converting its acreage to macadamia nuts, eucalyptus trees and other diversified crops as of November 1, 1992, and would discontinue harvesting sugar cane in late 1994. Subsequently, on March 25, 1994, HCPC issued a written notice to HELCO indicating its intent to cease supplying power to HELCO pursuant to the PPA as of March 26, 1997. As allowed under the PPA, on April 22, 1994, HELCO informed HCPC in writing of its preliminary intent to purchase the HCPC facilities, subject to a number of conditions.

Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

Ratio of earnings to fixed charges excluding interest on ASB deposits


                                         Years Ended December 31,
                                       ----------------------------
 Three months
    ended
March 31, 1994
- - --------------
                                       1993  1992  1991  1990  1989
                                       ----  ----  ----  ----  ----
    1.92                               2.25  2.08  1.99  1.76  1.99
    ====                               ====  ====  ====  ====  ====

Ratio of earnings to fixed charges including interest on ASB deposits

                                         Years Ended December 31,
                                       ----------------------------
       Three months
         ended
      March 31, 1994                   1993  1992  1991  1990  1989
      --------------                   ----  ----  ----  ----  ----
          1.50                         1.65  1.50  1.46  1.39  1.55
          ====                         ====  ====  ====  ====  ====

For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent the sum of (i) pretax income from continuing operations (excluding undistributed net income or net loss from less than fifty-percent-owned persons) and (ii) fixed charges (as hereinafter defined, but excluding capitalized interest). "Fixed charges" are calculated both excluding and including interest on ASB's deposits during the applicable periods and represent the sum of (i) interest, whether capitalized or expensed, incurred by HEI and its subsidiaries plus their proportionate share of interest on debt to outsiders incurred by fifty-percent-owned persons, but excluding interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense and (iv) the preferred stock dividend requirements of HEI's subsidiaries, increased to an amount representing the pretax earnings required to cover such dividend requirements.

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

RATIO OF EARNINGS TO FIXED CHARGES

                                    Years Ended December 31,
                                --------------------------------
         Three months
            ended
        March 31, 1994          1993   1992   1991   1990   1989
        --------------          ----   ----   ----   ----   ----
             2.58               3.25   3.03   2.82   2.99   3.26
             ====               ====   ====   ====   ====   ====

For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent the sum of (i) pretax income before preferred stock dividends of HECO and (ii) fixed charges (as hereinafter defined, but excluding the allowance for borrowed funds used during construction). "Fixed charges" represent the sum of (i) interest, whether capitalized or expensed, incurred by HECO and its subsidiaries, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense and (iv) the preferred stock dividend requirements of HELCO and MECO, increased to an amount representing the pretax earnings required to cover such dividend requirements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

(a)  EXHIBITS


HEI             Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 11(a)   Computation of earnings per share of common stock, three months ended March 31, 1994 and 1993


HECO            Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 11(b)   Computation of earnings per share of common stock


HEI             Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12(a)   Computation of ratio of earnings to fixed charges, three months ended March 31, 1994 and 1993


HECO            Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12(b)   Computation of ratio of earnings to fixed charges, three months ended March 31, 1994 and 1993


HEI             Amendment 1994-1 to the Hawaiian Electric Industries Retirement
Exhibit 99      Savings Plan, for incorporation by reference in Registration
                Statement on Form S-8 (Regis. No. 33-52911)

(b)  REPORTS ON FORM 8-K

During the quarter, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC under "Item 5. Other Events" as follows:


Dated                  Registrant/s    Items reported
- - -------------------------------------------------------------------------------
February 11, 1994      HEI, HECO       News release: HEI reports 1993 earnings;
                                       announces lawsuit settlement

March 30, 1994         HEI             Description of common stock

March 31, 1994         HEI, HECO       HECO receives interim rate relief

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.


HAWAIIAN ELECTRIC INDUSTRIES, INC.      HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                        (Registrant)



By /s/ Robert F. Mougeot                By  /s/ Paul Oyer
  --------------------------------        -----------------------------
   Robert F. Mougeot                       Paul A. Oyer
   Financial Vice President and            Financial Vice President and
     Chief Financial Officer                 Treasurer
   (Principal Financial Officer of HEI)    (Principal Financial Officer of HECO)

Date:  May 12, 1994                     Date:  May 12, 1994