Form 10-Q
period 1994-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1994-08-10
CIK 354707, 46207

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1994
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


                                STATE OF HAWAII
- -------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                  900 RICHARDS STREET, HONOLULU, HAWAII 96813
- -------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

            HAWAIIAN ELECTRIC INDUSTRIES, INC. ----- (808) 543-5662
            HAWAIIAN ELECTRIC COMPANY, INC. ------- (808) 543-7771
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                             if changed since last report)

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x    No
                                          ------   ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                              Outstanding August 1, 1994
- ---------------------                              --------------------------
Hawaiian Electric Industries, Inc.
 (Without Par Value) ............................  28,205,469 Shares
Hawaiian Electric Company, Inc.
 ($6 2/3 Par Value) .............................  11,258,290 Shares (not
                                                    publicly traded)

================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 1994

                                     INDEX

                                                                       Page No.
Glossary of terms .....................................................   ii

                        PART I.  FINANCIAL INFORMATION

Item  1.   Financial statements
           Hawaiian Electric Industries, Inc. and subsidiaries
           ---------------------------------------------------
           Consolidated balance sheets (unaudited) - June 30, 1994
             and December 31, 1993  ...................................    1

           Consolidated statements of income (unaudited) - three
             and six months ended June 30, 1994 and 1993 ..............    2

           Consolidated statements of retained earnings
             (unaudited) - three and six months ended
             June 30, 1994 and 1993 ...................................    3


           Consolidated statements of cash flows (unaudited) - six
             months ended June 30, 1994 and 1993 .......................   4


           Notes to consolidated financial statements  (unaudited)......   5

           Hawaiian Electric Company, Inc. and subsidiaries
           ------------------------------------------------
           Consolidated balance sheets (unaudited) - June 30, 1994
             and December 31, 1993 .....................................  12

           Consolidated statements of income (unaudited) - three
             and six months ended June 30, 1994 and 1993 ...............  13

           Consolidated statements of retained earnings (unaudited) -
             three and six months ended June 30, 1994 and 1993 .........  13

           Consolidated statements of cash flows (unaudited) -
             six months ended June 30, 1994 and 1993 ...................  14

           Notes to consolidated financial statements  (unaudited) .....  15

Item 2.    Management's discussion and analysis of financial
             condition and results of operations .......................  21

                          PART II.  OTHER INFORMATION

Item 1.    Legal proceedings ...........................................  36
Item 5.    Other information ...........................................  36
Item 6.    Exhibits and reports on Form 8-K ............................  38
Signatures .............................................................  39


              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 1994

                               GLOSSARY OF TERMS

Terms                  Definitions
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

Consumer Advocate      Division of Consumer Advocacy, Department
                         of Commerce and Consumer Affairs of the State of Hawaii

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

                                      ii


Terms                  Definitions
- -----                  -----------
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

PUC                    Public Utilities Commission of the State of Hawaii

SEC                    Securities and Exchange Commission

SFAS                   Statement of Financial Accounting Standards

YB                     Young Brothers, Limited, a wholly owned subsidiary of
                         Hawaiian Tug & Barge Corp.


                        PART I - FINANCIAL INFORMATION
- -------------------------------------------------------------------------------

Item 1.  Financial statements
- -----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)
- ----------------------------------------

                                                     June 30,    December 31,
(in thousands)                                          1994        1993
- -------------------------------------------------------------------------------
Assets
- ------
Cash and equivalents .............................. $  103,815   $  116,260
Accounts receivable and unbilled revenues, net ....    118,959      117,116
Inventories, at average cost ......................     42,791       39,405
Real estate developments ..........................     39,731       29,673
Loans receivable, net .............................  1,907,149    1,735,098
Marketable securities .............................    794,306      698,755
Other investments .................................     75,450       77,106
Property, plant and equipment, net ................  1,596,406    1,542,989
Regulatory assets .................................     82,213       62,077
Other .............................................     57,246       53,449
Goodwill and other intangibles ....................     47,560       49,664
                                                    ----------   ----------
                                                    $4,865,626   $4,521,592
                                                    ==========   ==========

Liabilities and stockholders' equity
- ------------------------------------
Accounts payable .................................. $   97,560   $   88,628
Deposit liabilities ...............................  2,142,360    2,091,583
Short-term borrowings .............................    157,020       40,416
Advances from Federal Home Loan Bank ..............    509,374      289,674
Long-term debt, net ...............................    661,936      697,836
Deferred income taxes .............................    171,757      168,329
Unamortized tax credits ...........................     45,151       44,357
Contributions in aid of construction ..............    168,504      165,005
Other .............................................    161,002      197,713
                                                    ----------   ----------
                                                     4,114,664    3,783,541
                                                    ----------   ----------
Preferred stock of electric utility subsidiaries
- ------------------------------------------------
Subject to mandatory redemption ...................     46,234       46,730
Not subject to mandatory redemption ...............     48,293       48,293
                                                    ----------   ----------
                                                        94,527       95,023
                                                    ----------   ----------

Stockholders' equity
- --------------------
Preferred stock, no par value, authorized
  10,000 shares; no shares outstanding ............        --          --
Common stock, no par value, authorized 100,000
  shares; outstanding 28,168 shares
  and 27,675 shares ...............................    531,029      514,710
Retained earnings .................................    125,406      128,318
                                                    ----------   ----------
                                                       656,435      643,028
                                                    ----------   ----------
                                                    $4,865,626   $4,521,592
                                                    ==========   ==========


See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)
- ----------------------------------------------

                                                           Three months ended            Six months ended
                                                                June 30,                      June 30,
(in thousands, except per share amounts and                ------------------            ----------------------
ratio of earnings to fixed charges)                        1994           1993           1994           1993
- ---------------------------------------------------------------------------------------------------------------
Revenues
- --------
Electric utility ........................................  $219,411       $219,301       $420,717       $425,947
Savings bank ............................................    52,311         50,168        102,395         99,431
Other ...................................................    12,834         12,176         26,486         35,615
                                                           --------       --------       --------       --------
                                                            284,556        281,645        549,598        560,993
                                                           --------       --------       --------       --------
Expenses
- --------
Electric utility ........................................   185,594        185,017        362,576        371,946
Savings bank ............................................    41,636         40,035         81,100         79,710
Other ...................................................    14,371         12,674         29,563         37,087
                                                           --------       --------       --------       --------
                                                            241,601        237,726        473,239        488,743
                                                           --------       --------       --------       --------
Operating income (loss)
- ----------------------
Electric utility ........................................    33,817         34,284         58,141         54,001
Savings bank ............................................    10,675         10,133         21,295         19,721
Other ...................................................    (1,537)          (498)        (3,077)        (1,472)
                                                           --------       --------       --------       --------
                                                             42,955         43,919         76,359         72,250
                                                           --------       --------       --------       --------
Interest expense--electric utility and other ............   (13,128)       (13,201)       (26,210)       (25,962)
Allowance for borrowed funds used
 during construction ...................................        945         1,009          1,816          1,928
Preferred stock dividends of electric
 utility subsidiaries ..................................     (1,796)       (1,628)        (3,596)        (3,260)
Allowance for equity funds used during
 construction ..........................................      2,095          1,795          4,046          3,354
                                                           --------       --------       --------       --------
Income from continuing operations
 before income taxes ...................................     31,071         31,894         52,415         48,310
Income taxes ...........................................     13,439         12,917         22,995         20,041
                                                           --------       --------       --------       --------
Income from continuing operations ......................     17,632         18,977         29,420         28,269
Income from discontinued operations
 (less applicable income taxes of $1,102
 in the six months ended June 30, 1993) ................       --              --             --           1,800
                                                           --------       --------       --------       --------
Net income .............................................    $17,632        $18,977        $29,420       $ 30,069
                                                           ========       ========       ========       ========
Earnings per common share
  Continuing operations ................................      $0.63          $0.76          $1.05          $1.13
  Discontinued operations ..............................        --             --             --            0.07
                                                           --------       --------       --------       --------
                                                              $0.63          $0.76          $1.05          $1.20
                                                           ========       ========       ========       ========
Dividends per common share .............................      $0.58          $0.57          $1.16          $1.14
                                                           ========       ========       ========       ========
Weighted average number of common
 shares outstanding ....................................     28,013         25,084         27,892         24,973
                                                           ========       ========       ========       ========
Ratio of earnings to fixed charges
 (SEC method)
  Excluding interest on ASB deposits....................                                     2.10           2.13
                                                                                         ========       ========

  Including interest on ASB deposits ...................                                     1.61           1.57
                                                                                         ========       ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of retained earnings (unaudited)

                                            Three months ended     Six months ended
                                                June 30,              June 30,
                                           --------------------   -------------------
(in thousands)                               1994      1993         1994       1993
- -------------------------------------------------------------------------------------
Retained earnings, beginning of period.... $124,012   $135,411    $128,318   $138,484
Net income................................   17,632     18,977      29,420     30,069
Common stock dividends....................  (16,238)   (14,286)    (32,332)   (28,451)
                                           --------   --------    --------   --------
Retained earnings, end of period.......... $125,406   $140,102    $125,406   $140,102
                                           ========   ========    ========   ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                            ----------------------
(in thousands)                                                                                1994          1993
- ------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations.......................................................    $  29,420    $  28,269
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities
      Depreciation and amortization of property, plant and equipment....................       36,189       34,107
      Other amortization................................................................       (2,589)        (206)
      Provision for deferred income taxes and tax credits, net..........................        6,275        2,331
      Changes in assets and liabilities, net of effects from acquisition of control of joint venture
            Increase in accounts receivable and unbilled revenues, net..................       (1,843)      (5,432)
            Increase in inventories.....................................................       (3,386)      (6,412)
            Increase in real estate developments........................................       (2,104)        (535)
            Increase in securities held for trading.....................................      (15,958)     (24,270)
            Increase in regulatory assets...............................................       (3,831)      (3,489)
            Increase in accounts payable................................................        8,932       10,206
            Changes in other assets and liabilities.....................................      (21,015)       7,078
                                                                                            ---------    ---------
                                                                                               30,090       41,647
Cash flows from discontinued operations.................................................      (32,377)       1,235
                                                                                            ---------    ---------
Net cash provided by (used in) operating activities.....................................       (2,287)      42,882
                                                                                            ---------    ---------
Cash flows from investing activities
Loans receivable originated and purchased...............................................     (305,498)    (217,144)
Principal repayments on loans receivable................................................      136,008      126,064
Proceeds from sale of loans receivable..................................................        1,888          214
"Held-to-maturity" mortgage-backed securities purchased.................................     (202,176)     (72,018)
Principal repayments on "held-to-maturity" mortgage-backed securities...................      125,486      123,161
Increase in investments in real estate joint ventures...................................          (60)      (1,686)
Distributions from real estate joint ventures...........................................        2,015        8,182
Capital expenditures....................................................................      (89,377)    (105,693)
Contributions in aid of construction....................................................        6,849       12,465
Other...................................................................................       (1,494)        (325)
                                                                                            ---------    ---------
Net cash used in investing activities...................................................     (326,359)    (126,780)
                                                                                            ---------    ---------
Cash flows from financing activities
Net increase in deposit liabilities.....................................................       50,777      106,970
Net increase in short-term borrowings with original maturities of
   three months or less.................................................................      118,910       56,844
Proceeds from other short-term borrowings...............................................          637          133
Repayment of other short-term borrowings................................................       (2,941)     (43,222)
Proceeds from advances from Federal Home Loan Bank......................................      386,700           --
Principal payments on advances from Federal Home Loan Bank..............................     (167,000)     (14,025)
Proceeds from issuance of long-term debt................................................       31,542       50,422
Repayment of long-term debt.............................................................      (75,427)     (51,211)
Redemption of electric utility subsidiaries' preferred stock............................         (496)        (650)
Net proceeds from issuance of common stock..............................................        7,562        8,667
Common stock dividends..................................................................      (23,563)     (20,230)
Other...................................................................................      (10,500)       1,520
                                                                                            ---------    ---------
Net cash provided by financing activities...............................................      316,201       95,218
                                                                                            ---------    ---------
Net increase (decrease) in cash and equivalents.........................................      (12,445)      11,320
Cash and equivalents, beginning of period...............................................      116,260      156,754
                                                                                            ---------    ---------
Cash and equivalents, end of period.....................................................    $ 103,815    $ 168,074
                                                                                            =========    =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1994 and 1993
(Unaudited)
_______________________________________________________________________________

(1)  Accounting statement
- -------------------------

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of June 30, 1994 and December 31, 1993, the results of its operations for the three months and six months ended June 30, 1994 and 1993, and its cash flows for the six months ended June 30, 1994 and 1993. All such adjustments are of a normal recurring nature, except as described below. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1993 and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1994. The consolidated balance sheet as of December 31, 1993 was derived from audited financial statements.

(2)  Discontinued operations
- ----------------------------

Hawaiian Electric Renewable Systems, Inc.
- -----------------------------------------

On October 6, 1992, the Board of Directors of HEI ratified management's September 30, 1992 plan to exit the nonutility wind energy business because of chronic mechanical problems with its wind turbines and continuing losses from operations. In March 1993, HEI sold the stock of HERS to The New World Power Corporation for an amount which was not material. In the first quarter of 1993, in connection with the sale of HERS, HEI reversed reserves for site restoral and other HERS' disposal costs that were no longer needed due to the terms of the sale, resulting in a net gain on disposal of discontinued operations of $1.8 million.

The Hawaiian Insurance & Guaranty Co., Limited
- ----------------------------------------------

HIG and its subsidiaries (the HIG Group) are property and casualty insurance companies in the State of Hawaii. HEIDI, a subsidiary of HEI, is the holder of record of all the common stock of HIG. On December 2, 1992, the Board of Directors of HEI concluded that it would not contribute additional capital to HIG and the remaining investment in the HIG Group was written off in the fourth quarter of 1992. The decision resulted from an increase in the estimate of policyholder claims from Hurricane Iniki (which hit the Hawaiian Islands on September 11, 1992).

On December 24, 1992, with the consent of the HIG Group, a formal rehabilitation order (the Rehabilitation Order) was entered by the First Circuit Court of the State of Hawaii, vesting full control over the HIG Group in the Insurance Commissioner (the Rehabilitator/Liquidator) and her deputies.

On April 12, 1993, the Rehabilitator/Liquidator, HIG, United National Insurance Company, Ltd. and Hawaiian Underwriters Insurance Co., Ltd. filed a complaint against HEI, HEIDI and certain current and former officers and directors of HEI, HEIDI and the HIG Group in state court on the island of Kauai. The complaint set forth several separate counts, including claims to the effect that HEI and/or HEIDI should be held liable for HIG's obligations based on allegations, among others, that HIG was held out to be part of an HEI family of companies (and not as a separate enterprise) and that HEIDI is liable for an assessment levied by the Rehabilitator/Liquidator. The complaint alleged that certain current and former officers and directors of HEI, HEIDI and the HIG Group had breached their fiduciary duties to the HIG Group in numerous respects. The complaint requested declaratory relief and compensatory, general, special and punitive damages, together with costs and attorneys' fees.

On July 12, 1993, the Rehabilitator/Liquidator filed a first amended complaint, which repeated the claims asserted in the original complaint but added the Hawaii Insurance Guaranty Association (HIGA) as a plaintiff and asserted certain additional claims.

In early 1994, HEI, HEIDI, certain officers and directors, the Rehabilitator/Liquidator and HIGA signed an agreement to settle the lawsuit, subject to obtaining necessary court approvals. On April 6, 1994, the court in which the HIG Group's rehabilitation proceeding is pending approved the settlement agreement. A stipulation dismissing the suit brought by the Rehabilitator/Liquidator was filed on July 8, 1994. Under the agreement, the Company has paid $32.0 million into an escrow account, which account is expected to be disbursed in August 1994 to the Rehabilitator/Liquidator, at which time the release of claims against HEI, its affiliates and their past and present officers and directors will become effective and the common stock of HIG held by HEIDI will be cancelled.

The $32.0 million settlement amount, less income tax benefits and certain amounts recognized in previously established reserves, resulted in a $15.0 million after-tax charge to discontinued operations in the fourth quarter of 1993. HEI is seeking reimbursement from certain of its insurance carriers. HEI's claims against its insurance carriers will require resolution of several insurance coverage and other policy issues and the outcome of such claims cannot be predicted at this time. One of HEI's insurance carriers has filed a declaratory relief action in the U.S. District Court for the District of Hawaii seeking resolution of these issues. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

(3)  Electric utility subsidiary
- --------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 12 through 20.

(4)  Savings bank subsidiary
- ----------------------------

Selected consolidated financial information
American Savings Bank, F.S.B. and subsidiaries

                                            Three months ended         Six months ended
                                                 June 30,                  June 30,
                                            --------------------     ---------------------
(in thousands)                                1994        1993          1994        1993
- ------------------------------------------------------------------------------------------
Income statement data

Interest income...........................  $ 50,429    $ 47,599      $ 98,528    $ 93,986
Interest expense..........................    24,768      23,938        47,915      47,859
                                            --------    --------      --------    --------
Net interest income.......................    25,661      23,661        50,613      46,127
Provision for losses......................      (242)       (249)         (484)       (471)
Other income..............................     1,882       2,569         3,867       5,445
Operating, administrative and
general expenses..........................   (16,626)    (15,848)      (32,701)    (31,380)
                                            --------    --------      --------    --------
Operating income..........................    10,675      10,133        21,295      19,721
Income taxes..............................     4,457       4,136         8,869       8,056
                                            --------    --------      --------    --------
Net income................................  $  6,218    $  5,997      $ 12,426    $ 11,665
                                            ========    ========      ========    ========

American Savings Bank, F.S.B. and subsidiaries

                                                           June 30,         December 31,
(in thousands)                                               1994              1993
- ----------------------------------------------------------------------------------------
Balance sheet data

Assets
Cash and equivalents...................................  $   99,286           $   77,610
Investment securities..................................      75,017               68,599
Mortgage-backed securities.............................     706,845              630,156
Loans receivable, net..................................   1,907,149            1,735,098
Other..................................................      60,052               57,358
Goodwill and other intangibles.........................      47,560               49,664
                                                         ----------           ----------
                                                         $2,895,909           $2,618,485
                                                         ==========           ==========
Liabilities and equity
Deposit liabilities....................................  $2,142,360           $2,091,583
Advances from Federal Home Loan Bank...................     509,374              289,674
Other..................................................      54,200               52,717
                                                         ----------           ----------
                                                          2,705,934            2,433,974
Common stock equity....................................     189,975              184,511
                                                         ----------           ----------
                                                         $2,895,909           $2,618,485
                                                         ==========           ==========

                                                                 Six months ended
                                                                     June 30,
                                                         -------------------------------
(in thousands)                                              1994                 1993
- ----------------------------------------------------------------------------------------
Cash flow data

Cash flows from operating activities
Net income.............................................  $   12,426           $   11,665
Adjustments to reconcile net income to net cash
 provided by operating activities
  Decrease (increase) in accounts receivable...........      (1,275)                 230
  Increase in other securities held for trading........      (3,514)             (24,270)
  Increase (decrease) in accounts payable..............        (564)               8,718
  Changes in other assets and liabilities..............         812                7,237
                                                         ----------           ----------
Net cash provided by operating activities..............       7,885                3,580
                                                         ----------           ----------

Cash flows from investing activities
Loans receivable originated and purchased..............    (305,498)            (217,144)
Principal repayments on loans receivable...............     136,008              126,064
Proceeds from sale of loans receivable.................       1,888                  214
"Held-to-maturity" mortgage-backed securities purchased    (202,176)             (72,018)
Principal repayments on "held-to-maturity"
 mortgage-backed securities............................     125,486              123,161
Other..................................................      (4,876)              (1,701)
                                                         ----------           ----------
Net cash used in investing activities..................    (249,168)             (41,424)
                                                         ----------           ----------

Cash flows from financing activities
Net increase in deposit liabilities....................      50,777              106,970
Proceeds from advances from Federal Home Loan Bank.....     386,700                   --
Principal payments on advances from Federal Home
 Loan Bank.............................................    (167,000)             (14,025)
Common stock dividends.................................      (7,518)              (6,644)
                                                         ----------           ----------
Net cash provided by financing activities..............     262,959               86,301
                                                         ----------           ----------
Net increase in cash and equivalents...................      21,676               48,457
Cash and equivalents, beginning of period..............      77,610              117,937
                                                         ----------           ----------
Cash and equivalents, end of period....................  $   99,286           $  166,394
                                                         ==========           ==========

(5)  Real estate subsidiary
- ---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans to unconsolidated joint ventures or joint venture partners amounted to $56 million and $49 million at June 30, 1994 and December 31, 1993, respectively.

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

At June 30, 1994, MPC or its subsidiaries were directly liable for $17.1 million of outstanding loans and had additional loan facilities of $1.6 million. In addition, at June 30, 1994, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $1.9 million of outstanding loans and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $4.1 million of outstanding loans and $10.5 million of additional undrawn loan facilities. In total, at June 30, 1994, MPC or its subsidiaries were liable or contingently liable for $23.1 million of outstanding loans and $12.1 million in undrawn loan facilities. At June 30, 1994, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $13.3 million was outstanding and $12.1 million was undrawn, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor. MPC or its subsidiaries may enter into additional commitments in connection with the financing of future phases of development of MPC's projects and HEI may enter into similar agreements regarding the ownership and financial condition of MPC.

(6)  Regulatory assets
- ----------------------

Regulatory assets at June 30, 1994 and December 31, 1993 include the following deferred costs:

                                                        June 30,           December 31,
(in thousands)                                            1994                1993
- ---------------------------------------------------------------------------------------
Postretirement benefits other than pensions ..........   $28,018             $19,210
Income taxes .........................................    19,486              16,297
Preliminary plant costs on suspended project .........     6,947               6,577
Vacation earned, but not yet taken ...................     6,368               5,494
Unamortized debt expense on retired issuances ........     7,839               5,435
Integrated resource planning costs ...................     6,335               4,661
Other ................................................     7,220               4,403
                                                         -------             -------
                                                         $82,213             $62,077
                                                         =======             =======

(7)  Interest expense
- ---------------------

Interest expense, excluding interest on nonrecourse debt from leveraged leases, consisted of the following:

                                     Three months ended     Six months ended
                                          June 30,              June 30,
                                     ------------------    ------------------
(in thousands)                         1994       1993       1994       1993
- -----------------------------------------------------------------------------
Interest expense

Savings bank......................   $24,768    $23,938    $47,915    $47,859
Electric utility..................     9,107      8,680     18,170     16,815
Other.............................     4,021      4,521      8,040      9,147
                                     -------    -------    -------    -------
                                     $37,896    $37,139    $74,125    $73,821
                                     =======    =======    =======    =======

(8)  Cash flows
- ---------------

Supplemental disclosures of cash flow information

Cash paid for interest, net of capitalized amounts, and cash paid (received) for income taxes were as follows:

                                                            Six months ended
                                                                 June 30,
                                                           -------------------
(in thousands)                                               1994        1993
- ------------------------------------------------------------------------------
Interest (including interest paid by savings bank,
but excluding interest paid on nonrecourse debt from
leveraged leases).......................................   $72,815     $73,145
                                                           =======     =======

Income taxes............................................   $16,224    $(10,522)
                                                           =======    ========

Cash paid for interest on nonrecourse debt on leveraged leases amounted to $4,754,000 and $4,744,000 for the six months ended June 30, 1994 and 1993, respectively.

Supplemental disclosures of noncash activities

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $8,769,000 and $8,221,000 for the six months ended
June 30, 1994 and 1993, respectively.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $4,046,000 and $3,354,000 for the six months ended June 30, 1994 and 1993, respectively.

In March 1994, MDC's Baldwin*Malama partnership closed on an option to purchase approximately 147 acres of land on the island of Maui from BPPI. Of the total land purchase price of $9.9 million, Baldwin*Malama issued mortgage notes payable of $8.0 million in noncash consideration.

(9)  Postretirement benefits other than pensions
- ------------------------------------------------

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

Beginning in the second quarter of 1993 and based upon the interim decisions and orders, HECO and its subsidiaries and YB recognized regulatory assets and deferred for financial reporting purposes the difference between the costs of postretirement benefits other than pensions determined under SFAS No. 106 and such costs under the pay-as-you-go method. Approximately $4.9 million of the regulatory assets established in the second quarter of 1993 related to postretirement benefits expensed in the first quarter of 1993. If the regulatory assets had been established commencing January 1, 1993, the second quarter of 1993 operating income and net income would have been lower by approximately
$4.9 million and $3.1 million, respectively. The regulatory assets for postretirement benefits other than pensions totaled $28.0 million as of June 30, 1994.

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

(10)  Accounting changes in 1994
- --------------------------------
Postemployment benefits

In November 1992, the Financial Accounting Standards Board (FASB) issued
SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation to provide postemployment benefits in accordance with SFAS No. 43, "Accounting for Compensated Absences," if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. The Company adopted the provisions of SFAS No. 112 on January 1, 1994. The implementation of SFAS No. 112 did not have a material effect on the Company's consolidated financial condition or the results of operations for the six months ended June 30, 1994.

Accounting for certain investments in debt and equity securities

In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories and accounted for as follows:

    . Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

    . Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

    . Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

The Company adopted the provisions of SFAS No. 115 on January 1, 1994. As of June 30, 1994 and December 31, 1993, marketable securities consisted of trading securities, stock in the Federal Home Loan Bank of Seattle and mortgage-backed securities. All marketable securities other than the trading securities are classified as held-to-maturity securities. The implementation of SFAS No. 115 did not have a material effect on the Company's consolidated financial condition or the results of operations for the six months ended June 30, 1994.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                          June 30,                December 31,
(in thousands, except par value)                                           1994                      1993
- ---------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
  Property, plant and equipment.......................................   $2,038,502               $1,976,192
  Construction in progress............................................      149,279                  126,342
  Less--accumulated depreciation......................................     (673,028)                (641,230)
                                                                        ------------             ------------
     Net utility plant................................................    1,514,753                1,461,304
                                                                        ------------             ------------
Current assets
  Cash and equivalents................................................        3,828                    1,922
  Customer accounts receivable, net...................................       57,465                   55,614
  Accrued unbilled revenues, net......................................       33,936                   34,735
  Other accounts receivable, net......................................        6,568                    8,398
  Fuel oil stock, at average cost.....................................       22,708                   18,188
  Materials and supplies, at average cost.............................       18,929                   20,239
  Prepayments and other...............................................        3,174                    2,715
                                                                        ------------             ------------
     Total current assets.............................................      146,608                  141,811
                                                                        ------------             ------------
Other assets
  Regulatory assets...................................................       80,179                   60,612
  Other...............................................................       41,049                   39,549
                                                                        ------------             ------------
     Total other assets...............................................      121,228                  100,161
                                                                        ------------             ------------
                                                                         $1,782,589               $1,703,276
                                                                        ============             ============

Capitalization and liabilities
Capitalization
  Common stock, $6 2/3 par value, authorized
   50,000 shares; outstanding 11,258 shares...........................   $   75,065               $   75,065
  Premium on capital stock............................................      220,185                  220,197
  Retained earnings...................................................      288,612                  275,401
                                                                        ------------             ------------
     Common stock equity..............................................      583,862                  570,663
  Cumulative preferred stock
    Not subject to mandatory redemption...............................       48,293                   48,293
    Subject to mandatory redemption...................................       43,910                   45,410
  Long-term debt, net.................................................      457,349                  436,776
                                                                        ------------             ------------
     Total capitalization.............................................    1,133,414                1,101,142
                                                                        ------------             ------------
Current liabilities
  Long-term debt due within one year..................................       10,933                   47,960
  Preferred stock sinking fund requirements...........................        2,324                    1,320
  Short-term borrowings - nonaffiliates...............................      114,738                   28,928
  Short-term borrowings - affiliate...................................           --                   12,000
  Accounts payable....................................................       51,571                   41,808
  Interest and preferred dividends payable............................       11,084                   10,332
  Income taxes payable................................................        5,710                    6,232
  Other taxes accrued.................................................       27,766                   36,959
  Other...............................................................       20,997                   31,036
                                                                        ------------             ------------
     Total current liabilities........................................      245,123                  216,575
                                                                        ------------             ------------
Deferred credits and other liabilities
  Deferred income taxes...............................................      109,197                  107,449
  Unamortized tax credits.............................................       44,199                   43,348
  Other...............................................................       82,152                   69,757
                                                                        ------------             ------------
     Total deferred credits and other liabilities.....................      235,548                  220,554
                                                                        ------------             ------------
Contributions in aid of construction..................................      168,504                  165,005
                                                                        ------------             ------------
                                                                         $1,782,589               $1,703,276
                                                                        ============             ============
See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income (unaudited)

                                                             Three months ended            Six months ended
                                                                  June 30,                      June 30,
(in thousands, except for ratio of earnings                -----------------------       -----------------------
to fixed charges)                                          1994           1993           1994           1993
- ----------------------------------------------------------------------------------------------------------------
Operating revenues ......................................  $217,884       $218,158       $417,982       $423,718
Operating expenses
Fuel oil ................................................    41,462         53,286         80,080        104,820
Purchased power .........................................    69,294         65,954        132,280        125,669
Other operation .........................................    28,383         19,937         58,094         50,776
Maintenance .............................................    10,537         10,790         21,279         21,480
Depreciation ............................................    15,976         15,053         32,093         29,963
Taxes, other than income taxes ..........................    19,821         19,926         38,559         39,104
Income taxes ............................................    10,776         10,350         17,830         15,339
                                                           --------       --------       --------       --------
                                                            196,249        195,296        380,215        387,151
                                                           --------       --------       --------       --------
Operating income ........................................    21,635         22,862         37,767         36,567
                                                           --------       --------       --------       --------

Other income
Allowance for equity funds used during construction .....     2,095          1,795          4,046          3,354
Other, net ..............................................     1,416          1,107          2,601          2,153
                                                           --------       --------       --------       --------
                                                              3,511          2,902          6,647          5,507
                                                           --------       --------       --------       --------
Income before interest and other charges ................    25,146         25,764         44,414         42,074
                                                           --------       --------       --------       --------

Interest and other charges
Interest on long-term debt  .............................     7,518           6,850        15,530         13,739
Amortization of net bond premium and expense  ...........       290             181           537            355
Other interest charges ..................................     1,299           1,649         2,103          2,721
Allowance for borrowed funds used
  during construction ...................................      (945)         (1,009)       (1,816)        (1,928)
Preferred stock dividends of subsidiaries ...............       714             519         1,430          1,041
                                                           --------       ---------      --------       --------
                                                              8,876           8,190        17,784         15,928
                                                           --------       ---------      --------       --------
Income before preferred stock dividends
  of HECO ...............................................    16,270          17,574        26,630         26,146
Preferred stock dividends of HECO .......................     1,082           1,109         2,166          2,219
                                                           --------       ---------      --------       --------
Net income for common stock .............................  $ 15,188       $  16,465      $ 24,464       $ 23,927
                                                           ========       =========      ========       ========
Ratio of earnings to fixed charges (SEC method)                                              3.03           3.08
                                                                                         ========       ========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings (unaudited)

                                                            Three months ended            Six months ended
                                                                  June 30,                    June 30,
                                                           ----------------------        -----------------------
(in thousands)                                             1994           1993           1994           1993
- ----------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period .................   $274,754       $250,396       $275,401       $249,583
Net income for common stock ............................     15,188         16,465         24,464         23,927
Common stock dividends .................................     (1,330)        (3,731)       (11,253)       (10,380)
                                                           --------       --------       --------       --------
Retained earnings, end of period .......................   $288,612       $263,130       $288,612       $263,130
                                                           ========       ========       ========       ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

                                                               Six months ended
                                                                   June 30,
                                                           -------------------------
(in thousands)                                               1994           1993
- ------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock dividends of HECO .......... $26,630        $   26,146
Adjustments to reconcile income before preferred stock
 dividends of HECO to net cash provided by
 operating activities
    Depreciation and amortization of property,
     plant and equipment .................................  32,093            29,963
    Other amortization ...................................     753               402
    Provision for deferred income taxes ..................   1,752            (2,437)
    Tax credits, net .....................................   1,702             2,052
    Allowance for equity funds used during construction ..  (4,046)           (3,354)
    Increase in accounts receivable ......................     (21)           (7,984)
    Decrease in accrued unbilled revenues ................     799             2,094
    Increase in fuel oil stock ...........................  (4,520)           (4,992)
    Decrease (increase) in materials and supplies ........   1,310            (1,350)
    Increase in regulatory assets ........................  (3,831)           (3,489)
    Increase in accounts payable .........................   9,763             2,521
    Increase (decrease) in interest and preferred
     dividends payable ...................................     752              (285)
    Decrease in income taxes payable and other taxes
     accrued .............................................  (9,715)           (3,431)
    Changes in other assets and liabilities .............. (10,057)          (13,134)
                                                           -------        ----------
Net cash provided by operating activities ................  43,364            22,722
                                                           -------        ----------

Cash flows from investing activities
Capital expenditures ..................................... (85,225)         (103,827)
Contributions in aid of construction .....................   6,849            12,465
                                                           -------        ----------
Net cash used in investing activities .................... (78,376)          (91,362)
                                                           -------        ----------

Cash flows from financing activities
Common stock dividends ..................................  (11,253)          (10,380)
Preferred stock dividends ...............................   (2,166)           (2,219)
Proceeds from issuance of long-term debt ................   31,542            13,353
Repayment of long-term debt .............................  (48,027)          (46,875)
Redemption of preferred stock ...........................     (496)             (650)
Net increase in short-term borrowings from nonaffiliates
 and affiliate with original maturities of three months
 or less ................................................   73,810            81,993
Other ...................................................   (6,492)            2,591
                                                           -------        ----------
Net cash provided by financing activities ...............   36,918            37,813
                                                           -------        ----------
Net increase (decrease) in cash and equivalents .........    1,906           (30,827)
Cash and equivalents, beginning of period ...............    1,922            30,883
                                                           -------        ----------
Cash and equivalents, end of period .....................  $ 3,828        $       56
                                                           =======        ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1994 and 1993
(Unaudited)
- -------------------------------------------------------------------------------

(1)  Accounting statement
- -------------------------
In the opinion of HECOOs management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the financial position of HECO and its subsidiaries as of June 30, 1994 and December 31, 1993, the results of its operations for the three months and six months ended June 30, 1994 and 1993, and its cash flows for the six months ended June 30, 1994 and 1993. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1993 and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1994. The consolidated balance sheet as of December 31, 1993 was derived from audited financial statements.

(2)  Regulatory assets
- ----------------------
Regulatory assets at June 30, 1994 and December 31, 1993 include the following deferred costs:

                                                           June 30,       December 31,
(in thousands)                                               1994            1993
- --------------------------------------------------------------------------------------
Postretirement benefits other than pensions .............  $26,083        $17,866
Income taxes ............................................   19,387         16,176
Preliminary plant costs on suspended project ............    6,947          6,577
Vacation earned, but not yet taken ......................    6,368          5,494
Unamortized debt expense on retired issuances ...........    7,839          5,435
Integrated resource planning costs ......................    6,335          4,661
Other ...................................................    7,220          4,403
                                                           -------        -------
                                                           $80,179        $60,612
                                                           =======        =======

(3)  Cash flows
- ---------------
Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                              Six months ended
                                                                  June 30,
                                                           ----------------------
(in thousands)                                               1994           1993
- ---------------------------------------------------------------------------------
Interest ................................................  $17,331        $16,323
                                                           =======        =======
Income taxes ............................................  $12,868        $14,586
                                                           =======        =======

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $4,046,000 and $3,354,000 for the six months ended June 30, 1994 and 1993, respectively.

(4)  Commitments and contingencies
- ----------------------------------

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

As of June 30, 1994, HECO and its subsidiaries had power purchase agreements for 473 megawatts (MW) of firm capacity representing approximately 22% of the total of their generating capabilities and purchased power firm capacities. Rate recovery is allowed for energy and firm capacity payments under these agreements. Assuming that each of the agreements, except for the agreement with Hilo Coast Processing Company, remains in place for the entire contract period and the minimum availability criteria in the power purchase agreements are met, aggregate minimum fixed capacity charges are expected to be between $99 million and $107 million annually from 1994 through 2015, between $50 million and $77 million annually from 2016 through 2022 and $4 million annually from 2023 through 2028.

HECO is disputing certain amounts (primarily energy charges) billed each month under its power purchase agreements with Kalaeloa Partners, L.P. (Kalaeloa) and AES Barbers Point, Inc. (AES-BP) and has withheld payment of some of the disputed amounts pending resolution. Disputed amounts billed by Kalaeloa and AES-BP through June 30, 1994 for which HECO has withheld payment totaled approximately $2.3 million and $1.9 million, respectively. Approximately
$1.2 million of the total amounts withheld, if ultimately paid, are expected to be includable in HECO's energy cost adjustment clause and passed through to customers.

HECO has not recognized any portion of the withheld amounts as an expense or liability in its financial statements. Discussions between HECO and Kalaeloa, and HECO and AES-BP to resolve the disputed billing amounts have been held. In the event the parties are unable to settle the disputes, both the Kalaeloa and AES-BP power purchase agreements contain provisions whereby either party to the agreement may cause the dispute to be submitted to binding arbitration. Kalaeloa requested that its dispute with HECO be arbitrated and the arbitration proceeding hearings were held in early July 1994. Under the agreement, the arbitrators are to render their decision before the end of August 1994. Based on information currently available, HECO's management believes that the ultimate outcome of these disputes will not have a material adverse effect on HECO's consolidated financial condition and results of operations.

HELCO's firm power purchase agreements include an amended power purchase agreement with Hamakua Sugar Company (Hamakua), a power purchase agreement with Puna Geothermal Ventures (PGV) and a power purchase agreement with Hilo Coast Processing Company (HCPC). Hamakua is in a Chapter 11 bankruptcy proceeding and is now conducting a final sugar cane harvest which is expected to end around the first week of October 1994. During the harvest, Hamakua has agreed to supply HELCO with 8 MW of firm capacity under an amendment to HELCO's existing power purchase agreement. PGV, an independent geothermal power producer which had experienced substantial delays in commencing commercial operations, passed an acceptance test in June 1993 and became a firm capacity source for 25 MW. However, due to problems with one of its wells, PGV was producing only about
16 MW as of June 30, 1994. In March 1994, HCPC, which currently provides 18 MW of firm capacity, issued a written notice of termination to HELCO indicating that it would cease producing power in March 1997. HELCO, in turn, issued a written notice of its preliminary intent to purchase the HCPC facility, subject to a number of conditions. Under the terms of the power purchase agreement, HELCO has the option to purchase the facility. HELCO and HCPC will negotiate the "fair market value" of the plant assuming transfer to a party other than HELCO. If the parties cannot agree on the "fair market value," the issue may be submitted to arbitration. Once the fair market value is determined, HELCO may elect whether to proceed with the purchase.

HECO power outage

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. The PUC initiated an investigation of the outage by its order dated April 16, 1991. This investigation was consolidated with a pending investigation of an outage that occurred in 1988. The PUC held a hearing on the April 9, 1991 outage in May 1991. Further proceedings have not been scheduled at this time. Recommendations were made to HECO by Power Technologies, Inc., an independent consultant hired by HECO, and HECO has responded to those recommendations. Management cannot predict the timing and outcome of any decision and order to be issued, if any, by the PUC with respect to the outages.

HECO's PUC-approved tariff rule states that HECO "will not be liable for interruption or insufficiency of supply or any loss, cost, damage or expense of any nature whatsoever, occasioned thereby if caused by accident, storm, fire, strikes, riots, war or any cause not within [HECO's] control through the exercise of reasonable diligence and care." Under the rule, customers had 30 days from the date of the power outage to file claims. HECO received 3,063 customer claims which totaled approximately $7.8 million. Of the 3,063 claims, 1,530 are for property damage. As of June 30, 1994, HECO had settled or closed 1,322 of these property damage claims, had settlement offers outstanding with respect to approximately 173 more of these claims and anticipates making settlement offers with respect to the 35 remaining property claims upon receipt and review of appropriate supporting documentation. The settlement offers are being made for purposes of settlement and compromise only, and without any admission by HECO of liability for the outage. Not covered in the settlement offers and requests for documentation are 1,533 claims involving alleged personal injury or economic losses, such as lost profits.

On April 19, 1991, seven direct or indirect business customers on the island of Oahu filed a lawsuit against HECO on behalf of themselves and an alleged class, claiming $75 million in compensatory damages and additional unspecified amounts for punitive damages because of the April 9, 1991 outage. The lawsuit was dismissed without prejudice in March 1993 and subsequently refiled by the plaintiffs. HECO has filed an answer which denies the principal allegations in the complaint, sets forth affirmative defenses, and asserts that the suit should not be maintained as a class action. Discovery proceedings have been initiated. In March 1994, HECO filed a motion for an order denying class certification of the lawsuit and the plaintiffs responded with a cross-motion for class certification. Both motions were denied without prejudice. Trial has been set for January 22, 1996.

HECO has recorded a liability of $1 million for the total amount of expected defense costs and settlements with respect to the outage. In the opinion of management, losses (if any) in excess of the amount for which provision has been made, net of estimated insurance recoveries, resulting from the ultimate outcome of the lawsuit and claims related to the April 9, 1991 outage will not have a material adverse effect on the Company or consolidated HECO.

HELCO reliability investigation

In July 1991, following service interruptions and rolling blackouts instituted on the island of Hawaii, the PUC issued an order calling for an investigation into the reliability of HELCO's system.

An evidentiary hearing was held in September 1991 and public hearings were held in October 1991. In light of approximately 20 subsequent incidents of rolling blackouts and service interruptions resulting from insufficient generation margin, further evidentiary hearings were held in July 1992. With the input from an independent consultant and the parties to the proceedings, the PUC may formulate minimum reliability standards for HELCO, use the standards to assess HELCO's system reliability, and re-examine the rate increase approved in October 1992 to see whether any adjustments are appropriate. In the opinion of management, the PUC's adjustment to its October 1992 rate increase, if any, resulting from the reliability investigation will not have a material adverse effect on the Company's or HECO's consolidated financial condition or results of operations.

HELCO's generation margin has improved with the addition of a 20-MW combustion turbine in August 1992, PGV's commencement of commercial operations and Hamakua's temporary return to commercial operation.

HELCO is proceeding with plans to install two 20-MW combustion turbines in 1995, followed by an 18-MW heat steam recovery generator in 1997, at which time these units will be converted to a combined-cycle unit, subject in each case to obtaining necessary permits and approvals. The PUC has issued a decision and order approving expenditures for the first 20-MW combustion turbine. Evidentiary hearings on the other portions of the unit were held in July 1994. HELCO has encountered procedural and other difficulties in obtaining the necessary Conservation District Use Permit (CDUP) which would allow the combined cycle unit to be constructed at the Keahole site. Such difficulties included intervenors filing for a contested case hearing which has not been held. Further, Kawaihae Cogeneration Partners and Enserch Development Corp. have each filed with the PUC separate complaints against HELCO, alleging that, rather than having HELCO build the combined cycle unit, they are entitled to a power purchase contract to provide the capacity. The Board of Land and Natural Resources (BLNR) addressed the CDUP at its May 13, 1994 meeting. The BLNR was unable to obtain the necessary votes to either approve or deny the permit. It is HELCO's position that it became entitled to the CDUP by operation of law as the BLNR failed to act on HELCO's application by the May 18, 1994 deadline. The results of the BLNR meeting were challenged in the Third Circuit Court, and on June 24, 1994, the court granted a motion to stay the effectiveness of the CDUP. HELCO intends to appeal the granting of that motion and will continue to litigate the appeal of the results of the BLNR meeting. If not resolved expeditiously, the stay is likely to adversely impact HELCO's unit installation schedule. If the CDUP were further delayed or ultimately denied, HELCO would explore other available alternatives to meet projected energy needs. However, in the event of a further delay or denial of the CDUP, management believes that there may be rolling blackouts before required additional generation could be completed or any alternative solution could be implemented.

(5)  Summarized financial information
- -------------------------------------

Summarized financial information for HECO's consolidated subsidiaries, HELCO and MECO, is as follows:

                                                      HELCO                          MECO
                                            -------------------------       -----------------------
                                            June 30,     December 31,       June 30,    December 31,
(in thousands)                                1994           1993             1994          1993
- ----------------------------------------------------------------------------------------------------
Balance sheet data

Noncurrent assets........................    $315,858     $297,847          $259,185       $252,680
Current assets...........................      24,382       22,161            23,578         31,465
                                             --------     --------          --------       --------
                                             $340,240     $320,008          $282,763       $284,145
                                             ========     ========          ========       ========

Common stock equity......................    $104,241     $102,438          $100,171        $97,569
Cumulative preferred stock
    Not subject to mandatory redemption..      10,000       10,000             8,000          8,000
    Subject to mandatory redemption......       8,000        8,100             7,135          7,135
Noncurrent liabilities...................     169,618      156,855           140,435        136,414
Current liabilities......................      48,381       42,615            27,022         35,027
                                             --------     --------          --------       --------
                                             $340,240     $320,008          $282,763       $284,145
                                             ========     ========          ========       ========

                                            HELCO                                       MECO
                          ----------------------------------------    ---------------------------------------
                          Three months ended    Six months ended      Three months ended    Six months ended
                               June 30,              June 30,              June 30,              June 30,
                          ------------------    ------------------    ------------------    -----------------
(in thousands)              1994       1993       1994       1993       1994       1993       1994      1993
- --------------------------------------------------------------------------------------------------------------
Income statement data

Operating
 revenues *.............  $30,667    $27,438     $59,618   $54,017    $29,298    $28,184     $56,659    $54,193
Operating
 income * ..............    2,921      3,572       5,324     5,845      4,049      3,753       7,677      5,904
Net income for
 common stock ..........    2,182      1,916       3,535     2,725      2,496      3,119       4,444      4,465

* Based on the format of HECO's consolidated statements of income.

(6)  Reconciliation of electric utility operating income per HEI and HECO
- -------------------------------------------------------------------------
consolidated statements of income
- ---------------------------------

                                                                 Three months ended           Six months ended
                                                                      June 30,                    June 30,
                                                                --------------------        --------------------
(in thousands)                                                    1994        1993            1994       1993
- ----------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated
  activities before income taxes
  (per HEI consolidated statements of income).................  $ 33,817    $ 34,284        $ 58,141    $ 54,001
Deduct:
Income taxes on regulated activities..........................   (10,776)    (10,350)        (17,830)    (15,339)
Revenues from nonregulated activities.........................    (1,527)     (1,143)         (2,735)     (2,229)
Add:
Expenses from nonregulated activities.........................       121          71             191         134
                                                                --------    --------        --------    --------

Operating income from regulated activities after income
 taxes (per HECO consolidated statements of income)...........  $ 21,635    $ 22,862        $ 37,767    $ 36,567
                                                                ========    ========        ========    ========

(7)  Postretirement benefits other than pension
- -----------------------------------------------

HECO and its subsidiaries provide medical, dental, vision, life insurance and other benefits to eligible employees upon their retirement, with contributions by retirees toward costs based on their years of service and retirement date. Employees are eligible for these benefits if, upon retirement, they participate in one of the Company's defined benefit pension plans. Currently, no funding has been provided for these benefits. Through December 31, 1992, the cost of these benefits had not been recognized until paid. Accordingly, no provision was made for future benefits to existing or retired employees.

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

Beginning in the second quarter of 1993 and based upon these interim decisions and orders, HECO and its subsidiaries recognized regulatory assets and deferred for financial reporting purposes the difference between the costs of postretirement benefits other than pensions determined under SFAS No. 106 and such costs under the pay-as-you-go method. Approximately $4.7 million of the regulatory assets established in the second quarter of 1993 related to postretirement benefits expensed in the first quarter of 1993. If the regulatory assets had been established commencing January 1, 1993, the second quarter 1993 operating income (per HEI consolidated statement of income) and net income would have been lower by approximately $4.7 million and $2.9 million, respectively. The regulatory assets for postretirement benefits other than pensions totaled $26.1 million as of June 30, 1994.

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

(8)  Accounting change in 1994
- ------------------------------

Postemployment benefits

In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation to provide postemployment benefits in accordance with SFAS No. 43, "Accounting for Compensated Absences," if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. HECO and its subsidiaries adopted the provisions of SFAS No. 112 on January 1, 1994. The implementation of SFAS No. 112 did not have a material effect on consolidated HECO's financial condition or the results of operations for the six months ended June 30, 1994. As of June 30, 1994, the regulatory asset established by HECO and its subsidiaries for postemployment benefits totaled approximately $0.7 million.

Item 2. Management's discussion and analysis of financial condition and results
- -------------------------------------------------------------------------------
        of operations
        -------------
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

                             RESULTS OF OPERATIONS
Consolidated
- ------------

                                Three months ended
                                     June 30,
                                ------------------
(in thousands, except per                              %     Primary reason(s) for significant
share amounts)                    1994      1993    change             change*
- ---------------------------------------------------------------------------------------------------
Revenues....................... $284,556   $281,645    1    Increases at the savings bank and
                                                            "other" segments

Operating income...............   42,955     43,919   (2)   Decreases at the electric utility and
                                                            "other" segments, partly offset by
                                                            the increase at the savings bank segment

Net income.....................   17,632     18,977   (7)   Lower operating income and higher
                                                            income taxes

Earnings per common share......     0.63       0.76  (17)   See above explanation and 12% increase
                                                            in the weighted average number of
                                                            common shares outstanding

Weighted average number
  of common shares
  outstanding..................   28,013     25,084   12    Public offering of 2.0 million shares
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

                        Six months ended
                            June 30,
                       -----------------
(in thousands, except                        %       Primary reason(s) for significant
per share amounts)     1994      1993      change                  change*
- -----------------------------------------------------------------------------------------
Revenues............. $549,598  $560,993     (2)     Decreases at  the electric utility and
                                                     "other" segments, partly offset by the
                                                     increase at the savings bank segment

Operating income.....   76,359    72,250      6      Increases at the electric utility and
                                                     savings bank segments, partly offset
                                                     by the decrease for the "other" segment

Income from
  continuing
  operations......... $ 29,420  $ 28,269      4      Higher operating income, partly offset
                                                     by higher income taxes

Income from
  discontinued
  operations.........     --       1,800   (100)     Reversal of a reserve for the disposal
                      --------  --------             of HERS after the sale of HERS in
                                                     March 1993


Net income........... $ 29,420  $ 30,069     (2)
                      ========  ========
Earnings per
  common share
    Continuing
      operations.....    $1.05     $1.13     (7)     See above explanation and 12% increase
                                                     in the weighted average number of common
                                                     shares outstanding

    Discontinued
      operations.....    --         0.07   (100)     See above
                      -------    -------
                        $1.05      $1.20    (13)
                      =======    =======

Weighted average
  number of common
  shares outstanding.   27,892    24,973     12      Public offering of 2.0 million shares
                                                     of common stock completed in
                                                     August 1993 and shares issued through
                                                     the HEI dividend reinvestment and
                                                     stock purchase plan

*  Also see segment discussions which follow.

For the quarter ended June 30, 1994, HEI reported net income of $17.6 million, or $0.63 per share, compared to $19.0 million, or $0.76 per share, in the same period of 1993. Net income decreased due to lower earnings at the electric utility and "other" segments. Net income for the second quarter of 1993 was higher than for the second quarter of 1994 primarily due to two nonrecurring accounting adjustments in the second quarter of 1993 resulting from the establishment of (a) a $6.0 million regulatory asset for vacation earned but not yet taken by employees of the electric utility subsidiaries and (b) a $9.7 million regulatory asset for postretirement benefits other than pensions for employees of the electric utility subsidiaries and YB, of which $4.9 million related to postretirement benefits expensed in the first quarter of 1993. Excluding the "vacation" adjustment and the adjustment related to postretirement benefits expensed in the first quarter of 1993, net income for the second quarter of 1994 would have reflected an increase of approximately 33% over the second quarter of 1993.

For the six months ended June 30, 1994, HEI reported net income of $29.4 million, or $1.05 per share, compared to $30.1 million, or $1.20 per share, in the same period of 1993. The first half of 1993 results included the reversal of a reserve for the disposal of HERS after the sale of HERS in March 1993. Excluding the "vacation" adjustment, income from continuing operations for the first half of 1994 would have reflected an increase of approximately 13% over the first half of 1993 due to higher earnings at the savings bank and the electric utility companies.

Dividends are paid by HEI as and when declared at the discretion of HEI's
Board of Directors. HEI and its predecessor company, HECO, have paid dividends continuously since 1901. Dividends per share have been higher each year for the past 30 years. Although dividends per share growth is a major goal for the Company, HEI must balance short-term and long-term goals. Over the next few years HEI's management intends to recommend to HEI's Board of Directors to moderate dividend growth until its payout ratio returns to a more acceptable level.

Following is a general discussion of revenues, expenses and operating income by business segment.

Electric utility

                  Three months ended
                       June 30,
(in thousands,    ------------------
except per                             %        Primary reason(s) for significant
barrel amounts)    1994     1993      change               change
- --------------------------------------------------------------------------------

Revenues.......... $219,411  $219,301  0        Higher rate relief for HECO and
                                                MECO and a 0.2% increase in KWH
                                                sales, partly offset by lower
                                                fuel oil prices which are
                                                passed on to customers

Expenses
  Fuel oil........   41,462    53,286  (22)     Lower fuel oil prices and KWHs
                                                generated

  Purchased power.   69,294    65,954    5      Higher KWHs purchased

  Other...........   74,838    65,777   14      1993 amount reflects reduced
                                                expenses due to establishment of
                                                regulatory assets for vacation
                                                earned but not yet taken by
                                                employees and for the additional
                                                SFAS No. 106 costs of
                                                postretirement benefits other than
                                                pensions retroactive to January 1,
                                                1993

Operating income..   33,817    34,284   (1)     1993 income includes nonrecurring
                                                adjustments previously described
                                                of approximately $8.9 million in
                                                the second quarter of 1993; 1994
                                                income reflects higher rate relief
                                                for HECO and MECO

Net income........    15,188    16,465   (8)    Lower operating income and higher
                                                income taxes

Fuel oil price
  per barrel......    17.52     21.27   (18)

                            Six months ended
                               June 30,
                           -----------------
(in thousands, except                              %        Primary reason(s) for significant
per barrel amounts)        1994      1993        change                 change
- -----------------------------------------------------------------------------------------------------
Revenues................. $420,717  $425,947      (1)     Lower fuel oil prices which are passed on to
                                                          customers, partly offset by higher rate
                                                          relief for HECO and MECO and a 2.1% increase
                                                          in KWH sales

Expenses
  Fuel oil...............   80,080   104,820     (24)     Lower fuel oil prices and KWHs generated

  Purchased power........  132,280   125,669       5      Higher KWHs purchased

  Other..................  150,216   141,457       6      1993 amount reflects reduced expenses due to
                                                          establishment of a regulatory asset for
                                                          vacation earned but not yet taken by employees

Operating income.........   58,141    54,001       8      1994 income reflects higher rate relief for
                                                          HECO and MECO and is higher than 1993 income
                                                          in spite of the effect of the "vacation"
                                                          adjustment in the first half of 1993

Net income...............   24,464    23,927       2      Higher operating income, partially offset by
                                                          higher interest expense and higher income
                                                          taxes

Fuel oil price
  per barrel.............    16.93     21.22     (20)

Operating income for the electric utility segment was down 1% for the three months ended June 30, 1994 from operating income for the same period of 1993, primarily due to two nonrecurring accounting adjustments in the second quarter of 1993 resulting from the establishment of regulatory assets. In the second quarter of 1993, HECO and its subsidiaries established a regulatory asset for vacation earned but not yet taken by its employees. For rate-making purposes, vacation pay is being recovered in rates on a pay-as-you-go basis. The recognition of the regulatory asset increased operating income by $4.4 million and net income by $2.7 million, or $0.11 per HEI common share, for the quarter ended June 30, 1993. In the second quarter of 1993, HECO and its subsidiaries also established a regulatory asset for postretirement benefits other than pensions that had been expensed in the first quarter of 1993. The regulatory asset established as of June 30, 1993 amounted to approximately $9.1 million. Approximately $4.7 million of the regulatory asset related to postretirement benefits expensed in the first quarter of 1993 and resulted in an increase in net income of approximately $2.9 million, or $0.12 per HEI common share, for the second quarter of 1993. See "Postretirement benefits other than pensions." Excluding these two nonrecurring accounting adjustments, the electric utility segment's operating income and net income for the second quarter of 1994 was up 33% and 39%, respectively, over the second quarter of 1993 due to 1993 and 1994 rate relief and a 0.2% increase in kilowatthour sales.

Operating income and net income for the electric utility segment was up 8% and 2%, respectively, for the six months ended June 30, 1994. Excluding the "vacation" adjustment, operating income and net income for the electric utility segment was up 15% and 13% for the six months ended June 30, 1994, primarily due to rate relief for HECO and MECO and a 2.1% increase in kilowatthour sales.

In 1993, HEI infused $45 million of common stock equity into HECO. Also in 1993, HECO infused $12 million into HELCO and $6 million into MECO. The infusions were made to support the electric utilities' capital expenditure programs. As anticipated, HECO and its subsidiaries were not able to earn an adequate return on that new equity during the first quarter of 1994. At the start of the second quarter, however, the PUC granted an interim rate increase that recognizes the increased investment in capital facilities on the island of Oahu. See "Pending rate requests" below. Continued regulatory support from the PUC is important to the future operating results of the electric utility companies.

Competition

The electric utility industry in general has become increasingly more competitive as a result of such factors as regulatory and technological developments. The level of competition is affected by various factors including price, reliability of service, new technologies and governmental regulations. Also affecting the level of competition in Hawaii are the scarcity of generation sites and lack of interconnections.

The Energy Policy Act of 1992 encourages competition by allowing both utilities and nonutilities to form generation subsidiaries without becoming subject to regulation under the Public Utility Holding Company Act of 1935. In addition to independent power producers, a new kind of competitor--the energy service company--is seeking customers in government and private business and promising to help them reduce utility bills. On Oahu, one of these companies worked with a large military housing project, installing energy-efficient air-conditioning, water heating and other equipment that decreased the facility's electric consumption by one-third.

In response to competition, HECO and its subsidiaries are taking certain actions to heighten their focus on providing reliable electric service at reasonable costs, as well as to offer customers new choices regarding the services provided.

Regulation of electric utility rates

The PUC has broad discretion in its regulation of the rates charged by HEI's electric utility subsidiaries. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters or any prolonged delay in rendering a decision in a rate proceeding could have a material adverse effect on the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim decision in a rate case within 10 months from the date of filing a complete application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed), but there is no limitation on the time within which the PUC must render a final decision.

Pending rate requests

In July 1993, HECO applied to the PUC for permission to increase electric rates, based on a 1994 test year and a 12.6% return on average common equity (which was later increased to 12.75%). In December 1993, HECO applied to the PUC for permission to increase electric rates, based on a 1995 test year and a 12.3% return on average common equity. Both requests combined represent an increase of 16.7% over rates in effect at the time of the filings, or approximately
$106 million in annual revenues. The requested increases are needed to cover rising operating costs including the costs related to the change in the method of accounting for postretirement benefits other than pensions, to cover the cost of new capital projects to maintain and improve service reliability, to cover additional expenses associated with proposed changes in depreciation rates and methods and to establish a self-insured property damage reserve for transmission and distribution property in the event of catastrophic disasters. On March 31, 1994, HECO received an interim decision and order from the PUC on its rate increase application based on a 1994 test year, authorizing increases of $36.9 million in annual revenues, or approximately 5.9%, to become effective in several steps in 1994, and based on a 12.0% return on average common equity.
An increase of $34.2 million in annual revenues was effective April 1, 1994, for which HECO had proposed interim rate relief of approximately $39.9 million. Another interim increase of approximately $1.4 million in annual revenues for nonbargaining unit wage increases became effective May 1, 1994. Interim rate increases are subject to refund with interest, pending the final outcome of the case. Evidentiary hearings for the 1995 test year application are scheduled for November 1994.

In November 1993, HELCO applied to the PUC for permission to increase electric rates to provide approximately $15.8 million in annual revenues, or a 13.4% increase over present rates. The requested increase is based on a 1994 test year and a 12.4% return on average common equity (which was later increased to 13.1%). The increase is needed to cover plant, equipment, operating costs necessary to maintain and improve service and provide reliable power for its customers and the costs related to the change in the method of accounting for postretirement benefits other than pensions. On August 8, 1994, HELCO received an interim decision and order from the PUC on its rate increase application based on a 1994 test year, authorizing an increase of $13.6 million in annual revenues, or approximately 11.7%. The increase will become effective in steps in 1994 and is based on a 12.4% return on average common equity. The first part of the increase, $13.2 million, will be effective on August 9, 1994. Interim increases are subject to refund with interest, pending the final outcome of the case. In June 1994, HELCO filed a notice of intent to file an application for a general rate increase using a 1995 test year. The increase is expected to be required primarily to cover investments in new generating units.

In November 1991, MECO filed a request to increase rates by approximately
$18.3 million annually, or approximately 17% above the rates in effect at the time of the filing. Evidentiary hearings were held in January 1993 and, at the conclusion of the hearings, MECO adjusted its final rate increase request to approximately $11.4 million annually, or approximately 10% above the rates then in effect, to become effective in several steps in 1993, and reflecting a return on average common equity of 13.0%. The decrease in the requested rate increase resulted primarily from a reduced cost of capital, lower administrative and general expenses and other revisions to MECO's estimated revenue requirements for the 1993 test year used in the rate case. Most of the proposed increase reflected the costs of adding a 58-MW combined-cycle generating unit on Maui in three phases and the costs related to the change in the method of accounting for postretirement benefits other than pensions. In 1993, MECO received four interim decisions which authorized step increases totaling $8.2 million in annual revenues, or 7.2%, based on a 12.75% return on average common equity. On August 5, 1994, MECO received the final decision and order from the PUC regarding its rate increase request. It granted an increase of $8.1 million in annual revenues, or approximately 7.0%, based on a 12.75% return on average common equity. The difference between the interim and final decision and orders of less than $0.2 million will be refunded to ratepayers together with interest. The primary reason for the difference between the $11.4 million requested and the $8.1 million granted is the costs related to the change in the method of accounting for postretirement benefits other than pensions of approximately $2.0 million, which is part of a separate generic docket. MECO's total rate increase will be adjusted to reflect the PUC's decision in this separate generic docket.

Management cannot predict with certainty when decisions in the rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

Postretirement benefits other than pensions

HECO, HELCO and MECO are parties to a generic docket opened by the PUC in February 1992 to determine whether SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," should be adopted for rate-making purposes. For a discussion of accounting for postretirement benefits other than pensions, see note (7) in HECO's "Notes to consolidated financial statements."

PUC review of the relationship between HEI and its subsidiaries

To address community concerns, HECO proposed by letter dated January 25, 1993, that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. By an order dated January 26, 1993, the PUC initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices have resulted in or are having any negative effects on HECO and its electric utility subsidiaries. It is anticipated that the review may result in recommendations to the Company and/or the PUC. In May 1994, a consultant, Dennis Thomas and Associates, was selected by the PUC to perform the review. The review is in progress and is expected to be completed by yearend.

HECO purchased power billing disputes

HECO is disputing certain amounts billed each month under its power purchase agreements with Kalaeloa Partners, L.P. and AES Barbers Point, Inc. and has withheld payment of some of the disputed amounts pending resolution. The dispute with Kalaeloa Partners, L.P. has been submitted to arbitration and a decision is expected in August 1994. See "Power purchase agreements" under note (4) in HECO's "Notes to consolidated financial statements" for a further discussion of this matter.

HECO power outage

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. See "HECO power outage" under note (4) in HECO's "Notes to consolidated financial statements" for a discussion of HECO's contingent liabilities related to the outage.

HELCO reliability investigation and generation margin

The PUC initiated an investigation into the reliability of HELCO's system in July 1991. See "HELCO reliability investigation" under note (4) in HECO's "Notes to consolidated financial statements" for a discussion of this matter. Also see
Part II, Item 5, "Other information, Nonutility generation," for a further discussion of two of HELCO's purchased power suppliers.

Waiau-CIP transmission lines

In 1993, the PUC held hearings concerning Part 2 of the proposed Waiau-Campbell Industrial Park (CIP) 138-kilovolt transmission lines. These lines will be part of a second transmission corridor in West Oahu, running approximately 15 miles between CIP and HECO's Waiau power plant. The new lines are needed (1) to increase system reliability by locating the new lines in a separate corridor from the existing lines, (2) to provide additional transmission capacity to meet expected load growth and (3) to provide transmission capacity for existing and new power generation projects planned for West Oahu. HECO experienced community opposition over the proposed placement of portions of these lines based in part on the potential effects of the lines on aesthetics and the concern of some that the electric and magnetic fields (EMF) from the power lines may have adverse health effects. HECO witnesses addressed EMF, the route selection process (which involved extensive public input), as well as engineering and related subjects. One proposal by those who oppose the route of the overhead lines is to place
Part 2 of the Waiau-CIP lines underground. HECO estimated that this proposal would cost approximately $100 million more than the cost of overhead lines. In April 1994, the PUC issued a decision on Part 2 of the Waiau-CIP lines which permits HECO to construct the lines above ground. While the PUC recognized the concerns of aesthetics and EMF, it felt that neither concern was sufficient to justify the added cost of undergrounding the lines. In May 1994, the state Supreme Court was asked to overturn the PUC's ruling that allows HECO to construct the lines above ground. No stay of the PUC order has been entered. Management cannot predict with certainty the final outcome of this appeal or the impact the final outcome may have on the cost of the lines or on system reliability.

Undergrounding of utility lines

There is a proposal before the Honolulu City Council for the mandatory undergrounding of utility lines "whenever possible," except in some remote areas. HECO opposes the proposal in its current form because the resulting costs would place a burden on customers. Management believes the cost of undergrounding utility lines would be recoverable in rates. However, management cannot predict with certainty the ultimate outcome of such proposals or the impact of such proposals on HECO or the Company.

Savings bank

                            Three months ended
                                  June 30,
                            -------------------
                                                    %
(in thousands)                1994       1993     change   Primary reason(s) for significant change
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues ...............    $ 52,311    $50,168     4      Higher average loans and mortgage-backed securities balances, partly offset by lower average investments balance and lower overall yield on interest-earning assets

Operating income ........     10,675     10,133     5      Higher net interest income due to higher net average earning assets balance, partly offset by higher administrative and general expenses and losses from trading securities portfolio

Net income ...............     6,218      5,997     4      Higher operating income, partly offset by higher income taxes

Interest rate spread .....      3.76%      3.83%           35 basis points decrease in the weighted average yield on
                                                           interest-earning assets, partly offset by 28 basis points decrease in the weighted average rate on interest-bearing liabilities

                            Three months ended
                                  June 30,
                            ------------------      %
(in thousands)                1994       1993     change   Primary reason(s) for significant change
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues..................  $102,395    $99,431     3      Higher average loans and mortgage-backed securities balances, partly offset by lower average investments balance and lower overall yield on interest-earning assets

Operating income..........    21,295     19,721     8      Higher net interest income due to higher net average earning assets balance,  partly offset by higher administrative and general expenses and losses from trading securities portfolio

Net income................    12,426     11,665     7      Higher operating income, partly offset by higher income taxes

Interest rate spread......      3.79%      3.79%           35 basis points decrease in the weighted average yield on
                                                           interest-earning assets, offset by 35 basis points decrease in the weighted average rate on interest-bearing liabilities

The savings bank segment posted a 5% increase in operating income for the quarter over the same period last year. The improved performance is primarily a result of higher loans and mortgage-backed securities balances, partly offset by a lower interest rate spread. ASB's interest rate spread--the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities--decreased to 3.76% in the quarter from 3.83% in the comparable period of 1993. For the second quarter of 1994, the average loans balance was up $341 million and the average balance for advances from Federal Home Loan Bank and other borrowings was up $216 million from levels in the second quarter of 1993.

This interest rate spread decrease for the second quarter of 1994 can be attributed to the changing interest rate environment. During 1993, falling interest rates resulted in improved interest rate spreads as interest-bearing liabilities repriced downward at a faster pace than interest-earning assets. During 1994, rising interest rates have not significantly increased rates on interest-bearing liabilities. However, yields on interest-earning assets have continued a downward trend as a result of the prior year's refinancing and repricing of loans and mortgage-backed securities.

Operating income for the six months ended June 30, 1994 increased by 8% compared to the same period last year due to higher loans and mortgage-backed securities balances. The average loans balance was up $317 million and the average balance for advances from Federal Home Loan Bank and other borrowings was up $166 million from levels in the first six months of 1993. ASB's interest rate spread was 3.79%, unchanged compared to the first half of 1993.

During 1994, the federal funds rate increased 1.25%. The federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on consumer rates, was 4.25% as of June 30, 1994.

The yields on U.S. Treasury bonds increased as a result of the higher short-term interest rates. Mortgage and other loan rates are affected by key Treasury rates. Financial institutions incurring higher costs of funds can react by raising the interest rate on new loans and setting higher repricing rates on adjustable rate loans.

The rate increases did not significantly impact ASB's net interest income during the first half of 1994. Higher interest rates on mortgage loans can take about three to twelve months to impact portfolio yields through loan originations and repricing of adjustable rate loans. Cost of interest-bearing liabilities remained relatively stable during the first half of 1994. However, in the future, ASB's cost of interest-bearing liabilities may increase, which may result in a decreased interest rate spread and lower net interest income than there otherwise would have been.

For the three and six months ended June 30, 1994, ASB's securities held for trading experienced a $0.9 million and $1.8 million decrease, respectively, in value which was charged to earnings. The decreases were primarily due to the higher yields on U.S. Treasury bonds resulting in lower market values in fixed income securities. In response to the increasing interest rate environment, management has decided to reduce ASB's portfolio of securities held for trading by liquidating one of its two trading accounts, consisting of approximately
$23 million intermediate-term (three year to five year) securities as of June 30, 1994. ASB will retain its other trading account which consists of approximately $26 million of short-term securities as of June 30, 1994. Management cannot predict future changes in bond yields or their impact on the value of ASB's portfolio of securities held for trading.

Other
- -----

                      Three months ended
                           June 30,
                      ------------------     %
(in thousands)          1994       1993    change   Primary reason(s) for significant change
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues ...........  $12,833    $12,176      5

Operating loss .....   (1,537)      (498)    NM     MPC - lower unit sales in 1994 and higher administrative and general expense
                                                    HEI, HEIIC - higher administrative and general expense

NM  Not meaningful.

                        Six months ended
                            June 30,
                        ----------------     %
(in thousands)          1994       1993    change    Primary reason(s) for significant change
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues ...........  $26,486    $35,615    (26)     MPC - Bulk sale of land for $10 million of proceeds and immaterial gain in the first quarter of 1993
                                                     HEIIC - Gain on leveraged lease refinancing in the first quarter of 1993

Operating loss .....   (3,077)    (1,472)    NM      HEIIC - Gain on leveraged lease refinancing in 1993
                                                     Offset by:
                                                       HTB - loss on sale of oil barge in the second quarter of 1993

NM  Not meaningful.

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

Freight transportation

The freight transportation subsidiaries recorded operating income of $0.7 million in the second quarter of 1994 compared to $0.6 million in the second quarter of 1993. Operating income in the second quarter of 1993 included a loss on the sale of an oil barge, partially offset by a nonrecurring accounting adjustment in the second quarter of 1993 resulting from the establishment of a $0.6 million regulatory asset for postretirement benefits other than pensions, of which approximately $0.2 million related to postretirement benefits expensed in the first quarter of 1993. The freight transportation subsidiaries recorded operating income of $0.9 million in the six months ended June 30, 1994 compared to $0.4 million in the six months ended June 30, 1993. Operating income in the first half of 1993 included a loss on the sale of an oil barge. HTB and YB have been negatively impacted by the slow economy, the slowing in Hawaii's construction activity and HTB's exiting the business of shipping of heavy fuel oil at the end of 1993 due to concerns about the potential unlimited liability for oil spills under the Federal Oil Pollution Act of 1990.

In May 1994, YB filed an application with the PUC to increase rates by approximately $2.4 million annually. The application was suspended by the PUC on June 17, 1994 for a period of six months to and including December 30, 1994. Hearings are expected to be held in November 1994.

YB is a party to a generic docket opened by the PUC in February 1992 to determine whether SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," should be adopted for rate-making purposes. For a discussion of accounting for postretirement benefits other than pensions, see note (9) in HEI's "Notes to consolidated financial statements."

Real estate

In 1993 and the first six months of 1994, MPC's real estate development activities were adversely impacted by economic conditions. In the second quarter of 1994, MPC recorded an operating loss of $0.1 million compared to an operating income of $0.3 million in the same period last year due in part to lower unit sales and higher administrative and general expenses in the second quarter of 1994. For the six months ended June 30, 1994, MPC recorded an operating loss of $0.1 million compared to an operating loss of $0.3 million in the same period last year.

In March 1994, MDC's Baldwin*Malama partnership closed on a option to purchase approximately 147 acres of land for future development on the island of Maui from BPPI at a purchase price of $9.9 million. The land is currently approved for a development of 685 single-family and multi-family units. Baldwin*Malama is seeking to increase the density of the development.

For further information on MPC, see note (5) in HEI's "Notes to consolidated financial statements."

Investments in leverage leases

In 1993, HEIIC refinanced the nonrecourse debt supporting a leveraged lease, resulting in a cumulative adjustment to operating income of approximately
$1 million in the first half of 1993.

Income taxes
- ------------

The effective tax rates on income from continuing operations for the three months ended June 30, 1994 and 1993 were 43% and 40%, respectively. The effective tax rates on income from continuing operations for the six months ended June 30, 1994 and 1993 were 44% and 41%, respectively. The increases in 1994 are due in part to the 1% federal income tax rate increase (retroactive to January 1, 1993, but recorded beginning in the third quarter of 1993) and higher preferred stock dividends at the electric utility subsidiaries, which dividends are not deductible for tax purposes.

Discontinued operations
- -----------------------
HERS

For a discussion of the discontinued operations of HERS, see note (2) in HEI's "Notes to consolidated financial statements."

HIG

For a discussion of the discontinued operations of HIG, see note (2) in HEI's "Notes to consolidated financial statements."

Accounting changes
- ------------------
Postemployment benefits

For discussions of accounting for postemployment benefits, see note (10) in HEI's "Notes to consolidated financial statements" and note (8) in HECO's "Notes to consolidated financial statements."

Accounting for certain investments in debt and equity securities

For a discussion of accounting for certain investments in debt and equity securities, see note (10) in HEI's "Notes to consolidated financial statements."

Future accounting changes
- -------------------------

Accounting by creditors for impairment of a loan

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." This statement requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The provisions of SFAS No. 114 must be adopted by ASB no later than January 1, 1995. If SFAS No. 114 were adopted on January 1, 1994, it would not have had a material effect on the Company's consolidated financial condition or the results of operations for the six months ended June 30, 1994.

Environmental matters
- ---------------------

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

                              FINANCIAL CONDITION

Liquidity and capital resources
- -------------------------------

The Company and consolidated HECO believe that their ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund HECO and its subsidiaries' construction programs, to cover debt retirements and to meet other cash requirements in the foreseeable future.

The consolidated capital structure of HEI was as follows:

(in millions)                                         June 30, 1994              December 31, 1993
- ---------------------------------------------------------------------------------------------------
Short-term borrowings .............................. $  157          10%        $   40           3%
Long-term debt, net  ...............................    662          42            698          47
Preferred stock of electric utility subsidiaries ...     95           6             95           6
Common stock equity  ...............................    656          42            643          44
                                                     ------         ---         ------         ---
                                                     $1,570         100%        $1,476         100%
                                                     ======         ===         ======         ===

ASB's deposit liabilities and advances from the Federal Home Loan Bank are not included in the table above.

In October 1993, Standard & Poor's Corporation (S&P) completed its review of the U.S. investor-owned electric utility industry and concluded that more stringent financial risk standards are appropriate to counter mounting business risk. Under the October 1993 guidelines, S&P rated HECO's business position as "average." In July 1994, S&P divided the electric utilities it rates into seven categories of business position, up from the three categories ("above average," "average" and "below average") set forth in October 1993. The old "average" category was broken up into "high average," "average" and "low average." S&P rated HECO's business position as "low average." The business position is used by S&P to develop credit ratings under S&P's risk-adjusted financial ratio guidelines, which were issued in October 1993.

In June 1994, Duff & Phelps Credit Rating Co. (D&P) reaffirmed HEI's and HECO's debt ratings for notes and bonds, but lowered HEI's commercial paper rating to a "Duff 2" from the previous rating of "Duff 1-." HECO's commercial paper rating remains unchanged at "Duff 1-." As of July 20, 1994, HEI and HECO's S&P,
Moody's Investors Service (Moody's) and D&P's security ratings were as follows:

                                S&P 1       Moody's 2   D&P 3
- -------------------------------------------------------------
HEI
Medium-term notes               BBB         Baa2        BBB+
Commercial paper                A-2         P-2         Duff 2
Outlook                         Negative    N/A         N/A

HECO
First mortgage bonds            BBB+        A3          A
Unsecured notes                 BBB         Baa1        A-
Cumulative preferred stock      BBB         baa1        BBB+
Commercial paper                A-2         P-2         Duff 1-
Outlook                         Negative    N/A         N/A

N/A  Not applicable.

1  S&P. Debt rated BBB or BBB+ is regarded as having an adequate capacity to pay
   ---
   interest and repay principal. Whereas it normally exhibits adequate protection parameters, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity to pay interest and repay principal for debt in this category than in higher rated categories.

   The ratings may be modified by the addition of a plus or minus sign to show relative standing within the major categories.

   A commercial paper rating is a current assessment of the likelihood of timely payment of debt having an original maturity of no more than 365 days. Commercial paper rated A-2 indicates that capacity for timely payment on issues is satisfactory.

2  Moody's. Bonds which are rated Baa2 or Baa1 are considered as medium grade
   -------
   obligations, i.e., they are neither highly protected nor poorly secured. Interest payment and principal security appear adequate for the present but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Such bonds lack outstanding investment characteristics and in fact have speculative characteristics as well.

   Bonds which are rated A3 possess many favorable investment attributes and are to be considered as upper medium grade obligations. Factors giving security to principal and interest are considered adequate but elements may be present which suggest a susceptibility to impairment sometime in the future .

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

   Commercial paper rated P-2 is considered to have a strong ability for repayment of senior short-term obligations. This will normally be evidenced by the following characteristics: a) leading market positions in well-established industries, b) high rates of return on funds employed,
   c) conservative capitalization structure with moderate reliance on debt and ample asset protection, d) broad margins in earnings coverage of fixed financial charges and high internal cash generation and e) well established access to a range of financial markets and assured sources of alternate liquidity. Earnings trends and coverage ratios, while sound, may be more subject to variation. Capitalization characteristics, while still appropriate, may be more affected by external conditions. Ample alternate liquidity is maintained.

3  Duff & Phelps. Debt rated BBB+ is regarded as having below average protection
   -------------
   factors, but still considered sufficient for prudent investment. There may be considerable variability in risk during economic cycles.

   Debt rated A or A- is considered to have protection factors that are average but adequate. However, risk factors are more variable and greater in periods of economic stress.

   Commercial paper rated Duff 1- indicates a high certainty of timely payment. Liquidity factors are strong and supported by good fundamental protection factors. Risk factors are very small. Commercial paper rated Duff 2 indicates good certainty of timely payment. Liquidity factors and company fundamentals are sound. Although ongoing funding needs may enlarge total financing requirements, access to capital markets is good. Risk factors are small.

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

For the first six months of 1994, net cash used in operating activities was $2 million. Net cash used in investing activities was $326 million, largely due to an increase in ASB's loans receivable and mortgage-backed securities and consolidated HECO's capital expenditures. Net cash provided by financing activities was $316 million, due primarily to a net increase in advances from the Federal Home Loan Bank, short-term borrowings and deposit liabilities, partly offset by net repayments of long-term debt and common stock dividends.

Pursuant to the settlement agreement discussed in note (2) in HEI's "Notes to consolidated financial statements," in April 1994, $32 million was deposited in an escrow account for future distribution to the Insurance Commissioner as Rehabilitator/Liquidator of the HIG Group in return for a final dismissal of the lawsuit against HEI, HEIDI and certain officers and directors and a release of claims against HEI, its affiliates and their past and present officers and directors. The escrow deposit was funded out of available cash and short-term borrowings.

Total HEI consolidated financing requirements for the years 1994 through 1998, including net capital expenditures, debt retirements and sinking fund requirements, are currently estimated to total $1.4 billion. Of this amount, approximately $0.9 billion are for net capital expenditures (mostly relating to the electric utility companies' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 42% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. Over the five-year period 1994 through 1998, HEI estimates that it will require approximately $225 million in common equity, other than retained earnings, which is expected to be provided principally by HEI's Dividend Reinvestment and Stock Purchase Plan, the Hawaiian Electric Industries Retirement Savings Plan and public offerings of common stock.

HEI anticipates issuing approximately one million additional common shares in a public offering in either late 1994 or early 1995.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

Electric utility

HECO's consolidated capital structure was as follows:

(in millions)                                                   June 30, 1994                  December 31, 1993
- -------------------------------------------------------------------------------------------------------------------
Short-term borrowings from nonaffiliates
  and affiliate ......................................       $  115             9%            $   41             3%
Long-term debt, net ..................................          468            37                485            41
Preferred stock ......................................           95             8                 95             8
Common stock equity  .................................          584            46                570            48
                                                             ------           ---             ------           ---
                                                             $1,262           100%            $1,191           100%
                                                             ======           ===             ======           ===

In 1994, HECO and its subsidiaries redeemed $48 million of first mortgage bonds prior to the bonds' scheduled maturity dates. The first mortgage bonds redeemed had original maturity dates between April 2001 and December 2016 and interest rates between 8.5% and 10.75%. During the first six months of 1994, HECO and its subsidiaries had also drawn $32 million of the proceeds from the sale of special purpose revenue bonds.

Operating activities provided $43 million in net cash during the first six months of 1994. Investing activities used cash of $78 million for capital expenditures net of contributions in aid of construction. Financing activities provided $37 million in net cash primarily from increased short-term borrowings.

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

Capital expenditures include projects which are required to meet expected load growth and improve reliability, and projects to replace and upgrade existing equipment. Net capital expenditures (i.e., capital expenditures net of AFUDC and third party cash contributions in aid of construction) for the five-year period 1994 through 1998 are currently estimated to total $0.9 billion. Approximately 70% of gross capital expenditures is for transmission and distribution projects, with the remaining 30% primarily for generation projects.

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

At June 30, 1994, approximately $24.7 million of the proceeds from the sale of special purpose revenue bonds in prior years were available to be drawn and an additional $47 million and $170 million of revenue bonds were authorized by the Hawaii legislature for issuance prior to the end of 1995 and 1997, respectively.

Savings bank

                                 June 30,        December 31,              %
(in millions)                      1994             1993                change
- -------------------------------------------------------------------------------
Assets ........................  $2,896          $2,618                   11
Loans receivable ..............   1,907           1,735                   10
Mortgage-backed securities ....     707             630                   12
Deposit liabilities ...........   2,142           2,092                    2

At December 31, 1993, ASB was the second largest savings bank in the state based on total assets of $2.6 billion. Since December 31, 1988, ASB's loans and deposits have more than doubled. Loans and deposits continue to grow, although at a slower pace than in the past.

For the first six months of 1994, cash used by investing activities was $249 million, due largely to the origination of loans receivable and purchase of mortgage-backed securities, offset by principal repayments. Cash provided by financing activities included a net increase of $220 million in advances from the Federal Home Loan Bank and $51 million in deposit liabilities, offset by common stock dividends of $8 million.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from the receipt of interest and principal on outstanding loans and mortgage-backed securities, borrowings from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase and other sources. Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision (OTS). ASB was in compliance with OTS liquidity requirements as of June 30, 1994.

OTS regulations require each savings association to have regulatory capital at least sufficient to meet three requirements: tangible capital and core (leverage) capital of 1.5% and 3.0%, respectively, of adjusted total assets; and risk-based capital equal to 8.0% of risk-adjusted assets. As of June 30, 1994, ASB was in full compliance with the minimum capital requirements with a tangible capital ratio of 4.95%, a core capital ratio of 5.30% and risk-based capital of $157.6 million, $44.0 million in excess of the minimum requirement.

The OTS has adopted a new rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement. The regulation is effective January 1, 1994; however, the requirement that thrifts incorporate IRR into their risk-based capital calculations, based on the lowest OTS IRR Exposure Reports for the three prior quarter-ends, is effective September 30, 1994. Institutions with an "above normal" level of IRR exposure may be required to hold additional capital. "Above normal" IRR is defined as any percentage decline in market value of an institution's portfolio equity in excess of 2% of the market value of its assets, which would result from an immediate 200 basis point change in interest rates. The OTS regulation will require a savings association with an "above normal" level of IRR exposure to deduct from total capital one-half of the "above normal" IRR times the market value of its assets in meeting its existing 8% risk-based capital requirement. Based on the lowest IRR reported as of the three prior quarter-ends, ASB would not have been required to hold additional capital if the new rule had been in effect at that time.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a statutory framework for closer monitoring of insured depository institutions in order to ensure "prompt corrective action" by regulators as an institution's capital position declines. The OTS rules for prompt corrective action, effective on December 19, 1992, define the capital measures for five capital categories (well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized), and provide for progressively more stringent restrictions and supervision as capital levels decline. To be classified as "well-capitalized," an institution must have a "leverage ratio" of 5%, a "Tier-1 risk-based ratio" of 6% and a "total risk-based ratio" of 10%. As of June 30 1994, ASB believes that based on OTS capital standards it would have been classified as "well-capitalized" with a leverage ratio of 5.30%, a Tier-1 risk-based ratio of 10.71% and a total risk-based ratio of 11.1%.

The OTS is currently considering proposed regulations which will increase capital requirements. One of the proposed regulations includes increasing core capital requirements to either 4% or 5% for many savings associations. Under the proposed regulation, ASB believes it would be required to comply with a 4% requirement. As of June 30, 1994, ASB would have been in compliance with the proposed 4% requirement with a core capital ratio of 5.30%.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for anticipated growth.

                          PART II - OTHER INFORMATION
- --------------------------------------------------------------------------------

Item 1.  Legal proceedings
- --------------------------

There are no material developments except as set forth in HEI's and HECO's "Notes to consolidated financial statements," management's discussion and analysis of financial condition and results of operations and Item 5, "Other information."

Item 5.  Other information
- --------------------------
HEI senior management changes
- -----------------------------

The positions of group vice president at HEI has been eliminated with the June 30, 1994 retirement of Edward J. Blackburn, HEI group vice president for diversified companies. Effective July 1, 1994, Harwood D. Williamson is no longer HEI group vice president for utility companies, but he continues as a member of the board of directors of HEI and as president and chief executive officer of HECO.

Nonutility generation
- ---------------------

A.   Puna Geothermal Ventures (PGV)

PGV began supplying test energy to HELCO on April 22, 1993. As of June 27, 1993, PGV had successfully completed the 100-hour acceptance test demonstrating its ability to provide HELCO with the full 25 MW required in its power purchase agreement (PPA). Therefore, as of that date, PGV commenced commercial operations and HELCO's obligation to make firm capacity payments commenced. As of June 30, 1994, due to problems with one of its wells, PGV was producing approximately 16 MW. PGV anticipates that it will correct the problems and return to 25 MW output during August 1994.

On April 13, 1993, HELCO filed suit against PGV in the Third Circuit Court for penalties and other relief (including general, incidental and consequential damages and prejudgment interest) related to PGV's failure to provide power to HELCO as of October 3, 1991. The lawsuit does not specify the amount sought. Penalties were accumulated until June 27, 1993 when PGV commenced commercial operations. As of June 27, 1993, the accumulated penalties amounted to approximately $7.5 million. PGV has filed an answer and counterclaim and contends that any penalties should be excused under the force majeure provisions of the PPA, on the theory that delays were attributable to circumstances beyond PGV's control. HELCO has recognized energy and capacity purchased from PGV as expenses, but has withheld certain of such firm capacity and energy payments to PGV. Amounts withheld for June 1993 through June 1994 totaled approximately $3.4 million. HELCO continues to reserve its right to offset accumulated damages and costs, including penalties, against any future energy and capacity payments due to PGV. HELCO has not recognized any income for accumulated penalty amounts.

B.  Hilo Coast Processing Company (HCPC)

HELCO has a PPA with HCPC for 18 MW of firm capacity. On July 31, 1992,
C. Brewer and Company publicly announced that Mauna Kea Agribusiness, which is the primary supplier of sugar cane processed by HCPC, would begin converting its acreage to macadamia nuts, eucalyptus trees and other diversified crops as of November 1, 1992, and would discontinue harvesting sugar cane in late 1994. Subsequently, on March 25, 1994, HCPC issued a written notice to HELCO indicating its intent to cease supplying power to HELCO pursuant to the PPA as of March 26, 1997. As allowed under the PPA, on April 22, 1994, HELCO informed HCPC in writing of its preliminary intent to purchase the HCPC facilities, subject to a number of conditions. HELCO and HCPC are currently in negotiations regarding this potential purchase. Also see note (4) to HECO's "Notes to consolidated financial statements."

Ratio of earnings to fixed charges
- ----------------------------------

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges excluding interest on ASB deposits



 Six months                     Years Ended December 31,
    ended           ----------------------------------------------------
June 30, 1994        1993        1992        1991       1990       1989
- -------------       ------      ------      ------     ------     ------
     2.10            2.25        2.08        1.99       1.76       1.99
    =====           ======      ======      ======     ======     ======

  Ratio of earnings to fixed charges including interest on ASB deposits



  Six months                    Years Ended December 31,
    ended            ----------------------------------------------------
June 30, 1994         1993        1992        1991       1990       1989
- --------------       ------      ------      ------     ------     ------
    1.61              1.65        1.50        1.46       1.39       1.55
    ====             ======      ======      ======     ======     ======

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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges


  Six months                          Years Ended December 31,
    ended            -------------------------------------------------------
June 30, 1994        1993         1992         1991        1990         1989
- -------------        ----         ----         ----        ----         ----
     3.03            3.25         3.03         2.82        2.99         3.26
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

Item 6.  Exhibits and reports on Form 8-K
- -----------------------------------------

(a)  Exhibits

HEI               Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 11(a)     Computation of earnings per share of common stock, three and six months ended June 30, 1994 and 1993

HECO              Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 11(b)     Computation of earnings per share of common stock

HEI               Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12(a)     Computation of ratio of earnings to fixed charges,
                  six months ended June 30, 1994 and 1993

HECO              Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12(b)     Computation of ratio of earnings to fixed charges,
                  six months ended June 30, 1994 and 1993

(b)               Reports on Form 8-K

During the quarter, HEI filed a Current Report, Form 8-K, with the SEC under "Item 5. Other Events" as follows:

Dated                   Registrant      Items reported
- ----------------------------------------------------------------------------
April 6, 1994           HEI             HEI receives state court approval of
                                        lawsuit settlement

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.


HAWAIIAN ELECTRIC INDUSTRIES, INC.         HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                            (Registrant)



By  /s/ Robert F. Mougeot                  By  /s/ Paul Oyer
   ------------------------                   ----------------
   Robert F. Mougeot                           Paul A. Oyer
   Financial Vice President and                Financial Vice President and
     Chief Financial Officer                     Treasurer
   (Principal Financial Officer of             (Principal Financial Officer of
     HEI)                                        HECO)

Date:  August 8, 1994                      Date:  August 8, 1994