Form 10-Q
period 1994-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1994-11-10
CIK 354707, 46207

- --------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994
                                       OR
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



Exact Name of Registrant as           Commission           I.R.S. Employer
    Specified in Its Charter          File Number          Identification No.
- ------------------------------        -----------          ------------------

HAWAIIAN ELECTRIC INDUSTRIES, INC.         1-8503               99-0208097
                                and Principal Subsidiary

HAWAIIAN ELECTRIC COMPANY, INC.            1-4955               99-0040500



                                STATE OF HAWAII
- --------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)


                  900 RICHARDS STREET, HONOLULU, HAWAII 96813
- --------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

            HAWAIIAN ELECTRIC INDUSTRIES, INC. ----- (808) 543-5662
            HAWAIIAN ELECTRIC COMPANY, INC. ------- (808) 543-7771
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)
- --------------------------------------------------------------------------------


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

Class of Common Stock                               Outstanding November 3, 1994
- --------------------------------------------------------------------------------
Hawaiian Electric Industries,
 Inc. (Without Par Value).......                    28,452,227 Shares
Hawaiian Electric Company,
 Inc. ($6 2/3 Par Value)........                    11,258,290 Shares (not
                                                       publicly traded)

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 1994

                                           INDEX
                                                                                      Page No.
Glossary of terms...................................................................    ii

                               PART I.  FINANCIAL INFORMATION

Item  1.      Financial statements

              Hawaiian Electric Industries, Inc. and subsidiaries
              ---------------------------------------------------
              Consolidated balance sheets (unaudited) - September 30, 1994
                and December 31, 1993...............................................      1

              Consolidated statements of income (unaudited) - three and nine months
                ended September 30, 1994 and 1993...................................      2

              Consolidated statements of retained earnings (unaudited) - three and
                nine months ended September 30, 1994 and 1993.......................      3

              Consolidated statements of cash flows (unaudited) - nine months
                ended September 30, 1994 and 1993...................................      4

              Notes to consolidated financial statements  (unaudited)...............      6

              Hawaiian Electric Company, Inc. and subsidiaries
              ------------------------------------------------
              Consolidated balance sheets (unaudited) - September 30, 1994
                and December 31, 1993...............................................     13

              Consolidated statements of income (unaudited) - three and nine months
                ended September 30, 1994 and 1993...................................     14

              Consolidated statements of retained earnings (unaudited) - three and
                nine months ended September 30, 1994 and 1993.......................     14

              Consolidated statements of cash flows (unaudited) - nine months
                ended September 30, 1994 and 1993...................................     15

              Notes to consolidated financial statements  (unaudited)...............     16

Item 2.       Management's discussion and analysis of financial condition
                and results of operations...........................................     22

                                    PART II.  OTHER INFORMATION

Item 1.       Legal proceedings.....................................................     36
Item 5.       Other information.....................................................     36
Item 6.       Exhibits and reports on Form 8-K......................................     38
Signatures..........................................................................     39

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 1994


                               GLOSSARY OF TERMS

Terms         Definitions
- -----         -----------
AFUDC         Allowance for funds used during construction

ASB           American Savings Bank, F.S.B., a wholly owned subsidiary of HEI
               Diversified, Inc. and parent company of American Savings Investment Corp., ASB Service Corporation, AdCommunications, Inc. and Associated Mortgage, Inc.

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

HEIDI         HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian
               Electric Industries, Inc., the parent company of American Savings Bank, F.S.B., and formely the holder of record of the common stock of The Hawaiian Insurance & Guaranty Company, Limited

HEIIC         HEI Investment Corp., a wholly owned subsidiary of Hawaiian
               Electric Industries, Inc.

HELCO         Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

HERS          Hawaiian Electric Renewable Systems, Inc., formerly a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and formerly parent company of Lalamilo Ventures, Inc.

Terms       Definitions
- -----       -----------

HIG           The Hawaiian Insurance & Guaranty Company, Limited, currently in state rehabilitation proceedings and formerly parent company of United National Insurance Company, Ltd., Hawaiian Underwriters Insurance Co., Ltd., Guardian Life Underwriters, Inc., Guardian Financial Corporation, and Independent Adjustment, Inc. HEI Diversified, Inc. was formerly the holder of record of HIG's common stock

HTB           Hawaiian Tug & Barge Corp., a wholly owned subsidiary of Hawaiian
               Electric Industries, Inc. and parent company of Young Brothers, Limited

KWH           Kilowatthour

MECO          Maui Electric Company, Limited, a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

MPC           Malama Pacific Corp., a wholly owned subsidiary of Hawaiian
               Electric Industries, Inc. and parent company of Malama Project-I, Inc., Malama Waterfront Corp., Malama Property Investment Corp., Malama Development Corp., Malama Realty Corp., Malama Elua Corp., TMG Service Corp. (formerly Malama Kolu Corp.), Malama Hoaloha Corp., and Malama Mohala Corp.

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

PUC            Public Utilities Commission of the State of Hawaii

SEC            Securities and Exchange Commission

SFAS           Statement of Financial Accounting Standards

YB             Young Brothers, Limited, a wholly owned subsidiary of Hawaiian
                Tug & Barge Corp.

                        PART I - FINANCIAL INFORMATION
- ----------------------------------------------------------------------------------------------

Item 1.  Financial statements
- -----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                September 30,     December 31,
(in thousands)                                                      1994              1993
- ----------------------------------------------------------------------------------------------
Assets
Cash and equivalents.........................................    $   84,197       $  116,260
Accounts receivable and unbilled revenues, net...............       129,900          117,116
Inventories, at average cost.................................        40,726           39,405
Real estate developments.....................................        38,978           29,673
Loans receivable, net........................................     1,966,953        1,735,098
Marketable securities........................................       786,894          698,755
Other investments............................................        77,070           77,106
Property, plant and equipment, net...........................     1,632,605        1,542,989
Regulatory assets............................................        84,017           60,699
Other........................................................        60,026           54,827
Goodwill and other intangibles...............................        46,507           49,664
                                                                -----------      -----------
                                                                 $4,947,873       $4,521,592
                                                                ===========      ===========
Liabilities and stockholders' equity
Accounts payable.............................................    $   93,970       $   88,628
Deposit liabilities..........................................     2,153,515        2,091,583
Short-term borrowings........................................       116,860           40,416
Securities sold under agreements to repurchase...............        23,463              --
Advances from Federal Home Loan Bank.........................       521,874          289,674
Long-term debt, net..........................................       713,685          697,836
Deferred income taxes........................................       174,480          168,329
Unamortized tax credits......................................        45,385           44,357
Contributions in aid of construction.........................       169,061          165,005
Other........................................................       170,883          197,713
                                                                 ----------       ----------
                                                                  4,183,176        3,783,541
                                                                 ----------       ----------
Preferred stock of electric utility subsidiaries
Subject to mandatory redemption..............................        46,139           46,730
Not subject to mandatory redemption..........................        48,293           48,293
                                                                 ----------       ----------
                                                                     94,432           95,023
                                                                 ----------       ----------
Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares;
 no shares outstanding.......................................            --               --
Common stock, no par value, authorized 100,000 shares;
 outstanding 28,408 shares and 27,675 shares.................       538,544          514,710
Retained earnings............................................       131,721          128,318
                                                                 ----------       ----------
                                                                    670,265          643,028
                                                                 ----------       ----------
                                                                 $4,947,873       $4,521,592
                                                                 ==========       ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

                                                Three months ended          Nine months ended
                                                   September 30,               September 30,
(in thousands, except per share amounts and    ----------------------    ----------------------
ratio of earnings to fixed charges)              1994           1993       1994        1993
- -----------------------------------------------------------------------------------------------
Revenues
Electric utility.............................  $249,664       $235,841   $670,381     $661,788
Savings bank.................................    54,389         49,752    156,784      149,183
Other........................................    15,103         13,893     41,589       49,508
                                              ---------      ---------  ---------    ---------
                                                319,156        299,486    868,754      860,479
                                              ---------      ---------  ---------    ---------
Expenses
Electric utility.............................   209,015        204,222    571,591      576,168
Savings bank.................................    43,187         38,048    124,287      117,758
Other........................................    15,404         16,758     44,967       53,845
                                              ---------      ---------  ---------    ---------
                                                267,606        259,028    740,845      747,771
                                              ---------      ---------  ---------    ---------
Operating income (loss)
Electric utility.............................    40,649         31,619     98,790       85,620
Savings bank.................................    11,202         11,704     32,497       31,425
Other........................................      (301)        (2,865)    (3,378)      (4,337)
                                              ---------      ---------  ---------    ---------
                                                 51,550         40,458    127,909      112,708
                                              ---------      ---------  ---------    ---------
Interest expense--electric utility and other.   (13,916)       (12,901)   (40,126)     (38,863)
Allowance for borrowed funds used
 during construction.........................     1,070          1,056      2,886        2,984
Preferred stock dividends of electric
 utility subsidiaries........................    (1,790)        (1,628)    (5,386)      (4,888)
Allowance for equity funds used during
 construction................................     2,381          1,915      6,427        5,269
                                              ---------      ---------  ---------    ---------
Income from continuing operations
 before income taxes.........................    39,295         28,900     91,710       77,210
Income taxes.................................    16,604         12,812     39,599       32,853
                                              ---------      ---------  ---------    ---------
Income from continuing operations............    22,691         16,088     52,111       44,357
Income from discontinued operations
 (less applicable income taxes of $1,102
 in the nine months ended
 September 30, 1993).........................       --             --         --         1,800
                                              ---------      ---------  ---------    ---------
Net income...................................  $ 22,691       $ 16,088   $ 52,111     $ 46,157
                                              =========      =========  =========    =========
Earnings per common share
   Continuing operations.....................     $0.80          $0.61      $1.86        $1.75
   Discontinued operations...................       --             --         --          0.07
                                              ---------      ---------  ---------    ---------
                                                  $0.80          $0.61      $1.86        $1.82
                                              =========      =========  =========    =========
Dividends per common share...................     $0.58          $0.57      $1.74        $1.71
                                              =========      =========  =========    =========
Weighted average number of common
  shares outstanding.........................    28,255         26,247     28,014       25,402
                                              =========      =========  =========    =========

Ratio of earnings to fixed charges
 (SEC method)
 Excluding interest on ASB deposits..........                                2.23         2.21
                                                                        =========    =========
 Including interest on ASB deposits..........                                1.69         1.61
                                                                        =========    =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                 Three months ended       Nine months ended
                                                    September 30,           September 30,
                                                 -------------------     -------------------
(in thousands)                                      1994       1993         1994       1993
- ---------------------------------------------------------------------------------------------
Retained earnings, beginning of period............. $125,406   $140,102   $128,318   $138,484
Net income.........................................   22,691     16,088     52,111     46,157
Common stock dividends.............................  (16,376)   (14,419)   (48,708)   (42,870)
                                                    ---------  ---------  ---------  ---------
Retained earnings, end of period                    $131,721   $141,771   $131,721   $141,771
                                                    =========  =========  =========  =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

                                                                       Nine months ended
                                                                         September 30,
                                                                --------------------------------
(in thousands)                                                      1994               1993
- ------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations................................   $52,111           $  44,357
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities
  Depreciation and amortization of property, plant and
   equipment.....................................................    54,353              50,825
  Other amortization.............................................    (3,337)             (1,297)
  Provision for deferred income taxes and tax credits, net.......     9,652               3,507
  Changes in assets and liabilities, net of effects from
   acquisition of control of joint venture
    Increase in accounts receivable and unbilled revenues, net...   (12,784)            (10,284)
    Decrease (increase) in inventories...........................    (1,321)                789
    Decrease (increase) in real estate developments..............    (1,351)              2,256
    Decrease (increase) in securities held for trading...........    29,873             (22,677)
    Increase in regulatory assets................................    (1,117)             (3,807)
    Increase in accounts payable.................................     5,342              10,119
    Changes in other assets and liabilities......................   (24,200)             11,434
                                                                  ----------           ---------
                                                                    107,221              85,222
Cash flows from discontinued operations..........................   (32,469)              1,063
                                                                  ----------           ---------
Net cash provided by operating activities........................    74,752              86,285
                                                                  ----------           ---------
Cash flows from investing activities
Loans receivable originated and purchased........................  (412,704)           (364,808)
Principal repayments on loans receivable.........................   185,408             201,713
Proceeds from sale of loans receivable...........................     1,888                 214
"Held-to-maturity" mortgage-backed securities purchased..........  (274,430)           (132,796)
Principal repayments on "held-to-maturity" mortgage-backed
 securities......................................................   162,031             191,433
Increase in investments in real estate joint ventures............       (60)             (1,701)
Distributions from real estate joint ventures....................     2,019               8,594
Capital expenditures.............................................  (143,035)           (159,524)
Contributions in aid of construction.............................     9,114              15,801
Other............................................................    (4,692)             13,297
                                                                  ----------         -----------
Net cash used in investing activities............................  (474,461)           (227,777)
                                                                  ----------         -----------

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)
(continued)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                 -------------------------
(in thousands)                                                                      1994         1993
- ----------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net increase in deposit liabilities...........................................   $  61,932     $ 12,314
Net increase (decrease) in short-term borrowings with original maturities of
 three months or less.........................................................      80,119      (31,905)
Proceeds from other short-term borrowings.....................................         851       25,461
Repayment of other short-term borrowings......................................      (4,526)     (45,602)
Proceeds from securities sold under agreements to repurchase..................      23,330           --
Repurchase of securities sold under agreements to repurchase..................          --      (14,000)
Proceeds from advances from Federal Home Loan Bank............................     584,200      102,500
Principal payments on advances from Federal Home Loan Bank....................    (352,000)     (58,024)
Proceeds from issuance of long-term debt......................................      83,274       59,597
Repayment of long-term debt...................................................     (75,427)     (50,774)
Redemption of electric utility subsidiaries' preferred stock..................        (591)        (745)
Net proceeds from issuance of common stock....................................      10,564       84,693
Common stock dividends........................................................     (35,484)     (30,435)
Other.........................................................................      (8,596)      (2,289)
                                                                                 ---------     --------
Net cash provided by financing activities.....................................     367,646       50,791
                                                                                 ---------     --------
Net decrease in cash and equivalents..........................................     (32,063)     (90,701)
Cash and equivalents, beginning of period.....................................     116,260      156,754
                                                                                 ---------     --------
Cash and equivalents, end of period...........................................   $  84,197     $ 66,053
                                                                                 =========     ========

  See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994 and 1993
(Unaudited)
- --------------------------------------------------------------------------------

(1)  Accounting statement
- -------------------------

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of September 30, 1994 and December 31, 1993, the results of its operations for the three months and nine months ended September 30, 1994 and 1993, and its cash flows for the nine months ended September 30, 1994 and 1993. All such adjustments are of a normal recurring nature, except as described below. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1993 and the consolidated financial statements and the notes thereto in HEI's Quarterly Reports on SEC Form 10-Q for the quarters ended March 31 and June 30, 1994. The consolidated balance sheet as of December 31, 1993 was derived from audited financial statements.

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

The Hawaiian Insurance & Guaranty Co., Limited
- ----------------------------------------------

HIG and its subsidiaries (the HIG Group) are property and casualty insurance companies in the State of Hawaii. HEIDI, a subsidiary of HEI, was the holder of record of all the common stock of HIG until August 16, 1994, when HEIDI surrendered the stock of HIG for cancellation.

On December 2, 1992, the Board of Directors of HEI had concluded that it would not contribute additional capital to HIG and the remaining investment in the HIG Group was written off in the fourth quarter of 1992. The decision resulted from an increase in the estimate of policyholder claims from Hurricane Iniki (which hit the Hawaiian Islands on September 11, 1992). On December 24, 1992, with the consent of the HIG Group, a formal rehabilitation order (the Rehabilitation Order) was entered by the First Circuit Court of the State of Hawaii, vesting full control over the HIG Group in the Insurance Commissioner (the Rehabilitator/Liquidator) and her deputies.

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

In early 1994, HEI, HEIDI, certain officers and directors, the Rehabilitator/Liquidator and HIGA signed an agreement to settle the lawsuit, subject to obtaining necessary court approvals. On April 6, 1994, the court in which the HIG Group's rehabilitation proceeding is pending approved the settlement agreement. A stipulation dismissing the suit brought by the Rehabilitator/Liquidator was filed on July 8, 1994. Under the agreement, the Company paid $32.0 million into an escrow account. In August 1994, the $32.0 million plus interest was disbursed to the Rehabilitator/Liquidator, at which time the release of claims against HEI, its affiliates and their past and present officers and directors became effective and the common stock of HIG held by HEIDI was cancelled.

The $32.0 million settlement amount, less income tax benefits and certain amounts recognized in previously established reserves, resulted in a $15.0 million after-tax charge to discontinued operations in the fourth quarter of 1993. HEI is seeking reimbursement for the settlement and defense costs from certain of its insurance carriers. HEI's claims against its insurance carriers will require resolution of several insurance coverage and other policy issues and the outcome of such claims cannot be predicted at this time. One of HEI's insurance carriers has filed a declaratory relief action in the U.S. District Court for the District of Hawaii seeking resolution of these issues, and HEI has filed counterclaims for declaratory relief, breach of contract, tortious breach of contract and punitive damages. Trial of the case is scheduled for October 1995. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

(3)  Electric utility subsidiary
- --------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 13 through 21.

(4)  Savings bank subsidiary
- ----------------------------

Selected consolidated financial information
American Savings Bank, F.S.B. and subsidiaries

                                                            Three months ended            Nine months ended
                                                               September 30,                 September 30,
                                                        --------------------------   --------------------------
(in thousands)                                              1994          1993            1994          1993
- ----------------------------------------------------------------------------------------------------------------
Income statement data
Interest income........................................    $51,833       $46,964         $150,361      $140,950
Interest expense.......................................     26,789        22,351           74,704        70,210
                                                           -------       -------         --------      --------
Net interest income....................................     25,044        24,613           75,657        70,740
Provision for losses...................................       (248)         (516)            (732)         (987)
Other income...........................................      2,556         2,788            6,423         8,233
Operating, administrative and general expenses.........    (16,150)      (15,181)         (48,851)      (46,561)
                                                           -------       -------         --------      --------
Operating income.......................................     11,202        11,704           32,497        31,425
Income taxes...........................................      4,669         5,304           13,538        13,360
                                                           -------       -------         --------      --------
Net income.............................................    $ 6,533       $ 6,400         $ 18,959      $ 18,065
                                                           =======       =======         ========      ========

American Savings Bank, F.S.B. and subsidiaries


                                                                       September 30,              December 31,
(in thousands)                                                            1994                        1993
- -----------------------------------------------------------------------------------------------------------------------------------

Balance sheet data

Assets
Cash and equivalents.................................................  $   82,712                   $   77,610
Investment securities................................................      33,774                       68,599
Mortgage-backed securities...........................................     742,720                      630,156
Loans receivable, net................................................   1,966,953                    1,735,098
Other................................................................      67,461                       57,358
Goodwill and other intangibles.......................................      46,507                       49,664
                                                                       ----------                  -----------
                                                                       $2,940,127                   $2,618,485
                                                                       ==========                   ==========

Liabilities and equity
Deposit liabilities..................................................  $2,153,515                   $2,091,583
Securities sold under agreements to repurchase.......................      23,463                          --
Advances from Federal Home Loan Bank.................................     521,874                      289,674
Other................................................................      48,038                       52,717
                                                                       ----------                   ----------
                                                                        2,746,890                    2,433,974
Common stock equity..................................................     193,237                      184,511
                                                                       ----------                   ----------
                                                                       $2,940,127                   $2,618,485
                                                                       ==========                   ==========

American Savings Bank, F.S.B. and subsidiaries

                                                                                                     Nine months ended
                                                                                                        September 30,
                                                                                              -------------------------------

(in thousands)                                                                                   1994                1993
- -----------------------------------------------------------------------------------------------------------------------------


Cash flow data

Cash flows from operating activities
Net income...................................................................................   $   18,959          $  18,065
Adjustments to reconcile net income to net cash provided by
  operating activities
   Decrease (increase) in accounts receivable................................................         (743)               875
   Decrease (increase) in other securities held for trading..................................       40,273            (22,677)
   Increase (decrease) in accounts payable...................................................       (4,658)             7,271
   Changes in other assets and liabilities...................................................       (3,776)             6,298
                                                                                                 ----------         ----------
Net cash provided by operating activities....................................................       50,055              9,832
                                                                                                 ---------          ----------
Cash flows from investing activities
Loans receivable originated and purchased....................................................     (412,704)          (364,808)
Principal repayments on loans receivable ....................................................      185,408            201,713
Proceeds from sale of loans receivable.......................................................        1,888                214
"Held-to-maturity" mortgage-backed securities purchased......................................     (274,430)          (132,796)
Principal repayments on "held-to-maturity" mortgage-backed securities........................      162,031            191,433
Other........................................................................................      (13,608)             7,007
                                                                                                 ----------         ----------
Net cash used in investing activities........................................................     (351,415)           (97,237)
                                                                                                 ----------         ----------
Cash flows from financing activities
Net increase in deposit liabilities..........................................................       61,932             12,314
Proceeds from securities sold under agreements to repurchase.................................       23,330                --
Repurchase of securities sold under agreements to repurchase.................................          --             (14,000)
Proceeds from advances from Federal Home Loan Bank...........................................      584,200            102,500
Principal payments on advances from Federal Home Loan Bank...................................     (352,000)           (58,024)
Common stock dividends.......................................................................      (11,000)           (10,002)
                                                                                                 ----------         ----------
Net cash provided by financing activities....................................................      306,462             32,788
                                                                                                 ----------         ----------

Net increase (decrease) in cash and equivalents..............................................        5,102            (54,617)
Cash and equivalents, beginning of period....................................................       77,610            117,937
                                                                                                -----------        ----------
Cash and equivalents, end of period..........................................................   $   82,712          $  63,320
                                                                                                ===========        ===========

(5)  Real estate subsidiary
- ---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans to unconsolidated joint ventures or joint venture partners amounted to $56 million and $49 million at September 30, 1994 and December 31, 1993, respectively.

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

At September 30, 1994, MPC or its subsidiaries were directly liable for $15.8 million of outstanding loans and had additional loan facilities of $1.4 million. In addition, at September 30, 1994, MPC or its subsidiaries had issued (i)guaranties under which they were jointly and severally contingently liable with their joint venture partners for $1.9 million of outstanding loans and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $6.7 million of outstanding loans and $7.9 million of additional undrawn loan facilities. In total, at September 30, 1994, MPC or its subsidiaries were liable or contingently liable for $24.3 million of outstanding loans and $9.3 million in undrawn loan facilities. At September 30, 1994, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $14.4 million was outstanding and $9.3 million was undrawn, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor. MPC or its subsidiaries may enter into additional commitments in connection with the financing of future phases of development of MPC's projects and HEI may enter into similar agreements regarding the ownership and financial condition of MPC.

(6)  Regulatory Assets
- ----------------------

Regulatory assets at September 30, 1994 and December 31, 1993 include the following deferred costs:

                                                     September 30,  December 31,
(in thousands)                                          1994            1993
- --------------------------------------------------------------------------------
Postretirement benefits other than pensions.......     $32,346       $19,210
Income taxes......................................      21,272        16,297
Preliminary plant costs on suspended project......       5,634         5,199
Vacation earned, but not yet taken................       6,290         5,494
Unamortized debt expense on retired issuances.....       7,676         5,435
Integrated resource planning costs................       6,800         4,661
Other.............................................       3,999         4,403
                                                       -------       -------
                                                       $84,017       $60,699
                                                       =======       =======

(7)  Interest Expense
- ---------------------

Interest expense, excluding interest on nonrecourse debt issued in connection with leveraged leases, consisted of the following:

                                  Three months ended       Nine months ended
                                     September 30,            September 30,
(in thousands)                    ------------------       -----------------
                                  1994          1993       1994         1993
- --------------------------------------------------------------------------------
Interest expense
Savings bank....................  $26,789    $22,351    $  74,704    $ 70,210
Electric utility................    9,600      8,461       27,770      25,276
Other...........................    4,316      4,440       12,356      13,587
                                  -------    -------     --------    --------
                                  $40,705    $35,252     $114,830    $109,073
                                  =======    =======     ========    ========

(8)  Cash Flows
- ---------------

Supplemental disclosures of cash flow information

Cash paid for interest, net of capitalized amounts, and cash paid (received) for income taxes were as follows:

                                                                       Nine months ended
                                                                         September 30,
                                                                     ---------------------
(in thousands)                                                         1994         1993
- ------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding interest paid on nonrecourse debt issued in connection with
  leveraged leases)..............................................    $108,688     $105,457
                                                                     ========     ========

Income taxes.....................................................    $ 31,618     $ (5,100)
                                                                     ========     ========

Cash paid for interest on nonrecourse debt issued in connection with leveraged leases amounted to $5,001,000 and $5,007,000 for the nine months ended September 30, 1994 and 1993, respectively.

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $13,224,000 and $12,435,000 for the nine months ended September 30, 1994 and 1993, respectively.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $6,427,000 and $5,269,000 for the nine months ended September 30, 1994 and 1993, respectively.

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

Beginning in the second quarter of 1993 and based upon the interim decisions and orders, HECO and its subsidiaries and YB recognized regulatory assets and deferred for financial reporting purposes the difference between the costs of postretirement benefits other than pensions determined under SFAS No. 106 and such costs under the pay-as-you-go method. The regulatory assets for postretirement benefits other than pensions totaled $32.3 million as of September 30, 1994.

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

(10)  Accounting changes in 1994
- --------------------------------

Postemployment benefits

In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation to provide postemployment benefits in accordance with SFAS No. 43, "Accounting for Compensated Absences," if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. The Company adopted the provisions of SFAS No. 112 on January 1, 1994. The implementation of SFAS No. 112 did not have a material effect on the Company's consolidated financial condition or the results of operations for the nine months ended September 30, 1994.

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

The Company adopted the provisions of SFAS No. 115 on January 1, 1994. As of September 30, 1994 and December 31, 1993, marketable securities consisted of trading securities, stock in the Federal Home Loan Bank of Seattle and mortgage-backed securities. All marketable securities other than the trading securities are classified as held-to-maturity securities. The implementation of SFAS No. 115 did not have a material effect on the Company's consolidated financial condition or the results of operations for the nine months ended September 30, 1994.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                      September 30,   December 31,
(in thousands, except par value)                          1994           1993
- ----------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Property, plant and equipment..................      $2,090,908     $1,976,192
   Construction in progress.......................         143,353        126,342
   Less--accumulated depreciation.................        (688,937)      (641,230)
                                                        ----------     ----------
         Net utility plant........................       1,545,324      1,461,304
                                                        ----------     ----------
Current assets
   Cash and equivalents...........................             880          1,922
   Customer accounts receivable, net..............          61,790         55,614
   Accrued unbilled revenues, net.................          41,219         34,735
   Other accounts receivable, net.................           7,139          8,398
   Fuel oil stock, at average cost................          20,359         18,188
   Materials and supplies, at average cost........          19,186         20,239
   Prepayments and other..........................           3,091          2,715
                                                        ----------     ----------
         Total current assets.....................         153,664        141,811
                                                        ----------     ----------
Other assets
   Regulatory assets..............................          81,693         59,234
   Other..........................................          42,712         40,927
                                                        ----------     ----------
         Total other assets.......................         124,405        100,161
                                                        ----------     ----------
                                                        $1,823,393     $1,703,276
                                                        ==========     ==========
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 11,258 shares....      $   75,065     $   75,065
   Premium on capital stock.......................         220,243        220,197
   Retained earnings..............................         300,346        275,401
                                                        ----------     ----------
         Common stock equity......................         595,654        570,663
   Cumulative preferred stock
      Not subject to mandatory redemption.........          48,293         48,293
      Subject to mandatory redemption.............          43,915         45,410
   Long-term debt, net............................         474,097        436,776
                                                        ----------     ----------
         Total capitalization.....................       1,161,959      1,101,142
                                                        ----------     ----------
Current liabilities
   Long-term debt due within one year.............          10,933         47,960
   Preferred stock sinking fund requirements......           2,224          1,320
   Short-term borrowings - nonaffiliates..........         109,047         28,928
   Short-term borrowings - affiliate..............           3,800         12,000
   Accounts payable...............................          48,842         41,808
   Interest and preferred dividends payable.......          12,888         10,332
   Income taxes payable...........................           5,032          6,232
   Other taxes accrued............................          32,922         36,959
   Other..........................................          26,409         31,036
                                                        ----------     ----------
         Total current liabilities................         252,097        216,575
                                                        ----------     ----------
Deferred credits and other liabilities
   Deferred income taxes..........................         109,416        107,449
   Unamortized tax credits........................          44,464         43,348
   Other..........................................          86,396         69,757
                                                        ----------     ----------
         Total deferred credits and other
          liabilities.............................         240,276        220,554
                                                        ----------     ----------
Contributions in aid of construction..............         169,061        165,005
                                                        ----------     ----------
                                                        $1,823,393     $1,703,276
                                                        ==========     ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

                                            Three months ended            Nine months ended
(in thousands, except for                     September 30,                 September 30,
ratio of earnings                       ------------------------      ------------------------
to fixed charges)                          1994          1993           1994            1993
- ----------------------------------------------------------------------------------------------
Operating revenues................      $247,844       $234,484       $665,826        $658,202
                                        --------       --------       --------        --------
Operating expenses
Fuel oil..........................        53,329         59,393        133,409         164,213
Purchased power...................        73,514         69,094        205,794         194,763
Other operation...................        31,205         28,094         89,299          78,870
Maintenance.......................        11,654         11,589         32,933          33,069
Depreciation......................        16,017         14,594         48,110          44,557
Taxes, other than income
 taxes............................        23,031         21,399         61,590          60,503
Income taxes......................        13,386          9,944         31,216          25,283
                                        --------       --------       --------        --------
                                         222,136        214,107        602,351         601,258
                                        --------       --------       --------        --------
Operating income..................        25,708         20,377         63,475          56,944
                                        --------       --------       --------        --------
Other income
Allowance for equity funds
 used during construction.........         2,381          1,915          6,427           5,269
Other, net........................         1,559          1,289          4,160           3,442
                                        --------       --------       --------        --------
                                           3,940          3,204         10,587           8,711
                                        --------       --------       --------        --------
Income before interest and
 other charges....................        29,648         23,581         74,062          65,655
                                        --------       --------       --------        --------
Interest and other charges
Interest on long-term debt........         7,838          6,414         23,368          20,153
Amortization of net bond
 premium and expense..............           294            194            831             549
Other interest charges............         1,468          1,853          3,571           4,574
Allowance for borrowed
 funds used during construction...        (1,070)        (1,056)        (2,886)         (2,984)
Preferred stock dividends
 of subsidiaries..................           707            519          2,137           1,560
                                        --------       --------       --------        --------
                                           9,237          7,924         27,021          23,852
                                        --------       --------       --------        --------
Income before preferred
 stock dividends  of HECO.........        20,411         15,657         47,041          41,803
Preferred stock dividends
 of HECO..........................         1,083          1,109          3,249           3,328
                                        --------       --------       --------        --------
Net income for common stock.......      $ 19,328       $ 14,548       $ 43,792        $ 38,475
                                        ========       ========       ========        ========
Ratio of earnings to fixed
 charges (SEC method).............                                        3.36            3.25
                                                                      ========        ========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings (unaudited)

                                              Three months ended           Nine months ended
                                                September 30,                 September 30,
                                         --------------------------    -------------------------
(in thousands)                              1994           1993           1994            1993
- ------------------------------------------------------------------------------------------------
Retained earnings,
 beginning of period..............       $288,612       $263,130       $275,401        $249,583
Net income for common stock.......         19,328         14,548         43,792          38,475
Common stock dividends............         (7,594)        (8,233)       (18,847)        (18,613)
                                         --------       --------       --------        --------
Retained earnings, end of
 period...........................       $300,346       $269,445       $300,346        $269,445
                                         ========       ========       ========        ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows  (unaudited)

                                                              Nine months ended
                                                                 September 30,
                                                         --------------------------
(in thousands)                                                 1994          1993
- -----------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock dividends of HECO........      $  47,041    $  41,803
Adjustments to reconcile income before preferred
  stock dividends of HECO to net cash provided by
  operating activities
      Depreciation and amortization of property,
         plant and equipment...........................         48,110       44,557
      Other amortization...............................          1,200          571
      Provision for deferred income taxes..............          1,962       (1,694)
      Tax credits, net.................................          2,393        3,190
      Allowance for equity funds used during
       construction....................................         (6,427)      (5,269)
      Increase in accounts receivable..................         (4,917)     (11,052)
      Increase in accrued unbilled revenues............         (6,484)        (908)
      Decrease (increase) in fuel oil stock............         (2,171)       2,705
      Decrease (increase) in materials and supplies....          1,053       (1,726)
      Increase in regulatory assets....................         (2,494)      (3,807)
      Increase (decrease) in accounts payable..........          7,034       (3,789)
      Increase in interest and preferred dividends
       payable.........................................          2,556        1,291
      Increase (decrease) in income taxes payable
       and other taxes accrued.........................         (5,237)       1,991
      Changes in other assets and liabilities..........         (7,637)     (15,267)
                                                             ---------    ---------
Net cash provided by operating activities..............         75,982       52,596
                                                             ---------    ---------
Cash flows from investing activities
Capital expenditures...................................       (131,225)    (154,246)
Contributions in aid of construction...................          9,114       15,801
                                                             ---------    ---------
Net cash used in investing activities..................       (122,111)    (138,445)
                                                             ---------    ---------
Cash flows from financing activities
Common stock dividends.................................        (18,847)     (18,613)
Preferred stock dividends..............................         (3,249)      (3,328)
Proceeds from issuance of long-term debt...............         48,274       22,597
Repayment of long-term debt............................        (48,027)     (46,874)
Redemption of preferred stock..........................           (591)        (745)
Net increase in short-term borrowings from
  nonaffiliates and affiliate with original
  maturities of three months or less...................         71,919       77,843
Proceeds from other short-term borrowings..............             --       25,259
Other..................................................         (4,392)      (1,040)
                                                             ---------    ---------
Net cash provided by financing activities..............         45,087       55,099
                                                             ---------    ---------

Net decrease in cash and equivalents...................         (1,042)     (30,750)
Cash and equivalents, beginning of period..............          1,922       30,883
                                                             ---------    ---------
Cash and equivalents, end of period....................      $     880    $     133
                                                             =========    =========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994 and 1993
(Unaudited)

- --------------------------------------------------------------------------------

(1)  Accounting statement
- -------------------------

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the financial position of HECO and its subsidiaries as of September 30, 1994 and December 31, 1993, the results of its operations for the three months and nine months ended September 30, 1994 and 1993, and its cash flows for the nine months ended September 30, 1994 and 1993. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1993 and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarters ended March 31 and June 30, 1994. The consolidated balance sheet as of December 31, 1993 was derived from audited financial statements.

(2)  Regulatory assets
- ----------------------

Regulatory assets at September 30, 1994 and December 31, 1993 include the following deferred costs:

                                                     September 30,  December 31,
(in thousands)                                           1994           1993
- --------------------------------------------------------------------------------
Postretirement benefits other than pensions.........   $30,120        $17,866
Income taxes........................................    21,174         16,176
Preliminary plant costs on suspended project........     5,634          5,199
Vacation earned, but not yet taken..................     6,290          5,494
Unamortized debt expense on retired issuances.......     7,676          5,435
Integrated resource planning costs..................     6,800          4,661
Other...............................................     3,999          4,403
                                                       -------        -------
                                                       $81,693        $59,234
                                                       =======        =======

(3)  Cash flows
- ---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                           Nine months ended
                                                             September 30,
                                                         ---------------------
(in thousands)                                             1994          1993
- --------------------------------------------------------------------------------
Interest..............................................   $22,556       $22,215
                                                        =========     =========
Income taxes..........................................   $26,005       $26,913
                                                        =========     =========

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $6,427,000 and $5,269,000 for the nine months ended September 30, 1994 and 1993, respectively.

(4)  Commitments and contingencies
- ----------------------------------

Power purchase agreements

In general, payments under the major power purchase agreements are based upon available capacity and energy. Payments for capacity generally are not required if the contracted capacity is not available, and payments are reduced, under certain conditions, if available capacity drops below contracted levels. In general, the payment rates for capacity have been predetermined for the terms of the agreements. The energy charges will vary over the terms of the agreements and HECO and its subsidiaries may pass on changes in the fuel component of the energy charges to customers through energy cost adjustment clauses in its rate schedules. HECO's 1994 test year interim decision and order also allows differences between the actual non-fuel purchased power costs HECO incurs and the amount collected from customers to be passed on through a purchased power non-fuel clause. HECO and its subsidiaries do not operate nor participate in the operation of any of the facilities that provide power under the major agreements. Title to the facilities does not pass to HECO and its subsidiaries upon expiration of the agreements, and the agreements do not contain bargain purchase options with respect to the facilities.

As of September 30, 1994, HECO and its subsidiaries had power purchase agreements for 473 megawatts (MW) of firm capacity representing approximately 22% of the total of their generating capabilities and purchased power firm capacities. Rate recovery is allowed for energy and firm capacity payments under these agreements. Assuming that each of the agreements, except for the agreements with Hilo Coast Processing Company (which issued a written notice of termination indicating that it would cease power production in March 1997) and Hamakua Sugar Company (which ceased power production in October 1994), remains in place for the entire contract period and the minimum availability criteria in the power purchase agreements are met, aggregate minimum fixed capacity charges are expected to be between $99 million and $107 million annually from 1994 through 2015, between $50 million and $77 million annually from 2016 through 2022 and $4 million annually from 2023 through 2028.

HECO disputed certain amounts (primarily energy charges) billed each month under its power purchase agreements with Kalaeloa Partners, L.P. (Kalaeloa) and AES Barbers Point, Inc. (AES-BP). The Kalaeloa and AES-BP power purchase agreements contain provisions whereby either party to the agreement may cause the dispute to be submitted to binding arbitration.

Kalaeloa requested that its dispute with HECO be arbitrated, and the arbitration proceedings were completed in August 1994. The arbitrators' decision did not have a material effect on HECO's consolidated financial condition or results of operations.

Discussions between HECO and AES-BP to resolve their disputed billing amounts have been held. Disputed amounts billed by AES-BP through September 1994, for which HECO has withheld payment, totaled approximately $2.1 million. HECO has not recognized any portion of the withheld amounts as an expense or liability in its financial statements. Approximately $1.4 million of the amounts withheld, if ultimately paid, are expected to be included in HECO's energy cost adjustment clause or purchased power non-fuel clause and passed through to customers. Based on the information available, HECO's management believes that the ultimate outcome of the AES-BP dispute will not have a material adverse effect on HECO's consolidated financial condition or results of operations.

As of September 30, 1994, HELCO's firm power purchase agreements included an amended power purchase agreement with Hamakua Sugar Company (Hamakua), a power purchase agreement with Puna Geothermal Ventures (PGV) and a power purchase agreement with Hilo Coast Processing Company (HCPC). Under the amended power purchase agreement, Hamakua, which is in a Chapter 11 bankruptcy proceeding, agreed to supply HELCO with 8 MW of firm capacity during its final sugar cane harvest. Hamakua ceased operations in October 1994. PGV, an independent geothermal power producer which had experienced substantial delays in commencing commercial operations, passed an acceptance test in June 1993 and became a firm capacity source for 25 MW. Due to problems with one of its wells, PGV was producing only about 16 MW as of June 30, 1994. The problems with the well were corrected, and prior to September 30, 1994, PGV had returned to 25 MW of output. In March 1994, HCPC, which currently provides 18 MW of firm capacity, issued a written notice of termination to HELCO indicating that it would cease producing power in March 1997. HELCO, in turn, issued a written notice of its preliminary intent to purchase the HCPC facility, subject to a number of conditions. HELCO and HCPC are currently in negotiations regarding the potential purchase. As permitted under the power purchase agreement, HCPC has asked that the issue of the fair market value of the facilities be determined through binding arbitration. HELCO has the right, but not the obligation, to purchase the facilities for fair market value.

HECO power outage

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. The PUC initiated an investigation of the outage by its order dated April 16, 1991. This investigation was consolidated with a pending investigation of an outage that occurred in 1988. The PUC held a hearing on the April 9, 1991 outage in May 1991. Further proceedings have not been scheduled at this time. Recommendations were made to HECO by Power Technologies, Inc., an independent consultant hired by HECO with the approval of the PUC, and HECO filed its comments on the PTI recommendations with the PUC in November 1993. Management cannot predict the timing and outcome of any decision and order to be issued, if any, by the PUC with respect to the outages.

HECO's PUC-approved tariff rule states that HECO "will not be liable for interruption or insufficiency of supply or any loss, cost, damage or expense of any nature whatsoever, occasioned thereby if caused by accident, storm, fire, strikes, riots, war or any cause not within [HECO's] control through the exercise of reasonable diligence and care." Under the rule, customers had 30 days from the date of the power outage to file claims. HECO received 3,063 customer claims which totaled approximately $7.8 million. Of the 3,063 claims, 1,530 are for property damage. As of September 30, 1994, HECO had settled or closed 1,342 of these property damage claims and had settlement offers outstanding with respect to the remaining 188 claims. The settlement offers are being made for purposes of settlement and compromise only, and without any admission by HECO of liability for the outage. Not covered in the settlements or the settlement offers are 1,533 claims involving alleged personal injury or economic losses, such as lost profits.

On April 19, 1991, seven direct or indirect business customers on the island of Oahu filed a lawsuit against HECO on behalf of themselves and an alleged class, claiming $75 million in compensatory damages and additional unspecified amounts for punitive damages because of the April 9, 1991 outage. The lawsuit was dismissed without prejudice in April 1993 and subsequently refiled by the plaintiffs. HECO has filed an answer which denies the principal allegations in the complaint, sets forth affirmative defenses, and asserts that the suit should not be maintained as a class action. Discovery proceedings have been initiated. In March 1994, HECO filed a motion for an order denying class certification of the lawsuit and the plaintiffs responded with a cross-motion for class certification. Both motions were denied without prejudice. Trial has been set for January 22, 1996.

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

An evidentiary hearing was held in September 1991 and public hearings were held in October 1991. In light of approximately 20 subsequent incidents of rolling blackouts and service interruptions resulting from insufficient generation margin, further evidentiary hearings were held in July 1992. With the input from an independent consultant (if one is retained) and the parties to the proceedings, the PUC may formulate minimum reliability standards for HELCO, use the standards to assess HELCO's system reliability, and re-examine the rate increase approved in October 1992 to see whether any adjustments are appropriate. In the opinion of management, any adjustment by the PUC to its October 1992 rate increase resulting from the reliability investigation would not have a material adverse effect on the Company's or HECO's consolidated financial condition or results of operations.

Subsequent to the hearings in this matter, HELCO's generation margin improved with the addition of a 20-MW combustion turbine in August 1992 and PGV's commencement of commercial operations.

HELCO is proceeding with plans to install two 20-MW combustion turbines at Keahole on the island of Hawaii in 1995, followed by an 18-MW heat steam recovery generator in 1997, at which time these units will be converted to a combined-cycle unit, subject in each case to obtaining necessary permits and approvals. The PUC has issued a decision and order approving commitment of expenditures for the first 20-MW combustion turbine. Evidentiary hearings on the other portions of the unit were held in July 1994. Further, Kawaihae Cogeneration Partners and Enserch Development Corp. have each filed with the PUC separate complaints against HELCO, alleging that, rather than having HELCO build the combined cycle unit, they are entitled to a power purchase contract to provide all or part of the capacity. An evidentiary hearing in the Kawaihae Cogeneration Partners docket was held in June 1994. The evidentiary hearing in the Enserch Development Corp. docket is scheduled for December 1994.

HELCO has encountered procedural and other difficulties in obtaining the necessary air permit and Conservation District Use Permit (CDUP) which would allow the combined cycle unit to be constructed at the Keahole site. With respect to the air permit, a public hearing was held on September 12, 1994 and the DOH plans to hold a second public hearing before taking action on the permit application. While it is anticipated that the air permit will be issued, a delay in the scheduling of the second hearing and the issuance of the permit could adversely impact HELCO's unit installation schedule. With respect to the CDUP, difficulties included intervenors filing for a contested case hearing which was not held. The Board of Land and Natural Resources (BLNR) addressed the CDUP at its May 13, 1994 meeting. The BLNR was unable to obtain the necessary votes to either approve or deny the permit. It is HELCO's position that it became entitled to the CDUP by operation of law as the BLNR failed to act on HELCO's application by the May 18, 1994 deadline. The results of the BLNR meeting were challenged in the Third Circuit Court, and on June 24, 1994, the court granted a motion to stay the effectiveness of the CDUP. HELCO intends to continue to litigate the appeal of the results of the BLNR meeting. A hearing in the Third Circuit case was held on October 31, 1994, and it is anticipated that a decision in the case will be issued shortly. If the case is not resolved expeditiously, the stay is likely to adversely impact HELCO's unit installation schedule. To address the contingency that the air permit or CDUP might be significantly delayed or ultimately denied, HELCO is exploring other alternatives to meet projected energy needs, including any viable, timely and cost-effective nonutility generation alternative. However, in the event of a significant delay or denial of the air permit or CDUP, management believes that there may be more rolling blackouts before the required additional generation could be completed or any alternative solution could be implemented.

(5)  Summarized financial information
- -------------------------------------

Summarized financial information for HECO's consolidated subsidiaries, HELCO and MECO, is as follows:

                                              HELCO                           MECO
                                  -----------------------------   ----------------------------
(in thousands)                    September 30,    December 31,   September 30,   December 31,
                                      1994           1993            1994            1993
                                  ------------------------------------------------------------
Balance sheet data
Noncurrent assets...............    $323,010       $297,847        $266,858        $252,680
Current assets..................      24,483         22,161          25,411          31,465
                                    --------       --------        --------        --------
                                    $347,493       $320,008        $292,269        $284,145
                                    ========       ========        ========        ========
Common stock equity.............    $105,495       $102,438        $101,738        $ 97,569
Cumulative preferred stock
    Not subject to
     mandatory redemption.......      10,000         10,000           8,000           8,000
    Subject to mandatory
     redemption.................       8,100          8,100           7,040           7,135
Noncurrent liabilities..........     171,275        156,855         142,276         136,414
Current liabilities.............      52,623         42,615          33,215          35,027
                                    --------       --------        --------        --------
                                    $347,493       $320,008        $292,269        $284,145
                                    ========       ========        ========        ========

                                                       HELCO                                           MECO
                                   ---------------------------------------------    --------------------------------------------
                                    Three months ended        Nine months ended      Three months ended      Nine months ended
                                      September 30,             September 30,           September 30,           September 30,
                                   --------------------      -------------------    --------------------    --------------------
(in thousands)                       1994        1993         1994        1993        1994        1993        1994        1993
- --------------------------------------------------------------------------------------------------------------------------------
Income statement data
Operating
   revenues *....................  $34,383     $29,834      $94,001     $83,851     $31,955     $30,807     $88,614     $85,000
Operating
   income *......................    3,227       2,295        8,551       8,140       4,228       3,922      11,905       9,826
Net income for
   common stock..................    2,327       1,060        5,862       3,785       2,798       3,093       7,242       7,558

* Based on the format of HECO's consolidated statements of income.

(6)  Reconciliation of electric utility operating income per HEI and HECO
     --------------------------------------------------------------------
     consolidated statements of income
     ---------------------------------

                                         Three months ended         Nine months ended
                                            September 30,              September 30,
                                       ----------------------     ---------------------
(in thousands)                           1994          1993         1994         1993
- ---------------------------------------------------------------------------------------
Operating income from
 regulated and nonregulated
 activities before income taxes
 (per HEI consolidated
 statements of income)...............  $ 40,649      $ 31,619      $ 98,790     $ 85,620
Deduct:
 Income taxes on regulated
  activities..........................  (13,386)       (9,944)      (31,216)     (25,283)
 Revenues from nonregulated
  activities..........................   (1,820)       (1,357)       (4,555)      (3,586)
Add:
 Expenses from nonregulated
  activities..........................      265            59           456          193
                                       --------      --------      --------     --------
Operating income from regulated
 activities after income taxes (per
 HECO consolidated statements of
 income).............................  $ 25,708      $ 20,377      $ 63,475     $ 56,944
                                       ========      ========      ========     ========

(7)  Postretirement benefits other than pensions
- ------------------------------------------------

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

Beginning in the second quarter of 1993 and based upon these interim decisions and orders, HECO and its subsidiaries recognized regulatory assets and deferred for financial reporting purposes the difference between the costs of postretirement benefits other than pensions determined under SFAS No. 106 and such costs under the pay-as-you-go method. The regulatory assets for postretirement benefits other than pensions totaled $30.1 million as of September 30, 1994.

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

(8)  Accounting change in 1994
- ------------------------------

Postemployment benefits

In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires employers to recognize the obligation to provide postemployment benefits in accordance with SFAS No. 43, "Accounting for Compensated Absences," if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated. HECO and its subsidiaries adopted the provisions of SFAS No. 112 on January 1, 1994. The implementation of SFAS No. 112 did not have a material effect on consolidated HECO's financial condition or the results of operations for the nine months ended September 30, 1994.

Item 2.  Management's discussion and analysis of financial condition and results
- --------------------------------------------------------------------------------
of operations
- -------------

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

                             RESULTS OF OPERATIONS
Consolidated
- ------------
                             Three months ended
                                September 30,
                             ------------------
(in thousands, except per                          %       Primary reason(s) for significant
share amounts)               1994      1993      change              change*
- -----------------------------------------------------------------------------------------------

Revenues.................... $319,156  $299,486     7      Increases at the electric utility,
                                                           savings bank and "other" segments

Operating income............   51,550    40,458    27      Increases at the electric utility
                                                           and "other" segments

Net income..................   22,691    16,088    41      Higher operating income and lower
                                                           effective tax rate, partly offset by
                                                           higher interest expense

Earnings per common share...     0.80      0.61    31      Higher net income as explained
                                                           above, partially offset by an 8%
                                                           increase in the weighted average
                                                           number of common shares outstanding

Weighted average number of
 common shares outstanding..   28,255    26,247     8      Public offering of 2.0 million shares
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

                              Nine months ended
                                 September 30,
                              -----------------
(in thousands, except per                           %     Primary reason(s) for significant
share amounts)                1994      1993      change                change*
- -------------------------------------------------------------------------------------------
Revenues.................... $868,754  $860,479       1   Increases at  the electric utility
                                                          and  savings bank segments, partly
                                                          offset by the decrease at the
                                                          "other" segment

Operating income............  127,909   112,708      13   Increases at the electric utility,
                                                          savings bank and "other" segments

Income from continuing
 operations.................   52,111    44,357      17   Higher operating income, partly
                                                          offset by higher interest expense
Income from discontinued
 operations.................       --     1,800    (100)  Reversal of a reserve for the
                              -------   -------           disposal of HERS after the sale of
                                                          HERS in March 1993

Net income.................. $ 52,111  $ 46,157
                             ========  ========
Earnings per common share
Continuing operations....... $   1.86  $   1.75       6   Increase in income from continuing
                                                          operations discussed above,
                                                          partially offset by a 10% increase
                                                          in the weighted average number of
                                                          common shares outstanding

Discontinued operations.....       --      0.07    (100)  See explanation above
                            ---------  --------
                                $1.86  $   1.82       2
                            =========  ========

Weighted average number of
 common shares outstanding..   28,014    25,402      10   Public offering of 2.0 million shares
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

For the quarter ended September 30, 1994, HEI reported net income of $22.7 million, or $0.80 per share, compared to $16.1 million, or $0.61 per share, in the same period of 1993. Net income increased due to improved results from all segments.

For the nine months ended September 30, 1994, HEI reported net income of $52.1 million, or $1.86 per share, compared to $46.2 million, or $1.82 per share, in the same period of 1993. The nine months ended September 30, 1993 results included the reversal of a reserve for the disposal of HERS after the sale of HERS in March 1993. Excluding a nonrecurring adjustment in 1993 for vacation earned but not yet taken by employees of the electric utility subsidiaries, income from continuing operations for the first nine months of 1994 would have reflected an increase of approximately 25% over the first nine months of 1993 due to improved results from all segments.

Shareholder dividends are declared and paid by HEI at the discretion of HEI's Board of Directors. On October 18, 1994, HEI's Board of Directors increased the quarterly cash dividend by 1 cent to $0.59 per share for the fourth quarter of 1994. HEI and its predecessor company, HECO, have paid dividends continuously since 1901. Dividends per share have been higher each year since 1964. Although the Company's long-term goal is to have dividend growth keep pace with inflation, management believes that the current payout ratio (94% for the nine months ended September 30, 1994) is too high. Management believes that a payout ratio of 80% or less is more appropriate and, in the future, hopes to grow earnings faster than dividends to reduce the payout ratio. One of the keys to improved earnings (and a corresponding reduction in the dividend payout ratio) is continued regulatory support as evidenced by timely rate case decisions. Another key to long-term growth in earnings is growth and expansion of the Company. Thus, management is looking at opportunities to grow the Company in Hawaii and in the Pacific Basin.

Following is a general discussion of revenues, expenses and operating income by business segment.

Electric utility
- ----------------

                              Three months ended
                                September 30,
                              ------------------
(in thousands, except per                          %        Primary reason(s) for significant
 barrel amounts)               1994      1993    change                 change
- -----------------------------------------------------------------------------------------------
Revenues.................... $249,664  $235,841    6   Rate relief for HECO and HELCO and
                                                       a 4.7% increase in KWH sales, partly
                                                       offset by lower fuel oil prices which
                                                       are passed on to customers

Expenses
  Fuel oil..................   53,329    59,393  (10)  Lower fuel oil prices, partly offset
                                                       by higher KWHs generated

  Purchased power...........   73,514    69,094    6   Higher KWHs purchased

  Other.....................   82,172    75,735    8   Higher other operation and depreciation
                                                       expense and higher "taxes, other than
                                                       income taxes"

Operating income............   40,649    31,619   29   Rate relief for HECO and HELCO and a
                                                       4.7% increase in KWH sales

Net income..................   19,328    14,548   33   Higher operating income, partly offset
                                                       by higher interest expense and higher
                                                       income taxes

Fuel oil price per barrel...    20.10     22.96  (12)


                                Nine months ended
                                  September 30,
                               -----------------
(in thousands, except per                            %      Primary reason(s) for significant
 barrel amounts)               1994      1993     change                 change
- ---------------------------------------------------------------------------------------------
Revenues.................... $670,381  $661,788      1   Rate relief and a 3.0% increase in
                                                         KWH sales, partly offset by lower
                                                         fuel oil prices which are passed
                                                         on to customers

Expenses
  Fuel oil..................  133,409   164,213    (19)  Lower fuel oil prices, partially
                                                         offset by higher KWHs generated

  Purchased power...........  205,794   194,763      6   Higher KWHs purchased

  Other.....................  232,388   217,192      7   Higher other operation and
                                                         depreciation expense and a one-time
                                                         reduction to 1993 expense due to the
                                                         establishment of a regulatory asset
                                                         for vacation earned but not yet taken
                                                         by employees

Operating income............   98,790    85,620     15   Rate relief for HECO, HELCO and
                                                         MECO and a 3.0% increase in KWH sales

Net income..................   43,792    38,475     14   Higher operating income, partially
                                                         offset by higher interest expense
                                                         and higher income taxes

Fuel oil price per barrel...    18.07     21.81    (17)

For the three months ended September 30, 1994, operating income and net income for the electric utility segment was up 29% and 33%, respectively, from comparable 1993 amounts, due primarily to 1994 interim rate relief and a 4.7% increase in kilowatthour sales due primarily to Hawaii's improving economy and warmer weather.

For the nine months ended September 30, 1994, operating income and net income for the electric utility segment was up by 15% and 14%, respectively. Excluding the "vacation" adjustment, operating income and net income for the electric utility segment were up 21% and 22%, respectively, for the nine months ended September 30, 1994, due primarily to interim rate relief in 1994 for HECO and HELCO and the full effect of 1993 interim rate relief for MECO, and a 3.0% increase in kilowatthour sales.

In 1993, HEI invested an additional $45 million in HECO. Also in 1993, HECO invested an additional $12 million in HELCO and $6 million in MECO. The infusions were made to support the electric utilities' capital expenditure programs. As anticipated, HECO and its subsidiaries were not able to earn an adequate return on that new equity during the first quarter of 1994. In April 1994 and August 1994, however, the PUC granted HECO and HELCO, respectively, interim rate increases that recognize their increased investment in capital facilities. See "Pending rate requests" below. Continued regulatory support from the PUC is important to the future operating results of the electric utility companies.

Competition

The electric utility industry in general has become increasingly more competitive as a result of such factors as regulatory and technological developments. The level of competition is affected by various factors including price, reliability of service, new technologies and governmental regulations. Also affecting the level of competition in Hawaii is the scarcity of generation sites and lack of interconnections.

The Energy Policy Act of 1992 encourages competition by allowing both utilities and nonutilities to form generation subsidiaries without becoming subject to regulation under the Public Utility Holding Company Act of 1935.

On the demand-side, a new kind of competitor--the energy service company--is seeking customers in government and private business and promising to help them reduce utility bills. On Oahu, one of these companies worked with a large military housing project, installing energy-efficient air-conditioning, water heating and other equipment that decreased the facility's electric consumption by one-third.

In August 1994, HEI formed a new nonutility energy service company, Pacific Energy Conservation Services, Inc. (PECS) to promote energy conservation in Hawaii and the Pacific Basin. PECS is considering potential projects to install, finance, operate and maintain energy conservation equipment, while sharing a percentage of the saved energy costs with its clients.

In response to competition, HECO and its subsidiaries are taking certain actions to heighten their focus on providing reliable electric service at reasonable costs, to offer customers new choices regarding the services provided and to promote new technologies like electric vehicles.

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

Pending rate requests

In July 1993, HECO applied to the PUC for permission to increase electric rates, based on a 1994 test year and a 12.6% return on average common equity (which was later increased to 12.75%). In December 1993, HECO applied to the PUC for permission to increase electric rates, based on a 1995 test year and a 12.3% return on average common equity (which was later increased to 13.0%). Both requests combined represent an increase of 16.7% over rates in effect at the time of the filings, or $106 million in additional annual revenues. The requested increases are needed to cover rising operating costs including the costs related to the change in the method of accounting for postretirement benefits other than pensions (which is part of a separate generic docket), to cover the cost of new capital projects to maintain and improve service reliability, to cover additional expenses associated with proposed changes in depreciation rates and methods and to establish a self-insured property damage reserve for transmission and distribution property in the event of catastrophic disasters. On March 31, 1994, HECO received an interim decision and order from the PUC on its rate increase application based on a 1994 test year, authorizing increases of $36.9 million in annual revenues, or 5.9%, to become effective in several steps in 1994, and based on a 12.0% return on average common equity. An increase of $34.2 million in annual revenues was effective April 1, 1994, for which HECO had proposed interim rate relief of $39.9 million. Additional interim increases of $1.4 million and $1.3 million in annual revenues became effective May 1, 1994 and November 1, 1994, respectively. Interim rate increases are subject to refund with interest, pending the final outcome of the case. Evidentiary hearings for the 1995 test year application are scheduled for November 1994.

In November 1993, HELCO applied to the PUC for permission to increase electric rates to provide $15.8 million in annual revenues, or a 13.4% increase over present rates. The requested increase is based on a 1994 test year and a 12.4% return on average common equity (which was later increased to 13.1%). The increase is needed to cover plant, equipment, operating costs necessary to maintain and improve service and provide reliable power for its customers and the costs related to the change in the method of accounting for postretirement benefits other than pensions (which is part of a separate generic docket). On August 8, 1994, HELCO received an interim decision and order from the PUC on its rate increase application based on a 1994 test year, authorizing an increase of $13.6 million in annual revenues, or approximately 11.7%. The increase is based on a 12.4% return on average common equity. $13.2 million of the increase became effective on August 9, 1994 and $0.4 million of the increase became effective on November 1, 1994. Interim increases are subject to refund with interest, pending the final outcome of the case. In June 1994, HELCO filed a notice of intent to file an application for a general rate increase using a 1995 test year. The increase is expected to be required primarily to cover investments in new generating units.

In November 1991, MECO filed a request to increase rates by $18.3 million annually, or 17% above the rates in effect at the time of the filing. Evidentiary hearings were held in January 1993 and, at the conclusion of the hearings, MECO adjusted its final rate increase request to $11.4 million annually, or 10% above the rates then in effect, to become effective in several steps in 1993, and reflecting a return on average common equity of 13.0%. The decrease in the requested rate increase resulted primarily from a reduced cost of capital, lower administrative and general expenses and other revisions to MECO's estimated revenue requirements for the 1993 test year used in the rate case. Most of the proposed increase reflected the costs of adding a 58-MW combined-cycle generating unit on Maui in three phases and the costs related to the change in the method of accounting for postretirement benefits other than pensions. In 1993, MECO received four interim decisions which authorized step increases totaling $8.2 million in annual revenues, or 7.2%, based on a 12.75% return on average common equity. On August 5, 1994, MECO received the final decision and order from the PUC regarding its rate increase request. It granted an increase of $8.1 million in annual revenues, or approximately 7.0%, based on a 12.75% return on average common equity. The difference in revenue increases provided by the interim and final decision and orders of approximately
$0.3 million was refunded to customers together with interest. The primary reason for the difference between the $11.4 million requested and the $8.1 million granted is approximately $2 million related to the change in the method of accounting for postretirement benefits other than pensions, which is part of a separate generic docket. MECO's total rate increase will be adjusted to reflect the PUC's decision in this separate generic docket.

Management cannot predict with certainty when decisions in the rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

Postretirement benefits other than pensions

HECO, HELCO and MECO are parties to a generic docket opened by the PUC in February 1992 to determine whether SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," should be adopted for rate-making purposes. For a discussion of the accounting for postretirement benefits other than pensions, see note (7) in HECO's "Notes to consolidated financial statements."

PUC review of the relationship between HEI and its subsidiaries

To address community concerns, HECO proposed by letter dated January 25, 1993, that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. By an order dated January 26, 1993, the PUC initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices have resulted in or are having any negative effects on HECO, its electric utility subsidiaries and ratepayers. It is anticipated that the review may result in recommendations to the Company and/or the PUC. In May 1994, a consultant, Dennis Thomas and Associates, was selected by the PUC to perform the review. The review is in progress and is expected to be completed by yearend.

HECO purchased power billing disputes

HECO disputed certain amounts billed each month under its power purchase agreements with Kalaeloa Partners, L.P. and AES Barbers Point, Inc. The dispute with Kalaeloa Partners, L.P. was submitted to arbitration and the arbitrators' decision did not have a material effect on HECO's consolidated financial condition or results of operations. See "Power purchase agreements" under note
(4) in HECO's "Notes to consolidated financial statements" for a further discussion of this matter.

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

Waiau-CIP transmission lines

In 1993, the PUC held hearings concerning Part 2 of the proposed Waiau-Campbell Industrial Park (CIP) 138-kilovolt transmission lines. These lines will be part of a second transmission corridor in West Oahu, running approximately 15 miles between CIP and HECO's Waiau power plant. The new lines are needed (1) to increase system reliability by locating the new lines in a separate corridor from the existing lines, (2) to provide additional transmission capacity to meet expected load growth and (3) to provide transmission capacity for existing and new power generation projects planned for West Oahu. HECO experienced community opposition over the proposed placement of portions of these lines based in part on the potential effects of the lines on aesthetics and the concern of some that the electric and magnetic fields (EMF) from the power lines may have adverse health effects. HECO witnesses addressed EMF, the route selection process (which involved extensive public input), as well as engineering and related subjects. One proposal by those who oppose the route of the overhead lines is to place
Part 2 of the Waiau-CIP lines underground. HECO estimated that this proposal would cost approximately $100 million more than the cost of overhead lines. In April 1994, the PUC issued a decision which permits HECO to construct the lines above ground. While the PUC recognized the concerns of aesthetics and EMF, it felt that neither concern was sufficient to justify the added cost of undergrounding the lines. In May 1994, appeals to the state Supreme Court were filed by the intervenors in the PUC proceeding requesting the Court to overturn the PUC's ruling that allows HECO to construct the lines above ground. No stay of the PUC order has been entered. Management cannot predict with certainty the final outcome of this appeal or the impact the final outcome may have on the cost of the lines or on system reliability.

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

Savings bank

                             Three months ended
                                September 30,
                            --------------------       %
(in thousands)                 1994      1993        change                   Primary reason(s) for significant change
====================================================================================================================================
Revenues.................    $54,389   $49,752          9     Higher average loans and mortgage-backed securities balances, partly offset by lower average investments balance and lower overall yield on interest-earning assets

Operating income.........     11,202    11,704         (4)    Higher administrative and general expenses more than offset higher net interest income

Net income...............      6,533     6,400          2     Lower income taxes due to third quarter 1993 recognition of the effect of the 1% federal tax rate increase (retroactive to January 1, 1993)

Interest rate spread.....       3.51%     4.05%               39 basis points decrease in the weighted average yield on
                                                              interest-earning assets and 15 basis points increase in the weighted average rate on interest-bearing liabilities

                              Nine months ended
                                September 30,
                             -------------------         %
(in thousands)                 1994       1993         change                 Primary reason(s) for significant change
====================================================================================================================================
Revenues..................   $156,784   $149,183          5    Higher average loans and mortgage-backed securities balances, partly offset by lower average investments balance and lower overall yield on interest-earning assets

Operating income..........     32,497     31,425          3    Higher net interest income due to higher net average earning assets balance, partly offset by higher administrative and general expenses and losses from trading securities portfolio

Net income................     18,959     18,065          5    Higher operating income, partly offset by higher income taxes

Interest rate spread......       3.67%      3.87%              38 basis points decrease in the weighted average yield on
                                                               interest-earning assets, offset by 18 basis points decrease in the weighted average rate on interest-bearing liabilities

The savings bank segment posted a 4% decrease in operating income for the quarter over the same period last year as a result of higher administrative and general expenses for compensation and employee benefits. In spite of a lower interest rate spread for the quarter compared to the third quarter of 1993, ASB managed to increase net interest income by increasing interest-earning assets. ASB's interest rate spread--the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities--decreased to 3.51% in the quarter from 4.05% in the comparable period of 1993. For the third quarter of 1994, the average loans balance was up $351 million and the average balance for advances from Federal Home Loan Bank and other borrowings was up $300 million from levels in the third quarter of 1993.

This interest rate spread decrease for the third quarter of 1994 can be attributed to the changing interest rate environment. During 1993, falling interest rates resulted in improved interest rate spreads as interest-bearing liabilities repriced downward at a faster pace than interest-earning assets. During 1994, rising interest rates have increased rates on interest-bearing deposits slightly. However, yields on interest-earning assets have continued a downward trend as a result of the prior year's refinancing and repricing of loans and mortgage-backed securities.

Operating income for the nine months ended September 30, 1994 increased by 3% compared to the same period last year due to higher loans and mortgage-backed securities balances. The average loans balance was up $327 million and the average balance for advances from Federal Home Loan Bank and other borrowings was up $206 million from levels in the first nine months of 1993. ASB's interest rate spread decreased to 3.67%, compared to 3.87% for the first nine months of 1993.

During 1994, the federal funds rate increased 1.75%. The federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on consumer rates, was 4.75% as of September 30, 1994.

The yields on U.S. Treasury bonds increased as a result of the higher short-term interest rates. Mortgage and other loan rates are affected by key treasury rates. Financial institutions incurring higher costs of funds can react by raising the interest rate on new loans and setting higher repricing rates on adjustable rate loans.

The rate increases caused the cost of interest-bearing liabilities to increase slightly during the third quarter of 1994. However, yields on interest-earning assets have not increased as higher interest rates can take about three to twelve months to impact portfolio yields through loan originations and repricing of adjustable rate loans. In the future, ASB's cost of interest-bearing liabilities may further increase, which may result in a decreased interest rate spread and lower net interest income.

For the three and nine months ended September 30, 1994, ASB's securities held for trading experienced a $0.1 million and $1.9 million decrease, respectively, in value which was charged to earnings. The decreases were primarily due to the higher yields on U.S. Treasury bonds resulting in lower market values in fixed income securities. In response to the increasing interest rate environment, management decided to liquidate ASB's portfolio of securities held for trading and the liquidation was completed in October 1994.

ASB's policy generally is to place mortgage loans on a nonaccrual status (i.e., interest accrual is suspended) when the loan becomes more than 90 days past due or on an earlier basis when there is a reasonable doubt as to its collectibility. Loans on nonaccrual status amounted to $22.4 million (1.11% of total loans) at September 30, 1994 compared to $5.7 million (0.32% of total loans) at December 31, 1993. The increase is primarily due to three commercial real estate loans with principal balances totaling $11.8 million that were restructured to defer monthly contractual principal and interest payments for three to six months. Based on the current collectibility evaluations for these loans, no specific allowance for loan losses is considered necessary.

Other
- -----

                                 Three months ended
                                    September 30,
                             ----------------------    %
(in thousands)                      1994    1993     change      Primary reason(s) for significant change
===============================================================================================================================

Revenues...............      $15,103      $13,893      9         HEIIC - Third quarter 1993 cumulative effect of the 1% federal income tax increase on leveraged lease income

Operating loss.........         (301)      (2,865)    89         HTB - Higher harbor assists and contract tows and a 1994 gain on sale of barge

                                                                 HEIIC - Third quarter 1993 cumulative effect of the 1% federal income tax increase on leveraged lease income





                              Nine months ended
                                September 30,
                               ----------------       %
(in thousands)                 1994      1993       change      Primary reason(s) for significant change
==================================================================================================================================
Revenues................     $41,589      $49,508      (16)      MPC - Bulk sale of land for $10 million of proceeds and immaterial gain in the first quarter of 1993

Operating loss..........      (3,378)      (4,337)      22       HTB - Higher harbor assists and contract tows and 1994 gain and
                                                                 1993 loss on sale of barges


The "Other" business segment includes results of operations from HTB and its subsidiary, YB, which are maritime freight transportation companies; HEIIC, which is a company primarily holding investments in leveraged leases; MPC and its subsidiaries, which are real estate investment and development companies; HEI and HEIDI, which are holding companies; and eliminations of intercompany transactions.

Freight transportation

The freight transportation subsidiaries recorded operating income of $1.7 million in the third quarter of 1994 compared to $0.4 million in the third quarter of 1993. Improved results in the third quarter of 1994 were primarily due to higher harbor assists and contract tows and a $0.2 million gain on the sale of a barge. The freight transportation subsidiaries recorded operating income of $2.6 million in the nine months ended September 30, 1994 compared to $0.8 million in the nine months ended September 30, 1993 as a result of higher harbor assists and contract tows and a 1994 gain and 1993 loss on the sales of barges.

In May 1994, YB filed an application with the PUC to increase rates by approximately $2.4 million annually. On September 26, 1994, YB filed a stipulation agreement with the PUC indicating YB and the Consumer Advocate had agreed to stipulate to a 6% general rate increase, or approximately $2.0 million annually, effective upon PUC approval. YB is presently awaiting a decision from the PUC.

YB is a party to a generic docket opened by the PUC in February 1992 to determine whether SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," should be adopted for rate-making purposes. For a discussion of accounting for postretirement benefits other than pensions, see note (9) in HEI's "Notes to consolidated financial statements."

Real estate

In 1993 and the first nine months of 1994, MPC's real estate development activities were adversely impacted by economic conditions. In the third quarter of 1994, MPC recorded an operating loss of $0.1 million compared to an operating loss of $0.2 million in the same period last year due in part to prior year writedowns for the carrying value of a real estate investment, partially offset by lower unit sales in the third quarter of 1994. For the nine months ended September 30, 1994, MPC recorded an operating loss of $0.2 million compared to an operating loss of $0.5 million in the same period last year. MPC continues to be hampered by a slow real estate market.

In March 1994, MDC's Baldwin*Malama partnership closed on an option to purchase approximately 147 acres of land for future development on the island of Maui from BPPI at a purchase price of $9.9 million. The land is currently approved for a development of 685 single-family and multi-family units. Baldwin*Malama is seeking to increase the density of the development.

For further information on MPC, see note (5) in HEI's "Notes to consolidated financial statements."

Income taxes
- ------------

The effective tax rates on income from continuing operations for the three months ended September 30, 1994 and 1993 were 42% and 44%, respectively. The decrease in the effective tax rate was due in part to the recognition in the third quarter of 1993 of the effect of the 1% federal income tax rate increase (retroactive to January 1, 1993). The effective tax rate on income from continuing operations for the nine months ended September 30, 1994 and 1993 was 43%.

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

Future accounting changes
- -------------------------

Accounting by creditors for impairment of a loan

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." This statement requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The provisions of SFAS No. 114 must be adopted by ASB no later than January 1, 1995. If SFAS No. 114 had been adopted on January 1, 1994, it would not have had a material effect on the Company's consolidated financial condition or the results of operations for the nine months ended September 30, 1994.

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

                              FINANCIAL CONDITION

Liquidity and capital resources
- -------------------------------

The Company and HECO believe that their ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund HECO and its subsidiaries' construction programs, to cover debt retirements and to meet other cash requirements in the foreseeable future.

The consolidated capital structure of HEI was as follows:

(in millions)                                                  September 30, 1994       December 31, 1993
- -----------------------------------------------------------------------------------------------------------
Short-term borrowings......................................     $  117          7%       $   40          3%
Long-term debt, net........................................        714         45           698         47
Preferred stock of electric utility subsidiaries...........         94          6            95          6
Common stock equity........................................        670         42           643         44
                                                                ------        ---         -----        ---
                                                                $1,595        100%       $1,476        100%
                                                                ======        ===        ======        ===

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank are not included in the table above.

For the first nine months of 1994, net cash provided by operating activities was $75 million. Net cash used in investing activities was $474 million, largely due to an increase in ASB's loans receivable and investments in mortgage-backed securities and the electric utility companies' capital expenditures. Net cash provided by financing activities was $368 million, due primarily to a net increase in advances to ASB from the Federal Home Loan Bank, short-term borrowings of the electric utilities and ASB's deposit liabilities.

In August 1994, HEI issued $35 million of variable rate medium-term notes with an initial interest rate of 5.45% and maturing in August 1999.

Pursuant to the settlement agreement discussed in note (2) in HEI's "Notes to consolidated financial statements," in April 1994, $32 million was deposited in an escrow account. In August 1994, the $32 million plus interest was disbursed to the Rehabilitator/Liquidator of the HIG Group. The $32 million was funded out of available cash and short-term borrowings.

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

HEI was planning to issue approximately one million additional common shares in a public offering in either late 1994 or early 1995 for a capital infusion into the electric utility companies. However, the near-term capital needs of the electric utility companies are moderating, so no underwritten public offering of common stock is anticipated in the near-term.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

Electric utility

HECO's consolidated capital structure was as follows:

(in millions)                                        September 30, 1994        December 31, 1993
- ---------------------------------------------------------------------------------------------------
Short-term borrowings from nonaffiliates
 and affiliate.................................      $  113          9%        $   41          3%
Long-term debt, net............................         485         38            485         41
Preferred stock................................          94          7             95          8
Common stock equity............................         596         46            570         48
                                                     ------        ---         ------        ---
                                                     $1,288        100%        $1,191        100%
                                                     ======        ===         ======        ===

In 1994, HECO and its subsidiaries redeemed $48 million of first mortgage bonds prior to the bonds' scheduled maturity dates. The first mortgage bonds redeemed had original maturity dates between April 2001 and December 2016 and interest rates between 8.5% and 10.75%. During the first nine months of 1994, HECO and its subsidiaries have also drawn $48 million of the proceeds from the sale of special purpose revenue bonds.

Operating activities provided $76 million in net cash during the first nine months of 1994. Investing activities used cash of $122 million for capital expenditures net of contributions in aid of construction. Financing activities provided $45 million in net cash primarily from increased short-term borrowings.

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

For 1994, electric utility net capital expenditures are now estimated to be $180 million and gross capital expenditures are estimated to be $205 million, of which approximately two-thirds is for transmission and distribution projects. Drawdowns of proceeds from the sale of tax-exempt special purpose revenue bonds, sales of common stock to HEI and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures.

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

At September 30, 1994, $8 million of the proceeds from the sale of special purpose revenue bonds in prior years were available to be drawn and an additional $47 million and $170 million of revenue bonds were authorized by the Hawaii legislature for issuance prior to the end of 1995 and 1997, respectively.

SAVINGS BANK

                              September 30,   December 31,        %
(in millions)                     1994           1993          change
- ---------------------------------------------------------------------------

Assets.......................    $2,940         $2,618           12
Loans receivable.............     1,967          1,735           13
Mortgage-backed securities...       743            630           18
Deposit liabilities..........     2,154          2,092            3

At December 31, 1993, ASB was the second largest savings bank in the state based on total assets of $2.6 billion. Since December 31, 1988, ASB's loans and deposits have more than doubled. Loans and deposits continue to grow, although at a slower pace than in the past.

For the first nine months of 1994, cash used by investing activities was $351 million, due largely to the origination of loans receivable and purchase of mortgage-backed securities, offset by principal repayments. Cash provided by financing activities included a net increase of $232 million in advances from the Federal Home Loan Bank, $62 million in deposit liabilities and $23 million in securities sold under agreements to repurchase, offset by common stock dividends of $11 million.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from the receipt of interest and principal on outstanding loans and mortgage-backed securities, borrowings from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase and other sources. Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision (OTS). ASB was in compliance with OTS liquidity requirements as of September 30, 1994.

OTS regulations require each savings association to have regulatory capital at least sufficient to meet three requirements: tangible capital and core (leverage) capital of 1.5% and 3.0%, respectively, of adjusted total assets; and risk-based capital equal to 8.0% of risk-adjusted assets. As of September 30, 1994, ASB was in full compliance with the minimum capital requirements with a tangible capital ratio of 5.0%, a core capital ratio of 5.3% and risk-based capital of $160.9 million, $44.5 million in excess of the minimum requirement.

The OTS has adopted a new rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement. The regulation is effective January 1, 1994; however, the requirement that thrifts incorporate IRR into their risk-based capital calculations, based on the lowest OTS IRR Exposure Reports for the three prior quarter-ends, was to be effective September 30, 1994. The OTS provided a waiver of the interest rate risk capital deduction until it can finalize an appeals process and anticipates a new effective date of March 31, 1995. Institutions with an "above normal" level of IRR exposure may be required to hold additional capital. "Above normal" IRR is defined as any percentage decline in market value of an institution's portfolio equity in excess of 2% of the market value of its assets, which would result from an immediate 200 basis point change in interest rates. The OTS regulation will require a savings association with an "above normal" level of IRR exposure to deduct from total capital an amount equal to one-half of the "above normal" IRR times the market value of its assets in meeting its existing 8% risk-based capital requirement. Based on the lowest IRR reported as of the three prior quarter-ends, ASB would not have been required to hold additional capital if the new rule had been in effect at that time.

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a statutory framework for closer monitoring of insured depository institutions in order to ensure "prompt corrective action" by regulators as an institution's capital position declines. The OTS rules for prompt corrective action, effective on December 19, 1992, define the capital measures for five capital categories (well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized), and provide for progressively more stringent restrictions and supervision as capital levels decline. To be classified as "well-capitalized," an institution must have a "leverage ratio" of 5%, a "Tier-

1 risk-based ratio" of 6% and a "total risk-based ratio" of 10%. As of September 30, 1994, ASB believes that based on OTS capital standards it would have been classified as "well-capitalized" with a leverage ratio of 5.3%, a Tier-1 risk-based ratio of 10.7% and a total risk-based ratio of 11.1%.

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

Item 5.  Other information
- --------------------------

Nonutility generation
- ---------------------

A.     Puna Geothermal Ventures (PGV)

PGV began supplying test energy to HELCO on April 22, 1993. As of June 27, 1993, PGV had successfully completed the 100-hour acceptance test demonstrating its ability to provide HELCO with the full 25 MW required in its power purchase agreement (PPA). Therefore, as of that date, PGV commenced commercial operations and HELCO's obligation to make firm capacity payments commenced. As of June 30, 1994, due to problems with one of its wells, PGV was producing approximately 16 MW. Prior to September 30, 1994, PGV had corrected the problems and returned to 25 MW of output.

On April 13, 1993, HELCO filed suit against PGV in the Third Circuit Court for penalties and other relief (including general, incidental and consequential damages and prejudgment interest) related to PGV's failure to provide power to HELCO as of October 3, 1991. The lawsuit does not specify the amount sought. Penalties were accumulated until June 27, 1993 when PGV commenced commercial operations. As of June 27, 1993, the accumulated penalties amounted to approximately $7.5 million. PGV has filed an answer and counterclaim and contends that any penalties should be excused under the force majeure provisions of the PPA, on the theory that delays were attributable to circumstances beyond PGV's control. HELCO has recognized energy and capacity purchased from PGV as expenses, but has withheld certain of such firm capacity and energy payments to PGV. Amounts withheld for June 1993 through September 1994 totaled approximately $3.4 million. HELCO continues to reserve its right to offset accumulated damages and costs, including penalties, against any future energy and capacity payments due to PGV. HELCO has not recognized any income for accumulated penalty amounts.

B.     Hilo Coast Processing Company (HCPC)

HELCO has a PPA with HCPC for 18 MW of firm capacity. On July 31, 1992, C. Brewer and Company publicly announced that Mauna Kea Agribusiness, which is the primary supplier of sugar cane processed by HCPC, would begin converting its acreage to macadamia nuts, eucalyptus trees and other diversified crops as of November 1, 1992, and would discontinue harvesting sugar cane in late 1994. Subsequently, on March 25, 1994, HCPC issued a written notice to HELCO indicating its intent to cease supplying power to HELCO pursuant to the PPA as of March 26, 1997. As allowed under the PPA, on April 22, 1994, HELCO informed HCPC in writing of its preliminary intent to purchase the HCPC facilities, subject to a number of conditions. HELCO and HCPC are currently in negotiations regarding this potential purchase. As permitted under the PPA, HCPC has asked that the issue of the fair market value of the facilities be determined through binding arbitration. HELCO would have the right, but not the obligation, to purchase the facilities for fair market value. Also see note (4) to HECO's "Notes to consolidated financial statements."

Ratio of earnings to fixed charges
- ----------------------------------

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

Ratio of earnings to fixed charges excluding interest on ASB deposits

                                    Years Ended December 31,
Nine months        ---------------------------------------------------------
   ended
September 30,
   1994                1993       1992       1991       1990        1989
- -------------          ----       ----       ----       ----        ----
   2.23                2.25       2.08       1.99       1.76        1.99
   ====                ====       ====       ====       ====        ====

Ratio of earnings to fixed charges including interest on ASB deposits

                                    Years Ended December 31,
Nine months        ---------------------------------------------------------
   ended
September 30,
   1994                1993       1992       1991       1990        1989
- -------------          ----       ----       ----       ----        ----
   1.69                1.65       1.50       1.46       1.39        1.55
   ====                ====       ====       ====       ====        ====

For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent the sum of (i) pretax income from continuing operations (excluding undistributed net income or net loss from less than fifty-percent-owned persons) and (ii) fixed charges (as hereinafter defined, but excluding capitalized interest). "Fixed charges" are calculated both excluding and including interest on ASB's deposits during the applicable periods and represent the sum of (i) interest, whether capitalized or expensed, incurred by HEI and its subsidiaries plus their proportionate share of interest on debt to outsiders incurred by fifty-percent-owned persons, but excluding interest on nonrecourse debt issued in connection with leveraged leases which is not included in interest expense in HEI's consolidated statements of income, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense and (iv) the preferred stock dividend requirements of HEI's subsidiaries, increased to an amount representing the pretax earnings required to cover such dividend requirements.

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

Ratio of earnings to fixed charges

                                    Years Ended December 31,
    Nine months     ---------------------------------------------------------
      ended
September 30, 1994      1993       1992       1991       1990        1989
- ------------------      ----       ----       ----       ----        ----
   3.36                 3.25       3.03       2.82       2.99        3.26
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

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits



HEI                      Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 11(a)            Computation of earnings per share of common stock,
                         three and nine months ended September 30, 1994 and 1993

HECO                     Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 11(b)            Computation of earnings per share of common stock

HEI                      Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12(a)            Computation of ratio of earnings to fixed charges,
                         nine months ended September 30, 1994 and 1993

HECO                     Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12(b)            Computation of ratio of earnings to fixed charges,
                         nine months ended September 30, 1994 and 1993

HEI                      Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27(a)            Financial data schedule, September 30, 1994 and
                         nine months ended September 30, 1994

HECO                     Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27(b)            Financial data schedule, September 30, 1994 and
                         nine months ended September 30, 1994



(b) Reports on Form 8-K

During the quarter, no Current Report, Form 8-K, was filed with the SEC.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.


HAWAIIAN ELECTRIC INDUSTRIES, INC.            HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                               (Registrant)



By  /s/ Robert F. Mougeot                     By  /s/ Ernest T. Shiraki
    ------------------------------                ---------------------------
    Robert F. Mougeot                             Ernest T. Shiraki
    Financial Vice President and                  Controller
      Chief Financial Officer                     (Principal Accounting
    (Principal Financial Officer of HEI)            Officer of HECO)

Date:  November 7, 1994                       Date:  November 7, 1994