Form 10-Q
period 1995-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1995-05-11
CIK 354707, 46207

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    Exact Name of Registrant as          Commission        I.R.S. Employer
     Specified in Its Charter            File Number       Identification No.
- ----------------------------------       -----------       ------------------
HAWAIIAN ELECTRIC INDUSTRIES, INC.         1-8503              99-0208097

                           and Principal Subsidiary

HAWAIIAN ELECTRIC COMPANY, INC.            1-4955              99-0040500


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


================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   x    No
                                          -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                                                 Outstanding May 5, 1995
- -----------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value).....              29,008,326 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).........   11,813,147 Shares (not publicly traded)

================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 1995

                                     INDEX
                                                                        Page No.

Glossary of terms........................................................     ii

                        PART I.  FINANCIAL INFORMATION

Item  1.    Financial statements

            Hawaiian Electric Industries, Inc. and subsidiaries
            ---------------------------------------------------
            Consolidated balance sheets (unaudited) - March 31, 1995
              and December 31, 1994......................................      1

            Consolidated statements of income (unaudited) - three months
              ended March 31, 1995 and 1994..............................      2

            Consolidated statements of retained earnings (unaudited) -
              three months ended March 31, 1995 and 1994.................      2

            Consolidated statements of cash flows (unaudited) -
              three months ended March 31, 1995 and 1994.................      3

            Notes to consolidated financial statements (unaudited).......      4

            Hawaiian Electric Company, Inc. and subsidiaries
            ------------------------------------------------
            Consolidated balance sheets (unaudited) - March 31, 1995
              and December 31, 1994......................................      8

            Consolidated statements of income (unaudited) -
              three months ended March 31, 1995 and 1994.................      9

            Consolidated statements of retained earnings (unaudited) -
              three months ended March 31, 1995 and 1994.................      9

            Consolidated statements of cash flows (unaudited) -
              three months ended March 31, 1995 and 1994.................     10

            Notes to consolidated financial statements (unaudited).......     11

Item 2.     Management's discussion and analysis of financial
              condition and results of operations........................     15

                         PART II.  OTHER INFORMATION

Item 1.     Legal proceedings............................................     25
Item 4.     Submission of matters to a vote of security holders..........     25
Item 5.     Other information............................................     26
Item 6.     Exhibits and reports on Form 8-K.............................     29
Signatures...............................................................     30

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 1995

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

Company             Hawaiian Electric Industries, Inc. and its direct and
                      indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HEI Investment Corp., Malama Pacific Corp. and its subsidiaries, Hawaiian Tug & Barge Corp., Young Brothers, Limited, HEI Diversified, Inc., American Savings Bank, F.S.B. and its subsidiaries, Lalamilo Ventures, Inc., Pacific Energy Conservation Services, Inc. and HEI Power Corp. (since its formation in March 1995)

Consumer
Advocate            Division of Consumer Advocacy, Department of Commerce and
                      Consumer Affairs of the State of Hawaii

FASB                Financial Accounting Standards Board

HECO                Hawaiian Electric Company, Inc., a wholly owned electric
                      utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited and Hawaii Electric Light Company, Inc.

HEI                 Hawaiian Electric Industries, Inc.,
                      parent company of Hawaiian Electric Company, Inc., HEI Investment Corp., Malama Pacific Corp., Hawaiian Tug & Barge Corp., Lalamilo Ventures, Inc., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc. and HEI Power Corp. (since its formation in March 1995)

HEIDI               HEI Diversified, Inc., a wholly owned subsidiary of
                      Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.

HEIIC               HEI Investment Corp., a wholly owned subsidiary of Hawaiian
                      Electric Industries, Inc.

HEIPC               HEI Power Corp., a wholly owned subsidiary of Hawaiian
                      Electric Industries, Inc.

HELCO               Hawaii Electric Light Company, Inc., a wholly owned
                      electric utility subsidiary of Hawaiian Electric Company, Inc.

Terms               Definitions
- -----               -----------

HIG                 The Hawaiian Insurance & Guaranty Company, Limited, an
                      insurance company currently in state rehabilitation proceedings. HEI Diversified, Inc. was the holder of record of HIG's common stock prior to August 16, 1994

HTB                 Hawaiian Tug & Barge Corp., a wholly owned subsidiary of
                      Hawaiian Electric Industries, Inc. and parent company of Young Brothers, Limited

KWH                 Kilowatthour

MECO                Maui Electric Company, Limited, a wholly owned electric
                      utility subsidiary of Hawaiian Electric Company, Inc.

MPC                 Malama Pacific Corp., a wholly owned subsidiary of
                      Hawaiian Electric Industries, Inc. and parent company of several real estate subsidiaries

MW                  Megawatt

OTS                 Office of Thrift Supervision, Department of Treasury

PBOP                Postretirement benefits other than pension

PGV                 Puna Geothermal Venture

PUC                 Public Utilities Commission of the State of Hawaii

SEC                 Securities and Exchange Commission

SFAS                Statement of Financial Accounting Standards

YB                  Young Brothers, Limited, a wholly owned subsidiary of
                      Hawaiian Tug & Barge Corp.

                        PART I - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

Item 1.  Financial statements
- -----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                        March 31,      December 31,
(in thousands)                                                            1995             1994
- ---------------------------------------------------------------------------------------------------
Assets
Cash and equivalents................................................   $  107,423       $   87,623
Accounts receivable and unbilled revenues, net......................      123,975          130,762
Inventories, at average cost........................................       35,957           43,126
Real estate developments............................................       36,952           33,956
Loans receivable, net...............................................    1,653,878        1,824,055
Marketable securities...............................................    1,303,814        1,099,810
Other investments...................................................       74,920           77,297
Property, plant and equipment, net..................................    1,709,979        1,677,822
Regulatory assets...................................................       97,910           95,257
Other...............................................................       62,656           59,301
Goodwill and other intangibles......................................       44,402           45,455
                                                                       ----------       ----------
                                                                       $5,251,866       $5,174,464
                                                                       ==========       ==========
Liabilities and stockholders' equity
Accounts payable....................................................   $   89,454       $   97,210
Deposit liabilities.................................................    2,108,813        2,129,310
Short-term borrowings...............................................      131,227          136,755
Securities sold under agreements to repurchase......................      200,565          123,301
Advances from Federal Home Loan Bank................................      618,374          616,374
Long-term debt......................................................      742,677          718,240
Deferred income taxes...............................................      175,077          172,930
Unamortized tax credits.............................................       46,597           45,954
Contributions in aid of construction................................      178,854          178,635
Other...............................................................      175,758          180,529
                                                                       ----------       ----------
                                                                        4,467,396        4,399,238
                                                                       ----------       ----------
Preferred stock of electric utility subsidiaries
Subject to mandatory redemption.....................................       43,440           44,844
Not subject to mandatory redemption.................................       48,293           48,293
                                                                       ----------       ----------
                                                                           91,733           93,137
                                                                       ----------       ----------
Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares;
  issued:  none.....................................................           --               --
Common stock, no par value, authorized 100,000 shares; issued
  and outstanding 28,955 shares and 28,655 shares...................      556,025          546,254
Retained earnings...................................................      136,712          135,835
                                                                       ----------       ----------
                                                                          692,737          682,089
                                                                       ----------       ----------
                                                                       $5,251,866       $5,174,464
                                                                       ==========       ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

                                                                        Three months ended March 31,
(in thousands, except per share amounts and                             ----------------------------
  ratio of earnings to fixed charges)                                     1995             1994
- ----------------------------------------------------------------------------------------------------
Revenues
Electric utility.....................................................   $232,521         $201,306
Savings bank.........................................................     60,717           50,083
Other................................................................     13,036           13,653
                                                                        --------         --------
                                                                         306,274          265,042
                                                                        --------         --------
Expenses
Electric utility.....................................................    197,108          176,982
Savings bank.........................................................     50,492           39,463
Other................................................................     14,365           15,193
                                                                        --------         --------
                                                                         261,965          231,638
                                                                        --------         --------
Operating income (loss)
Electric utility.....................................................     35,413           24,324
Savings bank.........................................................     10,225           10,620
Other................................................................     (1,329)          (1,540)
                                                                        --------         --------
                                                                          44,309           33,404
                                                                        --------         --------
Interest expense--electric utility and other.........................    (14,952)         (13,082)
Allowance for borrowed funds used during construction................      1,167              871
Preferred stock dividends of electric utility subsidiaries...........     (1,731)          (1,800)
Allowance for equity funds used during construction..................      2,367            1,951
                                                                        --------         --------
Income before income taxes...........................................     31,160           21,344
Income taxes.........................................................     13,313            9,556
                                                                        --------         --------
Net income...........................................................   $ 17,847         $ 11,788
                                                                        ========         ========
Earnings per common share............................................      $0.62            $0.42
                                                                        ========         ========
Dividends per common share...........................................      $0.59            $0.58
                                                                        ========         ========
Weighted average number of common shares outstanding.................     28,772           27,768
                                                                        ========         ========
Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits..............................       1.93             1.92
                                                                        ========         ========
     Including interest on ASB deposits..............................       1.56             1.50
                                                                        ========         ========

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                                        Three months ended March 31,
                                                                        ----------------------------
(in thousands)                                                            1995              1994
- ----------------------------------------------------------------------------------------------------
Retained earnings, beginning of period...............................   $135,835         $128,318
Net income...........................................................     17,847           11,788
Common stock dividends...............................................    (16,970)         (16,094)
                                                                        --------         --------
Retained earnings, end of period.....................................   $136,712         $124,012
                                                                        ========         ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

                                                                                Three months ended March 31,
                                                                                ----------------------------
(in thousands)                                                                     1995           1994
- ------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations...........................................    $  17,847      $  11,788
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities
      Depreciation and amortization of property, plant and equipment........       19,177         18,146
      Other amortization....................................................         (487)          (322)
      Deferred income taxes and tax credits, net............................        3,208          5,910
      Changes in assets and liabilities, net of effects from
         disposal of businesses
            Decrease in accounts receivable and unbilled revenues, net......        6,817          9,657
            Decrease in inventories.........................................        7,169          5,028
            Increase in real estate developments............................         (879)        (9,684)
            Increase in securities held for trading.........................           --        (15,525)
            Increase in regulatory assets...................................       (1,303)        (4,892)
            Decrease in accounts payable....................................       (7,756)          (957)
            Changes in other assets and liabilities.........................       (6,112)       (20,379)
                                                                                ---------      ---------
                                                                                   37,681         (1,230)
Cash used by discontinued operations........................................          (67)          (220)
                                                                                ---------      ---------
Net cash provided by (used in) operating activities.........................       37,614         (1,450)
                                                                                ---------      ---------
Cash flows from investing activities
Loans receivable originated and purchased...................................      (84,121)      (168,999)
Principal repayments on loans receivable....................................       30,096         76,279
Proceeds from sale of loans receivable......................................        2,413          1,335
"Held-to-maturity" mortgage-backed securities purchased.....................       (9,793)      (126,802)
Principal repayments on "held-to-maturity" mortgage-backed securities.......       30,032         75,427
Capital expenditures........................................................      (51,157)       (37,909)
Contributions in aid of construction........................................        2,173          2,903
Other.......................................................................          140          1,928
                                                                                ---------      ---------
Net cash used in investing activities.......................................      (80,217)      (175,838)
                                                                                ---------      ---------
Cash flows from financing activities
Net increase (decrease) in deposit liabilities..............................      (20,497)        55,017
Net increase (decrease) in short-term borrowings with
   original maturities of three months or less..............................       (5,259)        75,405
Proceeds from other short-term borrowings...................................          252            496
Repayment of other short-term borrowings....................................         (521)        (2,333)
Proceeds from securities sold under agreements to repurchase................       98,000             --
Repurchase of securities sold under agreements to repurchase................      (23,636)            --
Proceeds from advances from Federal Home Loan Bank..........................      185,500        168,000
Principal payments on advances from Federal Home Loan Bank..................     (183,500)       (81,000)
Proceeds from issuance of long-term debt....................................       36,815         16,018
Repayment of long-term debt.................................................      (12,400)       (74,400)
Redemption of electric utility subsidiaries' preferred stock................       (1,404)          (392)
Net proceeds from issuance of common stock..................................        5,009          3,824
Common stock dividends......................................................      (12,236)       (11,721)
Other.......................................................................       (3,720)        (9,160)
                                                                                ---------      ---------
Net cash provided by financing activities...................................       62,403        139,754
                                                                                ---------      ---------
Net increase (decrease) in cash and equivalents.............................       19,800        (37,534)
Cash and equivalents, beginning of period...................................       87,623        116,260
                                                                                ---------      ---------
Cash and equivalents, end of period.........................................    $ 107,423      $  78,726
                                                                                =========      =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995 and 1994
(Unaudited)

- --------------------------------------------------------------------------------

(1)  Accounting statement
- -------------------------

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of March 31, 1995 and December 31, 1994, and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994. All such adjustments are of a normal recurring nature, except as described below. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1994. The consolidated balance sheet as of December 31, 1994 was derived from audited financial statements.

(2)  Electric utility subsidiary
- --------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 8 through 14.

(3)  Savings bank subsidiary
- ----------------------------

Selected consolidated financial information
American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                                          Three months ended
                                                                March 31,
                                                        ----------------------
(in thousands)                                             1995          1994
- -------------------------------------------------------------------------------
Interest income......................................   $ 57,633      $ 48,098
Interest expense.....................................     32,975        23,146
                                                        --------      --------
Net interest income..................................     24,658        24,952
Provision for losses.................................       (385)         (242)
Other income.........................................      3,084         1,985
Operating, administrative and general expenses.......    (17,132)      (16,075)
                                                        --------      --------
Operating income.....................................     10,225        10,620
Income taxes.........................................      4,276         4,413
                                                        --------      --------
Net income...........................................   $  5,949      $  6,207
                                                        ========      ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                                      March 31,     December 31,
(in thousands)                                          1995           1994
- --------------------------------------------------------------------------------
Assets
Cash and equivalents...............................  $  106,356     $   76,502
Investment securities..............................      33,012         32,523
Mortgage-backed securities.........................   1,270,802      1,067,287
Loans receivable, net..............................   1,653,878      1,824,055
Other..............................................      70,872         69,829
Goodwill and other intangibles.....................      44,402         45,455
                                                     ----------     ----------
                                                     $3,179,322     $3,115,651
                                                     ==========     ==========
Liabilities and equity
Deposit liabilities................................  $2,108,813     $2,129,310
Securities sold under agreements to repurchase.....     200,565        123,301
Advances from Federal Home Loan Bank...............     618,374        616,374
Other..............................................      53,032         51,078
                                                     ----------     ----------
                                                      2,980,784      2,920,063
Common stock equity................................     198,538        195,588
                                                     ----------     ----------
                                                     $3,179,322     $3,115,651
                                                     ==========     ==========

(4)  Real estate subsidiary
- ---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $52 million and $51 million at March 31, 1995 and December 31, 1994, respectively. MPC's present focus is to reduce its current investment in real estate development assets to increase cash flow to the Company by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects.

At March 31, 1995, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $1.9 million of outstanding loans and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $7.8 million of outstanding loans and $6.4 million of additional undrawn loan facilities. All such loans are collateralized by real property. At March 31, 1995, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $13.7 million was outstanding and $6.9 million was undrawn, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

(5)  Regulatory assets
- ----------------------

Regulatory assets at March 31, 1995 and December 31, 1994 included the following deferred costs:

                                                      March 31,     December 31,
(in thousands)                                          1995            1994
- --------------------------------------------------------------------------------
Postretirement benefits other than pensions.........   $36,160         $36,670
Income taxes........................................    25,530          23,522
Unamortized debt expense on retired issues..........     7,352           7,513
Integrated resource planning costs..................     7,780           7,189
Computer system development costs...................     6,479           6,090
Vacation earned, but not yet taken..................     6,490           5,972
Preliminary plant costs on suspended project........     5,759           5,768
Other...............................................     2,360           2,533
                                                       -------         -------
                                                       $97,910         $95,257
                                                       =======         =======

(6)  Interest expense
- ---------------------

Interest expense by segment, excluding interest on nonrecourse debt from leveraged leases, consisted of the following:

                                                             Three months ended
                                                                  March 31,
                                                            --------------------
(in thousands)                                                1995         1994
- --------------------------------------------------------------------------------
Electric utility........................................    $10,446      $ 9,063
Other...................................................      4,506        4,019
                                                            -------      -------
                                                             14,952       13,082
Savings bank............................................     32,975       23,146
                                                            -------      -------
                                                            $47,927      $36,228
                                                            =======      =======

(7)  Cash flows
- ---------------

Supplemental disclosures of cash flow information

Cash paid (received) for interest [net of capitalized amounts] and income taxes was as follows:

                                                                                 Three months ended
                                                                                       March 31,
                                                                                 --------------------
(in thousands)                                                                     1995         1994
- -----------------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding interest
  paid on nonrecourse debt on leveraged leases)...............................   $39,546      $34,186
                                                                                 =======      =======

Interest on nonrecourse debt on leveraged leases..............................   $   239      $   256
                                                                                 =======      =======

Income taxes..................................................................   $  (681)     $ 4,894
                                                                                 =======      =======

Supplemental disclosures of noncash activities

In the three months ended March 31, 1995, ASB received $223 million in mortgage-backed securities in exchange for loans.

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $4,734,000 and $4,373,000 for the three months ended March 31, 1995 and 1994, respectively.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $2,367,000 and $1,951,000 for the three months ended March 31, 1995 and 1994, respectively.

In March 1994, Malama Development Corp.'s Baldwin*Malama partnership closed on an option to purchase approximately 147 acres of land on the island of Maui from Baldwin Pacific Properties, Inc. Of the total land purchase price of $9.9 million, Baldwin*Malama issued mortgage notes payable of $8.0 million in noncash consideration.

(8)  Accounting change
- ----------------------

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset.

Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base.

The provisions of SFAS No. 121 must be adopted by the Company no later than January 1, 1996. The Company has not determined when it will adopt the provisions of SFAS No. 121 nor the impact of the adoption of SFAS No. 121 on its financial statements.

(9)  Discontinued operations
- ----------------------------

The Hawaiian Insurance & Guaranty Co., Limited
- ----------------------------------------------

The Hawaiian Insurance & Guaranty Company, Limited (HIG) and its subsidiaries (collectively, the HIG Group) are property and casualty insurance companies. HEIDI was the holder of record of all the common stock of HIG until August 16, 1994. In December 1992, due to a significant increase in the estimate of policyholder claims from Hurricane Iniki, the HEI Board of Directors had concluded that it would not contribute additional capital to HIG and the remaining investment in the HIG Group was written off. On December 24, 1992, a formal rehabilitation order vested full control over the HIG Group in the Insurance Commissioner (the Rehabilitator) and her deputies.

On April 12, 1993, the Rehabilitator, the HIG Group and others filed a complaint against HEI, HEIDI and others. The complaint, which was subsequently amended, set forth several separate counts, including claims to the effect that HEI and/or HEIDI should be held liable for HIG's obligations and claims that directors and officers of HEI, HEIDI and the HIG Group were responsible for the losses suffered by the HIG Group. In 1994, HEI, HEIDI, the named directors and officers, the Rehabilitator and others signed an agreement to settle the lawsuit. In August 1994, $32 million was disbursed to the Rehabilitator, at which time a release of claims against HEI, its affiliates and their past and present officers and directors became effective.

The $32.0 million settlement amount, less income tax benefits and certain amounts recognized in previously established reserves, resulted in a $15.0 million after-tax charge to discontinued operations in 1993. HEI and HEIDI are seeking reimbursement for the settlement and defense costs from its insurance carriers. One of the insurance carriers has filed a declaratory relief action seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI have filed counterclaims. Trial is scheduled for October 1995, but may be postponed. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

In December 1994, five insurance agencies, which had served as insurance agents for the HIG Group, filed a complaint against HEI, HEIDI and others. The complaint sets forth several causes of action, including breach of contract and piercing the corporate veil. The plaintiffs ask for relief from the defendants, including compensatory damages for lost commissions, lost business and lost profits in an amount to be proven at trial and punitive damages. In the opinion of management, losses, if any, resulting from the ultimate outcome of the lawsuit will not have a material adverse effect on the Company's financial condition or results of operations.

In April 1995, it was announced by the state insurance commissioner that Vesta Fire Insurance Corp. of Birmingham, Alabama, agreed to buy HIG for $35 million in cash. The sale is subject, among other things, to approval by the state Circuit Court, which is supervising HIG's rehabilitation.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                          March 31,       December 31,
(in thousands, except par value)                            1995             1994
- --------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Property, plant and equipment.....................     $2,155,660      $2,129,274
   Construction in progress..........................        186,147         164,247
   Less--accumulated depreciation....................       (720,664)       (702,945)
                                                          ----------      ----------
         Net utility plant...........................      1,621,143       1,590,576
                                                          ----------      ----------
Current assets
   Cash and equivalents..............................             77          10,694
   Customer accounts receivable, net.................         57,639          60,406
   Accrued unbilled revenues, net....................         35,642          38,435
   Other accounts receivable, net....................          7,867          10,302
   Fuel oil stock, at average cost...................         13,719          21,966
   Materials and supplies, at average cost...........         21,187          20,108
   Prepayments and other.............................          2,163           2,028
                                                          ----------      ----------
         Total current assets........................        138,294         163,939
                                                          ----------      ----------
Other assets
   Regulatory assets.................................         95,215          92,524
   Other.............................................         40,796          42,081
                                                          ----------      ----------
         Total other assets..........................        136,011         134,605
                                                          ----------      ----------
                                                          $1,895,448      $1,889,120
                                                          ==========      ==========
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 11,813 shares.......     $   78,766      $   78,766
   Premium on capital stock..........................        246,629         246,600
   Retained earnings.................................        315,408         308,535
                                                          ----------      ----------
         Common stock equity.........................        640,803         633,901
   Cumulative preferred stock
      Not subject to mandatory redemption............         48,293          48,293
      Subject to mandatory redemption................         41,070          42,470
   Long-term debt, net...............................        505,520         468,653
                                                          ----------      ----------
         Total capitalization........................      1,235,686       1,193,317
                                                          ----------      ----------
Current liabilities
   Long-term debt due within one year................          9,903          20,933
   Preferred stock sinking fund requirements.........          2,370           2,374
   Short-term borrowings - nonaffiliates.............        105,467         117,866
   Short-term borrowings - affiliate.................            800              --
   Accounts payable..................................         45,724          54,662
   Interest and preferred dividends payable..........         10,898           8,575
   Income taxes payable..............................         12,116           3,300
   Other taxes accrued...............................         24,777          39,666
   Other.............................................         27,846          30,111
                                                          ----------      ----------
         Total current liabilities...................        239,901         277,487
                                                          ----------      ----------
Deferred credits
   Deferred income taxes.............................        108,832         108,362
   Unamortized tax credits...........................         45,597          44,939
   Other.............................................         86,578          86,380
                                                          ----------      ----------
         Total deferred credits......................        241,007         239,681
                                                          ----------      ----------
Contributions in aid of construction.................        178,854         178,635
                                                          ----------      ----------
                                                          $1,895,448      $1,889,120
                                                          ==========      ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

                                                                         Three months ended
                                                                              March 31,
                                                                       ----------------------
(in thousands, except for ratio of earnings to fixed charges)            1995          1994
- ---------------------------------------------------------------------------------------------
Operating revenues................................................     $231,176      $200,098
                                                                       --------      --------
Operating expenses
Fuel oil..........................................................       48,477        38,618
Purchased power...................................................       63,853        62,986
Other operation...................................................       34,183        29,711
Maintenance.......................................................       11,222        10,742
Depreciation......................................................       16,982        16,117
Taxes, other than income taxes....................................       22,079        18,738
Income taxes......................................................       11,174         7,054
                                                                       --------      --------
                                                                        207,970       183,966
                                                                       --------      --------
Operating income..................................................       23,206        16,132
                                                                       --------      --------

Other income
Allowance for equity funds used during construction...............        2,367         1,951
Other, net........................................................        1,237         1,185
                                                                       --------      --------
                                                                          3,604         3,136
                                                                       --------      --------
Income before interest and other charges..........................       26,810        19,268
                                                                       --------      --------

Interest and other charges
Interest on long-term debt........................................        8,078         8,012
Amortization of net bond premium and expense......................          314           247
Other interest charges............................................        2,054           804
Allowance for borrowed funds used during construction.............       (1,167)         (871)
Preferred stock dividends of subsidiaries.........................          692           716
                                                                       --------      --------
                                                                          9,971         8,908
                                                                       --------      --------
Income before preferred stock dividends of HECO...................       16,839        10,360
Preferred stock dividends of HECO.................................        1,039         1,084
                                                                       --------      --------
Net income for common stock.......................................     $ 15,800      $  9,276
                                                                       ========      ========
Ratio of earnings to fixed charges (SEC method)...................         3.27          2.58
                                                                       ========      ========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)
                                                                         Three months ended
                                                                              March 31,
                                                                       ----------------------
(in thousands)                                                             1995          1994
- ---------------------------------------------------------------------------------------------
Retained earnings, beginning of period............................     $308,535      $275,401
Net income for common stock.......................................       15,800         9,276
Common stock dividends............................................       (8,927)       (9,923)
                                                                       --------      --------
Retained earnings, end of period..................................     $315,408      $274,754
                                                                       ========      ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows  (unaudited)

                                                                               Three months ended
                                                                                    March 31,
                                                                             ----------------------
(in thousands)                                                                 1995          1994
- ---------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock dividends of HECO...........................   $ 16,839      $ 10,360
Adjustments to reconcile income before preferred stock dividends of
   HECO to net cash provided by operating activities
      Depreciation and amortization of property,
         plant and equipment..............................................     16,982        16,117
      Other amortization..................................................        750         1,527
      Deferred income taxes...............................................        470         1,211
      Tax credits, net....................................................      1,076           851
      Allowance for equity funds used during construction.................     (2,367)       (1,951)
      Decrease in accounts receivable.....................................      5,202         7,414
      Decrease in accrued unbilled revenues...............................      2,793         3,736
      Decrease in fuel oil stock..........................................      8,247         4,346
      Decrease (increase) in materials and supplies.......................     (1,079)          843
      Increase in regulatory assets.......................................     (1,303)       (4,892)
      Decrease in accounts payable........................................     (8,938)       (3,083)
      Increase in interest and preferred dividends payable................      2,323         2,434
      Changes in other assets and liabilities.............................     (5,796)      (20,540)
                                                                             --------      --------
Net cash provided by operating activities.................................     35,199        18,373
                                                                             --------      --------
Cash flows from investing activities
Capital expenditures......................................................    (47,319)      (36,701)
Contributions in aid of construction......................................      2,173         2,903
                                                                             --------      --------
Net cash used in investing activities.....................................    (45,146)      (33,798)
                                                                             --------      --------
Cash flows from financing activities
Common stock dividends....................................................     (8,927)       (9,923)
Preferred stock dividends.................................................     (1,039)       (1,084)
Proceeds from issuance of long-term debt..................................     36,815        16,018
Repayment of long-term debt...............................................    (11,000)      (48,000)
Redemption of preferred stock.............................................     (1,404)         (392)
Net increase (decrease) in short-term borrowings from nonaffiliates
   and affiliate with original maturities of three months or less.........    (11,599)       63,805
Other.....................................................................     (3,516)       (6,337)
                                                                             --------      --------
Net cash provided by (used in) financing activities.......................       (670)       14,087
                                                                             --------      --------

Net decrease in cash and equivalents......................................    (10,617)       (1,338)
Cash and equivalents, beginning of period.................................     10,694         1,922
                                                                             --------      --------
Cash and equivalents, end of period.......................................   $     77      $    584
                                                                             ========      ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995 and 1994
(Unaudited)

- --------------------------------------------------------------------------------

(1)  Accounting statement
- -------------------------

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the financial position of HECO and its subsidiaries as of March 31, 1995 and December 31, 1994, and the results of their operations and their cash flows for the three months ended March 31, 1995 and 1994. All such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1994. The consolidated balance sheet as of December 31, 1994 was derived from audited financial statements.

(2)  Regulatory assets
- ----------------------

Regulatory assets at March 31, 1995 and December 31, 1994 include the following deferred costs:

                                                        March 31,   December 31,
(in thousands)                                            1995         1994
- --------------------------------------------------------------------------------
Postretirement benefits other than pensions.........    $33,559       $34,032
Income taxes........................................     25,436        23,427
Unamortized debt expense on retired issues..........      7,352         7,513
Integrated resource planning costs..................      7,780         7,189
Computer system development costs...................      6,479         6,090
Vacation earned, but not yet taken..................      6,490         5,972
Preliminary plant costs on suspended project........      5,759         5,768
Other...............................................      2,360         2,533
                                                        -------       -------
                                                        $95,215       $92,524
                                                        =======       =======

(3)  Cash flows
- ---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                             Three months ended
                                                                   March 31,
                                                             -------------------
(in thousands)                                                 1995        1994
- --------------------------------------------------------------------------------
Interest.................................................    $ 6,038     $ 6,149
                                                             =======     =======

Income taxes.............................................    $   582     $ 2,470
                                                             =======     =======

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $2,367,000 and $1,951,000 for the three months ended March 31, 1995 and 1994, respectively.

(4)  Commitments and contingencies
- ----------------------------------

Power purchase agreements.

At March 31, 1995, HECO and its subsidiaries had power purchase agreements for 465 megawatts (MW) of firm capacity, representing approximately 22% of the total of their generating capability and firm purchased capacity. Rate recovery is allowed for energy and firm capacity payments under these agreements. Assuming that each of the agreements remains in place and the minimum availability criteria in the power purchase agreements are met, aggregate minimum fixed capacity charges are expected to be approximately $107 million in 1995, $109 million in each of 1996 and 1997, $106 million in 1998, $109 million in 1999 and an aggregate of $2.1 billion thereafter.

In general, payments under the power purchase agreements for 465 MW of firm capacity are based upon available capacity and energy. Payments for capacity generally are not required if the contracted capacity is not available, and payments are reduced, under certain conditions, if available capacity drops below contracted levels. In general, the payment rates for capacity have been predetermined for the terms of the agreements. The energy payment will vary over the terms of the agreements and HECO and its subsidiaries may pass on changes in the fuel component of the energy charges to customers through the energy cost adjustment clause in its rate schedules. HECO and its subsidiaries do not operate nor participate in the operation of any of the facilities that provide power under the agreements. Title to the facilities does not pass to HECO nor its subsidiaries upon expiration of the agreements, and the agreements do not contain bargain purchase options with respect to the facilities.

HELCO has a power purchase agreement with HCPC for 18 MW of firm capacity. On December 12, 1994, HCPC filed a Chapter 11 bankruptcy petition and advised HELCO that it would cease operating its plant in December 1994. By stipulation, HELCO obtained a temporary restraining order (TRO) and, later, extensions of such order, requiring HCPC to continue operations of the HCPC facility through May 31, 1995, with HELCO to pay an additional amount for the power HCPC supplies (which was increased to 20 MW under the TRO). On January 5, 1995, HELCO and HCPC entered into an agreement in principle, subject to the negotiation and execution of a definitive agreement, to amend the existing power purchase agreement through December 1999. The definitive agreement, which was executed in the form of a number of separate agreements on March 24, 1995, is not effective until it is approved by the bankruptcy court (or the bankruptcy proceeding is dismissed by the bankruptcy court) and is subject to cancellation by HELCO if not approved by the PUC within 180 days of its execution. If the definitive agreement becomes effective, HCPC has indicated that it can increase its power export capability to HELCO to 22 MW.

HELCO reliability investigation. In July 1991, following service interruptions and rolling blackouts on the island of Hawaii, the PUC initiated an investigation into the reliability of HELCO's system and held hearings. Further hearings were held in July 1992 following additional service interruptions and rolling blackouts. In its October 1992 decision approving a rate increase for HELCO, the PUC stated that it may formulate minimum reliability standards for HELCO, use the standards to assess HELCO's system reliability, and re-examine the approved rate increase to see whether any adjustments are appropriate. In the opinion of management, any adjustment by the PUC to its October 1992 rate increase resulting from the reliability investigation is not expected to have a material adverse effect on the Company's financial condition or results of operations.

HELCO is proceeding with plans to install two 20-MW combustion turbines in 1996, followed by an 18-MW heat steam recovery generator in 1997. However, two independent power producers have each filed with the PUC separate complaints against HELCO, alleging that they are entitled to a power purchase contract to provide all or part of the capacity. HELCO has also encountered procedural and other difficulties in obtaining the necessary air permit and Conservation District Use Permit (CDUP) which would allow the combined-cycle unit to be constructed. As a result of these permitting delays, HELCO's unit installation schedule has been adversely impacted and HELCO is exploring other alternatives to meet projected energy needs, including any viable, timely and cost-effective unaffiliated nonutility generation alternative as well as mitigation measures to ensure reliable service until HELCO's combined cycle unit is permitted and in service. Until additional generation is in place, management believes that there is a significant risk of capacity shortages on the island of Hawaii that could result in rolling blackouts within the next year.

HECO power outage.

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. The PUC initiated an investigation of the outage, which was consolidated with a pending investigation of an outage that occurred in 1988.

Power Technologies, Inc. (PTI), an independent consultant hired by HECO with the approval of the PUC, investigated the outage. HECO is implementing certain of PTI's recommendations and is either studying or disagrees with certain of the other recommendations. Management cannot predict the timing and outcome of any PUC decision and order, if any, with respect to the outages or PTI's recommendations.

HECO's PUC-approved tariff states that HECO is not liable for interruptions or insufficiency of supply when the cause was not within HECO's control through the exercise of reasonable diligence and care. Nevertheless, HECO received 3,063 customer claims, which totaled approximately $7.8 million, within the time limit to file claims as a result of the April 9, 1991 outage. 1,530 of these claims are for property damage and most have been settled, with no admission of liability, or closed as of March 31, 1995. None of the other 1,533 claims, which generally involve personal injury or economic loss, such as lost profits, has been settled.

Seven direct or indirect business customers have filed a lawsuit against HECO on behalf of themselves and an alleged class, claiming $75 million in compensatory damages and additional unspecified amounts for punitive damages because of the April 9, 1991 outage. HECO has filed an answer which denies the principal allegations in the complaint. The class has not been certified. Trial has been set for January 1996.

In 1991, HECO recorded a liability of $1 million for the total amount of expected defense costs and settlements with respect to the outage. In the opinion of management, losses (if any) in excess of the amount for which provision has been made, net of estimated insurance recoveries, resulting from the ultimate outcome of the lawsuit and claims related to the April 1991 outage will not have a material adverse effect on the Company.

(5)  Accounting change
- ----------------------

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset.

Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base.

The provisions of SFAS No. 121 must be adopted by HECO and its subsidiaries no later than January 1, 1996. HECO and its subsidiaries have not determined when they will adopt the provisions of SFAS No. 121 nor the impact of the adoption of SFAS No. 121 on HECO's consolidated financial statements.

(6)  Summarized financial information
- -------------------------------------

Summarized financial information for HECO's consolidated subsidiaries, HELCO and MECO, is as follows:

                                                          HELCO                           MECO
                                                 --------------------------     --------------------------
                                                 March 31,     December 31,     March 31,     December 31,
(in thousands)                                     1995            1994           1995           1994
- ----------------------------------------------------------------------------------------------------------
Balance sheet data
Current assets................................    $ 22,777       $ 25,151        $ 25,260       $ 29,204
Noncurrent assets.............................     342,898        335,725         275,748        272,019
                                                  --------       --------        --------       --------
                                                  $365,675       $360,876        $301,008       $301,223
                                                  ========       ========        ========       ========

Common stock equity...........................    $122,180       $120,908        $109,132       $108,313
Cumulative preferred stock
    Not subject to mandatory redemption.......      10,000         10,000           8,000          8,000
    Subject to mandatory redemption...........       7,800          7,800           6,545          6,545
Current liabilities...........................      56,704         59,787          29,980         34,197
Noncurrent liabilities........................     168,991        162,381         147,351        144,168
                                                  --------       --------        --------       --------
                                                  $365,675       $360,876        $301,008       $301,223
                                                  ========       ========        ========       ========

                                                          HELCO                          MECO
                                                 --------------------------     --------------------------
                                                    Three months ended             Three months ended
                                                         March 31,                     March 31,
                                                 --------------------------     --------------------------
(in thousands)                                     1995            1994           1995           1994
- ----------------------------------------------------------------------------------------------------------
Income statement data

Operating revenues............................    $32,695        $28,951         $29,793       $27,361
Operating income..............................      3,423          2,403           3,743         3,628
Net income for common stock...................      2,548          1,353           2,289         1,948

(7)  Reconciliation of electric utility operating income per HEI and HECO
     --------------------------------------------------------------------
     consolidated statements of income
     ---------------------------------

                                                                               Three months ended
                                                                                    March 31,
                                                                             ---------------------
(in thousands)                                                                 1995          1994
- ---------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated activities before
  income taxes (per HEI consolidated statements of income).................  $35,413       $24,324
Deduct:
  Income taxes on regulated activities.....................................  (11,174)       (7,054)
  Revenues from nonregulated activities....................................   (1,345)       (1,208)
Add:
  Expenses from nonregulated activities....................................      312            70
                                                                             -------       -------
Operating income from regulated activities after income taxes (per
  HECO consolidated statements of income)..................................  $23,206       $16,132
                                                                             =======       =======

Item 2.  Management's discussion and analysis of financial condition and
- ------------------------------------------------------------------------
results of operations
- ---------------------

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

                             RESULTS OF OPERATIONS

Consolidated
- ------------

                                        Three months ended
                                             March 31,
(in thousands, except per             ----------------------         %         Primary reason(s) for significant
share amounts)                          1995          1994         change                    change*
- --------------------------------------------------------------------------------------------------------------------------------
Revenues............................  $306,274      $265,042         16        Increases for the electric utility and
                                                                               savings bank segments

Operating income....................    44,309        33,404         33        Increase for the electric utility segment

Net income..........................    17,847        11,788         51        Higher operating income and lower effective
                                                                               tax rate, partly offset by higher interest
                                                                               expense due to higher borrowings

Earnings per common share...........     $0.62         $0.42         48        See above

Weighted average number
  of common shares outstanding......    28,772        27,768          4

*  Also see segment discussions which follow.

For the three months ended March 31, 1995, HEI reported net income of $17.8 million, or $0.62 per share, compared to $11.8 million, or $0.42 per share, for the same period of 1994. Net income increased due to improved results by the electric utility segment.

Following is a general discussion of revenues, expenses and operating income by business segment.

Electric utility
- ----------------

                                        Three months ended
                                             March 31,
(in thousands, except per             ----------------------         %         Primary reason(s) for significant
share amounts)                          1995          1994         change                    change*
- --------------------------------------------------------------------------------------------------------------------------------
Revenues............................   $232,521      $201,306       16         Rate relief, higher fuel oil prices which
                                                                               are passed on to customers and a 1.2%
                                                                               increase in KWH sales
Expenses
  Fuel oil..........................     48,477        38,618       26         Higher fuel oil prices and more KWHs
                                                                               generated
  Purchased power...................     63,853        62,986        1

  Other.............................     84,778        75,378       12         Higher other operation and maintenance expense
                                                                               including the increase in postretirement
                                                                               benefits other than pensions (PBOP) expense,
                                                                               depreciation expense and taxes, other than
                                                                               income taxes

Operating income....................     35,413        24,324       46         Rate relief and a 1.2% increase in KWH sales,
                                                                               partly offset by higher expenses

Net income..........................     15,800         9,276       70         Higher operating income, partly offset
                                                                               by higher interest expense
Average fuel oil price
per barrel..........................      19.82         16.33       21

Operating income for the electric utility segment was up 46% for the three months ended March 31, 1995 compared to the same period last year. The increase in operating income was primarily due to timely rate relief, partly offset by higher expenses.

HECO received interim rate relief on January 1 for 1995 and the PUC's decision allowing recovery of PBOP costs was effective on January 1, 1995. Results for the first quarter of 1994 did not include interim rate relief for HECO. When compared with the first quarter of 1994, the revenues of HECO and its subsidiaries for the first quarter of 1995 benefited from approximately $20 million of rate relief, including rate relief in 1994 after the first quarter and interim rate relief effective January 1, 1995.

Competition

The electric utility industry has become increasingly competitive due to regulatory and technological developments. Competition is affected by factors including price, reliability of service, alternate energy sources, new technologies and governmental regulations. Competition in Hawaii is also affected by the scarcity of generation sites and lack of interconnections with other utility systems.

The Energy Policy Act of 1992 encourages competition by allowing both utilities and nonutilities to form generation subsidiaries without becoming subject to regulation under the Public Utility Holding Company Act of 1935. To date, HECO and its subsidiaries have not faced competition from any entity under this authority. However, management cannot predict the future impact, if any, of the Energy Policy Act of 1992 on the Company.

On the demand-side, a new kind of competitor--the energy service company--is seeking customers in government and private business and promising to help them reduce utility bills. On Oahu, one of these companies worked with a large military housing project during 1992 to install energy-efficient equipment that decreased the facility's electricity consumption by one-third. To promote energy conservation in Hawaii and the Pacific Basin, HEI formed a new nonutility energy service company, Pacific Energy Conservation Services, Inc. (PECS) in August 1994. PECS is currently developing its business plan.

In response to increased competition, HECO and its subsidiaries are looking at strategies to enhance their competitive position, including increasing efforts to provide reliable electric service at a reasonable cost, offering customers new choices regarding the services provided and promoting conservation and new technologies like electric vehicles.

Major customers

Approximately 10% of consolidated operating revenues of HECO and its subsidiaries was derived from the sale of electricity to various federal government agencies in 1994. One of HECO's largest customers, the Naval Base at Barbers Point, Oahu, is expected to be closed within the next few years. However, HECO does not anticipate that the base closure will result in much of a loss, if any, in aggregate KWH sales as the Navy will continue to occupy portions of Barbers Point and much of the surplus facilities currently not utilized by the Navy will probably be occupied by state agencies.

The military has been directed to study mandatory bidding for power contracts for two locations--Pearl Harbor and a Marine Corps installation on Oahu. If the Navy and Marine Corps require bidding for power contracts, HECO intends to submit bids.

On March 8, 1994, President Clinton signed an Executive Order which mandates that each federal agency develop and implement a program with the intent of reducing energy consumption by 30% by the year 2005 to the extent that these measures are cost-effective. The 30% reductions will be measured relative to the agency's 1985 energy use. HECO is working with various Department of Defense installations to implement demand-side management programs which will help them achieve their energy reduction objectives. It is expected that several Department of Defense installations will sign a Basic Ordering Agreement under which HECO may implement the energy conservation projects. Neither HEI nor HECO management can predict with certainty the impact of President Clinton's Executive Order on the Company's or HECO and subsidiaries' future results of operations.

Regulation of electric utility rates

The PUC has broad discretion in its regulation of the rates charged by HEI's electric utility subsidiaries and in other matters. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a decision in a rate or other proceeding, could have a material adverse effect on the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim decision in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final decision. Interim rate increases are subject to refund with interest, pending the final outcome of the case.

Recent rate requests

Postretirement benefits other than pensions
- -------------------------------------------

In November 1994, the PUC issued a decision and order in a generic docket opened in February 1992 with respect to the accounting and rate-making treatment of the costs of PBOP. The decision and order authorized full recovery of PBOP costs determined pursuant to SFAS No. 106, effective January 1, 1995. The decision and order also allowed the recovery of the regulatory assets related to PBOP costs, over the next 18 years. These regulatory assets were established by HECO, HELCO, MECO and YB for PBOP costs accrued from January 1, 1993 through December 31, 1994 and amounted to $36.2 million for the four companies at March 31, 1995. This order will result in additional annual revenues of approximately $10.0 million, $1.8 million, $1.9 million and $1.0 million for HECO, HELCO, MECO and YB, respectively, to cover the annual increase in PBOP expense.

Hawaiian Electric Company, Inc.
- -------------------------------

. In July 1993, HECO applied to the PUC for permission to increase electric rates, based on a 1994 test year and a 12.6% return on average common equity (which was later increased to 12.75%). The increase requested, as subsequently revised, represented an increase of 8.6% over rates in effect at the time of the revised filing, or $53.8 million in additional annual revenues. The revised requested increase was needed to cover rising operating costs (including PBOP costs discussed above) and to cover the cost of new capital projects to maintain and improve service reliability. In December 1994, HECO received from the PUC a final decision and order based on a 12.15% return on average common equity and authorizing a $40.5 million, or 6.5%, increase in annual revenues, effective January 1, 1995. The order granted HECO an additional increase of approximately $3.5 million in annual revenues, over interim increases that took effect in April, May and November 1994. The final decision and order, together with the PBOP decision and order, resulted in $50.5 million of annual rate relief.

. In December 1993, HECO applied to the PUC for permission to increase electric rates, based on a 1995 test year and a 12.3% return on average common equity (which was later increased to 13.25%). The requested increase, as subsequently revised (to reflect the final decision and order in the 1994 test year case and the PBOP decision and order), represented an increase of approximately $28.2 million in additional annual revenues, over permanent rates in effect at the time of the revised filing. The revised requested increase was needed to cover rising operating costs and costs of new capital projects to maintain and improve service reliability. In December 1994, HECO received an interim decision and order authorizing an increase of $13.2 million, or 1.9%, in annual revenues. Approximately $10.6 million of the interim increase took effect January 1, 1995, which was the beginning of the test year. The balance is effective in steps in May and November 1995. The interim order was based on a 12.6% return on average common equity.

Hawaii Electric Light Company, Inc.
- -----------------------------------

. In November 1993, HELCO applied to the PUC for permission to increase electric rates to provide $15.8 million in additional annual revenues, or a 13.4% increase over the rates then in effect. The requested increase was based on a 1994 test year and a 12.4% return on average common equity (which was later increased to 13.1%). The increase was needed to cover plant and equipment costs, operating costs necessary to maintain and improve service and provide reliable power and PBOP costs discussed above. In February 1995, HELCO received a final decision and order from the PUC authorizing a $13.7 million, or 11.8%, increase in annual revenues, based on a 12.6% return on average common equity. The order granted HELCO an additional increase of approximately $0.1 million in annual revenues, over interim increases that took effect in August and November 1994. The final decision and order, together with the PBOP decision and order, resulted in $15.5 million of annual rate relief.

. In March 1995, HELCO applied to the PUC for permission to increase electric rates to provide $27 million in additional annual revenues, or an 18.7% increase over current rates, based on a 1996 test year and a 13.5% return on average common equity.

Maui Electric Company, Limited
- ------------------------------

. In November 1991, MECO filed a request to increase rates. In January 1993, MECO revised its requested increase to $11.4 million annually, or 10% over the rates then in effect, based on a 13.0% return on average common equity. Most of the proposed increase reflected the costs of adding a 58-MW combined-cycle generating unit on Maui in three phases and PBOP costs discussed above. In 1993, MECO received four interim step increases. In August 1994, MECO received the final decision and order from the PUC granting a total increase of $8.1 million in annual revenues, or approximately 7.0%, based on a 12.75% return on average common equity. That action, together with the PBOP decision and order, resulted in $10 million of annual rate relief.

. In February 1995, MECO applied to the PUC for permission to increase electric rates to provide $23 million in annual revenues, or a 17.4% increase over current rates, based on a 1996 test year and a 13.5% return on average common equity.

  Management cannot predict with certainty when decisions in pending or future rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

Self-Insured Property Damage Reserve
- ------------------------------------

In March 1995, the PUC opened a generic docket to investigate whether the public utilities in the State of Hawaii should be allowed to establish self-insured property damage reserves to cover the cost of damage to their facilities and equipment caused by catastrophic natural disasters. HECO's overhead transmission and distribution system is susceptible to wind damage, and its underground system is susceptible to earthquake and flood damage. The overhead and underground transmission and distribution systems have a replacement value in excess of $1 billion and are uninsured because the amount of transmission and distribution system insurance available is limited and the premiums are extremely high. Hearings on this docket have not yet been scheduled.

Savings bank
- ------------

                                        Three months ended
                                             March 31,
                                      ----------------------         %
(in thousands)                          1995          1994         change      Primary reason(s) for significant change*
- --------------------------------------------------------------------------------------------------------------------------------
Revenues..........................     $60,717       $50,083         21        Higher interest income as a result of higher
                                                                               average mortgage-backed securities balance
                                                                               and yield
Operating income..................      10,225        10,620         (4)       Lower net interest income and higher
                                                                               administrative and general expenses

Net income........................       5,949         6,207         (4)       Lower operating income

Interest rate spread..............        3.10%         3.83%                  3 basis points increase in the weighted
                                                                               average yield on interest-earning assets and 76
                                                                               basis points increase in the weighted average rate
                                                                               on interest-bearing liabilities

The savings bank segment operating income decreased by 4% for the quarter in comparison with the same period last year. The lower operating income is due to higher administrative and general expenses and lower interest rate spread. ASB's interest rate spread--the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities--decreased to 3.10% in the quarter from 3.83% in the comparable period of 1994. For the first quarter of 1995, the average mortgage-backed securities balance was up $475 million and the average borrowings balance was up $463 million from levels in the first quarter of 1994.

In 1994, the federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on consumer rates, increased 2.5% to 5.5%. In the first quarter of 1995, the federal funds rate increased 0.5% to 6.0%.

The demand for mortgage loans has decreased partly due to the rising interest rates and the slow real estate market in Hawaii. Also, the recent recession and slow real estate market contributed to a trend of increased loan delinquencies. In 1994, nonaccrual and renegotiated loans increased $17 million and the allowance for loan losses increased $3 million. Management expects a reversal in the trend in increased delinquencies to follow improvements in Hawaii's economy and real estate market. Management however, cannot predict with certainty when such improvements will occur.

Another trend has been the outflow of deposits partly due to competition from money market funds. In the first quarter of 1995, there was a savings outflow of $38 million, partly offset by interest credited of $18 million. For funding loans and purchasing mortgage-backed securities, ASB has turned to higher cost advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. The use of higher cost sources of funds puts downward pressure on ASB's interest rate spread.

The decrease in interest rate spread can also be attributed to the changing interest rate environment. During 1994 and the first quarter of 1995, rising interest rates caused the cost of interest-bearing liabilities to increase. However, yields on interest-earning assets in 1994 decreased 48 basis points due in part to 1993's refinancings and the lag in the repricing of adjustable loans and mortgage-backed securities. Yields in the first quarter of 1995 increased only 3 basis points as the repricing of interest-earning assets lagged the repricing of interest-bearing liabilities. In the future, ASB's cost of interest-bearing liabilities may further increase, which may result in a decreased interest rate spread and lower net interest income. If interest rates stabilize, however, ASB's spread is expected to improve as adjustable-rate mortgages reprice to market levels.

Other
- -----

                                        Three months ended
                                             March 31,
                                      ----------------------         %
(in thousands)                          1995          1994         change      Primary reason(s) for significant change*
- --------------------------------------------------------------------------------------------------------------------------------
Revenues...........................    $13,036       $13,653         (5)       MPC's lower unit sales, partly offset by the
                                                                               freight transportation subsidiaries' higher
                                                                               general freight revenues, interstate revenues
                                                                               and contract tows

Operating loss.....................     (1,329)       (1,540)        14        Freight transportation subsidiaries' higher
                                                                               revenues and lower maintenance expense

The "Other" business segment includes results of operations from HTB and its subsidiary, YB, which are maritime freight transportation companies; HEIIC, which is a company primarily holding investments in leveraged leases; MPC and its subsidiaries, which are real estate investment and development companies; PECS, which is an energy service company with no operations to date; HEIPC, which is a company formed in March 1995 to pursue independent power projects in Asia, beginning with the Philippines; HEI and HEIDI, which are holding companies; and eliminations of intercompany transactions.

Freight transportation

The freight transportation subsidiaries recorded operating income of $0.9 million in the first quarter of 1995 compared with $0.2 million in the first quarter of 1994. The increase in operating income was a result of higher general freight revenues, interstate revenues and contract tows, and lower maintenance expense. Revenue tons transported and tug operating hours for the first quarter of 1995 were both 6% higher than the first quarter of 1994.

In May 1994, YB filed an application with the PUC to increase rates by approximately $2.4 million annually. In September 1994, YB filed a stipulated agreement with the PUC indicating YB and the Consumer Advocate had agreed to stipulate to a 6% general rate increase, or approximately $2.0 million annually. The increase took effect in December 1994.

Real estate

In 1994 and the first three months of 1995, MPC's real estate development activities were adversely impacted by economic conditions. The real estate market experienced slowdowns due to the weakness in Hawaii's economy and lack of consumer confidence. For the three months ended March 31, 1995, MPC recorded an operating loss of $0.2 million compared to an operating loss of $25,000 in the same period last year primarily due to lower unit sales.

MPC's present focus is to reduce its current investment in real estate development assets to increase cash flow to the Company by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects.

For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

Other

In 1995, HEIPC and its joint venture partners submitted a bid on an independent power project in the Philippines. HEIPC also has an option to join a group which has submitted a bid on another independent power project in the Philippines. The results of the bidding processes are expected to be received by July 31, 1995. Both projects are expected to be financed largely with debt, collateralized by the assets of the underlying project. HEIPC's equity investment in the two projects is not expected to exceed $35 million.

Discontinued operations
- -----------------------

See note (9) in HEI's "Notes to consolidated financial statements" for information on the discontinued operations of HIG.

Accounting for the effects of certain types of regulation
- ---------------------------------------------------------

The electric utility companies and YB follow the accounting prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." SFAS No. 71 provides guidance in preparing financial statements for most public utilities. Under SFAS No. 71, if regulation provides assurance that incurred costs will be recovered in the future, those costs must be capitalized rather than expensed. If the continued application of SFAS No. 71 would no longer be appropriate--due to increased competition or regulatory, legislative or judicial actions or otherwise--the financial effects, including a write-off of all regulatory assets, could be material.

Environmental matters
- ---------------------

HEI and its subsidiaries are subject to numerous laws and regulations which are designed to protect the environment, and include air and water quality controls, hazardous waste and toxic substance controls and the Federal Oil Pollution Act of 1990. HEI's electric utility subsidiaries are exempt from certain environmental requirements applicable on the U.S. mainland. For example, the electric utility subsidiaries are exempt from the acid rain provisions of the 1990 Clean Air Act amendments. However, HEI and its subsidiaries are subject to environmental laws and regulations which could potentially impact the Company in terms of operating existing facilities, constructing and operating new facilities and ensuring the proper cleanup and disposal of hazardous waste and toxic substances. Management believes that the recovery through rates of most, if not all, of any costs incurred by HECO and its subsidiaries in complying with these environmental requirements would be allowed by the PUC. However, as with other costs reviewed by the PUC in the rate-making process, costs incurred by HECO and its subsidiaries in complying with these environmental requirements may not be fully allowed by the PUC for rate-making purposes. Based on information available to the Company, management is not aware of any contingent liabilities relating to environmental matters that would have a material adverse effect on the Company.

Electric and magnetic fields
- ----------------------------

Research is ongoing about the potential adverse health effects from exposure to electric and magnetic fields (EMF). However, the scientific community has not yet reached a consensus on the nature of any health effects. HECO and its subsidiaries are participating in utility industry funded studies on the subject and are considering possible steps to reduce EMF, where feasible, in the design of new transmission and distribution facilities. The Company cannot predict the impact, if any, the EMF issue may have on the Company in the future.

Accounting changes
- ------------------

For discussions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," see note (8) in HEI's "Notes to consolidated financial statements" and note (5) in HECO's "Notes to consolidated financial statements."

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

The consolidated capital structure of HEI was as follows:

(in millions)                                           March 31, 1995     December 31, 1994
- --------------------------------------------------------------------------------------------
Short-term borrowings................................   $  131      8%      $  137       8%
Long-term debt.......................................      742     45          718      44
Preferred stock of electric utility subsidiaries.....       92      5           93       6
Common stock equity..................................      693     42          682      42
                                                        ------    ---       ------     ---
                                                        $1,658    100%      $1,630     100%
                                                        ======    ===       ======     ===

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank are not included in the table above.

For the first three months of 1995, net cash provided by operating activities was $38 million. Net cash used in investing activities was $80 million, largely due to ASB's loan originations and consolidated HECO's capital expenditures. Net cash provided by financing activities was $62 million, due primarily to a net increase in securities sold under agreements to repurchase and in long-term debt, partly offset by common stock dividends and a net decrease in deposit liabilities.

Total HEI consolidated financing requirements for 1995 through 1999, including net capital expenditures, debt retirements (excluding repayments from Advances from Federal Home Loan Bank and repurchases of securities sold under agreements to repurchase) and sinking fund requirements, are currently estimated to total $1.1 billion. Of this amount, approximately $0.8 billion are for net capital expenditures (mostly relating to the electric utility companies' net capital expenditures described below). HEI consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 56% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. Over the five-year period 1995 through 1999, HEI estimates that it will require approximately $161 million in common equity, other than retained earnings, which is expected to be provided principally by HEI's Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

Electric utility

HECO's consolidated capital structure was as follows:

(in millions)                                         March 31, 1995     December 31, 1994
- ------------------------------------------------------------------------------------------
Short-term borrowings from nonaffiliates
  and affiliate....................................   $  106      8%      $  118       9%
Long-term debt.....................................      515     38          489      37
Preferred stock....................................       92      7           93       7
Common stock equity................................      641     47          634      47
                                                      ------    ---       ------     ---
                                                      $1,354    100%      $1,334     100%
                                                      ======    ===       ======     ===

Operating activities provided $35 million in net cash during the first three months of 1995. Investing activities used cash of $45 million for capital expenditures net of contributions in aid of construction. Financing activities used cash of $1 million primarily for the repayment of debt and payment of common and preferred dividends, offset by issuances of long-term debt.

The electric utility's consolidated financing requirements for 1995 through 1999, including net capital expenditures, debt retirements and sinking fund requirements, are estimated to total $850 million. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are currently expected to provide approximately 60% of the total $850 million requirements, with debt and equity financing providing the remaining requirements. HECO currently estimates that it will require approximately $60 million in common equity, other than retained earnings, over the five-year period 1995 through 1999. The PUC must approve issuances of long-term debt and equity for HECO, HELCO and MECO.

Capital expenditures include the costs of projects which are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 1995 through 1999 are currently estimated to total $750 million. Approximately 70% of gross capital expenditures, including AFUDC and capital expenditures funded by third party cash contributions in aid of construction, is for transmission and distribution projects and the remaining 30% is primarily for generation projects.

For 1995, electric utility capital expenditures net of cash contributions in aid of construction and excluding AFUDC are estimated to be $170 million and gross capital expenditures are estimated to be $205 million, of which approximately 65% is for transmission and distribution projects. An estimated $40 million is planned for new generation units. Drawdowns of proceeds from the sale of tax-exempt special purpose revenue bonds, sales of common stock to HEI, sales of preferred stock and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures.

Capital expenditure estimates and the timing of construction projects are reviewed periodically by management and may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of kilowatthour sales and peak load, the availability of alternate energy and purchased power, the availability of generating sites and transmission and distribution line corridors, the adequacy and timeliness of rate relief, escalation in construction costs, demand-side management programs and requirements of environmental and other regulatory and permitting authorities.

In January 1995, the Department of Budget and Finance of the State of Hawaii issued tax-exempt special purpose revenue bonds in the principal amount of $47 million, with a maturity of 30 years and a fixed coupon interest rate of 6.60%, and loaned the proceeds from the sale to HECO, HELCO and MECO. The bonds were issued at a discount, resulting in a yield of approximately 6.75%. As of March 31, 1995, an additional $170 million of revenue bonds had been authorized by the Hawaii Legislature for issuance prior to the end of 1997.

Savings bank

                                                      March 31,     December 31,        %
(in millions)                                           1995           1994           change
- --------------------------------------------------------------------------------------------
Assets..............................................   $3,179         $3,116            2
Loans receivable....................................    1,654          1,824           (9)
Mortgage-backed securities..........................    1,271          1,067           19
Deposit liabilities.................................    2,109          2,129           (1)
Securities sold under agreements to repurchase......      201            123           63
Advances from Federal Home Loan Bank................      618            616           --

At December 31, 1994, ASB was the fourth largest financial institution in the state based on total assets of $3.1 billion and the third largest financial institution based on deposits of $2.1 billion. The 19% increase in mortgage-backed securities in the first quarter of 1995 was primarily due to the securitization of $223 million of loans receivable. Under OTS rules, these securitized loans (i.e., Federal National Mortgage Association mortgage-backed securities) require less capital than loans receivable. Thus, ASB has securitized loans to support its recent growth.

For the first three months of 1995, cash used by ASB's investing activities was $33 million, due largely to the origination of loans and purchase of mortgage-backed securities, partly offset by principal repayments. Cash provided by financing activities was $53 million as a result of a net increase of

$74 million in securities sold under agreements to repurchase, partly offset by a $20 million decrease in deposit liabilities and by common stock dividends of $3 million.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from receipt of interest and principal on outstanding loans receivable and mortgage-backed securities, borrowings from the Federal Home Loan Bank of Seattle, securities sold under agreements to repurchase and other sources. Recently, advances from the Federal Home Loan Bank and securities sold under agreements to repurchase have become more significant sources of funds as the demand for deposits has decreased. The advances and securities sold under agreements to repurchase are higher cost sources of funds than deposits and their use puts downward pressure on ASB's net interest income.

Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision (OTS). ASB was in compliance with OTS liquidity requirements as of March 31, 1995.

OTS regulations require each savings association to have regulatory capital at least sufficient to meet three requirements: tangible capital and core (leverage) capital of 1.5% and 3.0%, respectively, of adjusted total assets; and a risk-based capital standard equal to 8.0% of risk-adjusted assets. As of March 31, 1995, ASB was in full compliance with the minimum capital requirements with a tangible capital ratio of 5.0%, a core capital ratio of 5.2% and a risk-based capital ratio of 11.9%.

The OTS has adopted a rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement. The regulation became effective January 1, 1994; however, the requirement that thrifts incorporate IRR into their risk-based capital calculations, based on the lowest OTS IRR Exposure Reports for the three prior quarter-ends, was to be effective September 30, 1994. The OTS has provided a waiver of the IRR capital deduction until it can finalize an appeals process. Institutions with an "above normal" level of IRR exposure may be required to hold additional capital. "Above normal" IRR is defined as any percentage decline in market value of an institution's portfolio equity in excess of 2% of the market value of its assets, which would result from an immediate 200 basis point change in interest rates. The OTS regulation will require a savings association with an "above normal" level of IRR exposure to deduct from total capital an amount equal to one-half of the "above normal" IRR times the market value of its assets in meeting its existing 8% risk-based capital requirement. Based on the lowest IRR reported as of the three prior quarter-ends, ASB would have been required to deduct $5.8 million from total capital at March 31, 1995 if the rule had been in effect at that time. As of March 31, 1995, ASB's risk-based capital ratio, adjusted for the IRR component, would have been 11.5%, still meeting capital requirements and "well-capitalized" levels.

The federal banking regulators have also proposed a similar regulation which may result in a more stringent capital requirement for IRR than the current OTS rule. Such a regulation could result in more stringent capital requirements for ASB and other thrifts because the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 requires that the capital standards for thrifts be no less stringent than those applicable to national banks. The impact of the proposed federal banking regulation on ASB cannot be predicted at this time.

Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not "well-capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. To be a "well-capitalized" institution not subject to these interest rate restrictions, an institution must have a "leverage ratio" of 5.0%, a "Tier-1 risk-based ratio" of 6%, a "total risk-based ratio" of 10% and not be in a "troubled condition." As of March 31, 1995, ASB was "well-capitalized" with a leverage ratio of 5.2%, a Tier-1 risk-based ratio of 11.4% and a total risk-based ratio of 11.9%.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for anticipated growth.

On September 29, 1994, the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act) was signed into law. The Interstate Banking Act will create a uniform system of interstate banking in the U.S. Also, subject to certain limitations, it will permit interstate branching by U.S. banks, marking a major departure from previous law. Although the Interstate Banking Act applies only to banks, it could nonetheless affect the competitive balance among banks, thrifts and other financial institutions and the level of competition among financial institutions doing business in Hawaii.

                          PART II - OTHER INFORMATION

================================================================================

Item 1.  Legal proceedings
- --------------------------

There are no significant developments except as set forth in HEI's and HECO's "Notes to consolidated financial statements," management's discussion and analysis of financial condition and results of operations and Item 5, "Other information."

Item 4.  Submission of matters to a vote of security holders
- ------------------------------------------------------------

HEI

The Annual Meeting of Stockholders of HEI was held on April 25, 1995. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 15, 1995, the record date for the Annual Meeting, there were 28,762,655 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors.

The results of the election of the single Class I director-nominee, the Class II director-nominees and independent auditor are as follows:

                                                                  Common stock
                                        --------------------------------------------------------------------
                                                                                                    Broker
                                           For          Withheld        Against       Abstain      nonvotes
                                        -----------   ------------    ------------   ----------   ----------
Election of Class I Director:
  James K. Scott                        23,736,127       451,963                                   1,405,005

Election of Class II Directors:
  Victor Hao Li                         23,764,049       424,041                                   1,405,005
  Diane J. Plotts                       23,783,072       405,018                                   1,405,005
  Kelvin H. Taketa                      23,727,402       460,688                                   1,405,005
  Jeffrey N. Watanabe                   23,608,436       579,654                                   1,405,005
  Harwood D. Williamson                 23,779,673       408,417                                   1,405,005

Election of KPMG Peat
  Marwick LLP as auditor:               23,793,343                      157,658       237,089      1,405,005

Class III Directors--Edwin L. Carter, Richard Henderson, Ben F. Kaito, Bill D. Mills and Oswald K. Stender--continue in office with terms ending at the 1996 Annual Meeting. Class I Directors--Robert F. Clarke, John D. Field, A. Maurice Myers and Ruth M. Ono--continue in office with terms ending at the 1997 Annual Meeting.

HECO

The Annual Meeting of the Sole Stockholder of HECO was conducted by written consent effective April 25, 1995. The incumbent members of the Board of Directors of HECO were re-elected. The incumbent members continuing in office are Robert F. Clarke, Richard Henderson, Ben F. Kaito, Mildred D. Kosaki, Paul
A. Oyer, Diane J. Plotts, Harwood D. Williamson and Paul C. Yuen. In addition, KPMG Peat Marwick LLP was elected auditor of HECO for the fiscal year 1995.

Item 5.  Other information
- --------------------------

A.   HECO's President and chief executive officer's retirement

In May 1995, HECO announced the retirement of Harwood D. (Dan) Williamson, 63 years old, president and chief executive officer, effective September 1, 1995. Mr. Williamson will be succeeded by T. Michael May, 48 years old, currently Senior Vice President of HECO.

B.   Puna Geothermal Venture (PGV)

HELCO has a power purchase agreement with PGV for 25 MW of firm capacity. PGV, an independent geothermal power producer which experienced substantial delays in commencing commercial operations, passed an acceptance test in June 1993. Although a problem with one of its wells reduced production during 1994, PGV is now considered to be a firm capacity source for 25 MW. HELCO filed suit against PGV in 1993 for penalties and other relief related to PGV's failure to provide power to HELCO by October 3, 1991. On March 7, 1995, HELCO and PGV executed a Settlement Agreement, which became effective on May 6, 1995. As to the part of the settlement agreement dealing with penalties, PGV agreed to pay $5.5 million to HELCO, including $3.2 million previously withheld by HELCO, and $2.3 million in the form of supplemental energy deliveries to HELCO over approximately a three-year period. HELCO has not yet recognized any income for the $5.5 million settlement amount. The portion of the settlement that HELCO will pass on to customers is subject to review by the PUC. HELCO informed the PUC on April 11, 1995 that it intended to pass on $0.8 million ($3.2 million less HELCO's out-of-pocket costs) of the settlement to ratepayers by means of a temporary reduction in rates from June 1, 1995 to August 31, 1995, and to reduce energy cost adjustment charges to ratepayers in the amount of $2.3 million over approximatly three years.

C.   Integrated Resource Planning

As a result of a proceeding initiated in January 1990, the PUC issued an order in March 1992 (as revised in May 1992) requiring that the energy utilities in Hawaii develop integrated resource plans (IRPs). The goal of integrated resource planning is the identification of the demand-side and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In the first phase of the IRP proceeding, the PUC adopted a "framework", which establishes both the process for developing IRPs and guidelines for the development of such plans. The PUC's framework directs that each plan cover a 20-year planning horizon with a five-year program implementation schedule and states that the planning cycle will be repeated every three years. Under the framework, the PUC may approve, reject or require modifications of the utilities' IRPs.

The framework also states that utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of planning and implementing demand-side management (DSM) programs. Under appropriate circumstances, the utilities may recover net lost revenues resulting from DSM programs and earn shareholder incentives.

In July 1993, HECO filed with the PUC its 20-year (1994-2013) IRP for the island of Oahu, together with a five-year (1994-1998) implementation schedule. HELCO filed its plan in October 1993. MECO filed its plan in December 1993. The utilities have modified their IRPs during the IRP proceedings. The utilities have characterized their proposed IRPs as planning strategies, rather than fixed courses of action, and the resources ultimately added to their systems may differ from those included in the 20-year plan. Under the IRP framework, the utilities are required to submit annual evaluations of their plans (including a revised five-year program implementation schedule) and to submit new plans on a three-year cycle.

In March 1995 the PUC approved HECO's IRP, as modified. Individual demand-side management programs must still be approved by the PUC. HECO has proposed five full-scale energy efficiency programs. These programs include air conditioning, lighting, refrigeration and industrial motor uses for existing commercial/industrial customers; a similar program for new commercial/industrial customers in the new construction market; a program to do custom-tailored energy efficiency programs for commercial/industrial customers; and residential water heating programs for existing customers and the new construction market. Management cannot predict with certainty, until completion and approval of the proposed full-scale energy efficiency programs what effect, if any, these programs will have on HECO.

The IRPs for MECO and HELCO will require PUC approval prior to implementation. Management cannot predict the outcome of the proceedings or the impact of any IRP ultimately approved on MECO and HELCO.

D.   PUC review of the relationship between HEI and its subsidiaries

To address community concerns, HECO proposed by letter dated January 25, 1993, that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. By an order dated January 26, 1993, the PUC initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices have resulted in or are having any negative effects on HECO, its electric utility subsidiaries and ratepayers. In May 1994, a consultant, Dennis Thomas and Associates, was selected by the PUC to perform the review. In early 1995, Dennis Thomas and Associates issued its report to the PUC. The report concluded that "on balance, diversification has not hurt electric ratepayers." Other major findings of the study were that no utility assets have been used to fund HEI's nonutility investments or operations, HEI has not denied needed capital to the electric utilities and management processes within the electric utilities operate without interference from HEI. The report also made several recommendations, including initiating more ongoing communication between HEI and the PUC on diversification issues and any changes in HEI's diversification policy, providing the PUC with annual reports on compliance with the original conditions mandated by the PUC when HEI was formed, having a HECO Board of Directors with a majority of members who are not also directors of HEI and adoption of a policy statement by HECO's Board of Directors documenting its commitment to public service obligations. In April 1995, HEI and HECO submitted their response to the PUC.

E.   Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

Ratio of earnings to fixed charges excluding interest on ASB deposits

                                              Years Ended December 31,
                                  --------------------------------------------
    Three months
       ended
   March 31, 1995                 1994      1993      1992      1991      1990
   --------------                 ----      ----      ----      ----      ----
       1.93                       2.22      2.25      2.08      1.99      1.76
       ====                       ====      ====      ====      ====      ====

Ratio of earnings to fixed charges including interest on ASB deposits

                                              Years Ended December 31,
                                  --------------------------------------------
    Three months
       ended
   March 31, 1995                 1994      1993      1992      1991      1990
   --------------                 ----      ----      ----      ----      ----
       1.56                       1.69      1.65      1.50      1.46      1.39
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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

Ratio of earnings to fixed charges

                                              Years Ended December 31,
                                  --------------------------------------------
    Three months
       ended
   March 31, 1995                 1994      1993      1992      1991      1990
   --------------                 ----      ----      ----      ----      ----
       3.27                       3.47      3.25      3.03      2.82      2.99
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

Item 6.  Exhibits and reports on Form 8-K
- -----------------------------------------

(a)   Exhibits

HECO            Hawaiian Electric Company, Inc. and subsidiaries Amended and
Exhibit 10      restated power purchase agreement between Hilo Coast Processing
                Company and Hawaii Electric Light Company, Inc. dated March 24,
                1995

HEI             Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 11(a)   Computation of earnings per share of common stock, three months ended March 31, 1995 and 1994

HECO            Hawaiian Electric Company, Inc. and subsidiaries Computation of
Exhibit 11(b)   earnings per share of common stock

HEI             Hawaiian Electric Industries, Inc. and subsidiaries Computation
Exhibit 12(a)   of ratio of earnings to fixed charges, three months ended March
                31, 1995 and 1994

HECO            Hawaiian Electric Company, Inc. and subsidiaries Computation
Exhibit 12(b)   of ratio of earnings to fixed charges, three months ended March
                31, 1995 and 1994

HEI             Hawaiian Electric Industries, Inc. and subsidiaries Financial
Exhibit 27(a)   Data Schedule March 31, 1995 and three months ended March 31,
                1995

HECO            Hawaiian Electric Company, Inc. and subsidiaries Financial Data
Exhibit 27(b)   Schedule March 31, 1995 and three months ended March 31, 1995

(b)   Reports on Form 8-K

During the quarter, HEI and HECO filed a Current Report, Form 8-K, with the SEC under "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits" as follows:

Dated                   Registrant/s       Items reported
- -------------------------------------------------------------------------------------------------------
December 29, 1994       HEI, HECO          News releases: HEI utility subsidiary receives rate relief and HEI utility subsidiary receives 1995 interim rate order;
                                           Rating agency actions

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.


HAWAIIAN ELECTRIC INDUSTRIES, INC.           HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                              (Registrant)


By  /s/ Robert F. Mougeot                    By  /s/ Paul Oyer
    ------------------------------           --------------------------------
    Robert F. Mougeot                            Paul A. Oyer
    Financial Vice President and                 Financial Vice President and
      Chief Financial Officer                      Treasurer
    (Principal Financial Officer                 (Principal Financial Officer
      of HEI)                                      of HECO)

Date:  May 8, 1995                           Date:  May 8, 1995