Form 10-Q
period 1995-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1995-08-11
CIK 354707, 46207

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995
                                       OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x    No ____
                                         ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                            Outstanding July 28, 1995
- --------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc.
 (Without Par Value)...................  29,283,840 Shares
Hawaiian Electric Company, Inc.
 ($6 2/3 Par Value)....................  11,813,147 Shares (not publicly traded)

================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 1995

                                     INDEX

                                                                        PAGE NO.

Glossary of terms......................................................    ii

                         PART I.  FINANCIAL INFORMATION

Item 1.   Financial statements

          Hawaiian Electric Industries, Inc. and subsidiaries
          ---------------------------------------------------
          Consolidated balance sheets (unaudited) - June 30, 1995
            and December 31, 1994......................................     1

          Consolidated statements of income (unaudited) - three and six
            months ended June 30, 1995 and 1994........................     2

          Consolidated statements of retained earnings (unaudited) -
            three and six months ended June 30, 1995 and 1994..........     2

          Consolidated statements of cash flows (unaudited) - six
            months ended June 30, 1995 and 1994........................     3

          Notes to consolidated financial statements (unaudited).......     4

          Hawaiian Electric Company, Inc. and subsidiaries
          ------------------------------------------------
          Consolidated balance sheets (unaudited) - June 30, 1995
            and December 31, 1994......................................     8

          Consolidated statements of income (unaudited) - three and six
            months ended June 30, 1995 and 1994........................     9

          Consolidated statements of retained earnings (unaudited) -
            three and six months ended June 30, 1995 and 1994..........     9

          Consolidated statements of cash flows (unaudited) - six
            months ended June 30, 1995 and 1994........................    10

          Notes to consolidated financial statements (unaudited).......    11

Item 2.   Management's discussion and analysis of financial condition
            and results of operations..................................    14

                          PART II.  OTHER INFORMATION

Item 1.   Legal proceedings............................................    23
Item 5.   Other information............................................    23
Item 6.   Exhibits and reports on Form 8-K.............................    24
Signatures.............................................................    24

                                       i

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 1995

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

BIF                        Bank Insurance Fund

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

FDIC                       Federal Deposit Insurance Corporation

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

HEIDI                      HEI Diversified, Inc., a wholly owned subsidiary
                            of Hawaiian Electric Industries, Inc. and the parent
                            company of American Savings Bank, F.S.B.

HEIIC                      HEI Investment Corp., a wholly owned subsidiary
                            of Hawaiian Electric Industries, Inc.

HEIPC                      HEI Power Corp., a wholly owned subsidiary of
                            Hawaiian Electric Industries, Inc.

                                       ii


TERMS                      DEFINITIONS
- -----                      -----------

HELCO                      Hawaii Electric Light Company, Inc., a wholly owned
                            electric utility subsidiary of Hawaiian Electric
                            Company, Inc.

HIG                        The Hawaiian Insurance & Guaranty Company, Limited,
                            an insurance company which was placed in state
                            rehabilitation proceedings. HEI Diversified, Inc.
                            was the holder of record of HIG's common stock prior
                            to August 16, 1994

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

PBOP                       Postretirement benefits other than pensions

PGV                        Puna Geothermal Venture

PUC                        Public Utilities Commission of the State of Hawaii

SAIF                       Savings Association Insurance Fund

SEC                        Securities and Exchange Commission

SFAS                       Statement of Financial Accounting Standards

YB                         Young Brothers, Limited, a wholly owned subsidiary
                            of Hawaiian Tug & Barge Corp.


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

                                                                 June 30,           December 31,
                                                                   1995                1994
- ------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents.......................................    $    79,435           $   87,623
Accounts receivable and unbilled revenues, net.............        142,713              130,762
Inventories, at average cost...............................         38,034               43,126
Real estate developments...................................         36,758               33,956
Loans receivable, net......................................      1,694,335            1,824,055
Marketable securities......................................      1,341,741            1,099,810
Other investments..........................................         74,959               77,297
Property, plant and equipment, net of accumulated
  depreciation of $794,723 and $747,503....................      1,743,082            1,677,822
Regulatory assets..........................................        100,181               95,257
Other......................................................         62,044               59,301
Goodwill and other intangibles.............................         43,350               45,455
                                                               -----------           ----------
                                                               $ 5,356,632           $5,174,464
                                                               ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...........................................    $    90,738           $   97,210
Deposit liabilities........................................      2,163,382            2,129,310
Short-term borrowings......................................        166,042              136,755
Securities sold under agreements to repurchase.............        278,979              123,301
Advances from Federal Home Loan Bank.......................        528,874              616,374
Long-term debt.............................................        753,084              718,240
Deferred income taxes......................................        176,849              172,930
Unamortized tax credits....................................         47,246               45,954
Contributions in aid of construction.......................        181,184              178,635
Other......................................................        174,194              180,529
                                                               -----------           ----------
                                                                 4,560,572            4,399,238
                                                               -----------           ----------

PREFERRED STOCK OF ELECTRIC UTILITY SUBSIDIARIES
Subject to mandatory redemption............................         43,290               44,844
Not subject to mandatory redemption........................         48,293               48,293
                                                               -----------           ----------
                                                                    91,583               93,137
                                                               -----------           ----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 10,000
  shares; issued:  none....................................            --                   --
Common stock, no par value, authorized 100,000
  shares; issued and outstanding 29,243 shares and
  28,655 shares............................................        566,015              546,254


Retained earnings..........................................        138,462              135,835
                                                               -----------           ----------
                                                                   704,477              682,089
                                                               -----------           ----------
                                                               $ 5,356,632           $5,174,464
                                                               ===========           ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                      Three months ended                 Six months ended
                                                                           June 30,                           June 30,
(in thousands, except per share amounts and                       ------------------------          --------------------------
ratio of earnings to fixed charges)                                1995              1994            1995                 1994
- ------------------------------------------------------------------------------------------------------------------------------
REVENUES
Electric utility...............................................   $244,506        $219,411           $477,027         $420,717
Savings bank...................................................     61,605          52,311            122,322          102,395
Other..........................................................     13,786          12,834             26,822           26,486
                                                                  --------        --------           --------         --------
                                                                   319,897         284,556            626,171          549,598
                                                                  --------        --------           --------         --------

EXPENSES

Electric utility...............................................    206,207         185,594            403,315          362,576
Savings bank...................................................     51,762          41,636            102,254           81,100
Other..........................................................     15,858          14,371             30,223           29,563
                                                                  --------        --------           --------         --------
                                                                   273,827         241,601            535,792          473,239
                                                                  --------        --------           --------         --------

OPERATING INCOME (LOSS)
Electric utility...............................................     38,299          33,817             73,712           58,141
Savings bank...................................................      9,843          10,675             20,068           21,295
Other..........................................................     (2,072)         (1,537)            (3,401)          (3,077)
                                                                  --------        --------           --------         --------
                                                                    46,070          42,955             90,379           76,359
                                                                  --------        --------           --------         --------
Interest expense--electric utility and other...................    (15,515)        (13,128)           (30,467)         (26,210)
Allowance for borrowed funds used
  during construction..........................................      1,338             945              2,505            1,816
Preferred stock dividends of electric
  utility subsidiaries.........................................     (1,726)         (1,796)            (3,457)          (3,596)
Allowance for equity funds used during
  construction.................................................      2,618           2,095              4,985            4,046
                                                                  --------        --------           --------         --------
INCOME BEFORE INCOME TAXES.....................................     32,785          31,071             63,945           52,415
Income taxes...................................................     13,905          13,439             27,218           22,995
                                                                  --------        --------           --------         --------
NET INCOME.....................................................   $ 18,880        $ 17,632           $ 36,727         $ 29,420
                                                                  ========        ========           ========         ========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING...........................................     29,063          28,013             28,919           27,892
                                                                  ========        ========           ========         ========
EARNINGS PER COMMON SHARE......................................      $0.65           $0.63              $1.27            $1.05
                                                                  ========        ========           ========         ========
DIVIDENDS PER COMMON SHARE.....................................      $0.59           $0.58              $1.18            $1.16
                                                                  ========        ========           ========         ========
RATIO OF EARNINGS TO FIXED CHARGES
  (SEC METHOD)
  EXCLUDING INTEREST ON ASB DEPOSITS...........................                                          1.93             2.10
                                                                                                     ========         ========
  INCLUDING INTEREST ON ASB DEPOSITS...........................                                          1.56             1.61
                                                                                                     ========         ========


Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                      Three months ended                 Six months ended
                                                                           June 30,                           June 30,
                                                                  ------------------------          --------------------------
(in thousands)                                                     1995              1994            1995                 1994
- ------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD..........................  $136,712        $124,012           $135,835         $128,318
Net income......................................................    18,880          17,632             36,727           29,420
Common stock dividends..........................................   (17,130)        (16,238)           (34,100)         (32,332)
                                                                  --------        --------           --------         --------
RETAINED EARNINGS, END OF PERIOD................................  $138,462        $125,406           $138,462         $125,406
                                                                  ========        ========           ========         ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                            Six months ended
                                                                                                                 June 30,
                                                                                                     ------------------------------
(in thousands)                                                                                        1995                 1994
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations................................................................    $  36,727            $  29,420
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities
      Depreciation and amortization of property, plant and equipment.............................       38,429               36,189
      Other amortization.........................................................................          776                 (506)
      Deferred income taxes and tax credits, net.................................................        6,074                6,275
      Changes in assets and liabilities, net of effects from disposal of businesses
          Increase in accounts receivable and unbilled revenues, net.............................      (11,850)              (1,843)
          Decrease (increase) in inventories.....................................................        5,092               (3,386)
          Increase in real estate developments...................................................         (685)              (2,104)
          Increase in securities held for trading................................................           --              (15,958)
          Increase in regulatory assets..........................................................       (2,394)              (6,486)
          Increase (decrease) in accounts payable................................................       (6,472)               8,932
          Changes in other assets and liabilities................................................      (14,138)             (19,000)
                                                                                                     ---------            ---------
                                                                                                        51,559               31,533
Cash used by discontinued operations.............................................................           --              (32,377)
                                                                                                     ---------            ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..............................................       51,559                 (844)
                                                                                                     ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and purchased........................................................     (158,696)            (305,498)
Principal repayments on loans receivable.........................................................       64,061              136,008
Proceeds from sale of loans receivable...........................................................        3,582                1,888
"Held-to-maturity" mortgage-backed securities purchased..........................................      (79,566)            (202,176)
Principal repayments on "held-to-maturity" mortgage-backed securities............................       63,084              125,486
Capital expenditures.............................................................................     (102,892)             (90,820)
Contributions in aid of construction.............................................................        6,414                6,849
Other............................................................................................        1,066                  461
                                                                                                     ---------            ---------
NET CASH USED IN INVESTING ACTIVITIES............................................................     (202,947)            (327,802)
                                                                                                     ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit liabilities..............................................................       34,072               50,777
Net increase in short-term borrowings with original maturities of
   three months or less..........................................................................       30,135              118,910
Proceeds from other short-term borrowings........................................................          745                  637
Repayment of other short-term borrowings.........................................................       (1,593)              (2,941)
Proceeds from securities sold under agreements to repurchase.....................................      326,500                   --
Repurchase of securities sold under agreements to repurchase.....................................     (172,339)                  --
Proceeds from advances from Federal Home Loan Bank...............................................      251,200              386,700
Principal payments on advances from Federal Home Loan Bank.......................................     (338,700)            (167,000)
Proceeds from issuance of long-term debt.........................................................       48,213               31,542
Repayment of long-term debt......................................................................      (13,400)             (75,427)
Redemption of electric utility subsidiaries' preferred stock.....................................       (1,554)                (496)
Net proceeds from issuance of common stock.......................................................       10,112                7,562
Common stock dividends...........................................................................      (24,510)             (23,563)
Other............................................................................................       (5,681)             (10,500)
                                                                                                     ---------            ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES........................................................      143,200              316,201
                                                                                                     ---------            ---------
Net decrease in cash and equivalents.............................................................       (8,188)             (12,445)
Cash and equivalents, beginning of period........................................................       87,623              116,260
                                                                                                     ---------            ---------
CASH AND EQUIVALENTS, END OF PERIOD..............................................................    $  79,435            $ 103,815
                                                                                                     =========            =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
(Unaudited)
- --------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION
- --------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1994 and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1995.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments to present fairly the Company's financial position as of June 30, 1995 and December 31, 1994, and the results of its operations for the three months and six months ended June 30, 1995 and 1994, and its cash flows for the six months ended June 30, 1995 and 1994. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for future interim periods or the full year.

(2)  ELECTRIC UTILITY SUBSIDIARY
- --------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 8 through 14.

(3)  SAVINGS BANK SUBSIDIARY
- -----------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION
American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                 Three months ended          Six months ended
                                      June 30,                  June 30,
                                 --------------------    ------------------------
(in thousands)                    1995        1994         1995            1994
- ---------------------------------------------------------------------------------
Interest income................ $ 57,928     $ 50,429    $115,561        $ 98,528
Interest expense...............   34,999       24,768      67,974          47,915
                                --------     --------    --------        --------
NET INTEREST INCOME............   22,929       25,661      47,587          50,613
Provision for losses...........     (240)        (242)       (625)           (484)
Other income...................    3,677        1,882       6,761           3,867
Operating, administrative
 and general expenses..........  (16,523)     (16,626)    (33,655)        (32,701)
                                --------     --------    --------        --------
OPERATING INCOME...............    9,843       10,675      20,068          21,295
Income taxes...................    4,139        4,457       8,415           8,869
                                --------     --------    --------        --------
 NET INCOME.................... $  5,704     $  6,218    $ 11,653        $ 12,426
                                ========     ========    ========        ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                               June 30,           December 31,
(in thousands)                                   1995                 1994
- ------------------------------------------------------------------------------
ASSETS
Cash and equivalents......................... $   78,151          $   76,502
Investment securities........................     33,506              32,523
Mortgage-backed securities...................  1,308,235           1,067,287
Loans receivable, net........................  1,694,335           1,824,055
Other........................................     72,001              69,829
Goodwill and other intangibles...............     43,350              45,455
                                              ----------          ----------
                                              $3,229,578          $3,115,651
                                              ==========          ==========
LIABILITIES AND EQUITY
Deposit liabilities.......................... $2,163,382          $2,129,310
Securities sold under agreements to
 repurchase..................................    278,979             123,301
Advances from Federal Home Loan Bank.........    528,874             616,374
Other........................................     57,134              51,078
                                              ----------          ----------
                                               3,028,369           2,920,063
Common stock equity..........................    201,209             195,588
                                              ----------          ----------
                                              $3,229,578          $3,115,651
                                              ==========          ==========

(4)  REAL ESTATE SUBSIDIARY
- ---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $51 million at June 30, 1995 and December 31, 1994. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects.

At June 30, 1995, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $1.9 million of outstanding loans and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $7.4 million of outstanding loans and $5.6 million of additional undrawn loan facilities. All such loans are collateralized by real property. At June 30, 1995, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $12.7 million was outstanding and $5.8 million was undrawn, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

(5)  CASH FLOWS
- ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                           Six months ended
                                               June 30,
                                           -----------------
(in thousands)                              1995      1994
- ------------------------------------------------------------
Interest (including interest paid
  by savings bank, but excluding interest
  paid on nonrecourse debt from leveraged
  leases)................................  $92,457   $72,815
                                           =======   =======

Interest on nonrecourse debt from
  leveraged leases.......................  $ 4,534   $ 4,754
                                           =======   =======


Income taxes.............................  $19,809   $16,224
                                           =======   =======

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

In the six months ended June 30, 1995, ASB received $223 million in mortgage-backed securities in exchange for loans.

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $9.6 million and $8.8 million for the six months ended June 30, 1995 and 1994, respectively.

The allowance for equity funds used during construction, which was capitalized primarily as part of the cost of electric utility plant, amounted to $5.0 million and $4.0 million for the six months ended June 30, 1995 and 1994, respectively.

In March 1994, Malama Development Corp.'s Baldwin*Malama partnership closed on an option to purchase approximately 147 acres of land on the island of Maui from Baldwin Pacific Properties, Inc. Of the total land purchase price of $9.9 million, Baldwin*Malama issued mortgage notes payable of $8.0 million in noncash consideration.

(6)  ACCOUNTING CHANGES
- -----------------------

LONG-LIVED ASSETS

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset.

Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base.

The provisions of SFAS No. 121 must be adopted by the Company no later than January 1, 1996. The Company has not determined when it will adopt the provisions of SFAS No. 121 nor the impact of the adoption of SFAS No. 121 on its consolidated financial condition or results of operations.

MORTGAGE SERVICING RIGHTS

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise (as defined) that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. The provisions of SFAS No. 122 will be adopted by ASB on January 1, 1996. If SFAS No. 122 were adopted on January 1, 1995, it would not have had a material effect on the Company's consolidated financial condition or results of operations.

(7)  DISCONTINUED OPERATIONS
- ----------------------------

THE HAWAIIAN INSURANCE & GUARANTY CO., LIMITED

HIG and its subsidiaries (collectively, the HIG Group) are property and casualty insurance companies. HEIDI was the holder of record of all the common stock of HIG until August 16, 1994. In December 1992, due to a significant increase in the estimate of policyholder claims from Hurricane Iniki, the HEI Board of Directors concluded it would not contribute additional capital to HIG and the remaining investment in the HIG Group was written off. On December 24, 1992, a formal rehabilitation order vested full control over the HIG Group in the Insurance Commissioner (the Rehabilitator) and her deputies.

On April 12, 1993, the Rehabilitator, the HIG Group and others filed a complaint against HEI, HEIDI and others. The complaint, which was subsequently amended, set forth several separate counts, including claims that directors and officers of HEI, HEIDI and the HIG Group were responsible for the losses suffered by the HIG Group and claims that HEI and/or HEIDI should be held liable for HIG's obligations. The lawsuit was settled in 1994 and in August 1994, $32 million was disbursed to the Rehabilitator. In exchange, all the plaintiffs released their claims against HEI, its affiliates and their past and present officers and directors.

The $32 million settlement amount, less income tax benefits and certain amounts recognized in previously established reserves, resulted in a $15 million after-tax charge to discontinued operations in 1993. HEI and HEIDI are seeking reimbursement for the settlement and defense costs from its insurance carriers. One of the insurance carriers has filed a declaratory relief action seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI have filed counterclaims. Trial was scheduled for October 1995, but will be postponed. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

In December 1994, five insurance agencies, which had served as insurance agents for the HIG Group, filed a complaint against HEI, HEIDI and others. The complaint set forth several causes of action, including breach of contract and piercing the corporate veil. The plaintiffs ask for relief from the defendants, including compensatory damages for lost commissions, lost business and lost profits in an amount to be proven at trial and punitive damages. In the opinion of management, losses, if any, resulting from the ultimate outcome of the lawsuit will not have a material adverse effect on the Company's financial condition or results of operations.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                                                                         June 30,      December 31,
(in thousands, except par value)                                                                           1995            1994
- -----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Utility plant, at cost
   Property, plant and equipment..............................................................         $  2,202,753      $2,129,274
   Construction in progress...................................................................              187,998         164,247
   Less--accumulated depreciation.............................................................             (737,533)       (702,945)
                                                                                                       ------------      ----------
         NET UTILITY PLANT....................................................................            1,653,218       1,590,576
                                                                                                       ------------      ----------
Current assets
   Cash and equivalents.......................................................................                  439          10,694
   Customer accounts receivable, net..........................................................               66,789          60,406
   Accrued unbilled revenues, net.............................................................               38,735          38,435
   Other accounts receivable, net.............................................................               11,660          10,302
   Fuel oil stock, at average cost............................................................               16,685          21,966
   Materials and supplies, at average cost....................................................               20,180          20,108
   Prepayments and other......................................................................                2,434           2,028
                                                                                                       ------------      ----------
         TOTAL CURRENT ASSETS.................................................................              156,922         163,939
                                                                                                       ------------      ----------
Other assets
   Regulatory assets..........................................................................               97,525          92,524
   Other......................................................................................               40,492          42,081
                                                                                                       ------------      ----------
         TOTAL OTHER ASSETS...................................................................              138,017         134,605
                                                                                                       ------------      ----------
                                                                                                       $  1,948,157      $1,889,120
                                                                                                       ============      ==========

CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 11,813 shares................................................         $     78,766      $   78,766
   Premium on capital stock...................................................................              246,660         246,600
   Retained earnings..........................................................................              325,048         308,535
                                                                                                       ------------      ----------
         COMMON STOCK EQUITY..................................................................              650,474         633,901
   Cumulative preferred stock
      Not subject to mandatory redemption.....................................................               48,293          48,293
      Subject to mandatory redemption.........................................................               41,070          42,470
   Long-term debt, net........................................................................              516,927         468,653
                                                                                                       ------------      ----------
         TOTAL CAPITALIZATION.................................................................            1,256,764       1,193,317
                                                                                                       ------------      ----------
Current liabilities
   Long-term debt due within one year.........................................................                9,903          20,933
   Preferred stock sinking fund requirements..................................................                2,220           2,374
   Short-term borrowings - nonaffiliates......................................................              124,315         117,866
   Short-term borrowings - affiliate..........................................................               14,450              --
   Accounts payable...........................................................................               47,017          54,662
   Interest and preferred dividends payable...................................................                9,741           8,575
   Income taxes payable.......................................................................                2,851           3,300
   Other taxes accrued........................................................................               32,637          39,666
   Other......................................................................................               27,554          30,111
                                                                                                       ------------      ----------
         TOTAL CURRENT LIABILITIES............................................................              270,688         277,487
                                                                                                       ------------      ----------
Deferred credits and other liabilities
   Deferred income taxes......................................................................              110,197         108,362
   Unamortized tax credits....................................................................               46,277          44,939
   Other......................................................................................               83,047          86,380
                                                                                                       ------------      ----------
         TOTAL DEFERRED CREDITS AND OTHER LIABILITIES.........................................              239,521         239,681
                                                                                                       ------------      ----------
Contributions in aid of construction..........................................................              181,184         178,635
                                                                                                       ------------      ----------
                                                                                                       $  1,948,157      $1,889,120
                                                                                                       ============      ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                      Three months ended                 Six months ended
                                                                           June 30,                           June 30,
(in thousands, except for ratio of earnings                       ------------------------          --------------------------
to fixed charges)                                                  1995              1994            1995                 1994
- ------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES............................................    $242,646        $217,884           $473,822         $417,982
                                                                  --------        --------           --------         --------
OPERATING EXPENSES
Fuel oil......................................................      48,816          41,462             97,293           80,080
Purchased power...............................................      70,890          69,294            134,743          132,280
Other operation...............................................      34,212          28,383             68,395           58,094
Maintenance...................................................      12,411          10,537             23,633           21,279
Depreciation and amortization.................................      17,028          15,976             34,010           32,093
Taxes, other than income taxes................................      22,688          19,821             44,767           38,559
Income taxes..................................................      12,096          10,776             23,270           17,830
                                                                  --------        --------           --------         --------
                                                                   218,141         196,249            426,111          380,215
                                                                  --------        --------           --------         --------
OPERATING INCOME..............................................      24,505          21,635             47,711           37,767
                                                                  --------        --------           --------         --------

OTHER INCOME
Allowance for equity funds used during construction...........       2,618           2,095              4,985            4,046
Other, net....................................................       1,710           1,416              2,947            2,601
                                                                  --------        --------           --------         --------
                                                                     4,328           3,511              7,932            6,647
                                                                  --------        --------           --------         --------
INCOME BEFORE INTEREST AND OTHER CHARGES......................      28,833          25,146             55,643           44,414
                                                                  --------        --------           --------         --------

INTEREST AND OTHER CHARGES
Interest on long-term debt....................................       8,587           7,518             16,665           15,530
Amortization of net bond premium and expense..................         320             290                634              537
Other interest charges........................................       1,998           1,299              4,052            2,103
Allowance for borrowed funds used
   during construction........................................      (1,338)           (945)            (2,505)          (1,816)
Preferred stock dividends of subsidiaries.....................         692             714              1,384            1,430
                                                                  --------        --------           --------         --------
                                                                    10,259           8,876             20,230           17,784
                                                                  --------        --------           --------         --------

INCOME BEFORE PREFERRED STOCK DIVIDENDS OF HECO...............      18,574          16,270             35,413           26,630
Preferred stock dividends of HECO.............................       1,034           1,082              2,073            2,166
                                                                  --------        --------           --------         --------
NET INCOME FOR COMMON STOCK...................................    $ 17,540        $ 15,188           $ 33,340         $ 24,464
                                                                  ========        ========           ========         ========

RATIO OF EARNINGS TO FIXED CHARGES
   (SEC METHOD)...............................................                                           3.34             3.03
                                                                                                     ========         ========

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                      Three months ended                 Six months ended
                                                                           June 30,                           June 30,
                                                                   ------------------------          -------------------------
(in thousands)                                                      1995              1994            1995                1994
- ------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD..........................  $315,408        $274,754           $308,535         $275,401
Net income for common stock.....................................    17,540          15,188             33,340           24,464
Common stock dividends..........................................    (7,900)         (1,330)           (16,827)         (11,253)
                                                                  --------        --------           --------         --------
RETAINED EARNINGS, END OF PERIOD................................  $325,048        $288,612           $325,048         $288,612
                                                                  ========        ========           ========         ========

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                      ------------------------
(in thousands)                                                                          1995          1994
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends of HECO.................................      $ 35,413      $   26,630
Adjustments to reconcile income before preferred stock dividends of
  HECO to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment............        34,010          32,093
      Other amortization........................................................         2,816           2,836
      Deferred income taxes.....................................................         1,837           1,752
      Tax credits, net..........................................................         2,174           1,702
      Allowance for equity funds used during construction.......................        (4,985)         (4,046)
  Changes in assets and liabilities
      Increase in accounts receivable...........................................        (7,741)            (21)
      Decrease (increase) in accrued unbilled revenues..........................          (300)            799
      Decrease (increase) in fuel oil stock.....................................         5,281          (4,520)
      Decrease (increase) in materials and supplies.............................           (72)          1,310
      Increase in regulatory assets.............................................        (2,394)         (6,486)
      Increase (decrease) in accounts payable...................................        (7,645)          9,763
      Increase in interest and preferred dividends payable......................         1,166             752
      Changes in other assets and liabilities...................................       (14,012)        (17,757)
                                                                                      --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................        45,548          44,807
                                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures............................................................       (95,741)        (86,668)
Contributions in aid of construction............................................         6,414           6,849
                                                                                      --------        --------
NET CASH USED IN INVESTING ACTIVITIES...........................................       (89,327)        (79,819)
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends..........................................................       (16,827)        (11,253)
Preferred stock dividends.......................................................        (2,073)         (2,166)
Proceeds from issuance of long-term debt........................................        48,213          31,542
Repayment of long-term debt.....................................................       (11,000)        (48,027)
Redemption of preferred stock...................................................        (1,554)           (496)
Net increase in short-term borrowings from nonaffiliates
 and affiliate with original maturities of three months or less.................        20,899          73,810
Other...........................................................................        (4,134)         (6,492)
                                                                                      --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................        33,524          36,918
                                                                                      --------        --------

Net increase (decrease) in cash and equivalents.................................       (10,255)          1,906
Cash and equivalents, beginning of period.......................................        10,694           1,922
                                                                                      --------        --------
CASH AND EQUIVALENTS, END OF PERIOD.............................................      $    439        $  3,828
                                                                                      ========        =========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994
(Unaudited)
- --------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION
- --------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1994 and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1995.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments to present fairly the financial position of HECO and its subsidiaries as of June 30, 1995 and December 31, 1994, and the results of their operations for the three months and six months ended June 30, 1995 and 1994, and their cash flows for the six months ended June 30, 1995 and 1994. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for future interim periods or the full year.

(2)  CASH FLOWS
- ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                           Six months ended
                                               June 30,
                                           -----------------
(in thousands)                              1995      1994
- ------------------------------------------------------------

Interest.................................  $17,332   $17,331
                                           =======   =======

Income taxes.............................  $19,174   $12,868
                                           =======   =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

The allowance for equity funds used during construction, which was capitalized primarily as part of the cost of electric utility plant, amounted to $5.0 million and $4.0 million for the six months ended June 30, 1995 and 1994, respectively.

(3)  COMMITMENTS AND CONTINGENCIES
- ----------------------------------

HELCO POWER SITUATION

HELCO has a power purchase agreement with Hilo Coast Processing Company (HCPC), currently for 22 MW of firm capacity. On December 12, 1994, at a time when the HCPC contract was for delivery of 18 MW, HCPC filed a Chapter 11 bankruptcy petition and advised HELCO that it would cease operating its plant in December 1994. By stipulation, HELCO obtained a temporary restraining order (TRO) and, later, extensions of such order, requiring HCPC to continue operations of the HCPC facility through July 14, 1995, with HELCO to pay an additional amount for the power HCPC supplies (which was increased to 20 MW, then as of June 1, 1995, to 22 MW under the TRO). On January 5, 1995, HELCO and HCPC entered into an agreement in principle, subject to the negotiation and execution of a definitive agreement, to amend the existing power purchase agreement through December 1999. Extensions of the

TRO incorporated the terms of the agreement in principle. The definitive agreement, which was executed in the form of a number of separate agreements on March 24, 1995, is not effective until it is approved by the bankruptcy court (or the bankruptcy proceeding is dismissed by the bankruptcy court), and is subject to cancellation by HELCO if not approved by the PUC within 180 days of its execution. On July 17, 1995, the bankruptcy court approved the agreements and the dismissal of HCPC from bankruptcy, subject to completion of collateral agreements between HCPC and the state. The effective date of the amended and restated power purchase agreement is pending completion of those agreements and issuance of the final order from the court.

HELCO is proceeding with plans to install two 20-MW combustion turbines in 1996, followed by an 18-MW heat steam recovery generator in 1997, at which time these units will be converted to a 56-MW (net) combined-cycle unit, subject in each case to obtaining necessary permits. The PUC approved the expenditure of funds for the first unit and a request for approval of the second unit is pending before the PUC. Expenditures for the first unit were approximately $25 million as of June 30, 1995. HELCO's total investment in this project was approximately $39 million as of June 30, 1995. HELCO has encountered procedural and other difficulties in obtaining the necessary air permit and Conservation District Use Permit which would allow the combined-cycle unit to be constructed. Although progress is being made in obtaining both permits, HELCO's unit installation schedule has been adversely impacted as a result of the permitting delays.

In June 1995, HELCO filed with the PUC its contingency plan detailing alternatives to meet the island of Hawaii's projected energy needs and HELCO is actively working to implement viable, timely and cost-effective alternatives. Until the margin between the forecasted load and capacity reaches an acceptable level, management believes that there is a risk of capacity shortages on the island that could result in rolling blackouts within the next year.

Two independent power producers (IPPs) have filed with the PUC separate complaints against HELCO, alleging that they are entitled to a power purchase contract to provide HELCO with additional capacity. On July 31, 1995, the PUC issued a decision and order in the docket involving one of the IPPs, Kawaihae Cogeneration Partners (KCP). In the order, the PUC stated its position on various issues impacting HELCO's avoided cost calculations (several of which were contrary to HELCO's recommendations) and ordered HELCO to negotiate with KCP toward a power purchase agreement and to report to the PUC within 60 days of the order if agreement is not reached by that time. HELCO plans to file a motion for reconsideration and/or clarification of the PUC's order. Meanwhile, HELCO plans to negotiate with both independent power producers within the time frame ordered by the PUC. Whether these negotiations will result in a purchased power contract and whether any such contract will have any impact on the $39 million incurred by HELCO in attempting to install the combined-cycle unit, cannot be determined at this time.

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

As a result of the April 9, 1991 outage, HECO received 3,063 customer claims, which totaled approximately $7.8 million, within the time limit to file claims. 1,530 of these claims are for property damage and most have been settled, with no admission of liability, or closed. None of the other 1,533 claims, which generally involve personal injury or economic loss, such as lost profits, has been settled. HECO's PUC-approved tariff states that HECO is not liable for interruptions or insufficiency of supply when the cause was beyond HECO's control through the exercise of reasonable diligence and care.

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

(4)  ACCOUNTING CHANGE
- ----------------------

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset.

Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base.

The provisions of SFAS No. 121 must be adopted by HECO and its subsidiaries no later than January 1, 1996. HECO and its subsidiaries have not determined when they will adopt the provisions of SFAS No. 121 nor the impact of the adoption of SFAS No. 121 on HECO's consolidated financial condition or results of operations.

(5)  SUMMARIZED FINANCIAL INFORMATION
- -------------------------------------

Summarized financial information for HECO's consolidated subsidiaries, HELCO and MECO, is as follows:


BALANCE SHEET DATA
                                                                    HELCO                                          MECO
                                                     -------------------------------------         ---------------------------------
                                                       June 30,            December 31,               June 30,         December 31,
(in thousands)                                          1995                   1994                     1995               1994
- ------------------------------------------------------------------------------------------------------------------------------------
Current assets..................................      $ 25,392                $ 25,151                $ 25,371            $ 29,204
Noncurrent assets...............................       349,113                 335,725                 286,399             272,019
                                                      --------                --------                --------            --------
                                                      $374,505                $360,876                $311,770            $301,223
                                                      ========                ========                ========            ========

Common stock equity.............................      $124,020                $120,908                $110,805            $108,313
Cumulative preferred stock
    Not subject to mandatory redemption.........        10,000                  10,000                   8,000               8,000
    Subject to mandatory redemption.............         7,800                   7,800                   6,545               6,545
Current liabilities.............................        62,482                  59,787                  39,679              34,197
Noncurrent liabilities..........................       170,203                 162,381                 146,741             144,168
                                                      --------                --------                --------            --------
                                                      $374,505                $360,876                $311,770            $301,223
                                                      ========                ========                ========            ========

INCOME STATEMENT DATA
                                           HELCO                                                     MECO
                             --------------------------------------------        ---------------------------------------------
                               Three months ended     Six months ended             Three months ended      Six months ended
                                    June 30,               June 30,                     June 30,               June 30,
                             ---------------------  ---------------------        ----------------------  ---------------------
(in thousands)                  1995      1994         1995      1994                1995      1994         1995      1994
- ------------------------------------------------------------------------------------------------------------------------------
     Operating
        revenues.............   $33,551   $30,667     $66,246     $59,618         $31,448     $29,298      $61,241     $56,659
     Operating
        income...............     3,933     2,921       7,356       5,324           4,147       4,049        7,890       7,677
     Net income for
        common stock.........     3,111     2,182       5,659       3,535           2,810       2,496        5,099       4,444

(6)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
- --------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     ---------------------------------

                                      Three months ended        Six months ended
                                           June 30,                 June 30,
                                  ------------------------   ----------------------
(in thousands)                         1995        1994      1995          1994
- -----------------------------------------------------------------------------------
Operating income from
  regulated and
  nonregulated
  activities before
  income taxes (per HEI
  consolidated
  statements of income)............  $ 38,299    $ 33,817    $ 73,712      $ 58,141

Deduct:
  Income taxes on regulated
     activities....................   (12,096)    (10,776)    (23,270)      (17,830)
  Revenues from
     nonregulated activities.......    (1,860)     (1,527)     (3,205)       (2,735)
Add:
  Expenses from
     nonregulated activities.......       162         121         474           191
                                     --------    --------    --------      --------
Operating income from
  regulated activities
  after income taxes
  (per HECO consolidated
  statements of income)............  $ 24,505    $ 21,635    $ 47,711      $ 37,767
                                     ========    ========    ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------------------------------------------------------------------------------
OF OPERATIONS
- -------------

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

                             RESULTS OF OPERATIONS

CONSOLIDATED
- ------------
                                Three months ended
                                       June 30,
(in thousands, except per       ----------------------    %     Primary reason(s) for
share amounts)                    1995       1994       change   significant change*
- -------------------------------------------------------------------------------------
Revenues....................... $319,897   $284,556       12   Increase for all
                                                               segments

Operating income...............   46,070     42,955        7   Increase for the
                                                               electric utility
                                                               segment

Net income.....................   18,880     17,632        7   Higher operating
                                                               income and lower
                                                               effective tax
                                                               rate, partly
                                                               offset by higher
                                                               interest expense
                                                               due to higher
                                                               average
                                                               borrowings

Earnings per common
  share........................     0.65       0.63        3   See explanation
                                                               for "net income,"
                                                               partly offset by
                                                               an increase in
                                                               shares outstanding

Weighted average number
  of common shares
  outstanding..................   29,063     28,013        4   Issuances under
                                                               the Dividend
                                                               Reinvestment and
                                                               Stock Purchase
                                                               Plan and other
                                                               plans

*  Also see segment discussions which follow.

                                 Six months ended
                                      June 30,
(in thousands, except per     ----------------------     %                          Primary reason(s) for
share amounts)                   1995         1994     change                       significant change*
- ----------------------------------------------------------------------------------------------------------------------------------
Revenues.....................   $626,171   $549,598       14         Increase for all segments

Operating income.............     90,379     76,359       18         Increase for the electric utility segment

Net income...................     36,727     29,420       25         Higher operating income and lower effective tax rate, partly offset by higher interest expense due to higher average
                                                                     borrowings

Earnings per common share....       1.27       1.05       21         See explanation for "net income," partly offset by an
                                                                     increase in shares outstanding
Weighted average number
of common shares
outstanding..................     28,919     27,892        4         Issuances under the Dividend Reinvestment and Stock Purchase
                                                                     Plan and other plans

*  Also see segment discussions which follow.

Following is a general discussion of revenues, expenses and operating income by business segment.

ELECTRIC UTILITY
- ----------------
                                 Three months ended
                                      June 30,
(in thousands, except per     ----------------------     %                          Primary reason(s) for
barrel amounts)                 1995         1994     change                        significant change
- ----------------------------------------------------------------------------------------------------------------------------------
Revenues.....................   $244,506   $219,411       11          Higher rate relief ($10 million), higher fuel oil prices
                                                                      ($10 million) which are passed on to customers and a 3.0%
                                                                      increase in KWH sales ($5 million)
Expenses
   Fuel oil..................     48,816     41,462       18          Higher fuel oil prices

   Purchased power...........     70,890     69,294        2          More KWHs purchased

   Other.....................     86,501     74,838       16          Higher other operation and maintenance expense including
                                                                      the increase in postretirement benefits other than pensions
                                                                      (PBOP) expense, depreciation expense and taxes, other than income taxes

Operating income.............     38,299     33,817       13          Higher rate relief and a 3.0% increase in KWH sales, partly offset by higher expenses

Net income...................     17,540     15,188       15          Higher operating income and higher AFUDC, partly offset by higher interest expense
Fuel oil price per barrel....      20.56      17.52       17

                               Six months ended
                                   June 30,
(in thousands, except per    ----------------------     %      Primary reason(s) for
barrel amounts)                   1995       1994     change   significant change
- ------------------------------------------------------------------------------------
Revenues....................... $477,027   $420,717       13   Higher rate
                                                               relief ($30
                                                               million), higher
                                                               fuel oil prices
                                                               ($20 million)
                                                               which are passed
                                                               on to customers
                                                               and a 2.1%
                                                               increase in KWH
                                                               sales ($10
                                                               million) due
                                                               primarily to an
                                                               increase in load
                                                               and warmer weather

Expenses
   Fuel oil....................   97,293     80,080       21   Higher fuel oil
                                                               prices and more
                                                               KWHs generated

   Purchased power.............  134,743    132,280        2   Higher purchased
                                                               energy prices

   Other.......................  171,279    150,216       14   Higher other
                                                               operation and
                                                               maintenance
                                                               expense including
                                                               the increase in
                                                               PBOP expense,
                                                               depreciation
                                                               expense and
                                                               taxes, other than
                                                               income taxes

Operating income...............   73,712     58,141       27   Higher rate
                                                               relief and a 2.1%
                                                               increase in KWH
                                                               sales, partly
                                                               offset by higher
                                                               expenses

Net income.....................   33,340     24,464       36   Higher operating
                                                               income and higher
                                                               AFUDC, partly
                                                               offset by higher
                                                               interest expense

Fuel oil price per barrel......    20.19      16.93       19

There have been a number of rate changes for HECO and its subsidiaries in 1994 and 1995. Among the most significant increases were HECO's interim rate increases and the rate increase for PBOP. HECO received interim rate relief on April 1, 1994 for test year 1994. HECO's first quarter 1994 results did not include interim rate relief. For test year 1995, HECO received interim rate relief on January 1, 1995. The PUC's decision allowing recovery of PBOP costs was also effective on January 1, 1995. Thus, consolidated revenues for the first half of 1995 included approximately $30 million more rate relief than the first half of 1994.

MAJOR CUSTOMERS

Approximately 10% of consolidated operating revenues of HECO and its subsidiaries represents the sale of electricity to various federal government agencies in 1994. One of HECO's large customers, the Naval Base at Barbers Point, Oahu, is expected to be closed within the next few years. However, HECO anticipates that the base closure will result in little, if any, loss in aggregate KWH sales, as the Navy will continue to occupy portions of Barbers Point and much of the surplus facilities and land currently not utilized by the Navy will probably be occupied by state agencies.

The Navy is currently conducting preliminary self-/co-generation feasibility studies for the Pearl Harbor Naval Base and the Marine Corps Base Hawaii. The studies were initiated to investigate cost reduction opportunities and provide the Navy with information for use in evaluating HECO proposals for a long-term exclusive service contract. HECO is working with the Navy to develop a long-term service arrangement that is beneficial to both parties.

On March 8, 1994, President Clinton signed an Executive Order which mandates that each federal agency develop and implement a program with the intent of reducing energy consumption by 30% by the year 2005 to the extent that these measures are cost-effective. The 30% reductions will be measured relative to the agency's 1985 energy use. HECO is working with various Department of Defense installations to implement demand-side management programs which will help them achieve their energy reduction objectives. Some Department of Defense installations may sign a Basic Ordering Agreement with HECO under which HECO would finance and install energy conservation projects for the Department of Defense. Neither HEI nor HECO management can predict with certainty the impact of President Clinton's Executive Order on the Company's or HECO and subsidiaries' future results of operations.

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

Pending rate requests
- ---------------------

 . In December 1993, HECO applied to the PUC for permission to increase electric rates, based on a 1995 test year. The requested increase, as subsequently revised, represented an increase of approximately $28.2 million in annual revenues over revenues from permanent rates in effect at the time of the revised filing, and was based on a 13.25% return on average common equity. The revised requested increase was needed to cover rising operating costs and costs of new capital projects to maintain and improve service reliability. In December 1994, HECO received an interim decision and order authorizing an increase of $13.2 million, or 1.9%, in annual revenues, based on a 12.6% return on average common equity. Approximately $10.6 million and $1.4 million of the interim increase took effect on January 1, 1995 and May 1, 1995, respectively.

 . In March 1995, HELCO applied to the PUC for permission to increase electric rates to provide $27 million in additional annual revenues (excluding the effect of the potential imposition on HELCO of real property taxes), which represents an 18.7% increase over current rates, based on a 1996 test year and a 13.5% return on average common equity.

 . In February 1995, MECO applied to the PUC for permission to increase electric rates to provide $23 million in annual revenues, which represents a 17.4% increase over current rates, based on a 1996 test year and a 13.5% return on average common equity.

Management cannot predict with certainty when decisions in pending or future rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

Self Insured Property Damage Reserve
- ------------------------------------

In March 1995, the PUC opened a generic docket to investigate whether the public utilities in the State of Hawaii should be allowed to establish self-insured property damage reserves to cover the cost of damage to their facilities and equipment caused by catastrophic natural disasters. HECO's overhead transmission and distribution system is susceptible to wind damage, and its underground system is susceptible to earthquake and flood damage. The overhead and underground transmission and distribution systems have a replacement value in excess of $1 billion and are uninsured because the amount of transmission and distribution system insurance available is limited and the premiums are extremely high. Hearings on this docket are scheduled for August 1996.

SAVINGS BANK
- ------------

                                 Three months ended
                                      June 30,
                                --------------------      %
(in thousands)                    1995        1994      change    Primary reason(s) for significant change
- --------------------------------------------------------------------------------------------------------------------------------
Revenues......................  $ 61,605    $ 52,311        18    Higher interest income as a result of higher average
                                                                  mortgage-backed securities balance and yield, partly offset by lower average loans receivable balance

Operating income..............     9,843      10,675        (8)   Lower net interest income due to lower interest rate spread

Net income....................     5,704       6,218        (8)   Lower operating income

Interest rate spread..........      2.88%       3.76%             5 basis points increase in the weighted average yield on
                                                                  interest-earning assets and 93 basis points increase in the weighted average rate on interest-bearing liabilities

                                  Six months ended
                                      June 30,
                                --------------------      %
(in thousands)                    1995        1994      change    Primary reason(s) for significant change
- --------------------------------------------------------------------------------------------------------------------------------
Revenues......................  $122,322    $102,395        19    Higher interest income as a result of higher average
                                                                  mortgage-backed securities balance and yield

Operating income..............    20,068      21,295        (6)   Lower net interest income due to lower interest rate spread and higher compensation and employee benefits expenses

Net income....................    11,653      12,426        (6)   Lower operating income

Interest rate spread..........      2.98%       3.79%             4 basis points increase in the weighted average yield on
                                                                  interest-earning assets and 85 basis points increase in the weighted average rate on interest-bearing liabilities

In 1994, the federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on consumer rates, increased 250 basis points to 5.5%. In the first six months of 1995, the federal funds rate increased 50 basis points to 6.0%. In July 1995, the federal funds rate dropped 25 basis points to 5.75%.

The demand for mortgage loans has decreased due to the slow real estate market in Hawaii.

Another trend has been the outflow of deposits partly due to competition from money market funds. In the first six months of 1995, there was a savings outflow of $4 million, offset by interest credited of $38 million. In 1994, for funding loans and purchasing mortgage-backed securities, ASB turned to higher cost advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. The use of higher cost sources of funds puts downward pressure on ASB's interest rate spread.

The decrease in interest rate spread can also be attributed to the changing interest rate environment. During 1994 and the first half of 1995, rising interest rates caused the cost of interest-bearing liabilities to increase. However, the average yield on interest-earning assets for 1994 decreased 48 basis points compared to 1993 due in part to 1993's refinancings and the lag in the repricing of adjustable loans and mortgage-backed securities. The average yield for the first half of 1995 increased only 4 basis points over the first half of 1994 as the repricing of interest-earning assets lagged the repricing of interest-bearing liabilities. In the future, ASB's cost of interest-bearing liabilities may further increase, which may result in a decreased interest rate spread and lower net interest income. If interest rates stabilize, however, ASB's spread is expected to improve as adjustable-rate mortgages reprice to market levels.

OTHER
- -----

                                 Three months ended
                                      June 30,
                                --------------------      %
(in thousands)                    1995        1994      change    Primary reason(s) for significant change
- --------------------------------------------------------------------------------------------------------------------------------
Revenues.....................   $13,786    $12,834         7      Freight transportation subsidiaries' higher general freight revenues (due to YB's 6% rate increase effective December 15,
                                                                  1994 and 2.66% rate increase effective January 1, 1995 to
                                                                  recover PBOP costs) and higher interstate revenues and contract tows

Operating loss...............    (2,072)    (1,537)      (35)     Real estate activity losses and the start-up costs of HEIPC

                                  Six months ended
                                      June 30,
                                --------------------      %
(in thousands)                    1995        1994      change    Primary reason(s) for significant change
- --------------------------------------------------------------------------------------------------------------------------------
Revenues.....................   $26,822    $26,486         1      Freight transportation subsidiaries' higher general freight revenues (due to YB's 6% rate increase effective December 15,
                                                                  1994 and 2.66% rate increase effective January 1, 1995 to
                                                                  recover PBOP costs) and higher interstate revenues and contract tows, partly offset by MPC's lower unit sales (22 units closed in 1995 vs. 41 units in 1994)

Operating loss...............    (3,401)    (3,077)      (11)     Real estate activity losses and the startup costs of HEIPC

The "Other" business segment includes results of operations from HTB and its subsidiary, YB, which are maritime freight transportation companies; HEIIC, which is a company primarily holding investments in leveraged leases; MPC and its subsidiaries, which are real estate investment and development companies; PECS, which is an energy service company with no operations to date; HEIPC, which is a company formed in March 1995 to pursue independent power projects in Asia and the Pacific and which may also pursue energy conservation projects in place of PECS; HEI and HEIDI, which are holding companies; and eliminations of intercompany transactions.

REAL ESTATE

In 1994 and the first six months of 1995, MPC's real estate development activities were adversely impacted by economic conditions. The real estate market experienced slowdowns due to the weakness in Hawaii's economy. It is not expected that there will be significant growth in Hawaii's economy or a rebound in Hawaii's real estate market in the near term, although mortgage interest rates recently declined. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects. For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

OTHER

In 1995, HEIPC and its joint venture partners submitted bids on two foreign independent power projects. To date, the bids have not been awarded. It is anticipated that future independent power projects will be financed largely with project debt.

DISCONTINUED OPERATIONS
- -----------------------

See note (7) in HEI's "Notes to consolidated financial statements" for information on the discontinued operations of HIG.

ACCOUNTING CHANGES
- ------------------

For discussions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," see note (6) in HEI's "Notes to consolidated financial statements" and note (4) in HECO's "Notes to consolidated financial statements." For a discussion of SFAS No. 122, "Accounting for Mortgage Servicing Rights," see note (6) in HEI's "Notes to consolidated financial statements."

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

The consolidated capital structure of HEI was as follows:


(in millions)                     June 30, 1995             December 31, 1994
- ------------------------------------------------------------------------------
Short-term borrowings..........  $  166        10%         $  137            8%
Long-term debt.................     753        44             718           44
Preferred stock of electric
 utility subsidiaries..........      92         5              93            6
Common stock equity............     704        41             682           42
                                 ------       ---          ------          ---
                                 $1,715       100%         $1,630          100%
                                 ======       ===          ======          ===

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank are not included in the table above.

As of August 1, 1995, Standard & Poor's (S&P), Moody's Investors Service's (Moody's) and Duff & Phelps Credit Rating Co.'s (Duff & Phelps) ratings of HEI's and HECO's securities were as follows:

                                       S&P      Moody's    Duff & Phelps
- -------------------------------------------------------------------------
HEI
- ---
Medium-term notes..................    BBB       Baa2       BBB+
Commercial paper...................    A-2        P-2      Duff 2
Outlook............................  Positive     n/a        n/a

HECO
- ----
First mortgage bonds...............  BBB+       A3        A
Unsecured notes....................  BBB+       Baa1      A-
Cumulative preferred stock.........  BBB        baa1      BBB+
Commercial paper...................  A-2        P-2       Duff 1-
Outlook............................  Positive   n/a       n/a

n/a  Not applicable.

The above ratings are not recommendations to buy, sell or hold any securities, and such ratings may be subject to revision or withdrawal at any time by the rating agencies.

In May 1995, S&P raised HECO's unsecured notes rating to "BBB+" from the previous rating of "BBB." S&P announced that it had redefined and codified its criteria for distinguishing senior and junior issues of a corporate borrower and changed the ratings of issues of about 50 entities. S&P said the rating changes in no way reflect any reassessment of the issuers' fundamental credit quality.

In June 1995, S&P revised its rating outlook on HEI's and HECO's ratings to "positive" from "stable." In a press release, S&P said "[t]he outlook change reflects several positive trends, including diminishing construction expenditures in nearby years, continuing regulatory support, improved reliability, higher sales volumes, and signs of a modest recovery in Hawaii's economy, as well as expectations for gradual financial improvement."

Neither HEI nor HECO management can predict with certainty future rating agency actions or their effects on the future cost of capital to HEI or HECO.

For the first six months of 1995, net cash provided by operating activities was $52 million. Net cash used in investing activities was $203 million, largely due to ASB's loan originations and consolidated HECO's capital expenditures. Net cash provided by financing activities was $143 million, due primarily to a net increase in securities sold under agreements to repurchase, long-term debt, deposit liabilities and short-term borrowings, partly offset by a net decrease in advances from Federal Home Loan Bank and by common stock dividends.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

ELECTRIC UTILITY
- ----------------

HECO's consolidated capital structure was as follows:

(in millions)                       June 30, 1995         December 31, 1994
- ---------------------------------------------------------------------------
Short-term borrowings from
 nonaffiliates and affiliate...... $  139    10%           $  118      9%
Long-term debt....................    527    37               489     37
Preferred stock...................     92     7                93      7
Common stock equity...............    650    46               634     47
                                   ------   ---            ------    ---
                                   $1,408   100%           $1,334    100%
                                   ======   ===            ======    ===

Operating activities provided $46 million in net cash during the first six months of 1995. Investing activities used cash of $89 million for capital expenditures net of contributions in aid of construction. Financing activities provided cash of $34 million primarily from net increases in long-term debt and short-term borrowings, offset by common and preferred dividends.

In January 1995, the Department of Budget and Finance of the State of Hawaii issued tax-exempt special purpose revenue bonds in the principal amount of $47 million, with a maturity of 30 years and a fixed coupon interest rate of 6.60%, and loaned the proceeds from the sale to HECO, HELCO and MECO. The bonds were issued at a discount, resulting in a yield of approximately 6.75%. As of June 30, 1995, an additional $170 million of revenue bonds had been authorized by the Hawaii Legislature for issuance prior to the end of 1997.

SAVINGS BANK
- ------------

                                                 June 30,     December 31,       %
(in millions)                                      1995           1994         change
- -------------------------------------------------------------------------------------
Assets.........................................   $3,230         $3,116            4
Loans receivable...............................    1,694          1,824           (7)
Mortgage-backed securities.....................    1,308          1,067           23
Deposit liabilities............................    2,163          2,129            2
Securities sold under agreements to repurchase.      279            123          127
Advances from Federal Home Loan Bank...........      529            616          (14)

At March 31, 1995, ASB was the fourth largest financial institution in the state based on total assets of $3.2 billion and the third largest financial institution based on deposits of $2.1 billion. The 23% increase in mortgage-backed securities in the first six months of 1995 was primarily due to the securitization of $223 million of loans receivable. Under OTS rules, these securitized loans (i.e., Federal National Mortgage Association mortgage-backed securities) require less capital than loans receivable. Thus, ASB has securitized loans to support its recent growth.

For the first six months of 1995, cash used in ASB's investing activities was $110 million, due largely to the origination of loans receivable and purchase of mortgage-backed securities, partly offset by principal repayments. Cash provided by financing activities was $94 million as a result of a net increase of $154 million in securities sold under agreements to repurchase and a $34 million increase in deposit liabilities, partly offset by a net decrease of $88 million in advances from the Federal Home Loan Bank of Seattle and by common stock dividends of $7 million.

As of June 30, 1995, ASB was in full compliance with the OTS minimum capital requirements (noted in parenthesis) with a tangible capital ratio of 5.0% (1.5%), a core capital ratio 5.2% (3.0%) and a risk-based capital ratio 11.9% (8.0%).

The OTS has adopted a rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement effective January 1, 1994. The OTS, however, provided a waiver of the IRR capital deduction until it can finalize an appeals process. Institutions with an "above normal" level of IRR exposure will be required to deduct an amount from total capital and may be required to hold additional capital. As of June 30, 1995, ASB would have been required to deduct $9.1 million from total capital, but not required to hold additional capital because ASB's risk-based capital ratio, adjusted for the IRR component, would have been 11.3%, still meeting capital requirements and "well-capitalized" levels.

Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not "well-capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 1995, ASB was "well-capitalized" (ratio requirements noted in parenthesis) with a leverage ratio 5.2% (5.0%), a Tier-1 risk-based ratio 11.4% (6.0%) and a total risk-based ratio 11.9% (10%).

PROPOSED LEGISLATION AFFECTING FINANCIAL INSTITUTIONS

The deposit accounts of ASB and other thrifts are insured by the Savings Association Insurance Fund (SAIF) administered by the Federal Deposit Insurance Corporation (FDIC). The deposit accounts of commercial banks are insured by the Bank Insurance Fund (BIF) administered by the FDIC. In order to capitalize these funds, thrifts and banks have been paying costs of insurance ranging from 23 cents on every $100 of deposits, for the healthiest of institutions, to 31 cents per $100 of deposits for the riskiest of these institutions. However, under existing law these assessment rates are to drop when the SAIF and BIF reach a required 1.25% reserve ratio. It is reported that the BIF has or soon will reach the required reserve level, but that the SAIF will not do so at present insurance rates for several years. Accordingly, in the absence of congressional or regulatory action, it is probable that the deposit insurance rate that most commercial banks will be paying will be reduced to between 4 cents-5 cents per $100 of deposits, whereas ASB and other thrifts will continue to pay at the rate of 23 cents or more per $100 of deposits. If such a disparity in rates is permitted to exist, ASB will be at a disadvantage in competing with commercial banks.

There have been a number of legislative proposals to address this situation, including making a one-time or phased-in assessment of thrifts to permit capitalization of SAIF up to required levels, followed by a merger of the two funds; eliminating or reducing the disparity in the insurance rates paid by banks or thrifts if the SAIF is recapitalized through the assessment; and merging bank and thrift charters. Certain of these proposals, if adopted, could have a material adverse effect on the Company. For example, if a one-time assessment of 85 cents for every $100 of deposits is imposed, it is estimated that ASB would be assessed approximately $18 million on a pre-tax basis ($11 million after tax), based on ASB's deposit liabilities as of June 30, 1995. If thrift and bank charters are merged, HEI and its other subsidiaries might become subject to the restrictions on the permissible activities of a bank holding company. This could result in a need to divest ASB, unless HEI's ownership of ASB is "grandfathered" (i.e., allowed) since industrial companies were encouraged by the federal government to purchase thrifts at one time. Discussions on these proposals are still in a preliminary stage. Management cannot predict which of these proposals, if any, might ultimately be adopted.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

There are no significant developments except as set forth in HEI's and HECO's "Notes to consolidated financial statements," management's discussion and analysis of financial condition and results of operations and Item 5, "Other information."

ITEM 5.  OTHER INFORMATION
- --------------------------

A.  Puna Geothermal Venture (PGV)

HELCO has a power purchase agreement with PGV for 25 MW of firm capacity. HELCO is currently negotiating with PGV for an additional 5 MW of firm capacity, projected to be available in 1996.

B.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS


 Six months                         Years Ended December 31,
   ended           ---------------------------------------------------
June 30, 1995      1994        1993       1992        1991        1990
- -------------      ----        ----       ----        ----        ----
     1.93          2.22        2.25       2.08        1.99        1.76
     ====          ====        ====       ====        ====        ====

  RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS


 Six months                         Years Ended December 31,
   ended           ---------------------------------------------------
June 30, 1995      1994        1993       1992        1991        1990
- -------------      ----        ----       ----        ----        ----
     1.56          1.69        1.65       1.50        1.46        1.39
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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES


 Six months                         Years Ended December 31,
   ended           ---------------------------------------------------
June 30, 1995      1994        1993       1992        1991        1990
- -------------      ----        ----       ----        ----        ----
     3.34          3.47        3.25       3.03        2.82        2.99
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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
(a) EXHIBITS
HEI                Hawaiian Electric Industries, Inc. and
Exhibit 12(a)      subsidiaries, Computation of ratio of earnings
                   to fixed charges, six months ended June 30, 1995
                   and 1994

HECO               Hawaiian Electric Company, Inc. and
Exhibit 12(b)      subsidiaries, Computation of ratio of earnings
                   to fixed charges, six months ended June 30, 1995
                   and 1994


HEI                Hawaiian Electric Industries, Inc. and
Exhibit 27(a)      subsidiaries, Financial Data Schedule,
                   June 30, 1995 and six months ended June 30, 1995

HECO               Hawaiian Electric Company, Inc. and
Exhibit 27(b)      subsidiaries, Financial Data Schedule,
                   June 30, 1995 and six months ended June 30, 1995

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.      HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                        (Registrant)



By  /s/ Robert F. Mougeot               By  /s/ Paul Oyer
   -----------------------------------      -----------------------------------
   Robert F. Mougeot                       Paul Oyer
   Financial Vice President and            Financial Vice President and
   Chief Financial Officer                  Treasurer
   (Principal Financial Officer of HEI)    (Principal Financial Officer of HECO)

Date:  August 2, 1995                   Date:  August 2, 1995