Form 10-Q/A
period 1994-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1995-08-22
CIK 354707, 46207

- --------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-Q/A

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

Date:  August 22, 1995                        Date:  August 22, 1995