Form 10-K/A
period 1994-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1995-08-22
CIK 354707, 46207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-K/A

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                       OR
           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 COMMISSION              REGISTRANT; STATE OF INCORPORATION;          I.R.S. EMPLOYER
 FILE NUMBER             ADDRESS; AND TELEPHONE NUMBER               IDENTIFICATION NO.
 -----------             ----------------------------------          ------------------

   1-8503                HAWAIIAN ELECTRIC INDUSTRIES, INC.               99-0208097
                         (A Hawaii Corporation)
                         900 Richards Street
                         Honolulu, Hawaii 96813
                         Telephone (808) 543-5662

   1-4955                HAWAIIAN ELECTRIC COMPANY, INC.                  99-0040500
                         (A Hawaii Corporation)
                         900 Richards Street
                         Honolulu, Hawaii 96813
                         Telephone (808) 543-7771

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
  REGISTRANT                     TITLE OF EACH CLASS        ON WHICH REGISTERED
  ----------                     -------------------       ---------------------
Hawaiian Electric       Common Stock, Without Par Value    New York Stock Exchange
 Industries, Inc.                                          Pacific Stock Exchange

Hawaiian Electric       First Mortgage Bonds,              New York Stock Exchange
 Company, Inc.            Series S, 7.58%

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


      REGISTRANT                                              TITLE OF EACH CLASS
      ----------                                              ----------------------
      Hawaiian Electric Industries, Inc. ...........          None
      Hawaiian Electric Company, Inc. ..............          Cumulative Preferred Stock


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----     -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K    [_]

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

    The following financial statements contained in HEI's 1994 Annual Report to Stockholders and HECO's 1994 Annual Report to Stockholder, portions of which are filed by HEI as Exhibit 13(a) and, portions of which are filed by HECO as
Exhibit 13(b), respectively, are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                                           1994 Annual Report to
                                                               Stockholder(s)
                                                                  (Page/s)
                                                             -------------------
                                                             HEI            HECO
                                                             ---            ----
Independent Auditors' Reports                                 39             31

Consolidated Statements of Income, Years Ended
 December 31, 1994, 1993 and 1992                             40             11

Consolidated Statements of Retained Earnings, Years Ended
 December 31, 1994, 1993 and 1992                             40             11

Consolidated Balance Sheets, December 31, 1994 and 1993       41             12

Consolidated Statements of Capitalization,
 December 31, 1994 and 1993                                   na           13-14

Consolidated Statements of Cash Flows, Years Ended
 December 31, 1994, 1993 and 1992                             42             15

Notes to Consolidated Financial Statements                  43-67          16-30

(a)(2)            Financial Statement Schedules

    The following financial statement schedules for HEI and HECO are included in this Report on the pages indicated below:
                                                                  Page/s in
                                                                  Form 10-K
                                                               -----------------
                                                               HEI          HECO
                                                               ----         ----
   Independent auditors' report                                 58           59

   Schedule I   Condensed financial information of registrant,
                Hawaiian Electric Industries, Inc.
                (Parent Company) as of December 31, 1994
                and 1993 and years ended December 31, 1994,
                1993 and 1992                                  60-62         na

   Schedule II  Valuation and qualifying accounts, years
                ended December 31, 1994, 1993 and 1992          63           63

    Certain Schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes included in HEI's 1994 Annual Report to Stockholders and HECO's 1994 Annual Report to Stockholder, which financial statements are incorporated herein by reference.

(a)(3)  Exhibits

    Exhibits for HEI and HECO and their subsidiaries are listed in the "Index to Exhibits" found on pages 64 through 71 of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings "HEI" and "HECO," respectively, except that the exhibits listed under "HECO" are also considered exhibits for HEI.

(b)  Reports on Form 8-K

HEI and HECO:

    During the fourth quarter of 1994, HEI and HECO filed a Current Report, Form 8-K dated November 29, 1994, with the SEC. HEI and HECO filed information under
Item 5 regarding the PUC decision and order on a generic docket to determine whether SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," should be adopted for rate-making purposes.

[KPMG Peat Marwick letterhead]



                         Independent Auditors' Report



The Board of Directors
  and Stockholders
Hawaiian Electric Industries, Inc.:

Under date of January 25, 1995, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 14 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. Additionally, as discussed in note 17 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 25, 1995

[KPMG Peat Marwick letterhead]



                        Independent  Auditors'  Report



The Board of Directors
  and Stockholder
Hawaiian Electric Company, Inc.:

Under date of January 25, 1995, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholder. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 7 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. Additionally, as discussed in note 10 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 25, 1995

                      Hawaiian Electric Industries, Inc.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                           CONDENSED BALANCE SHEETS


                                                                            December 31,
                                                                          ---------------
(in thousands)                                                             1994      1993
- -----------------------------------------------------------------------------------------
ASSETS
Cash and equivalents                                                    $    223  $ 32,383
Advances to and notes receivable from subsidiaries                        27,696    28,455
Accounts receivable                                                        2,565     6,679
Other investments                                                            809       809
Property, plant and equipment, net                                         2,460     2,874
Other assets                                                               5,857     3,289
Investment in wholly owned subsidiaries, at equity                       888,651   805,226
                                                                        --------  --------
                                                                        $928,261  $879,715
                                                                        ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                        $  9,246  $  8,861
Advances from subsidiaries                                                 2,293        --
Commercial paper                                                          12,750        --
Long-term debt, net                                                      209,500   200,500
Deferred income taxes                                                      4,301     3,927
Unamortized tax credits                                                       29        36
Other                                                                      8,053    23,363
                                                                        --------  --------
                                                                         246,172   236,687
                                                                        --------  --------
Stockholders' equity
Common stock                                                             546,254   514,710
Retained earnings                                                        135,835   128,318
                                                                        --------  --------
                                                                         682,089   643,028
                                                                        --------  --------
                                                                        $928,261  $879,715
                                                                        ========  ========
Note to Balance Sheets

Long-term debt, net, consisted of the following:
Promissory notes, 6.3% - 7.6%, due in various years through 2003        $113,000  $113,000
Promissory notes, 8.2% - 9.9%, due in various years through 2011          61,500    87,500
Promissory note, variable rate (6.45% at December 31, 1994) due 1999      35,000        --
                                                                        --------  --------
                                                                        $209,500  $200,500
                                                                        ========  ========

As of December 31, 1994, HEI guaranteed debt of its subsidiaries and affiliates amounting to $11 million.

The aggregate payments of principal required on long-term debt subsequent to December 31, 1994 are $1 million in 1995, $37 million in 1996, $51 million in 1997, $21 million in 1998, $41 million in 1999 and $59 million thereafter.

                       Hawaiian Electric Industries, Inc.
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME


                                               Years ended December 31,
                                        ----------------------------------
(in thousands)                               1994       1993        1992
- --------------------------------------------------------------------------
REVENUES                                   $ 3,318    $  3,353    $  1,884

Equity in income from continuing
  operations of subsidiaries                84,819      74,764      68,156
                                           -------    --------    --------
                                            88,137      78,117      70,040
                                           -------    --------    --------

EXPENSES:

Operating, administrative and general        7,786       6,897       1,637

Taxes, other than income taxes                 292         226         193

Depreciation and amortization of
 property, plant and equipment                 587         569         660
                                           -------    --------    --------

                                             8,665       7,692       2,490
                                           -------    --------    --------


                                            79,472      70,425      67,550

Interest expense                            15,195      18,355      12,641
                                           -------    --------    --------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX BENEFIT                  64,277      52,070      54,909


Income tax benefit                          (8,753)     (9,614)     (6,806)
                                           -------    --------    --------


Income from continuing operations           73,030      61,684      61,715
Loss from discontinued operations               --     (13,025)    (73,297)
                                           -------    --------    --------


NET INCOME (LOSS)                          $73,030    $ 48,659    $(11,582)
                                           =======    ========    ========

                      Hawaiian Electric Industries, Inc.

              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                Years ended December 31,
                                        -------------------------------------
(in thousands)                                1994         1993        1992
- -----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations          $  73,030    $  61,684    $ 61,715
Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities            (84,819)     (74,764)    (68,156)
    Equity in income from continuing
     operations of subsidiaries
    Common stock dividends received from
     subsidiaries                             43,909       53,305      33,884
    Depreciation and amortization of
     property, plant and equipment               587          569         660
    Other amortization                           209          294         282
    Deferred income taxes and tax credits,
     net                                         367          232         825
    Changes in assets and liabilities
        Decrease (increase) in accounts
         receivable                            4,114       (6,211)        984
        Increase (decrease) in accounts
         payable                                 385      (16,506)     22,497
        Changes in other assets and
         liabilities                         (15,485)      34,733     (15,447)
                                           ---------     --------    --------
                                              22,297       53,336      37,244
Cash flows from discontinued operations           36        2,525          --
                                           ---------    ---------    --------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                   22,333       55,861      37,244
                                           ---------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in advances to
 and notes receivable from subsidiaries      (16,141)       8,756       1,024
Capital expenditures                            (177)        (193)       (535)
Additional investments in subsidiaries       (25,510)     (65,000)    (56,967)
Other                                             --           50          --
                                           ---------    ---------    --------
                                             (41,828)     (56,387)    (56,478)
Net investment in discontinued
 operations                                       --           --     (24,751)
                                           ---------    ---------    --------
NET CASH USED IN INVESTING ACTIVITIES        (41,828)     (56,387)    (81,229)
                                           ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase(decrease) in advances from
 subsidiaries with original maturities
 of three months or less                       2,293         (185)    (15,463)
Proceeds from other short-term
 borrowings                                       --           --      36,000
Repayment of other short-term borrowings          --      (36,000)         --
Net increase in commercial paper              12,750           --          --
Proceeds from issuance of long-term debt      35,000       37,000      50,000
Repayment of long-term debt                  (26,000)     (22,500)         --
Net proceeds from issuance of common
 stock                                        13,602       88,658      18,248
Common stock dividends                       (47,676)     (42,012)    (39,214)
Other                                         (2,634)       1,949         413
                                           ---------    ---------    --------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                        (12,665)      26,910      49,984
                                           ---------    ---------    --------
Net increase (decrease) in cash and
 equivalents                                 (32,160)      26,384       5,999
Cash and equivalents, beginning of year       32,383        5,999          --
                                           ---------    ---------    --------
CASH AND EQUIVALENTS, END OF YEAR          $     223    $  32,383    $  5,999
                                           =========    =========    ========

Supplemental disclosures of noncash activities:

  In 1994, $16.9 million of HEI advances to HEIDI were converted to equity in a noncash transaction.

  In 1992, HEI converted $9.5 million of long-term debt of HERS to equity. HEI assumed the $9.5 million of HERS' long-term debt in a noncash transaction.

  Common stock dividends reinvested by stockholders in HEI common stock in noncash transactions amounted to $18 million in 1994, $17 million in 1993 and $15 million in 1992.

                       Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
               SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1994, 1993 and 1992

- -------------------------------------------------------------------------------------------------------------------------
                                        Col. A             Col. B             Col. C             Col. D           Col. E
- -------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                         ----------------------------
                                                         Charged to
                                      Balance at         costs and                                              Balance at
                                     beginning of          other           Charged to                             end of
(in thousands)                          period           expenses           accounts           Deductions         period
- -------------------------------------------------------------------------------------------------------------------------
       1994
       ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company,
  Inc. and subsidiaries             $   1,357          $   2,177           $   674             $   3,072        $   1,136
 Other companies                          220                130                 2                    72              280
                                    ---------          ---------           -------             ---------        ---------
                                    $   1,577          $   2,307           $   676(a)          $   3,144(b)     $   1,416
                                    =========          =========           =======             =========        =========
Allowance for uncollectible
 interest (ASB)                     $     341          $     760           $    --             $    --          $   1,101
                                    =========          =========           =======             =========        =========
Allowance for losses for
 loans receivable (ASB)             $   5,314          $   3,983           $    67(a)          $     571(b)     $   8,793
                                    =========          =========           =======             ==========       =========

       1993
       ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company,
  Inc. and subsidiaries             $   1,120          $   1,521           $   815             $   2,099        $   1,357
 Other companies                          172                155                 1                   108              220
                                    ---------          ---------           -------             ---------        ---------
                                    $   1,292          $   1,676           $   816(a)          $   2,207(b)     $   1,577
                                    =========          =========           =======             =========        =========
Allowance for uncollectible
 interest (ASB)                     $     482          $    --             $    --             $     141        $     341
                                    =========          =========           =======             =========        =========
Allowance for losses for
 loans receivable (ASB)             $   5,157          $     779           $    36(a)          $     658(b)     $   5,314
                                    =========          =========           =======             =========        =========
       1992
       ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company,
  Inc. and subsidiaries             $   1,032          $   1,246           $   820             $   1,978        $   1,120
 Other companies                          214                104                 2                   148              172
                                    ---------          ---------           -------             ---------        ---------
                                    $   1,246          $   1,350           $   822(a)          $   2,126(b)     $   1,292
                                    =========          =========           =======             =========        =========
Allowance for uncollectible
 interest (ASB)                     $      45          $     437           $    --             $    --          $     482
                                    =========          =========           =======             =========        =========
Allowance for losses for
 loans receivable (ASB)             $   3,818          $   1,494           $    47(a)          $     202(b)     $   5,157
                                    =========          =========           =======             =========        =========

(a)  Primarily bad debts recovered.
(b)  Bad debts charged off.

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

Exhibit no.                           Description
- -----------                           -----------

HEI:
- ---

3(i).1(a)  HEI's Restated Articles of Incorporation (Exhibit 4(b) to
           Registration No. 33-7895).

3(i).2(a)  Articles of Amendment of HEI filed June 30, 1990 (Exhibit 4(b) to
           Registration No. 33-40813).

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

*4.7 Pricing Supplement No. 10 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820).

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

10.2 Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle) (Exhibit (28)- 2 to HEI's Current Report on Form 8-K dated May 26, 1988, File No. 1-
           8503).

10.2(a) OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988 (Exhibit 10.3(a) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

10.3 Executive Incentive Compensation Plan (Exhibit 10(a) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-8503).

10.4 HEI Executives' Deferred Compensation Plan (Exhibit 10.5 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

10.5 Retirement Benefit Agreement--Andrew T. F. Ing and HEI (Exhibit 10(b) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1987, File No. 1-8503).

10.6 1987 Stock Option and Incentive Plan of HEI as amended and restated effective April 21, 1992 (Exhibit A to Proxy Statement of HEI, dated March 6, 1992, for the Annual Meeting of Stockholders, File No. 1-
           8503).

10.7 HEI Long-Term Incentive Plan (Exhibit 10.11 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-
           8503).

10.8 HEI Supplemental Executive Retirement Plan effective January 1, 1990 (Exhibit 10.9 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

10.9 HEI Excess Benefit Plan (Exhibit 10.13 (Exhibit A) to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.10 Change-in-Control Agreement (Exhibit 10.14 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-
           8503).

10.11 Non-employee Director Retirement Plan, effective as of October 1, 1989 (Exhibit 10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.12 HEI 1990 Non-employee Director Stock Plan (Exhibit 10(a) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-8503).

10.13 HEI Non-employee Directors' Deferred Compensation Plan (Exhibit 10.14 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

Exhibit no.                           Description
- -----------                           -----------

 10.14 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-
           8503).

 10.15 Contract of Sale between HECO and Malama Waterfront Corp., dated December 20, 1989, for the sale and purchase of the Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the buildings, structures and other improvements (Exhibit 10.18 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

 10.15(a) First Amendment to Contract of Sale by and between HECO and Malama Waterfront Corp., dated September 25, 1990, amending the Contract of Sale between HECO and Malama Waterfront Corp., dated December 20, 1989, for the sale and purchase of the Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the buildings, structures and other improvements (Exhibit 10(d) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-8503).

 10.16 Settlement Agreement and General Release made and entered into on February 10, 1994, by and between the Insurance Commissioner as Rehabilitator/Liquidator, the HIG Group, HIGA, HEI, HEIDI and others. (Exhibit 10.20 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8503).

*11 Computation of Earnings Per Share of Common Stock. Filed herein as page 72.

*12(a) Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 73 and 74.

*13(a) Pages 25 to 68 of HEI's 1994 Annual Report to Stockholders (with the exception of the data incorporated by reference in Part I, Part II,
           Part III and Part IV, no other data appearing in the 1994 Annual Report to Stockholders is to be deemed filed as part of this Form 10-K Annual Report).

*21(a)     Subsidiaries of HEI.  Filed herein as page 76.

*23        Consent of Independent Auditors.  Filed herein as page 78.

*27(a) HEI and subsidiaries financial data schedule, December 31, 1994 and year ended December 31, 1994.

*99.1(a) Annual Report on Form 11-K for the HEI 401-K Retirement Savings Plan for the year ended December 31, 1994.

 99.2(a) Amendment 1994-1 to the Hawaiian Electric Industries, Inc. Retirement Savings Plan for incorporation by reference into Registration Statement on Form S-8 (Registration No. 33-52911) (Exhibit 99 to HEI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 1-8503).

*99.3(a) Amendment 1994-2 to the Hawaiian Electric Industries, Inc. Retirement Savings Plan for incorporation by reference into Registration Statement on Form S-8 (Registration No. 33-52911).

Exhibit no.                           Description
- -----------                           -----------

HECO:
- -----
3(i).1(b)  HECO's Certificate of Amendment of Articles of Incorporation (filed
           June 30, 1987) (Exhibit 3.1 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

3(i).2(b)  Statement of Issuance of Shares of Preferred or Special Classes in
           Series for HECO Series R Preferred Stock filed December 15, 1989 (Exhibit 3.1(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

3(i).3 Articles of Amendment to HECO's Amended Articles of Incorporation filed December 21, 1989 (Exhibit 3.1(b) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

3(ii) HECO's By-Laws (Exhibit 3.2 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

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

4.5 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee, establishing the $20,000,000 Notes, 5.15% Series Due 1996 (Exhibit 4.5 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

4.6 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee, establishing the $30,000,000 Notes, 5.83% Series Due 1998 (Exhibit 4.6 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

4.7 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 among MECO, HECO, as guarantor, and The Bank of New York, as Trustee, establishing the $10,000,000 Notes, 5.15% Series Due 1996 (Exhibit
           4.7 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

Exhibit no.                           Description
- -----------                           -----------

 4.8 Officers' Certificate dated as of December 22, 1993, pursuant to Sections 102 and 301 of the Indenture dated as of December 1, 1993 among HELCO, HECO, as guarantor, and The Bank of New York, as Trustee, establishing the $10,000,000 Notes, 4.85% Series Due 1995 (Exhibit 4.8 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

10.1 Power Purchase Agreement between Kalaeloa Partners, L.P., and HECO dated October 14, 1988 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-4955).

10.1(a) Amendment No. 1 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated June 15, 1989 (Exhibit 10(c) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(b) Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and HECO, as Lessee, dated February 27, 1989 (Exhibit 10(d) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(c) Restated and Amended Amendment No. 2 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated February 9, 1990 (Exhibit 10.2(c) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.1(d) Agreement to Extend the "Cancellation Window" in the Kalaeloa Power Purchase Agreement dated June 21, 1990 (Exhibit 10(e) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-4955).

10.1(e) Amendment No. 3 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated December 10, 1991 (Exhibit 10.2(e) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4955).

10.2 Purchase Power Agreement between AES Barbers Point, Inc. and HECO, entered into on March 25, 1988 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, File No. 1-4955).

10.2(a) Agreement between HECO and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988 (Exhibit 10.4 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

10.2(b) Amendment No. 1 to the Purchase Power Agreement between AES Barbers Point, Inc. and HECO (Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, File No. 1-4955).

10.2(c) HECO's Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990 (Exhibit 10.3(c) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.3 Power Purchase Agreement between HELCO and Hilo Coast Processing Company dated May 31, 1988 (included in Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, File No. 1-4955).

Exhibit no.                           Description
- -----------                           -----------

*10.3(a) Letter agreement between HELCO and Hilo Coast Processing Company dated January 5, 1995.

10.4 Agreement between MECO and Hawaiian Commercial & Sugar Company pursuant to letters dated November 29, 1988 and November 1, 1988 (Exhibit 10.8 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

10.4(a) Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989 (Exhibit 10(e) to HECO's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1990, File No. 1-4955).

10.4(b) First Amendment to Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 1, 1990, amending the Amended and Restated Power Purchase Agreement dated November 30, 1989 (Exhibit 10(f) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.5 Purchase Power Contract between HELCO and Thermal Power Company, dated March 24, 1986 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.5(a) Firm Capacity Amendment between HELCO and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company), dated July 28, 1989, amending Purchase Power Contract between HELCO and Thermal Power Company, dated March 24, 1986 (Exhibit 10(b) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.6 Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (Exhibit 10.9 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-
           4955).

10.6(a) Firm Capacity Amendment, dated April 8, 1991, to Purchase Power Contract, dated March 10, 1986, by and between HECO and the City & County of Honolulu (Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 1-4955).

10.7 Purchase Power Contract between MECO and Zond Pacific, Inc., dated May 24, 1991 (Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991, File No. 1-4955).

10.8 Low Sulfur Fuel Oil Supply Contract by and between CUSA and HECO dated May 29, 1990 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-4955).

10.8(a) Second Amendment, dated September 9, 1993, to Low Sulfur Fuel Oil Supply Contract, dated May 29, 1990, by and between CUSA and HECO (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-4955).

10.8(b) Inter-Island Industrial Fuel Oil and Diesel Fuel Contract by and between CUSA and HECO, MECO, HELCO, HTB and YB dated as of September 23, 1991 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, File No. 1-4955).

Exhibit no.                           Description
- -----------                           -----------

10.8(c) Third Amendment, dated October 1, 1993, to Inter-Island Industrial Fuel Oil and Diesel Fuel Contract dated September 23, 1991, by and between CUSA and HECO, MECO, HELCO, HTB and YB (Exhibit 10(b) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-4955).

10.8(d) Facilities and Operating Contract by and between CUSA and HECO dated as of May 29, 1990 (Exhibit 10.10(b) to HECO's Annual Report Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4955).

10.8(e) Second Amendment, dated September 21, 1993, to the Facilities and Operating Contract dated May 29, 1990, by and between CUSA and HECO (Exhibit 10(c) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-4955).

10.9 Low Sulfur Fuel Oil Supply Contract between HIRI (succeeded by BHP) and HECO dated April 25, 1990 (Exhibit 10(b) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-
           4955).

10.9(a) First Amendment, dated October 1, 1993, to Low Sulfur Fuel Oil Supply Contract, dated April 25, 1990, between BHP and HECO (Exhibit 10(d) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-4955).

10.9(b) Inter-Island Industrial Fuel Oil and Diesel Fuel Contract by and between HIRI (succeeded by BHP) and HECO, MECO and HELCO dated September 23, 1991 (Exhibit 10(b) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, File No. 1-4955).

10.9(c) Second Amendment, dated October 7, 1993, to Inter-Island Industrial Fuel Oil and Diesel Fuel Contract, dated September 23, 1991 by and between BHP and HECO, MECO and HELCO (Exhibit 10(e) to HECO's Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1993, File No. 1-4955).

10.10 Low Sulfur Fuel Oil Sale/Purchase Contract between HECO and C. Itoh & Co. (America), Inc. dated June 7, 1990 (Exhibit 10(c) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990, File No. 1-4955).

10.11 Contract of private carriage by and between HITI and HELCO dated November 10, 1993 (Exhibit 10.13 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

10.12 Contract of private carriage by and between HITI and MECO dated November 12, 1993 (Exhibit 10.14 to HECO's Annual Report on Form 10-K for the fiscal year ended December 1, 1993, File No. 1-4955).

10.13      HECO Non-employee Directors' Deferred Compensation Plan (Exhibit
           10.16 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4955).

10.14 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-
           8503).

Exhibit no.                           Description
- -----------                           -----------

 10.15 Contract of Sale between HECO and Malama Waterfront Corp., dated December 20, 1989, for the sale and purchase of the Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the buildings, structures and other improvements (Exhibit 10.18 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

 10.15(a) First Amendment to Contract of Sale by and between HECO and Malama Waterfront Corp., dated September 25, 1990, amending the Contract of Sale between HECO and Malama Waterfront Corp., dated December 20, 1989, for the sale and purchase of the Honolulu Power Plant Parcels, Iwilei Tank Farm Parcel and the buildings, structures and other improvements (Exhibit 10(d) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-8503).

*11 Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's 1994 Annual Report to Stockholder attached as Exhibit 13(b) hereto.

*12(b) Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 75.

*13(b) Pages 2 to 31 and 33 of HECO's 1994 Annual Report to Stockholder (with the exception of the data incorporated by reference in Part I, Part II, Part III and Part IV, no other data appearing in the 1994 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report).

*21(b)     Subsidiaries of HECO. Filed herein as page 77.

*27(b) HECO and subsidiaries financial data schedule, December 31, 1994 and year ended December 31, 1994.

*99(b) Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income. Filed herein as page 79.

                                                                  HEI Exhibit 11

                      Hawaiian Electric Industries, Inc.
               COMPUTATION OF EARNINGS PER SHARE OF COMMON STOCK
           Years ended December 31, 1994, 1993, 1992, 1991 and 1990



(in thousands,
except per share amounts) 1994      1993       1992        1991     1990
                        -------   -------    --------     -------  -------
Net income (loss)

Continuing operations   $73,030   $61,684    $ 61,715     $55,620  $42,895
Discontinued operations    --     (13,025)    (73,297)       (794)     707
                        -------   -------    --------     -------  -------
                        $73,030   $48,659    $(11,582)    $54,826  $43,602
                        =======   =======    ========     =======  =======

Weighted average number
of common shares
outstanding              28,137    25,938      24,275      22,882   21,559
                        =======   =======    ========     =======  =======

Earnings (loss) per
common share

Continuing operations     $2.60     $2.38       $2.54       $2.43    $1.99
Discontinued operations    --       (0.50)      (3.02)      (0.03)    0.03
                        -------   -------    --------     -------  -------

                          $2.60     $1.88      $(0.48)      $2.40    $2.02
                        =======   =======    ========     =======  =======

Note: The dilutive effect of stock options is not material.

                                                 HEI Exhibit 12(a) (page 1 of 2)

                      Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
           Years ended December 31, 1994, 1993, 1992, 1991 and 1990



                                             1994                       1993                        1992
                                    ---------------------      ----------------------       ---------------------
(dollars in thousands)              (1)           (2)           (1)           (2)           (1)           (2)
- -----------------------------------------------------------------------------------------------------------------

FIXED CHARGES
Total interest charges
  The Company (3)                   $82,306      $158,815       $68,254      $145,905       $67,559      $161,756
  Proportionate share of fifty-
    percent-owned persons               539           539           564           564         1,051         1,051
Interest component of rentals         3,819         3,819         3,944         3,944         3,254         3,254
Pre-tax preferred stock dividend
  requirements of subsidiaries       11,899        11,899        11,018        11,018         9,606         9,606
                                    -------      --------      --------      --------      --------      --------

TOTAL FIXED CHARGES               $  98,563      $175,072      $ 83,780      $161,431       $81,470      $175,667
                                    =======      ========      ========      ========      ========      ========

EARNINGS
Pre-tax income from continuing
  operations                       $126,049      $126,049      $108,770      $108,770     $  91,244     $  91,244
Undistributed earnings from less
  than fifty-percent-owned person     --            --             --           --             (244)         (244)
Fixed charges, as shown              98,563       175,072        83,780       161,431        81,470       175,667
Interest capitalized
  The Company                        (4,924)       (4,924)       (3,881)       (3,881)       (2,104)       (2,104)
  Proportionate share of fifty-
  percent-owned persons                (539)         (539)         (408)         (408)         (803)         (803)
                                    -------      --------      --------      --------      --------      --------
EARNINGS AVAILABE FOR FIXED
  CHARGES                          $219,149      $295,658      $188,261      $265,912      $169,563      $263,760
                                    =======      ========      ========      ========      ========      ========

RATIO OF EARNINGS TO FIXED
CHARGES                                2.22          1.69          2.25          1.65          2.08          1.50
                                    =======      ========      ========      ========      ========      ========


(1)  Excluding interest on ASB deposits.

(2)  Including interest on ASB deposits.

(3) Total interest charges exclude interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income.

                                                 HEI Exhibit 12(a) (page 2 of 2)

                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
      Years ended December 31, 1994, 1993, 1992, 1991 and 1990--Continued



                                                   1991                    1990
                                        -----------------------------------------------
(dollars in thousands)                           (1)         (2)         (1)         (2)
- ---------------------------------------------------------------------------------------
FIXED CHARGES
Total interest charges
  The Company (3)                          $ 69,957    $168,691    $ 76,897    $162,753
  Proportionate share of
   fifty-percent-owned persons                1,875       1,875         406         406
Interest component of rentals                 2,231       2,231       2,197       2,197
Pre-tax preferred stock dividend
 requirements of subsidiaries                10,449      10,449      11,450      11,450
                                           --------    --------    --------    --------
TOTAL FIXED CHARGES                        $ 84,512    $183,246    $ 90,950    $176,806
                                           ========    ========    ========    ========

EARNINGS
Pre-tax income from continuing
 operations                                $ 87,953    $ 87,953    $ 74,088    $ 74,088
Undistributed earnings from less than
 fifty-percent-owned person                    (278)       (278)          7           7
Fixed charges, as shown                      84,512     183,246      90,950     176,806
Interest capitalized
  The Company                                (1,945)     (1,945)     (4,360)     (4,360)
  Proportionate share of
   fifty-percent-owned persons               (1,875)     (1,875)       (406)       (406)
                                           --------    --------    --------    --------

EARNINGS AVAILABLE FOR FIXED CHARGES       $168,367    $267,101    $160,279    $246,135
                                           ========    ========    ========    ========

RATIO OF EARNINGS TO FIXED CHARGES             1.99        1.46        1.76        1.39
                                           ========    ========    ========    ========


(1) Excluding interest on ASB deposits.

(2) Including interest on ASB deposits.

(3) Total interest charges exclude interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income.

                                                              HECO Exhibit 12(b)

                        Hawaiian Electric Company, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1994, 1993 1992, 1991 and 1990


(dollars in thousands)                       1994        1993        1992        1991        1990
- ---------------------------------------------------------------------------------------------------
FIXED CHARGES
Total interest charges                     $ 37,340    $ 35,287    $ 33,011    $ 33,248    $ 30,874
Interest component of rentals                   808         970       1,070       1,130       1,341
Pretax preferred stock dividend
 requirements of subsidiaries                 4,651       3,425       3,117       3,409       3,490
                                           --------    --------    --------    --------    --------

TOTAL FIXED CHARGES                        $ 42,799    $ 39,682    $ 37,198    $ 37,787    $ 35,705
                                           ========    ========    ========    ========    ========

EARNINGS
Income before preferred stock dividends
 of HECO                                   $ 65,961    $ 56,126    $ 53,678    $ 46,210    $ 48,484
Fixed charges, as shown                      42,799      39,682      37,198      37,787      35,705
Income taxes (see note below)                43,588      36,897      23,843      23,816      23,927
Interest capitalized on AFUDC for
 borrowed funds                              (4,043)     (3,869)     (2,095)     (1,307)     (1,375)
                                           --------    --------    --------    --------    --------

EARNINGS AVAILABLE FOR FIXED CHARGES       $148,305    $128,836    $112,624    $106,506    $106,741
                                           ========    ========    ========    ========    ========

RATIO OF EARNINGS TO FIXED  CHARGES            3.47        3.25        3.03        2.82        2.99
                                           ========    ========    ========    ========    ========

NOTE:
Income taxes is comprised of the
 following
  Income tax expense relating to
   operating income for regulatory
   purposes                                $ 43,820    $ 37,007    $ 26,254    $ 24,137    $ 24,145
  Income tax benefit relating to
   nonoperating loss                           (232)       (110)     (2,411)       (321)       (218)
                                           --------    --------    --------    --------    --------

                                           $ 43,588    $ 36,897    $ 23,843    $ 23,816    $ 23,927
                                           ========    ========    ========    ========    ========

                                                               HEI Exhibit 21(a)

                       Hawaiian Electric Industries, Inc.
                         SUBSIDIARIES OF THE REGISTRANT



   The following is a list of all subsidiary corporations of the registrant as of March 21, 1995:


            Name                                                                      Place of incorporation
- ----------------------------------------------------------------------------------------------------------------

Hawaiian Electric Company, Inc., including subsidiaries Maui Electric
 Company, Limited and Hawaii Electric Light Company, Inc.                                 State of Hawaii

HEI Investment Corp.                                                                      State of Hawaii

Lalamilo Ventures, Inc.                                                                   State of Hawaii

Malama Pacific Corp., including subsidiaries Malama Project-I, Inc.,
 Malama Waterfront Corp., Malama Property Investment Corp.,
 Malama Development Corp., Malama Realty Corp., Malama Elua Corp.,
 TMG Service Corp., Malama  Hoaloha Corp., Malama Mohala Corp. and
 Baldwin*Malama (a limited partnership in which Malama
 Development Corp. is the sole general partner)                                           State of Hawaii

Hawaiian Tug & Barge Corp., including subsidiary
 Young Brothers, Limited                                                                  State of Hawaii

HEI Diversified, Inc., including subsidiary  American Savings Bank,                    State of Hawaii (except
 F.S.B. and its subsidiaries, American Savings Investment Corp.,                        American Savings Bank,
 ASB Service Corporation, Adcommunications, Inc. and                                  F.S.B., which is federally
 Associated Mortgage, Inc.                                                                    chartered)

Pacific Energy Conservation  Services, Inc.                                               State of Hawaii

                                                              HECO Exhibit 21(b)

                        Hawaiian Electric Company, Inc.
                         SUBSIDIARIES OF THE REGISTRANT



   The following is a list of all subsidiary corporations of the registrant as of March 21, 1995:


            Name                                                                      Place of incorporation
- ----------------------------------------------------------------------------------------------------------------

Maui Electric Company, Limited                                                            State of Hawaii

Hawaii Electric Light Company, Inc.                                                       State of Hawaii


[KPMG Peat Marwick letterhead]
                                                                  HEI Exhibit 23



The Board of Directors
Hawaiian Electric Industries, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 33-56561 and 33-58820 on Form S-3 and in Registration Statement Nos. 33-65234 and 33-52911 on Form S-8 of Hawaiian Electric Industries, Inc. of our report dated January 25 1995, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1994, which report is incorporated by reference in the 1994 annual report on Form 10-K of Hawaiian Electric Industries, Inc. Our report refers to changes in the method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1993. We also consent to incorporation by reference of our report dated January 25 1995 relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 1994 annual report on Form 10-K, which report is included in said Form 10-K.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
March 21, 1995

                                                              HECO Exhibit 99(b)

                        Hawaiian Electric Company, Inc.
                 RECONCILIATION OF ELECTRIC UTILITY OPERATING
                     INCOME PER HEI AND HECO CONSOLIDATED
                             STATEMENTS OF INCOME


                                               Years ended December 31,
                                           --------------------------------
(in thousands)                               1994        1993        1992
- ---------------------------------------------------------------------------
Operating income from regulated and
 nonregulated activities before income
 taxes (per HEI Consolidated Statements
 of Income)                                $136,628    $119,565    $103,841


Deduct:
Income taxes on regulated activities        (43,820)    (37,007)    (26,254)
Revenues from nonregulated activities        (6,411)     (5,100)     (1,761)

Add:
Expenses from nonregulated activities           915         627       1,213
                                           --------    --------    --------

Operating income from regulated
 activities after income taxes (per
 HECO Consolidated Statements of
 Income)                                   $ 87,312    $ 78,085    $ 77,039
                                           ========    ========    ========

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


HAWAIIAN ELECTRIC INDUSTRIES, INC.          HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                             (Registrant)


By  /s/ Robert F. Mougeot                   By  /s/ Paul Oyer
   -------------------------------             ----------------------------
    Robert F. Mougeot                           Paul A. Oyer
    Financial Vice President and                Financial Vice President,
     Chief Financial Officer of HEI              Treasurer and Director of HECO
    (Principal Financial Officer of             (Principal Financial Officer of
     HEI)                                        HECO)
Date:  August 22, 1995                       Date:  August 22, 1995