Form 10-Q
period 1995-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1995-11-13
CIK 354707, 46207

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1995
                                      OR
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     Exact Name of Registrant as                 Commission                 I.R.S. Employer
      Specified in Its Charter                  File Number                Identification No.
------------------------------------            -----------                ------------------

HAWAIIAN ELECTRIC INDUSTRIES, INC.                1-8503                       99-0208097
                                           and Principal Subsidiary

HAWAIIAN ELECTRIC COMPANY, INC.                   1-4955                       99-0040500

                                STATE OF HAWAII
-------------------------------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                  900 RICHARDS STREET, HONOLULU, HAWAII 96813
-------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

            HAWAIIAN ELECTRIC INDUSTRIES, INC. ----- (808) 543-5662
            HAWAIIAN ELECTRIC COMPANY, INC. ------- (808) 543-7771
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

===============================================================================

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

 Class of Common Stock                          Outstanding November 3, 1995
--------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value).........29,513,130 Shares
Hawaiian Electric Company, Inc.
 ($6 2/3 Par Value)......................11,813,147 Shares (not publicly traded)

================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 1995

                                     INDEX

                                                                     PAGE NO.

Glossary of terms......................................................... ii

                         PART I. FINANCIAL INFORMATION

Item 1. Financial statements

        Hawaiian Electric Industries, Inc. and subsidiaries
        Consolidated balance sheets (unaudited) - September 30, 1995 and December 31, 1994...........................................  1

        Consolidated statements of income (unaudited) - three and nine months ended September 30, 1995 and 1994........................  2

        Consolidated statements of retained earnings (unaudited) - three and nine months ended September 30, 1995 and 1994...............  2

        Consolidated statements of cash flows (unaudited) - nine months ended September 30, 1995 and 1994...............................  3

        Notes to consolidated financial statements (unaudited)............  4

        Hawaiian Electric Company, Inc. and subsidiaries
        Consolidated balance sheets (unaudited) - September 30, 1995 and December 31, 1994...........................................  9

        Consolidated statements of income (unaudited) - three and nine months ended September 30, 1995 and 1994........................ 10

        Consolidated statements of retained earnings (unaudited) - three and nine months ended September 30, 1995 and 1994............... 10

        Consolidated statements of cash flows (unaudited) - nine months ended September 30, 1995 and 1994............................... 11

        Notes to consolidated financial statements (unaudited)............ 12

Item 2. Management's discussion and analysis of financial condition and results of operations....................................... 15

                          PART II.  OTHER INFORMATION

Item 1. Legal proceedings................................................. 23
Item 5. Other information................................................. 23
Item 6. Exhibits and reports on Form 8-K.................................. 24
Signatures................................................................ 25

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                 Form 10-Q -- Quarter ended September 30, 1995

                               GLOSSARY OF TERMS


TERMS                        DEFINITIONS
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



TERMS                        DEFINITIONS
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

SAIF                         Savings Association Insurance Fund

SEC                          Securities and Exchange Commission

SFAS                         Statement of Financial Accounting Standards

YB                           Young Brothers, Limited, a wholly owned subsidiary
                              of Hawaiian Tug & Barge Corp.


                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                            September 30,   December 31,
(in thousands)                                  1995            1994
--------------------------------------------------------------------------------
ASSETS
Cash and equivalents.......................  $   85,261      $   87,623
Accounts receivable and unbilled
 revenues, net.............................     140,376         130,762
Inventories, at average cost...............      39,399          43,126
Real estate developments...................      37,068          33,956
Loans receivable, net......................   1,756,308       1,824,055
Marketable securities......................   1,352,397       1,099,810
Other investments..........................      73,780          77,297
Property, plant and equipment, net of
 accumulated depreciation
 of $802,984 and $747,503..................   1,767,864       1,677,822
Regulatory assets..........................     102,411          95,257
Other......................................      72,013          59,301
Goodwill and other intangibles.............      42,298          45,455
                                             ----------      ----------
                                             $5,469,175      $5,174,464
                                             ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...........................  $   92,746      $   97,210
Deposit liabilities........................   2,177,087       2,129,310
Short-term borrowings......................     180,284         136,755
Securities sold under agreements to
 repurchase................................     329,392         123,301
Advances from Federal Home Loan Bank.......     539,874         616,374
Long-term debt.............................     753,338         718,240
Deferred income taxes......................     177,081         172,930
Unamortized tax credits....................      47,568          45,954
Contributions in aid of construction.......     181,330         178,635
Other......................................     178,370         180,529
                                             ----------      ----------
                                              4,657,070       4,399,238
                                             ----------      ----------

PREFERRED STOCK OF ELECTRIC UTILITY
 SUBSIDIARIES
Subject to mandatory redemption............      43,100          44,844
Not subject to mandatory redemption........      48,293          48,293
                                             ----------      ----------
                                                 91,393          93,137
                                             ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
 authorized 10,000 shares;
 issued: none..............................          --              --
Common stock, no par value, authorized
 100,000 shares; issued and
 outstanding: 29,477 shares and 28,655
 shares....................................     574,392         546,254
Retained earnings..........................     146,320         135,835
                                             ----------      ----------
                                                720,712         682,089
                                             ----------      ----------
                                             $5,469,175      $5,174,464
                                             ==========      ==========


See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three months ended       Nine months ended
                                                               September 30,            September 30,
(in thousands, except per share amounts and               ----------------------    ----------------------
ratio of earnings to fixed charges)                          1995        1994          1995        1994
----------------------------------------------------------------------------------------------------------
REVENUES
Electric utility.......................................    $261,886    $249,664    $738,913    $670,381
Savings bank...........................................      63,151      54,389     185,473     156,784
Other..................................................      11,844      15,103      38,666      41,589
                                                           --------    --------    --------    --------
                                                            336,881     319,156     963,052     868,754
                                                           --------    --------    --------    --------
EXPENSES
Electric utility.......................................     211,215     209,015     614,530     571,591
Savings bank...........................................      53,462      43,187     155,716     124,287
Other..................................................      15,529      15,404      45,752      44,967
                                                           --------    --------    --------    --------
                                                            280,206     267,606     815,998     740,845
                                                           --------    --------    --------    --------
OPERATING INCOME (LOSS)
Electric utility.......................................      50,671      40,649     124,383      98,790
Savings bank...........................................       9,689      11,202      29,757      32,497
Other..................................................      (3,685)       (301)     (7,086)     (3,378)
                                                           --------    --------    --------    --------
                                                             56,675      51,550     147,054     127,909
                                                           --------    --------    --------    --------
Interest expense--electric utility and other...........     (15,931)    (13,916)    (46,398)    (40,126)
Allowance for borrowed funds used during
 construction..........................................       1,327       1,070       3,832       2,886
Preferred stock dividends of electric utility
 subsidiaries..........................................      (1,726)     (1,790)     (5,183)     (5,386)
Allowance for equity funds used during
 construction..........................................       2,590       2,381       7,575       6,427
                                                           --------    --------    --------    --------
INCOME BEFORE INCOME TAXES.............................      42,935      39,295     106,880      91,710
Income taxes...........................................      17,784      16,604      45,002      39,599
                                                           --------    --------    --------    --------
NET INCOME.............................................    $ 25,151    $ 22,691    $ 61,878    $ 52,111
                                                           ========    ========    ========    ========
Earnings per common share.............................        $0.86       $0.80       $2.13       $1.86
                                                           ========    ========    ========    ========
Dividends per common share............................        $0.59       $0.58       $1.77       $1.74
                                                           ========    ========    ========    ========
Weighted average number of common
 shares outstanding...................................       29,331      28,255      29,058      28,014
                                                           ========    ========    ========    ========
Ratio of earnings to fixed charges (SEC method)
   Excluding interest on ASB deposits.................                                 2.03        2.23
                                                                                   ========    ========
   Including interest on ASB deposits.................                                 1.62        1.69
                                                                                   ========    ========

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)

                                                            Three months ended       Nine months ended
                                                               September 30,            September 30,
                                                          ----------------------    ----------------------
(in thousands)                                               1995        1994          1995        1994
----------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD................     $138,462    $125,406    $135,835    $128,318
Net income............................................       25,151      22,691      61,878      52,111
Common stock dividends................................      (17,293)    (16,376)    (51,393)    (48,708)
                                                           --------    --------    --------    --------
RETAINED EARNINGS, END OF PERIOD......................     $146,320    $131,721    $146,320    $131,721
                                                           ========    ========    ========    ========
See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Nine months ended
                                              September 30,
                                        -----------------------
(in thousands)                               1995        1994
---------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations........ $  61,878   $  52,111
Adjustments to reconcile income from
 continuing operations to net cash
 provided by operating activities
      Depreciation and amortization of
       property, plant and equipment.....    57,662      54,353
      Other amortization.................     2,275         247
      Deferred income taxes and tax
       credits, net......................     8,005       9,652
      Changes in assets and
       liabilities, net of effects from
       disposal of businesses
            Increase in accounts
             receivable and unbilled
             revenues, net...............    (9,614)    (12,784)
            Decrease (increase) in
             inventories.................     3,727      (1,321)
            Increase in real estate
             developments................    (1,125)     (1,351)
            Decrease in securities held
             for trading.................        --      29,873
            Increase in regulatory
             assets......................    (3,708)     (8,397)
            Increase (decrease) in
             accounts payable............    (4,464)      5,342
            Changes in other assets and
             liabilities.................   (14,514)    (20,504)
                                          ---------   ---------
                                            100,122     107,221
Cash used by discontinued operations.....        --     (32,469)
                                          ---------   ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES..............................   100,122      74,752
                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and
 purchased...............................  (263,846)   (412,704)
Principal repayments on loans receivable.   104,392     185,408
Proceeds from sale of loans receivable...     6,254       1,888
"Held-to-maturity" mortgage-backed
 securities purchased....................  (146,029)   (274,430)
Principal repayments on
 "held-to-maturity" mortgage-backed
 securities..............................   119,430     162,031
Capital expenditures.....................  (146,244)   (143,035)
Contributions in aid of construction.....     8,482       9,114
Other....................................    (7,600)     (2,733)
                                          ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES....  (325,161)   (474,461)
                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit liabilities......    47,777      61,932
 Net increase in short-term borrowings
  with original maturities of
   three months or less..................    44,946      80,119
Proceeds from other short-term
 borrowings..............................       745         851
Repayment of other short-term borrowings.    (2,162)     (4,526)
Proceeds from securities sold under
 agreements to repurchase................   424,000      23,330
Repurchase of securities sold under
 agreements to repurchase................  (220,339)         --
Proceeds from advances from Federal
 Home Loan Bank..........................   355,200     584,200
Principal payments on advances from
 Federal Home Loan Bank..................  (431,700)   (352,000)
Proceeds from issuance of long-term debt.    48,444      83,274
Repayment of long-term debt..............   (13,400)    (75,427)
Redemption of electric utility
 subsidiaries' preferred stock...........    (1,744)       (591)
Net proceeds from issuance of common
 stock...................................    13,497      10,564
Common stock dividends...................   (36,840)    (35,484)
Other....................................    (5,747)     (8,596)
                                          ---------   ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES..............................   222,677     367,646
                                          ---------   ---------
Net decrease in cash and equivalents.....    (2,362)    (32,063)
Cash and equivalents, beginning of
 period..................................    87,623     116,260
                                          ---------   ---------
CASH AND EQUIVALENTS, END OF PERIOD...... $  85,261   $  84,197
                                          =========   =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995 and 1994
(Unaudited)

-------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1994 and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarters ended March 31 and June 30, 1995.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of September 30, 1995 and December 31, 1994, the results of its operations for the three months and nine months ended September 30, 1995 and 1994, and its cash flows for the nine months ended September 30, 1995 and 1994. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  ELECTRIC UTILITY SUBSIDIARY
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 9 through 15.

(3)  SAVINGS BANK SUBSIDIARY
----------------------------
SELECTED CONSOLIDATED FINANCIAL
 INFORMATION

American Savings Bank, F.S.B. and
 subsidiaries
Income statement data

                                           Three months ended     Nine months ended
                                              September 30,         September 30,
                                          -------------------   ---------------------
(in thousands)                               1995      1994        1995       1994
-------------------------------------------------------------------------------------
Interest income......................... $  59,533  $  51,833   $ 175,094   $ 150,361
Interest expense........................    36,577     26,789     104,551      74,704
                                         ---------  ---------   ---------   ---------
NET INTEREST INCOME.....................    22,956     25,044      70,543      75,657
Provision for losses....................      (242)      (248)       (867)       (732)
Other income............................     3,618      2,556      10,379       6,423
Operating, administrative and general
 expenses...............................   (16,643)   (16,150)    (50,298)    (48,851)
                                         ---------  ---------   ---------   ---------
OPERATING INCOME........................     9,689     11,202      29,757      32,497
Income taxes............................     4,047      4,669      12,462      13,538
                                         ---------  ---------   ---------   ---------
NET INCOME.............................. $   5,642  $   6,533   $  17,295   $  18,959
                                         =========  =========   =========   =========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                                  September 30,  December 31,
(in thousands)                                        1995           1994
-----------------------------------------------------------------------------
ASSETS
Cash and equivalents............................   $   83,063     $   76,502
Investment securities...........................       34,097         32,523
Mortgage-backed securities......................    1,318,300      1,067,287
Loans receivable, net...........................    1,756,308      1,824,055
Other...........................................       73,095         69,829
Goodwill and other intangibles..................       42,298         45,455
                                                   ----------     ----------
                                                   $3,307,161     $3,115,651
                                                   ==========     ==========

LIABILITIES AND EQUITY
Deposit liabilities.............................   $2,177,087     $2,129,310
Securities sold under agreements to repurchase..      329,392        123,301
Advances from Federal Home Loan Bank............      539,874        616,374
Other...........................................       56,946         51,078
                                                   ----------     ----------
                                                    3,103,299      2,920,063
Common stock equity.............................      203,862        195,588
                                                   ----------     ----------
                                                   $3,307,161     $3,115,651
                                                   ==========     ==========

PROPOSED LEGISLATION AFFECTING FINANCIAL INSTITUTIONS

The deposit accounts of ASB and other thrifts are insured by the Savings Association Insurance Fund (SAIF) administered by the Federal Deposit Insurance Corporation (FDIC). The deposit accounts of commercial banks are insured by the Bank Insurance Fund (BIF) administered by the FDIC. In order to capitalize these funds, thrifts and banks have been paying costs of insurance ranging from 23 cents to 31 cents per $100 of deposits. However, under existing law these assessment rates are to drop when the SAIF and BIF individually reach a required 1.25% reserve ratio. The BIF has reached the required reserve level, but the SAIF is unlikely to do so at present insurance rates for several years. Accordingly, in August 1995, the FDIC reduced the deposit insurance assessment rate that most commercial banks will be paying to between 4 cents-5 cents per $100 of deposits, whereas ASB and other thrifts will continue to pay at the rate of 23 cents or more per $100 of deposits, depending on their risk classification. This disparity places ASB at a disadvantage in competing with commercial banks.

There have been a number of legislative proposals to address this situation, including making a one-time or phased-in assessment of thrifts to permit capitalization of SAIF up to required levels, followed by a merger of the two funds; eliminating or reducing the disparity in the assessment rates paid by banks or thrifts if the SAIF is recapitalized through the assessment; and merging bank and thrift charters. Certain of these proposals, if adopted, could have a material adverse effect on the Company. For example, if a one-time assessment of 85 cents for every $100 of deposits is imposed, it is estimated that ASB would be assessed approximately $18 million on a pre-tax basis ($11 million after tax), based on ASB's deposit liabilities as of March 31, 1995. If thrift and bank charters are merged, HEI and its other subsidiaries might become subject to the restrictions on the permissible activities of a bank holding company. While certain of the proposals under consideration would grandfather the activities of existing savings and loan holding companies, management cannot predict whether or in what form any of these proposals might ultimately be adopted or the extent to which the business of the Company might be affected.

(4)  REAL ESTATE SUBSIDIARY
---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $51 million at September 30, 1995 and December 31, 1994. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects.

At September 30, 1995, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $1.9 million of outstanding loans and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $6.2 million of outstanding loans and $4.9 million of additional undrawn loan facilities. All such loans are collateralized by real property. At September 30, 1995, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $11.0 million was outstanding and $6.1 million was undrawn, that it will maintain ownership of 100% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

(5)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                            Nine months ended
                                                              September 30,
                                                            ------------------
(in thousands)                                                1995      1994
------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but
  excluding interest paid on nonrecourse debt from
  leveraged leases).......................................  $139,404  $108,688
                                                            ========  ========

Interest on nonrecourse debt from leveraged leases........  $  4,764  $  5,001
                                                            ========  ========

Income taxes..............................................  $ 31,981  $ 31,618
                                                            ========  ========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

In the nine months ended September 30, 1995, ASB received $223 million in mortgage-backed securities in exchange for loans.

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $14.6 million and $13.2 million for the nine months ended September 30, 1995 and 1994, respectively.

The allowance for equity funds used during construction, which was capitalized primarily as part of the cost of electric utility plant, amounted to $7.6 million and $6.4 million for the nine months ended September 30, 1995 and 1994, respectively.

In March 1994, Malama Development Corp.'s Baldwin*Malama partnership closed on an option to purchase approximately 147 acres of land on the island of Maui from Baldwin Pacific Properties, Inc. Of the total land purchase price of $9.9 million, Baldwin*Malama issued mortgage notes payable of $8.0 million in noncash consideration.

(6)  ACCOUNTING CHANGES
-----------------------

LONG-LIVED ASSETS

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows derived from an asset is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss is based on the fair value of the asset.

Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded by a regulator from the enterprise's rate base.

The Company will adopt the provisions of SFAS No. 121 on January 1, 1996. The Company does not believe that the impact of the adoption of SFAS No. 121 on its consolidated financial condition or results of operations will be material.


MORTGAGE SERVICING RIGHTS

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise (as defined) that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values if it is practicable to estimate those fair values. The provisions of SFAS No. 122 will be adopted by ASB on January 1, 1996. If SFAS No. 122 had been adopted on January 1, 1995, it would not have had a material effect on the Company's consolidated financial condition or results of operations.


STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires that they disclose in their footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company plans to comply with the disclosure requirements of SFAS No. 123 in its financial statements for 1996.



(7)  DISCONTINUED OPERATIONS
----------------------------

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

The $32 million settlement amount, less income tax benefits and certain amounts recognized in previously established reserves, resulted in a $15 million after-tax charge to discontinued operations in 1993. HEI and HEIDI are seeking reimbursement for the settlement and defense costs from their insurance carriers. One of the insurance carriers has filed a declaratory relief action seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI have filed counterclaims. The trial date has been postponed pending a judge's ruling on several motions. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

In December 1994, five insurance agencies, which had served as insurance agents for the HIG Group, filed a complaint against HEI, HEIDI and others. The complaint set forth several causes of action, including breach of contract and piercing the corporate veil. The plaintiffs ask for relief from the defendants, including compensatory damages for lost commissions, lost business and lost profits in an amount to be proven at trial and punitive damages. In August 1995, the court granted defendants' motion for summary judgment. However, the order dismissing the case has not been filed and plaintiffs have indicated their intention to pursue an appeal. In the opinion of management, losses, if any, resulting from the ultimate outcome of the lawsuit will not have a material adverse effect on the Company's financial condition or results of operations.

(8)  LEVERAGED LEASES
---------------------

HEIIC owns commercial real estate which is subject to several leveraged lease agreements entered into in 1987. HEIIC plans to sell a portion of the commercial real estate to a lessee pursuant to the provisions of the leveraged lease agreement. As a result of this planned sale, HEIIC recorded a net loss of $1.3 million in the third quarter of 1995.

(9)  REGULATORY ASSETS
----------------------

Regulatory assets at September 30, 1995 and December 31, 1994 included the following deferred costs:

                                                    September 30,  December 31,
(in thousands)                                          1995           1994
-------------------------------------------------------------------------------
Postretirement benefits other than pensions.....     $ 35,141       $36,670
Income taxes....................................       29,493        23,522
Integrated resource planning costs..............        8,790         7,189
Unamortized debt expense on retired issuances...        7,023         7,513
Computer system development costs...............        6,829         6,090
Vacation earned, but not yet taken..............        6,582         5,972
Preliminary plant costs on suspended project....        5,759         5,768
Other...........................................        2,794         2,533
                                                  -----------------------------
                                                     $102,411       $95,257
                                                  =============================

In the first quarter of 1995, the Company applied to the PUC for recovery of the preliminary plant costs on suspended project.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                   September 30,  December 31,
(in thousands, except par value)                        1995          1994
------------------------------------------------------------------------------
ASSETS
Utility plant, at cost
   Property, plant and equipment.................   $2,261,390     $2,129,274
   Construction in progress......................      170,394        164,247
   Less--accumulated depreciation................     (752,508)      (702,945)
                                                    ----------     ----------
         NET UTILITY PLANT.......................    1,679,276      1,590,576
                                                    ----------     ----------
Current assets
   Cash and equivalents..........................          285         10,694
   Customer accounts receivable, net.............       63,139         60,406
   Accrued unbilled revenues, net................       42,078         38,435
   Other accounts receivable, net................        9,656         10,302
   Fuel oil stock, at average cost...............       17,507         21,966
   Materials and supplies, at average cost.......       20,626         20,108
   Prepayments and other.........................        2,909          2,028
                                                    ----------     ----------
         TOTAL CURRENT ASSETS....................      156,200        163,939
                                                    ----------     ----------
Other assets
   Regulatory assets.............................       99,794         92,524
   Other.........................................       48,798         42,081
                                                    ----------     ----------
         TOTAL OTHER ASSETS......................      148,592        134,605
                                                    ----------     ----------
                                                    $1,984,068     $1,889,120
                                                    ==========     ==========
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, $6 2/3 par value, authorized
    50,000 shares; outstanding 11,813 shares.....   $   78,766     $   78,766
   Premium on capital stock......................      246,689        246,600
   Retained earnings.............................      341,097        308,535
                                                    ----------     ----------
         COMMON STOCK EQUITY.....................      666,552        633,901
   Cumulative preferred stock
      Not subject to mandatory redemption........       48,293         48,293
      Subject to mandatory redemption............       40,880         42,470
   Long-term debt, net...........................      517,182        468,653
                                                    ----------     ----------
         TOTAL CAPITALIZATION....................    1,272,907      1,193,317
                                                    ----------     ----------
Current liabilities
   Long-term debt due within one year............        9,902         20,933
   Preferred stock sinking fund requirements.....        2,220          2,374
   Short-term borrowings - nonaffiliates.........      134,011        117,866
   Short-term borrowings - affiliate.............       17,000             --
   Accounts payable..............................       45,807         54,662
   Interest and preferred dividends payable......       12,645          8,575
   Income taxes payable..........................        5,210          3,300
   Other taxes accrued...........................       39,967         39,666
   Other.........................................       20,789         30,111
                                                    ----------     ----------
         TOTAL CURRENT LIABILITIES...............      287,551        277,487
                                                    ----------     ----------
Deferred credits and other liabilities
   Deferred income taxes.........................      111,472        108,362
   Unamortized tax credits.......................       46,631         44,939
   Other.........................................       84,177         86,380
                                                    ----------     ----------
         TOTAL DEFERRED CREDITS AND OTHER
          LIABILITIES............................      242,280        239,681
                                                    ----------     ----------
Contributions in aid of construction.............      181,330        178,635
                                                    ----------     ----------
                                                    $1,984,068     $1,889,120
                                                    ==========     ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                            Three months ended               Nine months ended
                                                                               September 30,                    September 30,
                                                                            -------------------------------------------------------
(in thousands, except for ratio of earnings to fixed charges)                 1995          1994              1995         1994
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES...............................................           $260,123       $247,844          $733,945      $665,826
                                                                            --------       --------          --------      --------
OPERATING EXPENSES
Fuel oil.........................................................             57,365         53,329           154,658       133,409
Purchased power..................................................             70,250         73,514           204,993       205,794
Other operation..................................................             30,429         31,205            98,824        89,299
Maintenance......................................................             11,349         11,654            34,982        32,933
Depreciation.....................................................             16,977         16,017            50,987        48,110
Taxes, other than income taxes...................................             24,729         23,031            69,496        61,590
Income taxes.....................................................             16,760         13,386            40,030        31,216
                                                                            --------       --------          --------      --------
                                                                             227,859        222,136           653,970       602,351
                                                                            --------       --------          --------      --------
OPERATING INCOME.................................................             32,264         25,708            79,975        63,475
                                                                            --------       --------          --------      --------


OTHER INCOME
Allowance for equity funds used
   during construction...........................................              2,590          2,381             7,575         6,427
Other, net.......................................................              1,704          1,559             4,651         4,160
                                                                            --------       --------          --------      --------
                                                                               4,294          3,940            12,226        10,587
                                                                            --------       --------          --------      --------
INCOME BEFORE INTEREST AND OTHER CHARGES.........................             36,558         29,648            92,201        74,062
                                                                            --------       --------          --------      --------


INTEREST AND OTHER CHARGES
Interest on long-term debt.......................................              8,730          7,838            25,395        23,368
Amortization of net bond premium and expense.....................                319            294               953           831
Other interest charges...........................................              2,291          1,468             6,343         3,571
Allowance for borrowed funds used during construction............             (1,327)        (1,070)           (3,832)       (2,886)
Preferred stock dividends of subsidiaries........................                691            707             2,075         2,137
                                                                            --------       --------          --------      --------
                                                                              10,704          9,237            30,934        27,021
                                                                            --------       --------          --------      --------

INCOME BEFORE PREFERRED STOCK DIVIDENDS OF HECO..................             25,854         20,411            61,267        47,041
Preferred stock dividends of HECO................................              1,035          1,083             3,108         3,249
                                                                            --------       --------          --------      --------
NET INCOME FOR COMMON STOCK......................................           $ 24,819       $ 19,328          $ 58,159      $ 43,792
                                                                            ========       ========          ========      ========

Ratio of earnings to fixed charges (SEC method)..................                                                3.66          3.36
                                                                                                             ========      ========

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                            Three months ended               Nine months ended
                                                                               September 30,                    September 30,
                                                                            -------------------------------------------------------
(in thousands)                                                                1995          1994              1995        1994
-----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD...........................          $325,048        $288,612          $308,535      $275,401
Net income for common stock......................................            24,819          19,328            58,159        43,792
Common stock dividends...........................................            (8,770)         (7,594)          (25,597)      (18,847)
                                                                           --------        --------          --------      --------
RETAINED EARNINGS, END OF PERIOD.................................          $341,097        $300,346          $341,097      $300,346
                                                                           ========        ========          =======       ========

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO's consolidated financial statements.



Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            Nine months ended
                                              September 30,
                                          ---------------------
(in thousands)                               1995        1994
---------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends
 of HECO..................................$  61,267   $  47,041
Adjustments to reconcile income before
 preferred stock dividends of HECO to
 net cash provided by operating
 activities
      Depreciation and amortization of
       property, plant and equipment......   50,987      48,110
      Other amortization..................    4,099       4,784
      Deferred income taxes...............    4,040       1,962
      Tax credits, net....................    2,976       2,393
      Allowance for equity funds used
       during construction................   (7,575)     (6,427)
      Changes in assets and liabilities
         Increase in accounts
          receivable......................   (2,087)     (4,917)
         Increase in accrued unbilled
          revenues........................   (3,643)     (6,484)
         Decrease (increase) in fuel
          oil stock.......................    4,459      (2,171)
         Decrease (increase) in
          materials and supplies..........     (518)      1,053
         Increase in regulatory assets....   (3,708)     (8,397)
         Increase (decrease) in
          accounts payable................   (8,855)      7,034
         Increase in interest and
          preferred dividends payable.....    4,070       2,556
         Changes in other assets and
          liabilities.....................  (14,469)    (10,555)
                                          ---------   ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES...............................   91,043      75,982
                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...................... (138,089)   (131,225)
Contributions in aid of construction......    8,482       9,114
Other.....................................   (7,995)         --
                                          ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES..... (137,602)   (122,111)
                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends....................  (25,597)    (18,847)
Preferred stock dividends.................   (3,108)     (3,249)
Proceeds from issuance of long-term debt..   48,444      48,274
Repayment of long-term debt...............  (11,000)    (48,027)
Redemption of preferred stock.............   (1,744)       (591)
Net increase in short-term borrowings
 from nonaffiliates and affiliate with
 original maturities of three months or
 less.....................................   33,145      71,919
Other.....................................   (3,990)     (4,392)
                                          ---------   ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES...............................   36,150      45,087
                                          ---------   ---------

Net decrease in cash and equivalents......  (10,409)     (1,042)
Cash and equivalents, beginning of
 period...................................   10,694       1,922
                                          ---------   ---------
CASH AND EQUIVALENTS, END OF PERIOD.......$     285   $     880
                                          =========   =========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995 and 1994
(Unaudited)

--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1994 and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarters ended March 31 and June 30, 1995.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the financial position of HECO and its subsidiaries as of September 30, 1995 and December 31, 1994, and the results of their operations for the three months and nine months ended September 30, 1995 and 1994, and their cash flows for the nine months ended September 30, 1995 and 1994. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                            Nine months
                                               ended
                                           September 30,
                                          ----------------
(in thousands)                             1995     1994
----------------------------------------------------------
Interest...............................   $23,890  $22,556
                                          ================


Income taxes...........................   $30,479  $26,005
                                          ================

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES


The allowance for equity funds used during construction, which was capitalized primarily as part of the cost of electric utility plant, amounted to $7.6 million and $6.4 million for the nine months ended September 30, 1995 and 1994, respectively.

(3)  COMMITMENTS AND CONTINGENCIES
----------------------------------

HELCO POWER SITUATION

HELCO is the electric utility subsidiary of HECO, serving the island of Hawaii. As of December 31, 1994, HELCO's generating and firm purchased capability was 197 MW, 9% of HECO consolidated generating and firm purchased capability of 2,102 MW.

HELCO has a power purchase agreement with Hilo Coast Processing Company (HCPC), currently for 22 MW of firm capacity. In December 1994, at a time when the HCPC contract was for delivery of 18 MW, HCPC filed a Chapter 11 bankruptcy petition. In July 1995, the bankruptcy court approved an amended and restated HELCO and HCPC power purchase agreement for 22 MW of firm capacity and the dismissal of HCPC from bankruptcy, subject to a condition that was satisfied.

HELCO has a power purchase agreement with PGV for 25 MW of firm capacity. HELCO is currently negotiating with PGV for an additional 5 MW of firm capacity, which is projected to be available in 1996 if negotiations are successful.

HELCO concluded some time ago that by this time there would be an unsatisfactory margin between its forecasted load and its generating and firm purchase power capability. In view of its need for additional power, HELCO has been proceeding with plans to install two 20-MW combustion turbines, followed by an 18-MW heat steam recovery generator, at which time these units would be converted to a 56-MW (net) combined-cycle unit. In January 1994, the PUC had approved expenditures for the first combustion turbine, which HELCO had planned to install in late 1994. However, installation has been delayed because HELCO has encountered procedural and other difficulties in obtaining the necessary air permit and Conservation District Use Permit (CDUP) that would allow the 56-MW unit to be constructed. The Hawaii Department of Health, in September 1995, sent the air permit to the EPA for its approval, and a contested case hearing with respect to the CDUP is scheduled for November 1995. Because of the delays that have occurred, the earliest that the combustion turbines could now be installed is the third quarter of 1996.

During the period of delay, two independent power producers (IPPs) filed separate complaints against HELCO with the PUC, alleging that they are entitled to a power purchase contract to provide HELCO with additional capacity, which under HELCO's current estimates of generating capacity requirements would be in place of the planned 56-MW addition by HELCO. In July 1995, the PUC issued a decision and order in a docket involving one of the IPPs, Kawaihae Cogeneration Partners. In the order, the PUC stated its position on various issues affecting HELCO's avoided cost calculations (several of which were contrary to HELCO's recommendations).

In September 1995, the PUC allowed HELCO to continue to pursue construction of and commit expenditures for the second combustion turbine and the steam recovery generator for its planned combined-cycle unit, stating in its order that "no part of the project may be included in HELCO's rate base unless and until the project is in fact installed, and is used and useful for utility purposes." In view of permitting delays and the need for power, the PUC also ordered HELCO to continue negotiating with the IPPs and directed that the facility to be built should be the one that can be most expeditiously put into service at "allowable cost". In September 1995, HELCO provided proposals to the two IPPs seeking to provide HELCO with additional capacity, and further negotiations have been undertaken. HELCO and the two IPPs have submitted reports to the PUC on the status of these negotiations.

Management cannot determine at this time whether the negotiations with the IPPs will result in a power purchase agreement. If the negotiations result in a power purchase agreement, HELCO will need to evaluate alternatives for the costs ($41 million as of September 30, 1995) already incurred to put into service its own 56-MW combined-cycle unit. HELCO might be required to write off a portion of the incurred costs if such costs ultimately are not recoverable from customers or others.

In June 1995, HELCO filed with the PUC its generation resource contingency plan detailing alternatives and mitigation measures to address possible further delays in obtaining the permits necessary to construct its combined-cycle unit. HELCO is actively working to implement viable, timely and cost-effective alternatives, including demand-side management measures, dispersed generation additions and the delay of unit retirements. HELCO filed an application with the PUC in October 1995 seeking approval of expenditures for dispersed generation diesel units (at an estimated cost of $7 million) that could provide power by late 1996. Until the margin between the forecasted load and capacity reaches an acceptable level, management believes that there is a risk of capacity shortages on the island of Hawaii that could result in rolling blackouts within the next year.

HECO POWER OUTAGE

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. The PUC initiated an investigation of the outage, which was consolidated with a pending investigation of an outage that occurred in 1988. Management cannot predict the timing and outcome of any PUC decision and order, if any, with respect to the outages.

As a result of the April 9, 1991 outage, HECO received 3,063 customer claims, which totaled approximately $7.8 million, within the time limit to file claims. 1,530 of these claims were for property damage and most have been settled, with no admission of liability, or closed. None of the other 1,533 claims, which generally involve personal injury or economic loss, such as lost profits, has been settled. HECO's PUC-approved tariff states that HECO is not liable for interruptions or insufficiency of supply when the cause was beyond HECO's control through the exercise of reasonable diligence and care.

Seven direct or indirect business customers filed a lawsuit against HECO on behalf of themselves and an alleged class, claiming $75 million in compensatory damages and additional unspecified amounts for punitive damages because of the April 9, 1991 outage. HECO filed an answer which denies the principal allegations in the complaint. In August 1995, the circuit court ruled that it would not certify the case as a class action. Trial has been set for January 1996.

In 1991, HECO recorded a liability of $1 million for the total amount of expected defense costs and settlements with respect to the outage. In the opinion of management, losses, if any, in excess of the amount for which provision has been made, net of estimated insurance recoveries, resulting from the ultimate outcome of the lawsuit and claims related to the April 1991 outage will not have a material adverse effect on the financial condition or results of operations of HECO and its subsidiaries.

(4)  ACCOUNTING CHANGE
----------------------

See note (6), "Accounting changes--Long-lived assets," in HEI's "Notes to consolidated financial statements."

(5)  SUMMARIZED FINANCIAL INFORMATION
-------------------------------------

Summarized financial information for HECO's consolidated subsidiaries, HELCO and MECO, is as follows:


BALANCE SHEET DATA
                                                        HELCO                             MECO
                                            -----------------------------    -----------------------------
                                            September 30,    December 31,    September 30,    December 31,
(in thousands)                                  1995             1994            1995             1994
----------------------------------------------------------------------------------------------------------

Current assets.............................   $ 26,944         $ 25,151         $ 25,533        $ 29,204
Noncurrent assets..........................    363,068          335,725          294,620         272,019
                                              --------         --------         --------        --------
                                              $390,012         $360,876         $320,153        $301,223
                                              ========         ========         ========        ========

Common stock equity........................   $126,451         $120,908         $112,716        $108,313
Cumulative preferred stock
  Not subject to mandatory redemption......     10,000           10,000            8,000           8,000
  Subject to mandatory redemption..........      7,800            7,800            6,355           6,545
Current liabilities........................     73,767           59,787           46,881          34,197
Noncurrent liabilities.....................    171,994          162,381          146,201         144,168
                                              --------         --------         --------        --------
                                              $390,012         $360,876         $320,153        $301,223
                                              ========         ========         ========        ========

INCOME STATEMENT DATA
                                            HELCO                                    MECO
                           --------------------------------------   --------------------------------------
                           Three months ended   Nine months ended   Three months ended   Nine months ended
                              September 30,       September 30,        September 30,       September 30,
                           ------------------   -----------------   ------------------   -----------------
(in thousands)               1995      1994       1995     1994       1995       1994       1995    1994
----------------------------------------------------------------------------------------------------------

Operating revenues........  $34,937  $34,383    $101,183  $94,001    $34,029   $31,955   $95,270   $88,614
Operating income..........    4,613    3,227      11,969    8,551      4,406     4,228    12,296    11,905
Net income for common
   stock..................    3,983    2,327       9,642    5,862      3,310     2,798     8,409     7,242

(6)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
-------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     ---------------------------------

                                                                         Three months ended       Nine months ended
                                                                            September 30,           September 30,
                                                                        --------------------    --------------------
(in thousands)                                                            1995        1994        1995        1994
--------------------------------------------------------------------------------------------------------------------
OPERATING INCOME FROM REGULATED AND NONREGULATED ACTIVITIES
  BEFORE INCOME TAXES (PER HEI CONSOLIDATED STATEMENTS OF INCOME) ..    $ 50,671    $ 40,649    $124,383    $ 98,790
Deduct:
    Income taxes on regulated activities ...........................     (16,760)    (13,386)    (40,030)    (31,216)
    Revenues from nonregulated activities ..........................      (1,763)     (1,820)     (4,968)     (4,555)
Add:
    Expenses from nonregulated activities ..........................         116         265         590         456
                                                                        --------    --------    --------    --------
OPERATING INCOME FROM REGULATED ACTIVITIES AFTER INCOME TAXES
  (PER HECO CONSOLIDATED STATEMENTS OF INCOME) .....................    $ 32,264    $ 25,708    $ 79,975    $ 63,475
                                                                        ========    ========    ========    ========



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

                             RESULTS OF OPERATIONS

CONSOLIDATED
------------                       Three months ended
                                      September 30,
(in thousands, except              --------------------
  per share amounts)                 1995        1994      % change    Primary reason(s) for significant change*
----------------------------------------------------------------------------------------------------------------
Revenues ......................    $336,881    $319,156        6       Increase for the electric utility and
                                                                       savings bank segments

Operating income ..............      56,675      51,550       10       Increase for the electric utility segment

Net income ....................      25,151      22,691       11       Higher operating income and lower
                                                                       effective tax rate, partly offset by
                                                                       higher interest expense due to higher
                                                                       average borrowings

Earnings per common share .....        0.86        0.80        8       See explanation for "net income," partly
                                                                       offset by an increase in shares
                                                                       outstanding

Weighted average number of
  common shares outstanding ...      29,331      28,255        4       Issuances under the Dividend Reinvestment
                                                                       and Stock Purchase Plan and other plans

* Also see segment discussions which follow.

                                     Nine months ended
                                       September 30,
(in thousands, except              --------------------
  per share amounts)                 1995        1994      % change    Primary reason(s) for significant change*
----------------------------------------------------------------------------------------------------------------
Revenues ......................    $963,052    $868,754       11       Increase for the electric utility and
                                                                       savings bank segments

Operating income ..............     147,054     127,909       15       Increase for the electric utility
                                                                       segment

Net income ....................      61,878      52,111       19       Higher operating income and lower
                                                                       effective tax rate, partly offset by
                                                                       higher interest expense due to higher
                                                                       average borrowings

Earnings per common share .....        2.13        1.86       15       See explanation for "net income,"
                                                                       partly offset by an increase in shares
                                                                       outstanding

Weighted average number of
 common shares outstanding ....      29,058      28,014        4       Issuances under the Dividend Reinvestment
                                                                       and Stock Purchase Plan and other plans


* Also see segment discussions which follow.

Following is a general discussion of the results of operations by business segment.


ELECTRIC UTILITY
----------------                    Three months ended
                                       September 30,
(in thousands, except              --------------------
  per share amounts)                 1995        1994      % change    Primary reason(s) for significant change
----------------------------------------------------------------------------------------------------------------
Revenues ......................    $261,886    $249,664        5       Higher rates ($11 million), higher fuel
                                                                       oil prices ($3 million) which are passed
                                                                       on to customers and a 0.9% increase in
                                                                       KWH sales ($2 million), partly offset by
                                                                       lower revenues due to change in KWH sales
                                                                       mix

Expenses
 Fuel oil .....................      57,365      53,329        8       Higher fuel oil prices and more KWHs
                                                                       generated

 Purchased power ..............      70,250      73,514       (4)      Lower costs associated with a power
                                                                       purchase agreement due in part to prior
                                                                       year nonrecurring expenses, partly offset
                                                                       by more KWHs purchased

 Other ........................      83,600      82,172        2       Higher taxes, other than income taxes,
                                                                       and depreciation expense, partly offset
                                                                       by lower other operation and maintenance
                                                                       expense

Operating income ..............      50,671      40,649       25       Higher rates and a 0.9% increase in KWH
                                                                       sales, partly offset by higher expenses

Net income ....................      24,819      19,328       28       Higher operating income and higher AFUDC,
                                                                       partly offset by higher interest expense

Fuel oil price per barrel .....       21.26        20.10       6




                                     Nine months ended
                                       September 30,
(in thousands, except              --------------------
  per share amounts)                 1995        1994      % change    Primary reason(s) for significant change
----------------------------------------------------------------------------------------------------------------
Revenues ......................    $738,913    $670,381       10       Higher rates ($40 million), higher fuel
                                                                       oil prices ($23 million) which are
                                                                       passed on to customers and a 1.7%
                                                                       increase in KWH sales ($11 million) due
                                                                       primarily to an increase in load partly
                                                                       from warmer weather

Expenses
 Fuel oil .....................     154,658     133,409       16       Higher fuel oil prices and more KWHs
                                                                       generated

 Purchased power ..............     204,993     205,794        0       Lower costs associated with a power
                                                                       purchase agreement due in part to prior
                                                                       year nonrecurring expenses, partly
                                                                       offset by more KWHs purchased

 Other ........................     254,879     232,388       10       Higher other operation and maintenance
                                                                       expense including the increase in PBOP
                                                                       expense, depreciation expense and taxes,
                                                                       other than income taxes

Operating income ..............     124,383      98,790       26       Higher rates and a 1.7% increase in KWH
                                                                       sales, partly offset by higher expenses

Net income ....................      58,159      43,792       33       Higher operating income and higher AFUDC,
                                                                       partly offset by higher interest expense

Fuel oil price per barrel .....       20.57       18.07       14


There have been a number of rate changes for HECO and its subsidiaries in 1994 and 1995. Among the most significant changes were HECO's interim rate increases and the rate increase for PBOP for HECO and its subsidiaries. HECO received interim rate relief in April, May and November 1994 for test year 1994. HECO's first quarter 1994 results did not include interim rate relief. For test year 1995, HECO received interim rate relief on January 1, 1995 and in May, August and November 1995. The PUC's decision allowing recovery of PBOP costs was also effective on January 1, 1995. Thus, consolidated revenues for the first nine months of 1995 included approximately $40 million from rate increases that became effective after the first nine months of 1994.

MAJOR CUSTOMERS

For 1994, approximately 10% of consolidated operating revenues of HECO and its subsidiaries was from the sale of electricity to various federal government agencies. One of HECO's large customers, the Naval Base at Barbers Point, Oahu, is expected to be closed within the next few years. However, HECO anticipates that the base closure will result in little, if any, loss in aggregate KWH sales, as the Navy will continue to occupy portions of Barbers Point and much of the surplus facilities and land currently not utilized by the Navy will probably be occupied by state agencies.

The Navy is currently conducting preliminary self-/co-generation feasibility studies for the Pearl Harbor Naval Base and the Marine Corps Base Hawaii. The studies were initiated to investigate cost reduction opportunities. HECO is working with the Navy to develop a long-term service arrangement that is beneficial to both parties.

On March 8, 1994, President Clinton signed an Executive Order which mandates that each federal agency develop and implement a program with the intent of reducing energy consumption by 30% by the year 2005. The 30% reduction will be measured relative to the agency's 1985 energy use. HECO is working with various federal government agencies such as the Department of Defense to implement demand-side management programs which will help them achieve their energy reduction objectives. Some Department of Defense installations may sign a Basic Ordering Agreement with HECO under which HECO would finance and install energy conservation projects for them. Neither HEI nor HECO management can predict with certainty the impact of President Clinton's Executive Order on the future results of operations of the Company or of HECO and its subsidiaries.

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

Pending rate requests
---------------------

 . In December 1993, HECO applied to the PUC for permission to increase electric rates, based on a 1995 test year. The requested increase, as subsequently revised, represents an increase of approximately $28.2 million in annual revenues over revenues from permanent rates in effect at the time of the revised filing, and was based on a 13.25% return on average common equity. The revised requested increase was needed to cover rising operating costs and costs of new capital projects to maintain and improve service reliability. In December 1994, HECO received an interim decision and order authorizing an increase of $13.5 million, or 1.9%, in annual revenues, based on a 12.6% return on average common equity. Approximately $10.6 million, $1.5 million and $1.4 million of the interim increase took effect on January 1, May 1, and November 1, 1995, respectively. HECO received another interim decision and order authorizing an increase of $5.4 million, or 0.8%, in annual revenues, effective August 31, 1995, to cover the carrying cost of two transmission lines in western Oahu.

 . In February 1995, MECO applied to the PUC for permission to increase electric rates to provide $23 million in annual revenues, which represents a 17.4% increase over current rates, based on a 1996 test year and a 13.5% return on average common equity. A hearing on the application is scheduled for January 1996.

 . In March 1995, HELCO applied to the PUC for permission to increase electric rates to provide $27 million in additional annual revenues (excluding the effect of the potential imposition on HELCO of real property taxes), which represents an 18.7% increase over current rates, based on a 1996 test year and a 13.5% return on average common equity. A hearing on the application is scheduled for January 1996.

Management cannot predict with certainty when decisions in pending or future rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

Self-Insured Property Damage Reserve
------------------------------------

In March 1995, the PUC opened a generic docket to investigate whether the public utilities in the State of Hawaii should be allowed to establish self-insured property damage reserves to cover the cost of damage to their facilities and equipment caused by catastrophic disasters. HECO's overhead transmission and distribution system is susceptible to wind and earthquake damage, and its underground system is susceptible to earthquake and flood damage. The overhead and underground transmission and distribution systems have a replacement value roughly estimated at about $2 billion and are uninsured because the amount of transmission and distribution system insurance available is limited and the premiums are extremely high. Hearings on this docket are scheduled for August 1996.

SAVINGS BANK
------------
                             Three months ended
                                September 30,
                             ------------------
                                                     %
(in thousands)                1995       1994      change                   Primary reason(s) for significant change
-----------------------------------------------------------------------------------------------------------------------------------
Revenues................     $ 63,151   $ 54,389      16      Higher interest income as a result of higher average mortgage-backed securities balance and yield, partly offset by lower average loans receivable balance

Operating income........        9,689     11,202     (14)     Lower net interest income due to lower interest rate spread

Net income..............        5,642      6,533     (14)     Lower operating income

Interest rate spread....         2.84%      3.51%             18 basis points increase in the weighted average yield on interest-
                                                              earning assets, offset by 85 basis points increase in the weighted average rate on interest-bearing liabilities

                              Nine months ended
                                September 30,
                             ------------------
                                                     %
(in thousands)                1995       1994      change                   Primary reason(s) for significant change
-----------------------------------------------------------------------------------------------------------------------------------
Revenues................     $185,473   $156,784      18      Higher interest income as a result of higher average mortgage-backed securities balance and yield, partly offset by lower average loans receivable balance

Operating income........       29,757     32,497      (8)     Lower net interest income due to lower interest rate spread and higher compensation and employee benefits expenses

Net income..............       17,295     18,959      (9)     Lower operating income

Interest rate spread....         2.93%      3.67%             10 basis points increase in the weighted average yield on interest-
                                                              earning assets, offset by 84 basis points increase in the weighted average rate on interest-bearing liabilities

In 1994, the federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on deposit and loan rates, increased 250 basis points to 5.5%. In the first nine months of 1995, the federal funds rate increased a net 25 basis points to 5.75%.

The demand for mortgage loans has decreased due to the slow real estate market in Hawaii.

Another trend has been the outflow of deposits partly due to competition from money market funds. In the first nine months of 1995, there was a savings outflow of $10 million, offset by interest credited to deposit accounts of $58 million. In 1994, for funding loans and purchasing mortgage-backed securities, ASB turned to higher cost advances from the Federal Home Loan Bank and securities sold under agreements to repurchase. In the first nine months of 1995, securities sold under agreements to repurchase became a more significant source of funds for ASB as they were generally a less costly source of funds than advances from the Federal Home Loan
Bank. Securities sold under agreements to


repurchase and advances, rather than deposits, are increasingly more important sources of funds for ASB and this puts downward pressure on ASB's interest rate spread.

The decrease in interest rate spread can also be attributed to the changing interest rate environment. During 1994 and the first nine months of 1995, generally rising interest rates caused the cost of interest-bearing liabilities to increase. However, the average yield on interest-earning assets for 1994 decreased 48 basis points compared to 1993 due in part to 1993's refinancings and the lag in the repricing of adjustable loans and mortgage-backed securities. The average yield for the first nine months of 1995 increased only 10 basis points over the first nine months of 1994 as the repricing of interest-earning assets lagged the repricing of interest-bearing liabilities. Further, the flattening of the yield curve also contributed to the decrease in ASB's interest rate spread. In the future, ASB's cost of interest-bearing liabilities may further increase, which may result in a decreased interest rate spread and lower net interest income. If interest rates stabilize and the yield curve widens, however, ASB's spread is expected to improve.


OTHER
-----                              Three months ended
                                      September 30,
                                   ------------------
(in thousands)                      1995       1994      % change    Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------
Revenues ......................    $11,844    $15,103      (22)      HEIIC pre-tax loss on disposition of a
                                                                     leveraged lease investment ($2 million),
                                                                     MPC's Baldwin* Malama lower unit sales
                                                                     and freight transportation subsidiaries'
                                                                     lower contract tows and harbor assists

Operating loss ................     (3,685)      (301)      NM       HEIIC pre-tax loss on disposition of a
                                                                     leveraged lease investment, freight
                                                                     transportation subsidiaries' lower
                                                                     contract tows and harbor assists and
                                                                     higher maintenance expense and startup
                                                                     costs of HEIPC

                                   Nine months ended
                                     September 30,
                                   ------------------
(in thousands)                      1995       1994      % change    Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------
Revenues ......................    $38,666    $41,589       (7)      MPC deferral of agreement of sales
                                                                     revenues and reduced margins from joint
                                                                     venture sales and HEIIC's loss on
                                                                     disposition of a leveraged lease
                                                                     investment, partly offset by YB's higher
                                                                     general freight and interstate revenues

Operating loss ................     (7,086)    (3,378)      NM       HEIIC loss on disposition of a leveraged
                                                                     lease investment, startup costs of HEIPC
                                                                     and real estate activity losses

NM  Not meaningful

The "Other" business segment includes results of operations from HTB and its subsidiary, YB, which are maritime freight transportation companies; HEIIC, which is a company primarily holding investments in leveraged leases; MPC and its subsidiaries, which are real estate investment and development companies; PECS, which is an inactive energy service company; HEIPC, which is a company formed in March 1995 to pursue independent power projects in Asia and the Pacific and which will pursue energy conservation projects in place of PECS; HEI and HEIDI, which are holding companies; and eliminations of intercompany transactions.

REAL ESTATE

In 1994 and the first nine months of 1995, MPC's real estate development activities were adversely impacted by economic conditions. The real estate market continued to experience slowdowns due to the weakness in Hawaii's economy. It is not expected that there will be significant growth in Hawaii's economy or a rebound in Hawaii's real estate market in the near term, although the recent decline in mortgage interest rates enhances the relative affordability of Hawaii real estate. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects. For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

OTHER

In 1995, HEIPC and its joint venture partners submitted bids on two foreign independent power projects. To date, the bids have not been awarded. It is anticipated that future independent power projects will be financed largely with project debt.

DISCONTINUED OPERATIONS
-----------------------

See note (7) in HEI's "Notes to consolidated financial statements" for information on the discontinued operations of HIG.

ACCOUNTING CHANGES
------------------

For discussions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," see note (6) in HEI's "Notes to consolidated financial statements" and note (4) in HECO's "Notes to consolidated financial statements." For a discussion of SFAS No. 122, "Accounting for Mortgage Servicing Rights" and SFAS No. 123, "Accounting for Stock-Based Compensation," see note (6) in HEI's "Notes to consolidated financial statements."


                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company and consolidated HECO believe that their ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund their construction programs and to cover debt retirements and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI was as follows:

(in millions)                                 September  30, 1995     December 31, 1994
----------------------------------------------------------------------------------------
Short-term borrowings...................        $  180      11%        $  137       8%
Long-term debt..........................           754      43            718      44
Preferred stock of electric utility
 subsidiaries...........................            91       5             93       6
Common stock equity.....................           721      41            682      42
                                                ------     ---         ------     ---
                                                $1,746     100%        $1,630     100%
                                                ======     ===         ======     ===

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank are not included in the table above.

In May 1995, Standard & Poor's (S&P) raised HECO's unsecured notes rating to "BBB+" from the previous rating of "BBB." S&P announced that it had redefined its criteria for distinguishing senior and junior issues of a corporate borrower and changed the ratings of about 50 entities. S&P said the rating changes in no way reflect any reassessment of the issuers' fundamental credit quality.

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

For the first nine months of 1995, net cash provided by operating activities was $100 million. Net cash used in investing activities was $325 million, largely due to ASB's loan originations and consolidated HECO's capital expenditures. Net cash provided by financing activities was $223 million, due primarily to a net increase in securities sold under agreements to repurchase, long-term debt, deposit liabilities and short-term borrowings, partly offset by a net decrease in advances from Federal Home Loan Bank and by common stock dividends.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

ELECTRIC UTILITY
----------------

HECO's consolidated capital structure was as follows:

(in millions)                               September 30, 1995    December 31, 1994
-------------------------------------------------------------------------------------
Short-term borrowings from
 nonaffiliates and affiliate..............   $  151       11%       $  118       9%
Long-term debt, net.......................      527       37           489      37
Preferred stock...........................       91        6            93       7
Common stock equity.......................      667       46           634      47
                                             ------      ---        ------     ---
                                             $1,436      100%       $1,334     100%
                                             ======      ===        ======     ===

Operating activities provided $91 million in net cash during the first nine months of 1995. Investing activities used cash of $138 million primarily for capital expenditures net of contributions in aid of construction. Financing activities provided cash of $36 million primarily from net increases in long-term debt (i.e., the drawdown of revenue bond proceeds, net of the repayments of long-term debt) and short-term borrowings, offset by common and preferred dividends.

In January 1995, the Department of Budget and Finance of the State of Hawaii issued tax-exempt special purpose revenue bonds in the principal amount of $47 million, with a maturity of 30 years and a fixed coupon interest rate of 6.60%, and loaned the proceeds from the sale to HECO, HELCO and MECO. The bonds were issued at a discount, resulting in a yield of approximately 6.75%. As of September 30, 1995, an additional $170 million of revenue bonds had been authorized by the Hawaii Legislature for issuance prior to the end of 1997.

SAVINGS BANK
------------


(in millions)                                September 30, 1995    December 31, 1994        %
-------------------------------------------------------------------------------------------------
Assets...........................................   $3,307               $3,116             6%
Mortgage-backed securities.......................    1,318                1,067            24
Loans receivable, net............................    1,756                1,824            (4)
Deposit liabilities..............................    2,177                2,129             2
Securities sold under agreements to
 repurchase......................................      329                  123           167
Advances from Federal Home Loan Bank.............      540                  616           (12)

At June 30, 1995, ASB was the fourth largest financial institution in the state based on total assets of $3.2 billion and the third largest financial institution based on deposits of $2.2 billion. The 24% increase in mortgage-backed securities in the first nine months of 1995 was primarily due to the securitization of $223 million of loans receivable. Under OTS rules, these securitized loans (i.e., Federal National Mortgage Association mortgage-backed securities) require less capital than loans receivable. Thus, ASB has securitized loans to support its recent growth.

For the first nine months of 1995, cash used in ASB's investing activities was $183 million, due largely to the origination of loans receivable and purchase of mortgage-backed securities, partly offset by principal repayments. Cash provided by financing activities was $165 million as a result of a net increase of $204 million in securities sold under agreements to repurchase and a $48 million increase in deposit liabilities, partly offset by a net decrease of $77 million in advances from the Federal Home Loan Bank of Seattle and by common stock dividends of $10 million.

As of September 30, 1995, ASB was in full compliance with the OTS minimum capital requirements (noted in parenthesis) with a tangible capital ratio of 5.0% (1.5%), a core capital ratio of 5.1% (3.0%) and a risk-based capital ratio of 11.8% (8.0%).

The OTS has adopted a rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement effective January 1, 1994. The OTS, however, announced its intention to delay implementation of the IRR capital deduction until it can finalize an appeals process for institutions subject to such deductions. Institutions with an "above normal" level of IRR exposure will be required to deduct an amount from total capital and may be required to hold additional capital. As of September 30, 1995, ASB would not have been required to deduct an amount from total capital or to hold additional capital if the rule adding the IRR component had been implemented.

Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not "well-capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 1995, ASB was "well-capitalized" (ratio requirements noted in parenthesis) with a leverage ratio of 5.1% (5.0%), a Tier-1 risk-based ratio of 11.3% (6.0%) and a total risk-based ratio of 11.8% (10%).

For a discussion of proposed legislation affecting financial institutions, see note (3) in HEI's "Notes to consolidated financial statements."


                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There are no significant developments except as set forth in HEI's and HECO's "Notes to consolidated financial statements," management's discussion and analysis of financial condition and results of operations and Item 5, "Other information."

ITEM 5.  OTHER INFORMATION
--------------------------

A.  HECO's President and Chief Executive Officer's retirement

On September 1, 1995, Harwood. D. Williamson, 63 years old, retired from the positions of HEI Senior Vice President and HECO President and Chief Executive Officer. T. Michael May, 48 years old and former HECO Senior Vice President, succeeded Mr. Williamson in these positions.

B.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS



    Nine months                             Years Ended December 31,
      ended                       --------------------------------------------
 September 30, 1995                       1994  1993  1992  1991  1990
 ------------------                       ----  ----  ----  ----  ----
      2.03                                2.22  2.25  2.08  1.99  1.76
      ====                                ====  ====  ====  ====  ====

  RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS

    Nine months                             Years Ended December 31,
      ended                       --------------------------------------------
 September 30, 1995                        1994  1993  1992  1991  1990
 ------------------                        ----  ----  ----  ----  ----
      1.62                                 1.69  1.65  1.50  1.46  1.39
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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

RATIO OF EARNINGS TO FIXED CHARGES

    Nine months                               Years Ended December 31,
      ended                    ------------------------------------------------
 September 30, 1995              1994       1993      1992      1991      1990
--------------------             ----       ----      ----      ----      ----
       3.66                      3.47       3.25      3.03      2.82      2.99
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)   EXHIBITS
HEI                   Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12(a)         Computation of ratio of earnings to fixed charges,
                      nine months ended September 30, 1995 and 1994

HECO                  Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12(b)         Computation of ratio of earnings to fixed charges,
                      nine months ended September 30, 1995 and 1994

HEI                   Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27(a)         Financial data schedule, September 30, 1995 and
                      nine months ended September 30, 1995

HECO                  Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27(b)         Financial data schedule, September 30, 1995 and
                      nine months ended September 30, 1995

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


HAWAIIAN ELECTRIC INDUSTRIES, INC.       HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                          (Registrant)



By /s/ Robert F. Mougeot                 By /s/ Paul Oyer
   ----------------------------             -------------------------------
   Robert F. Mougeot                        Paul A. Oyer
   Financial Vice President and             Financial Vice President and
     Chief Financial Officer                  Treasurer
   (Principal Financial Officer             (Principal Financial Officer of
     of HEI)                                  HECO)

Date:  November 7, 1995                  Date:  November 7, 1995