Form 10-Q
period 1996-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC
filed 1996-05-13
CIK 354707

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996
                                       OR
           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

            HAWAIIAN ELECTRIC INDUSTRIES, INC. ----- (808) 543-5662
             HAWAIIAN ELECTRIC COMPANY, INC. ------- (808) 543-7771
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)
===============================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x    No
                                          ----    ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                             Outstanding May 1, 1996
- -------------------------------------------------------------------------------

Hawaiian Electric Industries,
Inc. (Without Par Value)...........     30,136,062 Shares

Hawaiian Electric Company, Inc.
($6 2/3 Par Value). ...............     12,302,657 Shares (not publicly traded)
===============================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 1996

                                     INDEX

                                                                        PAGE NO.
Glossary of terms........................................................... ii

                         PART I.  FINANCIAL INFORMATION

Item  1.  Financial statements

          Hawaiian Electric Industries, Inc. and subsidiaries
          ---------------------------------------------------

          Consolidated balance sheets (unaudited) - March 31, 1996
           and December 31, 1995............................................  1

          Consolidated statements of income (unaudited) - three months ended March 31, 1996 and 1995....................................  2

          Consolidated statements of retained earnings (unaudited) - three months ended March 31, 1996 and 1995.............................  2

          Consolidated statements of cash flows (unaudited) - three months ended March 31, 1996 and 1995....................................  3

          Notes to consolidated financial statements (unaudited)............  4

          Hawaiian Electric Company, Inc. and subsidiaries
          ------------------------------------------------

          Consolidated balance sheets (unaudited) - March 31, 1996
           and December 31, 1995............................................  9

          Consolidated statements of income (unaudited) - three months ended March 31, 1996 and 1995.................................... 10

          Consolidated statements of retained earnings (unaudited) -
           three months ended March 31, 1996 and 1995....................... 10

          Consolidated statements of cash flows (unaudited) - three months ended March 31, 1996 and 1995.................................... 11

          Notes to consolidated financial statements (unaudited)............ 12

Item 2.   Management's discussion and analysis of financial condition and results of operations........................................ 16

                          PART II.  OTHER INFORMATION

Item 1.   Legal proceedings................................................. 22
Item 4.   Submission of matters to a vote of security holders............... 22
Item 5.   Other information................................................. 23
Item 6.   Exhibits and reports on Form 8-K.................................. 25
Signatures.................................................................. 25

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended March 31, 1996

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

BIF                             Bank Insurance Fund

BLNR Board of Land and Natural Resources of the State of Hawaii

CDUP                            Conservation District Use Permit amendment

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

D&O                             Decision and Order

DOH                             Department of Health of the State of Hawaii

DSM                             Demand-side management

EPA                             Environmental Protection Agency - federal

FASB                            Financial Accounting Standards Board

FDIC                            Federal Deposit Insurance Corporation

FHLB                            Federal Home Loan Bank

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

TERMS         DEFINITIONS
- -----         -----------
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

HTB           Hawaiian Tug & Barge Corp., a wholly owned subsidiary of Hawaiian
              Electric Industries, Inc. and parent company of Young Brothers,
              Limited

IPP           Independent power producer

IRR           Interest rate risk

KCP           Kawaihae Cogeneration Partners

KWH           Kilowatthour

MECO Maui Electric Company, Limited, a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

MPC           Malama Pacific Corp., a wholly owned subsidiary of Hawaiian
              Electric Industries, Inc. and parent company of several real estate subsidiaries

MW            Megawatt

OTS           Office of Thrift Supervision, Department of Treasury

PSD           Prevention of Significant Deterioration/Covered Source Permit

PUC           Public Utilities Commission of the State of Hawaii

ROACE         Return on average common equity

SAIF          Savings Association Insurance Fund

SEC           Securities and Exchange Commission

SFAS          Statement of Financial Accounting Standards

YB            Young Brothers, Limited, a wholly owned subsidiary of Hawaiian Tug
              & Barge Corp.

                        PART I - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                             March 31,        December 31,
(in thousands)                                  1996              1995
- ----------------------------------------------------------------------------
ASSETS
Cash and equivalents....................       $   88,059         $  130,833
Accounts receivable and unbilled
 revenues, net..........................          123,765            142,505
Inventories, at average cost............           38,533             35,258
Real estate developments................           35,758             35,023
Marketable securities...................        1,457,756          1,479,552
Other investments.......................           74,208             74,325
Loans receivable, net...................        1,753,366          1,687,801
Property, plant and equipment, net of
 accumulated depreciation of
 $835,162 and $815,547..................        1,829,795          1,808,195
Regulatory assets.......................          102,520             99,693
Other...................................           69,603             69,315
Goodwill and other intangibles..........           40,192             41,245
                                               ----------         ----------
                                               $5,613,555         $5,603,745
                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable........................       $   92,997         $   94,806
Deposit liabilities.....................        2,257,011          2,223,755
Short-term borrowings...................          206,573            181,825
Securities sold under agreements to
 repurchase.............................          455,337            412,521
Advances from Federal Home Loan Bank....          424,274            501,274
Long-term debt..........................          753,497            758,463
Deferred income taxes...................          183,660            182,101
Unamortized tax credits.................           47,473             46,965
Contributions in aid of construction....          192,438            191,854
Other...................................          171,830            190,535
                                               ----------         ----------
                                                4,785,090          4,784,099
                                               ----------         ----------
PREFERRED STOCK OF ELECTRIC UTILITY
 SUBSIDIARIES
Subject to mandatory redemption.........           39,350             41,750
Not subject to mandatory redemption.....           48,293             48,293
                                               ----------         ----------
                                                   87,643             90,043
                                               ----------         ----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
 authorized 10,000 shares;
      issued:  none.....................               --                 --
Common stock, no par value, authorized
 100,000 shares; issued and outstanding
 30,053 shares and 29,773 shares........          595,650            585,387
Retained earnings.......................          145,172            144,216
                                               ----------         ----------
                                                  740,822            729,603
                                               ----------         ----------
                                               $5,613,555         $5,603,745
                                               ==========         ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts       Three months ended March 31,
 and ratio of earnings to fixed charges)   ----------------------------------
                                                   1996               1995
- -----------------------------------------------------------------------------
REVENUES
Electric utility........................          $247,837           $232,521
Savings bank............................            65,792             60,717
Other...................................            12,540             13,036
                                                  --------           --------
                                                   326,169            306,274
                                                  --------           --------
EXPENSES
Electric utility........................           209,098            197,108
Savings bank............................            55,836             50,492
Other...................................            14,500             14,365
                                                  --------           --------
                                                   279,434            261,965
                                                  --------           --------
OPERATING INCOME (LOSS)
Electric utility........................            38,739             35,413
Savings bank............................             9,956             10,225
Other...................................            (1,960)            (1,329)
                                                  --------           --------
                                                    46,735             44,309
                                                  --------           --------

Interest expense--electric utility and
 other..................................           (16,159)           (14,952)
Allowance for borrowed funds used
 during construction....................             1,350              1,167
Preferred stock dividends of electric
 utility subsidiaries...................            (1,675)            (1,731)
Allowance for equity funds used during
 construction...........................             2,651              2,367
                                                  --------           --------
INCOME BEFORE INCOME TAXES..............            32,902             31,160
Income taxes............................            14,033             13,313
                                                  --------           --------
NET INCOME..............................          $ 18,869           $ 17,847
                                                  ========           ========

Earnings per common share...............             $0.63              $0.62
                                                  ========           ========
Dividends per common share..............             $0.60              $0.59
                                                  ========           ========
Weighted average number of common
 shares outstanding.....................            29,884             28,772
                                                  ========           ========

Ratio of earnings to fixed charges (SEC
 method)
  Excluding interest on ASB deposits....              1.91               1.93
                                                  ========           ========
  Including interest on ASB deposits....              1.54               1.56
                                                  ========           ========

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)

                                              Three months ended March 31,
                                           ----------------------------------
(in thousands)                                        1996               1995
- ----------------------------------------   ----------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD..          $144,216           $135,835
Net income..............................            18,869             17,847
Common stock dividends..................           (17,913)           (16,970)
                                                  --------           --------
RETAINED EARNINGS, END OF PERIOD........          $145,172           $136,712
                                                  ========           ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                               Three months ended
                                                    March 31,
                                           --------------------------
(in thousands)                                 1996           1995
- ---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................     $  18,869      $  17,847
Adjustments to reconcile net income to
 net cash provided by operating
 activities
   Depreciation and amortization of
     property, plant and equipment......        20,579         19,177
   Other amortization...................         2,155           (487)
   Deferred income taxes and tax
     credits, net.......................         2,657          3,208
   Allowance for equity funds used
     during construction................        (2,651)        (2,367)
   Changes in assets and liabilities
       Decrease in accounts receivable
         and unbilled revenues, net.....        18,740          6,817
       Decrease (increase) in
         inventories....................        (3,275)         7,169
       Increase in regulatory assets....          (858)        (1,303)
       Decrease in accounts payable.....        (1,809)        (7,756)
       Changes in other assets and
         liabilities....................       (18,617)        (4,691)
                                             ---------      ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES.............................        35,790         37,614
                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and
  purchased.............................      (107,907)       (84,121)
Principal repayments on loans receivable        41,754         30,096
Proceeds from sale of loans receivable..           675          2,413
Held-to-maturity mortgage-backed
  securities purchased..................       (65,112)        (9,793)
Principal repayments on
  held-to-maturity mortgage-backed
  securities............................        87,104         30,032
Capital expenditures....................       (40,920)       (51,157)
Contributions in aid of construction....         2,460          2,173
Other...................................            21            140
                                             ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES...       (81,925)       (80,217)
                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit
  liabilities...........................        33,256        (20,497)
Net increase (decrease) in short-term
  borrowings with original maturities of
  three months or less..................        25,063         (5,259)
Proceeds from other short-term
  borrowings............................            76            252
Repayment of other short-term borrowings          (391)          (521)
Proceeds from securities sold under
  agreements to repurchase..............        95,100         98,000
Repurchase of securities sold under
  agreements to repurchase..............       (53,500)       (23,636)
Proceeds from advances from Federal
  Home Loan Bank........................            --        185,500
Principal payments on advances from
  Federal Home Loan Bank................       (77,000)      (183,500)
Proceeds from issuance of long-term debt        10,009         36,815
Repayment of long-term debt.............       (15,000)       (12,400)
Redemption of electric utility
  subsidiaries' preferred stock.........        (2,400)        (1,404)
Net proceeds from issuance of common
  stock.................................         4,712          5,009
Common stock dividends..................       (12,380)       (12,236)
Other...................................        (4,184)        (3,720)
                                             ---------      ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES.............................         3,361         62,403
                                             ---------      ---------

Net increase (decrease) in cash and
  equivalents...........................       (42,774)        19,800
Cash and equivalents, beginning of
  period................................       130,833         87,623
                                             ---------      ---------
CASH AND EQUIVALENTS, END OF PERIOD.....     $  88,059      $ 107,423
                                             =========      =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996 and 1995
(Unaudited)
- -------------------------------------------------------------------------------

(1)  ACCOUNTING STATEMENT
- -------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEIs Annual Report on SEC Form 10-K for the year ended December 31, 1995.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of March 31, 1996 and December 31, 1995, and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  ELECTRIC UTILITY SUBSIDIARY
- --------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 9 through 15.

(3)  SAVINGS BANK SUBSIDIARY
- ----------------------------
SELECTED CONSOLIDATED FINANCIAL INFORMATION
American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                            Three months ended
                                                March 31,
                                        -----------------------
(in thousands)                                 1996        1995
- ---------------------------------------------------------------
Interest income.........................   $ 62,080    $ 57,633
Interest expense........................     37,538      32,975
                                           --------    --------
NET INTEREST INCOME.....................     24,542      24,658
Provision for loan losses...............       (420)       (385)
Other income............................      3,712       3,084
Operating, administrative and general
 expenses...............................    (17,878)    (17,132)
                                           --------    --------
OPERATING INCOME........................      9,956      10,225
Income taxes............................      4,166       4,276
                                           --------    --------
NET INCOME..............................   $  5,790    $  5,949
                                           ========    ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                                 March 31,       December 31,
(in thousands)                                     1996              1995
- -----------------------------------------------------------------------------
ASSETS
Cash and equivalents....................       $   84,576          $  129,678
Held-to-maturity investment securities..           35,367              34,720
Held-to-maturity mortgage-backed
 securities.............................        1,422,389           1,444,832
Loans receivable, net...................        1,753,366           1,687,801
Other...................................           75,098              75,150
Goodwill and other intangibles..........           40,192              41,245
                                               ----------          ----------
                                               $3,410,988          $3,413,426
                                               ==========          ==========
LIABILITIES AND EQUITY
Deposit liabilities.....................       $2,257,011          $2,223,755
Securities sold under agreements to
 repurchase.............................          455,337             412,521
Advances from Federal Home Loan Bank....          424,274             501,274
Other...................................           53,723              57,973
                                               ----------          ----------
                                                3,190,345           3,195,523
Common stock equity.....................          220,643             217,903
                                               ----------          ----------
                                               $3,410,988          $3,413,426
                                               ==========          ==========

PROPOSED LEGISLATION AFFECTING FINANCIAL INSTITUTIONS

The deposit accounts of ASB and other thrifts are insured by the Savings Association Insurance Fund (SAIF). The deposit accounts of commercial banks are insured by the Bank Insurance Fund (BIF). The SAIF and BIF are administered by the Federal Deposit Insurance Corporation (FDIC). In order to capitalize these funds, thrifts and banks have in the past paid costs of insurance ranging from 23 cents to 31 cents per $100 of deposits. However, under existing law, the FDIC may reduce these assessment rates when the SAIF and BIF individually reach a designated 1.25% reserve ratio. The BIF reached the designated reserve ratio in 1995, but the SAIF is unlikely to do so at present insurance rates for several years. Effective in January 1996, well-capitalized banks pay only the legally required annual minimum of $2,000 for BIF insurance. For all other BIF institutions, the FDIC deposit insurance assessment rates range from 3 to 27 cents per $100 of deposits. While the FDIC reduced the deposit assessments paid by banks, it maintained the 23 to 31 cents per $100 of deposits assessment for thrifts, depending on their risk classification. This disparity places ASB and other thrifts at a disadvantage in competing with commercial banks.

There have been a number of legislative proposals to address this situation, including making a one-time or phased-in assessment of thrifts to permit capitalization of the SAIF up to required levels, followed by a merger of the two funds; eliminating or reducing the disparity in the assessment rates paid by banks or thrifts if the SAIF is recapitalized through the assessment; and merging bank and thrift charters. Certain of these proposals, if adopted, could have a material adverse effect on the Company. For example, if a one-time assessment of 85 cents for every $100 of deposits is imposed, it is estimated that ASB would be assessed approximately $18 million on a pretax basis ($11 million after-tax), based on ASB's deposit liabilities as of March 31, 1995. If thrift and bank charters are merged, HEI and its other subsidiaries might become subject to the restrictions on the permissible activities of a bank holding company. While certain of the proposals under consideration would grandfather the activities of existing savings and loan holding companies, management cannot predict whether or in what form any of these proposals might ultimately be adopted or the extent to which the business of the Company or ASB might be affected.

(4)  REAL ESTATE SUBSIDIARY
- ---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $50 million at March 31, 1996 and December 31, 1995. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects.

At March 31, 1996, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $2.3 million of outstanding loans and $0.1 million of additional undrawn loan facilities and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $5.5 million of outstanding loans and $4.3 million of additional undrawn loan facilities. All such loans are collateralized by real property. At March 31, 1996, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $10.0 million was outstanding and $5.5 million was undrawn, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

(5)  CASH FLOWS
- ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) for interest (net of capitalized amounts) and income taxes was as follows:

                                                           Three months ended
                                                                March 31,
                                                          --------------------
(in thousands)                                               1996       1995
- ------------------------------------------------------------------------------
Interest (including interest paid by
 savings bank, but excluding interest paid on
 nonrecourse debt on leveraged leases)...................... $49,203    $39,546
                                                             =======    =======

Interest on nonrecourse debt from leveraged leases.......... $   182    $   239
                                                             =======    =======

Income taxes................................................ $   860    $  (681)
                                                             =======    =======

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

In the three months ended March 31, 1995, ASB received $223 million in mortgage-backed securities in exchange for loans.

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $5.5 million and $4.7 million for the three months ended March 31, 1996 and 1995, respectively.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $2.7 million and $2.4 million for the three months ended March 31, 1996 and 1995, respectively.

(6)  ACCOUNTING CHANGES--1996 IMPLEMENTATION
- --------------------------------------------

LONG-LIVED ASSETS

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

Generally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 also requires that a rate-regulated enterprise recognize an impairment loss for the amount of costs excluded by a regulator from the enterprise's rate base. The Company adopted the provisions of SFAS No. 121 on January 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

MORTGAGE SERVICING RIGHTS

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires that a mortgage banking enterprise (as defined) that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values, if it is practicable to estimate those fair values. ASB adopted the provisions of SFAS No. 122 on January 1, 1996. The adoption of SFAS No. 122 did not have a material effect on the Company's financial condition or results of operations.

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS No. 123 requires footnote disclosure of proforma net income and earnings per share information as if the fair value based method had been adopted. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will comply with the disclosure requirements of SFAS No. 123 in its annual financial statements for 1996.

(7)  DISCONTINUED OPERATIONS
- ----------------------------

THE HAWAIIAN INSURANCE & GUARANTY COMPANY, LIMITED

The Hawaiian Insurance & Guaranty Company, Limited (HIG) and its subsidiaries (collectively, the HIG Group) are property and casualty insurance companies. HEIDI was the holder of record of all the common stock of HIG until August 16, 1994. In December 1992, due to a significant increase in the estimate of policyholder claims from Hurricane Iniki, the HEI Board of Directors concluded it would not contribute additional capital to HIG and the remaining investment in the HIG Group was written off. On December 24, 1992, a formal rehabilitation order vested full control over the HIG Group in the Insurance Commissioner of the State of Hawaii (the Rehabilitator) and her deputies.

On April 12, 1993, the Rehabilitator, the HIG Group and others filed a complaint against HEI, HEIDI and others. The complaint, which was subsequently amended, set forth several separate counts, including claims that directors and officers of HEI, HEIDI and the HIG Group were responsible for the losses suffered by the HIG Group and claims that HEI and/or HEIDI should be held liable for HIG's obligations. The lawsuit was settled in early 1994 and $32 million was disbursed to the Rehabilitator. In exchange, all the plaintiffs released their claims against HEI, its affiliates and their past and present officers and directors.

The $32 million settlement amount, less income tax benefits and certain amounts recognized in previously established reserves, resulted in a $15 million after-tax charge to discontinued operations in 1993. HEI and HEIDI are seeking reimbursement for the settlement and defense costs from their insurance carriers. One of the insurance carriers filed a declaratory relief action in the U.S. District Court for Hawaii seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI filed counterclaims. On December 15, 1995, the judge ruled on motions for partial summary judgment that had been argued in June 1995. The District Court found that HEI and HEIDI did not breach their insurance contract and that the settlement they entered into was reasonable. Among the issues left for consideration by the District Court include plaintiff's defense of allocation. A trial date has not yet been set. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

(8)  CONTINGENCIES
- ------------------

ENVIRONMENTAL REGULATION--HAZARDOUS WASTE AND TOXIC SUBSTANCES CONTROL

By letters in January and February 1995, the DOH advised HECO, HTB, YB and others that the DOH was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH letter to HECO requested information regarding past hazardous substances and oil spills that may have occurred at HECO's Honolulu power plant and nearby fuel storage and pipeline facilities, which are located near Honolulu Harbor. HECO submitted a response to the DOH on April 28, 1995. The DOH letters to HTB and YB requested information regarding past hazardous substances and oil spills that may have occurred at Pier 21 and Piers 24-29 in Honolulu Harbor. HTB and YB provided responses to the DOH letters. Based on a limited review of the responses received from HECO, HTB, YB and others, the DOH issued letters on December 18, 1995, indicating that the DOH has identified a number of parties, including HECO, HTB and YB, who appear to be either potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties on January 24, 1996 to inform them of its findings and to establish the framework to determine remedial and cleanup requirements. The DOH's goal is the formation of a voluntary response group comprised of these identified parties. The Honolulu Harbor area of investigation was divided into four units, with the highest priority area (Iwilei Area) to be addressed first. The DOH met again with the identified parties in March and May 1996. Because the process for determining appropriate remedial and cleanup action, if any, is at an early stage, management cannot predict at this time the costs of future site analysis, remediation and cleanup requirements, if any, nor can it estimate when such costs, if any, would be incurred. Certain of the costs incurred, if any, may be claimed and covered under existing insurance policies, but such coverage is not determinable at this time.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)


                                                               March 31,            December 31,
(in thousands, except par value)                                 1996                   1995
- ------------------------------------------------------------------------------------------------
ASSETS
Utility plant, at cost
   Property, plant and equipment............................    $2,318,132            $2,291,545
   Construction in progress.................................       204,320               191,460
   Less--accumulated depreciation...........................      (780,222)             (762,770)
                                                                ----------            ----------
         NET UTILITY PLANT..................................     1,742,230             1,720,235
                                                                ----------            ----------
Current assets
   Cash and equivalents.....................................         1,693                    20
   Customer accounts receivable, net........................        59,619                67,698
   Accrued unbilled revenues, net...........................        34,143                43,695
   Other accounts receivable, net...........................         3,831                 5,355
   Fuel oil stock, at average cost..........................        16,262                13,469
   Materials and supplies, at average cost..................        20,881                20,538
   Prepayments and other....................................         2,586                 2,297
                                                                ----------            ----------
         TOTAL CURRENT ASSETS...............................       139,015               153,072
                                                                ----------            ----------
Other assets
   Regulatory assets........................................        99,980                97,114
   Other....................................................        45,578                45,862
                                                                ----------            ----------
         TOTAL OTHER ASSETS.................................       145,558               142,976
                                                                ----------            ----------
                                                                $2,026,803            $2,016,283
                                                                ==========            ==========

CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,303 shares..............    $   82,031            $   82,031
   Premium on capital stock.................................       271,466               271,449
   Retained earnings........................................       349,910               343,425
                                                                ----------            ----------
         COMMON STOCK EQUITY................................       703,407               696,905
   Cumulative preferred stock
      Not subject to mandatory redemption...................        48,293                48,293
      Subject to mandatory redemption.......................        37,555                39,955
   Long-term debt, net......................................       474,243               487,306
                                                                ----------            ----------
         TOTAL CAPITALIZATION...............................     1,263,498             1,272,459
                                                                ----------            ----------
Current liabilities
   Long-term debt due within one year.......................        43,000                29,903
   Preferred stock sinking fund requirements................         1,795                 1,795
   Short-term borrowings - nonaffiliates....................       151,010               131,753
   Short-term borrowings - affiliate........................         6,000                 7,000
   Accounts payable.........................................        50,345                48,691
   Interest and preferred dividends payable.................        11,893                 9,954
   Taxes accrued............................................        37,595                42,968
   Other....................................................        23,077                37,573
                                                                ----------            ----------
         TOTAL CURRENT LIABILITIES..........................       324,715               309,637
                                                                ----------            ----------
Deferred credits and other liabilities
   Deferred income taxes....................................       117,826               116,963
   Unamortized tax credits..................................        46,440                45,935
   Other....................................................        81,886                79,435
                                                                ----------            ----------
         TOTAL DEFERRED CREDITS AND OTHER LIABILITIES.......       246,152               242,333
                                                                ----------            ----------
Contributions in aid of construction........................       192,438               191,854
                                                                ----------            ----------
                                                                $2,026,803            $2,016,283
                                                                ==========            ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)


                                                                       Three months ended
                                                                            March 31,
                                                                  --------------------------
(in thousands, except for ratio of earnings to fixed charges)       1996             1995
- --------------------------------------------------------------------------------------------

OPERATING REVENUES............................................    $245,944          $231,176
                                                                  --------          --------

OPERATING EXPENSES
Fuel oil......................................................      53,622            48,477
Purchased power...............................................      67,807            63,853
Other operation...............................................      33,591            34,183
Maintenance...................................................      11,945            11,222
Depreciation and amortization.................................      18,343            16,982
Taxes, other than income taxes................................      23,708            22,079
Income taxes..................................................      12,233            11,174
                                                                  --------          --------
                                                                   221,249           207,970
                                                                  --------          --------
OPERATING INCOME..............................................      24,695            23,206
                                                                  --------          --------

OTHER INCOME
Allowance for equity funds used during
 construction.................................................       2,651             2,367
Other, net....................................................       1,851             1,237
                                                                  --------          --------
                                                                     4,502             3,604
                                                                  --------          --------
INCOME BEFORE INTEREST AND OTHER CHARGES......................      29,197            26,810
                                                                  --------          --------

INTEREST AND OTHER CHARGES
Interest on long-term debt....................................       8,528             8,078
Amortization of net bond premium and
 expense......................................................         315               314
Other interest charges........................................       2,490             2,054
Allowance for borrowed funds used
 during construction..........................................      (1,350)           (1,167)
Preferred stock dividends of
 subsidiaries.................................................         702               692
                                                                  --------          --------
                                                                    10,685             9,971
                                                                  --------          --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS
 OF HECO......................................................      18,512            16,839
Preferred stock dividends of HECO.............................         973             1,039
                                                                  --------          --------
NET INCOME FOR COMMON STOCK...................................    $ 17,539          $ 15,800
                                                                  ========          ========
Ratio of earnings to fixed charges (SEC
 method)......................................................        3.32              3.27
                                                                  ========          ========


Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                       Three months ended
                                                                            March 31,
                                                                  --------------------------
(in thousands)                                                      1996             1995
- --------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD........................    $343,425          $308,535
Net income for common stock...................................      17,539            15,800
Common stock dividends........................................     (11,054)           (8,927)
                                                                  --------          --------
RETAINED EARNINGS, END OF PERIOD..............................    $349,910          $315,408
                                                                  ========          ========

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                               Three months ended
                                                                    March 31,
                                                           -----------------------
(in thousands)                                                  1996        1995
- ----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends
 of HECO....................................................  $ 18,512    $ 16,839
Adjustments to reconcile income before  preferred stock
 dividends of HECO to net cash provided by operating
 activities
  Depreciation and amortization of  property, plant
    and equipment...........................................    18,343      16,982
  Other amortization........................................     1,219         750
  Deferred income taxes.....................................       838         470
  Tax credits, net..........................................       920       1,076
  Allowance for equity funds used during construction.......    (2,651)     (2,367)
  Changes in assets and liabilities
    Decrease in accounts receivable.........................     9,603       5,202
    Decrease in accrued unbilled revenues...................     9,552       2,793
    Decrease (increase) in fuel oil stock...................    (2,793)      8,247
    Increase in materials and supplies......................      (343)     (1,079)
    Increase in regulatory assets...........................      (858)     (1,303)
    Increase (decrease) in accounts payable.................     1,654      (8,938)
    Increase in interest and preferred dividends payable....     1,939       2,323
    Changes in other assets and liabilities.................   (17,201)     (5,796)
                                                              --------    --------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES.................................................    38,734      35,199
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures........................................   (39,046)    (47,319)
Contributions in aid of construction........................     2,460       2,173
Increase in notes receivable................................      (312)         --
                                                              --------    --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (36,898)    (45,146)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends......................................   (11,054)     (8,927)
Preferred stock dividends...................................      (973)     (1,039)
Proceeds from issuance of long-term debt....................         9      36,815
Repayment of long-term debt.................................        --     (11,000)
Redemption of preferred stock...............................    (2,400)     (1,404)
Net increase (decrease) in short-term borrowings from
 nonaffiliates and affiliate with original maturities
 of three months or less....................................    18,257     (11,599)
Other.......................................................    (4,002)     (3,516)
                                                              --------    --------
NET CASH USED IN FINANCING ACTIVITIES.......................      (163)       (670)
                                                              --------    --------

Net increase (decrease) in cash and equivalents.............     1,673     (10,617)
Cash and equivalents, beginning of period...................        20      10,694
                                                              --------    --------
CASH AND EQUIVALENTS, END OF PERIOD.........................  $  1,693    $     77
                                                              ========    ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996 and 1995
(Unaudited)
- -------------------------------------------------------------------------------

(1)  ACCOUNTING STATEMENT
- -------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1995.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments to present fairly the financial position of HECO and its subsidiaries as of March 31, 1996 and December 31, 1995, and the results of their operations and their cash flows for the three months ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  CASH FLOWS
- ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                  Three months ended
                                                        March 31,
                                                  ------------------
(in thousands)                                        1996     1995
- --------------------------------------------------------------------
Interest.......................................      $7,906   $6,038
                                                     ======   ======

Income taxes...................................      $  711   $  582
                                                     ======   ======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $2.7 million and $2.4 million for the three months ended March 31, 1996 and 1995, respectively.

(3)  COMMITMENTS AND CONTINGENCIES
- ----------------------------------

HELCO POWER SITUATION

In 1991, HELCO identified the need for additional generation beginning in 1994 to provide for forecasted load growth while maintaining a satisfactory generation reserve margin, to address uncertainties about future deliveries of power from existing firm power producers and to permit the retirement of older generating units. In the same year, the Hawaii Public Utilities Commission (PUC) issued an order calling for an investigation of the reliability of HELCO's system following service interruptions and rolling blackouts instituted on the island of Hawaii. HELCO added firm capacity to its system in August 1992 (a 20-MW HELCO-owned unit) and in June 1993 (pursuant to a power purchase agreement for 25 MW of firm capacity). HELCO also proceeded with plans to install at its Keahole power plant site two 20-MW combustion turbines (CT-4 and CT-5), followed by an 18-MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56-MW (net) combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994, and in September 1995, the PUC conditionally approved expenditures for CT-5 and ST-7.

Despite HELCO's best efforts to install the necessary additional generation, the schedule for the installation of HELCO's phased combined-cycle unit at HELCO's Keahole power plant site was revised due to delays in obtaining approval of the air quality Prevention of Significant Deterioration/Covered Source Permit (PSD) and the Conservation District Use Permit amendment (CDUP) for the Keahole power plant site.

In late 1995, a contested case hearing with respect to the CDUP was conducted and the hearing officer recommended denial of the CDUP application. On April 22, 1996, the Hawaii Board of Land and Natural Resources (BLNR) issued a written order in which it stated that it had voted 3 in favor and 2 against a motion to accept the hearing officer's recommendation and stating that HELCO's CDUP application was denied. The order stated that the BLNR does not intend to deliberate further or vote again on the matter. HELCO's position is that denial of the CDUP application requires the favorable vote of at least 4 members of the BLNR, that the BLNR's order of April 22, 1996 thus does not operate to deny the application and that the failure of the BLNR to take effective action results in HELCO being entitled to its CDUP by operation of law. HELCO currently intends to vindicate its position through judicial review of the BLNR's order or other appropriate proceedings. These proceedings may delay, if not prevent, installation of HELCO's project at the 15-acre Keahole site.

The Hawaii Department of Health (DOH) forwarded HELCO's PSD permit to the Environmental Protection Agency (EPA) for its approval. In a November 1995 letter to the DOH, the EPA declined to sign HELCO's PSD permit. HELCO requested that the EPA reconsider this decision and the EPA agreed to reconsider based on additional information supplied by HELCO. In a second letter dated February 6, 1996, the EPA set forth information to be considered by HELCO, and HELCO responded to the EPA's positions by letter dated March 8, 1996. By letter dated April 8, the EPA restated its determinations and indicated that further documentation is required from HELCO in order for the EPA to consider HELCO's positions. Information exchange and discussions with the EPA and the DOH are ongoing. If the EPA does not sign a permit forwarded by the DOH, this would delay, if not prevent, HELCO's project.

Two independent power producers (IPPs), Kawaihae Cogeneration Partners (KCP) and Enserch Development Corporation (Enserch), filed separate complaints against HELCO with the PUC, alleging that they are entitled to power purchase contracts to provide HELCO with additional capacity which, under HELCO's current estimates of generating capacity requirements, would be in place of HELCO's planned 56-MW combined-cycle unit at Keahole. In July 1995, the PUC issued a decision and order in the docket involving KCP. In the order, the PUC stated its position on various issues affecting HELCO's avoided cost calculations (several of which were contrary to HELCO's recommendations). In September 1995, HELCO provided proposals to the two IPPs, and further negotiations were undertaken. Status reports on the negotiations with the two IPPs were filed with the PUC at the end of September and October 1995.

In September 1995, the PUC allowed HELCO to continue to pursue construction of and commit expenditures for the second combustion turbine and the steam recovery generator for its planned combined-cycle unit, stating in its order that "no part of the project may be included in HELCO's rate base unless and until the project is in fact installed, and is used and useful for utility purposes." In view of permitting delays and the need for power, the PUC also ordered HELCO to continue negotiating with the IPPs and directed that the facility to be built should be the one that can be most expeditiously put into service at "allowable cost."

On January 26, 1996, the PUC ordered that the KCP docket be reopened and that HELCO and KCP continue in good faith to negotiate a power purchase agreement, file a list of unresolved issues requiring PUC guidance and meet with the PUC on March 27, 1996. Status reports were filed during March and the meeting was held as scheduled. On March 20, 1996, the PUC ordered that HELCO and Enserch file status reports with the PUC and, if requested by either party on or before April 15, 1996, hold a hearing on April 25, 1996. Status reports were filed by Enserch and HELCO during April and the hearing was held as scheduled. Additional written submissions may be made to the PUC by the parties in the Enserch docket by May 21, 1996. The PUC may provide guidance to the IPPs and HELCO concerning certain issues as their negotiations continue.

If HELCO's negotiations with the IPPs result in a power purchase agreement and/or if HELCO's combined-cycle unit is not installed, HELCO may be required to write off a portion of the costs incurred in its efforts to put into service its combined-cycle unit ($44.7 million as of March 31, 1996) if such costs ultimately are not recoverable from customers or others. The $44.7 million includes approximately $26.7 million for equipment and material purchases, approximately $9.4 million for planning, engineering, permitting, site development and other costs and approximately $8.6 million as an allowance for funds used during construction. Management cannot determine at this time whether the negotiations with the IPPs will result in a power purchase agreement, or whether HELCO's combined cycle unit will be installed, or the amount of incurred costs, if any, that may not be recoverable from customers or others.

In June 1995, HELCO filed with the PUC its generation resource contingency plan detailing alternatives and mitigation measures to address possible further delays in obtaining the permits necessary to construct its combined-cycle unit. HELCO has arranged for additional firm capacity to be provided by its existing firm power producers, obtained contracts shifting loads to off-peak hours, begun implementing in January 1996 its energy-efficiency demand-side management programs based on interim PUC approval and deferred generation unit retirements. These measures have helped HELCO maintain its reserve margin and reduce the risk of capacity shortages. HELCO is also proposing installation of up to 6 MW of dispersed diesel generation units that could provide power by late 1996. In January 1996, the PUC opened a generic docket relating to HELCO's contingency plan. Pursuant to the PUC order, HELCO submitted updated information to the PUC on March 18, 1996.

ENVIRONMENTAL REGULATION - HAZARDOUS WASTE AND TOXIC SUBSTANCES CONTROLS

See note (8), "Contingencies," in HEI's "Notes to consolidated financial statements."

INTERIM RATE INCREASES

Amounts recovered under interim rates in excess of final approved rates are subject to refund with interest. At March 31, 1996, previously recorded revenue amounts recognized under interim rate increases and subject to refund were not significant.

(4)  ACCOUNTING CHANGE
- ----------------------

See note (6), "Accounting changes--Long-lived assets," in HEI's "Notes to consolidated financial statements."

(5)  SUMMARIZED FINANCIAL INFORMATION
- -------------------------------------

Summarized financial information for HECO's consolidated subsidiaries, HELCO and MECO, is as follows:

BALANCE SHEET DATA

                                                          HELCO                               MECO
                                           --------------------------------      -------------------------------
                                                 March 31,      December 31,      March 31,          December 31,
(in thousands)                                     1996             1995            1996                1995
- ----------------------------------------------------------------------------------------------------------------
Current assets..........................          $ 25,356       $ 23,485        $ 26,832              $ 27,161
Noncurrent assets.......................           372,517        368,785         317,009               306,191
                                                  --------       --------        --------              --------
                                                  $397,873       $392,270        $343,841              $333,352
                                                  ========       ========        ========              ========

Common stock equity.....................          $136,471       $136,930        $127,087              $126,458
Cumulative preferred stock
  Not subject to mandatory redemption...            10,000         10,000           8,000                 8,000
  Subject to mandatory redemption.......             7,500          7,500           6,055                 6,055
Current liabilities.....................            69,535         64,233          66,778                57,551
Noncurrent liabilities..................           174,367        173,607         135,921               135,288
                                                  --------       --------        --------              --------
                                                  $397,873       $392,270        $343,841              $333,352
                                                  ========       ========        ========              ========

INCOME STATEMENT DATA

                                                          HELCO                                MECO
                                           --------------------------------      -------------------------------
                                                  Three months ended                    Three months ended
                                                       March 31,                             March 31,
                                           --------------------------------      -------------------------------
(in thousands)                                      1996           1995             1996               1995
- ----------------------------------------------------------------------------------------------------------------
Operating revenues......................         $ 35,189       $ 32,695         $ 32,795            $ 29,793
Operating income........................            2,689          3,423            3,930               3,743
Net income for common stock.............            2,139          2,548            3,167               2,289


(6)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
- -------------------------------------------------------------------------
      CONSOLIDATED STATEMENTS OF INCOME
      ----------------------------------


                                                                                       Three months ended
                                                                                            March 31,
                                                                                 -------------------------------
(in thousands)                                                                        1996                1995
- ----------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated activities before income
 taxes (per HEI consolidated statements of income).........................         $ 38,739            $ 35,413

Deduct:
 Income taxes on regulated activities....................................            (12,233)            (11,174)
 Revenues from nonregulated activities...................................             (1,893)             (1,345)
Add:
 Expenses from nonregulated activities...................................                 82                 312
                                                                                    --------            --------
Operating income from regulated activities after income taxes (per HECO
 consolidated statements of income).......................................        $ 24,695              $ 23,206
                                                                                  ========              ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

                             RESULTS OF OPERATIONS

CONSOLIDATED
- ------------


                                Three months ended
                                    March 31,
(in thousands, except per     ----------------------      %        Primary reason(s) for
share amounts)                    1996       1995       change       significant change*
- -------------------------------------------------------------------------------------------------
Revenues.....................   $326,169   $306,274        6       Increases for the electric
                                                                   utility and savings bank segments

Operating income.............     46,735     44,309        5       Increase for the electric utility
                                                                   segment

Net income...................     18,869     17,847        6       Higher operating income, partly
                                                                   offset by higher interest expense
                                                                   due to higher average borrowings

Earnings per common share....   $   0.63   $   0.62        2       See explanation for "net income,"
                                                                   partly offset by an increase in
                                                                   shares outstanding
Weighted average number of
 common shares outstanding...     29,884     28,772        4       Issuances under the Dividend
                                                                   Reinvestment and Stock Purchase
                                                                   Plan and other plans

*  Also see segment discussions which follow.

During the first quarter of 1996, electric rates at HEI's three electric utility subsidiaries were based on lower returns on average common equity (ROACEs) than during the first quarter of 1995. The Hawaii Public Utilities Commission (PUC) decisions and orders (D&Os) issued in December 1995 and the first quarter of 1996 set electric rates based on allowed ROACEs ranging from 11.40% to 11.65%, compared with ROACEs greater than 12% in effect in the first quarter of 1995. The PUC issued an order in December 1995 for HECO which lowered electric rates retroactive to January 1, 1995, and required a refund to customers. Had the lower rates actually been in effect from January 1, 1995, consolidated HEI's 1996 first quarter earnings per share would have exceeded earnings per share for the first quarter of 1995 by approximately 5 cents, or 9%.

Following is a general discussion of the results of operations by business segment.

ELECTRIC UTILITY
- ----------------


                                Three months ended
                                    March 31,
(in thousands, except per       ----------------------      %     Primary reason(s) for
barrel amounts)                   1996       1995        change   significant change
- ---------------------------------------------------------------------------------------
Revenues.....................   $247,837   $232,521        7      Higher fuel oil
                                                                  prices ($7
                                                                  million) which
                                                                  are passed on to
                                                                  customers and a
                                                                  2.9% increase in
                                                                  KWH sales ($6
                                                                  million)
Expenses
   Fuel oil..................     53,622     48,477       11      Higher fuel oil
                                                                  prices partly
                                                                  offset by less
                                                                  KWHs generated

   Purchased power...........     67,807     63,853        6      More KWHs
                                                                  purchased

   Other.....................     87,669     84,778        3      Higher taxes,
                                                                  other than income
                                                                  taxes,
                                                                  depreciation and
                                                                  maintenance
                                                                  expenses, partly
                                                                  offset by lower
                                                                  other operation
                                                                  expense

Operating income.............     38,739     35,413        9      2.9% increase in
                                                                  KWH sales, partly
                                                                  offset by higher
                                                                  expenses

Net income...................     17,539     15,800       11      Higher operating
                                                                  income and higher
                                                                  AFUDC, partly
                                                                  offset by higher
                                                                  interest expense

Fuel oil price per barrel....      22.50      19.82       14

Had the lower rates in the PUC's December 1995 D&O for HECO been in effect from January 1, 1995, consolidated HECO's 1996 first quarter net income would have exceeded net income for the first quarter of 1995 by approximately 20%. Kilowatthour sales in the first quarter of 1996 increased 2.9% from the same quarter in 1995, partly due to warmer weather and an increase in visitor arrivals. Also, the electric utilities' efforts to control operating expenses have been successful, as evidenced by a 2% reduction in other operation expenses (see page 9).

REGULATION OF ELECTRIC UTILITY RATES

The PUC has broad discretion in its regulation of the rates charged by HEI's electric utility subsidiaries and in other matters. Any adverse D&O by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding, could have a material adverse effect on the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O. Interim rate increases are subject to refund with interest, pending the final outcome of the case. Management cannot predict with certainty when D&Os in pending or future rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

Recent rate requests
- --------------------
Hawaiian Electric Company, Inc.
- -------------------------------

 . In December 1993, HECO filed a request to increase rates based on a 1995 test year. HECO requested a 4.1% increase (as revised), or $28.2 million in annual revenues, based on a 13.25% ROACE. In December 1995, HECO received a final D&O authorizing a 1.3%, or $9.1 million, increase in annual revenues, based on an 11.4% ROACE. The D&O required a refund to customers because HECO had previously received four interim increases totaling $18.9 million on an annualized basis, or $9.8 million more than the amount that was finally approved. The reduced rate relief resulted primarily from the lower
ROACE used by the PUC in the final D&O because of decreases in interest rates subsequent to the first interim increase, which was effective January 1, 1995 and was based on a 12.6% ROACE. The refund amount of $10.2 million (representing amounts received under interim rates in excess of final approved rates, with interest thereon), of which $10 million was accrued in December 1995, is being returned to customers in the first half of 1996. The D&O also did not provide revenue to cover costs relating to postretirement executive life insurance. HECO and its subsidiaries wrote off a regulatory asset relating to such costs, resulting in a 1995 after-tax charge of $1.1 million.

Hawaii Electric Light Company, Inc. (HELCO)
- -------------------------------------------
 . In March 1995, HELCO filed a request to increase rates based on a 1996 test year. In February 1996, HELCO revised its requested increase to 6.2%, or $8.9 million in annual revenues, based on a 12.5% ROACE. In March 1996, HELCO received an interim D&O authorizing a 4.8%, or $6.8 million, increase in annual revenues, based on an 11.65% ROACE, effective March 4, 1996.

 . HELCO is considering filing a request to increase rates based on a 1997 test year.

Maui Electric Company, Limited (MECO)
- -------------------------------------
 . In February 1995, MECO filed a request to increase rates based on a 1996 test year. MECO's final requested increase was 3.8%, or $5.0 million in annual revenues, based on an 11.5% ROACE. In January 1996, MECO received an interim D&O authorizing an increase of 2.8%, or $3.7 million in annual revenues, based on an 11.5% ROACE, effective February 1, 1996.

 .  MECO plans to file a request to increase rates based on a 1997 test year.

SAVINGS BANK
- ------------


                                  Three months ended
                                       March 31,
                               -------------------------           %
(in thousands)                  1996           1995              change       Primary reason(s) for significant change
- ----------------------------------------------------------------------------------------------------------------------

Revenues.....................  $65,792        $60,717               8         Higher interest income as a result of
                                                                              higher average mortgage-backed
                                                                              securities balance, partly offset by
                                                                              lower weighted average yield

Operating income.............    9,956         10,225              (3)        Lower interest rate spread (see below)
                                                                              and 4% increase in operating,
                                                                              administrative and general expenses
                                                                              due to higher labor and office
                                                                              occupancy costs

Net income...................    5,790          5,949              (3)        Lower operating income

Interest rate spread.........     2.85%          3.10%                        7 basis points decrease in the
                                                                              weighted average yield on
                                                                              interest-earning assets and 18 basis
                                                                              points increase in the weighted
                                                                              average rate on interest-bearing
                                                                              liabilities

Several factors contributed to the decrease in ASBs interest rate spread--the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. One of the primary factors was the increase in short-term interest rates during 1995, which resulted in a flat yield curve. Comparing first quarter 1996 to the same period in 1995, the average rate on interest-bearing liabilities increased, while the average rate on interest-earning assets remained relatively constant. The quarterly interest rate spread decreased during 1995 from 3.10% for the first quarter to 2.82% for the fourth quarter. The decline in short-term interest rates during the latter part of

1995 and the first quarter of 1996 resulted in a very modest improvement in the first quarter 1996 interest rate spread.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from receipt of interest and principal on outstanding loans receivable and mortgage-backed securities, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase and other sources. Using sources of funds with a higher cost than deposits puts downward pressure on ASB's net interest income. In recent years, securities sold under agreements to repurchase and advances from the FHLB of Seattle have become more significant sources of funds as the demand for deposits decreased. However, deposits increased by $33 million in the first quarter of 1996, including $21 million of interest credited to accounts. In the first quarter of 1995, deposits decreased by $20 million.

In 1995, the federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on deposit and loan receivable rates, increased from 5.5% to 6.0% and declined to 5.5% by year end. In the first quarter of 1996, the federal funds rate decreased 25 basis points to 5.25%.

OTHER
- -----

                                Three months ended
                                     March 31,
                               --------------------     %
(in thousands)                    1996       1995     change      Primary reason(s) for significant change
- ------------------------------------------------------------------------------------------------------------
Revenues.....................   $12,540    $13,036      (4)       Freight transportation subsidiaries' lower
                                                                  general freight revenue

Operating loss...............    (1,960)    (1,329)     NM        Freight transportation subsidiaries' lower
                                                                  general freight revenue and startup costs
                                                                  of HEIPC

NM  Not meaningful.

The "Other" business segment includes results of operations from HTB and its subsidiary, YB, which are maritime freight transportation companies; HEIIC, which is a company primarily holding investments in leveraged leases; MPC and its subsidiaries, which are real estate development and investment companies; PECS, which is an inactive energy service company; HEIPC, which is a company formed in March 1995 to pursue independent power projects and energy services projects in Asia and the Pacific; HEI and HEIDI, which are holding companies; and eliminations of intercompany transactions.

FREIGHT TRANSPORTATION

The freight transportation subsidiaries recorded operating income of $0.4 million in the first quarter of 1996 compared with $0.9 million in the first quarter of 1995. The decrease in operating income was a result of lower general freight revenues. The freight transportation subsidiaries have been negatively impacted by the slow Hawaii economy. YB plans to file a request to increase rates based on a 1996 test year.

REAL ESTATE

MPC's real estate development activities have been negatively impacted by the slow real estate market in Hawaii. It is not expected that there will be significant growth in Hawaii's economy or a rebound in Hawaii's real estate market in the near term. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects. For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

OTHER

HEIPC's operating loss for the first quarter of 1996 was $0.4 million.

In December 1995, HEIPC signed a "Memorandum of Understanding" with Agusan Power Corporation, Agusan Del Norte Electric Cooperative, Inc. and the provincial government of Agusan Del Norte for a 67% interest in a $28 million, 22-MW hydroelectric plant in the Philippines. In February 1996, HEIPC signed a "Memorandum of Understanding" with Beacon Hill Associates, Inc. for a 50% interest in a $74 million, 60-MW naphtha-fueled combined-cycle power plant in Phnom Penh, Cambodia. Both projects are in very preliminary stages for HEIPC. No assurances can be given as to whether either of these projects will be successfully completed.

DISCONTINUED OPERATIONS
- -----------------------

See note (7) in HEI's "Notes to consolidated financial statements" for information on the discontinued operations of HIG.

ACCOUNTING CHANGES
- ------------------

For a discussion of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"; SFAS No. 122, "Accounting for Mortgage Servicing Rights"; and SFAS No. 123, "Accounting for Stock-Based Compensation," see note (6) in HEI's "Notes to consolidated financial statements."


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

The consolidated capital structure of HEI was as follows:

(in millions)                     March 31, 1996     December 31, 1995
- -------------------------------------------------------------------------------
Short-term borrowings..........     $  207    12%    $  182     10%
Long-term debt.................        753    42        758     43
Preferred stock of electric
 utility subsidiaries..........         88     5         90      5
Common stock equity............        741    41        730     42
                                    ------   ----    ------    ---
                                    $1,789   100%    $1,760    100%
                                    ======   ===     ======    ===

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from FHLB are not included in the table above.

For the first three months of 1996, net cash provided by operating activities was $36 million. Net cash used in investing activities was $82 million, largely due to ASB's loan originations and consolidated HECO's capital expenditures. Net cash provided by financing activities was only $3 million as a result of several factors, including net increases in securities sold under agreements to repurchase, deposit liabilities and short-term borrowings, partly offset by a decrease in advances from FHLB and by common stock dividends.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

ELECTRIC UTILITY

HECO's consolidated capital structure was as follows:

(in millions)                      March 31, 1996         December 31, 1995
- -------------------------------------------------------------------------------
Short-term borrowings from
 nonaffiliates and affiliate....    $  157    11%          $  139     10%
Long-term debt..................       517    35              517     36
Preferred stock.................        88     6               90      6
Common stock equity.............       703    48              697     48
                                    ------   ---           ------    ---
                                    $1,465   100%          $1,443    100%
                                    ======   ===           ======    ===

Operating activities provided $39 million in net cash during the first three months of 1996. Investing activities used cash of $37 million primarily for capital expenditures, net of contributions in aid of construction. Financing activities used cash of $0.2 million, partly comprised of the payment of common and preferred dividends and the sinking fund redemption of preferred stock, offset by a net increase in short-term borrowings.

As of March 31, 1996, $170 million of revenue bonds had been authorized by the Hawaii Legislature for issuance by the Department of Budget and Finance of the State of Hawaii on behalf of HECO, HELCO and MECO prior to the end of 1997. The sale, pursuant to this authorization, of $75 million of revenue bonds is currently planned for May 1996.

SAVINGS BANK


                                           March 31,       December 31,         %
(in millions)                                 1996            1995            change
- --------------------------------------------------------------------------------------
Assets..................................    $3,411           $3,413             --
Mortgage-backed securities..............     1,422            1,445             (2)
Loans receivable, net...................     1,753            1,688              4
Deposit liabilities.....................     2,257            2,224              1
Securities sold under agreements to
 repurchase.............................       455              413             10
Advances from Federal Home Loan Bank....       424              501            (15)

At December 31, 1995, ASB was the fourth largest financial institution in the state based on total assets of $3.4 billion and the third largest financial institution based on deposits of $2.2 billion.

For the first three months of 1996, cash used in ASB's investing activities was $44 million, due largely to the origination of loans receivable and purchase of mortgage-backed securities, partly offset by principal repayments. Cash used in financing activities was $5 million as a result of a decrease of $77 million in advances from the FHLB of Seattle and by common stock dividends of $3 million, partly offset by a net increase of $42 million in securities sold under agreements to repurchase and a $33 million net increase in deposit liabilities.

Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision (OTS). ASB was in compliance with OTS liquidity requirements as of March 31, 1996.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of March 31, 1996, ASB was in compliance with the OTS minimum capital requirements (noted in parenthesis) with a tangible capital ratio of 5.4% (1.5%), a core capital ratio of 5.5% (3.0%) and a risk-based capital ratio of 13.0% (8.0%).

The OTS has adopted a rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement. Institutions with an "above normal" level of IRR exposure will be required to deduct an amount from total capital and may be required to hold additional capital. Although the rule became effective January 1, 1994, the OTS has provided a waiver of the IRR capital deduction until it can finalize an appeals process for institutions subject to such deductions. As of March 31, 1996, ASB would not have been required to deduct an amount from total capital or to hold additional capital if the rule adding the IRR component had been implemented.

Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not well-capitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 1996, ASB was well-capitalized (ratio requirements noted in parenthesis) with a leverage ratio of 5.5% (5.0%), a Tier-1 risk-based ratio of 12.3% (6.0%) and a total risk-based ratio of 13.0% (10%).

On September 29, 1994, the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act) was signed into law. Beginning in September 1995, and subject to certain limits, adequately capitalized and adequately managed bank holding companies were permitted to acquire control of banks in any state, thereby creating a uniform system of interstate banking in the U.S. Also, subject to certain limitations, the Interstate Banking Act will permit interstate branching by U.S. banks, marking a major departure from previous law. Although the Interstate Banking Act applies only to banks, it could nonetheless affect the competitive balance among banks, thrifts and other financial institutions and the level of competition among financial institutions doing business in Hawaii.

For a discussion of proposed legislation affecting financial institutions, see note (3) in HEI's "Notes to consolidated financial statements."


                          PART II - OTHER INFORMATION

- -------------------------------------------------------------------------------
ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

There are no significant developments except as set forth in HEI's and HECO's "Notes to consolidated financial statements," management's discussion and analysis of financial condition and results of operations and Item 5, "Other information."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

HEI

The Annual Meeting of Stockholders of HEI was held on April 23, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 14, 1996, the record date for the Annual Meeting, there were 29,857,858 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors.

The results of the voting for the single Class II director-nominee, the Class III director-nominees, the independent auditor and the amendment of the 1987 Stock Option and Incentive Plan, as amended in 1992, are as follows:


                                                    Shares of Common stock
                                  --------------------------------------------------------
                                                                                   Broker
                                        For       Withheld    Against   Abstain   nonvotes
                                  --------------------------------------------------------
Election of Class II Director
  T. Michael May                    24,957,833     900,181                           --

Election of Class III Directors
  Don E. Carroll                    24,924,141     933,873                           --
  Edwin L. Carter                   24,906,402     951,612                           --
  Richard Henderson                 24,897,998     960,016                           --
  Bill D. Mills                     24,884,166     973,848                           --
  Oswald K. Stender                 24,158,022   1,699,992                           --


                                                            Shares of Common stock
                                        -------------------------------------------------------------
                                                                                            Broker
                                              For       Withheld    Against     Abstain    nonvotes
                                        -------------------------------------------------------------
Election of KPMG Peat Marwick LLP as
  independent auditor                      25,399,358                175,718     282,938          --

Amendment of 1987 Stock
  Option and Incentive Plan,
  as amended in 1992                       19,226,461              1,445,615   1,108,974   4,076,964

Class I Directors--Robert F. Clarke, John D. Field, A. Maurice Myers, Ruth M. Ono and James K. Scott --continue in office with terms ending at the 1997 Annual Meeting. Class II Directors--Victor Hao Li, Diane J. Plotts, Kelvin H. Taketa and Jeffrey N. Watanabe--continue in office with terms ending at the 1998 Annual Meeting.

HECO

The Annual Meeting of the Sole Stockholder of HECO was conducted by written consent effective April 23, 1996. The incumbent members of the Board of Directors of HECO were re-elected. The incumbent members continuing in office are Edwin L. Carter, Robert F. Clarke, Richard Henderson, Mildred D. Kosaki,
T. Michael May, Paul A. Oyer, Diane J. Plotts and Paul C. Yuen. In addition, KPMG Peat Marwick LLP was elected independent auditor of HECO for the fiscal year 1996.


ITEM 5.  OTHER INFORMATION
- --------------------------

A.   HECO's integrated resource plan (IRP)

The PUC issued its final D&O in HECO's IRP proceeding in March 1995. The PUC found that HECO's proposed 20-year IRP "is in the public interest, is consistent with the goals and objectives of integrated resource planning, and represents a reasonable course for meeting the energy needs of its customers" and that the IRP "identifies the resources or the mix of resources for meeting near and long term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost." The supply-side programs proposed in the HECO plan include the addition of a "clean coal" technology unit in 2005, following the retirement of HECO's Honolulu power plant, the repowering of two existing units at its Waiau power plant, and the addition of two oil-fired combustion turbines at the end of the first decade in the new century. HECO's plan also includes proposals for five energy efficiency demand-side management (DSM) programs, which are designed to reduce the rate of increase in Oahu's energy use (allowing HECO to delay construction of power plants), to reduce the states dependence on oil and to achieve savings for its utility customers who take advantage of the programs, and two load management DSM programs beginning in the year 2000. The DSM programs include several proposed incentives to customers to install efficient lighting, refrigeration, water-heating and air-conditioning equipment and industrial motors. The PUC issued its final D&O in HECO's commercial and industrial (C&I) proceeding on April 22, 1996. The C&I proceeding consolidated three separate DSM programs targeting the C&I retrofit, new construction and custom market segments. The PUC approved HECO's C&I DSM programs "as reasonable means of meeting the energy needs of HECO's customers." The PUC also approved HECO's mechanism for the recovery of C&I DSM program expenditures, net lost revenues and shareholder incentives. HECO is scheduled to begin its C&I DSM program implementation by June 1996. HECO is still awaiting PUC approval of its residential retrofit and new construction water heating DSM programs.

B.   Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

     RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS



     Three months                              Years Ended December 31,
        ended                              --------------------------------
     March 31, 1996                        1995   1994   1993   1992   1991
     --------------                        ----   ----   ----   ----   ----
         1.91                              1.94   2.22   2.25   2.08   1.99
         ====                              ====   ====   ====   ====   ====


     RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS



     Three months                              Years Ended December 31,
        ended                              --------------------------------
     March 31, 1996                        1995   1994   1993   1992   1991
     --------------                        ----   ----   ----   ----   ----
         1.54                              1.57   1.69   1.65   1.50   1.46
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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

     RATIO OF EARNINGS TO FIXED CHARGES


     Three months                              Years Ended December 31,
        ended                              --------------------------------
     March 31, 1996                        1995   1994   1993   1992   1991
     --------------                        ----   ----   ----   ----   ----
     3.32                                  3.46   3.47   3.25   3.03   2.82
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------
(A)     EXHIBITS
HEI            Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1   Computation of ratio of earnings to fixed charges, three months ended March 31, 1996 and 1995

HECO           Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2   Computation of ratio of earnings to fixed charges, three months ended March 31, 1996 and 1995

HEI            Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1   Financial Data Schedule March 31, 1996 and three months ended
               March 31, 1996

HECO           Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2   Financial Data Schedule March 31, 1996 and three months ended
               March 31, 1996


(B)  REPORTS ON FORM 8-K

During the quarter, HEI filed a Current Report on Form 8-K dated February 21, 1996, containing HEI Exhibit 13 with pages 25 to 62 of HEI's 1995 Annual Report to Stockholders under "Item 7. Financial Statements and Exhibits."



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.


HAWAIIAN ELECTRIC INDUSTRIES, INC.          HAWAIIAN ELECTRIC COMPANY, INC.
                     (Registrant)                               (Registrant)



By  /s/ Curtis Y. Harada                    By  /s/ Paul Oyer
   ---------------------                      -----------------
  Curtis Y. Harada                             Paul A. Oyer
  Controller                                   Financial Vice President and
  (Principal Accounting Officer of HEI)          Treasurer
                                               (Principal Financial Officer of
                                                 HECO)

Date:  May 8, 1996                          Date:  May 8, 1996