Form 10-Q
period 1996-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1996-08-13
CIK 354707, 46207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Class of Common Stock                           Outstanding August 1, 1996
- --------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc.
 (Without Par Value)...................   30,425,824 Shares
Hawaiian Electric Company, Inc. ($6
 2/3 Par Value)........................   12,302,657 Shares (not publicly
                                                             traded)

================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 1996

                                     INDEX
                                                                      Page No.

Glossary of terms.....................................................   ii

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial statements

        Hawaiian Electric Industries, Inc. and subsidiaries
        ---------------------------------------------------
        Consolidated balance sheets (unaudited) - June 30, 1996
          and December 31, 1995.......................................   1

        Consolidated statements of income (unaudited) - three and six
         months ended June 30, 1996 and 1995..........................   2

        Consolidated statements of retained earnings (unaudited) -
         three and six months ended June 30, 1996 and 1995............   2

        Consolidated statements of cash flows (unaudited) - six months
          ended June 30, 1996 and 1995................................   3

        Notes to consolidated financial statements (unaudited)........   4

        Hawaiian Electric Company, Inc. and subsidiaries
        ------------------------------------------------
        Consolidated balance sheets (unaudited) - June 30, 1996
          and December 31, 1995.......................................   9

        Consolidated statements of income (unaudited) - three and six
         months ended June 30, 1996 and 1995..........................   10

        Consolidated statements of retained earnings (unaudited) -
         three and six months ended June 30, 1996 and 1995.............  10

        Consolidated statements of cash flows (unaudited) - six months ended June 30, 1996 and 1995.................................  11

        Notes to consolidated financial statements (unaudited).........  12

Item 2. Management's discussion and analysis of financial condition and results of operations........................................  16

                          PART II.  OTHER INFORMATION

Item 1.     Legal proceedings..........................................  25
Item 5.     Other information..........................................  25
Item 6.     Exhibits and reports on Form 8-K...........................  27
Signatures.............................................................  27

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 1996

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

BIF                             Bank Insurance Fund

BLNR                            Board of Land and Natural Resources of the State
                                 of Hawaii

CDUP                            Conservation District Use Permit amendment

COMPANY                         Hawaiian Electric Industries, Inc. and its
                                 direct and indirect subsidiaries, including,
                                 without limitation, Hawaiian Electric Company,
                                 Inc., Maui Electric Company, Limited, Hawaii
                                 Electric Light Company, Inc., HEI Investment
                                 Corp., Malama Pacific Corp. and its
                                 subsidiaries, Hawaiian Tug & Barge Corp., Young
                                 Brothers, Limited, HEI Diversified, Inc.,
                                 American Savings Bank, F.S.B. and its
                                 subsidiaries, Lalamilo Ventures, Inc. and HEI
                                 Power Corp. and its subsidiaries

D&O                             Decision and Order

DOH                             Department of Health of the State of Hawaii

EMF                             Electric and magnetic fields

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

HEIDI                           HEI Diversified, Inc., a wholly owned subsidiary
                                 of Hawaiian Electric Industries, Inc. and the
                                 parent company of American Savings Bank, F.S.B.


TERMS                                              DEFINITIONS
- -----                                              -----------

HEIIC                           HEI Investment Corp., a wholly owned subsidiary
                                 of Hawaiian Electric Industries, Inc.

HEIPC                           HEI Power Corp., a wholly owned subsidiary of
                                 Hawaiian Electric Industries, Inc., and the
                                 parent company of several subsidiaries

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

IRP                             Integrated resource plan

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

PGV                             Puna Geothermal Venture

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

SEC                             Securities and Exchange Commission

SFAS                            Statement of Financial Accounting Standards

YB                              Young Brothers, Limited, a wholly owned
                                 subsidiary of Hawaiian Tug & Barge Corp.

                        PART I - FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- -------------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                       June 30,                     December 31,
(in thousands)                                                           1996                           1995
- ----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents...............................................   $   90,300                    $  130,833
Accounts receivable and  unbilled revenues, net....................      147,835                       142,505
Inventories, at average cost.......................................       44,289                        35,258
Real estate developments...........................................       34,392                        35,023
Marketable securities..............................................    1,409,358                     1,479,552
Other investments..................................................       74,046                        74,325
Loans receivable, net..............................................    1,903,529                     1,687,801
Property, plant and equipment, net of accumulated
     depreciation of $854,344 and $815,547.........................    1,854,425                     1,808,195
Regulatory assets..................................................      101,928                        99,693
Other..............................................................       72,285                        69,315
Goodwill and other intangibles.....................................       39,140                        41,245
                                                                      ----------                    ----------
                                                                      $5,771,527                    $5,603,745
                                                                      ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...................................................   $   97,394                    $   94,806
Deposit liabilities................................................    2,259,024                     2,223,755
Short-term borrowings..............................................      166,377                       181,825
Securities sold under agreements to repurchase.....................      455,252                       412,521
Advances from Federal Home Loan Bank...............................      526,774                       501,274

Long-term debt.....................................................      818,358                       758,463
Deferred income taxes..............................................      184,748                       182,101
Unamortized tax credits............................................       47,978                        46,965
Contributions in aid of construction...............................      193,862                       191,854
Other..............................................................      179,882                       190,535
                                                                      ----------                    ----------
                                                                       4,929,649                     4,784,099
                                                                      ----------                    ----------
PREFERRED STOCK OF ELECTRIC UTILITY SUBSIDIARIES
Subject to mandatory redemption....................................       39,350                        41,750
Not subject to mandatory  redemption...............................       48,293                        48,293
                                                                      ----------                    ----------
                                                                          87,643                        90,043
                                                                      ----------                    ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 10,000 shares;
     issued:  none.................................................           --                            --
Common stock, no par value,  authorized 100,000 shares;
 issued and outstanding 30,365  shares and 29,773 shares...........      605,785                       585,387

Retained earnings..................................................      148,450                       144,216
                                                                      ----------                    ----------
                                                                         754,235                       729,603
                                                                      ----------                    ----------
                                                                      $5,771,527                    $5,603,745
                                                                      ==========                    ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 Three months ended                  Six months ended
                                                                     June 30,                            June 30,
                                                             ------------------------          -------------------------
(in thousands, except per share amounts                         1996            1995             1996            1995
 and ratio of earnings to fixed charges)
- -------------------------------------------------------------------------------------------------------------------------
REVENUES
Electric utility...................................           $264,987         $244,506         $512,824         $477,027
Savings bank.......................................             66,278           61,605          132,070          122,322
Other..............................................             15,978           13,786           28,518           26,822
                                                              --------         --------          -------         --------
                                                               347,243          319,897          673,412          626,171
                                                              --------         --------          -------         --------
EXPENSES
Electric utility...................................            221,612          206,207          430,710          403,315
Savings bank.......................................             56,076           51,762          111,912          102,254
Other..............................................             18,143           15,858           32,643           30,223
                                                              --------         --------         --------         --------
                                                               295,831          273,827          575,265          535,792
                                                              --------         --------         --------         --------
OPERATING INCOME (LOSS)
Electric utility...................................             43,375           38,299           82,114           73,712
Savings bank.......................................             10,202            9,843           20,158           20,068
Other..............................................             (2,165)          (2,072)          (4,125)          (3,401)
                                                              --------         --------         --------         --------
                                                                51,412           46,070           98,147           90,379
                                                              --------         --------         --------         --------

Interest expense--electric utility and other.......            (16,090)         (15,515)         (32,249)         (30,467)
Allowance for borrowed funds used
 during construction...............................              1,154            1,338            2,504            2,505
Preferred stock dividends of electric
 utility subsidiaries..............................             (1,666)          (1,726)          (3,341)          (3,457)
Allowance for equity funds used during
 construction......................................              2,147            2,618            4,798            4,985
                                                              --------         --------         --------         --------
INCOME BEFORE INCOME TAXES.........................             36,957           32,785           69,859           63,945
Income taxes.......................................             15,594           13,905           29,627           27,218
                                                              --------         --------         --------         --------
NET INCOME.........................................           $ 21,363         $ 18,880         $ 40,232         $ 36,727
                                                              ========         ========         ========         ========
Earnings per common share..........................              $0.71            $0.65            $1.34            $1.27
                                                              ========         ========         ========         ========
Dividends per common share.........................              $0.60            $0.59            $1.20            $1.18
                                                              ========         ========         ========         ========
Weighted average number of common
 shares outstanding................................             30,182           29,063           30,033           28,919
                                                              ========         ========         ========         ========

Ratio of earnings to fixed charges (SEC method)
   Excluding interest on ASB deposits..............                                                 1.96             1.93
                                                                                                ========         ========
   Including interest on ASB deposits..............                                                 1.57             1.56
                                                                                                ========         ========


Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)


                                                                 Three months ended                  Six months ended
                                                                     June 30,                           June 30,
                                                              --------------------------        -------------------------
(in thousands)                                                    1996           1995             1996            1995
- -------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD.............           $145,172          $136,712        $144,216        $135,835
Net income.........................................             21,363            18,880          40,232          36,727
Common stock dividends.............................            (18,085)          (17,130)        (35,998)        (34,100)
                                                              --------          --------        --------        --------
RETAINED EARNINGS, END OF PERIOD...................           $148,450          $138,462        $148,450        $138,462
                                                              ========          ========        ========        ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Six months ended
                                                  June 30,
                                        -------------------------
(in thousands)                               1996         1995
- -----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................   $  40,232    $  36,727
Adjustments to reconcile net income to
 net cash provided by operating
 activities
      Depreciation and amortization of
       property, plant and equipment....      41,204       38,429
      Other amortization................       6,481          776
      Deferred income taxes and tax
       credits, net.....................       4,744        6,074
      Allowance for equity funds used
       during construction..............      (4,798)      (4,985)
      Changes in assets and liabilities
            Increase in accounts
             receivable and unbilled
             revenues, net..............      (5,330)     (11,850)
            Decrease (increase) in
             inventories................      (9,031)       5,092
            Decrease (increase) in real
             estate developments........         631         (685)
            Increase in regulatory
             assets.....................      (1,676)      (2,394)
            Increase (decrease) in
             accounts payable...........       2,588       (6,472)
            Changes in other assets and
             liabilities................     (16,997)      (9,153)
                                           ---------    ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES.............................      58,048       51,559
                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and
 purchased..............................    (308,574)    (158,696)
Principal repayments on loans
 receivable.............................      90,691       64,061
Proceeds from sale of loans receivable..       2,092        3,582
Held-to-maturity mortgage-backed
 securities purchased...................    (112,581)     (79,566)
Principal repayments on
 held-to-maturity mortgage-backed
 securities.............................     182,907       63,084
Capital expenditures....................     (85,540)    (102,892)
Contributions in aid of construction....       5,984        6,414
Other...................................       1,164        1,066
                                           ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES...    (223,857)    (202,947)
                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit liabilities.....      35,269       34,072
Net increase (decrease) in short-term
 borrowings with original maturities of
 three months or less...................     (14,738)      30,135
Proceeds from other short-term
 borrowings.............................         608          745
Repayment of other short-term
 borrowings.............................      (1,318)      (1,593)
Proceeds from securities sold under
 agreements to repurchase...............     384,100      326,500
Repurchase of securities sold under
 agreements to repurchase...............    (341,000)    (172,339)
Proceeds from advances from Federal
 Home Loan Bank.........................     323,200      251,200
Principal payments on advances from
 Federal Home Loan Bank.................    (297,700)    (338,700)
Proceeds from issuance of long-term
 debt...................................      77,242       48,213
Repayment of long-term debt.............     (17,400)     (13,400)
Redemption of electric utility
 subsidiaries' preferred stock..........      (2,400)      (1,554)
Net proceeds from issuance of common
 stock..................................       9,746       10,112
Common stock dividends..................     (25,377)     (24,510)
Other...................................      (4,956)      (5,681)
                                           ---------    ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES.............................     125,276      143,200
                                           ---------    ---------
Net decrease in cash and equivalents....     (40,533)      (8,188)
Cash and equivalents, beginning of
 period.................................     130,833       87,623
                                           ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD.....   $  90,300    $  79,435
                                           =========    =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


(1)  BASIS OF PRESENTATION
- --------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1995 (as amended) and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1996.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the Company's financial position as of June 30, 1996 and December 31, 1995, and the results of its operations for the three months and six months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  ELECTRIC UTILITY SUBSIDIARY
- --------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 9 through 15.

(3)  SAVINGS BANK SUBSIDIARY
- ----------------------------------------
SELECTED CONSOLIDATED FINANCIAL
 INFORMATION

American Savings Bank, F.S.B. and
 subsidiaries
Income statement data

                                            Three months ended             Six months ended
                                                 June 30,                      June 30,
                                           --------------------          --------------------
(in thousands)                             1996            1995          1996           1995
- ---------------------------------------------------------------------------------------------
Interest income.........................   $ 62,374    $ 57,928         $124,454     $115,561
Interest expense........................     37,727      34,999           75,265       67,974
                                           --------    --------         --------     --------
NET INTEREST INCOME.....................     24,647      22,929           49,189       47,587
Provision for losses....................       (471)       (240)            (891)        (625)
Other income............................      3,904       3,677            7,616        6,761
Operating, administrative and general
 expenses...............................    (17,878)    (16,523)         (35,756)     (33,655)
                                           --------    --------         --------     --------
OPERATING INCOME........................     10,202       9,843           20,158       20,068
Income taxes............................      4,256       4,139            8,422        8,415
                                           --------    --------         --------     --------
NET INCOME..............................   $  5,946    $  5,704         $ 11,736     $ 11,653
                                           ========    ========         ========     ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                               June 30,         December 31,
(in thousands)                                   1996               1995
- ----------------------------------------------------------------------------
ASSETS
Cash and equivalents....................      $   86,927          $  129,678
Held-to-maturity investment securities..          36,053              34,720
Held-to-maturity mortgage-backed               1,373,305           1,444,832
 securities.............................
Loans receivable, net...................       1,903,529           1,687,801
Other...................................          74,632              75,150
Goodwill and other intangibles..........          39,140              41,245
                                              ----------          ----------
                                              $3,513,586          $3,413,426
                                              ==========          ==========
LIABILITIES AND EQUITY
Deposit liabilities.....................      $2,259,024          $2,223,755
Securities sold under agreements to              455,252             412,521
 repurchase.............................
Advances from Federal Home Loan Bank....         526,774             501,274
Other...................................          59,895              57,973
                                              ----------          ----------
                                               3,300,945           3,195,523
Common stock equity.....................         212,641             217,903
                                              ----------          ----------
                                              $3,513,586          $3,413,426
                                              ==========          ==========

PROPOSED LEGISLATION AFFECTING FINANCIAL INSTITUTIONS


The deposit accounts of ASB and other thrifts are insured by the Savings Association Insurance Fund (SAIF). The deposit accounts of commercial banks are insured by the Bank Insurance Fund (BIF). The SAIF and BIF are administered by the Federal Deposit Insurance Corporation (FDIC). In order to capitalize these funds, thrifts and banks have in the past paid costs of insurance ranging from 23 cents to 31 cents per $100 of deposits. However, under existing law, the FDIC may reduce these assessment rates when the SAIF and BIF individually reach a designated 1.25% reserve ratio. The BIF reached the designated reserve ratio in 1995, but the SAIF is unlikely to do so at present insurance rates for several years. Effective January 1996, well-capitalized banks pay only the legally required annual minimum of $2,000 for BIF insurance. For all other BIF institutions, the FDIC deposit insurance assessment rates range from 3 to 27 cents per $100 of deposits. While the FDIC reduced the deposit assessments paid by banks, it maintained the 23 to 31 cents per $100 of deposits assessment for thrifts, depending on their risk classification. This disparity places ASB and other thrifts at a disadvantage in competing with commercial banks.

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

(4)  REAL ESTATE SUBSIDIARY
- ---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $49 million and $50 million at June 30, 1996 and December 31, 1995, respectively. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects.

At June 30, 1996, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $2.3 million of outstanding loans and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $5.1 million of outstanding loans and $4.0 million of additional undrawn loan facilities. All such loans are collateralized by real property. At June 30, 1996, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $9.1 million was outstanding and $4.8 million was undrawn, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

(5)  CASH FLOWS
- ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                            Six months ended
                                                                                June 30,
                                                                          ---------------------
(in thousands)                                                              1996      1995
- -----------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding interest
 paid on nonrecourse debt from leveraged leases).........................  $105,138   $92,457
                                                                           ========   =======
Interest on nonrecourse debt from leveraged leases.......................  $  4,142   $ 4,534
                                                                           ========   =======
Income taxes.............................................................  $ 21,397   $19,809
                                                                           ========   =======

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

In the six months ended June 30, 1995, ASB received $223 million in mortgage-backed securities in exchange for loans.

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $10.6 million and $9.6 million for the six months ended June 30, 1996 and 1995, respectively.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $4.8 million and $5.0 million for the six months ended June 30, 1996 and 1995, respectively.

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

MORTGAGE SERVICING RIGHTS AND TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

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

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards based on the consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 amends or supersedes various statements, including superseding SFAS No. 122. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company will adopt the provisions of SFAS No. 125 on January 1, 1997, but has not determined the impact of the adoption.

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

The $32 million settlement amount, less income tax benefits and certain amounts recognized in previously established reserves, resulted in a $15 million after-tax charge to discontinued operations in 1993. HEI and HEIDI are seeking reimbursement for the settlement and defense costs from their insurance carriers. One of the insurance carriers filed a declaratory relief action in the U.S. District Court for Hawaii seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI filed counterclaims. On December 15, 1995, the judge ruled on motions for partial summary judgment that had been argued in June 1995. The District Court found that HEI and HEIDI did not breach their insurance contract and that the settlement they entered into was reasonable. Among the issues left for consideration by the District Court include plaintiff's defense of allocation. In June 1996, the District Court held a hearing on cross-motions for summary judgment with respect to the remaining issues in the case, but the District Court has not yet ruled on these motions. In the event any issues remain for trial after the Court rules on these motions, a trial date must be set. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

(8)  CONTINGENCIES
- ------------------

ENVIRONMENTAL REGULATION -- HAZARDOUS WASTE AND TOXIC SUBSTANCES CONTROL

By letters in January and February 1995, the Department of Health of the State of Hawaii (DOH) advised HECO, HTB, YB and others that the DOH was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH letter to HECO requested information regarding past hazardous substances and oil spills that may have occurred at HECO's Honolulu power plant and nearby fuel storage and pipeline facilities which are located near Honolulu Harbor. HECO submitted a response to the DOH on April 28, 1995. The DOH letters to HTB and YB requested information regarding past hazardous substances and oil spills that may have occurred at Pier 21 and Piers 24-29 in Honolulu Harbor. HTB and YB provided responses to the DOH letters. Based on a limited review of the responses received from HECO, HTB, YB and others, the DOH issued letters on December 18, 1995, indicating that the DOH has identified a number of parties, including HECO, HTB and YB, who appear to be either potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties on January 24, 1996 to inform them of its findings and to establish the framework to determine remedial and cleanup requirements. The DOH's goal is the formation of a voluntary response group comprised of these identified parties. The Honolulu Harbor area of investigation was divided into four units, with the highest priority area (Iwilei Area) to be addressed first. The DOH met again with the identified parties in March and May 1996. Because the process for determining appropriate remedial and cleanup action, if any, is at an early stage, management cannot predict at this time the costs of future site analysis, remediation and cleanup requirements, if any, nor can it estimate when such costs, if any, would be incurred. Certain of the costs incurred, if any, may be claimed and covered under existing insurance policies, but such coverage is not determinable at this time.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)


                                                  June 30,     December 31,
(in thousands, except par value)                    1996           1995
- ---------------------------------------------------------------------------

ASSETS
Utility plant, at cost
   Property, plant and equipment........         $2,349,603      $2,291,545
   Construction in progress.............            212,973         191,460
   Less--accumulated depreciation.......           (797,228)       (762,770)
                                                 ----------      ----------
         NET UTILITY PLANT..............          1,765,348       1,720,235
                                                 ----------      ----------
Current assets
   Cash and equivalents.................              1,965              20
   Customer accounts receivable, net....             77,422          67,698
   Accrued unbilled revenues, net.......             39,997          43,695
   Other accounts receivable, net.......              3,795           5,355
   Fuel oil stock, at average cost......             23,747          13,469
   Materials and supplies, at average
    cost................................             19,189          20,538
   Prepayments and other................              2,433           2,297
                                                 ----------      ----------
         TOTAL CURRENT ASSETS...........            168,548         153,072
                                                 ----------      ----------
Other assets
   Regulatory assets....................             99,426          97,114
   Other................................             48,326          45,862
                                                 ----------      ----------
         TOTAL OTHER ASSETS.............            147,752         142,976
                                                 ----------      ----------
                                                 $2,081,648      $2,016,283
                                                 ==========      ==========

CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, $6 2/3 par value,
    authorized 50,000 shares;
    outstanding 12,303 shares...........         $   82,031      $   82,031
   Premium on capital stock.............            271,480         271,449
   Retained earnings....................            356,644         343,425
                                                 ----------      ----------
         COMMON STOCK EQUITY............            710,155         696,905
   Cumulative preferred stock
      Not subject to mandatory
       redemption.......................             48,293          48,293
      Subject to mandatory redemption...             37,555          39,955
   Long-term debt, net..................            541,504         487,306
                                                 ----------      ----------
         TOTAL CAPITALIZATION...........          1,337,507       1,272,459
                                                 ----------      ----------
Current liabilities
   Long-term debt due within one year...             43,000          29,903
   Preferred stock sinking fund
    requirements........................              1,795           1,795
   Short-term borrowings - nonaffiliates            121,208         131,753
   Short-term borrowings - affiliate....             12,400           7,000
   Accounts payable.....................             52,052          48,691
   Interest and preferred dividends
    payable.............................             10,515           9,954
   Taxes accrued........................             37,234          42,968
   Other................................             25,822          37,573
                                                 ----------      ----------
         TOTAL CURRENT LIABILITIES......            304,026         309,637
                                                 ----------      ----------
Deferred credits and other liabilities
   Deferred income taxes................            118,226         116,963
   Unamortized tax credits..............             46,946          45,935
   Other................................             81,081          79,435
                                                 ----------      ----------
         TOTAL DEFERRED CREDITS AND
          OTHER LIABILITIES.............            246,253         242,333
                                                 ----------      ----------
Contributions in aid of construction....            193,862         191,854
                                                 ----------      ----------
                                                 $2,081,648      $2,016,283
                                                 ==========      ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                Three months ended       Six months ended
                                                     June 30,                 June 30,
(in thousands, except for ratio of            ----------------------    --------------------
 earnings to fixed charges)                     1996          1995       1996         1995
- --------------------------------------------------------------------------------------------
OPERATING REVENUES......................      $262,807      $242,646    $508,751    $473,822
                                              --------      --------    --------    --------
OPERATING EXPENSES
Fuel oil................................        61,665        48,816     115,287      97,293
Purchased power.........................        69,798        70,890     137,605     134,743
Other operation.........................        35,978        34,212      69,569      68,395
Maintenance.............................        11,448        12,411      23,393      23,633
Depreciation and amortization...........        18,338        17,028      36,681      34,010
Taxes, other than income taxes..........        24,312        22,688      48,020      44,767
Income taxes............................        13,660        12,096      25,893      23,270
                                              --------      --------    --------    --------
                                               235,199       218,141     456,448     426,111
                                              --------      --------    --------    --------
OPERATING INCOME........................        27,608        24,505      52,303      47,711
                                              --------      --------    --------    --------
OTHER INCOME
Allowance for equity funds used
   during construction..................         2,147         2,618       4,798       4,985
Other, net..............................         2,165         1,710       4,016       2,947
                                              --------      --------    --------    --------
                                                 4,312         4,328       8,814       7,932
                                              --------      --------    --------    --------
INCOME BEFORE INTEREST AND OTHER CHARGES        31,920        28,833      61,117      55,643
                                              --------      --------    --------    --------
INTEREST AND OTHER CHARGES
Interest on long-term debt..............         8,735         8,587      17,263      16,665
Amortization of net bond premium and
 expense................................           320           320         635         634
Other interest charges..................         2,465         1,998       4,955       4,052
Allowance for borrowed funds used
   during construction..................        (1,154)       (1,338)     (2,504)     (2,505)
Preferred stock dividends of
 subsidiaries...........................           702           692       1,404       1,384
                                              --------      --------    --------    --------
                                                11,068        10,259      21,753      20,230
                                              --------      --------    --------    --------

INCOME BEFORE PREFERRED STOCK DIVIDENDS
   OF HECO..............................        20,852        18,574      39,364      35,413
Preferred stock dividends of HECO.......           964         1,034       1,937       2,073
                                              --------      --------    --------    --------
NET INCOME FOR COMMON STOCK.............      $ 19,888      $ 17,540    $ 37,427    $ 33,340
                                              ========      ========    ========    ========
Ratio of earnings to fixed charges
   (SEC method).........................                                    3.46        3.34
                                                                        ========    ========

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)

                                                 Three months ended       Six months ended
                                                      June 30,                June 30,
                                              ----------------------    --------------------
(in thousands)                                   1996          1995       1996        1995
- --------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD..      $349,910      $315,408    $343,425    $308,535
Net income for common stock.............        19,888        17,540      37,427      33,340
Common stock dividends..................       (13,154)       (7,900)    (24,208)    (16,827)
                                              --------      --------    --------    --------
RETAINED EARNINGS, END OF PERIOD........      $356,644      $325,048    $356,644    $325,048
                                              ========      ========    ========    ========

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Six months ended
                                                                                                  June 30,
                                                                                       ----------------------------
(in thousands)                                                                         1996                   1995
- --------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends of HECO.................................     $ 39,364               $ 35,413
Adjustments to reconcile income before preferred stock dividends of
 HECO to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment............       36,681                 34,010
      Other amortization........................................................        4,574                  2,816
      Deferred income taxes.....................................................        1,302                  1,837
      Tax credits, net..........................................................        1,840                  2,174
      Allowance for equity funds used during construction.......................       (4,798)                (4,985)
  Changes in assets and liabilities
      Increase in accounts receivable...........................................       (8,164)                (7,741)
      Decrease (increase) in accrued unbilled revenues..........................        3,698                   (300)
      Decrease (increase) in fuel oil stock.....................................      (10,278)                 5,281
      Decrease (increase) in materials and supplies.............................        1,349                    (72)
      Increase in regulatory assets.............................................       (1,676)                (2,394)
      Increase (decrease) in accounts payable...................................        3,361                 (7,645)
      Increase in interest and preferred dividends payable......................          561                  1,166
      Changes in other assets and liabilities...................................      (21,899)               (14,012)
                                                                                     --------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................       45,915                 45,548
                                                                                     --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures............................................................      (79,820)               (95,741)
Contributions in aid of construction............................................        5,984                  6,414
Increase in notes receivable....................................................         (391)                    --
                                                                                     --------               --------
NET CASH USED IN INVESTING ACTIVITIES...........................................      (74,227)               (89,327)
                                                                                     --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends..........................................................      (24,208)               (16,827)
Preferred stock dividends.......................................................       (1,937)                (2,073)
Proceeds from issuance of long-term debt........................................       67,242                 48,213
Repayment of long-term debt.....................................................           --                (11,000)
Redemption of preferred stock...................................................       (2,400)                (1,554)
Net increase (decrease) in short-term borrowings from nonaffiliates
  and affiliate with original maturities of three months or less................       (5,145)                20,899
Other...........................................................................       (3,295)                (4,134)
                                                                                     --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................       30,257                 33,524
                                                                                     --------               --------

Net increase (decrease) in cash and equivalents.................................        1,945                (10,255)
Cash and equivalents, beginning of period.......................................           20                 10,694
                                                                                     --------               --------
CASH AND EQUIVALENTS, END OF PERIOD.............................................     $  1,965               $    439
                                                                                     ========               ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


(1)  BASIS OF PRESENTATION
- --------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1995 (as amended) and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1996.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by generally accepted accounting principles to present fairly the financial position of HECO and its subsidiaries as of June 30, 1996 and December 31, 1995, and the results of their operations for the three months and six months ended June 30, 1996 and 1995, and their cash flows for the six months ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  CASH FLOWS
- ---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:


                                           Six months ended
                                               June 30,
                                           -----------------
(in thousands)                              1996      1995
- ------------------------------------------------------------
Interest................................   $19,788   $17,332
                                           =======   =======

Income taxes............................   $16,411   $19,174
                                           =======   =======


SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $4.8 million and $5.0 million for the six months ended June 30, 1996 and 1995, respectively.

(3)  COMMITMENTS AND CONTINGENCIES
- ----------------------------------

HELCO POWER SITUATION

BACKGROUND.  In 1991, HELCO identified the need beginning in 1994 for additional
- ----------
generation to provide for forecasted load growth while maintaining a satisfactory generation reserve margin, to address uncertainties about future deliveries of power from existing firm power producers and to permit the retirement of older generating units. In the same year, the Hawaii Public Utilities Commission (PUC) issued an order calling for an investigation of the reliability of HELCO's system following service interruptions and rolling blackouts instituted on the island of Hawaii. HELCO added firm capacity to its system in August 1992 (a 20-MW HELCO-owned unit) and in June 1993 (pursuant to a power purchase agreement for 25 MW of firm capacity). HELCO also proceeded with plans to install at its Keahole power plant site two 20-MW combustion turbines (CT-4 and CT-5), followed by an 18-MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56-MW (net) combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994, and in September 1995, the PUC conditionally approved expenditures for CT-5 and ST-7.

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

CDUP DELAYS.  In late 1995, a contested case hearing with respect to the CDUP
- -----------
was conducted and the hearing officer recommended denial of the CDUP application. On April 22, 1996, the Hawaii Board of Land and Natural Resources
(BLNR) issued a written order in which it stated that it had voted 3 in favor and 2 against a motion to accept the hearing officer's recommendation and that HELCO's CDUP application was denied. On May 10, 1996 the BLNR issued an amended order which no longer stated that the application was denied, but rather that it would not issue a permit based on that vote. HELCO's position is that denial of the CDUP application requires the favorable vote of at least 4 members of the BLNR, and that the failure of the BLNR to take effective action results in HELCO being entitled to its CDUP by operation of law. HELCO has filed both a complaint for declaratory judgment (basically asking that HELCO be allowed to put its land to the use requested and asking that BLNR and others act consistently with that purpose) and a protective appeal of the original BLNR order. Other parties have been allowed to intervene or cross-appeal, respectively, in those actions. On July 25, 1996, the Third Circuit Court consolidated HELCO'S cases and set an expedited schedule which results in oral arguments on September 30, 1996. A decision is anticipated shortly thereafter. These proceedings may further delay, if not prevent, HELCO's project.

PSD PERMIT DELAYS.  The Hawaii Department of Health (DOH) forwarded HELCO's PSD
- -----------------
permit to the Environmental Protection Agency (EPA) for its approval. In a November 1995 letter to the DOH, the EPA declined to sign HELCO's PSD permit. HELCO requested that the EPA reconsider this decision and the EPA agreed to reconsider based on additional information supplied by HELCO. In a second letter dated February 6, 1996, the EPA set forth information to be considered by HELCO, and HELCO responded to the EPA's positions by letter dated March 8, 1996. By letter dated April 8, the EPA restated its determinations and indicated that further documentation is required from HELCO in order for the EPA to consider HELCO'S positions. By letter dated June 5, 1996 to the DOH, the EPA stated that it had reviewed HELCO's letter to the DOH dated April 3, 1996 in which HELCO proposed to reduce net nitrogen oxide emission increases at Keahole by retiring and/or reducing output of certain existing diesel units, that it found the netting approach procedurally and substantively acceptable, and that if emission increases were kept below significance levels it would not require the use of any particular emission control technology. In addition, the EPA has requested that the DOH reconsider the use of low sulfur naphtha fuel as best available control technology for sulfur dioxide emissions. HELCO has submitted information showing that the use of such fuel in the Keahole unit is economically infeasible. The DOH is still reviewing this issue. Information exchange and discussions with the EPA and the DOH are ongoing. If the EPA does not sign a permit forwarded by the DOH, this may further delay, if not prevent, HELCO's project.

IPP COMPLAINTS.  Two independent power producers (IPPs), Kawaihae Cogeneration
- --------------
Partners (KCP) and Enserch Development Corporation (Enserch), filed separate complaints against HELCO with the PUC, alleging that they are entitled to power purchase contracts to provide HELCO with additional capacity which, under HELCO's current estimates of generating capacity requirements, would be in place of HELCO's planned 56-MW combined-cycle unit at Keahole. In July 1995, the PUC issued a decision and order in the docket involving KCP. In the order, the PUC stated its position on various issues affecting HELCO's avoided cost calculations (several of which were contrary to HELCO's recommendations). In September 1995, HELCO provided proposals to the two IPPs, and further negotiations were undertaken. Status reports on the negotiations with the two IPPs were filed with the PUC.

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

On January 26, 1996, the PUC ordered that the KCP docket be reopened and that HELCO and KCP continue in good faith to negotiate a power purchase agreement, file a list of unresolved issues requiring PUC guidance and meet with the PUC on March 27, 1996. Status reports were filed during March and the meeting was held as scheduled. On March 20, 1996, the PUC ordered that HELCO and Enserch file status reports with the PUC and, if requested by either party on or before April 15, 1996, hold a hearing on April 25, 1996. Status reports were filed by Enserch and HELCO during April and the hearing was held as scheduled. Additional written submissions were made to the PUC by the parties in the Enserch docket on June 14, 1996. The PUC may provide guidance to the IPPs and HELCO concerning certain issues as their negotiations continue.

COSTS INCURRED.  If HELCO's negotiations with the IPPs result in a power
- --------------
purchase agreement and/or if HELCO's combined-cycle unit is not installed, HELCO may be required to write off a portion of the costs incurred in its efforts to put into service its combined-cycle unit ($46.3 million as of June 30, 1996) if such costs ultimately are not recoverable from customers or others. The $46.3 million includes approximately $26.7 million for equipment and material purchases, approximately $9.8 million for planning, engineering, permitting, site development and other costs and approximately $9.8 million as an allowance for funds used during construction (AFUDC). Management cannot determine at this time whether the negotiations with the IPPs will result in a power purchase agreement, or whether HELCO's combined cycle unit will be installed, or the amount of incurred costs, if any, that may not be recoverable from customers or others.

CONTINGENCY PLANNING.  In June 1995, HELCO filed with the PUC its generation
- --------------------
resource contingency plan detailing alternatives and mitigation measures to address possible further delays in obtaining the permits necessary to construct its combined-cycle unit. HELCO has arranged for additional firm capacity to be provided by its existing firm power producers, obtained contracts shifting loads to off-peak hours, begun implementing in January 1996 its energy-efficiency demand-side management programs and deferred generation unit retirements. These measures have helped HELCO maintain its reserve margin and reduce the risk of capacity shortages. In January 1996, the PUC opened a generic docket relating to HELCO's contingency plan. Pursuant to the PUC order, HELCO submitted updated information to the PUC on March 18, 1996.

ENVIRONMENTAL REGULATION--HAZARDOUS WASTE AND TOXIC SUBSTANCES CONTROLS

See note (8), "Contingencies," in HEI's "Notes to consolidated financial statements."

INTERIM RATE INCREASES

Amounts recovered under interim rates in excess of final approved rates are subject to refund with interest. At June 30, 1996, previously recorded revenue amounts recognized under interim rate increases and subject to refund were not significant.

(4)  ACCOUNTING CHANGE
- ----------------------

See note (6), "Accounting changes--Long-lived assets," in HEI's "Notes to consolidated financial statements."

(5)  SUMMARIZED FINANCIAL INFORMATION
- -------------------------------------

Summarized financial information for HECO's consolidated subsidiaries, HELCO and MECO, is as follows:

BALANCE SHEET DATA

                                                                      HELCO                         MECO
                                                              -----------------------       -----------------------
                                                              June 30,   December 31,        June 30,   December 31,
(in thousands)                                                  1996       1995                1996         1995
- -------------------------------------------------------------------------------------------------------------------
Current assets............................................    $ 26,405     $ 23,485          $ 28,581     $ 27,161
Noncurrent assets.........................................     376,689      368,785           330,365      306,191
                                                              --------     --------          --------     --------
                                                              $403,094     $392,270          $358,946     $333,352
                                                              ========     ========          ========     ========

Common stock equity.......................................    $137,890     $136,930          $127,820     $126,458
Cumulative preferred stock
    Not subject to mandatory redemption...................      10,000       10,000             8,000        8,000
    Subject to mandatory redemption.......................       7,500        7,500             6,055        6,055
Current liabilities.......................................      64,692       64,233            61,014       57,551
Noncurrent liabilities....................................     183,012      173,607           156,057      135,288
                                                              --------     --------          --------     --------
                                                              $403,094     $392,270          $358,946     $333,352
                                                              ========     ========          ========     ========

INCOME STATEMENT DATA

                                                   HELCO                                           MECO
                                 -------------------------------------------    ----------------------------------------------
                                   Three months ended      Six months ended       Three months ended       Six months ended
                                         June 30,              June 30,                June   30,              June 30,
                                 ----------------------   ------------------    ---------------------    ---------------------
(in thousands)                      1996       1995         1996       1995         1996       1995        1996       1995
- ------------------------------------------------------------------------------------------------------------------------------
Operating revenues............    $37,481    $33,551      $72,670    $66,246      $35,416    $31,448     $68,211    $61,241
Operating income..............      4,768      3,933        7,457      7,356        3,695      4,147       7,625      7,890
Net income for common stock...      3,023      3,111        5,162      5,659        3,105      2,810       6,272      5,099

(6)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
- -------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     ---------------------------------

                                                               Three months ended              Six months ended
                                                                    June 30,                       June 30,
                                                              --------------------           ---------------------
(in thousands)                                                  1996         1995              1996         1995
- ------------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated
 activities before income taxes (per HEI
 consolidated statements of income).......................    $ 43,375     $ 38,299          $ 82,114     $ 73,712
Deduct:
  Income taxes on regulated activities....................     (13,660)     (12,096)          (25,893)     (23,270)
  Revenues from nonregulated activities...................      (2,180)      (1,860)           (4,073)      (3,205)
Add:
  Expenses from nonregulated activities..................           73          162               155          474
                                                              --------     --------          --------     --------
Operating income from regulated activities after income
 taxes (per HECO consolidated statements of income).......    $ 27,608     $ 24,505          $ 52,303     $ 47,711
                                                              ========     ========          ========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

                             RESULTS OF OPERATIONS

CONSOLIDATED
- ------------
                                Three months ended
                                     June 30,
(in thousands, except per      --------------------        %       Primary reason(s) for
share amounts)                  1996       1995          change    significant change*
- ------------------------------------------------------------------------------------------------------
Revenues.....................   $347,243   $319,897        9       Increase for all
                                                                   segments

Operating income.............     51,412     46,070       12       Increase for the electric utility
                                                                   and savings bank segments

Net income...................     21,363     18,880       13       Higher operating income, partly
                                                                   offset by higher interest expense
                                                                   due to higher average borrowings and
                                                                   lower AFUDC

Earnings per common share....       0.71       0.65        9       See explanation for "net income,"
                                                                   partly offset by an increase in
                                                                   shares outstanding
Weighted average number of
 common shares outstanding...     30,182     29,063        4       Issuances under the Dividend
                                                                   Reinvestment and Stock Purchase
                                                                   Plan and other plans
                                 Six months ended
                                      June 30,
(in thousands, except per      --------------------       %        Primary reason(s) for
share amounts)                    1996       1995       change     significant change*
- ------------------------------------------------------------------------------------------------------
Revenues.....................   $673,412   $626,171        8       Increase for all segments

Operating income.............     98,147     90,379        9       Increase for the electric utility
                                                                   segment

Net income...................     40,232     36,727       10       Higher operating income, partly
                                                                   offset by higher interest expense
                                                                   due to higher average borrowings

Earnings per common share....       1.34       1.27        6       See explanation for "net income,"
                                                                   partly offset by an increase in
                                                                   shares outstanding

Weighted average number of
 common shares outstanding...     30,033     28,919        4       Issuances under the Dividend
                                                                   Reinvestment and Stock Purchase
                                                                   Plan and other plans

*  Also see segment discussions which follow.

During the first six months of 1996, electric rates at HEI's three electric utility subsidiaries were designed to provide lower returns on average common equity (ROACEs) than the allowed ROACEs in effect during the first six months of 1995. The Hawaii Public Utilities Commission (PUC) decisions and orders (D&Os) issued in December 1995 and the first six months of 1996 established allowed ROACEs ranging from 11.40% to 11.65%, compared with ROACEs greater than 12% in effect in the first half of 1995. The PUC issued an order in December 1995 for HECO which lowered electric rates retroactive to January 1, 1995, and required a refund to customers. Had the lower rates actually been in effect from January 1, 1995, consolidated HEI's 1996 second quarter earnings per share would have exceeded earnings per share for the second quarter of 1995 by approximately
11 cents, or 18%, and consolidated HEI's earnings per share for the first half of 1996 would have exceeded earnings per share for the first half of 1995 by approximately 16 cents, or 14%.

Following is a general discussion of revenues, expenses and operating income by business segment.

ELECTRIC UTILITY
- ----------------

                                Three months ended
                                      June 30,
(in thousands, except per       ------------------       %        Primary reason(s) for
barrel amounts                   1996        1995      change     significant change
- ---------------------------------------------------------------------------------------
Revenues.....................     $264,987   $244,506      8      4.3% increase in KWH sales
                                                                  ($10 million), higher rates
                                                                  ($2 million) and higher
                                                                  fuel oil prices ($9 million)
                                                                  which are recovered
                                                                  through rates
Expenses
 Fuel oil....................       61,665     48,816     26      Higher fuel oil prices and
                                                                  more KWHs generated

 Purchased power.............       69,798     70,890     (2)     Less KWHs purchased,
                                                                  partly offset by higher fuel
                                                                  oil prices

 Other.......................       90,149     86,501      4      Higher other operation
                                                                  expense, depreciation
                                                                  expense and taxes, other
                                                                  than income taxes, partly
                                                                  offset by lower maintenance
                                                                  expense

Operating income.............       43,375     38,299     13      Higher revenues, partly offset
                                                                  by higher fuel oil and other
                                                                  expenses

Net income...................       19,888     17,540     13      Higher operating income, partly
                                                                  offset by higher interest
                                                                  expense and lower AFUDC

Fuel oil price per barrel....        23.11      20.56     12


                                  Six months ended
                                      June 30,
(in thousands, except per       ---------------------      %        Primary reason(s) for
barrel amounts)                     1996       1995     change       significant change
- ----------------------------------------------------------------------------------------------
Revenues.....................     $512,824   $477,027    8       3.6% increase in KWH sales
                                                                 ($17 million), higher rates
                                                                 ($3 million) and higher fuel
                                                                 oil prices ($15 million)
                                                                 which are recovered
                                                                 through rates

Expenses

 Fuel oil....................      115,287     97,293   18       Higher fuel oil prices and more
                                                                 KWHs generated

 Purchased power.............      137,605    134,743    2       Higher purchased energy prices,
                                                                 partly due to higher fuel oil
                                                                 prices

 Other.......................      177,818    171,279    4       Higher other operation
                                                                 expense, depreciation
                                                                 expense and taxes, other
                                                                 than income taxes

Operating income.............       82,114     73,712   11       Higher revenues,
                                                                 partly offset by higher
                                                                 expenses

Net income...................       37,427     33,340   12       Higher operating income, partly
                                                                 offset by higher interest
                                                                 expense

Fuel oil price per barrel....        22.83      20.19   13

Had the lower rates in the PUC's December 1995 D&O for HECO been in effect from January 1, 1995, consolidated HECO's 1996 second quarter net income would have exceeded net income for the second quarter of 1995 by approximately 23%, and consolidated HECO's net income for six months ended June 30, 1996 would have exceeded net income for the first half of 1995 by approximately 22%. Kilowatthour sales in the second quarter and first half of 1996 increased 4.3% and 3.6%, respectively, from the same periods in 1995, partly due to increases in visitor arrivals and the number of customers and warmer weather. Also, the electric utilities have been controlling their other operation and maintenance expenses.

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

Recent rate requests
- --------------------
Hawaiian Electric Company, Inc.
- -------------------------------
 . In December 1993, HECO filed a request to increase rates based on a 1995 test year. HECO requested a 4.1% increase (as revised), or $28.2 million in annual revenues, based on a 13.25% ROACE. In December 1995, HECO received a final D&O authorizing a 1.3%, or $9.1 million, increase in annual revenues, based on an 11.4% ROACE. The D&O required a refund to customers because HECO had previously received four interim increases totaling $18.9 million on an annualized basis, or $9.8 million more than the amount that was finally approved. The reduced rate relief resulted primarily from the lower ROACE used by the PUC in the final D&O because of decreases in interest rates subsequent to the first interim increase, which was effective January 1, 1995 and was based on a 12.6% ROACE. The refund amount of $10.2 million (representing amounts received under interim rates in excess of final approved rates, with interest thereon), of which $10 million was accrued in December 1995, was returned to customers in the first half of 1996. The D&O also did not provide revenue to cover costs relating to postretirement executive life insurance. HECO and its subsidiaries wrote off a regulatory asset relating to such costs, resulting in a fourth quarter 1995 after-tax charge of $1.1 million.

Hawaii Electric Light Company, Inc.
- -----------------------------------
 . In March 1995, HELCO filed a request to increase rates based on a 1996 test year. In February 1996, HELCO revised its requested increase to 6.2%, or $8.9 million in annual revenues, based on a 12.5% ROACE. In March 1996, HELCO received an interim D&O authorizing a 4.8%, or $6.8 million, increase in annual revenues, based on an 11.65% ROACE, effective March 4, 1996.

 . HELCO is considering filing a request to increase rates based on a 1997 test year. At this time, however, it appears unlikely.

Maui Electric Company, Limited
- ------------------------------
 . In February 1995, MECO filed a request to increase rates based on a 1996 test year. MECO's final requested increase was 3.8%, or $5.0 million in annual revenues, based on an 11.5% ROACE. In January 1996, MECO received an interim D&O authorizing an increase of 2.8%, or $3.7 million in annual revenues, based on an 11.5% ROACE, effective February 1, 1996.

 . In May 1996, MECO filed a request to increase rates based on a 1997 test year. MECO requested an increase of 13%, or $18.9 million in annual revenues over rates in effect at the time of filing, based on a 12.9% ROACE.

SAVINGS BANK
- ------------

                                 Three months ended
                                      June 30,
                                 ------------------         %
(in thousands)                    1996        1995        change       Primary reason(s) for significant change
- ---------------------------------------------------------------------------------------------------------------
Revenues.....................    $66,278     $61,605         8         Higher interest income as a result of
                                                                       higher average loans receivable and
                                                                       mortgage-backed securities balances,
                                                                       partly offset by lower yields

Operating income.............     10,202       9,843         4         Higher net interest income, offset by
                                                                       higher compensation and employee
                                                                       benefits expenses

Net income...................      5,946       5,704         4         Higher operating income

Interest rate spread.........       2.79%       2.88%                  12 basis points decrease in the weighted
                                                                       average yield on interest-earning assets,
                                                                       partly offset by 3 basis points decrease
                                                                       in the weighted average rate on interest-
                                                                       bearing liabilities


                                  Six months ended
                                       June 30,
                                  -----------------          %
(in thousands)                    1996         1995        change       Primary reason(s) for significant change
- ----------------------------------------------------------------------------------------------------------------
Revenues.....................   $132,070    $122,322         8           Higher interest income as a result of
                                                                         higher average mortgage-backed
                                                                         securities balance, partly offset by lower
                                                                         yield

Operating income.............     20,158      20,068        --           Higher net interest income, offset by
                                                                         higher compensation and employee
                                                                         benefits expenses and higher office
                                                                         occupancy expense

Net income...................     11,736      11,653         1           Higher operating income

Interest rate spread.........       2.82%       2.98%                    10 basis points decrease in the weighted
                                                                         average yield on interest-earning assets
                                                                         and 6 basis points increase in the
                                                                         weighted average rate on interest-
                                                                         bearing liabilities

Several factors contributed to the decrease in ASB's interest rate spread -- the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. One of the primary factors was the flattening of the yield curve beginning in 1995. Comparing second quarter 1996 to the same period in 1995, the weighted average rate on interest-bearing liabilities remained relatively constant, while the weighted average rate on interest-earning assets decreased. Comparing the first half of 1996 to the same period in 1995, the weighted average rate on interest-bearing liabilities increased, while the weighted average rate on interest-earning assets decreased.

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

In 1995, the federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on deposit and loans receivable rates, increased from 5.5% to 6.0% and declined to 5.5% by year end. In the first six months of 1996, the federal funds rate decreased 25 basis points to 5.25%.

OTHER
- -----

                                  Three months ended
                                       June 30,
                                  ------------------      %
(in thousands)                     1996        1995     change   Primary reason(s) for significant change
- ---------------------------------------------------------------------------------------------------------
Revenues.....................     $15,978    $13,786      16     Real estate subsidiary sale of land in
                                                                 downtown Honolulu to a developer for a
                                                                 residential condominium

Operating loss...............      (2,165)    (2,072)     NM     Higher administrative and general
                                                                 expenses at corporate, partly offset
                                                                 by real estate subsidiary sale of land
                                                                 in downtown Honolulu

                                   Six months ended
                                       June 30,
                                  ------------------      %
(in thousands)                      1996       1995     change   Primary reason(s) for significant change
- ---------------------------------------------------------------------------------------------------------
Revenues.....................     $28,518    $26,822       6     Real estate subsidiary sale of land in
                                                                 downtown Honolulu to a developer for a
                                                                 residential condominium

Operating loss...............      (4,125)    (3,401)     NM     Lower general freight revenue at freight
                                                                 transportation subsidiaries and the
                                                                 startup costs of HEIPC, partly offset
                                                                 by real estate subsidiary sale of land
                                                                 in downtown Honolulu

NM  Not meaningful.

The "Other" business segment includes results of operations from HTB and its subsidiary, YB, which are maritime freight transportation companies; HEIIC, which is a company primarily holding investments in leveraged leases; MPC and its subsidiaries, which are real estate development and investment companies; HEIPC and subsidiaries, which have been and will be formed from time to time to pursue independent power projects and energy services projects in Asia and the Pacific; HEI and HEIDI, which are holding companies; and eliminations of intercompany transactions.

FREIGHT TRANSPORTATION

The freight transportation subsidiaries recorded operating income of $0.5 million and $0.9 million in the second quarter and first half of 1996, respectively, compared with $0.6 million and $1.5 million in the same periods of 1995. The decrease in operating income was a result of lower general freight revenues as the freight transportation subsidiaries continue to be negatively impacted by the slow economic activity on the neighbor islands and the slow construction industry. In June 1996, YB filed a request with the PUC for a general rate increase based on a 1996 test year. YB requested an increase of 9.9%, or $3.5 million in annual revenues, based on a 15.15% ROACE.

REAL ESTATE

The real estate subsidiaries recorded operating income of $0.7 million and $0.4 million in the second quarter and first half of 1996, respectively, compared with operating losses of $0.4 million and $0.6 million in the same periods of 1995. In April 1996, MPC sold land in downtown Honolulu to a developer for a pretax gain of $1.1 million. MPC's other real estate development activities continue to be negatively impacted by the slow real estate market in Hawaii. It is not expected that there will be significant growth in Hawaii's economy or a rebound in Hawaii's real estate market in the near term. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects. For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

OTHER

HEIPC was formed in March 1995 and its operating loss (i.e., startup costs) for the first half of 1996 was $1.0 million, compared with $0.5 million for the first half of 1995.

In December 1995, HEIPC signed a "Memorandum of Understanding" with Agusan Power Corporation, Agusan Del Norte Electric Cooperative, Inc. and the provincial government of Agusan Del Norte for a 67% interest in a $28 million, 22-megawatt
(MW) hydroelectric plant in the Philippines. The project is in a preliminary stage for HEIPC. No assurances can be given as to whether the project will be successfully completed.

In February 1996, HEIPC signed a "Memorandum of Understanding" with Beacon Hill Associates, Inc. for a 50% interest in a 60-MW naphtha-fueled combined-cycle power plant in Phnom Penh, Cambodia. However, in June 1996, HEIPC withdrew from negotiations with Beacon Hill Associates, Inc.

DISCONTINUED OPERATIONS
- -----------------------

See note (7) in HEI's "Notes to consolidated financial statements" for information on the discontinued operations of HIG.

ACCOUNTING CHANGES
- ------------------

For a discussion of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"; SFAS No. 122, "Accounting for Mortgage Servicing Rights"; and SFAS No. 123, "Accounting for Stock-Based Compensation"; and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," see note (6) in HEI's "Notes to consolidated financial statements."


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

The consolidated capital structure of HEI was as follows:

(in millions)                       June 30, 1996     December 31, 1995
- -----------------------------------------------------------------------
Short-term borrowings........       $  167     9%     $  182        10%
Long-term debt...............          818    45         758        43
Preferred stock of electric
 utility subsidiaries........           88     5          90         5
Common stock equity..........          754    41         730        42
                                    ------   ---      ------       ---
                                    $1,827   100%     $1,760       100%
                                    ======   ===      ======       ===

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank are not included in the table above.

For the first six months of 1996, net cash provided by operating activities was $58 million. Net cash used in investing activities was $224 million, largely due to ASB's loan originations, net of repayments, and consolidated HECO's capital expenditures. Net cash provided by financing activities was $125 million as a result of several factors, including net increases in long-term debt, securities sold under agreements to repurchase, advances from FHLB and deposit liabilities, partly offset by a decrease in short-term borrowings and by common stock dividends.

Total HEI consolidated financing requirements for 1996 through 2000 (excluding any financing requirements HEIPC may have), including net capital expenditures (which excludes the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction), debt retirements (excluding repayments of advances from FHLB of Seattle and securities sold under agreements to repurchase) and sinking fund requirements, are currently estimated to total $1.1 billion. Of this amount, approximately $0.9 billion are for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 57% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. Over the five-year period 1996 through 2000, HEI estimates that it will require approximately $172 million in new common equity, in addition to retained earnings, which is expected to be provided principally by HEI's Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan. The additional equity will be used to fund the electric utilities' common equity requirements related to their capital expenditure programs and to reduce HEI's overall borrowing level. Additional common equity in excess of the $172 million described above, and additional debt financing, may be required for the development of independent power projects and energy services projects by HEIPC in Asia and the Pacific.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

ELECTRIC UTILITY
- ----------------

HECO's consolidated capital structure was as follows:

(in millions)                       June 30, 1996     December 31, 1995
- -----------------------------------------------------------------------
Short-term borrowings from
 nonaffiliates and affiliate......  $  134     9%       $  139    10%
Long-term debt....................     584    38           517    36
Preferred stock...................      88     6            90     6
Common stock equity...............     710    47           697    48
                                    ------   ---        ------   ---
                                    $1,516   100%       $1,443   100%
                                    ======   ===        ======   ===

Operating activities provided $46 million in net cash during the first six months of 1996. Investing activities used cash of $74 million primarily for capital expenditures, net of contributions in aid of construction. Financing activities provided cash of $30 million through an increase in long-term debt, partly offset by a net decrease in short-term borrowings, payment of common and preferred dividends and the sinking fund redemption of preferred stock.

During May 1996, the Department of Budget and Finance of the State of Hawaii issued $75 million of special purpose revenue bonds on behalf of HECO, HELCO and MECO at a discount, resulting in a yield of 6.375%. As of June 30, 1996, an additional $95 million of revenue bonds had been authorized by the Hawaii Legislature for issuance prior to the end of 1997. In July 1996, an additional $150 million of revenue bonds was authorized by the Hawaii Legislature for issuance prior to the end of 1999.

The electric utilities' consolidated financing requirements for 1996 through 2000, including net capital expenditures, debt retirements and sinking fund requirements, are estimated to total $887 million. HECO's consolidated internal sources, after the payment of common and preferred stock dividends, are currently expected to provide approximately 64% of the total $887 million requirements, with debt and equity financing providing the remaining requirements. HECO currently estimates that it will require approximately
$64 million in new common equity, in addition to retained earnings, over the five-year period 1996 through 2000. The PUC must approve issuances of long-term debt and equity by HECO, HELCO and MECO.

Capital expenditures include the costs of projects which are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 1996 through 2000 are currently estimated to total $805 million. Approximately 65% of gross capital expenditures, including the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction, is for transmission and distribution projects, with the remaining 35% primarily for generation projects.

Capital expenditure estimates and the timing of construction projects are reviewed periodically by management and may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of KWH sales and peak load, the availability of purchased power, the availability of generating sites and transmission and distribution corridors, the ability to obtain adequate and timely rate relief, escalation in construction costs, demand-side management programs and requirements of environmental and other regulatory and permitting authorities.

SAVINGS BANK
- ------------

                                                                                 %
(in millions)                              June 30, 1996   December 31, 1995   change
- -------------------------------------------------------------------------------------
Assets..................................       $3,514            $3,413           3
Mortgage-backed securities..............        1,373             1,445          (5)
Loans receivable........................        1,904             1,688          13
Deposit liabilities.....................        2,259             2,224           2
Securities sold under agreements to               455               413          10
 repurchase.............................
Advances from Federal Home Loan Bank....          527               501           5

At March 31, 1996, ASB was the fourth largest financial institution in the state based on total assets of $3.4 billion and the third largest financial institution based on deposits of $2.3 billion. The 13% increase in loans receivable was partly due to the fact that ASB's refinancings of other institutions loans were high in the first half of 1996. This trend, however, is not expected to continue in the second half of 1996.

For the first six months of 1996, cash used in ASB's investing activities was $146 million, due largely to the origination of loans receivable, partly offset by principal repayments. Cash provided by financing activities was $86 million as a result of a net increase of $43 million in securities sold under agreements to repurchase, $35 million in deposit liabilities and $26 million in advances from the FHLB of Seattle, partly offset by the return of an $11 million capital contribution and common stock dividends of $7 million.

Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision (OTS). ASB was in compliance with OTS liquidity requirements as of June 30, 1996.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of June 30, 1996, ASB was in compliance with the OTS minimum capital requirements (noted in parenthesis) with a tangible capital ratio of 5.01% (1.5%), a core capital ratio of 5.14% (3.0%) and a risk-based capital ratio of 11.97% (8.0%).

The OTS has adopted a rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement. Institutions with an "above normal" level of IRR exposure will be required to deduct an amount from total capital and may be required to hold additional capital. Although the rule became effective January 1, 1994, the OTS has provided a waiver of the IRR capital deduction until it can finalize an appeals process for institutions subject to such deductions. As of June 30, 1996, ASB would not have been required to deduct an amount from total capital or to hold additional capital if the rule adding the IRR component had been implemented.

Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not well-capitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 1996, ASB was well-capitalized (ratio requirements noted in parenthesis) with a leverage ratio of 5.14% (5.0%), a Tier-1 risk-based ratio of 11.25% (6.0%) and a total risk-based ratio of 11.97% (10.0%).

Significant interstate banking legislation has been enacted at both the federal and state levels. Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank holding company may acquire control of a bank in any state, subject to certain restrictions. Under Hawaii law which takes effect on June 1, 1997, a bank chartered under Hawaii law may merge with an out-of-state bank and convert all branches of both banks into branches of a single bank, subject to certain restrictions. Although the federal and Hawaii laws apply only to banks, such legislation may nonetheless affect the competitive balance among banks, thrifts and other financial institutions and the level of competition among financial institutions doing business in Hawaii.

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

ITEM 5.  OTHER INFORMATION
- --------------------------

A.  WAIAU-CAMPBELL INDUSTRIAL PARK TRANSMISSION LINES

In 1993, the PUC held hearings concerning Part 2 of the Waiau-Campbell Industrial Park (CIP) 138-kilovolt transmission lines. These lines are part of a second transmission corridor in West Oahu, running approximately 15 miles between CIP and HECO's Waiau power plant. The new lines were needed (1) to increase system reliability, (2) to provide additional transmission capacity to meet expected load growth and (3) to provide transmission capacity for existing and new power generation projects planned for West Oahu. HECO experienced community opposition over the proposed placement of portions of these lines based in part on the potential effects of the lines on aesthetics and the concern of some that the electric and magnetic fields (EMF) from the power lines may have adverse health effects. HECO witnesses addressed EMF, the route selection process (which involved extensive public input), as well as engineering and related subjects.

One proposal by those who oppose the route of the overhead lines was to place
Part 2 of the Waiau-CIP lines underground. HECO estimated that this proposal would cost approximately $100 million more than the cost of overhead lines. In April 1994, the PUC issued a decision which permitted HECO to construct the lines above ground. While the PUC recognized the concerns of aesthetics and EMF, it felt that neither concern was sufficient to justify the added cost of undergrounding the lines. In May 1994, appeals to the state Supreme Court were filed by intervenors in the PUC proceeding requesting that the Court overturn the PUC's ruling that allowed HECO to construct the lines above ground. No stay of the PUC order was entered. HECO completed construction of the overhead lines which were placed in service in August 1995. In June 1996, the state Supreme Court affirmed the decision of the PUC.

B.   HELCO's and MECO's Integrated Resource Plans (IRPs)

In May 1996, the PUC issued D&Os in which it approved HELCO's and MECO's respective IRPs and Action Plans. The PUC also approved HELCO's and MECO's mechanisms for recovery of demand-side management program expenditures, net lost revenues and shareholder incentives.

HELCO was also ordered to conduct a study to determine the cost-effectiveness of establishing spinning reserve criteria and to submit the study to the PUC with its next IRP or with its next application to commit generation capacity funds, whichever submittal occurs earlier.

C.  Puna Geothermal Venture (PGV)

On February 12, 1996, HELCO and PGV executed an amendment to the existing power purchase agreement, under which PGV would be obligated to provide an additional 5 MW of firm capacity to HELCO commencing in late 1996. The amendment was approved by the PUC in August 1996. Such additional capacity will assist HELCO in addressing its capacity situation.

D.  MECO Maalaea Unit 14

Following a unit overhaul, emission compliance tests conducted for MECO's Maalaea Unit 14 in October 1995 and documented in November 1995 indicated that particulate emissions were in excess of Prevention of Significant Deterioration/Covered Source Permit (PSD) limits. Corrective actions included fine tuning of the combustion turbine's fuel nozzles in December 1995, and a retest in February 1996 confirmed that the unit returned to compliance with PSD limits. All test reports were submitted to the Department of Health of the State of Hawaii (DOH). By letter dated July 15, 1996, the DOH indicated that a Notice of Violation will be issued for the past violations. Management does not believe that the issuance or final resolution of the Notice of Violation will have a material adverse effect on consolidated HECO's financial condition or results of operations.

E.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

     RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS
                                        ---------

                Six months          Years Ended December 31,
                  ended         --------------------------------
              June 30, 1996     1995   1994   1993   1992   1991
              -------------     ----   ----   ----   ----   ----
                   1.96         1.94   2.22   2.25   2.08   1.99
                   ====         ====   ====   ====   ====   ====

     RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS
                                        ---------

                Six months          Years Ended December 31,
                  ended         --------------------------------
              June 30, 1996     1995   1994   1993   1992   1991
              -------------     ----   ----   ----   ----   ----
                   1.57         1.57   1.69   1.65   1.50   1.46
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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

     RATIO OF EARNINGS TO FIXED CHARGES

                Six months          Years Ended December 31,
                  ended         --------------------------------
              June 30, 1996     1995   1994   1993   1992   1991
              -------------     ----   ----   ----   ----   ----
                   3.46         3.46   3.47   3.25   3.03   2.82
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  EXHIBITS
HEI               Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1      Computation of ratio of earnings to fixed charges,
                  six months ended June 30, 1996 and 1995

HECO              Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2      Computation of ratio of earnings to fixed charges,
                  six months ended June 30, 1996 and 1995

HEI               Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1      Financial Data Schedule
                  June 30, 1996 and six months ended June 30, 1996

HECO              Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2      Financial Data Schedule
                  June 30, 1996 and six months ended June 30, 1996


(b)  REPORTS ON FORM 8-K

During the quarter, HEI and HECO filed a Current Report on Form 8-K dated April 30, 1996, under "Item 5. Other Events."





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of each registrant shall be deemed to relate only to matters having reference to that registrant and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.          HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                             (Registrant)



By  /s/ Curtis Y. Harada                    By  /s/ Paul Oyer
   ---------------------                      -----------------
   Curtis Y. Harada                           Paul Oyer
   Controller                                 Financial Vice President and
   (Principal Accounting Officer of HEI)        Treasurer
                                              (Principal Financial Officer of
                                                HECO)

Date:  August 6, 1996                       Date:  August 6, 1996