Form 10-Q
period 1996-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1996-11-13
CIK 354707, 46207

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                      OR
           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


Exact Name of Registrant as          Commission       I.R.S. Employer
Specified in Its Charter             File Number      Identification No.
---------------------------          -----------      ------------------

HAWAIIAN ELECTRIC INDUSTRIES, INC.     1-8503            99-0208097

                                 and Principal Subsidiary

HAWAIIAN ELECTRIC COMPANY, INC.        1-4955            99-0040500


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

Class of Common Stock                                      Outstanding November 1, 1996
---------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value)...             30,663,953 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).......  12,302,657 Shares (not publicly traded)

===================================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 1996

                                     INDEX

                                                                        PAGE NO.
Glossary of terms......................................................     ii

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial statements

          Hawaiian Electric Industries, Inc. and subsidiaries
          ---------------------------------------------------
          Consolidated balance sheets (unaudited) -
           September 30, 1996 and December 31, 1995....................      1

          Consolidated statements of income (unaudited) - three and
           nine months ended September 30, 1996 and 1995...............      2

          Consolidated statements of retained earnings (unaudited) -
           three and nine months ended September 30, 1996 and 1995.....      2

          Consolidated statements of cash flows (unaudited) - nine
           months ended September 30, 1996 and 1995....................      3

          Notes to consolidated financial statements (unaudited).......      4

          Hawaiian Electric Company, Inc. and subsidiaries
          ------------------------------------------------
          Consolidated balance sheets (unaudited) -
           September 30, 1996 and December 31, 1995....................      9

          Consolidated statements of income (unaudited) - three and
           nine months ended September 30, 1996 and 1995...............     10

          Consolidated statements of retained earnings (unaudited) -
           three and nine months ended September 30, 1996 and 1995.....     10

          Consolidated statements of cash flows (unaudited) - nine
           months ended September 30, 1996 and 1995....................     11

          Notes to consolidated financial statements (unaudited).......     12

Item 2.   Management's discussion and analysis of financial condition
           and results of operations...................................     16

                          PART II.  OTHER INFORMATION

Item 1.   Legal proceedings............................................     27
Item 5.   Other information............................................     27
Item 6.   Exhibits and reports on Form 8-K.............................     28
Signatures.............................................................     29

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 1996

                               GLOSSARY OF TERMS

TERMS               DEFINITIONS
-----               -----------

AFUDC               Allowance for funds used during construction

ASB American Savings Bank, F.S.B., a wholly owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp., ASB Service Corporation, AdCommunications, Inc. and American Savings Mortgage Co., Inc.

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

D&O                 Decision and Order

DOH                 Department of Health of the State of Hawaii

EMF                 Electric and magnetic fields

EPA                 Federal Environmental Protection Agency

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

TERMS               DEFINITIONS
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

SAIF                Savings Association Insurance Fund

SEC                 Securities and Exchange Commission

SFAS                Statement of Financial Accounting Standards

YB Young Brothers, Limited, a wholly owned subsidiary of Hawaiian Tug & Barge Corp.

                        PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                                     September 30,  December 31,
(in thousands)                                                           1996           1995
------------------------------------------------------------------------------------------------

ASSETS
Cash and equivalents.............................................   $   94,266      $  130,833
Accounts receivable and unbilled revenues, net...................      147,628         142,505
Inventories, at average cost.....................................       48,001          35,258
Real estate developments.........................................       34,554          35,023
Marketable securities............................................    1,424,929       1,479,552
Other investments................................................       74,142          74,325
Loans receivable, net............................................    1,977,432       1,687,801
Property, plant and equipment, net of accumulated
   depreciation of $874,415 and $815,547.........................    1,896,301       1,808,195
Regulatory assets................................................       99,867          99,693
Other............................................................       67,934          69,315
Goodwill and other intangibles...................................       38,088          41,245
                                                                    ----------      ----------
                                                                    $5,903,142      $5,603,745
                                                                    ==========      ==========
LIABILITIES AND  STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable.................................................   $  110,709      $   94,806
Deposit liabilities..............................................    2,176,216       2,223,755
Short-term borrowings............................................      170,174         181,825
Securities sold under agreements to repurchase...................      479,976         412,521
Advances from Federal Home Loan Bank.............................      668,274         501,274
Long-term debt...................................................      822,514         758,463
Deferred income taxes............................................      186,425         182,101
Unamortized tax credits..........................................       48,159          46,965
Contributions in aid of construction.............................      194,153         191,854
Other............................................................      197,047         190,535
                                                                    ----------      ----------
                                                                     5,053,647       4,784,099
                                                                    ----------      ----------

PREFERRED STOCK OF ELECTRIC UTILITY SUBSIDIARIES
Subject to mandatory redemption..................................       39,255          41,750
Not subject to mandatory redemption..............................       48,293          48,293
                                                                    ----------      ----------
                                                                        87,548          90,043
                                                                    ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 10,000 shares;
   issued:  none.................................................           --              --
Common stock, no par value, authorized 100,000 shares; issued
   and outstanding: 30,618 shares and 29,773 shares..............      614,383         585,387
Retained earnings................................................      147,564         144,216
                                                                    ----------      ----------
                                                                       761,947         729,603
                                                                    ----------      ----------
                                                                    $5,903,142      $5,603,745
                                                                    ==========      ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Three months ended         Nine months ended
(in thousands, except per share amounts and                         September  30,             September 30,
                                                                ---------------------     ---------------------
ratio of earnings to fixed charges)                                1996        1995           1996      1995
---------------------------------------------------------------------------------------------------------------
REVENUES
Electric utility..............................................   $284,417    $261,886      $  797,241  $738,913
Savings bank..................................................     68,281      63,151         200,351   185,473
Other.........................................................     15,460      11,844          43,978    38,666
                                                                 --------    --------      ----------  --------
                                                                  368,158     336,881       1,041,570   963,052
                                                                 --------    --------      ----------  --------

EXPENSES
Electric utility..............................................    234,285     211,215         664,995   614,530
Savings bank..................................................     58,461      53,462         170,373   155,716
     FDIC special assessment..................................     13,835          --          13,835        --
Other.........................................................     16,834      15,529          49,477    45,752
                                                                 --------    --------      ----------  --------
                                                                  323,415     280,206         898,680   815,998
                                                                 --------    --------      ----------  --------

OPERATING INCOME (LOSS)
Electric utility..............................................     50,132      50,671         132,246   124,383
Savings bank..................................................     (4,015)      9,689          16,143    29,757
Other.........................................................     (1,374)     (3,685)         (5,499)   (7,086)
                                                                 --------    --------      ----------  --------
                                                                   44,743      56,675         142,890   147,054
                                                                 --------    --------      ----------  --------
Interest expense--electric utility and other..................    (16,060)    (15,931)        (48,309)  (46,398)
Allowance for borrowed funds used during
 construction.................................................      1,098       1,327           3,602     3,832
Preferred stock dividends of electric utility
 subsidiaries.................................................     (1,667)     (1,726)         (5,008)   (5,183)
Allowance for equity funds used during
 construction.................................................      2,399       2,590           7,197     7,575
                                                                 --------    --------      ----------  --------
INCOME BEFORE INCOME TAXES....................................     30,513      42,935         100,372   106,880
Income taxes..................................................     13,141      17,784          42,768    45,002
                                                                 --------    --------      ----------  --------
NET INCOME....................................................   $ 17,372    $ 25,151      $   57,604  $ 61,878
                                                                 ========    ========      ==========  ========

Earnings per common share.....................................      $0.57       $0.86           $1.91     $2.13
                                                                 ========    ========      ==========  ========
Dividends per common share....................................      $0.60       $0.59           $1.80     $1.77
                                                                 ========    ========      ==========  ========
Weighted average number of common
   shares outstanding.........................................     30,465      29,331          30,178    29,058
                                                                 ========    ========      ==========  ========

Ratio of earnings to fixed charges (SEC method)
   Excluding interest on ASB deposits.........................                                   1.90      2.03
                                                                                           ==========  ========
   Including interest on ASB deposits.........................                                   1.54      1.62
                                                                                           ==========  ========

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)

                                                                 Three months ended          Nine months ended
                                                                   September  30,              September 30,
                                                                --------------------      -----------------------
(in thousands)                                                     1996       1995           1996         1995
-----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS, BEGINNING OF PERIOD........................   $148,450   $138,462      $  144,216    $135,835
Net income....................................................     17,372     25,151          57,604      61,878
Common stock dividends........................................    (18,258)   (17,293)        (54,256)    (51,393)
                                                                 --------   --------      ----------    --------
RETAINED EARNINGS, END OF PERIOD..............................   $147,564   $146,320      $  147,564    $146,320
                                                                 ========   ========      ==========    ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine months ended
                                                                                   September 30,
                                                                              ----------------------
(in thousands)                                                                   1996         1995
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................................  $  57,604    $  61,878
Adjustments to reconcile net income to net cash provided
 by operating activities
  Depreciation and amortization of property, plant and equipment...........     61,553       57,662
  Other amortization.......................................................      9,584        2,275
  Deferred income taxes and tax credits, net...............................      6,955        8,005
  Allowance for equity funds used during construction......................     (7,197)      (7,575)
  Changes in assets and liabilities
    Increase in accounts receivable and unbilled revenues, net............      (5,123)      (9,614)
    Decrease (increase) in inventories....................................     (12,743)       3,727
    Decrease (increase) in real estate developments.......................         469       (1,125)
    Decrease (increase) in regulatory assets..............................          24       (3,708)
    Increase (decrease) in accounts payable...............................      15,903       (4,464)
    Changes in other assets and liabilities...............................      (5,605)      (6,939)
                                                                              ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................................     121,424      100,122
                                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and purchased..................................    (420,981)    (263,846)
Principal repayments on loans receivable...................................     130,745      104,392
Proceeds from sale of loans receivable.....................................       2,314        6,254
Held-to-maturity mortgage-backed securities purchased......................    (199,999)    (146,029)
Principal repayments on held-to-maturity mortgage-backed securities........     252,511      119,430
Capital expenditures.......................................................    (146,346)    (146,244)
Contributions in aid of construction.......................................       7,979        8,482
Other......................................................................       3,382       (7,600)
                                                                              ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES......................................    (370,395)    (325,161)
                                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit liabilities.............................     (47,539)      47,777
Net increase (decrease) in short-term borrowings with original maturities
 of three months or less...................................................     (10,640)      44,946
Proceeds from other short-term borrowings..................................       1,064          745
Repayment of other short-term borrowings...................................      (2,075)      (2,162)
Proceeds from securities sold under agreements to repurchase...............     470,100      424,000
Repurchase of securities sold under agreements to repurchase...............    (402,000)    (220,339)
Proceeds from advances from Federal Home Loan Bank.........................     643,700      355,200
Principal payments on advances from Federal Home Loan Bank.................    (476,700)    (431,700)
Proceeds from issuance of long-term debt...................................      81,360       48,444
Repayment of long-term debt................................................     (17,400)     (13,400)
Redemption of electric utility subsidiaries' preferred stock...............      (2,495)      (1,744)
Net proceeds from issuance of common stock.................................      14,849       13,497
Common stock dividends.....................................................     (40,155)     (36,840)
Other......................................................................         335       (5,747)
                                                                              ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES..................................     212,404      222,677
                                                                              ---------    ---------
Net decrease in cash and equivalents.......................................     (36,567)      (2,362)
Cash and equivalents, beginning of period..................................     130,833       87,623
                                                                              ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD........................................   $  94,266    $  85,261
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

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1995 (as amended) and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarters ended March 31 and June 30, 1996.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of September 30, 1996 and December 31, 1995, and the results of its operations for the three months and nine months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  ELECTRIC UTILITY SUBSIDIARY
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 9 through 15.

(3)  SAVINGS BANK SUBSIDIARY
----------------------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION
American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                                                    Three months ended         Nine months ended
                                                                      September 30,              September 30,
                                                                   ---------------------      --------------------
(in thousands)                                                       1996        1995           1996       1995
------------------------------------------------------------------------------------------------------------------
Interest income..................................................  $ 64,519    $ 59,533        $188,973   $175,094
Interest expense.................................................    39,701      36,577         114,966    104,551
                                                                   --------    --------        --------   --------
NET INTEREST INCOME..............................................    24,818      22,956          74,007     70,543
Provision for losses.............................................      (521)       (242)         (1,412)      (867)
Operating, administrative and general expenses...................   (18,239)    (16,643)        (53,995)   (50,298)
  FDIC special assessment........................................   (13,835)         --         (13,835)        --
Other income.....................................................     3,762       3,618          11,378     10,379
                                                                   --------    --------        --------   --------
OPERATING INCOME (LOSS)..........................................    (4,015)      9,689          16,143     29,757
Income taxes.....................................................    (1,381)      4,047           7,041     12,462
                                                                   --------    --------        --------   --------
NET INCOME (LOSS)................................................  $ (2,634)   $  5,642        $  9,102   $ 17,295
                                                                   ========    ========        ========   ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data
                                                      September 30,   December 31,
(in thousands)                                            1996           1995
---------------------------------------------------------------------------------
ASSETS
Cash and equivalents.................................. $   92,168      $  129,678
Held-to-maturity investment securities................     36,778          34,720
Held-to-maturity mortgage-backed securities...........  1,388,151       1,444,832
Loans receivable, net.................................  1,977,432       1,687,801
Other.................................................     75,673          75,150
Goodwill and other intangibles........................     38,088          41,245
                                                       ----------      ----------
                                                       $3,608,290      $3,413,426
                                                       ==========      ==========
LIABILITIES AND EQUITY
Deposit liabilities................................... $2,176,216      $2,223,755
Securities sold under agreements to repurchase........    479,976         412,521
Advances from Federal Home Loan Bank..................    668,274         501,274
Other.................................................     67,879          57,973
                                                       ----------      ----------
                                                        3,392,345       3,195,523
Common stock equity...................................    215,945         217,903
                                                       ----------      ----------
                                                       $3,608,290      $3,413,426
                                                       ==========      ==========

DEPOSIT-INSURANCE PREMIUMS AND REGULATORY DEVELOPMENTS

The deposit accounts of ASB and other thrifts are insured by the Savings Association Insurance Fund (SAIF). The deposit accounts of commercial banks are insured by the Bank Insurance Fund (BIF). The SAIF and BIF are administered by the Federal Deposit Insurance Corporation (FDIC). In order to capitalize these funds, thrifts and banks have in the past paid costs of insurance ranging from 23 cents to 31 cents per $100 of deposits. However, the FDIC may reduce these assessment rates when the SAIF and BIF individually reach a designated 1.25% reserve ratio. The BIF reached the designated reserve ratio in 1995.

On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 (Funds Act), which requires the FDIC to impose a one-time special assessment on SAIF members in an amount sufficient to increase the SAIF reserve ratio to 1.25% as of October 1, 1996. In addition, effective January 1, 1997, the Funds Act provides that the assessment base for raising funds to pay interest on obligations issued by the Financing Corporation (FICO) is to be expanded to include the deposits of banks as well as thrifts. The provisions of the Funds Act should enable SAIF institutions to achieve, over time, parity with BIF institutions in the schedules of the premiums to be paid for deposit insurance coverage and to fund FICO interest obligations.

In October, 1996, the FDIC set the one-time special assessment for SAIF deposits at 65.7 cents per $100 of deposits, to be applied against insured deposits held by SAIF institutions as of March 31, 1995, subject to such adjustments as the FDIC finds necessary to achieve the 1.25% SAIF reserve ratio as of October 1, 1996. ASB's special assessment was estimated to be $8.3 million after-tax, and was accrued in September 1996. In October, 1996, the FDIC also proposed a risk-based assessment schedule for SAIF institutions, effective January 1, 1997, that would be identical to the existing base rate schedule for BIF institutions:
0 to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 will be the assessment to fund the FICO's interest obligations, estimated at 6.45 cents per $100 of deposits for SAIF institutions and at 1.3 cents per $100 of deposits for BIF institutions. From 2000 through 2017, the FICO interest obligation burden for both thrifts and banks should be identical, at an estimated level of 2.4 cents per $100 of deposits.

ASB believes that, as a well-capitalized thrift, its base deposit insurance premium effective January 1, 1997 under the FDIC's proposal should be 0 and its assessment for funding FICO interest payments should be 6.45 cents per $100 of deposits, compared to its payments through the third quarter of 1996 calculated at 23 cents per $100 of deposits. At this level of base premiums and FICO assessments, and assuming that ASB maintains its well-capitalized status, management expects that ASB's annual after-tax savings will amount to approximately $2 million per year for the years 1997 through 1999 (based on deposit liabilities as of September 30, 1996). Further savings are expected to result for the years 2000 through 2017 if the assessment to fund FICO interest payments is reduced as proposed.

The Funds Act provides that the SAIF and BIF will be merged into the Deposit Insurance Fund by January 1, 1999, but only if no insured depository institution is a thrift on that date. The Funds Act leaves to subsequent legislation, however, the manner in which thrift charters might be eliminated in favor of a bank or some other form of charter. If thrift charters are eliminated and ASB obtains a bank charter, HEI and its subsidiaries might become subject to the restrictions on the permissible activities of a bank holding company. While certain of the proposals that have been advanced would grandfather the activities of existing savings and loan holding companies such as HEI, management cannot predict whether or in what form any of these proposals might ultimately be adopted or the extent to which the business of HEI or ASB might be affected.

(4)  REAL ESTATE SUBSIDIARY
---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $49 million and $50 million at September 30, 1996 and December 31, 1995, respectively. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects.

At September 30, 1996, MPC or its subsidiaries had issued (i) guaranties under which they were jointly and severally contingently liable with their joint venture partners for $2.2 million of outstanding loans and (ii) payment guaranties under which MPC or its subsidiaries were severally contingently liable for $5.4 million of outstanding loans and $3.6 million of additional undrawn loan facilities. All such loans are collateralized by real property. At September 30, 1996, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $9.1 million was outstanding and $4.2 million was undrawn, that it will maintain ownership of 100% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

(5)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                           Nine months ended
                                                                             September 30,
                                                                          --------------------
(in thousands)                                                              1996       1995
----------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding
    interest paid on nonrecourse debt from leveraged leases)............   $154,843   $139,404
                                                                           ========   ========
Interest on nonrecourse debt from leveraged leases......................   $  4,315   $  4,764
                                                                           ========   ========
Income taxes............................................................   $ 36,117   $ 31,981
                                                                           ========   ========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

In the nine months ended September 30, 1995, ASB received $223 million in mortgage-backed securities in exchange for loans.

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $14.1 million and $14.6 million for the nine months ended September 30, 1996 and 1995, respectively.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $7.2 million and $7.6 million for the nine months ended September 30, 1996 and 1995, respectively.

(6)  ACCOUNTING CHANGES
-----------------------

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

MORTGAGE SERVICING RIGHTS AND TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise (as defined) that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securities those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values, if it is practicable to estimate those fair values. ASB adopted the provisions of SFAS No. 122 on January 1, 1996. The adoption of SFAS No. 122 did not have a material effect on the Company's financial condition or results of operations.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards based on the consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 amends or supersedes various statements, including superseding SFAS No. 122. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company will adopt the provisions of SFAS No. 125 on January 1, 1997 and has not yet determined the impact of the adoption.

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

(7)  DISCONTINUED OPERATIONS
----------------------------

THE HAWAIIAN INSURANCE & GUARANTY COMPANY, LIMITED

The Hawaiian Insurance & Guaranty Company, Limited (HIG) and its subsidiaries (collectively, the HIG Group) were property and casualty insurance companies. HEIDI was the holder of record of all the common stock of HIG until August 16, 1994. In December 1992, due to a significant increase in the estimate of policyholder claims from Hurricane Iniki, the HEI Board of Directors concluded it would not contribute additional capital to HIG and the remaining investment in the HIG Group was written off. On December 24, 1992, a formal rehabilitation order vested full control over the HIG Group in the Insurance Commissioner of the State of Hawaii (the Rehabilitator) and her deputies.

On April 12, 1993, the Rehabilitator, the HIG Group and others filed a complaint against HEI, HEIDI and others (Takayama Complaint). The Takayama Complaint, which was subsequently amended, set forth several separate counts, including claims that directors and officers of HEI, HEIDI and the HIG Group were responsible for the losses suffered by the HIG Group and claims that HEI and/or HEIDI should be held liable for HIG's obligations. The lawsuit was settled in early 1994 and $32 million was disbursed to the Rehabilitator. In exchange, all the plaintiffs released their claims against HEI, its affiliates and their past and present officers and directors.

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

In June 1996, the District Court held a hearing on numerous cross-motions for summary judgment with respect to the remaining issues in the case and, on October 26, 1996, the judge ruled on these motions. Some parts of the decision are favorable to HEI and HEIDI, and others are unfavorable. Among other things, the District Court ruled that at least one claim in the Takayama Complaint fell within the "Professional Services" exclusion in the policy, but also ruled that coverage for other claims in the Takayama Complaint was not excluded by the Professional Services exclusion. The District Court further ruled that the policy does not afford coverage for the "piercing the corporate veil" and "assessment" claims that had been asserted in the Takayama Complaint because they represented claims against HEI and HEIDI, and not claims against the directors and officers covered under the policy. The District Court also concluded that a trial would be necessary to determine whether any portion of the settlement was attributable to claims of misrepresentation and deceptive trade practices for which only the companies and not the directors and officers would have been liable. Finally, the District Court concluded that, in view of its other rulings, a trial would be necessary to determine the appropriate allocation of the settlement between covered and uncovered parties and claims, and that HEI would have the burden of proof with respect to allocation. HEI is considering whether to seek an interlocutory appeal with respect to certain of the District Court's rulings which it believes to be in error, or to proceed to trial. No trial date has been set. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

(8)  CONTINGENCIES
------------------

ENVIRONMENTAL REGULATION -- HAZARDOUS WASTE AND TOXIC SUBSTANCES CONTROL
By letters in January and February 1995, the Department of Health of the State of Hawaii (DOH) advised HECO, HTB, YB and others that the DOH was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH letter to HECO requested information regarding past hazardous substances and oil spills that may have occurred at HECO's Honolulu power plant and nearby fuel storage and pipeline facilities which are located near Honolulu Harbor. The DOH letters to HTB and YB requested the same information regarding Pier 21 and Piers 24-29 in Honolulu Harbor. HECO, HTB and YB provided responses to the DOH letters. Based on a limited review of the responses received from HECO, HTB, YB and others, the DOH issued letters on December 18, 1995, indicating that the DOH has identified a number of parties, including HECO, HTB and YB, who appear to be either potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties on January 24, 1996 to inform them of its findings and to establish the framework to determine remedial and cleanup requirements. The DOH's goal was the formation of a voluntary response group comprised of these identified parties. The Honolulu Harbor area of investigation was divided into four units, with the highest priority area (Iwilei Area) to be addressed first. The DOH met again with the identified parties in March and May 1996. A Technical Workgroup (comprised of certain of the parties identified in the December 18, 1995 DOH letter, including HECO) held a meeting on August 19, 1996. Representatives of the Department of Transportation of the State of Hawaii (DOT) Harbors Division also attended the meeting and conditionally committed to join the Workgroup. The Workgroup decided to conduct its own "voluntary" investigations and to hire a consultant to conduct Phase 1 activities (i.e., data assimilation and reporting). Costs for the proposed Phase 1 work will be shared, with the anticipated cost to each company not to exceed $10,000. HECO agreed to participate in the Phase 1 portion of the project. The Workgroup prepared and, on September 16, 1996, submitted a letter to the DOH proposing to conduct a voluntary data assimilation investigation. The letter was signed by BHP Petroleum Americas Refining Inc. and GASCO, Inc.; Chevron U.S.A. Inc.; Shell Oil Products Company; Union Oil Company of California, dba UNOCAL; DOT and HECO. HTB and YB declined to participate in the Phase I portion of the project.

Because the process for determining appropriate remedial and cleanup action, if any, is at an early stage, management cannot predict at this time the costs of further site analysis or future remediation and cleanup requirements, nor can it estimate when such costs would be incurred. Certain of the costs incurred may be claimed and covered under insurance policies, but such coverage is not determinable at this time.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)




                                                                September 30,    December 31,
(in thousands, except par value)                                     1996            1995
---------------------------------------------------------------------------------------------
ASSETS
Utility plant, at cost
   Property, plant and equipment..............................   $2,396,221       $2,291,545
   Construction in progress...................................      222,400          191,460
   Less--accumulated depreciation.............................     (815,412)        (762,770)
                                                                 ----------       ----------
         NET UTILITY PLANT....................................    1,803,209        1,720,235
                                                                 ----------       ----------
Current assets
   Cash and equivalents.......................................          972               20
   Customer accounts receivable, net..........................       74,851           67,698
   Accrued unbilled revenues, net.............................       41,663           43,695
   Other accounts receivable, net.............................        3,552            5,355
   Fuel oil stock, at average cost............................       25,889           13,469
   Materials and supplies, at average cost....................       20,640           20,538
   Prepayments and other......................................        2,109            2,297
                                                                 ----------       ----------
         TOTAL CURRENT ASSETS.................................      169,676          153,072
                                                                 ----------       ----------
Other assets
   Regulatory assets..........................................       97,404           97,114
   Other......................................................       43,519           45,862
                                                                 ----------       ----------
         TOTAL OTHER ASSETS...................................      140,923          142,976
                                                                 ----------       ----------
                                                                 $2,113,808       $2,016,283
                                                                 ==========       ==========
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,303 shares................   $   82,031       $   82,031
   Premium on capital stock...................................      271,496          271,449
   Retained earnings..........................................      365,567          343,425
                                                                 ----------       ----------
         COMMON STOCK EQUITY..................................      719,094          696,905
   Cumulative preferred stock
      Not subject to mandatory redemption.....................       48,293           48,293

      Subject to mandatory redemption.........................       37,460           39,955
   Long-term debt, net........................................      545,660          487,306
                                                                 ----------       ----------
         TOTAL CAPITALIZATION.................................    1,350,507        1,272,459
                                                                 ----------       ----------
Current liabilities
   Long-term debt due within one year.........................       43,000           29,903
   Preferred stock sinking fund requirements..................        1,795            1,795
   Short-term borrowings - nonaffiliates......................      137,906          131,753
   Short-term borrowings - affiliate..........................           --            7,000
   Accounts payable...........................................       59,295           48,691
   Interest and preferred dividends payable...................       14,434            9,954
   Taxes accrued..............................................       46,285           42,968
   Other......................................................       20,473           37,573
                                                                 ----------       ----------
         TOTAL CURRENT LIABILITIES............................      323,188          309,637
                                                                 ----------       ----------
Deferred credits and other liabilities
   Deferred income taxes......................................      119,339          116,963
   Unamortized tax credits....................................       47,152           45,935
   Other......................................................       79,469           79,435
                                                                 ----------       ----------
         TOTAL DEFERRED CREDITS AND OTHER LIABILITIES.........      245,960          242,333
                                                                 ----------       ----------
Contributions in aid of construction..........................      194,153          191,854
                                                                 ----------       ----------
                                                                 $2,113,808       $2,016,283
                                                                 ==========       ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                 Three months ended        Nine months ended
                                                                   September  30,            September 30,
(in thousands, except for ratio of earnings                     ---------------------------------------------
to fixed charges)                                                  1996        1995          1996       1995
-------------------------------------------------------------------------------------------------------------
OPERATING REVENUES.............................................. $282,395    $260,123      $791,146  $733,945
                                                                 --------    --------      --------  --------
OPERATING EXPENSES
Fuel oil........................................................   66,452      57,365       181,739   154,658
Purchased power.................................................   75,069      70,250       212,674   204,993
Other operation.................................................   35,770      30,429       105,339    98,824
Maintenance.....................................................   11,729      11,349        35,122    34,982
Depreciation and amortization...................................   18,417      16,977        55,098    50,987
Taxes, other than income taxes..................................   26,682      24,729        74,702    69,496
Income taxes....................................................   16,474      16,760        42,367    40,030
                                                                 --------    --------      --------  --------
                                                                  250,593     227,859       707,041   653,970
                                                                 --------    --------      --------  --------
OPERATING INCOME................................................   31,802      32,264        84,105    79,975
                                                                 --------    --------      --------  --------
OTHER INCOME
Allowance for equity funds used
   during construction..........................................    2,399       2,590         7,197     7,575
Other, net......................................................    1,920       1,704         5,936     4,651
                                                                 --------    --------      --------  --------
                                                                    4,319       4,294        13,133    12,226
                                                                 --------    --------      --------  --------
INCOME BEFORE INTEREST AND OTHER CHARGES........................   36,121      36,558        97,238    92,201
                                                                 --------    --------      --------  --------
INTEREST AND OTHER CHARGES
Interest on long-term debt......................................    9,708       8,730        26,971    25,395
Amortization of net bond premium and expense....................      333         319           968       953
Other interest charges..........................................    1,672       2,291         6,627     6,343
Allowance for borrowed funds used
   during construction..........................................   (1,098)     (1,327)       (3,602)   (3,832)
Preferred stock dividends of subsidiaries.......................      703         691         2,107     2,075
                                                                 --------    --------      --------  --------
                                                                   11,318      10,704        33,071    30,934
                                                                 --------    --------      --------  --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS
   OF HECO......................................................   24,803      25,854        64,167    61,267
Preferred stock dividends of HECO...............................      964       1,035         2,901     3,108
                                                                 --------    --------      --------  --------
NET INCOME FOR COMMON STOCK..................................... $ 23,839    $ 24,819      $ 61,266  $ 58,159
                                                                 ========    ========      ========  ========
Ratio of earnings to fixed charges
   (SEC method).................................................                               3.67      3.66
                                                                                           ========  ========

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)

                                                                  Three months ended       Nine months ended
                                                                     September 30,           September 30,
                                                                ---------------------------------------------------
(in thousands)                                                     1996        1995         1996       1995
-------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD..                         $356,644    $325,048      $343,425  $308,535
Net income for common stock.............                           23,839      24,819        61,266    58,159
Common stock dividends..................                          (14,916)     (8,770)      (39,124)  (25,597)
                                                                 --------    --------      --------  --------
RETAINED EARNINGS, END OF PERIOD........                         $365,567    $341,097      $365,567  $341,097
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

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                                           Nine months ended
                                                                                                             September 30,
                                                                                                        ------------------------
(in thousands)                                                                                             1996         1995
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends of HECO......................................................... $  64,167    $  61,267
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment....................................    55,098       50,987
      Other amortization................................................................................     6,590        4,099
      Deferred income taxes.............................................................................     2,367        4,040
      Tax credits, net..................................................................................     2,449        2,976
      Allowance for equity funds used during construction...............................................    (7,197)      (7,575)
      Changes in assets and liabilities
         Increase in accounts receivable................................................................    (5,350)      (2,087)
         Decrease (increase) in accrued unbilled revenues...............................................     2,032       (3,643)
         Decrease (increase) in fuel oil stock..........................................................   (12,420)       4,459
         Increase in materials and supplies.............................................................      (102)        (518)
         Decrease (increase) in regulatory assets.......................................................        24       (3,708)
         Increase (decrease) in accounts payable........................................................    10,604       (8,855)
         Increase in interest and preferred dividends payable...........................................     4,480        4,070
         Changes in other assets and liabilities........................................................   (15,865)     (14,469)
                                                                                                         ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................................................   106,877       91,043
                                                                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures....................................................................................  (134,579)    (138,089)
Contributions in aid of construction....................................................................     7,979        8,482
Decrease (increase) in notes receivable.................................................................       602       (7,995)
                                                                                                         ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES...................................................................  (125,998)    (137,602)
                                                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends..................................................................................   (39,124)     (25,597)
Preferred stock dividends...............................................................................    (2,901)      (3,108)
Proceeds from issuance of long-term debt................................................................    71,360       48,444
Repayment of long-term debt.............................................................................        --      (11,000)
Redemption of preferred stock...........................................................................    (2,495)      (1,744)
Net increase (decrease) in short-term borrowings from nonaffiliates and affiliate with original
 maturities of three months or less.....................................................................      (847)      33,145
Other...................................................................................................    (5,920)      (3,990)
                                                                                                         ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............................................................    20,073       36,150
                                                                                                         ---------    ---------
Net increase (decrease) in cash and equivalents.........................................................       952      (10,409)
Cash and equivalents, beginning of period...............................................................        20       10,694
                                                                                                         ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD..................................................................... $     972    $     285
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

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

-------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December31, 1995 (as amended) and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarters ended March 31 and June30, 1996.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of September 30, 1996 and December 31, 1995, and the results of their operations for the three months and nine months ended September 30, 1996 and 1995, and their cash flows for the nine months ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                            Nine months ended
                                              September 30,
                                           ------------------
(in thousands)                              1996      1995
-------------------------------------------------------------
Interest................................   $26,417   $23,890
                                           =======   =======

Income taxes............................   $34,337   $31,879
                                           =======   =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $7.2 million and $7.6 million for the nine months ended September30, 1996 and 1995, respectively.

(3)  COMMITMENTS AND CONTINGENCIES
----------------------------------

HELCO POWER SITUATION

BACKGROUND.  In 1991, HELCO identified the need beginning in 1994 for additional
----------
generation to provide for forecasted load growth while maintaining a satisfactory generation reserve margin, to address uncertainties about future deliveries of power from existing firm power producers and to permit the retirement of older generating units. Also in 1991, the Hawaii Public Utilities Commission (PUC) issued an order calling for an investigation of the reliability of HELCO's system following service interruptions and rolling blackouts instituted on the island of Hawaii. HELCO added firm capacity to its system in August 1992 (a 20-MW HELCO-owned unit) and in June 1993 (pursuant to a power purchase agreement for 25 MW of firm capacity). HELCO also proceeded with plans to install at its Keahole power plant site two 20-MW combustion turbines (CT-4 and CT-5), followed by an 18-MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56-MW (net) combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994, and in September 1995, the PUC conditionally approved expenditures for CT-5 and ST-7.

Despite HELCO's best efforts to install the necessary additional generation, the schedule for the installation of HELCO's phased combined-cycle unit at the Keahole power plant site has been revised due to delays in obtaining approval of the Conservation District Use Permit amendment (CDUP) and the air quality Prevention of Significant Deterioration/Covered Source Permit (PSD) for the Keahole power plant site. HELCO is filing regular periodic reports with the PUC concerning the status of efforts to obtain these permits.

CDUP delays.  In late 1995, a contested case hearing with respect to the CDUP
-----------
was conducted and the hearing officer recommended denial of the CDUP application. On April 22, 1996, the Hawaii Board of Land and Natural Resources
(BLNR) issued a written order in which it stated that it had voted 3 in favor and 2 against a motion to accept the hearing officer's recommendation and that HELCO'S CDUP application was denied. On May 10, 1996 the BLNR issued an amended order which no longer stated that the application was denied, but rather that it would not issue a permit based on that vote. HELCO's position is that denial of the CDUP application requires the favorable vote of at least 4 members of the BLNR, and that the failure of the BLNR to take effective action results in HELCO being entitled to its CDUP by operation of law. HELCO has filed in the Circuit Court for the Third Circuit of Hawaii both a complaint for declaratory judgment (basically asking that HELCO be allowed to put its land to the use requested and asking that BLNR and others act consistently with that purpose) and a protective appeal of the original BLNR order. Other parties have been allowed to intervene or cross-appeal, respectively, in those actions. On July 25, 1996, the Third Circuit Court consolidated HELCO's cases and set an expedited schedule which resulted in oral arguments on September 30, 1996. The parties submitted their proposed findings and form of order on October 15, 1996 and a decision should be forthcoming. These proceedings may further delay, if not prevent, HELCO's project.

PSD permit delays.  The Department of Health of the State of Hawaii (DOH)
-----------------
forwarded HELCO's PSD permit to the Environmental Protection Agency (EPA) for its approval. In a November 1995 letter to the DOH, the EPA declined to sign HELCO'S PSD permit. HELCO requested that the EPA reconsider this decision and the EPA agreed to reconsider based on additional information supplied by HELCO. In a second letter dated February 6, 1996, the EPA set forth information to be considered by HELCO, and HELCO responded to the EPA's positions by letter dated March 8, 1996. By letter dated April 8, 1996, the EPA restated its determinations and indicated that further documentation is required from HELCO in order for the EPA to consider HELCO's positions. By letter dated June 5, 1996 to the DOH, the EPA stated that it had reviewed HELCO's letter to the DOH dated April 3, 1996 in which HELCO proposed to reduce net nitrogen oxide emission increases at Keahole by retiring and/or reducing output of certain existing diesel units, that it found the netting approach procedurally and substantially acceptable, and that if emission increases were kept below significance levels it would not require the use of any particular emission control technology. In addition, the EPA has requested that the DOH reconsider the use of low sulfur naphtha fuel as the best available control technology for sulfur dioxide missions. HELCO has submitted information showing that the use of such fuel in the Keahole unit is not economically feasible. The DOH is still reviewing this issue. Information exchange and discussions with the EPA and the DOH are ongoing. If the EPA does not sign a permit forwarded by the DOH, this may further delay, if not prevent, HELCO's project.

IPP complaints.  Two independent power producers (IPPs), Kawaihae Cogeneration
--------------
Partners (KCP) and Enserch Development Corporation (Enserch), filed separate complaints against HELCO with the PUC, alleging that they are entitled to power purchase contracts to provide HELCO with additional capacity which, under HELCO'S current estimates of generating capacity requirements, would be in place of HELCO's planned 56-MW combined-cycle unit at Keahole. In July 1995, the PUC issued a decision and order in the KCP docket. In the order, the PUC determined various issues affecting HELCO's avoided cost calculations (several of which were contrary to HELCO's recommendations and others of which adopted HELCO's recommendations). In September 1995, HELCO provided proposals to the two IPPs, and further negotiations were undertaken. Status reports on the negotiations with the two IPPs were filed with the PUC.

In September 1995, the PUC allowed HELCO to continue to pursue construction of and commit expenditures for the second combustion turbine (CT-5) and the steam recovery generator (ST-7) for its planned combined-cycle unit, stating in its order that "no part of the project may be included in HELCO's rate base unless and until the project is in fact installed, and is used and useful for utility purposes." In view of permitting delays and the need for power, the PUC also ordered HELCO to continue negotiating with the IPPs and directed that the facility to be built should be the one that can be most expeditiously put into service at "allowable cost."

On January 26, 1996, the PUC ordered that the KCP docket be reopened and that HELCO and KCP continue in good faith to negotiate a power purchase agreement and file a list of unresolved issues requiring PUC guidance. On March 20, 1996, the PUC ordered that HELCO and Enserch file status reports with the PUC. Status reports were filed by Enserch and HELCO and a hearing was held on April 25, 1996. Additional written submissions were made to the PUC by the parties in the Enserch docket on June 14 and July 11, 1996. On October 4, 1996, the PUC issued its order in the Enserch docket. In the order, the PUC determined a number of issues affecting the allocation of transmission interconnection costs and the calculation of HELCO's avoided costs (several of which were contrary to HELCO's recommendations and others of which adopted HELCO's recommendations). The order requires the parties to continue to negotiate on an expeditious basis and, within 75 days, to submit to the PUC either a finalized power purchase agreement or reports on matters that are preventing the finalization of an agreement. Enserch filed a motion for "clarification" of the order on October 14, 1996, HELCO filed a memorandum in opposition to the motion on October 23, 1996, Enserch filed a memorandum in reply to HELCO's memorandum in opposition to the motion on November 4, 1996, and HELCO plans to file a supplemental memorandum in opposition.

Costs incurred.  If it becomes probable that HELCO's combined-cycle unit will
--------------
not be installed (which may occur if the CDUP is denied or if HELCO's negotiations with the IPPs result in a power purchase agreement), HELCO may be required to write off a portion of the costs incurred in its efforts to put into service its combined-cycle unit ($47.7 million as of September 30, 1996) if such costs ultimately are not recoverable from customers or others. The $47.7 million includes approximately $26.7 million for equipment and material purchases, approximately $10.1 million for planning, engineering, permitting, site development and other costs and approximately $10.9 million as an allowance for funds used during construction. Management cannot determine at this time whether the negotiations with the IPPs will result in a power purchase agreement, or whether HELCO's combined-cycle unit will be installed, or the amount of incurred costs, if any, that may not be recoverable from customers or others.

Contingency planning.  In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address possible further delays in obtaining the permits necessary to construct its combined-cycle unit. HELCO has arranged for additional firm capacity to be provided by its existing firm power producers, obtained contracts shifting loads to off-peak hours, begun implementing in January 1996 its energy-efficiency demand-side management programs and deferred generation unit retirements. These measures have helped HELCO maintain its reserve margin and reduce the risk of capacity shortages. In January 1996, the PUC issued an order opening a generic docket relating to HELCO's contingency plan. Pursuant to the PUC order, HELCO submitted updated information to the PUC on March 18, 1996, and filed a further update on October 10, 1996.

ENVIRONMENTAL REGULATION - HAZARDOUS WASTE AND TOXIC SUBSTANCES CONTROLS

See note (8), "Contingencies," in HEI's "Notes to consolidated financial statements."

INTERIM RATE INCREASES

Amounts recovered under interim rates in excess of final approved rates are subject to refund with interest. At September 30, 1996, previously recorded revenue amounts recognized under interim rate increases and subject to refund were not significant.

(4)  ACCOUNTING CHANGE
----------------------

See note (6), "Accounting changes--Long-lived assets," in HEI's "Notes to consolidated financial statements."

(5)  SUMMARIZED FINANCIAL INFORMATION
-------------------------------------

Summarized financial information for HECO's consolidated subsidiaries, HELCO and MECO, is as follows:


BALANCE SHEET DATA

                                                         HELCO                          MECO
                                            ------------------------------   ----------------------------
                                            September 30,     December 31,   September 30,   December 31,
(in thousands)                                   1996            1995            1996           1995
---------------------------------------------------------------------------------------------------------
Current assets............................    $ 25,667          $ 23,485       $ 28,216        $ 27,161
Noncurrent assets.........................     382,167           368,785        348,685         306,191
                                              --------          --------       --------        --------
                                              $407,834          $392,270       $376,901        $333,352
                                              ========          ========       ========        ========

Common stock equity.......................    $138,186          $136,930       $130,026        $126,458
Cumulative preferred stock
    Not subject to mandatory redemption...      10,000            10,000          8,000           8,000
    Subject to mandatory redemption.......       7,500             7,500          5,960           6,055
Current liabilities.......................      68,536            64,233         76,941          57,551
Noncurrent liabilities....................     183,612           173,607        155,974         135,288
                                              --------          --------       --------        --------
                                              $407,834          $392,270       $376,901        $333,352
                                              ========          ========       ========        ========

INCOME STATEMENT DATA

                                                      HELCO                                    MECO
                                        -------------------------------------  -------------------------------------
                                           Three months        Nine months         Three months        Nine months
                                              ended               ended               ended               ended
                                           September 30,       September 30,       September 30,       September 30,
                                        -----------------   -----------------   -----------------   ------------------
(in thousands)                            1996      1995       1996      1995      1996     1995       1996     1995
----------------------------------------------------------------------------------------------------------------------
Operating
   revenues...........................   $40,139   $34,937   $112,809  $101,183   $38,732  $34,029   $106,943  $95,270
Operating
   income.............................     4,512     4,613     11,969    11,969     4,950    4,406     12,575   12,296
Net income for
   common stock.......................     2,563     3,983      7,725     9,642     4,531    3,310     10,803    8,409

(6)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
     --------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     ---------------------------------

                                                                  Three months ended          Nine months ended
                                                                     September 30,               September 30,
                                                                 ---------------------       --------------------
(in thousands)                                                    1996         1995             1996       1995
-----------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated
 activities before income taxes (per HEI consolidated
 statements of income)                                            $ 50,132     $ 50,671       $132,246   $124,383
Deduct:
  Income taxes on regulated activities..........................   (16,474)     (16,760)       (42,367)   (40,030)
  Revenues from nonregulated activities.........................    (2,022)      (1,763)        (6,095)    (4,968)
Add:
  Expenses from nonregulated activities.........................       166          116            321        590
                                                                  --------     --------       --------   --------

Operating income from regulated activities after income
taxes (per HECO consolidated statements of income)..............  $ 31,802     $ 32,264       $ 84,105   $ 79,975
                                                                  ========     ========       ========   ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

Except for historical information contained herein, the matters set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of economic conditions, product demand and market acceptance risks, the impact of competitive products and pricing, capacity and supply constraints or difficulties, new technological developments, governmental and regulatory actions, actual purchases under agreements, the results of financing efforts and the timing and extent of changes in interest rates. Investors are also directed to consider other risks and uncertainties discussed in other periodic reports filed by HEI and/or HECO with the Securities and Exchange Commission.


                             RESULTS OF OPERATIONS

CONSOLIDATED
------------

                                Three months ended
                                  September 30,
(in thousands, except per       -------------------      %               Primary reason(s) for
share amounts)                   1996       1995      change              significant change*
------------------------------------------------------------------------------------------------------
Revenues........................ $368,158   $336,881     9         Increase for all segments

Operating income................   44,743     56,675   (21)        Decrease for the electric utility
                                                                   and savings bank segments (see
                                                                   "as adjusted" amounts below)

Net income......................   17,372     25,151   (31)        Lower operating income, higher
                                                                   interest expense due to higher
                                                                   average borrowings and lower
                                                                   AFUDC (see "as adjusted"
                                                                   amounts below)

Earnings per common share.......     0.57       0.86   (34)        See explanation for "net income"

As adjusted **
 Operating income...............   58,578     54,235     8         Increase for all segments

 Net income.....................   25,705     23,661     9         Higher operating income, partly
                                                                   offset by higher interest expense
                                                                   due to higher average borrowings and
                                                                   lower AFUDC

 Earnings per common share......     0.84       0.81     4         See explanation for "net income"

Weighted average number of
 common shares outstanding......   30,465     29,331     4         Issuances under the Dividend
                                                                   Reinvestment and Stock Purchase
                                                                   Plan and other plans

                                   Nine months ended
                                      September 30,
(in thousands, except per        ---------------------       %              Primary reason(s) for
share amounts)                     1996         1995      change             significant change*
------------------------------------------------------------------------------------------------------
Revenues........................ $1,041,570   $963,052         8      Increase for all segments

Operating income................    142,890    147,054        (3)     Decrease for the savings
                                                                      bank segment (see "as
                                                                      adjusted" amounts below)

Net income......................     57,604     61,878        (7)     Lower operating income, higher
                                                                      interest expense due to
                                                                      higher average borrowings and
                                                                      lower AFUDC (see "as adjusted"
                                                                      amounts below)

Earnings per common share.......       1.91       2.13       (10)     See explanation for "net income"

As adjusted **
     Operating income...........    156,725    140,454        12      Increase for all segments

     Net income.................     65,937     57,847        14      Higher operating income, partly
                                                                      offset by higher interest
                                                                      expense due to higher average
                                                                      borrowings and lower AFUDC

     Earnings per common share......   2.18       1.99        10      See explanation for "net income"

Weighted average number of
 common shares outstanding......     30,178     29,058         4      Issuances under the Dividend
                                                                      Reinvestment and Stock Purchase
                                                                      Plan and other plans

*    Also see segment discussions which follow.

** On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which authorizes a one-time deposit-insurance premium assessment by the Federal Deposit Insurance Corporation (FDIC) of
     65.7 cents per $100 of deposits insured by the Savings Association Insurance Fund (SAIF) and held as of March 31, 1995. ASB's assessment was estimated to be $8.3 million after-tax and was accrued in September 1996. In December 1995, a rate order by the Public Utilities Commission of the State of Hawaii (PUC) reduced the allowed return on equity for HECO to 11.4% and required a refund to customers retroactive to January 1, 1995. The 1996 "as adjusted" amounts exclude the effect of the special FDIC assessment, and the 1995 "as adjusted" amounts reflect the PUC's December 1995 rate order as if the adjusted rates had been in effect at the beginning of 1995.

Shareholder dividends are declared and paid by HEI at the discretion of HEI's Board of Directors. On October 15, 1996, HEI's Board of Directors increased the quarterly cash dividend by 1 cent to $0.61 per share for the fourth quarter of 1996. At the indicated annual dividend rate of $2.44 and the closing share price on October 15, 1996, of $33.88, HEI's dividend yield is 7.2%. HEI and its predecessor company, HECO, have paid dividends continuously since 1901. Dividends per share have increased each year since 1964.

Major factors considered in authorizing the dividend increase included the state's continued gradual economic recovery, improvements in the visitor industry, kilowatthour sales growth and productivity gains at the electric utility subsidiaries and steady performance by the savings bank subsidiary. The current payout ratio of 94% for the nine months ended September 30, 1996 is, however, higher than the Board of Directors would prefer, and HEI's goal is to increase earnings faster than dividends in order to reduce the company's payout ratio to below 80%. Whether HEI will be able to achieve this goal will depend on the actual performance of each of its business segments and is subject to all of the risks inherent in their operations. Although the HEI Board of Directors has traditionally determined whether to increase the dividend in the fourth quarter, the Board has decided that the next time it will consider whether to increase the dividend will be the first quarter of 1998, so that it will have a full year of operating results before taking action.

Following is a general discussion of revenues, expenses and operating income by business segment.

ELECTRIC UTILITY
----------------

                                   Three months ended
                                      September 30,
(in thousands, except per        ---------------------       %              Primary reason(s) for
barrel amounts)                    1996         1995      change             significant change
------------------------------------------------------------------------------------------------------
Revenues........................ $  284,417   $261,886         9      3.3% increase in KWH sales
                                                                      ($9 million), higher rates
                                                                      ($1 million), higher fuel oil
                                                                      prices ($11 million) which are
                                                                      recovered through rates, and
                                                                      recovery through rates of
                                                                      integrated resource plan
                                                                      costs ($2 million), including
                                                                      demand-side management program
                                                                      costs and net lost revenues

Expenses
 Fuel oil.......................     66,452     57,365        16      Higher fuel oil prices and more
                                                                      KWHs generated

 Purchased power................     75,069     70,250         7      More KWHs purchased and higher
                                                                      fuel oil prices

 Other..........................     92,764     83,600        11      Higher other operation and
                                                                      maintenance expense (partly due
                                                                      to higher employee benefits expenses
                                                                      and integrated resource plan
                                                                      related costs), depreciation
                                                                      expense and taxes, other than
                                                                      income taxes

Operating income................     50,132     50,671        (1)     Higher revenues, offset by higher
                                                                      expenses (see "as adjusted"
                                                                      amounts below)

Net income......................     23,839     24,819        (4)     Lower operating income, higher
                                                                      interest expense due to higher
                                                                      average borrowings and lower AFUDC
                                                                      (see "as adjusted" amounts below)
As adjusted *
  Operating income..............     50,132     48,231         4      Higher revenues, including higher
                                                                      rates ($4 million), partly offset
                                                                      by higher expenses

  Net income....................     23,839     23,329         2      Higher operating income, partly
                                                                      offset by higher interest expense
                                                                      due to higher average borrowings and
                                                                      lower AFUDC

Fuel oil price per barrel.......      24.31      21.26

                                   Nine months ended
                                      September 30,
(in thousands, except per        ---------------------       %              Primary reason(s) for
barrel amounts)                    1996         1995      change             significant change
------------------------------------------------------------------------------------------------------
Revenues........................ $  797,241   $738,913         8      3.5% increase in KWH sales
                                                                      ($25 million), higher rates
                                                                      ($4 million), higher fuel oil
                                                                      prices ($25 million) which are
                                                                      recovered through rates, and
                                                                      recovery through rates of
                                                                      integrated resource plan
                                                                      costs ($2 million), including
                                                                      demand-side management program
                                                                      costs and net lost revenues

Expenses
 Fuel oil.......................    181,739    154,658        18      Higher fuel oil prices and more
                                                                      KWHs generated

 Purchased power.................    212,674    204,993        4      More KWHs purchased and higher
                                                                      fuel oil prices

 Other...........................    270,582    254,879        6      Higher other operation and
                                                                      maintenance expense (partly
                                                                      due to higher employee benefits
                                                                      expenses and integrated resource
                                                                      plan related costs), depreciation
                                                                      expense and taxes, other than
                                                                      income taxes

Operating income................    132,246    124,383         6      Higher revenues, partly offset by
                                                                      higher expenses (see "as adjusted"
                                                                      amounts below)

Net income......................     61,266     58,159         5      Higher operating income, partly
                                                                      offset by higher interest expense
                                                                      due to higher average borrowings and
                                                                      lower AFUDC (see "as adjusted"
                                                                      amounts below)
As adjusted *
  Operating income..............    132,246    117,783        12      Higher revenues, including higher
                                                                      rates ($11 million), partly
                                                                      offset by higher expenses

  Net income....................     61,266     54,128        13      Higher operating income, partly
                                                                      offset by higher interest expense
                                                                      due to higher average borrowings and
                                                                      lower AFUDC

Fuel oil price per barrel.......      23.35      20.57

* In December 1995, a rate order by the PUC reduced the allowed return on equity for HECO to 11.4% and required a refund to customers retroactive to January 1, 1995. The 1995 "as adjusted" amounts reflect the PUC's December 1995 rate order as if the adjusted rates had been in effect at the beginning of 1995.

Had the lower rates in the PUC's December 1995 rate order for HECO been in effect from January 1, 1995, consolidated HECO's 1996 third quarter net income would have exceeded net income for the third quarter of 1995 by approximately 2%, and consolidated HECO's net income for the nine months ended September
30, 1996 would have exceeded net income for the first nine months of 1995 by approximately 13%. Kilowatthour sales in the third quarter and first nine months of 1996 increased 3.3% and 3.5%, respectively, from the same periods in 1995, partly due to the state's gradually improving economy and an increase in the number of customers.

REGULATION OF ELECTRIC UTILITY RATES

The PUC has broad discretion in its regulation of the rates charged by HEI's electric utility subsidiaries and in other matters. Any adverse decision & order (D&O) by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding, could have a material adverse effect on the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O. Interim rate increases are subject to refund with interest, pending the final outcome of the case. Management cannot predict with certainty when D&Os in pending or future rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

Recent rate requests
--------------------
Hawaiian Electric Company, Inc.
-------------------------------

 .        In December 1993, HECO filed a request to increase rates based on a
1995 test year. HECO requested a 4.1% increase (as revised), or $28.2 million in annual revenues, based on a 13.25% return on average common equity (ROACE). In December 1995, HECO received a final D&O authorizing a 1.3%, or $9.1 million, increase in annual revenues, based on an 11.4% ROACE. The D&O required a refund to customers because HECO had previously received four interim increases totaling $18.9 million on an annualized basis, or $9.8 million more than the amount that was finally approved. The reduced rate relief resulted primarily from the lower ROACE used by the PUC in the final D&O because of decreases in interest rates subsequent to the first interim increase, which had been effective January 1, 1995 and had been based on a 12.6% ROACE. The refund amount of $10.2 million (representing amounts received under interim rates in excess of final approved rates, with interest thereon), of which $10 million was accrued in December 1995, was returned to customers in the first half of 1996. The D&O also did not provide revenue to cover costs relating to post retirement executive life insurance. HECO and its subsidiaries wrote off a regulatory asset relating to such costs, resulting in a fourth quarter 1995 after-tax charge of $1.1 million.

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

 .      It is now unlikely that HELCO will file a request to increase rates based on a 1997 test year.

Maui Electric Company, Limited
------------------------------

 . In February 1995, MECO filed a request to increase rates based on a 1996 test year. MECO's final requested increase was 3.8%, or $5.0 million in annual revenues, based on an 11.5% ROACE. In January 1996, MECO received an interim D&O authorizing an increase of 2.8%, or $3.7 million in annual revenues, based on an 11.5% ROACE, effective February 1, 1996.

 .      In May 1996, MECO filed a request to increase rates based on a 1997 test year, primarily to recover the costs related to generating unit M17. MECO requested an increase of 13%, or $18.9 million in annual revenues over rates in effect at the time of filing, based on a 12.9% ROACE. On November 7, 1996, MECO filed a motion with the PUC to approve an agreement between MECO and the Consumer Advocate which would close the MECO 1997 rate case and would provide MECO with an increase in annual revenues of $1.5 million over revenues at currently effective rates, effective January 1, 1997, based on an 11.65% ROACE. The $1.5 million increase, but not the resulting rate level, is subject to adjustment if the rates approved in the final D&O for the 1996 rate case differ from the interim rates currently in effect. The primary reason for the agreement was a delay in the expected in-service date for MECO's generating unit M17, from the second half of 1997 to the first half of 1998, which resulted from delays in obtaining the necessary PSD permit from the DOH/EPA. MECO anticipates that it will obtain the PSD permit necessary to place M17 in service in 1998, in which event it is likely that MECO will file a request to increase rates based on a 1998 test year.

SAVINGS BANK
------------

                                   Three months ended
                                      September 30,
                                  ---------------------       %              Primary reason(s) for
(in thousands)                      1996         1995      change             significant change
------------------------------------------------------------------------------------------------------
Revenues........................ $   68,281   $ 63,151         8      Higher interest income as a
                                                                      result of higher average loans
                                                                      receivable and mortgage-backed
                                                                      securities balances, partly
                                                                      offset by lower yields

Operating income (loss).........     (4,015)     9,689        NM      Accrual of $13.8 million
                                                                      deposit-insurance premium special
                                                                      assessment by the FDIC (see "as
                                                                      adjusted" amounts below)

Net income (loss)...............     (2,634)     5,642        NM      $8.3 million (after-tax)
                                                                      deposit-insurance premium special
                                                                      assessment by the FDIC (see "as
                                                                      adjusted" amounts below)

As adjusted *
 Operating income...............      9,820      9,689         1      Higher net interest income,
                                                                      partly offset by higher compensation
                                                                      expense and an increase in
                                                                      allowance for loan losses

 Net income.....................      5,699      5,642         1      Higher operating income

Interest rate spread............       2.76%      2.84%               13 basis points decrease in the
                                                                      weighted average yield on
                                                                      interest-earning assets, partly
                                                                      offset by 5 basis points decrease
                                                                      in the weighted average rate on
                                                                      interest-bearing liabilities

NM  Not meaningful.

                                   Nine months ended
                                      September 30,
                                  ---------------------       %              Primary reason(s) for
(in thousands)                      1996         1995      change             significant change
------------------------------------------------------------------------------------------------------
Revenues........................ $  200,351   $185,473         8      Higher interest income as a result
                                                                      of higher average mortgage-backed
                                                                      securities and loans receivable
                                                                      balances, partly offset by lower
                                                                      yields

Operating income................     16,143     29,757       (46)     Accrual of $13.8 million
                                                                      deposit-insurance premium special
                                                                      assessment by the FDIC (see "as
                                                                      adjusted" amounts below)

Net income......................      9,102     17,295       (47)     $8.3 million (after-tax)
                                                                      deposit-insurance premium special
                                                                      assessment by the FDIC (see "as
                                                                      adjusted" amounts below)
As adjusted *
 Operating income...............     29,978     29,757         1      Higher net interest income, partly
                                                                      offset by higher compensation
                                                                      expense and an increase in
                                                                      allowance for loan losses

 Net income.....................     17,435     17,295         1      Higher operating income

Interest rate spread............       2.80%      2.93%               11 basis points decrease in the
                                                                      weighted average yield on
                                                                      interest-earning assets and 2
                                                                      basis points increase in the
                                                                      weighted average rate on
                                                                      interest-bearing liabilities

* On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which authorizes a one-time deposit-insurance premium assessment by the FDIC of 65.7 cents per $100 of deposits insured by the SAIF and held as of March 31, 1995. ASB's assessment was estimated to be $8.3 million after-tax and was accrued in September 1996. The 1996 "as adjusted" amounts exclude the effect of the special FDIC assessment. In anticipation of the assessment, HEI infused $9 million of additional equity capital into ASB in September 1996. As of September 30, 1996, ASB was well-capitalized -- the highest of five categories established by regulators. The assessment will bring the SAIF to its statutory reserve level and should result in a reduction of ASB's deposit-insurance premiums (including assessments to pay interest on the FICO bond) from 23 cents to an estimated 6.45 cents per $100 of deposits, effective January 1, 1997. With the reduction in deposit-insurance premiums, management expects that ASB's annual after-tax savings will amount to approximately $2 million, beginning January 1, 1997 (based on deposit liabilities as of September 30, 1996). See note (3) in HEI's "Notes to consolidated financial statements" for additional information.

Several factors contributed to the decrease in ASB's interest rate spread -- the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. One of the primary factors was the flattening of the yield curve beginning in 1995. Comparing third quarter 1996 to the same period in 1995, the weighted average rates on interest-bearing liabilities and interest-earning assets decreased. Comparing the first nine months of 1996 to the same period in 1995, the weighted average rate on interest-bearing liabilities remained relatively constant, while the weighted average rate on interest-earning assets decreased.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from receipt of interest and principal on outstanding loans receivable and mortgage-backed securities, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase and other sources. In recent years, securities sold under agreements to repurchase and advances from the FHLB of Seattle have become more significant sources of funds as the demand for deposits decreased. Deposits decreased by $83 million and $48 million in the three and nine months ended September 30, 1996, respectively. Deposits increased by $14 million and $48 million in the three and nine months ended September 30, 1995. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's net interest income.

In 1995, the federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on deposit and loans receivable rates, increased from 5.5% to 6.0% and declined to 5.5% by yearend. In the first nine months of 1996, the federal funds rate decreased 25 basis points to 5.25%.

OTHER
-----

                                   Three months ended
                                      September 30,
                                 ---------------------       %              Primary reason(s) for
(in thousands)                     1996         1995      change             significant change
------------------------------------------------------------------------------------------------------
Revenues........................ $   15,460   $ 11,844        31      1995 HEIIC pretax loss on
                                                                      disposition of a leveraged lease
                                                                      investment ($2 million)

Operating loss..................     (1,374)    (3,685)       63      1995 HEIIC pretax loss on
                                                                      disposition of a leveraged lease
                                                                      investment ($2 million)

                                   Nine months ended
                                      September 30,
                                 ---------------------       %              Primary reason(s) for
(in thousands)                     1996         1995      change             significant change
------------------------------------------------------------------------------------------------------
Revenues........................ $   43,978   $ 38,666        14      MPC sale of land in downtown
                                                                      Honolulu to a developer for a
                                                                      residential condominium ($2 million)
                                                                      and 1995 HEIIC pretax loss on
                                                                      disposition of a leveraged lease
                                                                      investment ($2 million)

Operating loss..................     (5,499)    (7,086)       22      MPC sale of land in downtown
                                                                      Honolulu to a developer for a
                                                                      residential condominium ($1
                                                                      million) and 1995 HEIIC pretax
                                                                      loss on disposition of a leveraged
                                                                      lease investment ($2 million),
                                                                      partly offset by higher startup
                                                                      costs at HEIPC

The "Other" business segment includes results of operations from HTB and its subsidiary, YB, which are maritime freight transportation companies; HEIIC, which is a company primarily holding investments in leveraged leases; MPC and its subsidiaries, which are real estate development and investment companies; HEIPC and its subsidiaries, which are companies formed to pursue independent power projects and energy services projects in Asia and the Pacific; HEI and HEIDI, which are holding companies; and eliminations of intercompany transactions.

FREIGHT TRANSPORTATION

The freight transportation subsidiaries recorded operating income of $1.1 million and $2.0 million in the third quarter and first nine months of 1996, respectively, compared with $0.9 million and $2.4 million in the same periods of 1995. The increase in operating income for the quarter is due to higher general freight and interstate revenue. However, the freight transportation subsidiaries continue to be negatively impacted by the slow economic activity on the neighbor islands and the slow construction industry. In June 1996, YB filed a request with the PUC for a general rate increase based on a 1996 test year. YB requested an increase of 9.9%, or $3.5 million in annual revenues, based on a 15.15% ROACE. In September 1996, YB and the Consumer Advocate filed a stipulated agreement with the PUC which would allow YB to increase its rates by $1.4 million annually, or 3.9%. This agreement is subject to PUC approval.

REAL ESTATE

The real estate subsidiaries recorded an operating loss of $0.3 million and operating income of $37,000 in the third quarter and first nine months of 1996, respectively, compared with operating losses of $0.3 million and $0.9 million in the same periods of 1995. In April 1996, MPC sold land in downtown Honolulu to a developer for a pretax gain of $1.1 million. MPC's other real estate development activities continue to be negatively impacted by the slow real estate market in Hawaii. It is not expected that there will be a rebound in Hawaii's real estate market in the near term. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects. For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

OTHER

HEIPC was formed in March 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power projects and energy services projects in Asia and the Pacific. HEIPC's consolidated operating loss (i.e., startup costs) for the first nine months of 1996 was $1.6 million, compared with $1.0 million for the same period in 1995.

In September 1996, HEIPC's subsidiary, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement with the Guam Power Authority, pursuant to which HPG will rehabilitate, operate and maintain for approximately 20 years two oil-fired 26.5-megawatt (MW) units at Tanguisson, Guam. On October 30, 1996, HEI filed with the SEC a "Notification of Foreign Utility Company Status" on Form U-57, stating that HPG will assume operational control of the Tanguisson facility by November 24, 1996. HPG's total cost to rehabilitate the two units will be approximately $12 million, approximately $8 million of which HPG is seeking to fund through nonrecourse financing.

HEIPC continues to pursue the development of a 22-MW hydroelectric plant in the Philippines. The project is in a preliminary stage for HEIPC.

The success of any project undertaken by HEIPC in foreign countries will be dependent on many factors, including the economic, political, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by HEIPC will be successfully completed or that HEIPC's investment in any such project will not be lost, in whole or in part.

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


                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company and HECO and its subsidiaries believe that their ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund their construction programs and to cover debt retirements and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI was as follows:

(in millions)                       September 30,1996     December 31, 1995
---------------------------------------------------------------------------
Short-term borrowings..............    $  170      9%        $  182    10%
Long-term debt.....................       823     45            758    43
Preferred stock of electric
 utility subsidiaries..............        87      5             90     5
Common stock equity................       762     41            730    42
                                       ------    ----        ------   ----
                                       $1,842    100%        $1,760   100%
                                       ======    ====        ======   ====

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from FHLB of Seattle are not included in the table above.

For the first nine months of 1996, net cash provided by operating activities was $121 million. Net cash used in investing activities was $370 million, largely due to ASB's loan originations, net of repayments, and consolidated HECO's capital expenditures. Net cash provided by financing activities was $212 million as a result of several factors, including net increases in long-term debt, advances from FHLB of Seattle and securities sold under agreements to repurchase, partly offset by decreases in deposit liabilities and short-term borrowings and by common stock dividends.

Total HEI consolidated financing requirements for 1997 through 2001 (excluding any financing requirements HEIPC may have), including net capital expenditures (which excludes the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction), debt retirements (excluding repayments of advances from FHLB of Seattle and securities sold under agreements to repurchase) and sinking fund requirements, are currently estimated to total $1.0 billion. Of this amount, approximately $0.8 billion are for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 68% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. Over the five-year period 1997 through 2001, HEI estimates that it will require approximately $158 million in new common equity, in addition to retained earnings, which is expected to be provided principally by HEI's Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan. The additional equity will be used primarily to reduce HEI's overall borrowing level and to fund the electric utilities' common equity requirements related to their capital expenditure programs. Additional common equity in excess of the $158 million described above, and additional debt financing, may be required for the development of independent power projects and energy services projects by HEIPC in Asia and the Pacific.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

ELECTRIC UTILITY
----------------

HECO's consolidated capital structure was as follows:

(in millions)                     September 30,1996         December 31, 1995
--------------------------------------------------------------------------------
Short-term borrowings from
  nonaffiliates and affiliate       $  138      9%              $  139    10%
Long-term debt...............          589     38                  517    36
Preferred stock..............           87      6                   90    6
Common stock equity..........          719     47                  697    48
                                    ------    ----              ------   ----
                                    $1,533    100%              $1,443   100%
                                    ======    ====              ======   ====

Operating activities provided $107Emillion in net cash during the first nine months of 1996. Investing activities used cash of $126 million primarily for capital expenditures, net of contributions in aid of construction. Financing activities provided cash of $20 million through an increase in long-term debt resulting from the drawdown of proceeds from the sale of special purpose revenue bonds, partly offset by a net decrease in short-term borrowings, payment of common and preferred dividends and the sinking fund redemption of preferred stock.

During May 1996, the Department of Budget and Finance of the State of Hawaii issued $75 million of special purpose revenue bonds on behalf of HECO, HELCO and MECO at a discount, resulting in a yield of 6.375%. As of September 30, 1996, an additional $95 million of revenue bonds had been authorized by the Hawaii Legislature for issuance prior to the end of 1997 and an additional $150 million was authorized for issuance prior to the end of 1999.

The electric utilities' consolidated financing requirements for 1997 through 2001, including net capital expenditures, debt retirements and sinking fund requirements, are estimated to total $763 million. HECO's consolidated internal sources, after the payment of common and preferred stock dividends, are currently expected to provide approximately 76% of the total $763 million in requirements, with debt and equity financing providing the remaining requirements. HECO currently estimates that it will require approximately
$36 million in new common equity, in addition to retained earnings, over the five-year period 1997 through 2001. The PUC must approve issuances of long-term debt and equity by HECO, HELCO and MECO.

Capital expenditures include the costs of projects which are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 1997 through 2001 are currently estimated to total $711 million. Approximately 65% of gross capital expenditures, including the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction, is for transmission and distribution projects, with the remaining 35% primarily for generation projects.

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

SAVINGS BANK
------------

                                                    September 30,          December 31,         %
(in millions)                                           1996                  1995           change
---------------------------------------------------------------------------------------------------
Assets................................................ $3,608                 $3,413              6
Mortgage-backed securities............................  1,388                  1,445             (4)
Loans receivable, net.................................  1,977                  1,688             17
Deposit liabilities...................................  2,176                  2,224             (2)
Securities sold under agreements to repurchase........    480                    413             16
Advances from Federal Home Loan Bank..................    668                    501             33

At June 30, 1996, ASB was the fourth largest financial institution in the state based on total assets of $3.5 billion and the third largest financial institution based on deposits of $2.3 billion. The 17% increase in loans receivable noted above was partly due to the fact that ASB's refinancings of other institutions' loans were high in the first nine months of 1996. This trend, however, is not expected to continue in the last quarter of 1996.

For the first nine months of 1996, cash used in ASB's investing activities was $237 million, due largely to the origination of loans receivable, partly offset by principal repayments. Cash provided by financing activities was $176 million as a result of a net increase of $167 million in advances from the FHLB of Seattle and $68 million in securities sold under agreements to repurchase, partly offset by a decrease of $48 million in deposit liabilities and common stock dividends of $10 million.

Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision (OTS). ASB was in compliance with OTS liquidity requirements as of September 30, 1996.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of September 30, 1996, ASB was in compliance with the OTS minimum capital requirements (noted in parenthesis) with a tangible capital ratio of 5.0% (1.5%), a core capital ratio of 5.1% (3.0%) and a risk-based capital ratio of 11.8% (8.0%).

The OTS has adopted a rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement. Institutions with an "above normal" level of IRR exposure will be required to deduct an amount from total capital and may be required to hold additional capital. Although the rule became effective January 1, 1994, the OTS has provided a waiver of the IRR capital deduction until it can finalize an appeals process for institutions subject to such deductions. As of September 30, 1996,

ASB would not have been required to deduct an amount from total capital or to hold additional capital if the rule adding the IRR component had been implemented.

FDIC regulations restrict the ability of financial institutions that are not well-capitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 1996, ASB was well-capitalized (ratio requirements noted in parenthesis) with a leverage ratio of 5.1% (5.0%), a Tier-1 risk-based ratio of 11.1% (6.0%) and a total risk-based ratio of 11.8% (10.0%).

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


                          PART II - OTHER INFORMATION
-------------------------------------------------------------------------------
ITEM 1.  LEGAL PROCEEDINGS
--------------------------

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

B.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

    RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS
                                       ---------

                                      Years ended December 31,
     Nine months ended    --------------------------------------------------
     September 30, 1996     1995       1994       1993       1992       1991
     ------------------     ----       ----       ----       ----       ----
           1.90             1.94       2.22       2.25        2.08      1.99
           ====             ====       ====       ====        ====      ====

    RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS
                                       ---------

                                      Years ended December 31,
     Nine months ended    --------------------------------------------------
     September 30, 1996     1995       1994       1993       1992       1991
     ------------------     ----       ----       ----       ----       ----
           1.54             1.57       1.69       1.65       1.50       1.46
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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

    RATIO OF EARNINGS TO FIXED CHARGES

    Nine months ended
    September 30, 1996                Years ended December 31,
    ------------------     ------------------------------------------------
                           1995       1994       1993       1992       1991
                           ----       ----       ----       ----       ----
           3.67            3.46       3.47       3.25       3.03       2.82
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)     EXHIBITS
HEI               Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1      Computation of ratio of earnings to fixed charges,
                  nine months ended September 30, 1996 and 1995 and years ended
                  December 31, 1995, 1994, 1993, 1992 and 1991

HECO              Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2      Computation of ratio of earnings to fixed charges,
                  nine months ended September 30, 1996 and 1995 and years ended
                  December 31, 1995, 1994, 1993, 1992 and 1991

HEI               Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1      Financial Data Schedule
                  September 30, 1996 and nine months ended September 30, 1996

HECO              Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2      Financial Data Schedule
                  September 30, 1996 and nine months ended September 30, 1996

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.             HAWAIIAN ELECTRIC COMPANY, INC.
        (Registrant)                                     (Registrant)



By  /s/ Robert F. Mougeot                      By  /s/ Paul Oyer
   ----------------------                          ----------------------------
  Robert F. Mougeot                                Paul A. Oyer
  Financial Vice President and                     Financial Vice President and
    Chief Financial Officer                          Treasurer
  (Principal Financial Officer of HEI)             (Principal Financial Officer
                                                    of HECO)

Date:  November 12, 1996                            Date:  November 12, 1996