Form 10-K
period 1996-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1997-03-27
CIK 354707, 46207

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                      OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   COMMISSION                    REGISTRANT; STATE OF INCORPORATION;               I.R.S. EMPLOYER
   FILE NUMBER                      ADDRESS; AND TELEPHONE NUMBER                 IDENTIFICATION NO.
   -----------                   -----------------------------------              ------------------

     1-8503                     HAWAIIAN ELECTRIC INDUSTRIES, INC.                     99-0208097
                                (A Hawaii Corporation)
                                900 Richards Street
                                Honolulu, Hawaii 96813
                                Telephone (808) 543-5662

     1-4955                     HAWAIIAN ELECTRIC COMPANY, INC.                        99-0040500
                                (A Hawaii Corporation)
                                900 Richards Street
                                Honolulu, Hawaii 96813
                                Telephone (808) 543-7771

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                 NAME OF EACH EXCHANGE ON
   REGISTRANT                      TITLE OF EACH CLASS                               WHICH REGISTERED
   ----------                      -------------------                           ------------------------
Hawaiian Electric                Common Stock, Without                          New York Stock Exchange
 Industries, Inc.                      Par Value                                 Pacific Stock Exchange

Hawaiian Electric                First Mortgage Bonds,                          New York Stock Exchange
 Company, Inc.                     Series S, 7 5/8%


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   REGISTRANT                                                                   TITLE OF EACH CLASS
   ----------                                                                   -------------------
   Hawaiian Electric Industries, Inc..........................................  None
   Hawaiian Electric Company, Inc.............................................  Cumulative Preferred Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---        ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      AGGREGATE MARKET VALUE      NUMBER OF SHARES OF
                                       OF THE VOTING STOCK            COMMON STOCK
                                      HELD BY NONAFFILIATES        OUTSTANDING OF THE
                                      OF THE REGISTRANTS ON          REGISTRANTS ON
                                          MARCH 14, 1997             MARCH 14, 1997
                                      ----------------------      -------------------
Hawaiian Electric Industries, Inc.     $1,073,133,000                 31,105,315
                                                                  (Without par value)
Hawaiian Electric Company, Inc.              N/A                      12,805,843
                                                                   ($6 2/3 par value)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE


                                                                             PART OF
                                                                            FORM 10-K
                                                                          INTO WHICH THE
                                                                           DOCUMENT IS
                                 DOCUMENT                                  INCORPORATED
                ------------------------------------------------        -------------------
                Portions of Annual Reports to Stockholder(s)
                  of the following registrants for the fiscal year
                  ended December 31, 1996:

                    Hawaiian Electric Industries, Inc.............     Parts I, II, III and IV

                    Hawaiian Electric Company, Inc................     Parts I, II, III and IV

                Portions of Proxy Statement of Hawaiian
                   Electric Industries, Inc., dated March 7,
                   1997, for the Annual Meeting of
                   Stockholders...................................              Part III


================================================================================

THIS COMBINED FORM 10-K REPRESENTS SEPARATE FILINGS BY HAWAIIAN ELECTRIC INDUSTRIES, INC. AND HAWAIIAN ELECTRIC COMPANY, INC. INFORMATION CONTAINED HEREIN RELATING TO ANY INDIVIDUAL REGISTRANT IS FILED BY EACH REGISTRANT ON ITS OWN BEHALF. NEITHER REGISTRANT MAKES ANY REPRESENTATIONS AS TO THE INFORMATION RELATING TO THE OTHER REGISTRANT.

================================================================================

                               TABLE OF CONTENTS

                                                                                PAGE
Glossary of Terms...............................................................  ii


                                     PART I

Item  1.      Business..........................................................   1
Item  2.      Properties........................................................  35
Item  3.      Legal Proceedings.................................................  37
Item  4.      Submission of Matters to a Vote of Security Holders...............  38


                                    PART II

Item  5.      Market for Registrants' Common Equity and
               Related Stockholder Matters......................................  39
Item  6.      Selected Financial Data...........................................  40
Item  7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................  40
Item  8.      Financial Statements and Supplementary Data.......................  40
Item  9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  40


                                    PART III

Item 10.      Directors and Executive Officers of the Registrants...............  41
Item 11.      Executive Compensation............................................  43
Item 12.      Security Ownership of Certain Beneficial Owners and Management....  47
Item 13.      Certain Relationships and Related Transactions....................  48


                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...  48
Independent Auditors' Report - HEI..............................................  50
Independent Auditors' Report - HECO.............................................  51
Index to Exhibits...............................................................  56
Signatures......................................................................  71

                               GLOSSARY OF TERMS

Defined below are certain terms used in this report:

TERMS                                              DEFINITIONS
-----------------------------   -------------------------------------------------
1935 ACT                        Public Utility Holding Company Act of 1935
AES                             Applied Energy Services, Inc.
AES-BP                          AES Barbers Point, Inc.
ARM                             Adjustable rate mortgage
ASB                             American Savings Bank, F.S.B., a wholly owned
                                 subsidiary of HEI Diversified, Inc. and parent
                                 company of American Savings Investment Services
                                 Corporation, ASB Service Corporation,
                                 AdCommunications, Inc. and American Savings
                                 Mortgage Co., Inc.
BHP                             BHP Petroleum Americas Refining Inc., a fuel oil
                                 supplier
BIF                             Bank Insurance Fund
BPPI                            Baldwin Pacific Properties, Inc., a limited
                                 partner of Baldwin*Malama (a limited partnership
                                 in which Malama Development Corp. is a general
                                 partner)
Btu                             British thermal unit
CDUP                            Conservation District Use Permit
CERCLA                          Comprehensive Environmental Response,
                                 Compensation and Liability Act
Company                         Hawaiian Electric Industries, Inc. and its
                                 direct and indirect subsidiaries, including,
                                 without limitation, Hawaiian Electric Company,
                                 Inc., Maui Electric Company, Limited, Hawaii
                                 Electric Light Company, Inc., HEI Investment
                                 Corp., Malama Pacific Corp. and its
                                 subsidiaries, Hawaiian Tug & Barge Corp., Young
                                 Brothers, Limited, HEI Diversified, Inc.,
                                 American Savings Bank, F.S.B. and its
                                 subsidiaries, Pacific Energy Conservation
                                 Services, Inc. and HEI Power Corp. and its
                                 subsidiaries
Consumer Advocate               Division of Consumer Advocacy, Department of
                                 Commerce and Consumer Affairs of the State of
                                 Hawaii
CT                              Combustion turbine
CUSA                            Chevron U.S.A., Inc., a fuel oil supplier
DOH                             Department of Health of the State of Hawaii
DOT                             Department of Transportation of the State of
                                 Hawaii
DSM                             Demand-side management
EPA                             Environmental Protection Agency - federal
EPCRA                           Emergency Planning and Community Right-to-Know
                                 Act
ERL                             State of Hawaii Environmental Response Law
FASB                            Financial Accounting Standards Board
FDIC                            Federal Deposit Insurance Corporation
FDICIA                          Federal Deposit Insurance Corporation
                                 Improvement Act of 1991
Federal                         U.S. Government
FERC                            Federal Energy Regulatory Commission
FHLB                            Federal Home Loan Bank
FIRREA                          Financial Institutions Reform, Recovery, and
                                 Enforcement Act of 1989
HCPC                            Hilo Coast Processing Company
HECO                            Hawaiian Electric Company, Inc., a wholly owned
                                 electric utility subsidiary of Hawaiian Electric
                                 Industries, Inc. and parent company of Maui
                                 Electric Company, Limited and Hawaii Electric
                                 Light Company, Inc.
HECO's                          Hawaiian Electric Company, Inc.'s Consolidated
   Consolidated                  Financial Statements, incorporated into Parts I,
   Financial                     II and IV of this Form 10-K by reference to
   Statements                    pages 12 to 33 of Hawaiian Electric Company,
                                 Inc.'s 1996 Annual Report to Stockholder,
                                 portions of which are filed herein as HECO
                                 Exhibit 13






TERMS                           DEFINITIONS
----                            -----------
HECO's MD&A                     Hawaiian Electric Company, Inc.'s Management's
                                 Discussion and Analysis of Financial Condition
                                 and Results of Operations, incorporated into
                                 Parts I, II and IV of this Form 10-K by
                                 reference to pages 3 to 11 of Hawaiian Electric
                                 Company, Inc.'s 1996 Annual Report to
                                 Stockholder, portions of which are filed herein
                                 as HECO Exhibit 13
HEI                             Hawaiian Electric Industries, Inc., parent
                                 company of Hawaiian Electric Company, Inc., HEI
                                 Investment Corp., Malama Pacific Corp., Hawaiian
                                 Tug & Barge Corp., HEI Diversified, Inc.,
                                 Pacific Energy Conservation Services, Inc. and
                                 HEI Power Corp.
HEI's                           Hawaiian Electric Industries, Inc.'s
   Consolidated                  Consolidated Financial Statements, incorporated
   Financial                     into Parts I, II and IV of this Form 10-K by
   Statements                    reference to pages 26 and 38 to 61 of Hawaiian
                                 Electric Industries, Inc.'s 1996 Annual Report
                                 to Stockholders, portions of which are filed
                                 herein as HEI Exhibit 13
HEI's MD&A                      Hawaiian Electric Industries, Inc.'s
                                 Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations,
                                 incorporated into Parts I, II and IV of this
                                 Form 10-K by reference to pages 27 to 36 of
                                 Hawaiian Electric Industries, Inc.'s 1996
                                 Annual Report to Stockholders, portions of
                                 which are filed herein as HEI Exhibit 13
HEIDI                           HEI Diversified, Inc., a wholly owned subsidiary
                                 of Hawaiian Electric Industries, Inc. and the
                                 parent company of American Savings Bank, F.S.B.
HEIIC                           HEI Investment Corp., a wholly owned subsidiary
                                 of Hawaiian Electric Industries, Inc.
HEIPC                           HEI Power Corp., a wholly owned subsidiary of
                                 Hawaiian Electric Industries, Inc. and parent
                                 company of several subsidiaries
HELCO                           Hawaii Electric Light Company, Inc., a wholly
                                 owned electric utility subsidiary of Hawaiian
                                 Electric Company, Inc.
HERS                            Hawaiian Electric Renewable Systems, Inc.,
                                 formerly a wholly owned subsidiary of Hawaiian
                                 Electric Industries, Inc. and formerly parent
                                 company of Lalamilo Ventures, Inc.
HIG                             The Hawaiian Insurance & Guaranty Company,
                                 Limited, an insurance company which was placed
                                 in state rehabilitation proceedings.  HEI
                                 Diversified, Inc. was the holder of record of
                                 HIG's common stock prior to August 16, 1994
HIRI                            Hawaiian Independent Refinery, Inc., a fuel oil
                                 refinery
HITI                            Hawaiian Interisland Towing, Inc.
HP                              Horsepower
HPG                             HEI Power Corp. Guam, a wholly owned subsidiary
                                 of HEI Power Corp.
HTB                             Hawaiian Tug & Barge Corp., a wholly owned
                                 subsidiary of Hawaiian Electric Industries, Inc.
                                 and parent company of Young Brothers, Limited
IBEW                            International Brotherhood of Electrical Workers
IBU                             Inlandboatmen's Union of the Pacific, Marine
                                 Division, an affiliate of the International
                                 Longshoremen's and Warehousemen's Union, Hawaii
                                 Division
ILWU                            International Longshoremen's and Warehousemen's
                                 Union
IPP                             Independent power producer
IRP                             Integrated resource plan
IRR                             Interest rate risk

TERMS                           DEFINITIONS
----                            -----------
Kalaeloa                        Kalaeloa Partners, L.P.
KCP                             Kawaihae Cogeneration Partners
KWH                             Kilowatthour
LSFO                            Low sulfur fuel oil
LVI                             Lalamilo Ventures, Inc., formerly a wholly owned
                                 subsidiary of Hawaiian Electric Renewable
                                 Systems, Inc. and formerly a wholly owned
                                 subsidiary of Hawaiian Electric Industries,
                                 Inc. LVI was merged into HELCO on December 23,
                                 1996
MBtu                            Million British thermal unit
MD&A                            Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations
MDC                             Malama Development Corp., a wholly owned
                                 subsidiary of Malama Pacific Corp.
MECO                            Maui Electric Company, Limited, a wholly owned
                                 electric utility subsidiary of Hawaiian Electric
                                 Company, Inc.
MMO                             Malama Mohala Corp., a wholly owned subsidiary
                                 of Malama Pacific Corp.
MPC                             Malama Pacific Corp., a wholly owned subsidiary
                                 of Hawaiian Electric Industries, Inc. and parent
                                 company of several real estate subsidiaries
MSFO                            Medium sulfur fuel oil
MW                              Megawatt
na                              Not applicable
NAE                             North American Environmental, Inc.
NOI                             Notice of intent
NPDES                           National Pollutant Discharge Elimination System
OPA                             Federal Oil Pollution Act of 1990
OTS                             Office of Thrift Supervision, Department of
                                 Treasury
PCB                             Polychlorinated biphenyls
PECS                            Pacific Energy Conservation Services, Inc., a
                                 wholly owned subsidiary of Hawaiian Electric
                                 Industries, Inc.
PGV                             Puna Geothermal Venture
PSD                             Prevention of Significant Deterioration/Covered
                                 Source Permit
PUC                             Public Utilities Commission of the State of
                                 Hawaii
PURPA                           Public Utility Regulatory Policies Act of 1978
QTL                             Qualified Thrift Lender
RCRA                            Resource Conservation and Recovery Act of 1976
Registrant                      Hawaiian Electric Industries, Inc. or Hawaiian
                                 Electric Company, Inc.
ROACE                           Return on average common equity
ROR                             Return on rate base
SAIF                            Savings Association Insurance Fund
SARA                            Superfund Amendments and Reauthorization Act
SEC                             Securities and Exchange Commission
SFAS                            Statement of Financial Accounting Standards
ST                              Steam turbine
state                           State of Hawaii
TSCA                            Toxic Substance Control Act of 1976
UIC                             Underground Injection Control
UST                             Underground storage tank
YB                              Young Brothers, Limited, a wholly owned
                                 subsidiary of Hawaiian Tug & Barge Corp.

                                     PART I
                                     ------

ITEM 1.     BUSINESS

HEI
---

Except for historical information contained herein, the matters set forth in
Item 1--"Business" are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of economic conditions, product demand and market acceptance risks, the impact of competitive products and pricing, capacity and supply constraints or difficulties, new technological developments, governmental and regulatory actions, actual purchases under agreements, the results of financing efforts and the timing and extent of changes in interest rates. Investors are also directed to consider other risks and uncertainties discussed in other periodic reports filed by HEI and/or HECO with the SEC.

HEI was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, savings bank, freight transportation, real estate development and other businesses, primarily in the State of Hawaii, and in the pursuit of independent power projects and energy services projects in Asia and the Pacific. HEI's predecessor, HECO, was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became an HEI subsidiary and common shareholders of HECO became common shareholders of HEI.

HECO and its subsidiaries, MECO and HELCO, are regulated operating electric public utilities providing the only electric public utility service on the islands of Oahu, Maui, Lanai, Molokai and Hawaii. HEI also owns directly or indirectly the following subsidiaries which comprise its diversified companies:
HEIDI and its subsidiary, ASB and its subsidiaries; HTB and its subsidiary; MPC and its subsidiaries; HEIIC; PECS; and HEIPC and its subsidiaries.

ASB, acquired in 1988, is the fourth largest financial institution in the state based on total assets and the third largest financial institution based on deposits, in each case as of September 30, 1996, and had 48 retail branches as of December 31, 1996. HTB was acquired in 1986 and provides ship assist and charter towing services and owns YB, a regulated intrastate public carrier of waterborne freight among the Hawaiian Islands. MPC was formed in 1985 and directly or through subsidiaries develops and invests in real estate. HEIIC was formed in 1984 and is a passive investment company which primarily holds investments in leveraged leases. PECS is a contract services company providing limited support services in Hawaii. HEIPC was formed in March 1995 to pursue, directly or through its subsidiaries or affiliates, independent power projects and energy services projects in Asia and the Pacific.

Prior to August 16, 1994, HEIDI was the holder of record of the common stock of HIG, which was acquired in 1987 and provided property and casualty insurance primarily in Hawaii. For information about the discontinued operations of HIG, see Note 20 to HEI's Consolidated Financial Statements which is incorporated herein by reference to page 59 of HEI's 1996 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13. In March of 1993, pursuant to a decision made in 1992 to exit the nonutility wind energy business, the stock of HERS, formerly an HEI wind energy subsidiary, was sold to The New World Power Corporation and LVI became a direct subsidiary of HEI. On December 23, 1996, HEI transferred LVI's windfarm to HELCO, at no cost to electric customers, and LVI was merged into HELCO.

Hycap Management, Inc., including subsidiary HEI Preferred Funding LP (a limited partnership in which Hycap Management, Inc. is the sole general partner), and Hawaiian Electric Industries Capital Trust I (a Delaware statutory business trust in which HEI owns all the common securities) were formed to effect the issuance of $100 million of 8.36% Company-obligated trust preferred securities in February 1997.

The financial information about the Company's industry segments is incorporated herein by reference to page 26 of HEI's 1996 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

For additional information about the Company, reference is made to Item 7-- "HEI's Management's Discussion and Analysis of Financial Condition and Results of Operations" (HEI's MD&A) and to Item 14--HEI's Consolidated Financial Statements, incorporated herein by reference to pages 27 to 36 and to page 26 and pages 38 to 61, respectively, of HEI's 1996 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

ELECTRIC UTILITY
----------------

HECO AND SUBSIDIARIES AND SERVICE AREAS

HECO, MECO and HELCO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Maui, Lanai and Molokai; and Hawaii, respectively. HECO was incorporated under the laws of the Kingdom of Hawaii (now State of Hawaii) on October 13, 1891. HECO acquired MECO in 1968 and HELCO in 1970.

In 1996, the electric utilities' revenues and operating income amounted to approximately 77% and 92%, respectively, of HEI's consolidated revenues and operating income. Excluding a one-time deposit insurance premium assessment of $13.8 million paid by ASB, the electric utilities' operating income amounted to approximately 86% of HEI's consolidated operating income. For additional information about the electric utilities, see HEI's MD&A and Note 3, incorporated herein by reference to pages 27 to 36 and 44 to 47, respectively, of HEI's 1996 Annual Report to Stockholders, and Item 7-MD&A for the electric utilities (HECO's MD&A) and Item 14--HECO's consolidated financial statements incorporated by reference to pages 3 to 11 and 12 to 33, respectively, of HECO's 1996 Annual Report to Stockholder, portions of which are filed herein as HECO
Exhibit 13.

The islands of Oahu, Maui, Lanai, Molokai and Hawaii have a combined population estimated at 1,135,000, or approximately 95% of the population of the State of Hawaii, and comprise a service area of 5,766 square miles. The principal communities served include Honolulu (on Oahu), Wailuku and Kahului (on Maui) and Hilo and Kona (on Hawaii). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations.

HECO, MECO and HELCO have nonexclusive franchises from the state covering certain areas, which authorize them to construct, operate and maintain facilities over and under public streets and sidewalks. HECO's franchise covers the City & County of Honolulu, MECO's franchises cover the County of Maui and the County of Kalawao, and HELCO's franchise covers the County of Hawaii. Each of these franchises will continue in effect for an indefinite period of time until forfeited, altered, amended or repealed.

SALES OF ELECTRICITY

HECO, MECO and HELCO provide the only electric public utility service on the islands they serve. The following table sets forth the number of their electric customer accounts as of December 31, 1996, 1995 and 1994 and their electric sales revenues for each of the years then ended:

                                               1996                        1995                        1994
                                    ----------------------------------------------------------------------------------------------
                                                     Electric                    Electric                    Electric
                                       Customer       sales        Customer       sales        Customer       sales
(dollars in thousands)                 accounts      revenues      accounts      revenues      accounts      revenues
----------------------------------------------------------------------------------------------------------------------------------
HECO................................    271,602    $  767,264       269,307      $712,380       264,992      $652,442
MECO................................     53,763       144,434        53,339       127,284        52,483       119,805
HELCO...............................     59,349       152,312        58,515       135,110        58,017       128,259
                                    ----------------------------------------------------------------------------------------------
                                        384,714    $1,064,010       381,161      $974,774       375,492      $900,506
                                    ==============================================================================================

Revenues from the sale of electricity in 1996 were from the following types of customers in the proportions shown:

                                         HECO        MECO             HELCO    Total
-------------------------------------------------------------------------------------
Residential.........................       31%         36%               41%      33%
Commercial..........................       31          34                38       32
Large light and power...............       37          30                20       34
Other...............................        1          --                 1        1
                                         --------------------------------------------
                                          100%        100%              100%     100%
                                         ============================================

HECO and its subsidiaries derived approximately 10% of their operating revenues from the sale of electricity to various federal government agencies in 1996, 1995 and 1994. One of HECO's larger customers, the Naval Base at Barbers Point, Oahu, is expected to be closed within the next few years. However, HECO anticipates that the base closure will ultimately result in little, if any, loss in aggregate KWH sales, if, as anticipated, the Navy continues to occupy portions of Barbers Point and much of the surplus facilities and land currently not utilized by the Navy is occupied by state agencies and others. On March 8, 1994, President Clinton signed an Executive Order which mandates that each federal agency develop and implement a program with the intent of reducing energy consumption by 30% by the year 2005 to the extent that these measures are cost-effective. The 30% reductions will be measured relative to the agency's 1985 energy use. HECO is working with various federal government agencies such as the Department of Defense to implement demand-side management programs which will help them achieve their energy reduction objectives. In November 1995, HECO and the U.S. General Services Administration entered into a Basic Ordering Agreement (BOA) under which HECO will provide for financing and installation of energy conservation projects at federal facilities in Hawaii. Projects undertaken under the umbrella BOA include a $4 million air conditioning upgrade at the federal office building in downtown Honolulu and a $1 million solar water heating system for 278 U.S. Coast Guard housing units. These projects are scheduled to be completed in the second half of 1997. Neither HEI nor HECO management can predict with certainty the impact of President Clinton's Executive Order on the Company's or consolidated HECO's future financial condition, results of operations or liquidity.


SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING STATISTICS

                                            1996      1995      1994      1993      1992
                                          ------------------------------------------------
KWH SALES (MILLIONS)
Residential.............................   2,540.4   2,471.3   2,427.5   2,340.3   2,326.8
Commercial..............................   2,662.4   2,624.7   2,451.2   2,284.6   2,273.9
Large light and power...................   3,733.0   3,655.1   3,658.6   3,646.2   3,675.8
Other...................................      55.4      55.4      55.8      54.1      55.4
                                          ------------------------------------------------
                                           8,991.2   8,806.5   8,593.1   8,325.2   8,331.9
                                          ================================================

NET ENERGY GENERATED AND PURCHASED
(MILLIONS OF KWH)
Net generated...........................   5,994.3   5,850.6   5,727.6   5,789.6   6,555.4
Purchased...............................   3,565.3   3,511.6   3,437.8   3,101.0   2,325.0
                                          ------------------------------------------------
                                           9,559.6   9,362.2   9,165.4   8,890.6   8,880.4
                                          ================================================
Losses and system uses (%)..............       5.7       5.7       6.0       6.1       6.0

ENERGY SUPPLY (YEAREND)
Generating capability--MW...............     1,636     1,637     1,637     1,638     1,592
Firm purchased capability--MW...........       474       469       465       473       454
                                          ------------------------------------------------
                                             2,110     2,106     2,102     2,111     2,046
                                          ================================================

Gross peak demand--MW (1)...............     1,561     1,537     1,527     1,496     1,493
Btu per net KWH generated...............    10,781    10,762    10,746    10,846    10,870
Average fuel oil cost per MBtu (cents)..     388.8     329.7     304.4     340.5     317.1

CUSTOMER ACCOUNTS (YEAREND)
Residential.............................   333,807   330,508   325,495   320,987   314,185
Commercial..............................    49,069    48,585    47,916    48,008    46,817
Large light and power...................       586       580       601       628       641
Other...................................     1,252     1,488     1,480     1,475     1,474
                                          ------------------------------------------------
                                           384,714   381,161   375,492   371,098   363,117
                                          ================================================


(continued)

                                              1996        1995       1994       1993       1992
                                         --------------------------------------------------------
ELECTRIC REVENUES (THOUSANDS)
Residential.............................   $  355,669   $324,923   $297,984   $283,662   $250,808
Commercial..............................      338,785    313,909    281,664    262,751    236,350
Large light and power...................      362,823    329,598    314,931    317,816    280,871
Other...................................        6,733      6,344      5,927      5,786      5,164
                                         --------------------------------------------------------
                                           $1,064,010   $974,774   $900,506   $870,015   $773,193
                                         ========================================================


AVERAGE REVENUE PER KWH SOLD (CENTS)
Residential.............................        14.00      13.15      12.28      12.12      10.78
Commercial..............................        12.73      11.96      11.49      11.50      10.39
Large light and power...................         9.72       9.02       8.61       8.72       7.64
Other...................................        12.16      11.46      10.62      10.69       9.32
Average revenue per KWH sold............        11.83      11.07      10.48      10.45       9.28

RESIDENTIAL STATISTICS
Average annual use per customer account
 (KWH)..................................        7,649      7,514      7,482      7,367      7,460
Average annual revenue per customer
 account................................   $    1,071   $    988   $    918   $    893   $    804
Average number of customer accounts.....      332,138    328,912    324,458    317,657    311,915
-------------------------------------------------------------------------------------------------

(1) Sum of the peak demands on all islands served, noncoincident and nonintegrated.

GENERATION STATISTICS

The following table contains certain generation statistics as of December 31, 1996, and for the year ended December 31, 1996. The capability available for operation at any given time may be less than the generating capability shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

                                                 Generating
                                                  and firm
                                                 purchased
                                                 capability                                                 KWH net
                                                  (MW) at         Gross peak                  Annual     generated and
                                                December 31,        demand       Reserve       load        purchased
               Systems                            1996 (1)         (MW) (2)      margin       factor (2)   (millions)
----------------------------------------------------------------------------------------------------------------------
ISLAND OF OAHU--HECO
Conventional oil-fired steam units....           1,160.0
Combustion turbines (peaking units)...             103.0
Firm contract power (3)...............             406.0
                                        ------------------------------------------------------------------------------
                                                 1,669.0             1,209.0       38.0%        73.3%         7,499.2
                                        ------------------------------------------------------------------------------

ISLAND OF MAUI--MECO
Conventional oil-fired steam units....              37.6
Combined-cycle unit...................              58.0
Diesel................................              95.9
Firm contract power (4)...............              16.0
                                        ------------------------------------------------------------------------------
                                                   207.5               174.8       18.7%        69.6%         1,034.2
                                        ------------------------------------------------------------------------------

ISLAND OF LANAI--MECO
Diesel................................              14.1                 5.0      181.0%        65.8%            28.4
                                        ------------------------------------------------------------------------------


                                                 Generating
                                                  and firm
                                                 purchased
                                                 capability                                                 KWH net
                                                  (MW) at         Gross peak                  Annual     generated and
                                                December 31,        demand       Reserve       load        purchased
               Systems                            1996 (1)         (MW) (2)      margin       factor (2)   (millions)
----------------------------------------------------------------------------------------------------------------------
(continued)
ISLAND OF MOLOKAI--MECO
Diesel...............................                7.6
Combustion turbine...................                2.2
                                      --------------------------------------------------------------------------------
                                                     9.8               6.8        45.0%        64.9%            37.8
                                      --------------------------------------------------------------------------------

ISLAND OF HAWAII--HELCO
Conventional oil-fired steam units...               71.2
Combustion turbines..................               48.2
Diesel...............................               38.0
Firm contract power (4)..............               52.0
                                      --------------------------------------------------------------------------------
                                                   209.4             165.8        26.3%        68.2%           960.0
                                      --------------------------------------------------------------------------------
Total................................            2,109.8           1,561.4        35.1%        72.3%         9,559.6
                                      ================================================================================

(1) HECO units at normal ratings, and MECO and HELCO units at reserve ratings.
(2) Noncoincident and nonintegrated.
(3) Independent power producers--180 MW (Kalaeloa), 180 MW (AES-BP) and 46 MW (H-Power).
(4) Nonutility generation--MECO: 16 MW (Hawaiian Commercial & Sugar Company) and
    HELCO: 30 MW (PGV) and 22 MW (HCPC).

INTEGRATED RESOURCE PLANNING AND REQUIREMENTS FOR ADDITIONAL GENERATING CAPACITY

As a result of a proceeding initiated in January 1990, the PUC issued an order in March 1992 (as revised in May 1992) requiring the energy utilities in Hawaii to develop integrated resource plans (IRPs). The goal of integrated resource planning is the identification of demand-side and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In its May 1992 order, the PUC adopted a "framework", which establishes both the process for developing IRPs and guidelines for the development of such plans. The PUC's framework directs that each plan cover a 20-year planning horizon with a five-year program implementation schedule and states that the planning cycle will be repeated every three years. Under the framework, the PUC may approve, reject or require modifications of the utilities' IRPs.

The framework also states that utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of planning and implementing demand-side management (DSM) programs. Under appropriate circumstances, the utilities may recover net lost revenues resulting from DSM programs and earn shareholder incentives. The PUC has approved IRP cost recovery provisions for HECO, MECO and HELCO. Pursuant to the cost recovery provisions, the electric utilities may recover through a surcharge the costs for approved DSM programs, and other IRP costs incurred and approved by the PUC, to the extent the costs are not included in their base rates.

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

Prior to proceeding with the DSM programs, separate PUC approval proceedings must be completed, in which the PUC will further review the details of the proposed programs and the utilities' proposals for the recovery of DSM program expenditures, net lost revenues and shareholder incentives.


HECO'S IRP. The PUC issued its final decision and order (D&O) in HECO's IRP proceeding in March 1995. As HECO explained in the IRP proceedings, the IRP is a flexible resource strategy that allows the utility to make major decisions regarding the implementation of program options for both supply-side and demand-side resources incrementally, based on HECO's IRP objectives and the best information available at the time decisions must be made.

HECO filed its initial IRP in 1993 and the first annual evaluation of its approved IRP in August 1996. The annual evaluation identified changes in key forecasts and assumptions since the development of the initial IRP. HECO's IRP annual evaluation also included IRP strategy options related to the transition to a more competitive environment in the electric utility industry.

On the supply-side, HECO's IRP focuses on the planning for a generating unit addition in the 2005 time frame. HECO's initial IRP included the addition of a "clean coal" technology unit in 2005, following the assumed retirement of HECO's Honolulu power plant at the end of 2005, as well as continued planning for oil-fired and reprocessing contingency options. However, the timing, technology and fuel for the next unit may be changed in HECO's second IRP as a result of changes in planning forecasts and assumptions, including those changes identified in HECO's first annual evaluation of the IRP. For example, pursuant to HECO's generation asset management program, all existing generation units are reasonably expected to operate (future environmental considerations permitting) beyond the initial 20-year IRP planning period (1994-2013).

HECO's IRP includes five energy efficiency DSM programs, which are designed to reduce the rate of increase in Oahu's energy use, defer construction of new generating units, reduce the state's dependence on oil, and achieve savings for utility customers who participate in the programs. The DSM energy efficiency programs include incentives for customers to install efficient lighting, refrigeration, water-heating and air-conditioning equipment and industrial motors. The PUC issued its final D&Os approving all five of HECO's energy efficiency DSM programs in 1996, and HECO began implementing these programs in the third quarter of 1996. HECO filed an application with the PUC for a commercial and industrial (C&I) load management program in June 1996. HECO plans to continue the planning and implementation of DSM load management and energy efficiency programs that are cost-effective and also minimize rate impacts to all customers. HECO's next IRP filing is scheduled for September 1997.

MECO's IRP. The PUC issued its final D&O in MECO's IRP proceeding in May 1996. MECO's 20-year IRP includes proposals for four energy efficiency DSM programs similar to those developed for HECO. The supply-side programs proposed by MECO include installing approximately 214 MW of additional generation through the year 2013 on the island of Maui, approximately 7 MW through the year 2001 on the island of Lanai and approximately 7 MW through the year 2013 on the island of Molokai. Approximately 20 MW of additional generation are currently scheduled to be placed in service on Maui in 1998. In 1996, approximately 4.4 MW were added on Lanai and a net 1.1 MW on Molokai. The PUC approved MECOOs DSM water heating program in July 1996, and MECO's C&I DSM programs in September 1996. MECO began DSM program implementation in late 1996. MECO's first IRP annual evaluation is due to be filed with the PUC in June, 1997. MECO's next IRP filing is scheduled for September 1999.

HELCO's IRP. The PUC issued its final D&O in HELCO's IRP proceeding in May 1996. HELCO's 20-year IRP includes proposals for four energy efficiency DSM programs similar to those developed for HECO. The supply-side programs proposed in HELCO's five-year plan include installing 58 MW of generation at a West Hawaii site (see "HELCO power situation" below), undertaking transmission and distribution efficiency improvement projects and conducting alternate energy generation resource studies. HELCO's 20-year plan includes adding another diesel-fired dual-train combined-cycle unit at a West Hawaii site. HELCO received interim approval for its four DSM programs in October 1995 and final approval in September 1996. HELCO began implementing its DSM programs in December 1995. HELCO filed an application with the PUC for a C&I pilot load management program in October 1996. HELCO's first IRP annual evaluation is due to be filed with the PUC in June 1997. HELCO's next IRP filing is scheduled for September 1998.

HELCO POWER SITUATION

For a description of regulatory and juducial proceedings that have delayed HELCO's efforts to install additional generation in order to ease potential power supply constraints on the island of Hawaii, see the "HELCO power situation" section in Note 11 to HECO's Consolidated Financial Statements.

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

HECO power purchase agreements. HECO currently has three major power purchase agreements. In March 1988, HECO entered into a power purchase agreement with AES Barbers Point, Inc. (AES-BP), a Hawaii-based cogeneration subsidiary of Applied Energy Services, Inc. (AES) of Arlington, Virginia. The agreement with AES-BP, as amended in August 1989, provides that, for a period of 30 years, HECO will purchase 180 MW of firm capacity. The AES-BP 180-MW coal-fired cogeneration plant, which became operational in September 1992, utilizes a "clean coal" technology. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under the Public Utility Regulatory Policies Act of 1978 (PURPA).

In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership whose sole general partner is an indirect, wholly owned subsidiary of ASEA Brown Boveri, Inc., (ABB) which has guaranteed certain of Kalaeloa's obligations and, through affiliates, has contracted to design, build, operate and maintain the facility. As of April 30, 1996, Kalaeloa was restructured such that there are two general partners, both of which are indirect, wholly owned subsidiaries of ABB. The agreement with Kalaeloa, as amended, provides that HECO will purchase 180 MW of firm capacity for a period of 25 years. The Kalaeloa facility, which was completed in the second quarter of 1991, is a combined-cycle operation, consisting of two oil-fired combustion turbines and a steam turbine which utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under PURPA.

HECO also entered into a power purchase contract and a firm capacity amendment with the City and County of Honolulu, which has built a 60-MW refuse-fired plant (H-Power). The H-Power facility began to provide firm energy in the second quarter of 1990 and currently supplies HECO with 46 MW of firm capacity.

The PUC has approved and allowed rate recovery for the costs related to HECO's three major power purchase agreements, which provide a total of 406 MW of firm capacity, representing 24% of HECO's total generating and firm purchased capability on the island of Oahu as of December 31, 1996.

MECO and HELCO power purchase agreements. As of December 31, 1996, MECO and HELCO had power purchase agreements for 16 MW and 52 MW of firm capacity, respectively, representing 7% and 25% of their respective total generating and firm purchased capabilities.

MECO has a power purchase agreement with Hawaiian Commercial & Sugar Company for 16 MW of firm capacity through December 31, 1999.

HELCO has a power purchase agreement with Puna Geothermal Venture (PGV) for 30 MW of firm capacity. On February 12, 1996, HELCO and PGV executed an amendment to the power purchase agreement for 5 MW of firm capacity in addition to the 25 MW already supplied. In August 1996, the PUC approved the amendment and, in September 1996, PGV began supplying 5 MW of additional firm power.

In December 1994, at a time when the Hilo Coast Processing Company (HCPC) contract was for delivery of 18 MW, HCPC filed a Chapter 11 bankruptcy petition. In July 1995, the bankruptcy court approved an amended and restated HELCO and HCPC power purchase agreement for 22 MW of firm capacity and the dismissal of HCPC from bankruptcy, subject to a condition that was satisfied.

Hamakua Sugar Company terminated power delivery to HELCO on October 5, 1994, upon completion of the bankruptcy court-approved final harvest plan. As a result, HELCO's system capability was reduced at that time by 8 MW.

FUEL OIL USAGE AND SUPPLY

All rate schedules of the Company's electric utility subsidiaries contain energy cost adjustment clauses whereby the charges for electric energy (and consequently the revenues of the electric utility subsidiaries generally) automatically vary with changes in the weighted average price paid for fuel oil and certain components of purchased energy costs, and the relative amounts of company-generated power and purchased power. Accordingly, changes in fuel oil and certain purchased energy costs are passed on to customers. See discussion below under "Rates."

HECO's steam power plants burn low sulfur fuel oil (LSFO). HECO's combustion turbine peaking units burn Number 2 diesel fuel (diesel). The LSFO supplied to HECO is primarily derived from Indonesian and other Far East crude oils processed in Hawaii refineries. MECO's and HELCO's steam power plants burn medium sulfur fuel oil (MSFO) and their combustion turbine and diesel engine generating units burn diesel. The MSFO supplied to MECO and HELCO is derived from U.S. domestic crude oil processed in Hawaii refineries.

In the second half of 1995, HECO executed new contracts for the purchase of LSFO and use of certain fuel distribution facilities with Chevron, U.S.A., Inc.
(CUSA) and BHP Petroleum Americas Refining Inc. (BHP). These fuel supply and facilities operations contracts have a term of two years commencing January 1, 1996. The PUC approved the contracts and issued final orders in December 1995 and January 1996 that permit the inclusion of costs incurred under these contracts in HECO's energy cost adjustment clause. HECO pays market-related prices for fuel supplies purchased under these agreements. HECO expects to extend the existing fuel supply and facilities agreements or negotiate successor contracts during 1997.

HECO, MECO, HELCO and affiliates, HTB and YB, executed new joint fuel supply contracts with CUSA and BHP to provide for the purchase of diesel and MSFO supplies and for the use of certain petroleum distribution facilities for a period of two years commencing January 1, 1996. The PUC subsequently approved these contracts and issued final orders in December 1995 and January 1996 that permitted the electric utilities to include fuel costs incurred under these contracts in their respective energy cost adjustment clauses. The electric utilities and HTB and YB pay market-related prices for diesel and MSFO supplied under these agreements. The electric utilities and HTB and YB expect to extend the existing fuel supply and facilities agreements or negotiate successor contracts during 1997.

The diesel supplies acquired by the Lanai Division of MECO have been purchased under an arrangement with a local CUSA-branded wholesaler, Lanai Oil Co., Inc. ("LOCI"). On June 18, 1996, CUSA formally announced that it would not renew its supply agreement with LOCI for 1997 and later years. LOCI subsequently purchased an ocean-going bulk petroleum barge and entered into a new supply arrangement with BHP. MECO and LOCI executed a contract on February 13, 1997 for a supply of diesel fuel to be delivered to MECO's Lanai power plants. MECO has received interim PUC approval of the contract.

See the fuel oil commitments information set forth in the "Fuel contracts and other purchase commitments" section in Note 11 to HECO's Consolidated Financial Statements.

The following table sets forth the average cost of fuel oil used to generate electricity in the years 1996, 1995 and 1994:

                HECO                MECO                HELCO           Consolidated
       --------------------------------------------------------------------------------
          $/Barrel   c/MBtu   $/Barrel   c/MBtu   $/Barrel   c/MBtu   $/Barrel   c/MBtu
---------------------------------------------------------------------------------------

1996...      22.57    361.2      29.33    490.6      25.47    413.8      24.08    388.8
1995...      19.19    306.1      24.78    414.4      21.94    355.1      20.47    329.7
1994...      17.55    279.1      23.36    391.6      20.98    340.9      18.92    304.4

The average per-unit cost of fuel oil consumed to generate electricity for HECO, MECO and HELCO reflects a different volume mix of fuel types and grades. In 1996, 99.8% of HECO's generation fuel consumption consisted of LSFO. The balance of HECO's fuel consumption was diesel. Diesel also made up approximately 70% of MECO's and one third of HELCO's fuel consumption. The remainder of the fuel consumption of MECO and HELCO consisted of MSFO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per barrel basis. The average prices of LSFO, MSFO and diesel in 1996 were higher than the respective average prices in 1995 and 1995 average prices were higher than the respective average prices in 1994.

HTB was contractually obligated to ship heavy fuel oil for MECO and HELCO through December 1993. Effective December 31, 1993, HTB exited the heavy fuel oil shipping business. See "Regulation and other matters--Environmental regulation--Water quality controls." MECO and HELCO carried out a bidding process to determine who would ship heavy fuel oil beyond 1993. Several bids were received and evaluated and two contracts were signed with Hawaiian Interisland Towing, Inc., subject to PUC approval. The PUC approved these contracts and issued a final order in June 1994 that permitted MECO and HELCO to include the costs of fuel transportation and related costs incurred under the contracts in their respective energy cost adjustment clauses. Freight rates charged under the contracts are related to published indices for industrial commodities prices and labor costs. In December 1995, MECO and HELCO exercised an option to extend for two years their existing contracts with Hawaiian Interisland Towing, Inc. for the shipment of MSFO and diesel supplies from their fuel supplier's facilities on Oahu to storage locations on the islands of Maui and Hawaii, respectively. These contracts include options for two additional two-year extensions.

In 1997, the Company estimates that 77% of the net energy generated and purchased by HECO and its subsidiaries will come from oil. This percentage is down from 87% in 1992 (in the later part of which year the AES-BP 180-MW coal-fired cogeneration plant became operational), due largely to the purchases from independent power producers whose fuel sources are primarily coal, and to a lesser extent, geothermal, solid waste and bagasse (sugarcane waste). Failure by the Company's oil suppliers to provide fuel pursuant to the supply contracts and/or substantial increases in fuel prices could adversely affect consolidated HECO's and the Company's financial condition, results of operations and/or liquidity. HECO and its subsidiaries, however, maintain an inventory of fuel oil approximating one month's supply, which may be used in the event fuel suppliers are not able to provide fuel pursuant to the contracts for this period of time. Also, increases in fuel oil prices would be passed on to customers through the electric utility subsidiaries' energy cost adjustment clauses.

RATES

HECO, MECO and HELCO are subject to the regulatory jurisdiction of the PUC with respect to rates, issuance of securities, accounting and certain other matters. See "Regulation and other matters--Electric utility regulation."

All rate schedules of HECO and its subsidiaries contain an energy cost adjustment clause to reflect changes in the weighted average price paid for fuel oil and certain components of purchased energy costs, and the relative amounts of company-generated power and purchased power. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. Rate increases, other than pursuant to such automatic adjustment clauses, require the prior approval of the PUC after public and contested case hearings. PURPA requires the PUC to periodically review the energy cost adjustment clauses of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change.

See the "Regulation of electric utility rates" and "Recent rate requests" sections in HEI's MD&A.

PUC SHOW CAUSE ORDER

On March 10, 1997, the PUC issued a show cause order to HECO requesting information to assist the PUC in determining if it should reduce HECO's rates and require HECO to refund any excess earnings to its ratepayers.

In the order, the PUC cites that for 1996 HECO recorded a simple return on average common equity (ROACE) of 11.93% and a simple average rate of return on rate base (ROR) of 9.70%, which exceeded the 11.4% ROACE and the 9.16% ROR determined to be reasonable by the PUC in HECO's last rate case. The PUC also compared HECO's 1994, 1995 and 1996 actual results of operations (for ratemaking purposes) with the projected results of operations that the PUC used in approving electric rates in HECO's last two rate cases, based on 1994 and 1995 test years. The PUC stated that those results appeared to indicate that it is unlikely that the ROR experienced by HECO in 1996 will decrease significantly in the future and that it is therefore appropriate to examine HECO's rate of return. HECO has until April 7, 1997 to respond to the order and to provide its pro forma results of operations for 1997.

The revenues recorded by HECO during 1996 were based on rates approved in a final PUC D&O in HECO's 1995 test year rate case. The amount of 1996 net income represented by the differences between the actual ROACE of 11.93% and the 11.4% determined reasonable in December 1995 by the PUC was less than $2.5 million. The amount of 1996 net income represented by the difference between the actual ROR of 9.70% and the 9.16% determined reasonable in December 1995 by the PUC was less than $4.5 million. It would be highly unusual if this show cause order were to result in a refund to customers based on a retroactive redetermination of rates for 1996.

By contrast, the refund of $10 million of revenues ordered by the PUC in December of 1995 related to revenues that had been collected under interim rate orders in which the PUC stated that revenues collected under the interim orders were subject to refund with interest as required by statute.

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

One proposal by those who opposed the route of the overhead lines was to place
Part 2 of the Waiau-CIP lines underground. HECO estimated that this proposal would cost approximately $100 million more than the cost of overhead lines. In April 1994, the PUC issued a decision which permitted HECO to construct the lines above ground. While the PUC recognized the concerns of aesthetics and EMF, it felt that neither concern was sufficient to justify the added cost of undergrounding the lines. In May 1994, appeals to the state Supreme Court were filed by intervenors in the PUC proceeding requesting that the Court overturn the PUC's ruling that allowed HECO to construct the lines above ground. No stay of the PUC order was entered. HECO completed construction of the overhead lines which were placed in service in August 1995. In June 1996, the state Supreme Court affirmed the decision of the PUC.

COMPETITION

Legislation has been introduced in Congress that would restructure the electric utility industry with a view toward increasing competition by, for example, requiring retail wheeling and allowing customers to choose their generation supplier. See "Regulation and other matters--Holding company regulation" regarding the Public Utility Holding Company Act of 1935. In addition, the PUC has instituted proceedings to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See the "Competition" section in HEI's MD&A. Management cannot predict what, if any, changes may result from these efforts or any impact they may have on the Company's financial condition, results of operation or liquidity.

SAVINGS BANK--AMERICAN SAVINGS BANK, F.S.B.
------------------------------------------

GENERAL

ASB was granted a charter as a federal savings bank in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of September 30, 1996, ASB was the fourth largest financial institution in the State of Hawaii based on total assets of $3.6 billion and the third largest financial institution based on deposits of $2.2 billion.

HEI agreed with the Office of Thrift Supervision's (OTS) predecessor regulatory agency that ASB's regulatory capital would be maintained at a level of at least 6% of ASB's total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI's obligation to contribute additional capital was limited to a maximum aggregate amount of approximately

$65.1 million. At December 31, 1996, HEI's maximum obligation to contribute additional capital has been reduced to approximately $28.3 million because of additional capital contributions of $36.8 million by HEI to ASB since acquisition. ASB is subject to the OTS regulations for dividends and other distributions applicable to financial institutions regulated by the OTS.

ASB's earnings depend primarily on its net interest income--the difference between the interest income earned on interest-earning assets (loans receivable, mortgage-backed securities and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings). Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from receipt of interest and principal on outstanding loans receivable, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase and other sources, including collateralized medium-term notes. In recent years, securities sold under agreements to repurchase and advances from the FHLB of Seattle have become significant sources of funds.

On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which authorized a one-time deposit-insurance premium assessment by the Federal Deposit Insurance Corporation (FDIC) of 65.7 cents per $100 of deposits insured by the Savings Association Insurance Fund (SAIF) and held as of March 31, 1995. ASB's assessment was $8.3 million after tax and was accrued in September 1996. The assessment resulted in a reduction of ASB's deposit-insurance premiums from 23 cents to 6.48 cents per $100 of deposits, effective January 1, 1997. With the reduction in deposit-insurance premiums, management expects that ASB's annual after-tax savings will amount to approximately $2 million, beginning January 1, 1997 (based on deposit liabilities as of December 31, 1996). In anticipation of the assessment, HEI infused $9 million of additional equity capital into ASB in September 1996.

For additional information about ASB, see the "Savings Bank" sections under HEI's MD&A and Note 4 to HEI's Consolidated Financial Statements.

The following table sets forth selected data for ASB for the periods indicated:

                                            Years ended December 31,
                                        -----------------------------
                                              1996       1995    1994
---------------------------------------------------------------------
Equity to assets ratio
 Average equity divided by average total    6.21%        6.23%   6.64%
 assets..................................
Return on assets
 Net income divided by average total        0.43  (2)    0.71    0.86
 assets (1)..............................
Return on equity
 Net income divided by average equity (1)    6.8  (2)   11.5    13.0

(1) Net income includes amortization of goodwill and core deposit intangibles. Average balances for each period have been calculated using the average month-end balances during the period.

(2) Excluding the FDIC special assessment of $8.3 million after taxes, the return on assets and return on equity ratios would have been 0.7% and 10.6%, respectively.

CONSOLIDATED AVERAGE BALANCE SHEET

The following table sets forth average balances of major balance sheet categories for the periods indicated. Average balances for each period have been calculated using the average month-end or daily average balances during the period.

                                      Years ended December 31,
                             ---------------------------------------
(in thousands)                     1996         1995         1994
--------------------------------------------------------------------

ASSETS
Investment securities........   $   83,163   $   80,633   $   88,728
Mortgage-backed securities...    1,402,165    1,251,192      732,623
Loans receivable, net........    1,868,489    1,751,729    1,878,581
Other........................      167,894      173,895      178,088
                                ------------------------------------
                                $3,521,711   $3,257,449   $2,878,020
                                ====================================


                                                Years ended December 31,
                                       ---------------------------------------
(in thousands)                               1996         1995         1994
------------------------------------------------------------------------------
(continued)
LIABILITIES AND STOCKHOLDER'S EQUITY
Deposit liabilities....................   $2,210,058   $2,149,229   $2,134,029
Other borrowings.......................    1,023,223      835,310      477,331
Other..................................       69,677       69,903       75,573
Stockholder's equity...................      218,753      203,007      191,087
                                          ------------------------------------
                                          $3,521,711   $3,257,449   $2,878,020
                                          ====================================

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

The gap in the near term (0-6 months) was a negative 18.4% of total assets as compared to a cumulative one-year negative gap position of 5.4% of total assets as of December 31, 1996. The difference between the near-term and one-year negative gap positions is primarily due to reduced amounts of repricing interest-earning assets due to slower prepayment rates on fixed rate residential loans and lower balances of adjustable rate mortgage-backed securities, and increased amounts of interest-bearing liabilities such as in short-term certificates of deposits and other borrowings to support investment activities. The cumulative one-year negative gap as of December 31, 1996 was lower than the one-year negative gap of 2.6% as of December 31, 1995 due primarily to more investments in adjustable rate loans and mortgage-backed securities at December 31, 1995. The following table shows ASB's interest rate sensitivity at December 31, 1996:

                                          Cumulative amounts at December 31, 1996
                                                subject to repricing within
                                  ---------------------------------------------------
                                     6 months   6 months     1-5    Over 5
(dollars in millions)                or less    to 1 year   years   years   Total (1)
-------------------------------------------------------------------------------------
Interest-earning assets
-----------------------
Real estate loans and mortgage-
   backed securities
   Balloon and adjustable rate.......   $ 437       $ 641    $ 89     $  2     $1,169
   Fixed rate 1-4 unit residential...     131         117     663      849      1,760
   Other.............................      20          21      69       83        193
Consumer and other loans.............     141           3      22       39        205
Commercial loans.....................       4           1       5        5         15
Other interest-earning assets........      62          --      --       --         62
                                      -----------------------------------------------
Total interest-earning assets........     795         783     848      978      3,404
                                      -----------------------------------------------


                                                   Cumulative amounts at December 31, 1996
                                                         subject to repricing within
                                        ---------------------------------------------------------
                                           6 months    6 months       1-5      Over 5
(dollars in millions)                      or less     to 1 year     years     years    Total (1)
-------------------------------------------------------------------------------------------------
(continued)
Interest-bearing liabilities
----------------------------
Certificate accounts....................     377          140         319         57       893
Money market accounts...................      65           --          --         --        65
Negotiable Order of Withdrawal accounts.     278           --          --         --       278
Passbook accounts.......................     151           53         342        368       914
FHLB advances...........................     130           97         231        226       684
Securities sold under agreements
  to repurchase.........................     455           25          --         --       480
                                           ------------------------------------------------------
Total interest-bearing liabilities......   1,456          315         892        651     3,314
                                           ------------------------------------------------------

Interest rate sensitivity gap (2).......   $(661)       $ 468       $ (44)     $ 327    $   90
                                          =======================================================

Cumulative interest rate
  sensitivity gap.......................   $(661)       $(193)      $(237)     $  90
                                          ===========================================

Cumulative interest rate sensitivity
  gap over total assets.................  (18.41)%      (5.37)%     (6.60)%    2.51%
-------------------------------------------------------------------------------------------------

(1) The table does not include $187 million of noninterest-earning assets and $55 million of noninterest-bearing liabilities.

(2) The difference between the total interest-earning assets and the total interest-bearing liabilities.

INTEREST INCOME AND INTEREST EXPENSE

The following table sets forth average balances, interest and dividend income, interest expense and weighted average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the periods indicated. Average balances for each period have been calculated using the average month-end or daily average balances during the period.

                                         Years ended December 31,
                                  --------------------------------------
(dollars in thousands)               1996          1995          1994
------------------------------------------------------------------------

Loans
  Average balances...............  $1,868,489    $1,751,729    $1,878,581
  Interest income................  $  155,865    $  146,046    $  154,026
  Weighted average yield.........        8.34%         8.34%         8.20%

Mortgage-backed securities
  Average balances...............  $1,402,165    $1,251,192    $  732,623
  Interest income................  $   94,561    $   85,727    $   44,043
  Weighted average yield.........        6.74%         6.85%         6.01%

Investments (1)
  Average balances...............  $   83,163    $   80,633    $   88,728
  Interest and dividend income...  $    5,288    $    4,921    $    5,304
  Weighted average yield.........        6.36%         6.10%         5.98%


                                               Years ended December 31,
                                     -----------------------------------------
(dollars in thousands)                     1996          1995          1994
------------------------------------------------------------------------------
(continued)
Total interest-earning assets
  Average balances.....................   $3,353,817    $3,083,554    $2,699,932
  Interest and dividend income.........   $  255,714    $  236,694    $  203,373
  Weighted average yield...............         7.62%         7.68%         7.53%

Deposits
  Average balances.....................   $2,210,058    $2,149,229    $2,134,029
  Interest expense.....................   $   91,164    $   89,296    $   76,509
  Weighted average rate................         4.12%         4.15%         3.59%

Borrowings
  Average balances.....................   $1,023,223    $  835,310    $  477,331
  Interest expense.....................   $   62,500    $   53,409    $   27,397
  Weighted average rate................         6.11%         6.39%         5.74%

Total interest-bearing liabilities
  Average balances.....................   $3,233,281    $2,984,539    $2,611,360
  Interest expense.....................   $  153,664    $  142,705    $  103,906
  Weighted average rate................         4.75%         4.78%         3.98%

Net balance, net interest income
 and interest rate spread
   Net balance.........................   $  120,536    $   99,015    $   88,572
   Net interest income.................   $  102,050    $   93,989    $   99,467
   Interest rate spread................         2.87%         2.90%         3.55%

(1)  Investments are comprised of stock in the Federal Home Loan Bank.

The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted average interest rate multiplied by prior period average portfolio balance) and (2) changes in volume (change in average portfolio balance multiplied by prior period rate). Any remaining change is allocated to the above two categories on a pro rata basis.

                                            Increase (decrease) due to
                                        ---------------------------------
(in thousands)                               Rate     Volume     Total
-------------------------------------------------------------------------
Year ended December 31, 1996 vs. 1995
-------------------------------------
Income from interest-earning assets
  Loan portfolio........................     $    --    $ 9,819   $ 9,819
  Mortgage-backed securities............      (1,391)    10,225     8,834
  Investments...........................         212        155       367
                                             ----------------------------
                                              (1,179)    20,199    19,020
                                             ----------------------------
Expense from interest-bearing liabilities
  Deposits................................      (647)     2,515     1,868
  FHLB advances and other borrowings......    (2,434)    11,525     9,091
                                             ----------------------------
                                              (3,081)    14,040    10,959
                                             ----------------------------
Net interest income.......................   $ 1,902    $ 6,159   $ 8,061
                                             ============================


                                             Increase (decrease) due to
                                        ---------------------------------
(in thousands)                               Rate      Volume      Total
-------------------------------------------------------------------------
(continued)

Year ended December 31, 1995 vs. 1994
----------------------------------------
Income from interest-earning assets
Loan portfolio..........................   $ 2,588    $(10,568)   $(7,980)
Mortgage-backed securities..............     6,874      34,810     41,684
Investments.............................       105        (488)      (383)
                                         --------------------------------
                                             9,567      23,754     33,321
                                         --------------------------------
Expense from interest-bearing
 liabilities
Deposits................................    12,228         559     12,787
FHLB advances and other borrowings......     3,413      22,599     26,012
                                         --------------------------------
                                            15,641      23,158     38,799
                                         --------------------------------
Net interest income.....................   $(6,074)   $    596    $(5,478)
                                        =================================
OTHER INCOME

In addition to net interest income, ASB has various sources of other income, including fee income from servicing loans, fees on deposit accounts, rental income from premises and other income. Other income totaled approximately $15.7 million in 1996, $17.9 million in 1995 and $12.2 million in 1994. The decrease and increase in other income during 1996 and 1995, respectively, were primarily due to a $3.9 million one-time gain on sale of trading account securities in 1995.


Excluding the one-time gain on sale of trading account securities in 1995, other income for 1996 increased $1.7 million over 1995 due to increases in fee income
from servicing loans.   In November 1995, the Financial Accounting Standards
Board (FASB) issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." In connection with the guidance provided in the special report, the FASB indicated that an enterprise may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value in accordance with the requirements of SFAS No. 115. Such reclassifications were required to occur no later than December 31, 1995. The guidance indicated that reclassifications from the held-to-maturity category that resulted from this one-time reassessment would not call into question the intent of an enterprise to hold other debt securities to maturity in the future. In accordance with the implementation guidance provided in the special report, ASB transferred approximately $49.5 million of mortgage-backed securities previously classified as held-to-maturity securities to trading account securities on November 28, 1995. All such securities were then sold prior to the end of 1995.

LENDING ACTIVITIES

General. ASB's net loan and mortgage-backed securities portfolio totaled approximately $3.3 billion at December 31, 1996, representing 93.1% of its total assets, compared to $3.1 billion, or 91.8%, and $2.9 billion, or 92.8%, at December 31, 1995 and 1994, respectively. ASB's loan portfolio consists primarily of conventional residential mortgage loans which are not insured by the Federal Housing Administration nor guaranteed by the Veterans
Administration.

The following tables set forth the composition of ASB's loan and mortgage-backed securities portfolio:

                                                                    December 31,
                               -------------------------------------------------------------------------------------------
                                            1996                        1995                       1994
                               -------------------------------------------------------------------------------------------
(dollars in thousands)              Balance     % of total      Balance     % of total      Balance     % of total
--------------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional...................   $1,800,365      53.87%      $1,495,955       47.75%     $1,657,935       57.34%
Construction and development...       29,964       0.89           29,650        0.95          36,184        1.25
                                   ---------------------------------------------------------------------------------------
                                   1,830,329      54.76        1,525,605       48.70       1,694,119       58.59

Less
Deferred fees and discounts....      (17,759)     (0.53)         (15,244)      (0.49)        (21,159)      (0.73)
Undisbursed loan funds.........      (14,532)     (0.43)         (10,422)      (0.33)        (16,056)      (0.56)
Allowance for losses...........      (15,792)     (0.47)         (10,837)      (0.34)         (7,259)      (0.25)
                                   ---------------------------------------------------------------------------------------
Total real estate loans, net...    1,782,246      53.33        1,489,102       47.54       1,649,645       57.05
                                   ---------------------------------------------------------------------------------------


                                                                            December 31,
                              -----------------------------------------------------------------------------------------------------
                                                    1996                                 1995                        1994
                              -----------------------------------------------------------------------------------------------------
(dollars in thousands)                      Balance              % of total      Balance     % of total      Balance     % of total
-----------------------------------------------------------------------------------------------------------------------------------
(continued)
Other loans
Loans on deposits.............              15,441             0.46              15,688      0.50            15,378      0.53
Consumer and other loans......             192,315             5.75             170,743      5.45           144,505      5.00
Commercial loans..............              18,548             0.56              20,560      0.66            18,369      0.64
                                ---------------------------------------------------------------------------------------------------
                                           226,304             6.77             206,991      6.61           178,252      6.17

Less
Deferred fees and discounts...                 (23)           (0.00)                (38)    (0.00)              (52)    (0.00)
Undisbursed loan funds........              (3,086)           (0.09)             (6,175)    (0.20)           (2,256)    (0.08)
Allowance for losses..........              (3,413)           (0.10)             (2,079)    (0.07)           (1,534)    (0.05)
                               ----------------------------------------------------------------------------------------------------
Total other loans, net........             219,782             6.58             198,699      6.34           174,410      6.04
                               ----------------------------------------------------------------------------------------------------


Mortgage-backed securities,
 net of discounts.............           1,340,073            40.09           1,444,832     46.12         1,067,287     36.91
                               ----------------------------------------------------------------------------------------------------

Total loans and
 mortgage-backed securities,
 net..........................          $3,342,101           100.00%         $3,132,633    100.00%       $2,891,342    100.00%
                              =====================================================================================================

(1) Includes renegotiated loans.

                                                                            December 31,
                              -------------------------------------------------------------------------------------------
                                                      1993                                            1992
                              -------------------------------------------------------------------------------------------
(dollars in thousands)                     Balance           % of total                    Balance             % of total
                              -------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional..................           $1,587,615            67.12%                      $1,303,714           60.00%
Construction and development..               26,526             1.12                           33,123            1.53
                              -------------------------------------------------------------------------------------------
                                          1,614,141            68.24                        1,336,837           61.53
Less
Deferred fees and discounts...              (26,728)           (1.13)                         (20,422)          (0.94)
Undisbursed loan funds........              (13,142)           (0.55)                         (16,203)          (0.74)
Allowance for losses..........               (3,962)           (0.17)                          (3,626)          (0.17)
                              -------------------------------------------------------------------------------------------
Total real estate loans, net..            1,570,309            66.39                        1,296,586           59.68
                              -------------------------------------------------------------------------------------------

Other loans
Loans on deposits.............               15,015             0.63                           15,013            0.69
Consumer and other loans......              129,961             5.49                          134,943            6.21
Commercial loans..............               24,494             1.04                           21,830            1.01
                              -------------------------------------------------------------------------------------------
                                            169,470             7.16                          171,786            7.91
Less
Deferred fees and discounts...                 (156)           (0.01)                            (148)          (0.01)
Undisbursed loan funds........               (3,173)           (0.13)                          (3,805)          (0.18)
Allowance for losses..........               (1,352)           (0.06)                          (1,531)          (0.07)
                              -------------------------------------------------------------------------------------------
Total other loans, net........              164,789             6.96                          166,302            7.65
                              -------------------------------------------------------------------------------------------

Mortgage-backed securities,                 630,156            26.65                          709,891           32.67
 net of discounts.............
                              -------------------------------------------------------------------------------------------


Total loans and mortgage-backed
   securities, net............           $2,365,254           100.00%                      $2,172,779          100.00%
                              ===========================================================================================

(1) Includes renegotiated loans.

Origination, purchase and sale of loans. Generally, loans originated and purchased by ASB are secured by real estate located in Hawaii. As of December 31, 1996, approximately $47.0 million of loans purchased from other lenders were secured by properties located in the continental United States. For additional information, including information concerning the geographic distribution of ASB's mortgage-backed securities portfolio and the geographic concentration of credit risk, see Note 19 to HEI's Consolidated Financial Statements.

The amount of loans originated during 1996, 1995, 1994, 1993 and 1992 were $498 million, $382 million, $523 million, $564 million and $601 million, respectively. The increase in loans originated in 1996 from 1995 was due primarily to higher refinancings of residential mortgage loans from other financial institutions. The decrease in loans originated in 1995 from 1994 was due in part to lower refinancings and the weak economy.

Residential mortgage lending. During 1996 and 1995 the demand for adjustable rate mortgage (ARM) loans over fixed rate loans decreased compared with 1994. ARM loans carry adjustable interest rates which are typically set according to a short-term index. Payment amounts may be adjusted periodically based on changes in interest rates. ARM loans represented approximately 12.6% of the total originations of first mortgage loans in 1996, compared to 27.7% and 46.3% in 1995 and 1994, respectively. ASB intends to continue to emphasize the origination and purchase of ARM loans to further improve its asset/liability structure.

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

Construction and development lending. ASB provides both fixed and adjustable rate loans for the construction of one-to-four residential unit and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, all construction and development loans are priced higher than loans secured by completed structures. ASB's underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 1996, 1995 and 1994, construction and development loans represented 1.5%, 1.2% and 1.7%, respectively, of ASB's gross loan portfolio. See "Loan portfolio risk elements."

Multi-family residential and commercial real estate lending. Permanent loans secured by multi-family properties (generally apartment buildings), as well as commercial and industrial properties (including office buildings, shopping centers and warehouses), are originated by ASB for its own portfolio as well as for participation with other lenders. In 1996, 1995 and 1994, loans on these types of properties accounted for approximately 3.2%, 5.9% and 6.6%, respectively, of ASB's total mortgage loan originations. The objective of commercial real estate lending is to diversify ASB's loan portfolio to include sound, income-producing properties.

Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB also offers VISA cards, automobile loans, general purpose consumer loans, second mortgage loans, home equity lines of credit, checking account overdraft protection and unsecured lines of credit. In 1996, 1995 and 1994, loans of these types accounted for approximately 8.0%, 11.5% and 6.2%, respectively, of ASB's total loan originations.

Corporate banking/commercial lending. ASB is authorized to make both secured and unsecured corporate banking loans to business entities. This lending activity is designed to diversify ASB's asset structure, shorten maturities, provide rate sensitivity to the loan portfolio and attract business checking deposits. As of December 31, 1996, 1995 and 1994, corporate banking loans represented 0.8%, 0.9% and 0.9%, respectively, of ASB's total net loan portfolio.

Loan origination fee and servicing income. In addition to interest earned on loans, ASB receives income from servicing of loans, for late payments and from other related services. Servicing fees are received on loans originated and subsequently sold by ASB through a securitization process and also on loans for which ASB acts as collection agent on behalf of third-party purchasers.

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

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified in a real estate owned account until it is sold. At December 31, 1996, there were 19 residential properties acquired in settlement of loans totaling $2.6 million or 0.07% of total assets. At December 31, 1995, there were nine residential properties acquired in settlement of loans totaling $2.7 million or 0.08% of total assets. At December 31, 1994, there were three residential properties acquired in settlement of loans totaling $0.8 million or 0.03% of total assets.

In addition to delinquent loans, other significant lending risk elements include: (1) accruing loans which are over 90 days past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and
(3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (renegotiated loans). ASB has no loans which are over 90 days past due on which interest is being accrued for the years presented in the table below. The level of nonaccrual and renegotiated loans represented 2.5%, 1.7%, 1.4%, 0.5% and 1.0%, of ASB's total net loans outstanding at December 31, 1996, 1995, 1994, 1993 and 1992, respectively. The following table sets forth certain information with respect to nonaccrual and renegotiated loans for the dates indicated:

                                                            December 31,
                                        -------------------------------------------------
(in thousands)                              1996      1995      1994      1993     1992
-----------------------------------------------------------------------------------------
Nonaccrual loans--
Real estate
   1-4 unit residential................    $23,585   $11,533   $ 8,773   $5,006   $12,526
   Income property.....................     19,832    13,820    14,224      220       395
                                           ----------------------------------------------
Total real estate......................     43,417    25,353    22,997    5,226    12,921
Commercial.............................        937        11        25       38     1,059
Consumer...............................      2,701     1,702       793      460       181
                                          -----------------------------------------------
Total nonaccrual loans.................    $47,055   $27,066   $23,815   $5,724   $14,161
                                          ===============================================

Renegotiated loans not included above--
Real estate
   1-4 unit residential.................   $ 3,211   $ 1,053   $ 1,004   $  381   $    --
   Income property......................        --        --        --    1,486        --
Commercial..............................        --        --        --      324        --
                                          -----------------------------------------------
Total renegotiated loans................   $ 3,211   $ 1,053   $ 1,004   $2,191   $    --
                                          ===============================================

ASB's policy generally is to place mortgage loans on a nonaccrual status (interest accrual is suspended) when the loan becomes more than 90 days past due or on an earlier basis when there is a reasonable doubt as to its collectability. Loans on nonaccrual status amounted to $47.1 million (2.3% of total loans) at December 31, 1996, $27.1 million (1.6% of total loans) at December 31, 1995, $23.8 million (1.3% of total loans) at December 31, 1994, $5.7 million (0.3% of total loans) at December 31, 1993 and $14.2 million (0.9% of total loans) at December 31, 1992.

As of December 31, 1992, real estate loans with remaining principal balances of $8.9 million were restructured to defer monthly contractual principal and interest payments for three months with repayments of the entire deferred amounts due at the end of the three-month period. These loans had been classified as nonaccrual loans as of December 31, 1992. Substantially all of these loans have resumed their normal repayment schedule and are classified as performing loans, which accounts for the $8.4 million decrease in nonaccrual loans from December 31, 1992 to 1993.

In 1994, the $18.1 million increase in nonaccrual real estate loans was a result of Hawaii's weak economy. A rising trend of delinquencies resulted in a $3.8 million increase in nonaccrual residential loans. The $14.0 million increase in nonaccrual income property loans was primarily due to three commercial real estate loans with principal balances totaling $11.8 million that were restructured/renegotiated to defer monthly principal and interest payments for three to six months. Based on evaluations of collection prospects, a specific loss reserve of $1.6 million was established in 1994 for one of the loans secured by a commercial retail/office building located on the island of Oahu. In 1995, the $3.3 million increase in nonaccrual loans was a result of Hawaii's continued weak economy. In 1996, the $20.0 million increase in nonaccrual real estate loans can be attributed primarily to a single real estate developer with residential, commercial real estate and commercial loans totaling approximately $16.5 million that were restructured during 1996.

Allowance for loan losses. The provision for loan losses is dependent upon management's evaluation as to the amount required to maintain the allowance for loan losses at a level considered appropriate in relation to the risk of future losses inherent in the loan portfolio. While management attempts to use the best information available to make evaluations, future adjustments may be necessary as circumstances change and additional information becomes available.

The following table presents the changes in the allowance for loan losses for the periods indicated.

                                                       Years ended December 31,
                                        ---------------------------------------------------
(dollars in thousands)                       1996       1995      1994      1993      1992
-------------------------------------------------------------------------------------------

Allowance for loan losses, beginning of    $12,916    $ 8,793    $5,314    $5,157    $3,818
 year...................................
                                        ---------------------------------------------------


Additions to provisions for losses......   $ 7,631    $ 4,887    $3,983    $  779    $1,494
                                        ---------------------------------------------------

NET CHARGE-OFFS (RECOVERIES)
Real estate loans.......................       390         69       109        --        (3)
Other loans.............................       952        695       395       622       158
                                        ---------------------------------------------------
Total net charge-offs...................     1,342        764       504       622       155
                                        ---------------------------------------------------
Allowance for loan losses, end of year..   $19,205    $12,916    $8,793    $5,314    $5,157
                                        ===================================================

Ratio of net charge-offs during the
 period to average loans outstanding....      0.07%      0.04%     0.03%     0.04%     0.01%
                                        ===================================================

ASB's ratio of provisions for loan losses during the period to average loans outstanding was 0.41%, 0.28%, 0.21%, 0.05% and 0.11% for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. In 1996, 1995 and
1994, to establish additional specific loss reserves and in response to a rising trend of delinquencies caused by Hawaii's weak economy, ASB increased its loss reserve by $6.3 million, $4.1 million and $3.5 million, respectively.

INVESTMENT ACTIVITIES

In recent years, ASB's investment portfolio has consisted primarily of stock of the FHLB of Seattle, federal agency obligations and mortgage-backed securities. In response to the then increasing interest rate environment, management decided in 1994 to liquidate ASB's portfolio of securities held for trading and the liquidation was completed in October 1994. Also, see the prior discussion under "Other income" of the one-time gain on sale of trading account securities in 1995. ASB did not maintain a portfolio of securities held for trading during 1996.

ASB's investment portfolio, excluding mortgage-backed securities to be held-to-maturity, consisted of investment in FHLB stock of $37.5 million, $34.7 million and $32.5 million as of December 31, 1996, 1995 and 1994, respectively. The weighted average rate on investment in FHLB stock during 1996, 1995 and 1994 was 7.80%, 6.03% and 6.86%, respectively. The amount that ASB invests in FHLB stock is determined by regulatory requirements. See "Regulation and other matters-Savings bank regulation-Federal Home Loan Bank System."

DEPOSITS AND OTHER SOURCES OF FUNDS

General. Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from receipt of interest and principal on outstanding loans receivable and mortgage-backed securities, borrowings from the FHLB of Seattle, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities. In the last few years, securities sold under agreements to repurchase and advances from the FHLB have become significant sources of funds as the demand for deposits has decreased. Using higher cost sources of funds puts downward pressure on ASB's net interest income.

Deposits. ASB's deposits are obtained primarily from residents of Hawaii. In 1996, ASB had average deposits of $2.2 billion, with a net savings outflow of $152 million, excluding interest credited to deposit accounts. The net savings outflow for 1996 was due to competition from the equity market and management's decision not to pursue high priced certificates of deposits. In 1995, ASB had average deposits of $2.1 billion, with a net savings inflow of $15 million, excluding interest credited to deposit accounts. Net savings outflows for 1994 were approximately $32 million, excluding interest credited to deposit accounts. The net savings outflow for 1994 was due primarily to the effects of rising interest rates and increased competition. The weighted average rate paid on deposits during 1996 was 4.12%, compared to 4.15% and 3.59% in 1995 and 1994, respectively. In the three years ended December 31, 1996, ASB had no deposits placed by or through a broker.

The following table illustrates the distribution of ASB's average deposits and average daily rates by type of deposit for the years indicated. Average balances for a period have been calculated using the average of month-end balances during the period.

                                                                             Years ended December 31,
                             -----------------------------------------------------------------------------------------------------
                                               1996                       1995                                    1994
                             -----------------------------------------------------------------------------------------------------
                                              % of                         % of                                % of
                               Average       total     Average  Average    total     Average    Average        total     Average
(dollars in thousands)         balance      deposits    rate %  balance   deposits    rate %    balance       deposits    rate %
                             -----------------------------------------------------------------------------------------------------
Passbook accounts............ $  922,129    41.7%      3.41%   $  978,858   45.5%    3.48%      $1,215,919     57.0%        3.51%
Negotiable Order of
 Withdrawal accounts.........    271,696    12.3        1.60      264,996   12.4     2.09          266,335     12.5         2.25
Money market accounts........     65,494     3.0        3.51       66,634    3.1     3.43           88,320      4.1         3.02
Certificate accounts.........    950,739    43.0        5.59      838,741   39.0     5.66          563,455     26.4         4.48
                             -----------------------------------------------------------------------------------------------------
Total deposits............... $2,210,058   100.0%       4.12%  $2,149,229  100.0%    4.15%      $2,134,029    100.0%        3.59%
                             ====================================================================================================

At December 31, 1996, ASB  had $292 million in  certificate accounts of  $100,000 or more, maturing  as follows:
(in thousands)                                                                                                           Amount
----------------------------------------------------------------------------------------------------------------------------------
Three months or less................................................................................................     $135,364
Greater than three months through six months........................................................................       56,102
Greater than six months through twelve months.......................................................................       41,126
Greater than twelve months..........................................................................................       59,435
                                                                                                                     --------------
                                                                                                                         $292,027
                                                                                                                     ==============

Borrowings. ASB obtains advances from the FHLB of Seattle provided certain standards related to creditworthiness have been met. Advances are secured under a blanket pledge of the common stock ASB owns in the FHLB, mortgage-backed securities and certain notes held by ASB and the mortgage securing it. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Seattle.

At December 31, 1996, 1995 and 1994, advances from the FHLB amounted to $684 million, $501 million and $616 million, respectively. The weighted average rates on the advances from the FHLB outstanding at December 31, 1996, 1995 and 1994 were 6.42%, 6.52% and 6.17%, respectively. The maximum amount outstanding at any month-end during 1996, 1995 and 1994 was $691 million, $618 million and $616 million, respectively. Advances from the FHLB averaged $560 million, $559 million and $453 million during 1996, 1995 and 1994, respectively, and the approximate weighted average rate thereon was 6.49%, 6.55% and 5.77%, respectively. During 1994, increased advances from the FHLB were needed to support investment activities as the effects of rising interest rates and increased competition slowed deposit growth. During 1995, advances decreased as securities sold under agreements to repurchase provided a lower cost funding source. During 1996, the increase in advances supported investment activities as management decided not to pursue high priced certificates of deposits.

At December 31, 1996 and 1995, securities sold under agreements to repurchase consisted of mortgage-backed securities sold to brokers/dealers under fixed-coupon agreements. The agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. At December 31, 1996, 1995 and 1994, $479.7 million (including accrued interest of $1.6 million), $412.5 million (including accrued interest of $2.5 million), and $123.3 million (including accrued interest of $1.0 million) of the agreements were to repurchase identical securities, respectively. The weighted average rates on securities sold under agreements to repurchase outstanding at December 31, 1996, 1995 and 1994 were 5.50%, 5.84% and 6.22%, respectively. The maximum amount outstanding at any month-end during 1996, 1995 and 1994 was $480 million, $413 million and $123 million, respectively. Securities sold under agreements to repurchase averaged $463 million, $277 million and $21 million during 1996, 1995 and 1994, respectively, and the approximate weighted average interest rate thereon was 5.65%, 6.08% and 5.14%, respectively. During 1996 and 1995, increased securities sold under agreements to repurchase were needed to support investment activities as the demand for deposits decreased.

Subject to obtaining certain approvals from the FHLB of Seattle, ASB may offer collateralized medium-term notes due from nine months to 30 years from the date of issue and bearing interest at a fixed or floating rate established at the time of issue. At December 31, 1996, 1995 and 1994, ASB had no outstanding collateralized medium-term notes.

The following table sets forth information concerning ASB's advances from FHLB and other borrowings at the dates indicated:

                                                      December 31,
                                        -------------------------------------
(dollars in thousands)                        1996         1995        1994
-----------------------------------------------------------------------------

Advances from FHLB......................   $  684,274    $501,274    $616,374
Securities sold under agreements to
 repurchase.............................      479,742     412,521     123,301
                                            ---------------------------------
Total borrowings........................   $1,164,016    $913,795    $739,675
                                            =================================

Weighted average rate...................         6.04%       6.21%       6.18%
                                            =================================

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

OTHER
-----

FREIGHT TRANSPORTATION -- HAWAIIAN TUG & BARGE CORP. AND YOUNG BROTHERS, LIMITED
--------------------------------------------------------------------------------

GENERAL

HTB and its wholly owned subsidiary, YB, were acquired in 1986. HTB provides marine transportation services in Hawaii and the Pacific area, including charter tug and barge and harbor tug operations. YB, which is a regulated interisland cargo carrier, transports general freight and containerized cargo by barge on a regular schedule between all major ports in Hawaii. YB moved 3.3 million revenue tons of cargo between the islands in 1996, compared to 3.2 million revenue tons in 1995.

A substantial portion of the state's commodities are imported, and almost all of Hawaii's overseas inbound and outbound cargo moves through Honolulu. Cargo destined for the neighbor islands is trans-shipped through the Honolulu gateway.

YB has a nonexclusive Certificate of Public Convenience and Necessity from the PUC to operate as an intrastate common carrier by water. The Certificate will remain in effect for an indefinite period unless suspended or terminated by the PUC. YB encounters competition from, among others, interstate carriers and unregulated contract carriers.

YB RATES

YB generally must accept for transport all cargo offered. YB rates and charges must be approved by the PUC and the PUC has broad discretion in its regulation of the rates charged by YB.

See the "Other" section of HEI's MD&A for additional information about YB's rate increases.

REAL ESTATENMALAMA PACIFIC CORP.
--------------------------------

GENERAL

MPC was incorporated in 1985 and engages in real estate development activities, both directly and through joint ventures.

MPC's real estate development investments and residential projects are targeted for Hawaii's owner-occupant market. MPC is currently involved in the development of four residential projects (Kua' Aina Ridge, Westhills at Makakilo Heights, Piilani Village Phase 1 and Sunrise Estates) on approximately 268 acres of land on the islands of Oahu, Maui and Hawaii encompassing approximately 450 homes or lots, of which approximately 300 have been completed and sold. MPC and its joint ventures own approximately 424 acres of land for future residential development.

Residential development generally requires a long lead time to obtain necessary zoning changes, building permits and other required approvals. MPC's projects are subject to the usual risks of real estate development, including fluctuations in interest rates, the receipt of timely and appropriate state and local zoning and other necessary approvals, possible cost overruns and construction delays, adverse changes in general commerce and local market conditions, compliance with applicable environmental and other regulations, and potential competition from other new projects and resales of existing residences.

JOINT VENTURE DEVELOPMENTS

Sunrise Estates. In 1990, MDC and HSC, Inc. formed Sunrise Estates Joint Venture to develop and sell 165 one-acre house lots in Hilo, Hawaii (island of Hawaii). In 1993 and 1992, sales of 156 lots closed. There were no sales in 1994 and 1995. Subdivision approval for the remaining nine lots was received in 1995. In 1996, the sale of one lot closed.

In 1991, HSC, Inc. and Malama Elua Corp., a wholly owned subsidiary of MPC, formed Sunrise Estates II Joint Venture to develop and sell approximately 140 one-acre house lots in Hilo, Hawaii, adjacent to the Sunrise Estates Joint Venture project. Rezoning was completed in 1993 and subdivision approval is expected to be obtained in 1997.

Ainalani Associates.  Malama Mohala Corp. (MMO) and MDT-BF Limited Partnership
(MDT) were partners in a joint venture known as Ainalani Associates. In 1992, MMO acquired MDT's 50% interest in Ainalani Associates, and the partnership was dissolved. MMO is completing the development and sale of three projects on the islands of Maui and Hawaii, described below under "MMO projects," and is a 50% partner in Palailai Associates, a partnership with Palailai Holdings, Inc.

Baldwin*Malama. In 1990, MDC acquired a 50% general partnership interest in Baldwin*Malama, a partnership with Baldwin Pacific Properties, Inc. (BPPI), established to acquire approximately 172 acres of land for potential development of about 780 single and multi-family residential units in Kihei on the island of Maui. In 1994, the project received approval to increase density to approximately 1,000 units. The project has completed site work for the first phase of 100 single family units. At December 31, 1996, 73 homes were completed and sold.

In May 1993, Baldwin*Malama was reorganized as a limited partnership in which MDC is the sole general partner and BPPI is the sole limited partner. In conjunction with the dissolution of the Baldwin*Malama general partnership and formation of the limited partnership, MPC agreed to loan $1.6 million to BPPI and up to $15 million to the limited partnership. Through 1996, MPC agreed to increase the maximum loan amount to Baldwin*Malama up to $28.0 million. As of December 31, 1996, the outstanding balances on MPC's loans to BPPI and Baldwin*Malama were $0.9 million and $23.0 million, respectively. Beginning in May 1993, MDC consolidated the accounts of Baldwin*Malama. Previously, MDC accounted for its investment in Baldwin*Malama under the equity method.

Palailai Associates. MMO assumed Ainalani Associates' 50% interest in Palailai Associates in 1992 upon acquiring MDT's 50% interest in Ainalani Associates. In 1993, Palailai Associates completed the development and sale of the first increment of 107 homes and lots and completed the bulk sale of its 38.8 acres of multi-family zoned land in Makakilo, Oahu. The second increment of 69 single family homes is completed and sold. The third increment of 100 single family homes is in progress with 52 homes completed and sold as of December 31, 1996. Palailai Associates owns approximately 47 acres of adjacent land zoned for residential development.

MMO PROJECTS

In 1992, MMO acquired the Kipona Hills, Kua' Aina Ridge and Kehaulani Place projects of Ainalani Associates as a result of MMO's acquisition of MDT's 50% interest in Ainalani Associates and Ainalani Associates' subsequent dissolution.

Kipona Hills is a 66-unit subdivision located in Waikoloa on the island of Hawaii. As of December 31, 1996, all homes or lots were completed and sold.

Kua' Aina Ridge is a 92-lot subdivision in Pukalani, Maui. Subdivision improvements have been completed and sales closings commenced in 1993. As of December 31, 1996, 52 homes or lots were available for sale.

Kehaulani Place, consisting of approximately 51Eacres of land in Pukalani, Maui, is currently zoned for agriculture. Rezoning and land-use reclassification will be required before development can commence. Land planning and presentations to local community groups commenced in 1993 and are ongoing.

PROJECT FINANCING

At December 31, 1996, MPC or its subsidiaries were directly liable for $11.0 million of outstanding loans and had additional loan facilities of $0.7 million. In addition, at December 31, 1996, MPC or its subsidiaries had issued (i) guarantees under which they were jointly and severally contingently liable with their joint venture partners for $2.1 million of outstanding loans and (ii) payment guarantees under which MPC or its subsidiaries were severally contingently liable for $5.8 million of outstanding loans and $3.2 million of additional undrawn loan facilities. In total, at December 31, 1996, MPC or its subsidiaries were liable or contingently liable for $18.9 million of outstanding loans and $3.9 million in undrawn loan facilities. All such loans are collateralized by real property. At December 31, 1996, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately
$8.8 million was outstanding and $3.9 million was undrawn, that it will maintain ownership of 100% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations. MPC or its subsidiaries may enter into additional commitments in connection with the financing of future phases of development of MPC's projects and HEI may enter into similar agreements regarding the ownership and financial condition of MPC.

HEI INVESTMENT CORP.
--------------------

HEIIC was incorporated in May 1984 primarily to make passive, tax-advantaged investments in corporate securities and other long-term investments. HEIIC is not an "investment company" under the Investment Company Act of 1940 and has no direct employees.

HEIIC's long-term investments consist primarily of investments in leveraged leases. HEIIC has a 15% ownership interest in an 818-MW coal-fired generating unit in Georgia, which is subject to a leveraged lease agreement entered into in 1985 and expiring in 2013. The lessee has options to renew the lease at fixed rentals for at least 8.5 additional years, and thereafter at fair market rentals. In the fall of 1987, HEIIC purchased commercial buildings on leasehold properties located in the continental United States, along with the related lease rights and obligations. These leveraged, purchase-leaseback investments included two major buildings housing operations of Hershey Foods in Pennsylvania and six supermarkets leased to The Kroger Co. in various states. In 1995, HEIIC sold one of the six supermarkets to the lessee pursuant to the provisions of the leveraged lease agreement and recorded a net loss of $1.3 million on the sale. For further information concerning HEIIC's investments in leveraged leases, see Note to HEI's Consolidated Financial Statements. No new investments are currently planned by HEIIC.

HEI POWER CORP.
---------------

HEIPC was formed in March 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power projects and energy services projects in Asia and the Pacific. For further discussion of HEIPC's operating losses, see the "Other" section in HEI's MD&A.

In September 1996, HEIPC's subsidiary, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement with the Guam Power Authority, pursuant to which HPG will rehabilitate, operate and maintain for approximately 20 years two oil-fired 26.5-MW units at Tanguisson, Guam. On October 30, 1996, HEI filed with the SEC a "Notification of Foreign Utility Company Status" on Form U-57, stating that HPG will assume operational control of the Tanguisson facility by November 24, 1996. On November 11, 1996, HPG assumed operational control of the Tanguisson facility. HPG's total cost to rehabilitate the two units is expected to be approximately $12 million, approximately 80% of which HPG is seeking to fund through nonrecourse financing.

HEIPC is actively pursuing other projects in Asia and the Pacific. The success of any project undertaken by HEIPC in foreign countries will be dependent on many factors, including the economic, political, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by HEIPC will be successfully completed or that HEIPC's investment in any such project will not be lost, in whole or in part.

DISCONTINUED OPERATIONS
-----------------------

For information concerning the Company's discontinued operations formerly conducted by HIG and HERS, see Note 20 to HEI's Consolidated Financial Statements and the notes to HEI's Selected Financial Data, incorporated herein by reference to page 25 of HEI's 1996 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13. Also see Item 3, "Legal proceedings-Discontinued operations."

REGULATION AND OTHER MATTERS
----------------------------

HOLDING COMPANY REGULATION

HEI and HECO are holding companies within the meaning of the Public Utility Holding Company Act of 1935 (1935 Act). However, under current rules and regulations, they are exempt from the comprehensive regulation of the Securities and Exchange Commission (SEC) under the 1935 Act except for Section 9(a)(2) (relating to the acquisition of securities of other public utility companies) through compliance with certain annual filing requirements under the 1935 Act for holding companies which own utility businesses that are primarily intrastate in character. The exemption afforded HEI and HECO may be revoked if the SEC finds that such exemption "may be detrimental to the public interest or the interest of investors or consumers." HEI and HECO may own or have interests in foreign utility operations without adversely affecting this exemption so long as the requirements of other exemptions under the 1935 Act are satisfied. HEI has obtained the PUC certification which is a prerequisite to obtaining an exemption for foreign utility operations and to the Company's maintenance of its exemption under the 1935 Act if it acquires such ownership interests. See the previous discussion of the HPG energy conversion agreement with the Guam Power Authority under "Other-HEI Power Corp."

Legislation has been introduced in Congress that would repeal the 1935 Act leaving the regulation of utility holding companies to be governed by other federal and state laws. Management cannot predict if this legislation will be enacted or the final form it might take.

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

OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. Such restrictions, if applicable to HEI and HEIDI, would significantly limit the kinds of activities in which HEI and HEIDI and their subsidiaries may engage. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the "qualified thrift lender" test discussed below. See "Savings bank regulation-FDIC Improvement Act of 1991 and implementing regulations-Qualified thrift lender test." ASB currently meets the qualified thrift lender test and must continue to meet the test in order to avoid restrictions on the activities of HEI and HEIDI and their subsidiaries which could result in a need to divest ASB.

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

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds are dividends or other distributions from its operating subsidiaries, borrowings and sales of equity. The rights of HEI and, consequently, its creditors and shareholders, to participate in any distribution of the assets of any of its subsidiaries is subject to the prior claims of the creditors and preferred stockholders of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized.

The ability of certain of HEI's subsidiaries to pay dividends or make other distributions to HEI is subject to contractual and regulatory restrictions. By agreement with the PUC, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization, these companies would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. The consolidated common stock equity of HEI's electric utility subsidiaries was 52% of their total capitalization (including the current maturities of long-term debt and preferred stock sinking fund requirements due within one year but excluding short-term borrowings) as of December 31, 1996. At December 31, 1996, HECO and its subsidiaries had net assets of $751 million, of which approximately $371 million were not available for transfer to HEI without regulatory approval.

The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB's capital and would improve ASB's financial condition, ASB is prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be under-capitalized, significantly under-capitalized or critically under-capitalized. See "Savings bank regulation-FDIC Improvement Act of 1991 and Implementing Regulations-Prompt corrective action."

As a Tier-1 institution (one that meets its fully phased-in capital requirements and has not been notified by the OTS that it is in need of more than normal supervision), ASB may make capital distributions without OTS approval in amounts up to one-half of ASB's surplus capital ratio (the amount of its capital in excess of its fully phased-in capital requirement) at the beginning of a calendar year, plus its year-to-date net income for that calendar year. The term "fully phased-in capital requirements" means the institution's capital requirements under the statutory and regulatory standards applicable as of December 31, 1994, as modified by any individual minimum capital requirements applicable to the institution. ASB, as a Tier-1 institution, may exceed the foregoing limits if ASB provides a thirty-day advance notice to the OTS and receives no objection within thirty days. Even in the case of distributions within the permissible limits, however, a thirty day advance notice to the OTS is required.

HEI and its subsidiaries are also subject to debt covenants, preferred stock resolutions and the terms of guarantees that could limit their respective abilities to pay dividends. The Company does not expect that the regulatory and contractual restrictions applicable to HEI or its direct and indirect subsidiaries will significantly affect the operations of HEI or its ability to pay dividends on its common stock.

ELECTRIC UTILITY REGULATION

The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of HEI's electric utility subsidiaries. See the previous discussion under "Electric utility-Rates" and the "Regulation of electric utility rates" and "Recent rate requests" sections in HEI's MD&A.

In addition, the PUC has ordered the electric utility subsidiaries to develop plans for the integration of demand-side and supply-side resources available to meet consumer energy needs efficiently, reliably and at the lowest reasonable cost. See "Electric utility-Integrated Resource Planning and requirements for additional generating capacity."

In March 1995, the PUC opened a generic docket to investigate whether Hawaii public utilities should be allowed to establish property damage reserves to recover the cost of damage to their facilities and equipment caused by catastrophic disasters. See "Property damage reserve" in HEI's MD&A.

On December 30, 1996, the PUC issued an order instituting a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See "Competition" in HEI's MD&A.

On March 10, 1997, the PUC issued a show cause order to HECO requesting information to assist the PUC in determining if it should reduce HECO's rates and require HECO to refund any excess earnings to its ratepayers. See previous discussion under "PUC Show Cause Order."

Any adverse decision or policy made or adopted by the PUC, or any prolonged delay in rendering a decision, could have a material adverse effect on consolidated HECO's and the Company's financial condition, results of operations or liquidity.

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

To address community concerns, HECO proposed by letter dated January 25, 1993, that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. By an order dated January 26, 1993, the PUC opened a docket and initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices have resulted in or are having any negative effects on HECO, its electric utility subsidiaries and ratepayers. In May 1994, a consultant, Dennis Thomas and Associates, was selected by the PUC to perform the review. In early 1995, Dennis Thomas and Associates issued its report to the PUC. The report concluded that "on balance, diversification has not hurt electric ratepayers." Other major findings of the study were that no utility assets have been used to fund HEI's nonutility investments or operations, HEI has not denied needed capital to the electric utilities and management processes within the electric utilities operate without interference from HEI. The report also included a number of recommendations, most of which the Company has implemented. In December 1996, the PUC issued an order that adopted the Dennis Thomas and Associates report, ordered HECO to continue to provide the PUC with status reports on its compliance with the PUC agreement and closed the investigation and proceeding. In the order, the PUC stated that it adopted the recommendation that HECO, MECO and HELCO present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on the cost of capital to each utility in future rate cases and remove such effects. See also "Holding company regulation."

HECO and its subsidiaries are not subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act, except under Sections 210 through 212 (added by Title II of PURPA and amended by the Energy Policy Act of 1992), which permit the FERC to order electric utilities to interconnect with qualifying cogenerators and small power producers, and to wheel power to other electric utilities. Title I of PURPA, which relates to retail regulatory policies for electric utilities, also applies to HECO and its subsidiaries. Title VII of the Energy Policy Act of 1992, which creates "exempt wholesale generators" (EWGs) as a category that is exempt from the 1935 Act and which addresses transmission access, also applies to HECO and its subsidiaries. The Company cannot predict the extent to which cogeneration, EWGs, or transmission access, will reduce its electrical loads, reduce its current and future generating and transmission capability requirements, or affect its financial condition, results of operations or liquidity.

Because they are located in the State of Hawaii, HECO and its subsidiaries are exempt by statute from limitations set forth in the Powerplant and Industrial Fuel Act of 1978 on the use of petroleum as a primary energy source.

SAVINGS BANK REGULATION

ASB, a federally-chartered savings bank, and its holding companies are subject to the regulatory supervision of the OTS and, in certain respects, the Federal Deposit Insurance Corporation (FDIC). In addition, ASB must comply with Federal Reserve Board reserve requirements and OTS liquidity requirements. See "Liquidity and capital resources-Savings bank" in HEI's MD&A.

For a discussion of the disparity in the deposit insurance assessment rates and Financing Corporation assessment rates that ASB and other thrifts have paid in relation to the rates that most commercial banks have paid, the special assessment made by the FDIC on ASB and other thrifts in 1996 to provide adequate funding for the SAIF and thereby permit a reduction in deposit insurance assessment rates for thrifts and potential federal legislation affecting financial institutions, see "Deposit insurance premiums and regulatory developments" in Note 4 to HEI's Consolidated Financial Statements.

Deposit insurance coverage. FDIC Improvement Act of 1991 (FDICIA) amended various provisions of the Federal Deposit Insurance Act governing deposit insurance coverage. FDICIA, as further implemented by amendments to the FDIC's deposit insurance regulations, made certain significant changes relating to pro rata or "pass through" insurance coverage for employee benefit plan participants and beneficiaries, and insurance coverage for certain retirement accounts and trust funds. (The term "pass-through" insurance means that the insurance coverage passes through to each owner/beneficiary of the applicable deposit.) Although the vast majority of the FDIC's deposit insurance regulations remain unchanged (such as the basic rules providing that individual accounts are insured to $100,000 separately from qualifying joint accounts), several important changes were made.

Effective December 19, 1993, an individual's interest in deposits at the same institution in any combination of certain retirement accounts will be added together and insured up to $100,000 in the aggregate. This is a reduction from the maximum of $400,000 in insurance coverage formerly provided if deposits were made in four different types of retirement plan accounts.

"Pass-through" insurance coverage for the deposits of most employee benefit plans (i.e., $100,000 per individual participating, not $100,000 per plan) generally continues only for institutions that are "well-capitalized" under the FDIC's prompt corrective action regulations. The FDIC has amended its deposit insurance regulations to require financial institutions to provide employee benefit plan depositors information, not otherwise available, on the institution's capital category and whether "pass-through" deposit insurance is available. As of December 31, 1996, ASB was "well-capitalized".

Financial Institutions Reform, Recovery, and Enforcement Act of 1989 and
------------------------------------------------------------------------
implementing regulations
------------------------

Capital requirements. Under Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), the OTS set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. The three standards provide: (1) a leverage limit which requires a savings association to maintain core capital in an amount of not less than 3% of the association's adjusted total assets; (2) a tangible capital requirement of not less than 1.5% of an association's adjusted total assets; and (3) an 8% risk-based capital requirement, which may deviate from national bank standards to reflect interest rate risk or other risks, but such deviations may not result in materially lower levels of capital than would be required under risk-based capital standards applicable to national banks. Generally, the OTS must restrict the asset growth of an association that fails to meet the capital requirements. As of December 31, 1996, ASB was in compliance with all of the minimum standards with a core capital ratio of 5.3%, a tangible capital ratio of 5.2% and risk-based capital ratio of 12.2% (based on risk-based capital of $202.1 million, $69.9 million in excess of the requirement).

FIRREA requires that the capital standards for thrifts be no less stringent than those applicable to national banks. The OTS has adopted a rule that adds an interest rate risk (IRR) component to the existing risk-based capital requirement. Institutions with an "above normal" level of IRR exposure will be required to hold additional capital. "Above normal" IRR is defined as any decline in market value of an institution's portfolio equity in excess of 2% of the market value of its assets, which would result from an immediate 200 basis point change in interest rates. The OTS rule requires a savings association with an "above normal" level of IRR exposure to hold one-half of the "above normal" IRR times the market value of its assets as capital, in addition to its existing 8% risk-based capital requirement. Although the rule generally became effective January 1, 1994, the OTS intends to delay implementation of the IRR capital deduction pending the testing of an OTS appeals process for certain institutions subject to such deductions. If the rule adding the IRR component had been implemented, ASB would not have been required to hold additional capital as of December 31, 1996.

In 1996, the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency issued a joint agency policy statement to bankers to provide guidance on sound practices for managing IRR. Effective June 26, 1996, the joint agency policy statement augments the action taken by the agencies in 1995 to implement the portion of the FDICIA addressing risk-based capital standards for IRR. It also replaces the proposed joint agency policy statement that the agencies issued for comment in 1995 regarding a supervisory framework for measuring and assessing banks' IRR exposures. The agencies have elected not to pursue a standardized measure and explicit capital charge for IRR at this time. This decision reflects concerns about the burden, accuracy and complexity of a standardized measure and recognition that industry techniques for measuring IRR are continuing to evolve. Nonetheless, the agencies will continue to place significant emphasis on the level of a bank's IRR exposure and the quality of its risk management process when evaluating a bank's capital adequacy. Although the OTS has indicated that it will review any differences between its approach and that of the other agencies for the purpose of achieving greater consistency and uniformity among all four agencies, the impact of the joint agency policy statement on the IRR rule adopted by the OTS and ultimately on ASB cannot be predicted at this time.

Affiliate transactions. Significant restrictions apply to certain transactions between ASB and its affiliates, including HEI and its direct and indirect subsidiaries. FIRREA significantly altered both the scope and substance of such limitations on transactions with affiliates and provides for thrift affiliate rules similar to, but more restrictive than, those applicable to banks. For example, ASB is prohibited from making any loan or other extension of credit to an entity affiliated with ASB unless the affiliate is engaged exclusively in activities which the Federal Reserve Board has determined to be permissible for bank holding companies. There are also various other restrictions which apply to certain transactions between ASB and certain executive officers, directors and insiders of ASB. ASB is also barred from making a purchase of or any investment in securities issued by an affiliate, other than with respect to shares of a subsidiary of ASB.

FDIC Improvement Act of 1991 and implementing regulations
---------------------------------------------------------

FDICIA subjects the banking and thrift industries to heightened regulation and supervision. FDICIA made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. FDICIA also limited deposit insurance coverage, implemented changes in consumer protection laws and called for least-cost resolution and prompt corrective action with regard to troubled institutions.

Pursuant to FDICIA, the federal banking agencies have promulgated regulations which may affect the operations of ASB and its holding companies. Such regulations address, for example, standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates, and loans to insiders.

Prompt corrective action. FDICIA establishes a statutory framework that is triggered by the capital level of a savings association and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The OTS rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of "well-capitalized", "adequately capitalized", "under-capitalized", "significantly under-capitalized" and "critically under-capitalized".

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

Interest rates. FDIC regulations restrict the ability of financial institutions that are not "well-capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. To be a "well-capitalized" institution not subject to these interest rate restrictions, an institution must have a leverage ratio of 5.0%, a Tier-1 risk-based ratio of 6.0%, a total risk-based ratio of 10% and not be in a "troubled condition." As of December 31, 1996, ASB was "well-capitalized" with a leverage ratio of 5.3%, a Tier-1 risk-based ratio of 11.4% and a total risk-based ratio of 12.2%.

Qualified thrift lender test.  The FDICIA amended the qualified thrift lender
(QTL) test provisions of FIRREA by reducing the percentage of assets thrifts must maintain in housing-related loans and investments from 70% to 65%, and changing the computation period to require that the percentage be reached on a monthly average basis in nine out of the previous 12 months. Savings associations that fail to satisfy the QTL test by not holding the required percentage of housing-related investments are subject to various penalties, including limitations on their activities and restrictions on their FHLB advances.

Failure to satisfy the QTL test would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries and could effectively result in the required divestiture of ASB. At all times during 1996, ASB was in compliance with the QTL test. See "Holding company regulation."

Federal Home Loan Bank System
-----------------------------

ASB is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB System provides a central credit facility for member institutions. ASB, as a member of the FHLB of Seattle, is required to own shares of capital stock in the FHLB of Seattle in an amount equal to the greater of 1% of ASBOs aggregate unpaid residential loan principal at the beginning of each year, 0.3% of total assets or 5% of FHLB advances outstanding. The FHLBs serve as the central liquidity facilities for savings associations and resources of long-term funds for financing housing. Long-term advances may only be made for the purpose of providing funds for financing residential housing. Additionally, at such time as an advance is made or renewed, it must be secured by collateral from one of the following categories: (1) fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. Government or any agency thereof; (3) FHLB deposits; and (4) other real estate-related collateral that has a readily ascertainable value and with respect to which a security interest can be perfected. The aggregate amount of outstanding advances secured by such other real estate-related collateral may not exceed 30% of the member's capital.

Other laws. ASB is subject to federal and state consumer protection laws which affect lending activities, such as the Truth-in-Lending Law, the Truth in Savings Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and several federal and state financial privacy acts. These laws may provide for substantial penalties in the event of noncompliance. Management of ASB believes that its lending activities are in compliance with these laws and regulations.

The Community Reinvestment Act (CRA) was enacted by Congress in 1977 to ensure that banks and thrifts help meet the credit needs of their communities, including low- and moderate-income areas, consistent with safe and sound lending practices. The OTS will consider ASB's CRA record in evaluating an application for a new deposit facility, including the establishment of a branch, the relocation of a branch or office, or the acquisition of an interest in another bank or thrift. ASB received a CRA rating of "outstanding" in its OTS examination report dated October 2, 1995.

For a discussion of federal and state interstate branching legislation, see "Liquidity and capital resources-Savings bank" in HEI's MD&A.

In August 1996, federal legislation was enacted that repeals the percentage of taxable income method of tax accounting for bad debt reserves used by ASB and other "large" thrift institutions. In place of this bad debt reserve method, ASB is required to use the specific charge-off method used by most other businesses. These rules are generally effective for taxable years beginning after 1995. The related transaction rules eliminate the potential recapture of federal income tax deductions arising from the bad debt reserve created prior to 1988. Only post-1987 reserve net additions are subject to recapture into taxable income ratably over a six-year period, beginning in 1996. However, if a thrift passes a residential-loan test, the recapture may be deferred for up to two years. ASB has met the requirements under this residential-loan test for 1997. ASB has provided a deferred tax liability of approximately $4.8 million for its post-1987 reserve and will recapture this reserve ratably over six years.

Pending legislation. For a discussion of potential federal legislation addressing the merger of the BIF and the SAIF, thrift rechartering and financial modernization, and possible adverse effects on HEI, see ODeposit-insurance premiums and regulatory developmentsO in Note 4 to HEI's Consolidated Financial Statements.

FREIGHT TRANSPORTATION REGULATION

The PUC has broad authority in its regulation of the intrastate business and operations of YB. See "Other-Freight transportation-Hawaiian Tug & Barge Corp. and Young Brothers, Limited." In particular, the PUC has the authority to review and modify YBOs intrastate rates and charges under the Hawaii Water Carrier Act. In all rate proceedings under such act, YB has the burden of proving the reasonableness of expenditures, contracts, leases or other transactions. An adverse decision or policy adopted by the PUC, or a delay in granting requested rate or other relief, could have a material adverse effect on the financial condition, results of operations or liquidity of YB.

ENVIRONMENTAL REGULATION

HEI and its subsidiaries are subject to federal and state statutes and governmental regulations pertaining to water quality, air quality and other environmental factors.

Water quality controls. As part of the process of generating electricity, water used for condenser cooling of the electric utility subsidiaries' steam electric generating stations is discharged into ocean waters or into underground injection wells. The subsidiaries are required periodically to obtain permits from the DOH in order to be allowed to discharge the water, including obtaining permit renewals for existing facilities and new permits for new facilities. The electric utility subsidiaries must obtain National Pollutant Discharge Elimination System (NPDES) permits from the DOH to allow wastewater and storm water discharges into state waters for their coastal generating stations and Underground Injection Control (UIC) permits for wastewater discharge to underground injection wells for one MECO facility and several HELCO facilities.

The Federal Oil Pollution Act of 1990 (OPA) governs actual or threatened oil releases in navigable U.S. waters (inland waters and up to three miles offshore) and waters of the U.S.O exclusive economic zone (up to 200 miles to sea from the shoreline). Responsible parties under OPA are jointly, severally and strictly liable for oil removal costs incurred by the federal government or the state and damages to natural resources and real or personal property. Responsible parties include vessel owners and operators. OPA imposes fines and jail terms ranging in severity depending on how the release was caused. OPA also requires that responsible parties submit certificates of financial responsibility sufficient to meet the responsible party's maximum limited liability. HTB complies with this requirement through coverage with the Water Quality Insurance Syndicate and YB qualifies as a self-insurer. The Coast Guard issued interim guidelines in September 1992, which included the requirement that a spill response plan be submitted by February 18, 1993, and be finalized by August 18, 1993. The EPA and Hawaii Department of Transportation (DOT) also have similar requirements for submission of spill response plans. The EPA issued its proposed rules and guidelines on this matter in February 1993. With HTB exiting the fuel transportation business at the end of 1993, the Company's freight transportation operations subject the Company to significantly lessened environmental risks. HTB's fuel and lubricating oil and the other cargo carried in its barges may be accidentally discharged into ocean waters causing a pollution hazard, but the quantities carried do not pose a major environmental hazard. HTB and YB employees are trained to respond to oil or other spills that occur. HTB and YB filed spill response plans in 1993, 1995 and 1996. The utilities filed preliminary spill response plans in 1993 for certain facilities. Revised Facility Spill Response Plans (FSRPs) and additional FSRPs were filed in 1994 and 1995.

Due to a leak in the fuel transfer system, approximately 100 gallons of bunker fuel oil was released to a HELCO Shipman facility drainage well system in November 1996. The release was reported to state and county agencies in December 1996. Although the fuel oil was removed from the well system and the well system was steam cleaned, oil continues to seep back into the well system from behind the retaining walls. Removal of this residual oil continues. HELCO and HECO have been working cooperatively with the DOH to assure the well system is adequately cleaned up. An official response, however, has not been received from the DOH.

Due to leaks in two wastewater treatment system tanks, an estimated
2,000 gallons of boiler cleaning wastewater was released to a HELCO Hill facility drainage well in January 1997. After confirming that the wastewater discharged was "characteristically" hazardous, notification was provided to federal, state and county agencies. A post-release drainage well sample collected indicated that well conditions were nonhazardous. The treatment tanks were repaired, the drainage well cleaned and a semiannual well status check was performed by a consultant with satisfactory results. The DOH issued a Notice of Apparent Violation of the UIC permit in February 1997 and will notify HELCO of required compliance action, if any, stemming from this incident.

Air quality controls. The generation stations of the utility subsidiaries operate under air pollution control permits issued by the DOH and, in a limited number of cases, by the EPA. The entire electric utility industry is being affected by the 1990 Amendments to the Clean Air Act. Hawaii utilities may be affected by the air toxics provisions (Title III) when the Maximum Allowable Control Technology (MACT) emission standards are proposed for generation units. Hawaii utilities are affected by the operating permit provisions (Title V). The DOH adopted implementing regulations on November 26,

1993 which required submission of permit applications during 1994 for existing sources. All applications were filed in 1994 as required and supplementary information was filed in 1995 and 1996. Results of further air quality analyses could trigger requirements to mitigate emission impacts. Reports on emissions of air toxics could trigger requirements to conduct risk assessments. Hawaii utilities are also affected by the enforcement provisions (Title VII) which require the EPA to promulgate new regulations which mandate "enhanced monitoring" of emissions from many generation units. In response, the EPA proposed rules on October 1, 1993 which allow for cost effective alternatives to costly continuous emission monitoring systems. The EPA withdrew that proposal in April 1995 for revision and proposed a revised rule, called Compliance Assurance Monitoring (CAM), in August 1996. EPAs schedule calls for adoption of the CAM rule in July 1997.

On November 1, 1989, the DOH issued a Notice and Finding of Violation and Order indicating that Maalaea units X-1 and X-2 had exceeded operating limitations of 12 hours per day at various times in 1988. These incidents resulted from unscheduled unit outages and resulted in no net increase in emissions by MECO. Subsequently, MECO took steps to preclude future violations. An application for a permit modification was submitted to the EPA, revising the operating hour limitation to annual rather than daily. Approval was received from the EPA in July 1992. Settlement discussions as to the Notice of Violation have been scheduled for April 1997 at the invitation of the DOH. The DOH has not yet set a hearing on the Notice of Violation. Units X-1 and X-2 continue to operate in compliance with the revised permit.

Initial source tests for HELCO's CT-2 generating unit in December 1989 indicated particulate emissions above permitted levels. Subsequent retesting confirmed earlier results. Following analysis, HECO (on behalf of HELCO) proposed in November 1990 that the permitted particulate limit be increased. By letter dated April 13, 1992, the EPA concurred that revision is warranted. The DOH issued a Notice of Violation on August 17, 1992 for the noncomplying emissions. HECO and HELCO worked with the DOH, the manufacturer and a consultant to determine an appropriate new emission limit for particulates as well as oxides of nitrogen. A comprehensive emission test program was completed and on April 14, 1994, a final report was submitted to the DOH for its review. On May 5, 1994, a petition was submitted to the DOH to revise nitrogen oxide limits, and an application to revise the particulate limit was submitted to the DOH on August 30, 1994. Follow-up questions from the DOH were received in October 1994 and were responded to in November 1994 and in February 1995. In accordance with discussions with the DOH, CT-2 continues to operate pending issuance of the revised permit.

Following a unit overhaul, emission compliance tests conducted for MECO's Maalaea Unit 14 in October 1995 and documented in November 1995 indicated that particulate emissions were in excess of Prevention of Significant Deterioration/Covered Source Permit (PSD) limits. Corrective actions included fine tuning of the combustion turbine's fuel nozzles in December 1995, and a retest in February 1996 confirmed that the unit returned to compliance with PSD limits. All test reports were submitted to the Department of Health of the State of Hawaii (DOH). By letter dated July 15, 1996, the DOH indicated that a Notice of Violation will be issued for the past violations. By letter dated January 31, 1997, the DOH invited MECO to meet to discuss settlement of this and other open matters and a meeting has been scheduled in April 1997.

Hazardous waste and toxic substances controls. The operations of the electric utility and freight transportation subsidiaries are subject to regulations promulgated by the EPA to implement the provisions of the Resource Conservation and Recovery Act (RCRA), the Superfund Amendments and Reauthorization Act (SARA) and the Toxic Substances Control Act (TSCA). The DOH has been working towards obtaining primacy to operate state-authorized RCRA (hazardous waste) programs. The DOH finalized RCRA administrative rules in mid-June 1994, with the rules becoming effective on June 18, 1994. The DOH's state contingency plan and the State of Hawaii Environmental Response Law (ERL) rules were adopted in August 1995.

Whether on a federal or state level, RCRA provisions identify certain wastes as hazardous and set forth measures that must be taken in the transportation, storage, treatment and disposal of these wastes. Some of the wastes generated at steam electric generating stations possess characteristics which make them subject to these EPA regulations. Since October 1986, all HECO generating stations have operated RCRA-exempt wastewater treatment units to treat potentially regulated wastes from occasional boiler waterside and fireside cleaning operations. Steam generating stations at MECO and HELCO also operate similar RCRA-exempt wastewater management systems. In March 1990, the EPA changed RCRA testing requirements used to characterize a waste as hazardous which potentially affected the hazardous waste generating status of all facilities. A new and more stringent Toxicity Characteristic Leaching Procedure replaced the former Extraction Procedure toxicity test and included additional testing requirements for 25 organic compounds. HECO's continuing program to recharacterize all HECO, MECO and HELCO wastestreams using the Toxicity Characteristic Leaching Procedure has demonstrated the adequacy of the existing treatment systems and identified other potential compliance requirements. Waste recharacterization studies indicate that treatment facility wastestreams are nonhazardous and no change in RCRA generator status is required.

RCRA underground storage tank (UST) regulations require all facilities with USTs used to store petroleum products to comply with costly leak detection, spill prevention and new tank standard retrofit requirements within a specified compliance period based on tank age. On August 5, 1996, EPA conducted an UST Field Citation inspection at the Ward Avenue complex. During the inspection HECO was cited for a minor infraction, which was immediately corrected. HECO expects to receive a Notice of Violation and a nominal fine.

The Emergency Planning and Community Right-to-Know Act (EPCRA) under SARA Title III requires HECO, MECO and HELCO to report hazardous chemicals present in their facilities in order to provide the public with information on these chemicals so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. All HECO, MECO and HELCO facilities are in compliance with applicable annual reporting requirements to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments. In September 1995, the EPA published a notice of proposed rule making to expand the types of industries required to file annual Toxic Release Inventory reports (i.e., to report facility releases of toxic chemicals). The proposed rule includes the steam electric category, which is currently exempt from Toxic Release Inventory reporting requirements. A final rule is pending.

The TSCA regulations specify procedures for the handling and disposal of polychlorinated biphenyls (PCB), a compound found in transformer and capacitor dielectric fluids. HECO and its subsidiaries have instituted procedures to monitor compliance with these regulations. In addition, HECO has implemented a program to identify and replace PCB transformers and capacitors in the HECO system. All HECO, MECO and HELCO facilities are currently believed to be in compliance with PCB regulations. In December 1994, the EPA published in the Federal Register a Proposed Rule to amend PCB disposal regulations. The proposed rule calls for changes in determining PCB concentrations, and in marking, storage and disposal requirements. A final rule is pending.

By letter dated August 21, 1992, the EPA provided MECO with a notice of potential liability and request for information relating to a federal Superfund closure investigation at the North American Environmental, Inc. (NAE) storage facility in Clearfield, Utah. MECO was identified by the EPA as a potentially responsible party for three PCB capacitors originally contracted for disposal by Westinghouse. Although Westinghouse has already disposed of the capacitors, MECO was obligated to comply with the information requests attached to the EPA notice. A preliminary response to the EPA's information request was submitted to the EPA on October 5, 1992. MECO has since received confirmation from Westinghouse that the three capacitors were removed from the NAE facility and incinerated at Aptus (an EPA-approved facility in Kansas) on September 16, 1992. By letter dated December 2, 1992, the EPA notified MECO that a draft Administrative Order on Consent (AOC) for the cleanup of the NAE facility had been sent to potentially responsible parties that have waste remaining at the NAE site and to parties that have expressed a desire to participate in the cleanup. MECO did not receive a draft AOC because the three PCB capacitors were removed from the NAE facility and incinerated. By letter dated February 8, 1993, Westinghouse confirmed that it would indemnify MECO pursuant to its contract for this matter. In early 1995, the EPA issued an AOC to the Freeport Center and the Defense Logistics Agency. Both parties are responding to the AOC and are initiating corrective actions. Recovery of cleanup costs may fall back on other potentially responsible parties once cleanup is completed and costs have been determined.

The ERL, as amended, governs releases of hazardous substances, including oil, in areas within the state"s jurisdiction. Responsible parties under the ERL are jointly, severally and strictly liable for a release of a hazardous substance into the environment. Responsible parties include owners or operators of a facility where a hazardous substance comes to be located and any person who at the time of disposal of the hazardous substance owned or operated any facility at which such hazardous substance was disposed. The DOH issued final rules (or State Contingency Plan) implementing the ERL on August 17,

1995. Potential exposure to liability under the ERL/State Contingency Plan is associated with the release of regulated substances, including oil, to the environment.

For information regarding the investigation of the Honolulu Harbor area, see
Note 22 to HEI's Consolidated Financial Statements.

By letter dated December 15, 1994, the DOH advised MECO that the DOH was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at Kaunakakai, Molokai, Hawaii. The DOH letter requested information regarding past hazardous substances and oil spills that may have occurred in the area of a former Molokai Electric Company, Limited's (MOECO) power plant site which had been located at Kaunakakai. Operations at this MOECO power plant were terminated in 1985, prior to MECO acquiring MOECO in 1989. In February 1995, HECO filed its initial response to the DOH's request for information, and filed additional information in March 1995. The DOH was contacted in December 1995 for an update of its investigation. According to the DOH, investigations in the near future will primarily focus on past pipeline releases that occurred near the Kaunakakai Harbor and will not involve the old power plant area. However, investigations around the old power plant may be renewed should future soil sampling indicate a problem.

Both HTB and YB generate small quantities of hazardous wastes as a result of operations and equipment maintenance activities and have contracted with a firm to dispose of these wastes in compliance with the EPA regulations and the RCRA provisions. YB, as a public carrier, also moves hazardous wastes and explosives for customers. Employees are trained in the applicable handling methods to assist in the safe movement of these cargoes. Both HTB and YB are subject to the jurisdiction of the Coast Guard which monitors ocean activities to ensure compliance with federal regulations.

ASB may be subject to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and regulations promulgated thereunder. CERCLA imposes liability for environmental cleanup costs on certain categories of responsible parties, including the current owner and operator of a facility and prior owners or operators who owned or operated the facility at the time the hazardous substances were released or disposed. CERCLA exempts persons whose ownership in a facility is held primarily to protect a security interest, provided that they do not participate in the management of the facility. Although there may be some risk of liability for ASB for environmental cleanup costs, the Company believes the risk is not as great for ASB, which specializes in residential lending, as it may be for other depository institutions which have a larger portfolio of commercial loans.

SECURITIES RATINGS

As of March 18, 1997, the Standard & Poor's (S&P), Moody's Investors Service (Moody's) and Duff & Phelps Credit Rating Co.'s (Duff & Phelps) ratings of HEI's and HECO's securities were as follows:

                                           S&P (2)   Moody's   Duff & Phelps
----------------------------------------------------------------------------

HEI
---
Medium-term notes.......................   BBB       Baa2      BBB+
Commercial paper........................   A-2       P-2       Duff 2
Company-obligated trust preferred
 securities (1)..........................  BBB-      baa3      BBB

HECO
----
First mortgage bonds....................   BBB+      A3        A
Revenue bonds and medium-term notes.....   BBB+      Baa1      A-
Cumulative preferred stock..............   BBB       baa1      BBB+
Commercial paper........................   A-2       P-2       Duff 1-

(1)  Issued subsequent to December 31, 1996.

(2) In addition, S&P has assigned a positive outlook to both HEI's and HECO's securities.

These ratings reflect only the view of the applicable rating agency at the time the ratings are issued, from whom an explanation of the significance of such ratings may be obtained. Each rating should be evaluated independently of any other rating. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency's judgment, circumstances so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the market price or marketability of HEI's and/or HECO's securities, which could increase the cost of capital of HEI and HECO. Neither HEI nor HECO management can predict future rating agency actions or their effects on the future cost of capital of HEI or HECO.

RESEARCH AND DEVELOPMENT
------------------------

HECO and its subsidiaries expensed approximately $2.1 million, $2.4 million and $2.3 million in 1996, 1995 and 1994, respectively, for research and development. Contributions to the Electric Power Research Institute accounted for most of the expenses. There were also expenses in the areas of energy conservation, environmental control and emissions control, and expenses for studies relative to technologies with the potential of being specifically applicable to HECO, its subsidiaries and their customers.

EMPLOYEE RELATIONS
------------------

At December 31, 1996, the Company had 3,327 full-time and part-time employees, compared with 3,376 at December 31, 1995.

HECO

At December 31, 1996, HECO and its subsidiaries had 2,152 employees, compared with 2,208 employees at December 31, 1995.

The current collective bargaining agreement between the International Brotherhood of Electrical Workers (IBEW), Local 1260, and HECO, MECO and HELCO, covering approximately 63% of the total employees of these companies, was extended in November 1995 for a two-year period from November 1, 1996 through October 31, 1998. The extension provides for noncompounded wage increases of 3% on November 1 of each year during the term of the agreement.

The current benefits agreement between IBEW Local 1260 and HECO, MECO and HELCO was also extended for a two-year period and will be in effect until October 31, 1998.

HTB

HTB and YB have a collective bargaining agreement with the Inlandboatmen's Union of the Pacific (IBU) effective from July 26, 1995 through July 25, 1998. A 2.5% across-the-board wage increase was effective for the first year, with 3% in the second and third years. Journeyman craftsmen were not included in this new contract but were covered in YB's contract with the International Longshoremen's and Warehousemen's Union (ILWU), Hawaii Division, Local 142. The agreement covers all unionized employees of HTB and YB employed on ocean, inter-island and harbor tug operations and dispatchers. It excludes office clerical employees, professional and management employees, guards and watchmen.

YB has a collective bargaining agreement covering the period of July 1, 1993 through June 30, 1996 with the ILWU, Hawaii Division, Local 142. This agreement is being extended while negotiations, currently in progress, proceed towards renewal of the agreement. The agreement covers all regularly scheduled employees inclusive of freight clerks, stevedores, all maintenance personnel, documentation clerks and customer service representatives employed by YB in the state. The agreement excludes professional employees, supervisory employees, guards and other clerical personnel.

OTHER

The employees of HEI and its direct and indirect subsidiaries are not covered by any collective bargaining agreement, except as identified above.

ITEM 2.    PROPERTIES

HEI leases office space from a nonaffiliated lessor in downtown Honolulu, and
---
this lease expires on March 31, 2001. HEI also leases office space from HECO in downtown Honolulu. The properties of HEI's subsidiaries are as follows:

ELECTRIC UTILITY
----------------

See pages 4 and 5 for the "Generation statistics" of HECO and its subsidiaries, including generating and firm purchased capability, reserve margin and annual load factor.

HECO owns and operates three generating plants on the island of Oahu at
----
Honolulu, Waiau and Kahe, with an aggregate generating capability of 1,263 MW at December 31, 1996. The three plants are situated on HECO-owned land having a combined area of 535 acres. In addition, HECO owns a total of 124 acres of land on which are located substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility.

Electric lines are located over or under public and nonpublic properties. Most of HECO's leases, easements and licenses have been recorded.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, fully owned or jointly owned poles and steel or aluminum high voltage transmission towers. The transmission system operates at 46,000 and 138,000 volts. The total capacity of HECO's transmission and distribution substations was 5,736,000 kilovoltamperes at December 31, 1996.

HECO owns a building and approximately 11.5 acres of land located in Honolulu which houses its operating, engineering and information services departments and a warehousing center. It also leases an office building and certain office spaces in Honolulu. The lease for the office building expires in November 2002, with an option to further extend the lease to November 2012. The leases for certain office spaces expire on various dates through November 30, 2004 with options to extend to various dates through November 30, 2014.

HECO owns 19.2 acres of land at Barbers Point used to situate fuel oil storage facilities with a combined capacity of 970,700 barrels. HECO also owns fuel oil tanks at each plant site with a total maximum usable capacity of 844,600 barrels.

The properties of HECO are subject to a first mortgage securing HECO's outstanding first mortgage bonds, which amounted to $23 million as of December 31, 1996.

A brief description of the properties of HECO's two electric utility subsidiaries follows:

MECO owns and operates two generating plants on the island of Maui, at Kahului
----
and Maalaea, with an aggregate capability of 215.4 MW as of December 31, 1996. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 172,000 barrels.

MECO's administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

MECO also owns and operates smaller distribution and generation systems on the islands of Lanai and Molokai.

The properties of MECO are subject to a first mortgage securing MECO's outstanding first mortgage bonds, which amounted to $7 million as of December 31, 1996.

HELCO owns and operates five generating plants on the island of Hawaii. These
-----
plants at Hilo (2), Waimea, Kona and Puna have an aggregate generating capability of 157.4 MW as of December 31, 1996 (excluding two small run-of-river hydro units and one small windfarm discussed below). The plants are situated on HELCO-owned land having a combined area of approximately 43 acres. HELCO also owns 6.0 acres of land in Kona, which is used for a baseyard, and it leases
4.0 acres of land for its baseyard in Hilo. The lease expires in 2030. The deeds to the sites located in Hilo contain certain restrictions which do not materially interfere with the use of the sites for public utility purposes.

In 1993, the stock of LVI was transferred to HEI and in December 1996, LVI was merged into HELCO. As of December 31, 1996, the windfarm on the island of Hawaii, that had been owned by LVI and was transferred to HELCO in the merger, consisted of wind turbines with a total operating capacity of 1.6 MW. HELCO leases 78 acres of land for the windfarm.

The properties of HELCO are subject to a first mortgage securing HELCO's outstanding first mortgage bonds, which amounted to $5 million as of December 31, 1996.

SAVINGS BANK
------------

ASB owns its executive office building located in downtown Honolulu and land and an office building in the Mililani Technology Park on Oahu.

The following table sets forth certain information with respect to branches owned and leased by ASB and its subsidiaries at December 31, 1996.

               Number of branches
           ------------------------
             Owned   Leased   Total
-----------------------------------
Oahu......       5       25      30
Maui......       3        3       6
Kauai.....       3        2       5
Hawaii....       2        4       6
Molokai...      --        1       1
           ------------------------
                13       35      48
           ========================

The net book value of branches and office facilities is approximately $39 million. Of this amount, $32 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the net book value of ASB's leasehold improvements. In early 1997, ASB closed one branch on leased property on Oahu.

OTHER
-----

FREIGHT TRANSPORTATION
----------------------

HTB owned eight tugs ranging from 1,430 to 3,400 HP, two tenders (auxiliary boats) of 500 HP and two flatdecked barges as of December 31, 1996.

HTB owns no real property, but rents on a month-to-month basis its pier property used in its operations from the State of Hawaii under a revocable permit.

YB, HTB's subsidiary, owned four tugs, two doubledecked and seven flatdecked barges and most of its shoreside equipment, including 20-foot containers, chassis, 20-foot and 40-foot refrigerated containers, container vans, hi-lifts, flatracks, automobile racks and other related equipment as of December 31, 1996.

YB owns no real property, but rents on a month-to-month basis or leases various pier properties and warehouse facilities from the State of Hawaii under a revocable permit, or under a five-year lease. All lease terms began on January 1, 1992. It is expected that leases will be renewed as necessary.

REAL ESTATE DEVELOPMENT
-----------------------

MPC. See Item 1, "Business-Other-Real estate-Malama Pacific Corp." MDC, MPC's subsidiary, owns land adjacent to HECO's Ward Avenue facility on Oahu. In 1996, the sale of 0.23 acres of the property was completed. The remaining 1.04 acres is leased to HECO and other commercial tenants.

OTHER
-----

HEIIC.  See Item 1, "Business-Other-HEI Investment Corp."

As of March 18, 1997, HEIPC leases office space in downtown Honolulu. HEIPC also operates generating units at a facility in Tanguisson, Guam. See Item 1, "Business-Other-HEI Power Corp."

ITEM 3.   LEGAL PROCEEDINGS

Except as provided for below and in "Item 1. Business," there are no known material pending legal proceedings, other than ordinary routine litigation incidental to their respective businesses, to which HEI or any of its subsidiaries is a party or of which any of their property is the subject.

DISCONTINUED OPERATIONS
-----------------------

See Note 20 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 59 of HEI's 1996 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

In December 1994, five insurance agencies, which had served as insurance agents for the HIG Group, filed a complaint against HEI, HEIDI and others. The complaint set forth several causes of action, including breach of contract and piercing the corporate veil. The plaintiffs ask for relief from the defendants, including compensatory damages for lost commissions, lost business and lost profits in an amount to be proven at trial and punitive damages. In August 1995, the court granted defendants' motion for summary judgment dismissing all claims against HEI, HEIDI and the other defendants. Judgment was filed in November 1996
 and an appeal was filed by the plaintiffs in January 1997. In the opinion of management, losses, if any, resulting from the ultimate outcome of the lawsuit will not have a material adverse effect on the Company's or HECO's financial condition, results of operations or liquidity.

HECO POWER OUTAGE
-----------------

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. Litigation arising from the outage has been dismissed pursuant to an immaterial cash settlement. Administrative claims arising from the outage are being disposed of on a case by case basis and are not expected to have a material adverse effect on the Company's or HECO's financial condition, results of operations or liquidity.

HELCO POWER SITUATION
---------------------

See "HELCO power situation" in Note 11 to HECO's Consolidated Financial Statements, incorporated herein by reference to pages 27 to 29 of HECO's 1996 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI AND HECO:

During the fourth quarter of 1996, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF HEI

The following persons are, or may be deemed, executive officers of HEI. Their ages are given as of February 12, 1997 and their years of company service are given as of December 31, 1996. Officers are appointed to serve until the meeting of the HEI Board of Directors following the next Annual Meeting of Stockholders (which will occur on April 22, 1997) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.

                                          Business experience
HEI Executive Officers                    for past five years
-------------------------------------------------------------
Robert F. Clarke, age 54
 President and Chief Executive Officer.   1/91 to date
 Director..............................   4/89 to date
 (Company service: 9 years)

T. Michael May, age 50
 Senior Vice President.................   9/95 to date
 Director..............................   9/95 to date
 (Company service: 4 years)
  Mr. May is also President of HECO and
  served as HECO Senior Vice President
  from 2/92 to 8/95. Prior to joining
  HECO, he was a principal partner in
  Management Assets Group (a general
  management consulting practice) from
  9/89 to 1/92.

Robert F. Mougeot, age 54
 Financial Vice President and Chief       4/89 to date
  Financial Officer....................
 (Company service: 8 years)

Peter C. Lewis, age 62
 Vice President - Administration.......   10/89 to date
 (Company service: 28 years)

Charles F. Wall, age 57
 Vice President and Corporate             7/90 to date
  Information Officer..................
 (Company service: 6 years)


                                          Business experience
HEI Executive Officers                    for past five years
-------------------------------------------------------------
(continued)
Andrew I. T. Chang, age 57
 Vice President - Government Relations.   4/91 to date
 (Company service: 12 years)

Constance H. Lau, age 44
 Treasurer.............................    4/89 to date
 (Company service: 12 years)

Curtis Y. Harada, age 41
 Controller............................    1/91 to date
 (Company service: 7 years)

Betty Ann M. Splinter, age 51
 Secretary.............................   10/89 to date
 (Company service: 22 years)

Wayne K. Minami, age 54
 President and Chief Executive
  Officer, American Savings Bank,
  F.S.B................................    1/87 to date
 (Company service: 10 years)

HEI's executive officers, with the exception of Charles F. Wall and Andrew I. T. Chang, are officers and/or directors of one or more of HEI's subsidiaries. Mr. Minami is deemed an executive officer of HEI under the definition of Rule 3b-7 of the SEC's General Rules and Regulations under the Securities Exchange Act of 1934.

There are no family relationships between any executive officer of HEI and any other executive officer or director of HEI, or any arrangement or understanding between any executive officer and any person pursuant to which the officer was selected.

                                    PART II
                                    -------


ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HEI:

The information required by this item is incorporated herein by reference to pages 58 and 61 (Note 18, "Regulatory restrictions on net assets" and Note 23, "Quarterly information (unaudited)" to HEI"s Consolidated Financial Statements) and page 25 of HEI"s 1996 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13. Certain restrictions on dividends and other distributions of HEI are described in this report under "Item 1. Business-Regulation and other matters-Restrictions on dividends and other distributions." The total number of holders of record of HEI common stock as of March 14, 1997, was 21,528.

HECO:

The information required with respect to "Market information" and "holders" is not applicable. Since the corporate restructuring on July 1, 1983, all the common stock of HECO has been held solely by its parent, HEI, and is not publicly traded.

The dividends declared and paid on HECO's common stock for the four quarters of 1996 and 1995 were as follows:

 Quarter ended        1996          1995
--------------------------------------------


March 31........   $11,054,000   $ 8,927,000
June 30.........    13,154,000     7,900,000
September 30....    14,916,000     8,770,000
December 31.....    17,879,000    12,410,000

The discussion of regulatory restrictions on net assets is incorporated herein by reference to page 30 (Note 12 to HECO's Consolidated Financial Statements, "Regulatory restrictions on distributions to parent") of HECO's 1996 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 6.    SELECTED FINANCIAL DATA

HEI:

The information required by this item is incorporated herein by reference to page 25 of HEI's 1996 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to Page 2 of HECO's 1996 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HEI:

The information required by this item is set forth in HEI's MD&A, incorporated herein by reference to pages 27 to 36 of HEI's 1996 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

HECO:

The information required by this item is set forth in HECO's MD&A, incorporated herein by reference to pages 3 to 11 of HECO's 1996 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to the section entitled "Segment financial information" on page 26 and to pages 38 to 61 of HEI's 1996 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to pages 12 to 33 of HECO's 1996 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI AND HECO:

None

                                   PART III
                                   --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

HEI:

Information for this item concerning the executive officers of HEI is set forth on pages 38 and 39 of this report. The list of current directors of HEI is incorporated herein by reference to page 62 of HEI's 1996 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13. Information on the current directors' business experience and directorships is incorporated herein by reference to pages 3 to 5 of the registrant's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

There are no family relationships between any director of HEI and any other executive officer or director of HEI, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

The information required under this item by Item 405 of Regulation S-K is incorporated by reference to page 10 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

HECO:

The following persons are, or may be deemed, executive officers of HECO. Their ages are given as of February 12, 1997 and their years of company service are given as of December 31, 1996. Officers are appointed to serve until the meeting of the HECO Board of Directors following the next HECO Annual Meeting (which will occur on April 22, 1997) and/or until their respective successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with HECO affiliates.

                                                             Business experience
HECO Executive Officers                                      for past five years
--------------------------------------------------------------------------------
Robert F. Clarke, age 54
 Chairman of the Board.....................................  1/91 to date
 (Company service: 9 years)

T. Michael May, age 50
 President and Chief Executive Officer.....................  9/95 to date
 Senior Vice President.....................................  2/92 to 8/95
 Director..................................................  9/95 to date
 (Company service: 4 years)
 Mr. May, prior to joining HECO, was a principal partner
  in Management Assets Group (a general management
  consulting practice) from 9/89 to 1/92.

Jackie Mahi Erickson, age 56
 Vice President - General Counsel & Government Relations...  9/95 to date
 Vice President - Corporate Counsel........................  2/91 to 8/95
 (Company service: 16 years)

Charles M. Freedman, age 50
 Vice President - Corporate Excellence.....................  7/95 to date
 Vice President - Corporate Relations......................  5/92 to 6/95
 (Company service: 6 years)
 Mr. Freedman, prior to rejoining HECO in 5/92, served as
  Director of Communications in the Office of the Governor
  of Hawaii, from 1986 to 4/92.

Edward Y. Hirata, age 63
 Vice President - Regulatory Affairs.......................  7/95 to date
 Vice President - Planning.................................  12/91 to 6/95
 Vice President, MECO and HELCO............................  12/91 to date
 (Company service: 10 years)

                                                             Business experience
HECO Executive Officers                                      for past five years
--------------------------------------------------------------------------------
(continued)

Thomas J. Jezierny, age 52
 Vice President - Energy Delivery..........................  9/96 to date
 President, MECO...........................................  4/90 to 8/96
 (Company service: 26 years)

Thomas L. Joaquin, age 53
 Vice President - Power Supply.............................  7/95 to date
 Vice President - Operations...............................  5/94 to 6/95
 General Manager, Production...............................  11/93 to 4/94
 Manager, Production.......................................  10/92 to 10/93
 Manager, Production (MECO)................................  7/87 to 9/92
 (Company service: 23 years)

Richard L. O'Connell, age 67
 Vice President - Customer Operations......................  7/95 to date
 Vice President - Customer Relations.......................  2/91 to 6/95
 (Company service: 16 years)

Paul A. Oyer, age 56
 Financial Vice President and Treasurer....................  4/89 to date
 Director..................................................  4/85 to date
 Financial Vice President and Treasurer, MECO and HELCO....  3/85 to date
 (Company service: 30 years)

Ernest T. Shiraki, age 49
 Controller................................................  5/89 to date
 (Company service: 27 years)

Molly M. Egged, age 46
 Secretary.................................................  10/89 to date
 Secretary, MECO and HELCO.................................  10/89 to date
 Executive Secretary.......................................  12/80 to 12/92
 (Company service: 16 years)

HECO's executive officers Robert F. Clarke, T. Michael May, Edward Y. Hirata, Paul A. Oyer and Molly M. Egged are officers of one or more of the affiliated HEI companies.

There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

The list of current directors of HECO is incorporated herein by reference to page 36 of HECO's 1996 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13. Information on the business experience and directorships of directors of HECO who are also directors of HEI is incorporated herein by reference to pages 3 through 5 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

Paul C. Yuen, age 68, as of February 12, 1997 is the only outside director of HECO who is not a director of HEI. Dr. Yuen, who was elected a director of HECO in April 1993, is Dean of the College of Engineering at the University of Hawaii-Manoa. In the past five years, he has held various administrative positions at the University of Hawaii-Manoa. He also serves on the board of Cyanotech Corporation. Information on Mr. Oyer's business experience and directorship is indicated above. Mildred D. Kosaki, a director of HECO since 1973, retired from the Board on December 31, 1996.

ITEM 11.   EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated by reference to pages 7 and 8, 11 to 17 and 22 to 24 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

HECO:

The following tables set forth the information required for the chief executive officers of HECO and the four other most highly compensated HECO executive officers serving at the end of 1996. All executive compensation amounts presented for T. Michael May are the same amounts presented in HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

SUMMARY COMPENSATION TABLE
--------------------------

The following summary compensation table shows the annual and long-term compensation of the chief executive officer of HECO and the four other most highly compensated executive officers of HECO who served at the end of 1996.


                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                Annual Compensation                    Compensation
                                       ------------------------------------    --------------------------
                                                                                 Awards         Payouts
                                                                     Other     ----------      ----------      All
                                                                    Annual     Securities                     Other
                                                                    Compen-    Underlying        LTIP         Compen-
     Name and Principal                 Salary(2)    Bonus(3)     sation(4)    Options(5)      Payouts(6)     sation(7)
       Position(1)              Year      ($)          ($)           ($)          (#)             ($)            ($)
------------------------------------------------------------------------------------------------------------------------------------

T. Michael May...............   1996   $282,000      $98,747      $107,412      12,000             --         $13,945
President                       1995    226,000       41,987             0       4,000             na           8,177
                                1994    199,667       32,995             0           0             na           8,151

Paul A. Oyer.................   1996    196,000       19,706        14,533           0             na           8,748
Financial Vice President        1995    188,000       17,959        13,167       3,000             na           7,907
   and Treasurer                1994    188,067       22,283        11,928           0             na           7,106

Thomas L. Joaquin............   1996    154,000       19,706             0           0             na           5,546
Vice President-                 1995    137,000       17,959             0       3,000             na           4,404
  Power Supply                  1994    112,700       22,283             0           0             na           4,219

Thomas J. Jezierny...........   1996    151,000       21,524             0       3,000             --           4,785
Vice President-                 1995    135,000       14,642             0       3,000         29,204           4,320
   Energy Delivery              1994    130,000            0             0       3,000              0           5,338

Edward Y. Hirata.............   1996    144,000       18,054           135           0             na          10,381
Vice President-                 1995    140,000       16,519           270       3,000             na          10,002
   Regulatory Affairs           1994    134,467       20,451           405           0             na           9,169

(1) George T. Iwahiro retired as Vice President-Energy Delivery effective July 1, 1996. Mr. Jezierny succeeded Mr. Iwahiro effective September 1, 1996. Mr. Jezierny was the President of MECO prior to September 1, 1996.
(2) Includes a one-time lump sum transitional payment in 1994, representing two years of "normalized" employee directors' fees following a decision by the Compensation Committee of the HEI Board of Directors (the Committee) to discontinue all employee directors' fees, effective May 1, 1994 (lump sum payments of $9,800 for Mr. Oyer and $5,600 for Mr. Jezierny). Also includes directors' fees for the period January 1 through April 30, 1994 of $1,400 for Mr. Oyer and $700 for Mr. Jezierny.
(3) The named executive officers are eligible for an incentive award under the Company's annual Executive Incentive Compensation Plan (EICP). EICP bonus payouts are reflected as compensation for the year earned.
(4) Covers perquisites of $107,412 for Mr. May for 1996 which he recognized as imputed income under the Internal Revenue Code, including $95,691 under the category club membership (representing once in a lifetime reimbursement of initiation fees of $50,000 grossed up for taxes, plus reimbursement of monthly dues not grossed up for taxes). Amounts for Mr. Oyer and Mr. Hirata represent above-market earnings on deferred annual payouts.
(5) Except for Mr. May's 1996 options granted and for Mr. Jezierny's 1994, 1995 and 1996 options granted, options granted did not include dividend equivalents.
(6) Long-term Incentive Plan (LTIP) payouts are determined in April each year for the three-year cycle ending on December 31 of the previous calendar year. If there is a payout, the amount is reflected as LTIP compensation in the table for the previous year for Mr. May and Mr. Jezierny. In April 1995, no LTIP payout was made for the 1992-1994 performance cycle for Mr. Jezierny. In April 1996, an LTIP payout was made for the 1993-1995 performance cycle and is reflected as LTIP compensation in the table for 1995. The determination of whether there will be a payout under the 1994-1996 LTIP will not be made until later this year.
(7) Represents amounts accrued by the Company for certain death benefits provided to the named executive officers. Additional information is incorporated by reference to "Other Compensation Plans" on page 20 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

The following table presents information on the nonqualified stock options which were granted in 1996 to the executives named in the HECO Summary Compensation Table. The practice of granting stock options, which may include dividend equivalent shares, has been followed each year since 1987.

                                   OPTION GRANTS IN LAST FISCAL YEAR
                               Number of         Percent of
                                Securities      Total Options
                               Underlying        Granted to      Exercise                    Grant Date
                                Options         Employees in       Price       Expiration      Present
                              Granted (1)(#)     Fiscal Year     ($/share)        Date       Value (2)($)
---------------------------------------------------------------------------------------------------------
T. Michael May................       12,000           15%         $35.83     April 15, 2006       $92,760
Paul A. Oyer..................           na           na              na                 na            na
Thomas L. Joaquin.............           na           na              na                 na            na
Thomas J. Jezierny............        3,000            4           35.83     April 15, 2006        23,190
Edward Y. Hirata..............           na           na              na                 na            na

(1) For the 15,000 option shares granted with an exercise price of $35.83 per share, additional dividend equivalent shares are granted at no additional cost throughout the four-year vesting period (vesting in equal installments) which begins on the date of grant. Dividend equivalents are computed, as of each dividend record date, both with respect to the number of shares under the option and with respect to the number of dividend equivalent shares previously credited to the participant and not issued during the period prior to the dividend record date. Accelerated vesting is provided in the event a Change-in-Control occurs. No stock appreciation rights have been granted under the Company's current benefit plans.

(2) Based on a Binomial Option Pricing Model which is a variation of the Black-Scholes Option Pricing Model. For the stock options granted on April 15, 1996, with a 10-year option period, an exercise price of $35.83, and with additional dividend equivalent shares granted for the first four years of the option, the Binomial Value adjusted for forfeiture risk is $7.73 per share. The following assumptions were used in the model: Stock Price: $35.83; Exercise Price: $35.83; Term: 10 years; Volatility: 0.102; Interest Rate: 6.93%; and Dividend Rate: 6.76%. The following were the valuation results: Binomial Option Value: $2.88; Dividend Credit
       Value: $4.85; and Total Value $7.73.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------

The following table shows the stock options, including dividend equivalents, exercised by the named executive officers in 1996. Also shown is the number of unexercised options and the value of unexercised in the money options, including dividend equivalents, at the end of 1996. Under the Stock Option and Incentive Plan, dividend equivalents have been granted to Mr. May as part of the 1996 stock option grant, to Mr. Oyer as part of the 1988 stock option grant and to Mr. Jezierny as part of the stock option grant for the 1990 through 1996 grants.

Dividend equivalents permit a participant who exercises a stock option to obtain at no additional cost, in addition to the option shares, the amount of dividends declared on the number of shares of common stock with respect to which the option is exercised during the period between the grant and the exercise of the option. Dividend equivalents are computed, as of each dividend record date throughout the four-year vesting period (vesting in equal installments), which begins on the date of grant, both with respect to the number of shares underlying the option and with respect to the number of dividend equivalent shares previously credited to the executive officer and not issued during the period prior to the dividend record date.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                                                 Value of
                                                                                       Number of                Unexercised
                                                                                      Unexercised              In the Money
                                                                                        Options                   Options
                                                                                       (Including               (Including
                                                                                        Dividend                 Dividend
                                       Dividend                                        Equivalents)            Equivalents)
                          Shares      Equivalents      Value          Value            at Fiscal                at Fiscal
                         Acquired      Acquired      Realized       Realized On         Year-end                Year-end (1)
                            On            On            On           Dividend       -----------------       ------------------
                         Exercise       Exercise     Options       Equivalents        Exercisable/            Exercisable/
                            (#)           (#)           ($)            ($)          Unexercisable (#)        Unexercisable ($)
------------------------------------------------------------------------------------------------------------------------------------

T. Michael May..........   --             --         $ --          $  --              4,000 / 16,629        $  3,295 / 36,148
Paul A. Oyer............   458            134          716          4,615             8,586 /  3,000          40,356 /  7,414
Thomas L. Joaquin.......   --             --           --             --                750 /  2,250           2,471 /  7,414
Thomas J. Jezierny......   --             --           --             --             16,538 /  8,458         145,570 / 47,138
Edward Y. Hirata........   --             --           --             --              3,000 /  3,000           2,471 /  7,414

(1) All options were in the money (where the option price is less than the closing price on December 31, 1996) except the 1993 stock option grant (with dividend equivalents for Mr. Jezierny) at $38.27 per share. Value based on closing price of $36.125 per share on the New York Stock Exchange on December 31, 1996.

LONG-TERM INCENTIVE PLAN AWARDS TABLE
-------------------------------------

A Long-Term Incentive Plan award was made to Mr. May who is one of the named executive officers in the HECO Summary Compensation Table. Additional information required under this item is incorporated by reference to page 14 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

PENSION PLAN
------------

The Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (the Retirement Plan) provides a monthly retirement pension for life. Additional information required under this item is incorporated by reference to "Pension Plans" on pages 15 and 16 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997. As of December 31, 1996, the named executive officers in the HECO Summary Compensation Table had the following number of years of credited service under the Retirement Plan: Mr. May, 4 years; Mr. Oyer, 30 years: Mr. Joaquin, 23 years; Mr. Jezierny, 26 years; and Mr. Hirata, 10 years.

CHANGE-IN-CONTROL AGREEMENTS
----------------------------

Mr. May is the only named executive officer in the HECO Summary Compensation Table with whom HEI has a currently applicable Change-in-Control Agreement. Additional information required under this item is incorporated by reference to "Change-in-Control Agreements" on pages 16 and 17 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

HEI COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
---------------------------------------------------------------

Decisions on executive compensation for the named HECO executive officers are made by the Committee which is composed of five independent nonemployee directors. All decisions by the Committee concerning HECO officers are reviewed and approved by the full HEI Board of Directors as well as the HECO Board of Directors. Information required under this item is incorporated by reference to pages 22 and 23 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

HECO BOARD OF DIRECTORS
-----------------------

Committees of the HECO Board
----------------------------

During 1996, the Board of Directors of HECO had only one standing committee, the Audit Committee, which was comprised of four nonemployee directors: Edwin L. Carter, Chairman, and Mildred D. Kosaki, Diane J. Plotts and Paul C. Yuen. In 1996, the Audit Committee held five meetings to review with management, the internal auditor and HECO's independent auditors the activities of the internal auditor, the results of the annual audit by the independent auditor and the financial statements which are included in HECO's 1996 Annual Report to Stockholder. The Audit Committee holds such meetings as it deems advisable to review the financial operations of HECO.

Remuneration of HECO Directors and attendance at meetings
---------------------------------------------------------

In 1996, Mildred D. Kosaki and Paul C. Yuen were the only nonemployee directors of HECO who were not also directors of HEI. They were paid a retainer of $15,000, 60% of which was distributed in the common stock of HEI pursuant to the HEI Nonemployee Director Stock Plan and 40% of which was distributed in cash. The number of shares of stock distributed was based on a price of $34.625 per share, which is equal to the average high and low sales prices of HEI common stock on April 26, 1996, with a cash payment made in lieu of any fractional share. The nonemployee directors of HECO who were also nonemployee directors of HEI did not receive a separate retainer from HECO. In addition, a fee of $700 was paid in cash to each nonemployee director (including nonemployee directors of HECO who are also nonemployee directors of HEI) for each Board and Committee meeting attended by the director. The Chairman of the Audit Committee was paid an additional $100 for each Committee meeting attended. Effective May 1, 1994, employee members of the Board of Directors were no longer compensated for attendance at any meeting of the Board or Committees of the Board.

In 1996, there were five regular bi-monthly meetings, two joint meetings and one special meeting of the Board of Directors. All incumbent directors attended at least 75% of the combined total number of meetings of the Board and Committees on which they served.

HECO participates in the Nonemployee Director Retirement Plan, a description of which is incorporated by reference to pages 7 and 8 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997. At the meeting of the HEI Board of Directors on December 17, 1996, the Board voted to terminate the Nonemployee Director Retirement Plan as described above, and pay the present value of the accrued retirement benefits to directors age 55 and under or with 5 years of service or less (Mr. Yuen) as of April 22, 1997, on the basis of 60 percent HEI Common Stock and 40 percent cash. A discount rate of 6.5 percent was used in the calculation of the present value and it was assumed that the current nonemployee directors' accrued benefits would commence at the mandatory retirement age of 72. The cash portion of the accrued benefits was paid to these directors on January 30, 1997, and the stock portion will be invested in each of these director's HEI Dividend Reinvestment and Stock Purchase Plan account on February 28, 1997. Mrs. Kosaki, who retired as of December 31, 1996, will continue to receive benefits according to the Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

HEI:

The information required under this item is incorporated by reference to pages 9 and 10 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

HECO:

HEI owns all of the common stock of HECO, which is HECO's only class of voting securities. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

The following table shows the shares of HEI common stock beneficially owned by each HECO director (other than those who are also directors of HEI), named HECO executive officers as listed in the Summary Compensation Table on pages 43 and 44 and by HECO directors and officers as a group, as of February 12, 1997, based on information furnished by the respective individuals.

                                                    Amount of Common Stock and
Name of Individual or Group                         Nature of Beneficial Ownership
-----------------------------------------------------------------------------------
                                                                        Total
                                                                    ---------------
Directors
---------
Paul A. Oyer*                                     2,461   (a)
                                                  9,336   (d)              11,797
                                        ---------------
Paul C. Yuen                                      1,069   (b)               1,069
                                        ---------------

Other named executive officers
------------------------------
Thomas L. Joaquin                                 3,171   (a)
                                                     24   (b)
                                                     22   (c)
                                                    750   (d)               3,967
                                        ---------------

Thomas J. Jezierny                                2,979   (a)
                                                 18,533   (d)              21,512
                                        ---------------

Edward Y. Hirata                                  4,798   (a)
                                                  3,750   (d)               8,548
                                        ---------------

All directors and executive officers             36,537   (a)
as a group (16 persons)                          13,130   (b)
                                                    138   (c)
                                                173,937   (d)             223,742**
                                        ---------------

* Also a named executive officer listed in the Summary Compensation Table on pages 43 and 44.

** HECO directors Carter, Clarke, Henderson, May and Plotts, who also serve on the HEI Board of Directors, are not shown separately, but are included in the total amount. The information required as to these directors is incorporated by reference to page 9 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997. Messrs. Clarke and May are also named executive officers listed in the Summary Compensation Table incorporated by reference to pages 11 and 12 of the above-referenced Definitive Proxy Statement of HEI. The number of shares of common stock beneficially owned by any HECO director or by all HECO directors and officers as a group does not exceed 1% of the outstanding common stock of HEI.

(a)  Sole voting and investment power.
(b) Shared voting and investment power (shares registered in name of respective individual and spouse).
(c) Shares owned by spouse, children or other relatives sharing the home of the director or an officer in the group and in which personal interest of the director or officer is disclaimed.
(d) Stock options, including accompanying dividend equivalents shares, exercisable within 60 days after February 12, 1997, under the 1987 Stock Option and Incentive Plan, as amended in 1992 and 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEI:

The information required under this item is incorporated by reference to pages 22 to 24 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

HECO:

The information required under this item is incorporated by reference to pages 22 to 24 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 22, 1997.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

The following financial statements contained in HEI's 1996 Annual Report to Stockholders and HECO's 1996 Annual Report to Stockholder, portions of which are filed by HEI as Exhibit 13 and, portions of which are filed by HECO as Exhibit 13, respectively, are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                                                        1996 Annual Report to
                                                                        Stockholder(s) (Page/s)
                                                                       -------------------------
                                                                           HEI          HECO
   ----------------------------------------------------------------------------------------------
   Independent Auditors' Report.......................................      37           34
   Consolidated Statements of Income, Years ended
      December 31, 1996, 1995 and 1994................................      38           12
   Consolidated Statements of Retained Earnings, Years ended
      December 31, 1996, 1995 and 1994................................      38           12
   Consolidated Balance Sheets, December 31, 1996 and 1995............      39           13
   Consolidated Statements of Capitalization,
      December 31, 1996 and  1995.....................................      na        14-15
   Consolidated Statements of Cash Flows, Years ended
      December 31, 1996, 1995 and 1994................................      40           16
   Notes to Consolidated Financial Statements.........................   41-61        17-33

(a)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules for HEI and HECO are included in this Report on the pages indicated below:

                                                                              Page/s in Form 10-K
                                                                              -------------------
                                                                                 HEI      HECO
   ----------------------------------------------------------------------------------------------
   Independent Auditors' Report............................................       50       51
   Schedule I   Condensed Financial Information of Registrant,
                  Hawaiian Electric Industries, Inc. (Parent
                  Company) as of December 31, 1996 and 1995 and
                  Years ended December 31, 1996, 1995 and 1994.............    52-54       na
   Schedule II  Valuation and Qualifying Accounts, Years ended
                  December 31, 1996, 1995 and 1994.........................       55       55

Certain Schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes included in HEI's 1996 Annual Report to Stockholders and HECO's 1996 Annual Report to Stockholder, which financial statements are incorporated herein by reference.

(a)(3)  EXHIBITS

Exhibits for HEI and HECO and their subsidiaries are listed in the "Index to Exhibits" found on pages 56 through 62 of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings "HEI" and "HECO," respectively, except that the exhibits listed under "HECO" are also considered exhibits for HEI.

(b)  REPORTS ON FORM 8-K

HEI AND HECO:
During the fourth quarter of 1996, no Current Report, Form 8-K, was filed with the SEC.

[KPMG Peat Marwick letterhead]



                          Independent Auditors' Report
                          ----------------------------




The Board of Directors
  and Stockholders
Hawaiian Electric Industries, Inc.:

Under date of January 24, 1997, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended
December 31, 1996 (except as to the thirteenth paragraph of Note 3 and Note 11 of the notes to the consolidated financial statements, which are as of February 5, 1997), as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 24, 1997

[KPMG Peat Marwick letterhead]



                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
  and Stockholder
Hawaiian Electric Company, Inc.:

Under date of January 24, 1997, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a wholly owned subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996 (except as to the tenth, eleventh and fourteenth paragraphs of Note 11 of the notes to the consolidated financial statements, which are as of March 10, 1997), as contained in the 1996 annual report to stockholder. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 24, 1997

                       Hawaiian Electric Industries, Inc.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS



                                                                                                December 31,
                                                                                         -------------------------
(in thousands)                                                                             1996           1995
------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents..............................................................       $    1,161     $      673
Advances to and notes receivable from subsidiaries................................           40,455         40,576
Accounts receivable...............................................................            2,135          2,404
Other investments.................................................................              810            810
Property, plant and equipment, net................................................            3,177          2,455
Other assets......................................................................            2,933          2,537
Investment in wholly owned subsidiaries, at equity................................        1,021,115        967,437
                                                                                         -------------------------
                                                                                         $1,071,786     $1,016,892
                                                                                         =========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable..................................................................       $    7,231     $    7,152
Commercial paper..................................................................           87,600         45,393
Long-term debt....................................................................          191,500        223,500
Deferred income taxes.............................................................            3,055          3,053
Unamortized tax credits...........................................................               30             41
Other.............................................................................            9,518          8,150
                                                                                         -------------------------
                                                                                            298,934        287,289
                                                                                         -------------------------
Stockholders' equity
Common stock......................................................................          622,945        585,387
Retained earnings.................................................................          149,907        144,216
                                                                                         -------------------------
                                                                                            772,852        729,603
                                                                                         -------------------------
                                                                                         $1,071,786     $1,016,892
                                                                                         =========================
Note to Balance Sheets
----------------------
Long-term debt consisted of the following:
Promissory notes, 6.3% - 7.6%, due in various years through 2006..................       $  127,000     $  143,000
Promissory notes, 8.2% - 9.9%, due in various years through 2011..................           29,500         45,500
Promissory note, variable rate (5.95% at December 31, 1996) due 1999..............           35,000         35,000
                                                                                         -------------------------
                                                                                         $  191,500     $  223,500
                                                                                         =========================

As of December 31, 1996, HEI guaranteed debt of its subsidiaries and affiliates amounting to $8 million.

The aggregate payments of principal required on long-term debt subsequent to December 31, 1996 are $51 million in 1997, $1 million in 1998, $41 million in 1999, $10 million in 2000, $22 million in 2001 and $67 million thereafter.

                       Hawaiian Electric Industries, Inc.
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME

                                                                Years ended December 31,
                                                         ----------------------------------
(in thousands)                                                1996        1995        1994
-------------------------------------------------------------------------------------------
REVENUES............................................        $  2,731    $  2,923    $ 3,318

Equity in income of subsidiaries....................          93,488      89,198     84,819
                                                         ----------------------------------
                                                              96,219      92,121     88,137
                                                         ----------------------------------
EXPENSES:

Operating, administrative and general...............           8,639       7,543      7,786

Taxes, other than income taxes......................             325         282        292

Depreciation and amortization of property,
   plant and equipment..............................             651         491        587
                                                         ----------------------------------
                                                               9,615       8,316      8,665
                                                         ----------------------------------
                                                              86,604      83,805     79,472

Interest expense....................................          18,103      17,922     15,195
                                                         ----------------------------------

INCOME BEFORE INCOME TAX BENEFIT....................          68,501      65,883     64,277

Income tax benefit..................................         (10,157)    (11,610)    (8,753)
                                                         ----------------------------------

NET INCOME..........................................        $ 78,658    $ 77,493    $73,030
                                                         ==================================

                       Hawaiian Electric Industries, Inc.
     SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Years ended December 31,
                                                                                    ------------------------------------
(in thousands)                                                                         1996        1995        1994
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................................................      $ 78,658    $ 77,493    $ 73,030
Adjustments to reconcile net income to net cash provided by operating activities
  Equity in income of subsidiaries...............................................       (93,488)    (89,198)    (84,819)
  Common stock dividends received from subsidiaries..............................        67,972      51,435      43,909
  Depreciation and amortization of property, plant and equipment.................           651         491         587
  Other amortization.............................................................           288         239         209
  Deferred income taxes and tax credits, net.....................................            (9)     (1,236)        367
  Changes in assets and liabilities
   Decrease in accounts receivable...............................................           269         161       4,114
   Increase (decrease) in accounts payable.......................................            79      (2,094)        385
   Changes in other assets and liabilities.......................................           711       1,880     (15,485)
                                                                                     -----------------------------------
                                                                                         55,131      39,171      22,297
Cash flows from discontinued operations..........................................            --          --          36
                                                                                     -----------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES........................................        55,131      39,171      22,333
                                                                                     -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in advances to and notes receivable from
 subsidiaries....................................................................           121     (12,880)    (16,141)
Capital expenditures.............................................................        (1,401)       (486)       (177)
Additional investments in subsidiaries...........................................       (28,100)    (39,610)    (25,510)
Other............................................................................            --          (2)         --
                                                                                     -----------------------------------
NET CASH USED IN INVESTING ACTIVITIES............................................       (29,380)    (52,978)    (41,828)
                                                                                    ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in advances from subsidiaries with original
 maturities of three months or less..............................................            --      (2,293)      2,293
Net increase in commercial paper.................................................        42,207      32,643      12,750
Proceeds from issuance of long-term debt.........................................        10,000      30,000      35,000
Repayment of long-term debt......................................................       (42,000)    (16,000)    (26,000)
Net proceeds from issuance of common stock.......................................        19,818      19,322      13,602
Common stock dividends...........................................................       (55,288)    (49,415)    (47,676)
Other............................................................................            --          --      (2,634)
                                                                                    ------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..............................       (25,263)     14,257     (12,665)
                                                                                    -----------------------------------
Net increase (decrease) in cash and equivalents..................................           488         450     (32,160)
Cash and equivalents, beginning of year..........................................           673         223      32,383
                                                                                    ------------------------------------
CASH AND EQUIVALENTS, END OF YEAR................................................      $  1,161    $    673    $    223
                                                                                    ====================================

Supplemental disclosures of noncash activities:

  In 1996, 1995 and 1994, $1.1 million, $1.3 million and $16.9 million, respectively, of HEI advances to HEIDI were converted to equity in a noncash transaction.

  Common stock dividends reinvested by stockholders in HEI common stock in noncash transactions amounted to $18 million in 1996, $20 million in 1995 and $18 million in 1994.

                       Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1996, 1995 and 1994

===============================================================================================
           Col. A                 Col. B             Col. C              Col. D        Col. E
-----------------------------------------------------------------------------------------------
(in thousands)                                      Additions
                                 Balance      ---------------------
                                    at        Charged
                                  begin-      to costs    Charged                      Balance
                                  ning of       and       to other                    at end of
Description                       period      expenses    accounts     Deductions      period
-----------------------------------------------------------------------------------------------
            1996
            ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company,
  Inc. and subsidiaries......    $ 1,101      $2,591     $1,310         $3,835          $1,167

 Other companies.............        642         846          7             62           1,433
                                 -------      ------     ------         ------          ------
                                 $ 1,743      $3,437     $1,317(a)      $3,897(b)       $2,600
                                 =======      ======     ======         ======          ======
Allowance for uncollectible
 interest (ASB)..............    $ 1,273      $  999     $   --         $   --          $2,272
                                 =======      ======     ======         ======          ======
Allowance for losses for
 loans receivable (ASB)......    $12,916      $7,631     $  106(a)      $1,448(b)       $9,205
                                 =======      ======     ======         ======          ======
            1995
            ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company,
  Inc. and subsidiaries......    $ 1,136      $2,492     $1,266         $3,793          $1,101

  Other companies............        280         400         --             38             642
                                 -------      ------     ------         ------          ------
                                 $ 1,416      $2,892     $1,266(a)      $3,831(b)       $1,743
                                 =======      ======     ======         ======          ======
Allowance for uncollectible
 interest (ASB)..............    $ 1,101      $  172     $   --         $   --          $1,273
                                 =======      ======     ======         ======          ======
Allowance for losses for
 loans receivable (ASB)......    $ 8,793      $4,887     $  392(a)      $1,156(b)       $2,916
                                 =======      ======     ======         ======          ======
            1994
            ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company,
  Inc. and subsidiaries......    $ 1,357      $2,177     $  674         $3,072          $1,136

 Other companies.............        220         130          2             72             280
                                 -------      ------     ------         ------          ------
                                 $ 1,577      $2,307     $  676(a)      $3,144(b)       $1,416
                                 =======      ======     ======         ======          ======
Allowance for uncollectible
 interest (ASB)..............    $   341      $  760     $   --         $   --          $1,101
                                 =======      ======     ======         ======          ======
Allowance for losses for
 loans receivable (ASB)......    $ 5,314      $3,983     $   67(a)      $  571(b)       $8,793
                                 =======      ======     ======         ======          ======

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

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

HEI:
---
3(i).1        HEI's Restated Articles of Incorporation (Exhibit 4(b) to
              Registration No. 33-7895).

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

4.7           Pricing Supplement No. 10 to Registration Statement on Form S-3 of
              HEI (Registration No. 33-58820) filed in connection with the sale of Medium-Term Notes, Series B (Exhibit 4.7 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, File No.
              1-8503).

4.8           Pricing Supplement No. 11 to Registration Statement on Form S-3 of
              HEI (Registration No. 33-58820) filed on December 1, 1995 in connection with the sale of Medium-Term Notes, Series B.

4.9           Pricing Supplement No. 12 to Registration Statement on Form S-3 of
              HEI (Registration No. 33-58820) filed on February 12, 1996 in connection with the sale of Medium-Term Notes, Series B.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

4.10          Purchase Agreement dated March 7, 1991 among HEI and the
              Purchasers named therein, together with the Notes issued to such Purchasers, each dated March 7, 1991, pursuant to the Purchase
              Agreement (Exhibit 4.5 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

4.11 Composite conformed copy of the Note Purchase Agreement dated as of December 16, 1991 among HEI and the Purchasers named therein
              (Exhibit 4.6 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

4.12          Amended and Restated Agreement of Limited Partnership of the
              Partnership dated as of February 1, 1997 (Exhibit 4(e) to HEI's
              Current Report on Form 8-K dated February 4, 1997, File No. 1-
              8503).

4.13 Amended and Restated Trust Agreement of the Trust dated as of February 1, 1997 (Exhibit 4(f) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.14          Junior Indenture between the Company and The Bank of New York, as
              Trustee, dated as of February 1, 1997 (Exhibit 4(i) to HEI's
              Current Report on Form 8-K dated February 4, 1997, File No. 1-
              8503).

4.15          Officers' Certificate in connection with issuance of 8.36% Junior
              Subordinated Debenture, Series A, Due 2017 under Junior Indenture of the Company (Exhibit 4(l) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.16          8.36% Trust Originated Preferred Security (Liquidation Amount $25
              Per Trust Preferred Security) of the Trust (Exhibit 4(m) to HEI's
              Current Report on Form 8-K dated February 4, 1997, File No. 1-
              8503).

4.17          8.36% Junior Subordinated Debenture Series A, Due 2017, of the
              Company (Exhibit 4(n) to HEI's Current Report on Form 8-K dated
              February 4, 1997, File No. 1-8503).

4.18          Trust Preferred Securities Guarantee Agreement with respect to the
              Trust dated as of February 1, 1997 (Exhibit 4(o) to HEI's Current
              Report on Form 8-K dated February 4, 1997, File
              No. 1-8503).

4.19 Partnership Guarantee Agreement with respect to the Partnership dated as of February 1, 1997 (Exhibit 4(p) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.20 Affiliate Investment Instruments Guarantee Agreement with respect to 8.36% Junior Subordinated Debenture of HEI Diversified, Inc.
              dated as of February 1, 1997 (Exhibit 4(q) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

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

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

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

10.10 Change-in-Control Agreement (Exhibit 10.14 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No.
              1-8503).

10.11         Nonemployee Director Retirement Plan, effective as of October 1,
              1989 (Exhibit 10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.12         HEI 1990 Nonemployee Director Stock Plan (Exhibit 10(a) to HEI's
              Quarterly Report on Form 10-Q for the quarter ended September 30,
              1990, File No. 1-8503).

10.13         HEI Nonemployee Directors' Deferred Compensation Plan (Exhibit
              10.14 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

10.14 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

10.15 Settlement Agreement and General Release made and entered into on February 10, 1994, by and between the Insurance Commissioner as Rehabilitator/Liquidator, HIG and its subsidiaries, the Hawaii
              Insurance Guaranty Association, HEI, HEIDI and others. (Exhibit
              10.20 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-8503).

*11 Computation of Earnings per Share of Common Stock. Filed herein as page 63.

*12 Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 64 and 65.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

 13 Pages 25 to 62 of HEI's 1996 Annual Report to Stockholders (with the exception of the data incorporated by reference in Part I,
              Part II, Part III and Part IV, no other data appearing in the 1996
              Annual Report to Stockholders is to be deemed filed as part of this Form 10-K Annual Report) (Exhibit 13 to HEI's Current Report on Form 8-K dated February 26, 1997, File No. 1-8503).

*21           Subsidiaries of HEI. Filed herein as page 67.

*23           Accountants' Consent. Filed herein as page 69.

*27.1 HEI and subsidiaries financial data schedule, December 31, 1996 and year ended December 31, 1996.

HECO:
----
3(i).1        HECO's Certificate of Amendment of Articles of Incorporation
              (filed June 30, 1987) (Exhibit 3.1 to HECO's Annual Report on Form
              10-K for the fiscal year ended December 31, 1988, File No. 1-
              4955).

3(i).2        Statement of Issuance of Shares of Preferred or Special Classes in
              Series for HECO Series R Preferred Stock filed December 15, 1989
              (Exhibit 3.1(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

3(i).3 Articles of Amendment to HECO's Amended Articles of Incorporation filed December 21, 1989 (Exhibit 3.1(b) to HECO's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1989, File No 1-
              4955).

3(ii) HECO's By-Laws (Exhibit 3.2 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

4.1 Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HECO, HELCO and MECO (Exhibit 4 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

4.2 Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee (Exhibit 4(a) to Registration No. 33-
              51025).

4.3 Indenture dated as of December 1, 1993 among MECO, HECO, as guarantor, and The Bank of New York, as Trustee (Exhibit 4(b) to
              Registration No. 33-51025).

4.4 Indenture dated as of December 1, 1993 among HELCO, HECO, as guarantor, and The Bank of New York, as Trustee (Exhibit 4(c) to
              Registration No. 33-51025).

4.5           Officers' Certificate dated as of December 22, 1993, pursuant to
              Sections 102 and 301 of the Indenture dated as of December 1, 1993 between HECO and The Bank of New York, as Trustee, establishing the $20,000,000 Notes, 5.15% Series Due 1996 (Exhibit 4.5 to
              HECO's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1993, File No. 1-4955)

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

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

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

10.1 Power Purchase Agreement between Kalaeloa Partners, L.P., and HECO dated October 14, 1988 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-
              4955).

10.1(a)       Amendment No. 1 to Power Purchase Agreement between HECO and
              Kalaeloa Partners, L.P., dated June 15, 1989 (Exhibit 10(c) to
              HECO's Quarterly Report on Form 10-Q for the quarter ended June
              30, 1989, File No. 1-4955).

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

10.3          Amended and Restated Power Purchase Agreement between Hilo Coast
              Processing Company and HELCO dated March 24, 1995 (Exhibit 10 to
              HECO's Quarterly Report on Form 10-Q for the quarter ended March
              31, 1995, File No. 1-4955).

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

10.4 Agreement between MECO and Hawaiian Commercial & Sugar Company pursuant to letters dated November 29, 1988 and November 1, 1988
              (Exhibit 10.8 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

10.4(a)       Amended and Restated Power Purchase Agreement by and between A&B-
              Hawaii, Inc., through its division, Hawaiian Commercial & Sugar
              Company, and MECO, dated November 30, 1989 (Exhibit 10(e) to
              HECO's Quarterly Report on Form 10-Q for the quarter ended
              September 30, 1990, File No. 1-4955).

10.4(b) First Amendment to Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian
              Commercial & Sugar Company, and MECO, dated November 1, 1990, amending the Amended and Restated Power Purchase Agreement dated
              November 30, 1989 (Exhibit 10(f) to HECO's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1990, File No. 1-
              4955).

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

10.5(b)       Performance Agreement and Fourth Amendment, dated February 12,
              1996, to the Purchase Power Contract dated March 24, 1986 as
              Amended between HELCO and Puna Geothermal Venture.

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

10.8 Low Sulfur Fuel Oil Supply Contract by and between CUSA and HECO dated as of November 20, 1995.

10.9 Inter-Island Industrial Fuel Oil and Diesel Fuel Contract by and between CUSA and HECO, MECO, HELCO, HTB and YB dated as of November 20, 1995.

10.10 Facilities and Operating Contract by and between CUSA and HECO dated as of November 20, 1995.

10.11         Low Sulfur Fuel Oil Supply Contract between BHP and HECO dated
              December 5, 1995.

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

10.12 Inter-Island Industrial Fuel Oil and Diesel Fuel Oil Contract by and between BHP and HECO, MECO and HELCO dated December 5, 1995.

10.13         Low Sulfur Fuel Oil Sale/Purchase Contract between HECO and C.
              Itoh & Co. (America), Inc. dated June 7, 1990 (Exhibit 10(c) to
              HECO's Quarterly Report on Form 10-Q for the quarter ended June
              30, 1990, File No. 1-4955).

10.14         Contract of private carriage by and between HITI and HELCO dated
              November 10, 1993 (Exhibit 10.13 to HECO's Annual Report on Form
              10-K for the fiscal year ended December 31, 1993, File No. 1-
              4955).

10.14(a) Extension, dated December 18, 1995, of the contract of private carriage by and between HITI and HELCO dated November 10, 1993.

10.15         Contract of private carriage by and between HITI and MECO dated
              November 12, 1993 (Exhibit 10.14 to HECO's Annual Report on Form
              10-K for the fiscal year ended December 1, 1993, File No. 1-4955).

10.15(a) Extension, dated December 18, 1995, of the contract of private carriage by and between HITI and MECO dated November 12, 1993.

10.16         HECO Nonemployee Directors' Deferred Compensation Plan (Exhibit
              10.16 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4955).

10.17 HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI's Annual
              Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

*11 Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's 1996 Annual Report to Stockholder attached as
              HECO Exhibit 13 hereto.

*12 Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 66.

*13           Pages 2 to 34 and 36 of HECO's 1996 Annual Report to Stockholder
              (with the exception of the data incorporated by reference in Part
              I, Part II, Part III and Part IV, no other data appearing in the 1996 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report) (Exhibit 13 to HECO's Current Report on Form 8-K dated March 10, 1997, File No. 1-4955).

*21           Subsidiaries of HECO. Filed herein as page 68.

*27.2 HECO and subsidiaries financial data schedule, December 31, 1996 and year ended December 31, 1996.

*99 Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income. Filed herein as page 70.

                                                                  HEI Exhibit 11


                       Hawaiian Electric Industries, Inc.
                       COMPUTATION OF EARNINGS PER SHARE
                                OF COMMON STOCK
            Years ended December 31, 1996, 1995, 1994, 1993 and 1992



(in thousands,
except per share amounts)                   1996      1995      1994       1993        1992
---------------------------------------------------------------------------------------------


NET INCOME (LOSS)

Continuing operations...................   $78,658   $77,493   $73,030   $ 61,684    $ 61,715
Discontinued operations.................        --        --        --    (13,025)    (73,297)
                                           --------------------------------------------------

                                           $78,658   $77,493   $73,030   $ 48,659    $(11,582)
                                           ==================================================



WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING.....................    30,310    29,187    28,137     25,938      24,275
                                           ==================================================


EARNINGS (LOSS) PER COMMON SHARE

Continuing operations...................   $  2.60   $  2.66   $  2.60   $   2.38    $   2.54
Discontinued operations.................        --        --        --      (0.50)      (3.02)
                                           --------------------------------------------------
                                           $  2.60   $  2.66   $  2.60   $   1.88    $  (0.48)
                                           ==================================================

Note: The dilutive effect of stock options is not material.

                                                    HEI Exhibit 12 (page 1 of 2)


                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
           Years ended December 31, 1996, 1995, 1994, 1993 and 1992




                                                   1996                            1995                        1994
                                        ------------------------           -----------------           ----------------
(dollars in thousands)                       (1)         (2)               (1)         (2)          (1)            (2)
-----------------------------------------------------------------------------------------------------------------------


FIXED CHARGES
Total interest charges
  The Company (3).......................   $129,647    $220,811         $117,494     $206,790     $ 82,306         $158,815
  Proportionate share of
   fifty-percent-owned persons..........        751         751              867          867          539              539

Interest component of rentals...........      3,583       3,583            3,857        3,857        3,819            3,819
Pretax preferred stock dividend
 requirements of subsidiaries...........     10,731      10,731           11,433       11,433       11,899           11,899
                                           --------    --------         --------     --------     ---------        --------

TOTAL FIXED CHARGES.....................   $144,712    $235,876         $133,651     $222,947     $ 98,563         $175,072
                                           ========    ========         ========     ========     ========         ========


EARNINGS
Pretax income from continuing
 operations.............................   $133,488    $133,488         $133,233     $133,233     $126,049         $126,049
Fixed charges, as shown.................    144,712     235,876          133,651      222,947       98,563          175,072
Interest capitalized
  The Company...........................     (7,177)     (7,177)          (6,337)      (6,337)      (4,924)          (4,924)
  Proportionate share of
   fifty-percent-owned persons..........       (538)       (538)            (867)        (867)        (539)            (539)
                                           --------    --------         --------     --------     --------         --------

EARNINGS AVAILABLE FOR FIXED CHARGES....   $270,485    $361,649         $259,680     $348,976     $219,149         $295,658
                                           ========    ========         ========     ========     ========         ========

RATIO OF EARNINGS TO FIXED CHARGES......       1.87        1.53             1.94         1.57         2.22             1.69
                                           ========    ========         =========    ========     ========         ========

(1) Excluding interest on ASB deposits.

(2) Including interest on ASB deposits.

(3) Total interest charges exclude interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income.

                                                    HEI Exhibit 12 (page 2 of 2)


                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
      Years ended December 31, 1996, 1995, 1994, 1993 and 1992--Continued





                                                     1993                      1992
                                            ---------------------     ------------------------
(dollars in thousands)                         (1)          (2)         (1)             (2)
----------------------------------------------------------------------------------------------

FIXED CHARGES
Total interest charges
  The Company (3).......................    $ 68,254     $145,905     $ 67,559        $161,756
  Proportionate share of
   fifty-percent-owned persons..........         564          564        1,051           1,051

Interest component of rentals...........       3,944        3,944        3,254           3,254
Pretax preferred stock dividend
 requirements of subsidiaries...........      11,018       11,018        9,606           9,606
                                            --------     --------     --------        --------

TOTAL FIXED CHARGES.....................    $ 83,780     $161,431     $ 81,470        $175,667
                                            ========     ========     ========        ========


EARNINGS
Pretax income from continuing
 operations.............................    $108,770     $108,770     $ 91,244        $ 91,244
Undistributed earnings from less than
 fifty-percent-owned persons............                                  (244)           (244)

Fixed charges, as shown.................      83,780      161,431       81,470         175,667
Interest capitalized
  The Company...........................      (3,881)      (3,881)      (2,104)         (2,104)
  Proportionate share of
   fifty-percent-owned persons..........        (408)        (408)        (803)           (803)
                                            --------     --------     --------        --------

EARNINGS AVAILABLE FOR FIXED CHARGES....    $188,261     $265,912     $169,563        $263,760
                                            ========     ========     ========        ========

RATIO OF EARNINGS TO FIXED CHARGES......        2.25         1.65         2.08            1.50
                                            ========     ========     ========        ========


(1) Excluding interest on ASB deposits.

(2) Including interest on ASB deposits.

(3) Total interest charges exclude interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income.

                                                                 HECO Exhibit 12


                        Hawaiian Electric Company, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
           Years ended December 31, 1996, 1995, 1994, 1993 and 1992



(dollars in thousands)                       1996        1995        1994        1993        1992
---------------------------------------------------------------------------------------------------
FIXED CHARGES
Total interest charges..................   $ 47,451    $ 44,377    $ 37,340    $ 35,287    $ 33,011
Interest component of rentals...........        690         672         808         970       1,070
Pretax preferred stock dividend
 requirements of subsidiaries...........      4,358       4,494       4,651       3,425       3,117
                                        -----------------------------------------------------------
TOTAL FIXED CHARGES.....................   $ 52,499    $ 49,543    $ 42,799    $ 39,682    $ 37,198
                                        ===========================================================


EARNINGS
Income before preferred stock dividends
 of HECO................................   $ 85,213    $ 77,023    $ 65,961    $ 56,126    $ 53,678
Fixed charges, as shown.................     52,499      49,543      42,799      39,682      37,198
Income taxes (see note below)...........     55,888      50,198      43,588      36,897      23,843
Allowance for borrowed funds used
 during construction....................     (5,862)     (5,112)     (4,043)     (3,869)     (2,095)
                                        -----------------------------------------------------------

EARNINGS AVAILABLE FOR FIXED CHARGES....   $187,738    $171,652    $148,305    $128,836    $112,624
                                        ===========================================================

RATIO OF EARNINGS TO FIXED CHARGES......       3.58        3.46        3.47        3.25        3.03
                                        ===========================================================



NOTE:
Income taxes is comprised of the
following
  Income tax expense relating to
    operating income for regulatory
    purposes...........................    $ 56,170    $ 50,719    $ 43,820    $ 37,007    $ 26,254
  Income tax benefit relating to
    nonoperating loss..................        (282)       (521)       (232)       (110)     (2,411)
                                        -----------------------------------------------------------

                                           $ 55,888    $ 50,198    $ 43,588    $ 36,897    $ 23,843
                                        ===========================================================


                                                                  HEI Exhibit 21


                       Hawaiian Electric Industries, Inc.
                         SUBSIDIARIES OF THE REGISTRANT



The following is a list of all subsidiaries of the registrant as of March 18, 1997:



            Name                              State of incorporation or
                                                  organization
---------------------------------------------------------------------------------

Hawaiian Electric Company,
 Inc., including
 subsidiaries Maui Electric
 Company, Limited and Hawaii
 Electric Light Company, Inc. ............       Hawaii


HEI Investment Corp.......................       Hawaii

Malama Pacific Corp.,
  including subsidiaries
  Malama Waterfront Corp., Malama Property
  Investment Corp., Malama Development
  Corp., Malama Realty Corp., Malama Elua
  Corp., TMG Service Corp., Malama Hoaloha
  Corp., Malama Mohala Corp. and
  Baldwin*Malama (a limited partnership
  in which Malama Development Corp. is
  the sole general partner)...............       Hawaii

Hawaiian Tug & Barge Corp.,
  including subsidiary Young
  Brothers, Limited.......................       Hawaii

HEI Diversified, Inc.,
  including subsidiary
  American Savings Bank, F.S.B.
  and its subsidiaries, American
  Savings Investment Services
  Corp., ASB Service Corporation,
  AdCommunications, Inc. and
  American Savings Mortgage                      Hawaii (except American Savings Bank, F.S.B.,
  Co., Inc................................                which is federally chartered)

Pacific Energy Conservation
  Services, Inc...........................       Hawaii

HEI Power Corp., including  subsidiary HEI
  Power Corp., Guam and Cayman Islands
  subsidiary, HEI Power Corp. International
  and its Cayman Islands subsidiaries,
  HEIPC Cambodia Ventures, HEIPC Phnom Penh
  Power (Limited), LLC, HEIPC Phnom Penh
  Power (General), LLC, HEIPC Philippine
  Ventures, HEIPC Philippine Development,        Hawaii, unless otherwise
  LLC and HEIPC Lake Mainit Power, LLC.....              noted

Hycap Management, Inc., including
   subsidiary HEI Preferred
   Funding LP (a limited partnership
   in which Hycap Management,
   Inc. is the sole general
   partner)................................      Delaware

Hawaiian Electric Industries Capital
Trust I (a business trust).................      Delaware

Hawaiian Electric Industries
 Capital Trust II (a business
 trust)....................................      Delaware

Hawaiian Electric Industries
 Capital Trust III (a
 business trust)..........................       Delaware

                                                                 HECO Exhibit 21


                        Hawaiian Electric Company, Inc.
                         SUBSIDIARIES OF THE REGISTRANT



The following is a list of all subsidiaries of the registrant as of March 18, 1997:



                 Name                    State of incorporation
---------------------------------------------------------------

Maui Electric Company, Limited..............    Hawaii


Hawaii Electric Light Company, Inc..........    Hawaii




[KPMG Peat Marwick letterhead]
                                                                  HEI Exhibit 23



                             Accountants' Consent
                             --------------------



The Board of Directors
Hawaiian Electric Industries, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 33-56561, 33-58820, 333-18809, 333-18809-01, 333-18809-02, 333-18809-03 and 333-
18809-04 on Form S-3 and in Registration Statement Nos. 33-65234, 333-05667 and 333-02103 on Form S-8 of Hawaiian Electric Industries, Inc. of our report dated January 24, 1997, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1996 (except as to the thirteenth paragraph of Note 3 and Note 11 of the notes to the consolidated financial statements, which are as of February 5, 1997), which report is incorporated by reference in the 1996 annual report on Form 10-K of Hawaiian Electric Industries, Inc. We also consent to incorporation by reference of our report dated January 24, 1997 relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 1996 annual report on Form 10-K, which report is included in said Form 10-K.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
March 18, 1997

                                                                 HECO Exhibit 99

                        Hawaiian Electric Company, Inc.
                  RECONCILIATION OF ELECTRIC UTILITY OPERATING
                      INCOME PER HEI AND HECO CONSOLIDATED
                              STATEMENTS OF INCOME





                                                       Years ended December 31,
                                                -----------------------------------
(in thousands)                                       1996        1995        1994
-----------------------------------------------------------------------------------


Operating income from regulated and
 nonregulated activities before income
 taxes (per HEI Consolidated Statements
 of Income)...................................     $173,613    $159,043    $136,628


Deduct:
  Income taxes on regulated activities........      (56,170)    (50,719)    (43,820)
  Revenues from nonregulated activities.......       (9,442)     (6,732)     (6,411)

Add:
  Expenses from nonregulated activities.......          790       1,130         915
                                                   --------------------------------

Operating income from regulated
 activities after income taxes (per
 HECO Consolidated Statements of Income)......     $108,791    $102,722    $ 87,312

                                                   ================================


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

HAWAIIAN ELECTRIC INDUSTRIES, INC.         HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                            (Registrant)


By /s/ Robert F. Mougeot                   By   /s/ Paul Oyer
   -------------------------------         -------------------------------
   Robert F. Mougeot                       Paul A. Oyer
   Financial Vice President and            Financial Vice President and
     Chief Financial Officer of HEI          Treasurer of HECO
   (Principal Financial Officer of HEI)    (Principal Financial Officer of HECO)

Date:  March 18, 1997                      Date:  March 18, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 18, 1997. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named companies and any subsidiaries thereof.

SIGNATURE                         TITLE
------------------------          ------------------------------------------



/s/ Robert F. Clarke              President and Director of HEI
------------------------
Robert F. Clarke                  Chairman of the Board of Directors of HECO
                                  (Chief Executive Officer of HEI)


/s/ T. Michael May                Senior Vice President and Director of HEI
------------------------
T. Michael May                    President and Director of HECO
                                  (Chief Executive Officer of HECO)


/s/ Robert F. Mougeot             Financial Vice President and
------------------------
Robert F. Mougeot                   Chief Financial Officer of HEI
                                  (Principal Financial Officer of HEI)


/s/ Curtis Y. Harada              Controller of HEI
------------------------
Curtis Y. Harada                  (Principal Accounting Officer of HEI)


/s/ Paul Oyer                     Financial Vice President, Treasurer and
------------------------
Paul A. Oyer                        Director of HECO
                                  (Principal Financial Officer of HECO)



SIGNATURE                                    TITLE
------------------------                     --------------------------------



/s/ Ernest T. Shiraki                         Controller of HECO
------------------------
Ernest T. Shiraki                             (Principal Accounting Officer of HECO)


/s/ Don E. Carroll                            Director of HEI
------------------------
Don E. Carroll


/s/ Edwin L. Carter                           Director of HEI and HECO
------------------------
Edwin L. Carter


/s/ Richard Henderson                         Director of HEI and HECO
------------------------
Richard Henderson


                                              Director of HEI
------------------------
Victor Hao Li


/s/ Bill D. Mills                             Director of HEI
------------------------
Bill D. Mills


/s/ A. Maurice Myers                          Director of HEI
------------------------
A. Maurice Myers


/s/ Ruth M. Ono                               Director of HEI
------------------------
Ruth M. Ono



SIGNATURE                                  TITLE
--------------------------                 -------------------------------



/s/ Diane J. Plotts                        Director of HEI and HECO
--------------------------
Diane J. Plotts


/s/ James K. Scott                         Director of HEI
--------------------------
James K. Scott


/s/ Oswald K. Stender                      Director of HEI
--------------------------
Oswald K. Stender


/s/ Kelvin H. Taketa                       Director of HEI
--------------------------
Kelvin H. Taketa


/s/ Jeffrey N. Watanabe                    Director of HEI
--------------------------
Jeffrey N. Watanabe


/s/ Paul C. Yuen                           Director of HECO
--------------------------
Paul C. Yuen
