Form 10-Q
period 1997-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1997-05-15
CIK 354707, 46207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                       OR
            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                                 State of Hawaii
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                   900 Richards Street, Honolulu, Hawaii 96813
--------------------------------------------------------------------------------
              (Address of principal executive offices and zip code)

             Hawaiian Electric Industries, Inc. ----- (808) 543-5662
             Hawaiian Electric Company, Inc. -------- (808) 543-7771
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                                Outstanding May 7, 1997
--------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value)........31,197,869 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)...........12,805,843 Shares
                                                           (not publicly traded)

================================================================================

               Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended March 31, 1997

                                      INDEX
                                                                                          Page No.
Glossary of terms............................................................................   ii

                          PART I. FINANCIAL INFORMATION

Item  1.   Financial statements

           Hawaiian Electric Industries, Inc. and subsidiaries
           ---------------------------------------------------

           Consolidated balance sheets (unaudited) - March 31, 1997
              and December 31, 1996..........................................................    1

           Consolidated statements of income (unaudited) - three months
              ended March 31, 1997 and 1996..................................................    2

           Consolidated statements of retained earnings (unaudited) - three months
              ended March 31, 1997 and 1996..................................................    2

           Consolidated statements of cash flows (unaudited) - three months
              ended March 31, 1997 and 1996..................................................    3

           Notes to consolidated financial statements (unaudited) ...........................    4

           Hawaiian Electric Company, Inc. and subsidiaries
           ------------------------------------------------

           Consolidated balance sheets (unaudited) - March 31, 1997
              and December 31, 1996..........................................................    9

           Consolidated statements of income (unaudited) - three months
              ended March 31, 1997 and 1996..................................................   10

           Consolidated statements of retained earnings (unaudited) - three months
              ended March 31, 1997 and 1996..................................................   10

           Consolidated statements of cash flows (unaudited) - three months
              ended March 31, 1997 and 1996..................................................   11

           Notes to consolidated financial statements (unaudited) ...........................   12

Item 2.    Management's discussion and analysis of financial condition
              and results of operations......................................................   17

                       PART II. OTHER INFORMATION

Item 1.    Legal proceedings.................................................................   25
Item 4.    Submission of matters to a vote of security holders...............................   25
Item 5.    Other information.................................................................   26
Item 6.    Exhibits and reports on Form 8-K..................................................   27
Signatures ..................................................................................   30

               Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended March 31, 1997

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

BIF           Bank Insurance Fund

BLNR          Board of Land and Natural Resources of the State of Hawaii

CDUP          Conservation District Use Permit

Company       Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HEI Investment Corp., Malama Pacific Corp. and its subsidiaries, Hawaiian Tug & Barge Corp., Young Brothers, Limited, HEI Diversified, Inc., American Savings Bank, F.S.B. and its subsidiaries, Pacific Energy Conservation Services, Inc., HEI Power Corp. and its subsidiaries, Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III

Consumer      Division of Consumer Advocacy, Department of Commerce and Consumer
  Advocate     Affairs of the State of Hawaii

D&O           Decision and order

DOH           Department of Health of the State of Hawaii

Enserch       Enserch Development Corporation

EPA           Environmental Protection Agency - federal

FASB          Financial Accounting Standards Board

FDIC          Federal Deposit Insurance Corporation

FHLB          Federal Home Loan Bank

FICO          Financing Corporation

Funds Act     Deposit Insurance Funds Act of 1996

GAAP          Generally accepted accounting principles

HECO          Hawaiian Electric Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii Electric Light Company, Inc. and HECO Capital Trust I

HEI           Hawaiian Electric Industries, Inc., parent company of Hawaiian
               Electric Company, Inc., HEI Investment Corp., Malama Pacific Corp., Hawaiian Tug & Barge Corp., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc., HEI Power Corp., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III

Terms              Definitions
-----              -----------
HEIDI          HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian
                Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.

HEIIC          HEI Investment Corp., a wholly owned subsidiary of Hawaiian
                Electric Industries, Inc.

HEIPC          HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric
                Industries, Inc., and the parent company of several subsidiaries

HELCO          Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

HIG            The Hawaiian Insurance & Guaranty Company, Limited, an insurance company which was placed in state rehabilitation proceedings. HEI Diversified, Inc. was the holder of record of HIG's common stock until August 16, 1994

HTB            Hawaiian Tug & Barge Corp., a wholly owned subsidiary of Hawaiian
                Electric Industries, Inc. and parent company of Young Brothers, Limited

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

SFAS           Statement of Financial Accounting Standards

YB             Young Brothers, Limited, a wholly owned subsidiary of Hawaiian
                Tug & Barge Corp.

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------
Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                                      March 31,          December 31,
(in thousands)                                                                          1997                 1996
--------------------------------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents...............................................................   $     98,653          $     97,417
Accounts receivable and unbilled revenues, net.....................................        151,720               150,858
Inventories, at average cost.......................................................         47,262                48,745
Real estate developments...........................................................         31,773                33,210
Investment and mortgage-backed securities..........................................      1,391,167             1,377,591
Other investments..................................................................         74,071                72,609
Loans receivable, net..............................................................      2,036,259             2,002,028
Property, plant and equipment, net of accumulated
   depreciation and amortization of $912,580 and $890,055..........................      1,951,818             1,941,767
Regulatory assets..................................................................        103,602               100,804
Other..............................................................................         78,316                73,776
Goodwill and other intangibles.....................................................         35,984                37,035
                                                                                      ------------          ------------
                                                                                        $6,000,625            $5,935,840
                                                                                      ============          ============
Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable...................................................................    $   118,901           $   107,896
Deposit liabilities................................................................      2,174,429             2,150,370
Short-term borrowings..............................................................        103,090               216,543
Securities sold under agreements to repurchase.....................................        550,276               479,742
Advances from Federal Home Loan Bank...............................................        625,274               684,274
Long-term debt.....................................................................        801,941               810,080
Deferred income taxes..............................................................        189,190               185,609
Unamortized tax credits............................................................         49,196                48,857
Contributions in aid of construction...............................................        197,391               197,805
Other..............................................................................        177,427               194,564
                                                                                      ------------          ------------
                                                                                         4,987,115             5,075,740
                                                                                      ------------          ------------


HEI- and HECO-obligated preferred securities of trust
     subsidiaries directly or indirectly holding solely subordinated
    debentures of HEI, HEIDI, HECO, MECO and HELCO.................................        150,000                    --
Preferred stock of electric utility subsidiaries
    Subject to mandatory redemption................................................         36,260                38,955
    Not subject to mandatory redemption............................................         48,293                48,293
                                                                                      ------------          ------------
                                                                                           234,553                87,248
                                                                                      ------------          ------------

Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares;
    issued:  none..................................................................             --                   --
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 31,138 shares and 30,853 shares...............................        628,260               622,945
Retained earnings..................................................................        150,697               149,907
                                                                                      ------------          ------------
                                                                                           778,957               772,852
                                                                                      ------------          ------------
                                                                                      $  6,000,625          $  5,935,840
                                                                                      ============          ============

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

(in thousands, except per share amounts and                                                Three months ended March 31,
                                                                                           ----------------------------
   ratio of earnings to fixed charges)                                                      1997                1996
-----------------------------------------------------------------------------------------------------------------------
Revenues
Electric utility....................................................................          $273,756         $247,837
Savings bank........................................................................            68,912           65,792
Other...............................................................................            16,525           12,540
                                                                                           -----------      -----------
                                                                                               359,193          326,169
                                                                                           -----------      -----------
Expenses
Electric utility....................................................................           235,162          209,098
Savings bank........................................................................            56,627           55,836
Other...............................................................................            18,052           14,500
                                                                                           -----------      -----------
                                                                                               309,841          279,434
                                                                                           -----------      -----------
Operating income (loss)
Electric utility....................................................................            38,594           38,739
Savings bank........................................................................            12,285            9,956
Other...............................................................................            (1,527)          (1,960)
                                                                                           -----------      -----------
                                                                                                49,352           46,735
                                                                                           -----------      -----------
Interest expense--electric utility and other........................................           (16,465)         (16,159)
Allowance for borrowed funds used during construction...............................             1,527            1,350
Preferred stock dividends of electric utility subsidiaries..........................            (1,571)          (1,675)
Preferred securities distributions of trust subsidiaries............................            (1,335)              --
Allowance for equity funds used during construction.................................             2,673            2,651
                                                                                           -----------      -----------
Income before income taxes..........................................................            34,181           32,902
Income taxes........................................................................            14,518           14,033
                                                                                           -----------      -----------
Net income..........................................................................         $  19,663        $  18,869
                                                                                           ===========      ===========

Earnings per common share...........................................................             $0.64            $0.63
                                                                                           ===========      ===========
Dividends per common share..........................................................             $0.61            $0.60
                                                                                           ===========      ===========
Weighted average number of common shares outstanding................................            30,960           29,884
                                                                                           ===========      ===========
Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits.............................................              1.83             1.91
                                                                                           ===========      ===========
     Including interest on ASB deposits.............................................              1.55             1.54
                                                                                           ===========      ===========

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                                                           Three months ended March 31,
                                                                                           ----------------------------
(in thousands)                                                                                  1997             1996
-----------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period..............................................          $149,907         $144,216
Net income..........................................................................            19,663           18,869
Common stock dividends..............................................................           (18,873)         (17,913)
                                                                                           -----------      -----------
Retained earnings, end of period....................................................          $150,697         $145,172
                                                                                           ===========      ===========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     Three months ended
                                                                                                         March 31,
                                                                                                    ------------------------
(in thousands)                                                                                          1997         1996
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................................................................      $  19,663     $  18,869
Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment...........................         22,776        20,579
      Other amortization.......................................................................          3,624         2,155
      Deferred income taxes and tax credits, net...............................................          1,183         2,657
      Allowance for equity funds used during construction......................................         (2,673)       (2,651)
      Changes in assets and liabilities
            Decrease (increase) in accounts receivable and unbilled revenues, net..............           (862)       18,740
            Decrease (increase) in inventories.................................................          1,483        (3,275)
            Increase in regulatory assets......................................................         (2,822)         (858)
            Increase (decrease) in accounts payable............................................         11,005        (1,809)
            Changes in other assets and liabilities............................................        (20,909)      (18,617)
                                                                                                     ---------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES......................................................         32,468        35,790
                                                                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and purchased......................................................        (70,812)     (107,907)
Principal repayments on loans receivable.......................................................         35,004        41,754
Proceeds from sale of loans receivable.........................................................            517           675
Held-to-maturity mortgage-backed securities purchased..........................................        (81,028)      (65,112)
Principal repayments on held-to-maturity mortgage-backed securities ...........................         68,630        87,104
Capital expenditures...........................................................................        (30,287)      (40,920)
Contributions in aid of construction...........................................................          1,281         2,460
Other..........................................................................................            517            21
                                                                                                     ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES..........................................................        (76,178)      (81,925)
                                                                                                     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit liabilities............................................................         24,059        33,256
Net increase (decrease) in short-term borrowings with
   original maturities of three months or less.................................................       (112,855)       25,063
Proceeds from other short-term borrowings......................................................            390            76
Repayment of other short-term borrowings.......................................................           (988)         (391)
Proceeds from securities sold under agreements to repurchase...................................        280,000        95,100
Repurchase of securities sold under agreements to repurchase...................................       (209,100)      (53,500)
Proceeds from advances from Federal Home Loan Bank.............................................        217,000            --
Principal payments on advances from Federal Home Loan Bank.....................................       (276,000)      (77,000)
Proceeds from issuance of long-term debt.......................................................          4,821        10,009
Repayment of long-term debt....................................................................        (13,000)      (15,000)
Proceeds from issuance of HEI- and HECO-obligated preferred securities of trust subsidiaries...        150,000            --
Redemption of electric utility subsidiaries' preferred stock...................................         (2,695)       (2,400)
Net proceeds from issuance of common stock.....................................................          2,776         4,712
Common stock dividends.........................................................................        (15,239)      (12,380)
Other..........................................................................................         (4,223)       (4,184)
                                                                                                     ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES......................................................         44,946         3,361
                                                                                                     ---------     ---------
Net increase (decrease) in cash and equivalents................................................          1,236       (42,774)
Cash and equivalents, beginning of period......................................................         97,417       130,833
                                                                                                     ---------     ---------
Cash and equivalents, end of period............................................................      $  98,653     $  88,059
                                                                                                     =========     =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997 and 1996
(Unaudited)
--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1996.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of March 31, 1997 and December 31, 1996, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  ELECTRIC UTILITY SUBSIDIARY
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 9 through 16.

(3)  SAVINGS BANK SUBSIDIARY
----------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION

American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                                                          Three months ended
                                                                              March 31,
                                                                    ---------------------------
(in thousands)                                                           1997           1996
-----------------------------------------------------------------------------------------------
Interest income.....................................................    $65,200        $62,080
Interest expense....................................................     37,820         37,538
                                                                       --------      ---------
NET INTEREST INCOME.................................................     27,380         24,542
Provision for loan losses...........................................     (1,189)          (420)
Other income........................................................      3,712          3,712
Operating, administrative and general expenses......................    (17,618)       (17,878)
                                                                       ---------     ---------
OPERATING INCOME....................................................     12,285          9,956
Income taxes........................................................      5,186          4,166
                                                                       --------      ---------
NET INCOME..........................................................   $  7,099      $   5,790
                                                                       ========      =========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                                                                           March 31,         December 31,
(in thousands)                                                                               1997               1996
---------------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents..............................................................      $     90,575         $     93,905
Held-to-maturity investment securities............................................            38,188               37,518
Held-to-maturity mortgage-backed securities.......................................         1,351,766            1,340,073
Loans receivable, net.............................................................         2,036,259            2,002,028
Other.............................................................................            80,897               80,128
Goodwill and other intangibles....................................................            35,984               37,035
                                                                                        ------------         ------------
                                                                                        $  3,633,669         $  3,590,687
                                                                                        ============         ============
Liabilities and equity
Deposit liabilities...............................................................      $  2,174,429         $  2,150,370
Securities sold under agreements to repurchase....................................           550,276              479,742
Advances from Federal Home Loan Bank..............................................           625,274              684,274
Other.............................................................................            57,474               54,251
                                                                                        ------------         ------------
                                                                                           3,407,453            3,368,637
Common stock equity...............................................................           226,216              222,050
                                                                                        ------------         ------------
                                                                                        $  3,633,669         $  3,590,687
                                                                                        ============         ============

Deposit-insurance premiums and regulatory developments

The deposit accounts of ASB and other thrifts are insured by the Savings Association Insurance Fund (SAIF). The deposit accounts of commercial banks are insured by the Bank Insurance Fund (BIF). The SAIF and BIF are administered by the Federal Deposit Insurance Corporation (FDIC).

On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 (Funds Act), which required the FDIC to impose a one-time special assessment on SAIF members in an amount sufficient to increase the SAIF reserve ratio to 1.25% of aggregate insured deposits as of October 1, 1996. In addition, effective January 1, 1997, the Funds Act provided that the assessment base for raising funds to pay interest on obligations issued by the Financing Corporation (FICO) is to be expanded to include the deposits of banks as well as thrifts. The provisions of the Funds Act should enable SAIF institutions to achieve, over time, parity with BIF institutions in the schedules of the premiums to be paid for deposit insurance coverage and to fund FICO interest obligations.

The FDIC set the one-time special assessment for SAIF deposits at 65.7 cents per $100 of deposits, to be applied against insured deposits held by SAIF institutions as of March 31, 1995. ASB's special assessment was $8.3 million after tax, and was accrued in September 1996. In December 1996, the FDIC adopted a risk-based assessment schedule for SAIF institutions, effective January 1, 1997, that was identical to the existing base rate schedule for BIF institutions: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 will be the assessment to fund the FICO's interest obligations of 6.5 cents per $100 of deposits for SAIF institutions and 1.3 cents per $100 of deposits for BIF institutions (subject to quarterly adjustment). By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first, at which time the FICO interest obligation for both banks and thrifts should thereafter be identical, at a currently estimated rate of 2.4 cents per $100 of deposits.

As a "well-capitalized" thrift, ASB's base deposit-insurance premium effective January 1, 1997 is zero and its assessment for funding FICO interest payments is
6.5 cents per $100 of deposits, compared to payments that would have been calculated at 23 cents per $100 of deposits under the premium schedule in effect during the first three quarters of 1996.

The Funds Act provides that the SAIF and BIF will be merged into the Deposit Insurance Fund by January 1, 1999, but only if no insured depository institution is a thrift on that date. The Funds Act leaves to subsequent legislation, however, the manner in which thrift charters might be eliminated in favor of a bank or some other form of charter. Certain of the legislative proposals advanced to address this issue, if adopted, could have a material adverse effect on the Company. For example, if thrift charters are eliminated and ASB obtains a bank charter, HEI and its subsidiaries might become subject to the restrictions on the permissible activities of a bank holding company. While certain of the proposals that have been advanced would grandfather the activities of existing savings and loan holding companies such as HEI, management cannot predict whether or in what form any of these proposals might ultimately be adopted or the extent to which the business of HEI or ASB might be affected.

(4)  REAL ESTATE SUBSIDIARY
---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $45 million and $46 million at March 31, 1997 and December 31, 1996, respectively. The amounts MPC will ultimately realize relative to these real estate investments could differ materially from the recorded amounts as of March 31, 1997.

At March 31, 1997, MPC or its subsidiaries had issued (i) guarantees under which they were jointly and severally contingently liable with their joint venture partners for $2.1 million of outstanding loans and (ii) payment guarantees under which MPC or its subsidiaries were severally contingently liable for $5.6 million of outstanding loans and $2.9 million of additional undrawn loan facilities. All such loans are collateralized by real property. At March 31, 1997, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $8.0 million was outstanding and $3.8 million was undrawn, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

(5) HEI- AND HECO-OBLIGATED PREFERRED SECURITIES OF TRUST SUBSIDIARIES
----------------------------------------------------------------------
    DIRECTLY OR INDIRECTLY HOLDING SOLELY SUBORDINATED DEBENTURES OF HEI,
    ---------------------------------------------------------------------
    HEIDI, HECO, MECO AND HELCO
    ---------------------------

In February 1997, Hawaiian Electric Industries Capital Trust I (the Trust), a grantor trust, issued and sold, in an underwritten registered public offering, 4 million of its 8.36% Company-obligated preferred securities (trust preferred securities), representing preferred undivided beneficial ownership interests in the assets of the Trust. HEI owns 100% of the common securities of the Trust. The Trust utilized the proceeds from the issuance of the trust preferred securities ($100 million) and the trust common securities ($3.2 million) to purchase all the limited partner interests in HEI Preferred Funding, LP (the Partnership). Hycap Management, Inc. (Hycap), a wholly owned subsidiary of HEI, is the sole general partner of the Partnership. Substantially all of the proceeds from the sale of the limited partner interests and the general partner interest were used by the Partnership to purchase 8.36% junior subordinated debentures of HEI and HEIDI due in 2017 in the aggregate principal amount of $120.1 million. The limited partner interests in the Partnership is the sole asset of the Trust. HEI and HEIDI's junior subordinated debentures represent substantially all of the assets of the Partnership. In connection with these transactions, HEI issued subordinated guarantees relating to the performance of certain obligations by the Trust, the Partnership and HEIDI. HEI's obligations under the agreements related to the issuances of such securities, taken together, effectively constitute a full and unconditional guarantee on a subordinated basis by HEI of amounts due on the trust preferred securities. The debentures issued by HEI and HEIDI to the Partnership, the interests in the Partnership, HEI's investment in Hycap and the common securities of the Trust owned by HEI have been eliminated in the Company's consolidated balance sheet as of March 31, 1997.

In March 1997, HECO Capital Trust I, a grantor trust, issued and sold, in an underwritten registered public offering, 2 million of its 8.05% cumulative quarterly income preferred securities with an aggregate liquidation value of $50 million. See note (2) in HECO's "Notes to consolidated financial statements" for a discussion of the HECO-obligated preferred securities of trust subsidiary holding solely subordinated debentures of HECO, MECO and HELCO.

(6)  CASH FLOWS
---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                     Three months ended
                                                                                          March 31,
                                                                                  -----------------------
(in thousands)                                                                        1997         1996
---------------------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding
  interest paid on nonrecourse debt on leveraged leases)......................       $47,604      $49,203
                                                                                 ===========   ==========

Interest on nonrecourse debt from leveraged leases............................          $198         $182
                                                                                 ===========   ==========

Income taxes..................................................................        $4,822         $860
                                                                                 ===========   ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $3.6 million and $5.5 million for the three months ended March 31, 1997 and 1996, respectively.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $2.7 million for each of the three months ended March 31, 1997 and 1996.

(7)  ACCOUNTING CHANGES
-----------------------
ENVIRONMENTAL REMEDIATION LIABILITIES

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." The provisions of the SOP are consistent with the Company's current policies and, accordingly, adoption of the SOP on January 1, 1997 did not have a material effect on the Company's financial condition, results of operations or liquidity.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in the fourth quarter of 1997. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding for the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share data presented. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's reported earnings per share, financial position, results of operations or liquidity.

CAPITAL STRUCTURE

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which lists required disclosures about capital structure that had been included in a number of previously existing statements and opinions. SFAS No. 129 is effective for periods ending after December 15, 1997. The Company will adopt the provisions of SFAS No. 129 in its financial statements for 1997 and does not expect that its adoption will have a material effect on the Company's financial condition, results of operations or liquidity.

(8) CONTINGENCIES
-----------------

ENVIRONMENTAL REGULATION

By letters in January and February 1995, the Department of Health of the State of Hawaii (DOH) advised HECO, HTB, YB and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor and requested information regarding past hazardous substances and oil spills that may have occurred. HECO, HTB and YB provided responses to the DOH letters. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be either potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 to inform them of its findings and to establish the framework to determine remedial and cleanup requirements. A Technical Workgroup (comprised of certain of the parties identified in the December 1995 DOH letter, including HECO, Chevron U.S.A. Inc., Shell Oil Products Company and others) was formed to conduct independent voluntary investigations relative to this issue.

Because the process for determining the nature and extent of any contamination, the responsible parties and the appropriate remedial and cleanup action, if any, is at an early stage, management cannot predict at this time the extent to which the costs of further site analysis or future remediation and cleanup requirements will be borne by HECO or YB, nor can it estimate when any such costs would be incurred. Certain of such costs if incurred by HECO or YB may be claimed and covered under insurance policies, but such coverage is not determinable at this time.

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

A lawsuit stemming from this situation was settled in 1994, with the Company making a settlement payment of $32 million to the Rehabilitator. HEI and HEIDI are seeking reimbursement for the settlement and defense costs from their insurance carriers. One of the insurance carriers filed a declaratory relief action in the U.S. District Court for Hawaii seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI filed counterclaims. The U.S. District Court has acted on several motions for partial summary judgment filed by HEI, HEIDI and the insurance carrier. The remaining issues are scheduled for trial on July 28, 1997. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                                                   March 31,             December 31,
(in thousands, except par value)                                                     1997                    1996
---------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land....................................................................          $     29,914            $     29,897
   Plant and equipment.....................................................             2,477,978               2,446,073
   Less accumulated depreciation and amortization..........................              (849,209)               (828,917)
   Plant acquisition adjustment, net.......................................                   601                     614
   Construction in progress................................................               196,463                 197,835
                                                                             ----------------------  ----------------------
         Net utility plant.................................................             1,855,747               1,845,502
                                                                             ----------------------  ----------------------
Current assets
   Cash and equivalents....................................................                 3,308                     823
   Customer accounts receivable, net ......................................                77,560                  76,578
   Accrued unbilled revenues, net..........................................                41,686                  43,726
   Other accounts receivable, net..........................................                 4,797                   4,179
   Fuel oil stock, at average cost.........................................                27,107                  28,490
   Materials and supplies, at average cost.................................                18,813                  18,942
   Prepayments and other...................................................                 3,627                   3,676
                                                                             ----------------------  ----------------------
         Total current assets..............................................               176,898                 176,414
                                                                             ----------------------  ----------------------
Other assets
   Regulatory assets.......................................................               101,216                  98,380
   Other...................................................................                49,385                  45,250
                                                                             ----------------------  ----------------------
         Total other assets................................................               150,601                 143,630
                                                                             ----------------------  ----------------------
                                                                                       $2,183,246              $2,165,546
                                                                             ======================  ======================
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares.............................          $     85,387            $     85,387
   Premium on capital stock................................................               297,060                 298,154
   Retained earnings.......................................................               369,872                 367,770
                                                                             ----------------------  ----------------------
         Common stock equity...............................................               752,319                 751,311
   Cumulative preferred stock
      Not subject to mandatory redemption..................................                48,293                  48,293
      Subject to mandatory redemption......................................                34,565                  36,160
   HECO-obligated preferred securities of trust subsidiary holding
      solely subordinated debentures of HECO, MECO and HELCO...............                50,000                      --
   Long-term debt, net.....................................................               594,087                 589,226
                                                                             ----------------------  ----------------------
         Total capitalization..............................................             1,479,264               1,424,990
                                                                             ----------------------  ----------------------
Current liabilities
   Long-term debt due within one year......................................                    --                  13,000
   Preferred stock sinking fund payments...................................                 1,695                   2,795
   Short-term borrowings - nonaffiliates...................................                79,165                 125,920
   Short-term borrowings - affiliate.......................................                28,200                      --
   Accounts payable........................................................                67,389                  66,062
   Interest and preferred dividends payable................................                16,311                  11,034
   Taxes accrued...........................................................                50,500                  55,586
   Other...................................................................                18,969                  24,843
                                                                             ----------------------  ----------------------
         Total current liabilities.........................................               262,229                 299,240
                                                                             ----------------------  ----------------------
Deferred credits and other liabilities
   Deferred income taxes...................................................               119,339                 119,613
   Unamortized tax credits.................................................                47,964                  47,634
   Other...................................................................                77,059                  76,264
                                                                             ----------------------  ----------------------
         Total deferred credits and other liabilities......................               244,362                 243,511
                                                                             ----------------------  ----------------------
Contributions in aid of construction.......................................               197,391                 197,805
                                                                             ----------------------  ----------------------
                                                                                       $2,183,246              $2,165,546
                                                                             ======================  ======================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                      --------------------------------------
(in thousands, except for ratio of earnings to fixed charges)                                 1997                1996
----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES.................................................................          $271,597            $245,944
                                                                                             --------            --------
OPERATING EXPENSES
Fuel oil...........................................................................            69,220              53,622
Purchased power....................................................................            70,751              67,807
Other operation....................................................................            36,911              33,591
Maintenance........................................................................            12,063              11,945
Depreciation and amortization......................................................            20,497              18,343
Taxes, other than income taxes.....................................................            25,637              23,708
Income taxes.......................................................................            11,704              12,233
                                                                                             --------            --------
                                                                                              246,783             221,249
                                                                                             --------            --------
OPERATING INCOME...................................................................            24,814              24,695
                                                                                             --------            --------
OTHER INCOME
Allowance for equity funds used during construction................................             2,673               2,651
Other, net.........................................................................             2,071               1,851
                                                                                             --------            --------
                                                                                                4,744               4,502
                                                                                             --------            --------
INCOME BEFORE INTEREST AND OTHER CHARGES...........................................            29,558              29,197
                                                                                             --------            --------
INTEREST AND OTHER CHARGES
Interest on long-term debt.........................................................             9,859               8,528
Amortization of net bond premium and expense.......................................               327                 315
Other interest charges.............................................................             2,106               2,490
Allowance for borrowed funds used during construction..............................            (1,527)             (1,350)
Preferred stock dividends of subsidiaries..........................................               650                 702
Preferred securities distributions of trust subsidiary.............................                58                  --
                                                                                             --------            --------
                                                                                               11,473              10,685
                                                                                             --------            --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS OF HECO....................................            18,085              18,512
Preferred stock dividends of HECO..................................................               921                 973
                                                                                           ----------            --------

NET INCOME FOR COMMON STOCK........................................................          $ 17,164            $ 17,539
                                                                                           ==========            ========

Ratio of earnings to fixed charges (SEC method)....................................              3.08                3.32
                                                                                           ==========            ========



Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                           -----------------------------
(in thousands)                                                                              1997                1996
------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD.............................................          $367,770            $343,425
Net income for common stock........................................................            17,164              17,539
Common stock dividends.............................................................           (15,062)            (11,054)
                                                                                             --------            --------
RETAINED EARNINGS, END OF PERIOD...................................................          $369,872            $349,910
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

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                           --------------------------------
(in thousands)                                                                                 1997                1996
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends of HECO....................................          $ 18,085            $ 18,512
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation and amortization of property,
         plant and equipment.......................................................            20,497              18,343
      Other amortization...........................................................             2,502               1,219
      Deferred income taxes........................................................              (274)                838
      Tax credits, net.............................................................               739                 920
      Allowance for equity funds used during construction..........................            (2,673)             (2,651)
      Changes in assets and liabilities
           Decrease (increase) in accounts receivable..............................            (1,600)              9,603
           Decrease in accrued unbilled revenues...................................             2,040               9,552
           Decrease (increase) in fuel oil stock...................................             1,383              (2,793)
           Decrease (increase) in materials and supplies...........................               129                (343)
           Increase in regulatory assets...........................................            (2,822)               (858)
           Increase in accounts payable............................................             1,327               1,654
           Increase in interest and preferred dividends payable....................             5,277               1,939
           Changes in other assets and liabilities.................................           (17,057)            (17,201)
                                                                                            ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................................            27,553              38,734
                                                                                            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...............................................................           (28,144)            (39,046)
Contributions in aid of construction...............................................             1,281               2,460
Payments on (issuance of) notes receivable.........................................             1,191                (312)
                                                                                            ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES..............................................           (25,672)            (36,898)
                                                                                            ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends.............................................................           (15,062)            (11,054)
Preferred stock dividends..........................................................              (921)               (973)
Proceeds from issuance of HECO-obligated preferred securities of trust subsidiary..            50,000                  --
Proceeds from issuance of long-term debt...........................................             4,821                   9
Repayment of long-term debt........................................................           (13,000)                 --
Redemption of preferred stock......................................................            (2,695)             (2,400)
Net increase (decrease) in short-term borrowings from nonaffiliates
   and affiliate with original maturities of three months or less..................           (18,555)             18,257
Other..............................................................................            (3,984)             (4,002)
                                                                                            ---------           ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES................................               604                (163)
                                                                                            ---------           ---------

Net increase in cash and equivalents...............................................             2,485               1,673
Cash and equivalents, beginning of period..........................................               823                  20
                                                                                            ---------           ---------
CASH AND EQUIVALENTS, END OF PERIOD................................................         $   3,308           $   1,693
                                                                                            =========           =========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997 and 1996
(Unaudited)

--------------------------------------------------------------------------------


(1)  BASIS OF PRESENTATION
--------------------------
The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1996.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of March 31, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three months ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.


(2)  HECO-OBLIGATED PREFERRED SECURITIES OF TRUST SUBSIDIARY HOLDING SOLELY
---------------------------------------------------------------------------
     SUBORDINATED DEBENTURES OF HECO, MECO and HELCO
     -----------------------------------------------

In March 1997, HECO Capital Trust I, a grantor trust, issued and sold, in an underwritten registered public offering, 2 million of its 8.05% cumulative quarterly income preferred securities (trust preferred securities), Series 1997, with an aggregate liquidation value of $50 million. HECO Capital Trust I also issued shares of common securities to HECO with an aggregate liquidation value of approximately $2 million. Proceeds from the offering of the trust preferred securities and the issuance of the common securities were used by HECO Capital Trust I to purchase 8.05% junior subordinated deferrable interest debentures Series 1997 (junior deferrable debentures) issued by HECO, MECO and HELCO with a face value of approximately $52 million and a maturity date of 2027. The only assets of HECO Capital Trust I are the junior deferrable debentures. In connection with these transactions, HECO issued subordinated guarantees relating to the performance of obligations by HECO Capital Trust I, MECO and HELCO. HECO's obligations under the agreements related to the issuances of such securities, taken together, effectively constitute a full and unconditional guarantee on a subordinated basis by HECO of amounts due under the trust preferred securities. The junior deferrable debentures issued by HECO, MECO and HELCO to HECO Capital Trust I and the common securities of HECO Capital Trust I owned by HECO have been eliminated in HECO's consolidated balance sheet as of March 31, 1997.

(3)  CASH FLOWS
---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                               Three months ended
                                                                                                   March 31,
                                                                                          --------------------------
(in thousands)                                                                              1997                1996
--------------------------------------------------------------------------------------------------------------------
Interest...........................................................................        $6,244              $7,906
                                                                                          =======             =======

Income taxes.......................................................................          $306                $711
                                                                                          =======             =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $2.7 million for each of the three months ended March 31, 1997 and 1996.

(4)  COMMITMENTS AND CONTINGENCIES
----------------------------------
HELCO POWER SITUATION

BACKGROUND. In 1991, HELCO identified the need, beginning in 1994, for
----------
additional generation to provide for forecast load growth while maintaining a satisfactory generation reserve margin, to address uncertainties about future deliveries of power from existing firm power producers and to permit the retirement of older generating units. Accordingly, HELCO proceeded with plans to install at its Keahole power plant site two 20-megawatt (MW) combustion turbines (CT-4 and CT-5), followed by an 18-MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56-MW (net) combined-cycle unit. In January 1994, the Public Utilities Commission of the State of Hawaii (PUC) approved expenditures for CT-4, which HELCO had planned to install in late 1994.

Despite HELCO's best efforts to install this additional generation, the schedule for the installation of HELCO's phased combined-cycle unit at the Keahole power plant site has been revised due to delays in (a) obtaining approval from the Hawaii Board of Land and Natural Resources (BLNR) of a Conservation District
Use Permit (CDUP) amendment and (b) obtaining from the DOH and the U.S. Environmental Protection Agency (EPA) an air quality Prevention of Significant Deterioration/Covered Source (PSD) permit for the Keahole power plant site.

CDUP AMENDMENT. On January 3, 1997, the Third Circuit Court of the State of
--------------
Hawaii issued a decision on HELCO's appeal of an order of the BLNR. The decision in effect allows HELCO to use its Keahole property as requested in its application for the CDUP amendment. Entry of final judgment on all unresolved issues is pending. While this decision is subject to appeal upon entry of final judgment, management believes that HELCO will ultimately prevail and the decision will be upheld.

PSD PERMIT. In a November 1995 letter to the DOH, the EPA declined to sign
----------
HELCO's PSD permit for the combined-cycle unit on the basis that a different emission control technology should be used. HELCO then proposed to reduce net nitrogen oxide emission increases resulting from the addition of the combined-cycle unit by retiring and/or reducing the use of certain existing Keahole diesel units. The EPA stated that it found the netting proposal procedurally and substantively acceptable, and that if emission increases were kept below significance levels, it would not require the use of any particular emission control technology. In December 1996, the DOH proposed a revised draft air permit which reflected HELCO's netting proposal and was acceptable to HELCO. A public hearing relating to the modifications in the revised draft permit was held on March 3, 1997. Based on the proceedings to date, management believes that HELCO will obtain the required PSD permit.

DECLARATORY JUDGMENT ACTION. On February 5, 1997, the Keahole Defense Coalition
---------------------------
and three individuals filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. While management believes the allegations are without merit, it is too early to predict the outcome of this lawsuit. HELCO has filed its answer, and intends to vigorously defend against the claims raised.

IPP COMPLAINTS. Two independent power producers (IPPs), Kawaihae Cogeneration
--------------
Partners (KCP) and Enserch Development Corporation (Enserch), filed separate complaints against HELCO with the PUC in 1993 and 1994, respectively, alleging that they are entitled to power purchase contracts to provide HELCO with additional capacity which they claim would be a substitute for HELCO's planned 56-MW combined-cycle unit at Keahole. Under HELCO's current estimate of generating capacity requirements, there is a near term need for capacity in addition to the capacity which might be provided by either of the proposed IPP units.

In September 1995, the PUC allowed HELCO to continue to pursue construction of and commit expenditures for the second combustion turbine (CT-5) and the steam recovery generator (ST-7) for its planned combined-cycle unit, stating in its order that "no part of the project may be included in

HELCO's rate base unless and until the project is in fact installed, and is used and useful for utility purposes." In view of permitting delays and the need for power, the PUC also ordered HELCO to continue negotiating with the IPPs and directed that the facility to be built (i.e., either HELCO's or one of the IPPs') should be the one that can be most expeditiously put into service at "allowable cost."

On January 26, 1996, the PUC ordered HELCO to continue in good faith to negotiate a power purchase agreement with KCP. Status reports were filed with the PUC in March 1996. On December 12, 1996, KCP filed directly with the PUC a new proposal pursuant to which it would construct a facility and have HELCO operate and manage the facility. Although the new proposal had not been submitted to or negotiated with HELCO, KCP asked the PUC to compel HELCO to enter into the agreement. On December 19, 1996, HELCO filed a Motion to Dismiss or to extend the time for responding. On March 10, 1997, the PUC denied KCP's motion to compel HELCO to enter into KCP's proposed agreement, noting that KCP's proposal was in the nature of a lease of a generating facility, rather than a power purchase agreement within the purview of the Public Utility Regulatory Policies Act of 1978. The PUC Order also confirmed the importance of placing the next generating unit on line as quickly as possible to meet the recognized generation shortfall on the island of Hawaii, and directed KCP and HELCO to resume negotiations aimed at finalizing a power purchase agreement. The Order directed HELCO and KCP to submit to the PUC, within 45 days of the Order, either a finalized power purchase agreement or a written report on the matters preventing an agreement, including specific positions on each disputed issue, as to which the parties may request a hearing or submit to the PUC for resolution. KCP and HELCO filed their written reports on April 24 and 25, 1997, respectively. KCP has requested a hearing to resolve the remaining issues.

On October 4, 1996, the PUC issued its D&O that, among other things, required HELCO and Enserch to continue to negotiate on an expeditious basis and, within 75 days, to submit to the PUC either a finalized power purchase agreement or reports on matters that are preventing the finalization of an agreement. The parties were not able to finalize a power purchase agreement within the 75 days and, accordingly, filed status reports with the PUC on December 24, 1996. Negotiations are ongoing, and the parties have continued to update the PUC on the status of the negotiations.

On April 1, 1997, Hilo Coast Processing Company (HCPC) filed a complaint against HELCO with the PUC, requesting an immediate hearing on HCPC's offer for a new 20-year power purchase contract for its existing facility, which is proposed to be expanded from 22 MW to 32 MW. HCPC's existing power purchase agreement is scheduled to terminate at the end of 1999. HELCO's answer to the complaint is due at the end of May 1997.

Management cannot determine at this time whether the negotiations with the IPPs and related PUC proceedings will result in a power purchase agreement.

COSTS INCURRED. As of March 31, 1997, HELCO's costs incurred in its efforts to
--------------
put into service its combined-cycle unit amounted to $50.6 million, including approximately $26.8 million for equipment and material purchases, approximately $10.5 million for planning, engineering, permitting, site development and other costs and approximately $13.3 million as an allowance for funds used during construction.

CONTINGENCY PLANNING. In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address possible further delays in obtaining the permits necessary to construct its combined-cycle unit. HELCO arranged for additional firm capacity to be provided by its existing firm power producers, obtained contracts shifting loads to off-peak hours, deferred generation unit retirements and, in January 1996, began the implementation of its energy-efficiency demand-side management programs. These measures have helped HELCO maintain its reserve margin and reduce the risk of capacity shortages.

In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO filed reports in March and October 1996 and April 1997 to update the PUC on its contingency plan and its implementation.

ENVIRONMENTAL REGULATION

See note (8), "Contingencies," in HEI's "Notes to consolidated financial statements."

PUC SHOW CAUSE ORDER FOR HECO

On March 10, 1997, the PUC issued a show cause order to HECO requesting information to assist the PUC in determining if it should reduce HECO's rates and require HECO to refund any excess earnings to its ratepayers.

In the order, the PUC cites that for 1996 HECO recorded a return on average common equity (ROACE) of 11.93% and a simple average rate of return on rate base
(ROR) of 9.70% which exceeded the 11.40% ROACE and the 9.16% ROR determined to be reasonable by the PUC in the utility's last rate case. The PUC also compared HECO's 1994, 1995 and 1996 actual results of operations (for ratemaking purposes) with the projected results of operations that the PUC used in approving electric rates in HECO's last two rate cases. The PUC stated that those results appeared to indicate that it is unlikely that the ROR experienced by HECO in 1996 will decrease significantly in the future and that it is therefore appropriate to examine HECO's rate of return.

The revenues recorded by HECO during 1996 were based on rates approved in a final PUC D&O in HECO's 1995 test year rate case. The amount of 1996 net income represented by the difference between the actual ROR of 9.70% and the 9.16% determined reasonable in December 1995 by the PUC was less than $4.5 million. It would be highly unusual if this show cause order were to result in a refund to customers based on a retroactive calculation. By contrast, the refund of $10 million of revenues, which was ordered by the PUC in December of 1995 and refunded in the first half of 1996, related to revenues that had been collected under interim rate orders in which the PUC clearly stated that revenues collected under the interim orders were subject to refund.

On April 7, 1997, HECO filed its response to the PUC's order. HECO indicated the reported RORs for 1995 and 1996 were higher than the return used to determine the 1995 test year revenue requirements primarily due to the impact in 1995 of higher kilowatthour sales because of warmer than normal weather, and the impact in 1996 of higher kilowatthour sales because of normal expected sales growth, increased military sales and warmer than normal weather. HECO also reported that its pro forma results for 1997 projects a ROR (for ratemaking purposes) of 9.39%. HECO indicated that the return it expects to earn in 1997 is within the "zone of reasonableness" and should not be deemed excessive. Among other things, HECO explained that the weighted average cost of capital in 1997 should be higher than the 9.16% found to be reasonable in HECO's 1995 test year rate case, because a higher ROACE is appropriate under 1997 market conditions. HECO also pointed out that it is not compensated in those years when its actual results fall below returns that were found to be reasonable in the most recent rate case. Management cannot predict the PUC's assessment of HECO's response or what future PUC action may be taken in this proceeding.

(5)  ACCOUNTING CHANGES
-----------------------

ENVIRONMENTAL REMEDIATION LIABILITIES

In October 1996, the American Institute of Certified Public Accountants issued SOP 96-1, "Environmental Remediation Liabilities." The provisions of the SOP are consistent with HECO and its subsidiaries' current policies and, accordingly, adoption of the SOP on January 1, 1997 did not have a material effect on HECO's consolidated financial condition, results of operations or liquidity.

CAPITAL STRUCTURE

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which lists required disclosures about capital structure that had been included in a number of previously existing statements and opinions. SFAS No. 129 is effective for periods ending after December 15, 1997. HECO and its subsidiaries' will adopt the provisions of SFAS No. 129 in its financial statements for 1997 and does not expect the adoption will have a material effect on HECO's consolidated financial condition, results of operations or liquidity.

(6)  SUMMARIZED FINANCIAL INFORMATION
-------------------------------------

Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:

BALANCE SHEET DATA

                                                                   HELCO                               MECO
                                                      ---------------------------------  ----------------------------------
                                                        March 31,         December 31,       March 31,       December 31,
(in thousands)                                            1997                 1996             1997              1996
---------------------------------------------------------------------------------------------------------------------------
Current assets......................................      $ 27,921           $ 26,345          $ 29,864          $ 30,701
Noncurrent assets...................................       394,006            390,464           372,519           366,489
                                                         ---------         ----------         ---------         ---------
                                                          $421,927           $416,809          $402,383          $397,190
                                                         =========         ==========         =========         =========

Common stock equity.................................      $140,718           $143,212          $147,892          $147,573
Cumulative preferred stock
    Not subject to mandatory redemption.............        10,000             10,000             8,000             8,000
    Subject to mandatory redemption.................         7,200              7,200             5,765             5,960
Current liabilities.................................        71,411             73,650            36,324            41,700
Noncurrent liabilities..............................       192,598            182,747           204,402           193,957
                                                         ---------          ---------         ---------         ---------
                                                          $421,927           $416,809          $402,383          $397,190
                                                         =========          =========         =========         =========


INCOME STATEMENT DATA
                                                                    HELCO                              MECO
                                                      ---------------------------------- ----------------------------------
                                                             Three months ended                 Three months ended
                                                                  March 31,                          March 31,
                                                      ---------------------------------- ----------------------------------
(in thousands)                                               1997            1996             1997              1996
---------------------------------------------------------------------------------------------------------------------------
Operating revenues.................................        $40,338         $35,189            $37,979         $32,795
Operating income...................................          3,343           2,689              4,429           3,930
Net income for common stock........................          2,736           2,139              3,295           3,167

(7)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
     --------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     ---------------------------------

                                                                                              Three months ended
                                                                                                  March 31,
                                                                                        -------------------------------
(in thousands)                                                                              1997             1996
-----------------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated activities before income taxes (per
   HEI consolidated statements of income).............................................      $38,594          $38,739
Deduct:
   Income taxes on regulated activities...............................................      (11,704)         (12,233)
   Revenues from nonregulated activities..............................................       (2,159)          (1,893)
Add:
   Expenses from nonregulated activities..............................................           83               82
                                                                                            -------          -------
Operating income from regulated activities after income taxes (per HECO consolidated
   statements of income)..............................................................      $24,814          $24,695
                                                                                            =======          =======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

                              RESULTS OF OPERATIONS
HEI CONSOLIDATED
----------------

                                           Three months ended
                                                March 31,
(in thousands, except per                  -----------------          %      Primary reason(s) for significant
share amounts)                             1997        1996         change              change*
----------------------------------------------------------------------------------------------------------------
Revenues.............................      $359,193     $326,169      10    Increases for all segments

Operating income ....................        49,352       46,735       6    Increase for the savings bank segment
                                                                            and "other" segment

Net income...........................        19,663       18,869       4    Higher operating income, partly offset
                                                                            by higher preferred securities
                                                                            distributions due to the issuance of
                                                                            HEI-obligated preferred securities of
                                                                            trust subsidiary and higher interest
                                                                            expense due to higher average
                                                                            borrowings and higher cost of
                                                                            borrowings

Earnings per common share............         $0.64        $0.63       2    See explanation for "net income,"
                                                                            partly offset by an increase in shares
                                                                            outstanding
Weighted average number of common
 shares outstanding..................        30,960       29,884       4    Issuances under the Dividend
                                                                            Reinvestment and Stock Purchase Plan
                                                                            and other plans

*  Also see segment discussions which follow.

Following is a general discussion of the results of operations by business segment.

ELECTRIC UTILITY
----------------

                                     Three months ended
                                          March 31,
(in thousands,except per       ------------------------------        %               Primary reason(s) for significant
barrel amounts)                      1997            1996          change                          change
-----------------------------------------------------------------------------------------------------------------------------
Revenues......................      $273,756        $247,837         10       Recovery through rates of higher fuel prices
                                                                              ($19 million) and integrated resource planning
                                                                              costs ($3 million, including demand-side
                                                                              management program costs and lost margins),
                                                                              higher rates ($2 million) and a 0.7% increase
                                                                              in KWH sales ($2 million)
Expenses
   Fuel oil...................        69,220          53,622         29       Higher fuel oil prices and more KWHs generated

   Purchased power............        70,751          67,807          4       Higher fuel prices, partly offset by less
                                                                              KWHs purchased

   Other......................        95,191          87,669          9       Higher other operation expense (partly due to
                                                                              higher integrated resource plan related
                                                                              costs), depreciation expense and taxes, other
                                                                              than income taxes


Operating income..............        38,594          38,739         --       Higher revenues offset by higher expenses

Net  income...................        17,164          17,539         (2)      Lower operating income and higher interest
                                                                              expense

Fuel oil price per barrel.....         28.12           22.50          25

Kilowatthour (KWH) sales in the first quarter of 1997 increased 0.7% from the same quarter in 1996, partly due to an increase in the number of customers. However, electric utility operating income was essentially flat due to higher expenses, such as higher other operation expenses due to higher production expenses and higher depreciation expense due to additions to plant in 1996. Interest expense increased primarily due to additional revenue bond drawdowns.

REGULATION OF ELECTRIC UTILITY RATES

The PUC has broad discretion in its regulation of the rates charged by HEI's electric utility subsidiaries and in other matters. Any adverse decision and order (D&O) by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding, could have a material adverse effect on the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O. Interim rate increases are subject to refund with interest, pending the final outcome of the case. Management cannot predict with certainty when D&Os in pending or future rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

RECENT RATE REQUESTS
--------------------
HEI's electric utility subsidiaries have requested electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability.

HAWAII ELECTRIC LIGHT COMPANY, INC.
-----------------------------------
 . In March 1995, HELCO filed a request to increase rates based on a 1996 test year. In February 1996, HELCO revised its requested increase to 6.2%, or $8.9 million in annual revenues, based on a 12.5% ROACE. In March 1996, HELCO received an interim D&O authorizing a 4.8%, or $6.8 million, increase in annual revenues, based on an 11.65% ROACE, effective March 4, 1996. In April 1997, HELCO received a final D&O which made permanent the $6.8 million interim increase.

MAUI ELECTRIC COMPANY, LIMITED
------------------------------
 . In February 1995, MECO filed a request to increase rates based on a 1996 test year. MECO's final requested increase was 3.8%, or $5.0 million in annual revenues, based on an 11.5% ROACE. The Consumer Advocate stipulated to the proposed ROACE. In January 1996, MECO received an interim D&O authorizing an increase of 2.8%, or $3.7 million in annual revenues, based on an 11.5% ROACE, effective February 1, 1996. In April 1997, MECO received a final D&O authorizing a 2.9%, or $3.9 million increase in annual revenues, based on a ROACE of 11.5%, or a $0.2 million increase in annual revenues over the $3.7 million increase allowed in the interim order.

 . In May 1996, MECO filed a request to increase rates based on a 1997 test year, primarily to recover the costs related to the anticipated 1997 addition of new generating unit M17. MECO requested an increase of 13%, or $18.9 million in annual revenues over rates in effect at the time of filing, based on a 12.9% ROACE. On November 7, 1996, MECO filed a motion with the PUC to approve a stipulation between MECO and the Consumer Advocate which would close the MECO 1997 rate case and would provide MECO with an increase in annual revenues of $1.5 million over revenues at currently effective rates, based on an 11.65% ROACE. The stipuluation stated that the increase would be effective January 1, 1997, but it has not and will not become effective unless and until the PUC approves the stipulation. The primary reason for the stipulation was a delay in the expected in-service date for MECO's generating unit M17, from the second half of 1997 to the first half of 1998, which resulted from delays in obtaining the necessary PSD permit from the DOH/EPA. MECO anticipates that it will obtain the PSD permit necessary to place M17 in service in 1998, in which event it is likely that MECO will file a request to increase rates based on a 1998 test year.

CONTINGENCIES

See note (4) in HECO's "Notes to consolidated financial statements" for a discussion of contigencies, including the HELCO power situation, environmental regulation and the PUC show cause order for HECO.

SAVINGS BANK
------------

                                    Three months ended
                                         March 31,
                                -----------------------------      %
(in thousands)                      1997           1996          change         Primary reason(s) for significant change
------------------------------------------------------------------------------------------------------------------------------
Revenues.......................   $68,912        $65,792          5        Higher interest income as a result of the higher
                                                                           average loans receivable balance, partly offset
                                                                           by the lower average mortgage-backed securities
                                                                           balance and lower weighted average yields on
                                                                           these assets


Operating income*..............    12,285          9,956        23         Higher net interest income and a reduction in
                                                                           deposit-insurance premiums, partly offset by an
                                                                           increase in the provision for loan losses and
                                                                           higher compensation and employee benefit expenses

Net income*....................     7,099          5,790        23         Higher operating income

Interest rate spread...........      2.97%          2.85%                  9 basis points decrease in the weighted average
                                                                           yield on interest-earning assets offset by a 21
                                                                           basis points decrease in the weighted average
                                                                           rate on interest-bearing liabilities

* On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which authorized a one-time deposit-insurance premium assessment by the FDIC. ASB's assessment was $8.3 million after-tax and was accrued in September 1996. After the one-time assessment, ASB's deposit-insurance premiums (including assessments to pay interest on the FICO bond) were reduced from 23 cents to 6.5 cents per $100 of deposits, effective January 1, 1997. As a result of the reduction in deposit-insurance premiums, ASB's pretax and after-tax savings were approximately $0.9 million and $0.5 million, respectively, for the first quarter of 1997. See note (3) in HEI's "Notes to consolidated financial statements" for additional information.

Several factors contributed to the increase in ASB's interest rate spread--the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. One of the primary factors was the decrease in ASB's deposit rates since September 1996. Comparing first quarter 1997 to the same period in 1996, the weighted average rate on interest-bearing liabilities decreased more than the weighted average yield on interest-earning assets decreased.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. Deposits increased by $24 million in the first quarter of 1997, including $17 million of interest credited to accounts. ASB also derives funds from receipt of interest and principal on outstanding loans receivable and mortgage-backed securities, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase and other sources. In recent years, securities sold under agreements to repurchase and advances from the FHLB of Seattle have become more significant sources of funds as the demand for deposits decreased. Using sources of funds with a higher cost than deposits, such as securities sold under agreements to repurchase, puts downward pressure on ASB's net interest income.

In 1996, the federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on deposit and loans receivable rates, decreased from 5.5% to 5.25%. In the first quarter of 1997, the federal funds rate increased 25 basis points to 5.5%.

OTHER
-----

                                     Three months ended
                                          March 31,
                                  --------------------------       %
(in thousands)                       1997           1996         change         Primary reason(s) for significant change
------------------------------------------------------------------------------------------------------------------------------
Revenues.......................      $16,525       $12,540         32       MPC's higher unit sales, freight transportation
                                                                            subsidiaries' higher interstate revenue and
                                                                            HEIIC's investment income

Operating loss.................       (1,527)       (1,960)        22       HEIIC's investment income

The "Other" business segment includes results of operations from HTB and its subsidiary, YB, which are maritime freight transportation companies; HEIIC, which is a company primarily holding investments in leveraged leases; MPC and its subsidiaries, which are real estate development and investment companies; HEIPC and its subsidiaries, which are companies formed to pursue independent power projects in Asia and the Pacific; Pacific Energy Conservation Services, Inc., a contract services company providing limited services to an affiliate; HEI and HEIDI, which are holding companies; and eliminations of intercompany transactions.

FREIGHT TRANSPORTATION

The freight transportation subsidiaries recorded operating income of $0.4 million in each of the first quarters of 1997 and 1996. The flat operating income for the quarter is due to higher interstate revenue offset by higher operation and maintenance expenses. The freight transportation subsidiaries continue to be negatively impacted by the slow economic activity on the neighbor islands and the slow construction industry in Hawaii.

In December 1996, the PUC approved a stipulated agreement between YB and the Consumer Advocate to increase rates by $1.4 million annually, or 3.9%, effective in that month. In March 1997, YB filed a request with the PUC for a general rate increase based on a 1997 test year. YB requested an increase of 8.2%, or $2.9 million in annual revenues, based on a 14.99% ROACE. On April 11, 1997, the PUC suspended the request until October 10, 1997.

REAL ESTATE

MPC's real estate development activities have been negatively impacted by the slow real estate market in Hawaii. It is expected that Hawaii's real estate market will not rebound in the near term. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects. For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

OTHER

HEIPC was formed in March 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power projects in Asia and the Pacific. HEIPC's consolidated operating loss in the first quarter of 1997 was $0.3 million, compared with $0.4 million for the same period in 1996.

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement with the Guam Power Authority, pursuant to which HPG will rehabilitate, operate and maintain for approximately 20 years two oil-fired 25-MW (net) units at Tanguisson, Guam. On October 30, 1996, HEI filed with the SEC a "Notification of Foreign Utility Company Status" on Form U-57. On November 11, 1996, HPG assumed operational control of the Tanguisson facility. HPG's total cost to rehabilitate the two units is expected to be approximately $14 million, approximately 80% of which HPG is seeking to fund through nonrecourse financing. Repair of the facility is expected to be complete by the end of July 1997, but payments by the Guam Power Authority under the agreement commenced in January 1997.

CONTINGENCIES
-------------
See note (8) in HEI's "Notes to consolidated financial statements" for a discussion of contingencies, including environmental regulation and The Hawaiian Insurance & Guaranty Company, Limited.

ACCOUNTING CHANGES
------------------
For a discussion of SOP 96-1, "Environmental Remediation Liabilities", SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure", see note (7) in HEI's "Notes to consolidated financial statements."

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

The consolidated capital structure of HEI was as follows:

(in millions)                                                     March 31, 1997                December 31, 1996
------------------------------------------------------------------------------------------------------------------------
Short-term borrowings..................................       $   103            5%            $   217          11%
Long-term debt.........................................           802           42                 810          43
HEI- and HECO-obligated
   preferred securities of trust subsidiaries .........           150            8                  --          --
Preferred stock of electric utility subsidiaries.......            85            4                  87           5
Common stock equity....................................           779           41                 773          41
                                                             --------     --------            --------    --------
                                                               $1,919          100%             $1,887         100%
                                                             ========     ========            ========    ========

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from FHLB are not included in the table above.

For the first three months of 1997, net cash provided by operating activities was $32 million. Net cash used in investing activities was $76 million, largely due to ASB's loan originations and mortgage-backed securities purchased, net of repayments, and consolidated HECO's capital expenditures. Net cash provided by financing activities was $45 million as a result of several factors, including net increases in securities sold under agreements to repurchase and deposit liabilities, and the issuance of HEI- and HECO-obligated preferred securities of trust subsidiaries, partly offset by decreases in short-term borrowings and advances from FHLB, and by common stock dividends.

See note (5) in HEI's "Notes to consolidated financial statements" and note (2) in HECO's "Notes to consolidated financial statements" for a discussion of HEI- and HECO-obligated preferred securities of trust subsidiaries. Proceeds related to the issuance of these securities were used by HEI and HEIDI primarily to repay short-term borrowings and to make loans to affiliates, and proceeds to HECO, MECO and HELCO were used primarily to repay short-term borrowings incurred to finance capital expenditures.

Total HEI consolidated financing requirements for 1997 through 2001, including net capital expenditures (which exclude the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase) and sinking fund requirements, are currently estimated to total $1.0 billion. Of this amount, approximately $0.8 billion is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 67% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. Over the five-year period 1997 through 2001, HEI currently estimates that, in addition to retained earnings and the proceeds from the sale of the HEI- and HECO-obligated preferred securities of trust subsidiaries, it will require not more than $158 million in additional equity, which is expected to be provided principally by the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan. The additional equity will be used primarily to reduce HEI's overall borrowing level and to fund the common equity requirements of its subsidiaries. Additional equity in excess of the $158 million described above, and additional debt financing, may be required to fund activities not included in the 1997-2001 forecast, such as the development of additional independent power projects by HEIPC and its subsidiaries in Asia and the Pacific.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

ELECTRIC UTILITY

HECO's consolidated capital structure was as follows:

(in millions)                                                 March 31, 1997                       December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------
Short-term borrowings from nonaffiliates and
   affiliate.......................................         $    107              7%                $   126            8%
Long-term debt.....................................              594             38                     602           38
HECO-obligated preferred securities of trust
   subsidiary......................................               50              3                      --           --
Preferred stock....................................               85              5                      87            6
Common stock equity................................              752             47                     751           48
                                                              ------          -----                  ------        -----
                                                              $1,588            100%                 $1,566          100%
                                                              ======          =====                  ======        =====

Operating activities provided $28 million in net cash during the first three months of 1997. Investing activities used net cash of $26 million primarily for capital expenditures. Financing activities provided net cash of $1 million, including $50 million of proceeds from the sale of the HECO-obligated preferred securities of trust subsidiary, mostly offset by net decreases in short-term borrowings, long-term debt and preferred stock, and the payment of common and preferred dividends.

The electric utilities' consolidated financing requirements for 1997 through 2001, including net capital expenditures, long-term debt retirements and sinking fund requirements, are estimated to total $768 million. HECO's consolidated internal sources, after the payment of common and preferred stock dividends, are currently expected to provide approximately 75% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. As of March 31, 1997, an additional $45 million of revenue bonds was authorized by the Hawaii Legislature for issuance by the Department of Budget and Finance of the State of Hawaii on behalf of HECO and HELCO prior to the end of 1997, and an additional $150 million was authorized for issuance on behalf of HECO and MECO prior to the end of 1999. Taking into account the HECO-obligated preferred securities of trust subsidiary, HECO currently estimates that it will require approximately $23 million in new common equity, in addition to retained earnings, over the five-year period 1997 through 2001. The PUC must approve issuances of long-term securities by HECO, HELCO and MECO.

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

For 1997, electric utility net capital expenditures are estimated to be $118 million and gross capital expenditures are estimated to be $153 million. Approximately 63% of forecast gross capital expenditures is for transmission and distribution projects. An estimated $36 million is planned for new generation projects. In addition to the proceeds from the issuance of the HECO-obligated preferred securities of trust subsidiary received in March 1997, drawdowns of proceeds from the sales of tax-exempt special purpose revenue bonds and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures.

Capital expenditure estimates and the timing of construction projects are reviewed periodically by management and may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of KWH sales and peak load, the availability of purchased power, the availability of generating sites and transmission and distribution corridors, the ability to obtain adequate and timely rate increases, escalation in construction costs, demand-side management programs and requirements of environmental and other regulatory and permitting authorities.

SAVINGS BANK

                                                                       March 31,          December 31,         %
(in millions)                                                            1997                 1996           change
------------------------------------------------------------------------------------------------------------------------
Assets......................................................           $3,634                 $3,591            1%
Mortgage-backed securities..................................            1,352                  1,340            1
Loans receivable, net.......................................            2,036                  2,002            2
Deposit liabilities.........................................            2,174                  2,150            1
Securities sold under agreements to repurchase..............              550                    480           15
Advances from Federal Home Loan Bank........................              625                    684           (9)

As of December 31, 1996, ASB was the fourth largest financial institution in the state based on total assets of $3.6 billion and the third largest financial institution based on deposits of $2.2 billion.

For the first three months of 1997, net cash provided by ASB's operating activities was $11.1 million. Net cash used in ASB's investing activities was $47 million, due largely to the origination of loans receivable and mortgage-backed securities purchased, partly offset by principal repayments. Net cash provided by financing activities was $33 million as a result of net increases of $71 million in securities sold under agreements to repurchase and $24 million in deposit liabilities, partly offset by a net decrease of $59 million in advances from the FHLB of Seattle and common stock dividends of $3 million.

Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision (OTS). ASB was in compliance with OTS liquidity requirements as of March 31, 1997.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of March 31, 1997, ASB was in compliance with the OTS minimum capital requirements (noted in parenthesis) with a tangible capital ratio of 5.3% (1.5%), a core capital ratio of 5.4% (3.0%) and a risk-based capital ratio of 12.4% (8.0%).

The OTS has adopted a rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement. Institutions with an "above normal" level of IRR exposure will be required to deduct an amount from total capital and may be required to hold additional capital. Although the rule became effective January 1, 1994, the OTS has provided a waiver of the IRR capital deduction until it can finalize an appeals process for institutions subject to such deductions. As of March 31, 1997, ASB would not have been required to hold additional capital if the rule adding the IRR component had been implemented.

FDIC regulations restrict the ability of financial institutions that are not well-capitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 1997, ASB was well-capitalized (ratio requirements noted in parenthesis) with a leverage ratio of 5.4% (5.0%), a Tier-1 risk-based ratio of 11.5% (6.0%) and a total risk-based ratio of 12.4% (10.0%).

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

With the enactment of federal legislation in 1996 to recapitalize the SAIF and to reallocate the repayment burden on bonds issued to recapitalize the SAIF's predecessor, it appears that legislation addressing the merger of the BIF and the SAIF, thrift rechartering and financial modernization will remain a priority for the U.S. Congress. Bills are now pending, or expected to be introduced in Congress, that will contain proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Some of these bills would abolish the thrift charter, requiring savings associations to convert to banks, subject to certain grandfathering and transition provisions. For a discussion of the unfavorable disparity in the deposit insurance assessment rates and FICO assessment rates that ASB and other thrifts have paid in relation to the rates that most commercial banks have paid, and certain legislation affecting financial institutions, see note (3) in HEI's "Notes to consolidated financial statements."

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
HEI

The Annual Meeting of Stockholders of HEI was held on April 22, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 12, 1997, the record date for the Annual Meeting, there were 30,940,397 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors.

The results of the voting for the single Class I director-nominees and the independent auditor are as follows:

                                                                      Shares of Common stock
                                       -------------------------------------------------------------------------------------
                                                                                                                 Broker
                                              For             Withheld          Against         Abstain         nonvotes
                                       ------------------  ---------------   --------------  --------------  ---------------
Election of Class I Directors
   Robert F. Clarke                         27,646,220            427,571                                             --
   A. Maurice Myers                         27,638,246            435,545                                             --
   James K. Scott                           27,608,247            465,544                                             --

Election of KPMG Peat Marwick LLP as
   independent auditor                      27,597,694                           179,532         296,565              --

Class II Directors--Victor Hao Li, T. Michael May, Diane J. Plotts, Kelvin H. Taketa and Jeffrey N. Watanabe --continue in office with terms ending at the 1998 Annual Meeting. Class III Directors--Don E. Carroll, Edwin L. Carter, Richard Henderson, Bill D. Mills and Oswald K. Stender--continue in office with terms ending at the 1999 Annual Meeting. The number of Class I directors was reduced to three as a result of the retirement of John D. Field on December 31, 1996 and the retirement of Ruth M. Ono, who did not stand for reelection at the Annual Meeting. The HEI Board of Directors consists of 13 persons.

HECO

The Annual Meeting of the Sole Stockholder of HECO was conducted by written consent effective April 22, 1997. Anne M. Takabuki was elected a director of HECO at that time. The incumbent members of the Board of Directors of HECO were re-elected. The incumbent members continuing in office are Edwin L. Carter, Robert F. Clarke, Richard Henderson, T. Michael May, Paul A. Oyer, Diane J. Plotts and Paul C. Yuen. In addition, KPMG Peat Marwick LLP was elected independent auditor of HECO for the fiscal year 1997.

Item 5.  OTHER INFORMATION
--------------------------
A.       Environmental matters

WATER QUALITY CONTROL
---------------------
Due to a leak in the fuel transfer system, approximately 100 gallons of bunker fuel oil were released to a HELCO Shipman facility drainage well system in November 1996. The release was reported to state and county agencies in December 1996. Although the fuel oil was removed from the well system and the well system was steam cleaned, oil continues to seep back into the well system from behind the retaining walls. Removal of this residual oil continues and HELCO has filed a status report with the DOH. In March 1997, HELCO received a letter from the DOH concurring with the ongoing cleanup approach. The DOH stated that more aggressive cleanup measures should be considered if oil seepage into the drainage wells worsens. HELCO's cleanup and visual monitoring efforts continue.

In April 1997, HECO notified the DOH that it became aware that HELCO was discharging industrial oily wastewater into its Waimea facility's dry well system in noncompliance with the facility's Underground Injection Control (UIC) permit. A written incident report was submitted to the DOH in May 1997. HELCO is currently developing alternative collection, treatment and disposal options for the wastewater. Management anticipates that the DOH will issue a notice of violation. It is unknown what further actions may be taken, if any.

AIR QUALITY CONTROL
-------------------
In April 1997, the DOH met with MECO representatives to review all outstanding air regulatory compliance issues which occurred at MECO during 1988 through 1996. The affected MECO facilities include Maalaea, Palaau, Lanai City and Miki Basin generation sites. MECO is continuing discussions with the DOH to finalize settlement of the outstanding issues.

B.       Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

     RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS

        Three months                                      Years Ended December 31,
            ended             -----------------------------------------------------------------------------
       March 31, 1997            1996              1995              1994             1993           1992
       --------------         -------------   ---------------    -------------    --------------  ---------
            1.83                 1.87              1.94              2.22             2.25           2.08
       ==============         =============   ===============    =============    ==============  =========

     RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS

        Three months                                    Years Ended December 31,
            ended           -------------------------------------------------------------------------------
       March 31, 1997            1996              1995              1994             1993           1992
      ---------------        ------------     -------------      -------------    --------------  ---------
            1.55                 1.53              1.57              1.69             1.65           1.50
    ================        =============     =============     =============    ==============   =========

For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent the sum of (i) pretax income from continuing operations (excluding undistributed net income or net loss from less than fifty-percent-owned persons) and (ii) fixed charges (as hereinafter defined, but excluding capitalized interest). "Fixed charges" are calculated both excluding and including interest on ASB's deposits during the applicable periods and represent the sum of (i) interest, whether capitalized or expensed, incurred by HEI and its subsidiaries plus their proportionate share of interest on debt to outsiders incurred by fifty-percent-owned persons, but excluding interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HEI's subsidiaries, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) the preferred securities distribution requirements of trust subsidiaries.

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

     RATIO OF EARNINGS TO FIXED CHARGES

        Three months                                           Years Ended December 31,
            ended           -------------------------------------------------------------------------------------
       March 31, 1997            1996              1995              1994             1993             1992
    ----------------------  ---------------   ---------------    -------------    --------------  ---------------
            3.08                 3.58              3.46              3.47             3.25             3.03
    ======================  ===============   ===============    =============    ==============  ===============

For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent the sum of (i) pretax income before preferred stock dividends of HECO and (ii) fixed charges (as hereinafter defined, but excluding the allowance for borrowed funds used during construction). "Fixed charges" represent the sum of
(i) interest, whether capitalized or expensed, incurred by HECO and its subsidiaries, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HELCO and MECO, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) the preferred securities distribution requirements of trust subsidiary.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) EXHIBITS

HEI                             Amended and Restated Agreement of Limited
Exhibit 4.1                     Partnership of HEI Preferred Funding, LP (the
                                Partnership) dated as of February 1, 1997
                                (Exhibit 4(e) to HEI's Current Report on
                                Form 8-K dated February 4, 1997, File No.
                                1-8503).


HEI                             Amended and Restated Trust Agreement of
Exhibit 4.2                     Hawaiian Electric Industries Capital Trust I
                                (HEI Trust I) dated as of February 1, 1997
                                (Exhibit 4(f) to HEI's Current Report on Form
                                8-K dated February 4, 1997, File No. 1-8503).


HEI                             Junior Indenture between HEI and The Bank of
Exhibit 4.3                     New York, as Trustee, dated as of February 1,
                                1997 (Exhibit 4(i) to HEI's Current Report on
                                Form 8-K dated February 4, 1997, File No.
                                1-8503).


HEI                             Officers' Certificate in connection with
Exhibit 4.4                     issuance of 8.36% Junior Subordinated
                                Debenture, Series A, Due 2017 under Junior
                                Indenture of HEI (Exhibit 4(l) to HEI's
                                Current Report on Form 8-K dated February 4,
                                1997, File No. 1-8503).


HEI                             8.36% Trust Originated Preferred Security
Exhibit 4.5                     (Liquidation Amount $25 Per Trust Preferred
                                Security) of HEI Trust I (Exhibit 4(m) to
                                HEI's Current Report on Form 8-K dated
                                February 4, 1997, File No. 1-8503).


HEI                             8.36% Junior Subordinated Debenture Series A,
Exhibit 4.6                     Due 2017, of HEI (Exhibit 4(n) to HEI's
                                Current Report on Form 8-K dated February 4,
                                1997, File No. 1-8503).


HEI                             Trust Preferred Securities Guarantee Agreement
Exhibit 4.7                     with respect to HEI Trust I dated as of
                                February 1, 1997 (Exhibit 4(o) to HEI's
                                Current Report on Form 8-K dated February 4,
                                1997, File No. 1-8503).




(a) EXHIBITS (CONTINUED)

HEI                             Partnership Guarantee Agreement with respect
Exhibit 4.8                     to the Partnership dated as of February 1,
                                1997 (Exhibit 4(p) to HEI's Current Report on
                                Form 8-K dated February 4, 1997, File No.
                                1-8503).


HEI                             Affiliate Investment Instruments Guarantee
Exhibit 4.9                     Agreement with respect to 8.36% Junior
                                Subordinated Debenture of HEIDI dated as of
                                February 1, 1997 (Exhibit 4(q) to HEI's
                                Current Report on Form 8-K dated
                                February 4, 1997, File No. 1-8503).


HECO                            Amended and Restated Trust Agreement of HECO
Exhibit 4.1                     Capital Trust I (HECO Trust I) dated as of
                                March 1, 1997 (Exhibit 4(c) to HECO's Current
                                Report on Form 8-K dated March 27, 1997, File
                                No. 1-4955).


HECO                            HECO Junior Indenture with The Bank of New
Exhibit 4.2                     York, as Trustee, dated as of March 1, 1997
                                (Exhibit 4(d) to HECO's Current Report on Form
                                8-K dated March 27, 1997, File No. 1-4955).


HECO                            8.05% Cumulative Quarterly Income Preferred
Exhibit 4.3                     Security (liquidation preference $25 per
                                preferred security) of HECO Trust I (Exhibit
                                4(e) to HECO's Current Report on Form 8-K
                                dated March 27, 1997, File No. 1-4955).


HECO                            8.05% Junior Subordinated Deferrable Interest
Exhibit 4.4                     Debenture, Series 1997 of HECO (Exhibit 4(f)
                                to HECO's Current Report on Form 8-K dated
                                March 27, 1997, File No. 1-4955).


HECO                            Trust Guarantee Agreement with respect to HECO
Exhibit 4.5                     Trust I dated as of March 1, 1997 (Exhibit
                                4(g) to HECO's Current Report on Form 8-K
                                dated March 27, 1997, File No. 1-4955).


HECO                            MECO Junior Indenture with The Bank of New
Exhibit 4.6                     York, as Trustee, including HECO Subsidiary
                                Guarantee, dated as of March 1, 1997 (with the
                                form of MECO's 8.05% Junior Subordinated
                                Deferrable Interest Debenture, Series 1997
                                included as Exhibit A) (Exhibit 4(h)-1 to
                                HECO's Current Report on Form 8-K dated March
                                27, 1997, File No. 1-4955).


HECO                            HELCO Junior Indenture with The Bank of New
Exhibit 4.7                     York, as Trustee, including HECO Subsidiary
                                Guarantee, dated as of March 1, 1997 (with the
                                form of HELCO's 8.05% Junior Subordinated
                                Deferrable Interest Debenture, Series 1997
                                included as Exhibit A) (Exhibit 4(h)-2 to
                                HECO's Current Report on Form 8-K dated
                                March 27, 1997, File No. 1-4955).


HECO                            Agreement as to Expenses and Liabilities among
Exhibit 4.8                     HECO Trust I, HECO, MECO and HELCO (Exhibit
                                4(i) to HECO's Current Report on Form 8-K
                                dated March 27, 1997, File No. 1-4955).



(a)                  EXHIBITS (CONTINUED)

HEI                  Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1         Computation of ratio of earnings to fixed charges, three months ended March 31, 1997 and 1996

HECO                 Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2         Computation of ratio of earnings to fixed charges, three months ended March 31, 1997 and 1996

HEI                  Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1         Financial Data Schedule
                     March 31, 1997 and three months ended March 31, 1997

HECO                 Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2         Financial Data Schedule
                     March 31, 1997 and three months ended March 31, 1997

HEI                  Sixth Amendment to Trust Agreement, made and entered into on April 1, 1997, Between Fidelity
Exhibit 99.1         Management Trust Company and HEI for the Hawaiian Electric Industries Retirement Savings Plan
                     for incorporation by reference in Registration Statement on Form S-8 (Regis. No. 333-02103)

HEI                  Amendment 1997-1 to the Hawaiian Electric Industries Retirement Savings Plan for
Exhibit 99.2         incorporation by reference in Registration Statement on Form S-8 (Regis. No. 333-02103)

HEI                  Amendment 1996-1 to the Hawaiian Electric Industries Retirement Savings Plan for
Exhibit 99.3         incorporation by reference in Registration Statement on Form S-8 (Regis. No. 333-02103)

(b)      REPORTS ON FORM 8-K

During the quarter, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated                         Registrant/s      Items reported
----------------------------------------------------------------------------------------------------------------------
April 30, 1996                HECO              Item 5, certain information contained in the preliminary official statement prepared in connection with a proposed offering of Special
                                                Purpose Revenue Bonds for the benefit of HECO, MECO and HELCO

January 3, 1997               HEI, HECO         Item 5, HELCO power situation and docket on electric competition

January 27, 1997              HEI, HECO         Item 5, News release: HEI reports 1996 earnings

February 4, 1997              HEI               Item 5, Hawaiian Electric Industries Capital Trust I issued and sold
                                                4,000,000 of its 8.36% Trust Obligated Preferred Securities; Item 7,
                                                final form of documents delivered in connection with the offer and sale of the securities

February 26, 1997             HEI               Item 7, HEI Exhibit 13, pages 25 to 62 of HEI's 1996 Annual Report to Stockholders

February 26, 1997             HECO              Item 7, HEI Exhibit 13, pages 25 to 62 of HEI's 1996 Annual Report to Stockholders

March 10, 1997                HEI, HECO         Item 5, portions of HECO's Annual Report to Stockholder filed as an exhibit, HELCO power situation and PUC show cause order; Item 7,
                                                HECO Exhibit 13, pages 2 to 34 and 36 of HECO's 1996 Annual Report to Stockholder


March 27, 1997                HEI, HECO         Item 5, HECO Capital Trust I issued and sold 2,000,000 of its 8.05%
                                                Cumulative Quarterly Income Preferred Securities; Item 7, final form of documents delivered in connection with the offer and sale of the securities



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.          HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                             (Registrant)



By  /s/ Robert F. Mougeot              By  /s/ Paul Oyer
    -----------------------------          -----------------------------
     Robert F. Mougeot                     Paul A. Oyer
     Financial Vice President and          Financial Vice President and
        Chief Financial Officer               Treasurer
     (Principal Financial Officer of HEI)  (Principal Financial Officer of HECO)

Date:  May 12, 1997                    Date:  May 12, 1997