Form 10-Q
period 1997-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1997-08-13
CIK 354707, 46207

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

            HAWAIIAN ELECTRIC INDUSTRIES, INC. ----- (808) 543-5662
             HAWAIIAN ELECTRIC COMPANY, INC. ------- (808) 543-7771
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Class of Common Stock                                        Outstanding August 5, 1997
----------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value).....          31,505,960 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).........  12,805,843 Shares (not publicly traded)
====================================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q - Quarter ended June 30, 1997

                                     INDEX

                                                                                         Page No.
Glossary of terms ...................................................................           ii

                         PART I.  FINANCIAL INFORMATION

Item  1.     Financial statements

             Hawaiian Electric Industries, Inc. and subsidiaries
             ---------------------------------------------------

             Consolidated balance sheets (unaudited) -
               June 30, 1997 and December 31, 1996...................................            1

             Consolidated statements of income (unaudited) -
               three and six months ended June 30, 1997 and 1996.....................            2

             Consolidated statements of retained earnings (unaudited) -
               three and six months ended June 30, 1997 and 1996.....................            2

             Consolidated statements of cash flows (unaudited) -
               six months ended June 30, 1997 and 1996...............................            3

             Notes to consolidated financial statements (unaudited)..................            4

             Hawaiian Electric Company, Inc. and subsidiaries
             ------------------------------------------------

             Consolidated balance sheets (unaudited) -
               June 30, 1997 and December 31, 1996...................................           10

             Consolidated statements of income (unaudited) -
               three and six months ended June 30, 1997 and 1996.....................           11

             Consolidated statements of retained earnings (unaudited) -
               three and six months ended June 30, 1997 and 1996.....................           11

             Consolidated statements of cash flows (unaudited) -
               six months ended June 30, 1997 and 1996...............................           12

              Notes to consolidated financial statements (unaudited).................           13

Item 2.       Management's discussion and analysis of financial condition
               and results of operations.............................................           19

                          PART II.  OTHER INFORMATION

Item 1.       Legal proceedings......................................................           29
Item 5.       Other information......................................................           29
Item 6.       Exhibits and reports on Form 8-K.......................................           31
Signatures...........................................................................           32

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q - Quarter ended June 30, 1997

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

BIF               Bank Insurance Fund

BLNR              Board of Land and Natural Resources of the State of Hawaii

CDUP              Conservation District Use Permit

COMPANY           Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric
                  Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HEI
                  Investment Corp., Malama Pacific Corp. and its subsidiaries, Hawaiian Tug & Barge
                  Corp., Young Brothers, Limited, HEI Diversified, Inc., American Savings Bank,
                  F.S.B. and its subsidiaries, Pacific Energy Conservation Services, Inc., HEI Power
                  Corp. and its subsidiaries, Hycap Management, Inc., HEI Preferred Funding, LP and
                  Hawaiian Electric Industries Capital Trust I

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

FDIC              Federal Deposit Insurance Corporation

FHLB              Federal Home Loan Bank

FICO              Financing Corporation

FUNDS ACT         Deposit Insurance Funds Act of 1996

GAAP              Generally accepted accounting principles

HCPC              Hilo Coast Processing Company

TERMS        DEFINITIONS
-----        -----------
HECO             Hawaiian Electric Company, Inc., a wholly owned electric utility subsidiary of
                 Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company,
                 Limited, Hawaii Electric Light Company, Inc. and HECO Capital Trust I

HEI              Hawaiian Electric Industries, Inc., parent company of Hawaiian Electric Company,
                 Inc., HEI Investment Corp., Malama Pacific Corp., Hawaiian Tug & Barge Corp., HEI
                 Diversified, Inc., Pacific Energy Conservation Services, Inc., HEI Power Corp.,
                 Hycap Management, Inc. and Hawaiian Electric Industries Capital Trust I

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

MECO             Maui Electric Company, Limited, a wholly owned electric utility subsidiary of
                 Hawaiian Electric Company, Inc.

MPC              Malama Pacific Corp., a wholly owned subsidiary of Hawaiian Electric Industries,
                 Inc. and parent company of several real estate subsidiaries

MW               Megawatt

OTS              Office of Thrift Supervision, Department of Treasury

PSD PERMIT       Prevention of Significant Deterioration/Covered Source permit

PUC              Public Utilities Commission of the State of Hawaii

TERMS      DEFINITIONS
--------   -----------

ROACE            Return on average common equity

ROR              Simple average return on rate base

SAIF             Savings Association Insurance Fund

SEC              Securities and Exchange Commission

SFAS             Statement of Financial Accounting Standards

SOP              Statement of Position

YB               Young Brothers, Limited, a wholly owned subsidiary of Hawaiian Tug & Barge Corp.

FORWARD-LOOKING INFORMATION

This report and other presentations made by HEI and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Except for historical information contained herein, the matters set forth are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of economic conditions; product demand and market acceptance risks; competitive products and pricing; capacity and supply constraints or difficulties; new technological developments; governmental and regulatory actions; actual purchases under agreements; the results of financing efforts; the timing and extent of changes in interest rates; the final purchase price and related adjustments made pursuant to the Bank of America, FSB
- Hawaii operations Purchase and Assumption Agreement; and the results of integration of the Bank of America, FSB - Hawaii operations with the operations of ASB. Investors are also directed to consider other risks and uncertainties discussed in other periodic reports previously and subsequently filed by HEI and/or HECO with the SEC.

                        PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                                                 June 30,           December 31,
(in thousands)                                                                     1997                 1996
-----------------------------------------------------------------------------------------------------------------
ASSETS
------
Cash and equivalents............................................                $  129,398             $   97,417
Accounts receivable and unbilled revenues, net..................                   148,179                150,858
Inventories, at average cost....................................                    47,126                 48,745
Real estate developments........................................                    31,549                 33,210
Investment and mortgage-backed securities.......................                 1,341,021              1,377,591
Other investments...............................................                    72,744                 72,609
Loans receivable, net...........................................                 2,069,618              2,002,028
Property, plant and equipment, net of accumulated
   depreciation and amortization of $934,434 and $890,055.......                 1,966,559              1,941,767
Regulatory assets...............................................                   103,964                100,804
Other...........................................................                    77,801                 73,776
Goodwill and other intangibles..................................                    34,931                 37,035
                                                                                ----------             ----------
                                                                                $6,022,890             $5,935,840
                                                                                ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
Accounts payable................................................                $   98,290             $  107,896
Deposit liabilities.............................................                 2,202,687              2,150,370
Short-term borrowings...........................................                   130,863                216,543
Securities sold under agreements to repurchase..................                   520,961                479,742
Advances from Federal Home Loan Bank............................                   630,774                684,274
Long-term debt..................................................                   802,650                810,080
Deferred income taxes...........................................                   188,980                185,609
Unamortized tax credits.........................................                    49,497                 48,857
Contributions in aid of construction............................                   196,739                197,805
Other...........................................................                   178,551                194,564
                                                                                ---------              ----------
                                                                                 4,999,992              5,075,740
                                                                                ----------             ----------
HEI- and HECO-obligated preferred securities of trust
    subsidiaries directly or indirectly holding solely
    subordinated debentures of HEI, HEIDI, HECO, MECO
    and HELCO...................................................                   150,000                     --
Preferred stock of electric utility subsidiaries
    Subject to mandatory redemption.............................                    36,260                 38,955
    Not subject to mandatory redemption.........................                    48,293                 48,293
                                                                                ----------             ----------
                                                                                   234,553                 87,248
                                                                                ----------             ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 10,000 shares;
    issued:  none...............................................                        --                     --
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 31,412 shares and 30,853 shares............                   636,890                622,945
Retained earnings...............................................                   151,455                149,907
                                                                                ----------             ----------
                                                                                   788,345                772,852
                                                                                ----------             ----------
                                                                                $6,022,890             $5,935,840
                                                                                ==========             ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                  Three months ended                  Six months ended
                                                                        June 30,                           June 30,
(in thousands, except per share amounts and              -------------------------------     -------------------------------
ratio of earnings to fixed charges)                             1997              1996              1997              1996
-------------------------------------------------------  --------------------------------------------------------------------
REVENUES
Electric utility..................................             $275,324          $264,987          $549,080          $512,824
Savings bank......................................               69,674            66,278           138,586           132,070
Other.............................................               15,255            15,978            31,780            28,518
                                                               --------          --------          --------          --------
                                                                360,253           347,243           719,446           673,412
                                                               --------          --------          --------          --------
EXPENSES
Electric utility..................................              234,928           221,612           470,090           430,710
Savings bank......................................               57,438            56,076           114,065           111,912
Other.............................................               17,717            18,143            35,769            32,643
                                                               --------          --------          --------          --------
                                                                310,083           295,831           619,924           575,265
                                                               --------          --------          --------          --------
OPERATING INCOME (LOSS)
Electric utility..................................               40,396            43,375            78,990            82,114
Savings bank......................................               12,236            10,202            24,521            20,158
Other.............................................               (2,462)           (2,165)           (3,989)           (4,125)
                                                               --------          --------          --------          --------
                                                                 50,170            51,412            99,522            98,147
                                                               --------          --------          --------          --------
Interest expense--electric utility and other......              (15,680)          (16,090)          (32,145)          (32,249)
Allowance for borrowed funds used
   during construction............................                1,609             1,154             3,136             2,504
Preferred stock dividends of electric
   utility subsidiaries...........................               (1,563)           (1,666)           (3,134)           (3,341)
Preferred securities distributions of
   trust subsidiaries.............................               (3,104)               --            (4,439)               --
Allowance for equity funds used during
   construction...................................                2,752             2,147             5,425             4,798
                                                               --------          --------          --------          --------
INCOME BEFORE INCOME TAXES........................               34,184            36,957            68,365            69,859
Income taxes......................................               14,389            15,594            28,907            29,627
                                                               --------          --------          --------          --------
NET INCOME........................................             $ 19,795          $ 21,363          $ 39,458          $ 40,232
                                                               ========          ========          ========          ========
Earnings per common share.........................                $0.63             $0.71          $   1.27          $   1.34
                                                               ========          ========          ========          ========
Dividends per common share........................                $0.61             $0.60          $   1.22          $   1.20
                                                               ========          ========          ========          ========
Weighted average number of common
   shares outstanding.............................               31,237            30,182            31,099            30,033
                                                               ========          ========          ========          ========
Ratio of earnings to fixed charges (SEC method)
   Excluding interest on ASB deposits.............                                                     1.82              1.96
                                                                                                   ========          ========
   Including interest on ASB deposits.............                                                     1.54              1.57
                                                                                                   ========          ========

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                  Three months ended                  Six months ended
                                                                        June 30,                           June 30,
                                                             -------------------------------     ------------------------------
(in thousands)                                                  1997           1996              1997              1996
-------------------------------------------------------      ------------------------------------------------------------------
Retained earnings, beginning of period............             $150,697          $145,172          $149,907          $144,216
Net income........................................               19,795            21,363            39,458            40,232
Common stock dividends............................              (19,037)          (18,085)          (37,910)          (35,998)
                                                               --------          --------          --------          --------
RETAINED EARNINGS, END OF PERIOD..................             $151,455          $148,450          $151,455          $148,450
                                                               ========          ========          ========          ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six months ended June 30,
                                                                                 ---------------------------
(in thousands)                                                                         1997             1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................................    $  39,458        $  40,232
Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment..........       45,592           41,204
      Other amortization......................................................        7,943            6,481
      Deferred income taxes and tax credits, net..............................        1,676            4,744
      Allowance for equity funds used during construction.....................       (5,425)          (4,798)
      Changes in assets and liabilities
            Decrease (increase) in accounts receivable and unbilled revenues,
             net..............................................................        2,679           (5,330)
            Decrease (increase) in inventories................................        1,619           (9,031)
            Increase in regulatory assets.....................................       (4,456)          (1,676)
            Increase (decrease) in accounts payable...........................       (9,606)           2,588
            Changes in other assets and liabilities...........................      (18,046)         (16,366)
                                                                                   --------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................................       61,434           58,048
                                                                                   --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and purchased.....................................     (146,280)        (308,574)
Principal repayments on loans receivable......................................       73,733           90,691
Proceeds from sale of loans receivable........................................        2,487            2,092
Held-to-maturity mortgage-backed securities purchased.........................      (94,788)        (112,581)
Principal repayments on held-to-maturity mortgage-backed securities...........      132,712          182,907
Capital expenditures..........................................................      (66,925)         (85,540)
Contributions in aid of construction..........................................        2,864            5,984
Other.........................................................................          785            1,164
                                                                                   --------          --------
NET CASH USED IN INVESTING ACTIVITIES.........................................      (95,412)        (223,857)
                                                                                   --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposit liabilities...........................................       52,317           35,269
Net decrease in short-term borrowings with
   original maturities of three months or less................................      (84,796)         (14,738)
Proceeds from other short-term borrowings.....................................          479              608
Repayment of other short-term borrowings......................................       (1,363)          (1,318)
Proceeds from securities sold under agreements to repurchase..................      494,500          384,100
Repurchase of securities sold under agreements to repurchase..................     (453,100)        (341,000)
Proceeds from advances from Federal Home Loan Bank............................      354,000          323,200
Principal payments on advances from Federal Home Loan Bank....................     (407,500)        (297,700)
Proceeds from issuance of long-term debt......................................        7,388           77,242
Repayment of long-term debt...................................................      (14,900)         (17,400)
Proceeds from issuance of HEI- and HECO-obligated preferred securities of
 trust subsidiaries...........................................................      150,000               --

Redemption of electric utility subsidiaries' preferred stock..................       (2,695)          (2,400)
Net proceeds from issuance of common stock....................................       12,294            9,746
Common stock dividends........................................................      (30,600)         (25,377)
Other.........................................................................      (10,065)          (4,956)
                                                                                   --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES.....................................       65,959          125,276
                                                                                   --------          --------
Net increase (decrease) in cash and equivalents...............................       31,981          (40,533)
Cash and equivalents, beginning of period.....................................       97,417          130,833
                                                                                   --------          --------
CASH AND EQUIVALENTS, END OF PERIOD...........................................    $ 129,398        $  90,300
                                                                                  =========        =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 and 1996
(Unaudited)


(1) BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1996 and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1997.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of June 30, 1997 and December 31, 1996, the results of its operations for the three months and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended
June 30, 1997 and 1996. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  ELECTRIC UTILITY SUBSIDIARY
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 10 through 18.

(3)  SAVINGS BANK SUBSIDIARY
----------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION

American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                                          Three months ended                       Six months ended
                                                               June 30,                                 June 30,
                                                   --------------------------------        ----------------------------
(in thousands)                                         1997                1996               1997              1996
-----------------------------------------------------------------------------------------------------------------------
Interest income.................................       $ 65,834            $ 62,374          $131,034          $124,454
Interest expense................................         38,662              37,727            76,482            75,265
                                                       --------            --------          --------          --------
NET INTEREST INCOME.............................         27,172              24,647            54,552            49,189
Provision for losses............................         (1,603)               (471)           (2,792)             (891)
Other income....................................          3,840               3,904             7,552             7,616
Operating, administrative and general expenses..        (17,173)            (17,878)          (34,791)          (35,756)
                                                       --------            --------          --------          --------
OPERATING INCOME................................         12,236              10,202            24,521            20,158
Income taxes....................................          5,064               4,256            10,250             8,422
                                                       --------            --------          --------          --------
NET INCOME......................................       $  7,172            $  5,946          $ 14,271          $ 11,736
                                                       ========            ========          ========          ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                                      June 30,    December 31,
(in thousands)                                          1997          1996
------------------------------------------------------------------------------
ASSETS
Cash and equivalents.............................   $  119,205      $   93,905
Held-to-maturity investment securities...........       38,902          37,518
Held-to-maturity mortgage-backed securities......    1,300,906       1,340,073
Loans receivable, net............................    2,069,618       2,002,028
Other............................................       79,275          80,128
Goodwill and other intangibles...................       34,931          37,035
                                                    ----------      ----------
                                                    $3,642,837      $3,590,687
                                                    ==========      ==========
LIABILITIES AND EQUITY
Deposit liabilities..............................   $2,202,687      $2,150,370
Securities sold under agreements to repurchase...      520,961         479,742
Advances from Federal Home Loan Bank.............      630,774         684,274
Other............................................       58,024          54,251
                                                    ----------      ----------
                                                     3,412,446       3,368,637
Common stock equity..............................      230,391         222,050
                                                    ----------      ----------
                                                    $3,642,837      $3,590,687
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

The FDIC set the one-time special assessment for SAIF deposits at 65.7 cents per $100 of deposits, to be applied against insured deposits held by SAIF institutions as of March 31, 1995. ASB's special assessment was $8.3 million after tax, and was accrued in September 1996. In December 1996, the FDIC adopted a risk-based assessment schedule for SAIF institutions, effective January 1, 1997, that was identical to the existing base rate schedule for BIF institutions: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 will be the assessment to fund the FICO's interest obligations initially set at 6.5 cents per $100 of deposits for SAIF institutions and 1.3 cents per $100 of deposits for BIF institutions (subject to quarterly adjustment). By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first, at which time the FICO interest obligation for both banks and thrifts should thereafter be identical, at a currently estimated rate of 2.4 cents per $100 of deposits.

As a "well-capitalized" thrift, ASB's base deposit-insurance premium effective January 1, 1997 is zero and its assessment for funding FICO interest payments was initially 6.5 cents per $100 of deposits, compared to payments that would have been calculated at 23 cents per $100 of deposits under the premium schedule in effect during the first three quarters of 1996. This resulted in a reduction of approximately $1.8 million in aggregate deposit premiums paid during the first six months of 1997 in comparison to what the premiums would have been if they had been calculated at 23 cents per $100 of deposits.

The Funds Act provides that the SAIF and BIF will be merged into the Deposit Insurance Fund by January 1, 1999, but only if no insured depository institution is a thrift on that date. The Funds Act leaves to subsequent legislation, however, the manner in which thrift charters might be eliminated in favor of a bank or some other form of charter. Certain of the legislative proposals advanced to address this issue, if adopted, could have a material adverse effect on the Company. For example, if thrift charters were eliminated and ASB obtains a bank charter, HEI and its subsidiaries might become subject to the restrictions on the permissible activities of a bank holding company. While certain of the proposals that have been advanced would grandfather the activities of existing savings and loan holding companies such as HEI, management cannot predict whether or in what form any of these proposals might ultimately be adopted or the extent to which the business of HEI or ASB might be affected.

PURCHASE AND ASSUMPTION AGREEMENT WITH BANK OF AMERICA, FSB

On May 26, 1997, ASB entered into a Purchase and Assumption Agreement with Bank of America, FSB (BoA), to assume substantially all of the Hawaii deposit liabilities of BoA and acquire most of its branches and certain of its Hawaii-based loans. Subject to satisfaction of various conditions, including approval of the transaction by the Office of Thrift Supervision (OTS), the transaction could close in late 1997 at the earliest. Based on financial information as of February 28, 1997, management estimates the transaction will increase ASB's assets by approximately $1.7 billion (representing the book value of assets after taking into account an estimated $160 million capital infusion into ASB to meet regulatory capital requirements related to ASB's increase in asset size) and increase ASB's deposit liabilities by approximately $1.6 billion. These estimates are subject to changes resulting from operations prior to closing and to numerous adjustments called for by the Agreement as of the closing date. HEI will fund the approximately $160 million capital infusion into ASB primarily through short-term borrowings that will be repaid over time out of a combination of earnings, proceeds from long-term debt and equity from the HEI Dividend Reinvestment and Stock Purchase Plan. An application to approve the acquisition was filed with the OTS on July 10, 1997, and work necessary to complete the acquisition is proceeding.

(4)  REAL ESTATE SUBSIDIARY
---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $45 million and $46 million at June 30, 1997 and December 31, 1996, respectively. The amounts MPC will ultimately realize relative to these real estate investments could differ materially from the recorded amounts as of June 30, 1997.

At June 30, 1997, MPC or its subsidiaries had issued (i) guarantees under which they were jointly and severally contingently liable with their joint venture partners for $1.7 million of outstanding loans and (ii) payment guarantees under which MPC or its subsidiaries were severally contingently liable for $4.3 million of outstanding loans and $2.6 million of additional undrawn loan facilities. All such loans are collateralized by real property. At June 30, 1997, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $6.4 million was outstanding and $5.4 million was undrawn, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

(5)  HEI- AND HECO-OBLIGATED PREFERRED SECURITIES OF TRUST SUBSIDIARIES DIRECTLY
--------------------------------------------------------------------------------
     OR INDIRECTLY HOLDING SOLELY SUBORDINATED DEBENTURES OF HEI, HEIDI, HECO,
     -------------------------------------------------------------------------
     MECO and HELCO
     --------------

In February 1997, Hawaiian Electric Industries Capital Trust I (the Trust), a grantor trust, issued and sold, in an underwritten registered public offering, 4 million of its 8.36% Company-obligated preferred securities (trust preferred securities), representing undivided preferred beneficial ownership interests in the assets of the Trust. HEI owns 100% of the common securities of the Trust. The Trust utilized the proceeds from the issuance of the trust preferred securities ($100 million) and the trust common securities ($3.2 million) to purchase all the limited partner interests in HEI Preferred Funding, LP (the Partnership). Hycap Management, Inc. (Hycap), a wholly owned subsidiary of HEI, is the sole general partner of the Partnership. Substantially all of the proceeds from the sale of the limited partner interests and the general partner interest were used by the Partnership to purchase 8.36% junior subordinated debentures of HEI and HEIDI due in 2017 in the aggregate principal amount of $120.1 million. The limited partner interests in the Partnership are the sole assets of the Trust. HEI and HEIDI's junior subordinated debentures represent substantially all of the assets of the Partnership. In connection with these transactions, HEI issued subordinated guarantees relating to the performance of certain obligations by the Trust, the Partnership and HEIDI. The debentures issued by HEI and HEIDI to the Partnership, the interests in the Partnership, HEI's investment in Hycap and the common securities of the Trust owned by HEI have been eliminated in the Company's consolidated balance sheet as of June 30, 1997.

In March 1997, HECO Capital Trust I, a grantor trust, issued and sold, in an underwritten registered public offering, 2 million of its 8.05% Cumulative Quarterly Income Preferred Securities with an aggregate liquidation value of $50 million. See note (2) in HECO's "Notes to consolidated financial statements."

(6)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:


                                                         Six months ended
                                                              June 30,
                                                    ---------------------------
(in thousands)                                        1997               1996
-------------------------------------------------------------------------------
Interest (including interest paid by
 savings bank, but excluding interest
 paid on nonrecourse debt on leveraged
 leases).......................................     $106,341           $105,068
                                                    ========           ========

Interest on nonrecourse debt from leveraged
 leases........................................     $  3,801           $  4,142
                                                    ========           ========

Income taxes...................................     $ 30,846           $ 21,397
                                                    ========           ========


SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $7.3 million and $10.6 million for the six months ended June 30, 1997 and 1996, respectively.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $5.4 million and $4.8 million for the six months ended June 30, 1997 and 1996, respectively.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding for the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS
No. 128 in the fourth quarter of 1997. SFAS No. 128 requires restatement of all prior period earnings per share data presented. Management does not expect adoption of SFAS No. 128 will have a material effect on the Company's previously reported earnings per share, financial condition, results of operations or liquidity.

CAPITAL STRUCTURE

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which lists required disclosures about capital structure that had been included in a number of previously existing statements and opinions. SFAS No. 129 is effective for periods ending after December 15, 1997. The Company will adopt the provisions of SFAS No. 129 in the fourth quarter of 1997. Management does not expect adoption of SFAS No. 129 will have a material effect on the Company's financial condition, results of operations or liquidity.

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 130 on January 1, 1998. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. Management does not expect adoption of SFAS No. 130 will have a material effect on the Company's financial statements, financial condition, results of operations or liquidity.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 131 on January 1, 1998. SFAS No. 131 requires restatement of comparative information presented for earlier periods. Management does not expect adoption of SFAS No. 131 will have a material effect on the Company's reporting segments, financial condition, results of operations or liquidity.

(8)  CONTINGENCIES
------------------

ENVIRONMENTAL REGULATION

By letters in January and February 1995, the Department of Health of the State of Hawaii (DOH) advised HECO, HTB, YB and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor and requested information regarding past hazardous substances and oil spills that may have occurred. HECO, HTB and YB provided responses to the DOH letters. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be either potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 to inform them of its findings and to establish the framework to determine remedial and cleanup requirements. A Technical Workgroup (comprised of certain of the parties identified in the December 1995 DOH letter, including HECO, Chevron U.S.A. Inc., Shell Oil Products Company and others) was formed to conduct independent voluntary investigations relative to this issue. The Technical Workgroup has been negotiating with the DOH a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties, appropriate remedial action and incentives for the Technical Workgroup to participate in the investigation.

Because the process for determining the nature and extent of any contamination, the responsible parties and the appropriate remedial and cleanup action, if any, is at an early stage, management cannot predict at this time the extent to which the costs of further site analysis or future remediation and cleanup requirements will be borne by HECO, HTB or YB, nor can it estimate when any such costs would be incurred. Certain of such costs if incurred by HECO, HTB or YB may be claimed and covered under insurance policies, but such coverage is not determinable at this time.

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

A lawsuit stemming from this situation was settled in 1994, with the Company making a settlement payment of $32 million to the Rehabilitator. HEI and HEIDI are seeking reimbursement for the settlement and defense costs from their insurance carriers. One of the insurance carriers filed a declaratory relief action in the U.S. District Court for Hawaii seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI filed counterclaims. The U.S. District Court has acted on several motions for partial summary judgment filed by HEI, HEIDI and the insurance carrier. The remaining issues are scheduled for trial on July 28, 1998. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

In December 1994, five insurance agencies, which had served as insurance agents for the HIG Group, filed a complaint against HEI, HEIDI and others. The complaint set forth several causes of action, including breach of contract and piercing the corporate veil. The plaintiffs asked for relief from the defendants, including compensatory damages for lost commissions, business and profits, and punitive damages. In 1995, the court granted defendants' motion for summary judgment dismissing all claims. Judgment has been entered and plaintiffs have appealed. In the opinion of management, losses, if any, resulting from the ultimate outcome of the lawsuit will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                                                June 30,                December 31,
(in thousands, except par value)                                                  1997                      1996
--------------------------------------------------------------------------------------------------------------------
ASSETS
Utility plant, at cost
   Land............................................................            $   29,948                 $   29,897
   Plant and equipment.............................................             2,498,159                  2,446,073
   Less accumulated depreciation and amortization..................              (868,771)                  (828,917)
   Plant acquisition adjustment, net...............................                   588                        614
   Construction in progress........................................               204,527                    197,835
                                                                               ----------                 ----------
         NET UTILITY PLANT.........................................             1,864,451                  1,845,502
                                                                               ----------                 ----------
Current assets
   Cash and equivalents............................................                 1,480                        823
   Customer accounts receivable, net...............................                72,308                     76,578
   Accrued unbilled revenues, net..................................                43,581                     43,726
   Other accounts receivable, net..................................                 3,944                      4,179
   Fuel oil stock, at average cost.................................                25,957                     28,490
   Materials and supplies, at average cost.........................                19,661                     18,942
   Prepayments and other...........................................                 3,846                      3,676
                                                                               ----------                 ----------
         TOTAL CURRENT ASSETS......................................               170,777                    176,414
                                                                               ----------                 ----------
Other assets
   Regulatory assets...............................................               101,617                     98,380
   Other...........................................................                49,846                     45,250
                                                                               ----------                 ----------
         TOTAL OTHER ASSETS........................................               151,463                    143,630
                                                                               ----------                 ----------
                                                                               $2,186,691                 $2,165,546
                                                                               ==========                 ==========
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares.....................            $   85,387                 $   85,387
   Premium on capital stock........................................               296,295                    298,154
   Retained earnings...............................................               375,114                    367,770
                                                                               ----------                 ----------
         COMMON STOCK EQUITY.......................................               756,796                    751,311
   Cumulative preferred stock
      Not subject to mandatory redemption..........................                48,293                     48,293
      Subject to mandatory redemption..............................                34,565                     36,160
   HECO-obligated mandatorily redeemable preferred securities of trust subsidiary holding solely subordinated debentures
      of HECO, MECO and HELCO......................................                50,000                         --
   Long-term debt, net.............................................               596,696                    589,226
                                                                               ----------                 ----------
         TOTAL CAPITALIZATION......................................             1,486,350                  1,424,990
                                                                               ----------                 ----------
Current liabilities
   Long-term debt due within one year..............................                    --                     13,000
   Preferred stock sinking fund payments...........................                 1,695                      2,795
   Short-term borrowings - nonaffiliates...........................               120,024                    125,920
   Short-term borrowings - affiliate...............................                 5,900                         --
   Accounts payable................................................                53,228                     66,062
   Interest and preferred dividends payable........................                10,484                     11,034
   Taxes accrued...................................................                47,984                     55,586
   Other...........................................................                19,281                     24,843
                                                                               ----------                 ----------
         TOTAL CURRENT LIABILITIES.................................               258,596                    299,240
                                                                               ----------                 ----------
Deferred credits and other liabilities
   Deferred income taxes...........................................               119,452                    119,613
   Unamortized tax credits.........................................                48,298                     47,634
   Other...........................................................                77,256                     76,264
                                                                               ----------                 ----------
         TOTAL DEFERRED CREDITS AND OTHER LIABILITIES..............               245,006                    243,511
                                                                               ----------                 ----------
Contributions in aid of construction...............................               196,739                    197,805
                                                                               ----------                 ----------
                                                                               $2,186,691                 $2,165,546
                                                                               ==========                 ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                               Three months ended                  Six months ended
                                                                    June 30,                            June 30,
(in thousands, except for ratio of earnings                --------------------------          --------------------------
to fixed charges)                                             1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES................................         $272,972          $262,807          $544,569          $508,751
                                                           --------          --------          --------          --------
OPERATING EXPENSES
Fuel oil..........................................           65,112            61,665           134,332           115,287
Purchased power...................................           72,473            69,798           143,224           137,605
Other operation...................................           36,536            35,978            73,447            69,569
Maintenance.......................................           14,351            11,448            26,414            23,393
Depreciation and amortization.....................           20,506            18,338            41,003            36,681
Taxes, other than income taxes....................           25,818            24,312            51,455            48,020
Income taxes......................................           12,073            13,660            23,777            25,893
                                                           --------          --------          --------          --------
                                                            246,869           235,199           493,652           456,448
                                                           --------          --------          --------          --------
OPERATING INCOME..................................           26,103            27,608            50,917            52,303
                                                           --------          --------          --------          --------
OTHER INCOME
Allowance for equity funds used
   during construction............................            2,752             2,147             5,425             4,798
Other, net........................................            2,189             2,165             4,260             4,016
                                                           --------          --------          --------          --------
                                                              4,941             4,312             9,685             8,814
                                                           --------          --------          --------          --------
INCOME BEFORE INTEREST AND OTHER CHARGES..........           31,044            31,920            60,602            61,117
                                                           --------          --------          --------          --------
INTEREST AND OTHER CHARGES
Interest on long-term debt........................            9,851             8,735            19,710            17,263
Amortization of net bond premium and expense......              321               320               648               635
Other interest charges............................            1,789             2,465             3,895             4,955
Allowance for borrowed funds used
   during construction............................           (1,609)           (1,154)           (3,136)           (2,504)
Preferred stock dividends of subsidiaries.........              650               702             1,300             1,404
Preferred securities distributions of
   trust subsidiary...............................            1,014                --             1,072                --
                                                           --------          --------          --------          --------
                                                             12,016            11,068            23,489            21,753
                                                           --------          --------          --------          --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS
   OF HECO........................................           19,028            20,852            37,113            39,364
Preferred stock dividends of HECO.................              913               964             1,834             1,937
                                                           --------          --------          --------          --------
NET INCOME FOR COMMON STOCK.......................         $ 18,115          $ 19,888          $ 35,279          $ 37,427
                                                           ========          ========          ========          ========

Ratio of earnings to fixed charges
   (SEC method)...................................                                                 3.08              3.46
                                                                                               ========          ========

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)

                                                               Three months ended                  Six months ended
                                                                    June 30,                            June 30,
                                                           --------------------------          --------------------------
(in thousands)                                                1997             1996              1997              1996
-------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD............         $369,872          $349,910          $367,770          $343,425
Net income for common stock.......................           18,115            19,888            35,279            37,427
Common stock dividends............................          (12,873)          (13,154)          (27,935)          (24,208)
                                                           --------          --------          --------          --------
RETAINED EARNINGS, END OF PERIOD..................         $375,114          $356,644          $375,114          $356,644
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

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                                    Six months ended
                                                                                         June 30,
                                                                              -------------------------------
(in thousands)                                                                   1997                 1996
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends of HECO......................         $ 37,113               $ 39,364
Adjustments to reconcile income before preferred stock dividends of
 HECO to net cash provided by operating activities
      Depreciation and amortization of property,
         plant and equipment.........................................           41,003                 36,681
      Other amortization.............................................            5,924                  4,574
      Deferred income taxes..........................................             (162)                 1,302
      Tax credits, net...............................................            1,474                  1,840
      Allowance for equity funds used during construction............           (5,425)                (4,798)
      Changes in assets and liabilities
           Decrease (increase) in accounts receivable................            4,505                 (8,164)
           Decrease in accrued unbilled revenues.....................              145                  3,698
           Decrease (increase) in fuel oil stock.....................            2,533                (10,278)
           Decrease (increase) in materials and supplies.............             (719)                 1,349
           Increase in regulatory assets.............................           (4,456)                (1,676)
           Increase (decrease) in accounts payable...................          (12,834)                 3,361
           Increase (decrease) in interest and preferred dividends                (550)                   561
            payable..................................................
           Changes in other assets and liabilities...................          (23,507)               (21,899)
                                                                              --------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................           45,044                 45,915
                                                                              --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.................................................          (56,377)               (79,820)
Contributions in aid of construction.................................            2,864                  5,984
Payments on (issuance of) notes receivable...........................            1,553                   (391)
                                                                              --------               --------
NET CASH USED IN INVESTING ACTIVITIES................................          (51,960)               (74,227)
                                                                              --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends...............................................          (27,935)               (24,208)
Preferred stock dividends............................................           (1,834)                (1,937)
Proceeds from issuance of HECO-obligated mandatorily redeemable
 preferred securities of trust subsidiary............................           50,000                     --

Proceeds from issuance of long-term debt.............................            7,388                 67,242
Repayment of long-term debt..........................................          (13,000)                    --
Redemption of preferred stock........................................           (2,695)                (2,400)
Net increase (decrease) in short-term borrowings from nonaffiliates
   and affiliate with original maturities of three months or less....                4                 (5,145)
Other................................................................           (4,355)                (3,295)
                                                                              --------               --------
NET CASH PROVIDED BY FINANCING ACTIVITIES............................            7,573                 30,257
                                                                              --------               --------

Net increase in cash and equivalents.................................              657                  1,945
Cash and equivalents, beginning of period............................              823                     20
                                                                              --------               --------
CASH AND EQUIVALENTS, END OF PERIOD..................................         $  1,480               $  1,965
                                                                              ========               ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1997 and 1996
(Unaudited)


(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended
December 31, 1996 and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarter ended
March 31, 1997.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of June 30, 1997 and December 31, 1996, the results of their operations for the three months and six months ended June 30, 1997 and 1996, and their cash flows for the six months ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  HECO-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST
------------------------------------------------------------------------
     SUBSIDIARY HOLDING SOLELY SUBORDINATED DEBENTURES OF HECO, MECO and HELCO
     -------------------------------------------------------------------------

In March 1997, HECO Capital Trust I, a grantor trust, issued and sold, in an underwritten registered public offering, 2 million of its trust preferred securities, with an aggregate liquidation value of $50 million. The trust preferred securities are HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997, of HECO Capital Trust I, a wholly owned subsidiary of HECO holding solely 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (junior deferrable debentures) of HECO and its wholly owned subsidiaries, MECO and HELCO. HECO Capital Trust I common securities are wholly owned by HECO and have an aggregate liquidation value of approximately
$2 million. Proceeds from the offering of the trust preferred securities and the issuance of the common securities were used by HECO Capital Trust I to purchase the junior deferrable debentures with a face value of approximately $52 million and a maturity date of March 27, 2027. In connection with these transactions, HECO issued subordinated guarantees relating to the performance of obligations by HECO Capital Trust I, MECO and HELCO. HECO's obligations under the agreements related to the issuances of such securities (back-up undertakings), considered together, effectively constitute a full and unconditional guarantee by HECO, on a subordinated basis, of amounts due on the trust preferred securities. The sole assets of HECO Capital Trust I are the junior deferrable debentures and HECO's subordinated guarantees of the obligations of MECO and HELCO. The junior deferrable debentures issued by HECO, MECO and HELCO to HECO Capital Trust I and the common securities of HECO Capital Trust I owned by HECO have been eliminated in HECO's consolidated balance sheet as of June 30, 1997.

(3)  Cash flows
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:


                                                                                  Six months ended
                                                                                      June 30,
                                                                     ---------------------------------------
(in thousands)                                                               1997                  1996
------------------------------------------------------------------------------------------------------------


Interest.............................................................          $21,703               $19,788
                                                                               =======               =======

Income taxes.........................................................          $22,245               $20,853
                                                                               =======               =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $5.4 million and $4.8 million for the six months ended June 30, 1997 and 1996, respectively.

(4)  COMMITMENTS AND CONTINGENCIES
----------------------------------

INTERIM RATE INCREASES

Amounts recovered under interim rates in excess of final approved rates are subject to refund with interest. At June 30, 1997, there were no revenue amounts recognized under interim rate increases and subject to refund.

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

Despite HELCO's best efforts to install this additional generation, the schedule for the installation of HELCO's phased combined-cycle unit at the Keahole power plant site has been revised due to delays in (a) obtaining approval from the Hawaii Board of Land and Natural Resources (BLNR) of a Conservation District Use Permit (CDUP) amendment and (b) obtaining from the DOH and the U.S. Environmental Protection Agency (EPA) an air quality Prevention of Significant Deterioration/Covered Source permit (PSD permit) for the Keahole power plant site.

CDUP AMENDMENT.  On July 10, 1997, the Third Circuit Court of the State of
--------------
Hawaii issued its Amended Findings of Fact, Conclusions of Law, Decision and Order on HELCO's appeal of an order of the BLNR, along with other civil cases relating to HELCO's application for a CDUP amendment. This decision allows HELCO to use its Keahole property as requested in its application. Various opposing parties have filed motions for reconsideration and/or motions to alter or amend the Court's order, all of which are pending. A hearing on these motions was held on August 4, 1997 and the Court took the motions under advisement. Once these motions are resolved, the Court's amended decision will constitute a final judgment subject to appeal. If an appeal were to be taken, management believes that HELCO would ultimately prevail and that the amended decision would be upheld.

PSD PERMIT. In a November 1995 letter to the DOH, the EPA declined to sign
----------
HELCO's PSD permit for the combined-cycle unit on the basis that a different emission control technology should be used. HELCO then proposed to reduce net nitrogen oxide emission increases resulting from the addition of the combined-cycle unit by retiring and/or reducing the use of certain existing Keahole diesel units. The EPA stated that it found the netting proposal procedurally and substantively acceptable, and that if emission increases were kept below significance levels, it would not require the use of any particular emission control technology. In December 1996, the DOH proposed a revised draft air permit which reflected HELCO's netting proposal and was acceptable to HELCO. A public hearing relating to the modifications in the revised draft permit was held on March 3, 1997. In July 1997, HELCO submitted a revised netting proposal at the request of the DOH and EPA. Based on the proceedings to date, management believes that HELCO will obtain the required PSD permit.

DECLARATORY JUDGMENT ACTION.  On February 5, 1997, the Keahole Defense Coalition
---------------------------
and three individuals filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. While management believes the allegations are without merit, it is too early to predict the outcome of this lawsuit. HELCO has filed its answer and intends to vigorously defend against the claims raised. Discovery has commenced and is ongoing.

IPP COMPLAINTS. Two independent power producers (IPPs), Kawaihae Cogeneration
--------------
Partners (KCP) and Enserch Development Corporation (Enserch), filed separate complaints against HELCO with the PUC in 1993 and 1994, respectively, alleging that they are entitled to power purchase contracts to provide HELCO with additional capacity which they claim would be a substitute for HELCO's planned 56-MW combined-cycle unit at Keahole. Under HELCO's current estimate of generating capacity requirements, there is a near-term need for capacity in addition to the capacity which might be provided by any of the proposed IPP units.

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

KCP COMPLAINT. On January 26, 1996, the PUC ordered HELCO to continue in good
---------------
faith to negotiate a power purchase agreement with KCP. Status reports were filed with the PUC in March 1996. On December 12, 1996, KCP filed directly with the PUC a new proposal pursuant to which it would construct a facility and have HELCO operate and manage the facility. Although the new proposal had not been submitted to or negotiated with HELCO, KCP asked the PUC to compel HELCO to enter into the agreement. On December 19, 1996, HELCO filed a Motion to Dismiss or to extend the time for responding. On March 10, 1997, the PUC denied KCP's motion to compel HELCO to enter into KCP's proposed agreement, noting that KCP's proposal was in the nature of a lease of a generating facility, rather than a power purchase agreement within the purview of the Public Utility Regulatory Policies Act of 1978. The PUC Order also confirmed the importance of placing the next generating unit on line as quickly as possible to meet the recognized generation shortfall on the island of Hawaii, and directed KCP and HELCO to resume negotiations aimed at finalizing a power purchase agreement. The Order directed HELCO and KCP to submit to the PUC, within 45 days of the Order, either a finalized power purchase agreement or a written report on the matters preventing an agreement, including specific positions on each disputed issue, as to which the parties may request a hearing or submit to the PUC for resolution. KCP and HELCO filed their written reports on April 24 and 25, 1997, respectively. In addition, on May 1, 1997, KCP filed a motion for unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith, and on June 23, 1997, KCP filed a Motion for the Calculation of Allowable Cost, asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost," calculated as of April 28, 1997 (the date the Environmental Appeals Board dismissed the appeal filed with regard to KCPOs air permit), which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions on May 12, 1997 and June 30, 1997. An evidentiary hearing requested by KCP and arguments on the motions are scheduled for August 25, 1997.

ENSERCH COMPLAINT. On June 2, 1997, HELCO filed a motion with the PUC for
-----------------
approval of a settlement agreement reached with Enserch regarding a power purchase agreement. The motion asked for: (1) approval of a settlement reached on avoided cost issues, and (2) a finding that it is prudent for

HELCO to enter into the power purchase and interconnection agreements with Enserch, while continuing to pursue the installation of its own combustion turbines (CT-4 and CT-5) at Keahole. The parallel pursuit of both projects is intended to enable HELCO to maximize the opportunity to add generation as quickly as possible, to address the possibility of delays in either project, and to meet both HELCO's immediate need for additional generation and its further need in the 1999 time frame. On August 7, 1997, the PUC issued an Order in which it (a) approved the Settlement Agreement insofar as it settled issues concerning the terms and conditions of the power purchase and interconnection agreements (the "Agreements") between HELCO and Enserch, (b) directed HELCO and Enserch to submit for the PUC's review and approval executed copies of the Agreements,
(c) stated that avoided costs will be determined in accordance with the Settlement Agreement and (d) denied HELCO's request for the PUC to determine in the Enserch docket that it is prudent for HELCO to enter into the Agreements while continuing to pursue installation of CT-4 and CT-5. On the last point, the PUC stated that it had not made, and was unable to make, a decision as to which generation unit should follow the next unit. Thus, although the PUC acknowledged that the Settlement Agreement was conditional on it determining that it was prudent for HELCO to pursue CT-4 and CT-5 in parallel with the Enserch agreement, the PUC stated its belief that this would unreasonably tie its hands and was outside the Enserch docket. The PUC thus concluded that it would require HELCO to execute the Agreements and submit them for PUC approval notwithstanding the PUC's refusal to make the prudency determination.


HCPC COMPLAINT. On April 1, 1997, Hilo Coast Processing Company (HCPC) filed a
---------------
complaint against HELCO with the PUC, requesting an immediate hearing on HCPC's offer for a new 20-year power purchase contract for its existing facility, which is proposed to be expanded from 22 MW to 32 MW. HCPC's existing power purchase agreement is scheduled to terminate at the end of 1999. On May 27, 1997, HELCO filed its response to HCPC's complaint. The PUC has converted the complaint to a purchased power contract negotiation proceeding. A stipulated pre-hearing order was approved by the PUC on June 23, 1997. Pursuant to the schedule therein, the parties filed direct testimonies and information requests in July 1997, and an evidentiary hearing is scheduled for November 4, 1997.

Management cannot determine at this time whether the negotiations with the IPPs and related PUC proceedings will result in execution and/or PUC approval of a power purchase agreement.

COSTS INCURRED. As of June 30, 1997, HELCO's costs incurred in its efforts to
--------------
put into service its combined-cycle unit amounted to $51.9 million, including approximately $26.8 million for equipment and material purchases, approximately $10.7 million for planning, engineering, permitting, site development and other costs and approximately $14.4 million as an allowance for funds used during construction.

CONTINGENCY PLANNING. In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address possible further delays in obtaining the permits necessary to construct its combined-cycle unit. HELCO arranged for additional firm capacity to be provided by its existing firm power producers, obtained contracts shifting loads to off-peak hours, deferred generation unit retirements, began the implementation of its energy-efficiency demand-side management programs, refurbished CT-1 to increase its capacity back to its nameplate rating of
11.5 MW, and have received permits and are preparing for the installation in 1997 of four dispersed diesel units. These measures have helped HELCO maintain its reserve margin and reduce the risk of capacity shortages.

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

The revenues recorded by HECO during 1996 were based on rates approved in a final PUC decision and order in HECO's 1995 test year rate case. The amount of 1996 net income represented by the difference between the actual ROR of 9.70% and the 9.16% determined reasonable in December 1995 by the PUC was less than $4.5 million. It would be highly unusual if this show cause order were to result in a refund to customers based on a retroactive calculation. By contrast, the refund of $10 million of revenues, which was ordered by the PUC in December 1995 and refunded in the first half of 1996, related to revenues that had been collected under interim rate orders in which the PUC clearly stated that revenues collected under the interim orders were subject to refund.

On April 7, 1997, HECO filed its response to the PUC's order. HECO indicated the reported RORs for 1995 and 1996 were higher than the return used to determine the 1995 test year revenue requirements primarily due to the impact in 1995 of higher kilowatthour sales because of warmer than normal weather, and the impact in 1996 of higher kilowatthour sales because of normal expected sales growth, increased military sales and warmer than normal weather. In its April 7, 1997 response, HECO also reported that its pro forma results for 1997 project a ROR (for ratemaking purposes) of 9.39%. HECO indicated that the return it expects to earn in 1997 is within the "zone of reasonableness" and should not be deemed excessive. Among other things, HECO explained that the weighted average cost of capital in 1997 should be higher than the 9.16% found to be reasonable in HECO's 1995 test year rate case, because a higher ROACE is appropriate under 1997 market conditions. HECO also pointed out that it is not compensated in those years when its actual results fall below returns that were found to be reasonable in the most recent rate case. The Consumer Advocate served information requests on HECO in July 1997, and plans to file a final Statement of Position in August 1997. Management cannot predict what future PUC action may be taken in this proceeding.

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

CAPITAL STRUCTURE

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which lists required disclosures about capital structure that had been included in a number of previously existing statements and opinions. SFAS No. 129 is effective for periods ending after December 15, 1997. HECO and its subsidiaries' will adopt the provisions of SFAS No. 129 in the fourth quarter of 1997. Management does not expect adoption of SFAS No. 129 will have a material effect on HECO's consolidated financial condition, results of operations or liquidity.

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. HECO and its subsidiaries will adopt the provisions of SFAS No. 130 on January 1, 1998. SFAS No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. Management does not expect adoption of SFAS No. 130 will have a material effect on HECO's consolidated financial statements, financial condition, results of operations or liquidity.

(6)  SUMMARIZED FINANCIAL INFORMATION
-------------------------------------
Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:


Balance sheet data
                                                          HELCO                                   MECO
                                          ---------------------------------------    ------------------------------
                                              June 30,          December 31,         June 30,          December 31,
(in thousands)                                  1997                1996               1997                1996
--------------------------------------------------------------------------------------------------------------------
Current assets............................      $ 28,820             $ 26,345          $ 29,202             $ 30,701
Noncurrent assets.........................       397,472              390,464           371,679              366,489
                                                --------             --------          --------             --------
                                                $426,292             $416,809          $400,881             $397,190
                                                ========             ========          ========             ========


Common stock equity.......................      $142,099             $143,212          $147,624             $147,573
Cumulative preferred stock
    Not subject to mandatory redemption...        10,000               10,000             8,000                8,000
    Subject to mandatory redemption.......         7,200                7,200             5,765                5,960
Current liabilities.......................        73,465               73,650            34,938               41,700
Noncurrent liabilities....................       193,528              182,747           204,554              193,957
                                                --------             --------          --------             --------
                                                $426,292             $416,809          $400,881             $397,190
                                                ========             ========          ========             ========

                                              HELCO                                                               MECO
                  ---------------------------------------------------------    ---------------------------------------------------
                         Three months ended           Six months ended                 Three  months  ended    Six  months  ended
                               June 30,                    June 30,                            June 30,               June 30,
                  ---------------------------------------------------------    ---------------------------------------------------
(in thousands)          1997         1996              1997           1996             1997         1996         1997        1996
----------------------------------------------------------------------------------------------------------------------------------
Operating
   revenues.......     $39,025         $37,481         $79,363         $72,670          $38,281      $35,416     $76,260     $68,211
Operating
   income.........       4,496           4,768           7,839           7,457            3,709        3,695       8,138       7,625
Net income for
   common stock...       3,782           3,023           6,518           5,162            2,553        3,105       5,848       6,272


To the extent HECO has not provided separate financial statements and other disclosures concerning MECO and HELCO, management has concluded that such financial statements and other information is not material to holders of securities issued by MECO or HELCO which have been fully and unconditionally guaranteed by HECO.

(7)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
--------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     ---------------------------------


                                                                Three months ended                          Six months ended
                                                                     June 30,                                   June 30,
                                                       --------------------------------------              ------------------
(in thousands)                                                1997               1996               1997              1996
-----------------------------------------------------------------------------------------------------------------------------

Operating income from regulated and nonregulated
 activities before income taxes (per HEI consolidated
 statements of income).................................      $ 40,396           $ 43,375           $ 78,990          $ 82,114
Deduct:
 Income taxes on regulated activities..................       (12,073)           (13,660)           (23,777)          (25,893)
 Revenues from nonregulated activities.................        (2,352)            (2,180)            (4,511)           (4,073)
Add:
 Expenses from nonregulated activities.................           132                 73                215               155
                                                             --------           --------           --------          --------

Operating income from regulated activities after
 income taxes (per HECO consolidated statements of           $ 26,103           $ 27,608           $ 50,917          $ 52,303
 income)...............................................
                                                             ========           ========           ========          ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

                             RESULTS OF OPERATIONS
HEI Consolidated
----------------

                                Three months ended
                                     June 30,
                           --------------------------
(in thousands, except                                        %                  Primary reason(s) for
per share amounts)              1997          1996         change                significant change*
---------------------------------------------------------------------------------------------------------------

Revenues..................      $360,253      $347,243            4    Increases for electric utility and
                                                                       savings bank segments

Operating income..........        50,170        51,412           (2)   Decreases for the electric utility and
                                                                       "other" segments, partly offset by
                                                                       increase for the savings bank segment

Net income................        19,795        21,363           (7)   Lower operating income and higher
                                                                       preferred securities distributions (due
                                                                       to the issuance of HEI- and
                                                                       HECO-obligated  preferred securities of
                                                                       trust subsidiaries)

Earnings per common share.      $   0.63      $   0.71          (11)   See explanation for "net income," and
                                                                       an increase in shares outstanding
Weighted average number
 of common shares
 outstanding..............        31,237        30,182            3    Issuances under the Dividend
                                                                       Reinvestment and Stock Purchase Plan
                                                                       and other plans

                                 Six months ended
                                     June 30,
                          ----------------------------
(in thousands, except                                        %                 Primary reason(s) for
per share amounts)              1997          1996         change               significant change*
-------------------------------------------------------------------------------------------------------------

Revenues..................      $719,446      $673,412            7    Increases for all segments

Operating income..........        99,522        98,147            1    Increase for the savings bank
                                                                       segment, partly offset by decrease
                                                                       for the electric utility segment

Net income................        39,458        40,232           (2)   Higher operating income, more than
                                                                       offset by higher preferred securities
                                                                       distributions (due to the issuance of
                                                                       HEI- and HECO-obligated preferred
                                                                       securities of trust subsidiaries)

Earnings per common share.          1.27          1.34           (5)   See explanation for "net  income," and
                                                                       an increase in shares outstanding
Weighted average number
 of common shares
 outstanding..............        31,099        30,033            4    Issuances under the Dividend
                                                                       Reinvestment and Stock Purchase Plan
                                                                       and other plans

*  Also see segment discussions which follow.

Following is a general discussion of the results of operations by business segment.

ELECTRIC UTILITY
----------------

                                Three months ended
                                     June 30,
                          ----------------------------
(in thousands, except per                                    %                  Primary reason(s) for
barrel amounts)                 1997          1996         change                significant change
-------------------------------------------------------------------------------------------------------------

Revenues..................      $275,324      $264,987            4    Recovery through rates of higher fuel
                                                                       prices ($7 million) and IRP related
                                                                       costs ($5 million, including
                                                                       demand-side management program costs,
                                                                       lost margins and shareholder
                                                                       incentives), partly offset by a 1.7%
                                                                       decrease in KWH sales ($4 million)
Expenses
 Fuel oil.................        65,112        61,665            6    Higher fuel oil prices, partly offset
                                                                       by less KWHs generated

 Purchased power..........        72,473        69,798            4    Higher fuel prices, higher IPP
                                                                       capacity and nonfuel charges and more
                                                                       KWHs purchased

 Other....................        97,343        90,149            8    Higher maintenance expense,
                                                                       depreciation expense, other operation
                                                                       expense (due to higher IRP related
                                                                       costs) and revenue taxes

Operating income..........        40,396        43,375           (7)   Higher revenues more than offset by
                                                                       higher expenses

Net income................        18,115        19,888           (9)   Lower operating income, higher
                                                                       interest expense (due to higher
                                                                       average borrowings) and preferred
                                                                       securities distributions (due to the
                                                                       issuance of HECO-obligated preferred
                                                                       securities of trust subsidiary),
                                                                       partly offset by higher AFUDC
Fuel oil price per barrel.         25.86         23.11           12

                                 Six months ended
                                     June 30,
                          ----------------------------
(in thousands, except per                                    %                  Primary reason(s) for
barrel amounts)                 1997          1996         change                significant change
-------------------------------------------------------------------------------------------------------------

Revenues..................      $549,080      $512,824            7    Recovery through rates of higher fuel
                                                                       prices ($26 million) and IRP related
                                                                       costs ($8 million, including
                                                                       demand-side management program costs,
                                                                       lost margins and shareholder
                                                                       incentives) and higher rates ($2
                                                                       million), partly offset by a 0.5%
                                                                       decrease in KWH sales ($2 million)
Expenses
 Fuel oil.................       134,332       115,287           17    Higher fuel oil prices, partly offset
                                                                       by less KWHs generated

 Purchased power..........       143,224       137,605            4    Higher fuel prices and higher IPP
                                                                       capacity and nonfuel charges

 Other....................       192,534       177,818            8    Higher depreciation expense, other
                                                                       operation expense (due to higher IRP
                                                                       related costs), maintenance expense
                                                                       and revenue taxes

Operating income..........        78,990        82,114           (4)   Higher revenues more than offset by
                                                                       higher expenses

Net income................        35,279        37,427           (6)   Lower operating income, higher
                                                                       interest expense (due to higher
                                                                       average borrowings) and preferred
                                                                       securities distributions (due to the
                                                                       issuance of HECO-obligated preferred
                                                                       securities of trust subsidiary),
                                                                       partly offset by higher AFUDC
Fuel oil price per barrel.         26.98         22.83           18

Electric utility operating income decreased 7% and 4% during the second quarter and first six months of 1997, respectively, compared to the same periods in 1996 as a result of lower kilowatthour (KWH) sales and higher expenses. KWH sales in the second quarter and first six months of 1997 decreased 1.7% and 0.5%, respectively, from the same periods in 1996, partly due to cooler weather and the soft tourist industry. Higher maintenance expense from higher plant overhaul costs and higher depreciation expense from plant additions also contributed to the decline in operating income. Electric utility net income decreased 9% and 6% during the second quarter and first six months of 1997, respectively, compared to the same periods in 1996 as a result of lower operating income and higher interest expense and preferred securities distributions, partly offset by higher allowance for funds used during construction (AFUDC).

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

Recent rate requests
--------------------

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. Two of three previously reported rate proceedings were resolved by final D&Os issued in April 1997 and the third awaits PUC action on a stipulation that would close that proceeding.

Hawaii Electric Light Company, Inc.
-----------------------------------

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

 . In May 1996, MECO filed a request to increase rates based on a 1997 test year, primarily to recover the costs related to the anticipated 1997 addition of new generating unit M17. MECO requested an increase of 13%, or $18.9 million in annual revenues over rates in effect at the time of filing, based on a 12.9% ROACE. On November 7, 1996, MECO filed a motion with the PUC to approve a stipulation between MECO and the Consumer Advocate which would close the MECO 1997 rate case and would provide MECO with an increase in annual revenues of $1.5 million over revenues at rates effective at that time, based on an 11.65% ROACE. The stipulation stated that the increase would be effective January 1, 1997, but it has not and will not become effective unless and until the PUC approves the stipulation. On May 23, 1997, the stipulated increase was revised to $1.3 million after considering the final decision in the 1996 test year case. The primary reason for the stipulation was a delay in the expected in-service date for MECO's generating unit M17, from the second half of 1997 to the first half of 1998, which resulted from delays in obtaining the necessary PSD permit from the DOH/EPA. MECO now anticipates that it will obtain the PSD permit necessary to place M17 in service in late 1998, in which event it is likely that MECO will file a request to increase rates based on a 1999 test year.

CONTINGENCIES

See note (4) in HECO's "Notes to consolidated financial statements" for a discussion of contingencies, including interim rate increases, the HELCO power situation, environmental regulation and the PUC show cause order for HECO.

SAVINGS BANK
------------

                                 Three months ended
                                      June 30,
                          -----------------------------
                                                               %                 Primary reason(s) for
(in thousands)                   1997           1996         change                significant change
----------------------------------------------------------------------------------------------------------------

Revenues..................       $69,674        $66,278        5        Higher interest income as a result of
                                                                        the higher average loans receivable
                                                                        balance and higher weighted average
                                                                        yield on interest-earning assets,
                                                                        partly offset by the lower average
                                                                        mortgage-backed securities balance

Operating income*.........        12,236         10,202       20        Higher net interest income and a
                                                                        reduction in deposit-insurance
                                                                        premiums, partly offset by an increase
                                                                        in the provision for loan losses

Net income*...............         7,172          5,946       21        Higher operating income

Interest rate spread......          2.96%          2.79%                3 basis points increase in the weighted
                                                                        average yield on interest-earning
                                                                        assets and a 14 basis points decrease
                                                                        in the weighted average rate on
                                                                        interest-bearing liabilities

                                  Six months ended
                                      June 30,
                          -----------------------------
                                                               %                 Primary reason(s) for
(in thousands)                   1997           1996         change               significant change
--------------------------------------------------------------------------------------------------------------

Revenues..................      $138,586       $132,070       5         Higher interest income as a result of
                                                                        the higher average loans receivable
                                                                        balance, partly offset by the lower
                                                                        average mortgage-backed securities
                                                                        balance and lower weighted average
                                                                        yields on interest-earning assets

Operating income*.........        24,521         20,158      22         Higher net interest income and a
                                                                        reduction in deposit-insurance
                                                                        premiums, partly offset by an
                                                                        increase in the provision for loan
                                                                        losses and higher compensation and
                                                                        employee benefit expenses

Net income*...............        14,271         11,736      22         Higher operating income

Interest rate spread......          2.97%          2.82%                2 basis points decrease in the
                                                                        weighted average yield on
                                                                        interest-earning assets, offset by a
                                                                        17 basis points decrease in the
                                                                        weighted average rate on
                                                                        interest-bearing liabilities

* On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which authorized a one-time deposit-insurance premium assessment by the FDIC. ASB's assessment was $8.3 million after-tax and was accrued in September 1996. After the one-time assessment, ASB's deposit-insurance premiums (including assessments to pay interest on the FICO bond) were initially reduced from 23 cents to 6.5 cents per $100 of deposits, effective January 1, 1997. As a result of the reduction in deposit-insurance premiums, ASB's pretax and after-tax savings were approximately $0.9 million and $0.5 million, respectively, for the second quarter of 1997, and approximately $1.8 million and $1.1 million, respectively, for the first six months of 1997. See note (3) in HEI's "Notes to consolidated financial statements" for additional information.

Several factors contributed to the increase in ASB's interest rate spread--the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. One of the primary factors was the decrease in rates paid on ASB's deposits commencing in September 1996. Comparing the first six months of 1997 to the same period in 1996, the weighted average rate on interest-bearing liabilities decreased more than the weighted average yield on interest-earning assets decreased.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. Deposits increased by $52 million in the first six months of 1997, including $35 million of interest credited to accounts. ASB also derives funds from receipt of interest and principal on outstanding loans receivable and mortgage-backed securities, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase and other sources. In recent years, securities sold under agreements to repurchase and advances from the FHLB of Seattle have become more significant sources of funds as the demand for deposits decreased. Using sources of funds with a higher cost than deposits, such as securities sold under agreements to repurchase, puts downward pressure on ASB's net interest income.

In January 1996, the federal funds rate, which is the rate charged by banks for overnight loans to each other and which has a significant influence on deposit and loans receivable rates, decreased from 5.5% to 5.25%. In March 1997, the federal funds rate increased 25 basis points to 5.5%.

PURCHASE AND ASSUMPTION AGREEMENT WITH BANK OF AMERICA, FSB

See note (3) in HEI's "Notes to consolidated financial statements" for a discussion of ASB's Purchase and Assumption Agreement with Bank of America, FSB.

OTHER
-----

                                 Three months ended
                                      June 30,
                          -----------------------------
                                                               %                   Primary reason(s) for
(in thousands)                   1997           1996         change                 significant change
-----------------------------------------------------------------------------------------------------------------
Revenues..................       $15,255        $15,978       (5)        Real estate subsidiary sale of land in
                                                                         downtown Honolulu to a developer for a
                                                                         residential condominium in second
                                                                         quarter 1996, partly offset by freight
                                                                         transportation subsidiaries' higher
                                                                         general freight and interstate revenue
                                                                         in second quarter 1997

Operating loss............        (2,462)        (2,165)     (14)        Real estate subsidiary sale of land in
                                                                         second quarter 1996, partly offset by
                                                                         lower holding company administrative
                                                                         and general expenses in second quarter
                                                                         1997

                                  Six months ended
                                      June 30,
                          -----------------------------
                                                               %                  Primary reason(s) for
(in thousands)                   1997           1996         change                significant change
----------------------------------------------------------------------------------------------------------------
Revenues..................       $31,780        $28,518       11        Freight transportation subsidiaries'
                                                                        higher interstate revenues and HEIIC's
                                                                        higher investment income, partly offset
                                                                        by real estate subsidiary sale of land
                                                                        in 1996

Operating loss............        (3,989)        (4,125)       3        Lower holding company administrative
                                                                        and general expenses and HEIIC's higher
                                                                        investment income, partly offset by
                                                                        real estate subsidiary sale of land in
                                                                        1996

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

FREIGHT TRANSPORTATION

The freight transportation subsidiaries recorded operating income of $0.4 million and $0.8 million in the second quarter and first half of 1997, respectively, compared with $0.5 million and $0.9 million in the same periods of 1996. The freight transportation subsidiaries continue to be negatively impacted by the slow economic activity on Oahu's neighbor islands and the slow construction industry in Hawaii.

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

REAL ESTATE

MPC recorded operating losses of $0.3 million and $0.6 million in the second quarter and first half of 1997, respectively, compared with operating incomes of $0.7 million and $0.4 million in the same periods of 1996. MPC's results in the first half of 1996 were favorably impacted by its sale in April 1996 of land in downtown Honolulu to a developer for a pretax gain of $1.1 million. MPC's real estate development activities have been negatively impacted by the slow real estate market in Hawaii. It is expected that Hawaii's real estate market will not rebound in the near term. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects. For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

OTHER

HEIPC was formed in 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power projects in Asia and the Pacific. HEIP's consolidated operating losses were $0.8 million and $1.1 million in the second quarter and first half of 1997, respectively, compared with $0.5 million and $1.0 million in the same periods of 1996.

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement with the Guam Power Authority, pursuant to which HPG will repair, operate and maintain for approximately 20 years two oil-fired 25-MW (net) units on Guam Power Authority property at Tanguisson, Guam. On October 30, 1996, HEI filed with the SEC a "Notification of Foreign Utility Company Status" on Form U-
57. On November 11, 1996, HPG assumed operational control of the Tanguisson facility.

HPG's total cost to repair the two units is expected to be approximately $14 million, approximately 80% of which HPG is seeking to fund through nonrecourse financing. Repair of the facility is expected to be complete in August 1997 and payments by the Guam Power Authority under the agreement commenced in January 1997. While the Guam Power Authority project site is contaminated with oils from pre-existing spills, Guam Power Authority has agreed to indemnify and hold HPG harmless from any resulting liability.

CONTINGENCIES
-------------

See note (8) in HEI's "Notes to consolidated financial statements" for a discussion of contingencies, including environmental regulation and The Hawaiian Insurance & Guaranty Company, Limited.

ACCOUNTING CHANGES
------------------

See note (7) in HEI's "Notes to consolidated financial statements" for a discussion of SOP 96-1, "Environmental Remediation Liabilities"; SFAS No. 128, "Earnings Per Share"; SFAS No. 129, "Disclosure of Information about Capital Structure"; SFAS No. 130, "Reporting Comprehensive Income"; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

The consolidated capital structure of HEI was as follows:


(in millions)                                            June 30, 1997                          December 31, 1996
--------------------------------------------------------------------------------------------------------------------

Short-term borrowings.........................        $  131                 7%             $  217                11%
Long-term debt................................           802                41                 810                43
HEI- and HECO-obligated preferred
 securities of trust subsidiaries.............           150                 8                  --                --
Preferred stock of electric utility
 subsidiaries.................................            85                 4                  87                 5
Common stock equity...........................           788                40                 773                41
                                                      ------            ------              ------            ------
                                                      $1,956               100%             $1,887               100%
                                                      ======            ======              ======            ======

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from FHLB are not included in the table above.

For the first six months of 1997, net cash provided by operating activities was $61 million. Net cash used in investing activities was $95 million, largely due to ASB's loan originations, net of repayments, and consolidated HECO's capital expenditures, partly offset by the net decrease in ASB's mortgage-backed securities. Net cash provided by financing activities was $66 million as a result of several factors, including the issuance of HEI- and HECO-obligated preferred securities of trust subsidiaries and net increases in deposit liabilities and securities sold under agreements to repurchase, partly offset by net decreases in short-term borrowings and advances from FHLB, and by common stock dividends.

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

Total HEI consolidated financing requirements for 1997 through 2001, including net capital expenditures (which exclude AFUDC and capital expenditures funded by third-party cash contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase) and sinking fund requirements, are currently estimated to total $1.0 billion. Of this amount, approximately $0.8 billion is for net capital expenditures

(mostly relating to the electric utilities' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 61% of the consolidated financing requirements (which include approximately $160 million of new capital to be infused into ASB upon the acquisition of Bank of America, FSB's Hawaii operations), with debt and equity financing providing the remaining requirements. Over the five-year period 1997 through 2001, HEI currently estimates that, in addition to retained earnings and the proceeds from the sale of the HEI- and HECO-obligated preferred securities of trust subsidiaries, it will require not more than $158 million in additional equity, which is expected to be provided principally by the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan. The additional equity will be used primarily to reduce HEI's overall borrowing level and to fund the common equity requirements of its subsidiaries. Additional equity in excess of the $158 million described above, and additional debt financing, may be required to fund activities not included in the 1997-2001 forecast, such as the development of additional independent power projects by HEIPC and its subsidiaries in Asia and the Pacific.

Following is a discussion of the liquidity and capital resources of HEI's largest segments, including HECO and its subsidiaries.

ELECTRIC UTILITY

HECO's consolidated capital structure was as follows:


(in millions)                                              June 30, 1997                          December 31, 1996
------------------------------------------------------------------------------------------------------------------------

Short-term borrowings from nonaffiliates
 and affiliate............................           $  126                  8%                $  126                  8%

Long-term debt............................              596                 37                    602                 38
HECO-obligated preferred securities of
 trust subsidiary.........................               50                  3                     --                 --

Preferred stock...........................               85                  5                     87                  6
Common stock equity.......................              757                 47                    751                 48
                                                     ------             ------                 ------             ------
                                                     $1,614                100%                $1,566                100%
                                                     ======             ======                 ======             ======

Operating activities provided $45 million in net cash during the first six months of 1997. Investing activities used net cash of $52 million primarily for capital expenditures. Financing activities provided net cash of $8 million, including $50 million of proceeds from the sale of the HECO-obligated preferred securities of trust subsidiary, mostly offset by net decreases in long-term debt and preferred stock and the payment of common and preferred dividends.

The electric utilities' consolidated financing requirements for 1997 through 2001, including net capital expenditures, long-term debt retirements and sinking fund requirements, are estimated to total $768 million. HECO's consolidated internal sources, after the payment of common and preferred stock dividends, are currently expected to provide approximately 75% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. As of June 30, 1997, an additional $45 million of revenue bonds was authorized by the Hawaii Legislature for issuance by the Department of Budget and Finance of the State of Hawaii on behalf of HECO and HELCO prior to the end of 1997, and an additional $150 million was authorized for issuance on behalf of HECO and MECO prior to the end of 1999. HECO currently estimates that it will require approximately $23 million in new common equity, in addition to retained earnings, over the five-year period 1997 through 2001. The PUC must approve issuances of long-term securities by HECO, HELCO and MECO.

Capital expenditures include the costs of projects which are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 1997 through 2001 are currently estimated to total $711 million. Approximately 65% of gross capital expenditures, including AFUDC and capital expenditures funded by third-party cash contributions in aid of construction, is for transmission and distribution projects, with the remaining 35% primarily for generation projects.

For 1997, electric utility net capital expenditures are estimated to be $118 million. Gross capital expenditures are estimated to be $153 million, comprised of approximately $96 million for transmission and distribution projects, approximately $36 million for new generation projects and approximately

$21 million for general plant and existing generation projects. In addition to the proceeds from the issuance of the HECO-obligated preferred securities of trust subsidiary received in March 1997, drawdowns of proceeds from the sales of tax-exempt special purpose revenue bonds and the generation of funds from internal sources are expected to provide the cash needed to finance capital expenditures (including the repayment of short-term borrowings incurred for that purpose).

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

SAVINGS BANK

                                                                                                        %
(in millions)                                       June 30, 1997         December 31, 1996           change
--------------------------------------------------------------------------------------------------------------

Assets...........................................           $3,643                   $3,591                  1
Mortgage-backed securities.......................            1,301                    1,340                 (3)
Loans receivable, net............................            2,070                    2,002                  3
Deposit liabilities..............................            2,203                    2,150                  2
Securities sold under agreements to repurchase...              521                      480                  9
Advances from Federal Home Loan Bank.............              631                      684                 (8)

As of March 31, 1997, ASB was the fourth largest financial institution in the state based on total assets of $3.6 billion and the third largest financial institution based on deposits of $2.2 billion.

For the first six months of 1997, net cash provided by ASB's operating activities was $24 million. Net cash used in ASB's investing activities was $32 million, due largely to the origination of loans receivable, partly offset by principal repayments and a net decrease in mortgage-backed securities. Net cash provided by financing activities was $34 million as a result of net increases of $41 million in securities sold under agreements to repurchase and $52 million in deposit liabilities, partly offset by a net decrease of $54 million in advances from the FHLB of Seattle and common stock dividends of $6 million.

Minimum liquidity levels are currently governed by the regulations adopted by the OTS. ASB was in compliance with OTS liquidity requirements as of June 30, 1997.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of June 30, 1997, ASB was in compliance with the OTS minimum capital requirements (noted in parenthesis) with a tangible capital ratio of 5.40% (1.5%), a core capital ratio of 5.48% (3.0%) and a risk-based capital ratio of 12.56% (8.0%).

The OTS has adopted a rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement. Institutions with an "above normal" level of IRR exposure will be required to deduct an amount from total capital and may be required to hold additional capital. Although the rule became effective January 1, 1994, the OTS has provided a waiver of the IRR capital deduction until it can finalize an appeals process for institutions subject to such deductions. As of June 30, 1997, ASB would not have been required to hold additional capital if the rule adding the IRR component had been implemented.

FDIC regulations restrict the ability of financial institutions that are not well-capitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 1997, ASB was well-capitalized (ratio requirements noted in parenthesis) with a leverage ratio of 5.48% (5.0%), a Tier-1 risk-based ratio of 11.68% (6.0%) and a total risk-based ratio of 12.56% (10.0%).

Significant interstate banking legislation has been enacted at both the federal and state levels. Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank holding company may acquire control of a bank in any state, subject to certain restrictions. Under Hawaii law, effective June 1, 1997, a bank chartered under Hawaii law may merge with an out-of-state bank and convert all branches of both banks into branches of a single bank, subject to certain restrictions. Although the federal and Hawaii laws apply only to banks, such legislation may nonetheless affect the competitive balance among banks, thrifts and other financial institutions and the level of competition among financial institutions doing business in Hawaii.

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


                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There are no significant developments in pending legal proceedings except as set forth in HEI's and HECO's "Notes to consolidated financial statements," management's discussion and analysis of financial condition and results of operations and Item 5, "Other information."

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

In April 1997, HECO, on behalf of HELCO, notified the DOH that it became aware that industrial oily wastewater was discharging into HELCO's Waimea facility's dry well system in noncompliance with the facility's Underground Injection Control permit. In May 1997, a written incident report was submitted to the DOH, the discharge of oily wastewater was ceased and the DOH issued a notice of apparent violation. Clean-up efforts will be undertaken in the near future. The DOH is considering enforcement action to be taken.

Air quality control
-------------------

The DOH has met with MECO representatives to review all outstanding air regulatory compliance issues which occurred at MECO during 1988 through 1996. The affected MECO facilities include Maalaea, Palaau, Lanai City and Miki Basin generation sites. MECO is continuing discussions with the DOH to finalize settlement of the outstanding issues.

B.  "Reciprocal beneficiaries" lawsuit

In the 1997 session, the Hawaii State Legislature passed a law creating the status of "reciprocal beneficiaries" for people who are ineligible to marry. The bill gave examples of reciprocal beneficiaries as "a widowed mother and her unmarried son, or two individuals who are of the same gender." In July 1997, several Hawaii companies, including HEI and certain of its subsidiaries, filed a lawsuit in federal court challenging Hawaii's new reciprocal beneficiaries law. The Company is seeking clarification of whether federal law overrides provisions of the new state law which makes reciprocal beneficiaries eligible for benefits such as medical insurance that are offered to employees and their families. The Company believes that federal law overrides state law in this area and that it is illegal for a state to mandate who is eligible for health care benefits. Federal law leaves it to each employer to decide eligibility.

C.  YB labor negotiations

YB has a collective bargaining agreement covering the period of July 1, 1993 through June 30, 1996 with the International Longshoremen's and Warehousemen's Union, Hawaii Division, Local 142 (ILWU). This agreement is being extended while collective bargaining negotiations continue. The agreement covers all regularly scheduled employees including freight clerks, stevedores, maintenance personnel, documentation clerks and customer service representatives. The agreement excludes professional employees, supervisory employees, guards and other clerical personnel.

In July 1997, the union members voted to give the union leaders the authority to initiate a strike after giving management 72 hours notice. In August 1997, YB reached a tentative settlement with the ILWU. The provisions of the settlement will be sent to union members to ratify.

D.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS


    Six months                                            Years Ended December 31,
       ended           -------------------------------------------------------------------------------------------
   June 30, 1997                  1996               1995               1994               1993               1992
-------------------    ---------------     --------------      -------------     --------------    ---------------
       1.82                       1.87               1.94               2.22               2.25               2.08
===================    ===============     ==============      =============     ==============    ===============

  RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS

    Six months                                            Years Ended December 31,
       ended           -------------------------------------------------------------------------------------------
   June 30, 1997                  1996               1995               1994               1993               1992
-------------------    ---------------     --------------      -------------     --------------    ---------------
       1.54                       1.53               1.57               1.69               1.65               1.50
===================    ===============     ==============      =============     ==============    ===============

For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent the sum of (i) pretax income from continuing operations (excluding undistributed net income or net loss from less than fifty-percent-owned persons) and (ii) fixed charges (as hereinafter defined, but excluding capitalized interest). "Fixed charges" are calculated both excluding and including interest on ASB's deposits during the applicable periods and represent the sum of (i) interest, whether capitalized or expensed, incurred by HEI and its subsidiaries plus their proportionate share of interest on debt to outsiders incurred by fifty-percent-owned persons, but excluding interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HEI's subsidiaries, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) the preferred securities distribution requirements of the trust subsidiaries.

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES


    Six months                                            Years Ended December 31,
       ended           -------------------------------------------------------------------------------------------
   June 30, 1997                  1996               1995               1994               1993               1992
-------------------    ---------------     --------------      -------------     --------------    ---------------
       3.08                       3.58               3.46               3.47               3.25               3.03
===================    ===============     ==============      =============     ==============    ===============

For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent the sum of (i) pretax income before preferred stock dividends of HECO and (ii) fixed charges (as hereinafter defined, but excluding the allowance for borrowed funds used during construction). "Fixed charges" represent the sum of
(i) interest, whether capitalized or expensed, incurred by HECO and its subsidiaries, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HELCO and MECO, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) the preferred securities distribution requirements of the trust subsidiary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS



HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1       Computation of ratio of earnings to fixed charges, six months ended
                   June 30, 1997 and 1996

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2       Computation of ratio of earnings to fixed charges, six months ended
                   June 30, 1997 and 1996

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1       Financial Data Schedule
                   June 30, 1997 and six months ended June 30, 1997

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2       Financial Data Schedule
                   June 30, 1997 and six months ended June 30, 1997

HEI                Seventh Amendment to Trust Agreement, made and entered into on June 13,
Exhibit 99.1       1997, Between Fidelity Management Trust Company and HEI for the Hawaiian
                   Electric Industries Retirement Savings Plan for incorporation by reference in the Registration Statement on Form S-8 (Regis. No. 333-02103)


(B)   REPORTS ON FORM 8-K

During the quarter, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated                    Registrant/s      Items reported
----------------------------------------------------------------------------------------------------
March 27, 1997            HEI, HECO        Item 5, HECO Capital Trust I issued and sold 2,000,000
                                           of its 8.05% Cumulative Quarterly Income Preferred
                                           Securities; Item 7, final form of documents delivered in
                                           connection with the offer and sale of the securities

May 26, 1997              HEI              Item 5, News release:  Hawaiian Electric Industries bank
                                           subsidiary makes in-market acquisition

May 30, 1997              HEI, HECO        Item 5, Purchase and Assumption Agreement between Bank
                                           of America, FSB and ASB; regulation of electric utility
                                           rates - Maui Electric Company, Limited; and update of
                                           Hawaii Electric Light Company, Inc. power situation



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.        HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                           (Registrant)


By  /s/ Robert F. Mougeot                 By  /s/ Paul Oyer
   ----------------------                 -----------------
  Robert F. Mougeot                       Paul A. Oyer
  Financial Vice President and            Financial Vice President and
    Chief Financial Officer               Treasurer
  (Principal Financial Officer of HEI)    (Principal Financial Officer of HECO)

Date:  August 11, 1997                    Date:  August 11, 1997