Form 10-Q
period 1997-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1997-11-13
CIK 354707, 46207

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                       OR
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x    No _____
                                          ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class of Common Stock                         Outstanding November 10, 1997
--------------------------------------------------------------------------------

Hawaiian Electric Industries, Inc.
(Without Par Value)...................            31,734,028 Shares
Hawaiian Electric Company, Inc.
($6 2/3 Par Value)....................  12,805,843 Shares (not publicly traded)


================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                 Form 10-Q--Quarter ended September 30, 1997

                                     INDEX

                                                                               Page No.
Glossary of terms.....................................................................ii

                         PART I.  FINANCIAL INFORMATION

Item  1.      Financial statements

              Hawaiian Electric Industries, Inc. and subsidiaries
              ---------------------------------------------------

              Consolidated balance sheets (unaudited) -
                September 30, 1997 and December 31, 1996..............................1

              Consolidated statements of income (unaudited) -
                three and nine months ended September 30, 1997 and 1996...............2

              Consolidated statements of retained earnings (unaudited) -
                three and nine months ended September 30, 1997 and 1996...............2

              Consolidated statements of cash flows (unaudited) -
                nine months ended September 30, 1997 and 1996.........................3

              Notes to consolidated financial statements (unaudited)..................4

              Hawaiian Electric Company, Inc. and subsidiaries
              ------------------------------------------------

              Consolidated balance sheets (unaudited) -
                September 30, 1997 and December 31, 1996.............................10

              Consolidated statements of income (unaudited) -
                three and nine months ended September 30, 1997 and 1996..............11

              Consolidated statements of retained earnings (unaudited) -
                three and nine months ended September 30, 1997 and 1996..............11

              Consolidated statements of cash flows (unaudited) -
                nine months ended September 30, 1997 and 1996........................12

              Notes to consolidated financial statements (unaudited).................13

Item 2.       Management's discussion and analysis of financial condition and results of operations............................................20


                          PART II.  OTHER INFORMATION

Item 1.       Legal proceedings......................................................32
Item 2.       Changes in securities..................................................32
Item 5.       Other information......................................................32
Item 6.       Exhibits and reports on Form 8-K.......................................37
Signatures...........................................................................37

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 1997

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

KCP          Kawaihae Cogeneration Partners

KWH          Kilowatthour

MECO         Maui Electric Company, Limited, a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

MPC          Malama Pacific Corp., a wholly owned subsidiary of Hawaiian
              Electric Industries, Inc. and parent company of several real estate subsidiaries

MW           Megawatt

OTS          Office of Thrift Supervision, Department of Treasury

TERMS          DEFINITIONS
-----          -----------

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

SEC          Securities and Exchange Commission

SFAS         Statement of Financial Accounting Standards

SOP          Statement of Position

YB           Young Brothers, Limited, a wholly owned subsidiary of Hawaiian Tug
              & Barge Corp.

FORWARD-LOOKING INFORMATION

This report and other presentations made by HEI and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Except for historical information contained herein, the matters set forth are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; product demand and market acceptance risks; increasing competition in the electric utility industry; capacity and supply constraints or difficulties; new technological developments; governmental and regulatory actions; the results of financing efforts; the timing and extent of changes in interest rates; the final purchase price and related adjustments made pursuant to the Purchase and Assumption Agreement pursuant to which ASB will acquire substantially all of the Hawaii deposits and certain of the Hawaii branches and other assets of Bank of America, FSB; and the results of integration of the Bank of America, FSB - Hawaii operations with the operations of ASB. Investors are also directed to consider other risks and uncertainties discussed in other periodic reports previously and subsequently filed by HEI and/or HECO with the SEC.

                        PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)



                                                                            September 30,          December 31,
(in thousands)                                                                  1997                   1996
-----------------------------------------------------------------------------------------------------------------
ASSETS
------
Cash and equivalents...................................................         $  124,610             $   97,417
Accounts receivable and unbilled revenues, net.........................            151,884                150,858
Inventories, at average cost...........................................             42,786                 48,745
Real estate developments...............................................             31,407                 33,210
Investment and mortgage-backed securities..............................          1,482,388              1,377,591
Other investments......................................................             72,212                 72,609
Loans receivable, net..................................................          2,113,929              2,002,028
Property, plant and equipment, net of accumulated
   depreciation and amortization of $956,336 and $890,055..............          1,984,057              1,941,767
Regulatory assets......................................................            104,684                100,804
Other..................................................................             96,448                 73,776
Goodwill and other intangibles.........................................             33,878                 37,035
                                                                              ------------            -----------
                                                                                $6,238,283             $5,935,840
                                                                              ============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
Accounts payable.......................................................         $   99,847            $   107,896
Deposit liabilities....................................................          2,220,326              2,150,370
Short-term borrowings..................................................            116,364                216,543
Securities sold under agreements to repurchase.........................            629,785                479,742
Advances from Federal Home Loan Bank...................................            706,774                684,274
Long-term debt.........................................................            803,672                810,080
Deferred income taxes..................................................            189,997                185,609
Unamortized tax credits................................................             49,732                 48,857
Contributions in aid of construction...................................            196,353                197,805
Other..................................................................            187,634                194,564
                                                                              ------------            -----------
                                                                                 5,200,484              5,075,740
                                                                              ------------            -----------

HEI- and HECO-obligated preferred securities of trust
    subsidiaries directly or indirectly holding solely HEI
    and HEI-guaranteed and HECO and HECO-guaranteed
    subordinated debentures............................................            150,000                     --
Preferred stock of electric utility subsidiaries
    Subject to mandatory redemption....................................             36,070                 38,955
    Not subject to mandatory redemption................................             48,293                 48,293
                                                                              ------------            -----------
                                                                                   234,363                 87,248
                                                                              ------------            -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 10,000 shares;
 issued:  none.........................................................                 --                     --
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 31,694 shares and 30,853 shares...................            647,062                622,945
Retained earnings......................................................            156,374                149,907
                                                                              ------------            -----------
                                                                                   803,436                772,852
                                                                              ------------            -----------
                                                                                $6,238,283             $5,935,840
                                                                              ============            ===========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                Three months ended                      Nine months ended
                                                                    September 30,                         September 30,
(in thousands, except per share amounts and              ---------------------------------     ---------------------------------
ratio of earnings to fixed charges)                          1997              1996               1997               1996
--------------------------------------------------------------------------------------------------------------------------------
REVENUES
Electric utility........................................       $282,234          $284,417         $  831,314         $  797,241
Savings bank............................................         71,625            68,281            210,211            200,351
Other...................................................         13,262            15,460             45,042             43,978
                                                          -------------     -------------     --------------     --------------
                                                                367,121           368,158          1,086,567          1,041,570
                                                          -------------     -------------     --------------     --------------
EXPENSES
Electric utility........................................        234,089           234,285            704,179            664,995
Savings bank............................................         59,778            58,461            173,843            170,373
     FDIC special assessment............................             --            13,835                 --             13,835
Other...................................................         16,942            16,834             52,711             49,477
                                                          -------------     -------------     --------------     --------------
                                                                310,809           323,415            930,733            898,680
                                                          -------------     -------------     --------------     --------------

OPERATING INCOME (LOSS)
Electric utility........................................         48,145            50,132            127,135            132,246
Savings bank............................................         11,847            (4,015)            36,368             16,143
Other...................................................         (3,680)           (1,374)            (7,669)            (5,499)
                                                          -------------     -------------     --------------     --------------
                                                                 56,312            44,743            155,834            142,890
                                                          -------------     -------------     --------------     --------------
Interest expense--electric utility and other.............       (15,929)          (16,060)           (48,074)           (48,309)
Allowance for borrowed funds used
   during construction..................................          1,522             1,098              4,658              3,602
Preferred stock dividends of electric
   utility subsidiaries.................................         (1,563)           (1,667)            (4,697)            (5,008)
Preferred securities distributions of
   trust subsidiaries...................................         (3,064)               --             (7,503)                --
Allowance for equity funds used during
   construction.........................................          2,654             2,399              8,079              7,197
                                                          -------------     -------------     --------------     --------------
INCOME BEFORE INCOME TAXES..............................         39,932            30,513            108,297            100,372
Income taxes............................................         15,794            13,141             44,701             42,768
                                                          -------------     -------------     --------------     --------------
NET INCOME..............................................       $ 24,138          $ 17,372         $   63,596         $   57,604
                                                          =============     =============     ==============     ==============
Earnings per common share...............................       $   0.77          $   0.57         $     2.04         $     1.91
                                                          =============     =============     ==============     ==============
Dividends per common share..............................       $   0.61          $   0.60         $     1.83         $     1.80
                                                          =============     =============     ==============     ==============
Weighted average number of common
   shares outstanding...................................         31,528            30,465             31,244             30,178
                                                          =============     =============     ==============     ==============
Ratio of earnings to fixed charges (SEC method)
   Excluding interest on ASB deposits...................                                                1.86               1.90
                                                                                              ==============     ==============
   Including interest on ASB deposits...................                                                1.57               1.54
                                                                                              ==============     ==============

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                 Three months ended                  Nine months ended
                                                                    September 30,                       September 30,
                                                         ---------------------------------   ---------------------------------
(in thousands)                                                  1997              1996              1997              1996
------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD..................       $151,455          $148,450          $149,907          $144,216
Net income..............................................         24,138            17,372            63,596            57,604
Common stock dividends..................................        (19,219)          (18,258)          (57,129)          (54,256)
                                                          -------------     -------------     -------------     -------------
RETAINED EARNINGS, END OF PERIOD........................       $156,374          $147,564          $156,374          $147,564
                                                          =============     =============     =============     =============

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                  --------------------------
(in thousands)                                                                         1997             1996
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................................    $  63,596        $  57,604
Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment..........       68,539           61,553
      Other amortization......................................................       10,706            9,584
      Deferred income taxes and tax credits, net..............................        3,333            6,955
      Allowance for equity funds used during construction.....................       (8,079)          (7,197)
      Changes in assets and liabilities
            Increase in accounts receivable and unbilled revenues, net........       (1,026)          (5,123)
            Decrease (increase) in inventories................................        5,959          (12,743)
            Decrease (increase) in regulatory assets..........................       (5,300)              24
            Increase (decrease) in accounts payable...........................       (8,049)          15,903
            Changes in other assets and liabilities...........................      (30,228)          (5,136)
                                                                                  ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................................       99,451          121,424
                                                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and purchased.....................................     (229,885)        (420,981)
Principal repayments on loans receivable......................................      110,210          130,745
Proceeds from sale of loans receivable........................................        2,906            2,314
Held-to-maturity mortgage-backed securities purchased.........................     (297,170)        (199,999)
Principal repayments on held-to-maturity mortgage-backed securities...........      194,512          252,511
Capital expenditures..........................................................     (105,699)        (146,346)
Contributions in aid of construction..........................................        4,402            7,979
Other.........................................................................          681            3,382
                                                                                  ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES.........................................     (320,043)        (370,395)
                                                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit liabilities................................       69,956          (47,539)
Net decrease in short-term borrowings with original maturities of three
 months or less...............................................................      (99,914)         (10,640)
Proceeds from other short-term borrowings.....................................        1,828            1,064
Repayment of other short-term borrowings......................................       (2,093)          (2,075)
Proceeds from securities sold under agreements to repurchase..................      958,500          470,100
Repurchase of securities sold under agreements to repurchase..................     (808,100)        (402,000)
Proceeds from advances from Federal Home Loan Bank............................      578,500          643,700
Principal payments on advances from Federal Home Loan Bank....................     (556,000)        (476,700)
Proceeds from issuance of long-term debt......................................        8,371           81,360
Repayment of long-term debt...................................................      (14,900)         (17,400)
Proceeds from issuance of HEI- and HECO-obligated preferred securities of
 trust subsidiaries...........................................................      150,000               --
Redemption of electric utility subsidiaries' preferred stock..................       (2,885)          (2,495)
Net proceeds from issuance of common stock....................................       18,906           14,849
Common stock dividends........................................................      (46,132)         (40,155)
Other.........................................................................       (8,252)             335
                                                                                  ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.....................................      247,785          212,404
                                                                                  ---------        ---------
Net increase (decrease) in cash and equivalents...............................       27,193          (36,567)
Cash and equivalents, beginning of period.....................................       97,417          130,833
                                                                                  ---------        ---------
CASH AND EQUIVALENTS, END OF PERIOD...........................................    $ 124,610        $  94,266
                                                                                  =========        =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997 and 1996
(Unaudited)


(1) BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended
December 31, 1996 and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarters ended March 31 and June 30, 1997.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, the results of its operations for the three months and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  ELECTRIC UTILITY SUBSIDIARY
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 10 through 19.

(3)  SAVINGS BANK SUBSIDIARY
----------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION

American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                                          Three months ended                    Nine months ended
                                                             September 30,                         September 30,
                                                -----------------------------------     --------------------------------
(in thousands)                                         1997                1996               1997              1996
------------------------------------------------------------------------------------------------------------------------
Interest income.................................        $ 67,425            $ 64,519          $198,459          $188,973
Interest expense................................          40,240              39,701           116,722           114,966
                                                        --------            --------          --------          --------
NET INTEREST INCOME.............................          27,185              24,818            81,737            74,007
Provision for losses............................          (2,068)               (521)           (4,860)           (1,412)
Other income....................................           4,200               3,762            11,752            11,378
Operating, administrative and general expenses..         (17,470)            (18,239)          (52,261)          (53,995)
     FDIC special assessment....................              --             (13,835)               --           (13,835)
                                                        --------            --------          --------          --------
OPERATING INCOME (LOSS).........................          11,847              (4,015)           36,368            16,143
Income taxes (benefit)..........................           4,807              (1,381)           15,057             7,041
                                                        --------            --------          --------          --------
NET INCOME (LOSS)...............................        $  7,040            $ (2,634)         $ 21,311          $  9,102
                                                        ========            ========          ========          ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                                                      September 30,          December 31,
(in thousands)                                                            1997                   1996
-----------------------------------------------------------------------------------------------------------

ASSETS
Cash and equivalents..............................................   $  120,127            $   93,905
Held-to-maturity investment securities............................       39,687                37,518
Held-to-maturity mortgage-backed securities.......................    1,441,488             1,340,073
Loans receivable, net.............................................    2,113,929             2,002,028
Other.............................................................       97,502                80,128
Goodwill and other intangibles....................................       33,878                37,035
                                                                     ----------            ----------
                                                                     $3,846,611            $3,590,687
                                                                     ==========            ==========
LIABILITIES AND EQUITY
Deposit liabilities...............................................   $2,220,326            $2,150,370
Securities sold under agreements to repurchase....................      629,785               479,742
Advances from Federal Home Loan Bank..............................      706,774               684,274
Other.............................................................       55,639                54,251
                                                                     ----------            ----------
                                                                      3,612,524             3,368,637
Common stock equity...............................................      234,087               222,050
                                                                     ----------            ----------
                                                                     $3,846,611            $3,590,687
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

On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 (Funds Act), which required the FDIC to impose a one-time special assessment on SAIF members in an amount sufficient to increase the SAIF reserve ratio to 1.25% of aggregate insured deposits as of October 1, 1996. In addition, effective January 1, 1997, the Funds Act provided that the assessment base for raising funds to pay interest on obligations issued by the Financing Corporation (FICO) is to be expanded to include the deposits of banks as well as thrifts. The provisions of the Funds Act should enable SAIF institutions to achieve, over time, parity with BIF institutions in the premium rates to be paid for deposit insurance coverage and to fund FICO interest obligations.

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

As a "well-capitalized" thrift, ASB's base deposit-insurance premium effective January 1, 1997 is zero and its assessment for funding FICO interest payments was initially 6.5 cents per $100 of deposits, compared to payments that would have been calculated at 23 cents per $100 of deposits under the premium schedule in effect during the first three quarters of 1996. This resulted in a reduction of approximately $2.8 million in aggregate deposit premiums paid during the first nine months of 1997 in comparison to what the premiums would have been if they had been calculated at 23 cents per $100 of deposits.

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

PURCHASE AND ASSUMPTION AGREEMENT WITH BANK OF AMERICA, FSB

On May 26, 1997, ASB entered into a Purchase and Assumption Agreement with Bank of America, FSB (BoA), to assume substantially all of the Hawaii deposit liabilities of BoA and acquire most of its branches and certain of its Hawaii-based loans. Based on financial information as of February 28, 1997, management estimated that the transaction would increase ASB's assets by approximately
$1.7 billion (representing the book value of assets after taking into account an estimated $160 million capital infusion into ASB to meet regulatory capital requirements related to ASB's increase in asset size) and increase ASB's deposit liabilities by approximately $1.6 billion. These estimates are subject to changes resulting from operations prior to closing and to numerous adjustments called for by the Agreement as of the closing date. HEI will fund the approximately $160 million capital infusion into ASB primarily through short-term borrowings that are expected to be repaid over time primarily out of a combination of earnings and proceeds from long-term debt. On October 29, 1997, the Office of Thrift Supervision approved the transaction, which is scheduled to close December 6, 1997, subject to review by the Department of Justice and satisfaction of all closing conditions.

(4)  REAL ESTATE SUBSIDIARY
---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $41 million and $46 million at September 30, 1997 and December 31, 1996, respectively. The amounts MPC will ultimately realize relative to these real estate investments could differ materially from the recorded amounts as of September 30, 1997.

At September 30, 1997, MPC or its subsidiaries had issued (i) guarantees under which they were jointly and severally contingently liable with their joint venture partners for $1.7 million of outstanding loans and (ii) payment guarantees under which MPC or its subsidiaries were severally contingently liable for $4.0 million of outstanding loans and $2.3 million of additional undrawn loan facilities. All such loans are collateralized by real property. At September 30, 1997, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $6.8 million was outstanding and $2.9 million was undrawn, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

(5)  HEI- AND HECO-OBLIGATED PREFERRED SECURITIES OF TRUST SUBSIDIARIES DIRECTLY
--------------------------------------------------------------------------------
OR INDIRECTLY HOLDING SOLELY HEI AND HEI-GUARANTEED AND HECO AND HECO-GUARANTEED
--------------------------------------------------------------------------------
SUBORDINATED DEBENTURES
-----------------------

In February 1997, Hawaiian Electric Industries Capital Trust I (the Trust), a grantor trust, issued and sold, in an underwritten registered public offering, 4 million of its 8.36% Company-obligated preferred securities (trust preferred securities), representing undivided preferred beneficial ownership interests in the assets of the Trust. HEI owns 100% of the common securities of the Trust. The Trust utilized the proceeds from the issuance of the trust preferred securities ($100 million) and the trust common securities ($3.2 million) to purchase all the limited partner interests in HEI Preferred Funding, LP (the Partnership). Hycap Management, Inc. (Hycap), a wholly owned subsidiary of HEI, is the sole general partner of the Partnership. Substantially all of the proceeds from the sale of the limited partner interests and the general partner interest were used by the Partnership to purchase 8.36% junior subordinated debentures of HEI and HEIDI due in 2017 in the aggregate principal amount of $120.1 million. The limited partner interests in the Partnership are the sole assets of the Trust. HEI and HEIDI's junior subordinated debentures represent substantially all of the assets of the Partnership. In connection with these transactions, HEI issued subordinated guarantees relating to the performance of certain obligations by the Trust, the Partnership and HEIDI. The debentures issued by HEI and HEIDI to the Partnership, the interests in the Partnership, HEI's investment in Hycap and the common securities of the Trust owned by HEI have been eliminated in the Company's consolidated balance sheet as of September 30, 1997.

In March 1997, HECO Capital Trust I, a grantor trust and wholly owned subsidiary of HECO, issued and sold, in an underwritten registered public offering, 2 million of its HECO-obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997, with an aggregate liquidation value of $50 million. See note (2) in HECO's "Notes to consolidated financial statements."

(6)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:


                                                                                 Nine months ended
                                                                                   September 30,
                                                                       ----------------------------------
(in thousands)                                                                1997               1996
---------------------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding
 interest paid on nonrecourse debt on leveraged leases)................       $153,374           $154,843

                                                                       ===============     ==============

Interest paid on nonrecourse debt on leveraged leases..................       $  3,959           $  4,315
                                                                       ===============     ==============

Income taxes...........................................................       $ 45,251           $ 36,117
                                                                       ===============     ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $11.0 million and $14.1 million for the nine months ended September 30, 1997 and 1996, respectively.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $8.1 million and $7.2 million for the nine months ended September 30, 1997 and 1996, respectively.

(7)  ACCOUNTING CHANGES
-----------------------

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding for the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS
No. 128 in the fourth quarter of 1997. SFAS No. 128 requires restatement of all prior period earnings per share data presented. Management does not expect adoption of SFAS No. 128 will have a material effect on the Company's previously reported earnings per share.

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

(8)  Contingencies
------------------

ENVIRONMENTAL REGULATION

By letters in January and February 1995, the Department of Health of the State of Hawaii (DOH) advised HECO, HTB, YB and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor and requested information regarding past hazardous substances and oil spills that may have occurred. HECO, HTB and YB provided responses to the DOH letters. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be either potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 to inform them of its findings and to establish the framework to determine remedial and cleanup requirements. A Technical Workgroup (comprised of certain of the parties identified in the December 1995 DOH letter, including HECO, Chevron U.S.A. Inc., Shell Oil Products Company, the State of Hawaii Department of Transportation and others) was formed to conduct independent voluntary investigations relative to this issue. The Technical Workgroup has been negotiating with the DOH a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties, appropriate remedial action and incentives for the Technical Workgroup to participate in the investigation.

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

A lawsuit stemming from this situation was settled in 1994, with the Company making a settlement payment of $32 million to the Rehabilitator. HEI and HEIDI are seeking reimbursement for the settlement and defense costs from their insurance carriers. One of the insurance carriers filed a declaratory relief action in the U.S. District Court for Hawaii seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI filed counterclaims. The U.S. District Court has acted on several motions for partial summary judgment filed by HEI, HEIDI and the insurance carrier. More motions for partial summary judgment will be heard before trial. The remaining issues are scheduled for trial on July 28, 1998. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

In December 1994, five insurance agencies, which had served as insurance agents for the HIG Group, filed a complaint against HEI, HEIDI and others. The complaint set forth several causes of action, including breach of contract and piercing the corporate veil. The plaintiffs asked for relief from the defendants, including compensatory damages for lost commissions, business and profits, and punitive damages. In 1995, the court granted defendants' motion for summary judgment dismissing all claims. Judgment has been entered, plaintiffs have appealed and all appellate briefs have been filed. In the opinion of management, losses, if any, resulting from the ultimate outcome of the lawsuit will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

(9)  STOCKHOLDER RIGHTS PLAN
----------------------------

On October 28, 1997, the Board of Directors of HEI adopted a stockholder rights plan, under which rights will be distributed as a dividend at the rate of one right for each share of common stock of HEI held by stockholders of record at the close of business on November 10, 1997.

The rights plan is designed to deter coercive or unfair takeover tactics, including the gradual accumulation of shares in the open market, partial or two-tiered tender offers, or private transactions through which an acquiror gains control of HEI without offering fair value to all of HEI's stockholders. The rights will expire on November 1, 2007.

Each right initially will entitle HEI stockholders to buy one one-hundredth of a share of Series A Junior Participating Preferred Stock for $112. The rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of HEI's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 15% or more of HEI's common stock.

For a further description of the stockholders rights plan, see pages 34 and 35.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         September 30,               December 31,
(in thousands, except par value)                                              1997                       1996
--------------------------------------------------------------------------------------------------------------------
ASSETS
Utility plant, at cost
   Land............................................................            $   30,264                 $   29,897
   Plant and equipment.............................................             2,540,270                  2,446,073
   Less accumulated depreciation and amortization..................              (888,241)                  (828,917)
   Plant acquisition adjustment, net...............................                   575                        614
   Construction in progress........................................               193,784                    197,835
                                                                   ----------------------     ----------------------
         NET UTILITY PLANT.........................................             1,876,652                  1,845,502
                                                                   ----------------------     ----------------------
Current assets
   Cash and equivalents............................................                 1,928                        823
   Customer accounts receivable, net...............................                75,079                     76,578
   Accrued unbilled revenues, net..................................                42,716                     43,726
   Other accounts receivable, net..................................                 4,844                      4,179
   Fuel oil stock, at average cost.................................                22,465                     28,490
   Materials and supplies, at average cost.........................                18,847                     18,942
   Prepayments and other...........................................                 5,171                      3,676
                                                                   ----------------------     ----------------------
         TOTAL CURRENT ASSETS......................................               171,050                    176,414
                                                                   ----------------------     ----------------------
Other assets
   Regulatory assets...............................................               102,350                     98,380
   Other...........................................................                50,962                     45,250
                                                                   ----------------------     ----------------------
         TOTAL OTHER ASSETS........................................               153,312                    143,630
                                                                   ----------------------     ----------------------
                                                                               $2,201,014                 $2,165,546
                                                                   ======================     ======================
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares.....................            $   85,387                 $   85,387
   Premium on capital stock........................................               296,231                    298,154
   Retained earnings...............................................               384,003                    367,770
                                                                   ----------------------     ----------------------
         COMMON STOCK EQUITY.......................................               765,621                    751,311
   Cumulative preferred stock
      Not subject to mandatory redemption..........................                48,293                     48,293
      Subject to mandatory redemption..............................                34,375                     36,160
   HECO-obligated mandatorily redeemable preferred securities of trust subsidiary holding solely HECO and HECO-guaranteed
      subordinated debentures......................................                50,000                         --
   Long-term debt, net.............................................               597,718                    589,226
                                                                   ----------------------     ----------------------
         TOTAL CAPITALIZATION......................................             1,496,007                  1,424,990
                                                                   ----------------------     ----------------------
Current liabilities
   Long-term debt due within one year..............................                    --                     13,000
   Preferred stock sinking fund payments...........................                 1,695                      2,795
   Short-term borrowings - nonaffiliates...........................               113,607                    125,920
   Short-term borrowings - affiliate...............................                 2,900                         --
   Accounts payable................................................                48,245                     66,062
   Interest and preferred dividends payable........................                16,225                     11,034
   Taxes accrued...................................................                53,938                     55,586
   Other...........................................................                22,761                     24,843
                                                                   ----------------------     ----------------------
         TOTAL CURRENT LIABILITIES.................................               259,371                    299,240
                                                                   ----------------------     ----------------------
Deferred credits and other liabilities
   Deferred income taxes...........................................               122,214                    119,613
   Unamortized tax credits.........................................                48,632                     47,634
   Other...........................................................                78,437                     76,264
                                                                   ----------------------     ----------------------
         TOTAL DEFERRED CREDITS AND OTHER LIABILITIES..............               249,283                    243,511
                                                                   ----------------------     ----------------------
Contributions in aid of construction...............................               196,353                    197,805
                                                                   ----------------------     ----------------------
                                                                               $2,201,014                 $2,165,546
                                                                   ======================     ======================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)


                                                                   Three months ended               Nine months ended
                                                                     September 30,                    September 30,
(in thousands, except for ratio of earnings           -------------------------------     -------------------------------
to fixed charges)                                            1997              1996              1997              1996
-------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES................................         $280,193          $282,395          $824,762          $791,146
                                                      -------------     -------------     -------------     -------------
OPERATING EXPENSES
Fuel oil..........................................           61,733            66,452           196,065           181,739
Purchased power...................................           75,238            75,069           218,462           212,674
Other operation...................................           37,774            35,770           111,221           105,339
Maintenance.......................................           12,273            11,729            38,687            35,122
Depreciation and amortization.....................           20,504            18,417            61,507            55,098
Taxes, other than income taxes....................           26,360            26,682            77,815            74,702
Income taxes......................................           15,071            16,474            38,848            42,367
                                                      -------------     -------------     -------------     -------------
                                                            248,953           250,593           742,605           707,041
                                                      -------------     -------------     -------------     -------------
OPERATING INCOME..................................           31,240            31,802            82,157            84,105
                                                      -------------     -------------     -------------     -------------
OTHER INCOME
Allowance for equity funds used
   during construction............................            2,654             2,399             8,079             7,197
Other, net........................................            1,894             1,920             6,154             5,936
                                                      -------------     -------------     -------------     -------------
                                                              4,548             4,319            14,233            13,133
                                                      -------------     -------------     -------------     -------------
INCOME BEFORE INTEREST AND OTHER CHARGES..........           35,788            36,121            96,390            97,238
                                                      -------------     -------------     -------------     -------------
INTEREST AND OTHER CHARGES
Interest on long-term debt........................            9,944             9,708            29,654            26,971
Amortization of net bond premium and expense......              328               333               976               968
Other interest charges............................            2,026             1,672             5,921             6,627
Allowance for borrowed funds used
   during construction............................           (1,522)           (1,098)           (4,658)           (3,602)
Preferred stock dividends of subsidiaries.........              651               703             1,951             2,107
Preferred securities distributions of
   trust subsidiary...............................              974                --             2,046                --
                                                      -------------     -------------     -------------     -------------
                                                             12,401            11,318            35,890            33,071
                                                      -------------     -------------     -------------     -------------

INCOME BEFORE PREFERRED STOCK DIVIDENDS
   OF HECO........................................           23,387            24,803            60,500            64,167
Preferred stock dividends of HECO.................              912               964             2,746             2,901
                                                      -------------     -------------     -------------     -------------
NET INCOME FOR COMMON STOCK.......................         $ 22,475          $ 23,839          $ 57,754          $ 61,266
                                                      =============     =============     =============     =============
Ratio of earnings to fixed charges
   (SEC method)...................................                                                 3.24              3.67
                                                                                          =============     =============

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                            Three months ended                 Nine months ended
                                                                September 30,                     September 30,
                                                      ------------------------------    --------------------------------
(in thousands)                                                 1997             1996             1997             1996
------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD............         $375,114          $356,644          $367,770          $343,425
Net income for common stock.......................           22,475            23,839            57,754            61,266
Common stock dividends............................          (13,586)          (14,916)          (41,521)          (39,124)
                                                      -------------     -------------     -------------     -------------
RETAINED EARNINGS, END OF PERIOD..................         $384,003          $365,567          $384,003          $365,567
                                                      =============     =============     =============     =============

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                      ----------------------------------------
(in thousands)                                                               1997                    1996
--------------------------------------------------------------------- ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends of HECO......................         $ 60,500               $  64,167
Adjustments to reconcile income before preferred stock dividends of
 HECO to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment.           61,507                  55,098
      Other amortization.............................................            8,163                   6,590
      Deferred income taxes..........................................            2,599                   2,367
      Tax credits, net...............................................            2,213                   2,449
      Allowance for equity funds used during construction............           (8,079)                 (7,197)
      Changes in assets and liabilities
           Decrease (increase) in accounts receivable................              834                  (5,350)
           Decrease in accrued unbilled revenues.....................            1,010                   2,032
           Decrease (increase) in fuel oil stock.....................            6,025                 (12,420)
           Decrease (increase) in materials and supplies.............               95                    (102)
           Decrease (increase) in regulatory assets..................           (5,300)                     24
           Increase (decrease) in accounts payable...................          (17,817)                 10,604
           Increase in interest and preferred dividends payable......            5,191                   4,480
           Changes in other assets and liabilities...................          (21,320)                (15,865)
                                                                      ----------------       -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................           95,621                 106,877
                                                                      ----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.................................................          (87,371)               (134,579)
Contributions in aid of construction.................................            4,402                   7,979
Payments on notes receivable.........................................            1,920                     602
                                                                      ----------------       -----------------
NET CASH USED IN INVESTING ACTIVITIES................................          (81,049)               (125,998)
                                                                      ----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends...............................................          (41,521)                (39,124)
Preferred stock dividends............................................           (2,746)                 (2,901)
Proceeds from issuance of HECO-obligated mandatorily redeemable
 preferred securities of trust subsidiary............................           50,000                      --

Proceeds from issuance of long-term debt.............................            8,371                  71,360
Repayment of long-term debt..........................................          (13,000)                     --
Redemption of preferred stock........................................           (2,885)                 (2,495)
Net decrease in short-term borrowings from nonaffiliates and
   affiliate with original maturities of three months or less........           (9,413)                   (847)
Other................................................................           (2,273)                 (5,920)
                                                                      ----------------       -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................          (13,467)                 20,073
                                                                      ----------------       -----------------

Net increase in cash and equivalents.................................            1,105                     952
Cash and equivalents, beginning of period............................              823                      20
                                                                      ----------------       -----------------
CASH AND EQUIVALENTS, END OF PERIOD..................................         $  1,928               $     972
                                                                      ================       =================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997 and 1996
(Unaudited)


(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended
December 31, 1996 and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarters ended
March 31 and June 30, 1997.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of September 30, 1997 and December 31, 1996, the results of their operations for the three months and nine months ended September 30, 1997 and 1996, and their cash flows for the nine months ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  HECO-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST
------------------------------------------------------------------------
SUBSIDIARY HOLDING SOLELY HECO AND HECO-GUARANTEED SUBORDINATED DEBENTURES
--------------------------------------------------------------------------

In March 1997, HECO Capital Trust I, a grantor trust and a wholly owned subsidiary of HECO, issued and sold, in an underwritten registered public offering, 2 million of its HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997, with an aggregate liquidation preference of $50 million. HECO Capital Trust I's sole assets are the 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (junior deferrable debentures) of HECO and its wholly owned subsidiaries, MECO and HELCO, and the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO). HECO Capital Trust I common securities are wholly owned by HECO and have an aggregate liquidation preference of approximately $1.55 million. Proceeds from the offering of the trust preferred securities and the issuance of the common securities were used by HECO Capital Trust I to purchase the junior deferrable debentures in the principal amount of $31.55 million for HECO, $10 million for MECO and $10 million for HELCO, each bearing interest at 8.05% and with a maturity date of March 27, 2027. The junior deferrable debentures and the common securities of HECO Capital Trust I owned by HECO have been eliminated in HECO's consolidated balance sheet as of September 30, 1997.

(3)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                 Nine months ended
                                                                                   September 30,
                                                                     ---------------------------------------
(in thousands)                                                               1997                  1996
------------------------------------------------------------------------------------------------------------
Interest.............................................................          $26,130           $26,417
                                                                               =======           =======


Income taxes.........................................................          $33,912           $34,337
                                                                               =======           =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $8.1 million and $7.2 million for the nine months ended September 30, 1997 and 1996, respectively.

(4)  COMMITMENTS AND CONTINGENCIES
----------------------------------

INTERIM RATE INCREASES

Amounts recovered under interim rates in excess of final approved rates are subject to refund with interest. At September 30, 1997, there were no revenue amounts recognized under interim rate increases and subject to refund.

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

CDUP AMENDMENT. On July 10, 1997, the Third Circuit Court of the State of Hawaii
---------------
issued its Amended Findings of Fact, Conclusions of Law, Decision and Order on HELCO's appeal of an order of the BLNR, along with other civil cases relating to HELCO's application for a CDUP amendment. This decision allows HELCO to use its Keahole property as requested in its application. Various opposing parties filed motions for reconsideration and/or motions to alter or amend the Court's order. The Court issued an order on August 18, 1997, denying the motions to alter or amend the Court's July 10, 1997 order and issued a notice of entry of judgment on August 20, 1997. Opposing parties filed a notice of appeal to the Hawaii Supreme Court and also filed a motion for status conference and to determine the date for filing appeals, and HELCO filed an opposition to that motion. A hearing on the motion for status conference was held on October 27, 1997, at which time the Court ruled that no final judgment had yet been entered on the consolidated cases and directed that such a form of final judgment be drafted. The 30-day appeal period would commence upon entry of the final judgment. HELCO has been notified by the Department of Hawaiian Home Lands that, in light of there being no final judgment in place, it intends to withdraw its notice of appeal filed with the Hawaii Supreme Court on September 18, 1997 and will likely file a new appeal after the entry of final judgment. If an appeal is taken once a final judgment is entered, management believes that HELCO will ultimately prevail and that the amended decision of the Third Circuit Court will be upheld.

PSD PERMIT. In a November 1995 letter to the DOH, the EPA declined to sign
----------
HELCO's PSD permit for the combined-cycle unit on the basis that a different emission control technology should be used. HELCO then proposed to reduce net nitrogen oxide emission increases resulting from the addition of the combined-cycle unit by retiring and/or reducing the use of certain existing Keahole diesel units. The EPA stated that it found the netting proposal procedurally and substantively acceptable, and that if emission increases were kept below significance levels, it would not require the use of any particular emission control technology. In December 1996, the DOH proposed a revised draft air permit which reflected HELCO's netting proposal and was acceptable to HELCO. A public hearing relating to the modifications in the revised draft permit was held in March 1997. In July 1997, HELCO submitted a revised netting proposal at the request of the DOH and EPA. In October 1997, the EPA approved the revised draft permit and the DOH issued the final PSD permit, subject to appeal by third parties. Based on the proceedings to date, management believes that if an appeal were to be taken, HELCO would ultimately prevail.

DECLARATORY JUDGMENT ACTION.  On February 5, 1997, the Keahole Defense Coalition
---------------------------
and three individuals filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. HELCO has filed its answer and intends to vigorously defend against the claims raised. Discovery has commenced and is ongoing. Plaintiffs have filed a motion for partial summary judgment and HELCO has filed a countermotion for partial summary judgment as to certain counts in the complaint. A hearing on these motions is scheduled for December 1, 1997. While management believes the allegations are without merit, the proceedings are at too early a stage to predict the outcome of this lawsuit.

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

The Enserch complaint docket was recently resolved (see "Enserch complaint, below"). Under HELCO's current estimate of generating capacity requirements, there is a near-term need for capacity in addition to the capacity which might be provided by one of the proposed IPP units.

KCP complaint. On January 26, 1996, the PUC ordered HELCO to continue in good
-------------
faith to negotiate a power purchase agreement with KCP. Status reports were filed with the PUC in March 1996. On December 12, 1996, KCP filed directly with the PUC a new proposal pursuant to which it would construct a facility and have HELCO operate and manage the facility. Although the new proposal had not been submitted to or negotiated with HELCO, KCP asked the PUC to compel HELCO to enter into the agreement. On December 19, 1996, HELCO filed a motion to dismiss or to extend the time for responding. On March 10, 1997, the PUC denied KCP's motion to compel HELCO to enter into KCP's proposed agreement, noting that KCP's proposal was in the nature of a lease of a generating facility, rather than a power purchase agreement within the purview of the Public Utility Regulatory Policies Act of 1978. The PUC Order also confirmed the importance of placing the next generating unit on line as quickly as possible to meet the recognized generation shortfall on the island of Hawaii, and directed KCP and HELCO to resume negotiations aimed at finalizing a power purchase agreement. The Order directed HELCO and KCP to submit to the PUC, within 45 days of the Order, either a finalized power purchase agreement or a written report on the matters preventing an agreement, including specific positions on each disputed issue, as to which the parties may request a hearing or submit to the PUC for resolution. KCP and HELCO filed their written reports on April 24 and 25, 1997, respectively. On May 1, 1997, KCP filed a motion for unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith, and on June 23, 1997, KCP filed a motion for the calculation of allowable cost, asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost," calculated as of April 28, 1997 (the date the Environmental Appeals Board dismissed the appeal filed with regard to KCP's air permit), which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions on May 12, 1997 and June 30, 1997. An evidentiary hearing requested by KCP was held and arguments on the motions were heard on August 25-27, 1997. Briefs were filed by both parties in September 1997. Action by the PUC is pending.

Enserch complaint. On June 2, 1997, HELCO filed a motion with the PUC for
-----------------
approval of a settlement agreement reached with Enserch regarding a power purchase agreement. The motion asked for: (1) approval of a settlement reached on avoided cost issues, and (2) a finding that it is prudent for HELCO to enter into the power purchase and interconnection agreements with Enserch, while continuing to pursue the installation of its own combustion turbines (CT-4 and CT-5) at Keahole. The parallel pursuit of both projects is intended to enable HELCO to maximize the opportunity to add generation as quickly as possible, to address the possibility of delays in either project, and to meet both HELCO's immediate need for additional generation and its further need in the 1999 time frame. On August 7, 1997, the PUC issued an Order in which it (a) approved the Settlement Agreement insofar as it settled issues concerning the terms and conditions of the power purchase and interconnection agreements (the "Agreements") between HELCO and Enserch, (b) directed HELCO and Enserch to submit for the PUC's review and approval executed copies of the Agreements,
(c) stated that avoided costs will be determined in accordance with the Settlement Agreement and (d) denied HELCO's request for the PUC to determine in the Enserch docket that it is prudent for HELCO to enter into the Agreements while continuing to pursue installation of CT-4 and CT-5. On the last point, the PUC stated that it had not made, and was unable to make, a decision as to which generation unit should follow the next unit. Thus, although the PUC acknowledged that the Settlement Agreement was conditional on it determining that it was prudent for HELCO to pursue CT-4 and CT-5 in parallel with the Enserch agreement, the PUC stated its belief that this would unreasonably tie its hands and was outside the scope of the Enserch docket. The PUC thus concluded that it would require HELCO to execute the Agreements and submit them for PUC approval notwithstanding the PUC's refusal to make the prudency determination. HELCO and Enserch affiliates executed the Agreements on October 22, 1997. The application for PUC approval of the executed Agreements is expected to be submitted shortly.

HCPC complaint. On April 1, 1997, Hilo Coast Processing Company (HCPC) filed a
--------------
complaint against HELCO with the PUC, requesting an immediate hearing on HCPC's offer for a new 20-year power purchase contract for its existing facility, which is proposed to be expanded from 22 MW to 32 MW. HCPC's existing power purchase agreement is scheduled to terminate at the end of 1999. On May 27, 1997, HELCO filed its response to HCPC's complaint. The PUC has converted the complaint to a purchased power contract negotiation proceeding. A stipulated pre-hearing order was approved by the PUC on June 23, 1997. Pursuant to the schedule therein, the parties filed direct testimonies and information requests in July 1997 and conducted further discovery through October 1997. At that time, the parties agreed to postpone the evidentiary hearing, originally scheduled for November 4, 1997, until January 27-28, 1998.

Management cannot determine at this time whether the negotiations with KCP and HCPC and related PUC proceedings will result in the execution and/or PUC approval of a power purchase agreement or impact management's plans with regard to installation of HELCO's combined-cycle unit at the Keahole power plant site.

COSTS INCURRED. As of September 30, 1997, HELCO's costs incurred in its efforts
--------------
to put into service its Keahole combined-cycle unit amounted to $53.0 million, including approximately $26.5 million for equipment and material purchases, approximately $11.0 million for planning, engineering, permitting, site development and other costs and approximately $15.5 million as an allowance for funds used during construction.

CONTINGENCY PLANNING. In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address possible further delays in obtaining the permits necessary to construct its combined-cycle unit. HELCO arranged for additional firm capacity to be provided by its existing firm power producers, obtained contracts shifting loads to off-peak hours, deferred generation unit retirements, began the implementation of its energy-efficiency demand-side management programs, refurbished CT-1 to increase its capacity back to its nameplate rating of
11.5 MW, installed a dispersed diesel unit and will install three more dispersed diesel units. These measures have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages.

In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO filed reports in March and October 1996 and April 1997 to update the PUC on its contingency plan and its implementation, and expects to file another update in November 1997.

ENVIRONMENTAL REGULATION

See note (8), "Contingencies," in HEI's "Notes to consolidated financial statements."

PUC SHOW CAUSE ORDER FOR HECO

On March 10, 1997, the PUC issued a show cause order to HECO requesting information to assist the PUC in determining if it should reduce HECO's rates and require HECO to refund any excess earnings to its ratepayers.

In the order, the PUC notes that HECO recorded for 1996 a return on average common equity (ROACE) of 11.93% and a simple average rate of return on rate base
(ROR) of 9.70%, which exceeded the 11.40% ROACE and the 9.16% ROR determined to be reasonable by the PUC in the utility's last rate case. The PUC also compared HECO's 1994, 1995 and 1996 actual results of operations (for ratemaking purposes) with the projected results of operations that the PUC used in approving electric rates in HECO's last two rate cases. The PUC stated that those results appeared to indicate that it is unlikely that the ROR experienced by HECO in 1996 will decrease significantly in the future and that it is therefore appropriate to examine HECO's rate of return.

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

On April 7, 1997, HECO filed its response to the PUC's order. HECO indicated the reported RORs for 1995 and 1996 were higher than the return used to determine the 1995 test year revenue requirements primarily due to the impact in 1995 of higher kilowatthour sales because of warmer than normal weather, and the impact in 1996 of higher kilowatthour sales because of normal expected sales growth, increased military sales and warmer than normal weather. In its April 7, 1997 response, HECO also reported that its pro forma results for 1997 project a ROR (for ratemaking purposes) of 9.39%. HECO indicated that the return it expects to earn in 1997 is within the "zone of reasonableness" and should not be deemed excessive. Among other things, HECO explained that the weighted average cost of capital in 1997 should be higher than the 9.16% found to be reasonable in HECO's 1995 test year rate case, because a higher ROACE is appropriate under 1997 market conditions. HECO also pointed out that it is not compensated in those years when its actual results fall below returns that were found to be reasonable in the most recent rate case. In August 1997, the Consumer Advocate filed its final Statement of Position. The Consumer Advocate recommended that the PUC state that it is not endorsing or approving HECO's 1997 forecasted ROR, and that it continue to monitor HECO's earnings during 1997 and require HECO to file pro forma results of operations for 1998. In a response to the Consumer Advocate, management stated that it now believes that HECO's ROR for 1997 will be below 9.39%. Management cannot predict what future PUC action may be taken in this proceeding.

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

(6)  SUMMARIZED FINANCIAL INFORMATION
-------------------------------------

Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:

BALANCE SHEET DATA
                                                         HELCO                                                MECO
                                       ----------------------------------------------------------------------------------
                                           September 30,         December 31,         September 30,         December 31,
(in thousands)                                 1997                  1996                 1997                  1996
-------------------------------------------------------------------------------------------------------------------------
Current assets.........................          $ 26,762             $ 26,345              $ 28,940             $ 30,701
Noncurrent assets......................           398,834              390,464               373,360              366,489
                                       ------------------    -----------------    ------------------    -----------------
                                                 $425,596             $416,809              $402,300             $397,190
                                       ==================    =================    ==================    =================


Common stock equity....................          $143,560             $143,212              $149,673             $147,573
Cumulative preferred stock
    Not subject to mandatory redemption            10,000               10,000                 8,000                8,000
    Subject to mandatory redemption....             7,200                7,200                 5,575                5,960
Current liabilities....................            70,172               73,650                33,072               41,700
Noncurrent liabilities.................           194,664              182,747               205,980              193,957
                                       ------------------    -----------------    ------------------    -----------------
                                                 $425,596             $416,809              $402,300             $397,190
                                       ==================    =================    ==================    =================

INCOME STATEMENT DATA
                                             HELCO                                                      MECO
                   -----------------------------------------------------------------------------------------------------------------

                         Three months                     Nine months               Three months                Nine months
                            ended                           ended                      ended                       ended
                         September 30,                  September 30,              September 30,                September 30,
                   ---------------------------   ----------------------------   ------------------------   -------------------------

(in thousands)         1997        1996            1997         1996            1997        1996             1997         1996
------------------------------------------------------------------------------------------------------------------------------------

Operating
   revenues..........  $40,674     $40,139        $120,037     $112,809        $39,133      $38,732        $115,393     $106,943
Operating
   income............    5,267       4,512          13,106       11,969          5,150        4,950          13,288       12,575
Net income for
   common stock......    4,315       2,563          10,833        7,725          3,980        4,531           9,828       10,803

HECO has not provided separate financial statements and other disclosures concerning MECO and HELCO because management has concluded that such financial statements and other information are not material to holders of securities issued by MECO or HELCO which have been fully and unconditionally guaranteed by HECO.

(7)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
--------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     ---------------------------------

                                                                   Three months ended                  Nine months ended
                                                                      September 30,                      September 30,
                                                               ---------------------------          -----------------------
(in thousands)                                                    1997              1996              1997           1996
---------------------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated
 activities before income taxes (per HEI consolidated
 statements of income).................................        $ 48,145           $ 50,132          $127,135       $132,246
Deduct:
 Income taxes on regulated activities..................         (15,071)           (16,474)          (38,848)       (42,367)
 Revenues from nonregulated activities.................          (2,041)            (2,022)           (6,552)        (6,095)
Add:
 Expenses from nonregulated activities.................             207                166               422            321
                                                               --------           --------          --------       --------
Operating income from regulated activities after
 income taxes (per HECO consolidated statements of
 income)...............................................        $ 31,240           $ 31,802          $ 82,157       $ 84,105
                                                               ========           ========          ========       ========

(8) SUBSEQUENT EVENT -- ISSUANCE OF TAX-EXEMPT SPECIAL PURPOSE REVENUE BONDS
---------------------------------------------------------------------------

In October 1997, the Department of Budget and Finance of the State of Hawaii issued tax-exempt special purpose revenue bonds in the principal amount of $100 million, with a maturity of 30 years and a fixed coupon interest rate of 5.65%, and loaned the proceeds from the sale to HECO, HELCO and MECO. As of October 31, 1997, $100 million of the proceeds from the sale of special purpose revenue bonds were available to be drawn. The long-term debt of HECO, HELCO and MECO will increase as these proceeds are drawn.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

                             RESULTS OF OPERATIONS
HEI CONSOLIDATED
----------------

                                Three months ended
                                  September 30,              %
(in thousands, except       -----------------------------                         Primary reason(s) for
per share amounts)              1997          1996         change                significant change*
--------------------------  -----------------------------------------------------------------------------------
Revenues..................      $367,121      $368,158       0         Decreases for the electric utility and
                                                                       "other" segments, partly offset by
                                                                       increase for the savings bank segment

Operating income..........        56,312        44,743      26         Increase for the savings bank segment,
                                                                       partly offset by decreases for the
                                                                       electric utility and "other" segments

Net income................        24,138        17,372      39         Higher operating income and lower net
                                                                       interest expense, partly offset by
                                                                       higher preferred securities
                                                                       distributions (due to the issuance of
                                                                       HEI- and HECO-obligated preferred
                                                                       securities of trust subsidiaries)
Earnings per common
 share....................          0.77          0.57      35         Higher net income, partly offset by an
                                                                       increase in shares outstanding
As adjusted (excluding
 FDIC special                     56,312        58,578      (4)        Decreases for the electric utility and
 assessment)**                                                         "other" segments, partly offset by
   Operating income.......                                             increase for the savings bank segment

   Net income.............        24,138        25,705      (6)        Lower operating income and higher
                                                                       preferred securities distributions
   Earnings per common
     share................          0.77          0.84      (8)        Lower net income and an increase in
                                                                       shares outstanding
Weighted average number
 of common shares
 outstanding..............        31,528        30,465       3         Issuances under the Dividend
                                                                       Reinvestment and Stock Purchase Plan
                                                                       and other plans

*   Also see segment discussions which follow.

** On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which authorized a one-time deposit-insurance premium assessment by the Federal Deposit Insurance Corporation (FDIC) of
    65.7 cents per $100 of deposits insured by the Savings Association Insurance Fund (SAIF) and held as of March 31, 1995. ASB's assessment was $8.3 million after tax and was accrued in September 1996. "As adjusted" items exclude the effect of this assessment.

                                   Nine months ended
                                     September 30,
(in thousands, except        -------------------------------     %              Primary reason(s) for
per share amounts)               1997            1996          change             significant change*
--------------------------------------------------------------------------------------------------------------
Revenues..................      $1,086,567      $1,041,570       4        Increases for all segments

Operating income..........         155,834         142,890       9        Increase for the savings bank
                                                                          segment, partly offset by decreases
                                                                          for the electric utility and
                                                                          "other" segments

Net income................          63,596          57,604      10        Higher operating income and lower
                                                                          net interest expense, partly offset
                                                                          by higher preferred securities
                                                                          distributions (due to the issuance
                                                                          of HEI- and HECO-obligated
                                                                          preferred securities of trust
                                                                          subsidiaries)
Earnings per common
 share....................            2.04            1.91       7        Higher net income, partly offset by
                                                                          an increase in shares outstanding
As adjusted (excluding
 FDIC special
 assessment)**
 Operating income.........         155,834         156,725      (1)       Decreases for the electric utility
                                                                          and "other" segments, partly offset
                                                                          by increase for the savings bank
                                                                          segment

   Net income.............          63,596          65,937      (4)       Lower operating income and higher
                                                                          preferred securities distributions
   Earnings per common
     share................            2.04            2.18      (6)       Lower net income and an increase in
                                                                          shares outstanding
Weighted average number
 of common shares
 outstanding..............          31,244          30,178       4        Issuances under the Dividend
                                                                          Reinvestment and Stock Purchase
                                                                          Plan and other plans

*   Also see segment discussions which follow.

** On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which authorized a one-time deposit-insurance premium assessment by the FDIC of 65.7 cents per $100 of deposits insured by the SAIF and held as of March 31, 1995. ASB's assessment was $8.3 million after tax and was accrued in September 1996. "As adjusted" items exclude the effect of this assessment.

Following is a general discussion of the results of operations by business segment.

ELECTRIC UTILITY
----------------

                                Three months ended
                                   September 30,
(in thousands, except        ----------------------------         %               Primary reason(s) for
 per barrel amounts)                 1997          1996         change                significant change
-------------------------------------------------------------------------------------------------------------
Revenues..................      $282,234      $284,417     (1)           Lower fuel prices ($7 million) and a
                                                                         0.3% decrease in KWH sales, partly
                                                                         offset by recovery through rates of
                                                                         IRP related amounts ($4 million,
                                                                         including demand-side management
                                                                         program costs, lost margins and
                                                                         shareholder incentives)
Expenses
 Fuel oil.................        61,733        66,452     (7)           Lower fuel oil prices and less KWHs
                                                                         generated

 Purchased power..........        75,238        75,069      0            Higher IPP capacity and nonfuel
                                                                         charges and more KWHs purchased,
                                                                         partly offset by lower fuel prices

 Other....................        97,118        92,764      5            Higher depreciation expense, other
                                                                         operation expense (due to higher IRP
                                                                         related costs) and maintenance expense

Operating income..........        48,145        50,132     (4)           Lower revenues and higher operating
                                                                         expenses

Net income................        22,475        23,839     (6)           Lower operating income, higher
                                                                         interest expense and preferred
                                                                         securities distributions, partly
                                                                         offset by higher AFUDC
Fuel oil price per barrel.         22.88         24.31     (6)

                                 Nine months ended
(in thousands, except per          September 30,
                          ---------------------------         %                Primary reason(s) for
barrel amounts)                 1997          1996         change                significant change
-------------------------------------------------------------------------------------------------------------

Revenues..................      $831,314      $797,241      4          Recovery through rates of higher fuel
                                                                       prices ($21 million) and IRP related
                                                                       amounts ($11 million, including
                                                                       demand-side management program costs,
                                                                       lost margins and shareholder
                                                                       incentives) and higher rates ($2
                                                                       million), partly offset by a 0.5%
                                                                       decrease in KWH sales ($2 million)
Expenses
 Fuel oil.................       196,065       181,739      8          Higher fuel oil prices, partly offset
                                                                       by less KWHs generated

 Purchased power..........       218,462       212,674      3          Higher fuel prices, higher IPP
                                                                       capacity and nonfuel charges and more
                                                                       KWHs purchased

 Other....................       289,652       270,582      7          Higher depreciation expense, other
                                                                       operation expense (due to higher IRP
                                                                       related costs), maintenance expense
                                                                       and revenue taxes

Operating income..........       127,135       132,246     (4)         Higher revenues more than offset by
                                                                       higher operating expenses

Net income................        57,754        61,266     (6)         Lower operating income, higher
                                                                       interest expense and preferred
                                                                       securities distributions, partly
                                                                       offset by higher AFUDC
Fuel oil price per barrel.         25.54         23.35      9

Electric utility operating income decreased 4% during the third quarter and first nine months of 1997, compared to the same periods in 1996 as a result of lower kilowatthour (KWH) sales and higher operating expenses. KWH sales in the third quarter and first nine months of 1997 decreased 0.3% and 0.5%, respectively, from the same periods in 1996, partly due to Hawaii's slow economy and soft tourist industry, and generally cooler weather for the first nine months of 1997. Higher maintenance expense from higher plant overhaul costs and higher depreciation expense from plant additions also contributed to the decline in operating income. Electric utility net income decreased 6% during the third quarter and first nine months of 1997, compared to the same periods in 1996 as a result of lower operating income and higher interest expense and preferred securities distributions, partly offset by higher allowance for funds used during construction (AFUDC).

REGULATION OF ELECTRIC UTILITY RATES

The PUC has broad discretion in its regulation of the rates charged by HEIOs electric utility subsidiaries and in other matters. Any adverse decision and order (D&O) by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding, could have a material adverse effect on the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O. Interim rate increases are subject to refund with interest, pending the final outcome of the case. Management cannot predict with certainty when D&O's in pending or future rate cases will be rendered or the amount of any interim or final rate increase that will be granted.

Recent rate requests
--------------------
HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. Two of three previously reported rate proceedings were resolved by final D&O's issued in April 1997 and the third awaits PUC action on a stipulation that would close that proceeding.

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

 . In May 1996, MECO filed a request to increase rates based on a 1997 test year, primarily to recover the costs related to the anticipated 1997 addition of new generating unit M17. MECO requested an increase of 13%, or $18.9 million in annual revenues over rates in effect at the time of filing, based on a 12.9% ROACE. On November 7, 1996, MECO filed a motion with the PUC to approve a stipulation between MECO and the Consumer Advocate which would close the MECO 1997 rate case and would provide MECO with an increase in annual revenues of $1.5 million over revenues at rates effective at that time, based on an 11.65% ROACE. The stipulation stated that the increase would be effective January 1, 1997, but it has not and will not become effective unless and until the PUC approves the stipulation. On May 23, 1997, the stipulated increase was revised to $1.3 million after considering the final decision in the 1996 test year case. The primary reason for the stipulation was a delay in the expected in-service date for MECO's generating unit M17, which resulted from delays in obtaining the necessary PSD permit from the DOH/EPA. MECO now anticipates that it will obtain the PSD permit necessary to place M17 in service in late 1998. MECO intends to file a request to increase rates based on a 1999 test year.

CONTINGENCIES

See note (4) in HECO's "Notes to consolidated financial statements" for a discussion of contingencies, including interim rate increases, HELCO power situation, environmental regulation and PUC show cause order for HECO.

SAVINGS BANK
------------

                                 Three months ended
                                    September 30,
                          -----------------------------         %                Primary reason(s) for
(in thousands)                  1997**         1996*         change                significant change
----------------------------------------------------------------------------------------------------------------
Revenues..................       $71,625        $68,281       5         Higher interest income as a result of
                                                                        the higher average loans receivable
                                                                        balance, partly offset by lower yield

Operating income (loss)...        11,847         (4,015)     NM         1996 FDIC special assessment, higher
                                                                        net interest income and a reduction in
                                                                        deposit-insurance premiums, partly
                                                                        offset by an increase in the provision
                                                                        for loan losses

Net income (loss).........         7,040         (2,634)     NM         Higher operating income

As adjusted (excluding
   FDIC special assessment)

   Operating income.......        11,847          9,820      21         Higher net interest income and a
                                                                        reduction in deposit-insurance
                                                                        premiums, partly offset by an increase
                                                                        in the provision for loan losses

   Net income (loss)......         7,040          5,699      24         Higher operating income

Interest rate spread......          2.90%          2.76%                15 basis points decrease in the
                                                                        weighted average rate on
                                                                        interest-bearing liabilities, partly
                                                                        offset by a 1 basis point decrease in
                                                                        the weighted average yield on
                                                                        interest-earning assets

NM not meaningful.

                                  Nine months ended
                                    September 30,
                          -----------------------------         %               Primary reason(s) for
(in thousands)                  1997**         1996*         change               significant change
--------------------------------------------------------------------------------------------------------------
Revenues..................      $210,211       $200,351       5         Higher interest income as a result of
                                                                        the higher average loans receivable
                                                                        balance, partly offset by the lower
                                                                        average mortgage-backed securities
                                                                        balance and lower weighted average
                                                                        yield on loans receivable

Operating income..........        36,368         16,143     125         1996 FDIC special assessment, higher
                                                                        net interest income and a reduction
                                                                        in deposit-insurance premiums, partly
                                                                        offset by an increase in the
                                                                        provision for loan losses

Net income................        21,311          9,102     134         Higher operating income
As adjusted (excluding
   FDIC special assessment)

   Operating income.......        36,368         29,978      21         Higher net interest income and a
                                                                        reduction in deposit-insurance
                                                                        premiums, partly offset by an
                                                                        increase in the provision for loan
                                                                        losses

Net income................        21,311         17,435      22         Higher operating income

Interest rate spread......          2.96%          2.80%                17 basis points decrease in the
                                                                        weighted average rate on
                                                                        interest-bearing liabilities, partly
                                                                        offset by a 1 basis point decrease in
                                                                        the weighted average yield on
                                                                        interest-earning assets

* On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which authorized a one-time deposit-insurance premium assessment by the FDIC. ASB's assessment was $13.8 million pretax ($8.3 million after tax) and was accrued in September 1996.

** After the one-time FDIC assessment, ASB's deposit-insurance premiums
   (including assessments to pay interest on the FICO bond) were initially reduced from 23 cents to 6.5 cents per $100 of deposits, effective January 1, 1997. As a result of the reduction in deposit-insurance premiums, ASB's pretax and after tax savings were approximately $1.0 million and $0.6 million, respectively, for the third quarter of 1997, and approximately $2.8 million and $1.7 million, respectively, for the first nine months of 1997. See note (3) in HEI's "Notes to consolidated financial statements" for additional information.

Several factors contributed to the increase in ASB's interest rate spread--the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities. One of the primary factors was the decrease in rates paid on ASB's deposits commencing in September 1996. Comparing the third quarter and first nine months of 1997 to the same periods in 1996, the weighted average rates on interest-bearing liabilities decreased more than the decrease in weighted average yields on interest-earning assets.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. Deposits increased by $70 million in the first nine months of 1997, including $54 million of interest credited to accounts. ASB also derives funds from receipt of interest and principal on outstanding loans receivable and mortgage-backed securities, borrowings from the Federal Home Loan Bank (FHLB) of Seattle, securities sold under agreements to repurchase and other sources. In recent years, securities sold under agreements to repurchase and advances from the FHLB of Seattle have become more significant sources of funds as the demand for deposits decreased. Using sources of funds with a higher cost than deposits, such as securities sold under agreements to repurchase, puts downward pressure on ASB's net interest income.

PURCHASE AND ASSUMPTION AGREEMENT WITH BANK OF AMERICA, FSB

See note (3) in HEI's "Notes to consolidated financial statements" for a discussion of ASB's Purchase and Assumption Agreement with Bank of America, FSB.

OTHER
-----

                                 Three months ended
                                    September 30,
                          ----------------------------          %                 Primary reason(s) for
(in thousands)                   1997           1996         change                 significant change
-----------------------------------------------------------------------------------------------------------------
Revenues..................       $13,262        $15,460      (14)        Real estate subsidiary noncash charge
                                                                         on its investment in a real estate
                                                                         project ($4 million), partially offset
                                                                         by HEIIC's higher investment gains and
                                                                         HPG revenues

Operating loss............        (3,680)        (1,374)    (168)        See reasons above

                                   Nine months ended
                                     September 30,
                                   ------------------         %          Primary reason(s) for
(in thousands)                      1997      1996         change          significant change
-----------------------------------------------------------------------------------------------------------------
Revenues..................       $45,042        $43,978       2          HEIIC's higher investment gains,  HPG
                                                                         revenues and freight transportation
                                                                         subsidiaries' higher interstate
                                                                         revenues, partly offset by real estate
                                                                         subsidiary noncash charge on its
                                                                         investment in a real estate project in
                                                                         1997 and gain on sale of land in 1996

Operating loss............        (7,669)        (5,499)    (39)         Real estate subsidiary noncash charge
                                                                         on its investment in a real estate
                                                                         project in 1997 and gain on sale of
                                                                         land in 1996, partly offset by HEIIC's
                                                                         higher investment gains

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

FREIGHT TRANSPORTATION

The freight transportation subsidiaries recorded operating income of $0.6 million and $1.4 million in the third quarter and first nine months of 1997, respectively, compared with $1.1 million and $2.0 million in the same periods of 1996. The freight transportation subsidiaries continue to be negatively impacted by the slow economic activity on Oahu's neighbor islands and the slow construction industry in Hawaii.

In December 1996, the PUC approved a stipulated agreement between YB and the Consumer Advocate to increase rates by $1.4 million annually, or 3.9%, effective in that month. In March 1997, YB filed a request with the PUC for a general rate increase based on a 1997 test year. YB requested an increase of 8.2%, or $2.9 million in annual revenues, based on a 14.99% ROACE. On September 3, 1997, the PUC approved YB's request to change its sailing schedule which resulted in a reduction in YB's requested rate increase from 8.2% to 5.7%. Subsequently, on October 10, 1997, YB received a final D&O authorizing a 4.7%, or $1.7 million increase in annual revenues, based on a ROACE of 14.1%.

REAL ESTATE

MPC recorded operating losses of $4.8 million and $5.4 million in the third quarter and first nine months of 1997, respectively, compared with an operating loss of $0.3 million and an operating income of $37,000 in the same periods of 1996. MPC's real estate development activities have been negatively impacted by the slow real estate market in Hawaii. In the third quarter of 1997, a 50% owned partnership of an MPC subsidiary recognized a noncash write off on its investment in a real estate development project, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." MPC's subsidiary's share of this noncash write off was $4.2 million. MPC's results in the first nine months of 1996 were favorably impacted by its sale in April 1996 of land in downtown Honolulu to a developer for a pretax gain of $1.1 million. It is expected that Hawaii's real estate market will not rebound in the near term. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects. For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

OTHER

HEIPC was formed in 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power projects in Asia and the Pacific. HEIPC's consolidated operating losses were $0.5 million and $1.6 million in the third quarter and first nine months of 1997, respectively, compared with $0.6 million and $1.6 million in the same periods of 1996.

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority, pursuant to which HPG is repairing, operating and maintaining two oil-fired 25-MW (net) units on Guam Power Authority property at Tanguisson, Guam. On November 11, 1996, HPG assumed operational control of the Tanguisson facility. HPG's total cost to repair the two units is expected to be approximately $14 million. Payments by the Guam Power Authority under the agreement commenced in January 1997. Repair of the facility was substantially completed in September 1997. While the Guam Power Authority project site is contaminated with oils from pre-existing spills, Guam Power Authority has agreed to indemnify and hold HPG harmless from any resulting liability.

CONTINGENCIES
-------------

See note (8) in HEI's "Notes to consolidated financial statements" for a discussion of contingencies, including environmental regulation and The Hawaiian Insurance & Guaranty Company, Limited.

FUTURE ENVIRONMENTAL REGULATION

On July 16, 1997, the EPA adopted national ambient air quality standards (NAAQS) for certain particulate matter and the ozone. The new standards will not require local pollution controls until 2004 for the ozone and 2005 for particulate matter, with no compliance determinations until 2007 and 2008, respectively, and with possible extensions. The eventual impact of these new standards on the Company and consolidated HECO is not known at this time.

YEAR 2000 COMPLIANCE

HEI and its subsidiaries are aware of the issues associated with the practice of using two digit years in computer-based systems and the implications if these issues are not properly addressed in a timely manner prior to the year 2000. HECO and its subsidiaries and ASB and its subsidiaries are in the process of replacing substantially all of their business-critical applications (driven by business requirements recognized over three years ago and not simply year 2000 issues) with integrated application suites during 1998 and 1999. These application suites are expected to be year 2000 compliant. Management estimates that the incremental cost to become year 2000 compliant will not have a material effect on the Company's or consolidated HECO's financial condition, results of operations or liquidity.

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

The consolidated capital structure of HEI was as follows:


(in millions)                                          September 30, 1997                              December 31, 1996
---------------------------------------------------------------------------------------------------------------------------
Short-term borrowings.........................             $  116                 6%             $  217                11%
Long-term debt................................                804                41                 810                43
HEI- and HECO-obligated preferred
   securities of trust subsidiaries...........                150                 8                  --                --
Preferred stock of electric utility
 subsidiaries.................................                 84                 4                  87                 5
Common stock equity...........................                804                41                 773                41
                                                   --------------     -------------      --------------     -------------
                                                           $1,958               100%             $1,887               100%
                                                   ==============     =============      ==============     =============

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from FHLB are not included in the table above.

For the first nine months of 1997, net cash provided by operating activities was $99 million. Net cash used in investing activities was $320 million, largely due to ASB's loan originations, net of repayments, the net increase in ASB's mortgage-backed securities and consolidated HECO's capital expenditures. Net cash provided by financing activities was $248 million as a result of several factors, including the issuance of HEI- and HECO-obligated preferred securities of trust subsidiaries and net increases in deposit liabilities, securities sold under agreements to repurchase and advances from FHLB, partly offset by a net decrease in short-term borrowings and by common stock dividends.

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

Total HEI consolidated financing requirements for 1997 through 2001 are estimated to total $1.2 billion and include net capital expenditures (which exclude AFUDC and capital expenditures funded by third-party cash contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase), sinking fund requirements and new capital (approximately $160 million) to be infused into ASB upon the acquisition of Bank of America, FSB's Hawaii operations. Of the $1.2 billion consolidated financing requirements, approximately $0.8 billion is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 61% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. After the approximately $160 million capital infusion into ASB in 1997, management expects HECO and ASB to have decreased equity requirements in future years due to the electric utilities' moderating capital expenditures program and other factors. Over the five-year period 1997 through 2001, HEI estimates that, in addition to retained earnings and the proceeds from the sale of the HEI- and HECO-obligated preferred securities of trust subsidiaries, it will require not more than $30 million in additional equity, which is expected to be provided principally by the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan. The additional equity will be used primarily to reduce HEI's overall borrowing level and to fund the common equity requirements of its subsidiaries. Additional equity in excess of the $30 million described above, and additional debt financing, may be required to fund activities not included in the 1997-2001 forecast, such as the development of additional independent power projects by HEIPC and its subsidiaries in Asia and the Pacific. Since 1992, HEI's Dividend Reinvestment and Stock Purchase Plan and other stock plans have provided the Company over $30 million in common equity annually. Management intends to sell new shares under these plans to meet any equity capital requirements of HEIPC. However, until those projects close and the equity capital is needed, HEI may purchase shares on the open market to satisfy the share requirements of those plans.

Following is a discussion of the liquidity and capital resources of HEI's largest segments, including HECO and its subsidiaries.

ELECTRIC UTILITY

HECO's consolidated capital structure was as follows:

(in millions)                                        September 30, 1997                                 December 31, 1996
--------------------------------------------------------------------------------------------------------------------------
Short-term borrowings from nonaffiliates
 and affiliate............................           $  116                  7%                $  126                  8%

Long-term debt............................              598                 37                    602                 38
HECO-obligated preferred securities of
 trust subsidiary.........................               50                  3                     --                 --

Preferred stock...........................               84                  5                     87                  6
Common stock equity.......................              766                 48                    751                 48
                                          -----------------     --------------      -----------------     --------------
                                                     $1,614                100%                $1,566                100%
                                          =================     ==============      =================     ==============

Operating activities provided $96 million in net cash during the first nine months of 1997. Investing activities used net cash of $81 million primarily for capital expenditures. Financing activities used net cash of $13 million for payment of common and preferred dividends, net decreases in long-term debt, short-term borrowings and preferred stock, mostly offset by $50 million of proceeds from the sale of the HECO-obligated preferred securities of trust subsidiary.

The electric utilities' consolidated financing requirements for 1997 through 2001, including net capital expenditures, long-term debt retirements and sinking fund requirements, are estimated to total $768 million. HECO's consolidated internal sources, after the payment of common and preferred stock dividends, are expected to provide approximately 75% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. In October 1997, the Department of Budget and Finance of the State of Hawaii issued tax-exempt special purpose revenue bonds in the principal amount of $100 million, with a maturity of 30 years and a fixed coupon interest rate of 5.65%, and loaned the proceeds from the sale to HECO, HELCO and MECO. An additional $88 million of revenue bonds is authorized by the Hawaii Legislature for issuance by the Department of Budget and Finance of the State of Hawaii on behalf of HECO and MECO prior to the end of 1999. HECO estimates that it will require approximately $23 million in new common equity, in addition to retained earnings and the proceeds received in March 1997 from the sale of the HECO-obligated preferred securities of trust subsidiary, over the five-year period 1997 through 2001. The PUC must approve issuances of long-term securities, including common stock, by HECO, HELCO and MECO.

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

For 1997, electric utility net capital expenditures are estimated to be $118 million. Gross capital expenditures are estimated to be $153 million, comprised of approximately $96 million for transmission and distribution projects, approximately $36 million for new generation projects and approximately

$21 million for general plant and existing generation projects. In addition to the proceeds from the issuance of the HECO-obligated preferred securities of trust subsidiary received in March 1997, drawdowns of proceeds from the sales of tax-exempt special purpose revenue bonds and funds from internal sources are expected to provide the cash needed to finance capital expenditures (including the repayment of short-term borrowings incurred for capital expenditures).

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

SAVINGS BANK

                                                     September 30,           December 31,               %
(in millions)                                            1997                    1996                 change
--------------------------------------------------------------------------------------------------------------
Assets...........................................            $3,847                  $3,591                  7%
Mortgage-backed securities.......................             1,441                   1,340                  8
Loans receivable, net............................             2,114                   2,002                  6
Deposit liabilities..............................             2,220                   2,150                  3
Securities sold under agreements to repurchase...               630                     480                 31
Advances from Federal Home Loan Bank.............               707                     684                  3

As of June 30, 1997, ASB was the fourth largest financial institution in the state based on total assets of $3.6 billion and the third largest financial institution based on deposits of $2.2 billion.

For the first nine months of 1997, net cash provided by ASB's operating activities was $14 million. Net cash used in ASB's investing activities was $221 million, due largely to the origination of loans receivable and the purchase of mortgage-backed securities, partly offset by principal repayments. Net cash provided by financing activities was $233 million as a result of net increases of $150 million in securities sold under agreements to repurchase, $70 million in deposit liabilities and $23 million in advances from the FHLB of Seattle, partly offset by common stock dividends of $10 million.

Minimum liquidity levels are currently governed by the regulations adopted by the OTS. ASB was in compliance with OTS liquidity requirements as of September 30, 1997.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of September 30, 1997, ASB was in compliance with the OTS minimum capital requirements (noted in parentheses) with a tangible capital ratio of 5.2% (1.5%), a core capital ratio of 5.3% (3.0%) and a risk-based capital ratio of 12.5% (8.0%).

The OTS has adopted a rule adding an interest rate risk (IRR) component to the existing risk-based capital requirement. Institutions with an "above normal" level of IRR exposure will be required to deduct an amount from total capital and may be required to hold additional capital. Although the rule became effective January 1, 1994, the OTS has provided a waiver of the IRR capital deduction until it can finalize an appeals process for institutions subject to such deductions. As of September 30, 1997, ASB would not have been required to hold additional capital if the rule adding the IRR component had been implemented.

FDIC regulations restrict the ability of financial institutions that are not well-capitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 1997, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 5.3% (5.0%), a Tier-1 risk-based ratio of 11.6% (6.0%) and a total risk-based ratio of 12.5% (10.0%).

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

With the enactment of federal legislation in 1996 to recapitalize the SAIF and to reallocate the repayment burden on bonds issued to recapitalize the SAIF's predecessor, it appears that legislation addressing the merger of the BIF and the SAIF, thrift rechartering and financial modernization will remain a priority for the U.S. Congress. Bills are now pending, or expected to be introduced in Congress, that will contain proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Some of these bills would abolish the thrift charter, requiring savings associations to convert to banks, subject to certain grandfathering and transition provisions. For a discussion of the unfavorable disparity in the deposit insurance assessment rates and FICO assessment rates that ASB and other thrifts have paid in relation to the rates that most commercial banks have paid, and certain recent legislation that has and will be reducing this disparity, see note (3) in HEIOs "Notes to consolidated financial statements."


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

ITEM 2.  CHANGES IN SECURITIES
------------------------------

See Item 5E for a description of the Stockholder Rights Plan adopted on October 28, 1997 by the Board of Directors of HEI and a description of preferred stock, including the Series A Junior Participating Preferred Stock authorized for issuance in connection with the Stockholder Rights Plan.

ITEM 5.  OTHER INFORMATION
--------------------------

A.  Environmental matters

Water quality control
---------------------

In April 1997, HECO, on behalf of HELCO, notified the DOH that it became aware that industrial oily wastewater was discharging into HELCO's Waimea facility's dry well system in noncompliance with the facility's Underground Injection Control permit. The discharge of oily wastewater was stopped and, in May 1997, a written incident report was submitted to the DOH. The DOH issued a notice of apparent violation. The well was cleaned and in July 1997 a response was submitted to a DOH request for information. The DOH performed a site inspection in September 1997 and is considering enforcement action to be taken. Management does not believe that the impact of such action will have a material effect on the Company's or consolidated HECO's financial condition, results of operations or liquidity.

Air quality control
-------------------

The DOH has met with MECO representatives to review all outstanding air regulatory compliance issues which occurred at MECO during 1988 through 1996. The affected MECO facilities include Maalaea, Palaau, Lanai City and Miki Basin generation sites. MECO has reached an agreement in principle with the DOH regarding settlement of outstanding issues and the DOH has indicated that it will issue a consent decree. Management does not believe that the impact of such consent decree will have a material effect on the Company's or consolidated HECO's financial condition, results of operations or liquidity.

B.  "Reciprocal beneficiaries" lawsuit

On July 8, 1997, the Reciprocal Beneficiaries Act was enacted into law creating the status of "reciprocal beneficiaries" for people who are ineligible to marry and citing examples of reciprocal beneficiaries as "a widowed mother and her unmarried son, or two individuals who are of the same gender." On July 11,

1997, seven Hawaii companies, including HEI, filed a lawsuit in federal court challenging the Reciprocal Beneficiaries Act.

At the time the lawsuit was filed, the State of Hawaii interpreted Section 4 of the Reciprocal Beneficiaries Act to apply to all private employers and to require all private employers to provide medical insurance coverage to the reciprocal beneficiaries of their employees. Since then, the State of Hawaii has modified its interpretation of the Reciprocal Beneficiaries Act to apply only to private employers that have contracted with insurance companies for medical insurance coverage and, therefore, affects less than 1,800 individuals out of the 320,000 covered by prepaid health care plans in Hawaii. In September 1997, the seven companies who filed the lawsuit and the Attorney General of the State of Hawaii settled the lawsuit by reaching an agreement that the law no longer affects the seven companies or any private employer that has not contracted with insurance companies. Thus, the law does not affect HEI and its subsidiaries.

C.  YB labor negotiations

YB was party to a collective bargaining agreement for the period from July 1, 1993 through June 30, 1996 with the International Longshoremen's and Warehousemen's Union, Hawaii Division, Local 142 (ILWU), which was extended while collective bargaining negotiations were ongoing. In August 1997, YB and the ILWU signed a new collective bargaining agreement for the period from July 1, 1996 through June 30, 1999. The agreement provides for a $3.00 per hour, or 12.88%, increase over the three-year period. The agreement covers all regularly scheduled employees including freight clerks, stevedores, maintenance personnel, documentation clerks and customer service representatives. The agreement excludes professional employees, supervisory employees, guards and other clerical personnel.

D.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS


                                                         Years ended December 31,
                           ----------------------------------------------------------------------------------------
      Nine months
         ended
  September 30, 1997                 1996               1995               1994              1993              1992
-----------------------    --------------     --------------      -------------     -------------    --------------
         1.86                        1.87               1.94               2.22              2.25              2.08
=======================    ==============     ==============      =============     =============    ==============

  RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS

                                                         Years ended December 31,
                           ----------------------------------------------------------------------------------------
      Nine months
         ended
  September 30, 1997                 1996               1995               1994              1993              1992
-----------------------    --------------     --------------      -------------     -------------    --------------
         1.57                        1.53               1.57               1.69              1.65              1.50
=======================    ==============     ==============      =============     =============    ==============

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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES

                                        Years ended December 31,
                           ----------------------------------------------------------------------------------------
      Nine months
         ended
  September 30, 1997             1996               1995                1994              1993             1992
-----------------------    --------------     --------------      -------------     -------------    --------------
         3.24                        3.58               3.46               3.47              3.25              3.03
=======================    ==============     ==============      =============     =============    ==============

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

E.  Description of Stockholder Rights Plan and Preferred Stock

                     DESCRIPTION OF STOCKHOLDER RIGHTS PLAN

On October 28, 1997, the Board of Directors of HEI adopted a Stockholder Rights Plan and declared a dividend of one Right for each share of Common Stock of HEI to stockholders of record on November 10, 1997 (the "Record Date"). A Right will also attach to each share of Common Stock issued between the Record Date and the Distribution Date (as such term is defined below). Each Right will entitle the registered holder to purchase from HEI a unit (a "Unit") consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value (the "Series A Preferred Stock"), at a purchase price of $112 per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement (the "Rights Agreement"), dated as of October 28, 1997, between HEI and Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"). As of the Record Date there were 31,734,028 shares of Common Stock outstanding.

Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificate will be distributed. The Rights will separate from the Common Stock upon the earlier of
(i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock other than as a result of repurchases of stock by HEI (the "Stock Acquisition Date") or (ii) 10 days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person (the earlier of (i) and (ii), the "Distribution Date"). Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on November 1, 2007 unless earlier redeemed by HEI as described below. At no time will the Rights have any voting power.

As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates alone will represent the Rights. Except as otherwise determined by the Board of Directors, only shares of Common Stock issued prior to the Distribution Date will have Rights attached.

In the event a person becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of HEI), having a value equal to two times the Exercise Price of the Right. Notwithstanding any of the foregoing, following the occurrence of the event set forth in this paragraph (the "Flip-in Event"), all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, Rights are not exercisable following the occurrence of the Flip-in Event set forth above until such time as the Rights are no longer redeemable by HEI as set forth below.

In the event that following the Stock Acquisition Date, (i) HEI engages in a merger or business combination transaction in which HEI is not the surviving corporation; (ii) HEI engages in a merger or business combination transaction in which HEI is the surviving corporation and the Common Stock of HEI is changed or exchanged; or (iii) 50% or more of HEIOs assets or earning power is sold or transferred (all deemed "Flip-Over Events"), each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise of the Right, Common Stock of the acquiring company having a value equal to two times the Exercise Price of the Right.

The Purchase Price payable, and the number of Units of Series A Preferred Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Series A Preferred Stock, (ii) if holders of the Series A Preferred Stock are granted certain rights or warrants to subscribe for preferred stock or convertible securities at less than the current market price of the Series A Preferred Stock, or (iii) upon the distribution to holders of the Series A Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

At any time until ten days following the Stock Acquisition Date, HEI may redeem the Rights in whole, but not in part, at a price of $0.01 per Right.
Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.01 redemption price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a preferred stockholder of HEI, including, without limitation, the right to vote or to receive dividends.

Prior to the Distribution Date, HEI may supplement or amend any provision of the Rights Agreement. After the Distribution Date, the provisions of the Rights Agreement may be supplemented or amended by the Board in order to cure any ambiguity, to make changes which do not materially adversely affect the interests of holders of Rights (excluding the interest of any Acquiring Person), to correct or supplement any defective or inconsistent provision in the Rights Agreement, or to shorten or lengthen any time period under the Rights Agreement;

provided, however, that from and after the Distribution Date, no amendment to
--------  -------
lengthen the time period governing redemption shall be made unless such lengthening is for the purpose of protecting, enhancing or clarifying the rights of, and/or the benefits to, the holders of Rights. The Rights Agreement may not be amended at a time when the Rights are not redeemable.

                         DESCRIPTION OF PREFERRED STOCK

AUTHORIZED PREFERRED STOCK

Preferred Stock may be issued by the Board of Directors in one or more series, without action by stockholders and with such preferences, voting powers, restrictions and qualifications as may be fixed by resolution of the Board of Directors authorizing the issuance of such shares. Under current Hawaii law, the terms and provisions of all shares of Preferred Stock must be identical except with respect to dividend rates, redemption and redemption prices, amounts payable in liquidation, sinking fund provisions, conversion privileges, if any, and voting rights, if any.

If and when authorized by the Board of Directors, any such Preferred Stock may be preferred as to dividends or in liquidation, or both, over the Common Stock. For example, the terms of the Preferred Stock, if and when authorized, could prohibit dividends on shares of Common Stock until all dividends and any mandatory redemptions have been paid with respect to shares of Preferred Stock. In addition, the Board of Directors may, without stockholder approval, issue Preferred Stock with voting and conversion rights which could adversely affect the voting power or economic rights of the holders of

Common Stock. Issuance of Preferred Stock by HEI could thus have the effect of delaying, deferring or preventing a change of control of HEI. The first and only series of Preferred Stock that has been authorized by the Board of Directors as of the date hereof is the Series A Junior Participating Preferred Stock.

SERIES A JUNIOR PARTICIPATING PREFERRED STOCK

On October 28, 1997, the Board of Directors of HEI authorized a series of 500,000 shares of Preferred Stock, designated the Series A Junior Participating Preferred Stock. The Series A Junior Participating Preferred Stock is without par value, and was created in conjunction with the Board's adoption of the Rights Agreement between HEI and Continental Stock Transfer & Trust Company, as Rights Agent. No shares of Series A Junior Participating Preferred Stock have been issued. The Series A Junior Participating Preferred Stock may be purchased under certain circumstances, as set forth in the Rights Agreement. The exercise price for one one-hundredth of a share of Series A Junior Participating Preferred Stock is $112, subject to adjustment.

The Series A Junior Participating Preferred Stock ranks junior to all other series of Preferred Stock as to the payment of dividends and distribution of assets, unless the terms of any such series provide otherwise. If declared by the Board of Directors out of funds legally available therefor, the dividend rate for the Series A Junior Participating Preferred Stock is $61.00 per quarter, or 100 times the current quarterly dividend amount of $0.61 per common share (as adjusted from time to time to reflect stock dividends, subdivisions or combinations). Whenever quarterly dividends on the Series A Junior Participating Preferred Stock are in arrears, dividends or other distributions may not be made on the Common Stock or on any series of Preferred Stock ranking junior to the Series A Junior Participating Preferred Stock. Upon liquidation, no holders of shares ranking junior to the Series A Junior Participating Preferred Stock shall receive any distribution until all holders of the Series A Junior Participating Preferred Stock shall have received $100 per share, plus any unpaid dividends (the "Series A Liquidation Preference"). Following payment of the Series A Liquidation Preference, no additional distributions shall be made to the holders of Series A Junior Participating Preferred Stock unless holders of Common Stock receive an amount equal to the Series A Liquidation Preference divided by 100, as adjusted, and thereafter (and after taking into account any amounts that may then be due to holders of any other series of Preferred Stock) the holders of the Series A Junior Participating Preferred Stock shall be entitled to share in the remaining assets of HEI with the holders of the Common Stock, ratably on a per share basis. In the event that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of Preferred Stock, if any, which rank on a parity with the Series A Junior Participating Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences.

Each share of Series A Junior Participating Preferred Stock shall entitle the holder thereof to 100 votes, as may be adjusted from time to time, on all matters submitted to a vote of the stockholders of HEI, voting together with the Common Stock. If dividends on any Series A Junior Participating Preferred Stock are in arrears in an amount equal to six quarterly dividends, then until dividends for all previous quarters and for the current quarter have been declared and paid or set aside for payment, the holders of Series A Junior Participating Preferred Stock, voting as a class with holders of other series of Preferred Stock who are then entitled to vote thereon, shall also have the right to elect two directors to HEIOs Board of Directors. The shares of Series A Junior Participating Preferred Stock are not redeemable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS


HEI                Restated By-Laws of HEI
Exhibit 3(ii)

HEI                Rights Agreement, dated as of October 28, 1997, between HEI and Continental
Exhibit 4          Stock Transfer & Trust Company, as Rights Agent (with the form of the Rights
                   Certificates included as Exhibit B) (Exhibit 1 to HEI's Form 8-A dated
                   October 28, 1997, File No. 1-8503).


HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1       Computation of ratio of earnings to fixed charges, nine months ended
                   September 30, 1997 and 1996

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2       Computation of ratio of earnings to fixed charges, nine months ended
                   September 30, 1997 and 1996

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1       Financial Data Schedule
                   September 30, 1997 and nine months ended September 30, 1997

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2       Financial Data Schedule
                   September 30, 1997 and nine months ended September 30, 1997

(B)  REPORTS ON FORM 8-K

During the third quarter of 1997, no Current Report, Form 8-K, was filed with the SEC. On October 16, 1997, HEI and HECO filed a Form 8-K, dated
October 16, 1997, under "Item 5. Other Events", which included HEI's October 16, 1997 news release reporting third quarter 1997 earnings.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.        HAWAIIAN ELECTRIC COMPANY, INC.
                     (Registrant)                           (Registrant)


By  /s/ Robert F. Mougeot                 By  /s/ Paul Oyer
   ------------------------------------      -------------------------------
   Robert F. Mougeot                         Paul A. Oyer
   Financial Vice President and              Financial Vice President and
     Chief Financial Officer                   Treasurer
   (Principal Financial Officer of HEI)      (Principal Financial Officer of
                                              HECO)

Date:  November 12, 1997                  Date: November 12, 1997