Form 10-K
period 1997-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1998-03-27
CIK 354707, 46207

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
REGISTRANT                         TITLE OF EACH CLASS     ON WHICH REGISTERED
----------                         -------------------     --------------------
Hawaiian Electric Industries, Inc. Common Stock,           New York Stock
                                   Without Par Value       Exchange
Hawaiian Electric Industries, Inc. Guarantee with          New York Stock
                                   respect to 8.36%        Exchange
                                   Trust Originated
                                   Preferred Securities
                                   (SM) (TOPrS (SM))
Hawaiian Electric Industries, Inc. Preferred Stock         New York Stock
                                   Purchase Rights         Exchange
Hawaiian Electric Company, Inc.    Guarantee with          New York Stock
                                   respect to 8.05%        Exchange
                                   Cumulative Quarterly
                                   Income Preferred
                                   Securities Series 1997
                                   (QUIPS(SM))

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

REGISTRANT                             TITLE OF EACH CLASS
----------                             -------------------
Hawaiian Electric Industries, Inc.     None
Hawaiian Electric Company, Inc.        Cumulative Preferred Stock

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No
                        ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [ ]
================================================================================

================================================================================

                                  AGGREGATE MARKET VALUE     NUMBER OF SHARES OF
                                 OF THE VOTING STOCK HELD    COMMON STOCK OUT-
                                 BY NONAFFILIATES OF THE      STANDING OF THE
                                 REGISTRANTS ON MARCH 13,     REGISTRANTS ON
                                           1998               MARCH 13, 1998
                                 ------------------------    -------------------
Hawaiian Electric Industries,
Inc.                                  $1,300,041,000              32,001,007
                                                             (Without par value)

Hawaiian Electric Company, Inc.            N/A                    12,805,843
                                                             ($6 2/3 par value)

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                              PART OF FORM 10-K
                                                                                INTO WHICH THE
                                                                                 DOCUMENT IS
                       DOCUMENT                                                 INCORPORATED
------------------------------------------------------------------------   -------------------------
Portions of Annual Reports to Stockholder(s) of the following registrants for the fiscal year ended December 31, 1997:

   Hawaiian Electric Industries, Inc....................................   Parts I, II, III, and IV

   Hawaiian Electric Company, Inc.......................................   Parts I, II, III, and IV

Portions of Proxy Statement of Hawaiian Electric Industries, Inc.,
 dated March 13, 1998, for the Annual Meeting of Stockholders                     Part III

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

================================================================================

                               TABLE OF CONTENTS



                                                                                         Page
Glossary of Terms........................................................................  ii



                                    PART I

Item 1.      Business....................................................................   1
Item 2.      Properties..................................................................  42
Item 3.      Legal Proceedings...........................................................  44
Item 4.      Submission of Matters to a Vote of Security Holders.........................  44


                                    PART II

Item 5.      Market for Registrants' Common Equity and Related Stockholder Matters.......  45
Item 6.      Selected Financial Data.....................................................  46
Item 7.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................................  46
Item 7a.     Quantitative and Qualitative Disclosures About Market Risk..................  46
Item 8.      Financial Statements and Supplementary Data.................................  46
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................  46


                                   PART III

Item 10.     Directors and Executive Officers of the Registrants.........................  47
Item 11.     Executive Compensation......................................................  49
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............  53
Item 13.     Certain Relationships and Related Transactions..............................  54


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K................. 54
Independent Auditors' Report - HEI....................................................... 56
Independent Auditors' Report - HECO...................................................... 57
Index to Exhibits........................................................................ 62
Signatures............................................................................... 79


                               GLOSSARY OF TERMS

Defined below are certain terms used in this report:


TERMS      DEFINITIONS
--------   -----------

1935 ACT   Public Utility Holding Company Act of 1935
AES        Applied Energy Services, Inc.
AES-BP     AES Barbers Point, Inc. (now known as AES Hawaii, Inc.)
ARM        Adjustable rate mortgage
ASB        American Savings Bank, F.S.B., a wholly owned subsidiary of HEI
              Diversified, Inc. and parent company of American Savings Investment Services Corporation, ASB Service Corporation, AdCommunications, Inc. and American Savings Mortgage Co., Inc.
BoA        Bank of America, FSB
BHP        BHP Petroleum Americas Refining Inc., a fuel oil supplier
BIF        Bank Insurance Fund
BPPI       Baldwin Pacific Properties, Inc., a limited partner of Baldwin*Malama
             (a limited partnership in which Malama Development Corp. is the general partner)
Btu        British thermal unit
CDUP       Conservation District Use Permit
CERCLA     Comprehensive Environmental Response, Compensation and Liability Act
CHEVRON    Chevron Products Company, a fuel oil supplier
COMPANY    Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric
             Company, Inc., Maui Electric Company, Limited, Hawaii Electric
             Light Company, Inc., HECO Capital Trust I, HEI Investment Corp.,
             Malama Pacific Corp. and its subsidiaries, Hawaiian Tug & Barge
             Corp., Young Brothers, Limited, HEI Diversified, Inc., American
             Savings Bank, F.S.B. and its subsidiaries, HEIDI Real Estate Corp.,
             Pacific Energy Conservation Services, Inc., HEI Power Corp. and its
             subsidiaries, Hycap Management, Inc., Hawaiian Electric Industries
             Capital Trust I, Hawaiian Electric Industries Capital Trust II and
             Hawaiian Electric Industries Capital Trust III
CONSUMER    Division of Consumer Advocacy, Department of Commerce and Consumer
 ADVOCATE    Affairs of the State of Hawaii
CT          Combustion turbine
DOH         Department of Health of the State of Hawaii
DOT         Department of Transportation of the State of Hawaii
DSM         Demand-side management
ENCOGEN     Encogen Hawaii, L.P.
ENSERCH     Enserch Development Corporation
EPA         Environmental Protection Agency - federal
EPCRA       Emergency Planning and Community Right-to-Know Act
ERL         Environmental Response Law of the State of Hawaii
FASB        Financial Accounting Standards Board
FDIC        Federal Deposit Insurance Corporation
FDICIA      Federal Deposit Insurance Corporation Improvement Act of 1991
FEDERAL     U.S. Government
FERC        Federal Energy Regulatory Commission
FHLB        Federal Home Loan Bank
FIRREA      Financial Institutions Reform, Recovery, and Enforcement Act of 1989



TERMS          DEFINITIONS
--------       -----------

HCPC           Hilo Coast Processing Company
HC&S           Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii,
               Inc.
HECO           Hawaiian Electric Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii Electric
                     Light Company, Inc. and HECO Capital Trust I
HECO'S         Hawaiian Electric Company, Inc.'s Consolidated Financial
  CONSOLIDATED       Statements, incorporated into Parts I, II and IV of this
  FINANCIAL          Form 10-K by reference to pages 12 to 34 of Hawaiian
  STATEMENTS         Electric Company, Inc's 1997 Annual Report to
                     Stockholder, portions of which are filed herein as
                     HECO Exhibit 13
 HECO'S MD&A   Hawaiian Electric Company, Inc.'s Management's Discussion and
                     Analysis of Financial Condition and Results of Operations,
                     incorporated into Parts I, II and IV of this Form 10-K by
                     reference to pages 3 to 11 of Hawaiian Electric Company,
                     Inc.'s 1997 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13
HEI            Hawaiian Electric Industries, Inc., direct parent company of
                     Hawaiian Electric Company, Inc., HEI Investment Corp.,
                     Malama Pacific Corp., Hawaiian Tug & Barge Corp., HEI
                     Diversified, Inc., Pacific Energy Conservation Services,
                     Inc., HEI Power Corp., Hycap Management, Inc., Hawaiian
                     Electric Industries Capital Trust I, Hawaiian Electric
                     Industries Capital Trust II and Hawaiian Electric
                     Industries Capital Trust III
HEI'S          Hawaiian Electric Industries, Inc.'s Consolidated Financial
   CONSOLIDATED      Statements, incorporated into Parts I, II and IV of this
   FINANCIAL         Form 10-K by reference to pages 26 and 40 to 65 of
   STATEMENTS        Hawaiian Electric Industries, Inc.'s 1997
                     Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13
HEI'S MD&A     Hawaiian Electric Industries, Inc.'s Management's Discussion and
                     Analysis of Financial Condition, Results of Operations and Market Risk
                     incorporated into Parts I, II and IV of this Form 10-K by reference to pages 27 to 39 of Hawaiian Electric Industries, Inc.'s 1997 Annual
                     Report to Stockholders, portions of which are filed herein as HEI
                     Exhibit 13
HEIDI          HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric
                     Industries, Inc. and the parent company of American Savings Bank,
                     F.S.B. and HEIDI Real Estate Corp.
HEIIC          HEI Investment Corp., a wholly owned subsidiary of Hawaiian Electric
                     Industries, Inc.
HEIPC          HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric
                     Industries, Inc. and parent company of several subsidiaries
HELCO          Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.
HERS           Hawaiian Electric Renewable Systems, Inc., formerly a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and formerly parent company of Lalamilo Ventures, Inc.
HIG            The Hawaiian Insurance & Guaranty Company, Limited, an insurance company which was placed in state rehabilitation proceedings.  HEI
                     Diversified, Inc. was the holder of record of HIG's common stock prior to August 16, 1994


TERMS      DEFINITIONS
--------   -----------

HIRI        Hawaiian Independent Refinery, Inc., a fuel oil refinery
HITI        Hawaiian Interisland Towing, Inc.
HP          Horsepower
HPG         HEI Power Corp. Guam, a wholly owned subsidiary of HEI Power Corp.
HTB         Hawaiian Tug & Barge Corp., a wholly owned subsidiary of Hawaiian
              Electric Industries, Inc. and parent company of Young Brothers, Limited
IBEW        International Brotherhood of Electrical Workers
IBU         Inlandboatmen's Union of the Pacific, Marine Division, an affiliate of the International Longshoremen's and Warehousemen's Union, Hawaii
              Division
ILWU        International Longshoremen's and Warehousemen's Union
IPP         Independent power producer
IRP         Integrated resource plan
IRR         Interest rate risk
JCC         Jones Capital Corporation
KALAELOA    Kalaeloa Partners, L.P.
KCP         Kawaihae Cogeneration Partners
KWH         Kilowatthour
LSFO        Low sulfur fuel oil
LVI         Lalamilo Ventures, Inc., formerly a wholly owned subsidiary of Hawaiian
              Electric Renewable Systems, Inc. and formerly a wholly owned subsidiary of Hawaiian Electric Industries, Inc. LVI was merged into HELCO on
              December 23, 1996
MBtu        Million British thermal unit
MD&A        Management's Discussion and Analysis of Financial Condition and Results
              of Operations
MDC         Malama Development Corp., a wholly owned subsidiary of Malama Pacific
              Corp.
MECO        Maui Electric Company, Limited, a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.
MMO         Malama Mohala Corp., a wholly owned subsidiary of Malama Pacific Corp.
MPC         Malama Pacific Corp., a wholly owned subsidiary of Hawaiian Electric
              Industries, Inc. and parent company of several real estate subsidiaries
MSFO        Medium sulfur fuel oil
MW          Megawatt
NA          Not applicable
NAE         North American Environmental, Inc.
NOI         Notice of intent
NOV         Notice of Violation
NPDES       National Pollutant Discharge Elimination System
OPA         Federal Oil Pollution Act of 1990
OTS         Office of Thrift Supervision, Department of Treasury
PCB         Polychlorinated biphenyls
PECS        Pacific Energy Conservation Services, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
PGV         Puna Geothermal Venture
PSD PERMIT  Prevention of Significant Deterioration/Covered Source Permit
PUC         Public Utilities Commission of the State of Hawaii
PURPA       Public Utility Regulatory Policies Act of 1978



TERMS         DEFINITIONS
--------      -----------

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

Forward-looking information

This report and other presentations made by HEI, HECO and their subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Except for historical information contained herein, the matters set forth are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; product demand and market acceptance risks; increasing competition in the electric utility industry; capacity and supply constraints or difficulties; new technological developments; governmental and regulatory actions, including decisions in rate cases and on permitting issues; the results of financing efforts; the timing and extent of changes in interest rates; and the results of integration of the acquired Bank of America, FSB (BoA) - Hawaii operations with the operations of ASB. Investors are also directed to consider other risks and uncertainties discussed in other periodic reports previously and subsequently filed by HEI and/or HECO with the SEC.



                                     PART I
                                     ------

ITEM 1.        BUSINESS

HEI
---

HEI was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, savings bank, freight transportation, real estate development and other businesses, primarily in the State of Hawaii, and in the pursuit of independent power projects in Asia and the Pacific. HEI's predecessor, HECO, was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became an HEI subsidiary and common shareholders of HECO became common shareholders of HEI.

HECO and its operating subsidiaries, MECO and HELCO, are regulated electric public utilities providing the only electric public utility service on the islands of Oahu, Maui, Lanai, Molokai and Hawaii. HECO also owns all the common securities of HECO Capital Trust I. HECO Capital Trust I (a Delaware statutory business trust in which HECO owns all the common securities) was formed to effect the issuance of $50 million of 8.05% cumulative quarterly income preferred securities in March 1997 for the benefit of HECO, MECO and HELCO.

Besides HECO, HEI also owns directly or indirectly the following subsidiaries which comprise its diversified companies: HEIDI and its subsidiaries, HEIDI Real Estate Corp. and ASB, and the subsidiaries of ASB; HTB and its subsidiary; MPC and its subsidiaries; HEIIC; PECS; HEIPC and its subsidiaries; Hycap Management, Inc. and its subsidiary; Hawaiian Electric Industries Capital Trust I; and Hawaiian Electric Industries Capital Trust II and III (inactive entities).

ASB, acquired in 1988, was the third largest financial institution in the State of Hawaii as of December 31, 1997, and had 69 retail branches as of December 31, 1997. On December 6, 1997, ASB acquired substantially all of the Hawaii deposits of BoA, most of its Hawaii branches and certain of its Hawaii-based loans. The acquisition increased ASB's assets by $1.8 billion and its deposits by $1.7 billion. HEIDI Real Estate Corp. was formed in February 1998 to own and manage real estate assets.

HTB was acquired in 1986 and provides ship assist and charter towing services and owns YB, a regulated intrastate public carrier of waterborne freight among the Hawaiian Islands. MPC was formed in 1985 and directly or through subsidiaries develops and invests in real estate. HEIIC was formed in 1984 and is a passive investment company which primarily holds investments in leveraged leases. PECS was formed in August 1994 and is a contract services company primarily providing limited support services in Hawaii. HEIPC was formed in March 1995 to pursue, directly or through its subsidiaries or affiliates, independent power projects in Asia and the Pacific. Hycap Management, Inc., including subsidiary HEI Preferred Funding, LP (a limited partnership in which Hycap Management, Inc. is the sole general partner), and Hawaiian Electric Industries Capital Trust I (a Delaware statutory business trust in which HEI owns all the common securities) were formed to effect the issuance of $100 million of 8.36% HEI-obligated trust preferred securities in February 1997.

Prior to August 16, 1994, HEIDI was the holder of record of the common stock of HIG, which was acquired in 1987 and provided property and casualty insurance primarily in Hawaii. For information about the discontinued operations of HIG, see Note 20 to HEI's Consolidated Financial Statements which is incorporated herein by reference to page 63 of HEI's 1997 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

The financial information about the Company's industry segments is incorporated herein by reference to page 26 of HEI's 1997 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

For additional information about the Company, reference is made to Item 7 and
Item 7A -"HEI's Management's Discussion and Analysis of Financial Condition, Results of Operations and Market Risk" (HEI's MD&A) and to Item 14-HEI's Consolidated Financial Statements, incorporated herein by reference to pages 27 to 39 and to page 26 and pages 40 to 65, respectively, of HEI's 1997 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

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

In 1997, the electric utilities' revenues and operating income amounted to approximately 76% and 83%, respectively, of HEI's consolidated revenues and operating income. For additional information about HECO, see HEI's MD&A and
Note 3, incorporated herein by reference to pages 27 to 39 and 47 to 50, respectively, in HEI's 1997 Annual Report to Stockholders, and HECO's MD&A and HECO's consolidated financial statements incorporated by reference to pages 3 to 11 and 12 to 34, respectively, of HECO's 1997 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

The islands of Oahu, Maui, Lanai, Molokai and Hawaii have a combined population estimated at 1,130,000, or approximately 95% of the population of the State of Hawaii, and comprise a service area of 5,766 square miles. The principal communities served include Honolulu (on Oahu), Wailuku and Kahului (on Maui) and Hilo and Kona (on Hawaii). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations.

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

Sales of electricity

HECO, MECO and HELCO provide the only electric public utility service on the islands they serve. The following table sets forth the number of their electric customer accounts as of December 31, 1997, 1996 and 1995 and their electric sales revenues for each of the years then ended:

                                 1997                       1996                      1995
                     -------------------------------------------------------------------------------------
                                      Electric                   Electric                  Electric
(dollars in             Customer        sales       Customer        sales     Customer        sales
 thousands)             accounts     revenues       accounts     revenues     accounts     revenues
---------------------------------------------------------------------------------------------------
HECO.................    271,801     $  779,425    271,602     $  767,264    269,307       $712,380
MECO.................     54,605        151,625     53,763        144,434     53,339        127,284
HELCO................     60,220        160,332     59,349        152,312     58,515        135,110
                     ------------------------------------------------------------------------------
                         386,626     $1,091,382    384,714     $1,064,010    381,161       $974,774
                     ==============================================================================

Revenues from the sale of electricity in 1997 were from the following types of customers in the proportions shown:

                                                        HECO            MECO            HELCO           Total
----------------------------------------------------------------------------------------------------------------
Residential......................................        32%             36%             41%             34%
Commercial.......................................        30              34              37              32
Large light and power............................        37              29              22              34
Other............................................         1               1              --              --
                                                 ---------------------------------------------------------------
                                                        100%            100%            100%            100%
                                                 ===============================================================

HECO and its subsidiaries derived approximately 10% of their operating revenues from the sale of electricity to various federal government agencies in 1997, 1996 and 1995. One of HECO's larger customers, the Naval Base at Barbers Point, Oahu, is expected to be closed in 1999 with redevelopment of the base occurring through 2020. HECO anticipates that the base closure will ultimately result in little, if any, loss in aggregate KWH sales, if, as anticipated, the Navy continues to occupy portions of Barbers Point and much of the surplus facilities and land currently not utilized by the Navy is occupied by state agencies and others. On March 8, 1994, President Clinton signed an Executive Order which mandates that each federal agency develop and implement a program with the intent of reducing energy consumption by 30% by the year 2005 to the extent that these measures are cost-effective. The 30% reductions will be measured relative to the agency's 1985 energy use. HECO is working with various federal government agencies such as the Department of Defense to implement demand-side management programs which will help them achieve their energy reduction objectives. In November 1995, HECO and the U.S. General Services Administration entered into a Basic Ordering Agreement under which HECO will arrange for financing and installation of energy conservation projects at federal facilities in Hawaii. Under the Basic Ordering Agreement, HECO undertook an air conditioning upgrade project at the federal office building in downtown Honolulu, which project was completed in 1997. Further, HECO commenced design work for solar water heating in this federal office building. Another project underway is with the Postal Service. HECO also signed an umbrella Basic Ordering Agreement with the Department of Defense in October 1996. There are currently seven projects underway for the Navy. Neither HEI nor HECO management can predict with certainty the impact of President Clinton's Executive Order on the Company's or consolidated HECO's future financial condition, results of operations or liquidity.

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING STATISTICS

                                                1997          1996         1995         1994         1993
                                          ------------------------------------------------------------------

KWH SALES (MILLIONS)
Residential...............................       2,531.0      2,540.4      2,471.3      2,427.5      2,340.3
Commercial................................       2,676.8      2,662.4      2,624.7      2,451.2      2,284.6
Large light and power.....................       3,700.7      3,733.0      3,655.1      3,658.6      3,646.2
Other.....................................          54.7         55.4         55.4         55.8         54.1
                                          ------------------------------------------------------------------
                                                 8,963.2      8,991.2      8,806.5      8,593.1      8,325.2
                                          ==================================================================


NET ENERGY GENERATED AND PURCHASED
 (MILLIONS OF KWH)
Net generated.............................       5,885.9      5,994.3      5,850.6      5,727.6      5,789.6
Purchased.................................       3,622.8      3,565.3      3,511.6      3,437.8      3,101.0
                                          ------------------------------------------------------------------
                                                 9,508.7      9,559.6      9,362.2      9,165.4      8,890.6
                                          ==================================================================


Losses and system uses (%)................           5.5          5.7          5.7          6.0          6.1

ENERGY SUPPLY (YEAREND)
Generating capability--MW.................         1,634        1,636        1,637        1,637        1,638
Firm purchased capability--MW.............           474          474          469          465          473
                                          ------------------------------------------------------------------
                                                   2,108        2,110        2,106        2,102        2,111
                                          ==================================================================


Gross peak demand--MW (1).................         1,573        1,561        1,537        1,527        1,496
Btu per net KWH generated.................        10,799       10,781       10,762       10,746       10,846
Average fuel oil cost per MBtu (cents)....         405.9        388.8        329.7        304.4        340.5

CUSTOMER ACCOUNTS (YEAREND)
Residential...............................       336,094      333,807      330,508      325,495      320,987
Commercial................................        48,671       49,069       48,585       47,916       48,008
Large light and power.....................           582          586          580          601          628
Other.....................................         1,279        1,252        1,488        1,480        1,475
                                          ------------------------------------------------------------------
                                                 386,626      384,714      381,161      375,492      371,098
                                          ==================================================================

ELECTRIC REVENUES (THOUSANDS)
Residential...............................    $  367,432   $  355,669     $324,923     $297,984     $283,662
Commercial................................       347,308      338,785      313,909      281,664      262,751
Large light and power.....................       369,878      362,823      329,598      314,931      317,816
Other.....................................         6,764        6,733        6,344        5,927        5,786
                                          -------------------------------------------------------------------
                                              $1,091,382   $1,064,010     $974,774     $900,506     $870,015
                                          ===================================================================


AVERAGE REVENUE PER KWH SOLD (CENTS)
Residential...............................         14.52        14.00        13.15        12.28        12.12
Commercial................................         12.97        12.73        11.96        11.49        11.50
Large light and power.....................          9.99         9.72         9.02         8.61         8.72
Other.....................................         12.38        12.16        11.46        10.62        10.69
Average revenue per KWH sold..............         12.18        11.83        11.07        10.48        10.45

RESIDENTIAL STATISTICS
Average annual use per customer account
 (KWH)....................................         7,559        7,649        7,514        7,482        7,367
Average annual revenue per customer
 account..................................      $  1,097     $  1,071     $    988     $    918     $    893
Average number of customer accounts.......       334,811      332,138      328,912      324,458      317,657
------------------------------------------------------------------------------------------------------------------

(1) Sum of the peak demands on all islands served, noncoincident and nonintegrated.

GENERATION STATISTICS

The following table contains certain generation statistics as of December 31, 1997, and for the year ended December 31, 1997. The capability available for operation at any given time may be less than the generating capability shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.


                                         Generating and
                                         firm purchased                                                   KWH net
                                           capability                                                    generated
                                             (MW) at        Gross peak                      Annual          and
                                          December 31,        demand        Reserve          load        purchased
               Systems                      1997 (1)         (MW) (2)        margin       factor (2)     (millions)
-------------------------------------------------------------------------------------------------------------------
ISLAND OF OAHU-HECO
Conventional oil-fired steam units...           1,160.0
Combustion turbines (peaking units)..             103.0
Firm contract power (3)..............             406.0
                                     ------------------------------------------------------------------------------
                                                1,669.0        1,220.0           36.8%          72.1%       7,424.2
                                     ------------------------------------------------------------------------------
ISLAND OF MAUI-MECO
Conventional oil-fired steam units...              37.6
Combined-cycle unit..................              58.0
Diesel...............................              95.9
Firm contract power (4)..............              16.0
                                     ------------------------------------------------------------------------------
                                                  207.5          174.7           18.8%          70.2%       1,039.0
                                     ------------------------------------------------------------------------------
ISLAND OF LANAI-MECO
Diesel...............................              10.4            5.0          110.1%          65.6%          27.9
                                     ------------------------------------------------------------------------------
ISLAND OF MOLOKAI-MECO
Diesel...............................               9.9
Combustion turbine...................               2.2
                                     ----------------------------------------------------------------------------
                                                   12.1           6.6          83.3%          66.5%          37.1
                                     ----------------------------------------------------------------------------
ISLAND OF HAWAII-HELCO
Conventional oil-fired steam units...              71.2
Combustion turbines..................              48.2
Diesel...............................              38.0
Firm contract power (4)..............              52.0
                                     ----------------------------------------------------------------------------
                                                  209.4         166.7          25.6%          69.3%         980.5
                                     ----------------------------------------------------------------------------
Total................................           2,108.4       1,573.0          34.0%          71.6%       9,508.7
                                     ============================================================================

(1) HECO units at normal ratings, and MECO and HELCO units at reserve ratings.
(2) Noncoincident and nonintegrated.
(3) Independent power producers-180 MW (Kalaeloa), 180 MW (AES-BP) and 46 MW (refuse-fired plant).
(4) Nonutility generation-MECO: 16 MW (HC&S); HELCO: 30EMW (PGV) and 22 MW
    (HCPC).

INTEGRATED RESOURCE PLANNING AND REQUIREMENTS FOR ADDITIONAL GENERATING CAPACITY

As a result of a proceeding initiated in January 1990, the PUC issued an order in March 1992 (and revised it in May 1992) requiring the energy utilities in Hawaii to develop integrated resource plans (IRPs). The goal of integrated resource planning is the identification of demand-side and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In its May 1992 order, the PUC adopted a "framework", which establishes both the process for developing IRPs and guidelines for the development of such plans. The PUC's framework directs that each plan cover a 20-year planning horizon with a five-year program implementation schedule and states that the planning cycle will be repeated every three years. Under the framework, the PUC may approve, reject or require modifications of the utilities' IRPs.

The framework also states that utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of planning and implementing demand-side management (DSM) programs. Under appropriate circumstances, the utilities may recover net lost revenues resulting from DSM programs and earn shareholder incentives. The PUC has approved IRP cost recovery provisions for HECO, MECO and HELCO. Pursuant to the cost recovery provisions, the electric utilities may recover through a surcharge the costs for approved DSM programs (including DSM program lost margins and shareholder incentives), and other IRP costs incurred and approved by the PUC, to the extent the costs are not included in their base rates.

The utilities have characterized their proposed IRPs as planning strategies, rather than fixed courses of action, and the resources ultimately added to their systems may differ from those included in their 20-year plans. Under the IRP framework, the utilities are required to submit annual evaluations of their plans (including a revised five-year program implementation schedule) and to submit new plans on a three-year cycle. Prior to proceeding with the DSM programs, separate PUC approval proceedings must be completed, in which the PUC further reviews the details of the proposed programs and the utilities proposals for the recovery of DSM program expenditures net lost revenues and shareholder incentives.


HECO's IRP. HECO filed its second IRP with the PUC in January 1998, and a schedule for the PUC proceeding in which it will be considered has not yet been determined. The second IRP identified changes in key forecasts and assumptions since the development of HECO's initial IRP, which was filed in July 1993, modified in January 1994 and approved by the PUC as modified in its March 1995 final decision and order (D&O). HECO's second IRP includes IRP strategy options related to the transition to a more competitive environment in the electric utility industry. The IRP is a flexible resource strategy that allows the utility to make major decisions regarding the incremental implementation of program options for both supply-side and demand-side resources, based on HECO's IRP objectives and the best information available at the time decisions must be made.

On the supply-side, HECO's second IRP focuses on the planning for the next generating unit addition in the 2009 time frame -- a 107-MW simple cycle diesel fired combustion turbine, which would be part of a 318-MW diesel fired 2-on-1 combined-cycle unit. Phases 2 and 3 of the combined-cycle unit would be installed in 2013 and 2016, respectively. In addition, pursuant to HECO's generation asset management program, all existing generation units are reasonably expected to operate (future environmental considerations permitting) beyond the 20-year IRP planning period (1998-2017).

HECO's second IRP includes five energy efficiency DSM programs, which are designed to reduce the rate of increase in Oahu's energy use, defer construction of new generating units, reduce the state's dependence on oil, and achieve savings for utility customers who participate in the programs. The DSM energy efficiency programs include incentives for customers to install efficient lighting, refrigeration, water-heating and air-conditioning equipment and industrial motors. The PUC issued its final D&Os approving all five of HECO's original energy efficiency DSM programs in 1996, and HECO began implementing these programs in the third quarter of 1996. HECO filed applications with the PUC for a commercial and industrial (C&I) load management program in June 1996, and a residential load control program in September 1997. HECO expects that these two load management DSM programs will be reviewed in concept by the PUC in conjunction with HECO's second IRP. HECO plans to continue the planning and implementation of DSM load management and energy efficiency programs that are cost-effective and also minimize rate impacts to all customers.

MECO's IRP. The PUC issued its final D&O in MECO's IRP proceeding in May 1996. MECO's 20-year IRP includes four energy efficiency DSM programs similar to those developed for HECO. The supply-side resources proposed by MECO, as updated in its June 1997 evaluation, include installing approximately 214 MW of additional generation through the year 2013 on the island of Maui, including 58 MW of generation at its Maalaea power plant site in three increments from 1998-2001, and approximately 8 MW through the year 2013 on each of the islands of Lanai and Molokai. The PUC approved MECO's DSM water heating program in July 1996, and MECO's C&I DSM programs in September 1996. MECO began DSM program implementation in late 1996. MECO's first IRP annual evaluation was filed with the PUC in June 1997, and its second IRP annual evaluation is scheduled to be filed with the PUC in June 1998. MECO's next IRP filing is scheduled for September 1999.

In 1997, MECO's generation reserve margins were less than the margin specified by its capacity planning criteria (which are based on having enough reserve generation to cover for the unexpected loss of the largest unit taking into account projected peak loads and scheduled maintenance). This condition will probably continue, particularly in view of the recent reduction in the generation capacity being supplied by HC&S (see below under "Nonutility generation--MECO and HELCO power purchase agreements"), until Maalaea unit 17 begins commercial operations.

HELCO's IRP. The PUC issued its final D&O in HELCO's IRP proceeding in May 1996. HELCO's 20-year IRP includes four energy efficiency DSM programs similar to those developed for HECO. The supply-side resources proposed in HELCO's five-year plan include installing 58 MW of generation at a West Hawaii site (see "HELCO power situation" below), undertaking transmission and distribution efficiency improvement projects and conducting alternate energy generation resource studies. HELCO's 20-year plan includes adding another diesel-fired dual-train combined-cycle unit at a West Hawaii site. HELCO received interim approval for its four DSM programs in October 1995 and final approval in September 1996. HELCO began implementing its DSM programs in December 1995. HELCO filed an application with the PUC for a C&I pilot load management program in October 1996. HELCO's first IRP annual evaluation was filed with the PUC in June 1997. HELCO's next IRP filing is scheduled for September 1998.

HELCO POWER SITUATION

For a description of regulatory and judicial proceedings that have delayed HELCO's efforts to install additional generation in order to ease potential power supply constraints on the island of Hawaii, see the "HELCO power situation" section in Note 12 to HECO's Consolidated Financial Statements.

Background. In 1991, HELCO identified the need, beginning in 1994, for additional generation to provide for forecast load growth while maintaining a satisfactory generation reserve margin, to address uncertainties about future deliveries of power from existing firm power producers and to permit the retirement of older generating units. Accordingly, HELCO proceeded with plans to install at its Keahole power plant site two 20-megawatt (MW) combustion turbines (CT-4 and CT-5), followed by an 18-MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56-MW (net) combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994.

Installation of HELCO's phased combined-cycle unit at the Keahole power plant site has been revised due to delays in (a) obtaining approval from the Hawaii Board of Land and Natural Resources (BLNR) of a Conservation District Use Permit
(CDUP) amendment and (b) obtaining from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) a PSD permit for the Keahole power plant site. Subject to satisfactory resolution of the CDUP amendment and PSD permit matters, HELCO's current plan continues to be to have CT-4 and CT-5 be the next generating units added to its system. ST-7 is currently planned to be deferred to approximately 2006 unless the Encogen facility (described below) is not placed in service as planned.

CDUP amendment. On July 10, 1997, the Third Circuit Court of the State of Hawaii issued its Amended Findings of Fact, Conclusions of Law, Decision and Order on HELCO's appeal of an order of the BLNR, along with other civil cases relating to HELCO's application for a CDUP amendment. This decision allows HELCO to use its Keahole property as requested in its application. An amended order to the same effect was issued on August 18, 1997. Two final judgments have been entered, disposing of all but one of the consolidated cases. HELCO has submitted a form of final judgment to dispose of the last case pending pursuant to the court's directions. Opposing parties have appealed each of the final judgments and have also filed motions to stay the effectiveness of the judgments pending resolution of the appeals. A hearing on these motions was held on March 9, 1998, at which time the judge took the matter under advisement. Management believes that HELCO will ultimately prevail with regard to any appeals which may be taken and that the amended decision of the Third Circuit Court will be upheld.

Declaratory judgment actions. In February 1997, the Keahole Defense Coalition and three individuals filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits.

In March 1998, an individual filed a complaint for declaratory judgment against HELCO, BLNR and Department of Land and Natural Resources (DLNR). The complaint basically alleges a violation of her constitutional due process rights because the issue of which, if any, land use conditions apply to HELCO's use of the Keahole site was determined administratively by DLNR (through a letter issued in January 1998) rather than being decided by BLNR in a contested case. Also filed with the complaint was a motion to stay enforcement of the DLNR letter.

HELCO intends to vigorously defend against the claims raised and management believes the allegations are without merit.

IPP complaints. Two independent power producers (IPPs), Kawaihae Cogeneration Partners (KCP) and Enserch Development Corporation (Enserch), filed separate complaints against HELCO with the PUC in 1993 and 1994, respectively, alleging that they are entitled to power purchase contracts to provide HELCO with additional capacity, which they claimed would be a substitute for HELCO's planned 56-MW combined-cycle unit at Keahole. Under HELCO's current estimate of generating capacity requirements, there is a near term need for capacity in addition to the capacity which might be provided by either of the proposed IPP units.

In September 1995, the PUC allowed HELCO to continue to pursue construction of and commit expenditures for the second combustion turbine (CT-5) and the steam recovery generator (ST-7) for its planned combined-cycle unit, stating in its order that "no part of the project may be included in HELCO's rate base unless and until the project is in fact installed, and is used and useful for utility purposes." The PUC also ordered HELCO to continue negotiating with the IPPs and directed that the facility to be built (i.e., either HELCO's or one of the IPP's) should be the one that can be most expeditiously put into service at "allowable cost."

In April 1997, Hilo Coast Processing Company (HCPC) filed a complaint against HELCO with the PUC, requesting an immediate hearing on HCPC's offer for a new 20-year power purchase contract for its existing facility, which is proposed to be expanded from 22 MW to 32 MW. HCPC's existing power purchase agreement is scheduled to terminate at the end of 1999.

     Enserch complaint. In January 1998, HELCO filed with the PUC an application
     -----------------
     for approval of a power purchase agreement for a 60-MW facility and an interconnection agreement with Encogen dated October 22, 1997. The agreements were entered into following a settlement agreement between Enserch and HELCO and are subject to PUC approval. The parties to the proceeding include HELCO, Encogen and the Consumer Advocate. Motions to intervene filed by KCP, HCPC and one other IPP were denied by the PUC.

     KCP complaint. In January 1996, the PUC ordered HELCO to continue in good
     -------------
     faith to negotiate a power purchase agreement with KCP. In May 1997, KCP filed a motion for unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith. In June 1997, KCP filed a motion asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost" which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions. An evidentiary hearing was held and briefs were filed by both parties. Action by the PUC is pending.

     HCPC complaint. The PUC converted the HCPC complaint into a purchased power
     --------------
     contract negotiation proceeding. An evidentiary hearing is scheduled for April 1998.

Management cannot determine at this time whether the negotiations with KCP and HCPC and related PUC proceedings will result in the execution and/or PUC approval of a power purchase agreement or impact management's plans with regard to installation of HELCO's combined-cycle unit at the Keahole power plant site.

NONUTILITY GENERATION

The Company has supported state and federal energy policies which encourage the development of alternate energy sources that reduce dependence on fuel oil. Alternate energy sources range from wind, geothermal and hydroelectric power, to energy produced by the burning of bagasse (sugarcane waste). Other nonoil projects include a generating unit burning municipal waste and a fluidized bed unit burning coal.

HECO power purchase agreements. HECO currently has three major power purchase agreements. In March 1988, HECO entered into a power purchase agreement with AES Barbers Point, Inc. (AES-BP, now known as AES Hawaii, Inc.), a Hawaii-based cogeneration subsidiary of The AES Corporation (formerly known as Applied Energy Services, Inc.) of Arlington, Virginia. The agreement with AES-BP, as amended in August 1989, provides that, for a period of 30 years, HECO will purchase 180 MW of firm capacity. The AES-BP 180-MW coal-fired cogeneration plant, which became operational in September 1992, utilizes a "clean coal" technology. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under the Public Utility Regulatory Policies Act of 1978 (PURPA).

In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership whose sole general partner is an indirect, wholly owned subsidiary of ASEA Brown Boveri, Inc. (ABB), which has guaranteed certain of Kalaeloa's obligations and, through affiliates, has contracted to design, build, operate and maintain the facility. The agreement with Kalaeloa, as amended, provides that HECO will purchase 180 MW of firm capacity for a period of 25 years beginning May 23, 1991. The Kalaeloa facility, which was completed in the second quarter of 1991, is a combined-cycle operation, consisting of two oil-fired combustion turbines burning LSFO and a steam turbine which utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under PURPA. As of February 28, 1997, the ownership of Kalaeloa was restructured such that 1% is now owned by the ABB subsidiary as the general partner and 99% is owned by Kalaeloa Investment Partners (KIP) as the limited partner. KIP is a limited partnership comprised of CEA Hawaiian Management, Inc. and CEA Investment, Inc. (nonregulated affiliates of Public Service Enterprise Group Incorporated) and Harbert Power Corporation. A second phase of the February 28, 1997 transaction, which is still pending, would transfer the general partner interest from the ABB subsidiary to an entity affiliated with the owners of KIP. A modification of the existing ABB Guarantee of Kalaeloa obligations may be part of the second phase. HECO must consent to any changes in the ABB Guarantee.

HECO also entered into a power purchase contract in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu, which has built a 64-MW refuse-fired plant (H-Power). The H-Power facility began to provide firm energy in 1990 and currently supplies HECO with 46 MW of firm capacity. The firm capacity amendment provides that HECO will purchase firm capacity until mid-2015.

The PUC has approved and allowed rate recovery for the costs related to HECO's three major power purchase agreements which provide a total of 406 MW of firm capacity, representing 24% of HECO's total generating and firm purchased capability on the island of Oahu as of December 31, 1997.

MECO and HELCO power purchase agreements. As of December 31, 1997, MECO and HELCO had power purchase agreements for 16 MW and 52 MW of firm capacity, respectively, representing 7% and 25% of their respective total generating and firm purchased capabilities.

MECO has a power purchase agreement with HC&S for 16 MW of firm capacity through December 31, 1999. In December 1997, MECO entered into a letter agreement with HC&S which extends the power purchase agreement through December 31, 2000, and year-to-year thereafter, subject to termination on or after January 1, 2001, on not less than two years prior written notice by either party. On March 2, 1998, an HC&S unit failed and HC&S lost 10 MW of generating capacity. It may be several months before HC&S is able to replace the unit, during which time HC&S may not be able to supply MECO with the full contracted capacity.

HELCO has a power purchase agreement with Puna Geothermal Venture (PGV) for 30 MW of firm capacity. On February 12, 1996, HELCO and PGV executed an amendment to the power purchase agreement for 5 MW of firm capacity in addition to the 25 MW then being supplied. In August 1996, the PUC approved the amendment and, in September 1996, PGV began supplying 5 MW of additional firm power.

In December 1994, at a time when the Hilo Coast Processing Company (HCPC) contract was for delivery of 18 MW, HCPC filed a Chapter 11 bankruptcy petition. In July 1995, the bankruptcy court approved an amended and restated power purchase agreement with HCPC for 22 MW of firm capacity and the dismissal of HCPC from bankruptcy. Also, see the "HELCO power situation" section above and in
Note 12 to HECO's Consolidated Financial Statements.

In October 1997, HELCO entered into an agreement with Encogen, a limited partnership whose general partners are wholly-owned special-purpose subsidiaries of Enserch and Jones Capital Corporation (JCC). Enserch Corporation and J.A. Jones, Inc., the parent companies of Enserch and JCC, respectively, have guaranteed certain of Encogen's obligations, and an affiliate of Enserch will be contracted to operate and maintain the facility. The agreement provides that HELCO will purchase 60 MW of firm capacity for a period of 30 years. The facility will consist of two oil-fired combustion turbines and a steam turbine which utilizes waste heat from the combustion turbines. The facility will be designed to sell sufficient steam to be a "Qualifying Facility" under PURPA. The agreement was submitted to the PUC for approval in January 1998. See "HELCO Power Situation" above.

FUEL OIL USAGE AND SUPPLY

All rate schedules of the Company's electric utility subsidiaries contain energy cost adjustment clauses whereby the charges for electric energy (and consequently the revenues of the electric utility subsidiaries generally) automatically vary with changes in the weighted average price paid for fuel oil and certain components of purchased energy costs, and the relative amounts of company-generated power and purchased power. Accordingly, under these clauses, changes in fuel oil and certain purchased energy costs are passed on to customers. In the December 30, 1997 D&Os approving HECO and its subsidiaries' fuel supply contracts, the PUC noted that, in light of the length of the fuel supply contracts and the relative stability of fuel prices, the need for the continued use of energy cost adjustment clauses will be the subject of investigation in a generic docket or in a future rate case. In their rate increase applications based on 1999 test years, MECO and HELCO stated that they believe that their energy cost adjustment clauses continue to be necessary. See discussion below under "Rates" and the "Energy cost adjustment clauses" section in HECO's MD&A.

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

In December 1997, HECO executed new contracts for the purchase of LSFO and use of certain fuel distribution facilities with Chevron Products Company (Chevron) and BHP Petroleum Americas Refining Inc. (BHP). These fuel supply and facilities operations contracts have a term of seven years commencing January 1, 1998. The PUC approved the contracts and issued a final decision and order in December 1997 that permits the inclusion of costs incurred under these contracts in HECO's energy cost adjustment clause. HECO pays market-related prices for fuel supplies purchased under these agreements.

HECO, MECO, HELCO and affiliates, HTB and YB, executed new joint fuel supply contracts with Chevron and BHP for the purchase of diesel and MSFO supplies and for the use of certain petroleum distribution facilities for a period of seven years commencing January 1, 1998. The PUC subsequently approved these contracts and issued a final decision and order in December 1997 that permitted the electric utilities to include fuel costs incurred under these contracts in their respective energy cost adjustment clauses. The electric utilities and HTB and YB pay market-related prices for diesel and MSFO supplied under these agreements.

The diesel supplies acquired by the Lanai Division of MECO are purchased under a contract with a local Chevron-brand wholesaler, Lanai Oil Co., Inc., executed on February 13, 1997. The PUC issued a final D&O approving the contract in June 1997. The original term of the contract, which provides for the delivery of fuel to MECO's Lanai power plants, expired December 31, 1997. The contract continues under a provision for extension on an "evergreen" basis cancelable by either party on 180 days advance notice.

See the fuel oil commitments information set forth in the "Fuel contracts and other purchase commitments" section in Note 12 to HECO's Consolidated Financial Statements.

The following table sets forth the average cost of fuel oil used to generate electricity in the years 1997, 1996 and 1995:

                           HECO                      MECO                      HELCO                 Consolidated
               --------------------------------------------------------------------------------------------------------
                   $/Barrel      c/MBtu      $/Barrel      c/MBtu      $/Barrel      c/MBtu      $/Barrel      c/MBtu
-----------------------------------------------------------------------------------------------------------------------

1997...........        23.88        380.9        30.13        503.9        25.76        418.1        25.19        405.9
1996...........        22.57        361.2        29.33        490.6        25.47        413.8        24.08        388.8
1995...........        19.19        306.1        24.78        414.4        21.94        355.1        20.47        329.7

The average per-unit cost of fuel oil consumed to generate electricity for HECO, MECO and HELCO reflects a different volume mix of fuel types and grades. In 1997, 99.8% of HECO's generation fuel consumption consisted of LSFO. The balance of HECO's fuel consumption was diesel. Diesel made up approximately 73% of MECO's and 32% of HELCO's fuel consumption. The remainder of the fuel consumption of MECO and HELCO consisted of MSFO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per barrel basis. The average prices of LSFO, MSFO and diesel in 1997 were approximately the same as the respective average price levels prevailing in 1996 and 1996 average prices were higher than the respective average prices in 1995.

In December 1997, HELCO and MECO exercised an option to extend for two years their existing contracts with Hawaiian Interisland Towing, Inc. for the shipment of MSFO and diesel supplies from their fuel supplier's facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively. The PUC approved these contracts and issued a final order in June 1994 that permitted HELCO and MECO to include the fuel transportation and related costs incurred under the original contracts in their respective energy cost adjustment clauses. Freight rates charged under the contracts are related to published indices for industrial commodities prices and labor costs. These contracts each include options for one additional two-year extension.

In 1998, the Company estimates that 76% of the net energy generated and purchased by HECO and its subsidiaries will be generated from the burning of oil. Increases in fuel oil prices are passed on to customers through the electric utility subsidiaries' energy cost adjustment clauses. Failure by the Company's oil suppliers to provide fuel pursuant to the supply contracts and/or substantial increases in fuel prices could adversely affect consolidated HECO's and the Company's financial condition, results of operations and/or liquidity. HECO, however, maintains an inventory of fuel oil in excess of one month's supply, which may be used in the event fuel suppliers are not able to provide fuel pursuant to the contracts for this period of time.

RATES

HECO, MECO and HELCO are subject to the regulatory jurisdiction of the PUC with respect to rates, issuance of securities, accounting and certain other matters. See "Regulation and other matters--Electric utility regulation."

All rate schedules of HECO and its subsidiaries contain energy cost adjustment clauses as described previously. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. Rate increases, other than pursuant to such automatic adjustment clauses, require the prior approval of the PUC after public and contested case hearings. PURPA requires the PUC to periodically review the energy cost adjustment clauses of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change.

See the "Regulation of electric utility rates," "Recent rate requests" and "Energy cost adjustment clauses" sections in HECO's MD&A.

RECENT RATE REQUEST

In March 1998, HELCO filed a request with the PUC to increase rates 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% return on average common equity, primarily to recover the cost of two power generation projects--an agreement to buy power from Encogen's 60-megawatt plant in Hamakua and the cost of adding generating units at HELCO's Keahole power plant. Under HELCO's request, the portion of the rate increase related to Encogen's generators would not go into effect until the facilities are completed and providing electric service to customers.

PUC SHOW CAUSE ORDER

See the "PUC show cause order for HECO" section in Note 12 to HECO's Consolidated Financial Statements. HECO filed a motion to close the proceeding in March 1998, based on the fact that the actual returns for 1997--a 10.26% ROACE and a 8.75% ROR--were below the returns the PUC found to be fair and reasonable in the last rate proceeding. The Consumer Advocate has filed with the PUC a statement that it does not oppose HECO's request to close the proceedings. Management cannot predict what future PUC action, if any, may be taken in this proceeding.

COMPETITION

Legislation has been introduced in Congress that would restructure the electric utility industry with a view toward increasing competition by, for example, requiring retail wheeling and allowing customers to choose their generation supplier. In addition, the PUC has instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See the "Competition" section in HECO's MD&A. In March 1998, the parties agreed to adopt a collaborative process and schedule whereby they will submit initial position papers and final position papers to the collaborative group in June 1998 and September 1998, respectively, and a collaborative report to the PUC by December 1998. A resolution has been introduced in the Hawaii Legislature, which, if adopted in its current form, would request that the Hawaii Department of Business, Economic Development, and Tourism examine the impediments to electric competition in the State of Hawaii and provide specific recommendations to the Legislature by December 31, 1998, for legislation to expedite the PUC proceedings on competition in the electric utility industry in Hawaii. Management cannot predict what changes, if any, may result from these efforts or any impact they may have on the Company's or HECO's consolidated financial condition, results of operations or liquidity.

SAVINGS BANK--AMERICAN SAVINGS BANK, F.S.B.
---------------------------------------------

GENERAL

ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 1997, ASB was the third largest financial institution in the State of Hawaii with total assets of $5.5 billion and deposits of $3.9 billion.

HEI agreed with the Office of Thrift Supervision's (OTS) predecessor regulatory agency that ASB's regulatory capital would be maintained at a level of at least 6% of ASB's total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI's obligation to contribute additional capital was limited to a maximum aggregate amount of approximately $65.1 million. At December 31, 1997, HEI's maximum obligation to contribute additional capital has been reduced to approximately $28.3 million because of additional capital contributions of $36.8 million by HEI to ASB since the acquisition, exclusive of capital contributions made in connection with ASB's acquisition of most of the Hawaii operations of BoA. ASB is subject to OTS regulations on dividends and other distributions applicable to financial institutions regulated by the OTS.

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

On September 30, 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996, which authorized a one-time deposit-insurance premium assessment by the Federal Deposit Insurance Corporation (FDIC) of 65.7 cents per $100 of deposits insured by the Savings Association Insurance Fund (SAIF) and held as of March 31, 1995. ASB's assessment was $8.3 million after tax and was accrued in September 1996. The assessment resulted in a reduction of ASB's deposit-insurance premiums from 23 cents to 6.48 cents per $100 of deposits, effective January 1, 1997. With the reduction in deposit-insurance premiums, ASB's annual after-tax savings was approximately $2 million for 1997.

For additional information about ASB, including ASB's acquisition of most of the Hawaii operations of BoA in December 1997, see the "Savings Bank" sections under HEI's MD&A and Note 4 to HEI's Consolidated Financial Statements.

The following table sets forth selected data for ASB for the years indicated:

                                                                        Years ended December 31,
                                                           -----------------------------------------------
                                                                  1997               1996            1995
----------------------------------------------------------------------------------------------------------
Common equity to assets ratio
 Average common equity divided by average total assets.....           6.09%           6.21%         6.23%
Return on assets
 Net income divided by average total assets (1)............           0.67 (2)        0.43 (3)      0.71
Return on common equity
 Net income divided by average common equity (1)...........           11.0 (2)         6.8 (3)      11.5

(1) Net income includes amortization of goodwill and core deposit intangibles. Average balances for each year have been calculated using the average month-end balances during the year, with the average balances for 1997 reflecting the effect of the acquisition of most of BoA's Hawaii operations on December 6, 1997.

(2) Excluding the BoA - Hawaii one-time acquisition expenses, the return on assets and return on common equity ratios would have been 0.70% and 12.1%, respectively.

(3) Excluding the FDIC special assessment of $8.3 million after taxes, the return on assets and return on common equity ratios would have been 0.70% and 10.6%, respectively.

CONSOLIDATED AVERAGE BALANCE SHEET

The following table sets forth average balances of ASB's major balance sheet categories for the years indicated. Average balances for each year have been calculated using the average month-end or daily average balances during the year, with the average balances for 1997 reflecting the effect of the acquisition of most of BoA's Hawaii operations on December 6, 1997.

                                                                    Years ended December 31,
                                                     ---------------------------------------------------
(in thousands)                                               1997             1996             1995
--------------------------------------------------------------------------------------------------------

ASSETS
Investment securities................................       $  114,981       $   83,163       $   80,633
Mortgage-backed securities...........................        1,449,570        1,402,165        1,251,192
Loans receivable, net................................        2,143,106        1,868,489        1,751,729
Other................................................          213,124          167,894          173,895
                                                            --------------------------------------------
                                                            $3,920,781       $3,521,711       $3,257,449
                                                            ============================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Deposit liabilities..................................       $2,324,426       $2,210,058       $2,149,229
Other borrowings.....................................        1,261,511        1,023,223          835,310
Other................................................           90,300           69,677           69,903
Stockholder's equity.................................          244,544          218,753          203,007
                                                            --------------------------------------------
                                                            $3,920,781       $3,521,711       $3,257,449
                                                            ============================================

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

As of December 31, 1997, the gap in the near term (0-6 months) was a negative 7.3% of total assets as compared to a cumulative one-year negative gap position of 2.1% of total assets. The difference between the near-term and one-year negative gap positions is primarily due to reduced amounts of repricing of interest-bearing liabilities such as in short-term certificates of deposits and other borrowings to support investment activities. The following table shows ASB's interest rate sensitivity at December 31, 1997:

                                                         Cumulative amounts at December 31, 1997
                                                               subject to repricing within
                                       -----------------------------------------------------------------------
                                           6 months      6 months         1-5          Over 5
(dollars in millions)                       or less      to 1 year       years         years       Total (1)
--------------------------------------------------------------------------------------------------------------
Interest-earning assets
-----------------------
Real estate loans and mortgage-
 backed securities
 Balloon and adjustable rate.........          $  869        $  828         $  243        $    3        $1,943
 Fixed rate 1-4 unit residential.....             180           153            880         1,090         2,303
 Other...............................              54            35             95            49           233
Consumer and other loans.............             230            11             55            54           350
Commercial loans.....................              44             4             16             8            72
Other interest-earning assets........             122            42             --            --           164
                                          ---------------------------------------------------------------------
Total interest-earning assets........           1,499         1,073          1,289         1,204         5,065
                                          ---------------------------------------------------------------------
Interest-bearing liabilities
----------------------------
Certificate accounts.................           1,087           393             238           66         1,784
Money market accounts................              56            47             213           32           348
Negotiable Order of Withdrawal accounts            66            59             334          169           628
Passbook accounts....................             175            67             440          475         1,157
FHLB advances........................             246           105             197          188           736
Other borrowings.....................             274           113              --           --           387
                                          ----------------------------------------------------------------------------
Total interest-bearing liabilities...           1,904           784           1,422          930         5,040
                                          ----------------------------------------------------------------------------

 Interest rate sensitivity gap (2)...         $  (405)      $   289         $  (133)       $ 274        $   25
                                          ============================================================================

Cumulative interest rate
  sensitivity gap....................         $  (405)      $  (116)        $  (249)       $  25
                                          ============================================================


Cumulative interest rate sensitivity
  gap over total assets..............           (7.30)%       (2.09)%         (4.49)%       0.45%
---------------------------------------------------------------------------------------------------------------------

(1) The table does not include $483 million of noninterest-earning assets and $112 million of noninterest-bearing liabilities.

(2) The difference between the total interest-earning assets and the total interest-bearing liabilities.

INTEREST INCOME AND INTEREST EXPENSE

The following table sets forth average balances, interest and dividend income, interest expense and weighted average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the years indicated. Average balances for each year have been calculated using the average month-end or daily average balances during the year, with the average balances for 1997 reflecting the effect of the acquisition of most of BoA's Hawaii operations on December 6, 1997.

                                                                Years ended December 31,
                                              -----------------------------------------------------------
(dollars in thousands)                               1997                 1996                 1995
---------------------------------------------------------------------------------------------------------

Loans
 Average balances..........................          $2,143,106           $1,868,489           $1,751,729
 Interest income...........................          $  174,489           $  155,865           $  146,046
 Weighted average yield....................                8.14%                8.34%                8.34%

Mortgage-backed securities
 Average balances..........................          $1,449,570           $1,402,165           $1,251,192
 Interest income...........................          $   95,990           $   94,561           $   85,727
 Weighted average yield....................                6.62%                6.74%                6.85%

Investments (1)
 Average balances..........................          $  114,981           $   83,163           $   80,633
 Interest and dividend income..............          $    7,139           $    5,288           $    4,921
 Weighted average yield....................                6.21%                6.36%                6.10%

Total interest-earning assets
 Average balances..........................          $3,707,657           $3,353,817           $3,083,554
 Interest and dividend income..............          $  277,618           $  255,714           $  236,694
 Weighted average yield....................                7.49%                7.62%                7.68%

Deposits
 Average balances..........................          $2,324,426           $2,210,058           $2,149,229
 Interest expense..........................          $   89,099           $   91,164           $   89,296
 Weighted average rate.....................                3.83%                4.12%                4.15%

Borrowings
 Average balances..........................          $1,261,511           $1,023,223           $  835,310
 Interest expense..........................          $   75,563           $   62,500           $   53,409
 Weighted average rate.....................                5.99%                6.11%                6.39%

Total interest-bearing liabilities
 Average balances..........................          $3,585,937           $3,233,281           $2,984,539
 Interest expense..........................          $  164,662           $  153,664           $  142,705
 Weighted average rate.....................                4.59%                4.75%                4.78%

Net balance, net interest income
 and interest rate spread
  Net balance..............................          $  121,720           $  120,536           $   99,015
  Net interest income......................          $  112,956           $  102,050           $   93,989
  Interest rate spread.....................                2.90%                2.87%                2.90%

(1)  Investments include stock in the Federal Home Loan Bank of Seattle.

The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted average interest rate multiplied by prior year average portfolio balance) and (2) changes in volume (change in average portfolio balance multiplied by prior period rate). Any remaining change is allocated to the above two categories on a pro rata basis.

                                                                       Increase (decrease) due to
                                                           ----------------------------------------------
(in thousands)                                                    Rate           Volume          Total
---------------------------------------------------------------------------------------------------------
Year ended December 31, 1997 vs. 1996
-----------------------------------------------------------
Income from interest-earning assets
 Loan portfolio............................................        $(3,813)        $22,437        $18,624
 Mortgage-backed securities................................         (1,712)          3,141          1,429
 Investments...............................................           (128)          1,979          1,851
                                                                   --------------------------------------
                                                                    (5,653)         27,557         21,904
                                                                   --------------------------------------
Expense from interest-bearing liabilities
 Deposits..................................................         (6,622)          4,557         (2,065)
 FHLB advances and other borrowings........................         (1,249)         14,312         13,063
                                                                   --------------------------------------
                                                                    (7,871)         18,869         10,998
                                                                   --------------------------------------
Net interest income........................................        $ 2,218         $ 8,688        $10,906
                                                                   ======================================

Year ended December 31, 1996 vs. 1995
-----------------------------------------------------------
Income from interest-earning assets
 Loan portfolio............................................      $    --           $ 9,819        $ 9,819
 Mortgage-backed securities................................       (1,391)           10,225          8,834
 Investments...............................................          212               155            367
                                                                 ----------------------------------------
                                                                  (1,179)           20,199         19,020
                                                                 ----------------------------------------
Expense from interest-bearing liabilities
 Deposits..................................................         (647)            2,515          1,868
 FHLB advances and other borrowings........................       (2,434)           11,525          9,091
                                                                 ----------------------------------------
                                                                  (3,081)           14,040         10,959
                                                                 ----------------------------------------
Net interest income........................................      $ 1,902           $ 6,159        $ 8,061
                                                                 ========================================

OTHER INCOME

In addition to net interest income, ASB has various sources of other income, including fee income from servicing loans, fees on deposit accounts, rental income from premises and other income. Other income totaled approximately
$16.5 million in 1997, $15.7 million in 1996 and $17.9 million in 1995. The decrease in other income during 1996 was primarily due to a $3.9 million one-time gain on sale of trading account securities in 1995. Excluding the one-time gain on sale of approximately $49.5 million of trading account securities in 1995, other income for 1996 increased $1.7 million over 1995 due to increases in fee income from servicing loans.

LENDING ACTIVITIES

General. ASB's net loan and mortgage-backed securities portfolio increased to approximately $4.9 billion at December 31, 1997 primarily due to the purchase of $0.9 billion of Hawaii-based BoA loans and the purchase, primarily in anticipation of the BoA acquisition, of $0.8 billion in mortgage-backed securities. Loans and mortgage-backed securities represent 88.3% of total assets at December 31, 1997, compared to $3.3 billion, or 93.1%, and $3.1 billion, or 91.8%, at December 31, 1996 and 1995, respectively. ASB's loan portfolio consists primarily of conventional residential mortgage loans which are not insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

The following tables set forth the composition of ASB's loan and mortgage-backed securities portfolio:

                                                                          December 31,
                               -------------------------------------------------------------------------------------------
                                               1997                         1996                           1995
                               -------------------------------------------------------------------------------------------
(dollars in thousands)                 Balance     % of total       Balance       % of total       Balance      % of total
--------------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional...................      $2,631,298       53.69%      $1,800,365         53.87%      $1,495,955         47.75%
Construction and development...          32,569        0.67           29,964          0.89           29,650          0.95
                                 ----------------------------------------------------------------------------------------
                                      2,663,867       54.36        1,830,329         54.76        1,525,605         48.70
Less
 Deferred fees and discounts....        (16,055)      (0.33)         (17,759)        (0.53)         (15,244)        (0.49)
 Undisbursed loan funds.........        (13,724)      (0.28)         (14,532)        (0.43)         (10,422)        (0.33)
 Allowance for losses...........        (20,450)      (0.42)         (15,792)        (0.47)         (10,837)        (0.34)
                                 ----------------------------------------------------------------------------------------
Total real estate loans, net...       2,613,638       53.33        1,782,246         53.33        1,489,102         47.54
                                 ----------------------------------------------------------------------------------------
Other loans
Loans on deposits..............          17,473        0.36           15,441          0.46           15,688          0.50
Consumer and other loans.......         342,146        6.98          192,315          5.75          170,743          5.45
Commercial loans...............          88,315        1.80           18,548          0.56           20,560          0.66
                                 ----------------------------------------------------------------------------------------
                                        447,934        9.14          226,304          6.77          206,991          6.61
Less
 Deferred fees and discounts....            (14)      (0.00)             (23)        (0.00)             (38)        (0.00)
 Undisbursed loan funds.........        (16,211)      (0.33)          (3,086)        (0.09)          (6,175)        (0.20)
 Allowance for losses...........         (9,500)      (0.19)          (3,413)        (0.10)          (2,079)        (0.07)
                                 ----------------------------------------------------------------------------------------
Total other loans, net.........         422,209        8.62          219,782          6.58          198,699          6.34
                                 ----------------------------------------------------------------------------------------

Mortgage-backed securities,
 net of discounts..............       1,865,027       38.05        1,340,073         40.09        1,444,832         46.12
                                 ----------------------------------------------------------------------------------------
 Total loans and
  mortgage-backed securities,
  net..........................      $4,900,874      100.00%      $3,342,101        100.00%      $3,132,633        100.00%
                                 =========================================================================================

(1)  Includes renegotiated loans.

                                                                                        December 31,
                                                        --------------------------------------------------------------
                                                                   1994                                       1993
                                                        --------------------------------------------------------------
(dollars in thousands)                                  Balance       % of total             Balance        % of total
----------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional.....................................       $1,657,935         57.34%            $1,587,615          67.12%
Construction and development.....................           36,184          1.25                 26,526           1.12
                                                        --------------------------------------------------------------
                                                         1,694,119         58.59              1,614,141          68.24
Less
 Deferred fees and discounts.....................          (21,159)        (0.73)               (26,728)         (1.13)
 Undisbursed loan funds..........................          (16,056)        (0.56)               (13,142)         (0.55)
 Allowance for losses............................           (7,259)        (0.25)                (3,962)         (0.17)
                                                        --------------------------------------------------------------
Total real estate loans, net.....................        1,649,645         57.05              1,570,309          66.39
                                                        --------------------------------------------------------------

Other loans
Loans on deposits................................           15,378          0.53                 15,015           0.63
Consumer and other loans.........................          144,505          5.00                129,961           5.49
Commercial loans.................................           18,369          0.64                 24,494           1.04
                                                        --------------------------------------------------------------
                                                           178,252          6.17                169,470           7.16
Less
 Deferred fees and discounts.....................              (52)        (0.00)                  (156)         (0.01)
 Undisbursed loan funds..........................           (2,256)        (0.08)                (3,173)         (0.13)
 Allowance for losses............................           (1,534)        (0.05)                (1,352)         (0.06)
                                                        --------------------------------------------------------------
Total other loans, net...........................          174,410          6.04                164,789           6.96
                                                        --------------------------------------------------------------

Mortgage-backed securities, net of discounts.....        1,067,287         36.91                630,156          26.65
                                                        --------------------------------------------------------------
 Total loans and mortgage-backed
    securities, net..............................       $2,891,342        100.00%            $2,365,254         100.00%
                                                        ==============================================================

(1)  Includes renegotiated loans.

Origination, purchase and sale of loans. Generally, loans originated and purchased by ASB are secured by real estate located in Hawaii. As of December 31, 1997, approximately $84.3 million of loans purchased from other lenders were secured by properties located in the continental United States. For additional information, including information concerning the geographic distribution of ASB's mortgage-backed securities portfolio and the geographic concentration of credit risk, see Note 19 to HEI's Consolidated Financial Statements.

The amount of loans originated during 1997, 1996, 1995, 1994 and 1993 were $327 million, $498 million, $382 million, $523 million and $564 million, respectively. The decreases in loans originated in 1997 from 1996, in 1995 from 1994 and in 1994 from 1993 were due in part to the slow Hawaii real estate market. The increase in loans originated in 1996 from 1995 was due primarily to higher refinancings of residential mortgage loans from other financial institutions.

Residential mortgage lending. During 1997 and 1996 the demand for adjustable rate mortgage (ARM) loans over fixed rate loans decreased compared with 1995. ARM loans carry adjustable interest rates which are typically set according to a short-term index. Payment amounts may be adjusted periodically based on changes in interest rates. ARM loans represented approximately 7.7% of the total originations of first mortgage loans in 1997, compared to 12.6% and 27.7% in 1996 and 1995, respectively. ASB intends to continue to emphasize the origination and purchase of ARM loans to further improve its asset/liability structure.

ASB is permitted to lend up to 100% of the appraised value of the real property securing a loan. Its general policy is to require private mortgage insurance when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For nonowner-occupied residential properties, the loan-to-value ratio may not exceed 90% of the lower of the appraised value or purchase price at origination.

Construction and development lending. ASB provides both fixed and adjustable rate loans for the construction of one-to-four residential unit and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, all construction and development loans are priced higher than loans secured by completed structures. ASB's underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 1997, 1996 and 1995, construction and development loans represented 1.0%, 1.5% and 1.2%, respectively, of ASB's gross loan portfolio. See "Loan portfolio risk elements."

Multi-family residential and commercial real estate lending. Permanent loans secured by multi-family properties (generally apartment buildings), as well as commercial and industrial properties (including office buildings, shopping centers and warehouses), are originated by ASB for its own portfolio as well as for participation with other lenders. In 1997, 1996 and 1995, loans on these types of properties accounted for approximately 2.7%, 3.2% and 5.9%, respectively, of ASB's total mortgage loan originations. The objective of commercial real estate lending is to diversify ASB's loan portfolio to include sound, income-producing properties.

Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB also offers VISA cards, automobile loans, general purpose consumer loans, second mortgage loans, home equity lines of credit, checking account overdraft protection and unsecured lines of credit. In 1997, 1996 and 1995, loans of these types accounted for approximately 9.0%, 8.0% and 11.5%, respectively, of ASB's total loan originations.

Corporate banking/commercial lending. ASB is authorized to make both secured and unsecured corporate banking loans to business entities. This lending activity is designed to diversify ASB's asset structure, shorten maturities, provide rate sensitivity to the loan portfolio and attract business checking deposits. ASB acquired $56.9 million of corporate banking loans from BoA. As of December 31, 1997, 1996 and 1995, corporate banking loans represented 2.8%, 0.8% and 0.9%, respectively, of ASB's total net loan portfolio.

Loan origination fee and servicing income. In addition to interest earned on loans, ASB receives income from servicing of loans, for late payments and from other related services. Servicing fees are received on loans originated and subsequently sold by ASB through a securitization process and also on loans for which ASB acts as collection agent on behalf of third-party purchasers. ASB acquired the servicing rights for approximately $305 million of residential loans from BoA.

ASB generally charges the borrower at loan settlement a loan origination fee ranging from 2% to 3% of the amount borrowed. See the "Loan origination and commitment fees" section in Note 1 to HEI's Consolidated Financial Statements.

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified in a real estate owned account until it is sold. ASB's real estate acquired in settlement of loans represented 0.07% of total assets at December 31, 1997 and 1996 and 0.08% of total assets at December 31, 1995.

In addition to delinquent loans, other significant lending risk elements include: (1) accruing loans which are over 90 days past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and
(3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (renegotiated loans). ASB has no loans which are over 90 days past due on which interest is being accrued for the years presented in the table below. The level of nonaccrual and renegotiated loans represented 2.4%, 2.5%, 1.7%, 1.4% and 0.5%, of ASB's total net loans outstanding at December 31, 1997, 1996, 1995, 1994 and 1993, respectively. The following table sets forth certain information with respect to nonaccrual and renegotiated loans as of the dates indicated:

                                                                      December 31,
                                          -----------------------------------------------------------------
(in thousands)                                  1997         1996         1995         1994         1993
-----------------------------------------------------------------------------------------------------------
Nonaccrual loans-
Real estate
 1-4 unit residential.....................      $36,643      $23,585      $11,533      $ 8,773       $5,006
 Income property..........................       29,955       19,832       13,820       14,224          220
                                          -----------------------------------------------------------------
Total real estate.........................       66,598       43,417       25,353       22,997        5,226
Commercial................................          776          937           11           25           38
Consumer..................................        4,435        2,701        1,702          793          460
                                          -----------------------------------------------------------------
Total nonaccrual loans....................      $71,809      $47,055      $27,066      $23,815       $5,724
                                          =================================================================

Renegotiated loans not included above-
Real estate
 1-4 unit residential.....................      $ 2,264      $ 3,211      $ 1,053      $ 1,004       $  381
 Income property..........................           --           --           --           --        1,486
 Commercial...............................           --           --           --           --          324
                                          -----------------------------------------------------------------
Total renegotiated loans..................      $ 2,264      $ 3,211      $ 1,053      $ 1,004       $2,191
                                          =================================================================

ASB's policy generally is to place mortgage loans on a nonaccrual status (interest accrual is suspended) when the loan becomes more than 90 days past due or on an earlier basis when there is a reasonable doubt as to its collectability. Loans on nonaccrual status amounted to $71.8 million (2.3% of total loans), $47.1 million (2.3% of total loans), $27.1 million (1.6% of total loans), $23.8 million (1.3% of total loans) and $5.7 million (0.3% of total loans) at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

Since 1994, the increases in nonaccrual loans were a result of Hawaii's weak economy. In 1994, a rising trend of delinquencies resulted in a $3.8 million increase in nonaccrual residential loans, and the $14.0 million increase in nonaccrual income property loans was primarily due to three commercial real estate loans with principal balances totaling $11.8 million that were renegotiated. In 1996, the $20.0 million increase in nonaccrual real estate loans can be attributed primarily to a single real estate developer with residential, commercial real estate and commercial loans totaling approximately $16.5 million that were restructured during 1996. In 1997, the $24.7 million increase in nonaccrual loans includes a $13.1 million increase in smaller balance residential loans and a $10.1 million increase in income property real estate loans.

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

The following table presents the changes in the allowance for loan losses for the years indicated.

                                                                         Years ended December 31,
                                                    ----------------------------------------------------------------
(dollars in thousands)                                 1997          1996          1995          1994          1993
--------------------------------------------------------------------------------------------------------------------

Allowance for loan losses, beginning of year......  $19,205       $12,916       $ 8,793        $5,314         $5,157

Additions to provisions for losses................    6,934         7,631         4,887         3,983            779
Allowance for losses on loans acquired from BoA...    6,445            --            --            --             --

NET CHARGE-OFFS
Real estate loans.................................      992           390            69           109             --
Other loans.......................................    1,642           952           695           395            622
                                                    ----------------------------------------------------------------
Total net charge-offs.............................    2,634         1,342           764           504            622
                                                    ----------------------------------------------------------------

Allowance for loan losses, end of year............  $29,950       $19,205       $12,916        $8,793         $5,314
                                                    ================================================================

Ratio of net charge-offs during the year to
 average loans outstanding....................         0.12%         0.07%         0.04%         0.03%          0.04%
                                              ======================================================================

ASB's ratio of provisions for loan losses during the year to average loans outstanding was 0.32%, 0.41%, 0.28%, 0.21% and 0.05% for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. In 1997, a nonspecific allowance for loan losses amounting to approximately $6.4 million was recorded in assigning acquisition cost to the loans receivable acquired from BoA. In 1997, 1996 and 1995, to establish additional specific loss allowances and in response to a rising trend of delinquencies caused by Hawaii's weak economy, ASB increased its loss reserve by $4.3 million, $6.3 million and $4.1 million, respectively.

INVESTMENT ACTIVITIES

In recent years, ASB's investment portfolio has consisted primarily of stock of the FHLB of Seattle, federal agency obligations and mortgage-backed securities. In response to the then increasing interest rate environment, management decided in 1994 to liquidate ASB's portfolio of securities held for trading and the liquidation was completed in October 1994. ASB recognized a one-time gain on sale of trading account securities in 1995 in accordance with implementation guidance provided in a FASB special report. ASB did not maintain a portfolio of securities held for trading during 1996 or 1997.

ASB's investment portfolio, excluding mortgage-backed securities to be held-to-maturity, consisted of a $42.1 million investment in U.S. Treasury securities and a $63.5 million investment in FHLB stock as of December 31, 1997. Investment in FHLB stock amounted to $37.5 million and $34.7 million as of December 31, 1996 and 1995, respectively. The weighted average rate on investments during 1997, 1996 and 1995 was 7.57%, 7.80% and 6.03%, respectively. The amount that ASB invests in FHLB stock is determined by regulatory requirements. See "Regulation and other matters--Savings bank regulation--Federal Home Loan Bank System."

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

Deposits. ASB's deposits are obtained primarily from residents of Hawaii. In 1997, ASB had average deposits of $2.3 billion, with a net savings inflow of $21.9 million, excluding interest credited to deposit accounts and excluding $1.7 billion in deposits assumed from BoA. The net savings outflow for 1996 of $152 million was due to competition from the equity market and management's decision not to pursue high-priced certificates of deposits. In 1995, ASB had average deposits of $2.1 billion, with a net savings inflow of $15 million, excluding interest credited to deposit accounts. In the three years ended December 31, 1997, ASB had no deposits placed by or through a broker.

The following table illustrates the distribution of ASB's average deposits and average daily rates by type of deposit for the years indicated. Average balances for a year have been calculated using the average of month-end balances during the year, with the average balances for 1997 reflecting the effect of the acquisition of most of BoA's Hawaii operations on December 6, 1997.

                                                                   Years ended December 31,
                     -------------------------------------------------------------------------------------------------------------
                                          1997                         1996                                1995
                     -------------------------------------------------------------------------------------------------------------
                                        % of        Weighted                 % of      Weighted                % of      Weighted
                             Average     total      average     Average      total      average     Average     total     average
(dollars in thousands)       balance   deposits      rate %     balance     deposits     rate %     balance    deposits    rate %
 ---------------------------------------------------------------------------------------------------------------------------------

Passbook accounts....... $  899,368       38.7%      2.98%    $  922,129        41.7%    3.41%    $  978,858     45.5%      3.48%
Negotiable Order of
 Withdrawal accounts....    305,626       13.2       1.19        271,696        12.3     1.60        264,996     12.4       2.09

Money market accounts...     93,425        4.0       3.76         65,494         3.0     3.51         66,634      3.1       3.43
Certificate accounts....  1,026,007       44.1       5.38        950,739        43.0     5.59        838,741     39.0       5.66
                         -------------------------------------------------------------------------------------------------------
 Total deposits......... $2,324,426      100.0%      3.83%    $2,210,058       100.0%    4.12%    $2,149,229    100.0%      4.15%
                         ==========================================================================================================

At December 31, 1997, ASB had $741 million in certificate accounts of $100,000 or more, maturing as follows:

(in thousands)                                                                       Amount
-----------------------------------------------------------------------------------------------
Three months or less..........................................................         $373,741
Greater than three months through six months..................................          217,072
Greater than six months through twelve months.................................           94,704
Greater than twelve months....................................................           55,187
                                                                                       --------
                                                                                       $740,704
                                                                                       ========

Borrowings. ASB obtains advances from the FHLB of Seattle provided certain standards related to creditworthiness have been met. Advances are secured under a blanket pledge of the common stock ASB owns in the FHLB, mortgage-backed securities and certain notes held by ASB and the mortgages securing them. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Seattle.

At December 31, 1997, 1996 and 1995, advances from the FHLB amounted to
$736 million, $684 million and $501 million, respectively. The weighted average rates on the advances from the FHLB outstanding at December 31, 1997, 1996 and 1995 were 6.26%, 6.42% and 6.52%, respectively. The maximum amount outstanding at any month-end during 1997, 1996 and 1995 was $941 million, $691 million and $618 million, respectively. Advances from the FHLB averaged $701 million, $560 million and $559 million during 1997, 1996 and 1995, respectively, and the approximate weighted average rate thereon was 6.32%, 6.49% and 6.55%, respectively. During 1995, advances decreased as securities sold under agreements to repurchase provided a lower cost funding source. During 1996, the increase in advances supported investment activities as management decided not to pursue high-priced certificates of deposits. During 1997, increased advances from the FHLB were needed to support investment activities. In anticipation of the BoA acquisition, ASB acquired approximately $0.8 billion in mortgage-backed securities which were temporarily funded in part by advances from the FHLB.

At December 31, 1997 and 1996, securities sold under agreements to repurchase consisted of mortgage-backed securities sold to brokers/dealers under fixed-coupon agreements. The agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. At December 31, 1997, 1996 and 1995, $375 million (including accrued interest of $0.9 million), $480 million (including accrued interest of $1.6 million) and $413 million (including accrued interest of $2.5 million) of the agreements were to repurchase identical securities, respectively. The weighted average rates on securities sold under agreements to repurchase outstanding at December 31, 1997, 1996 and 1995 were 5.71%, 5.50% and 5.84%, respectively. The maximum amount outstanding at any month-end during 1997, 1996 and 1995 was $765 million, $480 million and $413 million, respectively. Securities sold under agreements to repurchase averaged $560 million, $463 million and $277 million during 1997, 1996 and 1995, respectively, and the approximate weighted average interest rate thereon was 5.58%, 5.65% and 6.08%, respectively. During 1997, increased securities sold under agreements to repurchase were needed to temporarily fund the purchase of mortgage-backed and investment securities in anticipation of the BoA acquisition. During 1996 and 1995, increased securities sold under agreements to repurchase were needed to support investment activities as the demand for deposits decreased.

Other borrowings as of December 31, 1997 represents cash management repurchase transactions. ASB sweeps selected commercial customers' excess deposit balances into an overnight repurchase transaction.

Subject to obtaining certain approvals from the FHLB of Seattle, ASB may offer collateralized medium-term notes due from nine months to 30 years from the date of issue and bearing interest at a fixed or floating rate established at the time of issue. At December 31, 1997, 1996 and 1995, ASB had no outstanding collateralized medium-term notes.

The following table sets forth information concerning ASB's advances from FHLB and other borrowings at the dates indicated:

                                                                            December 31,
                                                      -----------------------------------------------------
(dollars in thousands)                                        1997              1996              1995
-----------------------------------------------------------------------------------------------------------

Advances from FHLB....................................       $  736,474        $  684,274          $501,274
Securities sold under agreements to repurchase........          375,366           479,742           412,521
Other borrowings......................................           11,326                --                --
                                                      -----------------------------------------------------
Total borrowings......................................       $1,123,166        $1,164,016          $913,795
                                                      =====================================================

Weighted average rate.................................             6.06%             6.04%             6.21%
                                                      =====================================================

COMPETITION

The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of locations, hours and perceptions of the institution's financial soundness and safety. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. In Hawaii, there were 3 thrifts, 16 FDIC-insured banks and 117 credit unions at December 31, 1997. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. To meet the competition, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, convenient branch locations with interbranch deposit and withdrawal privileges at each branch and approximately 150 convenient automated teller machines. ASB also conducts advertising and promotional campaigns.

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

In recent years, there's been significant bank and thrift merger activity in Hawaii. Management cannot predict the impact, if any, of these mergers on the Company's future competitive position, results of operations, financial condition or liquidity.

Recent Supreme Court ruling. The 1934 Federal Credit Union Act says membership "shall be limited to groups having a common bond of occupation or association" or to groups in a well-defined geographical area. In 1982, the National Credit Union Administration expanded its definition of "common bond." Small businesses that lacked enough workers to form their own credit unions were allowed to join existing credit unions, so long as each group of employees had its own "bond." Government officials say that rule has let credit unions add about 15 million people to their membership rolls. A group of North Carolina banks and the American Bankers Association sued the government, saying the 1934 law required all members of a credit union to share a single common bond. A federal appeals court ruled in the bankers' favor in July 1997, and the Supreme Court ruled in the bankers' favor in February 1998. Although this ruling could result in increased deposits for ASB, legislation has been proposed in Congress to retroactively authorize such expansions in credit union membership.

OTHER
-----

FREIGHT TRANSPORTATION -- HAWAIIAN TUG & BARGE CORP. AND YOUNG BROTHERS, LIMITED
--------------------------------------------------------------------------------

GENERAL

HTB and its wholly owned subsidiary, YB, were acquired in 1986. A substantial portion of the state's commodities are imported. HTB provides marine transportation services in Hawaii and the Pacific area, including charter tug and barge and harbor tug operations. YB, which is a regulated interisland cargo carrier, transports general freight and containerized cargo by barge on a regular schedule between all major ports in Hawaii. YB moved 3.5 million revenue tons of cargo between the islands in 1997, compared to 3.3 million revenue tons in 1996.

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

REAL ESTATE--MALAMA PACIFIC CORP.
--------------------------------

GENERAL

MPC was incorporated in 1985 and engages in real estate development activities, both directly and through joint ventures.

MPC's real estate development investments and residential projects are targeted for Hawaii's owner-occupant market. MPC is currently involved in the development of four residential projects (Kua' Aina Ridge, Westhills at Makakilo Heights, Piilani Village Phase 1 and Sunrise Estates) on approximately 268 acres of land on the islands of Oahu, Maui and Hawaii encompassing approximately 450 homes or lots, of which approximately 375 have been completed and sold. MPC and its joint ventures own approximately 424 acres of land for future residential development.

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

JOINT VENTURE DEVELOPMENTS

Sunrise Estates. In 1990, MDC and HSC, Inc. formed Sunrise Estates Joint Venture to develop and sell 165 one-acre house lots in Hilo, Hawaii (island of Hawaii). Through 1993, sales of 156 lots closed. Subdivision approval for the remaining nine lots was received in 1995. In 1996 and 1997, sales of five lots closed.

In 1991, HSC, Inc. and Malama Elua Corp., a wholly owned subsidiary of MPC, formed Sunrise Estates II Joint Venture to develop and sell approximately 146 one-acre house lots in Hilo, Hawaii, adjacent to the Sunrise Estates Joint Venture project. Rezoning was completed in 1993 and the joint venture has submitted the subdivision map for approval.

Baldwin*Malama. In 1990, MDC acquired a 50% general partnership interest in Baldwin*Malama, a partnership with Baldwin Pacific Properties, Inc. (BPPI), established to acquire approximately 172 acres of land for potential development of about 780 single and multi-family residential units in Kihei on the island of Maui. In 1994, the project received approval to increase density to approximately 1,000 units. The first phase of 100 single family units is complete, and as of December 31, 1997, 99 units were sold.

In May 1993, Baldwin*Malama was reorganized as a limited partnership in which MDC is the sole general partner and BPPI is the sole limited partner. Beginning in May 1993, MDC consolidated the accounts of Baldwin*Malama. Previously, MDC accounted for its investment in Baldwin*Malama under the equity method. In conjunction with the dissolution of the Baldwin*Malama general partnership and formation of the limited partnership, MPC agreed to loan $1.6 million to BPPI and up to $15 million to the limited partnership. Through 1997, MPC agreed to increase the maximum loan amount to Baldwin*Malama up to $39.0 million. As of December 31, 1997, the outstanding balances on MPC's loans to BPPI and Baldwin*Malama were $0.8 million and $25.1 million, respectively.

Palailai Associates. Malama Mohala Corp. (MMO) owns a 50% interest in Palailai Associates. In 1993, Palailai Associates completed the development and sale of the first increment of 107 homes and lots and completed the bulk sale of its
38.8 acres of multi-family zoned land in Makakilo, Oahu. The second increment of 69 single family homes is also completed and sold. The third increment of 100 single family homes is in progress with 73 homes completed and sold as of December 31, 1997. Palailai Associates owns approximately 47 acres of adjacent land zoned for residential development.

MMO PROJECTS

Kipona Hills is a 66-unit subdivision located in Waikoloa on the island of Hawaii. As of December 31, 1996, all homes or lots were completed and sold.

Kua' Aina Ridge is a 92-lot subdivision in Pukalani, Maui. Sales closings commenced in 1993. As of December 31, 1997, 41 homes or lots were available for sale.

Kehaulani Place, consisting of approximately 51 acres of land in Pukalani, Maui, is currently zoned for agriculture. Rezoning and land-use reclassification will be required before development can commence. Land planning and presentations to local community groups commenced in 1993 and are ongoing.

PROJECT FINANCING

At December 31, 1997, MPC or its subsidiaries were directly liable for $10.0 million of outstanding loans and had additional loan facilities of $0.8 million. See the "Commitments and contingencies" section in Note 5 to HEI's Consolidated Financial Statements. MPC or its subsidiaries may enter into additional commitments in connection with the financing of future phases of development of MPC's projects and HEI may enter into similar agreements regarding the ownership and financial condition of MPC.

HEI INVESTMENT CORP.
--------------------

HEIIC was incorporated in May 1984 primarily to make passive, tax-advantaged investments in corporate securities and other long-term investments. HEIIC is not an "investment company" under the Investment Company Act of 1940 and has no direct employees.

HEIIC's long-term investments consist primarily of investments in leveraged leases. HEIIC has a 15% ownership interest in an 818-MW coal-fired generating unit in Georgia, which is subject to a leveraged lease agreement. In 1987, HEIIC purchased commercial buildings on leasehold properties located in the continental United States, along with the related lease rights and obligations. These leveraged, purchase-leaseback investments included two major buildings housing operations of Hershey Foods in Pennsylvania and six supermarkets leased to The Kroger Co. in various states. In 1995, HEIIC sold one of the six supermarkets to the lessee pursuant to the provisions of the leveraged lease agreement and recorded a net loss of $1.3 million on the sale. For further information concerning HEIIC's investments in leveraged leases, see Note 7 to HEI's Consolidated Financial Statements. No significant new investments are currently planned by HEIIC.

HEI POWER CORP.
---------------

HEIPC was formed in March 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power projects in Asia and the Pacific.

In September 1996, HEIPC's subsidiary, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority, pursuant to which

HPG has repaired and is operating and maintaining two oil-fired 25-MW (net) units. On October 30, 1996, HEI filed with the SEC a "Notification of Foreign Utility Company Status" on Form U-57 with respect to this project.

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

For further discussion of HEIPC's operating losses and HPG's energy conversion agreement, see the "Other" section in HEI's MD&A.

DISCONTINUED OPERATIONS
-----------------------

For information concerning the Company's discontinued property and casualty insurance operations formerly conducted by HIG and a nonutility wind energy business, see Note 20 to HEI's Consolidated Financial Statements and the notes to HEI's Selected Financial Data, incorporated herein by reference to page 25 of HEI's 1997 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13. Also see Item 3, "Legal proceedings-Discontinued operations."

REGULATION AND OTHER MATTERS
----------------------------

HOLDING COMPANY REGULATION

HEI and HECO are holding companies within the meaning of the Public Utility Holding Company Act of 1935 (1935 Act). However, under current rules and regulations, they are exempt from the comprehensive regulation of the Securities and Exchange Commission (SEC) under the 1935 Act except for Section 9(a)(2) (relating to the acquisition of securities of other public utility companies) through compliance with certain annual filing requirements under the 1935 Act for holding companies which own utility businesses that are intrastate in character. The exemption afforded HEI and HECO may be revoked if the SEC finds that such exemption "may be detrimental to the public interest or the interest of investors or consumers." HEI and HECO may own or have interests in foreign utility operations without adversely affecting this exemption so long as the requirements of other exemptions under the 1935 Act are satisfied. HEI has obtained the PUC certification which is a prerequisite to obtaining an exemption for foreign utility operations and to the Company's maintenance of its exemption under the 1935 Act if it acquires such ownership interests. See the previous discussion of the HPG energy conversion agreement with the Guam Power Authority under "Other-HEI Power Corp."

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

OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. Such restrictions, if applicable to HEI and HEIDI, would significantly limit the kinds of activities in which HEI and HEIDI and their subsidiaries may engage. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the "qualified thrift lender" test discussed below. See "Savings bank regulation--FDIC Improvement Act of 1991 and implementing regulations-Qualified thrift lender test." ASB currently meets the qualified thrift lender test and must continue to meet the test in order to avoid restrictions on the activities of HEI and HEIDI and their subsidiaries which could result in a need to divest ASB.

HEI and HEIDI are prohibited, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another insured institution or holding company thereof, without prior written OTS approval; (ii) acquiring more than 5% of the voting shares of another savings association or savings and loan holding company which is not a subsidiary; or (iii) acquiring or retaining control of a savings association not insured by the FDIC. No director or officer of HEI or HEIDI, or person beneficially owning more than 25% of such holding company's voting shares, may, except with the prior approval of the OTS, (a) also serve as director, officer, or employee of any insured institution or (b) acquire control of any savings association not a subsidiary of such holding company. On May 26, 1997, ASB entered into a Purchase and Assumption Agreement with BoA to assume substantially all of the Hawaii deposit liabilities of BoA and acquire most of its Hawaii branches and certain of its Hawaii-based loans. On October 29, 1997, the OTS approved the transaction and the transaction closed effective
December 6, 1997.

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

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

The ability of certain of HEI's subsidiaries to pay dividends or make other distributions to HEI is subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization, the electric utility subsidiaries would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. The consolidated common stock equity of HEI's electric utility subsidiaries was 50% of their total capitalization (including the current maturities of long-term debt and preferred stock sinking fund requirements due within one year but excluding short-term borrowings) as of December 31, 1997. As of December 31, 1997, HECO and its subsidiaries had net assets of $769 million, of which approximately $410 million were not available for transfer to HEI without regulatory approval.

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

As a Tier-1 institution (one that meets its capital requirements and has not been notified by the OTS that it is in need of more than normal supervision), ASB may make capital distributions in amounts up to one-half of ASB's surplus capital ratio (the amount of its capital in excess of its capital requirement) at the beginning of a calendar year, plus its year-to-date net income for that calendar year. ASB, as a Tier-1 institution, may exceed the foregoing limits if ASB provides a thirty-day advance notice to the OTS and receives no objection within thirty days. Even in the case of distributions within the permissible limits, however, a thirty day advance notice to the OTS is required.

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

ELECTRIC UTILITY REGULATION

The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of HECO and its electric utility subsidiaries. See the previous discussion under "Electric utility-Rates" and the "Regulation of electric utility rates" and "Recent rate requests" sections in HECO's MD&A.

The PUC has ordered the electric utility subsidiaries to develop plans for the integration of demand-side and supply-side resources available to meet consumer energy needs efficiently, reliably and at the lowest reasonable cost. See the previous discussion under "Electric utility-Integrated Resource Planning and requirements for additional generating capacity."

In March 1995, the PUC opened a generic docket to investigate whether Hawaii public utilities should be allowed to establish property damage reserves to recover the cost of damage to their facilities and equipment caused by catastrophic disasters. See "Property damage reserve" in HECO's MD&A. In March 1998, the PUC determined that it would not be in the best interests of the ratepayer to allow the utilities to establish a ratepayer funded self-insured property damage reserve. The PUC based its conclusion on: (1) the unknown probability of the occurrence of natural disasters and the uncertain magnitude of the resulting damages; (2) the intergenerational inequity that ratepayer-funded self-insurance programs create; and (3) the unclear tax effects of such reserves. In the order the PUC noted that, in an earlier decision regarding restoration expenses incurred by another electric utility as a result of Hurricane Iniki in 1992, the PUC had determined that the other utility's shareholders should not bear any of the restoration expenses. The PUC observed that one of the factors it considered in its earlier decision was the regulatory compact. The PUC also observed that the utility industry is facing competitive pressures and is undergoing changes, and, in light of this the relative responsibilities of ratepayers and shareholders for the cost of restoration and repair of any damage caused by uninsured catastrophic natural disasters will continue to be judged on the basis of the facts of each situation. Management cannot predict how the PUC might apportion the responsibility for restoration costs with respect to any uninsured catastrophic losses that HECO or its subsidiaries may incur in the future.

On December 30, 1996, the PUC issued an order instituting a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See the previous discussion under "Electric utility-Competition."

On March 10, 1997, the PUC issued a show cause order to HECO requesting information to assist the PUC in determining if it should reduce HECO's rates and require HECO to refund any excess earnings to its ratepayers. See the previous discussion under "Electric utility-PUC Show Cause Order."

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

To address community concerns expressed at the time, HECO proposed by letter dated January 25, 1993, that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. By an order dated January 26, 1993, the PUC opened a docket and initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices had resulted in or were having any negative effects on HECO, its electric utility subsidiaries and ratepayers. In May 1994, a consultant, Dennis Thomas and Associates, was selected by the PUC to perform the review. In early 1995, Dennis Thomas and Associates issued its report to the PUC. The report concluded that "on balance, diversification has not hurt electric ratepayers." Other major findings of the study were that no utility assets have been used to fund HEI's nonutility investments or operations, HEI has not denied needed capital to the electric utilities and management processes within the electric utilities operate without interference from HEI. The report also included a number of recommendations, most of which the Company has implemented. In December 1996, the PUC issued an order that adopted the Dennis Thomas and Associates report, ordered HECO to continue to provide the PUC with status reports on its compliance with the PUC agreement (pursuant to which HEI became the holding company of HECO) and closed the investigation and proceeding. In the order, the PUC stated that it adopted the recommendation that HECO, MECO and HELCO present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove such effects from the cost of capital. See also "Holding company regulation."

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

SAVINGS BANK REGULATION

ASB, a federally chartered savings bank, and its holding companies are subject to the regulatory supervision of the OTS and, in certain respects, the Federal Deposit Insurance Corporation (FDIC). In addition, ASB must comply with Federal Reserve Board reserve requirements and OTS liquidity requirements. See "Liquidity and capital resources--Savings bank" in HEI's MD&A.

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

Deposit insurance coverage. The FDIC Improvement Act of 1991 (FDICIA) amended various provisions of the Federal Deposit Insurance Act governing deposit insurance coverage. FDICIA, as further implemented by amendments to the FDIC's deposit insurance regulations, made certain significant changes relating to pro rata or "pass through" insurance coverage for employee benefit plan participants and beneficiaries, and insurance coverage for certain retirement accounts and trust funds. (The term "pass-through" insurance means that the insurance coverage passes through to each owner/beneficiary of the applicable deposit.) Although the vast majority of the FDIC's deposit insurance regulations remain unchanged (such as the basic rules providing that individual accounts are insured to $100,000 separately from qualifying joint accounts), several important changes were made.

Effective December 19, 1993, an individual's interest in deposits at the same institution in any combination of certain retirement accounts will be added together and insured up to $100,000 in the aggregate. This is a reduction from the maximum of $400,000 in insurance coverage formerly provided if deposits were made in four different types of retirement plan accounts.

"Pass-through" insurance coverage for the deposits of most employee benefit plans (i.e., $100,000 per individual participating, not $100,000 per plan) generally continues only for institutions that are "well-capitalized" under the FDIC's prompt corrective action regulations. The FDIC has amended its deposit insurance regulations to require financial institutions to provide employee benefit plan depositors information, not otherwise available, on the institution's capital category and whether "pass-through" deposit insurance is available. As of December 31, 1997, ASB was "well-capitalized".

Financial Institutions Reform, Recovery, and Enforcement Act of 1989 and
------------------------------------------------------------------------
implementing regulations
------------------------

Capital requirements. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), the OTS set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. As of December 31, 1997, ASB was in compliance with all of the minimum standards with a core capital ratio of 5.1% (compared to a 3% requirement), a tangible capital ratio of 5.0% (compared to a 1.5% requirement) and risk-based capital ratio of 11.9% (based on risk-based capital of $296 million, $97 million in excess of the 8% requirement).

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

Interest rates. FDIC regulations restrict the ability of financial institutions that are not "Well-capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 1997, ASB was "well-capitalized" and thus, not subject to these interest rate restrictions.

Qualified thrift lender test.  The FDICIA amended the qualified thrift lender
(QTL) test provisions of FIRREA by reducing the percentage of assets thrifts must maintain in housing-related loans and investments from 70% to 65%, and changing the computation period to require that the percentage be reached on a monthly average basis in nine out of the previous 12 months. Savings associations that fail to satisfy the QTL test by not holding the required percentage of housing-related investments are subject to various penalties, including limitations on their activities and restrictions on their FHLB advances. Failure to satisfy the QTL test would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries and could effectively result in the required divestiture of ASB. At all times during 1997, ASB was in compliance with the QTL test. See "Holding company regulation."

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

The Community Reinvestment Act (CRA) was enacted by Congress in 1977 to ensure that banks and thrifts help meet the credit needs of their communities, including low- and moderate-income areas, consistent with safe and sound lending practices. The OTS will consider ASB's CRA record in evaluating an application for a new deposit facility, including the establishment of a branch, the relocation of a branch or office, or the acquisition of an interest in another bank or thrift. ASB received a verbal CRA rating of "outstanding" from the OTS in December 1997.

For a discussion of federal and state interstate branching legislation, see "Liquidity and capital resources--Savings bank" in HEI's MD&A.

In August 1996, federal legislation was enacted that repeals the percentage of taxable income method of tax accounting for bad debt reserves used by ASB and other "large" thrift institutions. In place of this bad debt reserve method, ASB is required to use the specific charge-off method used by most other businesses. These rules are generally effective for taxable years beginning after 1995. The related transaction rules eliminate the potential recapture of federal income tax deductions arising from the bad debt reserve created prior to 1988. Only post-1987 reserve net additions are subject to recapture into taxable income ratably over a six-year period, beginning in 1997. ASB has established a deferred tax liability of approximately $4.8 million for its post-1987 reserve.

Pending legislation. For a discussion of potential federal legislation addressing the merger of the BIF and SAIF, thrift rechartering and financial modernization, and possible adverse effects on HEI, see "Deposit-insurance premiums and regulatory developments" in Note 4 to HEI's Consolidated Financial Statements.

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

Due to a leak in the fuel transfer system, approximately 100 gallons of bunker fuel oil were released to a HELCO Shipman facility drainage well system in November 1996. The release was reported to state and county agencies in December 1996. Although the fuel oil was removed from the well system and the well system was cleaned, oil continued to seep back into the well system from behind the retaining walls until March 1997. Monitoring and removal of this residual oil continued. In March 1997, HELCO received a letter from the DOH concurring with the ongoing cleanup approach and stating that more aggressive cleanup measures should be considered if oil seepage into the drainage wells worsens. Oil seepage into the well system has not been observed since March 1997.

Due to leaks in two wastewater treatment system tanks, an estimated
2,000 gallons of boiler cleaning wastewater was released to a HELCO Hill facility drainage well in January 1997. After confirming that the wastewater discharged exhibited characteristics of a hazardous waste, notification was provided to federal, state and county agencies. A post-release drainage well sample collected indicated that well conditions were nonhazardous. The treatment tanks were repaired, the drainage well cleaned and a semiannual well status check was performed by a consultant with satisfactory results. The DOH issued a Notice of Apparent Violation of the UIC permit in February 1997 and will notify HELCO of required compliance action, if any, stemming from this incident.

In April 1997, HECO, on behalf of HELCO, notified the DOH that it became aware that industrial oily wastewater was discharging into HELCO's Waimea facilityOs dry well system in noncompliance with the facility's UIC permit. The discharge of oily wastewater was stopped and, in May 1997, a written incident report was submitted to the DOH. The DOH issued a Notice of Apparent Violation. The well was cleaned and in July 1997 a response was submitted to a DOH request for information. The DOH performed a site inspection in September 1997 and, in January 1998, the DOH issued a Notice of Violation (NOV) imposing a civil penalty fine on HELCO of $36,000, which HELCO paid in January 1998. The DOH has closed this case.

Air quality controls. The generation stations of the utility subsidiaries operate under air pollution control permits issued by the DOH and, in a limited number of cases, by the EPA. The entire electric utility industry is being affected by the 1990 Amendments to the Clean Air Act. Hawaii utilities may be affected by the air toxics provisions (Title III) when the Maximum Allowable Control Technology (MACT) emission standards are proposed for generation units. Hawaii utilities are affected by the operating permit provisions (Title V). The DOH adopted implementing regulations on November 26, 1993 which required submission of permit applications during 1994 for existing sources. All applications were filed in 1994 as required and supplementary information was filed in 1995, 1996 and 1997. Results of further air quality analyses could trigger requirements to mitigate emission impacts. Reports on emissions of air toxics could trigger requirements to conduct risk assessments. Hawaii utilities are also affected by the enforcement provisions (Title VII) which require the EPA to promulgate new regulations which mandate "enhanced monitoring" of emissions from many generation units. The EPA proposed a rule, called Compliance Assurance Monitoring (CAM), in August 1996, and a final rule was issued in October 1997. The CAM rule may require minor changes in emissions reporting procedures, however, no emission monitor retrofits will be required for HECO, HELCO and MECO.

On November 1, 1989, the DOH issued a NOV indicating that Maalaea units X-1 and X-2 had exceeded operating limitations of 12 hours per day at various times in 1988. These incidents resulted from unscheduled unit outages and resulted in no net increase in emissions by MECO. Subsequently, MECO took steps to preclude future violations. An application for a permit modification was submitted to the EPA, revising the operating hour limitation to annual rather than daily. Approval was received from the EPA in July 1992. Units X-1 and X-2 continue to operate in compliance with the revised permit.

Following a unit overhaul, emission compliance tests conducted for MECO's Maalaea Unit 14 in late 1995 indicated that particulate emissions were in excess of PSD permit limits. Corrective actions were taken and a retest in February 1996 confirmed that the unit returned to compliance with PSD limits. All test reports were submitted to the DOH. By letter dated July 15, 1996, the DOH indicated that a NOV will be issued for the past violations. By letter dated January 31, 1997, the DOH invited MECO to meet to discuss settlement of this and other open matters. By letter dated March 3, 1998, the DOH transmitted a draft Consent Order to MECO, resolving all open MECO air emission compliance matters which occurred from 1988 through 1996 (including the NOV for Maalaea units X-1 and X-2 described in the previous paragraph and past violations of Maalaea Unit
14). The draft Consent Order will be submitted for public comment. Under the proposed settlement, MECO will contribute $100,000 over the next two years to an environmental education program relating to air quality.

Initial source tests in December 1989 and subsequent retesting for HELCO's CT-2 generating unit indicated particulate emissions above permitted levels. Following analysis, HECO (on behalf of HELCO) proposed in November 1990 that the permitted particulate limit be increased. By letter dated April 13, 1992, the EPA concurred that revision is warranted. The DOH issued a NOV on August 17, 1992 for the noncomplying emissions. HECO and HELCO worked with the DOH, the manufacturer and a consultant to determine an appropriate new emission limit for particulates as well as oxides of nitrogen. In accordance with discussions with the DOH, CT-2 continues to operate pending issuance of a revised permit. On January 20, 1998, the DOH issued a NOV to HELCO for noncomplying emissions from March 16, 1993 through December 20, 1994 and from March 22, 1996 through November 6, 1997. HELCO paid fines totaling $22,100 in the settlement of both the 1992 and 1998 NOV's. Unit CT-2 is currently operating within all permit limits by virtue of its having passed its November 1997 source test.

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

Whether on a federal or state level, RCRA provisions identify certain wastes as hazardous and set forth measures that must be taken in the transportation, storage, treatment and disposal of these wastes. Some of the wastes generated at steam electric generating stations possess characteristics which make them subject to these EPA regulations. Since October 1986, all HECO generating stations have operated RCRA-exempt wastewater treatment units to treat potentially regulated wastes from occasional boiler waterside and fireside cleaning operations. Steam generating stations at MECO and HELCO also operate similar RCRA-exempt wastewater management systems. In March 1990, the EPA changed RCRA testing requirements used to characterize a waste as hazardous which potentially affected the hazardous waste generating status of all facilities. HECO's continuing program to recharacterize all HECO, MECO and HELCO wastestreams has demonstrated the adequacy of the existing treatment systems and identified other potential compliance requirements. Waste recharacterization studies indicate that treatment facility wastestreams are nonhazardous and no change in RCRA generator status is required.

RCRA underground storage tank (UST) regulations require all facilities with USTs used to store petroleum products to comply with costly leak detection, spill prevention and new tank standard retrofit requirements within a specified compliance period based on tank age. On August 5, 1996, EPA conducted an UST Field Citation inspection at the Ward Avenue complex. During the inspection HECO was cited for a minor infraction, which was immediately corrected. HECO expects to receive a NOV and a nominal fine.

The Emergency Planning and Community Right-to-Know Act (EPCRA) under SARA Title III requires HECO, MECO and HELCO to report hazardous chemicals present in their facilities in order to provide the public with information on these chemicals so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. All HECO, MECO and HELCO facilities are in compliance with applicable annual reporting requirements to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments. In September 1995, the EPA published a notice of proposed rule making to expand the types of industries required to file annual Toxic Release Inventory reports (i.e., to report facility releases of toxic chemicals). The final rule includes the steam electric category (effective January 1, 1998), which previously was exempt from Toxic Release Inventory reporting requirements. Facilities are implementing actions to comply with reporting requirements. Release reports for 1998 must be filed with the EPA by July 1, 1999.

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

By letter dated August 21, 1992, the EPA provided MECO with a notice of potential liability and request for information relating to a federal Superfund closure investigation at the North American Environmental, Inc. (NAE) storage facility in Clearfield, Utah. MECO was identified by the EPA as a potentially responsible party for three PCB capacitors originally contracted for disposal by Westinghouse. Although Westinghouse has already disposed of the capacitors, MECO was obligated to comply with the information requests attached to the EPA notice. A preliminary response to the EPA's information request was submitted to the EPA on October 5, 1992. MECO has since received confirmation from Westinghouse that the three capacitors were removed from the NAE facility and incinerated at Aptus (an EPA-approved facility in Kansas) on September 16, 1992. By letter dated December 2, 1992, the EPA notified MECO that a draft Administrative Order on Consent (AOC) for the cleanup of the NAE facility had been sent to potentially responsible parties that have waste remaining at the NAE site and to parties that have expressed a desire to participate in the cleanup. MECO did not receive a draft AOC because the three PCB capacitors were removed from the NAE facility and incinerated. By letter dated February 8, 1993, Westinghouse confirmed that it would indemnify MECO pursuant to its contract for this matter. In early 1995, the EPA issued an AOC to the Freeport Center and the Defense Logistics Agency. Both parties are initiating corrective actions. Recovery of cleanup costs may fall back on other potentially responsible parties once cleanup is completed and costs have been determined.

The Environmental Response Law of the State of Hawaii (ERL), as amended, governs releases of hazardous substances, including oil, in areas within the state's jurisdiction. Responsible parties under the ERL are jointly, severally and strictly liable for a release of a hazardous substance into the environment. Responsible parties include owners or operators of a facility where a hazardous substance comes to be located and any person who at the time of disposal of the hazardous substance owned or operated any facility at which such hazardous substance was disposed. The DOH issued final rules (or State Contingency Plan) implementing the ERL on August 17, 1995. Potential exposure to liability under the ERL/State Contingency Plan is associated with the release of regulated substances, including oil, to the environment.

For information regarding the investigation of the Honolulu Harbor area, see
Note 22 to HEI's Consolidated Financial Statements and Note 12 to HECO's Consolidated Financial Statements.

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

For information about HPG, see the "Other" section in HEI's MD&A.

SECURITIES RATINGS
------------------

As of March 17, 1998, the Standard & Poor's (S&P), Moody's Investors Service (Moody's) and Duff & Phelps Credit Rating Co.'s (Duff & Phelps) ratings of HEI's and HECO's securities were as follows:

                                                   S&P               Moody's          Duff & Phelps
------------------------------------------------------------------------------------------------------------

HEI
---
Medium-term notes...............................   BBB                 Baa2                BBB+
Commercial paper................................   A-2                 P-2                 Duff 2
HEI-obligated preferred securities of
   trust subsidiaries...........................   BBB-                baa3                BBB

HECO
----
First mortgage bonds............................   A-                  A3                  A
Revenue bonds and medium-term notes.............   BBB+                Baa1                A-
Cumulative preferred stock......................   BBB                 baa1                BBB+
Commercial paper................................   A-2                 P-2                 Duff 1-
HECO-obligated preferred securities of
   trust subsidiary.............................   BBB                 baal                BBB+

These ratings reflect only the view of the applicable rating agency at the time the ratings are issued, from whom an explanation of the significance of such ratings may be obtained. Each rating should be evaluated independently of any other rating. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency's judgment, circumstances so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the market price or marketability of HEIO's and/or HECO's securities, which could increase the cost of capital of HEI and HECO. Neither HEI nor HECO management can predict future rating agency actions or their effects on the future cost of capital of HEI or HECO.

RESEARCH AND DEVELOPMENT
------------------------

HECO and its subsidiaries expensed approximately $2.3 million, $2.1 million and $2.2 million in 1997, 1996 and 1995, respectively, for research and development. Contributions to the Electric Power Research Institute accounted for most of the expenses. There were also expenses in the areas of energy conservation, environmental and emissions controls, and expenses for studies relative to technologies that are applicable to HECO, its subsidiaries and their customers.

EMPLOYEE RELATIONS
------------------

At December 31, 1997, the Company had 3,672 full-time employees, compared with 3,327 at December 31, 1996. The increase in employees was primarily due to the acquisition of most of the BoA Hawaii operations. At December 31, 1997 and 1996, HEI had 50 full-time employees.

HECO

At December 31, 1997, HECO and its subsidiaries had 2,115 full-time employees, compared with 2,152 at December 31, 1996.

The current collective bargaining agreement between the International Brotherhood of Electrical Workers (IBEW), Local 1260, and HECO, MECO and HELCO, covering approximately 63% of the total employees of these companies, was extended in November 1995 for a two-year period from November 1, 1996 through October 31, 1998. The extension provided for noncompounded wage increases of 3% on November 1 of each year during the term of the agreement. The IBEW and HECO, MECO and HELCO are currently in negotiations.

The current benefits agreement between IBEW, Local 1260 and HECO, MECO and HELCO was also extended for a two-year period and will be in effect until October 31, 1998.

HTB

HTB and YB have a collective bargaining agreement with the Inlandboatmen's Union of the Pacific (IBU) effective from July 26, 1995 through July 25, 1998. A 2.5% across-the-board wage increase was effective for the first year, with 3% in the second and third years. Journeyman craftsmen were not included in this new contract but were covered in YB's contract with the International Longshoremen's and Warehousemen's Union (ILWU), Hawaii Division, Local 142. The agreement covers all unionized employees of HTB and YB employed on ocean, interisland and harbor tug operations and dispatchers. It excludes office clerical employees, professional and management employees, guards and watchmen.

YB has a collective bargaining agreement covering the period of July 1, 1996 through June 30, 1999 with the ILWU, Hawaii Division, Local 142. The agreement provides for a 13.4% wage increase over the three-year period. The agreement covers all regularly scheduled employees, receiving and delivery clerks on the dock loading and discharging vessels, all maintenance personnel, documentation clerks and customer service representatives employed by YB in the state. The agreement excludes professional employees, supervisory employees, guards and other clerical personnel.

OTHER

The employees of HEI and its direct and indirect subsidiaries are not covered by any collective bargaining agreement, except as identified above.

DESCRIPTION OF HEI CAPITAL STOCK
--------------------------------

The following supplements and restates the description of HEI's Common Stock and Preferred Stock, the related rights of stockholders under the Stockholder Rights Plan adopted by the Board of Directors of HEI on October 28, 1997, and other related matters, for the purpose of updating the description thereof in registration statements filed by HEI under the Securities Exchange Act of 1934 and the Securities Act of 1933.

Under HEI's Restated Articles of Incorporation (the "Articles"), HEI is authorized to issue 100,000,000 shares of Common Stock without par value ("Common Stock") and 10,000,000 shares of Preferred Stock without par value ("Preferred Stock"). The Board of Directors has authorized and designated only one series of Preferred Stock, being 500,000 shares of the Series A Junior Participating Preferred Stock, but no shares of such series have been issued, and no shares of such series are expected to be issued, unless the Rights described below under "Stockholder Rights Plan" become exercisable and are exercised. Upon issuance of any shares of the Series A Junior Preferred Stock, the rights of the holders of Common Stock of HEI will be affected as described below in the description of the Series A Junior Participating Preferred Stock.

COMMON STOCK

General. The outstanding shares of HEI's Common Stock are fully paid and nonassessable. Additional shares of Common Stock, when issued, will be fully paid and nonassessable when the consideration for which HEI's Board of Directors authorizes their issuance has been received. The holders of Common Stock have no preemptive rights and there are no conversion, redemption or sinking fund provisions applicable thereto. The Common Stock is listed on the New York Stock Exchange and is traded under the symbol HE. HEI's Common Stock is transferable at the Stock Transfer Office of HEI, 900 Richards Street, Honolulu, Hawaii 96813, and at the office of Continental Stock Transfer & Trust Company, Co-Transfer Agent and Registrar, 2 Broadway, New York, New York 10004.

Dividend rights. Stock and cash dividends may be paid to the holders of Common Stock as and when declared by the Board of Directors, provided that, after giving effect thereto, HEI is able to pay its debts as they become due in the usual course of its business and HEI's total assets are not less than the sum of its total liabilities plus the maximum amount that would be payable in any liquidation in respect to all outstanding shares having preferential rights in liquidation. All shares of Common Stock will participate equally with respect to dividends. HEI's ability to pay dividends is now and in the future may be limited by the restrictions and limitations now and hereafter to be set forth in debt instruments, guarantees and resolutions creating series of Preferred Stock.

Liquidation rights. In the event of any liquidation, dissolution, receivership, bankruptcy, disincorporation or winding up of the affairs of the Company, voluntarily or involuntarily, holders of HEI's Common Stock are entitled to any assets of HEI available for distribution to HEI's stockholders after the payment in full of any preferential amounts to which holders of any Preferred Stock may be entitled. All shares of Common Stock will rank equally in the event of liquidation.

Voting rights. Holders of Common Stock are entitled to one vote per share, subject to such limitation or loss of right as may be provided in resolutions which may be adopted from time to time creating issues of Preferred Stock or otherwise. At annual and special meetings of stockholders, a majority of the outstanding shares of Common Stock constitute a quorum and the affirmative vote of a majority of such quorum so present is sufficient to approve of any action except as otherwise required by law, except with respect to the amendment of certain provisions of HEI's By-laws and except as may be provided in resolutions which may be adopted from time to time creating series of Preferred Stock.

Under HEI's current By-laws, one-third (as nearly as possible) of the total number of directors is elected at each annual meeting of stockholders and no holder of Common Stock is entitled to cumulate votes in an election of directors so long as HEI shall have a class of securities registered pursuant to the Exchange Act which are listed on a national securities exchange or traded over-the-counter on the National Association of Securities Dealers, Inc. Automated Quotation System. Under HEI's By-laws, directors may be removed from office only for cause.

An amendment to the provisions in the By-laws relating to (1) matters which may be brought before an annual meeting, (2) matters which may be brought before a special meeting, (3) cumulative voting, (4) the number and staggered terms of members of the Board of Directors, (5) removal of directors and (6) amendment of the By-laws must in each case be approved either (a) by the affirmative vote of 80% of the shares entitled to vote generally with respect to election of directors voting together as a single class, or (b) by the affirmative vote of a majority of the entire Board of Directors plus a concurring vote of a majority of the "continuing directors" (as that term is defined in Article XVIII of the By-laws) voting separately and as a subclass of directors.

The provisions of HEI's By-laws referred to in the foregoing two paragraphs, and the Stockholder Rights Plan and statutory provisions referred to below, may have the effect of delaying, deferring or preventing a change in control of HEI.

Stockholder Rights Plan. On October 28, 1997, the Board of Directors of HEI adopted a Stockholder Rights Plan and declared a dividend of one Right for each share of Common Stock of HEI to stockholders of record on November 10, 1997 (the "Record Date"). As of the Record Date there were 31,734,028 shares of Common Stock outstanding. A Right will also attach to each share of Common Stock issued between the Record Date and the Distribution Date (as such term is defined below). Each Right will entitle the registered holder to purchase from HEI a unit (a "Unit") consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock without par value (the "Series A Preferred Stock"), at a purchase price of $112 per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement (the "Rights Agreement"), dated as of October 28, 1997, between HEI and Continental Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent"). HEI's rights plan is designed to deter coercive or unfair takeover tactics, including the gradual accumulation of shares in the open market, partial or two-tiered tender offers, and private transactions through which an acquiror gains control of HEI without offering fair value to all of HEI's stockholders.

Until the Distribution Date (as defined below), (i) no separate Rights Certificates will be distributed and the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. The Rights will separate from the Common Stock upon the earlier of
(i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock other than as a result of repurchases of stock by HEI (the "Stock Acquisition Date") or (ii) 10 days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person (the earlier of (i) and (ii), the "Distribution Date"). As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates alone will represent the Rights.

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

In the event that following the Stock Acquisition Date, (i) HEI engages in a merger or business combination transaction in which HEI is not the surviving corporation; (ii) HEI engages in a merger or business combination transaction in which HEI is the surviving corporation and the Common Stock of HEI is changed or exchanged; or (iii) 50% or more of HEI's assets or earning power is sold or transferred (all deemed "Flip-Over Events"), each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise of the Right, Common Stock of the acquiring company having a value equal to two times the Exercise Price of the Right.

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

At any time until ten days following the Stock Acquisition Date, HEI may redeem the Rights in whole, but not in part, at a price of $0.01 per Right. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the redemption price of $0.01 per Right.

Until a Right is exercised, the holder thereof, as such, will have no rights as a preferred stockholder of HEI, including, without limitation, the right to vote or to receive dividends.

Prior to the Distribution Date, HEI may supplement or amend any provision of the Rights Agreement. After the Distribution Date, the provisions of the Rights Agreement may be supplemented or amended by the Board in order to cure any ambiguity, to make changes which do not materially adversely affect the interests of holders of Rights (excluding the interest of any Acquiring Person), to correct or supplement any defective or inconsistent provision in the Rights Agreement, or to shorten or lengthen any time period under the Rights Agreement; provided, however, that from and after the Distribution Date, no amendment to lengthen the time period governing redemption shall be made unless such lengthening is for the purpose of protecting, enhancing or clarifying the rights of, and/or the benefits to, the holders of Rights. The Rights Agreement may not be amended at a time when the Rights are not redeemable.

Restriction on Purchases of Shares and Consequences of Substantial Holdings of Shares under Certain Hawaii and Federal Laws. Provisions of Hawaii and Federal law, some of which are described below, place restrictions on the acquisition of beneficial ownership of 5% or more of the voting power of HEI. The following does not purport to be a complete enumeration of all such provisions, nor does it purport to be a complete description of the statutory provisions that are enumerated. Persons contemplating the acquisition of 5% or more of the issued and outstanding shares of HEI's Common Stock should consult with their legal and financial advisors concerning statutory and other restrictions on such acquisitions.

The Hawaii Control Share Acquisition Act places restrictions on the acquisition of ranges of voting power (starting at 10% and at 10% intervals up to a majority) for the election of directors of HEI unless the acquiring person obtains approval of the acquisition, in the manner specified in the Act, by the affirmative vote of the holders of a majority of the voting power of all shares entitled to vote, exclusive of the shares beneficially owned by the acquiring person, and consummates the proposed control share acquisition within 180 days after shareholder approval. If such approval is not obtained, the statute provides that the shares acquired may not be voted for a period of one year from the date of acquisition, the shares will be nontransferable on HEI's books for one year after acquisition and HEI, during the one-year period, shall have the right to call the shares for redemption either at the prices at which the shares were acquired or at book value per share as of the last day of the fiscal quarter ended prior to the date of the call for redemption.

Under provisions of the Hawaii Business Corporation Act, subject to certain exceptions, HEI may not be a party to a merger or consolidation unless the merger or consolidation is approved by the holders of at least 75% of all of the issued and outstanding voting stock of HEI.

Under provisions of Hawaii law regulating public utilities, not more than 25% of the issued and outstanding voting stock of certain public utility corporations, including Hawaiian Electric Company, Inc. ("HECO") and its wholly owned electric utility subsidiaries, may be held, directly or indirectly, by any single foreign corporation or any single nonresident alien, or held by any person, without the prior approval of the PUC. The acquisition of more than 25% of the issued and outstanding voting stock of HEI in one or more transactions might be deemed to result in the holding of more than 25% of the voting stock of HECO and its electric utility subsidiaries. In addition, HEI is subject to an agreement ("the PUC Agreement") entered into with the PUC when HECO became a wholly owned subsidiary of HEI. The PUC Agreement provides that the acquisition of HEI by a third party, whether by purchase, merger, consolidation or otherwise, requires the prior written approval of the PUC.

Under the Hawaii Environmental Disclosure Law, a person and that person's affiliates who in the aggregate beneficially own 10% or more but less than 50% of the securities entitled to vote for the election of directors of HEI may not acquire more than 5% of such securities during any 12-month period without first filing an environmental disclosure statement with the Hawaii Office of Environmental Quality Control.

Under the Public Utility Holding Company Act of 1935 (the "1935 Act"), any company (as defined in the 1935 Act) which owns, controls or holds with power to vote 10% or more of the outstanding voting securities of HEI may be a public utility holding company, subject to regulation under the 1935 Act, unless an exemption is available under the 1935 Act or the Securities and Exchange Commission (the "SEC"), upon application, declares such a company not to be a holding company. In addition, under the 1935 Act, no person or company may, without prior approval of the SEC, acquire 5% or more of the outstanding Common Stock or other voting securities of HEI as long as HECO remains an HEI public utility subsidiary and a public utility holding company.

The Savings and Loan Holding Company Act, the Change in Bank Control Act and the Office of Thrift Supervision ("OTS") regulations place restrictions on certain types of acquisitions of control of a savings bank and its holding company. Generally, no company, or any director or officer of a savings and loan holding company, or person who owns, or controls or holds with power to vote more than 25% of the voting stock of such holding company, may acquire control of a savings bank insured by the Federal Deposit Insurance Corporation or its holding company, without the prior written approval of the OTS. In addition, no person (other than certain persons affiliated with a savings and loan holding company) may acquire control of a savings bank or savings and loan holding company, unless the OTS has been given 60 days' prior written notice of the acquisition and has not objected to it. As a result of HEI's indirect ownership of American Savings Bank, F.S.B. ("ASB"), the acquisition of control of HEI, HEI Diversified, Inc. ("HEIDI") or ASB may be subject to the requirement of prior written OTS approval or 60 days' prior written notice to the OTS, unless such transaction would be exempt from such requirements under federal law or regulation. "Control" in this context means the acquisition of, control of, or holding proxies representing, more than 25% of the voting shares of HEI, HEIDI or ASB, or the power to control in any manner the election of a majority of the directors thereof. Moreover, under OTS regulations, one would be determined, subject to rebuttal, to have acquired control if one acquires more than 10% of the voting shares of HEI, HEIDI or ASB and is subject to one of certain specified "control factors." Anyone acquiring more than 10%, or additional stock above 10%, of any class of shares of HEI, HEIDI or ASB is required to file a certification with the OTS.

Under the Jones Act, it is unlawful to transport merchandise between points in the U.S. except in vessels owned by U.S. citizens. For a corporation to demonstrate U.S. citizenship, it must be incorporated under the laws of the United States or a state thereof, its chief executive officer and board chairman must be U.S. citizens, a majority of its directors must be U.S. citizens and at least 75% of its voting stock must be owned by U.S. citizens. If less than 75% of the Common Stock of HEI (which is the only class of voting stock presently outstanding) is owned by U.S. citizens, the vessels of HTB and YB would not be permitted to engage in transport between points in Hawaii.

Dividend Reinvestment and Stock Purchase Plan. Any individual of legal age or entity is eligible to participate in the HEI Dividend Reinvestment and Stock Purchase Plan (the "Plan") by making an initial cash investment in Common Stock, subject to applicable laws and regulations and the requirements of the Plan. Holders of Common Stock, and preferred stock of HEI's electric utility subsidiaries (HECO, MECO and HELCO), may automatically reinvest some or all of their dividends to purchase additional shares of Common Stock at market prices (as defined in the Plan). Participants in the Plan may also purchase additional shares of Common Stock at market prices (as defined in the Plan) by making cash contributions to the Plan. HEI reserves the right to suspend, modify or terminate the Plan at any time. Shares of Common Stock issued under the Plan may either be newly issued shares or shares purchased by the Plan on the open market. Participants do not pay brokerage commissions or service charges in connection with purchases of newly issued shares, but do pay their pro rata share of brokerage commissions if the shares are purchased by the Plan for participants on the open market.

PREFERRED STOCK

Authorized Preferred Stock. Preferred Stock may be issued by the Board of Directors in one or more series, without action by stockholders and with such preferences, voting powers, restrictions and qualifications as may be fixed by resolution of the Board of Directors authorizing the issuance of such shares. Under current Hawaii law, the terms and provisions of all shares of Preferred Stock must be identical except with respect to dividend rates, redemption and redemption prices, amounts payable in liquidation, sinking fund provisions, conversion privileges, if any, and voting rights, if any.

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

Series A Junior Participating Preferred Stock. On October 28, 1997, the Board of Directors of HEI authorized a series of 500,000 shares of Preferred Stock, designated the Series A Junior Participating Preferred Stock. The Series A Junior Participating Preferred Stock is without par value, and was created in conjunction with the Board's adoption of the Rights Agreement between HEI and Continental Stock Transfer & Trust Company, as Rights Agent. No shares of Series A Junior Participating Preferred Stock have been issued. The Series A Junior Participating Preferred Stock may be purchased under certain circumstances, as set forth in the Rights Agreement. The exercise price for one one-hundredth of a share of Series A Junior Participating Preferred Stock is $112, subject to adjustment.

The Series A Junior Participating Preferred Stock ranks junior to all other series of Preferred Stock as to the payment of dividends and distribution of assets, unless the terms of any such series provide otherwise. If declared by the Board of Directors out of funds legally available therefor, the dividend rate for the Series A Junior Participating Preferred Stock is the greater of $61.00 per quarter, or 100 times the then current quarterly dividend per common share (as adjusted from time to time to reflect stock dividends, subdivisions or combinations). Whenever quarterly dividends on the Series A Junior Participating Preferred Stock are in arrears, dividends or other distributions may not be made on the Common Stock or on any series of Preferred Stock ranking junior to the Series A Junior Participating Preferred Stock. Upon liquidation, no holders of shares ranking junior to the Series A Junior Participating Preferred Stock shall receive any distribution until all holders of the Series A Junior Participating Preferred Stock shall have received $100 per share, plus any unpaid dividends (the "Series A Liquida-tion Preference"). Following payment of the Series A Liquidation Preference, no additional distributions shall be made to the holders of Series A Junior Participating Preferred Stock unless holders of Common Stock receive an amount equal to the Series A Liquidation Preference divided by 100, as adjusted, and thereafter (and after taking into account any amounts that may then be due to holders of any other series of Preferred Stock) the holders of the Series A Junior Participating Preferred Stock shall be entitled to share in the remaining assets of HEI with the holders of the Common Stock, ratably on a per share basis. In the event that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of Preferred Stock, if any, which rank on a parity with the Series A Junior Participating Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences.

Each share of Series A Junior Participating Preferred Stock shall entitle the holder thereof to 100 votes, as may be adjusted from time to time, on all matters submitted to a vote of the stockholders of HEI, voting together with the Common Stock. If dividends on any Series A Junior Participating Preferred Stock are in arrears in an amount equal to six quarterly dividends, then until dividends for all previous quarters and for the current quarter have been declared and paid or set aside for payment, the holders of Series A Junior Participating Preferred Stock, voting as a class with holders of other series of Preferred Stock who are then entitled to vote thereon, shall also have the right to elect two directors to HEI's Board of Directors. The shares of Series A Junior Participating Preferred Stock are not redeemable.

ITEM 2.   PROPERTIES

HEI leases office space from a nonaffiliated lessor in downtown Honolulu and
---
this lease expires on March 31, 2001. HEI also leases office space from HECO in downtown Honolulu. The properties of HEIOs subsidiaries are as follows:

ELECTRIC UTILITY
----------------

See page 5 for the "Generation statistics" of HECO and its subsidiaries, including generating and firm purchased capability, reserve margin and annual load factor.

HECO owns and operates three generating plants on the island of Oahu at
----
Honolulu, Waiau and Kahe, with an aggregate generating capability of 1,263 MW at December 31, 1997. The three plants are situated on HECO-owned land having a combined area of 535 acres. In addition, HECO owns a total of 127 acres of land on which are located substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility.

Electric lines are located over or under public and nonpublic properties. Most of HECO's leases, easements and licenses have been recorded.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, fully owned or jointly owned poles and steel or aluminum high voltage transmission towers. The transmission system operates at 46,000 and 138,000 volts. The total capacity of HECO's transmission and distribution substations was 6,411,000 kilovoltamperes at December 31, 1997.

HECO owns a building and approximately 11.5 acres of land located in Honolulu which houses its operating, engineering and information services departments and a warehousing center. It also leases an office building and certain office spaces in Honolulu. The lease for the office building expires in November 2004, with an option to further extend the lease to November 2012. The leases for certain office spaces expire on various dates through November 30, 2004 with options to extend to various dates through November 30, 2014.

HECO owns 19.2 acres of land at Barbers Point used to situate fuel oil storage facilities with a combined capacity of 970,700 barrels. HECO also owns fuel oil tanks at each plant site with a total maximum usable capacity of 844,600 barrels.

MECO owns and operates two generating plants on the island of Maui, at Kahului
----
and Maalaea, with an aggregate capability of 191.5 MW as of December 31, 1997. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 172,000 barrels.

MECO's administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

MECO also owns and operates smaller distribution and generation systems on the islands of Lanai and Molokai.

HELCO owns and operates five generating plants on the island of Hawaii. These
-----
plants at Hilo (2), Waimea, Kona and Puna have an aggregate generating capability of 157.4 MW as of December 31, 1997 (excluding two small run-of-river hydro units and one small windfarm). The plants are situated on HELCO-owned land having a combined area of approximately 43 acres. HELCO also owns 6.0 acres of land in Kona, which is used for a baseyard, and it leases 4.0 acres of land for its baseyard in Hilo. The lease expires in 2030. The deeds to the sites located in Hilo contain certain restrictions which do not materially interfere with the use of the sites for public utility purposes. HELCO leases 78 acres of land for the windfarm.

The properties of HELCO are subject to a first mortgage securing HELCO's outstanding first mortgage bonds, which amounted to $5 million as of December 31, 1997.

SAVINGS BANK
------------

ASB owns its executive office building located in downtown Honolulu and land and
---
an office building in the Mililani Technology Park on Oahu.

The following table sets forth certain information with respect to branches owned and leased by ASB and its subsidiaries at December 31, 1997.

                                                                        Number of branches
                                                      ---------------------------------------------------
                                                             Owned            Leased           Total
---------------------------------------------------------------------------------------------------------
Oahu..................................................               11               37               48
Maui..................................................                3                4                7
Kauai.................................................                3                3                6
Hawaii................................................                2                5                7
Molokai...............................................               --                1                1
                                                      ---------------------------------------------------
                                                                     19               50               69
                                                      ===================================================

The net book value of branches and office facilities is approximately $49 million. Of this amount, $39 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $10 million represents the net book value of ASB's leasehold improvements.

OTHER
-----

FREIGHT TRANSPORTATION
----------------------

HTB owned seven tugboats ranging from 1,430 to 3,400 HP, two tenders (auxiliary boats) of 500 HP and two flatdecked barges as of December 31, 1997.

HTB owns no real property, but rents on a month-to-month basis its pier property used in its operations from the State of Hawaii under a revocable permit.

YB, HTB's subsidiary, owned five tugboats, two doubledecked and seven flatdecked barges and most of its shoreside equipment, including 20-foot containers, chassis, 20-foot and 40-foot refrigerated containers, container vans, hi-lifts, flatracks, automobile racks and other related equipment as of December 31, 1997.

YB owns no real property, but rents on a month-to-month basis or leases various pier properties and warehouse facilities from the State of Hawaii under revocable permits or five-year leases. It is expected that leases will be renegotiated as necessary.

REAL ESTATE DEVELOPMENT
-----------------------

MPC. See Item 1, "Business--Other--Real estate--Malama Pacific Corp." MDC, MPC's subsidiary, owns land adjacent to HECO's Ward Avenue facility on Oahu. In 1996, the sale of 0.23 acres of the property was completed. The remaining 1.04 acres is leased to HECO and other commercial tenants.

OTHER
-----

HEIIC.  See Item 1, "Business--Other--HEI Investment Corp."

As of March 17, 1998, HEIPC leases office space in downtown Honolulu. HEIPC also operates generating units at a facility in Tanguisson, Guam. See Item 1, "Business--Other--HEI Power Corp."

ITEM 3.   LEGAL PROCEEDINGS

Except as provided for below and in "Item 1. Business," there are no known material pending legal proceedings, other than ordinary routine litigation incidental to their respective businesses, to which HEI or any of its subsidiaries is a party or of which any of their property is the subject.

DISCONTINUED OPERATIONS
-----------------------

See Note 20 to HEI's Consolidated Financial Statements, incorporated herein by reference to page 63 of HEI's 1997 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI and HECO:

During the fourth quarter of 1997, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF HEI

The following persons are, or may be deemed, executive officers of HEI. Their ages are given as of February 18, 1998 and their years of company service are given as of December 31, 1997. Officers are appointed to serve until the meeting of the HEI Board of Directors after the next Annual Meeting of Stockholders (which will occur on April 28, 1998) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.


                                                                                  Business experience
HEI Executive Officers                                                            for past five years
------------------------------------------------------------------------------------------------------
Robert F. Clarke, age 55
  President and Chief Executive Officer............................................    1/91 to date
  Director.........................................................................    4/89 to date
  (Company service: 10 years)

T. Michael May, age 51
  Senior Vice President and Director...............................................    9/95 to date
  (Company service: 5 years)
  Mr. May is also President and Chief Executive Officer of HECO and served as
   HECO Senior Vice President from 2/92 to 8/95.

Robert F. Mougeot, age 55
  Financial Vice President and Chief Financial Officer.............................    4/89 to date
  (Company service: 9 years)

Peter C. Lewis, age 63
  Vice President - Administration..................................................    10/89 to date
  (Company service: 29 years)

Charles F. Wall, age 58
  Vice President and Corporate Information Officer.................................    7/90 to date
  (Company service: 7 years)

                                                                                  Business experience
HEI Executive Officers                                                            for past five years
------------------------------------------------------------------------------------------------------
(continued)

Andrew I. T. Chang, age 58
  Vice President - Government Relations.......................................   4/91 to date
  (Company service: 13 years)

Constance H. Lau, age 45
  Treasurer...................................................................   4/89 to date
  (Company service: 13 years)

Curtis Y. Harada, age 42
  Controller..................................................................   1/91 to date
  (Company service: 8 years)

Betty Ann M. Splinter, age 52
  Secretary...................................................................   10/89 to date
  (Company service: 23 years)

Wayne K. Minami, age 55
  President and Chief Executive Officer, American Savings Bank, F.S.B.........   1/87 to date
  (Company service: 11 years)

HEI's executive officers, with the exception of Charles F. Wall and Andrew I. T. Chang, are officers and/or directors of one or more of HEI's subsidiaries. Mr. Minami is deemed an executive officer of HEI for purposes of this Item under the definition of Rule 3b-7 of the SEC's General Rules and Regulations under the Securities Exchange Act of 1934.

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


                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HEI:

The information required by this item is incorporated herein by reference to pages 62 and 65 (Note 18, "Regulatory restrictions on net assets" and Note 23, "Quarterly information (unaudited)" to HEI's Consolidated Financial Statements) and page 25 of HEI's 1997 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13. Certain restrictions on dividends and other distributions of HEI are described in this report under "Item 1. Business-- Regulation and other matters--Restrictions on dividends and other distributions." The total number of holders of record of HEI common stock as of March 13, 1998, was 20,146.

HECO:

The information required with respect to "Market information" and "holders" is not applicable. Since the corporate restructuring on July 1, 1983, all the common stock of HECO has been held solely by its parent, HEI, and is not publicly traded.

The dividends declared and paid on HECO's common stock for the four quarters of 1997 and 1996 were as follows:

                     Quarters ended                             1997              1996
--------------------------------------------------------------------------------------------
March 31................................................       $15,062,000       $11,054,000
June 30.................................................        12,873,000        13,154,000
September 30............................................        13,586,000        14,916,000
December 31.............................................        16,856,000        17,879,000

The discussion of regulatory restrictions on net assets is incorporated herein by reference to page 29 (Note 13 to HECO's Consolidated Financial Statements, "Regulatory restrictions on distributions to parent") of HECO's 1997 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 6.    SELECTED FINANCIAL DATA

HEI:

The information required by this item is incorporated herein by reference to page 25 of HEI's 1997 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to page 2 of HECO's 1997 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL and ITEM 7A. CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE
              AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

HEI:

The information required by this item is set forth in HEI's MD&A, incorporated herein by reference to pages 27 to 39 of HEI's 1997 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

HECO:

The information required by this item is set forth in HECO's MD&A, incorporated herein by reference to pages 3 to 11 of HECO's 1997 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13. HECO is not required to provide "Quantitative and Qualitative Disclosures About Market Risks" in this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to the section entitled "Segment financial information" on page 26 and to pages 40 to 65 of HEI's 1997 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to pages 12 to 34 of HECO's 1997 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI and HECO:

None

                                    PART III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

HEI:

Information for this item concerning the executive officers of HEI is set forth on pages 44 and 45 of this report. The list of current directors of HEI is incorporated herein by reference to page 66 of HEI's 1997 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13. Information on the current directors' business experience and directorships is incorporated herein by reference to pages 4 to 6 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

There are no family relationships between any director of HEI and any other executive officer or director of HEI, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

The information required under this item by Item 405 of Regulation S-K is incorporated by reference to page 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

HECO:

The following persons are, or may be deemed, executive officers of HECO. Their ages are given as of February 18, 1998 and their years of company service are given as of December 31, 1997. Officers are appointed to serve until the meeting of the HECO Board of Directors after the next HECO Annual Meeting (which will occur on April 28, 1998) and/or until their respective successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with HECO affiliates.

                                                                                   Business experience
HECO Executive Officers                                                            for past five years
--------------------------------------------------------------------------------------------------------
Robert F. Clarke, age 55
  Chairman of the Board........................................................   1/91 to date
  (Company service: 10 years)

T. Michael May, age 51
  President, Chief Executive Officer and Director..............................   9/95 to date
  Senior Vice President........................................................   2/92 to 8/95
  Chairman of the Board, MECO and HELCO........................................   9/95 to date
  (Company service: 5 years)

Jackie Mahi Erickson, age 57
  Vice President - General Counsel & Government Relations......................   9/95 to date
  Vice President - Corporate Counsel...........................................   2/91 to 8/95
  (Company service: 17 years)

Charles M. Freedman, age 51
  Vice President - Corporate Relations.........................................   3/98 to date
  Vice President - Corporate Excellence........................................   7/95 to 2/98
  Vice President - Corporate Relations.........................................   5/92 to 6/95
  (Company service: 7 years)

Edward Y. Hirata, age 64
  Vice President - Regulatory Affairs..........................................   7/95 to date
  Vice President - Planning....................................................   12/91 to 6/95
  Vice President, MECO and HELCO...............................................   12/91 to date
  (Company service: 11 years)

                                                                                   Business experience
HECO Executive Officers                                                            for past five years
--------------------------------------------------------------------------------------------------------
(continued)

Thomas J. Jezierny, age 53
  Vice President - Energy Delivery.............................................   9/96 to date
  President, MECO..............................................................   4/90 to 8/96
  (Company service: 27 years)

Thomas L. Joaquin, age 54
  Vice President - Power Supply................................................   7/95 to date
  Vice President - Operations..................................................   5/94 to 6/95
  General Manager, Production..................................................   11/93 to 4/94
  Manager, Production..........................................................   10/92 to 10/93
  (Company service: 24 years)

Richard L. O'Connell, age 68
  Vice President - Customer Operations.........................................   7/95 to date
  Vice President - Customer Relations..........................................   2/91 to 6/95
  (Company service: 17 years)

Paul A. Oyer, age 57
  Financial Vice President and Treasurer.......................................   4/89 to date
  Director.....................................................................   4/85 to date
  Financial Vice President and Treasurer, MECO and HELCO.......................   3/85 to date
  (Company service: 31 years)

Patricia U. Wong, age 41
  Vice President - Corporate Excellence........................................   3/98 to date
  Manager, Environmental Department............................................   9/96 to 2/98
  Associate General Counsel, Legal Department..................................   5/90 to 9/96
  (Company service: 7 years)

Ernest T. Shiraki, age 50
  Controller...................................................................   5/89 to date
  (Company service: 28 years)

Molly M. Egged, age 47
  Secretary....................................................................   10/89 to date
  Secretary, MECO and HELCO....................................................   10/89 to date
  (Company service: 17 years)

HECO's executive officers Robert F. Clarke, T. Michael May and Molly M. Egged are also officers of one or more of the affiliated nonutility HEI companies.

There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

The list of current directors of HECO is incorporated herein by reference to page 36 of HECO's 1997 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13. Information on the business experience and directorships of directors of HECO who are also directors of HEI is incorporated herein by reference to pages 4 through 6 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

Paul C. Yuen, age 69, and Anne M. Takabuki, age 41, as of February 18, 1998 are the only outside directors of HECO who are not directors of HEI. Dr. Yuen, who was elected a director of HECO in April 1993, is Dean of the College of Engineering at the University of Hawaii-Manoa. In the past five years, he has held various administrative positions at the University of Hawaii-Manoa. He also serves on the board of Cyanotech Corporation. Miss Takabuki was elected a director of HECO in April 1997 and is Vice President/General Counsel of Wailea Golf Resort, Inc. She also serves on the boards of MECO, Wailea Golf Resort, Inc. and its affiliated companies and MAGBA, Inc. Information on Mr. Oyer's business experience and directorship is indicated above.

ITEM 11.   EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated by reference to pages 9 to 10, 13 to 19, and 24 to 25 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

HECO:

The following tables set forth the information required for the chief executive officer of HECO and the four other most highly compensated HECO executive officers serving at the end of 1997. All compensation amounts presented for T. Michael May are the same amounts presented in HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

SUMMARY COMPENSATION TABLE
--------------------------

The following summary compensation table shows the annual and long-term compensation of the chief executive officer of HECO and the four other most highly compensated executive officers of HECO who served at the end of 1997.


                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                Annual Compensation                    Compensation
                                         -----------------------------------   ----------------------------
                                                                                   Awards        Payouts
                                                                    Other      -------------   ------------       All
                                                                    Annual       Securities                      Other
                                                                   Compen-       Underlying       LTIP           Compen-
    Name and Principal                   Salary      Bonus(1)      sation(2)     Options(3)     Payouts(4)      sation(5)
         Position               Year      ($)          ($)            ($)            (#)           ($)            ($)
-------------------------------------------------------------------------------------------------------------------------
T. Michael May.............     1997    $313,000     $     0      $      0          12,000             --        $16,423
President and Chief             1996     282,000      98,747       107,412          12,000         52,175         13,945
   Executive Officer            1995     226,000      41,987             0           4,000             na          8,177

Paul A. Oyer...............     1997     202,000           0        16,042           3,000             na          9,291
Financial Vice President        1996     196,000      19,706        14,533               0             na          8,748
   and Treasurer                1995     188,000      17,959        13,167           3,000             na          7,907

Thomas J. Jezierny.........     1997     172,000           0             0           3,000             --          5,760
Vice President-                 1996     151,000      21,524             0           3,000         19,526          4,785
   Energy Delivery              1995     135,000      14,642             0           3,000         29,204          4,320

Thomas L. Joaquin..........     1997     168,000           0             0           3,000             na          6,232
Vice President-                 1996     154,000      19,706             0               0             na          5,546
   Power Supply                 1995     137,000      17,959             0           3,000             na          4,404

Edward Y. Hirata...........     1997     149,000           0             0           3,000             na         11,084
Vice President-                 1996     144,000      18,054           135               0             na         10,381
   Regulatory Affairs           1995     140,000      16,519           270           3,000             na         10,002

na   Not applicable.

(1) The named executive officers are eligible for an incentive award under the Company's annual Executive Incentive Compensation Plan (EICP). EICP bonus payouts are reflected as compensation for the year earned.
(2) Covers perquisites of $107,412 for Mr. May for 1996 which he recognized as imputed income under the Internal Revenue Code, including $95,691 under the category club membership (representing once in a lifetime reimbursement of initiation fees of $50,000 grossed up for taxes, plus reimbursement of monthly dues not grossed up for taxes). Amounts for Mr. Oyer and Mr. Hirata represent above-market earnings on deferred annual payouts.
(3) Except for Mr. May's, Mr. Oyer's, Mr. Joaquin's and Mr. Hirata's options granted in 1995, options granted include dividend equivalents.
(4) Long-Term Incentive Plan (LTIP) payouts are determined in the second quarter of each year for the three-year cycle ending on December 31 of the previous calendar year. If there is a payout, the amount is reflected as LTIP compensation in the table for the previous year for Mr. May and Mr. Jezierny. In April 1996, an LTIP payout was made for the 1993-1995 performance cycle and is reflected as LTIP compensation in the table for 1995. In May 1997, an LTIP payout was made for the 1994-1996 performance cycle and is reflected as LTIP compensation in the table for 1996. The determination of whether there will be a payout under the 1995-1997 LTIP will not be made until the second quarter of this year.
(5) Represents amounts accrued by the Company for certain death benefits provided to the named executive officers. Additional information is incorporated by reference to "Other Compensation Plans" on page 22 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

The following table presents information on the nonqualified stock options which were granted in 1997 to the executives named in the HECO Summary Compensation Table. The practice of granting stock options, which may include dividend equivalent shares, has been followed each year since 1987.


                                                   OPTION GRANTS IN LAST FISCAL YEAR
                               Number of            Percent of
                              Securities           Total Options
                              Underlying            Granted to            Exercise                                 Grant Date
                                Options            Employees in             Price             Expiration             Present
                            Granted (1)(#)          Fiscal Year           ($/share)              Date             Value (2)($)
------------------------------------------------------------------------------------------------------------------------------
T. Michael May...........           12,000                     8%             $34.61         April 14, 2007           $107,520
Paul A. Oyer.............            3,000                     2               34.61         April 14, 2007             26,880
Thomas J. Jezierny.......            3,000                     2               34.61         April 14, 2007             26,880
Thomas L. Joaquin........            3,000                     2               34.61         April 14, 2007             26,880
Edward Y. Hirata.........            3,000                     2               34.61         April 14, 2007             26,880

(1) For the 24,000 option shares granted with an exercise price of $34.61 per share, additional dividend equivalent shares are granted at no additional cost throughout the four-year vesting period (vesting in equal installments) which begins on the date of grant. Dividend equivalents are computed, as of each dividend record date, both with respect to the number of shares under the option and with respect to the number of dividend equivalent shares previously credited to the participant and not issued during the period prior to the dividend record date. Accelerated vesting is provided in the event a change in control occurs. No stock appreciation rights have been granted under the Company's current benefit plans.

(2) Based on a Binomial Option Pricing Model, which is a variation of the Black-Scholes Option Pricing Model. For the stock options granted on April 14, 1997, with a 10-year option period, an exercise price of $34.61, and with additional dividend equivalent shares granted for the first four years of the option, the Binomial Value adjusted for forfeiture risk is $8.96 per share. The following assumptions were used in the model: Stock Price:
    $34.61; Exercise Price: $34.61; Term: 10 years; Volatility: 0.098; Interest
    Rate: 7.05%; and Dividend Yield: 6.81%. The following were the valuation results: Binomial Option Value: $2.92; Dividend Credit Value:
    $6.04; and Total Value $8.96.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------

The following table shows the stock options, including dividend equivalents, exercised by the named executive officers in 1997. Also shown is the number of unexercised options and the value of unexercised in the money options, including dividend equivalents, at the end of 1997. Under the Stock Option and Incentive Plan, dividend equivalents have been granted to all named executive officers as part of the 1997 stock option grant, to Mr. May as part of the 1996 stock option grant, to Mr. Oyer as part of the 1988 stock option grant and to Mr. Jezierny as part of the stock option grant for the 1990 through 1996 grants.

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

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                                                   Value of
                                                                                         Number of              Unexercised In
                                                                                        Unexercised            the Money Options
                                                                                     Options (Including           (Including
                                                                                          Dividend                 Dividend
                                                                        Value         Equivalents) at           Equivalents)at
                          Shares        Dividend                     Realized On      Fiscal Year-End         Fiscal Year-End (1)
                         Acquired     Equivalents       Value          Dividend     --------------------     ---------------------
                       On Exercise    Acquired On    Realized On     Equivalents        Exercisable/             Exercisable/
                           (#)        Exercise (#)   Options ($)         ($)         Unexercisable (#)         Unexercisable ($)
--------------------------------------------------------------------------------------------------------------------------------
T. Michael May......         --          --           $    --         $     --         9,379 / 24,767        $ 57,137 / 208,901
Paul A. Oyer........        700         205             2,909            7,591         9,181 /  4,657          70,321 /  37,280
Thomas J. Jezierny..         --          --                --               --        20,469 /  8,461         274,776 /  87,150
Thomas L. Joaquin...         --          --                --               --         1,500 /  4,657          12,068 /  37,280
Edward Y. Hirata....         --          --                --               --         4,500 /  4,657          19,883 /  37,280

(1) All options were in the money (where the option price is less than the closing price on December 31, 1997). Value based on closing price of $40.875 per share on the New York Stock Exchange on December 31, 1997.

LONG-TERM INCENTIVE PLAN AWARDS TABLE
-------------------------------------

A Long-Term Incentive Plan award made to Mr. May in 1997 was the only such award made to the named executive officers in the HECO Summary Compensation Table. Additional information required under this item is incorporated by reference to page 16 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

PENSION PLAN
------------

The Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (the Retirement Plan) provides a monthly retirement pension for life. Additional information required under this item is incorporated by reference to "Pension Plans" on pages 17 and 18 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998. As of December 31, 1997, the named executive officers in the HECO Summary Compensation Table had the following number of years of credited service under the Retirement Plan: Mr. May, 5 years; Mr. Oyer, 31 years: Mr. Jezierny, 27 years; Mr. Joaquin, 24 years; and Mr. Hirata, 11 years.

CHANGE-IN-CONTROL AGREEMENTS
----------------------------

Mr. May is the only named executive officer in the HECO Summary Compensation Table with whom HEI has a currently applicable Change-in-Control Agreement. Additional information required under this item is incorporated by reference to "Change-in-Control Agreements" on pages 18 and 19 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

EXECUTIVE MANAGEMENT COMPENSATION
---------------------------------

Decisions on executive compensation for the named HECO executive officers are made by the HEI Compensation Committee which is composed of six independent nonemployee directors. All decisions by the Committee concerning HECO officers are reviewed and approved by the full HEI Board of Directors as well as the HECO Board of Directors.

HECO BOARD OF DIRECTORS
-----------------------

Committees of the HECO Board
----------------------------

During 1997, the Board of Directors of HECO had only one standing committee, the Audit Committee, which was comprised of three nonemployee directors: Edwin L. Carter, Chairman, Diane J. Plotts and Paul C. Yuen. The Audit Committee holds such meetings as it deems advisable to review the financial operations of HECO. In 1997, the Audit Committee held five meetings to review with management, the internal auditor and HECO's independent auditors the activities of the internal auditor, the results of the annual audit by the independent auditors and the financial statements which are included in HECO's 1997 Annual Report to Stockholder.

Remuneration of HECO Directors and attendance at meetings
---------------------------------------------------------

In 1997, Paul C. Yuen and Anne M. Takabuki were the only nonemployee directors of HECO who were not also directors of HEI. They were each paid a retainer of $20,000, 60% of which was distributed in the common stock of HEI pursuant to the HEI Nonemployee Director Stock Plan and 40% of which was distributed in cash. The number of shares of stock distributed was based on a share price of $33.3125, which is equal to the average high and low sales prices of HEI common stock on April 25, 1997, with a cash payment made in lieu of any fractional share. The nonemployee directors of HECO who were also nonemployee directors of HEI did not receive a separate retainer from HECO. In addition, a fee of $700 was paid in cash to each nonemployee director (including nonemployee directors of HECO who are also nonemployee directors of HEI) for each Board and Committee meeting attended by the director. The Chairman of the HECO Audit Committee was paid an additional $100 for each Committee meeting attended. Employee members of the Board of Directors are not compensated for attendance at any meeting of the Board or Committees of the Board.

In 1997, there were five regular bi-monthly meetings, two joint meetings and one special meeting of the HECO Board of Directors. All incumbent directors attended at least 75% of the combined total number of meetings of the Board and Committees on which they served.

At the meeting of the HEI Board of Directors on December 17, 1996, the HEI Board voted to terminate the Nonemployee Director Retirement Plan referenced on page 9 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998, and pay the present value of the accrued retirement benefits to directors age 55 and under or with 5 years of service or less (Dr. Yuen) as of April 22, 1997, on the basis of 60% HEI Common Stock and 40% cash. A discount rate of 6.5% was used in the calculation of the present value and it was assumed that the current nonemployee director's accrued benefits would commence at the mandatory retirement age of 72. The total present value of Dr. Yuen's accrued benefits was $33,415, of which the cash portion was paid on January 30, 1997, and the stock portion was invested in Dr. Yuen's HEI Dividend Reinvestment and Stock Purchase Plan account on February 28, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

HEI:

The information required under this item is incorporated by reference to pages 11 and 12 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

HECO:

HEI owns all of the common stock of HECO, which is HECO's only class of voting securities. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

The following table shows the shares of HEI common stock beneficially owned by each HECO director (other than those who are also directors of HEI), named HECO executive officers as listed in the Summary Compensation Table on pages 42 and 43 and by HECO directors and officers as a group, as of February 18, 1998, based on information furnished by the respective individuals.

                                                              Amount of Common Stock and Nature of
Name of Individual or Group                                           Beneficial Ownership
----------------------------------------------------------------------------------------------------
                                                                                             Total
                                                                                          ----------
Directors
---------
Paul A. Oyer*                                                         1,203   (a)
                                                                      9,051   (d)             10,254
                                                        -------------------

Anne M. Takabuki                                                        419   (a)                419
                                                        -------------------

Paul C. Yuen                                                          1,012   (a)
                                                                      1,069   (b)              2,081
                                                        -------------------

Other named executive officers
------------------------------
Thomas J. Jezierny                                                    3,473   (a)
                                                                     24,109   (d)             27,582
                                                        -------------------


Thomas L. Joaquin                                                     3,460   (a)
                                                                         26   (b)
                                                                         23   (c)
                                                                      3,051   (d)              6,560
                                                        -------------------

Edward Y. Hirata                                                      5,118   (a)
                                                                      6,051   (d)             11,169
                                                        -------------------

All directors and executive officers                                 40,471   (a)
as a group (18 persons)                                              13,548   (b)
                                                                        517   (c)
                                                                    196,524   (d)            251,060**
                                                        -------------------

* Also a named executive officer listed in the Summary Compensation Table on pages 49 and 43.
** HECO directors Carter, Clarke, Henderson, May and Plotts, who also serve on the HEI Board of Directors, are not shown separately, but are included in the total amount. The information required as to these directors is incorporated by reference to page 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998. Messrs. Clarke and May are also named executive officers listed in the Summary Compensation Table incorporated by reference to pages 13 and 14 of the above-referenced Definitive Proxy

     Statement of HEI. The number of shares of common stock beneficially owned by any HECO director or by all HECO directors and officers as a group does not exceed 1% of the outstanding common stock of HEI.

(a)  Sole voting and investment power.
(b) Shared voting and investment power (shares registered in name of respective individual and spouse).
(c) Shares owned by spouse, children or other relatives sharing the home of the director or an officer in the group and in which personal interest of the director or officer is disclaimed.
(d) Stock options, including accompanying dividend equivalents shares, exercisable within 60 days after February 18, 1998, under the 1987 Stock Option and Incentive Plan, as amended in 1992 and 1996.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEI:

The information required under this item is incorporated by reference to pages 24 to 25 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

HECO:

The information required under this item is incorporated by reference to pages 24 to 25 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 28, 1998.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

The following financial statements contained in HEI's 1997 Annual Report to Stockholders and HECO's 1997 Annual Report to Stockholder, portions of which are filed by HEI as Exhibit 13 and, portions of which are filed by HECO as Exhibit 13, respectively, are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                                                               1997 Annual Report to
                                                                              Stockholder(s) (Page/s)
                                                                        ---------------------------------
                                                                               HEI               HECO
   ------------------------------------------------------------------------------------------------------

      Independent Auditors' Report......................................            40                 34
      Consolidated Statements of Income, Years ended December 31, 1997,
        1996 and 1995...................................................            41                 12
      Consolidated Statements of Retained Earnings, Years ended
        December 31, 1997, 1996 and 1995................................            41                 12
      Consolidated Balance Sheets, December 31, 1997 and 1996...........            42                 13
      Consolidated Statements of Capitalization,
        December 31, 1997 and 1996......................................            na              14-15
      Consolidated Statements of Cash Flows, Years ended December 31,
        1997, 1996 and 1995.............................................            43                 16
      Notes to Consolidated Financial Statements........................     26, 44-65              17-33

(A)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules for HEI and HECO are included in this Report on the pages indicated below:

                                                                                  Page/s in Form 10-K
                                                                          ---------------------------------
                                                                                 HEI               HECO
   --------------------------------------------------------------------------------------------------------

      Independent Auditors' Report                                                    56                 57
      Schedule II      Condensed Financial Information of Registrant,
                       Hawaiian Electric Industries, Inc. (Parent
                       Company) as of December 31, 1997 and 1996 and
                       Years ended December 31, 1997, 1996 and 1995.......         58-60                 na
      Schedule V       Valuation and Qualifying Accounts, Years ended
                       December 31, 1997, 1996 and 1995...................            61                 61


Certain Schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes included in HEI's 1997 Annual Report to Stockholders and HECO's 1997 Annual Report to Stockholder, which financial statements are incorporated herein by reference.

(A)(3)  EXHIBITS

Exhibits for HEI and HECO and their subsidiaries are listed in the "Index to Exhibits" found on pages 62 through 70 of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings "HEI" and "HECO," respectively, except that the exhibits listed under "HECO" are also considered exhibits for HEI.

(B)  REPORTS ON FORM 8-K

HEI AND HECO:

During the fourth quarter of 1997, HEI and HECO filed a Form 8-K, dated October 16, 1997, under Item 5, which included HEI's October 16, 1997 news release reporting third quarter 1997 earnings. During the fourth quarter of 1997, HEI filed a Form 8-K, dated December 6, 1997, under Items 2 and 7, which included the purchase and assumption agreement with BoA.

On January 30, 1998, HEI filed a Form 8-K/A, dated December 6, 1997, under Item 7, which included financial statements and pro forma financial information relating to ASB's acquisition of most of the Hawaii operations of BoA. On March 2, 1998, HEI and HECO filed a Form 8-K, dated February 27, 1998, under Item 7, which included portions of HEI's 1997 Annual Report to Stockholders and HECO's 1997 Annual Report to Stockholder. On March 11, 1998, HEI and HECO filed a Form 8-K, dated March 2, 1998, under Item 5, which updated the following: "PUC show cause order for HECO," "HELCO power situation," "Property damage reserve" and "Competition."

[KPMG Peat Marwick letterhead]



                          Independent Auditors' Report
                          ----------------------------




The Board of Directors
  and Stockholders
Hawaiian Electric Industries, Inc.:

Under date of January 19, 1998, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 19, 1998

[KPMG Peat Marwick letterhead]



                          Independent Auditors' Report
                          ----------------------------




The Board of Directors
  and Stockholder
Hawaiian Electric Company, Inc.:

Under date of January 19, 1998, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a wholly owned subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholder. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
January 19, 1998

                       Hawaiian Electric Industries, Inc.
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                 December 31,
                                                                    -----------------------------------
(in thousands)                                                              1997              1996
-------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents................................................        $      416       $    1,161
Advances to and notes receivable from subsidiaries..................            25,459           40,455
Accounts receivable.................................................             1,315            2,135
Other investments...................................................               810              810
Property, plant and equipment, net..................................             3,288            3,177
Other assets........................................................             4,182            2,933
Investment in wholly owned subsidiaries, at equity..................         1,245,415        1,021,115
                                                                    -----------------------------------
                                                                            $1,280,885       $1,071,786
                                                                    ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................................................        $    3,555       $    7,231
Notes payable to subsidiaries.......................................             3,181               --
Commercial paper....................................................           189,482           87,600
Long-term debt......................................................           160,000          191,500
Loan from HEI Preferred Funding, LP (8.36% due in 2017).............           103,000               --
Deferred income taxes...............................................             1,374            3,055
Unamortized tax credits.............................................               117               30
Other...............................................................             5,495            9,518
                                                                    -----------------------------------
                                                                               466,204          298,934
                                                                    -----------------------------------
Stockholders' equity
Common stock........................................................           654,819          622,945
Retained earnings...................................................           159,862          149,907
                                                                    -----------------------------------
                                                                               814,681          772,852
                                                                    -----------------------------------
                                                                            $1,280,885       $1,071,786
                                                                    ===================================

Note to Balance Sheets
----------------------
Long-term debt consisted of the following:
Promissory notes, 6.3% - 7.1%, due in various years through 2012....        $   96,000       $  127,000
Promissory notes, 8.2% - 8.7%, due in various years through 2011....            29,000           29,500
Promissory note, variable rate (6.325% at December 31, 1997) due
 1999...............................................................            35,000           35,000
                                                                    -----------------------------------
                                                                            $  160,000       $  191,500
                                                                    ===================================

As of December 31, 1997, HEI guaranteed its subsidiary and affiliate nonintercompany debt of $7 million.

The aggregate payments of principal required on long-term debt and a loan from HEI Preferred Funding, LP subsequent to December 31, 1997 are $1 million in 1998, $41 million in 1999, $11 million in 2000, $23 million in 2001 and $5 million in 2002.

                       Hawaiian Electric Industries, Inc.
    SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Years ended December 31,
                                                    ----------------------------------------------------
(in thousands)                                              1997              1996             1995
--------------------------------------------------------------------------------------------------------
REVENUES............................................          $  2,468          $ 2,731          $ 2,923

Equity in income of subsidiaries....................            99,093           93,488           89,198
                                                    ----------------------------------------------------
                                                               101,561           96,219           92,121
                                                    ----------------------------------------------------

EXPENSES:

Operating, administrative and general...............             7,661            8,639            7,543

Depreciation and amortization of property,
   plant and equipment..............................               864              651              491

Taxes, other than income taxes......................               300              325              282
                                                    ----------------------------------------------------
                                                                 8,825            9,615            8,316
                                                    ----------------------------------------------------
                                                                92,736           86,604           83,805

Interest expense....................................            22,822           18,103           17,922
                                                    ----------------------------------------------------


INCOME BEFORE INCOME TAX BENEFIT....................            69,914           68,501           65,883

Income tax benefit..................................            16,528           10,157           11,610
                                                    ----------------------------------------------------
NET INCOME..........................................          $ 86,442          $78,658          $77,493
                                                    ====================================================

                       Hawaiian Electric Industries, Inc.
    SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Years ended December 31,
                                                                    -----------------------------------------------
(in thousands)                                                             1997            1996            1995
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................      $  86,442        $ 78,658        $ 77,493
Adjustments to reconcile net income to net cash provided by
 operating activities
  Equity in income of subsidiaries..................................        (99,093)        (93,488)        (89,198)
  Dividends/distributions received from subsidiaries................         72,762          67,972          51,435
  Depreciation and amortization of property, plant and equipment....            864             651             491
  Other amortization................................................            183             288             239
  Deferred income taxes and tax credits, net........................         (3,433)             (9)         (1,236)
  Changes in assets and liabilities
     Decrease in accounts receivable................................            820             269             161
     Increase (decrease) in accounts payable........................         (3,676)             79          (2,094)
     Changes in other assets and liabilities........................         (3,615)            711           1,880
                                                                    -----------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...........................         51,254          55,131          39,171
                                                                    -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in advances to and notes receivable from
 subsidiaries.......................................................         14,996             121         (12,880)
Capital expenditures................................................           (975)         (1,401)           (488)
Additional investments in subsidiaries..............................       (203,703)        (28,100)        (39,610)
                                                                    -----------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES...............................       (189,682)        (29,380)        (52,978)
                                                                    -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in notes payable to subsidiaries with
 original maturities of three months or less........................          3,181              --          (2,293)
Net increase in commercial paper....................................        101,882          42,207          32,643
Proceeds from issuance of long-term debt............................         19,000          10,000          30,000
Repayment of long-term debt.........................................        (50,500)        (42,000)        (16,000)
Loan from HEI Preferred Funding, LP.................................        103,000              --              --
Net proceeds from issuance of common stock..........................         22,919          19,818          19,322
Common stock dividends..............................................        (61,799)        (55,288)        (49,415)
                                                                    -----------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.................        137,683         (25,263)         14,257
                                                                    -----------------------------------------------

Net increase (decrease) in cash and equivalents.....................           (745)            488             450
Cash and equivalents, beginning of year.............................          1,161             673             223
                                                                    -----------------------------------------------
CASH AND EQUIVALENTS, END OF YEAR...................................      $     416        $  1,161        $    673
                                                                    ===============================================

Supplemental disclosures of noncash activities:
  In 1997, 1996 and 1995, $1.0 million, $1.1 million and $1.3 million, respectively, of HEI advances to HEIDI were converted to equity in a noncash transaction.
  Common stock dividends reinvested by stockholders in HEI common stock in noncash transactions amounted to $15 million in 1997, $18 million in 1996 and $20 million in 1995.

                       Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
               SCHEDULE V  --  VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1997, 1996 and 1995

---------------------------------------------------------------------------------------------------------------------------------
              Col. A                        Col. B                      Col. C                       Col. D             Col. E
---------------------------------------------------------------------------------------------------------------------------------

(in thousands)                                                     Additions
                                                        --------------------------------
                                            Balance
                                              at
                                           beginning       Charged to                                                Balance at
                                              of            costs and        Charged to                                end of
Description                                 period          expenses       other accounts         Deductions           period
---------------------------------------------------------------------------------------------------------------------------------
              1997
              ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company, Inc.
  and subsidiaries.................   $        1,167    $        2,850    $        1,256       $       3,988       $        1,285
 Other companies...................            1,433               653                --                  83                2,003
                                       -------------    --------------    --------------       -------------       --------------
                                      $        2,600    $        3,503    $        1,256(a)    $       4,071(b)    $        3,288
                                       =============    ==============    ==============       =============       ==============
Allowance for uncollectible
 interest (ASB)....................   $        2,272    $        2,166    $           --       $          --       $        4,438
                                       =============    ==============    ==============       =============       ==============
Allowance for losses for loans
 receivable (ASB)..................   $       19,205    $        6,934    $  6,656(c)          $  2,845(b)         $       29,950
                                       =============    ==============    ==============       =============       ==============

              1996
              ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company, Inc.
  and subsidiaries.................   $        1,101    $        2,591    $        1,310       $       3,835       $        1,167
 Other companies...................              642               846                 7                  62                1,433
                                       -------------    --------------    --------------       -------------       --------------
                                      $        1,743    $        3,437    $        1,317(a)    $       3,897(b)    $        2,600
                                       =============    ==============    ==============       =============       ==============
Allowance for uncollectible
 interest (ASB)....................   $        1,273    $          999    $           --       $          --       $        2,272
                                       =============    ==============    ==============       =============       ==============
Allowance for losses for loans
 receivable (ASB)..................   $       12,916    $        7,631    $          106(a)    $       1,448(b)    $       19,205
                                       =============    ==============    ==============       =============       ==============

              1995
              ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company, Inc.
  and subsidiaries.................   $        1,136    $        2,492    $        1,266       $       3,793       $        1,101
 Other companies...................              280               400                --                  38                  642
                                       -------------    --------------    --------------       -------------       --------------
                                      $        1,416    $        2,892    $        1,266(a)    $       3,831(b)    $        1,743
                                       =============    ==============    ==============       =============       ==============
Allowance for uncollectible
 interest (ASB)....................   $        1,101    $          172    $           --       $          --       $        1,273
                                       =============    ==============    ==============       =============       ==============
Allowance for losses for loans
 receivable (ASB)..................   $        8,793    $        4,887    $          392(a)    $       1,156(b)    $       12,916
                                       =============    ==============    ==============       =============       ==============

(a)  Primarily bad debts recovered.
(b)  Bad debts charged off.
(c)  Primarily related to loans receivable acquired from BoA.

                               INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Shareholder Services Division, P.O. Box 730, Honolulu, Hawaii 96808-0730.

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------

HEI:
----------------
  3(i).1           HEI's Restated Articles of Incorporation (Exhibit 4(b) to Registration No. 33-7895).

  3(i).2           Articles of Amendment of HEI filed June 30, 1990 (Exhibit 4(b) to Registration
                   No. 33-40813).

 *3(i).3           Statement of Issuance of Shares of Preferred or Special Classes in Series for HEI
                   Series A Junior Participating Preferred Stock filed October 28, 1997.

  3(ii)            HEI's Restated By-Laws (Exhibit 3(ii) to Form 10-Q for the quarter ended September
                   30, 1997).

  4.1              Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries (Exhibit 4.1 to HEI's Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

  4.2              Rights Agreement, dated as of October 28, 1997, between HEI and Continental Stock
                   Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the
                   Form of Rights Certificates (Exhibit 1 to HEI's Form 8-A, dated October 28, 1997,
                   File No. 1-8503).

  4.3              Indenture, dated as of October 15, 1988, between HEI and Citibank, N.A., as Trustee
                   (Exhibit 4 to Registration No. 33-25216).

  4.4              First Supplemental Indenture dated as of June 1, 1993 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4(a) to HEI's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1993, File No. 1-8503).

  4.5              Pricing Supplements Nos. 1 through 9 to the Registration Statement on Form S-3 of HEI
                   (Registration No. 33-58820) filed in connection with the sale of Medium-Term Notes,
                   Series B (Exhibit 4(b) to HEI's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1993, File No. 1-8503).

  4.5(a)           Pricing Supplement No. 10 to Registration Statement on Form S-3 of HEI (Registration
                   No. 33-58820) filed in connection with the sale of Medium-Term Notes, Series B
                   (Exhibit 4.7 to HEI's Annual Report on Form 10-K for the fiscal year ended December
                   31, 1994, File No. 1-8503).

  4.5(b)           Pricing Supplement No. 11 to Registration Statement on Form S-3 of HEI (Registration
                   No. 33-58820) filed on December 1, 1995 in connection with the sale of Medium-Term
                   Notes, Series B (Exhibit 4.8 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-8503).

  4.5(c)           Pricing Supplement No. 12 to Registration Statement on Form S-3 of HEI (Registration
                   No. 33-58820) filed on February 12, 1996 in connection with the sale of Medium-Term
                   Notes, Series B (Exhibit 4.9 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-8503).

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
  4.5(d)           Pricing Supplements Nos. 13 through 14 to Registration Statement on Form S-3 of HEI
                   (Registration No. 33-58820) filed on September 26, 1997 in connection with the sale of Medium-Term Notes, Series B.

  4.5(e)           Pricing Supplement No. 15 to Registration Statement on Form S-3 of HEI (Registration
                   No. 33-58820) filed on September 29, 1997 in connection with the sale of Medium-Term
                   Notes, Series B.

  4.5(f)           Pricing Supplement No. 16 to Registration Statement on Form S-3 of HEI (Registration
                   No. 33-58820) filed on September 30, 1997 in connection with the sale of Medium-Term
                   Notes, Series B.

  4.5(g)           Pricing Supplement No. 17 to Registration Statement on Form S-3 of HEI (Registration
                   No. 33-58820) filed on October 2, 1997 in connection with the sale of Medium-Term
                   Notes, Series B.

  4.5(h)           Pricing Supplement No. 18 to Registration Statement on Form S-3 of HEI (Registration
                   No. 33-58820) filed on February 5, 1998 in connection with the sale of Medium-Term
                   Notes, Series B.

  4.5(i)           Pricing Supplement No. 19 to Registration Statement on Form S-3 of HEI (Registration
                   No. 33-58820) filed on February 6, 1998 in connection with the sale of Medium-Term
                   Notes, Series B.

  4.5(j)           Pricing Supplement No. 20 to Registration Statement on Form S-3 of HEI (Registration
                   No. 33-58820) filed on February 6, 1998 in connection with the sale of Medium-Term
                   Notes, Series B.

  4.5(k)           Pricing Supplement No. 21 to Registration Statement on Form S-3 of HEI (Registration
                   No. 33-58820) filed on February 12, 1998 in connection with the sale of Medium-Term
                   Notes, Series B.

  4.6              Purchase Agreement dated March 7, 1991 among HEI and the Purchasers named therein, together with the Notes issued to such Purchasers, each dated March 7, 1991, pursuant to the Purchase Agreement (Exhibit 4.5 to HEI's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

  4.7              Composite conformed copy of the Note Purchase Agreement dated as of December 16, 1991 among HEI and the Purchasers named therein (Exhibit 4.6 to HEI's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

  4.8              Amended and Restated Agreement of Limited Partnership of the Partnership dated as of
                   February 1, 1997 (Exhibit 4(e) to HEI's Current Report on Form 8-K dated February 4,
                   1997, File No. 1-8503).

  4.9              Amended and Restated Trust Agreement of Hawaiian Electric Industries Capital Trust I
                   (HEI Trust I) dated as of February 1, 1997 (Exhibit 4(f) to HEI's Current Report on
                   Form 8-K dated February 4, 1997, File No. 1-8503).

  4.10             Junior Indenture between HEI and The Bank of New York, as Trustee, dated as of
                   February 1, 1997 (Exhibit 4(i) to HEI's Current Report on Form 8-K dated February 4,
                   1997, File No. 1-8503).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
  4.11             Officers' Certificate in connection with issuance of 8.36% Junior Subordinated
                   Debenture, Series A, Due 2017 under Junior Indenture of HEI (Exhibit 4(l) to HEI's
                   Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

  4.12             8.36% Trust Originated Preferred Security (Liquidation Amount $25 Per Trust Preferred
                   Security) of HEI Trust I (Exhibit 4(m) to HEI's Current Report on Form 8-K dated
                   February 4, 1997, File No. 1-8503).

  4.13             8.36% Junior Subordinated Debenture Series A, Due 2017, of HEI (Exhibit 4(n) to HEI's
                   Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

  4.14             Trust Preferred Securities Guarantee Agreement with respect to HEI Trust I dated as of February 1, 1997 (Exhibit 4(o) to HEI's Current Report on Form 8-K dated February
                   4, 1997, File No. 1-8503).

  4.15             Partnership Guarantee Agreement with respect to the Partnership dated as of February
                   1, 1997 (Exhibit 4(p) to HEI's Current Report on Form 8-K dated February 4, 1997,
                   File No. 1-8503).

  4.16             Affiliate Investment Instruments Guarantee Agreement with respect to 8.36% Junior
                   Subordinated Debenture of HEIDI dated as of February 1, 1997 (Exhibit 4(q) to HEI's
                   Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

  4.17             Certificate Evidencing Trust Common Securities of HEI Trust I dated February 4, 1997
                   (Exhibit 4.12 to the Quarterly Report on Form 10-Q of HEI Trust I and the
                   Partnership, File No. 1-8503-02, for the quarter ended March 31, 1997).

  4.18             Certificate Evidencing Partnership Preferred Securities of the Partnership dated
                   February 4, 1997 (Exhibit 4.13 to the Quarterly Report on Form 10-Q of HEI Trust I
                   and the Partnership, File No. 1-8503-02, for the quarter ended March 31, 1997).

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

  10.5             1987 Stock Option and Incentive Plan of HEI as amended and restated effective
                   February 20, 1996 (Exhibit A to Proxy Statement of HEI, dated March 8, 1996, for the
                   Annual Meeting of Stockholders, File No. 1-8503).

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
  10.6             HEI Long-Term Incentive Plan (Exhibit 10.11 to HEI's Annual Report on Form 10-K
                   for the fiscal year ended December 31, 1988, File No. 1-8503).

  10.7             HEI Supplemental Executive Retirement Plan effective January 1, 1990 (Exhibit 10.9 to
                   HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File
                   No. 1-8503).

  10.8             HEI Excess Benefit Plan (Exhibit 10.13 (Exhibit A) to HEI's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

  10.9             Change-in-Control Agreement (Exhibit 10.14 to HEI's Annual Report on Form 10-K
                   for the fiscal year ended December 31, 1989, File No. 1-8503).

  10.10            Nonemployee Director Retirement Plan, effective as of October 1, 1989 (Exhibit 10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989,
                   File No. 1-8503).

  10.11            HEI 1990 Nonemployee Director Stock Plan (Exhibit 10(a) to HEI's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 1990, File No. 1-8503).

  10.12            HEI Nonemployee Directors' Deferred Compensation Plan (Exhibit 10.14 to HEI's Annual
                   Report on Form 10-K for the fiscal year ended December 31, 1990,
                   File No. 1-8503).

  10.13            HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit
                   10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31,
                   1991, File No. 1-8503).

  10.14            Settlement Agreement and General Release made and entered into on February 10, 1994, by and between the Insurance Commissioner as Rehabilitator/Liquidator, HIG and its
                   subsidiaries, the Hawaii Insurance Guaranty Association, HEI, HEIDI and others.
                   (Exhibit 10.20 to HEI's Annual Report on Form 10-K for the fiscal year ended December
                   31, 1993, File No. 1-8503).

 *11               Computation of Earnings per Share of Common Stock. Filed herein as page 71.

 *12.1             Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 72 and 73.

  13               Pages 25 to 66 of HEI's 1997 Annual Report to Stockholders (with the exception of the data incorporated by reference in Part I, Part II, Part III and Part IV, no other data appearing in the 1997 Annual Report to Stockholders is to be deemed filed as part of this Form 10-K Annual Report) (HEI Exhibit 13.1 to HEI's Current Report on Form 8-K
                   dated February 27, 1998, File No. 1-8503).

 *21.1             Subsidiaries of HEI. Filed herein as page 75.

 *23               Accountants' Consent. Filed herein as page 77.

 *27.1             HEI and subsidiaries financial data schedule, December 31, 1997 and year ended
                   December 31, 1997.

 *27.1(a)          HEI and subsidiaries restated financial data schedule, December 31, 1996 and year ended December 31, 1996.

 *27.1(b)          HEI and subsidiaries restated financial data schedule, December 31, 1995 and year ended December 31, 1995.

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
  *99.1            HEI Dividend Reinvestment and Stock Purchase Plan (as amended through February 2,
                   1998).

  *99.2            Eighth Amendment to Trust Agreement, made and entered into on February 27, 1998,
                   Between Fidelity Management Trust Company and HEI for the Hawaiian Electric
                   Industries Retirement Savings Plan for incorporation by reference in the Registration
                   Statement on Form S-8 (Regis. No. 333-02103).

HECO:
----------------
  3(i).1           HECO's Certificate of Amendment of Articles of Incorporation (filed June 30, 1987)
                   (Exhibit 3.1 to HECO's Annual Report on Form 10-K for the fiscal year ended December
                   31, 1988, File No. 1-4955).

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

  4.6              Amended and Restated Trust Agreement of HECO Capital Trust I (HECO Trust I) dated as of March 1, 1997 (Exhibit 4(c) to HECO's Current Report on Form 8-K dated March 27,
                   1997, File No. 1-4955).

  4.7              HECO Junior Indenture with The Bank of New York, as Trustee, dated as of March 1,
                   1997 (Exhibit 4(d) to HECO's Current Report on Form 8-K dated March 27, 1997, File
                   No. 1-4955).

  4.8              8.05% Cumulative Quarterly Income Preferred Security (liquidation preference $25 per preferred security) of HECO Trust I (Exhibit 4(e) to HECO's Current Report on Form
                   8-K dated March 27, 1997, File No. 1-4955).

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
  4.9              8.05% Junior Subordinated Deferrable Interest Debenture, Series 1997 of HECO (Exhibit
                   4(f) to HECO's Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

  4.10             Trust Guarantee Agreement with respect to HECO Trust I dated as of March 1, 1997
                   (Exhibit 4(g) to HECO's Current Report on Form 8-K dated March 27, 1997, File No.
                   1-4955).

  4.11             MECO Junior Indenture with The Bank of New York, as Trustee, including HECO
                   Subsidiary Guarantee, dated as of March 1, 1997 (with the form of MECO's 8.05% Junior
                   Subordinated Deferrable Interest Debenture, Series 1997 included as Exhibit A)
                   (Exhibit 4(h)-1 to HECO's Current Report on Form 8-K dated March 27, 1997, File No.
                   1-4955).

  4.12             HELCO Junior Indenture with The Bank of New York, as Trustee, including HECO
                   Subsidiary Guarantee, dated as of March 1, 1997 (with the form of HELCO's 8.05%
                   Junior Subordinated Deferrable Interest Debenture, Series 1997 included as Exhibit A)
                   (Exhibit 4(h)-2 to HECO's Current Report on Form 8-K dated March 27, 1997, File No.
                   1-4955).

  4.13             Agreement as to Expenses and Liabilities among HECO Trust I, HECO, MECO and HELCO
                   (Exhibit 4(i) to HECO's Current Report on Form 8-K dated March 27, 1997, File No.
                   1-4955).

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

  10.1(d)          Amendment No. 3 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated December 10, 1991 (Exhibit 10.2(e) to HECO's Annual Report on Form 10-K for the
                   fiscal year ended December 31, 1991, File No. 1-4955).

  10.2             Power Purchase Agreement between AES Barbers Point, Inc. and HECO, entered into on
                   March 25, 1988 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, File No. 1-4955).

  10.2(a)          Agreement between HECO and AES Barbers Point, Inc., pursuant to letters dated May 10,
                   1988 and April 20, 1988 (Exhibit 10.4 to HECO's Annual Report on
                   Form 10-K for fiscal year ended December 31, 1988, File No. 1-4955).

  10.2(b)          Amendment No. 1, entered into as of August 28, 1988, to Power Purchase Agreement between AES Barbers Point, Inc. and HECO (Exhibit 10 to HECO's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 1989, File No. 1-4955).


EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
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

 *10.4(c)          Letter agreement dated December 11, 1997 to Extend Term of Amended and Restated Power
                   Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian
                   Commercial & Sugar Company, and MECO dated November 30, 1989, as Amended on November
                   1, 1990.

  10.5             Purchase Power Contract between HELCO and Thermal Power Company dated March 24, 1986
                   (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1989, File No. 1-4955).

  10.5(a)          Firm Capacity Amendment between HELCO and Puna Geothermal Venture (assignee of AMOR
                   VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase
                   Power Contract between HELCO and Thermal Power Company dated March 24, 1986 (Exhibit
                   10(b) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989,
                   File No. 1-4955).

 *10.5(b)          Amendment made in October 1993 to Purchase Power Contract between HELCO and Puna
                   Geothermal Venture dated March 24, 1986, as amended.

 *10.5(c)          Third Amendment dated March 7, 1995 to the Purchase Power Contract between HELCO and
                   Puna Geothermal Venture dated March 24, 1986, as amended.

  10.5(d)          Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase
                   Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

  10.6             Purchase Power Contract between HECO and the City and County of Honolulu dated March
                   10, 1986 (Exhibit 10.9 to HECO's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1989, File No. 1-4955).

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
  10.6(a)          Firm Capacity Amendment, dated April 8, 1991, to Purchase Power Contract, dated March
                   10, 1986, by and between HECO and the City & County of Honolulu (Exhibit 10 to HECO's
                   Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 1-4955).

 *10.6(b)          Amendment No. 2 to Purchase Power Contract Between HECO and City and County of
                   Honolulu dated March 10, 1986.

 *10.7             Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22,
                   1997. The following attachments were omitted from Exhibit no. 10.7: Attachment C,
                   "Selected portions of the North American Electric Reliability Council Generating
                   Availability Data System Data Reporting Instructions dated October 1996" and
                   Attachment E, "Form of the Interconnection Agreement between Encogen Hawaii, L.P. and
                   HELCO" - provided in final form as Exhibit 10.7(a).

 *10.7(a)          Interconnection Agreement between Encogen Hawaii, L.P. and HELCO dated October 22,
                   1997.

 *10.8             Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO dated as of
                   November 14, 1997 (confidential treatment has been requested for portions of this exhibit).

 *10.9             Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between
                   Chevron and HECO, MECO, HELCO, HTB and YB dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit).

 *10.10            Facilities and Operating Contract by and between Chevron and HECO dated as of
                   November 14, 1997 (confidential treatment has been requested for portions of this exhibit).

 *10.11            Low Sulfur Fuel Oil Supply Contract by and between BHP and HECO dated as of November
                   14, 1997 (confidential treatment has been requested for portions of this exhibit).

 *10.12            Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between BHP and HECO, MECO and HELCO dated November 14, 1997 (confidential treatment has been requested for portions of this exhibit).

  10.13            Contract of private carriage by and between HITI and HELCO dated November 10, 1993
                   (Exhibit 10.13 to HECO's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1993, File No. 1-4955).

 *10.13(a)         Extension, dated December 1, 1997, of the contract of private carriage by and between
                   HITI and HELCO dated November 10, 1993.

  10.14            Contract of private carriage by and between HITI and MECO dated November 12, 1993
                   (Exhibit 10.14 to HECO's Annual Report on Form 10-K for the fiscal year ended
                   December 1, 1993, File No. 1-4955).

 *10.14(a)         Extension, dated December 1, 1997, of the contract of private carriage by and between
                   HITI and MECO dated November 12, 1993.

  10.15            HECO Nonemployee Directors' Deferred Compensation Plan (Exhibit 10.16 to HECO's
                   Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No.
                   1-4955).

EXHIBIT NO.                                      DESCRIPTION
-----------                                      -----------
   10.16           HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit
                   10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31,
                   1991, File No. 1-8503).

   11              Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's 1997
                   Annual Report to Stockholder attached as HECO Exhibit 13 hereto.

  *12.2            Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 74.

   13              Pages 2 to 34 and 36 of HECO's 1997 Annual Report to Stockholder (with the exception of the data incorporated by reference in Part I, Part II, Part III and Part IV, no other data appearing in the 1997 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report) (HECO Exhibit 13.2 to HECO's Current Report
                   on Form 8-K dated February 27, 1998, File No. 1-4955).

  *21.2            Subsidiaries of HECO. Filed herein as page 76.

  *27.2            HECO and subsidiaries financial data schedule, December 31, 1997 and year ended
                   December 31, 1997.

  *99.2            Reconciliation of electric utility operating income per HEI and HECO Consolidated
                   Statements of Income. Filed herein as page 78.

                                                                  HEI Exhibit 11


                       Hawaiian Electric Industries, Inc.
                       COMPUTATION OF EARNINGS PER SHARE
                                OF COMMON STOCK
            Years ended December 31, 1997, 1996, 1995, 1994 and 1993



(in thousands,
except per share amounts)          1997               1996               1995               1994                1993
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)

Continuing operations.......        $86,442            $78,658            $77,493            $73,030            $ 61,684
Discontinued operations.....             --                 --                 --                 --             (13,025)
                            ---------------    ---------------    ---------------    ---------------    ----------------
                                    $86,442            $78,658            $77,493            $73,030            $ 48,659
                            ===============    ===============    ===============    ===============    ================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING..         31,375             30,310             29,187             28,137              25,938
                            ===============    ===============    ===============    ===============    ================
ADJUSTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
 OUTSTANDING................         31,470             30,388             29,248             28,193              25,989
                            ===============    ===============    ===============    ===============    ================

BASIC EARNINGS (LOSS) PER
 COMMON SHARE

Continuing operations.......        $  2.76            $  2.60            $  2.66            $  2.60            $   2.38
Discontinued operations.....             --                 --                 --                 --               (0.50)
                            ---------------    ---------------    ---------------    ---------------    ----------------
                                    $  2.76            $  2.60            $  2.66            $  2.60            $   1.88
                            ===============    ===============    ===============    ===============    ================

DILUTED EARNINGS (LOSS) PER
 COMMON SHARE

Continuing operations.......        $  2.75            $  2.59            $  2.65            $  2.59            $   2.37
Discontinued operations.....             --                 --                 --                 --               (0.50)
                            ---------------    ---------------    ---------------    ---------------    ----------------
                                    $  2.75            $  2.59            $  2.65            $  2.59            $   1.87
                            ===============    ===============    ===============    ===============    ================

                                                  HEI Exhibit 12.1 (page 1 of 2)


                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1997, 1996, 1995, 1994 and 1993



                                              1997                          1996                           1995
                                    ------------------------      -------------------------      ------------------------
(dollars in thousands)                 (1)            (2)            (1)             (2)            (1)             (2)
-------------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
Total interest charges
 The Company (3).................   $140,422       $229,521       $129,647        $220,811       $117,494        $206,790
 Proportionate share of
  fifty-percent-owned persons....        569            569            751             751            867             867
Interest component of rentals....      2,973          2,973          3,583           3,583          3,857           3,857
Pretax preferred stock dividend
 requirements of subsidiaries....      9,986          9,986         10,731          10,731         11,433          11,433
Preferred securities
 distributions of trust
 subsidiaries....................     10,600         10,600             --              --             --              --
                                    --------       --------       --------        --------       --------        --------
TOTAL FIXED CHARGES..............   $164,550       $253,649       $144,712        $235,876       $133,651        $222,947
                                    ========       ========       ========        ========       ========        ========

EARNINGS
Pretax income from continuing
 operations......................   $141,783       $141,783       $133,488        $133,488       $133,233        $133,233
Fixed charges, as shown..........    164,550        253,649        144,712         235,876        133,651         222,947
Interest capitalized
 The Company.....................     (6,442)        (6,442)        (7,177)         (7,177)        (6,337)         (6,337)
 Proportionate share of
  fifty-percent-owned persons....       (128)          (128)          (746)           (746)          (867)           (867)
                                    --------       --------       --------        --------       --------        --------
EARNINGS AVAILABLE FOR FIXED
 CHARGES.........................   $299,763       $388,862       $270,277        $361,441       $259,680        $348,976
                                    ========       ========       ========        ========       ========        ========
RATIO OF EARNINGS TO FIXED
 CHARGES.........................       1.82           1.53           1.87            1.53           1.94            1.57
                                    ========       ========       ========        ========       ========        ========

(1) Excluding interest on ASB deposits.

(2) Including interest on ASB deposits.

(3) Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI's consolidated statements of income.

                                                  HEI Exhibit 12.1 (page 2 of 2)


                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
      Years ended December 31, 1997, 1996, 1995, 1994 and 1993--Continued




                                                     1994                                 1993
                                          --------------------------          --------------------------
(dollars in thousands)                       (1)               (2)               (1)               (2)
--------------------------------------------------------------------------------------------------------
FIXED CHARGES
Total interest charges
 The Company (3)......................    $ 82,306          $158,815          $ 68,254          $145,905
 Proportionate share of
  fifty-percent-owned persons.........         539               539               564               564
Interest component of rentals.........       3,819             3,819             3,944             3,944
Pretax preferred stock dividend
 requirements of subsidiaries.........      11,899            11,899            11,018            11,018
                                      ------------     -------------     -------------     -------------
TOTAL FIXED CHARGES...................    $ 98,563          $175,072          $ 83,780          $161,431
                                      ============     =============     =============     =============
EARNINGS
Pretax income from continuing
 operations...........................    $126,049          $126,049          $108,770          $108,770
Fixed charges, as shown...............      98,563           175,072            83,780           161,431
Interest capitalized
 The Company..........................      (4,924)           (4,924)           (3,881)           (3,881)
 Proportionate share of
  fifty-percent-owned persons.........        (539)             (539)             (408)             (408)
                                      ------------     -------------     -------------     -------------
EARNINGS AVAILABLE FOR FIXED CHARGES..    $219,149          $295,658          $188,261          $265,912
                                      ============     =============     =============     =============
RATIO OF EARNINGS TO FIXED CHARGES....        2.22              1.69              2.25              1.65
                                      ============     =============     =============     =============

(1) Excluding interest on ASB deposits.

(2) Including interest on ASB deposits.

(3) Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI's consolidated statements of income.

                                                               HECO Exhibit 12.2


                        Hawaiian Electric Company, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1997, 1996, 1995, 1994 and 1993



(dollars in thousands)                       1997            1996            1995            1994            1993
---------------------------------------------------------------------------------------------------------------------
FIXED CHARGES
Total interest charges................       $ 48,778        $ 47,451        $ 44,377        $ 37,340        $ 35,287
Interest component of rentals.........            757             690             672             808             970
Pretax preferred stock dividend
 requirements of subsidiaries.........          4,150           4,358           4,494           4,651           3,425
Preferred securities distributions of
 trust subsidiary.....................          3,052              --              --              --              --
                                      -------------------------------------------------------------------------------
TOTAL FIXED CHARGES...................       $ 56,737        $ 52,499        $ 49,543        $ 42,799        $ 39,682
                                      ===============================================================================
EARNINGS
Income before preferred stock
 dividends of HECO....................       $ 81,849        $ 85,213        $ 77,023        $ 65,961        $ 56,126
Fixed charges, as shown...............         56,737          52,499          49,543          42,799          39,682
Income taxes (see note below).........         52,535          55,888          50,198          43,588          36,897
Allowance for borrowed funds used
 during construction..................         (6,190)         (5,862)         (5,112)         (4,043)         (3,869)
                                      -------------------------------------------------------------------------------
EARNINGS AVAILABLE FOR FIXED CHARGES..       $184,931        $187,738        $171,652        $148,305        $128,836
                                      ===============================================================================
RATIO OF EARNINGS TO FIXED CHARGES....           3.26            3.58            3.46            3.47            3.25
                                      ===============================================================================

Note:
Income taxes is comprised of the
 following:
 Income tax expense relating to
  operating income for regulatory
  purposes............................       $ 52,795        $ 56,170        $ 50,719        $ 43,820        $ 37,007
 Income tax benefit relating to
  nonoperating loss...................           (260)           (282)           (521)           (232)           (110)
                                      -------------------------------------------------------------------------------
                                             $ 52,535        $ 55,888        $ 50,198        $ 43,588        $ 36,897
                                      ===============================================================================

                                                                HEI Exhibit 21.1


                       Hawaiian Electric Industries, Inc.
                         SUBSIDIARIES OF THE REGISTRANT



The following is a list of all subsidiaries of the registrant as of March 17, 1998:



                                                                           State of incorporation or
                                 Name                                             organization
------------------------------------------------------------------------------------------------------
Hawaiian Electric Company, Inc., including subsidiaries Maui Electric
 Company, Limited, Hawaii Electric Light Company, Inc. and HECO                      Hawaii
 Capital Trust I.......................................................


HEI Investment Corp....................................................              Hawaii

Malama Pacific Corp., including subsidiaries Malama Waterfront Corp.,
  Malama Property Investment Corp., Malama Development Corp., Malama
   Realty Corp., Malama Elua Corp., TMG Service Corp., Malama Hoaloha
   Corp., Malama Mohala Corp. and Baldwin*Malama (a limited
   partnership in which Malama Development Corp. is the sole general
   partner)............................................................              Hawaii

Hawaiian Tug & Barge Corp., including subsidiary Young Brothers,
 Limited...............................................................              Hawaii

HEI Diversified, Inc., including subsidiary HEIDI Real Estate Corp.         Hawaii (except American
 and American Savings Bank, F.S.B. and its subsidiaries, American         Savings Bank, F.S.B., which
 Savings Investment Services Corp., ASB Service Corporation,                is federally chartered)
 AdCommunications, Inc. and American Savings Mortgage Co., Inc.

Pacific Energy Conservation Services, Inc..............................              Hawaii

HEI Power Corp., including subsidiary HEI Power Corp. Guam and Cayman
 Islands subsidiary, HEI Power Corp. International and its Cayman
 Islands subsidiaries, HEIPC Cambodia Ventures, HEIPC Phnom Penh Power
 (Limited), LLC, HEIPC Phnom Penh Power (General), LLC, HEIPC
 Philippine Ventures, HEIPC Philippine Development, LLC, HEIPC Lake
 Mainit Power, LLC, HEIPC Bulacan I and HEIPC Bulacan II and its             Hawaii, unless otherwise
 Republic of Mauritius subsidiary, HEI Power Corp. China...............               noted

Hycap Management, Inc., including subsidiary HEI Preferred Funding, LP
 (a limited partnership in which Hycap Management, Inc. is the sole
 general partner)......................................................             Delaware

Hawaiian Electric Industries Capital Trust I (a business trust)........             Delaware

Hawaiian Electric Industries Capital Trust II (a business trust).......             Delaware

Hawaiian Electric Industries Capital Trust III (a business trust)......             Delaware

                                                               HECO Exhibit 21.2


                        Hawaiian Electric Company, Inc.
                         SUBSIDIARIES OF THE REGISTRANT




The following is a list of all subsidiaries of the registrant as of March 17, 1998:



                                 Name                                        State of incorporation
------------------------------------------------------------------------------------------------------

Maui Electric Company, Limited.........................................              Hawaii

Hawaii Electric Light Company, Inc.....................................              Hawaii

HECO Capital Trust I (a business trust)................................             Delaware

[KPMG Peat Marwick letterhead]
                                                                  HEI Exhibit 23



                           Accountants' Consent
                           --------------------



The Board of Directors
Hawaiian Electric Industries, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 33-56561, 33-58820 and 333-18809 on Form S-3 and in Registration Statement Nos. 33-65234, 333-05667 and 333-02103 on Form S-8 of Hawaiian Electric Industries, Inc., and in Registration Statement Nos. 333-18809-01, 333-18809-02, 333-18809-
03 and 333-18809-04 on Form S-3 of Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and HEI Preferred Funding, LP of our report dated January 19, 1998, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1997, which report is incorporated by reference in the 1997 annual report on Form 10-K of Hawaiian Electric Industries, Inc. We also consent to incorporation by reference of our report dated January 19, 1998 relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 1997 annual report on Form 10-K, which report is included in said Form 10-K.



/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
March 17, 1998

                                                               HECO Exhibit 99.2

                        Hawaiian Electric Company, Inc.
                  RECONCILIATION OF ELECTRIC UTILITY OPERATING
                      INCOME PER HEI AND HECO CONSOLIDATED
                              STATEMENTS OF INCOME


                                                                          Years ended December 31,
                                                          -----------------------------------------------------
(in thousands)                                                    1997              1996              1995
---------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated
 activities before income taxes (per HEI Consolidated
 Statements of Income)....................................         $171,753          $173,613          $159,043

Deduct:
 Income taxes on regulated activities.....................          (52,795)          (56,170)          (50,719)
 Revenues from nonregulated activities....................           (8,768)           (9,442)           (6,732)

Add:
 Expenses from nonregulated activities....................              850               790             1,130
                                                          -----------------------------------------------------
Operating income from regulated activities after income
 taxes (per HECO Consolidated Statements of Income).......         $111,040          $108,791          $102,722
                                                          =====================================================

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.              HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                                 (Registrant)

By  /s/ Robert F. Mougeot                       By  /s/ Paul Oyer
  -------------------------------------           -----------------------------
    Robert F. Mougeot                               Paul A. Oyer
    Financial Vice President and                    Financial Vice President and
    Chief Financial Officer of HEI                  Treasurer of HECO
    (Principal Financial Officer of HEI)            (Principal Financial Officer
                                                    of HECO)

Date:  March 26, 1998                           Date:  March 26, 1998


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 26, 1998. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named companies and any subsidiaries thereof.

SIGNATURE                                                  TITLE
----------------------------------------                   -------------------------------------------


/s/ Robert F. Clarke                                       President and Director of HEI
----------------------------------------                   Chairman of the Board of Directors of HECO
Robert F. Clarke                                           (Chief Executive Officer of HEI)


/s/ T. Michael May                                         Senior Vice President and Director of HEI
----------------------------------------                   President and Director of HECO
T. Michael May                                             (Chief Executive Officer of HECO)


/s/ Robert F. Mougeot                                      Financial Vice President and
----------------------------------------                   Chief Financial Officer of HEI
Robert F. Mougeot                                          (Principal Financial Officer of HEI)


/s/ Curtis Y. Harada                                       Controller of HEI
----------------------------------------                   (Principal Accounting Officer of HEI)
Curtis Y. Harada


/s/ Paul Oyer                                              Financial Vice President, Treasurer and
----------------------------------------                   Director of HECO
Paul A. Oyer                                               (Principal Financial Officer of HECO)


SIGNATURE                                                  TITLE
----------------------------------------                   -------------------------------------------

/s/ Ernest T. Shiraki                                      Controller of HECO
----------------------------------------                   (Principal Accounting Officer of HECO)
Ernest T. Shiraki


                                                           Director of HEI
----------------------------------------
Don E. Carroll


/s/ Edwin L. Carter                                        Director of HEI and HECO
----------------------------------------
Edwin L. Carter


/s/ Richard Henderson                                      Director of HEI and HECO
----------------------------------------
Richard Henderson


/s/ Victor Hao Li                                          Director of HEI
----------------------------------------
Victor Hao Li


/s/ Bill D. Mills                                          Director of HEI
----------------------------------------
Bill D. Mills


/s/ A. Maurice Myers                                       Director of HEI
----------------------------------------
A. Maurice Myers

SIGNATURE                                                  TITLE
----------------------------------------                   -------------------------------------------


/s/ Diane J. Plotts                                        Director of HEI and HECO
----------------------------------------
Diane J. Plotts


/s/ James K. Scott                                         Director of HEI
----------------------------------------
James K. Scott


/s/ Oswald K. Stender                                      Director of HEI
----------------------------------------
Oswald K. Stender


/s/ Anne M. Takabuki                                       Director of HECO
----------------------------------------
Anne M. Takabuki


/s/ Kelvin H. Taketa                                       Director of HEI
----------------------------------------
Kelvin H. Taketa


/s/ Jeffrey N. Watanabe                                    Director of HEI
----------------------------------------
Jeffrey N. Watanabe


/s/ Paul C. Yuen                                           Director of HECO
----------------------------------------
Paul C. Yuen