Form 10-Q
period 1998-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1998-05-14
CIK 354707, 46207

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                       OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Class of Common Stock                                                     Outstanding May 7, 1998
---------------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value)...                    32,008,493 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).......         12,805,843 Shares (not publicly traded)

================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q-Quarter ended March 31, 1998

                                     INDEX

                                                                               PAGE NO.

Glossary of terms................................................................   ii

                        PART I.  FINANCIAL INFORMATION

Item  1. Financial statements

         Hawaiian Electric Industries, Inc. and subsidiaries
         ---------------------------------------------------

         Consolidated balance sheets (unaudited) - March 31, 1998
          and December 31, 1997..................................................    1

         Consolidated statements of income (unaudited) - three months
          ended March 31, 1998 and 1997..........................................    2

         Consolidated statements of retained earnings (unaudited) - three months
          ended March 31, 1998 and 1997..........................................    2

         Consolidated statements of cash flows (unaudited) - three months
          ended March 31, 1998 and 1997..........................................    3

         Notes to consolidated financial statements (unaudited)..................    4

         Hawaiian Electric Company, Inc. and subsidiaries
         ------------------------------------------------

         Consolidated balance sheets (unaudited) - March 31, 1998
          and December 31, 1997..................................................    9

         Consolidated statements of income (unaudited) - three months
          ended March 31, 1998 and 1997..........................................   10

         Consolidated statements of retained earnings (unaudited) - three months
          ended March 31, 1998 and 1997..........................................   10

         Consolidated statements of cash flows (unaudited) - three months
          ended March 31, 1998 and 1997..........................................   11

         Notes to consolidated financial statements (unaudited)..................   12

Item 2.  Management's discussion and analysis of financial condition
          and results of operations..............................................   18

Item 3.  Quantitative and qualitative disclosures about market risk..............   27


                          PART II.  OTHER INFORMATION

Item 1.  Legal proceedings.......................................................   27
Item 4.  Submission of matters to a vote of security holders.....................   27
Item 5.  Other information.......................................................   28
Item 6.  Exhibits and reports on Form 8-K........................................   29
Signatures.......................................................................   30

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q-Quarter ended March 31, 1998

                               GLOSSARY OF TERMS

TERMS          DEFINITIONS
-----          -----------
AFUDC        Allowance for funds used during construction

ASB          American Savings Bank, F.S.B., a wholly owned subsidiary of HEI
              Diversified, Inc. and parent company of American Savings
              Investment Services Corp., ASB Service Corporation,
              AdCommunications, Inc., American Savings Mortgage Co., Inc. and
              ASB Realty Corporation (incorporated on March 27, 1998)

ASBR         ASB Realty Corporation

BIF          Bank Insurance Fund

BLNR         Board of Land and Natural Resources of the State of Hawaii

BOA          Bank of America, FSB

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

CONSUMER     Division of Consumer Advocacy, Department of Commerce and Consumer
 ADVOCATE     Affairs of the State of Hawaii

D&O          Decision and order

DLNR         Department of Land and Natural Resources of the State of Hawaii

DOH          Department of Health of the State of Hawaii

DSM          Demand-side management

ENCOGEN      Encogen Hawaii, L.P., an affiliate of Enserch Development
              Corporation

ENSERCH      Enserch Development Corporation

EPA          Environmental Protection Agency - federal

FASB         Financial Accounting Standards Board

FDIC         Federal Deposit Insurance Corporation

FEDERAL      U.S. Government

TERMS          DEFINITIONS
-----          -----------
FHLB         Federal Home Loan Bank

FICO         Financing Corporation

FUNDS ACT    Deposit Insurance Funds Act of 1996

GAAP         Generally accepted accounting principles

GPA          Guam Power Authority

HCPC         Hilo Coast Processing Company, now known as Hilo Coast Power
              Company

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

HEIIC        HEI Investment Corp., a wholly owned subsidiary of Hawaiian
              Electric Industries, Inc.

HEIPC        HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric
              Industries, Inc., and the parent company of several subsidiaries

HELCO        Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

HIG          The Hawaiian Insurance & Guaranty Company, Limited, an insurance company which was placed in state rehabilitation proceedings. HEI
              Diversified, Inc. was the holder of record of HIGI's common stock prior to August 16, 1994

HPG          HEI Power Corp. Guam, a wholly owned subsidiary of HEI Power Corp.

HTB          Hawaiian Tug & Barge Corp., a wholly owned subsidiary of Hawaiian
              Electric Industries, Inc. and parent company of Young Brothers,
              Limited

IPP          Independent power producer

KCP          Kawaihae Cogeneration Partners

KWH          Kilowatthour

TERMS          DEFINITIONS
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

REIT         Real estate investment trust

ROACE        Return on average common equity

ROR          Simple average return on rate base

SAIF         Savings Association Insurance Fund

SEC          Securities and Exchange Commission

SFAS         Statement of Financial Accounting Standards

YB           Young Brothers, Limited, a wholly owned subsidiary of Hawaiian
             Tug & Barge Corp.


FORWARD-LOOKING INFORMATION

This report and other presentations made by HEI and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Except for historical information contained herein, the matters set forth are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; product demand and market acceptance risks; increasing competition in the electric utility industry; capacity and supply constraints or difficulties; new technological developments; governmental and regulatory actions, including decisions in rate cases and on permitting issues; the results of financing efforts; the timing and extent of changes in interest rates; and the results of integration of the acquired BoA - Hawaii operations with the operations of ASB. Investors are also referred to other risks and uncertainties discussed in other periodic reports filed by HEI and/or HECO in 1998 with the Securities and Exchange Commission.

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                                                 March 31,            December 31,
(in thousands)                                                                     1998                   1997
-----------------------------------------------------------------------------------------------------------------

ASSETS
------
Cash and equivalents..........................................................  $  212,409             $  254,356
Accounts receivable and unbilled revenues, net................................     152,455                158,292
Inventories, at average cost..................................................      36,071                 45,412
Real estate developments......................................................      30,609                 30,143
Investment and mortgage-backed securities.....................................   2,012,276              1,971,886
Other investments.............................................................      70,229                 73,769
Loans receivable, net.........................................................   3,024,233              3,035,847
Property, plant and equipment, net of accumulated
   depreciation and amortization of $999,378 and $974,759.....................   2,028,153              2,019,558
Regulatory assets.............................................................     107,560                104,079
Other.........................................................................     129,171                138,048
Goodwill and other intangibles................................................     121,547                122,492
                                                                                ----------             ----------
                                                                                $7,924,713             $7,953,882
                                                                                ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
Accounts payable..............................................................  $  119,115             $  149,266
Deposit liabilities...........................................................   3,865,483              3,916,600
Short-term borrowings.........................................................     255,467                298,016
Securities sold under agreements to repurchase................................     424,612                375,366
Advances from Federal Home Loan Bank..........................................     735,474                736,474
Long-term debt................................................................     857,952                802,575
Deferred income taxes.........................................................     184,791                186,241
Unamortized tax credits.......................................................      50,740                 49,904
Contributions in aid of construction..........................................     196,568                197,596
Other.........................................................................     181,659                193,100
                                                                                ----------             ----------
                                                                                 6,871,861              6,905,138
                                                                                ----------             ----------
HEI- and HECO-obligated preferred securities of
     trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed and HECO and HECO-guaranteed
     subordinated debentures..................................................     150,000                150,000
Preferred stock of electric utility subsidiaries
    Subject to mandatory redemption...........................................      33,370                 35,770
    Not subject to mandatory redemption.......................................      48,293                 48,293
                                                                                ----------             ----------
                                                                                   231,663                234,063
                                                                                ----------             ----------
STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 10,000 shares;
    issued:  none.............................................................          --                     --
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 32,001 shares and 31,895 shares..........................     658,930                654,819
Retained earnings.............................................................     162,259                159,862
                                                                                ----------             ----------
                                                                                   821,189                814,681
                                                                                ----------             ----------
                                                                                $7,924,713             $7,953,882
                                                                                ==========             ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                                   Three months ended March 31,
(in thousands, except per share amounts and                                       -------------------------------
ratio of earnings to fixed charges)                                                 1998                   1997
-----------------------------------------------------------------------------------------------------------------
REVENUES
Electric utility................................................................  $258,262               $273,756
Savings bank....................................................................   101,827                 68,912
Other...........................................................................    15,532                 16,525
                                                                                  --------               --------
                                                                                   375,621                359,193
                                                                                  --------               --------
EXPENSES
Electric utility................................................................   215,701                235,162
Savings bank....................................................................    85,776                 56,627
Other...........................................................................    18,126                 18,052
                                                                                  --------               --------
                                                                                   319,603                309,841
                                                                                  --------               --------
OPERATING INCOME (LOSS)
Electric utility................................................................    42,561                 38,594
Savings bank....................................................................    16,051                 12,285
Other...........................................................................    (2,594)                (1,527)
                                                                                  --------               --------
                                                                                    56,018                 49,352
                                                                                  --------               --------
Interest expense-electric utility and other.....................................   (18,141)               (16,465)
Allowance for borrowed funds used during construction...........................     1,616                  1,527
Preferred stock dividends of electric utility subsidiaries......................    (1,508)                (1,571)
Preferred securities distributions of trust subsidiaries........................    (3,096)                (1,335)
Allowance for equity funds used during construction.............................     2,776                  2,673
                                                                                  --------               --------
INCOME BEFORE INCOME TAXES......................................................    37,665                 34,181
Income taxes....................................................................    15,442                 14,518
                                                                                  --------               --------
NET INCOME......................................................................  $ 22,223               $ 19,663
                                                                                  ========               ========

Basic earnings per common share.................................................  $   0.70               $   0.64
                                                                                  ========               ========
Diluted earnings per common share...............................................  $   0.69               $   0.63
                                                                                  ========               ========
Dividends per common share......................................................  $   0.62               $   0.61
                                                                                  ========               ========

Weighted average number of common shares outstanding............................    31,958                 30,960
Effect of dilutive securities-
     Stock options and dividend equivalents.....................................       134                     81
                                                                                  --------               --------
Adjusted weighted average shares................................................    32,092                 31,041
                                                                                  ========               ========
Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits.........................................      1.86                   1.83
                                                                                  ========               ========
     Including interest on ASB deposits.........................................      1.46                   1.55
                                                                                  ========               ========


Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                                    Three months ended March 31,
                                                                                  -------------------------------
(in thousands)                                                                      1998                   1997
--------------------------------------------------------------------------        -------------------------------

RETAINED EARNINGS, BEGINNING OF PERIOD..........................................  $159,862               $149,907
Net income......................................................................    22,223                 19,663
Common stock dividends..........................................................   (19,826)               (18,873)
                                                                                  --------               --------
RETAINED EARNINGS, END OF PERIOD................................................  $162,259               $150,697
                                                                                  ========               ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                  --------------------------
(in thousands)                                                                       1998             1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................................    $  22,223        $  19,663
Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment..........       24,613           22,776
      Other amortization......................................................        4,103            3,624
      Deferred income taxes and tax credits, net..............................         (208)           1,183
      Allowance for equity funds used during construction.....................       (2,776)          (2,673)
      Changes in assets and liabilities
            Decrease (increase) in accounts receivable and unbilled revenues,
             net..............................................................        5,837             (862)
            Decrease in inventories...........................................        9,341            1,483
            Increase in regulatory assets.....................................       (2,991)          (2,822)
            Increase (decrease) in accounts payable...........................      (30,151)          11,005
            Changes in other assets and liabilities...........................        1,676          (20,909)
                                                                                  ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................................       31,667           32,468
                                                                                  ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and purchased.....................................     (132,555)         (70,812)
Principal repayments on loans receivable......................................      112,990           35,004
Proceeds from sale of loans receivable........................................          523              517
Held-to-maturity mortgage-backed securities purchased.........................     (132,625)         (81,028)
Principal repayments on held-to-maturity mortgage-backed securities...........       92,842           68,630
Capital expenditures..........................................................      (32,012)         (30,287)
Contributions in aid of construction..........................................        1,264            1,281
Proceeds from loans returned to Bank of America, FSB..........................       26,864               --
Other.........................................................................          721              517
                                                                                  ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES.........................................      (61,988)         (76,178)
                                                                                  ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit liabilities................................      (52,940)          24,059
Net decrease in short-term borrowings with original maturities of
   three months or less.......................................................      (42,700)        (112,855)
Proceeds from other short-term borrowings.....................................          681              390
Repayment of other short-term borrowings......................................         (530)            (988)
Proceeds from securities sold under agreements to repurchase..................      284,000          280,000
Repurchase of securities sold under agreements to repurchase..................     (235,000)        (209,100)
Proceeds from advances from Federal Home Loan Bank............................      155,000          217,000
Principal payments on advances from Federal Home Loan Bank....................     (156,000)        (276,000)
Proceeds from issuance of long-term debt......................................      112,837            4,821
Repayment of long-term debt...................................................      (57,500)         (13,000)
Proceeds from issuance of HEI- and HECO-obligated preferred securities of
 trust subsidiaries...........................................................           --          150,000

Redemption of electric utility subsidiaries' preferred stock..................       (2,400)          (2,695)
Net proceeds from issuance of common stock....................................        4,332            2,776
Common stock dividends........................................................      (19,826)         (15,239)
Other.........................................................................       (1,580)          (4,223)
                                                                                  ---------        ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...........................      (11,626)          44,946
                                                                                  ---------        ---------
Net increase (decrease) in cash and equivalents...............................      (41,947)           1,236
Cash and equivalents, beginning of period.....................................      254,356           97,417
                                                                                  ---------        ---------
CASH AND EQUIVALENTS, END OF PERIOD...........................................    $ 212,409        $  98,653
                                                                                  =========        =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998 and 1997
(Unaudited)

--------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1997.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of March 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  ELECTRIC UTILITY SUBSIDIARY
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 9 through 16.

(3)  SAVINGS BANK SUBSIDIARY
----------------------------
SELECTED CONSOLIDATED FINANCIAL INFORMATION

American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                                                                     Three months ended
                                                                                           March 31,
                                                                               --------------------------------
(in thousands)                                                                   1998                    1997
---------------------------------------------------------------------------------------------------------------


Interest income......................................................          $ 95,271                $ 65,200
Interest expense.....................................................            53,141                  37,820
                                                                               --------                --------
NET INTEREST INCOME..................................................            42,130                  27,380
Provision for loan losses............................................            (2,924)                 (1,189)
Other income.........................................................             6,556                   3,712
Operating, administrative and general expenses.......................           (29,711)                (17,618)
                                                                               --------                --------
OPERATING INCOME.....................................................            16,051                  12,285
Income taxes.........................................................             6,341                   5,186
                                                                               --------                --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS..............................             9,710                   7,099
Preferred stock dividends............................................             1,350                      --
                                                                               --------                --------
NET INCOME...........................................................          $  8,360                $  7,099
                                                                               ========                ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                                                            March 31,           December 31,
(in thousands)                                                                1988                  1997
-----------------------------------------------------------------------------------------------------------

ASSETS
Cash and equivalents................................................       $  200,710            $  249,607
Held-to-maturity investment securities..............................          106,783               105,596
Held-to-maturity mortgage-backed securities.........................        1,904,328             1,865,027
Loans receivable, net...............................................        3,024,233             3,035,847
Other...............................................................          156,703               169,843
Goodwill and other intangibles......................................          121,547               122,492
                                                                           ----------            ----------
                                                                           $5,514,304            $5,548,412
                                                                           ==========            ==========
LIABILITIES AND EQUITY
Deposit liabilities.................................................       $3,865,483            $3,916,600
Securities sold under agreements to repurchase......................          424,612               375,366
Advances from Federal Home Loan Bank................................          735,474               736,474
Other...............................................................           86,828               124,185
                                                                           ----------            ----------
                                                                            5,112,397             5,152,625
Preferred stock held by parent......................................           75,000                75,000
Common stock equity.................................................          326,907               320,787
                                                                           ----------            ----------
                                                                           $5,514,304            $5,548,412
                                                                           ==========            ==========

ACQUISITION OF MOST OF THE HAWAII OPERATIONS OF BANK OF AMERICA, FSB (BOA)

Effective December 6, 1997, ASB acquired certain loans and other assets and assumed certain deposits and other liabilities of the Hawaii operations of BoA pursuant to a Purchase and Assumption Agreement executed by both parties on May 26, 1997, as amended. ASB used the purchase method of accounting to account for the transaction. Accordingly, the accompanying financial statements include the results of operations related to the assets acquired and liabilities assumed from the acquisition date. The purchase price relative to this transaction was $1.8 billion, comprised of $1.7 billion estimated fair value of liabilities assumed and $0.1 billion premium paid on certain transferred deposit liabilities. In conjunction with this acquisition, the estimated fair value of tangible and intangible assets acquired, including cash of $0.8 billion, amounted to $1.8 billion. ASB recorded the excess of the purchase price over the estimated fair value of the identifiable net assets acquired of $71 million as goodwill and is amortizing it over 25 years using the straight-line method. ASB recorded the core deposit premium of approximately $20 million as an intangible and is amortizing it annually at the greater of the actual attrition rate of the acquired core deposits or 10% of the original premium amount.

DEPOSIT-INSURANCE PREMIUMS AND REGULATORY DEVELOPMENTS

The Savings Association Insurance Fund (SAIF) insures the deposit accounts of ASB and other thrifts. The Bank Insurance Fund (BIF) insures the deposit accounts of commercial banks. The Federal Deposit Insurance Corporation (FDIC) administers the SAIF and BIF.

In September 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 (Funds Act), which required the FDIC to impose a one-time special assessment on SAIF members in an amount sufficient to increase the SAIF reserve ratio to 1.25% of aggregate insured deposits as of October 1, 1996. In addition, effective January 1, 1997, the Funds Act provided that the assessment base for raising funds to pay interest on obligations issued by the Financing Corporation
(FICO) is to be expanded to include the deposits of banks as well as thrifts. The provisions of the Funds Act should enable SAIF institutions to achieve, over time, parity with BIF institutions in the schedules of the premiums to be paid for deposit insurance coverage and to fund FICO interest obligations.

In December 1996, the FDIC adopted a risk-based assessment schedule for SAIF institutions, effective January 1, 1997, that was identical to the existing base rate schedule for BIF institutions: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 will be the assessment to fund FICO's interest obligations of 6.48 cents per $100 of deposits for SAIF institutions and 1.3 cents per $100 of deposits for BIF institutions (subject to quarterly adjustment). By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first, at which time the FICO interest obligation for both banks and thrifts should thereafter be identical, at a currently estimated rate of 2.4 cents per $100 of deposits. As a "well-capitalized" thrift, ASB's base deposit insurance premium effective January 1, 1997 is zero and its assessment for funding FICO interest payments is 6.48 cents per $100 of deposits. ASB's assessment for funding FICO interest payments is subject to change quarterly.

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

(4)  REAL ESTATE SUBSIDIARY
---------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $41 million and $40 million at March 31, 1998 and December 31, 1997, respectively. The amounts MPC will ultimately realize relative to these real estate investments could differ materially from the recorded amounts as of March 31, 1998.

At March 31, 1998, MPC or its subsidiaries had issued (i) guarantees under which they were jointly and severally contingently liable with their joint venture partners for $2.1 million of outstanding loans and (ii) payment guarantees under which MPC or its subsidiaries were severally contingently liable for $3.7 million of outstanding loans and $1.1 million of additional undrawn loan facilities. All such loans are collateralized by real property. At March 31, 1998, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $5.8 million was outstanding and $1.5 million was undrawn, that it will maintain ownership of 100% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

(5)  HEI- AND HECO-OBLIGATED PREFERRED SECURITIES OF TRUST SUBSIDIARIES DIRECTLY
--------------------------------------------------------------------------------
     OR INDIRECTLY HOLDING SOLELY HEI AND HEI-GUARANTEED AND HECO AND HECO-
     ----------------------------------------------------------------------
     GUARANTEED SUBORDINATED DEBENTURES
     ----------------------------------

In February 1997, Hawaiian Electric Industries Capital Trust I, a grantor trust and wholly owned subsidiary of HEI, issued and sold, in an underwritten registered public offering, 4 million of its HEI-obligated 8.36% preferred securities (trust preferred securities), with an aggregate liquidation value of $100 million. The trust preferred securities have no scheduled maturity and are not redeemable at the option of the holders, but may be redeemed by Hawaiian Electric Industries Capital Trust I, in whole or in part, from time to time, after February 4, 2002.

In March 1997, HECO Capital Trust I, a grantor trust and wholly owned subsidiary of HECO, issued and sold, in an underwritten registered public offering, 2 million of its HECO-obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997, with an aggregate liquidation value of $50 million. The HECO-obligated Cumulative Quarterly Income Preferred Securities must be redeemed at the maturity of the underlying debt on March 27, 2027, which maturity may be shortened to a date no earlier than March 27, 2002 or extended to a date no later than March 27, 2046, and are not redeemable at the option of the holders, but may be redeemed by HECO Capital Trust I, in whole or in part, from time to time, after March 27, 2002.

(6)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                Three months ended
                                                                                        March 31,
                                                                               --------------------------
(in thousands)                                                                  1998               1997
---------------------------------------------------------------------------------------------------------


Interest (including interest paid by savings bank, but excluding
 interest paid on nonrecourse debt on leveraged leases)................        $60,320            $47,604
                                                                               =======            =======

Interest on nonrecourse debt from leveraged leases.....................        $   254            $   167
                                                                               =======            =======

Income taxes...........................................................        $ 1,017            $ 4,822
                                                                               =======            =======

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Under the HEI Dividend Reinvestment and Stock Purchase Plan, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $3.6 million for the three months ended March 31, 1997. Beginning in March 1998, HEI acquired for cash its common shares in the open market to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $2.8 million and $2.7 million for the three months ended March 31, 1998 and 1997, respectively.

(7)  ACCOUNTING CHANGES
-----------------------

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which requires the presentation of "basic" earnings per share, computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, and "diluted" earnings per share, which reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and has restated all prior period earnings per share data presented. The adoption of SFAS No. 128 did not have a material effect on the Company's previously reported earnings per share information.

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in the first quarter of 1998, but has no material period or accumulated other comprehensive items.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company adopted SFAS No. 131 in the first quarter of 1998, with no modification to the Company's reporting segments.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for fiscal years beginning after December 15, 1998. The Company has not determined when it will adopt SOP 98-1. Management estimates that the adoption of SOP 98-1 will not have a material effect on the Company's financial condition, results of operations or liquidity.

COSTS OF START-UP ACTIVITIES

In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs of start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. The Company has not determined when it will adopt SOP 98-5. Management estimates that the adoption of SOP 98-5 will not have a material effect on the Company's financial condition, results of operations or liquidity.

(8)  CONTINGENCIES
------------------

ENVIRONMENTAL REGULATION

In early 1995, the DOH initially advised HECO, HTB, YB and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or to operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 to inform them of its findings and to establish the framework to determine remedial and cleanup requirements. Certain parties identified in the December 1995 DOH letter (including HECO, Chevron Products Company, Shell Oil Products Company, State of Hawaii Department of Transportation Harbors Division and others) formed a Technical Workgroup to conduct independent voluntary investigations relative to this issue. Effective January 30, 1998, the Technical Workgroup and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions.

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

THE HAWAIIAN INSURANCE & GUARANTY COMPANY, LIMITED

The Hawaiian Insurance & Guaranty Company, Limited (HIG) and its subsidiaries (collectively, the HIG Group) were property and casualty insurance companies. HEI Diversified, Inc. (HEIDI) was the holder of record of all the common stock of HIG until August 16, 1994. In December 1992, due to a significant increase in the estimate of policyholder claims from Hurricane Iniki, the HEI Board of Directors concluded it would not contribute additional capital to HIG and the remaining investment in the HIG Group was written off. On December 24, 1992, a formal rehabilitation order vested full control over the HIG Group in the Insurance Commissioner of the State of Hawaii (the Rehabilitator) and her deputies. A lawsuit stemming from this situation was settled in 1994, with the Company making a settlement payment of $32 million to the Rehabilitator. HEI and HEIDI are seeking reimbursement for the settlement and defense costs from three director and officer liability insurance carriers. The primary director and officer liability insurance carrier, whose policy amount is $10 million, filed a declaratory relief action in the U.S. District Court for Hawaii seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI filed counterclaims. The U.S. District Court has acted on several motions for partial summary judgment filed by HEI, HEIDI and the insurance carrier, with several of the Court's rulings having been favorable to HEI and HEIDI. Discovery should be completed by the end of May and trial is scheduled to commence on July 28, 1998. The issues remaining for trial are primarily whether less than $10 million of the $32 million settlement should be allocated to settlement of claims covered by the policy, whether the insurance carrier acted in bad faith in discharging its responsibilities under the policy and, if so, whether (and in what amount) punitive damages should be awarded. Recent discussions with the two excess director and officer liability insurance carriers have resulted in an agreement in principle on the principal terms of a confidential settlement which remains subject to the preparation, approval and execution of a definitive settlement agreement. Recoveries from HEI's insurance carriers, if any, will be recognized when realized.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                                               March 31,                 December 31,
(in thousands, except par value)                                                 1998                       1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
Utility plant, at cost
   Land............................................................            $   32,232                 $   32,222
   Plant and equipment.............................................             2,585,221                  2,559,655
   Less accumulated depreciation...................................              (926,240)                  (904,781)
   Plant acquisition adjustment, net...............................                   549                        562
   Construction in progress........................................               208,165                    205,447
                                                                               ----------                 ----------
         NET UTILITY PLANT.........................................             1,899,927                  1,893,105
                                                                               ----------                 ----------
Current assets
   Cash and equivalents............................................                 4,233                      1,676
   Customer accounts receivable, net...............................                63,944                     69,378
   Accrued unbilled revenues, net..................................                45,322                     45,980
   Other accounts receivable, net..................................                 5,605                      4,195
   Fuel oil stock, at average cost.................................                16,226                     25,058
   Materials and supplies, at average cost.........................                18,315                     18,975
   Prepayments and other...........................................                 5,031                      3,335
                                                                               ----------                 ----------
         TOTAL CURRENT ASSETS......................................               158,676                    168,597
                                                                               ----------                 ----------
Other assets
   Regulatory assets...............................................               105,329                    101,809
   Other...........................................................                52,476                     48,803
                                                                               ----------                 ----------
         TOTAL OTHER ASSETS........................................               157,805                    150,612
                                                                               ----------                 ----------
                                                                               $2,216,408                 $2,212,314
                                                                               ==========                 ==========
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares.....................            $   85,387                 $   85,387
   Premium on capital stock........................................               296,189                    296,266
   Retained earnings...............................................               391,518                    387,582
                                                                               ----------                 ----------
         COMMON STOCK EQUITY.......................................               773,094                    769,235
   Cumulative preferred stock
      Not subject to mandatory redemption..........................                48,293                     48,293
      Subject to mandatory redemption..............................                31,775                     33,175
   HECO-obligated mandatorily redeemable preferred securities of trust subsidiary holding solely HECO and HECO-guaranteed
      subordinated debentures......................................                50,000                     50,000
   Long-term debt, net.............................................               600,498                    597,621
                                                                               ----------                 ----------
         TOTAL CAPITALIZATION......................................             1,503,660                  1,498,324
                                                                               ----------                 ----------
Current liabilities
   Long-term debt due within one year..............................                30,000                     30,000
   Preferred stock sinking fund payments...........................                 1,595                      2,595
   Short-term borrowings - nonaffiliates...........................               104,771                     95,181
   Short-term borrowings - affiliate...............................                    --                        400
   Accounts payable................................................                44,334                     49,805
   Interest and preferred dividends payable........................                18,449                     12,225
   Taxes accrued...................................................                49,830                     59,952
   Other...........................................................                22,192                     21,633
                                                                               ----------                 ----------
         TOTAL CURRENT LIABILITIES.................................               271,171                    271,791
                                                                               ----------                 ----------
Deferred credits and other liabilities
   Deferred income taxes...........................................               126,862                   125,509
   Unamortized tax credits.........................................                49,547                    48,675
   Other...........................................................                68,600                    70,419
                                                                               ----------                 ----------
         TOTAL DEFERRED CREDITS AND OTHER LIABILITIES..............               245,009                   244,603
                                                                               ----------                 ----------
Contributions in aid of construction...............................               196,568                   197,596
                                                                               ----------                 ----------
                                                                               $2,216,408                $2,212,314
                                                                               ==========                ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                                     Three months ended
                                                                                           March 31,
                                                                              -------------------------------
(in thousands, except for ratio of earnings to fixed charges)                   1998                   1997
-------------------------------------------------------------------------------------------------------------

OPERATING REVENUES...................................................         $256,043               $271,597
                                                                              --------               --------
OPERATING EXPENSES
Fuel oil.............................................................           56,731                 69,220
Purchased power......................................................           66,583                 70,751
Other operation......................................................           36,086                 36,911
Maintenance..........................................................           10,364                 12,063
Depreciation and amortization........................................           21,442                 20,497
Taxes, other than income taxes.......................................           24,292                 25,637
Income taxes.........................................................           13,002                 11,704
                                                                              --------               --------
                                                                               228,500                246,783
                                                                              --------               --------
OPERATING INCOME.....................................................           27,543                 24,814
                                                                              --------               --------
OTHER INCOME
Allowance for equity funds used during construction..................            2,776                  2,673
Other, net...........................................................            2,002                  2,071
                                                                              --------               --------
                                                                                 4,778                  4,744
                                                                              --------               --------
INCOME BEFORE INTEREST AND OTHER CHARGES.............................           32,321                 29,558
                                                                              --------               --------
INTEREST AND OTHER CHARGES
Interest on long-term debt...........................................           10,178                  9,859
Amortization of net bond premium and expense.........................              349                    327
Other interest charges...............................................            1,634                  2,106
Allowance for borrowed funds used during construction................           (1,616)                (1,527)
Preferred stock dividends of subsidiaries............................              638                    650
Preferred securities distributions of trust subsidiary...............            1,006                     58
                                                                              --------               --------
                                                                                12,189                 11,473
                                                                              --------               --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS OF HECO......................           20,132                 18,085
Preferred stock dividends of HECO....................................              870                    921
                                                                              --------               --------
NET INCOME FOR COMMON STOCK..........................................         $ 19,262               $ 17,164
                                                                              ========               ========
Ratio of earnings to fixed charges (SEC method)......................             3.19                   3.08
                                                                              ========               ========

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                                     Three months ended
                                                                                          March 31,
                                                                              -------------------------------
(in thousands)                                                                  1998                   1997
-------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD...............................         $387,582               $367,770
Net income for common stock..........................................           19,262                 17,164
Common stock dividends...............................................          (15,326)               (15,062)
                                                                              --------               --------
RETAINED EARNINGS, END OF PERIOD.....................................         $391,518               $369,872
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

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                    Three months ended
                                                                                          March 31,
                                                                              -------------------------------
(in thousands)                                                                  1998                   1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends of HECO......................         $ 20,132               $ 18,085
Adjustments to reconcile income before preferred stock dividends of
 HECO to net cash provided by operating activities
      Depreciation and amortization of property,
         plant and equipment.........................................           21,442                 20,497
      Other amortization.............................................            1,873                  2,502
      Deferred income taxes..........................................            1,353                   (274)
      Tax credits, net...............................................            1,276                    739
      Allowance for equity funds used during construction............           (2,776)                (2,673)
      Changes in assets and liabilities
           Decrease (increase) in accounts receivable................            4,024                 (1,600)
           Decrease in accrued unbilled revenues.....................              658                  2,040
           Decrease in fuel oil stock................................            8,832                  1,383
           Decrease in materials and supplies........................              660                    129
           Increase in regulatory assets.............................           (2,991)                (2,822)
           Increase (decrease) in accounts payable...................           (5,471)                 1,327
           Increase in interest and preferred dividends payable......            6,224                  5,277
           Changes in other assets and liabilities...................          (19,587)               (17,057)
                                                                              --------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................           35,649                 27,553
                                                                              --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.................................................          (27,081)               (28,144)
Contributions in aid of construction.................................            1,264                  1,281
Payments on notes receivable.........................................              376                  1,191
                                                                              --------               --------
NET CASH USED IN INVESTING ACTIVITIES................................          (25,441)               (25,672)
                                                                              --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends...............................................          (15,326)               (15,062)
Preferred stock dividends............................................             (870)                  (921)
Proceeds from issuance of HECO-obligated mandatorily redeemable
 preferred securities of trust subsidiary............................               --                 50,000
Proceeds from issuance of long-term debt.............................           60,337                  4,821
Repayment of long-term debt..........................................          (57,500)               (13,000)
Redemption of preferred stock........................................           (2,400)                (2,695)
Net increase (decrease) in short-term borrowings from nonaffiliates
   and affiliate with original maturities of three months or less....            9,190                (18,555)
Other................................................................           (1,082)                (3,984)
                                                                              --------               --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................           (7,651)                   604
                                                                              --------               --------
Net increase in cash and equivalents.................................            2,557                  2,485
Cash and equivalents, beginning of period............................            1,676                    823
                                                                              --------               --------
CASH AND EQUIVALENTS, END OF PERIOD..................................         $  4,233               $  3,308
                                                                              ========               ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998 and 1997
(Unaudited)

--------------------------------------------------------------------------------

(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1997.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of March 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the three months ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  HECO-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST
------------------------------------------------------------------------
     SUBSIDIARY HOLDING SOLELY HECO AND HECO-GUARANTEED SUBORDINATED DEBENTURES
     --------------------------------------------------------------------------

In March 1997, HECO Capital Trust I (Trust), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the trust preferred securities and the common securities were used by the Trust to purchase 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million. The junior deferrable debentures, which bear interest at 8.05% and mature on March 27, 2027, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO), are the sole assets of the Trust. Contractual arrangements entered into by HECO in connection with the issuance of the trust preferred securities, considered together, constitute a full and unconditional guarantee by HECO, on a subordinated basis, of the periodic distributions due on the trust preferred securities and of amounts due upon the redemption thereof or upon liquidation of the Trust. The junior deferrable debentures and the common securities of the Trust have been eliminated in HECO's consolidated balance sheet as of March 31, 1998 and December 31, 1997. The trust preferred securities are subject to mandatory redemption upon redemption of the junior deferrable debentures. The junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

(3)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                    Three months ended
                                                                                          March 31,
                                                                                ----------------------------
(in thousands)                                                                   1998                  1997
------------------------------------------------------------------------------------------------------------
Interest.............................................................           $4,951                $6,244
                                                                                ======                ======
Income taxes.........................................................           $  296                $  306
                                                                                ======                ======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $2.8 million and $2.7 million for the three months ended March 31, 1998 and 1997, respectively.

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

The timing of the installation of HELCO's phased combined-cycle unit at the Keahole power plant site has been revised due to delays in (a) obtaining approval from the Hawaii Board of Land and Natural Resources (BLNR) of a Conservation District Use Permit (CDUP) amendment and (b) obtaining from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) a Prevention of Significant Deterioration/Covered Source permit (PSD permit) for the Keahole power plant site. Subject to satisfactory resolution of the CDUP amendment and PSD permit matters, HELCO's current plan contemplates that CT-4 and CT-5 will be the next generating units added to its system. Current plans are for ST-7 to be deferred to approximately 2006 unless the Encogen facility (described below) is not placed in service as planned.

CDUP AMENDMENT. On July 10, 1997, the Third Circuit Court of the State of Hawaii
--------------
issued its Amended Findings of Fact, Conclusions of Law, Decision and Order on HELCO's appeal of an order of the BLNR, along with other civil cases relating to HELCO's application for a CDUP amendment. This decision allows HELCO to use its Keahole property as requested in its application. An amended order to the same effect was issued on August 18, 1997. Final judgments have been entered as to all of the consolidated cases. Appeals with respect to the final judgments for certain of the cases have been filed with the Hawaii Supreme Court. Motions filed with the Third Circuit Court to stay the effectiveness of the judgments pending resolution of the appeals were denied in April 1998. Nonhearing motions for stay of final judgment pending resolution of the appeals were filed with the Hawaii Supreme Court, which has not yet ruled on the motions. Management believes that HELCO will ultimately prevail with regard to any appeals and that the final judgments of the Third Circuit Court will be upheld.

PSD PERMIT. In November 1995, the EPA declined to sign HELCO's PSD permit for
----------
the combined-cycle unit. In October 1997, the EPA approved a revised draft permit and the DOH issued a final PSD permit. Nine appeals from the issuance of the permit have been filed with the Environmental Appeals Board of the EPA. All briefing in the case has been completed. Based on the proceedings to date, management believes that HELCO will ultimately prevail in the appeals.

DECLARATORY JUDGMENT ACTIONS. In February 1997, the Keahole Defense Coalition
----------------------------
and three individuals filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. Discovery is ongoing and the parties are seeking to set a trial date.

In March 1998, an individual filed a complaint for declaratory judgment against HELCO, BLNR and Department of Land and Natural Resources of the State of Hawaii
(DLNR). The complaint basically alleges a violation of her constitutional due process rights because the issue of which, if any, land use conditions apply to HELCO's use of the Keahole site was determined administratively by DLNR (through a letter issued to HELCO in January 1998) rather than being decided by BLNR in a contested case. Also filed with the complaint was a motion to stay enforcement of the DLNR letter. A hearing on that motion was held in April 1998. No decision has been issued.

In May 1998, Waimana Enterprises, whose subsidiary is a partner in Kawaihae Cogeneration Partners (KCP), filed a lawsuit in the Third Circuit Court, asking for a declaration that the January 1998 DLNR letter is void and seeking an injunction to prevent HELCO from further construction until the Court or BLNR, at a public hearing, determines what conditions and limitations apply and HELCO's compliance therewith.

HELCO intends to vigorously defend against the claims raised and management believes the allegations are without merit.

IPP COMPLAINTS. Two independent power producers (IPPs), KCP and Enserch
--------------
Development Corporation (Enserch), filed separate complaints against HELCO with the PUC in 1993 and 1994, respectively, alleging that they are entitled to power purchase contracts to provide HELCO with additional capacity, which they claimed would be a substitute for HELCO's planned 56-MW combined-cycle unit at Keahole. Under HELCO's current estimate of generating capacity requirements, there is a near-term need for capacity in addition to the capacity which might be provided by either of the proposed IPP units.

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

     Enserch complaint. In January 1998, HELCO filed with the PUC an application
     -----------------
     for approval of a power purchase agreement for a 60-MW facility and an interconnection agreement with Encogen, an Enserch affiliate, dated
     October 22, 1997. The agreements were entered into following a settlement agreement between Enserch and HELCO and are subject to PUC approval. The parties to the proceeding include HELCO, Encogen and the Consumer Advocate. Motions to intervene filed by KCP, HCPC and one other IPP were denied by the PUC. KCP filed an appeal with the First Circuit Court, challenging the denial of its intervention. No schedule has yet been established for this proceeding.

     KCP complaint. In January 1996, the PUC ordered HELCO to continue in good
     -------------
     faith to negotiate a power purchase agreement with KCP. In May 1997, KCP filed a motion for unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith. In June 1997, KCP filed a motion asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost" which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions. An evidentiary hearing was held in August 1997 and both parties filed briefs in September 1997. KCP has filed two motions, which HELCO has opposed, to supplement the record for recent developments, including the application filed with the PUC to approve HELCO's agreement with Encogen. Action by the PUC is pending.

     HCPC complaint. In April 1997, Hilo Coast Processing Company, now known as
     --------------
     Hilo Coast Power Company (HCPC), filed a complaint against HELCO with the PUC, requesting an immediate hearing on HCPC's offer for a new 20-year power purchase contract for its existing facility, which is proposed to be expanded from 22 MW to 32 MW. HCPC's existing power purchase agreement is scheduled to terminate at the end of 1999. The PUC converted the HCPC complaint into a purchased power contract negotiation proceeding. HCPC submitted a new proposal in the proceeding in February 1998. An evidentiary hearing limited to certain avoided cost issues was held in April 1998. A schedule was established for submission of briefs beginning in May 1998.

Management cannot determine at this time whether the negotiations with KCP and HCPC and related PUC proceedings will result in the execution and/or PUC approval of a power purchase agreement or impact management's plans with regard to installation of HELCO's combined-cycle unit at the Keahole power plant site.

COSTS INCURRED. As of March 31, 1998, HELCO's costs incurred in its efforts to
--------------
put into service its Keahole combined-cycle unit amounted to $57.7 million, including approximately $26.5 million for equipment and material purchases, approximately $13.2 million for planning, engineering, permitting, site development and other costs and approximately $18.0 million as an allowance for funds used during construction. Of the total costs incurred, approximately $0.8 million is for ST-7.

CONTINGENCY PLANNING. In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address possible further delays in obtaining the permits necessary to construct its combined-cycle unit. Actions under the plan have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed update reports with the PUC on the contingency plan and its implementation.

ENVIRONMENTAL REGULATION

See note (8), "Contingencies," in HEI's "Notes to consolidated financial statements."

PUC SHOW CAUSE ORDER FOR HECO

In March 1997, the PUC issued a show cause order to HECO requesting information to assist the PUC in determining if it should reduce HECO's rates and require HECO to refund any excess earnings to its ratepayers. The PUC noted that for 1996 HECO recorded a return on average common equity (ROACE) of 11.93% and a simple average rate of return on rate base (ROR) of 9.70%, which exceeded the 11.40% ROACE and 9.16% ROR determined to be reasonable by the PUC in the utility's last rate case. HECO filed a motion to close the proceeding in March 1998, based on the fact that the actual returns for 1997--a 10.26% ROACE and a 8.75% ROR--were below the returns the PUC found to be fair and reasonable in the last rate proceeding. The Consumer Advocate has filed with the PUC a statement that it does not oppose HECO's request to close the proceedings. Management cannot predict what future PUC action, if any, may be taken in this proceeding.

HECO POWER OUTAGE

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. The PUC initiated an investigation of the April 9, 1991 outage and consolidated it with a pending investigation of an outage that occurred in 1988. Power Technologies, Inc., an independent consultant hired by HECO with the approval of the PUC, investigated the 1991 outage. HECO is implementing certain of Power Technologies, Inc.'s recommendations and provides the PUC with summaries of its progress on those recommendations. Management cannot predict the timing and outcome of any PUC decision and order (D&O) that may be issued, if any, with respect to the outages.

(5)  ACCOUNTING CHANGES
-----------------------

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. HECO and its subsidiaries adopted SFAS No. 130 in the first quarter of 1998, but have no material period or accumulated other comprehensive income items.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Consolidated HECO adopted SFAS No. 131 in the first quarter of 1998, with no modification to its reporting segment.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. HECO and its subsidiaries have not determined when they will adopt SOP 98-1. Management estimates that the adoption of SOP 98-1 will not have a material effect on consolidated HECO's financial condition, results of operations or liquidity.

COSTS OF START-UP ACTIVITIES

In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs of start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998. HECO and its subsidiaries have not determined when they will adopt SOP 98-5. Management estimates that the adoption of SOP 98-5 will not have a material effect on consolidated HECO's financial condition, results of operations or liquidity.

(6)  SUMMARIZED FINANCIAL INFORMATION
-------------------------------------

Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:

BALANCE SHEET DATA

                                                            HELCO                                  MECO
                                               --------------------------------        -----------------------------
                                               March 31,           December 31,        March 31,         December 31,
(in thousands)                                    1998                1997               1998                1997
--------------------------------------------------------------------------------------------------------------------

Current assets............................      $ 27,071             $ 28,631          $ 32,584             $ 31,994
Noncurrent assets.........................       406,259              403,981           376,721              374,766
                                                --------             --------          --------             --------
                                                $433,330             $432,612          $409,305             $406,760
                                                ========             ========          ========             ========

Common stock equity.......................      $145,196             $144,761          $151,145             $150,129
Cumulative preferred stock
    Not subject to mandatory redemption...        10,000               10,000             8,000                8,000
    Subject to mandatory redemption.......         7,000                7,000             5,575                5,575
Current liabilities.......................        61,853               63,500            25,107               24,454
Noncurrent liabilities....................       209,281              207,351           219,478              218,602
                                                --------             --------          --------             --------
                                                $433,330             $432,612          $409,305             $406,760
                                                ========             ========          ========             ========

INCOME STATEMENT DATA

                                                            HELCO                                   MECO
                                                -----------------------------          -----------------------------
                                                      Three months ended                     Three months ended
                                                          March 31,                               March 31,
                                                -----------------------------          -----------------------------
(in thousands)                                    1998                 1997              1998                 1997
--------------------------------------------------------------------------------------------------------------------

Operating revenues........................       $38,775              $40,338           $35,730              $37,979
Operating income..........................         4,566                3,343             4,701                4,429
Net income for common stock...............         3,751                2,736             3,584                3,295

(7)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
--------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     ---------------------------------

                                                                                   Three months ended
                                                                                        March 31,
                                                                              -----------------------------
(in thousands)                                                                  1998                1997
-----------------------------------------------------------------------------------------------------------

Operating income from regulated and nonregulated activities before
 income taxes (per HEI consolidated statements of income)..............       $ 42,561             $ 38,594
Deduct:
 Income taxes on regulated activities..................................        (13,002)             (11,704)
 Revenues from nonregulated activities.................................         (2,219)              (2,159)
Add:
 Expenses from nonregulated activities.................................            203                   83
                                                                              --------             --------
Operating income from regulated activities after income taxes (per
 HECO consolidated statements of income)...............................       $ 27,543             $ 24,814
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


                             RESULTS OF OPERATIONS
HEI CONSOLIDATED
----------------

                                 Three months ended
                                     March 31,
(in thousands, except per       -------------------        %   Primary reason(s) for significant
share amounts)                    1998       1997       change              change*
------------------------------------------------------------------------------------------------

Revenues.....................   $375,621   $359,193        5   Increase for the savings bank
                                                               segment resulting from the
                                                               December 1997 acquisition of
                                                               most of BoA's Hawaii operations,
                                                               partly offset by decreases for
                                                               the electric utility and "other"
                                                               segments

Operating income.............     56,018     49,352       14   Increases for the savings bank
                                                               and electric utility segments,
                                                               partly offset by a decrease for
                                                               the "other" segment

Net income...................     22,223     19,663       13   Higher operating income, partly
                                                               offset by higher preferred
                                                               securities distributions and
                                                               higher interest expense due to
                                                               higher borrowings to finance the
                                                               infusion of capital into ASB for
                                                               the acquisition of most of BoA's
                                                               Hawaii operations
Basic earnings
   per common share..........   $   0.70   $   0.64        9   See explanation for "net
Diluted earnings                                               income," partly offset by an
   per common share..........   $   0.69   $   0.63       10   increase in shares outstanding

Weighted average number of
 common shares outstanding...     31,958     30,960        3   Issuances under the Dividend
                                                               Reinvestment and Stock Purchase
                                                               Plan and other plans**

*  Also see segment discussions which follow.

** Beginning in March 1998, HEI purchased its common shares in the open market to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan.

Following is a general discussion of the results of operations by business segment.

ELECTRIC UTILITY
----------------

                                 Three months ended
                                      March 31,
(in thousands, except per      --------------------------             %                Primary reason(s) for significant
barrel amounts)                  1998              1997             change                          change
------------------------------------------------------------------------------------------------------------------------

Revenues.................      $258,262          $273,756              (6)        Lower fuel prices ($18 million),
                                                                                  partly offset by the recovery of
                                                                                  higher integrated resource planning
                                                                                  costs ($2 million, including
                                                                                  demand-side management program costs,
                                                                                  lost margins and shareholder
                                                                                  incentives)
Expenses
 Fuel oil................        56,731            69,220             (18)        Lower fuel oil prices

 Purchased power.........        66,583            70,751              (6)        Lower fuel prices

 Other...................        92,387            95,191              (3)        Lower other operation and maintenance
                                                                                  expenses and taxes, other than income
                                                                                  taxes, partly offset by higher
                                                                                  depreciation expense

Operating income.........        42,561            38,594              10         Decrease in revenues more than offset
                                                                                  by the decrease in expenses

Net income...............        19,262            17,164              12         Higher operating income, partly
                                                                                  offset by higher preferred securities
                                                                                  distributions

Kilowatthour sales
 (millions)..............         2,127             2,124              --

Fuel oil price per barrel        $23.59            $28.12             (16)

Kilowatthour (KWH) sales in the first quarter of 1998 increased 0.1% from the same quarter in 1997, partly due to an increase in the number of customers. However, Hawaii's slow economy and cooler weather dampened KWH sales. Electric utility operating income increased 10% primarily due to lower other operation and maintenance expenses resulting from the timing of such expenses and cost containment efforts.

REGULATION OF ELECTRIC UTILITY RATES

The PUC has broad discretion in its regulation of the rates charged by HEI's electric utility subsidiaries and in other matters. Any adverse D&O by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding, could have a material adverse effect on the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O. Interim rate increases are subject to refund with interest, pending the final outcome of the case. Management cannot predict with certainty when D&Os in pending or future rate cases will be rendered or the amount of any interim or final rate increase that may be granted.

RECENT RATE REQUESTS

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability.

Hawaii Electric Light Company, Inc.
-----------------------------------
In March 1998, HELCO filed a request to increase rates 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% return on average common equity (ROACE), primarily to recover costs relating to two power generation projects--an agreement to buy power from Encogenis 60-megawatt plant in Hamakua and the cost of adding generating units at HELCO's Keahole power plant. Under HELCO's request, the portion of the rate increase related to Encogenis generators would not go into effect until the facilities are completed and providing electric service to customers.

Maui Electric Company, Limited
------------------------------
In February 1995, MECO filed a request to increase rates based on a 1996 test year. MECO's final requested increase was 3.8%, or $5.0 million in annual revenues, based on an 11.5% ROACE. In January 1996, MECO received an interim D&O authorizing an increase of 2.8%, or $3.7 million in annual revenues, based on an 11.5% ROACE, effective February 1, 1996. In April 1997, MECO received a final D&O authorizing a 2.9%, or $3.9 million increase in annual revenues, $0.2 million more annually than the interim increase and based on an 11.5% ROACE.

In May 1996, MECO filed a request to increase rates 13%, or $18.9 million in annual revenues, based on a 1997 test year and a 12.9% ROACE, primarily to recover the costs related to the anticipated 1997 addition of new generating unit M17. In November 1996, MECO filed a motion with the PUC to approve a stipulation between MECO and the Consumer Advocate which would provide MECO with an increase in annual revenues of $1.5 million, based on an 11.65% ROACE. In May 1997, the stipulated increase was revised to $1.3 million after considering the final decision in the 1996 test year case. The primary reason for the stipulation was a delay in the expected in-service date for MECO's generating unit M17 until late 1998 because of delays in obtaining the necessary Prevention of Significant Deterioration/Covered Source (PSD) permit from the Department of Health of the State of Hawaii/U.S. Environmental Protection Agency (EPA). In December 1997, MECO received a final D&O authorizing no additional increase in annual revenues, based on an 11.12% ROACE.

In January 1998, MECO received a PSD permit for generating unit M17 and filed a request to increase rates 15.3%, or $22.4 million in annual revenues, based on a 12.75% ROACE and a 1999 test year, primarily to recover the costs related to the anticipated addition of unit M17 in late 1998. In February 1998, Kawaihae Cogeneration Partners (KCP) filed a petition with the EPA's Environmental Appeals Board (EAB) to review the air permit issued to MECO for units M17 and M19, staying construction. In April 1998, the Department of Health of the State of Hawaii (DOH) submitted their brief to the EAB responding to issues raised in KCP's petition and requesting that the petition be denied. On May 1, 1998, EPA Region IX filed their response to the KCP petition, indicating their continued concurrence with the permit issued to MECO and requesting that the KCP petition be denied. An EAB ruling is pending.

CONTINGENCIES

See note (4) in HECO's "Notes to consolidated financial statements."

SAVINGS BANK
------------

                                 Three months ended
                                      March 31,
                            ---------------------------               %
(in thousands)               1998                 1997              change       Primary reason(s) for significant change
--------------------------------------------------------------------------------------------------------------------------

Revenues...............     $101,827            $68,912                48        Higher interest income as a result of
                                                                                 the higher average interest-earning
                                                                                 assets balance due to the acquisition of
                                                                                 most of the Hawaii operations of BoA,
                                                                                 partly offset by the lower weighted
                                                                                 average yields on these assets

Operating income.......       16,051             12,285                31        Higher net interest income due to the
                                                                                 acquisition, partly offset by an
                                                                                 increase in the provision for loan
                                                                                 losses and higher compensation and
                                                                                 employee benefit expenses

Net income.............        8,360              7,099                18        Higher operating income, partly offset
                                                                                 by higher taxes and preferred stock
                                                                                 dividends

Interest rate spread...         3.21%              2.97%                8        5 basis points decrease in the weighted
                                                                                 average yield on interest-earning assets
                                                                                 more than offset by a 29 basis points
                                                                                 decrease in the weighted average rate on
                                                                                 interest-bearing liabilities

ASB's net income for the first quarter of 1998 reflects the first full quarter of earnings after the acquisition of most of the Hawaii operations of BoA. Partly offsetting the higher results compared to the first quarter of 1997 was an after-tax increase of $1 million in ASB's loan loss provision.

ASB's interest rate spread-the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities-increased 8%. Comparing first quarter 1998 to the same period in 1997, the weighted average rate on interest-bearing liabilities decreased more than the weighted average yield on interest-earning assets decreased.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. In December 1997, ASB was able to grow significantly through the assumption of $1.7 billion of BoA's Hawaii deposits. There was an outflow of deposits of $80 million in the first quarter of 1998, partly offset by $28 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and mortgage-backed securities, and other sources. In recent years, advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase have become more significant sources of funds as the demand for deposits decreased due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's interest rate spread and net interest income.

In the slow Hawaii economy, ASB has seen a rise in nonaccrual loans and loan loss reserves. During the first quarter of 1998, ASB added $2.9 million to its allowance for loan losses - 146% more than the additions made in the same quarter last year. As of March 31, 1998, ASB's allowance for loan losses was 1.07% of average loans outstanding. Charge-offs, however, remain low compared to mainland thrifts. Annualized charge-offs were 11 basis points of average loans outstanding, compared to 33 basis points for all U.S. thrifts for the nine months ended September 1997.

The following table presents the changes in the allowance for loan losses for the quarters indicated.

                                                                                     Quarters ended
                                                                                        March 31,
                                                                              ---------------------------
(in thousands)                                                                  1998               1997
---------------------------------------------------------------------------------------------------------

Allowance for loan losses, beginning of quarter........................       $29,950             $19,205
Additions to provisions for losses.....................................         2,924               1,189
Allowance for losses on loans returned to BoA..........................           (98)                 --
Net charge-offs........................................................          (579)               (520)
                                                                              -------             -------
Allowance for loan losses, end of quarter..............................       $32,197             $19,874
                                                                              =======             =======

On March 27, 1998, ASB formed a wholly-owned operating subsidiary, ASB Realty Corporation (ASBR). In March 1998, ASBR accepted the subscription for all of its common stock by ASB in exchange for approximately $1.7 billion in participation interests in mortgage loans and mortgage-backed and mortgage-related securities. In the second quarter of 1998, ASBR will sell 1,000 shares of its nonvoting preferred stock to ASB. ASBR will elect to be taxed as a real estate investment trust (REIT). ASBR's objective will be to acquire, hold, finance and manage qualifying REIT assets.

OTHER
-----

                          Three months ended
                               March 31,
                      --------------------------              %
(in thousands)         1998               1997              change         Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------

Revenues........      $15,532            $16,525               (6)        MPC's lower unit sales, partly offset by
                                                                          the freight transportation subsidiaries'
                                                                          higher general freight revenues and
                                                                          HEIPC's higher revenues

Operating loss..       (2,594)            (1,527)             (70)        MPC's lower unit sales and higher
                                                                          expenses at HEIPC and corporate HEI

The "other" business segment includes results of operations from Hawaiian Tug & Barge Corp. (HTB) and its subsidiary, YB, maritime freight transportation companies; Malama Pacific Corp. (MPC) and its subsidiaries, real estate development and investment companies; HEI Investment Corp. (HEIIC), a company primarily holding investments in leveraged leases; HEI Power Corp. (HEIPC) and its subsidiaries, companies formed to pursue independent power projects in Asia and the Pacific; Pacific Energy Conservation Services, Inc., a contract services company primarily providing limited services to an affiliate; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., companies formed primarily for the purpose of effecting the issuance of 8.36% Trust Originated Preferred Securities; HEI and HEI Diversified, Inc. (HEIDI), holding companies; and eliminations of intercompany transactions.

FREIGHT TRANSPORTATION

The freight transportation subsidiaries recorded operating income of $0.7 million and $0.4 million in the first quarters of 1998 and 1997, respectively. The higher operating income for the 1998 quarter is due to higher general freight revenues and lower expenses resulting from a PUC approved sailing schedule change. The freight transportation subsidiaries, however, continue to be negatively impacted by the slow economic activity on the neighbor islands and the slow construction industry in Hawaii.

In March 1997, YB filed a request with the PUC for a general rate increase of 8.2%. In September 1997, the PUC approved YB's request to change its sailing schedule which resulted in a reduction in YB's requested rate increase from 8.2% to 5.7%. In October 1997, YB received a final decision and order authorizing a 4.7%, or $1.7 million increase in annual revenues, based on a ROACE of 14.1%.

REAL ESTATE

MPC recorded operating losses of $0.4 million and $0.3 million in the first quarters of 1998 and 1997, respectively. The slow real estate market in Hawaii has negatively impacted MPC's real estate development activities. It is expected that Hawaii's real estate market will not rebound in the near term. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects. For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

OTHER

HEIPC was formed in 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific. HEIPC's consolidated operating loss in the first quarter of 1998 was $0.6 million, compared with $0.3 million for the same period in 1997. The increase in the first quarter loss was due to increased business development expenses, partly offset by operating income from the energy conversion agreement described below.

In September 1996, HEI Power Corp. Guam (HPG), entered into a 20-year energy conversion agreement with the Guam Power Authority (GPA), pursuant to which HPG has repaired and is operating and maintaining two oil-fired 25-megawatt (net) units on GPA property at Tanguisson, Guam. In November 1996, HPG assumed operational control of the Tanguisson facility. HPG's total cost to repair the two units was $15 million. The GPA project site is contaminated with oil from spills occurring prior to HPG's assuming operational control. HPG has agreed to manage the operation and maintenance of GPA's waste oil recovery system at the project site consistent with GPA's oil recovery plan as approved by the EPA. GPA, however, has agreed to indemnify and hold HPG harmless from any pre-existing environmental liability.

Management's initial plans were to invest approximately $25 million to $30 million in HEIPC. In December 1997, management changed its plans and currently expects to invest a total of approximately $75 million in HEIPC through the year 2000.

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

YEAR 2000 READINESS

HEI and its subsidiaries are aware of the Year 2000 date issues associated with the practice of encoding only the last two digits of four digit years in computer-based systems. Year 2000 date issues, if not properly addressed, could result in computer errors that might result in a disruption of business operations. To properly address these issues, the management at each subsidiary has developed Year 2000 programs and projects and have management teams in place that are actively assessing, renovating, validating and implementing Year 2000 ready systems. Both of HEI's major business segments, HECO and its subsidiaries and ASB and its subsidiaries, are in the process of replacing the majority of their business-critical applications with integrated application suites that are warranted to be Year 2000 ready. Although Year 2000 readiness was a requirement, these application replacements were primarily driven by business needs. Management estimates that the incremental cost to renovate other applications and test replacement applications and systems to become Year 2000 ready will not have a material effect on the Company's financial condition, results of operations or liquidity. No assurance can be given that the Company will successfully avoid all problems with the Year 2000 issue.

ACCOUNTING CHANGES
------------------

See note (7) and note (5) in HEI's and HECO's "Notes to consolidated financial statements," respectively.


                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company and HECO and its subsidiaries believe that their ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund their construction programs and investments and to cover debt and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI was as follows:

(in millions)                                              March 31, 1998                       December 31, 1997
--------------------------------------------------------------------------------------------------------------------

Short-term borrowings.........................        $  255                12%             $  298                14%
Long-term debt................................           858                39                 802                37
HEI- and HECO-obligated preferred
   securities of trust subsidiaries...........           150                 7                 150                 7
Preferred stock of electric utility
 subsidiaries.................................            82                 4                  84                 4
Common stock equity...........................           821                38                 815                38
                                                      ------               ---              ------               ---
                                                      $2,166               100%             $2,149               100%
                                                      ======               ===              ======               ===

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from FHLB are not included in the table above.

For the first three months of 1998, net cash provided by operating activities was $32 million. Net cash used in investing activities was $62 million, largely due to ASB's loan originations and mortgage-backed securities purchased, net of repayments, and consolidated HECO's capital expenditures, partly offset by cash received from BoA for loans returned after the acquisition primarily due to delinquency. Net cash used in financing activities was $12 million as a result of several factors, including net decreases in deposit liabilities, short-term borrowings and advances from FHLB and the payment of common stock dividends, partly offset by net increases in securities sold under agreements to repurchase and long-term debt.

HEI estimates its consolidated requirements for funds for 1998 through 2002, including net capital expenditures (which exclude the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase) and sinking fund requirements, to total $819 million. Of this amount, approximately $665 million is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI estimates that its consolidated internal sources, after the payment of HEI dividends, will provide approximately 80% of the consolidated requirements, with debt financing providing the remaining requirements. Additional debt and equity financing may be required to fund activities not included in the 1998-2002 forecast, such as the investment in and/or the development of additional power companies and/or projects in the Asia Pacific region, or to fund changes in requirements, such as increases in the amount of or acceleration of capital expenditures of the electric utilities.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

ELECTRIC UTILITY

HECO's consolidated capital structure was as follows:

(in millions)                                March 31, 1998                        December 31, 1997
-------------------------------------------------------------------------------------------------------

Short-term borrowings from
 nonaffiliates and affiliate......       $  105                 6%              $   96                6%

Long-term debt....................          630                39                  628               39
HECO-obligated preferred
 securities of trust subsidiary...           50                 3                   50                3
Preferred stock...................           82                 5                   84                5
Common stock equity...............          773                47                  769               47
                                         ------               ---               ------              ---
                                         $1,640               100%              $1,627              100%
                                         ======               ===               ======              ===

Operating activities provided $36 million in net cash during the first three months of 1998. Investing activities used net cash of $25 million, primarily for capital expenditures. Financing activities used net cash of $8 million, including $16 million for the payment of common and preferred dividends, partly offset by the net increase in short-term borrowings.

The electric utilities estimate their consolidated requirements for funds for 1998 through 2002, including net capital expenditures, long-term debt retirements and sinking fund requirements, to total $644 million. HECO estimates that its consolidated internal sources, after the payment of common stock and preferred stock dividends, will provide approximately 85% of the consolidated requirements, with debt and equity financing providing the remaining requirements. As of March 31, 1998, $51 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds on behalf of HECO, MECO and HELCO remain undrawn and an additional $88 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance by the Department of Budget and Finance of the State of Hawaii on behalf of HECO and MECO prior to the end of 1999. HECO estimates that it will require approximately $15 million in new common equity, in addition to retained earnings, over the five-year period 1998 through 2002. The PUC must approve issuances of long-term securities by HECO, HELCO and MECO.

Capital expenditures include the costs of projects that are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. The electric utilities estimate that net capital expenditures for the five-year period 1998 through 2002 will total $592 million. Approximately 72% of forecast gross capital expenditures, which includes the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction, is for transmission and distribution projects, with the remaining 28% primarily for generation projects.

For 1998, electric utility net capital expenditures are estimated to be $151 million. Gross capital expenditures are estimated to be $184 million, comprised of approximately $121 million for transmission and distribution projects, approximately $39 million for new generation projects and approximately $24 million for general plant and existing generation projects. Cash needed for the net capital expenditures is expected to be provided by drawdowns of proceeds from previous and future sales of tax-exempt special purpose revenue bonds, the generation of funds from internal sources and sales of common stock to HEI.

Management periodically reviews capital expenditure estimates and the timing of construction projects. These estimates may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of KWH sales and peak load, the availability of purchased power, the availability of generating sites and transmission and distribution corridors, the ability to obtain adequate and timely rate increases, escalation in construction costs, DSM programs and requirements of environmental and other regulatory and permitting authorities.

SAVINGS BANK

                                                           March 31,              December 31,            %
(in millions)                                                1998                     1997              change
--------------------------------------------------------------------------------------------------------------

Total assets.....................................           $5,514                   $5,548                 (1)
Mortgage-backed securities.......................            1,904                    1,865                  2
Loans receivable, net............................            3,024                    3,036                 --
Deposit liabilities..............................            3,865                    3,917                 (1)
Securities sold under agreements to repurchase...              425                      375                 13
Advances from Federal Home Loan Bank.............              735                      736                 --

As of December 31, 1997, ASB was the third largest financial institution in the state based on total assets of $5.5 billion and based on deposits of $3.9 billion.

For the first three months of 1998, net cash used in ASB's operating activities was $0.1 million. Net cash used in ASB's investing activities was $35 million, due largely to the origination of loans receivable and mortgage-backed securities purchased, partly offset by principal repayments and the cash received from BoA for loans returned after the acquisition primarily due to delinquency. Net cash used by financing activities was $14 million largely due to a net decrease of $53 million in deposit liabilities and $4 million in common and preferred stock dividends, partly offset by a net increase of $49 million in securities sold under agreements to repurchase.

Minimum liquidity levels are currently governed by the regulations adopted by the OTS. ASB was in compliance with OTS liquidity requirements as of March 31, 1998.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of March 31, 1998, ASB was in compliance with the OTS minimum capital requirements (noted in parentheses) with a tangible capital ratio of 5.2% (1.5%), a core capital ratio of 5.2% (3.0%) and a risk-based capital ratio of 12.3% (8.0%).

FDIC regulations restrict the ability of financial institutions that are not "well-capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 1998, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 5.2% (5.0%), a Tier-1 risk-based ratio of 11.4% (6.0%) and a total risk-based ratio of 12.3% (10.0%).

The federal and state governments have enacted significant interstate banking legislation. Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank holding company may acquire control of a bank in any state, subject to certain restrictions. Under Hawaii law, effective
June 1, 1997, a bank chartered under Hawaii law may merge with an out-of-state bank and convert all branches of both banks into branches of a single bank, subject to certain restrictions. Although the federal and Hawaii laws apply only to banks, such legislation may nonetheless affect the competitive balance among banks, thrifts and other financial institutions and the level of competition among financial institutions doing business in Hawaii.

For a discussion of the unfavorable disparity in the deposit insurance assessment rates and Financing Corporation assessment rates that ASB and other thrifts have paid in relation to the rates that most commercial banks have paid, and certain legislation affecting financial institutions, see note (3) in HEI's "Notes to consolidated financial statements."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company's results are impacted by its, primarily ASB's, ability to manage interest rate risk. For quantitative and qualitative information about the Company's market risks, see pages 37 to 39 of HEI's 1997 Annual Report to Stockholders.

U.S. Treasury yields at March 31, 1998 and December 31, 1997 were as follows:

            (%)                       March 31, 1998                 December 31, 1997
            ---                       --------------                 -----------------

          3 month                         5.11                             5.34
          3 year                          5.58                             5.66
          5 year                          5.62                             5.71
          7 year                          5.70                             5.76
          10 year                         5.65                             5.74
          20 year                         6.00                             6.01
          30 year                         5.93                             5.92

As interest rates (as measured by U.S. Treasury yields) have declined only slightly from December 31, 1997 to March 31, 1998, management does not believe there has been a material change in the Company's quantitative disclosures of its interest-sensitive assets, liabilities and off-balance sheet items.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
HEI

The Annual Meeting of Stockholders of HEI was held on April 28, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 18, 1998, the record date for the Annual Meeting, there were 31,977,844 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors.

The results of the voting for the Class II director-nominees and the independent auditor are as follows:


                                                                   Shares of Common stock
                                    ------------------------------------------------------------------------------------
                                                                                                                 Broker
                                        For              Withheld           Against           Abstain           nonvotes
                                    ----------           --------           -------           -------           --------
Election of Class II Directors
  Victor Hao Li, S.J.D.             28,891,607            463,445                                                     --
  T. Michael May                    28,893,299            461,753                                                     --
  Diane J. Plotts                   28,855,163            499,889                                                     --
  Kelvin H. Taketa                  28,871,591            483,461                                                     --
  Jeffrey N. Watanabe               28,610,640            744,412                                                     --

Election of KPMG
  Peat Marwick LLP
  as independent auditor            29,034,762                              109,147           211,143                 --

Based on the recommendation of the Nominating Committee, the Board of Directors voted not to fill, at this time, the position vacated by Director Edwin L. Carter, who reached the mandatory retirement age of 72 as specified by Board resolution. Therefore, the size of the Board was decreased from 13 to 12 immediately following Mr. Carter's retirement on April 28, 1998. Class III Directors-Don E. Carroll, Richard Henderson, Bill D. Mills and Oswald K. Stender-continue in office with terms ending at the 1999 Annual Meeting. Class I Directors-Robert F. Clarke, A. Maurice Myers and James K. Scott-continue in office with terms ending at the 2000 Annual Meeting.

HECO

The Annual Meeting of the Sole Stockholder of HECO was conducted by written consent effective April 28, 1998. Except for Edwin L. Carter, the incumbent members of the Board of Directors of HECO were re-elected. The incumbent members continuing in office are Robert F. Clarke, Richard Henderson, T. Michael May, Paul A. Oyer, Diane J. Plotts, Anne M. Takabuki and Paul C. Yuen. In addition, KPMG Peat Marwick LLP was elected independent auditor of HECO for the fiscal year 1998.

ITEM 5.  OTHER INFORMATION
--------------------------

A.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS

    Three months                                          Years Ended December 31,
       ended           -------------------------------------------------------------------------------------------
  March 31, 1998            1997                1996                1995               1994              1993
-------------------    ---------------     --------------      -------------     --------------    ---------------

       1.86                 1.82                1.87                1.94               2.22              2.25
===================    ===============     ==============      =============     ==============    ===============

  RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS

    Three months                                          Years Ended December 31,
       ended           -------------------------------------------------------------------------------------------
  March 31, 1998            1997                1996                1995               1994              1993
-------------------    ---------------     --------------      -------------     --------------    ---------------

       1.46                  1.53               1.53                1.57               1.69              1.65
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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES

    Three months                                          Years Ended December 31,
       ended           -------------------------------------------------------------------------------------------
  March 31, 1998            1997                1996                1995               1994              1993
-------------------    ---------------     --------------      -------------     --------------    ---------------

       3.19                 3.26                3.58                3.46               3.47              3.25
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS


HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1       Computation of ratio of earnings to fixed charges, three
                   months ended
                   March 31, 1998 and 1997

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2       Computation of ratio of earnings to fixed charges, three
                   months ended
                   March 31, 1998 and 1997

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1       Financial Data Schedule
                   March 31, 1998 and three months ended March 31, 1998

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1(a)    Restated Financial Data Schedule
                   March 31, 1997 and three months ended March 31, 1997

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2       Financial Data Schedule
                   March 31, 1998 and three months ended March 31, 1998

(B)  REPORTS ON FORM 8-K

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.     HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                        (Registrant)


By  /s/ Robert F. Mougeot              By  /s/ Paul Oyer
   ----------------------                 --------------
   Robert F. Mougeot                      Paul A. Oyer
   Financial Vice President and           Financial Vice President and
    Chief Financial Officer                 Treasurer
   (Principal Financial Officer of HEI)    (Principal Financial Officer of HECO)

Date:  May 12, 1998                    Date:  May 12, 1998