Form 10-Q
period 1998-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1998-08-13
CIK 354707, 46207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as             Commission     I.R.S. Employer
Specified in Its Charter                File Number   Identification No.
-----------------------------           -----------   ------------------

HAWAIIAN ELECTRIC INDUSTRIES, INC.        1-8503           99-0208097

                            and Principal Subsidiary

HAWAIIAN ELECTRIC COMPANY, INC.           1-4955           99-0040500

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


Class of Common Stock                              Outstanding August 10, 1998
--------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc.
 (Without Par Value)....................                32,010,493 Shares
Hawaiian Electric Company, Inc.
 ($6 2/3 Par Value)..................... 12,805,843 Shares (not publicly traded)
================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
              Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 1998

                                     INDEX

                                                                        Page No.

Glossary of terms............................................................ii

                         PART I.  FINANCIAL INFORMATION

Item  1.     Financial statements

             Hawaiian Electric Industries, Inc. and subsidiaries
             ---------------------------------------------------

             Consolidated balance sheets (unaudited) -
              June 30, 1998 and December 31, 1997.........................   1

             Consolidated statements of income (unaudited) -
              three and six months ended June 30, 1998 and 1997...........   2

             Consolidated statements of retained earnings (unaudited) -
              three and six months ended June 30, 1998 and 1997...........   2

             Consolidated statements of cash flows (unaudited) -
              six months ended June 30, 1998 and 1997.....................   3

             Notes to consolidated financial statements (unaudited).......   4

             Hawaiian Electric Company, Inc. and subsidiaries
             ------------------------------------------------

             Consolidated balance sheets (unaudited) -
              June 30, 1998 and December 31, 1997.........................  10

             Consolidated statements of income (unaudited) -
              three and six months ended June 30, 1998 and 1997...........  11

             Consolidated statements of retained earnings (unaudited) -
              three and six months ended June 30, 1998 and 1997...........  11

             Consolidated statements of cash flows (unaudited) -
              six months ended June 30, 1998 and 1997.....................  12

             Notes to consolidated financial statements (unaudited).......  13

Item 2.      Management's discussion and analysis of financial condition and results of operations...................................  19

Item 3.      Quantitative and qualitative disclosures about market risk...  30

                          PART II.  OTHER INFORMATION

Item 1.      Legal proceedings............................................  30
Item 5.      Other information............................................  30
Item 6.      Exhibits and reports on Form 8-K.............................  32
Signatures................................................................  33

              Hawaiian Electric Industries, Inc. and subsidiaries
              Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 1998

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

HCPC             Hilo Coast Power Company

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

NOV          Notice of Violation

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

                        PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
                                                                              June 30,             December 31,
(in thousands)                                                                  1998                   1997
------------------------------------------------------------------------------------------------------------------

ASSETS
------
Cash and equivalents............................................                $  253,886             $  254,356
Accounts receivable and unbilled revenues, net..................                   150,098                158,292
Inventories, at average cost....................................                    39,206                 45,412
Real estate developments........................................                    30,122                 30,143
Investment and mortgage-backed securities.......................                 2,132,890              1,971,886
Other investments...............................................                    68,643                 73,769
Loans receivable, net...........................................                 3,058,849              3,035,847
Property, plant and equipment, net of accumulated
   depreciation and amortization of $1,022,929 and $974,759.....                 2,047,739              2,019,558
Regulatory assets...............................................                   110,069                104,079
Other...........................................................                   152,448                138,048
Goodwill and other intangibles..................................                   119,347                122,492
                                                                                ----------             ----------
                                                                                $8,163,297             $7,953,882
                                                                                ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------
LIABILITIES
Accounts payable................................................                $  106,955             $  149,266
Deposit liabilities.............................................                 3,816,787              3,916,600
Short-term borrowings...........................................                   333,151                298,016
Securities sold under agreements to repurchase..................                   525,590                375,366
Advances from Federal Home Loan Bank............................                   790,581                736,474
Long-term debt..................................................                   918,861                802,575
Deferred income taxes...........................................                   185,220                186,241
Unamortized tax credits.........................................                    51,628                 49,904
Contributions in aid of construction............................                   201,398                197,596
Other...........................................................                   177,257                193,100
                                                                                ----------             ----------
                                                                                 7,107,428              6,905,138
                                                                                ----------             ----------

HEI- and HECO-obligated preferred securities of
     trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed and HECO and HECO-guaranteed
     subordinated debentures....................................                   150,000                150,000
Preferred stock of electric utility subsidiaries
    Subject to mandatory redemption.............................                    33,370                 35,770
    Not subject to mandatory redemption.........................                    48,293                 48,293
                                                                                ----------             ----------
                                                                                   231,663                234,063
                                                                                ----------             ----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 10,000 shares;
    issued:  none...............................................                        --                     --
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 32,009 shares and 31,895 shares............                   659,399                654,819
Retained earnings...............................................                   164,807                159,862
                                                                                ----------             ----------
                                                                                   824,206                814,681
                                                                                ----------             ----------
                                                                                $8,163,297             $7,953,882
                                                                                ==========             ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
                                                                      Three months ended                  Six months ended
                                                                          June 30,                             June 30,
(in thousands, except per share amounts and                        ----------------------            --------------------------
ratio of earnings to fixed charges)                                  1998           1997               1998           1997
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
Electric utility......................................              $244,548      $275,324           $502,810       $549,080
Savings bank..........................................               101,268        69,674            203,095        138,586
Other.................................................                16,656        15,255             32,188         31,780
                                                                    --------      --------           --------       --------
                                                                     362,472       360,253            738,093        719,446
                                                                    --------      --------           --------       --------

EXPENSES
Electric utility......................................               202,850       234,928            418,551        470,090
Savings bank..........................................                88,638        57,438            174,414        114,065
Other.................................................                17,194        17,717             35,320         35,769
                                                                    --------      --------           --------       --------
                                                                     308,682       310,083            628,285        619,924
                                                                    --------      --------           --------       --------

OPERATING INCOME (LOSS)
Electric utility......................................                41,698        40,396             84,259         78,990
Savings bank..........................................                12,630        12,236             28,681         24,521
Other.................................................                  (538)       (2,462)            (3,132)        (3,989)
                                                                    --------      --------           --------       --------
                                                                      53,790        50,170            109,808         99,522
                                                                    --------      --------           --------       --------

Interest expense--electric utility and other..........               (18,674)      (15,680)           (36,815)       (32,145)
Allowance for borrowed funds used
   during construction................................                 1,703         1,609              3,319          3,136
Preferred stock dividends of electric
   utility subsidiaries...............................                (1,500)       (1,563)            (3,008)        (3,134)
Preferred securities distributions of
   trust subsidiaries.................................                (3,096)       (3,104)            (6,192)        (4,439)
Allowance for equity funds used during
   construction.......................................                 2,866         2,752              5,642          5,425
                                                                    --------      --------           --------       --------

INCOME BEFORE INCOME TAXES............................                35,089        34,184             72,754         68,365
Income taxes..........................................                12,696        14,389             28,138         28,907
                                                                    --------      --------           --------       --------
NET INCOME............................................              $ 22,393      $ 19,795           $ 44,616       $ 39,458
                                                                    ========      ========           ========       ========
Basic earnings per common share.......................              $   0.70      $   0.63           $   1.40       $   1.27
                                                                    ========      ========           ========       ========
Diluted earnings per common share.....................              $   0.70      $   0.63           $   1.39       $   1.27
                                                                    ========      ========           ========       ========
Dividends per common share............................              $   0.62      $   0.61           $   1.24       $   1.22
                                                                    ========      ========           ========       ========
Weighted average number of common
   shares outstanding.................................                32,007        31,237             31,982         31,099
       Effect of dilutive securities--
         Stock options and dividend equivalents.......                   136            82                138             85
                                                                    --------      --------           --------       --------
Adjusted weighted average shares......................                32,143        31,319             32,120         31,184
                                                                    ========      ========           ========       ========
Ratio of earnings to fixed charges (SEC method)
   Excluding interest on ASB deposits.................                                                   1.82           1.82
                                                                                                     ========       ========
   Including interest on ASB deposits.................                                                   1.44           1.54
                                                                                                     ========       ========

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                       Three months ended                   Six months ended
                                                                           June 30,                             June 30,
                                                             ---------------------------------      -------------------------------
(in thousands)                                                       1998               1997               1998               1997
-----------------------------------------------------------  ----------------------------------------------------------------------


RETAINED EARNINGS, BEGINNING OF PERIOD................              $162,259           $150,697           $159,862        $149,907
Net income............................................                22,393             19,795             44,616          39,458
Common stock dividends................................               (19,845)           (19,037)           (39,671)        (37,910)
                                                                    --------           --------           --------        --------
RETAINED EARNINGS, END OF PERIOD......................              $164,807           $151,455           $164,807        $151,455
                                                                    ========           ========           ========        ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Six months ended June 30,
                                                                              ------------------------------
(in thousands)                                                                         1998             1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................................................    $  44,616        $  39,458
Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment..........       49,543           45,592
      Other amortization......................................................        7,850            7,943
      Deferred income taxes and tax credits, net..............................        1,513            1,676
      Allowance for equity funds used during construction.....................       (5,642)          (5,425)
      Changes in assets and liabilities
            Decrease in accounts receivable and unbilled revenues, net........        8,194            2,679
            Decrease in inventories...........................................        6,206            1,619
            Increase in regulatory assets.....................................       (3,265)          (4,456)
            Decrease in accounts payable......................................      (42,311)          (9,606)
            Changes in other assets and liabilities...........................      (22,899)         (18,046)
                                                                                  ----------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.....................................       43,805           61,434
                                                                                  ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and purchased.....................................     (301,420)        (146,280)
Principal repayments on loans receivable......................................      238,987           73,733
Proceeds from sale of loans receivable........................................        3,065            2,487
Held-to-maturity mortgage-backed securities purchased.........................     (278,784)         (94,788)
Principal repayments on held-to-maturity mortgage-backed securities...........      237,356          132,712
Held-to-maturity investment securities purchased..............................     (117,982)              --
Capital expenditures..........................................................      (72,685)         (66,925)
Contributions in aid of construction..........................................        5,560            2,864
Proceeds from loans returned to Bank of America, FSB..........................       27,514               --
Other.........................................................................          156              785
                                                                                  ----------       ---------
NET CASH USED IN INVESTING ACTIVITIES.........................................     (258,233)         (95,412)
                                                                                  ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit liabilities................................     (101,028)          52,317
Net increase (decrease) in short-term borrowings with
   original maturities of three months or less................................       36,174          (84,796)
Proceeds from other short-term borrowings.....................................        1,326              479
Repayment of other short-term borrowings......................................       (2,365)          (1,363)
Proceeds from securities sold under agreements to repurchase..................      412,812          494,500
Repurchase of securities sold under agreements to repurchase..................     (263,000)        (453,100)
Proceeds from advances from Federal Home Loan Bank............................      335,700          354,000
Principal payments on advances from Federal Home Loan Bank....................     (281,593)        (407,500)
Proceeds from issuance of long-term debt......................................      175,482            7,388
Repayment of long-term debt...................................................      (59,400)         (14,900)
Proceeds from issuance of HEI- and HECO-obligated preferred securities of
 trust subsidiaries...........................................................           --          150,000

Redemption of electric utility subsidiaries' preferred stock..................       (2,400)          (2,695)
Net proceeds from issuance of common stock....................................        4,514           12,294
Common stock dividends........................................................      (39,671)         (30,600)
Other.........................................................................       (2,593)         (10,065)
                                                                                  ----------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.....................................      213,958           65,959
                                                                                  ----------       ---------
Net increase (decrease) in cash and equivalents...............................         (470)          31,981
Cash and equivalents, beginning of period.....................................      254,356           97,417
                                                                                  ----------       ---------
CASH AND EQUIVALENTS, END OF PERIOD...........................................    $ 253,886        $ 129,398
                                                                                  =========        =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998 and 1997
(Unaudited)


(1) BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1997 and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1998.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of June 30, 1998 and December 31, 1997, the results of its operations for the three months and six months ended June 30, 1998 and 1997, and its cash flows for the six months ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  ELECTRIC UTILITY SUBSIDIARY
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 10 through 19.

(3)  SAVINGS BANK SUBSIDIARY
----------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION

American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                                          Three months ended                          Six months ended
                                                               June 30,                                   June 30,
                                                ----------------------------------------      -------------------------
(in thousands)                                         1998                1997               1998              1997
-----------------------------------------------------------------------------------------------------------------------

Interest income.................................       $ 94,781            $ 65,834          $190,052          $131,034
Interest expense................................         53,910              38,662           107,051            76,482
                                                       --------            --------          --------          --------
NET INTEREST INCOME.............................         40,871              27,172            83,001            54,552
Provision for losses............................         (3,424)             (1,603)           (6,348)           (2,792)
Other income....................................          6,487               3,840            13,043             7,552
Operating, administrative and general expenses..        (31,304)            (17,173)          (61,015)          (34,791)
                                                       --------            --------          --------          --------
OPERATING INCOME................................         12,630              12,236            28,681            24,521
Income taxes....................................          3,928               5,064            10,269            10,250
                                                       --------            --------          --------          --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS.........          8,702               7,172            18,412            14,271
Preferred stock dividends.......................          1,350                  --             2,700                --
                                                       --------            --------          --------          --------
NET INCOME......................................       $  7,352            $  7,172          $ 15,712          $ 14,271
                                                       ========            ========          ========          ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                                                             June 30,         December 31,
(in thousands)                                                                 1998              1997
-----------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents................................................       $  246,897            $  249,607
Held-to-maturity investment securities..............................          225,988               105,596
Held-to-maturity mortgage-backed securities.........................        1,905,702             1,865,027
Loans receivable, net...............................................        3,058,849             3,035,847
Other...............................................................          183,264               169,843
Goodwill and other intangibles......................................          119,347               122,492
                                                                           ----------            ----------
                                                                           $5,740,047            $5,548,412
                                                                           ==========            ==========
LIABILITIES AND EQUITY
Deposit liabilities.................................................       $3,816,787            $3,916,600
Securities sold under agreements to repurchase......................          525,590               375,366
Advances from Federal Home Loan Bank................................          790,581               736,474
Other...............................................................          201,747               124,185
                                                                           ----------            ----------
                                                                            5,334,705             5,152,625
Preferred stock held by parent......................................           75,000                75,000
Common stock equity.................................................          330,342               320,787
                                                                           ----------            ----------
                                                                           $5,740,047            $5,548,412
                                                                           ==========            ==========


ACQUISITION OF MOST OF THE HAWAII OPERATIONS OF BANK OF AMERICA, FSB (BOA)

Effective December 6, 1997, ASB acquired certain loans and other assets and assumed certain deposits and other liabilities of the Hawaii operations of BoA pursuant to a Purchase and Assumption Agreement executed by both parties on May 26, 1997, as amended. ASB used the purchase method of accounting to account for the transaction. Accordingly, the accompanying financial statements include the results of operations related to the assets acquired and liabilities assumed from the acquisition date. The purchase price relative to this transaction was $1.8 billion, comprised of $1.7 billion estimated fair value of liabilities assumed and $0.1 billion premium paid on certain transferred deposit liabilities. In conjunction with this acquisition, the estimated fair value of tangible and intangible assets acquired, including cash of $0.8 billion, amounted to $1.8 billion. ASB recorded the excess of the purchase price over the estimated fair value of the identifiable net assets acquired of $71 million as goodwill and is amortizing it over 25 years using the straight-line method. ASB recorded the core deposit premium of approximately $20 million as an intangible asset and is amortizing it annually at the greater of the actual attrition rate of the acquired core deposits or 10% of the original premium amount.

DEPOSIT-INSURANCE PREMIUMS AND REGULATORY DEVELOPMENTS

The Savings Association Insurance Fund (SAIF) insures the deposit accounts of ASB and other thrifts. The Bank Insurance Fund (BIF) insures the deposit accounts of commercial banks. The Federal Deposit Insurance Corporation (FDIC) administers the SAIF and BIF.

In September 1996, President Clinton signed into law the Deposit Insurance Funds Act of 1996 (Funds Act), which required the FDIC to impose a one-time special assessment on SAIF members. In addition, effective January 1, 1997, the Funds Act provided that the assessment base for raising funds to pay interest on obligations issued by the Financing Corporation (FICO) is to be expanded to include the deposits of banks as well as thrifts. The provisions of the Funds Act should enable SAIF institutions to achieve, over time, parity with BIF institutions in the schedules of the premiums to be paid for deposit insurance coverage and to fund FICO interest obligations.

In December 1996, the FDIC adopted a risk-based assessment schedule for SAIF institutions, effective January 1, 1997, that was identical to the existing base rate schedule for BIF institutions: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 will be the assessment to fund FICO's interest obligations which was initially set at 6.48 cents per $100 of deposits for SAIF institutions and 1.3 cents per $100 of deposits for BIF institutions (subject to quarterly adjustment). By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first, at which time the FICO interest obligation for both banks and thrifts should thereafter be identical, at an estimated rate of
2.4 cents per $100 of deposits. In December 1997, ASB acquired BIF-assessable deposits as well as SAIF-assessable deposits from BoA. As a "well-capitalized" thrift, ASB's base deposit insurance premium effective for the June 30, 1998 quarterly payment is zero and its assessment for funding FICO interest payments is 6.10 cents per $100 of SAIF-assessable deposits and 1.22 cents per $100 of BIF-assessable deposits, on an annual basis, based on deposits as of March 31, 1998. ASB's assessment for funding FICO interest payments is subject to change quarterly.

The Funds Act provides that the SAIF and BIF will be merged into the Deposit Insurance Fund by January 1, 1999, but only if no insured depository institution is a thrift on that date. The Funds Act leaves to subsequent legislation, however, the manner in which thrift charters might be eliminated in favor of a bank or some other form of charter. Certain of the legislative proposals advanced to address this issue, if adopted, could have a material adverse effect on the Company. For example, if thrift charters were eliminated and ASB obtained a bank charter, HEI and its subsidiaries might become subject to the restrictions on the permissible activities of a bank holding company. While certain of the proposals that have been advanced would grandfather the activities of existing savings and loan holding companies such as HEI, management cannot predict whether or in what form any of these proposals might ultimately be adopted or the extent to which the business of HEI or ASB might be affected.

 (4)  REAL ESTATE SUBSIDIARY
----------------------------

MPC and its subsidiaries' total real estate project inventory, equity investment in real estate joint ventures and loans and advances to unconsolidated joint ventures or joint venture partners amounted to $41 million and $40 million at June 30, 1998 and December 31, 1997, respectively. The amounts MPC will ultimately realize relative to these real estate investments could differ materially from the recorded amounts as of June 30, 1998.

At June 30, 1998, MPC or its subsidiaries had issued (i) guarantees under which they were jointly and severally contingently liable with their joint venture partners for $0.1 million of outstanding loans and (ii) payment guarantees under which MPC or its subsidiaries were severally contingently liable for $3.0 million of outstanding loans and $0.5 million of additional undrawn loan facilities. All such loans are collateralized by real property. At June 30, 1998, HEI had agreed with the lenders of construction loans and loan facilities, of which approximately $4.0 million was outstanding and $1.3 million was undrawn, that it will maintain ownership of l00% of the stock of MPC and that it intends, subject to good and prudent business practices, to keep MPC financially sound and responsible to meet its obligations as guarantor.

 (5)  HEI- AND HECO-OBLIGATED PREFERRED SECURITIES OF TRUST SUBSIDIARIES
------------------------------------------------------------------------
      DIRECTLY OR INDIRECTLY HOLDING SOLELY HEI AND HEI-GUARANTEED AND HECO
      ---------------------------------------------------------------------
      AND HECO-GUARANTEED SUBORDINATED DEBENTURES
      -------------------------------------------

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

 (6)  CASH FLOWS
----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:


                                                                                 Six months ended
                                                                                     June 30,
                                                                       ----------------------------------
(in thousands)                                                                1998               1997
---------------------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding
 interest paid on nonrecourse debt on leveraged leases)................       $138,753           $106,341
                                                                              ========           ========
 Interest on nonrecourse debt from leveraged leases.....................      $  3,136           $  3,801
                                                                              ========           ========
Income taxes...........................................................       $ 26,625           $ 30,846
                                                                              ========           ========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Under the HEI Dividend Reinvestment and Stock Purchase Plan, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $7.3 million for the six months ended June 30, 1997. Beginning in March 1998, HEI acquired for cash its common shares in the open market to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan.

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $5.6 million and $5.4 million for the six months ended June 30, 1998 and 1997, respectively.

 (7)  ACCOUNTING CHANGES
------------------------

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

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 in the first quarter of 1998, but had no material "other" comprehensive income items for the income statement periods presented or accumulated as of the balance sheet dates presented.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company adopted SFAS No. 131 in the first quarter of 1998. No modification to the Company's reporting segments was required.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. The Company has not determined when it will adopt SOP 98-1. Management currently believes that the adoption of SOP 98-1 will not have a material effect on the Company's financial condition, results of operations or liquidity.

COSTS OF START-UP ACTIVITIES

In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs of start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. The Company has not determined when it will adopt SOP 98-5. Management currently believes that the adoption of SOP 98-5 will not have a material effect on the Company's financial condition, results of operations or liquidity.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and earlier application is encouraged. The Company has not determined when it will adopt SFAS No. 133 and has not yet determined the impact of adoption.

(8)  CONTINGENCIES
------------------

ENVIRONMENTAL REGULATION

In early 1995, the Department of Health of the State of Hawaii (DOH) initially advised HECO, HTB, YB and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or to operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 to inform them of its findings and to establish the framework to determine remedial and cleanup requirements. Certain parties identified in the December 1995 DOH letter (including HECO, Chevron Products Company, Shell Oil Products Company, State of Hawaii Department of Transportation Harbors Division and others) formed a Technical Workgroup to conduct independent voluntary investigations relative to this issue. Effective January 30, 1998, the Technical Workgroup and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions. On June 1, 1998, the Technical Work Group agreed in principle to sign Ogden Environmental's consultant contract authorizing the start of Phase 1. The Technical Work Group met in June 1998 to discuss with Ogden Environmental its proposed work plan and schedule, and subsequently met with and informed the DOH of the work plan. The Technical Work Group now anticipates that the Phase I report will be completed by the end of November 1998.

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

A lawsuit stemming from this situation was settled in 1994, with the Company making a settlement payment of $32 million to the Rehabilitator. HEI and HEIDI sought reimbursement for the settlement, interest and defense costs from three director and officer liability insurance carriers. The primary director and officer liability insurance carrier filed a declaratory relief action in the U.S. District Court for Hawaii seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI filed counterclaims. In early August 1998, the Company settled all claims with the three former insurance carriers relating to the 1994 settlement payment. The Company will receive $24.5 million ($14 million net of estimated expenses and income taxes or approximately $0.43 per share for the third quarter of 1998), and will record the settlement as income from discontinued operations in the third quarter of 1998. All parties have denied, and continue to deny, liability.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
                                                                                   June 30,                   December 31,
(in thousands, except par value)                                                     1998                         1997
------------------------------------------------------------------------------------------------------------------------------

ASSETS
Utility plant, at cost
   Land..................................................................              $   32,238                   $   32,222
   Plant and equipment...................................................               2,605,404                    2,559,655
   Less accumulated depreciation.........................................                (946,305)                    (904,781)
   Plant acquisition adjustment, net.....................................                     536                          562
   Construction in progress..............................................                 224,137                      205,447
                                                                                       ----------                   ----------
         NET UTILITY PLANT...............................................               1,916,010                    1,893,105
                                                                                       ----------                   ----------
Current assets
   Cash and equivalents..................................................                   1,478                        1,676
   Customer accounts receivable, net.....................................                  62,515                       69,378
   Accrued unbilled revenues, net........................................                  44,818                       45,980
   Other accounts receivable, net........................................                   4,806                        4,195
   Fuel oil stock, at average cost.......................................                  19,402                       25,058
   Materials and supplies, at average cost...............................                  18,163                       18,975
   Prepayments and other.................................................                   3,737                        3,335
                                                                                       ----------                   ----------
         TOTAL CURRENT ASSETS............................................                 154,919                      168,597
                                                                                       ----------                   ----------
Other assets
   Regulatory assets.....................................................                 107,838                      101,809
   Other.................................................................                  51,323                       48,803
                                                                                       ----------                   ----------
         TOTAL OTHER ASSETS..............................................                 159,161                      150,612
                                                                                       ----------                   ----------
                                                                                       $2,230,090                   $2,212,314
                                                                                       ==========                   ==========
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares...........................              $   85,387                   $   85,387
   Premium on capital stock..............................................                 296,332                      296,266
   Retained earnings.....................................................                 410,207                      387,582
                                                                                       ----------                   ----------
         COMMON STOCK EQUITY.............................................                 791,926                      769,235
   Cumulative preferred stock
      Not subject to mandatory redemption................................                  48,293                       48,293
      Subject to mandatory redemption....................................                  31,775                       33,175
   HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely HECO and HECO-guaranteed
      debentures.........................................................                  50,000                       50,000
   Long-term debt, net...................................................                 603,307                      597,621
                                                                                       ----------                   ----------
         TOTAL CAPITALIZATION............................................               1,525,301                    1,498,324
                                                                                       ----------                   ----------
Current liabilities
   Long-term debt due within one year....................................                  30,000                       30,000
   Preferred stock sinking fund payments.................................                   1,595                        2,595
   Short-term borrowings-nonaffiliates..................................                 108,945                       95,181
   Short-term borrowings-affiliate......................................                      --                          400
   Accounts payable......................................................                  40,802                       49,805
   Interest and preferred dividends payable..............................                  11,786                       12,225
   Taxes accrued.........................................................                  44,184                       59,952
   Other.................................................................                  21,627                       21,633
                                                                                       ----------                   ----------
         TOTAL CURRENT LIABILITIES.......................................                 258,939                      271,791
                                                                                       ----------                   ----------
Deferred credits and other liabilities
   Deferred income taxes.................................................                 126,672                      125,509
   Unamortized tax credits...............................................                  50,418                       48,675
   Other.................................................................                  67,362                       70,419
                                                                                       ----------                   ----------
         TOTAL DEFERRED CREDITS AND OTHER LIABILITIES....................                 244,452                      244,603
                                                                                       ----------                   ----------
Contributions in aid of construction.....................................                 201,398                      197,596
                                                                                       ----------                   ----------
                                                                                       $2,230,090                   $2,212,314
                                                                                       ==========                   ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)
                                                            Three months ended                    Six months ended
(in thousands, except for ratio of earnings                        June 30,                           June 30,
to fixed charges)                                     -------------------------------     -------------------------------
                                                            1998              1997              1998              1997
-------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES................................         $242,204          $272,972          $498,247          $544,569
                                                           --------          --------          --------          --------
OPERATING EXPENSES
Fuel oil..........................................           44,449            65,112           101,180           134,332
Purchased power...................................           69,091            72,473           135,674           143,224
Other operation...................................           33,879            36,536            69,965            73,447
Maintenance.......................................           10,866            14,351            21,230            26,414
Depreciation and amortization.....................           21,446            20,506            42,888            41,003
Taxes, other than income taxes....................           23,054            25,818            47,346            51,455
Income taxes......................................           12,558            12,073            25,560            23,777
                                                           --------          --------          --------          --------
                                                            215,343           246,869           443,843           493,652
                                                           --------          --------          --------          --------
OPERATING INCOME..................................           26,861            26,103            54,404            50,917
                                                           --------          --------          --------          --------
OTHER INCOME
Allowance for equity funds used
   during construction............................            2,866             2,752             5,642             5,425
Other, net........................................            2,320             2,189             4,322             4,260
                                                           --------          --------          --------          --------
                                                              5,186             4,941             9,964             9,685
                                                           --------          --------          --------          --------
INCOME BEFORE INTEREST AND OTHER CHARGES..........           32,047            31,044            64,368            60,602
                                                           --------          --------          --------          --------
INTEREST AND OTHER CHARGES
Interest on long-term debt........................           10,514             9,851            20,692            19,710
Amortization of net bond premium and expense......              373               321               722               648
Other interest charges............................            1,667             1,789             3,301             3,895
Allowance for borrowed funds used
   during construction............................           (1,703)           (1,609)           (3,319)           (3,136)
Preferred stock dividends of subsidiaries.........              639               650             1,277             1,300
Preferred securities distributions of
   trust subsidiary...............................            1,007             1,014             2,013             1,072
                                                           --------          --------          --------          --------
                                                             12,497            12,016            24,686            23,489
                                                           --------          --------          --------          --------

INCOME BEFORE PREFERRED STOCK DIVIDENDS
   OF HECO........................................           19,550            19,028            39,682            37,113
Preferred stock dividends of HECO.................              861               913             1,731             1,834
                                                           --------          --------          --------          --------
NET INCOME FOR COMMON STOCK.......................         $ 18,689          $ 18,115          $ 37,951          $ 35,279
                                                           ========          ========          ========          ========

Ratio of earnings to fixed charges
   (SEC method)...................................                                                 3.13              3.08
                                                                                               ========          ========


Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)
                                                              Three months ended                  Six months ended
                                                                   June 30,                           June 30,
                                                      ------------------------------     -------------------------------
(in thousands)                                              1998             1997              1998              1997
------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS, BEGINNING OF PERIOD............         $391,518         $369,872          $387,582          $367,770
Net income for common stock.......................           18,689           18,115            37,951            35,279
Common stock dividends............................               --          (12,873)          (15,326)          (27,935)
                                                           --------         --------          --------          --------
RETAINED EARNINGS, END OF PERIOD..................         $410,207         $375,114          $410,207          $375,114
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

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                   Six months ended
                                                                                       June 30,
                                                                     ----------------------------------------
(in thousands)                                                               1998                   1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends of HECO......................         $ 39,682               $ 37,113
Adjustments to reconcile income before preferred stock dividends of
 HECO to net cash provided by operating activities
      Depreciation and amortization of property,
         plant and equipment.........................................           42,888                 41,003
      Other amortization.............................................            3,625                  5,924
      Deferred income taxes..........................................            1,163                   (162)
      Tax credits, net...............................................            2,553                  1,474
      Allowance for equity funds used during construction............           (5,642)                (5,425)
      Changes in assets and liabilities
           Decrease in accounts receivable...........................            6,252                  4,505
           Decrease in accrued unbilled revenues.....................            1,162                    145
           Decrease in fuel oil stock................................            5,656                  2,533
           Decrease (increase) in materials and supplies.............              812                   (719)
           Increase in regulatory assets.............................           (3,265)                (4,456)
           Decrease in accounts payable..............................           (9,003)               (12,834)
           Decrease in interest and preferred dividends payable......             (439)                  (550)
           Changes in other assets and liabilities...................          (30,343)               (23,507)
                                                                              --------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................           55,101                 45,044
                                                                              --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.................................................          (60,542)               (56,377)
Contributions in aid of construction.................................            5,560                  2,864
Payments on notes receivable.........................................              756                  1,553
                                                                              --------               --------
NET CASH USED IN INVESTING ACTIVITIES................................          (54,226)               (51,960)
                                                                              --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends...............................................          (15,326)               (27,935)
Preferred stock dividends............................................           (1,731)                (1,834)
Proceeds from issuance of HECO-obligated mandatorily redeemable
 preferred securities of trust subsidiary............................               --                 50,000
Proceeds from issuance of long-term debt.............................           62,982                  7,388
Repayment of long-term debt..........................................          (57,500)               (13,000)
Redemption of preferred stock........................................           (2,400)                (2,695)
Net increase in short-term borrowings from nonaffiliates
   and affiliate with original maturities of three months or less....           13,364                      4
Other................................................................             (462)                (4,355)
                                                                              --------               --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................           (1,073)                 7,573
                                                                              --------               --------

Net increase (decrease) in cash and equivalents......................             (198)                   657
Cash and equivalents, beginning of period............................            1,676                    823
                                                                              --------               --------
CASH AND EQUIVALENTS, END OF PERIOD..................................         $  1,478               $  1,480
                                                                              ========               ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998 and 1997
(Unaudited)


(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1997 and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1998.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of June 30, 1998 and December 31, 1997, the results of their operations for the three months and six months ended June 30, 1998 and 1997, and their cash flows for the six months ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  HECO-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST
------------------------------------------------------------------------
     SUBSIDIARY HOLDING SOLELY HECO AND HECO-GUARANTEED SUBORDINATED DEBENTURES
     --------------------------------------------------------------------------

In March 1997, HECO Capital Trust I (Trust), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the trust preferred securities and the common securities were used by the Trust to purchase 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of MECO and HELCO in the principal amounts of $10 million. The junior deferrable debentures, which mature on March 27, 2027, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by
HECO), are the sole assets of the Trust. Contractual arrangements entered into by HECO in connection with the issuance of the trust preferred securities, considered together, constitute a full and unconditional guarantee by HECO, on a subordinated basis, of the periodic distributions due on the trust preferred securities and of amounts due upon the redemption thereof or upon liquidation of the Trust. The junior deferrable debentures and the common securities of the Trust have been eliminated in HECO's consolidated balance sheets as of June 30, 1998 and December 31, 1997. The trust preferred securities are subject to mandatory redemption upon redemption of the junior deferrable debentures. The junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

(3)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:


                                                                                  Six months ended
                                                                                      June 30,
                                                                     ---------------------------------------
(in thousands)                                                               1998                  1997
------------------------------------------------------------------------------------------------------------


Interest.............................................................          $22,641               $21,703
                                                                               =======               =======
Income taxes.........................................................          $22,277               $22,245
                                                                               =======               =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

The allowance for equity funds used during construction, which was capitalized as part of the cost of electric utility plant, amounted to $5.6 million and $5.4 million for the six months ended June 30, 1998 and 1997, respectively.

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

The timing of the installation of HELCO's phased combined-cycle unit at the Keahole power plant site has been revised due to delays in (a) obtaining approval from the Hawaii Board of Land and Natural Resources (BLNR) of a Conservation District Use Permit (CDUP) amendment and (b) obtaining from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) a Prevention of Significant Deterioration/Covered Source permit (PSD permit) for the Keahole power plant site. Subject to satisfactory resolution of the CDUP amendment and PSD permit matters, HELCO's current plan contemplates that CT-4 and CT-5 will be the next generating units added to its system. Current plans are for ST-7 to be deferred to approximately 2006 unless the Encogen Hawaii, L.P. facility (described below) is not placed in service as planned.

CDUP AMENDMENT. On July 10, 1997, the Third Circuit Court of the State of Hawaii
---------------
issued its Amended Findings of Fact, Conclusions of Law, Decision and Order on HELCO's appeal of an order of the BLNR, along with other civil cases relating to HELCO's application for a CDUP amendment. This decision allows HELCO to use its Keahole property as requested in its application. An amended order to the same effect was issued on August 18, 1997. Final judgments have been entered as to all of the consolidated cases. Appeals with respect to the final judgments for certain of the cases have been filed with the Hawaii Supreme Court. Motions filed with the Third Circuit Court to stay the effectiveness of the judgments pending resolution of the appeals were denied in April and July 1998 (in response to a motion for reconsideration). Nonhearing motions for stay of final judgment pending resolution of the appeals were filed with the Hawaii Supreme Court, which has not yet ruled on the motions. Management believes that HELCO will ultimately prevail with regard to any appeals and that the final judgments of the Third Circuit Court will be upheld.

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

In March 1998, an individual filed a complaint for declaratory judgment against HELCO, the BLNR and the Department of Land and Natural Resources of the State of Hawaii (DLNR). The complaint alleges a violation of her constitutional due process rights because the land use conditions (if any) which apply to HELCO's use of the Keahole site was determined administratively by the DLNR (through a letter issued to HELCO in January 1998) rather than being decided by the BLNR in a contested case. Also filed with the complaint was a motion to stay enforcement of the DLNR letter, which motion was denied in April 1998.

In May 1998, Waimana Enterprises, whose subsidiary is a partner in Kawaihae Cogeneration Partners (KCP), filed a lawsuit in the Third Circuit Court of the State of Hawaii, asking for a declaration that the January 1998 DLNR letter is void and seeking an injunction to prevent HELCO from further construction until the Court or the BLNR, at a public hearing, determines what conditions and limitations apply and whether HELCO is in compliance with them.

The two 1998 cases have been consolidated before the Third Circuit Court of the State of Hawaii. HELCO intends to vigorously defend against the claims raised and management believes the allegations are without merit.

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

The status of the IPPs PUC complaints, and of a complaint filed by Hilo Coast Power Company (HCPC) in April 1997, is as follows:

     Enserch complaint. In January 1998, HELCO filed with the PUC an application
     -----------------
     for approval of a power purchase agreement for a 60-MW facility and an interconnection agreement with Encogen, an Enserch affiliate, dated
     October 22, 1997. The agreements were entered into following a settlement agreement between Enserch and HELCO and are subject to PUC approval. The parties to the proceeding include HELCO, Encogen and the Consumer Advocate. The Consumer Advocate has submitted information requests to HELCO. Motions to intervene filed by KCP, HCPC and one other IPP were denied by the PUC. KCP filed an appeal with the First Circuit Court, challenging the denial of its intervention. KCP's appeal is scheduled for oral argument on September 25, 1998. No schedule has yet been established for the PUC proceeding.

     KCP complaint. In January 1996, the PUC ordered HELCO to continue in good
     -------------
     faith to negotiate a power purchase agreement with KCP. In May 1997, KCP filed a motion for unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith. In June 1997, KCP filed a motion asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost" which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions. An evidentiary hearing was held in August 1997. KCP filed two motions, which HELCO also opposed, to supplement the record. The PUC issued an Order in June 1998 which denied all of KCP's pending motions; provided rulings and/or guidance on certain avoided cost and contract issues; directed HELCO to prepare an updated avoided cost calculation, which includes the Encogen agreement; and directed HELCO and KCP to resume contract negotiations. HELCO has commenced activity to comply with the Order. HELCO filed a motion for partial reconsideration with respect to one avoided cost issue. The PUC granted the motion and modified its order in July 1998.

     HCPC complaint. In April 1997, HCPC filed a complaint against HELCO with
     --------------
     the PUC, requesting an immediate hearing on HCPC's offer for a new 20-year power purchase contract for its existing facility, which is proposed to be expanded from 22 MW to 32 MW. HCPC's existing power purchase agreement is scheduled to terminate at the end of 1999. The PUC converted the HCPC complaint into a purchased power contract negotiation proceeding. HCPC submitted a new proposal in the proceeding in February 1998. An evidentiary hearing limited to certain avoided cost issues was held in April 1998 and post-hearing briefs on these issues have been submitted. Action by the PUC is pending.

Management cannot determine at this time whether the PUC will approve the Encogen power purchase agreement or whether the negotiations with KCP and HCPC and related PUC proceedings will result in the execution and/or PUC approval of a power purchase agreement or impact management's plans with regard to installation of HELCO's combined-cycle unit at the Keahole power plant site.

KCP'S FERC PETITION. On July 29, 1998, KCP tendered for filing with the Federal
--------------------
Energy Regulatory Commission (FERC) a Petition for Enforcement under section 210(h) of PURPA, or in the alternative, for Declaratory Order.

KCP alleges that the PUC and HECO have taken actions that violate PURPA thereby allowing HELCO to begin construction of its own facility and preventing KCP from building its qualifying facility. KCP requests that FERC initiate enforcement proceedings or, in the alternative, issue an order declaring that the PUC's actions violate FERC's rules under PURPA and are therefore preempted under the Federal Power Act.

FERC's notice of filing provides for the filing of motions to intervene or protest by August 31, 1998. In requesting denial of the petition, HECO currently intends to assert that the petition requests relief beyond FERC's jurisdiction and is without merit, and that the initiation of an enforcement action would not be consistent with FERC's enforcement policy.

BLNR PETITION. On August 5, 1998, Keahole Defense Coalition filed with the BLNR
--------------
a Petition for Declaratory Ruling under Section 91-8, Hawaii Revised Statutes. The petition alleges that all conditions in Hawaii Administrative Rules 13-2-21 apply to HELCO's default entitlement to use its Keahole site, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that the DOH issued three separate Notices of Violation (NOVs) to HELCO in 1992 and 1998 for violation of clean air rules, which NOVs constitute violations under the existing permits and render such permits null and void. The petition requests that the BLNR commence a contested case on the petition; that the BLNR determine that HELCO has violated the terms of its existing conditional use permits, causing such permits to be null and void; and that the BLNR determine that HELCO has violated the conditions applicable to its default entitlement, such that HELCO should be enjoined from using the Keahole property under such default entitlement.

COMPLAINT AND MOTION FOR TEMPORARY RESTRAINING ORDER. On August 5, 1998, Keahole
-----------------------------------------------------
Defense Coalition filed in the Third Circuit Court of the State of Hawaii a Complaint and Motion for Temporary Restraining Order and Preliminary Mandatory Injunction against HELCO and the Chief Engineer, Department of Public Works, County of Hawaii, and on August 6, 1998, filed an amended complaint. The complaint and amended complaint do not identify a cause of action, but allege that the City Engineer issued eight building permits to HELCO for the expansion of the Keahole Generating Station without requiring HELCO to obtain a final Covered Source Permit as a precondition to construction on the belief that the DOH and the EPA had authorized certain construction activities. The complaints further allege that the existing units at Keahole are not being improved or upgraded, and that the DOH has issued a NOV for construction of pipe rack foundations, a retaining wall and an oil/water separator. The complaints call for the suspension and revocation of the eight building permits and an injunction to prevent further construction by HELCO. The motion calls for the Court to mandate that the Chief Engineer suspend or revoke certain building permits for structures, improvements and facilities which are directly or solely associated with or which are of a permanent nature aimed at completing CT-4, CT-5 and ST-7 and enjoin HELCO from construction at Keahole while the permits are suspended or revoked.

Notice of Violation. In July 1998, the DOH issued a Notice of Violation (NOV) to
--------------------
HELCO for three items allegedly constituting unauthorized construction activity at the Keahole Generating Station prior to receipt of an effective PSD air permit for CT-4 and CT-5. The NOV requires HELCO to immediately halt construction activities on pipe rack foundations, a retaining wall and an oil/water separator, and imposes a fine of $48,800. HELCO has complied with the stop work order on the three items and is currently considering its response to the NOV. HELCO has until mid-August 1998 to either request a hearing or pay the fine.

COSTS INCURRED. As of June 30, 1998, HELCO's costs incurred in its efforts to
--------------
put into service its Keahole combined-cycle unit amounted to $61.1 million, including approximately $27.0 million for equipment and material purchases, approximately $14.8 million for planning, engineering, permitting, site development and other costs and approximately $19.3 million as an allowance for funds used during construction. Of the total costs incurred, approximately $0.8 million is for ST-7.

CONTINGENCY PLANNING. In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address the further delays that subsequently occurred in obtaining the permits necessary to construct its combined-cycle unit. Actions under the plan have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed reports with the PUC from time to time updating the contingency plan and its implementation.

ENVIRONMENTAL REGULATION

See discussion of the DOH NOV issued to HELCO above and note (8), "Contingencies," in HEI's "Notes to consolidated financial statements."

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

HECO POWER OUTAGE

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. The PUC initiated an investigation of the April 9, 1991 outage and consolidated it with a pending investigation of an outage that occurred in 1988. Power Technologies, Inc., an independent consultant hired by HECO with the approval of the PUC, investigated the 1991 outage. HECO is implementing certain of Power Technologies, Inc.'s recommendations and provides the PUC with summaries of its progress on those recommendations. Management cannot predict the timing and outcome of a PUC decision and order (D&O) that may be issued, if any, with respect to the outages.

(5)  ACCOUNTING CHANGES
-----------------------

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Consolidated HECO adopted SFAS No. 130 in the first quarter of 1998, but had no material "other" comprehensive income items for the income statement periods presented or accumulated as of the balance sheet dates presented.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Consolidated HECO adopted SFAS No. 131 in the first quarter of 1998. No modification to consolidated HECO's reporting segment was required.

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

In March 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. HECO and its subsidiaries have not determined when they will adopt SOP 98-1. Management currently believes that the adoption of SOP

98-1 will not have a material effect on consolidated HECO's financial condition, results of operations or liquidity.

COSTS OF START-UP ACTIVITIES

In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs of start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. HECO and its subsidiaries have not determined when they will adopt SOP 98-5. Management currently believes that the adoption of SOP 98-5 will not have a material effect on consolidated HECO's financial condition, results of operations or liquidity.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and earlier application is encouraged. HECO and its subsidiaries have not determined when they will adopt SFAS No. 133 and have not yet determined the impact of adoption.

(6)  SUMMARIZED FINANCIAL INFORMATION
-------------------------------------

Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:

BALANCE SHEET DATA
                                                          HELCO                                    MECO
                                          ---------------------------------------     ------------------------------
                                                June 30,          December 31,         June 30,          December 31,
(in thousands)                                    1998                1997               1998                1997
--------------------------------------------------------------------------------------------------------------------
Current assets............................      $ 25,331             $ 28,631          $ 26,180             $ 31,994
Noncurrent assets.........................       409,886              403,981           378,782              374,766
                                             -----------          -----------       -----------          -----------
                                                $435,217             $432,612          $404,962             $406,760
                                             ===========          ===========       ===========          ===========

Common stock equity.......................      $149,283             $144,761          $152,063             $150,129
Cumulative preferred stock
    Not subject to mandatory redemption...        10,000               10,000             8,000                8,000
    Subject to mandatory redemption.......         7,000                7,000             5,575                5,575
Current liabilities.......................        57,973               63,500            18,938               24,454
Noncurrent liabilities....................       210,961              207,351           220,386              218,602
                                             -----------          -----------       -----------          -----------
                                                $435,217             $432,612          $404,962             $406,760
                                             ===========          ===========       ===========          ===========

INCOME STATEMENT DATA

                                               HELCO                                                        MECO
                  ------------------------------------------------------------   ---------------------------------------------------
                        Three months                       Six months                  Three months               Six months
                        ended June 30,                   ended June 30,               ended June 30,             ended June 30,
                  --------------------------       ---------------------------   -----------------------    ------------------------
(in thousands)         1998         1997             1998            1997          1998           1997         1998        1997
------------------------------------------------------------------------------------------------------------------------------------
Operating
   revenues.......     $37,602     $39,025           $76,377        $79,363        $32,515       $38,281      $68,245     $76,260
Operating
   income.........       4,804       4,496             9,370          7,839          4,662         3,709        9,363       8,138
Net income for
   common stock...       4,082       3,782             7,833          6,518          3,598         2,553        7,182       5,848

HECO has not presented separate financial statements and other disclosures concerning MECO and HELCO because management has determined that such information is not material to holders of the junior deferrable debentures issued by MECO and HELCO, respectively, which have been fully and unconditionally guaranteed by HECO.

(7)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
--------------------------------------------------------------------------
    CONSOLIDATED STATEMENTS OF INCOME
    ---------------------------------

                                                                 Three months ended                     Six months ended
                                                                      June 30,                               June 30,
                                                             --------------------------             -------------------------
(in thousands)                                                1998               1997               1998              1997
-----------------------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated
 activities before income taxes (per HEI consolidated
 statements of income).................................      $ 41,698           $ 40,396           $ 84,259          $ 78,990
Deduct:
 Income taxes on regulated activities..................       (12,558)           (12,073)           (25,560)          (23,777)
 Revenues from nonregulated activities.................        (2,344)            (2,352)            (4,563)           (4,511)
Add:
 Expenses from nonregulated activities.................            65                132                268               215
                                                          -----------        -----------        -----------       -----------
Operating income from regulated activities after
 income taxes (per HECO consolidated statements of
 income)...............................................      $ 26,861           $ 26,103           $ 54,404          $ 50,917
                                                          ===========        ===========        ===========       ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

                             RESULTS OF OPERATIONS

HEI CONSOLIDATED
----------------

                                Three months ended
                                     June 30,
(in thousands, except         ----------------------          %              Primary reason(s) for
per share amounts)              1998          1997          change           significant change*
--------------------------------------------------------------------------------------------------------------
Revenues..................      $362,472      $360,253        1       Increases for the savings bank and
                                                                      "other" segments, partly offset by a
                                                                      decrease for the electric utility
                                                                      segment

Operating income..........        53,790        50,170        7       Improvement for all segments

Net income................        22,393        19,795       13       Higher operating income and lower
                                                                      income taxes**, partly offset by higher
                                                                      interest expense primarily due to
                                                                      higher average borrowings partly used
                                                                      to finance the infusion of capital into
                                                                      the savings bank for the acquisition of
                                                                      most of BoA's Hawaii operations
Basic and diluted
 earnings per
 common share...........        $   0.70      $   0.63       11       See explanation for "net income,"
                                                                      partly offset by an increase in shares
                                                                      outstanding

Weighted average number
 of common shares
 outstanding..............        32,007        31,237        2       Issuances under the Stock Option and
                                                                      Incentive Plan and Nonemployee Director
                                                                      Stock Plan





                                  Six months ended
                                      June 30,
(in thousands, except           --------------------         %             Primary reason(s) for
per share amounts)              1998          1997         change            significant change*
------------------------------------------------------------------------------------------------------------
Revenues..................      $738,093      $719,446      3         Increases for the savings bank and
                                                                      "other" segments, partly offset by a
                                                                      decrease for the electric utility
                                                                      segment

Operating income..........       109,808        99,522     10         Improvement for all segments

Net income................        44,616        39,458     13         Higher operating income and lower
                                                                      income taxes**, partly offset by
                                                                      higher preferred securities
                                                                      distributions (due to the issuance of
                                                                      HEI- and HECO-obligated preferred
                                                                      securities of trust subsidiaries in
                                                                      February and March 1997) and higher
                                                                      interest expense primarily due to
                                                                      higher average borrowings partly used
                                                                      to finance the infusion of capital
                                                                      into the savings bank for the
                                                                      acquisition of most of BoA's Hawaii
                                                                      operations
Basic earnings per common
 share....................      $   1.40      $   1.27     10         See explanation for "net income,"
Diluted earnings per                                                  partly offset by an increase in
 common share.............      $   1.39      $   1.27      9         shares outstanding

Weighted average number
 of common shares
 outstanding..............        31,982        31,099      3         Issuances under the Dividend
                                                                      Reinvestment and Stock Purchase Plan
                                                                      and other plans***

*     Also see segment discussions which follow.

** Income taxes decreased primarily due to the favorable resolution of HEI's prior years' tax audit issues (with respect to which HEI had established a reserve) and the impact of the formation of ASB Realty Corporation (see savings bank segment discussion which follows).

*** Beginning in March 1998, HEI purchased its common shares in the open market to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan.

Following is a general discussion of the results of operations by business segment.

ELECTRIC UTILITY
----------------

                               Three months ended
                                    June 30,
(in thousands, except per    ------------------------        %              Primary reason(s) for
barrel amounts)                 1998          1997         change            significant change
-------------------------------------------------------------------------------------------------------------
Revenues..................      $244,548      $275,324     (11)        Lower fuel prices, the effects of
                                                                       which are passed on to ratepayers
                                                                       ($24 million), and a 3% decrease in
                                                                       KWH sales ($7 million)
Expenses
 Fuel oil.................        44,449        65,112     (32)        Lower fuel oil prices, fewer KWHs
                                                                       generated and better generating unit
                                                                       efficiency

 Purchased power..........        69,091        72,473      (5)        Lower fuel oil prices and fewer KWHs
                                                                       purchased

 Other....................        89,310        97,343      (8)        Lower other operation and maintenance
                                                                       expenses and lower revenue taxes

Operating income..........        41,698        40,396       3         Lower revenues more than offset by
                                                                       lower expenses

Net income................        18,689        18,115       3         Higher operating income, partly
                                                                       offset by higher interest expense
Kilowatthour sales
  (millions)..............         2,152         2,209      (3)

Fuel oil price per barrel.        $18.59        $25.86     (28)


                                 Six months ended
                                     June 30,
(in thousands, except per     ---------------------          %                  Primary reason(s) for
barrel amounts)                 1998          1997         change                 significant change
-------------------------------------------------------------------------------------------------------------

Revenues..................      $502,810      $549,080      (8)        Lower fuel prices, the effects of
                                                                       which are passed on to ratepayers
                                                                       ($41 million), and a 1% decrease in
                                                                       KWH sales ($6 million)
Expenses
 Fuel oil.................       101,180       134,332     (25)        Lower fuel oil prices, fewer KWHs
                                                                       generated and better generating unit
                                                                       efficiency

 Purchased power..........       135,674       143,224      (5)        Lower fuel oil prices and fewer KWHs
                                                                       purchased

 Other....................       181,697       192,534      (6)        Lower other operation and maintenance
                                                                       expenses and lower revenue taxes

Operating income..........        84,259        78,990       7         Lower revenues more than offset by
                                                                       lower expenses

(continued)



                                    Six months ended
                                        June 30,
(in thousands, except per         ---------------------          %             Primary reason(s) for
barrel amounts)                    1998           1997         change           significant change
--------------------------------------------------------------------------------------------------------------
Net income................        37,951         35,279          8      Higher operating income, partly
                                                                        offset by higher interest expense and
                                                                        preferred securities distributions

Kilowatthour sales
  (millions)..............         4,279          4,333         (1)

Fuel oil price per barrel.       $ 20.87        $ 26.98        (23)

Kilowatthour (KWH) sales in the second quarter and first six months of 1998 decreased 3% and 1%, respectively, from the same periods in 1997, partly due to the slow Hawaii economy and cooler weather. Despite the lower KWH sales, electric utility operating income increased 3% and 7% during the second quarter and first six months of 1998, respectively, compared to the same periods in 1997 as a result of lower expenses, partly resulting from cost containment efforts. Lower other operation and maintenance expenses (reflecting fewer unit overhauls and lower labor related expenses) contributed to the increases in operating income. Electric utility net income increased 3% and 8% during the second quarter and first six months of 1998, respectively, compared to the same periods in 1997 as a result of the higher operating income, partly offset by higher interest expense due to higher average borrowings and higher preferred securities distributions due to the issuance of the HECO-obligated preferred securities of HECO Capital Trust I in March 1997.

PUC REGULATION OF ELECTRIC UTILITY RATES

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

In June 1998, PUC Chairman Yukio Naito resigned effective July 31, 1998 after serving on the PUC since 1988. On July 29, 1998, Governor Benjamin Cayetano named Gregory Pai as Mr. Naito's replacement on the PUC effective August 1, 1998 and named Dennis Yamada as Chairman. Mr. Yamada has been serving on the PUC since July 1994 and had recently been confirmed for a new-six year term ending June 30, 2004. Mr. Pai's nomination is subject to Senate approval.

RECENT RATE REQUESTS

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability.

Hawaii Electric Light Company, Inc.
-----------------------------------

In March 1998, HELCO filed a request to increase rates 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% return on average common equity (ROACE), primarily to recover costs relating to two power generation projects--an agreement to buy power from Encogen's 60megawatt (MW) plant in Hamakua and the cost of adding generating units at HELCO's Keahole power plant. The Encogen agreement has been submitted to the PUC for approval. Under HELCO's request, the portion of the rate increase related to Encogen's generators would not go into effect until the facilities are completed and providing electric service to customers.

Maui Electric Company, Limited
------------------------------

In May 1996, MECO filed a request to increase rates 13%, or $18.9 million in annual revenues, based on a 1997 test year and a 12.9% ROACE, primarily to recover the costs related to the anticipated 1997 addition of new generating unit M17. In November 1996, MECO filed a motion with the PUC to approve a stipulation between MECO and the Consumer Advocate which would provide MECO with an increase in annual revenues of $1.5 million, based on an 11.65% ROACE. In May 1997, the stipulated increase was revised to $1.3 million after considering the final decision in the 1996 test year case. The primary reason for the stipulation was a delay in the expected in-service date for MECO's generating unit M17 until late 1998 because of delays in obtaining the necessary Prevention of Significant Deterioration/Covered Source (PSD) permit from the Department of Health of the State of Hawaii (DOH)/U.S. Environmental Protection Agency (EPA). In December 1997, MECO received a final D&O authorizing no additional increase in annual revenues, based on an 11.12% ROACE.

In January 1998, MECO received a PSD permit for generating unit M17 and filed a request to increase rates 15.3%, or $22.4 million in annual revenues, based on a 12.75% ROACE and a 1999 test year, primarily to recover the costs related to the anticipated addition of unit M17 in late 1998. In February 1998, KCP filed a petition with the EPA's Environmental Appeals Board (EAB) to review the air permit issued to MECO for units M17 and M19, staying construction. In April 1998, the DOH submitted its brief to the EAB responding to issues raised in KCP's petition and requesting that the petition be denied. On May 1, 1998, EPA Region IX filed its response to the KCP petition, indicating their continued concurrence with the permit issued to MECO and requesting that the KCP petition be denied. An EAB ruling is pending.

CONTINGENCIES

See note (4) in HECO's "Notes to consolidated financial statements."

SAVINGS BANK
------------


                                 Three months ended
                                      June 30,
                               -----------------------         %                  Primary reason(s) for
 (in thousands)                  1998           1997         change                significant change
----------------------------------------------------------------------------------------------------------------
Revenues..................      $101,268        $69,674       45        Higher interest income as a result of
                                                                        the higher average interest-earning
                                                                        assets balance due to the acquisition
                                                                        of most of the Hawaii operations of
                                                                        BoA, partly offset by the lower
                                                                        weighted average yields on these assets

Operating income..........        12,630         12,236        3        Higher net interest income and other
                                                                        income due to the acquisition, partly
                                                                        offset by an increase in operating
                                                                        expenses as a result of the acquisition
                                                                        and a higher provision for loan losses

Net income................         7,352          7,172        3        Higher operating income and lower
                                                                        income taxes, partly offset by
                                                                        preferred stock dividends

Interest rate spread......          3.12%          2.96%       5        36 basis points decrease in the
                                                                        weighted average rate on
                                                                        interest-bearing liabilities, partly
                                                                        offset by 20 basis points decrease in
                                                                        the weighted average yield on
                                                                        interest-earning assets

                                   Six months ended
                                       June 30,
                                ------------------------       %          Primary reason(s) for
(in thousands)                   1998           1997         change        significant change
--------------------------------------------------------------------------------------------------------------
Revenues..................      $203,095       $138,586       47        See explanation above

Operating income..........        28,681         24,521       17        See explanation above

Net income................        15,712         14,271       10        Higher operating income, partly
                                                                        offset by preferred stock dividends

Interest rate spread......          3.18%          2.97%       7        33 basis points decrease in the
                                                                        weighted average rate on
                                                                        interest-bearing liabilities, partly
                                                                        offset by a 12 basis points decrease
                                                                        in the weighted average yield on
                                                                        interest-earning assets

ASB's revenues, operating income and net income for the second quarter and first six months of 1998 reflect the results of the acquired BoA Hawaii operations. Partly offsetting the higher results compared to the first six months of 1997 were increased consulting expenditures to consolidate and streamline operations and an after-tax increase of $2 million in ASB's loan loss provision (see discussion below).

ASB's interest rate spread--the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities--increased 5% and 7% for the second quarter and first six months of 1998 compared to same periods in 1997. Comparing the first half of 1998 to the same period in 1997, the weighted average rate on interest-bearing liabilities decreased more than the weighted average yield on interest-earning assets decreased.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. In December 1997, ASB was able to grow significantly through the assumption of $1.7 billion of BoA's Hawaii deposits. There was an outflow of deposits of $156 million in the first six months of 1998, partly offset by $55 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and mortgage-backed securities, and other sources. In recent years, advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase have become more significant sources of funds as the demand for deposits decreased due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's interest rate spread and net interest income.

In the slow Hawaii economy, ASB has seen a rise in nonaccrual loans and loan loss reserves. During the first six months of 1998, ASB added $6.3 million to its allowance for loan losses -- 127% more than the additions made in the same period last year. As of June 30, 1998, ASB's allowance for loan losses was 1.15% of average loans outstanding. Charge-offs, however, remain low compared to mainland thrifts. Annualized charge-offs based on the six month period ended June 30, 1998 were 12 basis points of average loans outstanding, compared to 39 basis points for all U.S. thrifts for the year ended December 31, 1997. The following table presents the changes in the allowance for loan losses for the periods indicated.


                                                                                  Six months ended
                                                                                      June 30,
                                                                            -----------------------------
(in thousands)                                                                1998                1997
---------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of period.........................       $29,950             $19,205
Additions to provisions for losses.....................................         6,348               2,792
Allowance for losses on loans returned to BoA..........................          (107)                 --
Net charge-offs........................................................        (1,427)               (956)
                                                                           ----------          ----------
Allowance for loan losses, end of period...............................       $34,764             $21,041
                                                                           ==========          ==========

On March 27, 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation (ASBR). ASBR elects to be taxed as a real estate investment trust
(REIT). ASBR's objective is to acquire, hold, finance and manage qualifying REIT assets. For the second quarter of 1998, in spite of a 3% increase in operating income, ASB and subsidiaries' income taxes were $1.1 million lower than the same period in 1997.

OTHER
-----

                                 Three months ended
                                      June 30,
                              ------------------------         %            Primary reason(s) for
(in thousands)                   1998           1997         change          significant change
----------------------------------------------------------------------------------------------------------------
Revenues..................       $16,656        $15,255         9       Freight transportation subsidiaries'
                                                                        higher general freight revenues and
                                                                        HEIPC's higher Guam revenues

Operating loss............          (538)        (2,462)       78       Higher freight transportation operating
                                                                        income (see below) and lower holding
                                                                        company administrative and general
                                                                        expenses

                                  Six months ended
                                      June 30,
                              ------------------------         %            Primary reason(s) for
(in thousands)                   1998           1997         change           significant change
----------------------------------------------------------------------------------------------------------------
Revenues..................       $32,188        $31,780         1       Freight transportation subsidiaries'
                                                                        higher general freight revenues and
                                                                        HEIPC's higher Guam revenues, partly
                                                                        offset by MPC's lower unit sales

Operating loss............        (3,132)        (3,989)       21       Higher freight transportation operating
                                                                        income (see below)

The "other" business segment includes results of operations from Hawaiian Tug & Barge Corp. (HTB) and its subsidiary, Young Brothers, Limited (YB), maritime freight transportation companies; Malama Pacific Corp. (MPC) and its subsidiaries, real estate development and investment companies; HEI Investment Corp. (HEIIC), a company primarily holding investments in leveraged leases; HEI Power Corp. (HEIPC) and its subsidiaries, companies formed to pursue independent power and integrated energy services projects in Asia and the Pacific; Pacific Energy Conservation Services, Inc., a contract services company primarily providing limited services to an affiliate; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., companies formed primarily for the purpose of effecting the issuance of 8.36% Trust Originated Preferred Securities; HEI and HEI Diversified, Inc. (HEIDI), holding companies; and eliminations of intercompany transactions.

FREIGHT TRANSPORTATION

The freight transportation subsidiaries recorded operating income of $1.5 million and $2.1 million in the second quarter and first half of 1998, respectively, compared with $0.4 million and $0.8 million in the same periods of 1997. The higher operating incomes for 1998 are due to higher general freight revenues, lower maintenance and drydocking expenses and lower operating expenses resulting from a PUC approved sailing schedule change. The freight transportation subsidiaries, however, continue to be negatively impacted by the slow economic activity on Oahu's neighbor islands and the slow construction industry in Hawaii.

In March 1997, YB filed a request with the PUC for a general rate increase of 8.2%. In September 1997, the PUC approved YB's request to change its sailing schedule that resulted in a reduction in YB's requested rate increase from 8.2% to 5.7%. In October 1997, YB received a final D&O authorizing a 4.7%, or $1.7 million increase in annual revenues, based on a 14.1% ROACE.

REAL ESTATE

MPC recorded operating losses of $0.3 million and $0.8 million in the second quarter and first half of 1998, respectively, compared with $0.3 million and $0.6 million in the same periods of 1997. The slow real estate market in Hawaii has negatively impacted MPC's real estate development activities. It is expected that Hawaii's real estate market will not rebound in the near term. MPC's present focus is to reduce its current investment in real estate development assets and increase cash flow by continuing the development and sales of its existing projects. There are currently no plans to invest in new projects. For further information on MPC, see note (4) in HEI's "Notes to consolidated financial statements."

OTHER

HEIPC was formed in 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific. HEIPC's consolidated operating losses were $1.0 million and $1.6 million in the second quarter and first half of 1998, respectively, compared with $0.8 million and $1.1 million in the same periods of 1997. The increases in 1998 operating losses were due to increased business development expenses, partly offset by operating income from the energy conversion agreement described below.

In September 1996, an HEIPC subsidiary, HEI Power Corp. Guam (HPG), entered into a 20-year energy conversion agreement with the Guam Power Authority (GPA), pursuant to which HPG has repaired and is operating and maintaining two oil-fired 25-MW (net) units on GPA property at Tanguisson, Guam. In November 1996, HPG assumed operational control of the Tanguisson facility. HPG's total cost to repair the two units was $15 million. The GPA project site is contaminated with oil from spills occurring prior to HPG's assuming operational control. HPG has agreed to manage the operation and maintenance of GPA's waste oil recovery system at the project site consistent with GPA's oil recovery plan as approved by the EPA. GPA, however, has agreed to indemnify and hold HPG harmless from any pre-existing environmental liability.

HEIPC is actively pursuing other projects in Asia and the Pacific. The success of any project undertaken by HEIPC will be dependent on many factors, including the economic, political, monetary, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by HEIPC will be successfully completed or acquired or that HEIPC's investment in any such project will not be lost, in whole or in part.

Management's initial plans were to invest approximately $25 million to $30 million in HEIPC. HEIPC is pursuing projects which, if successful, could result in an aggregate investment of approximately $150 million over the next 3 to 4 years. Each project, however, would be subject to approval from the HEI Board of Directors. Further, the amount of equity invested may be reduced if debt financing is obtained.

CONTINGENCIES
-------------

See note (8) in HEI's "Notes to consolidated financial statements" for a discussion of contingencies, including environmental regulation and The Hawaiian Insurance & Guaranty Company, Limited.

FUTURE ENVIRONMENTAL REGULATION

On July 16, 1997, the EPA adopted national ambient air quality standards for certain particulate matter and ozone. The new standards will not require local pollution controls until 2004 for the ozone standards and 2005 for the particulate matter standards, with no compliance determinations until 2007 and 2008, respectively, and with possible extensions. The eventual impact of these new standards on the Company and consolidated HECO is not known at this time.

YEAR 2000 COMPLIANCE

HEI and its subsidiaries are aware of the Year 2000 date issues associated with the practice of encoding only the last two digits of four digit years in computer-based systems. Year 2000 date issues, if not properly addressed, could result in computer errors that might result in a disruption of business operations. Further, the Company could be adversely impacted by Year 2000 date issues if suppliers, customers and other businesses do not address the issues successfully. HEI and subsidiary management have developed Year 2000 programs and projects and have teams in place that are actively assessing, renovating, validating and implementing Year 2000 ready systems. Both of HEI's major business segments, HECO and its subsidiaries and ASB and its subsidiaries, are in the process of replacing the majority of their business-critical applications with integrated application suites that are warranted to be Year 2000 ready. Although Year 2000 readiness is a requirement, these application replacements are primarily driven by business needs. Management estimates that the incremental cost to renovate other applications and test replacement applications and systems to become Year 2000 ready will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. No assurance can be given that the Company will successfully avoid all problems that arise out of the Year 2000 issue.

ACCOUNTING CHANGES
------------------

See note (7) and note (5) in HEI's and HECO's "Notes to consolidated financial statements," respectively.


                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company and consolidated HECO each believes that its ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund their respective construction programs and investments and to satisfy debt and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI was as follows:



(in millions)                                            June 30, 1998                      December 31, 1997
------------------------------------------------------------------------------------------------------------------------
Short-term borrowings.........................        $  333            14%             $  298             14%
Long-term debt................................           919            40                 802             37
HEI- and HECO-obligated preferred
   securities of trust subsidiaries...........           150             6                 150              7
Preferred stock of electric utility
 subsidiaries.................................            82             4                  84              4
Common stock equity...........................           824            36                 815             38
                                                   ---------     ---------          ----------      ---------
                                                      $2,308           100%             $2,149            100%
                                                   =========     =========          ==========      =========

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from FHLB are not included in the table above.

In February and June 1998, HEI issued $53 million and $60 million in medium-term notes bearing weighted average interest rates of 6.2% and 6.5%, respectively, and primarily used the proceeds to pay down short-term borrowings. This decrease in short-term borrowings at HEI was more than offset by an increase at ASB of $118 million in State of Hawaii retail repurchase agreements (classified as short-term borrowings), which matured on July 1, 1998.

On May 29, 1998, Standard & Poor's changed its outlook for HEI, HECO, HELCO and MECO securities from positive to stable citing continuing weakness in Hawaii's economy as the reason for this change.

For the first six months of 1998, net cash provided by operating activities was $44 million. Net cash used in investing activities was $258 million, largely due to ASB's origination of loans and purchase of mortgage-backed and investment securities, net of repayments, and consolidated HECO's capital expenditures, partly offset by cash received from BoA for loans returned after the acquisition (in accordance with the provisions of the Purchase and Assumption Agreement). Net cash provided by financing activities was $214 million as a result of several factors, including net increases in securities sold under agreements to repurchase, long-term debt, advances from FHLB and short-term borrowings, partly offset by net decreases in deposit liabilities and the payment of common stock dividends.

HEI estimates its consolidated requirements for funds for 1998 through 2002, including net capital expenditures (which exclude the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase) and sinking fund requirements, to total $819 million. Of this amount, approximately $665 million is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI estimates that its consolidated internal sources, after the payment of HEI dividends, will provide approximately 80% of the consolidated requirements, with debt financing providing the remaining requirements. Additional debt and equity financing may be required to fund activities not included in the 1998-2002 forecast, such as the development of additional power projects in the Asia Pacific region, or to fund changes in requirements, such as increases in the amount of or acceleration of capital expenditures of the electric utilities.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

ELECTRIC UTILITY

HECO's consolidated capital structure was as follows:



(in millions)                                    June 30, 1998                      December 31, 1997
-------------------------------------------------------------------------------------------------------
Short-term borrowings from
 nonaffiliates and affiliate...          $  109                 7%              $   96                6%

Long-term debt.................             633                38                  628               39
HECO-obligated preferred
 securities of trust subsidiary              50                 3                   50                3

Preferred stock................              82                 5                   84                5
Common stock equity............             792                47                  769               47
                                       --------          --------             --------         --------
                                         $1,666               100%              $1,627              100%
                                       ========          ========             ========         ========

Operating activities provided $55 million in net cash during the first six months of 1998. Investing activities used net cash of $54 million, primarily for capital expenditures. Financing activities used net cash of $1 million, including $17 million for the payment of common and preferred dividends and $2 million for preferred stock redemptions, almost entirely offset by the net increases in short-term borrowings and long-term debt.

The electric utilities estimate their consolidated requirements for funds for 1998 through 2002, including net capital expenditures, long-term debt retirements and sinking fund requirements, total $644 million. HECO estimates that its consolidated internal sources, after the payment of common stock and preferred stock dividends, will provide approximately 87% of the consolidated requirements, with debt and equity financing providing the remaining requirements. As of June 30, 1998, $48 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds on behalf of HECO, MECO and HELCO remain undrawn and an additional $88 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance by the Department of Budget and Finance of the State of Hawaii on behalf of HECO and MECO prior to the end of 1999. In July 1998, an additional $100 million of revenue bonds were authorized by the Hawaii legislature for issuance prior to the end of 2003. The PUC must approve issuances of long-term securities by HECO, MECO and HELCO.

Capital expenditures include the costs of projects that are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. The electric utilities estimate that net capital expenditures for the five-year period 1998 through 2002 will total $592 million. Approximately 72% of forecast gross capital expenditures, which include the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction, is for transmission and distribution projects, with the remaining 28% primarily for generation projects.

For 1998, electric utility net capital expenditures are estimated to be $151 million. Gross capital expenditures are estimated to be $184 million, comprised of approximately $121 million for transmission and distribution projects, approximately $39 million for new generation projects and approximately $24 million for general plant and existing generation projects. Drawdowns of proceeds from sales of tax-exempt special purpose revenue bonds and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures.

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

SAVINGS BANK

                                                            June 30,              December 31,           %
(in millions)                                                1998                    1997              change
--------------------------------------------------------------------------------------------------------------
Total assets.....................................           $5,740                   $5,548               3
Mortgage-backed securities.......................            1,906                    1,865               2
Loans receivable, net............................            3,059                    3,036               1
Deposit liabilities..............................            3,817                    3,917              (3)
Securities sold under agreements to repurchase...              526                      375              40
Advances from Federal Home Loan Bank.............              791                      736               7

As of June 30, 1998, ASB was the third largest financial institution in the state based on total assets of $5.7 billion and based on deposits of $3.8 billion.

For the first six months of 1998, net cash used in ASB's operating activities was $14 million. Net cash used in ASB's investing activities was $197 million, due largely to the origination of loans and the purchase of mortgage-backed and investment securities, partly offset by principal repayments and the cash received from BoA for loans returned to BoA after the acquisition. Net cash provided by financing activities was $209 million largely due to a net increase of $150 million in securities sold under agreements to repurchase, $115 million in short-term borrowings and $54 million in advances from FHLB, partly offset by a net decrease of $101 million in deposit liabilities and $9 million in common and preferred stock dividends.

Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision, Department of Treasury (OTS). ASB was in compliance with OTS liquidity requirements as of June 30, 1998.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of June 30, 1998, ASB was in compliance with the OTS minimum capital requirements (noted in parentheses) with a tangible capital ratio of 5.1% (1.5%), a core capital ratio of 5.1% (3.0%) and a risk-based capital ratio of 12.4% (8.0%).

FDIC regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 1998, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 5.1% (5.0%), a Tier-1 risk-based ratio of 11.4% (6.0%) and a total risk-based ratio of 12.4% (10.0%).

The federal and state governments have enacted significant interstate banking legislation. Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank holding company may acquire control of a bank in any state, subject to certain restrictions. Under Hawaii law, effective June 1, 1997, a bank chartered under Hawaii law may merge with an out-of-state bank and convert all branches of both banks into branches of a single bank, subject to certain restrictions. Although the federal and Hawaii laws do not apply to thrifts, such legislation may nonetheless affect the competitive balance among banks, thrifts and other financial institutions and the level of competition among financial institutions doing business in Hawaii.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The Company's results are impacted by ASB's ability to manage interest rate risk. For quantitative and qualitative information about the Company's market risks, see pages 37 to 39 of HEI's 1997 Annual Report to Stockholders.

U.S. Treasury yields at June 30, 1998 and December 31, 1997 were as follows:


            (%)                        June 30, 1998                 December 31, 1997
            ---                        -------------                 -----------------
          3 month                          5.07                             5.34
          3 year                           5.49                             5.66
          5 year                           5.46                             5.71
          7 year                           5.51                             5.76
         10 year                           5.44                             5.74
         20 year                           5.72                             6.01
         30 year                           5.63                             5.92

As interest rates (as measured by U.S. Treasury yields) have declined between 3.0% and 5.2% from December 31, 1997 to June 30, 1998, management does not believe there has been a material change in the Company's quantitative disclosures of its interest-sensitive assets, liabilities and off-balance sheet items.

                          PART II - OTHER INFORMATION


--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There are no significant developments in pending legal proceedings except as set forth in HEI's and HECO's "Notes to consolidated financial statements," and management's discussion and analysis of financial condition and results of operations.

ITEM 5.  OTHER INFORMATION
--------------------------

A.  HECO, MECO and HELCO labor negotiations

The current collective bargaining agreement between HECO, MECO and HELCO and the International Brotherhood of Electrical Workers (IBEW), Local 1260, covering approximately 63% of the total employees of these companies, was extended in November 1995 for a two-year period from November 1, 1996 through October 31, 1998. The current benefits agreement was also extended for a two-year period. HECO, MECO and HELCO and the IBEW are currently in negotiations.

B.  HTB and YB labor negotiations

HTB and YB had a collective bargaining agreement with the Inlandboatmen's Union of the Pacific (IBU) effective from July 26, 1995 through July 25, 1998. This agreement was extended during negotiations. On August 1, 1998, a new agreement was ratified. The new agreement is effective from July 26, 1998 to July 30, 2001 and provides for a 1.9% wage increase for the first year, a 1.8% wage increase for the second year and a 2.4% wage increase for the third year. The agreement covers all unionized employees of HTB and YB employed on ocean, interisland, harbor tug operations and dispatchers. It excludes journeyman craftsmen (covered in YB's contract with the International Longshoremen's and Warehousemen's Union), office clerical employees, professional and management employees, guards and watchmen.

C. MECO air quality compliance

On November 1, 1989, the Department of Health of the State of Hawaii (DOH) issued a Notice of Violation (NOV) indicating that Maalaea units X-1 and X-2 had exceeded operating limitations of 12 hours per day at various times in 1988. These incidents resulted from unscheduled unit outages and resulted in no net increase in emissions by MECO. Subsequently, MECO took steps to preclude future violations. An application for a permit modification was submitted to the EPA and approval was received from the EPA in July 1992. Units X-1 and X-2 continue to operate in compliance with the revised permit.

Following a unit overhaul, emission compliance tests conducted for MECO's Maalaea Unit 14 in late 1995 indicated that particulate emissions were in excess of PSD permit limits. Corrective actions were taken and a retest in February 1996 confirmed that the unit returned to compliance with PSD limits. All test reports were submitted to the DOH. By letter dated July 15, 1996, the DOH indicated that a NOV would be issued for the past violations.

By letter dated January 31, 1997, the DOH invited MECO to meet to discuss settlement of open matters. An agreement was reached with the DOH to resolve the NOV issued for X-1 and X-2 operating hours during 1988 and any other air permit violations which may have occurred from November 1, 1989 until November 1, 1996 (including past violations of Maalaea Unit 14 discussed in the previous paragraph). MECO signed the final consent order on July 24, 1998. In accordance with the agreement, MECO will contribute $100,000 over the next two years to a public education program on air quality after an executed copy of the consent order is received from the DOH.

D.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS


    Six months                                            Years Ended December 31,
       ended           -------------------------------------------------------------------------------------------
   June 30, 1998               1997               1996               1995               1994               1993
-------------------    ---------------     --------------      -------------     --------------    ---------------
       1.82                   1.82               1.87               1.94               2.22               2.25
===================    ===============     ==============      =============     ==============    ===============

  RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS


    Six months                                            Years Ended December 31,
       ended           -------------------------------------------------------------------------------------------
   June 30, 1998             1997               1996               1995               1994               1993
-------------------    ---------------     --------------      -------------     --------------    ---------------
       1.44                  1.53               1.53               1.57               1.69               1.65
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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES



    Six months                                            Years Ended December 31,
       ended           -------------------------------------------------------------------------------------------
   June 30, 1998             1997               1996               1995               1994               1993
-------------------    ---------------     --------------      -------------     --------------    ---------------
       3.13                  3.26               3.58               3.46               3.47               3.25
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


(a)  EXHIBITS
HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1       Computation of ratio of earnings to fixed charges, six months ended June 30, 1998 and 1997

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2       Computation of ratio of earnings to fixed charges, six months ended June 30, 1998 and 1997

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1       Financial Data Schedule
                   June 30, 1998 and six months ended June 30, 1998

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1(a)    Financial Data Schedule
                   June 30, 1997 and six months ended June 30, 1997

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2       Financial Data Schedule
                   June 30, 1998 and six months ended June 30, 1998


HEI                Ninth Amendment to Trust Agreement, made and entered into on
Exhibit 99.1       May 4, 1998, Between Fidelity Management Trust Company and HEI
                   for the Hawaiian Electric Industries Retirement Savings Plan
                   for incorporation by reference in the Registration Statement on Form S-8
                   (Regis. No. 333-02103)

(b)  REPORTS ON FORM 8-K

During the second quarter of 1998, HEI and HECO did not file a Current Report, Form 8-K, with the SEC.

On August 4, 1998, HEI filed a Current Report on Form 8-K dated August 3, 1998, reporting HEI's settlement with insurance carriers under "Item 5 Other Events."









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.   HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                      (Registrant)


By  /s/ Robert F. Mougeot              By  /s/ Paul Oyer
   ----------------------                 ---------------------------
  Robert F. Mougeot                       Paul A. Oyer
  Financial Vice President and            Financial Vice President and
    Chief Financial Officer                 Treasurer
  (Principal Financial Officer of HEI)    (Principal Financial Officer of HECO)

Date:  August 10, 1998                 Date: August 10, 1998