Form 10-Q
period 1998-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1998-11-09
CIK 354707, 46207

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998
                                       OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Class of Common Stock                                                   Outstanding November 3, 1998
---------------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value)..........             32,071,530 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)..............   12,805,843 Shares (not publicly traded)

================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 1998

                                     INDEX
                                                                           PAGE NO.
Glossary of terms...........................................................  ii

                        PART I.  FINANCIAL INFORMATION

Item  1.      Financial statements

              Hawaiian Electric Industries, Inc. and subsidiaries
              ---------------------------------------------------

              Consolidated balance sheets (unaudited)-
                September 30, 1998 and December 31, 1997....................  1

              Consolidated statements of income (unaudited)-
                three and nine months ended September 30, 1998 and 1997.....  2

              Consolidated statements of retained earnings (unaudited)-
                three and nine months ended September 30, 1998 and 1997.....  3

              Consolidated statements of cash flows (unaudited)-
                nine months ended September 30, 1998 and 1997...............  4

              Notes to consolidated financial statements (unaudited)........  5

              Hawaiian Electric Company, Inc. and subsidiaries
              ------------------------------------------------

              Consolidated balance sheets (unaudited)-
                September 30, 1998 and December 31, 1997.................... 12

              Consolidated statements of income (unaudited)-
                three and nine months ended September 30, 1998 and 1997..... 13

              Consolidated statements of retained earnings (unaudited)-
                three and nine months ended September 30, 1998 and 1997..... 13

              Consolidated statements of cash flows (unaudited)-
                nine months ended September 30, 1998 and 1997............... 14

              Notes to consolidated financial statements (unaudited)........ 15

Item 2.      Management's discussion and analysis of financial condition and results of operations.................................... 22

Item 3.      Quantitative and qualitative disclosures about market risk..... 38

                          PART II.  OTHER INFORMATION

Item 1.      Legal proceedings.............................................. 38
Item 5.      Other information.............................................. 38
Item 6.      Exhibits and reports on Form 8-K............................... 40
Signatures.................................................................. 41

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 1998

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

ASBR        ASB Realty Corporation

BIF         Bank Insurance Fund

BLNR        Board of Land and Natural Resources of the State of Hawaii

BOA         Bank of America, FSB

CDUP        Conservation District Use Permit

COMPANY     Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric
             Company, Inc., Maui Electric Company, Limited, Hawaii Electric
             Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II
             (formed on October 15, 1998), HEI Investment Corp., Malama Pacific
             Corp. and its subsidiaries, Hawaiian Tug & Barge Corp., Young
             Brothers, Limited, HEI Diversified, Inc., American Savings Bank,
             F.S.B. and its subsidiaries, HEIDI Real Estate Corp., Pacific
             Energy Conservation Services, Inc., HEI Power Corp. and its
             subsidiaries, HEI District Cooling, Inc. (incorporated on August
             17, 1998), ProVision Technologies, Inc. (incorporated on October
             13, 1998), Hycap Management, Inc., Hawaiian Electric Industries
             Capital Trust I, Hawaiian Electric Industries Capital Trust II and
             Hawaiian Electric Industries Capital Trust III

CONSUMER     Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the
 ADVOCATE     State of Hawaii

D&O          Decision and order

DLNR         Department of Land and Natural Resources of the State of Hawaii

DOH          Department of Health of the State of Hawaii

ENCOGEN      Encogen Hawaii, L.P., an affiliate of Enserch Development
              Corporation

ENSERCH      Enserch Development Corporation

EPA          Environmental Protection Agency - federal

FASB         Financial Accounting Standards Board

FDIC         Federal Deposit Insurance Corporation

TERMS        DEFINITIONS
-----        -----------
FEDERAL      U.S. Government

FHLB         Federal Home Loan Bank

FICO         Financing Corporation

FUNDS ACT    Deposit Insurance Funds Act of 1996

GAAP         Generally accepted accounting principles

GPA          Guam Power Authority

HCPC         Hilo Coast Power Company

HECO         Hawaiian Electric Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii Electric Light
              Company, Inc., HECO Capital Trust I and HECO Capital Trust II

HEI          Hawaiian Electric Industries, Inc., direct parent company of
              Hawaiian Electric Company, Inc., HEI Investment Corp., Malama
              Pacific Corp., Hawaiian Tug & Barge Corp., HEI Diversified, Inc.,
              Pacific Energy Conservation Services, Inc., HEI Power Corp., HEI
              District Cooling, Inc., ProVision Technologies, Inc., Hycap
              Management, Inc., Hawaiian Electric Industries Capital Trust I,
              Hawaiian Electric Industries Capital Trust II and Hawaiian
              Electric Industries Capital Trust III

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

IPP          Independent power producer

TERMS        DEFINITIONS
-----        -----------
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

SAIF         Savings Association Insurance Fund

SEC          Securities and Exchange Commission

SFAS         Statement of Financial Accounting Standards

YB           Young Brothers, Limited, a wholly owned subsidiary of Hawaiian Tug
              & Barge Corp.

FORWARD-LOOKING INFORMATION

This report and other presentations made by HEI and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Except for historical information contained herein, the matters set forth are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; product demand and market acceptance risks; increasing competition in the electric utility industry; capacity and supply constraints or difficulties; new technological developments; governmental and regulatory actions, including decisions in rate cases and on permitting issues; the results of financing efforts; the timing and extent of changes in interest rates and foreign currency exchange rates; the convertibility and availability of foreign currency; political and business risks inherent in doing business in a developing country; and the risks associated with the installation of new computer systems and the avoidance of Year 2000 problems. Investors are also referred to other risks and uncertainties discussed in other periodic reports filed by HEI and/or HECO in 1998 with the Securities and Exchange Commission.

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                                            September 30,          December 31,
(in thousands)                                                                  1998                   1997
-----------------------------------------------------------------------------------------------------------------
ASSETS
------
Cash and equivalents............................................            $  275,102             $  253,910
Accounts receivable and unbilled revenues, net..................               156,592                158,231
Investment and mortgage-backed securities.......................             2,014,291              1,971,886
Loans receivable, net...........................................             3,125,835              3,035,847
Property, plant and equipment, net of accumulated
   depreciation and amortization of $1,048,822 and $974,759.....             2,075,760              2,019,518
Regulatory assets...............................................               110,772                104,079
Other...........................................................               241,235                258,907
Goodwill and other intangibles..................................               117,153                122,492
                                                                            ----------             ----------
                                                                            $8,116,740             $7,924,870
                                                                            ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
Accounts payable................................................            $  113,734             $  148,445
Deposit liabilities.............................................             3,832,053              3,916,600
Short-term borrowings...........................................               181,357                284,663
Securities sold under agreements to repurchase..................               534,812                375,366
Advances from Federal Home Loan Bank............................               823,081                736,474
Long-term debt..................................................               920,737                794,621
Deferred income taxes...........................................               189,091                189,955
Contributions in aid of construction............................               199,427                197,596
Other...........................................................               267,459                232,406
                                                                            ----------             ----------
                                                                             7,061,751              6,876,126
                                                                            ----------             ----------

HEI- and HECO-obligated preferred securities of
     trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed and HECO and HECO-guaranteed
     subordinated debentures....................................               150,000                150,000
Preferred stock of electric utility subsidiaries
    Subject to mandatory redemption.............................                33,180                 35,770
    Not subject to mandatory redemption.........................                48,293                 48,293
                                                                            ----------             ----------
                                                                               231,473                234,063
                                                                            ----------             ----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, authorized 10,000 shares;
    issued:  none...............................................                     -                      -
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 32,010 shares and 31,895 shares............               659,470                654,819
Retained earnings...............................................               164,046                159,862
                                                                            ----------             ----------
                                                                               823,516                814,681
                                                                            ----------             ----------
                                                                            $8,116,740             $7,924,870
                                                                            ==========             ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                    Three months ended                  Nine months ended
                                                                      September 30,                       September 30,
(in thousands, except per share amounts and                   ------------------------------     ---------------------------------
ratio of earnings to fixed charges)                               1998               1997               1998              1997
----------------------------------------------------------------------------------------------------------------------------------
REVENUES
Electric utility......................................           $259,684           $282,234          $  762,494        $  831,314
Savings bank..........................................            103,229             71,625             306,324           210,211
Other.................................................             14,405             16,595              44,023            43,717
                                                                 --------           --------          ----------        ----------
                                                                  377,318            370,454           1,112,841         1,085,242
                                                                 --------           --------          ----------        ----------
EXPENSES
Electric utility......................................            208,418            234,089             626,969           704,179
Savings bank..........................................             89,831             59,778             264,245           173,843
Other.................................................             16,770             15,523              48,753            46,035
                                                                 --------           --------          ----------        ----------
                                                                  315,019            309,390             939,967           924,057
                                                                 --------           --------          ----------        ----------
OPERATING INCOME (LOSS)
Electric utility......................................             51,266             48,145             135,525           127,135
Savings bank..........................................             13,398             11,847              42,079            36,368
Other.................................................             (2,365)             1,072              (4,730)           (2,318)
                                                                 --------           --------          ----------        ----------
                                                                   62,299             61,064             172,874           161,185
                                                                 --------           --------          ----------        ----------
Interest expense--electric utility and other..........            (17,601)           (15,277)            (53,345)          (46,179)
Allowance for borrowed funds used
   during construction................................              1,826              1,522               5,145             4,658
Preferred stock dividends of electric
   utility subsidiaries...............................             (1,499)            (1,563)             (4,507)           (4,697)
Preferred securities distributions of
   trust subsidiaries.................................             (3,097)            (3,064)             (9,289)           (7,503)
Allowance for equity funds used during
   construction.......................................              3,139              2,654               8,781             8,079
                                                                 --------           --------          ----------        ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES................................             45,067             45,336             119,659           115,543
Income taxes..........................................             17,288             17,895              46,140            47,517
                                                                 --------           --------          ----------        ----------
INCOME FROM CONTINUING OPERATIONS.....................             27,779             27,441              73,519            68,026
                                                                 --------           --------          ----------        ----------
DISCONTINUED OPERATIONS, NET OF INCOME TAXES
   Loss from operations...............................            (12,474)            (3,303)            (13,598)           (4,430)
   Net gain on disposals..............................              3,781                  -               3,781                 -
                                                                 --------           --------          ----------        ----------
LOSS FROM DISCONTINUED OPERATIONS.....................             (8,693)            (3,303)             (9,817)           (4,430)
                                                                 --------           --------          ----------        ----------
NET INCOME............................................           $ 19,086           $ 24,138          $   63,702        $   63,596
                                                                 ========           ========          ==========        ==========
BASIC EARNINGS (LOSS) PER COMMON SHARE
   Continuing operations..............................           $   0.87           $   0.87          $     2.30        $     2.18
   Discontinued operations............................              (0.27)             (0.10)              (0.31)            (0.14)
                                                                 --------           --------          ----------        ----------
                                                                 $   0.60           $   0.77          $     1.99        $     2.04
                                                                 ========           ========          ==========        ==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE
   Continuing operations..............................           $   0.86           $   0.87          $     2.29        $     2.17
   Discontinued operations............................              (0.27)             (0.11)              (0.31)            (0.14)
                                                                 --------           --------          ----------        ----------
                                                                 $   0.59           $   0.76          $     1.98        $     2.03
                                                                 ========           ========          ==========        ==========
Dividends per common share............................           $   0.62           $   0.61          $     1.86        $     1.83
                                                                 ========           ========          ==========        ==========

Weighted average number of common
   shares outstanding.................................             32,010             31,528              31,992            31,244
       Dilutive effect of
         stock options and dividend equivalents.......                128                 99                 138                85
                                                                 --------           --------          ----------        ----------
Adjusted weighted average shares......................             32,138             31,627              32,130            31,329
                                                                 ========           ========          ==========        ==========
Ratio of earnings to fixed charges (SEC method)
   Excluding interest on ASB deposits.................                                                      1.90              1.94
                                                                                                      ==========        ==========
   Including interest on ASB deposits.................                                                      1.49              1.61
                                                                                                      ==========        ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                  Three months ended                     Nine months ended
                                                                     September 30,                         September 30,
                                                              ---------------------------------    ------------------------------
(in thousands)                                                       1998               1997           1998               1997
-----------------------------------------------------------  --------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD................              $164,807           $151,455       $159,862           $149,907
Net income............................................                19,086             24,138         63,702             63,596
Common stock dividends................................               (19,847)           (19,219)       (59,518)           (57,129)
                                                                    --------           --------       --------           --------
RETAINED EARNINGS, END OF PERIOD......................              $164,046           $156,374       $164,046           $156,374
                                                                    ========           ========       ========           ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Nine months ended
                                                                                                September 30,
                                                                                       ------------------------------
(in thousands)                                                                              1998              1997
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations....................................................     $  73,519         $  68,026
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment.................        74,588            68,532
      Other amortization.............................................................        11,397            10,710
      Deferred income taxes and tax credits, net.....................................         2,925             4,197
      Allowance for equity funds used during construction............................        (8,781)           (8,079)
      Changes in assets and liabilities
            Decrease (increase) in accounts receivable and unbilled revenues, net....         1,639            (1,067)
            Increase in regulatory assets............................................        (2,914)           (5,300)
            Decrease in accounts payable.............................................       (34,711)           (7,732)
            Changes in other assets and liabilities..................................        38,690           (21,625)
                                                                                          ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES............................................       156,352           107,662
                                                                                          ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans receivable originated and purchased............................................      (494,683)         (229,885)
Principal repayments on loans receivable.............................................       358,582           110,210
Proceeds from sale of loans receivable...............................................         4,649             2,906
Held-to-maturity mortgage-backed securities purchased................................      (401,740)         (297,170)
Principal repayments on held-to-maturity mortgage-backed securities..................       402,288           194,512
Held-to-maturity investment securities purchased.....................................      (200,982)                -
Principal repayments on held-to-maturity investment securities.......................       159,982                 -
Capital expenditures.................................................................      (124,290)         (105,697)
Contributions in aid of construction.................................................         6,310             4,402
Proceeds from loans returned to Bank of America, FSB.................................        28,104                 -
Other................................................................................         5,947             2,563
                                                                                          ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES................................................      (255,833)         (318,159)
                                                                                          ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposit liabilities.......................................       (85,155)           69,956
Net decrease in short-term borrowings with
   original maturities of three months or less.......................................      (106,278)          (99,914)
Proceeds from securities sold under agreements to repurchase.........................       474,812           958,500
Repurchase of securities sold under agreements to repurchase.........................      (316,000)         (808,100)
Proceeds from advances from Federal Home Loan Bank...................................       661,500           578,500
Principal payments on advances from Federal Home Loan Bank...........................      (574,893)         (556,000)
Proceeds from issuance of long-term debt.............................................       185,394             8,371
Repayment of long-term debt..........................................................       (59,400)          (14,900)
Proceeds from issuance of HEI- and HECO-obligated preferred securities of trust
 subsidiaries........................................................................             -           150,000
Redemption of electric utility subsidiaries' preferred stock.........................        (2,590)           (2,885)
Net proceeds from issuance of common stock...........................................         4,553            18,906
Common stock dividends...............................................................       (59,518)          (46,132)
Preferred securities distributions of trust subsidiaries.............................        (9,289)           (7,503)
Other................................................................................        (3,728)          (11,347)
                                                                                          ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES............................................       109,408           237,452
                                                                                          ---------         ---------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS.........................................        11,265                 -
                                                                                          ---------         ---------
Net increase in cash and equivalents.................................................        21,192            26,955
Cash and equivalents, beginning of period............................................       253,910            97,113
                                                                                          ---------         ---------
CASH AND EQUIVALENTS, END OF PERIOD..................................................     $ 275,102         $ 124,068
                                                                                          =========         =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997
(Unaudited)

--------------------------------------------------------------------------------
(1) BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1997 and the consolidated financial statements and the notes thereto in HEI's Quarterly Reports on SEC Forms 10-Q for the quarters ended March 31 and June 30, 1998.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of September 30, 1998 and December 31, 1997, the results of its operations for the three months and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 1998 presentation.

(2)  ELECTRIC UTILITY SUBSIDIARY
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 12 through 21.

(3)  SAVINGS BANK SUBSIDIARY
----------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION

American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                                               Three months ended                       Nine months ended
                                                                  September 30,                           September 30,
                                                       -----------------------------------       ------------------------------
(in thousands)                                              1998                 1997                1998               1997
-------------------------------------------------------------------------------------------------------------------------------
Interest income.....................................        $ 95,385             $ 67,425           $285,437           $198,459
Interest expense....................................          56,214               40,240            163,265            116,722
                                                            --------             --------           --------           --------
NET INTEREST INCOME.................................          39,171               27,185            122,172             81,737
Provision for losses................................          (3,125)              (2,068)            (9,473)            (4,860)
Other income........................................           7,844                4,200             20,887             11,752
Operating, administrative and general expenses......         (30,492)             (17,470)           (91,507)           (52,261)
                                                            --------             --------           --------           --------
OPERATING INCOME....................................          13,398               11,847             42,079             36,368
Income taxes........................................           4,144                4,807             14,413             15,057
                                                            --------             --------           --------           --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS.............           9,254                7,040             27,666             21,311
Dividends on preferred stock held by parent.........           1,350                   --              4,050                 --
                                                            --------             --------           --------           --------
NET INCOME..........................................        $  7,904             $  7,040           $ 23,616           $ 21,311
                                                            ========             ========           ========           ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                                                                September 30,           December 31,
(in thousands)                                                                       1998                   1997
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and equivalents.....................................................         $  264,922             $  249,607
Held-to-maturity investment securities...................................            150,010                105,596
Held-to-maturity mortgage-backed securities..............................          1,863,081              1,865,027
Loans receivable, net....................................................          3,125,835              3,035,847
Other....................................................................            162,503                169,843
Goodwill and other intangibles...........................................            117,153                122,492
                                                                                  ----------             ----------
                                                                                  $5,683,504             $5,548,412
                                                                                  ==========             ==========
LIABILITIES AND EQUITY
Deposit liabilities......................................................         $3,832,053             $3,916,600
Securities sold under agreements to repurchase...........................            534,812                375,366
Advances from Federal Home Loan Bank.....................................            823,081                736,474
Other....................................................................             83,716                124,185
                                                                                  ----------             ----------
                                                                                   5,273,662              5,152,625
Preferred stock held by parent...........................................             75,000                 75,000
Common stock equity......................................................            334,842                320,787
                                                                                  ----------             ----------
                                                                                  $5,683,504             $5,548,412
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

In December 1996, the FDIC adopted a risk-based assessment schedule for SAIF institutions, effective January 1, 1997, that was identical to the existing base rate schedule for BIF institutions: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 will be the assessment to fund FICO's interest obligations which was initially set at 6.48 cents per $100 of deposits for SAIF institutions and 1.3 cents per $100 of deposits for BIF institutions (subject to quarterly adjustment). By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first, at which time the FICO interest obligation for both banks and thrifts should thereafter be identical, at an estimated rate of 2.4 cents per $100 of deposits. In December 1997, ASB acquired BIF-assessable deposits as well as SAIF-assessable deposits from BoA. As a "well-capitalized" thrift, ASB's base deposit insurance premium effective for the September 30, 1998 quarterly payment is zero and its assessment for funding FICO interest payments is 5.82 cents per $100 of SAIF-assessable deposits and 1.16 cents per $100 of BIF-assessable deposits, on an annual basis, based on deposits as of June 30, 1998. ASB's assessment for funding FICO interest payments is subject to change quarterly.

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

(4)  HEI- AND HECO-OBLIGATED PREFERRED SECURITIES OF TRUST SUBSIDIARIES DIRECTLY
--------------------------------------------------------------------------------
     OR INDIRECTLY HOLDING SOLELY HEI AND HEI-GUARANTEED AND HECO AND
     ----------------------------------------------------------------
     HECO-GUARANTEED SUBORDINATED DEBENTURES
     ---------------------------------------

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

SUBSEQUENT EVENT
In October 1998, HECO, MECO, HELCO and HECO Capital Trust II filed a registration statement on Form S-3 with the SEC related to the contemplated public offering of 2 million of HECO-Obligated Cumulative Quarterly Income Preferred Securities (QUIPS), Series 1998, with an aggregate liquidation preference of $50 million. The public offering may proceed only if it is approved by the PUC. If the proposed financing is approved by the PUC and completed, it is currently contemplated that the proceeds of the offering will be applied primarily to redeem HECO's Series M, Q and R cumulative preferred stock, MECO's Series A, B, D and G cumulative preferred stock and HELCO's Series A, D, E and F cumulative preferred stock. The new issue of $50 million of QUIPS, coupled with the contemplated redemptions of these series of cumulative preferred stock will bring to $100 million the aggregate liquidation preference of QUIPS, and reduce to approximately $34 million the aggregate par value of the remaining cumulative preferred stock, in consolidated HECO's capital structure. This may result in a one notch downgrade of the rating by Moody's Investors Service of the series of cumulative preferred stock that remain outstanding after the contemplated redemptions, as has been the case with the preferred stock of some other companies.

(5)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                          Nine months ended
                                                                                            September 30,
                                                                                  -------------------------------
(in thousands)                                                                        1998                 1997
-----------------------------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding interest
 paid on nonrecourse debt on leveraged leases)...............................        $200,453            $152,631
                                                                                     ========            ========

Income taxes.................................................................        $ 27,325            $ 45,251
                                                                                     ========            ========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Under the HEI Dividend Reinvestment and Stock Purchase Plan, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $11.0 million for the nine months ended September 30, 1997. Beginning in March 1998, HEI acquired for cash its common shares in the open market to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan.

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $8.8 million and $8.1 million for the nine months ended September 30, 1998 and 1997, respectively.

(6)  ACCOUNTING CHANGES
-----------------------

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

COSTS OF START-UP ACTIVITIES

In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs of start-up activities, including organization costs, be expensed as incurred. In addition, the provisions of SOP 98-5 require that the unamortized balance of previously capitalized costs associated with start-up activities be charged to earnings in the period of adoption. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. The Company has not determined when it will adopt SOP 98-5. Management currently believes that the adoption of SOP 98-5 will not have a material effect on the Company's financial condition, results of operations or liquidity.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and earlier application is encouraged. The Company has not determined when it will adopt SFAS No. 133. Management believes, based on the Company's current level of derivative and hedging activities, that the adoption of SFAS No. 133 will not have a material effect on the Company's financial condition, results of operations or liquidity.

(7)  CONTINGENCIES
------------------

ENVIRONMENTAL REGULATION

In early 1995, the Department of Health of the State of Hawaii (DOH) initially advised HECO, HTB, YB and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or to operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 to inform them of its findings and to establish the framework to determine remedial and cleanup requirements. Certain parties identified in the December 1995 DOH letter (including HECO, Chevron Products Company, Shell Oil Products Company, State of Hawaii Department of Transportation Harbors Division and others) formed a Technical Work Group to conduct independent voluntary investigations relative to this issue. Effective January 30, 1998, the Technical Work Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions. The Technical Work Group met in June 1998 with a consultant, Ogden Environmental & Energy Services, to discuss its proposed work plan and schedule, and subsequently met with and informed the DOH of the work plan. The Technical Work Group now anticipates that the Phase I report will be completed by the end of November 1998.

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

(8)  DISCONTINUED OPERATIONS
----------------------------

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

A lawsuit stemming from this situation was settled in 1994, with the Company making a settlement payment of $32 million to the Rehabilitator. HEI and HEIDI sought reimbursement for the settlement, interest and defense costs from three director and officer liability insurance carriers. The primary director and officer liability insurance carrier filed a declaratory relief action in the U.S. District Court for Hawaii seeking resolution of insurance coverage and other policy issues, and HEI and HEIDI filed counterclaims. In early August 1998, the Company settled all claims with the three former insurance carriers relating to the 1994 settlement payment. The Company received $24.5 million ($13.8 million net of estimated expenses and income taxes or $0.43 in basic earnings per share for the quarter and nine months ended September 30, 1998), and recorded the settlement as net gain on disposal of discontinued operations in the third quarter of 1998.

MALAMA PACIFIC CORP.

On September 14, 1998, the Board of Directors of HEI ratified management's plan to exit the residential real estate development business (Malama Pacific Corp. or MPC) by September 1999. Accordingly, effective September 14, 1998, management commenced a program to actively market for sale all of MPC's real estate assets and investments. These operations are reflected as discontinued operations for all periods presented in the Company's consolidated statements of income. In addition, in the third quarter of 1998, MPC recognized impairment losses amounting to approximately $19.3 million in accordance with the provisions of SFAS No. 121, notwithstanding management's plan to exit the residential real estate development business. Operating activity of the residential real estate development business for the period September 14, 1998 through September 30, 1998 was not significant.

Summary financial information for the discontinued operations of MPC is as follows:

                                                    Three months ended                Nine months ended
                                                       September 30,                     September 30,
                                               ---------------------------------------------------------------
(in thousands)                                     1998              1997            1998            1997
--------------------------------------------  ----------------------------------------------------------------
OPERATIONS
Revenues....................................    $    743          $   817         $  3,313         $ 5,475

Operating loss (including writedowns).......    $(19,881)         $(4,752)        $(20,648)        $(5,351)
Interest expense............................        (538)            (652)          (1,609)         (1,895)
Income tax benefits.........................       7,945            2,101            8,659           2,816
                                                --------          -------         --------         -------
LOSS FROM OPERATIONS........................    $(12,474)         $(3,303)        $(13,598)        $(4,430)
                                                --------          -------         --------         -------

DISPOSAL
Loss, including provision of $5,000  for
 loss from operations during phase-out
 period.....................................    $(16,343)               -         $(16,343)              -
Income tax benefits.........................       6,359                -            6,359               -
                                                --------          -------         --------         -------
LOSS ON DISPOSAL............................    $ (9,984)               -         $ (9,984)              -
                                                --------          -------         --------         -------

LOSS FROM DISCONTINUED OPERATIONS OF MPC....    $(22,458)         $(3,303)        $(23,582)        $(4,430)
                                                ========          =======         ========         =======

IMPACT ON BASIC EARNINGS PER SHARE..........      $(0.70)          $(0.10)          $(0.74)         $(0.14)
                                                ========          =======         ========         =======

As of September 30, 1998, the remaining net assets of the discontinued residential real estate development operations amounted to $18.9 million (included in "Other" assets) and consisted primarily of real estate assets, receivables and deferred tax assets, reduced by loans and accounts payable. The amounts that MPC will ultimately realize from the sale of the real estate assets could differ materially from the recorded amounts as of September 30, 1998.

Prior to September 14, 1998, interest expense (in the above table) consisted of actual interest accrued on MPC's borrowings from banks and other third parties, and allocated interest calculated at HEI's existing commercial paper rates applied to intercompany borrowing amounts. Interest costs included in the determination of the loss on disposal of MPC amounted to $2 million and consisted of interest expected to be incurred on MPC's borrowings from banks and other third parties ($1 million) and allocated interest ($1 million). Allocated interest was calculated at HEI's weighted average cost of debt as of September 30, 1998, applied to 80% of MPC's expected remaining assets, net of bank and other third party debt, over the expected disposal period.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

                                                                                    September 30,          December 31,
(in thousands, except par value)                                                        1998                  1997
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Utility plant, at cost
   Land..................................................................             $    32,237            $   32,222
   Plant and equipment...................................................               2,681,983             2,559,655
   Less accumulated depreciation.........................................                (968,711)             (904,781)
   Plant acquisition adjustment, net.....................................                     523                   562
   Construction in progress..............................................                 187,145               205,447
                                                                                      -----------            ----------
         NET UTILITY PLANT...............................................               1,933,177             1,893,105
                                                                                      -----------            ----------
Current assets
   Cash and equivalents..................................................                   5,496                 1,676
   Customer accounts receivable, net.....................................                  67,320                69,378
   Accrued unbilled revenues, net........................................                  44,789                45,980
   Other accounts receivable, net........................................                   4,281                 4,195
   Fuel oil stock, at average cost.......................................                  15,087                25,058
   Materials and supplies, at average cost...............................                  16,977                18,975
   Prepayments and other.................................................                   2,822                 3,335
                                                                                      -----------            ----------
         TOTAL CURRENT ASSETS............................................                 156,772               168,597
                                                                                      -----------            ----------
Other assets
   Regulatory assets.....................................................                 108,618               101,809
   Other.................................................................                  48,132                48,803
                                                                                      -----------            ----------
         TOTAL OTHER ASSETS..............................................                 156,750               150,612
                                                                                      -----------            ----------
                                                                                       $2,246,699            $2,212,314
                                                                                      ===========            ==========
CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares...........................             $    85,387            $   85,387
   Premium on capital stock..............................................                 296,364               296,266
   Retained earnings.....................................................                 406,719               387,582
                                                                                      -----------            ----------
         COMMON STOCK EQUITY.............................................                 788,470               769,235
   Cumulative preferred stock
      Not subject to mandatory redemption................................                  48,293                48,293
      Subject to mandatory redemption....................................                  31,585                33,175
   HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely HECO and HECO-guaranteed
      debentures.........................................................                  50,000                50,000
   Long-term debt, net...................................................                 613,137               597,621
                                                                                      -----------            ----------
         TOTAL CAPITALIZATION............................................               1,531,485             1,498,324
                                                                                      -----------            ----------
Current liabilities
   Long-term debt due within one year....................................                  30,000                30,000
   Preferred stock sinking fund payments.................................                   1,595                 2,595
   Short-term borrowings - nonaffiliates.................................                  95,434                95,181
   Short-term borrowings - affiliate.....................................                       -                   400
   Accounts payable......................................................                  38,248                49,805
   Interest and preferred dividends payable..............................                  18,747                12,225
   Taxes accrued.........................................................                  62,686                59,952
   Other.................................................................                  21,023                21,633
                                                                                      -----------            ----------
         TOTAL CURRENT LIABILITIES.......................................                 267,733               271,791
                                                                                      -----------            ----------
Deferred credits and other liabilities
   Deferred income taxes.................................................                 127,339               125,509
   Unamortized tax credits...............................................                  51,290                48,675
   Other.................................................................                  69,425                70,419
                                                                                      -----------            ----------
         TOTAL DEFERRED CREDITS AND OTHER LIABILITIES....................                 248,054               244,603
                                                                                      -----------            ----------
Contributions in aid of construction.....................................                 199,427               197,596
                                                                                      -----------            ----------
                                                                                      $ 2,246,699            $2,212,314
                                                                                      ===========            ==========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF INCOME  (UNAUDITED)

                                                                        Three months ended               Nine months ended
                                                                           September 30,                    September 30,
(in thousands, except for ratio of earnings                      -------------------------------    -------------------------------
to fixed charges)                                                   1998                1997            1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES.........................................        $257,368            $280,193        $755,615            $824,762
                                                                   --------            --------        --------            --------
OPERATING EXPENSES
Fuel oil...................................................          48,554              61,733         149,734             196,065
Purchased power............................................          69,148              75,238         204,822             218,462
Other operation............................................          34,286              37,774         104,251             111,221
Maintenance................................................          10,508              12,273          31,738              38,687
Depreciation and amortization..............................          21,448              20,504          64,336              61,507
Taxes, other than income taxes.............................          24,263              26,360          71,609              77,815
Income taxes...............................................          16,693              15,071          42,253              38,848
                                                                   --------            --------        --------            --------
                                                                    224,900             248,953         668,743             742,605
                                                                   --------            --------        --------            --------
OPERATING INCOME...........................................          32,468              31,240          86,872              82,157
                                                                   --------            --------        --------            --------
OTHER INCOME
Allowance for equity funds used
   during construction.....................................           3,139               2,654           8,781               8,079
Other, net.................................................           2,117               1,894           6,439               6,154
                                                                   --------            --------        --------            --------
                                                                      5,256               4,548          15,220              14,233
                                                                   --------            --------        --------            --------
INCOME BEFORE INTEREST AND OTHER CHARGES...................          37,724              35,788         102,092              96,390
                                                                   --------            --------        --------            --------
INTEREST AND OTHER CHARGES
Interest on long-term debt.................................           9,910               9,944          30,602              29,654
Amortization of net bond premium and expense...............             374                 328           1,096                 976
Other interest charges.....................................           1,785               2,026           5,086               5,921
Allowance for borrowed funds used
   during construction.....................................          (1,826)             (1,522)         (5,145)             (4,658)

Preferred stock dividends of subsidiaries..................             638                 651           1,915               1,951
Preferred securities distributions of
   trust subsidiary........................................           1,006                 974           3,019               2,046
                                                                   --------            --------        --------            --------
                                                                     11,887              12,401          36,573              35,890
                                                                   --------            --------        --------            --------
INCOME BEFORE PREFERRED STOCK DIVIDENDS
   OF HECO.................................................          25,837              23,387          65,519              60,500
Preferred stock dividends of HECO..........................             861                 912           2,592               2,746
                                                                   --------            --------        --------            --------
NET INCOME FOR COMMON STOCK................................        $ 24,976            $ 22,475        $ 62,927            $ 57,754
                                                                   ========            ========        ========            ========
Ratio of earnings to fixed charges
   (SEC method)............................................                                                3.36                3.24
                                                                                                       ========            ========

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS  (UNAUDITED)

                                                                   Three months ended                       Nine months ended
                                                                      September 30,                           September 30,
                                                               ----------------------------          ------------------------------
(in thousands)                                                    1998               1997                1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS, BEGINNING OF PERIOD.....................     $410,207           $375,114            $387,582            $367,770
Net income for common stock................................       24,976             22,475              62,927              57,754
Common stock dividends.....................................      (28,464)           (13,586)            (43,790)            (41,521)

                                                                --------           --------            --------            --------
RETAINED EARNINGS, END OF PERIOD...........................     $406,719           $384,003            $406,719            $384,003
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

Hawaiian Electric Company, Inc. and subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                                  Nine months ended
                                                                                                     September 30,
                                                                                            ------------------------------
(in thousands)                                                                                 1998                1997
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before preferred stock dividends of HECO...................................             $ 65,519           $ 60,500
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation and amortization of property, plant and equipment..............               64,336             61,507
      Other amortization..........................................................                5,204              8,163
      Deferred income taxes.......................................................                1,830              2,599
      Tax credits, net............................................................                3,829              2,213
      Allowance for equity funds used during construction.........................               (8,781)            (8,079)
      Changes in assets and liabilities
           Decrease in accounts receivable........................................                1,972                834
           Decrease in accrued unbilled revenues..................................                1,191              1,010
           Decrease in fuel oil stock.............................................                9,971              6,025
           Decrease in materials and supplies.....................................                1,998                 95
           Increase in regulatory assets..........................................               (2,914)            (5,300)
           Decrease in accounts payable...........................................              (11,557)           (17,817)
           Changes in other assets and liabilities................................                 (495)           (14,083)
                                                                                               --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........................................              132,103             97,667
                                                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..............................................................              (98,016)           (87,371)
Contributions in aid of construction..............................................                6,310              4,402
Payments on notes receivable......................................................                1,141              1,920
                                                                                               --------           --------
NET CASH USED IN INVESTING ACTIVITIES.............................................              (90,565)           (81,049)
                                                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock dividends............................................................              (43,790)           (41,521)
Preferred stock dividends.........................................................               (2,592)            (2,746)
Preferred securities distributions of trust subsidiary............................               (3,019)            (2,046)
Proceeds from issuance of HECO-obligated mandatorily redeemable preferred
 securities of trust subsidiary...................................................                                  50,000
Proceeds from issuance of long-term debt..........................................               72,894              8,371
Repayment of long-term debt.......................................................              (57,500)           (13,000)
Redemption of preferred stock.....................................................               (2,590)            (2,885)
Net decrease in short-term borrowings from nonaffiliates and
   affiliate with original maturities of three months or less.....................                 (147)            (9,413)
Other.............................................................................                 (974)            (2,273)
                                                                                               --------           --------
NET CASH USED IN FINANCING ACTIVITIES.............................................              (37,718)           (15,513)
                                                                                               --------           --------

Net increase in cash and equivalents..............................................                3,820              1,105
Cash and equivalents, beginning of period.........................................                1,676                823
                                                                                               --------           --------
CASH AND EQUIVALENTS, END OF PERIOD...............................................             $  5,496           $  1,928
                                                                                               ========           ========

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998 and 1997
(Unaudited)

--------------------------------------------------------------------------------
(1)  BASIS OF PRESENTATION
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1997 and the consolidated financial statements and the notes thereto in HECO's Quarterly Reports on SEC Forms 10-Q for the quarters ended March 31 and June 30, 1998.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of September 30, 1998 and December 31, 1997, the results of their operations for the three months and nine months ended September 30, 1998 and 1997, and their cash flows for the nine months ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

(2)  HECO-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF TRUST
------------------------------------------------------------------------
     SUBSIDIARY HOLDING SOLELY HECO AND HECO-GUARANTEED SUBORDINATED DEBENTURES
     --------------------------------------------------------------------------

In March 1997, HECO Capital Trust I (Trust), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a registered public offering, 2 million of its HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the trust preferred securities and the common securities were used by the Trust to purchase 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of MECO and HELCO in the principal amounts of $10 million. The junior deferrable debentures, which mature on March 27, 2027, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by
HECO), are the sole assets of the Trust. Contractual arrangements entered into by HECO in connection with the issuance of the trust preferred securities, considered together, constitute a full and unconditional guarantee by HECO, on a subordinated basis, of the periodic distributions due on the trust preferred securities and of amounts due upon the redemption thereof or upon liquidation of the Trust. The junior deferrable debentures and the common securities of the Trust have been eliminated in HECO's consolidated balance sheets as of September 30, 1998 and December 31, 1997. The trust preferred securities are subject to mandatory redemption upon redemption of the junior deferrable debentures. The junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

SUBSEQUENT EVENT
In October 1998, HECO, MECO, HELCO and HECO Capital Trust II filed a registration statement on Form S-3 with the SEC related to the contemplated public offering of 2 million of HECO-Obligated Cumulative Quarterly Income Preferred Securities (QUIPS), Series 1998, with an aggregate liquidation preference of $50 million. The public offering may proceed only if it is approved by the PUC. If the proposed financing is approved by the PUC and completed, it is currently contemplated that the proceeds of the offering will be applied primarily to redeem HECO's Series M, Q and R cumulative preferred stock, MECO's Series A, B, D and G cumulative preferred stock and HELCO's Series A, D, E and F cumulative preferred stock. The new issue of $50 million of QUIPS, coupled with the contemplated redemptions of these series of cumulative preferred stock, will bring to $100 million the aggregate liquidation preference of QUIPS, and reduce to approximately $34 million the aggregate par value of the remaining cumulative preferred stock, in consolidated HECO's capital structure. This may result in a one notch downgrade of the rating by Moody's Investors Service of the series of cumulative preferred stock that remain outstanding after the contemplated redemptions, as has been the case with the preferred stock of some other companies.

(3)  CASH FLOWS
---------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                                     Nine months ended
                                                                                                        September 30,
                                                                                  ---------------------------------------------
(in thousands)                                                                                  1998                     1997
-------------------------------------------------------------------------------------------------------------------------------
Interest..........................................................................             $26,249                  $26,130
                                                                                               =======                  =======
Income taxes......................................................................             $22,277                  $33,912
                                                                                               =======                  =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $8.8 million and $8.1 million for the nine months ended September 30, 1998 and 1997, respectively.

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

CDUP AMENDMENT. On July 10, 1997, the Third Circuit Court of the State of Hawaii
---------------
issued its Amended Findings of Fact, Conclusions of Law, Decision and Order on HELCO's appeal of an order of the BLNR, along with other civil cases relating to HELCO's application for a CDUP amendment. This decision allows HELCO to use its Keahole property as requested in its application. An amended order to the same effect was issued on August 18, 1997. Final judgments have been entered as to all of the consolidated cases. Appeals with respect to the final judgments for certain of the cases have been filed with the Hawaii Supreme Court. Motions filed with the Third Circuit Court to stay the effectiveness of the judgments pending resolution of the appeals were denied in April and July 1998 (in response to a motion for reconsideration). Nonhearing motions for stay of final judgment pending resolution of the appeals were denied by the Hawaii Supreme Court in August 1998. Management believes that HELCO will ultimately prevail on appeal and that the final judgments of the Third Circuit Court will be upheld.

PSD PERMIT. In November 1995, the EPA declined to sign HELCO's PSD permit for
----------
the combined-cycle unit. In October 1997, the EPA approved a revised draft permit and the DOH issued a final PSD permit. Nine appeals of the issuance of the permit have been filed with the Environmental Appeals Board of the EPA. All briefing in the case has been completed. Based on the proceedings to date, management believes that HELCO will ultimately prevail on appeal.

DECLARATORY JUDGMENT ACTIONS.  In February 1997, the Keahole Defense Coalition
----------------------------
and three individuals filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. Discovery is ongoing and the parties are seeking to set the case for trial in 1999.

In March 1998, an individual filed a complaint for declaratory judgment against HELCO, the BLNR and the Department of Land and Natural Resources of the State of Hawaii (DLNR). The complaint alleges a violation of plaintiff's constitutional due process rights because the land use conditions (if any) which apply to HELCO's use of the Keahole site were determined administratively by the DLNR (through a letter issued to HELCO in January 1998) rather than being decided by the BLNR in a contested case. Also filed with the complaint was a motion to stay enforcement of the DLNR letter, which motion was denied in April 1998.

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

HELCO intends to vigorously defend against the claims raised in these 1997 and 1998 cases and, based on the status of the cases to date, management believes the allegations are without merit.

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

The status of the IPPs PUC complaints, and of a complaint filed by Hilo Coast Power Company (HCPC) in April 1997, is as follows:

     Enserch complaint. In January 1998, HELCO filed with the PUC an application
     -----------------
     for approval of a power purchase agreement for a 60-MW facility and an interconnection agreement with Encogen, an Enserch affiliate, dated October 22, 1997. The agreements were entered into following a settlement agreement between Enserch and HELCO and are subject to PUC approval. The parties to the proceeding include HELCO, Encogen and the Consumer Advocate. The Consumer Advocate submitted information requests to HELCO, and HELCO submitted responses. Motions to intervene filed by KCP, HCPC and one other IPP were denied by the PUC. KCP filed an appeal with the First Circuit Court, challenging the denial of its intervention. KCP's appeal is scheduled for oral argument on November 20, 1998. No schedule has yet been established for the PUC proceeding.

     KCP complaint. In January 1996, the PUC ordered HELCO to continue in good
     -------------
     faith to negotiate a power purchase agreement with KCP. In May 1997, KCP filed a motion for unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith. In June 1997, KCP filed a motion asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost" which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions. An evidentiary hearing was held in August 1997. KCP filed two motions, which HELCO also opposed, to supplement the record. The PUC issued an Order in June 1998 which denied all of KCP's pending motions; provided rulings and/or guidance on certain avoided cost and contract issues; directed HELCO to prepare an updated avoided cost calculation, which includes the Encogen agreement; and directed HELCO and KCP to resume contract negotiations. HELCO resumed negotiations with KCP in compliance with the Order and filed a motion for partial reconsideration with respect to one avoided cost issue. The PUC granted HELCO's motion and modified its order in July 1998.

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

KCP'S FERC PETITION. On July 29, 1998, KCP tendered for filing with the Federal
--------------------
Energy Regulatory Commission (FERC) a Petition for Enforcement under section 210(h) of PURPA, or in the alternative, a Declaratory Order. KCP alleged that the PUC and HECO have taken actions that violate PURPA, thereby allowing HELCO to begin construction of its own facility and preventing KCP from building its qualifying facility. KCP requested that FERC initiate enforcement proceedings or, in the alternative, issue an order declaring that the PUC's actions violate FERC's rules under PURPA and are therefore preempted under the Federal Power Act. In September 1998, FERC denied KCP's petition.

BLNR PETITION. On August 5, 1998, the Keahole Defense Coalition filed with the
--------------
BLNR a Petition for Declaratory Ruling under Section 91-8, Hawaii Revised Statutes. The petition alleges that all conditions in Hawaii Administrative Rules 13-2-21 apply to HELCO's default entitlement to use its Keahole site, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that the DOH issued three separate Notices of Violation (NOVs) to HELCO in 1992 and 1998 for violation of clean air rules, which NOVs constitute violations under the existing permits and render such permits null and void. The petition requests that the BLNR commence a contested case on the petition; that the BLNR determine that HELCO has violated the terms of its existing conditional use permits, causing such permits to be null and void; and that the BLNR determine that HELCO has violated the conditions applicable to its default entitlement, such that HELCO should be enjoined from using the Keahole property under such default entitlement. The BLNR requested that each of the parties submit statements of position on the issues and HELCO filed its statement in October 1998.

COMPLAINT AND MOTION FOR TEMPORARY RESTRAINING ORDER. On August 5, 1998, the
-----------------------------------------------------
Keahole Defense Coalition filed in the Third Circuit Court of the State of Hawaii a Complaint and Motion for Temporary Restraining Order and Preliminary Mandatory Injunction against HELCO and the Chief Engineer, Department of Public Works, County of Hawaii, and on August 6, 1998, filed an amended complaint. The complaint and amended complaint do not identify a cause of action, but allege that the City Engineer issued eight building permits to HELCO for the expansion of the Keahole Generating Station without requiring HELCO to obtain a final Covered Source Permit as a precondition to construction on the belief that the DOH and the EPA had authorized certain construction activities. The complaints call for the suspension and revocation of the eight building permits and an injunction to prevent further construction by HELCO. The motion calls for the Court to mandate that the Chief Engineer suspend or revoke certain building permits for structures, improvements and facilities which are directly or solely associated with or which are of a permanent nature aimed at completing CT-4, CT-5 and ST-7 and enjoin HELCO from construction at Keahole while the permits are suspended or revoked. The Court issued a temporary restraining order in September 1998. However, HELCO obtained eight new building permits and the old permits were voided. A hearing on HELCO's motion to dismiss the case is scheduled for November 9, 1998.

DOH NOTICE OF VIOLATION. In July 1998, the DOH issued a Notice of Violation
-----------------------
(NOV) to HELCO for items allegedly constituting unauthorized construction activity at the Keahole Generating Station prior to receipt of an effective PSD air permit for CT-4 and CT-5. The NOV required HELCO to immediately halt construction activities on pipe rack foundations, a retaining wall and an oil/water separator, and imposed a fine of $48,800. HELCO complied with the stop work order on the designated items and paid the fine.

EPA NOTICE OF VIOLATION.  In September 1998, the EPA issued a NOV to HELCO
-----------------------
stating that HELCO violated the Hawaii State Implementation Plan by commencing construction activities at the Keahole generating station without first obtaining a final air permit. By law, 30 days after the NOV, the EPA may issue an Order requiring compliance with applicable laws, assessing penalties and/or commencing a civil action seeking an injunction; however, no Order has yet been issued. HELCO has put the EPA on notice that certain construction activities not affected by the NOV are continuing, but has halted work on other construction activities at Keahole until otherwise instructed by the EPA or until the final air permit is received.

COSTS INCURRED. As of September 30, 1998, HELCO's costs incurred in its efforts
--------------
to put into service its Keahole combined-cycle unit amounted to $69.2 million, including approximately $28.7 million for equipment and material purchases, approximately $19.7 million for planning, engineering, permitting, site development and other costs and approximately $20.8 million as an allowance for funds used during construction.

CONTINGENCY PLANNING. In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address the further delays that subsequently occurred in obtaining the permits necessary to construct its combined-cycle unit. Actions under the plan have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed reports with the PUC from time to time updating the contingency plan and the status of the implementation of the plan.

ENVIRONMENTAL REGULATION

See discussion of the DOH NOV and the EPA NOV issued to HELCO above and note
(7), "Contingencies," in HEI's "Notes to consolidated financial statements."

PUC SHOW CAUSE ORDER FOR HECO

In March 1997, the PUC issued a show cause order to HECO requesting information to assist the PUC in determining if it should reduce HECO's rates and require HECO to refund any excess earnings to its ratepayers. The PUC noted that for 1996 HECO recorded a return on average common equity (ROACE) of 11.93% and a simple average rate of return on rate base (ROR) of 9.70%, which exceeded the 11.40% ROACE and 9.16% ROR determined to be reasonable by the PUC in HECO's last rate case. HECO filed a motion to close the proceeding in March 1998, based on the fact that the actual returns for 1997--a 10.26% ROACE and a 8.75% ROR--were below the returns the PUC found to be fair and reasonable in the last rate proceeding. The Consumer Advocate has filed with the PUC a statement that it does not oppose HECO's request to close the proceedings. Management cannot predict what future PUC action may be taken in this proceeding.

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

COSTS OF START-UP ACTIVITIES

In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs of start-up activities, including organization costs, be expensed as incurred. In addition, the provisions of SOP 98-5 require that the unamortized balance of previously capitalized costs associated with start-up activities be charged to earnings in the period of adoption. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and earlier application is encouraged. HECO and its subsidiaries have not determined when they will adopt SOP 98-5. Management currently believes that the adoption of SOP 98-5 will not have a material effect on consolidated HECO's financial condition, results of operations or liquidity.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and earlier application is encouraged. HECO and its subsidiaries have not determined when they will adopt SFAS No. 133. Management believes, based on consolidated HECO's current level of derivative and hedging activities, that the adoption of SFAS No. 133 will not have a material effect on consolidated HECO's financial condition, results of operations or liquidity.

(6)  SUMMARIZED FINANCIAL INFORMATION
-------------------------------------

Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:

BALANCE SHEET DATA

                                                               HELCO                                   MECO
                                               -------------------------------------    ----------------------------------
                                                     September 30,      December 31,      September 30,       December 31,
(in thousands)                                           1998              1997              1998                1997
--------------------------------------------------------------------------------------------------------------------------
Current assets.................................        $ 26,369          $ 28,631           $ 28,063           $ 31,994
Noncurrent assets..............................         417,764           403,981            383,459            374,766
                                                       --------          --------           --------           --------
                                                       $444,133          $432,612           $411,522           $406,760
                                                       ========          ========           ========           ========

Common stock equity............................        $147,909          $144,761           $153,568           $150,129
Cumulative preferred stock
    Not subject to mandatory redemption........          10,000            10,000              8,000              8,000
    Subject to mandatory redemption............           7,000             7,000              5,385              5,575
Current liabilities............................          59,810            63,500             22,916             24,454
Noncurrent liabilities.........................         219,414           207,351            221,653            218,602
                                                       --------          --------           --------           --------
                                                       $444,133          $432,612           $411,522           $406,760
                                                       ========          ========           ========           ========

INCOME STATEMENT DATA

                                                  HELCO                                              MECO
                           --------------------------------------------------     --------------------------------------------------
                                Three months                Nine months               Three months                 Nine months
                                   ended                       ended                       ended                      ended
                                September 30,              September 30,               September 30,              September 30,
                           -----------------------   ------------------------     ------------------------   -----------------------
(in thousands)               1998          1997        1998           1997           1998          1997        1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Operating
   revenues..........       $39,159       $40,674    $115,536       $120,037       $35,108        $39,133    $103,353       $115,393

Operating
   income............         5,153         5,267      14,523         13,106         5,207          5,150      14,570         13,288

Net income for
   common stock......         4,498         4,315      12,331         10,833         4,196          3,980      11,378          9,828


HECO has not presented separate financial statements and other disclosures concerning MECO and HELCO because management has determined that such information is not material to holders of the junior deferrable debentures issued by MECO and HELCO, respectively, because the debentures have been fully and unconditionally guaranteed by HECO.

(7)  RECONCILIATION OF ELECTRIC UTILITY OPERATING INCOME PER HEI AND HECO
--------------------------------------------------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     ---------------------------------

                                                                        Three months ended             Nine months ended
                                                                          September 30,                  September 30,
                                                                  ---------------------------     ---------------------------
(in thousands)                                                         1998           1997           1998             1997
-----------------------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated activities
 before income taxes (per HEI consolidated statements of income)..   $ 51,266       $ 48,145       $135,525          $127,135
Deduct:
 Income taxes on regulated activities.............................    (16,693)       (15,071)       (42,253)          (38,848)
 Revenues from nonregulated activities............................     (2,316)        (2,041)        (6,879)           (6,552)
Add:
 Expenses from nonregulated activities............................        211            207            479               422
                                                                     --------       --------       --------          --------

Operating income from regulated activities after income taxes
 (per HECO consolidated statements of income).....................   $ 32,468       $ 31,240       $ 86,872          $ 82,157
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

                             RESULTS OF OPERATIONS

HEI CONSOLIDATED
----------------

                                    Three months ended
                                       September 30,
(in thousands, except              --------------------      %                    Primary reason(s) for
per share amounts)                   1998        1997      change                  significant change*
---------------------------------------------------------------------------------------------------------------------
Revenues........................   $377,318    $370,454      2       Increase for the savings bank segment, partly
                                                                     offset by decreases for the electric utility
                                                                     and "other" segments

Operating income................     62,299      61,064      2       Increases for the electric utility and savings
                                                                     bank segments, partly offset by a decrease for
                                                                     the "other" segment

Net income (loss)
   Continuing operations........   $ 27,779    $ 27,441      1       Higher operating income and AFUDC and lower
                                                                     income taxes (impact of the formation of ASB
                                                                     Realty Corporation), partly offset by higher
                                                                     interest expense primarily due to higher
                                                                     average borrowings partly used to finance the
                                                                     infusion of capital into the savings bank for
                                                                     the acquisition of most of BoA's Hawaii
                                                                     operations

   Discontinued operations......     (8,693)     (3,303)    NM       Discontinued operations of real estate
                                                                     subsidiary, partly offset by a settlement
                                                                     received from director and officer liability
                                                                     insurance carriers
                                -----------------------
                                   $ 19,086    $ 24,138    (21)
                                =======================
Basic earnings (loss) per
   common share
  Continuing operations.........   $   0.87    $   0.87     --       See explanation for "net income
                                                                     (loss)-continuing operations," partly offset by
                                                                     an increase in shares outstanding

   Discontinued operations......      (0.27)      (0.10)    NM       See explanation for "net income
                                                                     (loss)-discontinued operations"
                                -----------------------
                                   $   0.60    $   0.77    (22)
                                =======================
Weighted average number of
 common shares outstanding......
                                     32,010      31,528     2        Issuances under the Dividend Reinvestment and
                                                                     Stock Purchase Plan and other plans***

                                     Nine months ended
                                       September 30,
(in thousands, except              --------------------        %                    Primary reason(s) for
per share amounts)                   1998        1997        change                  significant change*
-------------------------------------------------------------------------------------------------------------------------

Revenues........................   $1,112,841    $1,085,242     3        Increase for the savings bank segment, partly
                                                                         offset by a decrease for the electric utility
                                                                         segment

Operating income................      172,874       161,185     7        Increases for the electric utility and savings
                                                                         bank segments, partly offset by a decrease for
                                                                         the "other" segment

Net income (loss)
   Continuing operations........   $   73,519    $   68,026     8        Higher operating income and AFUDC and lower
                                                                         income taxes**, partly offset by higher
                                                                         interest expense primarily due to higher
                                                                         average borrowings partly used to finance the
                                                                         infusion of capital into the savings bank for
                                                                         the acquisition of most of BoA's Hawaii
                                                                         operations

   Discontinued operations......       (9,817)       (4,430)   NM        Discontinued operations of real estate
                                                                         subsidiary, partly offset by a settlement
                                                                         received from director and officer liability
                                                                         insurance carriers
                                ---------------------------
                                   $   63,702    $   63,596    --
                                ===========================
Basic earnings (loss) per
   common share
  Continuing operations.........   $     2.30    $     2.18     6        See explanation for "net income
                                                                         (loss)-continuing operations," partly offset by
                                                                         an increase in shares outstanding

   Discontinued operations......        (0.31)        (0.14)   NM        See explanation for "net income
                                                                         (loss)-discontinued operations"
                                ---------------------------
                                   $     1.99    $     2.04    (2)
                                ===========================
Weighted average number of
 common shares outstanding......
                                       31,992        31,244      2       Issuances under the Dividend Reinvestment and
                                                                         Stock Purchase Plan and other plans***

NM  Not meaningful.

*   Also see segment discussions which follow.

** Income taxes decreased primarily due to the favorable resolution of HEI's prior years' tax audit issues (with respect to which HEI had established a reserve) and the impact of the formation of ASB Realty Corporation (see savings bank segment discussion which follows).

*** In March 1998, HEI began purchasing its common shares in the open market, rather than issuing additional shares, to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan and the Hawaiian Electric Industries Retirement Savings Plan.

Following is a general discussion of the results of operations by business segment.

ELECTRIC UTILITY
----------------

                                  Three months ended
                                    September 30,
(in thousands, except per       --------------------          %                  Primary reason(s) for
barrel amounts)                  1998          1997         change                significant change
-------------------------------------------------------------------------------------------------------------

Revenues..................      $259,684      $282,234           (8)   Lower fuel prices, the effects of
                                                                       which are passed on to ratepayers
                                                                       ($19 million), and a 2.1% decrease in
                                                                       KWH sales ($3 million)
Expenses
 Fuel oil.................        48,554        61,733          (21)   Lower fuel oil prices and better
                                                                       generating unit efficiency, partly
                                                                       offset by higher KWHs generated

 Purchased power..........        69,148        75,238           (8)   Lower fuel prices and fewer KWHs
                                                                       purchased

 Other....................        90,716        97,118           (7)   Lower other operation and maintenance
                                                                       expenses and lower revenue taxes

Operating income..........        51,266        48,145            6    Lower revenues more than offset by
                                                                       lower expenses

Net income................        24,976        22,475           11    Higher operating income and higher
                                                                       allowance for funds used during
                                                                       construction
Kilowatthour sales
  (millions)..............         2,323         2,371           (2)

Fuel oil price per barrel.        $17.79        $22.88          (22)

                                   Nine months ended
                                     September 30,
(in thousands, except per       -----------------------        %                  Primary reason(s) for
barrel amounts)                   1998          1997         change                significant change
-------------------------------------------------------------------------------------------------------------
Revenues..................      $762,494      $831,314         (8)     Lower fuel prices, the effects of
                                                                       which are passed on to ratepayers
                                                                       ($60 million), and a 1.5% decrease in
                                                                       KWH sales ($11 million)
Expenses
 Fuel oil.................       149,734       196,065        (24)     Lower fuel oil prices, better
                                                                       generating unit efficiency and fewer
                                                                       KWHs generated

 Purchased power..........       204,822       218,462         (6)     Lower fuel prices and fewer KWHs
                                                                       purchased

 Other....................       272,413       289,652         (6)     Lower other operation and maintenance
                                                                       expenses and lower revenue taxes

Operating income..........       135,525       127,135          7      Lower revenues more than offset by
                                                                       lower expenses

Net income................        62,927        57,754          9      Higher operating income and higher
                                                                       allowance for funds used during
                                                                       construction, partly offset by higher
                                                                       preferred securities distributions

Kilowatthour sales
  (millions)..............         6,601         6,704         (2)

Fuel oil price per barrel.        $19.77        $25.54        (23)

Despite lower kilowatthour (KWH) sales, electric utility operating income increased 6% and 7% during the third quarter and first nine months of 1998, respectively, compared to the same periods in 1997, as a result of lower expenses, partly resulting from cost containment efforts. Lower other operation and maintenance expenses (reflecting fewer unit overhauls and lower labor related expenses) contributed to the increases in operating income. Electric utility net income increased 11% and 9% during the third quarter and first nine months of 1998, respectively, compared to the same periods in 1997 as a result of the higher operating income and higher allowance for funds used during construction. The increase in electric utility net income for the nine months ended September 30, 1998 was partly offset by higher preferred securities distributions due to the issuance of the HECO-obligated preferred securities of HECO Capital Trust I in March 1997.

KWH sales for the third quarter and nine months of 1998 were down 2.1% and 1.5%, respectively, from the same periods of 1997 primarily due to the slow Hawaii economy and cooler weather. For the first eight months of 1998, visitor arrivals in Hawaii were 1% lower than for the same period in 1997. In addition, cooler temperatures on Oahu resulted in lower residential and commercial air conditioning usage. In light of current economic conditions, the electric utilities have revised their five-year (1998-2002) sales forecast downward. The forecasted five-year average annual compounded growth rate has been lowered to 0.3% from 1.0%. HECO and its subsidiaries expect KWH sales to decline by 1.4% in 1998 and 0.7% in 1999, and to pick up thereafter, assuming Hawaii's economy improves.

COMPETITION

The electric utility industry is becoming increasingly competitive as a result of various factors including pricing, service reliability, new technologies and government actions. Competition in the generation sector in Hawaii is moderated, however, by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities.

Independent power producers (IPPs) are well established in Hawaii and continue to actively pursue new projects. Customer self-generation, with or without co-generation, has made inroads in Hawaii and is a continuing competitive factor. HECO has been able to compete successfully in this environment by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as the heat pump water heater.

Legislation has been introduced in Congress that would restructure the electric utility industry with a view toward increasing competition by, for example, requiring retail wheeling and allowing customers to choose their generation supplier. Some of the bills would exempt Alaska and Hawaii, which have no interstate electric transmission lines. Also, the Department of Energy's proposed "Comprehensive Electricity Competition Act", submitted to Congress in June 1998, includes a provision that would permit states to "opt out" of the proposed retail competition deadline of not later than January 1, 2003.

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. Similar proceedings have occurred in other jurisdictions. In its order, the PUC recognized that Hawaii's stand-alone island energy systems are different from the interconnected systems of the contiguous states, but also recognized the need to determine how to respond in Hawaii to changes occurring in the industry. The PUC set forth a preliminary enumeration of the issues, including feasible forms of competition, the regulatory compact, public interest benefits, long-term integrated resource planning, appropriate treatment of potential stranded costs, and the identification of the objectives and the establishment of a time frame for the introduction of competition in the electric industry. There are 19 parties in the proceeding including the Consumer Advocate of the State of Hawaii, HECO, HELCO and MECO (which presented a joint position), Citizens Utilities (which serves the island of Kauai), the Department of Business, Economic Development, and Tourism of the State of Hawaii (DBEDT), the Counties of Maui, Hawaii and Kauai, the Department of Defense (the DOD, HECO's largest customer), various IPPs and others. The PUC initiated a collaborative process to "compile information, create a discussion forum, and narrow the issues on the complexities of restructuring the electric industry in response to emerging competition." Following a number of meetings, and the submission and presentation to the collaborative group of preliminary statements of positions, the parties individually submitted final statements of positions (SOPs), which were compiled and sent to the PUC in October 1998.

HECO's position is that retail competition is not feasible in Hawaii. The conditions making electric industry restructuring feasible in a number of states generally are not present in Hawaii. None of the island electric systems are interconnected and one electric utility physically can supply electricity to a particular island. In addition, (1) the island electricity markets are relatively small, and economies of scale and scope would be lost if the existing utilities were required to divest their generating or customer services functions, (2) there are barriers to entry by new generation suppliers, including the difficulty and time required to acquire and permit power plant sites in Hawaii, and the lack of access to low cost natural gas in Hawaii, and
(3) transaction volume would not be sufficiently large to support the additional costs incurred to implement a competitive framework (such as the cost of an independent system operator) and the recovery of any stranded costs incurred by the utilities.

If each individual generating station and purchased power contracts were "divested" to separate entities, HECO's market concentration analysis indicates that the electricity market would still be too concentrated to permit workable retail competition with respect to the generation of electricity. Market concentration analyses done for the CA and the DOD support HECO's position. However, based on its consultant's preliminary assessment of the extent to which market power would influence deregulated market prices in the Oahu market (with each existing generating plant and IPP facility assumed to compete as an individual supplier, and without regard to potential market constraints), DBEDT concluded that "competition appears feasible for Oahu's generation market."

In lieu of restructuring Hawaii's electric utility industry to permit retail generation and/or customer services competition, HECO proposes to achieve some of the benefits of competition through proposals for (1) competitive bidding for new generation, (2) performance based ratemaking (which would include an index-based price cap, an earnings sharing mechanism, and a benchmark incentive plan) and (3) innovative pricing provisions (including rate restructuring, expanded time-of-use rates, customer migration rates such as standby charges, flexible pricing to encourage economic development and to compete with customer generation options, new service options and two-part rates incorporating real-time pricing). HECO suggests in its statement of position that these proposals be implemented through applications for PUC approval in a series of separate proceedings to be initiated by HECO in 1999 and 2000.

While the other parties' SOPs generally support competitive bidding for new generation, there is no consensus as to whether or as to the extent Hawaii's electricity markets should be restructured to introduce further competition. For example, the Consumer Advocate agrees that full scale retail generation competition is not now feasible in Hawaii, but proposes immediate rate unbundling and customer education, followed by rulemaking proceedings (1) to open transmission and distribution access on a limited basis (such as when new generation is needed) and determine the degree of any stranded cost recovery through nonbypassable access charges, (2) to permit conservation and energy management services to be provided to retail customers on a competitive basis, and (3) to implement competition for other customer services (metering and billing), as determined to be appropriate. The DOD also recognizes that retail generation competition is not now feasible, and proposes rate unbundling, the establishment of cost-based rates, the offering of additional rate options, performance based ratemaking, and investigation of the unbundling and separate pricing of customer services. DBEDT proposes (1) rate unbundling, (2) competition for customer services and energy efficiency services, and (3) if additional analysis by the PUC confirms the feasibility of retail generation competition on Oahu, open T&D access for generators, divestiture of generation and customer service functions by utilities, and formation of independent system operators (all targeted to 2002).

The PUC will determine what procedural steps, if any, will follow the submittal of the parties' SOPs. No timetable has been set for such a determination. It is also possible that parties may seek legislative action on their proposals.

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

In June 1998, PUC Chairman Yukio Naito resigned effective July 31, 1998 after serving on the PUC since 1988. On July 29, 1998, Governor Benjamin Cayetano named Dr. Gregory Pai as Mr. Naito's replacement on the PUC effective August 1, 1998 and named Mr. Dennis Yamada as Chairman. Mr. Yamada has served on the PUC since July 1994 and has recently been confirmed for a six year term ending June 30, 2004. Dr. Pai's nomination is subject to Senate approval. The third commissioner, Ms. Rae Loui, has served on the PUC since January 1998.

RECENT RATE REQUESTS

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability.

Hawaii Electric Light Company, Inc.
-----------------------------------

In March 1998, HELCO filed a request to increase rates 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% return on average common equity (ROACE), primarily to recover costs relating to two power generation projects--an agreement to buy power from Encogen's 60megawatt (MW) plant in Hamakua and the cost of adding generating units at HELCO's Keahole power plant. The Encogen agreement has been submitted to the PUC for approval. Under HELCO's request, the portion of the rate increase related to Encogen's generators would not go into effect until the facilities are completed and providing electricity to HELCO.

Maui Electric Company, Limited
------------------------------

In May 1996, MECO filed a request to increase rates 13%, or $18.9 million in annual revenues, based on a 1997 test year and a 12.9% ROACE, primarily to recover the costs related to the anticipated 1997 addition of new generating unit M17. In November 1996, MECO filed a motion with the PUC to approve a stipulation between MECO and the Consumer Advocate which would provide MECO with an increase in annual revenues of $1.5 million, based on an 11.65% ROACE. In May 1997, the stipulated increase was revised to $1.3 million after considering the final decision in the 1996 test year case. The primary reason for the stipulation was a delay in the expected in-service date for MECO's generating unit M17 until late 1998 because of delays in obtaining the necessary Prevention of Significant Deterioration/Covered Source (PSD) permit from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency
(EPA). In December 1997, MECO received a final D&O authorizing no additional increase in annual revenues, based on an 11.12% ROACE.

In January 1998, MECO received a PSD permit for generating unit M17 and filed a request to increase rates by 15.3%, or $22.4 million in annual revenues, based on a 12.75% ROACE and a 1999 test year, primarily to recover the costs related to the anticipated addition of unit M17 in late 1998. To expedite the rate case proceedings, in October 1998, MECO and the Consumer Advocate negotiated a compromise agreement which, if accepted by the PUC, will resolve most of the issues raised by the Consumer Advocate. The agreement provides for a $3.4 million reduction in the costs accumulated as of September 30, 1998 for the construction of M17. The $3.4 million reduction in M17 costs will result in a charge to expenses which will reduce MECO's net income by $3.0 million in the fourth quarter of 1998 (regardless of whether the PUC accepts the compromise agreement). Total estimated costs for the construction of M17 expected to be included in MECO's rate base amount to $56.4 million. The M17 construction project will be segregated into sub-projects, thereby allowing for more frequent additions to plant in service and a reduced level of allowance for funds used during construction.

MECO's final position in the case (which incorporates the compromise agreement between MECO and the Consumer Advocate) is a requested increase of $16.4 million in annual revenues, or 11.9%, based on a 12.75% ROACE. The remaining significant issue to be resolved relates to the ROACE to be used in determining MECO's cost of capital. The midpoint of the ROACE range recommended by the Consumer Advocate was 10.5%. Evidentiary hearings on MECO's rate increase request, which were limited to the issue of the appropriate ROACE, were held on October 27, 1998.

CONTINGENCIES

See note (4) in HECO's "Notes to consolidated financial statements."

SAVINGS BANK
------------

                                   Three months ended
                                     September 30,
                               -----------------------     %                   Primary reason(s) for
(dollars in thousands)              1998        1997     change                  significant change
------------------------------------------------------------------------------------------------------------------

Revenues.......................   $103,229    $71,625      44     Higher interest income as a result of the
                                                                  higher average interest-earning assets balance
                                                                  due to the acquisition of most of the Hawaii
                                                                  operations of BoA, partly offset by the lower
                                                                  weighted average yields on these assets

Operating income...............     13,398     11,847      13     Higher net interest income and other income due
                                                                  to the BoA acquisition, partly offset by an
                                                                  increase in operating expenses as a result of
                                                                  the BoA acquisition and a higher provision for
                                                                  loan losses

Net income.....................      7,904      7,040      12     Higher operating income and lower income taxes,
                                                                  partly offset by preferred stock dividends

Interest rate spread...........       2.99%      2.90%      3     36 basis points decrease in the weighted
                                                                  average rate on interest-bearing liabilities,
                                                                  partly offset by 27 basis points decrease in
                                                                  the weighted average yield on interest-earning
                                                                  assets

                                  Nine months ended
                                    September 30,
                              ------------------------         %                 Primary reason(s) for
(dollars in thousands)           1998           1997         change               significant change
--------------------------------------------------------------------------------------------------------------

Revenues..................      $306,324       $210,211        46       See explanation above

Operating income..........        42,079         36,368        16       See explanation above

Net income................        23,616         21,311        11       See explanation above

Interest rate spread......          3.10%          2.96%        5       33 basis points decrease in the
                                                                        weighted average rate on
                                                                        interest-bearing liabilities, partly
                                                                        offset by a 19 basis points decrease
                                                                        in the weighted average yield on
                                                                        interest-earning assets

ASB's revenues, operating income and net income for the third quarter and first nine months of 1998 reflect the results of the acquired BoA Hawaii operations. Partly offsetting the higher results compared to the first nine months of 1997 were increased consulting expenditures to consolidate and streamline operations and an increase in ASB's loan loss provision. Hawaii's weak economy, including the effects of increased delinquencies, and the relatively flat yield curve has reduced some of the earnings increase expected from the acquired BoA Hawaii operations.

ASB's interest rate spread--the difference between the weighted average yield on interest-earning assets and the weighted average rate on interest-bearing liabilities--increased 3% and 5% for the third quarter and first nine months of 1998 compared to same periods in 1997. Comparing the first nine months of 1998 to the same period in 1997, the decrease in the weighted average rate on interest-bearing liabilities was greater than the decrease in the weighted average yield on interest-earning assets. In October 1998, ASB lowered the rates paid on passbook and savings accounts by 50 basis points and on checking accounts by 25 basis points.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. In December 1997, ASB was able to grow significantly through the assumption of $1.7 billion of BoA's Hawaii deposits. ASB experienced an outflow of deposits of $180 million in the first nine months of 1998, partly offset by $95 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and mortgage-backed securities, and other sources. In recent years, advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase have become more significant sources of funds as the demand for deposits decreased due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's interest rate spread and net interest income.

In the slow Hawaii economy, ASB has experienced an increase in nonaccrual loans and loan loss reserves. During the first nine months of 1998, ASB added $9.5 million to its allowance for loan losses--95% more than the additions made in the same period last year. As of September 30, 1998, ASB's allowance for loan losses was 1.18% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated.



                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                          -----------------------------
(in thousands)                                                                               1998               1997
-----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of period......................................         $29,950            $19,205
Additions to provisions for losses..................................................           9,473              4,860
Allowance for losses on loans returned to BoA.......................................            (107)                 -
Net charge-offs.....................................................................          (2,719)            (1,432)
                                                                                             -------            -------
Allowance for loan losses, end of period............................................         $36,597            $22,633
                                                                                             =======            =======

On March 27, 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation (ASBR). ASBR elects to be taxed as a real estate investment trust
(REIT). ASBR's objective is to acquire, hold, finance and manage qualifying REIT assets. For the third quarter of 1998, in spite of a 13% increase in operating income, ASB and subsidiaries' income taxes were $0.7 million lower than the same period in 1997.

OTHER
-----

                                 Three months ended
                                   September 30,
                              --------------------------      %                   Primary reason(s) for
(in thousands)                   1998          1997         change                 significant change
----------------------------------------------------------------------------------------------------------------
Revenues..................       $14,405        $16,595      (13)       HEIIC's higher investment gains in
                                                                        prior year, partly offset by HEIPC's
                                                                        higher Guam revenues and freight
                                                                        transportation subsidiaries' higher
                                                                        general freight revenues in 1998

Operating loss............        (2,365)         1,072       NM        HEIIC's higher investment gains in
                                                                        prior year and, in 1998, HEIPC's higher
                                                                        business development expenses, partly
                                                                        offset by higher freight transportation
                                                                        operating income (see below)

                                  Nine months ended
                                    September 30,
                            -----------------------------      %                  Primary reason(s) for
(in thousands)                   1998           1997         change                significant change
----------------------------------------------------------------------------------------------------------------
Revenues..................       $44,023        $43,717        1        HEIPC's higher Guam revenues and
                                                                        freight transportation subsidiaries'
                                                                        higher general freight revenues, partly
                                                                        offset by HEIIC's higher investment
                                                                        gains in prior year

Operating loss............        (4,730)        (2,318)      NM        HEIIC's higher investment gains in
                                                                        prior year and, in 1998, HEIPC's higher
                                                                        business development expenses, partly
                                                                        offset by higher freight transportation
                                                                        operating income (see below)

NM  Not meaningful.

The "other" business segment includes results of operations from Hawaiian Tug & Barge Corp. (HTB) and its subsidiary, Young Brothers, Limited (YB), maritime freight transportation companies; HEI Investment Corp. (HEIIC), a company primarily holding investments in leveraged leases; HEI Power Corp. (HEIPC) and its subsidiaries, companies formed to pursue independent power and integrated energy services projects in Asia and the Pacific; Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliate; HEI District Cooling, Inc., a company formed to develop, build, own, operate and/or maintain, either directly or indirectly, central chilled water, cooling system facilities, and other energy related products and services for commercial and residential buildings; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., companies formed primarily for the purpose of effecting the issuance of 8.36% Trust Originated Preferred Securities; HEI and HEI Diversified, Inc. (HEIDI), holding companies; and eliminations of intercompany transactions. Subsequent to September 30, 1998, ProVision Technologies, Inc. was formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim.

FREIGHT TRANSPORTATION

The freight transportation subsidiaries recorded operating income of $1.0 million and $3.2 million in the third quarter and first nine months of 1998, respectively, compared with $0.6 million and $1.4 million in the same periods of 1997. The higher operating incomes for 1998 are due to higher general freight revenues and lower operating expenses, resulting from lower labor related expenses and a PUC approved sailing schedule modification. The freight transportation subsidiaries, however, continue to be negatively impacted by the slow economic activity on Oahu's neighbor islands and the slow construction industry in Hawaii.

In March 1997, YB filed a request with the PUC for a general rate increase of 8.2%. In September 1997, the PUC approved YB's request for a modification in its sailing schedule that resulted in a reduction in YB's requested rate increase from 8.2% to 5.7%. In October 1997, YB received a final D&O authorizing a 4.7%, or $1.7 million increase in annual revenues, based on a 14.1% ROACE.

OTHER

HEIPC was formed in 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific. HEIPC's consolidated operating losses were $1.0 million and $2.6 million in the third quarter and first nine months of 1998, respectively, compared with $0.5 million and $1.6 million in the same periods of 1997. The increases in 1998 operating losses were due to increased business development expenses, partly offset by operating income from the energy conversion agreement described below.

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

In September 1998, HEIPC (through a wholly owned subsidiary's 80% ownership of a Mauritius Company) acquired an effective 60% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 206-megawatt (net) coal-fired power plant to be located inside Baotou Iron & Steel Company's (BaoSteel's) complex in Inner Mongolia, People's Republic of China (PRC). BaoSteel, a state-owned enterprise and the fifth largest steel company in China, is a 25% partner in the joint venture and will purchase all the electricity generated. Ownership of the plant will be transferred, without charge, to BaoSteel in approximately 20 years. BaoSteel's current demand of 400 MWs is expected to exceed 700 MWs by the year 2000, following a major plant expansion. Construction has commenced and the units are expected to be online by the end of 2000. The total project cost is estimated at $115 million. HEIPC has committed to invest up to $100 million; however, contractor financing through the construction period and limited recourse project financing may be available, which would reduce the amount of equity to be invested.

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

HEIPC has committed to invest up to $115 million in connection with existing projects. HEIPC is pursuing additional international projects, which are subject to approval of the HEIPC and HEI Boards of Directors.

CONTINGENCIES
-------------

See note (7) in HEI's "Notes to consolidated financial statements" for a discussion of environmental regulation.

FUTURE ENVIRONMENTAL REGULATION
-------------------------------

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

YEAR 2000 ISSUE
---------------

HEI consolidated

HEI and its subsidiaries are aware of the Year 2000 date issues associated with the practice of encoding only the last two digits of four digit years in computer equipment, software and devices with imbedded technology. Year 2000 date issues, if not properly addressed, may result in computer errors that could cause a disruption of business operations. Further, the Company could be adversely impacted by Year 2000 date issues if suppliers, customers and other related businesses do not address the issues successfully. HEI and subsidiary management have developed Year 2000 programs and have teams in place that are actively assessing, renovating, validating and implementing Year 2000 ready systems. All significant computer-based systems are being included in the inventory and assessment process. Priority is being given to systems that are considered mission or business critical. The Company's mainframe computer and operating systems software, which serves HEI's operating subsidiaries, have been upgraded to Year 2000 ready versions, subject to testing targeted to be completed by June 1999. HEI and each business unit have appointed a Year 2000 project manager who provides periodic reporting to their respective senior management and board of directors. An oversight and reporting role has been established at the HEI corporate level.

Both the electric utility and the savings bank segments are subject to external oversight by their respective regulators. Although substantial effort is being devoted to the Year 2000 issue, no absolute assurance can be given that HEI and its subsidiaries will successfully avoid all problems that may arise. Further, no absolute assurance can be given that the Year 2000 problems of other entities will not have a material adverse impact on HEI and its subsidiaries' systems or results of operations.

Costs.  Management believes that the cost to remediate its systems to become
------
Year 2000 ready will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. The total cost of initiatives undertaken primarily for Year 2000 remediation is estimated at $9 million, of which an immaterial amount has been incurred through September 30, 1998. The cost to remediate systems and the target dates provided represent management's best estimates at this time. These estimates are based on information provided by various work units within the Company and external parties such as vendors and business partners. Numerous assumptions have been made regarding future dates, including the continued availability of internal and external resources, third party remediation plans and the successful testing of mission critical systems.

ELECTRIC UTILITY

State of readiness.  HECO and its subsidiaries have identified information
-------------------
technology (IT) and non-IT systems which will require Year 2000 remediation work. HECO has prioritized these systems by importance, business risk and Year 2000 exposure, allocating resources accordingly. Remediation work for each of the systems includes an assessment phase, a renovation and validation phase and an implementation phase. Overall, it is roughly estimated that 95% of the assessment phase for HECO and its subsidiaries' systems and 15% of the renovation and validation phase have been completed as of September 30, 1998, with lesser amounts of work completed on the implementation phase. The scheduled completion date for each system is before the date it is expected to encounter any Year 2000 impact. In December 1998, HECO and its subsidiaries will be replacing the majority of their business-critical applications with an integrated application suite that is represented to be Year 2000 ready. The installation of integrated application suites has both simplified and lowered the cost of Year 2000 remediation efforts. HECO and its subsidiaries have identified third parties with whom they have significant relationships and are corresponding with these vendors and service providers to determine their readiness. Letters have been sent to 272 vendors and 72% have responded to the inquiry. HECO and its subsidiaries continue to work with these third parties to ensure they understand their responsibilities to HECO and its subsidiaries and other business partners in the Year 2000 remediation process. Significant third parties include fuel suppliers, independent power producers, financial institutions and large customers. HECO has formed an Oahu Power Partners Year 2000 Group to provide a forum to share information among HECO, independent power producers and fuel suppliers. HECO is contracting with two of its major vendors of power plant equipment for their services in assessing, remediating and testing their installed control systems.

Costs. HECO management believes that the cost to remediate its systems to become
------
Year 2000 ready will not have a material adverse effect on consolidated HECO's financial condition, results of operations or liquidity. The total cost of initiatives undertaken primarily for Year 2000 remediation is estimated at $2 million, of which an immaterial amount has been incurred through September 30, 1998.

Risks.  The Year 2000 remediation effort addresses two distinct areas of
------
risk--(1) electric systems, which deliver power to customers, and (2) business systems, which handle data processing, including the exchange of data with suppliers, vendors and customers. The worst case consequences if HECO is not Year 2000 ready could include temporary disruptions of the electric supply and critical business processes. Importantly, neither the generation nor distribution systems are fully dependent on automated control systems. Because HECO and its subsidiaries have the capability to manually control the generation and dispatching of power and have some degree of diversity and redundancy in their systems, HECO believes the most reasonably likely worst case scenario would be brief, localized power outages and billing, collection and/or reporting errors or delays. HECO and its subsidiaries continue to identify and address the numerous scenarios which may result from not becoming Year 2000 ready. However, no absolute assurance can be given that HECO and its subsidiaries will successfully identify and avoid all problems that may arise from the Year 2000 issue.

Contingency plans.  Contingency plans in the event of a Year 2000 problem are
------------------
being developed for HECO and its subsidiaries. HECO and its subsidiaries are accustomed to being self-sufficient because they have no interconnected power grids. HECO and its subsidiaries will have personnel on standby at midnight on December 31, 1999 and on other critical dates in 1999 and 2000, as deemed necessary. Work crews would be able to manually operate equipment, making a prolonged power outage or rolling blackouts unlikely.

SAVINGS BANK

State of readiness.  ASB and its subsidiaries follow guidelines provided by the
------------------
Office of Thrift Supervision (OTS). All savings banks use these same guidelines. The guideline requires ASB to first renovate its mission critical systems. ASB, in its assessment, identified IT and non-IT mission critical systems which will require Year 2000 remediation work. IT systems include outsourced and in-house main frame systems and applications, licensed vendor applications, ATMs, desktop applications and high speed check sorting. ASB has prioritized these systems by importance, business risk, and Year 2000 exposure, allocating resources accordingly.

The OTS guideline uses a five-phase approach to Year 2000 remediation. Remediation work for each of the systems includes an awareness phase, assessment phase, renovation phase, validation phase and an implementation phase. As of September 30, 1998, the assessment of ASB's in-house mission critical systems has been completed. The renovation phase is approximately 84% complete. Validation (14% complete) and implementation (5% complete) are the focal points for ASB's remaining Year 2000 effort. ASB expects to substantially complete its internal mission critical testing by yearend 1998. Testing with business partners, service providers and vendors is expected to occur during the first quarter of 1999. ASB is targeting to implement all renovated mission critical systems by June of 1999.

ASB and its subsidiaries also identified third parties with whom they have material relationships and continue to work with these third parties to ensure they understand their responsibilities to ASB, its subsidiaries and other business partners in the Year 2000 remediation process. Significant third parties include software-hardware systems providers, large customers and a service bureau. ASB has implemented a Customer Impact Program that monitors the activities of its large business and deposit customers. ASB monitors its service and supply vendors for Year 2000 compliance and 134 of 315 vendors have responded that they are compliant or are making efforts to be compliant by January 1, 2000. Year 2000 project coordinators are aware that adequate time must be factored into the planning to allow movement to an alternative service provider or suppliers. Project coordinators have been advised that a decision to continue doing business with current suppliers and vendors should be reached by June 30, 1999.

Costs.  The total cost of initiatives undertaken primarily for Year 2000
-----
remediation is estimated at $6 million, of which an immaterial amount has been incurred through September 30, 1998. It is expected that approximately
$3 million of the remediation costs will be incurred and expensed in the fourth quarter of 1998.

Risks.  The Year 2000 remediation effort addresses various areas of risk,
-----
primarily in ASB's business systems, including in-house applications, vendor applications, service bureau applications and electronic banking. ASB believes that the most likely worst case scenario would be a localized disruption of customer services. ASB believes off-line processing at any branch site is feasible for up to five working days. ASB and its subsidiaries continue to identify and address the numerous scenarios, which may result from not becoming Year 2000 ready. However, no absolute assurance can be given that ASB and its subsidiaries will successfully identify and avoid all problems that may arise from the Year 2000 issue.

Contingency plans.  ASB's contingency plans provide a global view of the steps
-----------------
that ASB could take if entire systems or partial systems were lost due to Year 2000 events. ASB has engaged a consultant to assist in developing detailed contingency plans for mission critical systems by yearend 1998. ASB will use these contingency plans to develop similar detailed plans for other ASB departments. ASB's contingency plans include implementing off-line or manual procedures, implementing stand-in programs and activating the disaster recovery plan and relocating certain operations to the recovery site. ASB will backup critical reports and files prior to yearend 1999. Further, ASB and its subsidiaries will have personnel on standby at midnight on December 31, 1999 and on other critical dates in 1999 and 2000, as deemed necessary.

ACCOUNTING CHANGES
------------------

See note (6) and note (5) in HEI's and HECO's "Notes to consolidated financial statements," respectively.

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

The consolidated capital structure of HEI was as follows:

(in millions)                                                    September 30, 1998      December 31, 1997
--------------------------------------------------------------------------------------------------------------
Short-term borrowings..................................          $  181          8%      $  285          14%
Long-term debt.........................................             921         43          795          37
HEI- and HECO-obligated preferred
   securities of trust subsidiaries....................             150          7          150           7
Preferred stock of electric utility subsidiaries.......              81          4           84           4
Common stock equity....................................             823         38          815          38
                                                                 ------        ---       ------         ---
                                                                 $2,156        100%      $2,129         100%
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

On May 29, 1998, Standard & Poor's changed its outlook for HEI, HECO, HELCO and MECO securities from positive to stable, citing continuing weakness in Hawaii's economy as the reason for this change.

For the first nine months of 1998, net cash provided by operating activities was $156 million. Net cash used in investing activities was $256 million, largely due to ASB's origination of loans and purchase of investment securities, net of repayments, and consolidated HECO's capital expenditures, partly offset by cash received from BoA for loans returned after the acquisition (in accordance with the provisions of the Purchase and Assumption Agreement). Net cash provided by financing activities was $109 million as a result of several factors, including net increases in securities sold under agreements to repurchase, long-term debt and advances from FHLB, partly offset by net decreases in short-term borrowings and deposit liabilities, and the payment of common stock dividends and preferred securities distributions.

HEI estimates its consolidated requirements for funds for 1998 through 2002, including net capital expenditures (which exclude the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase) and sinking fund requirements, to total $1.1 billion. Of this amount, approximately $0.8 billion is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI estimates that its consolidated internal sources, after the payment of HEI dividends, will provide approximately 53% of the consolidated requirements, with debt financing providing the remaining requirements. The increase in consolidated requirements and the decrease in the percentage of internally generated funds are due in part to the investment in the Baotou Tianjiao Power Co., Ltd. joint venture and higher capital expenditures of the electric utilities. Additional debt and equity financing may be required to fund activities not included in the 1998-2002 forecast, such as the development of additional power projects in the Asia Pacific region, or to fund changes in requirements, such as increases in the amount of or acceleration of capital expenditures of the electric utilities.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

ELECTRIC UTILITY

HECO's consolidated capital structure was as follows:


(in millions)                                     September 30, 1998    December 31, 1997
------------------------------------------------------------------------------------------
Short-term borrowings from
 nonaffiliates and affiliate.........             $   96         6%      $   96        6%

Long-term debt.......................                643        39          628       39
HECO-obligated preferred securities                              3
 of trust subsidiary.................                 50                     50        3

Preferred stock......................                 81         5           84        5
Common stock equity..................                789        47          769       47
                                                  ------       ---       ------      ---
                                                  $1,659       100%      $1,627      100%
                                                  ======       ===       ======      ===

Operating activities provided $132 million in net cash during the first nine months of 1998. Investing activities used net cash of $91 million, primarily for capital expenditures. Financing activities used net cash of $38 million, including $49 million for the payment of common and preferred dividends and preferred securities distributions and $3 million for preferred stock redemptions, partially offset by the $15 million net increase in long-term debt.

The electric utilities estimate their consolidated requirements for funds for 1998 through 2002, including net capital expenditures, long-term debt retirements and sinking fund requirements, will total $706 million. HECO estimates that its consolidated internal sources, after the payment of common stock and preferred stock dividends, will provide approximately 70% of the consolidated requirements, with debt and equity financing providing the remaining requirements. As of September 30, 1998, approximately $39 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds on behalf of HECO, MECO and HELCO remain undrawn. Also as of September 30, 1998, an additional $88 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance by the Department of Budget and Finance of the State of Hawaii on behalf of HECO and MECO prior to the end of 1999 and an additional $100 million of revenue bonds were authorized for issuance on behalf of HECO and HELCO prior to the end of 2003. The PUC must approve issuances of long-term securities by HECO, MECO and HELCO.

Capital expenditures include the costs of projects that are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. The electric utilities estimate that net capital expenditures for the five-year period 1998 through 2002 will total $624 million. Approximately 64% of forecast gross capital expenditures, which include the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction, is for transmission and distribution projects, with the remaining 36% primarily for generation projects.

For 1998, electric utility net capital expenditures are estimated to be $141 million. Gross capital expenditures are estimated to be $173 million, comprised of approximately $120 million for transmission and distribution projects, approximately $30 million for new generation projects and approximately $23 million for general plant and existing generation projects. Drawdowns of proceeds from sales of tax-exempt special purpose revenue bonds and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures.

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

SAVINGS BANK

                                                                September 30,           December 31,               %
(in millions)                                                       1998                   1997                  change
--------------------------------------------------------------------------------------------------------------------------------
Total assets...............................................        $5,684                  $5,548                   2%
Mortgage-backed securities.................................         1,863                   1,865                   -
Loans receivable, net......................................         3,126                   3,036                   3
Deposit liabilities........................................         3,832                   3,917                  (2)
Securities sold under agreements to repurchase.............           535                     375                  43
Advances from Federal Home Loan Bank.......................           823                     736                  12

As of September 30, 1998, ASB was the third largest financial institution in the state based on total assets of $5.7 billion and deposits of $3.8 billion.

For the first nine months of 1998, net cash provided by ASB's operating activities was $22 million. Net cash used in ASB's investing activities was $150 million, due largely to the origination of loans and the purchase of investment securities, partly offset by principal repayments and the cash received from BoA for loans returned to BoA after the acquisition. Net cash provided by financing activities was $143 million largely due to a net increase of $159 million in securities sold under agreements to repurchase and of $87 million in advances from FHLB, partly offset by a net decrease of $85 million in deposit liabilities and by $14 million in common and preferred stock dividends.

Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision, Department of Treasury (OTS). ASB was in compliance with OTS liquidity requirements as of September 30, 1998.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of September 30, 1998, ASB was in compliance with the OTS minimum capital requirements (noted in parentheses) with a tangible capital ratio of 5.2% (1.5%), a core capital ratio of 5.3% (3.0%) and a risk-based capital ratio of 12.7% (8.0%).

FDIC regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 1998, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 5.3% (5.0%), a Tier-1 risk-based ratio of 11.6% (6.0%) and a total risk-based ratio of 12.7% (10.0%).

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

U.S. Treasury yields at September 30, 1998 and December 31, 1997 were as follows:


      (%)             September 30, 1998          December 31, 1997
      ---             ------------------          -----------------
    3 month                  4.35                      5.34
    1 year                   4.39                      5.48
    3 year                   4.38                      5.66
    5 year                   4.22                      5.71
    7 year                   4.37                      5.76
   10 year                   4.41                      5.74
   20 year                   5.16                      6.01
   30 year                   4.97                      5.92

As interest rates (as measured by U.S. Treasury yields) have declined between 85 and 149 basis points from December 31, 1997 to September 30, 1998, management believes there has been a favorable change with respect to the Company's quantitative disclosures of its interest-sensitive assets, liabilities and off-balance sheet items because a larger amount of liabilities than assets are repricing in the short-term.

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

ITEM 5.  OTHER INFORMATION
--------------------------

A.  HECO, MECO and HELCO collective bargaining agreement

In August 1998, HECO, MECO and HELCO employees represented by the International Brotherhood of Electrical Workers (IBEW), AFL-CIO, Local 1260, ratified new agreement provisions covering approximately 67% of the employees of HECO, HELCO and MECO. The new agreements cover a two-year period from November 1, 1998 through October 31, 2000. The main provisions of the agreements include noncompounded wage increases of 1.5% effective May 1, 1999 and 2.0% effective January 1, 2000, and lump sum payments of $350 or $500 per employee following ratification. Benefit provisions include increased employee contributions for medical coverage, limits on employer contributions for postretirement health benefits applicable to current and future employees, and a drug plan in lieu of the dental and vision plans for future retirees when they become eligible for Medicare coverage. Revisions to the pension plan include a new pre-retirement survivor benefit for single employees and a partial lump sum pension benefit option. Both parties also signed an agreement committing the parties to work towards resolving issues in order to succeed in a competitive environment, seeking improvements in efficiency and service, while lowering costs, which will include changes in work practices and rules.

B. MECO air quality compliance

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

By letter dated January 31, 1997, the DOH invited MECO to meet to discuss settlement of open matters. An agreement was reached with the DOH to resolve the NOV issued for X-1 and X-2 operating hours during 1988 and any other air permit violations which may have occurred from November 1, 1989 until November 1, 1996 (including past violations of Maalaea Unit 14 discussed in the previous paragraph). MECO and the DOH executed a final consent order, disposing of the NOV, dated August 10, 1998. In accordance with the order, MECO will pay $100,000 over two years to the Hawaii Nature Center for funding environmental education projects.

C.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES EXCLUDING INTEREST ON ASB DEPOSITS


        Nine months                Years ended December 31,
           ended         --------------------------------------------
    September 30, 1998   1997      1996       1995      1994     1993
    ------------------   ----      ----       ----      ----     ----
           1.90          1.89      1.93       2.02      2.31     2.34
    ==================   ====      ====       ====      ====     ====

  RATIO OF EARNINGS TO FIXED CHARGES INCLUDING INTEREST ON ASB DEPOSITS

        Nine months                 Years ended December 31,
           ended         --------------------------------------------
    September 30, 1998   1997      1996       1995      1994     1993
    ------------------   ----      ----       ----      ----     ----
           1.49          1.58      1.56       1.60      1.73     1.69
    ==================   ====      ====       ====      ====     ====

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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  RATIO OF EARNINGS TO FIXED CHARGES

        Nine months                  Years ended December 31,
           ended          --------------------------------------------
    September 30, 1998    1997      1996       1995      1994     1993
    ------------------    ----      ----       ----      ----     ----
           3.36           3.26      3.58       3.46      3.47     3.25
    ==================    ====      ====       ====      ====     ====

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)  EXHIBITS

HEI                   Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1          Computation of ratio of earnings to fixed charges, nine
                      months ended September 30, 1998 and 1997

HECO                  Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2          Computation of ratio of earnings to fixed charges, nine
                      months ended September 30, 1998 and 1997

HEI                   Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1          Financial Data Schedule
                      September 30, 1998 and nine months ended September 30,
                      1998

HEI                   Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1(a)       Financial Data Schedule
                      September 30, 1997 and nine months ended September 30,
                      1997

HECO                  Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2          Financial Data Schedule
                      September 30, 1998 and nine months ended September 30,
                      1998

HECO                  Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2(a)       Financial Data Schedule
                      September 30, 1997 and nine months ended September 30,
                      1997

HEI                   Tenth Amendment to Trust Agreement, made and entered into
Exhibit 99.1          on August 1, 1998, Between Fidelity Management Trust
                      Company and HEI for the Hawaiian Electric Industries
                      Retirement Savings Plan for incorporation by reference in
                      the Registration Statement on Form S-8 (Regis. No. 333-
                      02103)

(B)   REPORTS ON FORM 8-K

Since June 30, 1998, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated                 Registrant/s   Items reported
---------------------------------------------------------------------------------------------------------
August 3, 1998          HEI          Item 5, HEI's settlement with insurance
                                     carriers

September 3, 1998       HEI          Item 5, News release: Hawaiian Electric
                                     Industries, Inc. subsidiary acquires 60%
                                     interest in power plant in China

September 16, 1998      HEI          Item 5, News release: Hawaiian Electric
                                     Industries, Inc. announces plan to exit
                                     residential real estate business

October 19, 1998        HEI/HECO     Item 5, News release: Hawaiian Electric
                                     Industries, Inc. reports third quarter
                                     earnings. Excerpts from Form S-3
                                     registration statement to be filed by HECO
                                     related to the issuance of trust preferred
                                     securities



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.           HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                              (Registrant)

By  /s/ Robert F. Mougeot                    By  /s/ Paul Oyer
   ----------------------------                 ----------------------------
   Robert F. Mougeot                            Paul A. Oyer
   Financial Vice President and                 Financial Vice President and
     Chief Financial Officer                      Treasurer
   (Principal Financial Officer                 (Principal Financial Officer
     of HEI)                                      of HECO)

Date:  November 5, 1998                      Date: November 5, 1998