Form 10-K405
period 1998-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1999-03-23
CIK 354707, 46207

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Securities registered pursuant to Section 12(b) of the Act:

                                                                                                 Name of each exchange
Registrant                                     Title of each class                               on which registered
----------------------------------             ---------------------------------                 ---------------------
Hawaiian Electric Industries, Inc.             Common Stock,                                     New York Stock Exchange
                                               Without Par Value
Hawaiian Electric Industries, Inc.             Guarantee with respect to                         New York Stock Exchange
                                               8.36% Trust Originated
                                               Preferred Securities(SM)(TOPrS(SM)
Hawaiian Electric Industries, Inc.             Preferred Stock                                   New York Stock Exchange
                                               Purchase Rights
Hawaiian Electric Company, Inc.                Guarantee with respect to 8.05%                   New York Stock Exchange
                                               Cumulative Quarterly Income
                                               Preferred Securities
                                               Series 1997 (QUIPS(SM))
Hawaiian Electric Company, Inc.                Guarantee with respect to 7.30%                   New York Stock Exchange
                                               Cumulative Quarterly Income
                                               Preferred Securities
                                               Series 1998 (QUIPS(SM))

Securities registered pursuant to Section 12(g) of the Act:
Registrant                                                                                 Title of each class
----------------------------------------------------------------------------           --------------------------------------
Hawaiian Electric Industries, Inc.                                                         None
Hawaiian Electric Company, Inc.                                                            Cumulative Preferred Stock

=============================================================================================================================

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                             [X]

================================================================================

================================================================================================================================

                                                          Aggregate market value                   Number of shares of
                                                       of the voting stock held by                   common stock
                                                          nonaffiliates of the                     outstanding of the
                                                             registrants on                          registrants on
                                                             March 12, 1999                          March 12, 1999
                                                  -------------------------------------     ------------------------------------

Hawaiian Electric Industries, Inc.                           $1,140,248,000                               32,176,314
                                                                                                      (Without par value)

Hawaiian Electric Company, Inc.                                    na                                     12,805,843
                                                                                                      ($6 2/3 par value)

=================================================================================================================================



                      DOCUMENTS INCORPORATED BY REFERENCE


                                                                                                      Part of
                                                                                                     Form 10-K
                                                                                                  into which the
                                                                                                    document is
                                  Document                                                         incorporated
----------------------------------------------------------------------------       ------------------------------------------
Portions of Annual Reports to Stockholder(s) of the following registrants for the fiscal year ended December 31, 1998:

  Hawaiian Electric Industries, Inc.........................................                  Parts I, II, III and IV

  Hawaiian Electric Company, Inc............................................                  Parts I, II, III and IV

Portions of Proxy Statement of Hawaiian Electric Industries, Inc., dated
 March 12, 1999, for the Annual Meeting of Stockholders.....................                         Part III


=============================================================================================================================

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Neither registrant makes any representations as to the information relating to the other registrant.

=============================================================================================================================

                               TABLE OF CONTENTS

                                                                           Page
Glossary of Terms............................................................ii


                                     PART I

Forward-looking information................................................... 1
Item  1.   Business........................................................... 1
Item  2.   Properties.........................................................48
Item  3.   Legal Proceedings..................................................50
Item  4.   Submission of Matters to a Vote of Security Holders................50
Executive Officers of HEI.....................................................50

                                    PART II

Item  5.   Market for Registrants' Common Equity and Related Stockholder
            Matters...........................................................51
Item  6.   Selected Financial Data............................................52
Item  7.   Managements' Discussion and Analysis of Financial Condition
            and Results of Operations.........................................53
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk.........53
Item  8.   Financial Statements and Supplementary Data........................53
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................53

                                   PART III

Item 10.   Directors and Executive Officers of the Registrants................53
Item 11.   Executive Compensation.............................................55
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....59
Item 13.   Certain Relationships and Related Transactions.....................60

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....61
Independent Auditors' Report - HEI............................................63
Independent Auditors' Report - HECO...........................................64
Index to Exhibits.............................................................69
Signatures....................................................................89

                               GLOSSARY OF TERMS

Defined below are certain terms used in this report:

Terms        Definitions
--------     -----------

1935 Act     Public Utility Holding Company Act of 1935
AES          Applied Energy Services, Inc.
AES-BP       AES Barbers Point, Inc. (now known as AES Hawaii, Inc.)
ASB          American Savings Bank, F.S.B., a wholly owned subsidiary of HEI
              Diversified, Inc. and parent company of American Savings
              Investment Services Corp., ASB Service Corporation,
              AdCommunications, Inc., American Savings Mortgage Co., Inc. and
              ASB Realty Corporation
BoA          Bank of America, FSB
Btu          British thermal unit
CDUP         Conservation District Use Permit
CERCLA       Comprehensive Environmental Response, Compensation and Liability
              Act
Chevron      Chevron Products Company, a fuel oil supplier
Company      Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric
              Company, Inc., Maui Electric Company, Limited, Hawaii Electric
              Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II,
              HEI Investment Corp., Hawaiian Tug & Barge Corp., Young Brothers,
              Limited, HEI Diversified, Inc., American Savings Bank, F.S.B. and
              its subsidiaries, HEIDI Real Estate Corp., Pacific Energy
              Conservation Services, Inc., HEI Power Corp. and its subsidiaries,
              HEI District Cooling, Inc., ProVision Technologies, Inc., Hycap
              Management, Inc., Hawaiian Electric Industries Capital Trust I,
              Hawaiian Electric Industries Capital Trust II, Hawaiian Electric
              Industries Capital Trust III, HEI Preferred Funding, LP and Malama
              Pacific Corp. and its subsidiaries
Consumer     Division of Consumer Advocacy, Department of Commerce and
 Advocate      Consumer Affairs of the State of Hawaii
CT            Combustion turbine
DOD           Department of Defense - federal
DOH           Department of Health of the State of Hawaii
DSM           Demand-side management
DTCC          Dual-train combined-cycle
Encogen       Encogen Hawaii, L.P.
Enserch       Enserch Development Corporation
EPA           Environmental Protection Agency - federal
ERL           Environmental Response Law of the State of Hawaii
FDIC          Federal Deposit Insurance Corporation
FDICIA        Federal Deposit Insurance Corporation Improvement Act of 1991
federal       U.S. Government
FHLB          Federal Home Loan Bank
FIRREA        Financial Institutions Reform, Recovery, and Enforcement Act of
               1989
HCPC          Hilo Coast Power Company, formerly Hilo Coast Processing Company
HC&S          Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii,
               Inc.

Terms         Definitions
--------      -----------
HECO          Hawaiian Electric Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii Electric Light
               Company, Inc., HECO Capital Trust I and HECO Capital Trust II
HECO's        Hawaiian Electric Company, Inc.'s Consolidated Financial
 Consolidated  Statements, incorporated into Parts I, II and IV of this
 Financial     Form 10-K by reference to pages 12 to 34 of Hawaiian
 Statements    Electric Company, Inc.'s 1998 Annual Report to Stockholder,
               portions of which are filed as HECO Exhibit 13
HECO's MD&A   Hawaiian Electric Company, Inc.'s Management's Discussion and
               Analysis of Financial Condition and Results of Operations,
               incorporated into Parts I, II and IV of this Form 10-K by
               reference to pages 3 to 10 of Hawaiian Electric Company, Inc.'s
               1998 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13
HEI           Hawaiian Electric Industries, Inc., direct parent company of
               Hawaiian Electric Company, Inc., HEI Investment Corp., Hawaiian
               Tug & Barge Corp., HEI Diversified, Inc., Pacific Energy
               Conservation Services, Inc., HEI Power Corp., HEI District
               Cooling, Inc., ProVision Technologies, Inc., Hycap Management,
               Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian
               Electric Industries Capital Trust II, Hawaiian Electric
               Industries Capital Trust III and Malama Pacific Corp.
HEI's         Hawaiian Electric Industries, Inc.'s Consolidated Financial
 Consolidated  Statements, incorporated into Parts I, II and IV of this
 Financial     Form 10-K by reference to pages 42 to 65 of Hawaiian
 Statements    Electric Industries, Inc.'s 1998 Annual Report to Stockholders,
               portions of which are filed as HEI Exhibit 13
HEI's MD&A    Hawaiian Electric Industries, Inc.'s Management's Discussion and
               Analysis of Financial Condition and Results of Operations
               incorporated into Parts I, II and IV of this Form 10-K by
               reference to pages 26 to 39 of Hawaiian Electric Industries,
               Inc.'s 1998 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13
HEIDI         HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian
               Electric Industries, Inc. and the parent company of American
               Savings Bank, F.S.B. and HEIDI Real Estate Corp.
HEIIC         HEI Investment Corp., a wholly owned subsidiary of Hawaiian
               Electric Industries, Inc.
HEIPC         HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric
               Industries, Inc. and parent company of several subsidiaries
HELCO         Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.
HIG           The Hawaiian Insurance & Guaranty Company, Limited, an insurance company which was placed in state rehabilitation proceedings.
               HEI Diversified, Inc. was the holder of record of HIG's common stock prior to August 16, 1994
HITI          Hawaiian Interisland Towing, Inc.

Terms         Definitions
--------      -----------
HTB           Hawaiian Tug & Barge Corp., a wholly owned subsidiary of Hawaiian
               Electric Industries, Inc. and parent company of Young Brothers,
               Limited
IPP           Independent power producer
IRP           Integrated resource plan
IRR           Interest rate risk
Kalaeloa      Kalaeloa Partners, L.P.
KCP           Kawaihae Cogeneration Partners
KDC           Keahole Defense Coalition
KWH           Kilowatthour
LSFO          Low sulfur fuel oil
MBtu          Million British thermal unit
MD&A          Management's Discussion and Analysis of Financial Condition and
               Results of Operations
MECO          Maui Electric Company, Limited, a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.
MPC           Malama Pacific Corp., a wholly owned subsidiary of Hawaiian
               Electric Industries, Inc. and parent company of several real estate subsidiaries. On September 14, 1998, the HEI Board of
               Directors adopted a plan to exit the residential real estate development business engaged in by Malama Pacific Corp. and its subsidiaries by September 1999.
MSFO          Medium sulfur fuel oil
MW            Megawatt
na            Not applicable
NAE           North American Environmental, Inc.
NOV           Notice of Violation
OPA           Federal Oil Pollution Act of 1990
OTS           Office of Thrift Supervision, Department of Treasury
PCB           Polychlorinated biphenyls
PECS          Pacific Energy Conservation Services, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
PGV           Puna Geothermal Venture
PSD permit    Prevention of Significant Deterioration/Covered Source Permit
PUC           Public Utilities Commission of the State of Hawaii
PURPA         Public Utility Regulatory Policies Act of 1978
QTL           Qualified Thrift Lender
RCRA          Resource Conservation and Recovery Act of 1976
Registrant    Hawaiian Electric Industries, Inc. or Hawaiian Electric Company,
               Inc.
ROACE         Return on average common equity
ROR           Return on rate base
SAIF          Savings Association Insurance Fund
SEC           Securities and Exchange Commission
SFAS          Statement of Financial Accounting Standards
SOP           Statement of Position


Terms         Definitions
--------      -----------
ST            Steam turbine
state         State of Hawaii
Tesoro        Tesoro Hawaii Corp. dba BHP Petroleum Americas Refining Inc.,
               a fuel oil supplier
UIC           Underground Injection Control
UST           Underground storage tank
YB            Young Brothers, Limited, a wholly owned subsidiary of
               Hawaiian Tug & Barge Corp.

Forward-looking information

This report and other presentations made by HEI and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Except for historical information contained herein, the matters set forth are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; product demand and market acceptance risks; increasing competition in the electric utility industry; capacity and supply constraints or difficulties; new technological developments; governmental and regulatory actions, including decisions in rate cases and on permitting issues; the results of financing efforts; the timing and extent of changes in interest rates and foreign currency exchange rates; the convertibility and availability of foreign currency; political and business risks inherent in doing business in developing countries; and the risks associated with the installation of new computer systems and the avoidance of Year 2000 problems. Investors are also referred to other risks and uncertainties discussed elsewhere in this Form 10-K and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).



                                     PART I
                                     ------

ITEM 1.        BUSINESS

HEI
---

HEI was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, savings bank, freight transportation and other businesses operating primarily in the State of Hawaii, and in the pursuit of independent power and integrated energy services projects in Asia and the Pacific. HEI's predecessor, HECO, was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became an HEI subsidiary and common shareholders of HECO became common shareholders of HEI.

HECO and its operating subsidiaries, MECO and HELCO, are regulated electric public utilities providing the only electric public utility service on the islands of Oahu, Maui, Lanai, Molokai and Hawaii. HECO also owns all the common securities of HECO Capital Trust I and HECO Capital Trust II (Delaware statutory business trusts), which were formed to effect the issuances of $50 million of 8.05% cumulative quarterly income preferred securities in March 1997 and $50 million of 7.30% cumulative quarterly income preferred securities in December 1998, respectively, for the benefit of HECO, MECO and HELCO.

Besides HECO, HEI also owns directly or indirectly the following subsidiaries:
HEIDI and its subsidiaries, HEIDI Real Estate Corp. (inactive company) and ASB, and the subsidiaries of ASB; HTB and its subsidiary; HEIIC; PECS; HEIPC and its subsidiaries; HEI District Cooling, Inc.; ProVision Technologies, Inc.; Hycap Management, Inc. and its subsidiary; Hawaiian Electric Industries Capital Trust I; Hawaiian Electric Industries Capital Trust II and III (inactive entities); and MPC and its subsidiaries (discontinued operations).

ASB, acquired in 1988, was the third largest financial institution in the State of Hawaii and had 68 retail branches as of December 31, 1998. On December 6, 1997, ASB acquired substantially all of the Hawaii deposits of Bank of America, FSB (BoA), most of its Hawaii branches and certain of its Hawaii-based loans. The acquisition increased ASB's assets by $1.8 billion and its deposits by $1.7 billion. In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust.

HTB was acquired in 1986 and provides ship assist and charter towing services and owns YB, a regulated intrastate public carrier of waterborne freight among the Hawaiian Islands. HEIIC was formed in 1984 and is a passive investment company which primarily holds investments in leveraged leases. PECS was formed in August 1994 and currently is a contract services company providing limited support services in Hawaii. HEIPC was formed in 1995 to pursue, directly or through its subsidiaries or affiliates, independent power and integrated energy services projects in Asia and the Pacific. HEI District Cooling, Inc. was formed in August 1998 to develop, build, own, operate and/or maintain, either directly or indirectly, central chilled water cooling system facilities, and other energy related products and services for commercial and residential buildings. ProVision Technologies, Inc. was formed in October 1998 to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim. Hycap Management, Inc., including its subsidiary HEI Preferred Funding, LP (a limited partnership in which Hycap Management, Inc. is the sole general partner), and Hawaiian Electric Industries Capital Trust I (a Delaware statutory business trust in which HEI owns all the common securities) were formed to effect the issuance of $100 million of 8.36% HEI-obligated trust preferred securities in February 1997.

For information about the Company's discontinued operations, see Note 15 to HEI's Consolidated Financial Statements which is incorporated herein by reference to pages 60 to 61 of HEI's 1998 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

For financial information about the Company's industry segments, see Note 2 to HEI's Consolidated Financial Statements which is incorporated herein by reference to pages 49 to 50 of HEI's 1998 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

For additional information about the Company, reference is made to Item 7 and
Item 7A--HEI's "Management's Discussion and Analysis of Financial Condition and Results of Operations" (HEI's MD&A) and "Quantitative and Qualitative Disclosures About Market Risk" and to Item 14--HEI's Consolidated Financial Statements, incorporated herein by reference to pages 26 to 41 and to pages 42 to 65, respectively, of HEI's 1998 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

Electric utility
----------------

HECO and subsidiaries and service areas

HECO, MECO and HELCO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Maui, Lanai and Molokai; and Hawaii, respectively. HECO was incorporated under the laws of the Kingdom of Hawaii (now State of Hawaii) in 1891. HECO acquired MECO in 1968 and HELCO in 1970.

In 1998, the electric utilities' revenues and operating income amounted to approximately 68% and 79%, respectively, of HEI's consolidated revenues and operating income. For additional information about HECO, see HEI's MD&A, HEI's Quantitative and Qualitative Disclosures About Market Risk and HEI's Consolidated Financial Statements, incorporated herein by reference to pages 26 to 39, 39 to 41 and 42 to 65, respectively, in HEI's 1998 Annual Report to Stockholders, and HECO's MD&A, HECO's Quantitative and Qualitative Disclosures About Market Risk and HECO's consolidated financial statements incorporated by reference to pages 3 to 10, 10 to 11 and 12 to 34, respectively, of HECO's 1998 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13.

The islands of Oahu, Maui, Lanai, Molokai and Hawaii have a combined population currently estimated at 1,136,000, or approximately 95% of the population of the State of Hawaii, and comprise a service area of 5,766 square miles. The principal communities served include Honolulu (on Oahu), Wailuku and Kahului (on
Maui) and Hilo and Kona (on Hawaii). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations.

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

Sales of electricity

HECO, MECO and HELCO provide the only electric public utility service on the islands they serve. The following table sets forth the number of their electric customer accounts as of December 31, 1998, 1997 and 1996 and their electric sales revenues for each of the years then ended:

                                          1998                             1997                               1996
                         ------------------------------------------------------------------------------------------------------
                                               Electric                            Electric                            Electric
                              Customer            sales          Customer             sales          Customer             sales
(dollars in thousands)        accounts         revenues          accounts          revenues          accounts          revenues
-------------------------------------------------------------------------------------------------------------------------------
HECO.....................     272,675        $  711,561           271,801        $  779,425           271,602        $  767,264
MECO.....................      55,286           136,623            54,605           151,625            53,763           144,434
HELCO....................      61,228           153,249            60,220           160,332            59,349           152,312
                         ------------------------------------------------------------------------------------------------------
                              389,189        $1,001,433           386,626        $1,091,382           384,714        $1,064,010
                         ======================================================================================================

Revenues from the sale of electricity in 1998 were from the following types of customers in the proportions shown:

                                                                HECO    MECO    HELCO    Total
----------------------------------------------------------------------------------------------
Residential................................................     32%     36%      41%      34%
Commercial.................................................     30      35       38       32
Large light and power......................................     37      29       21       33
Other......................................................      1      --       --        1
                                                           ----------------------------------
                                                               100%    100%     100%     100%
                                                           ==================================

HECO and its subsidiaries derived approximately 10% of their operating revenues from the sale of electricity to various federal government agencies in 1998, 1997 and 1996.

One of HECO's larger customers, the Naval Base at Barbers Point, Oahu, is expected to be closed in 1999 with redevelopment of the base occurring through 2020. Considering (1) that the base closure will necessitate relocation of essential flight operations and support personnel to another base on Oahu and
(2) the Naval Air Station Barbers Point Community Redevelopment Plan, HECO anticipates that the closure is likely to result in an overall increase in demand for electricity over time.


On March 8, 1994, President Clinton signed an Executive Order which mandates that each federal agency develop and implement a program with the intent of reducing energy consumption by 30% by the year 2005 to the extent that these measures are cost effective. The 30% reductions will be measured relative to the agency's 1985 energy use. HECO is working with various federal government agencies to implement demand-side management programs which will help them achieve their energy reduction objectives. In November 1995, HECO and the U.S. General Services Administration entered into a Basic Ordering Agreement under which HECO will arrange for financing and installation of energy conservation projects at federal facilities in Hawaii. Under the Basic Ordering Agreement, HECO undertook an air conditioning upgrade project at the federal office building in downtown Honolulu, which project was completed in 1997. In 1997 and 1998, HECO also performed and completed design work for solar water heating in this federal office building and further work on this project is awaiting funding. HECO has another project to perform engineering work for the U.S. Postal Service, which is expected to be completed in March 1999 after which HECO will submit a proposal for construction of the project. HECO also signed an umbrella Basic Ordering Agreement with the Department of Defense (DOD) in October 1996. During 1998, eight energy audits were completed on U.S. Navy facilities on Oahu. These audits have thus far resulted in HECO undertaking two energy-saving projects for the Navy, both of which are in progress. Neither HEI nor HECO management can predict with certainty the impact of President Clinton's Executive Order on the Company's or consolidated HECO's future financial condition, results of operations or liquidity.

Selected consolidated electric utility operating statistics

                                                     1998           1997           1996           1995           1994
                                              ---------------------------------------------------------------------------
KWH sales (millions)
Residential...................................        2,503.9        2,531.0        2,540.4        2,471.3        2,427.5
Commercial....................................        2,674.9        2,676.8        2,662.4        2,624.7        2,451.2
Large light and power.........................        3,636.4        3,700.7        3,733.0        3,655.1        3,658.6
Other.........................................           54.8           54.7           55.4           55.4           55.8
                                              ---------------------------------------------------------------------------
                                                      8,870.0        8,963.2        8,991.2        8,806.5        8,593.1
                                              ===========================================================================

Net energy generated and purchased
 (millions of KWH)
Net generated.................................        5,958.0        5,885.9        5,994.3        5,850.6        5,727.6
Purchased.....................................        3,434.1        3,622.8        3,565.3        3,511.6        3,437.8
                                              ---------------------------------------------------------------------------
                                                      9,392.1        9,508.7        9,559.6        9,362.2        9,165.4
                                              ===========================================================================

Losses and system uses (%)....................            5.4            5.5            5.7            5.7            6.0

Energy supply (yearend)
Generating capability--MW.....................          1,664          1,634          1,636          1,637          1,637
Firm purchased capability--MW.................            474            474            474            469            465
                                              ---------------------------------------------------------------------------
                                                        2,138          2,108          2,110          2,106          2,102
                                              ===========================================================================

Gross peak demand--MW (1).....................          1,532          1,573          1,561          1,537          1,527
Btu per net KWH generated.....................         10,684         10,799         10,781         10,762         10,746
Average fuel oil cost per Mbtu (cents)........          308.8          405.9          388.8          329.7          304.4

Customer accounts (yearend)
Residential...................................        338,454        336,094        333,807        330,508        325,495
Commercial....................................         48,873         48,671         49,069         48,585         47,916
Large light and power.........................            573            582            586            580            601
Other.........................................          1,289          1,279          1,252          1,488          1,480
                                              ---------------------------------------------------------------------------
                                                      389,189        386,626        384,714        381,161        375,492
                                              ===========================================================================

Electric revenues (thousands)
Residential...................................     $  340,395     $  367,432     $  355,669       $324,923       $297,984
Commercial....................................        322,772        347,308        338,785        313,909        281,664
Large light and power.........................        331,957        369,878        362,823        329,598        314,931
Other.........................................          6,309          6,764          6,733          6,344          5,927
                                              ---------------------------------------------------------------------------
                                                   $1,001,433     $1,091,382     $1,064,010       $974,774       $900,506
                                              ===========================================================================
Average revenue per KWH sold (cents)
Residential...................................          13.60          14.52          14.00          13.15          12.28
Commercial....................................          12.07          12.97          12.73          11.96          11.49
Large light and power.........................           9.13           9.99           9.72           9.02           8.61
Other.........................................          11.52          12.38          12.16          11.46          10.62
Average revenue per KWH sold..................          11.29          12.18          11.83          11.07          10.48

Residential statistics
Average annual use per customer account
 (KWH)........................................          7,425          7,559          7,649          7,514          7,482
Average annual revenue per customer account...     $    1,009     $    1,097     $    1,071       $    988       $    918
Average number of customer accounts...........        337,218        334,811        332,138        328,912        324,458
-------------------------------------------------------------------------------------------------------------------------

(1) Sum of the peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics

The following table contains certain generation statistics as of December 31, 1998, and for the year ended December 31, 1998. The capability available for operation at any given time may be less than the generating capability shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

                                                 Generating
                                                  and firm
                                                  purchase                                                 KWH net
                                                 capability                                               generated
                                                   (MW) at        Gross peak                  Annual         and
                                                 December 31,       demand        Reserve      load       purchased
                  Systems                         1998 (1)         (MW) (2)       margin     factor (2)   (millions)
 -------------------------------------------------------------------------------------------------------------------------
Island of Oahu--HECO
Conventional oil-fired steam units..........          1,160.0
Combustion turbines (peaking units).........            103.0
Firm contract power (3).....................            406.0
                                            ------------------------------------------------------------------------------
                                                      1,669.0        1,175.0        42.0%         73.6%      7,299.2
                                            ------------------------------------------------------------------------------
Island of Maui--MECO
Conventional oil-fired steam units..........             37.6
Combined-cycle unit.........................             58.0
Diesel......................................            100.4
Combustion turbine (4)......................             21.2
Firm contract power (5).....................             16.0
                                            ------------------------------------------------------------------------------
                                                        233.2          176.0        32.5%         69.5%      1,035.3
                                            ------------------------------------------------------------------------------
Island of Lanai--MECO
Diesel......................................             10.4            5.2       100.0%         62.7%         27.7
                                            ------------------------------------------------------------------------------
Island of Molokai--MECO
Diesel......................................              9.9
Combustion turbine..........................              2.2
                                            ------------------------------------------------------------------------------
                                                         12.1            6.6        83.3%         68.3%         38.2
                                            ------------------------------------------------------------------------------
Island of Hawaii--HELCO
Conventional oil-fired steam units..........             71.2
Combustion turbines.........................             48.2
Diesel......................................             42.0
Firm contract power (5).....................             52.0
                                            ------------------------------------------------------------------------------
                                                        213.4          169.6        25.8%         68.9%        991.7
                                            ------------------------------------------------------------------------------
Total.......................................          2,138.1        1,532.4        39.5%         72.6%      9,392.1
                                            ==============================================================================

(1) HECO units at normal ratings; MECO and HELCO units at reserve ratings.
(2) Noncoincident and nonintegrated.
(3) Independent power producers--180 MW (Kalaeloa), 180 MW (AES-BP) and 46 MW (refuse-fired plant).
(4) Maalaea Unit 17 was placed in commercial operation on December 30, 1998.
(5) Nonutility generation--MECO: 16 MW (HC&S); HELCO: 30 MW (PGV) and 22 MW
    (HCPC).

Integrated resource planning and requirements for additional generating capacity

As a result of a proceeding initiated in January 1990, the Public Utilities Commission of the State of Hawaii (PUC) issued an order in March 1992 (and revised it in May 1992) requiring the energy utilities in Hawaii to develop integrated resource plans (IRPs). The goal of integrated resource planning is the identification of demand-side and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In its May 1992 order, the PUC adopted a "framework," which established both the process and the guidelines for developing IRPs. The PUC's framework directs that each plan cover a 20-year planning horizon with a five-year program implementation schedule and states that the planning cycle will be repeated every three years. Under the framework, the PUC may approve, reject or require modifications of the utilities' IRPs.

The framework also states that utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of planning and implementing demand-side management (DSM) programs. Under appropriate circumstances, the utilities may recover net lost revenues resulting from DSM programs and earn shareholder incentives. The PUC has approved IRP cost recovery provisions for HECO, MECO and HELCO. Pursuant to the cost recovery provisions, the electric utilities may recover through a surcharge the costs for approved DSM programs (including DSM program lost margins and shareholder incentives), and other IRP costs incurred by the utilities and approved by the PUC, to the extent the costs are not included in their base rates.

The utilities have characterized their proposed IRPs as planning strategies, rather than fixed courses of action, and the resources ultimately added to their systems may differ from those included in their 20-year plans. Under the IRP framework, the utilities are required to submit annual evaluations of their plans (including a revised five-year program implementation schedule) and to submit new plans on a three-year cycle. Prior to proceeding with the DSM programs, separate PUC approval proceedings must be completed, in which the PUC further reviews the details of the proposed programs and the utilities' proposals for the recovery of DSM program expenditures, net lost margins and shareholder incentives.


HECO's IRP. HECO filed its second IRP with the PUC in January 1998. A schedule for the proceeding has been approved by the PUC, and the parties to the proceeding are scheduled to file individual statements of position on the reasonableness of HECO's IRP plan in May 1999. Following the filing of statements of position, the parties will meet informally to attempt to reach a stipulation on issues where there is agreement, and/or establish additional procedural steps, as required. The second IRP identified changes in key forecasts and assumptions since the development of HECO's initial IRP, which was filed in July 1993, modified in January 1994 and approved by the PUC as modified in its March 1995 final decision and order (D&O). HECO's second IRP includes IRP strategy options related to the transition to a more competitive environment in the electric utility industry. The IRP is a flexible resource strategy that allows the utility to make major decisions regarding the incremental implementation of program options for both supply-side and demand-side resources, based on HECO's IRP objectives and the best information available at the time decisions must be made.

On the supply side, HECO's second IRP focuses on the planning for the next generating unit addition in the 2009 time frame--a 107-MW simple cycle diesel fired combustion turbine, which would be part of a 318-MW diesel fired 2-on-1 combined-cycle unit. Phases 2 and 3 of the combined-cycle unit would be installed in 2013 and 2016, respectively. In addition, pursuant to HECO's generation asset management program, all existing generation units are currently planned to be operated (future environmental considerations permitting) beyond the 20-year IRP planning period (1998-2017).

HECO's second IRP includes the continuation of five energy efficiency DSM programs, which are designed to reduce the rate of increase in Oahu's energy use, defer construction of new generating units, minimize the state's dependence on oil, and achieve savings for utility customers who participate in the programs. The DSM energy efficiency programs include incentives for customers to install efficient lighting, refrigeration, water-heating and air-conditioning equipment and industrial motors. The PUC issued its final D&Os approving all five of HECO's original energy efficiency DSM programs in 1996, and HECO began implementing these programs in the third quarter of 1996. HECO filed applications with the PUC for a commercial and industrial (C&I) load management program in June 1996, and a residential load control program in September 1997. HECO expects that these two load management DSM programs will be reviewed in concept by the PUC in conjunction with HECO's second IRP. HECO plans to continue the planning and implementation of DSM load management and energy efficiency programs that are cost effective and also minimize rate impacts to all customers over the long-term.

MECO's IRP. The PUC issued its final D&O in MECO's IRP proceeding in May 1996. MECO's 20-year IRP includes the continuation of four energy efficiency DSM programs similar to those developed for HECO. The supply-side resources proposed by MECO, as updated in its July 1998 annual evaluation, include installing approximately 214 MW of additional generation through the year 2013 on the island of Maui, including 58 MW of generation at its Maalaea power plant site in three increments from 1998-2002, and approximately 6 MW through the year 2013 on each of the islands of Lanai and Molokai. The first 20 MW increment at Maalaea was completed in December 1998. The PUC approved MECO's DSM water heating program in July 1996, and MECO's C&I DSM programs in September 1996. MECO began DSM program implementation in late 1996. MECO's second IRP annual evaluation was filed with the PUC in July 1998. In September 1999, MECO will file a second IRP for the 20-year IRP planning period from 2000-2019.

HELCO's IRP. HELCO filed its second IRP with the PUC in September 1998. In March 1999, HELCO filed a supplement to its second IRP to update the status of planned near-term generation additions. The development of a procedural schedule for the PUC proceeding in which HELCO's second IRP will be considered is scheduled for April 1999. The second IRP identified changes in key forecasts and assumptions since the development of HELCO's initial IRP, which was filed in October 1993, modified in June 1994 and approved by the PUC as modified in its May 1996 final D&O. Similar to HECO, HELCO's second IRP includes IRP strategy options related to the transition to a more competitive environment in the electric utility industry. The IRP is a flexible resource strategy that allows the utility to make major decisions regarding the incremental implementation of program options for both supply-side and demand-side resources, based on HELCO's IRP objectives and the best information available at the time decisions must be made.

On the supply-side, HELCO's second IRP focuses on the planning for generating unit additions after near-term additions. The near term supply-side resources proposed in HELCO's IRP plan include installing 40 MW of generation at its Keahole power plant site and proceeding with a 60 MW purchase power agreement with Encogen Hawaii, L.P. (Encogen) (see "HELCO power situation" below.) HELCO's 20-year plan also includes completing a 58 MW diesel-fired dual-train combined-cycle (DTCC) unit at Keahole in 2006 (by adding an 18 MW heat recovery steam turbine generator), adding another diesel-fired DTCC unit at a new West Hawaii site in phases in the 2009-2017 timeframe, undertaking transmission and distribution efficiency improvement projects, and conducting alternate energy and dispersed generation resource studies. HELCO's second IRP includes the continuation of four energy efficiency DSM programs similar to those developed for HECO. HELCO received interim approval for its four DSM programs in October 1995 and final approval in September 1996. HELCO began implementing its DSM programs in December 1995.

HELCO power situation

Background. In 1991, HELCO identified the need, beginning in 1994, for
----------
additional generation to provide for forecast load growth while maintaining a satisfactory generation reserve margin, to address uncertainties about future deliveries of power from existing firm power producers and to permit the retirement of older generating units. Accordingly, HELCO proceeded with plans to install at its Keahole power plant site two 20-MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat recovery steam generator (ST-7), at which time these units would be converted to a 58 MW DTCC unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994.

The timing of the installation of HELCO's phased DTCC unit at the Keahole power plant site has been revised on several occasions due to delays in (a) obtaining approval from the Hawaii Board of Land and Natural Resources (BLNR) of a Conservation District Use Permit (CDUP) amendment and (b) obtaining from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) a Prevention of Significant Deterioration/Covered Source permit (PSD permit) for the

Keahole power plant site. The delays are primarily attributable to lawsuits, claims and petitions filed by independent power producers and other parties. Subject to satisfactory resolution of the CDUP amendment, PSD permit and other matters, HELCO's current plan continues to contemplate that CT-4 and CT-5 will be added to its system. In December 1998, HECO deferred plans for ST-7 to approximately 2006 or 2007, unless the Encogen facility (described below) is not placed in service as planned, and removed ST-7 costs from construction work-in-progress as described below.

CDUP amendment. On July 10, 1997, the Third Circuit Court of the State of Hawaii
---------------
issued its Amended Findings of Fact, Conclusions of Law, Decision and Order addressing HELCO's appeal of an order of the BLNR, along with other consolidated civil cases relating to HELCO's application for a CDUP amendment. This decision allows HELCO to use its Keahole property as requested in its application. An amended order to the same effect was issued on August 18, 1997. Final judgments have been entered in all of the consolidated cases. Appeals with respect to the final judgments for certain of the cases have been filed with the Hawaii Supreme Court. Motions filed with the Third Circuit Court to stay the effectiveness of the judgments pending resolution of the appeals were denied in April and July 1998 (in response to a motion for reconsideration). In August 1998, the Hawaii Supreme Court denied nonhearing motions for stay of final judgment pending resolution of the appeals. Management believes that HELCO will ultimately prevail on appeal and that the final judgments of the Third Circuit Court will be upheld.

PSD permit. In November 1995, the EPA declined to sign HELCO's PSD permit for
----------
the combined-cycle unit. HELCO revised its permit application and, in 1997, the EPA approved a revised draft permit and the DOH issued a final PSD permit for HELCO's DTCC unit. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB) in December 1997.

On November 25, 1998, the EAB issued an Order Denying Review in Part and Remanding in Part. The EAB denied appeals of the permit that were based on challenges to (1) DOH's use of a netting analysis (with respect to nitrogen oxide (NOx) emissions), (2) DOH's determination of Best Available Control Technology (BACT) for control of sulfur dioxide emissions, and (3) certain aspects of DOH's ambient air and source impact analysis. However, the EAB concluded that DOH had not adequately responded to comments that had been made during the public comment period that data relating to certain ambient air concentrations were outdated or were measured at unrepresentative locations. The EAB remanded the proceedings and directed DOH to reopen the permit for the limited purpose of (1) providing an updated air quality impact report incorporating current data on sulfur dioxide and particulate matter ambient concentrations and (2) providing a sufficient explanation of why the carbon monoxide and ozone data used to support the permit are reasonably representative, or performing a new air quality analysis based on data shown to be representative of the air quality in the area to be affected by the project. The EAB directed DOH to accept and respond to public comments on DOH's decisions with respect to these issues and ruled that any further appeals of its decision would be limited to the issues addressed on remand.

On December 4, 1998, HELCO filed with the EAB a motion for reconsideration of its November 25, 1998 Order, contending that the DOH adequately responded to public comments about the air quality data used in the air permit application. The Keahole Defense Coalition (KDC) and Kawaihae Cogeneration Partners (KCP) also filed motions for reconsideration in December 1998. On March 8, 1999, the EAB issued an Order denying the motions for reconsideration which had been filed by HELCO, KDC and KCP.

As a result of the EAB's decision on November 25, 1998 and its denial of all motions for reconsideration on March 8, 1999, there has been a further delay in HELCO's construction of CT-4 and CT-5. The actual length of the delay will depend on the actions needed to address the EAB's rulings, but is expected to delay installation until 2000 or early 2001. Despite this additional delay, HELCO believes that the PSD permit will eventually be obtained, and CT-4 and CT-5 will be built. Although management believes it has acted prudently with respect to this project, effective December 1, 1998, HELCO decided to discontinue, for financial reporting purposes, the accrual of an Allowance For Funds Used During Construction (AFUDC) on CT-4 and CT-5 (which would have been approximately

$0.4 million after tax per month). The length of the delays to date and potential further delays were factors considered by management in its decision to discontinue the accrual of AFUDC.

In 1998, HELCO determined that ST-7 would not be needed in the immediate future and removed $0.8 million in costs accumulated against ST-7 from construction work-in-progress, writing off $0.6 million and reclassifying $0.2 million in costs to inventory.

Declaratory judgment actions. In February 1997, KDC and three individuals
----------------------------
(Plaintiffs) filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings with regard to five counts alleging that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. The Complaint was amended in March of 1998 to add a sixth count, claiming that an amendment to a provision of the land patent (relating to the conditions under which the State could repurchase the land) is void and that the original provision should be reinstated. Cross motions for summary judgment were denied without explanation by orders filed in March 1998. The court subsequently granted Plaintiffs' motion to clarify the issues involved in one count of the complaint, but HELCO does not believe that the court's ruling on this motion or related findings are significant with respect to the ultimate outcome of the case. In December 1998, the case was set for jury trial in May 1999.

Based on the discovery and status conferences to date, HELCO believes that there are few, if any, issues of fact requiring jury resolution. Accordingly, all parties have filed motions or taken other actions related to the various counts in the lawsuit with the objective of allowing the Court to resolve all purely legal issues before the scheduled trial date.

The parties are pursuing an agreement stipulating to the facts relating to Count I (Clean Air Act). On February 25, 1999, Plaintiffs filed a statement limiting the scope of Counts III and IV. On January 22, 1999, Plaintiffs filed a Motion for Reconsideration of the Court's March 1998 order denying its Motion for Summary Judgment on Counts II (State Noise Pollution Act), III (violation of
CDUP) and IV (violation of land patent). HELCO also filed a Motion for Reconsideration of the Court's March 1998 order denying its Motion for Summary Judgment on Count II. A hearing on these matters was held on February 16, 1999. At that hearing, DOH notified the Court and the parties of a change in its interpretation of the noise rules promulgated under the State Noise Pollution Act. The change in interpretation would adversely impact HELCO's Keahole plant by applying the noise standard applicable to the emitter property (which DOH claims to be 55 dba (daytime) and 45 dba (nighttime) standard) rather than the previously-applied noise standard of the receptor properties in the surrounding Agricultural Park (a 70 dba standard). The Court postponed the hearing until February 25, 1999 in order to allow DOH to file its position in writing on February 22, 1999.

In response to the new position announced by the DOH, on February 23, 1999 HELCO filed a declaratory judgment action against DOH, alleging that the noise rules were invalid on constitutional grounds. At the hearing on February 25, 1999, the Court ordered that: HELCO serve the complaint on DOH and the Director of Health; HELCO stipulate to allow KDC and BLNR/DLNR to intervene in the new lawsuit; HELCO file a Motion for Summary Judgment on the claims in the new lawsuit by March 19, 1999; and the hearing on all legal issues relating to noise matters be set for March 31, 1999. A draft order consolidating the new lawsuit with the KDC lawsuit is being circulated, but Plaintiffs are opposing the consolidation on the grounds that HELCO has not timely raised the claims alleged in the new lawsuit. On March 2, 1999, HELCO filed in the KDC lawsuit a motion to file a cross-claim against the Director of Health and a third-party complaint against DOH, which motion is also set for hearing on March 31, 1999.

BLNR and DOH filed, and HELCO joined in, a motion for partial summary judgment on Count VI (amendment of land patent), and Plaintiffs filed a cross-motion for summary judgment on that Count. A hearing on these matters was held on March 5, 1999, with the Court taking the matters under advisement.

Two additional cases were filed in 1998. In March 1998, Plaintiff Ratliff filed a complaint for declaratory judgment against HELCO, the BLNR and the Department of Land and Natural Resources of the State of Hawaii (DLNR). The complaint alleges a violation of plaintiff's constitutional due process rights because the land use conditions (if any) which apply to HELCO's use of the Keahole site were determined administratively by the DLNR (through a letter issued to HELCO in January 1998) rather than being decided by the BLNR in a contested case. Also filed with the complaint was a motion to stay enforcement of the DLNR letter, which motion was denied in April 1998. In May 1998, Waimana Enterprises, whose subsidiary is a partner in KCP, filed a lawsuit in the Third Circuit Court of the State of Hawaii, asking for a declaration that the January 1998 DLNR letter is void and seeking an injunction to prevent HELCO from further construction until the Court or the BLNR, at a public hearing, determines what conditions and limitations apply and whether HELCO is in compliance with them. At a hearing on February 8, 1999, the parties agreed, and the Court orally ordered, the consolidation of the Ratliff lawsuit with the KDC lawsuit and the dismissal with prejudice of the Waimana lawsuit. Ratliff filed a Motion for Summary Judgment with regard to the claims in her lawsuit and BLNR and DOH, joined by HELCO, also filed a Motion for Summary Judgment in that lawsuit. A hearing on those motions was held on March 9, 1999, with the Court taking the matter under advisement.

HELCO intends to vigorously defend against the claims raised in these 1997 and 1998 cases and, based on the status of the cases to date, management believes the final resolution of these cases will not prevent it from constructing CT-4 and CT-5 at Keahole.

IPP complaints. Two independent power producers (IPPs), KCP and Enserch
--------------
Development Corporation (Enserch), filed separate complaints against HELCO with the PUC in 1993 and 1994, respectively, alleging that they are entitled to power purchase contracts to provide HELCO with additional capacity, which they claimed would be a substitute for HELCO's planned 58 MW DTCC unit at Keahole.

In September 1995, the PUC allowed HELCO to continue to pursue construction of and commit expenditures for the second combustion turbine (CT-5) and the steam recovery generator (ST-7) for its planned DTCC unit, but stated in its order that "no part of the project may be included in HELCO's rate base unless and until the project is in fact installed, and is used and useful for utility purposes." The PUC also ordered HELCO to continue negotiating with the IPPs and held that the facility to be built (i.e., either HELCO's or one of the IPP's) should be the one that can be most expeditiously put into service at "allowable cost."

The current status of the IPPs' PUC complaints, and of a complaint filed by Hilo Coast Power Company (HCPC) in April 1997, is as follows:

     Enserch complaint. On January 16, 1998, HELCO filed with the PUC an
     -----------------
     application for approval of a power purchase agreement for a 60 MW (net) facility and an interconnection agreement with Encogen, an Enserch affiliate, both dated October 22, 1997. The agreements were entered into following a settlement agreement between Enserch and HELCO and are subject to PUC approval. The parties to the proceeding include HELCO, Encogen and the Consumer Advocate. Motions to intervene filed by KCP, HCPC and one other IPP were denied by the PUC. KCP filed a notice of appeal, which was denied by the Hawaii Circuit Court of the First Circuit by written order filed on February 8, 1999. The Consumer Advocate filed a Statement of Position on December 11, 1998, in which it recommended that an evidentiary hearing be held, following additional discovery, to address its issues and concerns regarding the agreements. The parties signed an amendment to the power purchase agreement on January 14, 1999 which, in part, provides that either party may terminate the agreement if the PUC does not issue an order within eighteen (18) months (extended from twelve (12) months originally in the agreement) from the submission of the application. The PUC has established a schedule of proceedings in 1999 for approval of the agreement. The schedule provides the PUC with the opportunity to issue a decision within the amendment's six-month extension period, which ends on July 16, 1999.

     KCP complaint. In January 1996, the PUC ordered HELCO to continue in good
     -------------
     faith to negotiate a power purchase agreement with KCP. In May 1997, KCP filed a motion for unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith. In June 1997, KCP filed a motion asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost" which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions. The PUC held an evidentiary hearing in August 1997. KCP filed two other motions, which HELCO opposed, to supplement the record. The PUC issued an Order in June 1998 which denied all of KCP's pending motions; provided rulings and/or guidance on certain avoided cost and contract issues; directed HELCO to prepare an updated avoided cost calculation that includes the Encogen agreement; and directed HELCO and KCP to resume contract negotiations. HELCO filed a motion for partial reconsideration with respect to one avoided cost issue. The PUC granted HELCO's motion and modified its order in July 1998. HELCO resumed negotiations with KCP in compliance with the Order, but no agreement has been reached.

     HCPC complaint. In April 1997, HCPC filed a complaint against HELCO with
     --------------
     the PUC, requesting an immediate hearing on HCPC's offer for a new 20-year power purchase contract for its existing facility, which is proposed to be expanded from 22 MW to 32 MW. HCPC's existing power purchase agreement is scheduled to terminate at the end of 1999. The PUC converted the HCPC complaint into a purchased power contract negotiation proceeding. HCPC submitted a new proposal in the proceeding in February 1998 for a 30-year contract. An evidentiary hearing, which was limited to three issues affecting the calculation of avoided costs, including which of HELCO's planned unit additions could be deferred or displaced by a new power purchase agreement (PPA) with HCPC, was held in April 1998. On November 25, 1998, the PUC issued a Decision and Order in the HCPC complaint docket. The Decision and Order states that (1) "whether the next immediate unit is ultimately provided by Encogen at Hamakua or HELCO at Keahole, HCPC can negotiate to provide the increment of power following the next immediate unit", and "HELCO's sunk and parallel planning costs for CT-4 and CT-5 will not be part of the avoided cost calculation", and (2) the reconductoring of a transmission line to accept HCPC's proposed 32 MWs would be of system-wide benefit, and the cost would not be included in the avoided cost calculation. The decision also addressed a system-modeling issue, and required that the avoided cost calculation be based on the same assumptions used in the last (April 1998) avoided cost calculation. The PUC directed that HCPC and HELCO continue to negotiate a power purchase agreement and by February 1, 1999 submit to the PUC either a finalized agreement or reports informing the PUC of the matters preventing the finalization of an agreement. The parties entered into negotiations but have not yet finalized an agreement. Status reports were filed by HCPC on February 1, 1999 and by HELCO on February 2, 1999 (HELCO had received a one-day extension). In its status report, HELCO requested a hearing with respect to the pricing and avoided cost issues. On February 24, 1999, the PUC issued an Order reopening the docket to further assist HELCO and HCPC in negotiating an agreement and giving each party an opportunity to file supplemental memoranda by March 12, 1999. On March 8, 1999, HELCO filed a Motion for Partial Reconsideration of the Order, stating that it would waive its right to a hearing if it were allowed to present oral arguments to the PUC. The PUC granted HELCO's motion, and oral arguments have been scheduled for March 25, 1999.

Management cannot determine at this time whether the PUC will approve the Encogen power purchase agreement or whether the negotiations with KCP or HCPC or related PUC proceedings will result in the execution and/or PUC approval of a power purchase agreement. Under HELCO's current estimate of generating capacity requirements, there is a need for capacity in addition to the capacity which might be provided by any one of the IPPs. Management cannot determine at this time the impact on its plans with regard to the installation of units CT-4 and CT-5 at the Keahole power plant site if power purchase contracts with two or more of the IPPs were to be negotiated, approved by the PUC and implemented.

BLNR petition. On August 5, 1998, KDC filed with the BLNR a Petition for
--------------
Declaratory Ruling under Section 91-8, Hawaii Revised Statutes. The petition alleges that all conditions in Hawaii Administrative Rules 13-2-21 apply to HELCO's default entitlement to use its Keahole site, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that the DOH issued three separate Notices of Violation (NOVs) to HELCO in 1992 and 1998 for violation of clean air rules, which NOVs constitute violations under the existing permits and render such permits null and void. The petition requests that the BLNR commence a contested case on the petition; that the BLNR determine that HELCO has violated the terms of its existing conditional use permits, causing such permits to be null and void; and that the BLNR determine that HELCO has violated the conditions applicable to its default entitlement, such that HELCO should be enjoined from using the Keahole property under such default entitlement. The BLNR requested that each of the parties submit statements of position on the issues and HELCO filed its statement in October 1998. The last of the responsive submissions of the parties was filed in December 1998. The matter has not yet been set before BLNR for a determination of whether a hearing will be held.

Complaint and motion for temporary restraining order. On August 5, 1998, KDC
-----------------------------------------------------
filed in the Third Circuit Court of the State of Hawaii a Complaint and Motion for Temporary Restraining Order and Preliminary Mandatory Injunction against HELCO and the Chief Engineer, Department of Public Works, County of Hawaii, and on August 6, 1998, filed an amended complaint. The complaint and amended complaint do not identify a cause of action, but allege that the City Engineer issued eight building permits to HELCO for the expansion of the Keahole Generating Station without requiring HELCO to obtain a final Covered Source Permit as a precondition to construction on the belief that the DOH and the EPA had authorized certain construction activities. The complaints call for the suspension and revocation of the eight building permits and an injunction to prevent further construction by HELCO. The motion calls for the Court to mandate that the Chief Engineer suspend or revoke certain building permits for structures, improvements and facilities which are directly or solely associated with or which are of a permanent nature aimed at completing CT-4, CT-5 and ST-7 and enjoin HELCO from construction at Keahole while the permits are suspended or revoked.

The Court issued a temporary restraining order in September 1998. However, HELCO obtained eight new building permits and the old permits were voided. HELCO then moved to dismiss the case for mootness and, on November 16, 1998, the Court issued a minute order granting the motion to dismiss and denying plaintiff's request for attorneys fees. The final order granting the motion to dismiss was filed on December 24, 1998.

DOH Notice of Violation. In July 1998, the DOH issued a NOV to HELCO for items
-----------------------
allegedly constituting unauthorized construction activity at the Keahole Generating Station prior to receipt of an effective PSD permit for CT-4 and CT-
5. The NOV required HELCO to immediately halt construction activities on pipe rack foundations, a retaining wall and an oil/water separator, and imposed a fine of $48,800. HELCO complied with the stop work order on the designated items and paid the fine.

EPA Notice of Violation. In September 1998, the EPA issued a NOV to HELCO
-----------------------
stating that HELCO violated the Hawaii State Implementation Plan by commencing construction activities at the Keahole generating station without first obtaining a final air permit. By law, 30 days after the NOV, the EPA may issue an Order requiring compliance with applicable laws, assessing penalties and/or commencing a civil action seeking an injunction; however, no Order has yet been issued. HELCO has put the EPA on notice that certain construction activities not affected by the NOV are continuing, and has received approval to proceed with certain construction activities. However, HELCO has halted work on other construction activities at Keahole until further notice is provided or approval is obtained from the EPA, or until the final air permit is received.

Costs incurred. If it becomes probable that CT-4 and/or CT-5 will not be
--------------
installed, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of December 31, 1998, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service amounted to $74.9 million, including approximately $30.1 million for equipment and material purchases, approximately $23.3 million for planning, engineering, permitting, site development and other costs and approximately $21.5 million for AFUDC accrued through November 30, 1998, after which HELCO stopped accruing AFUDC (see discussion under "PSD Permit" above).

Contingency planning. In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address the delays that have occurred in obtaining the permits necessary to construct its combined-cycle unit at Keahole. Actions under the plan have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed reports with the PUC from time to time updating the contingency plan and the status of implementing the plan. The most recent update was filed on March 1, 1999. Due to the delays in adding new generation, and the expiration of the HCPC power purchase contracts for 22 MW at the end of 1999, HELCO's reserve margin (based on firm capacity without considering as-available resources such as wind and run-of-the-river hydroelectric generators) in 2000 will be less than the margin called for by generation planning criteria until new generation is added. The addition of new generation is not expected to occur until April 2000, at the earliest. As a result, HELCO will have sufficient generation to cover projected monthly system peak loads with units on scheduled maintenance, but may not always have enough reserve margin to make up for the unexpected outage of one of its largest generation units beginning in January 2000 until new generation is added.

Nonutility generation

The Company has supported state and federal energy policies which encourage the development of alternate energy sources that reduce dependence on fuel oil. Alternate energy sources range from wind, geothermal and hydroelectric power, to energy produced by the burning of bagasse (sugarcane waste) and coal. Other nonoil projects include purchased power arrangements with two IPPs, one operating a generating unit burning municipal waste and the other a fluidized bed unit burning coal.

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

In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership whose sole general partner is an indirect, wholly owned subsidiary of ASEA Brown Boveri, Inc. (ABB), which has guaranteed certain of Kalaeloa's obligations and, through affiliates, has contracted to design, build, operate and maintain the facility. The agreement with Kalaeloa, as amended, provides that HECO will purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991. The Kalaeloa facility, which was completed in the second quarter of 1991, is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil
(LFSO) and a steam turbine which utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under PURPA. As of February 28, 1997, the ownership of Kalaeloa was restructured so that 1% is now owned by the ABB subsidiary as the general partner and 99% is owned by Kalaeloa Investment Partners (KIP) as the limited partner. KIP is a limited partnership comprised of PSEG Hawaiian Management, Inc. and PSEG Hawaiian Investment, Inc. (nonregulated affiliates of Public Service Enterprise Group Incorporated) and Harbert Power Corporation. A second phase of the February 28, 1997 transaction, which is still pending, would transfer the general partner interest from the ABB subsidiary to an entity affiliated with the owners of KIP. A modification of the existing ABB Guarantee of Kalaeloa obligations may be part of the second phase. HECO must consent to any changes in the ABB Guarantee.

HECO also entered into a power purchase contract in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu, which built a 64-MW refuse-fired plant (H-Power). The H-Power facility began to provide firm energy in 1990 and currently supplies HECO with 46 MW of firm capacity. The firm capacity amendment provides that HECO will purchase firm capacity until mid-2015.

The PUC has approved and allowed rate recovery for the costs related to HECO's three major power purchase agreements which provide a total of 406 MW of firm capacity, representing 24% of HECO's total generating and firm purchased capability on the island of Oahu as of December 31, 1998.

MECO and HELCO power purchase agreements. As of December 31, 1998, MECO and HELCO had power purchase agreements for 16 MW and 52 MW of firm capacity, respectively, representing 6% and 24% of their respective total generating and firm purchased capabilities.

MECO has a power purchase agreement with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. In October 1998, MECO entered into a letter agreement with HC&S which extended the power purchase agreement through December 31, 2001, and year-to-year thereafter, subject to termination on or after January 1, 2002, on not less than two years prior written notice by either party. On March 2, 1998, an HC&S unit failed and HC&S lost 10 MW of generating capacity. HC&S is currently in negotiations to replace the unit, but the unit is not expected to be in operation until the fourth quarter of 2000. HC&S, however, is still able to meet its contract obligations to MECO.

HELCO has a 35 year power purchase agreement with Puna Geothermal Venture (PGV) for 30 MW of firm capacity expiring on December 31, 2027. On February 12, 1996, HELCO and PGV executed an amendment to the power purchase agreement for 5 MW of firm capacity in addition to the 25 MW then being supplied. In August 1996, the PUC approved the amendment and, in September 1996, PGV began supplying 5 MW of additional firm power. Although PGV is contracted to provide 30 MW of firm power, it is currently providing only 24.5 MW. Restoring firm capacity to the contracted amount will require PGV to obtain the necessary permits and drill additional production and reinjection wells. PGV had indicated to HELCO that it is on schedule to restore its firm capacity to 30 MW by mid-1999.

In December 1994, at a time when the HCPC contract was for delivery of 18 MW, HCPC filed a Chapter 11 bankruptcy petition. In July 1995, the bankruptcy court approved an amended and restated power purchase agreement with HCPC for 22 MW of firm capacity and the dismissal of HCPC from bankruptcy. That agreement will terminate on December 31, 1999. HCPC is currently in negotiations with HELCO for a possible power purchase agreement for 22 MW of firm capacity for two years and 32 MW of firm capacity over a period of 30 years. See the "HELCO power situation" section above.

In October 1997, HELCO entered into an agreement with Encogen, a limited partnership whose general partners are wholly owned special-purpose subsidiaries of Enserch and Jones Capital Corporation. Enserch Corporation and J.A. Jones, Inc., the parent companies of Enserch and Jones Capital Corporation, respectively, have guaranteed certain of Encogen's obligations, and an affiliate of Enserch will be contracted to operate and maintain the facility. The agreement provides that HELCO will purchase 60 MW (net) of firm capacity for a period of 30 years. The facility will consist of two oil-fired combustion turbines and a steam turbine which utilizes waste heat from the combustion turbines. The facility will be designed to sell sufficient steam to be a "Qualifying Facility" under PURPA. HELCO submitted the agreement to the PUC for approval in January 1998 and the PUC has established a schedule of proceedings in 1999 for approval of the agreement. See "HELCO Power Situation" above.

Fuel oil usage and supply

All rate schedules of the Company's electric utility subsidiaries contain energy cost adjustment clauses whereby the charges for electric energy (and consequently the revenues of the electric utility subsidiaries generally) automatically vary with changes in the weighted-average price paid for fuel oil and certain components of purchased energy costs, and the relative amounts of company-generated power and purchased power. Accordingly, under these clauses, changes in fuel oil and certain purchased energy costs are passed on to customers. In the December 30, 1997 D&O's approving HECO and its subsidiaries' fuel supply contracts, the PUC noted that, in light of the length of the fuel supply contracts and the relative stability of fuel prices, the need for the continued use of energy cost adjustment clauses will be the subject of investigation in a generic docket or in a future rate case. In their rate increase applications based on 1999 test years, MECO and HELCO stated that they believe that their energy cost adjustment clauses continue to be necessary. See discussion below under "Rates" and the "Energy cost adjustment clauses" section in HECO's MD&A.

HECO's steam power plants burn LSFO. HECO's combustion turbine peaking units burn Number 2 diesel fuel (diesel). MECO's and HELCO's steam power plants burn medium sulfur fuel oil (MSFO) and their combustion turbine and diesel engine generating units burn diesel. The LSFO supplied to HECO is primarily derived from Indonesian and other Far East crude oils processed in Hawaii refineries. The MSFO supplied to MECO and HELCO is derived from U.S. domestic crude oil processed in Hawaii refineries.

In December 1997, HECO executed new contracts for the purchase of LSFO and the use of certain fuel distribution facilities with Chevron Products Company (Chevron) and Tesoro Hawaii Corp. dba BHP Petroleum Americas Refining Inc. (Tesoro). These fuel supply and facilities operations contracts have a term of seven years commencing January 1, 1998. The PUC approved the contracts and issued a final D&O in December 1997 that permits the inclusion of costs incurred under these contracts in HECO's energy cost adjustment clause. HECO pays market-related prices for fuel supplies purchased under these agreements.

HECO, MECO, HELCO and affiliates, HTB and YB, executed new joint fuel supply contracts with Chevron and Tesoro for the purchase of diesel and MSFO supplies and for the use of certain petroleum distribution facilities for a period of seven years commencing January 1, 1998. The PUC subsequently approved these contracts and issued a final D&O in December 1997 that permitted the electric utilities to include fuel costs incurred under these contracts in their respective energy cost adjustment clauses. The electric utilities and HTB and YB pay market-related prices for diesel and MSFO supplied under these agreements.

The diesel supplies acquired by the Lanai Division of MECO are purchased under a contract with a local Chevron-brand wholesaler, Lanai Oil Co., Inc., executed on February 13, 1997. The PUC issued a final D&O approving the contract in June 1997. The original term of the contract, which provides for the delivery of fuel to MECO's Lanai power plants, expired December 31, 1997. The contract continues under a provision for extension on an "evergreen" basis until an agreed formal extension becomes effective upon approval by the PUC which is expected in 1999.

See the fuel oil commitments information set forth in the "Fuel contracts and other purchase commitments" section in Note 12 to HECO's Consolidated Financial Statements.

The following table sets forth the average cost of fuel oil used to generate electricity in the years 1998, 1997 and 1996:

                           HECO                MECO                HELCO           Consolidated
                 --------------------------------------------------------------------------------
                    $/Barrel   c/MBtu   $/Barrel   c/MBtu   $/Barrel   c/MBtu   $/Barrel   c/MBtu
-------------------------------------------------------------------------------------------------
1998.............      17.71    282.8      23.69    396.4      20.83    338.7      19.14    308.8
1997.............      23.88    380.9      30.13    503.9      25.76    418.1      25.19    405.9
1996.............      22.57    361.2      29.33    490.6      25.47    413.8      24.08    388.8

The average per-unit cost of fuel oil consumed to generate electricity for HECO, MECO and HELCO reflects a different volume mix of fuel types and grades. In 1998, over 99% of HECO's generation fuel consumption consisted of LSFO. The balance of HECO's fuel consumption was diesel. Diesel made up approximately 74% of MECO's and 34% of HELCO's fuel consumption. The remainder of the fuel consumption of MECO and HELCO consisted of MSFO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per-barrel basis. The prices of LSFO, MSFO and diesel declined over the course of 1998 and averaged approximately 25% below the respective price levels prevailing in 1997. 1997 prices in turn had been largely unchanged relative to prices prevailing during 1996.

In December 1997, HELCO and MECO exercised an option to extend for two years their existing contracts with Hawaiian Interisland Towing, Inc. (HITI) for the shipment of MSFO and diesel supplies from their fuel supplier's facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively. The PUC had approved these contracts and issued a final order in June 1994 that permitted HELCO and MECO to include the fuel transportation and related costs incurred under the original contracts in their respective energy cost adjustment clauses. Freight rates charged under the contracts are related to published indices for industrial commodities prices and labor costs. These contracts each include options for one additional two-year extension. HELCO and MECO own the fuel oil and diesel fuel when it is purchased from Chevron or Tesoro. HITI never takes title for the fuel oil or diesel fuel, but does have custody and control while the fuel is in transit from Oahu. If there were an oil spill in transit, HITI is contractually obligated to indemnify HELCO and/or MECO. HITI has $700 million of insurance coverage for oil spills. State law provides a cap of $700 million on liability for releases of heavy fuel oil transported by tank barge interisland. HELCO and/or MECO may be liable for any clean-up and/or fines that HITI or its insurance carrier does not cover.

The Company estimates that 76% of the net energy generated and purchased by HECO and its subsidiaries in 1999 will be generated from the burning of oil. Increases in fuel oil prices are passed on to customers through the electric utility subsidiaries' energy cost adjustment clauses. Failure by the Company's oil suppliers to provide fuel pursuant to the supply contracts and/or substantial increases in fuel prices could adversely affect consolidated HECO's and the Company's financial condition, results of operations and/or liquidity. HECO, however, maintains an inventory of fuel oil in excess of one month's supply. HELCO and MECO maintain approximately a one month's supply of fuel oil.

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

Recent rate requests
Hawaiian Electric Company, Inc.
-------------------------------

 . In December 1993, HECO filed a request to increase rates based on a 1995 test year. HECO requested a 4.1% increase (as revised), or $28.2 million in annual revenues, based on a 13.25% return on average common equity (ROACE).

In December 1995, HECO received a final D&O authorizing a 1.3%, or $9.1 million, increase in annual revenues, based on a 1995 test year and an 11.4% ROACE. The final D&O required a refund to customers because HECO had previously received interim increases totaling $18.9 million on an annualized basis, or $9.8 million more than the amount that was finally approved.

Hawaii Electric Light Company, Inc.
-----------------------------------

 . In March 1995, HELCO filed a request to increase rates based on a 1996 test year. In February 1996, HELCO revised its requested increase to 6.2%, or $8.9 million in annual revenues, based on a 12.5% ROACE.

In March 1996, HELCO received an interim D&O authorizing a 4.8%, or $6.8 million, increase in annual revenues, based on an 11.65% ROACE. In April 1997, HELCO received a final D&O which made the interim increase final.

 . In March 1998, HELCO filed a request to increase rates 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% ROACE, primarily to recover costs relating to (1) an agreement, which is subject to PUC approval, to buy power from Encogen's 60 MW plant and (2) adding two combustion turbines (CT-4 and CT-5) at HELCO's Keahole power plant. Due to the EAB's denial of HELCO's motion for reconsideration of the EAB's November 25, 1998 decision (see "HELCO power situation--PSD permits" above), HELCO's test year 1999 rate increase application was withdrawn in March 1999. A new application is expected to be filed closer to the time when the new generation facilities are expected to be completed.

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

 . In May 1996, MECO filed a request to increase rates 13%, or $18.9 million in annual revenues, based on a 1997 test year and a 12.9% ROACE, primarily to recover the costs related to the anticipated 1997 addition of new generating unit M17. In November 1996, MECO filed a motion with the PUC to approve a stipulation between MECO and the Consumer Advocate which would provide MECO with an increase in annual revenues of $1.5 million, based on an 11.65% ROACE. In May 1997, the stipulated increase was revised to $1.3 million after considering the final decision in the 1996 test year case. The primary reason for the stipulation was a delay in the expected in-service date for MECO's generating unit M17 until late 1998, because of delays in obtaining the necessary PSD permit from the DOH/EPA. In December 1997, MECO received a final D&O authorizing no additional increase in annual revenues, based on an 11.12% ROACE.

 . In January 1998, MECO filed a request to increase rates by 15.3%, or $22.4 million in annual revenues, based on a 12.75% ROACE and a 1999 test year, primarily to recover the costs related to the addition of generating unit M17 in late 1998. In November 1998, MECO revised its requested increase to 11.9%, or $16.4 million, in annual revenues, based on a 12.75% ROACE. In December 1998, MECO received an interim D&O, effective January 1, 1999, authorizing an 8.5%, or $11.7 million, increase in annual revenues (subject to refund with interest, pending the final outcome of the case), based on a ROACE of 11.12%, which was the ROACE authorized in MECO's prior rate case.

PUC Show Cause Order

In March 1997, the PUC issued a show cause order to HECO requesting information to assist the PUC in determining if it should reduce HECO's rates and require HECO to refund any excess earnings to its ratepayers. The PUC noted that for 1996 HECO recorded a ROACE of 11.93% and a simple average rate of return on rate base (ROR) of 9.70%, which exceeded the 11.40% ROACE and 9.16% ROR determined to be reasonable by the PUC in HECO's last rate case. HECO filed a motion to close the proceeding in March 1998, based on the fact that the actual returns for 1997--a 10.26% ROACE and an 8.75% ROR--were below the returns the PUC found to be fair and reasonable in the last rate proceeding. The Consumer Advocate filed with the PUC a statement that it did not oppose HECO's request to close the proceedings. In November 1998 the PUC issued an order that granted HECO's motion and closed the docket. This proceeding did not affect HECO's electric rates.

Property Damage Reserve

See the "Property damage reserve" section in HECO's MD&A.

Competition

Legislation has been introduced in Congress that would restructure the electric utility industry with a view toward increasing competition by, for example, allowing customers to choose their generation supplier. In addition, the PUC instituted a proceeding in December 1996 to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See the "Competition" section in HECO's MD&A. Management cannot predict what changes, if any, may result from these efforts or what impact, if any, they may have on the Company's or consolidated HECO's financial condition, results of operations or liquidity.

The PUC proceeding seeks to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. In its order, the PUC recognized that Hawaii's stand-alone island energy systems are different from the interconnected systems of the contiguous states, but also recognized the need to determine how to respond in Hawaii to changes occurring in the industry. The PUC set forth a preliminary enumeration of the issues, including feasible forms of competition, the regulatory compact, public interest benefits, long-term integrated resource planning, appropriate treatment of potential stranded costs and the identification of the objectives and the establishment of a time frame for the introduction of competition in the electric industry. There are 19 parties in the proceeding including the Consumer Advocate, HECO, HELCO, MECO, Citizens Utilities (which serves the island of Kauai), the Department of Business, Economic Development, and Tourism of the State of Hawaii (DBEDT), the Counties of Maui, Hawaii and Kauai, the Department of Defense (the DOD, HECO's largest customer), various IPPs and others. Following a number of meetings, and the submission and presentation to the collaborative group of preliminary statements of positions (SOPs), the parties individually submitted final statements of position that were compiled and sent to the PUC in October 1998.

The position of HECO and its subsidiaries is that retail competition is not feasible in Hawaii. The conditions making electric industry restructuring feasible elsewhere generally are not present in Hawaii. Among other considerations, none of the island electric systems are interconnected, the island electricity markets are relatively small and there are barriers to entry by new generation suppliers. HECO and its subsidiaries propose to achieve some of the benefits of competition through proposals for (1) competitive bidding for new generation, (2) performance-based ratemaking (which would include an index-based price cap, an earnings sharing mechanism, and a benchmark incentive plan) and (3) innovative pricing provisions (including rate restructuring, expanded time-of-use rates, customer migration rates such as standby charges, flexible pricing to encourage economic development and to compete with customer generation options, new service options and two-part rates incorporating real-time pricing). HECO suggests in its SOP that these proposals be implemented through applications for PUC approval in a series of separate proceedings to be initiated by HECO in 1999 and 2000.

While the other parties' SOPs generally support competitive bidding for new generation, there is no consensus as to whether or as to the extent Hawaii's electricity markets should be restructured to introduce further competition. For example, the Consumer Advocate agrees that full scale retail generation competition is not now feasible in Hawaii, but proposes immediate rate unbundling and customer education, followed by rulemaking proceedings (1) to open transmission and distribution access on a limited basis (such as when new generation is needed) and determine the degree of any stranded cost recovery through nonbypassable access charges, (2) to permit conservation and energy management services to be provided to retail customers on a competitive basis, and (3) to implement competition for other customer services (metering and billing), as determined to be appropriate. The DOD also recognizes that retail generation competition is not now feasible, and proposes rate unbundling, the establishment of cost-based rates, the offering of additional rate options, performance-based ratemaking, and investigation of the unbundling and separate pricing of customer services. DBEDT proposes (1) rate unbundling, (2) competition for customer services and energy efficiency services, and (3) if additional analysis by the PUC confirms the feasibility of retail generation competition on Oahu, open transmission and distribution access for generators, divestiture of generation and customer service functions by utilities, and the formation of independent system operators (all targeted for 2002).

The PUC will determine what procedural steps, if any, will follow. No timetable has been set for such a determination. It is also possible that parties may seek legislative action on their proposals.

Savings bank--American Savings Bank, F.S.B.
-------------------------------------------

General

ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 1998, ASB was the third largest financial institution in the State of Hawaii with total assets of $5.7 billion and deposits of $3.9 billion.

HEI agreed with the Office of Thrift Supervision's (OTS) predecessor regulatory agency that ASB's regulatory capital would be maintained at a level of at least 6% of ASB's total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI's obligation to contribute additional capital was limited to a maximum aggregate amount of approximately $65.1 million. At December 31, 1998, HEI's maximum obligation to contribute additional capital has been reduced to approximately $28.3 million because of additional capital contributions of $36.8 million by HEI to ASB since the acquisition, exclusive of capital contributions made in connection with ASB's acquisition of most of the Hawaii operations of BoA. ASB is subject to OTS regulations on dividends and other distributions applicable to financial institutions regulated by the OTS.

ASB's earnings depend primarily on its net interest income--the difference between the interest income earned on interest-earning assets (loans receivable, mortgage-backed securities and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings, including borrowings from the Federal Home Loan Bank (FHLB) of Seattle).

The Deposit Insurance Funds Act of 1996 authorized a one-time deposit-insurance premium assessment by the Federal Deposit Insurance Corporation (FDIC) of 65.7 cents per $100 of deposits insured by the Savings Association Insurance Fund
(SAIF) and held as of March 31, 1995. ASB's assessment was $8.3 million after tax and was accrued in September 1996. The assessment resulted in a reduction of ASB's deposit-insurance premiums from 23 cents to 6.48 cents per $100 of deposits, effective January 1, 1997. With the reduction in deposit-insurance premiums, ASB's annual after-tax savings was approximately $2 million for 1997.

For additional information about ASB, including ASB's acquisition of most of the Hawaii operations of BoA in December 1997, see the "Savings Bank" sections under HEI's MD&A, HEI's Quantitative and Qualitative Disclosures About Market Risk and
Note 3 to HEI's Consolidated Financial Statements.

American Savings Bank, F.S.B. and subsidiaries
Selected consolidated financial information


Income statement data

Years ended December 31                                                          1998        1997        1996
---------------------------------------------------------------------------------------------------------------
(in thousands)
Interest income............................................................   $ 380,661    $277,618    $255,714
Interest expense...........................................................     216,994     164,662     153,664
---------------------------------------------------------------------------------------------------------------
Net interest income........................................................     163,667     112,956     102,050
Provision for loan losses..................................................     (13,802)     (6,934)     (7,631)
Other income...............................................................      29,222      16,517      15,688
Operating, administrative and general expenses.............................    (125,437)    (77,800)    (83,886)
---------------------------------------------------------------------------------------------------------------
Operating income...........................................................      53,650      44,739      26,221
Income taxes...............................................................      17,987      18,016      11,253
---------------------------------------------------------------------------------------------------------------
Income before preferred stock dividends....................................      35,663      26,723      14,968
Preferred stock dividends..................................................      (5,400)       (390)         --
---------------------------------------------------------------------------------------------------------------
Net income for common stock................................................   $  30,263    $ 26,333    $ 14,968
===============================================================================================================


Balance sheet data

December 31                                                                                       1998                1997
----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Assets
Cash and equivalents................................................................          $  352,566          $  249,607
Held-to-maturity investment securities..............................................             111,574             105,596
Held-to-maturity mortgage-backed securities.........................................           1,791,353           1,865,027
Loans receivable, net...............................................................           3,143,197           3,035,847
Other...............................................................................             177,976             169,843
Goodwill and other intangibles......................................................             115,006             122,492
----------------------------------------------------------------------------------------------------------------------------
                                                                                              $5,691,672          $5,548,412
============================================================================================================================
Liabilities and equity
Deposit liabilities.................................................................          $3,865,736          $3,916,600
Securities sold under agreements to repurchase......................................             515,330             375,366
Advances from Federal Home Loan Bank................................................             805,581             736,474
Other...............................................................................              92,153             124,185
----------------------------------------------------------------------------------------------------------------------------
                                                                                               5,278,800           5,152,625
Minority interests..................................................................                 113                  --
Preferred stock held by parent......................................................              75,000              75,000
Common stock equity.................................................................             337,759             320,787
----------------------------------------------------------------------------------------------------------------------------
                                                                                              $5,691,672          $5,548,412
============================================================================================================================

The following table sets forth selected data for ASB for the years indicated:

                                                                                             Years ended December 31,
                                                                              -------------------------------------------------
                                                                                     1998               1997               1996
-------------------------------------------------------------------------------------------------------------------------------
Common equity to assets ratio
 Average common equity divided by average
    total assets (1)..................................................              5.88%              6.09%              6.21%
Return on assets
 Net income for common stock divided by
    average total assets (1)(2).......................................              0.54               0.67 (3)           0.43 (4)
Return on common equity
 Net income for common stock divided by
    average common equity (1)(2)......................................              9.2               11.0  (3)           6.8  (4)

(1) Average balances for each year have been calculated using the average month-end balances during the year, with the average balances for 1997 reflecting the effect of the acquisition of most of BoA's Hawaii operations on December 6, 1997.

(2)  Net income includes amortization of goodwill and core deposit intangibles.

(3) Excluding the BoA - Hawaii one-time acquisition expenses, the return on assets and return on common equity ratios would have been 0.70% and 12.1%, respectively.

(4) Excluding the FDIC special assessment of $8.3 million after taxes, the return on assets and return on common equity ratios would have been 0.70% and 10.6%, respectively.

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

                                                                                           Years ended December 31,
                                                                          --------------------------------------------------
(in thousands)                                                                 1998                1997                1996
----------------------------------------------------------------------------------------------------------------------------
Assets
Investment securities...........................................          $  238,694          $  114,981          $   83,163
Mortgage-backed securities......................................           1,872,304           1,449,570           1,402,165
Loans receivable, net...........................................           3,075,870           2,143,106           1,868,489
Other...........................................................             432,647             213,124             167,894
                                                                          --------------------------------------------------
                                                                          $5,619,515          $3,920,781          $3,521,711
                                                                          ==================================================

Liabilities and stockholder's equity
Deposit liabilities.............................................          $3,860,546          $2,324,426          $2,210,058
Other borrowings................................................           1,265,686           1,261,511           1,023,223
Other...........................................................              87,609              90,300              69,677
Stockholder's equity............................................             405,674             244,544             218,753
                                                                          --------------------------------------------------
                                                                          $5,619,515          $3,920,781          $3,521,711
                                                                          ==================================================

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

As of December 31, 1998, the gap in the near term (0-6 months) was a negative 0.6% of total assets as compared to a cumulative one-year positive gap position of 0.8% of total assets. The difference between the near-term and one-year positive gap positions is primarily due to reduced amounts of repricing of interest-bearing liabilities such as in short-term certificates of deposits and other borrowings to support investment activities. The following table shows ASB's interest rate sensitivity at December 31, 1998:

                                                        Cumulative amounts at December 31, 1998
                                                              subject to repricing within
                                               -------------------------------------------------------
                                                  6 months   6 months     1-5      Over
(dollars in millions)                             or less    to 1 year   years    5 years    Total (1)
------------------------------------------------------------------------------------------------------
Interest-earning assets
-----------------------
Real estate loans and mortgage-
   backed securities
 Balloon and adjustable rate...................     $  933    $ 644    $   208    $    1     $ 1,786
 Fixed rate 1-4 unit residential...............        257      224      1,168       891       2,540
 Other.........................................         43       20         51        96         210
Consumer and other loans.......................        215       13         48        32         308
Commercial loans...............................         56        2         20        12          90
Other interest-earning assets..................        251       43         --        --         294
                                                    ------------------------------------------------
Total interest-earning assets..................      1,755      946      1,495     1,032       5,228
                                                    ------------------------------------------------

Interest-bearing liabilities
----------------------------
Certificate accounts...........................        980      534        174        61       1,749
Money market accounts..........................         52       44        201        30         327
Negotiable Order of Withdrawal accounts........         66       59        335       169         629
Passbook accounts..............................        186       68        437       470       1,161
FHLB advances..................................         93       84        436       193         806
Other borrowings...............................        413       77         33        --         523
                                                    ------------------------------------------------
Total interest-bearing liabilities.............      1,790      866      1,616       923       5,195
                                                    ------------------------------------------------

Interest rate sensitivity gap (2)..............     $  (35)   $  80    $  (121)   $  109     $    33
                                                    ================================================

Cumulative interest rate
 sensitivity gap...............................     $  (35)   $  45    $   (76)   $   33
                                                    ====================================


Cumulative interest rate sensitivity
 gap over total assets.........................      (0.61)%   0.79%     (1.34)%   0.58%
----------------------------------------------------------------------------------------------------

(1) The table does not include $464 million of noninterest-earning assets and $84 million of noninterest-bearing liabilities.

(2) The difference between the total interest-earning assets and the total interest-bearing liabilities.

Interest income and interest expense

The following table sets forth average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the years indicated. Average balances for each year have been calculated using the average month-end or daily average balances during the year, with the average balances for 1997 reflecting the effect of the acquisition of most of BoA's Hawaii operations on December 6, 1997.

                                                                                    Years ended December 31,
(dollars in thousands)                                               1998                    1997                    1996
---------------------------------------------------------------------------------------------------------------------------
Loans
 Average balances...................................             $3,075,870              $2,143,106              $1,868,489
 Interest income....................................             $  246,299              $  174,489              $  155,865
 Weighted-average yield.............................                   8.01%                   8.14%                   8.34%

Mortgage-backed securities
 Average balances...................................             $1,872,304              $1,449,570              $1,402,165
 Interest income....................................             $  120,608              $   95,990              $   94,561
 Weighted-average yield.............................                   6.44%                   6.62%                   6.74%

Investments (1)
 Average balances...................................             $  238,694              $  114,981              $   83,163
 Interest and dividend income.......................             $   13,754              $    7,139              $    5,288
 Weighted-average yield.............................                   5.76%                   6.21%                   6.36%

Total interest-earning assets
 Average balances...................................             $5,186,868              $3,707,657              $3,353,817
 Interest and dividend income.......................             $  380,661              $  277,618              $  255,714
 Weighted-average yield.............................                   7.34%                   7.49%                   7.62%

Deposits
 Average balances...................................             $3,860,546              $2,324,426              $2,210,058
 Interest expense...................................             $  142,069              $   89,099              $   91,164
 Weighted-average rate..............................                   3.68%                   3.83%                   4.12%

Borrowings
 Average balances...................................             $1,265,686              $1,261,511              $1,023,223
 Interest expense...................................             $   74,925              $   75,563              $   62,500
 Weighted-average rate..............................                   5.92%                   5.99%                   6.11%

Total interest-bearing liabilities
 Average balances...................................             $5,126,232              $3,585,937              $3,233,281
 Interest expense...................................             $  216,994              $  164,662              $  153,664
 Weighted-average rate..............................                   4.23%                   4.59%                   4.75%

Net balance, net interest income
 and interest rate spread
  Net balance.......................................             $   60,636              $  121,720              $  120,536
  Net interest income...............................             $  163,667              $  112,956              $  102,050
  Interest rate spread..............................                   3.11%                   2.90%                   2.87%

(1)  Investments include stock in the Federal Home Loan Bank of Seattle.

The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted-average interest rate multiplied by prior year average portfolio balance) and (2) changes in volume (change in average portfolio balance multiplied by prior period rate). Any remaining change is allocated to the above two categories on a pro rata basis.

                                                                                           Increase (decrease) due to
                                                                                 --------------------------------------------
(in thousands)                                                                    Rate             Volume             Total
-----------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998 vs. 1997
-------------------------------------
Income from interest-earning assets
 Loan portfolio.......................................................           $(2,833)          $ 74,643          $ 71,810
 Mortgage-backed securities...........................................            (2,674)            27,292            24,618
 Investments..........................................................              (552)             7,167             6,615
                                                                                 --------------------------------------------
                                                                                  (6,059)           109,102           103,043
                                                                                 --------------------------------------------
Expense from interest-bearing liabilities
 Deposits.............................................................            (3,620)            56,590            52,970
 FHLB advances and other borrowings...................................              (887)               249              (638)
                                                                                 --------------------------------------------
                                                                                  (4,507)            56,839            52,332
                                                                                 --------------------------------------------
Net interest income...................................................           $(1,552)          $ 52,263          $ 50,711
                                                                                 ============================================

Year ended December 31, 1997 vs. 1996
-------------------------------------
Income from interest-earning assets
 Loan portfolio.......................................................           $(3,813)           $22,437           $18,624
 Mortgage-backed securities...........................................            (1,712)             3,141             1,429
 Investments..........................................................              (128)             1,979             1,851
                                                                                 --------------------------------------------
                                                                                  (5,653)            27,557            21,904
                                                                                 --------------------------------------------
Expense from interest-bearing liabilities
 Deposits.............................................................            (6,622)             4,557            (2,065)
 FHLB advances and other borrowings...................................            (1,249)            14,312            13,063
                                                                                 --------------------------------------------
                                                                                  (7,871)            18,869            10,998
                                                                                 --------------------------------------------
Net interest income...................................................           $ 2,218            $ 8,688           $10,906
                                                                                 ============================================

Other income

In addition to net interest income, ASB has various sources of other income, including fee income from servicing loans, fees on deposit accounts, rental income from premises and other income. Other income totaled approximately $29.2 million in 1998, $16.5 million in 1997 and $15.7 million in 1996. The increase in other income during 1998 was primarily due to an increase in fee income from deposits and other branch services.

Lending activities

General. Loans and mortgage-backed securities of $4.9 billion represented 86.7% of total assets at December 31, 1998, compared to $4.9 billion, or 88.3%, and $3.3 billion, or 93.1%, at December 31, 1997 and 1996, respectively. ASB's net loan and mortgage-backed securities portfolio increase in 1997 was primarily due to the purchase of $0.9 billion of Hawaii-based BoA loans and the purchase of $0.8 billion in mortgage-backed securities, primarily in anticipation of the BoA acquisition. ASB's loan portfolio consists primarily of conventional residential mortgage loans which are not insured by the Federal Housing Administration nor guaranteed by the Veterans Administration.

The following tables set forth the composition of ASB's loan and mortgage-backed securities portfolio:

                                                                            December 31,
                                  ---------------------------------------------------------------------------------------------
                                                1998                            1997                             1996
                                  ---------------------------------------------------------------------------------------------
(dollars in thousands)                Balance         % of total       Balance        % of total       Balance       % of total
-------------------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional...................      $2,785,170          56.44%      $2,631,298          53.69%      $1,800,365          53.87%
Construction and development...          35,274           0.72           32,569           0.67           29,964           0.89
                                     ------------------------------------------------------------------------------------------
                                      2,820,444          57.16        2,663,867          54.36        1,830,329          54.76
Less
Deferred fees and discounts....         (21,229)         (0.43)         (16,055)         (0.33)         (17,759)         (0.53)
Undisbursed loan funds.........         (14,685)         (0.30)         (13,724)         (0.28)         (14,532)         (0.43)
Allowance for losses...........         (27,944)         (0.57)         (20,450)         (0.42)         (15,792)         (0.47)
                                     -----------------------------------------------------------------------------------------
Total real estate loans, net...       2,756,586          55.86        2,613,638          53.33        1,782,246          53.33
                                     -----------------------------------------------------------------------------------------
Other loans
Loans on deposits..............          16,836           0.34           17,473           0.36           15,441          0.46
Consumer and other loans.......         304,164           6.16          342,146           6.98          192,315          5.75
Commercial loans...............          94,045           1.91           88,315           1.80           18,548          0.56
                                     ------------------------------------------------------------------------------------------
                                        415,045           8.41          447,934           9.14          226,304          6.77
Less
Deferred fees and discounts....              (7)         (0.00)             (14)         (0.00)             (23)        (0.00)
Undisbursed loan funds.........         (16,592)         (0.33)         (16,211)         (0.33)          (3,086)        (0.09)
Allowance for losses...........         (11,835)         (0.24)          (9,500)         (0.19)          (3,413)        (0.10)
                                     ------------------------------------------------------------------------------------------
Total other loans, net.........         386,611           7.84          422,209           8.62          219,782          6.58
                                     ------------------------------------------------------------------------------------------
Mortgage-backed securities,
 net of discounts..............       1,791,353          36.30        1,865,027          38.05        1,340,073         40.09
                                     ------------------------------------------------------------------------------------------
 Total loans and mortgage-
   backed securities, net......      $4,934,550         100.00%      $4,900,874         100.00%      $3,342,101        100.00%
                                     ==========================================================================================

(1)  Includes renegotiated loans.

                                                                                    December 31,
                                                          -------------------------------------------------------------
                                                                   1995                                       1994
                                                          -------------------------------------------------------------
(dollars in thousands)                                    Balance        % of total           Balance       % of total
-----------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional.....................................       $1,495,955         47.75%            $1,657,935          57.34%
Construction and development.....................           29,650          0.95                 36,184           1.25
                                                        ---------------------------------------------------------------
                                                         1,525,605         48.70              1,694,119          58.59
Less
 Deferred fees and discounts.....................          (15,244)        (0.49)               (21,159)         (0.73)
 Undisbursed loan funds..........................          (10,422)        (0.33)               (16,056)         (0.56)
 Allowance for losses............................          (10,837)        (0.34)                (7,259)         (0.25)
                                                        ---------------------------------------------------------------
Total real estate loans, net.....................        1,489,102         47.54              1,649,645          57.05
                                                        ---------------------------------------------------------------
Other loans
Loans on deposits................................           15,688          0.50                 15,378           0.53
Consumer and other loans.........................          170,743          5.45                144,505           5.00
Commercial loans.................................           20,560          0.66                 18,369           0.64
                                                        ---------------------------------------------------------------
                                                           206,991          6.61                178,252           6.17
Less
 Deferred fees and discounts.....................              (38)        (0.00)                   (52)         (0.00)
 Undisbursed loan funds..........................           (6,175)        (0.20)                (2,256)         (0.08)
 Allowance for losses............................           (2,079)        (0.07)                (1,534)         (0.05)
                                                        --------------------------------------------------------------
Total other loans, net...........................          198,699          6.34                174,410           6.04
                                                        --------------------------------------------------------------

Mortgage-backed securities, net of discounts.....        1,444,832         46.12              1,067,287          36.91
                                                        --------------------------------------------------------------
 Total loans and mortgage-backed
    securities, net..............................       $3,132,633        100.00%            $2,891,342         100.00%
                                                        ==============================================================

(1)  Includes renegotiated loans.

Origination, purchase and sale of loans. Generally, loans originated and purchased by ASB are secured by real estate located in Hawaii. As of December 31, 1998, approximately $87.8 million of loans purchased from other lenders were secured by properties located in the continental United States. For additional information, including information concerning the geographic distribution of ASB's mortgage-backed securities portfolio and the geographic concentration of credit risk, see Note 14 to HEI's Consolidated Financial Statements.

The amount of loans originated during 1998, 1997, 1996, 1995 and 1994 were $631 million, $327 million, $498 million, $382 million and $523 million, respectively. The demand for loans is primarily dependent on the Hawaii real estate market and loan refinancing activity. The increases in loans originated in 1998 from 1997 and in 1996 from 1995 were due primarily to higher refinancings. The decreases in loans originated in 1997 from 1996 and in 1995 from 1994 were due in part to the slow Hawaii real estate market.

Residential mortgage lending. ASB is permitted to lend up to 100% of the appraised value of the real property securing a loan. Its general policy is to require private mortgage insurance when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For nonowner-occupied residential properties, the loan-to-value ratio may not exceed 90% of the lower of the appraised value or purchase price at origination.

Construction and development lending. ASB provides both fixed and adjustable rate loans for the construction of one-to-four residential unit and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, all construction and development loans are priced higher than loans secured by completed structures. ASB's underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 1998, 1997 and 1996, construction and development loans represented 1.1%, 1.0% and 1.5%, respectively, of ASB's gross loan portfolio. See "Loan portfolio risk elements."

Multifamily residential and commercial real estate lending. Permanent loans secured by multifamily properties (generally apartment buildings), as well as commercial and industrial properties (including office buildings, shopping centers and warehouses), are originated by ASB for its own portfolio as well as for participation with other lenders. In 1998, 1997 and 1996, loans on these types of properties accounted for approximately 2.8%, 2.7% and 3.2%, respectively, of ASB's total mortgage loan originations. The objective of commercial real estate lending is to diversify ASB's loan portfolio to include sound, income-producing properties.

Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB also offers VISA cards, automobile loans, general purpose consumer loans, second mortgage loans, home equity lines of credit, checking account overdraft protection and unsecured lines of credit. In 1998, 1997 and 1996, loans of these types accounted for approximately 3.1%, 9.0% and 8.0%, respectively, of ASB's total loan originations. In 1998, consumer loan originations decreased primarily due to the increased amount of first mortgage refinancings which caused less demand for second mortgage loans and home equity lines of credit.

Corporate banking/commercial lending. ASB is authorized to make both secured and unsecured corporate banking loans to business entities. This lending activity is designed to diversify ASB's asset structure, shorten maturities, provide rate sensitivity to the loan portfolio and attract business checking deposits. ASB acquired $56.9 million of corporate banking loans from BoA in 1997 and has developed a larger corporate banking department. As of December 31, 1998, 1997 and 1996, corporate banking loans represented 2.8%, 2.8% and 0.8%, respectively, of ASB's total net loan portfolio.

Loan origination fee and servicing income. In addition to interest earned on loans, ASB receives income from servicing loans, for late payments and from other related services. Servicing fees are received on loans originated and subsequently sold by ASB through a securitization process and also on loans for which ASB acts as collection agent on behalf of third-party purchasers. ASB acquired the servicing rights for approximately $305 million of residential loans from BoA in 1997.

ASB generally charges the borrower at loan settlement a loan origination fee ranging from 2% to 3% of the amount borrowed. See the "Loan origination and commitment fees" section in Note 1 to HEI's Consolidated Financial Statements.

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified in a real estate owned account until it is sold. ASB's real estate acquired in settlement of loans represented 0.10% of total assets at December 31, 1998 and 0.07% of total assets at December 31, 1997 and 1996.

In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are over 90 days past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (renegotiated loans). ASB had no loans which were over 90 days past due on which interest was being accrued as of the dates presented in the table below. The level of nonaccrual and renegotiated loans represented 3.1%, 2.4%, 2.5%, 1.7% and 1.4%, of ASB's total net loans outstanding at December 31, 1998, 1997, 1996, 1995 and 1994, respectively. The following table sets forth certain information with respect to nonaccrual and renegotiated loans as of the dates indicated:

                                                                                   December 31,
                                                          -------------------------------------------------------------------
(in thousands)                                             1998           1997           1996           1995           1994
-----------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans--
Real estate
 1-4 unit residential.............................        $46,931        $36,643        $23,585        $11,533        $ 8,773
 Income property..................................         29,456         29,955         19,832         13,820         14,224
                                                          -------------------------------------------------------------------
Total real estate.................................         76,387         66,598         43,417         25,353         22,997
Commercial........................................          2,030            776            937             11             25
Consumer..........................................          7,088          4,435          2,701          1,702            793
                                                          -------------------------------------------------------------------
Total nonaccrual loans............................        $85,505        $71,809        $47,055        $27,066        $23,815
                                                          ===================================================================
Renegotiated loans not included above--
Real estate
 1-4 unit residential.............................        $ 1,705        $ 2,264        $ 3,211        $ 1,053        $ 1,004
 Income property..................................         10,559             --             --             --             --
 Commercial.......................................             --             --             --             --             --
                                                          -------------------------------------------------------------------
Total renegotiated loans..........................        $12,264        $ 2,264        $ 3,211        $ 1,053        $ 1,004
                                                          ===================================================================

ASB's policy generally is to place mortgage loans on a nonaccrual status (interest accrual is suspended) when the loan becomes more than 90 days past due or on an earlier basis when there is a reasonable doubt as to its collectability. Loans on nonaccrual status amounted to $85.5 million (2.6% of total loans), $71.8 million (2.3% of total loans), $47.1 million (2.3% of total loans), $27.1 million (1.6% of total loans) and $23.8 million (1.3% of total loans) at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

Since 1994, the increases in nonaccrual loans were a result of Hawaii's weak economy. In 1996, the $20.0 million increase in nonaccrual loans was attributable primarily to a single real estate developer with residential, commercial real estate and commercial loans totaling approximately $16.5 million that were restructured during 1996. In 1997, the $24.8 million increase in nonaccrual loans included a $13.1 million increase in nonaccruing, smaller balance residential loans and a $10.1 million increase in nonaccruing, income property real estate loans. In 1998, the $13.7 million increase in nonaccrual loans was primarily due to a $10.3 million increase in nonaccruing, smaller balance residential loans.

In 1998, ASB renegotiated two income property loans which are currently making timely monthly payments of principal and interest.

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

The following table presents the changes in the allowance for loan losses for the years indicated.

                                                                      Years ended December 31,
                                                      -----------------------------------------------------
(dollars in thousands)                                     1998       1997       1996       1995      1994
-----------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of year..........   $29,950    $19,205    $12,916    $ 8,793    $5,314

Additions to provisions for losses....................    13,802      6,934      7,631      4,887     3,983
Allowance for losses on loans acquired from BoA.......        --      6,445         --         --        --

Net charge-offs
Real estate loans.....................................     1,549        992        390         69       109
Other loans...........................................     2,424      1,642        952        695       395
                                                         --------------------------------------------------
Total net charge-offs.................................     3,973      2,634      1,342        764       504
                                                         --------------------------------------------------
Allowance for loan losses, end of year................   $39,779    $29,950    $19,205    $12,916    $8,793
                                                         ==================================================
Ratio of net charge-offs during the year to average
 loans outstanding....................................      0.13%      0.12%      0.07%      0.04%     0.03%
                                                         ==================================================

ASB's ratio of provisions for loan losses during the year to average loans outstanding was 0.45%, 0.32%, 0.41%, 0.28% and 0.21% for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. In 1997, a nonspecific allowance for loan losses amounting to approximately $6.4 million was recorded in assigning acquisition cost to the loans receivable acquired from BoA. In 1998, 1997, 1996 and 1995, to establish additional specific loss allowances and in response to a rising trend of delinquencies caused by Hawaii's weak economy, ASB increased its loss reserve by $9.8 million, $4.3 million, $6.3 million and $4.1 million, respectively.

Investment activities

In recent years, ASB's investment portfolio consisted primarily of stock of the FHLB of Seattle, federal agency obligations and mortgage-backed securities. In response to the then increasing interest rate environment, management decided in 1994 to liquidate ASB's portfolio of securities held for trading and the liquidation was completed in October 1994. ASB recognized a one-time gain on sale of trading account securities in 1995 in accordance with implementation guidance provided in a Financial Accounting Standards Board special report. ASB did not maintain a portfolio of securities held for trading during 1996, 1997 or 1998.

ASB's investment portfolio, excluding mortgage-backed securities to be held-to-maturity, consisted of a $43.0 million investment in U.S. Treasury securities and a $68.6 million investment in FHLB stock as of December 31, 1998. Investment in FHLB stock amounted to $63.5 million and $37.5 million as of December 31, 1997 and 1996, respectively. The weighted-average rate on investments during 1998, 1997 and 1996 was 6.23%, 7.57% and 7.80%, respectively. The amount that ASB is required to invest in FHLB stock is determined by regulatory requirements. See "Regulation and other matters--Savings bank regulation-- Federal Home Loan Bank System."

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

Deposits. ASB's deposits are obtained primarily from residents of Hawaii. In 1998, ASB had average deposits of $3.9 billion, with a net savings outflow of $174.1 million, excluding interest credited to deposit accounts, compared to a net savings inflow in 1997 of $21.9 million, excluding $1.7 billion in deposits assumed from BoA. In 1996, ASB had a net savings outflow of $152 million, excluding interest credited to deposit accounts. The net savings outflows in 1998 and 1996 were partly due to competition from the equity market and management's decision not to pursue high-priced certificates of deposits. In the three years ended December 31, 1998, ASB had no deposits placed by or through a broker.

The following table illustrates the distribution of ASB's average deposits and average daily rates by type of deposit for the years indicated. Average balances for a year have been calculated using the average of month-end balances during the year, with the average balances for 1997 reflecting the effect of the acquisition of most of BoA's Hawaii operations on December 6, 1997.

                                                                  Years ended December 31,
                        -------------------------------------------------------------------------------------------------
                                          1998                        1997                               1996
                        -------------------------------------------------------------------------------------------------
                                       % of    Weighted                % of     Weighted                 % of    Weighted
                           Average    total    average    Average     total     average    Average      total    average
(dollars in thousands)     balance   deposits   rate %    balance    deposits    rate %    balance    deposits   rate %
-------------------------------------------------------------------------------------------------------------------------
Passbook accounts.....   $1,152,048    29.8%    2.87%  $  899,368     38.7%      2.98%   $  922,129    41.7%     3.41%
Negotiable Order of
 Withdrawal accounts..      616,612    16.0     0.93      305,626     13.2       1.19       271,696    12.3      1.60
Money market accounts.      329,128     8.5     3.94       93,425      4.0       3.76        65,494     3.0      3.51
Certificate accounts..    1,762,758    45.7     5.13    1,026,007     44.1       5.38       950,739    43.0      5.59
                         ------------------------------------------------------------------------------------------------
Total deposits........   $3,860,546   100.0%    3.68%  $2,324,426    100.0%      3.83%   $2,210,058   100.0%     4.12%
                         ================================================================================================

At December 31, 1998, ASB had $772 million in certificate accounts of $100,000 or more, maturing as follows:


(in thousands)                                                                                            Amount
-----------------------------------------------------------------------------------------------------------------
Three months or less.........................................................................            $397,725
Greater than three months through six months.................................................             214,470
Greater than six months through twelve months................................................             131,471
Greater than twelve months...................................................................              28,729
                                                                                                         --------
                                                                                                         $772,395
                                                                                                         ========

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

At December 31, 1998, 1997 and 1996, advances from the FHLB amounted to $806 million, $736 million and $684 million, respectively. The weighted-average rates on the advances from the FHLB outstanding at December 31, 1998, 1997 and 1996 were 6.17%, 6.26% and 6.42%, respectively. The maximum amount outstanding at any month-end during 1998, 1997 and 1996 was $831 million, $941 million and $691 million, respectively. Advances from the FHLB averaged $779 million, $701 million and $560 million during 1998, 1997 and 1996, respectively, and the approximate weighted-average rate thereon was 6.25%, 6.32% and 6.49%, respectively. During 1996, the increase in advances supported investment activities as management decided not to pursue high-priced certificates of deposits. During 1997, increased advances from the FHLB were needed to support investment activities. In anticipation of the BoA acquisition, ASB acquired approximately $0.8 billion in mortgage-backed securities which were temporarily funded in part by advances from the FHLB. During 1998, increased advances were needed to support loan originations.

At December 31, 1998 and 1997, securities sold under agreements to repurchase consisted of mortgage-backed securities sold to brokers/dealers under fixed-coupon agreements. The agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of securities underlying the agreements remains in the asset accounts. At December 31, 1998, 1997 and 1996, the entire outstanding amounts under these agreements of $515 million (including accrued interest of $1.5 million), $375 million (including accrued interest of $0.9 million) and $480 million (including accrued interest of $1.6 million), respectively, were to purchase identical securities. The weighted-average rates on securities sold under agreements to repurchase outstanding at December 31, 1998, 1997 and 1996 were 5.36%, 5.71% and 5.50%, respectively. The maximum amount outstanding at any month-end during 1998, 1997 and 1996 was $551 million, $765 million and $480 million, respectively. Securities sold under agreements to repurchase averaged $470 million, $560 million and $463 million during 1998, 1997 and 1996, respectively, and the approximate weighted-average interest rate thereon was 5.53%, 5.58% and 5.65%, respectively. During 1997, increased securities sold under agreements to repurchase were needed to temporarily fund the purchase of mortgage-backed and investment securities in anticipation of the BoA acquisition.

Other borrowings, as of December 31, 1998 and 1997, represented cash management repurchase transactions. ASB sweeps selected commercial customers' excess deposit balances into an overnight repurchase transaction.

The following table sets forth information concerning ASB's advances from FHLB and other borrowings at the dates indicated:

                                                                                                December 31,
                                                                          ----------------------------------------------------
(dollars in thousands)                                                        1998                 1997                 1996
------------------------------------------------------------------------------------------------------------------------------

Advances from FHLB..............................................          $  805,581           $  736,474           $  684,274
Securities sold under agreements to repurchase..................             515,330              375,366              479,742
Other borrowings................................................               8,470               11,326                   --
                                                                          ----------------------------------------------------
Total borrowings................................................          $1,329,381           $1,123,166           $1,164,016
                                                                          ====================================================

Weighted-average rate...........................................                5.84%                6.06%                6.04%
                                                                          ====================================================

Competition

The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of locations, hours and perceptions of the institution's financial soundness and safety. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. In Hawaii, there were 3 thrifts, 13 FDIC-insured banks and 113 credit unions at September 30, 1998. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. To meet the competition, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, convenient branch locations with interbranch deposit and withdrawal privileges at each branch and approximately 150 convenient automated teller machines. ASB also conducts advertising and promotional campaigns.

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

Credit Union Developments. The 1934 Federal Credit Union Act states that credit union membership "shall be limited to groups having a common bond of occupation or association" or to groups in a well-defined geographical area. In 1982, the National Credit Union Administration expanded its definition of "common bond" to allow "multiple common bonds"--i.e., small businesses that lacked enough workers to form their own credit unions were allowed to join existing credit unions, so long as each group of employees had its own "bond." Government officials estimate that rule allowed credit unions to add approximately 15 million people to their membership rolls. In February 1998, the Supreme Court decided that this expanded definition of "common bond" was impermissible, holding that the 1934 law required all members of a credit union to share a single common bond. In August 1998, the Credit Union Membership Access Act became law, which, among other things, amended the 1934 law to retroactively authorize credit union membership based on multiple common bonds, as long as each of the relevant groups has (with some exceptions) fewer than 3,000 members. The Credit Union Membership Access Act also facilitates the ability of insured credit unions to convert to mutual savings banks or savings associations, and requires that insured credit unions meet capital standards similar to those enacted for banks and thrifts in 1991.

In December 1998, the National Credit Union Administration voted to adopt final rules to implement the Credit Union Membership Access Act. The new rules appear to favor the creation of larger credit unions by facilitating the merger of credit unions with fewer than 3,000 members. Several members of the House Banking Committee criticized the new rules as disregarding Congressional intent and indicated further legislation is possible. The American Bankers Association has also filed a suit challenging the new rules. It is too early to evaluate whether these developments will result in increased competition for ASB by credit unions.

Other
-----

Freight transportation -- Hawaiian Tug & Barge Corp. and Young Brothers, Limited
--------------------------------------------------------------------------------

General

HTB and its wholly owned subsidiary, YB, were acquired by HEI in 1986. A substantial portion of the state's commodities are imported. HTB provides marine transportation services in Hawaii and the Pacific area, including charter tug and barge and harbor tug operations. YB, which is a regulated interisland cargo carrier, transports general freight and containerized cargo by barge on a regular schedule between all major ports in Hawaii. YB moved 3.6 million revenue tons of cargo between the islands in 1998, compared to 3.5 million revenue tons in 1997.

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

HEI Power Corp.
---------------

HEIPC was formed in March 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific (collectively, the HEIPC Group).

The HEIPC Group is actively pursuing other projects in Asia and the Pacific. The success of any project undertaken by the HEIPC Group in foreign countries will be dependent on many factors, including the economic, political, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by HEIPC will be successfully completed or that HEIPC's investment in any such project will not be lost, in whole or in part.

For a discussion of the HEIPC Group, its operating losses, projects, investments and commitments, see the "Other" section in HEI's MD&A and the "China project" section of Note 17 to HEI's Consolidated Financial Statements.

Discontinued operations
-----------------------

For information concerning the Company's discontinued property and casualty insurance operations formerly conducted by HIG and its discontinued residential real estate development business conducted by MPC and its subsidiaries, see Note 15 to HEI's Consolidated Financial Statements. Also see Item 3, "Legal proceedings--Discontinued operations."

Regulation and other matters
----------------------------

Holding company regulation

HEI and HECO are holding companies within the meaning of the Public Utility Holding Company Act of 1935 (1935 Act). However, under current rules and regulations, they are exempt from the comprehensive regulation of the SEC under the 1935 Act except for Section 9(a)(2) (relating to the acquisition of securities of other public utility companies) through compliance with certain annual filing requirements under the 1935 Act for holding companies which own utility businesses that are intrastate in character. The exemption afforded HEI and HECO may be revoked if the SEC finds that such exemption "may be detrimental to the public interest or the interest of investors or consumers." HEI and HECO may own or have interests in foreign utility operations without adversely affecting this exemption so long as the requirements of other exemptions under the 1935 Act are satisfied. HEI has obtained the PUC certification which is a prerequisite to obtaining an exemption for foreign utility operations and to the Company's maintenance of its exemption under the 1935 Act if it acquires such ownership interests. In 1996, HEI filed with the SEC a Form U-57, "Notification of Foreign Utility Company Status," on behalf of HEI Power Corp. Guam (for the HEIPC Group's Guam project). In 1998, HEI filed two Forms U-57 on behalf of Baotou Tianjiao Power Co., Ltd. (for the HEIPC Group's China project) and on behalf of Cagayan Electric Power and Light Co., Inc. (for the HEIPC Group's investment in the Philippines).

Legislation has been introduced in Congress in the past that would repeal the 1935 Act leaving the regulation of utility holding companies to be governed by other federal and state laws. Management cannot predict if this legislation will be enacted or the final form it might take.

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

OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. Such restrictions, if applicable to HEI and HEIDI, would significantly limit the kinds of activities in which HEI and HEIDI and their subsidiaries may engage. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the qualified thrift lender (QTL) test discussed below. See "Savings bank regulation--Qualified thrift lender test." ASB must continue to meet the qualified thrift lender test in order to avoid restrictions on the activities of HEI and HEIDI and their subsidiaries which could result in a need to divest ASB. ASB met the QTL test at all times during 1998.

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

The abilities of certain of HEI's subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization, the electric utility subsidiaries would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. The consolidated common stock equity of HEI's electric utility subsidiaries was 49% of their total capitalization (including the current maturities of long-term debt and preferred stock sinking fund requirements due within one year but excluding short-term borrowings) as of December 31, 1998. As of December 31, 1998, HECO and its subsidiaries had net assets of $787 million, of which approximately $433 million were not available for transfer to HEI without regulatory approval.

The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB's capital and would improve ASB's financial condition, ASB is prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. See "Savings bank regulation--Prompt corrective action."

As a Tier-1 institution (one that meets its capital requirements and has not been notified by the OTS that it is in need of more than normal supervision), ASB may make capital distributions in amounts up to one-half of ASB's surplus capital ratio (the amount of its capital in excess of its capital requirement) at the beginning of a calendar year, plus its year-to-date net income for that calendar year. ASB, as a Tier-1 institution, may exceed the foregoing limits if ASB provides a thirty-day advance notice to the OTS and receives no objection within thirty days. However, even in the case of distributions within the permissible limits, a thirty day advance notice to the OTS is required.

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

Electric utility regulation

The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of HECO and its electric utility subsidiaries. See the previous discussion under "Electric utility--Rates" and the "Regulation of electric utility rates" and "Recent rate requests" sections in HECO's MD&A.

The PUC has ordered the electric utility subsidiaries to develop plans for the integration of demand-side and supply-side resources available to meet consumer energy needs efficiently, reliably and at the lowest reasonable cost. See the previous discussion under "Electric utility--Integrated Resource Planning and requirements for additional generating capacity."

In March 1995, the PUC opened a generic docket to investigate whether Hawaii public utilities should be allowed to establish property damage reserves to recover the cost of damage to their facilities and equipment caused by catastrophic disasters, and in March 1998 decided that such reserves should not be established. See "Property damage reserve" in HECO's MD&A. Management cannot predict how the PUC might apportion the responsibility for restoration costs with respect to any uninsured catastrophic losses that HECO or its subsidiaries may incur in the future.

On December 30, 1996, the PUC issued an order instituting a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See the previous discussion under "Electric utility--Competition."

On March 10, 1997, the PUC issued a show cause order to HECO requesting information to assist the PUC in determining if it should reduce HECO's rates and require HECO to refund any excess earnings to its ratepayers. See the previous discussion under "Electric utility--PUC Show Cause Order."

Any adverse decision or policy made or adopted by the PUC, or any prolonged delay in rendering a decision, could have a material adverse effect on consolidated HECO's and the Company's financial condition, results of operations or liquidity.

Certain transactions between HEI's electric public utility subsidiaries (HECO, MECO and HELCO) and HEI and affiliated interests, are subject to regulation by the PUC. All contracts (including summaries of unwritten agreements), made on or after July 1, 1988 of $300,000 or more in a calendar year for management, supervisory, construction, engineering, accounting, legal, financial and similar services and for the sale, lease or transfer of property between a public utility and affiliated interests must be filed with the PUC to be effective, and the PUC may issue cease and desist orders if such contracts are not filed. All such affiliated contracts for capital expenditures (except for real property) must be accompanied by comparative price quotations from two nonaffiliates, unless the quotations cannot be obtained without substantial expense. Moreover, all transfers of $300,000 or more of real property between a public utility and affiliated interests require the prior approval of the PUC and proof that the transfer is in the best interest of the public utility and its customers. If the PUC, in its discretion, determines that an affiliated contract is unreasonable or otherwise contrary to the public interest, the utility must either revise the contract or risk disallowance of the payments for rate-making purposes. In rate-making proceedings, a utility must also prove the reasonableness of payments made to affiliated interests under any affiliated contract of $300,000 or more by clear and convincing evidence. An "affiliated interest" is defined by statute and includes officers and directors of a public utility, every person owning or holding, directly or indirectly, 10% or more of the voting securities of a public utility, and corporations which have in common with a public utility more than one-third of the directors of that public utility.

In January 1993, to address community concerns expressed at the time, HECO proposed that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. The PUC opened a docket and initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices had resulted in or were having any negative effects on HECO, its electric utility subsidiaries and ratepayers. In May 1994, the PUC selected a consultant, Dennis Thomas and Associates, to perform the review. In early 1995, Dennis Thomas and Associates issued its report (the Thomas report) to the PUC. The Thomas report concluded that "on balance, diversification has not hurt electric ratepayers." Other major findings were that (1) no utility assets have been used to fund HEI's nonutility investments or operations, (2) management processes within the electric utilities operate without interference from HEI and (3) HECO's access to capital did not suffer as a result of HEI's involvement in nonutility activities and that diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by HECO's utility customers. The Thomas report also included a number of recommendations, most of which the Company has implemented. In December 1996, the PUC issued an order that adopted the Thomas report in its entirety, ordered HECO to continue to provide the PUC with status reports on its compliance with the PUC agreement (pursuant to which HEI became the holding company of HECO) and closed the investigation and proceeding. The PUC has not required that the Company implement all of the recommendations in the Thomas report. In the order, the PUC also stated that it adopted the recommendation of the DOD that HECO, MECO and HELCO present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove such effects from the cost of capital. In its most recent rate increase application filed in the first quarter of 1998, MECO provided an affidavit of a consultant retained by Dennis Thomas and Associates for the review. The consultant stated that "the methodology used to establish the allowed rate of return for electric utility operations inherently avoids any bias which might be introduced by HEI's diversified activities," and further stated that the findings of the comprehensive review conducted for the Thomas report with respect to the availability and cost of capital to HEI and its utility subsidiaries would not be expected to be materially different from those adopted by the PUC in December 1996. See also "Holding company regulation."

HECO and its subsidiaries are not subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act, except under Sections 210 through 212 (added by Title II of PURPA and amended by the Energy Policy Act of 1992), which permit the Federal Energy Regulatory Commission to order electric utilities to interconnect with qualifying cogenerators and small power producers, and to wheel power to other electric utilities. Title I of PURPA, which relates to retail regulatory policies for electric utilities, also applies to HECO and its subsidiaries. Title VII of the Energy Policy Act of 1992, which creates "exempt wholesale generators" (EWGs) as a category that is exempt from the 1935 Act and which addresses transmission access, also applies to HECO and its subsidiaries. The Company cannot predict the extent to which cogeneration, EWGs or transmission access will reduce its electrical loads, reduce its current and future generating and transmission capability requirements or affect its financial condition, results of operations or liquidity.

Because they are located in the State of Hawaii, HECO and its subsidiaries are exempt by statute from limitations set forth in the Powerplant and Industrial Fuel Act of 1978 on the use of petroleum as a primary energy source.

Savings bank regulation

ASB, a federally chartered savings bank, and its holding companies are subject to the regulatory supervision of the OTS and, in certain respects, the FDIC. In addition, ASB must comply with Federal Reserve Board reserve requirements and OTS liquidity requirements. See "Liquidity and capital resources--Savings bank" in HEI's MD&A.

Deposit insurance coverage. The Federal Deposit Insurance Act, as amended by Federal Deposit Insurance Corporation Insurance Act of 1991 (FDICIA), and regulations promulgated by the FDIC, govern insurance coverage of deposit amounts. Generally, the deposits maintained by a depositor in an insured institution are insured to $100,000, with the amount of all deposits held by a depositor in the same capacity (even if held in separate accounts) aggregated for purposes of applying the $100,000 limit. For example, all deposits held in a depositor's individual capacity are aggregated with each other but not with deposits maintained by such depositor and his or her spouse in a qualifying joint account, these latter joint deposits being separately insured to an aggregate of $100,000. Similarly, an individual's interest in deposits at the same institution in any combination of certain retirement accounts and employee benefit plans will be added together and insured up to $100,000 in the aggregate.

In addition, institutions that are "well capitalized" under the FDIC's prompt corrective action regulations are generally able to provide "pass-through" insurance coverage (i.e., insurance coverage that passes through to each owner/beneficiary of the applicable deposit) for the deposits of most employee benefit plans (i.e., $100,000 per individual participating, not $100,000 per plan). Consequently, the FDIC deposit insurance regulations require financial institutions to provide employee benefit plan depositors information, not otherwise available, on the institution's capital category and whether "pass-through" deposit insurance is available. As of December 31, 1998, ASB was "well capitalized."

Federal thrift charter. The legislative outlook for continued existence of the federal thrift charter and the flexibility afforded thrift holding companies is uncertain. If federal thrift charters were eliminated by legislation and ASB obtained a bank charter, and if the legislation did not include grandfathering provisions, HEI and its subsidiaries might become subject to the restrictions on the permissible activities of a bank holding company. This could require HEI to divest its interest in ASB. In 1998, financial modernization legislation, which would have continued the federal thrift charter but restricted the permissible activities of non-grandfathered thrift holding companies, passed the House of Representatives in May 1998 and was reported favorably by the Senate Committee on Banking, Housing, and Urban Affairs, in September 1998, but ultimately was not enacted.

The new Congress, which convened in January 1999, is considering legislation to address several of the issues that would have been covered had the 1998 legislation been enacted. Senate and House committee hearings on this proposed legislation were held in February 1999, and the issue of the federal thrift charter was the subject of extensive testimony and sharply differing opinions during these hearings. At this time it is uncertain whether or in what form any of these legislative proposals might ultimately be adopted or the extent to which the business of HEI or ASB might be affected by any legislation that may be adopted.

For a discussion of the disparity in the deposit insurance assessment rates and Financing Corporation assessment rates that ASB and other thrifts have paid in relation to the rates that most commercial banks have paid and the special assessment made by the FDIC on ASB and other thrifts in 1996 to provide adequate funding for the SAIF and thereby permit a reduction in deposit insurance assessment rates for thrifts and potential federal legislation affecting financial institutions, see "Deposit insurance premiums and regulatory developments" in Note 3 to HEI's Consolidated Financial Statements and page 39 of HEI's MD&A.

Capital requirements. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), the OTS has set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. As of December 31, 1998, ASB was in compliance with all of the minimum standards with a core capital ratio of 5.3% (compared to a 3% requirement), a tangible capital ratio of 5.3% (compared to a 1.5% requirement) and risk-based capital ratio of 12.7% (based on risk-based capital of $322.2 million, $118.3 million in excess of the 8% requirement).

On March 2, 1999, the OTS issued final rules (effective April 1, 1999) revising its risk-based capital standards as part of the effort by the OTS, FDIC, the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency to implement the provisions of the Riegle Community Development and Regulatory Improvement Act of 1994, which requires these agencies to work together to make uniform their respective regulations and guidelines implementing common statutory or supervisory policies. The March 2, 1999 OTS revisions affect the risk-based capital treatment of: (1) construction loans on presold residential properties; (2) junior liens on 1- to 4-family residential properties; (3) investments in mutual funds; and (4) the core capital leverage ratio for institutions which do not have a composite rating of "1" under the Uniform Financial Institution Rating System (i.e., the CAMELS rating system). Under the new rules, an institution with a composite rating of "1" under the CAMELS rating system must maintain core capital in an amount equal to at least 3% of adjusted total assets. All other institutions must maintain a minimum core capital of 4% of adjusted total assets, and higher capital ratios may be required if warranted by particular circumstances. Had the new rules been in place at December 31, 1998, ASB would have met the minimum core capital requirement of 4% of adjusted total assets.

Affiliate transactions. Significant restrictions apply to certain transactions between ASB and its affiliates, including HEI and its direct and indirect subsidiaries. FIRREA significantly altered both the scope and substance of such limitations on transactions with affiliates and provided for thrift affiliate rules similar to, but more restrictive than, those applicable to banks. For example, ASB is prohibited from making any loan or other extension of credit to an entity affiliated with ASB unless the affiliate is engaged exclusively in activities which the Federal Reserve Board has determined to be permissible for bank holding companies. There are also various other restrictions which apply to certain transactions between ASB and certain executive officers, directors and insiders of ASB. ASB is also barred from making a purchase of or any investment in securities issued by an affiliate, other than with respect to shares of a subsidiary of ASB.

Financial Derivatives and Interest Rate Risk. In 1996, the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency issued a joint agency policy statement to bankers to provide guidance on sound practices for managing IRR. However, the OTS has elected not to pursue a standardized policy towards interest rate risk and investment and derivatives activities with the other federal banking regulators.

On December 1, 1998, the OTS issued final rules on financial derivatives, effective January 1, 1999. The OTS views these final rules as consistent with, although more detailed than, the 1996 joint policy statement. The purpose of these rules is to update the OTS rules on financial derivatives, which had remained virtually unchanged for over 15 years. Most significantly, the new rules address interest rate swaps, a derivative instrument commonly used by thrifts to manage interest rate risk which was not addressed in the prior OTS rules. Currently ASB does not use interest rate swaps to manage interest rate risk. Generally speaking, the new rules permit thrifts to engage in transactions involving financial derivatives to the extent these transactions are otherwise authorized under applicable law and are safe and sound.

The new rules have required ASB to revise its internal procedures for handling financial derivative transactions, including increased involvement of the ASB board of directors in authorizing and monitoring financial derivative transactions. ASB has not yet determined whether the internal procedures required by the new rules will materially affect its ability to continue to carry out the type of financial derivative transactions it had previously conducted.

Concurrently with the issuance of the new rules of financial derivative transactions, the OTS also adopted on December 1, 1998 Thrift Bulletin 13a (TB
13a) for purpose of providing guidance on the management of interest rate risks, investment securities and derivatives activities. TB 13a also describes the guidelines OTS examiners will use in assigning the "Sensitivity to Market Risk" component rating under the Uniform Financial Institutions Rating System (i.e., the CAMELS rating system). TB 13a became effective on December 1, 1998, and replaces several previous Thrift Bulletins dealing with interest rate risk and securities activities.

TB 13a updates the OTS's minimum standards for thrift institutions' interest rate risk management practices with regard to board-approved risk limits and interest rate risk measurement systems, and makes several significant changes. First, under TB 13a, institutions no longer set board-approved limits or provide measurements for the plus and minus 400 basis point interest rate scenarios prescribed by the original TB 13. TB 13a also changes the form in which those limits should be expressed. Second, TB 13a provides guidance on how the OTS will assess the prudence of an institution's risk limits. Third, TB 13a raises the size threshold above which institutions should calculate their own estimates of the interest rate sensitivity of Net Portfolio Value (NPV) from $500 million to $1 billion in assets. Fourth, TB 13a specifies a set of desirable features that an institution's risk measurement methodology should utilize. Finally, TB 13a provides an extensive discussion of "sound practices" for interest rate risk management.

TB 13a also contains guidance on thrifts' investment and derivatives activities by describing the types of analysis institutions should perform prior to purchasing securities or financial derivatives. TB13a also provides guidelines on the use of certain types of securities and financial derivatives for purposes other than reducing portfolio risk.

Finally, TB 13a provides detailed guidelines for implementing part of the Notice announcing the revision of the CAMELS rating system, published by the Federal Financial Institutions Examination Council. That publication announced revised interagency policies that, among other things, established the Sensitivity to Market Risk component rating (the "S" rating). TB 13a provides quantitative guidelines for an initial assessment of an institution's level of interest rate risk. Examiners have broad discretion in implementing those guidelines. It also provides guidelines concerning the factors examiners consider in assessing the quality of an institution's risk management systems and procedures.

Adoption of the final TB 13a requires ASB to revise certain aspects of its internal procedures, including increased involvement of the ASB board of directors in the process of managing interest rate risk. ASB does not believe, however, that the adoption of the final TB 13a will materially affect the policies it has applied to manage interest rate risk.

Supervision. The adoption of FDICIA in 1991 subjected the banking and thrift industries to heightened regulation and supervision. FDICIA made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. FDICIA also limited deposit insurance coverage, implemented changes in consumer protection laws and called for least-cost resolution and prompt corrective action with regard to troubled institutions.

Pursuant to FDICIA, the federal banking agencies promulgated regulations which may affect the operations of ASB and its holding companies. Such regulations address, for example, standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates, and loans to insiders.

Prompt corrective action. FDICIA establishes a statutory framework that is triggered by the capital level of a savings association and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The OTS rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".

A savings association that is undercapitalized or significantly undercapitalized is subject to additional mandatory supervisory actions and a number of discretionary actions if the OTS determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the SAIF. A savings association that is critically undercapitalized must be placed in conservatorship or receivership within 90 days, unless the OTS and the FDIC concur that other action would be more appropriate.

Interest rates. FDIC regulations restrict the ability of financial institutions that are not "well capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 1998, ASB was "well capitalized" and thus not subject to these interest rate restrictions.

Qualified thrift lender test. FDICIA amended the QTL test provisions of FIRREA by reducing the percentage of assets thrifts must maintain in "qualified thrift investments" from 70% to 65%, and changing the computation period to require that the percentage be reached on a monthly average basis in nine out of the previous 12 months. The 1997 Omnibus Appropriations Act expanded the types of loans that constitute "qualified thrift investments" from the traditional category of housing-related loans to include small business loans, education loans, loans made through credit card accounts, as well as a basket of other consumer loans and certain other types of assets not to exceed 20% of total assets. Savings associations that fail to satisfy the QTL test by not holding the required percentage of "qualified thrift investments" are subject to various penalties, including limitations on their activities and restrictions on their FHLB advances. Failure to satisfy the QTL test would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries and could effectively result in the required divestiture of ASB. At all times during 1998, ASB was in compliance with the QTL test. See "Holding company regulation."

Federal Home Loan Bank System.  ASB is a member of the FHLB System which
--------------------------------
consists of 12 regional FHLBs. The FHLB System provides a central credit facility for member institutions. ASB, as a member of the FHLB of Seattle, is required to own shares of capital stock in the FHLB of Seattle in an amount equal to the greater of 1% of ASB's aggregate unpaid residential loan principal at the beginning of each year, 0.3% of total assets or 5% of FHLB advances outstanding. The FHLBs serve as the central liquidity facilities for savings associations and resources of long-term funds for financing housing. Long-term advances may only be made for the purpose of providing funds for financing residential housing. Additionally, at such time as an advance is made or renewed, it must be secured by collateral from one of the following categories:
(1) fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. Government or any agency thereof; (3) FHLB deposits; and (4) other real estate-related collateral that has a readily ascertainable value and with respect to which a security interest can be perfected. The aggregate amount of outstanding advances secured by such other real estate-related collateral may not exceed 30% of the member's capital.

Community Reinvestment. In 1977, Congress enacted the Community Reinvestment Act (CRA) to ensure that banks and thrifts help meet the credit needs of their communities, including low- and moderate-income areas, consistent with safe and sound lending practices. The OTS will consider ASB's CRA record in evaluating an application for a new deposit facility, including the establishment of a branch, the relocation of a branch or office, or the acquisition of an interest in another bank or thrift. ASB received a CRA rating of "outstanding" from the OTS in December 1997.

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

In August 1996, federal legislation was enacted that repeals the percentage of taxable income method of tax accounting for bad debt reserves used by ASB and other "large" thrift institutions. In place of this bad debt reserve method, ASB is required to use the specific charge-off method used by most other businesses. These rules are generally effective for taxable years beginning after 1995. The related transaction rules eliminate the potential recapture of federal income tax deductions arising from the bad debt reserve created prior to 1988. Only post-1987 reserve net additions are subject to recapture into taxable income ratably over a six-year period, beginning in 1997. As of December 31, 1996, ASB had a deferred tax liability of approximately $4.8 million for its post-1987 reserve.

Pending legislation. For a discussion of potential federal legislation addressing the merger of the Bank Insurance Fund and SAIF, thrift rechartering and financial modernization, and possible adverse effects on HEI, see "Liquidity and capital resources--Savings bank" in HEI's MD&A.

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

Water quality controls. As part of the process of generating electricity, water used for condenser cooling of the electric utility subsidiaries' steam electric generating stations is discharged into ocean waters or into underground injection wells. The subsidiaries are required periodically to obtain permits from the DOH in order to be allowed to discharge the water, including obtaining permit renewals for existing facilities and new permits for new facilities. The electric utility subsidiaries must obtain National Pollutant Discharge Elimination System permits from the DOH to allow wastewater and storm water discharges into state waters for their coastal generating stations and Underground Injection Control (UIC) permits for wastewater discharge to underground injection wells for one MECO facility and several HELCO facilities.

The Federal Oil Pollution Act of 1990 (OPA) governs actual or threatened oil releases in navigable U.S. waters (inland waters and up to three miles offshore) and waters of the U.S.' exclusive economic zone (up to 200 miles to sea from the shoreline). Responsible parties under OPA are jointly, severally and strictly liable for oil removal costs incurred by the federal government or the state and damages to natural resources and real or personal property. Responsible parties include vessel owners and operators. OPA imposes fines and jail terms ranging in severity depending on how the release was caused. OPA also requires that responsible parties submit certificates of financial responsibility sufficient to meet the responsible party's maximum limited liability. HTB complies with this requirement through coverage with the Water Quality Insurance Syndicate and YB qualifies as a self-insurer. The Coast Guard issued interim guidelines in September 1992, which included the requirement that a spill response plan be submitted by February 18, 1993, and be finalized by August 18, 1993. The EPA and federal Department of Transportation also have similar requirements for submission of spill response plans. The EPA issued its proposed rules and guidelines on this matter in February 1993 and finalized its rules in July 1994. With HTB exiting the fuel transportation business at the end of 1993, the Company's freight transportation operations subject the Company to significantly lessened environmental risks. Although HTB's fuel and lubricating oil and the other cargo carried in its barges may be accidentally discharged into ocean waters causing a pollution hazard, the quantities carried do not pose a major environmental hazard. HTB and YB employees are trained to respond to oil or other spills that occur. HTB and YB filed spill response plans in 1993, 1995 and 1996. The utilities filed preliminary spill response plans in 1993 for certain facilities. Revised Facility Spill Response Plans (FSRPs) and additional FSRPs were filed in 1994 and 1995.

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

Due to leaks in two wastewater treatment system tanks, an estimated 2,000 gallons of boiler cleaning wastewater was released to a HELCO Hill facility drainage well in January 1997. After confirming that the wastewater discharged exhibited characteristics of a hazardous waste, notification was provided to federal, state and county agencies. A post-release drainage well sample collected indicated that well conditions were nonhazardous. The treatment tanks were repaired, the drainage well cleaned and a semiannual well status check was performed by a consultant with satisfactory results. The DOH issued a Notice of Apparent Violation of the UIC permit in February 1997. The DOH has not taken any follow-up action regarding this incident and management does not expect any future follow-up action to be taken.

In April 1997, HECO, on behalf of HELCO, notified the DOH that it became aware that industrial oily wastewater was discharging into HELCO's Waimea facility's dry well system in noncompliance with the facility's UIC permit. The discharge of oily wastewater was stopped and, in May 1997, a written incident report was submitted to the DOH. The DOH issued a Notice of Apparent Violation. The well was cleaned and in July 1997 a response was submitted to a DOH request for information. The DOH performed a site inspection in September 1997 and, in January 1998, the DOH issued an NOV imposing a civil penalty fine on HELCO of $36,000, which HELCO paid in January 1998. The DOH then closed this case. In January 1999, however, oil was re-discovered in the dry well and the DOH was notified. The reappearance of oil in the well is believed to be related to seepage of residual subsurface oil into the well due to heavy rainfall. The well was cleaned out and is being monitored. A status report was submitted to the DOH in February 1999.

Air quality controls. The generation stations of the utility subsidiaries operate under air pollution control permits issued by the DOH and, in a limited number of cases, by the EPA. The entire electric utility industry is affected by the 1990 Amendments to the Clean Air Act. Hawaii utilities may be affected by the air toxics provisions (Title III) when the Maximum Allowable Control Technology (MACT) emission standards are proposed for generation units. Hawaii utilities are affected by the operating permit provisions (Title V). On November 26, 1993, the DOH adopted implementing regulations which required submission of permit applications during 1994 for existing sources. All applications were filed in 1994 as required and supplementary information was filed in 1995,1996 and 1997. Results of further air quality analyses could trigger requirements to mitigate emission impacts. Title V permits have been issued for Honolulu, Maalaea, Lanai City, Miki Basin and Palaau Power Plants. Permits for other plants are pending.

On November 1, 1989, the DOH issued an NOV to MECO indicating that Maalaea units X-1 and X-2 had exceeded operating limitations of 12 hours per day at various times in 1988. These incidents resulted from unscheduled unit outages and resulted in no net increase in emissions by MECO.

Subsequently, MECO took steps to preclude future violations. An application for a permit modification was submitted to the EPA, revising the operating hour limitation to annual rather than daily. Approval was received from the EPA in July 1992. Units X-1 and X-2 continue to operate in compliance with the revised permit.

Following a unit overhaul, emission compliance tests conducted for MECO's Maalaea Unit 14 in late 1995 indicated that particulate emissions were in excess of PSD permit limits. Corrective actions were taken and a retest in February 1996 confirmed that the unit returned to compliance with PSD permit limits. All test reports were submitted to the DOH. By letter dated July 15, 1996, the DOH indicated that an NOV will be issued for the past violations.

By letter dated January 31, 1997, the DOH invited MECO to meet to discuss settlement of open matters. An agreement was reached with the DOH to resolve the NOV issued for X-1 and X-2 operating hours during 1988 and any other air permit violations which may have occurred from November 1, 1989 until November 1, 1996 (including past violations of Maalaea Unit 14 discussed in the previous paragraph). MECO and the DOH executed a final consent order, dated August 10, 1998, disposing of the NOV. In accordance with the order, MECO will pay $100,000 over two years to the Hawaii Nature Center for funding environmental education projects.

Initial source tests in December 1989 and subsequent retesting for HELCO's CT-2 generating unit indicated particulate emissions above permitted levels. Following analysis, HECO (on behalf of HELCO) proposed in November 1990 that the permitted particulate limit be increased. By letter dated April 13, 1992, the EPA concurred that revision is warranted. The DOH issued an NOV on August 17, 1992 for the noncomplying emissions. HECO and HELCO worked with the DOH, the manufacturer and a consultant to determine an appropriate new emission limit for particulates as well as oxides of nitrogen. In accordance with discussions with the DOH, CT-2 continues to operate pending issuance of a revised permit. On January 20, 1998, the DOH issued an NOV to HELCO for noncomplying emissions from March 16, 1993 through December 20, 1994 and from March 22, 1996 through November 6, 1997. HELCO paid fines totaling $22,100 in the settlement of both the 1992 and 1998 NOVs. Unit CT-2 is currently operating within all permit limits by virtue of its having passed its November 1997 and November 1998 source tests. The DOH has prepared a draft permit for CT-2 with revised limits for emissions of particulates and nitrogen oxides and will be scheduling a public hearing.

For other air permit issues relating to HELCO, see the previous discussion under "HELCO power situation--PSD permit."

On July 16, 1997, the EPA adopted national ambient air quality standards for certain particulate matter and the ozone. The new standards will not require local pollution controls until 2004 for the ozone and 2005 for particulate matter, with no compliance determinations until 2007 and 2008, respectively, and with possible extensions. The eventual impact of these new standards on the Company is not known at this time.

Hazardous waste and toxic substances controls. The operations of the electric utility and freight transportation subsidiaries are subject to regulations promulgated by the EPA to implement the provisions of the Resource Conservation and Recovery Act (RCRA), the Superfund Amendments and Reauthorization Act and the Toxic Substances Control Act. The DOH has been working towards obtaining primacy to operate state-authorized RCRA (hazardous waste) programs. The DOH finalized RCRA administrative rules in mid-June 1994, with the rules becoming effective on June 18, 1994. The DOH's state contingency plan and the State of Hawaii Environmental Response Law (ERL) rules were adopted in August 1995.

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

RCRA underground storage tank (UST) regulations require all facilities with USTs used to store petroleum products to comply with costly leak detection, spill prevention and new tank standard retrofit requirements within a specified compliance period based on tank age. On August 5, 1996, the EPA conducted an UST Field Citation inspection at the Ward Avenue complex. During the inspection HECO was cited for a minor infraction, which was immediately corrected. HECO received an NOV and paid a nominal fine.

During 1998, the DOH conducted UST inspections at HELCO's Kona and Kanoelehua operations centers (May 1998); MECO's Kahului T&D baseyard (June 1998); and HECO's Waiau power plant (August 1998), Koolau Baseyard (August 1998) and Kahe power plant (September 1998). Both HELCO facilities were found to be operating in compliance with UST regulations. The DOH subsequently issued NOVs for alleged deficiencies in compliance with UST requirements for MECO's and HECO's facilities. MECO received an NOV in July 1998 for the Kahului baseyard. MECO completed corrective measures and is currently preparing its certification of compliance status with the assistance of HECO's Environmental Department. The DOH issued NOVs to HECO for the Koolau and Kahe facilities in December 1998, and for the Waiau facility in January 1999. Corrective measures were completed and certifications of compliance status were submitted to the DOH for Koolau and Kahe in January 1999, and Waiau in February 1999. Additional enforcement actions by the DOH are not anticipated at this time. UST regulations required that all UST systems comply with new tank standards by December 22, 1998 or be closed. All HECO, HELCO and MECO USTs currently meet these standards and continue in operation.

The Emergency Planning and Community Right-to-Know Act under Superfund Amendments and Reauthorization Act Title III requires HECO, MECO and HELCO to report hazardous chemicals present in their facilities in order to provide the public with information on these chemicals so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. All HECO, MECO and HELCO facilities are in compliance with applicable annual reporting requirements to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments. In September 1995, the EPA published a notice of proposed rule making to expand the types of industries required to file annual Toxic Release Inventory reports (i.e., to report facility releases of toxic chemicals). The final rule, issued on May 1, 1997, includes the steam electric category (effective January 1, 1998), which previously was exempt from Toxic Release Inventory reporting requirements. Facilities are implementing actions to comply with reporting requirements. Release reports for 1998 must be filed with the EPA by July 1, 1999.

The Toxic Substances Control Act regulations specify procedures for the handling and disposal of polychlorinated biphenyls (PCB), a compound found in transformer and capacitor dielectric fluids. HECO and its subsidiaries have instituted procedures to monitor compliance with these regulations. In addition, HECO has implemented a program to identify and replace PCB transformers and capacitors in the HECO system. All HECO, MECO and HELCO facilities are currently believed to be in compliance with PCB regulations. In 1997, the EPA published the final rule on the PCB disposal amendments. The rule provides flexibility in selecting disposal technologies for PCB wastes and expands the list of available decontamination procedures; provides less burdensome mechanisms for obtaining EPA approval for a variety of activities; clarifies and/or modifies certain provisions where implementation questions have arisen; modifies the requirements regarding the use and disposal of PCB equipment; and addresses outstanding issues associated with the notification and manifesting of PCB wastes and changes in the operation of commercial storage facilities. This rule streamlines procedures and focuses on self-implementing requirements and the elimination of duplication. Some activities currently requiring PCB disposal approvals will no longer require those approvals. The EPA believes that this rule will result in substantial cost savings to the regulated community while protecting against unreasonable risk of injury to health and the environment from exposure to PCBs.

By letter dated August 21, 1992, the EPA issued to MECO a notice of potential liability and request for information relating to a federal Superfund closure investigation at the North American Environmental, Inc. (NAE) storage facility in Clearfield, Utah. The EPA identified MECO as a potentially responsible party for three PCB capacitors originally contracted for disposal by Westinghouse. Although Westinghouse has already disposed of the capacitors, MECO was obligated to comply with the information requests attached to the EPA notice. A preliminary response to the EPA's information request was submitted to the EPA on October 5, 1992. MECO has since received confirmation from Westinghouse that the three capacitors were removed from the NAE facility and incinerated at Aptus (an EPA-approved facility in Kansas) on September 16, 1992. By letter dated December 2, 1992, the EPA notified MECO that a draft Administrative Order on Consent (AOC) for the cleanup of the NAE facility had been sent to potentially responsible parties that have waste remaining at the NAE site and to parties that have expressed a desire to participate in the cleanup. MECO did not receive a draft AOC because the three PCB capacitors were removed from the NAE facility and incinerated. By letter dated February 8, 1993, Westinghouse confirmed that it would indemnify MECO pursuant to its contract for this matter. In early 1995, the EPA issued an AOC to the Freeport Center and the Defense Logistics Agency
(DLA). The NAE site received EPA closure in 1996. All PCB wastes were removed and disposed of in accordance with the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). Final determination on cost recovery from other PRPs remains with Freeport Center and the DLA. To date, MECO has not received correspondence from either party.

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

For information regarding the investigation of the Honolulu Harbor area, see
Note 17 to HEI's Consolidated Financial Statements and Note 12 to HECO's Consolidated Financial Statements. The Technical Work Group anticipates that the Phase I report will be completed by the end of April 1999. Phase I work includes: 1) data assimilation, review and evaluation to characterize the extent of subsurface contamination; 2) data gap analysis to determine additional areas requiring investigation; and 3) conceptual site model development, including an assessment of probable exposure pathways.

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

ASB may be subject to the provisions of CERCLA and regulations promulgated thereunder. CERCLA imposes liability for environmental cleanup costs on certain categories of responsible parties, including the current owner and operator of a facility and prior owners or operators who owned or operated the facility at the time the hazardous substances were released or disposed. CERCLA exempts persons whose ownership in a facility is held primarily to protect a security interest, provided that they do not participate in the management of the facility. Although there may be some risk of liability for ASB for environmental cleanup costs, the Company believes the risk is not as great for ASB, which specializes in residential lending, as it may be for other depository institutions which have a larger portfolio of commercial loans.

For information about environmental conditions at the power plant in Guam operated by HEI Power Corp. Guam, see the "Other" section in HEI's MD&A.

Securities ratings
------------------

As of March 16, 1999, the Standard & Poor's (S&P) and Moody's Investors Service's (Moody's) ratings of HEI's and HECO's securities were as follows:

                                                                                 S&P                   Moody's
---------------------------------------------------------------------------------------------------------------
HEI
---
Commercial paper..............................................................   A-2                    P-2
Medium-term notes.............................................................   BBB                    Baa2
HEI-obligated preferred securities of trust subsidiary........................   BB+                    baa3

HECO
----
Commercial paper..............................................................   A-2                    P-2
Revenue bonds (insured).......................................................   AAA                    Aaa
Revenue bonds (noninsured)....................................................   BBB+                   Baa1
HECO-obligated preferred securities of trust subsidiaries.....................   BBB-                   baa1
Cumulative preferred stock (selected series)..................................   nr                     baa2

nr  Not rated.

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating. These ratings reflect only the view of the applicable rating agency at the time the ratings are issued, from whom an explanation of the significance of such ratings may be obtained. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency's judgment, circumstances so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the market price or marketability of HEI's and/or HECO's securities, which could increase the cost of capital of HEI and HECO. Neither HEI nor HECO management can predict future rating agency actions or their effects on the future cost of capital of HEI or HECO.

The revenue bonds in the above table are issued by the Department of Budget and Finance of the State of Hawaii for the benefit of HECO and its subsidiaries, but the source of their repayment are the unsecured obligations of HECO and its subsidiaries under loan agreements and notes issued to the Department, including HECO's guarantees of its subsidiaries' obligations. The payment of principal and interest due on several series of these revenue bonds are insured by MBIA Insurance Corporation, and the ratings of those bonds are based on the ratings of the obligations of the bond insurer rather than HECO.

In December 1998, following the issuance of an additional $50 million of trust preferred securities, Moody's downgraded HECO's preferred stock rating from baa1 to baa2 citing "the more material layer of [trust preferred] securities in [HECO's] capital structure, which could have a priority claim in bankruptcy over the holders of preferred stock, as opposed to a fundamental change in [HECO's] credit quality."

In February 1999, S&P announced a new single credit rating scale for all fixed income obligations, including debt, hybrid securities and preferred stock. HEI-obligated preferred securities of trust subsidiary were rated BBB- on the old scale and are now rated BB+ on the new single scale. HECO-obligated preferred securities of trust subsidiaries were rated BBB on the old scale and are now rated BBB- on the new scale.

In February 1999, S&P also lowered the amount of equity credit accorded to preferred stock and trust preferred securities, but it also indicated that this is unlikely to affect the credit ratings of issuers because this was only one factor taken into account to establish their credit ratings.

Research and development
------------------------

HECO and its subsidiaries expensed approximately $2.2 million, $2.3 million and $2.1 million in 1998, 1997 and 1996, respectively, for research and development. Contributions to the Electric Power Research Institute accounted for most of the expenses. There were also expenses in the areas of energy conservation, environmental and emissions controls, and expenses for studies relative to technologies that are applicable to HECO, its subsidiaries and their customers.

Employee relations
------------------

At December 31, 1998, the Company had 3,722 full-time employees, compared with 3,672 at December 31, 1997. At December 31, 1998 and 1997, HEI had 49 and 50 full-time employees, respectively.

HECO

At December 31, 1998, HECO and its subsidiaries had 2,020 full-time employees, compared with 2,115 at December 31, 1997.

In August 1998, HECO, MECO and HELCO employees represented by the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, ratified new collective bargaining agreements covering approximately 67% of the employees of HECO, MECO and HELCO. The new collective bargaining agreements (including benefit agreements) cover a two-year period from November 1, 1998 through October 31, 2000. The main provisions of the agreements include noncompounded wage increases of 1.5% effective May 1, 1999 and 2.0% effective January 1, 2000, and lump sum payments of $350 or $500 per employee following ratification. The parties also signed an agreement committing to work towards resolving issues in order to succeed in a competitive environment and towards seeking improvements in efficiency and service while lowering costs, including changes in work practices and rules.

HTB

HTB and YB have a collective bargaining agreement with the Inlandboatmen's Union of the Pacific effective from July 26, 1998 through June 30, 2001, which was ratified on August 1, 1998. The agreement provides for a 1.9% wage increase for the first year, a 1.8% wage increase for the second year and a 2.4% wage increase for the third year. The agreement covers all unionized employees of HTB and YB employed on ocean, interisland, harbor tug operations and dispatchers. It excludes journeyman craftsmen (covered in YB's contract with the International Longshoremen's and Warehousemen's Union), office clerical employees, professional and management employees, guards and watchmen.

YB has a collective bargaining agreement covering the period of July 1, 1996 through June 30, 1999 with the International Longshoremen's and Warehousemen's Union, Hawaii Division, Local 142. The agreement provides for a 13.4% wage increase over the three-year period. The agreement covers all regularly scheduled employees, receiving and delivery clerks on the docks loading and discharging vessels, all maintenance personnel, documentation clerks and customer service representatives employed by YB in the state. The agreement excludes confidential employees, professional employees, supervisory employees, guards and other clerical personnel. Renegotiation of this agreement typically follows completion of the West Coast (Pacific Maritime Association) and Longshore Hawaii contracts and begins six to eight months after the expiration of the agreement. During this period, the agreement has typically been extended on a daily basis with at least 72 hours prior written notice of cancellation.

Other
The employees of HEI and its direct and indirect subsidiaries are not covered by any collective bargaining agreement, except as identified above.

ITEM 2.    PROPERTIES

HEI leases office space from a nonaffiliated lessor in downtown Honolulu and
---
this lease expires on March 31, 2001. HEI also subleases office space from HECO in downtown Honolulu. The properties of HEI's subsidiaries are as follows:

Electric utility
----------------

See page 5 for the "Generation statistics" of HECO and its subsidiaries, including generating and firm purchased capability, reserve margin and annual load factor.

HECO owns and operates three generating plants on the island of Oahu at
----
Honolulu, Waiau and Kahe, with an aggregate generating capability of 1,263 MW at December 31, 1998. The three plants are situated on HECO-owned land having a combined area of 535 acres. In addition, HECO owns a total of 127 acres of land on which are located substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility.

Electric lines are located over or under public and nonpublic properties. Most of HECO's leases, easements and licenses have been recorded.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, poles (fully owned or jointly owned) and steel or aluminum high voltage transmission towers. The transmission system operates at 46,000 and 138,000 volts. The total capacity of HECO's transmission and distribution substations was 6,506, 400 kilovoltamperes at December 31, 1998.

HECO owns buildings and approximately 11.5 acres of land located in Honolulu which houses its operating, engineering and information services departments and a warehousing center. It also leases an office building and certain office spaces in Honolulu. The lease for the office building expires in November 2004, with an option to further extend the lease to November 2012. The leases for certain office spaces expire on various dates through November 30, 2007 with options to extend to various dates through November 30, 2017.

HECO owns 19.2 acres of land at Barbers Point used to situate fuel oil storage facilities with a combined capacity of 970,700 barrels. HECO also owns fuel oil tanks at each of its plant sites with a total maximum usable capacity of 844,600 barrels.

MECO owns and operates two generating plants on the island of Maui, at Kahului
----
and Maalaea, with an aggregate capability of 217.2 MW as of December 31, 1998. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 172,000 barrels.

MECO's administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

MECO also owns and operates smaller distribution systems, generation systems (with an aggregate capability of 22.5 MW as of December 31, 1998) and fuel storage facilities on the islands of Lanai and Molokai, primarily on land owned by MECO.

HELCO owns and operates five generating plants on the island of Hawaii. These
-----
plants at Hilo (2), Waimea, Kona and Puna have an aggregate generating capability of 161.4 MW as of December 31, 1998 (excluding two small run-of-river hydro units, four 1-MW dispersed generators and one small windfarm). The plants are situated on HELCO-owned land having a combined area of approximately 43 acres. HELCO also owns 6 acres of land in Kona, which is used for a baseyard, and it leases 4 acres of land for its baseyard in Hilo. The lease expires in 2030. The deeds to the sites located in Hilo contain certain restrictions which do not materially interfere with the use of the sites for public utility purposes. HELCO leases 78 acres of land for the windfarm.

The properties of HELCO are subject to a first mortgage securing HELCO's outstanding first mortgage bonds, which amounted to $5 million as of December 31, 1998.

Savings bank
------------

ASB owns its executive office building located in downtown Honolulu and land and
---
an office building in the Mililani Technology Park on Oahu.

The following table sets forth certain information with respect to branches owned and leased by ASB and its subsidiaries at December 31, 1998.

                                                                                      Number of branches
                                                                -------------------------------------------------------------
                                                                               Owned              Leased               Total
-----------------------------------------------------------------------------------------------------------------------------
Oahu............................................................                  11                  36                  47
Maui............................................................                   3                   4                   7
Kauai...........................................................                   3                   3                   6
Hawaii..........................................................                   2                   5                   7
Molokai.........................................................                  --                   1                   1
                                                                ------------------------------------------------------------
                                                                                  19                  49                  68
                                                                ============================================================

The net book value of branches and office facilities is approximately $49 million. Of this amount, $39 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $10 million represents the net book value of ASB's leasehold improvements. The leases expire on various dates from April 1999 through November 2014 and 20 of the leases have extension provisions.

Other
-----

Freight transportation
----------------------

HTB owned six tugboats ranging from 1,430 to 3,400 horsepower, two tenders (auxiliary boats) of 500 horsepower and one flatdecked barge as of December 31, 1998.

HTB owns no real property, but rents on a month-to-month basis its pier property used in its operations from the State of Hawaii under a revocable permit.

YB owned five tugboats, one doubledecked and seven flatdecked barges and most of its shoreside equipment, including 20-foot and 40-foot containers, chassis, 20-foot and 40-foot refrigerated containers, container vans, hi-lifts, flatracks, automobile racks and other related equipment as of December 31, 1998.

YB owns no real property, but rents on a month-to-month basis or leases various pier properties and warehouse facilities from the State of Hawaii under revocable permits or multi-year leases. It is expected that leases will be renegotiated as necessary.

Other
-----

HEIIC.  See Item 1, "Business--Other--HEI Investment Corp."

As of March 17, 1999, HEIPC leases office space in downtown Honolulu under a lease that expires on June 5, 2000 with an option to extend through June 5, 2005. The HEIPC Group also operates generating units at a facility in Tanguisson, Guam, and has an effective 60% interest in a joint venture which is constructing and will operate a 206-MW (net) coal-fired power plant in China. See Item 1, "Business--Other--HEI Power Corp."

ITEM 3.    LEGAL PROCEEDINGS

Except as provided for in "Item 1. Business," there are no known material pending legal proceedings to which HEI or any of its subsidiaries is a party or to which any of their property is subject. Certain HEI subsidiaries are involved in ordinary routine litigation incidental to their respective businesses.

Discontinued operations
-----------------------

See Note 15 to HEI's Consolidated Financial Statements, incorporated herein by reference to pages 60 to 61 of HEI's 1998 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

In December 1994, five insurance agencies, which had served as insurance agents for the HIG Group, filed a complaint against HEI, HEIDI and others. The complaint set forth several causes of action, including breach of contract and piercing the corporate veil. The plaintiffs asked for relief from the defendants, including compensatory damages for lost commissions, business and profits, and punitive damages. In 1995, the First Circuit Court of the State of Hawaii granted defendants' motion for summary judgment dismissing all claims. Judgment was entered and plaintiffs appealed. In March 1999, the Supreme Court of the State of Hawaii affirmed the summary judgment dismissing all claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI and HECO:

During the fourth quarter of 1998, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF THE REGISTRANT (HEI)

The following persons are, or may be deemed, executive officers of HEI. Their ages are given as of February 17, 1999 and their years of company service are given as of December 31, 1998. Officers are appointed to serve until the meeting of the HEI Board of Directors after the next Annual Meeting of Stockholders (which will occur on April 27, 1999) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.


                                                                                                     Business experience
HEI Executive Officers                                                                               for past five years
-------------------------------------------------------------------------------------------------------------------------
Robert F. Clarke, age 56
  Chairman of the Board, President and Chief Executive Officer ....................................   9/98 to date
  President and Chief Executive Officer ...........................................................   1/91 to 8/98
  Director ........................................................................................   4/89 to date
  (Company service: 11 years)

T. Michael May, age 52
  Senior Vice President and Director...............................................................   9/95 to date
  (Company service: 6 years)
  Mr. May is also President and Chief Executive Officer of HECO and served as HECO
    Senior Vice President from 2/92 to 8/95.

Robert F. Mougeot, age 56
  Financial Vice President and Chief Financial Officer.............................................   4/89 to date
  (Company service: 10 years)

                                                                                                      Business experience
HEI Executive Officers                                                                                for past five years
-------------------------------------------------------------------------------------------------------------------------
(continued)

Peter C. Lewis, age 64
Vice President - Administration and Corporate Secretary...........................................    1/99 to date
Vice President - Administration...................................................................    10/89 to 12/98
(Company service: 30 years)

Charles F. Wall, age 59
Vice President and Corporate Information Officer...................................................   7/90 to date
(Company service: 8 years)

Andrew I. T. Chang, age 59
  Vice President - Government Relations............................................................   4/91 to date
  (Company service: 13 years)

Constance H. Lau, age 46
  Treasurer........................................................................................   4/89 to date
  (Company service: 14 years)

Curtis Y. Harada, age 43
  Controller.......................................................................................   1/91 to date
  (Company service: 9 years)

Wayne K. Minami, age 56
  President and Chief Executive Officer, American Savings Bank, F.S.B..............................   1/87 to date
  (Company service: 12 years)

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



                                    PART II
                                    -------


ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

HEI:

The information required by this item is incorporated herein by reference to pages 25, 60 and 65 (Note 13, "Regulatory restrictions on net assets" and Note 18, "Quarterly information (unaudited)" to HEI's Consolidated Financial Statements) of HEI's 1998 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13. Certain restrictions on dividends and other distributions of HEI are described in this report under "Item 1. Business-- Regulation and other matters--Restrictions on dividends and other distributions." The total number of holders of record of HEI common stock as of March 12, 1999, was 19,280.

HEI has issued unregistered common stock during the past three years pursuant to the HEI Nonemployee Director Stock Plan (the Director Plan), the HECO Utility Group Team Incentive Plan and the HECO Utility Group Team Incentive Plan for Bargaining Unit Employees (collectively, the Team Incentive Plan). Under the Director Plan, 60% of the annual retainer payable to nonemployee directors is paid in HEI common stock. Under the Team Incentive Plan, eligible employees of HECO, MECO and HELCO receive awards of HEI common stock based on the attainment of performance goals by the respective companies.

In 1996, 1997 and 1998, the Director Plan issued 4,836, 6,379 and 4,736 shares of HEI common stock, respectively, in exchange for the retention of cash by HEI that would otherwise have been paid to directors as retainers in the aggregate amounts of $167,000, $213,000 and $192,000, respectively, and the Team Incentive Plan issued 29,780, 42,743 and 9,006 shares of HEI common stock, respectively, in exchange for cash received by HEI from the electric utility subsidiaries in the aggregate amounts of $1.2 million, $1.5 million and $0.4 million, respectively. The shares issued under the Director Plan were not registered since they did not involve a "sale" as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI in the Director Plan is mandatory and thus does not involve an investment decision. The shares issued under the Team Incentive Plan were not registered because their initial sales to HECO, MECO and HELCO were exempt as transactions not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended, and because their subsequent award to eligible employees did not involve a "sale," as defined in Section 2(3) of the Securities Act of 1933, as amended. Awards of HEI common stock under the Team Incentive Plan are made to eligible employees on the basis of their attainment of performance goals established by their respective companies and no cash or other tangible or definable consideration is paid for the shares.

HECO:

The information required with respect to "Market information" and "holders" is not applicable. Since the corporate restructuring on July 1, 1983, all the common stock of HECO has been held solely by its parent, HEI, and is not publicly traded.

The dividends declared and paid on HECO's common stock for the four quarters of 1998 and 1997 were as follows:

                          Quarters ended                                            1998                 1997
-------------------------------------------------------------------------------------------------------------
March 31...........................................................          $15,326,000          $15,062,000
June 30............................................................                    -           12,873,000
September 30.......................................................           28,464,000           13,586,000
December 31........................................................           18,732,000           16,856,000

The discussion of regulatory restrictions on distributions is incorporated herein by reference to page 30 (Note 13 to HECO's Consolidated Financial Statements, "Regulatory restrictions on distributions to parent") of HECO's 1998 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 6.   SELECTED FINANCIAL DATA

HEI:

The information required by this item is incorporated herein by reference to page 25 of HEI's 1998 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to page 2 of HECO's 1998 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13.

ITEM 7.   MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

HEI:

The information required by this item is set forth in HEI's MD&A, incorporated herein by reference to pages 26 to 39 of HEI's 1998 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

HECO:

The information required by this item is set forth in HECO's MD&A, incorporated herein by reference to pages 3 to 10 of HECO's 1998 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISKS

HEI:

The information required by this item is incorporated herein by reference to pages 39 to 41 of HEI's 1998 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to pages 10 to 11 of HECO's 1998 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to pages 42 to 65 of HEI's 1998 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to pages 12 to 34 of HECO's 1998 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

HEI and HECO:

None

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

HEI:

Information for this item concerning the executive officers of HEI is set forth on pages 3 and 4 of this report. The list of current directors of HEI is incorporated herein by reference to page 66 of HEI's 1998 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13. Information on the current directors' business experience and directorships is incorporated herein by reference to pages 4 to 6 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

There are no family relationships between any director of HEI and any other executive officer or director of HEI, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

HECO:

The following persons are, or may be deemed, executive officers of HECO. Their ages are given as of February 17, 1999 and their years of company service are given as of December 31, 1998. Officers are appointed to serve until the meeting of the HECO Board of Directors after the next HECO Annual Meeting (which will occur on April 27, 1999) and/or until their respective successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with HECO affiliates.

                                                                                                 Business experience
HECO Executive Officers                                                                          for  past five years
---------------------------------------------------------------------------------------------------------------------------
Robert F. Clarke, age 56
Chairman of the Board........................................................................    1/91 to date
  (Company service: 11 years)

T. Michael May, age 52
  President, Chief Executive Officer and Director.............................................   9/95 to date
  Senior Vice President.......................................................................   2/92 to 8/95
  Chairman of the Board, MECO and HELCO.......................................................   9/95 to date
  (Company service: 6 years)

Jackie Mahi Erickson, age 58
  Vice President - Customer Operations & General Counsel......................................   10/98 to date
  Vice President - General Counsel & Government Relations.....................................   9/95 to 9/98
  Vice President - Corporate Counsel..........................................................   2/91 to 8/95
  (Company service: 18 years)

Charles M. Freedman, age 52
  Vice President - Corporate Relations........................................................   3/98 to date
  Vice President - Corporate Excellence.......................................................   7/95 to 2/98
  Vice President - Corporate Relations........................................................   5/92 to 6/95
  (Company service: 8 years)

Edward Y. Hirata, age 65
  Vice President - Regulatory Affairs & Government Relations..................................   10/98 to date
  Vice President - Regulatory Affairs.........................................................   7/95 to 9/98
  Vice President - Planning...................................................................   12/91 to 6/95
  Vice President, MECO and HELCO..............................................................   12/91 to date
  (Company service: 12 years)

Thomas J. Jezierny, age 54
  Vice President - Energy Delivery............................................................   9/96 to date
  President, MECO.............................................................................   4/90 to 8/96
  (Company service: 28 years)

Thomas L. Joaquin, age 55
  Vice President - Power Supply...............................................................   7/95 to date
  Vice President - Operations.................................................................   5/94 to 6/95
  General Manager, Production.................................................................   11/93 to 4/94
  (Company service: 25 years)

                                                                                                  Business experience
HECO Executive Officers                                                                           for past five years
---------------------------------------------------------------------------------------------------------------------------
(continued)
Paul A. Oyer, age 58
  Financial Vice President and Treasurer......................................................   4/89 to date
  Director....................................................................................   4/85 to date
  Financial Vice President and Treasurer, MECO and HELCO......................................   3/85 to date
  (Company service: 32 years)

Patricia U. Wong, age 42
  Vice President - Corporate Excellence.......................................................   3/98 to date
  Manager, Environmental Department...........................................................   10/96 to 2/98
  Associate General Counsel, Legal Department.................................................   5/90 to 9/96
  (Company service: 8 years)

Ernest T. Shiraki, age 51
  Controller..................................................................................   5/89 to date
  (Company service: 29 years)

Molly M. Egged, age 48
  Secretary...................................................................................   10/89 to date
  Secretary, MECO and HELCO...................................................................   10/89 to date
  (Company service: 18 years)

HECO executive officers Robert F. Clarke, T. Michael May and Molly M. Egged are also officers of one or more of the affiliated nonutility HEI companies.

There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

The list of current directors of HECO is incorporated herein by reference to page 36 of HECO's 1998 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13. Information on the business experience and directorships of directors of HECO who are also directors of HEI is incorporated herein by reference to pages 4 through 6 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

Paul C. Yuen and Anne M. Takabuki, ages 70 and 42, as of February 17, 1999, respectively, are the only outside directors of HECO who are not directors of HEI. Dr. Yuen, who was elected a director of HECO in April 1993, is Dean of the College of Engineering at the University of Hawaii-Manoa. In the past five years, he has held various administrative positions at the University of Hawaii-Manoa. He also serves on the board of directors of Cyanotech Corporation. Miss Takabuki was elected a director of HECO in April 1997 and is Vice President/Secretary and General Counsel of Wailea Golf Resort, Inc. She also serves on the boards of MECO, Wailea Golf Resort, Inc. and its affiliated companies and MAGBA, Inc. Paul A. Oyer is an employee director of HECO but not a director of HEI. Information on Mr. Oyer's business experience and directorship is indicated above.

ITEM 11.  EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated by reference to pages 9 to 10, 13 to 19, and 26 to 28 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

HECO:

The following tables set forth the information required for the chief executive officer of HECO and the four other most highly compensated HECO executive officers serving at the end of 1998. All compensation amounts presented for T. Michael May are the same amounts presented in HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

Summary compensation table
--------------------------

The following summary compensation table shows the annual and long-term compensation of the chief executive officer of HECO and the four other most highly compensated executive officers of HECO (collectively, the HECO Named Executive Officers) who served at the end of 1998.


                          SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                                                       Compensation
                                                  Annual Compensation              --------------------
                                       --------------------------------------       Awards       Payouts
                                                                      Other         ------       -------         All
                                                                     Annual       Securities                    Other
                                                                     Compen-      Underlying      LTIP         Compen-
  Name and Principal                       Salary      Bonus(1)     sation(2)     Options(3)    Payouts(4)     sation(5)
      Position                     Year      ($)         ($)           ($)           (#)           ($)           ($)
------------------------------------------------------------------------------------------------------------------------------

T. Michael May..................   1998   $325,000    $92,425      $      0         12,000           --        $17,030
President and Chief                1997    313,000          0             0         12,000            0         16,423
   Executive Officer               1996    282,000     98,747       107,412         12,000       52,175         13,945

Paul A. Oyer....................   1998    205,000     33,760        17,707              0           na          6,629
Financial Vice President           1997    202,000          0        16,042          3,000           na          9,291
   and Treasurer                   1996    196,000     19,706        14,533              0           na          8,748

Thomas J. Jezierny..............   1998    174,000     33,100             0              0           na          4,166
Vice President-                    1997    172,000          0             0          3,000            0          5,760
   Energy Delivery                 1996    151,000     21,524             0          3,000       19,526          4,785

Thomas L. Joaquin...............   1998    172,000     35,740             0              0           na          4,602
Vice President-                    1997    168,000          0             0          3,000           na          6,232
   Power Supply                    1996    154,000     19,706             0              0           na          5,546

Edward Y. Hirata................   1998    150,000     30,884             0              0           na          8,152
Vice President-Regulatory          1997    149,000          0             0          3,000           na         11,084
   Affairs & Gov't Relations       1996    144,000     18,054           135              0           na         10,381


na   Not applicable.
(1) The HECO Named Executive Officers are eligible for an incentive award under the Company's annual Executive Incentive Compensation Plan (EICP). EICP bonus payouts are reflected as compensation for the year earned.
(2) Covers perquisites of $107,412 for Mr. May for 1996 which he recognized as imputed income under the Internal Revenue Code, including $95,691 under the category club membership (representing once in a lifetime reimbursement of initiation fees of $50,000 grossed up for taxes, plus reimbursement of monthly dues not grossed up for taxes). Amounts for Mr. Oyer and Mr. Hirata represent above-market earnings on deferred compensation.
(3)  Options granted include dividend equivalents.

(4) Long-Term Incentive Plan (LTIP) payouts are determined in the second quarter of each year for the three-year cycle ending on December 31 of the previous calendar year. If there is a payout, the amount is reflected as LTIP compensation in the table for the previous year (for Mr. May and Mr. Jezierny). In May 1997, LTIP payouts were made for the 1994-1996 performance cycle and are reflected as LTIP compensation in the table for 1996. In May 1998, no LTIP payouts were made for the 1995-1997 performance cycle because none of the minimum threshold levels was achieved. The determination of whether there will be a payout under the 1996-1998 LTIP will not be made until the second quarter of 1999.
(5) Represents amounts accrued each year by the Company for certain death benefits provided to the named executive officers. Additional information is incorporated by reference to "Other Compensation Plans" on pages 23 to 24 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

Option grants in last fiscal year
---------------------------------

A stock option was granted in 1998 to only one of the HECO Named Executive Officers, Mr. May. Additional information required under this item is incorporated by reference on pages 14 to 15 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

Aggregated option exercises and fiscal year-end option values
-------------------------------------------------------------

The following table shows the stock options, including dividend equivalents, exercised by the HECO Named Executive Officers in 1998. Also shown is the number of unexercised options and the value of unexercised in the money options, including dividend equivalents, at the end of 1998. Under the Stock Option and Incentive Plan, dividend equivalents have been granted to all HECO Named Executive Officers as part of their 1997 stock option grants, to Mr. May as part of his 1998 and 1996 stock option grants, to Mr. Oyer as part of his 1988 stock option grant and to Mr. Jezierny as part of his stock option grants for each of the years 1990 through 1996.

Dividend equivalents permit a participant who exercises a stock option to obtain at no additional cost, in addition to the option shares, the amount of dividends declared on the number of shares of common stock with respect to which the option is exercised during the period between the grant and the exercise of the option. Dividend equivalents are computed as of each dividend record date throughout the four-year vesting period (vesting in equal installments) which begins on the date of grant, both with respect to the number of shares underlying the option and with respect to the number of dividend equivalent shares previously credited to the executive officer and not issued during the period prior to the dividend record date.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                         Number of            Value of Unexer-
                                                                                        Unexercised         cised In the Money
                                                                                     Options (Including      Options (Including
                                                                                          Dividend                Dividend
                                                                                      Equivalents) at          Equivalents) at
                                        Dividend                        Value         Fiscal Year-End        Fiscal Year-End (1)
                          Shares      Equivalents       Value        Realized On   --------------------    ----------------------
                         Acquired     Acquired On    Realized On       Dividend         Exercisable/            Exercisable/
        Name         On Exercise (#)  Exercise (#)   Options ($)    Equivalents ($)    Unexercisable (#)       Unexercisable ($)
---------------------------------------------------------------------------------------------------------------------------------

T. Michael May......         7,000              --        $27,774    $     --         10,559 / 30,866         $106,149 / 200,016
Paul A. Oyer........         1,300             381          8,531      15,026          9,090 /  3,271           53,078 /  29,163
Thomas J. Jezierny..            --              --             --          --         24,369 /  5,280          316,507 /  56,240
Thomas L. Joaquin...            --              --             --          --          3,090 /  3,271           24,548 /  29,163
Edward Y. Hirata....            --              --             --          --          6,090 /  3,271           30,488 /  29,163

(1) All options were in the money (where the option price is less than the closing price on December 31, 1998) except the stock options granted in 1998 at an exercise price of $40.99. Value based on closing price of $40.25 per share on the New York Stock Exchange on December 31, 1998.

Long-Term Incentive Plan awards table
-------------------------------------

A Long-Term Incentive Plan award (potential payment for the 1998-2000 LTIP) made to Mr. May in 1998 was the only such award made to the HECO Named Executive Officers. Additional information required under this item is incorporated by reference on pages 16 to 17 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

Pension plan
------------

The Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (the Retirement Plan) provides a monthly retirement pension for life. Additional information required under this item is incorporated by reference to "Pension Plans" on pages 17 to 19 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999. As of December 31, 1998, the HECO Named Executive Officers had the following number of years of credited service under the Retirement Plan: Mr. May, 6 years; Mr. Oyer, 32 years; Mr. Jezierny, 28 years; Mr. Joaquin, 25 years; and Mr. Hirata, 12 years.

Change-in-Control Agreements
----------------------------

Mr. May is the only HECO Named Executive Officer with whom HEI has a currently applicable Change-in-Control Agreement. Additional information required under this item is incorporated by reference to "Change-in-Control Agreements" on page 19 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

Executive Management Compensation
---------------------------------

Changes to executive compensation for the HECO Named Executive Officers are approved by the HEI Compensation Committee which is composed of five independent nonemployee directors. All changes approved by the Committee concerning the HECO Named Exceutive Officers are reviewed and approved by the HEI Board of Directors as well as the HECO Board of Directors.

HECO Board of Directors
-----------------------

Committees of the HECO Board
----------------------------

During 1998, the Board of Directors of HECO had only one standing committee, the Audit Committee, which was comprised of three nonemployee directors: Diane J. Plotts, Chairman, Anne M. Takabuki and Paul C. Yuen. The Audit Committee holds such meetings as it deems advisable to review the financial operations of HECO. In 1998, the Audit Committee held six meetings to review with management, the internal auditor and HECO's independent auditors the activities of the internal auditor, the results of the annual audit by the independent auditors and the financial statements which are included in HECO's 1997 Annual Report to Stockholder.

Remuneration of HECO Directors and attendance at meetings
---------------------------------------------------------

In 1998, Paul C. Yuen and Anne M. Takabuki were the only nonemployee directors of HECO who were not also directors of HEI. They were each paid a retainer of $20,000, 60% of which was distributed in the common stock of HEI pursuant to the HEI Nonemployee Director Stock Plan and 40% of which was distributed in cash. The number of shares of stock distributed was based on a share price of $40.44, which is equal to the average high and low sales prices of HEI common stock on May 1, 1998, with a cash payment made in lieu of any fractional share. The nonemployee directors of HECO who were also nonemployee directors of HEI did not receive a separate retainer from HECO. In addition, a fee of $700 was paid in cash to each nonemployee director (including nonemployee directors of HECO who are also nonemployee directors of HEI) for each Board and Committee meeting attended by the director. The Chairman of the HECO Audit Committee was paid an additional $100 for each Committee meeting attended. Employee members of the Board of Directors are not compensated for attendance at any meeting of the Board or Committees of the Board.

In 1998, there were five regular bi-monthly meetings, one joint meeting and one special joint meeting of the HECO Board of Directors. All incumbent directors attended at least 75% of the combined total number of meetings of the Board and the Committee on which they served.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

HEI:

The information required under this item is incorporated by reference to pages 11 and 12 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

HECO:

HEI owns all of the common stock of HECO, which is HECO's only class of voting securities. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

The following table shows the shares of HEI common stock beneficially owned by each HECO director (other than those who are also directors of HEI), by each HECO Named Executive Officer (other than Mr. May, who is an executive officer of HEI) and by all HECO directors and all HECO executive officers as a group, as of February 17, 1999, based on information furnished by the respective individuals.

                                                                           Amount of Common Stock and
Name of Individual or Group                                                Nature of  Beneficial Ownership
--------------------------------------------------------------------------------------------------------------------

                                                                                                       Total
                                                                                                  ----------------
Directors
---------
Paul A. Oyer*                                                                     1,148   (a)
                                                                                 10,710   (d)          11,858
                                                                   --------------------

Anne M. Takabuki                                                                    756   (a)             756
                                                                   --------------------

Paul C. Yuen                                                                      1,387   (a)
                                                                                  1,069   (b)           2,456
                                                                   --------------------

Other HECO Named Executive Officers
-----------------------------------
Thomas J. Jezierny                                                                4,266   (a)
                                                                                 27,213   (d)          31,479
                                                                   --------------------


Thomas L. Joaquin                                                                 3,187   (a)
                                                                                  1,156   (b)
                                                                                     25   (c)
                                                                                  4,710   (d)           9,078
                                                                   --------------------

Edward Y. Hirata                                                                  5,927   (a)
                                                                                  7,710   (d)          13,637
                                                                   --------------------

                                                                             Amount of Common Stock and
Name of Individual or Group                                                  Nature of  Beneficial Ownership
----------------------------------------------------------------------------------------------------------------------

(continued)
All directors and executive officers                                               42,995   (a)
as a group (17 persons)                                                            13,519   (b)
                                                                                      159   (c)
                                                                                  199,449   (d)        256,122**
                                                                   ----------------------

*   Also a HECO Named Executive Officer.

** HECO directors Clarke, Henderson, May, Plotts, Scott and Watanabe, who also serve on the HEI Board of Directors, are not shown separately, but are included in the total for all HECO directors and executive officers as a group. The information required as to these directors is incorporated by reference to page 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999. Messrs. Clarke and May are also named executive officers of HEI and are listed in the Summary Compensation Table incorporated by reference to pages 13 and 14 of the above-referenced Definitive Proxy Statement of HEI. The number of shares of common stock beneficially owned by any HECO director or by all HECO directors and officers as a group does not exceed 1% of the outstanding common stock of HEI.
(a) Sole voting and investment power.
(b) Shared voting and investment power (shares registered in name of respective individual and spouse).
(c) Shares owned by spouse, children or other relatives sharing the home of the director or an officer in the group and in which personal interest of the director or officer is disclaimed.
(d) Stock options, including accompanying dividend equivalents shares, exercisable within 60 days after February 17, 1999, under the 1987 Stock Option and Incentive Plan (as amended and restated effective February 20,
    1996).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEI:

The information required under this item is incorporated by reference to pages 26 to 28 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

HECO:

The information required under this item is incorporated by reference to pages 26 to 28 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 27, 1999.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)(1)  Financial statements

The following financial statements contained in HEI's 1998 Annual Report to Stockholders and HECO's 1998 Annual Report to Stockholder, portions of which are filed by HEI as Exhibit 13 and, portions of which are filed by HECO as Exhibit 13, respectively, are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                                                                  1998 Annual Report to
                                                                                 Stockholder(s) (Page/s)
                                                                                 -------------------------
                                                                                   HEI               HECO
   -------------------------------------------------------------------------------------------------------

      Independent Auditors' Report......................................            42                 34
      Consolidated Statements of Income, Years ended
        December 31, 1998, 1997 and 1996................................            43                 12
      Consolidated Statements of Retained Earnings, Years ended
        December 31, 1998, 1997 and 1996................................            43                 12
      Consolidated Balance Sheets, December 31, 1998 and 1997...........            44                 13
      Consolidated Statements of Capitalization,
        December 31, 1998 and 1997......................................            na               14-15
      Consolidated Statements of Cash Flows, Years ended
        December 31, 1998, 1997 and 1996................................            45                 16
      Notes to Consolidated Financial Statements........................         46-65              17-33

      na  Not applicable.

(a)(2) Financial statement schedules

The following financial statement schedules for HEI and HECO are included in this Report on the pages indicated below:

                                                                                     Page/s in Form 10-K
                                                                               ------------------------------
                                                                                    HEI                HECO
   ----------------------------------------------------------------------------------------------------------

      Independent Auditors' Report.........................................          63                 64
      Schedule II      Condensed Financial Information of Registrant,
                        Hawaiian Electric Industries, Inc. (Parent
                        Company) as of December 31, 1998 and 1997 and
                        Years ended December 31, 1998, 1997 and 1996.......         65-67               na
      Schedule V       Valuation and Qualifying Accounts, Years ended
                        December 31, 1998, 1997 and 1996...................          68                 68

      na  Not applicable.

Certain Schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes included in HEI's 1998 Annual Report to Stockholders and HECO's 1998 Annual Report to Stockholder, which financial statements are incorporated herein by reference.

(a)(3)  Exhibits

Exhibits for HEI and HECO and their subsidiaries are listed in the "Index to Exhibits" found on pages Error! Bookmark not defined. through Error! Bookmark not defined. of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings "HEI" and "HECO," respectively, except that the exhibits listed under "HECO" are also considered exhibits for HEI.

(b)  Reports on Form 8-K

HEI and HECO:

During the fourth quarter of 1998, HEI and HECO filed a Form 8-K, dated October 19, 1998, under Item 5, which included HEI's October 19, 1998 news release reporting third quarter 1998 earnings and information about HECO and its subsidiaries that was to be included in a Form S-3 registration statement that was filed by HECO related to the issuance of trust preferred securities. During the fourth quarter of 1998, HEI and HECO also filed a Form 8-K, dated November 25, 1998, under Item 5, which updated the "HELCO power situation" and "PUC show cause order for HECO."

On January 19, 1999, HEI and HECO filed a Form 8-K, dated December 4, 1998, under Item 5, which included HEI's January 19, 1999 news release reporting 1998 earnings and reported/updated certain events under the captions "HEIPC subsidiary makes strategic investment in the Philippines," "HELCO power situation," "HELCO rate request," "MECO rate request" and the "issuance of trust preferred securities and redemption of preferred stock," and under Item 7, which filed the final form of documents delivered in connection with the offer and sale of HECO-Obligated 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998. On February 25, 1999, HEI and HECO filed a Form 8-K, dated February 23, 1999, under Item 7, which included portions of HEI's 1998 Annual Report to Stockholders and HECO's 1998 Annual Report to Stockholder.

[KPMG LLP letterhead]



                         Independent Auditors' Report
                         ----------------------------




The Board of Directors
  and Stockholders
Hawaiian Electric Industries, Inc.:

Under date of January 18, 1999, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Honolulu, Hawaii
January 18, 1999

[KPMG LLP letterhead]



                         Independent Auditors' Report
                         ----------------------------




The Board of Directors
 and Stockholder
Hawaiian Electric Company, Inc.:

Under date of January 18, 1999, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a wholly owned subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholder. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Honolulu, Hawaii
January 18, 1999

                      Hawaiian Electric Industries, Inc.
         SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                           CONDENSED BALANCE SHEETS

                                                                                                 December 31,
                                                                                 ------------------------------------
(in thousands)                                                                              1998                1997
---------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents.............................................................    $      636           $      416
Advances to and notes receivable from subsidiaries...............................        13,823                4,123
Accounts receivable..............................................................         1,370                1,202
Property, plant and equipment, net...............................................         4,464                3,288
Other assets.....................................................................        11,909                4,992
Net assets of discontinued operations............................................        24,037               38,912
Investments in wholly owned subsidiaries, at equity..............................     1,280,903            1,231,887
                                                                                   ---------------------------------
                                                                                     $1,337,142           $1,284,820
                                                                                   =================================

Liabilities and stockholders' equity
Accounts payable.................................................................    $    5,995           $    3,555
Notes payable to subsidiaries....................................................        11,261                3,180
Commercial paper.................................................................        88,984              189,483
Long-term debt...................................................................       272,000              160,000
Loan from HEI Preferred Funding, LP (8.36% due in 2017)..........................       103,000              103,000
Deferred income taxes............................................................           (20)               5,309
Other............................................................................        28,950                5,612
                                                                                   ---------------------------------
                                                                                        510,170              470,139
                                                                                   ---------------------------------


Stockholders' equity
Common stock.....................................................................       661,720              654,819
Retained earnings................................................................       165,252              159,862
                                                                                   ---------------------------------
                                                                                        826,972              814,681
                                                                                   ---------------------------------
                                                                                     $1,337,142           $1,284,820
                                                                                   =================================

Note to Balance Sheets
----------------------
Long-term debt consisted of the following:
Promissory notes, 6.1 - 7.1%, due in various years through 2012..................    $  208,500           $   96,000
Promissory notes, 8.2 - 8.7%, due in various years through 2011..................        28,500               29,000
Promissory note, variable rate (5.7% at December 31, 1998)
     due 1999....................................................................        35,000               35,000
                                                                                   ---------------------------------
                                                                                     $  272,000           $  160,000
                                                                                   =================================

As of December 31, 1998, HEI guaranteed its subsidiary and affiliate nonintercompany debt of $6 million.


The aggregate payments of principal required subsequent to December 31, 1998 on long-term debt and a loan from HEI Preferred Funding, LP are $41 million in 1999, $11 million in 2000, $58 million in 2001, $60 million in 2002 and $37 million in 2003.

                      Hawaiian Electric Industries, Inc.
   SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                        CONDENSED STATEMENTS OF INCOME


                                                                                      Years ended December 31,
                                                                -----------------------------------------------------
(in thousands)                                                       1998                 1997                 1996
---------------------------------------------------------------------------------------------------------------------

Revenues......................................................     $  2,067             $  2,468              $ 2,731

Equity in income from continuing operations                         115,567              107,929               96,591
  of subsidiaries.............................................
                                                                -----------------------------------------------------
                                                                    117,634              110,397               99,322
                                                                -----------------------------------------------------

Expenses:

Operating, administrative and general.........................        6,395                7,661                8,639

Depreciation and amortization of property,
   plant and equipment........................................        1,526                  864                  651

Taxes, other than income taxes................................          286                  300                  325
                                                                -----------------------------------------------------
                                                                      8,207                8,825                9,615
                                                                -----------------------------------------------------
                                                                    109,427              101,572               89,707

Interest expense..............................................       32,994               22,822               18,103
                                                                -----------------------------------------------------
Income before income tax benefit..............................       76,433               78,750               71,604

Income tax benefit............................................       18,195               13,093                8,951
                                                                -----------------------------------------------------
Income from continuing operations.............................       94,628               91,843               80,555
Loss from discontinued subsidiary operations..................       (9,817)              (5,401)              (1,897)
                                                                -----------------------------------------------------

Net income....................................................     $ 84,811             $ 86,442              $78,658
                                                                =====================================================

                       Hawaiian Electric Industries, Inc.
    SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Years ended December 31,
                                                                                   -----------------------------------
(in thousands)                                                                         1998         1997        1996
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations................................................   $  94,628    $  91,843    $ 80,555
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities
  Equity in net income of continuing subsidiaries................................    (115,567)    (107,929)    (96,591)
  Common stock dividends/distributions received from subsidiaries................      97,155       72,762      67,972
  Depreciation and amortization of property, plant and equipment.................       1,526          864         651
  Other amortization.............................................................         300          183         288
  Deferred income taxes..........................................................      (5,329)      (2,714)        129
  Changes in assets and liabilities
     Decrease (increase) in accounts receivable..................................         (55)         820         269
     Increase (decrease) in accounts payable.....................................       2,440       (3,676)         79
     Changes in other assets and liabilities.....................................      25,334        9,921         819
                                                                                   -----------------------------------
Net cash provided by continuing operating activities.............................     100,432       62,074      54,171
                                                                                   -----------------------------------
Cash flows from investing activities
Net decrease (increase) in advances to and notes receivable from
 subsidiaries....................................................................      (9,700)      11,724       1,081
Capital expenditures.............................................................      (2,713)        (975)     (1,401)
Additional investments in subsidiaries...........................................     (25,291)    (196,703)    (28,100)
                                                                                   -----------------------------------
Net cash used in investing activities............................................     (37,704)    (185,954)    (28,420)
                                                                                   -----------------------------------
Cash flows from financing activities
Net increase in notes payable to subsidiaries with original maturities
 of three months or less.........................................................       8,081        3,180           -
Net increase (decrease) in commercial paper......................................    (100,499)     101,883      42,207
Proceeds from issuance of long-term debt.........................................     112,500       19,000      10,000
Repayment of long-term debt......................................................        (500)     (50,500)    (42,000)
Loan from HEI Preferred Funding, LP..............................................           -      103,000           -
Net proceeds from issuance of common stock.......................................       8,191       22,919      19,818
Common stock dividends...........................................................     (79,421)     (61,799)    (55,288)
Preferred securities distributions of trust subsidiary...........................      (8,360)      (7,548)          -
                                                                                   -----------------------------------
Net cash provided by (used in) financing activities..............................     (60,008)     130,135     (25,263)
                                                                                   -----------------------------------
Net cash used in discontinued operations.........................................      (2,500)      (7,000)          -
                                                                                   -----------------------------------

Net increase (decrease) in cash and equivalents..................................         220         (745)        488
Cash and equivalents, beginning of year..........................................         416        1,161         673
                                                                                   -----------------------------------
Cash and equivalents, end of year................................................   $     636    $     416    $  1,161
                                                                                   ===================================

Supplemental disclosures of noncash activities:

  In 1998, 1997 and 1996, $1.0 million, $1.0 million and $1.1 million, respectively, of HEI advances to HEIDI were converted to equity in noncash transactions.

  Common stock dividends reinvested by stockholders in HEI common stock in noncash transactions amounted to $15 million in 1997 and $18 million in 1996. Beginning in March 1998, HEI acquired for cash its common shares in the open market to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan.

                      Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
               SCHEDULE V  --  VALUATION AND QUALIFYING ACCOUNTS
                 Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------------------------------------------------------
               Col. A                       Col. B                     Col. C                        Col. D         Col. E
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                        Additions
                                                            -----------------------------

                                            Balance          Charged
                                           at begin-        to costs             Charged                              Balance
                                            ning of           and                to other                            at end of
Description                                 period          expenses             accounts           Deductions        period
--------------------------------------------------------------------------------------------------------------------------------
               1998
               ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company, Inc.
   and subsidiaries.....................    $ 1,285         $ 2,194             $1,250               $3,436         $ 1,293
 Other companies........................        368              47                  1                   15             401
                                        ----------------------------------------------------------------------------------------
                                            $ 1,653         $ 2,241             $1,251(a)            $3,451(b)      $ 1,694
                                        ========================================================================================
Allowance for uncollectible
 interest (ASB).........................    $ 4,438         $ 1,052                 --                   --         $ 5,490
                                        ========================================================================================
Allowance for losses for loans
 receivable (ASB).......................    $29,950         $13,802             $591(a)              $4,564(b)      $39,779
                                        ========================================================================================

               1997
               ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company, Inc.
  and subsidiaries......................    $ 1,167         $ 2,850             $1,256               $3,988         $ 1,285
 Other companies........................        323              82                 --                   37             368
                                        ----------------------------------------------------------------------------------------
                                            $ 1,490         $ 2,932             $1,256(a)            $4,025(b)      $ 1,653
                                        ========================================================================================
Allowance for uncollectible
 interest (ASB).........................    $ 2,272         $ 2,166                 --                   --         $ 4,438
                                        ========================================================================================
Allowance for losses for loans
 receivable (ASB).......................    $19,205         $ 6,934             $6,656(c)            $2,845(b)      $29,950
                                        ========================================================================================

               1996
               ----
Allowance for uncollectible
 accounts
 Hawaiian Electric Company, Inc.
 and subsidiaries.......................    $ 1,101         $ 2,591             $1,310               $3,835         $ 1,167
 Other companies........................        310              68                  7                   62             323
                                        ----------------------------------------------------------------------------------------
                                            $ 1,411         $ 2,659             $1,317(a)            $3,897(b)      $ 1,490
                                        ========================================================================================
Allowance for uncollectible
 interest (ASB).........................    $ 1,273         $   999                 --                   --         $ 2,272
                                        ========================================================================================
Allowance for losses for loans
 receivable (ASB).......................    $12,916         $ 7,631             $106(a)              $1,448(b)      $19,205
                                        ========================================================================================

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


Exhibit no.                                                         Description
-----------                                                         -----------

HEI:
---

    3(i).1         HEI's Restated Articles of Incorporation (Exhibit 4(b) to Registration No. 33-7895).

    3(i).2         Articles of Amendment of HEI filed June 13, 1990 (Exhibit 4(b) to Registration No. 33-40813).

    3(i).3         Statement of Issuance of Shares of Preferred or Special Classes in Series for HEI Series A Junior
                   Participating Preferred Stock filed October 28, 1997. (Exhibit 3(i).3 to HEI's Annual Report on Form
                   10-K for the fiscal year ended December 31, 1997, File No. 1-8503).

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



Exhibit No.                                                   Description
-----------                                                   -----------

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

    4.5(l)         Pricing Supplement No. 22 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820)
                   filed on June 10, 1998 in connection with the sale of Medium-Term Notes, Series B.

    4.5(m)         Pricing Supplement No. 23 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820)
                   filed on June 10, 1998 in connection with the sale of Medium-Term Notes, Series B.



Exhibit No.                                                   Description
-----------                                                   -----------

    4.5(n)         Pricing Supplement No. 24 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820)
                   filed on June 10, 1998 in connection with the sale of Medium-Term Notes, Series B.

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

    4.8            Amended and Restated Agreement of Limited Partnership of HEI Preferred Funding, LP dated as of
                   February 1, 1997 (Exhibit 4(e) to HEI's Current Report on Form 8-K dated February 4, 1997, File No.
                   1-8503).

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



Exhibit No.                                                   Description
-----------                                                   -----------

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



Exhibit No.                                                   Description
-----------                                                   -----------
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

   *11             Computation of Earnings per Share of Common Stock. Filed herein as page 80.

   *12.1           Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 81 and 82.

    13              Pages 25 to 66 of HEI's 1998 Annual Report to Stockholders (with the exception of the data incorporated by reference in Part I, Part II, Part III and Part IV, no other data appearing in the
                   1998 Annual Report to Stockholders is to be deemed filed as part of this Form 10-K Annual Report) (HEI
                   Exhibit 13.1 to HEI's Current Report on Form 8-K dated February 23, 1999, File No. 1-8503).

   *21.1           Subsidiaries of HEI. Filed herein as page 84.

   *23             Accountants' Consent. Filed herein as page 87.

   *27.1           HEI and subsidiaries financial data schedule, December 31, 1998 and year ended December 31, 1998.

   *27.1(a)        HEI and subsidiaries restated financial data schedule, December 31, 1997 and year ended December 31, 1997.

   *27.1(b)        HEI and subsidiaries restated financial data schedule, December 31, 1996 and year ended December 31, 1996.

   *99.1           Amendment 1998-1 to the Hawaiian Electric Industries Retirement Savings Plan for incorporation by reference into Registration Statement  on Form S-8 (Registration No. 333-02103).

HECO:
----

    3(i).1         HECO's Certificate of Amendment of Articles of Incorporation (filed June 30, 1987) (Exhibit 3.1 to
                   HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

    3(i).2         Statement of Issuance of Preferred or Special Classes in Series for HECO Series R Preferred Stock
                   filed December 15, 1989 (Exhibit 3.1(a) to HECO's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1989, File No. 1-4955).

    3(i).3         Articles of Amendment to HECO's Amended Articles of Incorporation filed December 21, 1989 (Exhibit
                   3.1(b) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No
                   1-4955).

   *3(i).4         Articles of Amendment to HECO's Amended Articles of Incorporation (filed May 24, 1990).



Exhibit No.                                                   Description
-----------                                                   -----------
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

    4.2            Amended and Restated Trust Agreement of HECO Capital Trust I (HECO Trust I) dated as of March 1, 1997
                   (Exhibit 4(c) to HECO's Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

    4.3            HECO Junior Indenture with The Bank of New York, as Trustee, dated as of March 1, 1997 (Exhibit 4(d)
                   to HECO's Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

    4.4            8.05% Cumulative Quarterly Income Preferred Security (liquidation preference $25 per preferred security) of HECO Trust I (Exhibit 4(e) to HECO's Current Report on Form 8-K dated March 27, 1997,
                   File No. 1-4955).

    4.5            8.05% Junior Subordinated Deferrable Interest Debenture, Series 1997 of HECO (Exhibit 4(f) to HECO's
                   Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

    4.6            Trust Guarantee Agreement with respect to HECO Trust I dated as of March 1, 1997 (Exhibit 4(g) to
                   HECO's Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

    4.7            MECO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of March 1, 1997 (with the form of MECO's 8.05% Junior Subordinated Deferrable Interest
                   Debenture, Series 1997 included as Exhibit A) (Exhibit 4(h)-1 to HECO's Current Report on Form 8-K
                   dated March 27, 1997, File No. 1-4955).

    4.8            HELCO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of March 1, 1997 (with the form of HELCO's 8.05% Junior Subordinated Deferrable Interest
                   Debenture, Series 1997 included as Exhibit A) (Exhibit 4(h)-2 to HECO's Current Report on Form 8-K
                   dated March 27, 1997, File No. 1-4955).

    4.9            Agreement as to Expenses and Liabilities among HECO Trust I, HECO, MECO and HELCO (Exhibit 4(i) to
                   HECO's Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

    4.10           Amended and Restated Trust Agreement of HECO Capital Trust II (HECO Trust II) dated as of December 1,
                   1998 (Exhibit 4(c) to HECO's Current Report on Form 8-K dated December 4, 1998, File No. 1-4955).

    4.11           HECO Junior Indenture with The Bank of New York, as Trustee, dated as of December 1, 1998 (with the form of HECO's 7.30% Junior Subordinated Deferrable Interest Debenture, Series 1998, included as
                   Exhibit A) (Exhibit 4(d) to HECO's Current Report on Form 8-K dated December 4, 1998, File No. 1-4955).



Exhibit No.                                                   Description
-----------                                                   -----------
    4.12           7.30% Cumulative Quarterly Income Preferred Security (liquidation preference $25 per preferred security) of HECO Trust II (Exhibit 4(e) to HECO's Current Report on Form 8-K dated December 4, 1998,
                   File No. 1-4955).

    4.13           Trust Guarantee Agreement with respect to HECO Trust II dated as of December 1, 1998 (Exhibit 4(g) to
                   HECO's Current Report on Form 8-K dated December 4, 1998, File No. 1-4955).

    4.14           MECO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of December 1, 1998 (with the form of MECO's 7.30% Junior Subordinated Deferrable Interest
                   Debenture, Series 1998 included as Exhibit A) (Exhibit 4(h) to HECO's Current Report on Form 8-K dated
                   December 4, 1998, File No. 1-4955).

    4.15           HELCO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of December 1, 1998 (with the form of HELCO's 7.30% Junior Subordinated Deferrable Interest
                   Debenture, Series 1998 (Substantially the same as the MECO Junior Indenture included as Exhibit 4.14).

    4.16           Agreement as to Expenses and Liabilities among HECO Trust II, HECO, MECO and HELCO (Exhibit 4(i) to
                   HECO's Current Report on Form 8-K dated December 4, 1998, File No. 1-4955).

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



Exhibit No.                                                   Description
-----------                                                   -----------
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

    10.4(c)        Letter agreement dated December 11, 1997 to Extend Term of Amended and Restated Power Purchase
                   Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and
                   MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.4(c) to HECO's Annual Report
                   on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

   *10.4(d)        Letter agreement dated October 22, 1998 to Extend Term of Amended and Restated Power Purchase
                   Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and
                   MECO dated November 30, 1989, as Amended on November 1, 1990.

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


Exhibit No.                                                   Description
-----------                                                   -----------
    10.5(b)        Amendment made in October 1993 to Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended  (Exhibit 10.5(b) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

    10.5(c)        Third Amendment dated March 7, 1995 to the Purchase Power Contract between HELCO and Puna Geothermal
                   Venture dated March 24, 1986, as amended (Exhibit 10.5(c) to HECO's Annual Report on Form 10-K for the
                   fiscal year ended December 31, 1997, File No. 1-4955).

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

    10.6(b)        Amendment No. 2 to Purchase Power Contract Between HECO and City and County of Honolulu dated March
                   10, 1986 (Exhibit 10.6(c) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                   1997, File No. 1-4955).

     10.7          Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (but with the following attachments omitted:  Attachment C, "Selected portions of the North American Electric
                   Reliability Council Generating Availability Data System Data Reporting Instructions dated October
                   1996" and Attachment E, "Form of the Interconnection Agreement between Encogen Hawaii, L.P. and
                   HELCO," which is provided in final form as Exhibit 10.7(a)) (Exhibit 10.7 to HECO's Annual Report on
                   Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

    10.7(a)        Interconnection Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit
                   10.7(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No.
                   1-4955).

   *10.7(b)        Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii,
                   L.P. and HELCO dated October 22, 1997.

    10.8           Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO dated as of November 14, 1997
                   (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.8 to HECO's
                   Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).


Exhibit No.                                                   Description
-----------                                                   -----------
    10.9           Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and HECO,
                   MECO, HELCO, HTB and YB dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.9 to HECO's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1997, File No. 1-4955).

    10.10          Facilities and Operating Contract by and between Chevron and HECO dated as of November 14, 1997
                   (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.10 to HECO's
                   Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

    10.11          Low Sulfur Fuel Oil Supply Contract by and between BHP Petroleum Americas Refining Inc. and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit)
                   (Exhibit 10.11 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File
                   No. 1-4955).

    10.12          Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between BHP Petroleum Americas
                   Refining Inc. and HECO, MECO and HELCO dated November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.12 to HECO's Annual Report on Form 10-K for the
                   fiscal year ended December 31, 1997, File No. 1-4955).

    10.13          Contract of private carriage by and between HITI and HELCO dated November 10, 1993 (Exhibit 10.13 to
                   HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-4955).

    10.13(a)       Extension, dated December 1, 1997, of the contract of private carriage by and between HITI and HELCO dated November 10, 1993 (Exhibit 10.13(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

    10.14          Contract of private carriage by and between HITI and MECO dated November 12, 1993 (Exhibit 10.14 to
                   HECO's Annual Report on Form 10-K for the fiscal year ended December 1, 1993, File No. 1-4955).

    10.14(a)       Extension, dated December 1, 1997, of the contract of private carriage by and between HITI and MECO dated November 12, 1993  (Exhibit 10.14(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

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

    11             Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's 1998 Annual Report to
                   Stockholder, HECO Exhibit 13.

   *12.2           Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 13.


Exhibit No.                                                   Description
-----------                                                   -----------
    13             Pages 2 to 34 and 36 of HECO's 1998 Annual Report to Stockholder (with the exception of the data incorporated by reference in Part I, Part II, Part III and Part IV, no other data appearing in the
                   1998 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report) (HECO
                   Exhibit 13.2 to HECO's Current Report on Form 8-K dated February 23, 1999, File No. 1-4955).

   *21.2           Subsidiaries of HECO. Filed herein as page 85.

   *27.2           HECO and subsidiaries financial data schedule, December 31, 1998 and year ended December 31, 1998.

   *99.2           Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of
                   Income. Filed herein as page 88.

                                                                  HEI Exhibit 11


                       Hawaiian Electric Industries, Inc.
                       COMPUTATION OF EARNINGS PER SHARE
                                OF COMMON STOCK
            Years ended December 31, 1998, 1997, 1996, 1995 and 1994



(in thousands,
except per share amounts)              1998          1997          1996          1995          1994
----------------------------------------------------------------------------------------------------



Net income (loss)
Continuing operations.............   $94,628       $91,843       $80,555       $80,114       $74,839
Discontinued operations...........    (9,817)       (5,401)       (1,897)       (2,621)       (1,809)
                                  ------------------------------------------------------------------

                                     $84,811       $86,442       $78,658       $77,493       $73,030
                                  ==================================================================

Weighted-average number of common
 shares outstanding...............    32,014        31,375        30,310        29,187        28,137
                                  ==================================================================

Adjusted weighted-average number
 of common shares outstanding.....    32,129        31,470        30,388        29,248        28,193
                                  ==================================================================
Basic earnings (loss) per common
 share

Continuing operations.............   $  2.96       $  2.93       $  2.66       $  2.75       $  2.66
Discontinued operations...........     (0.31)        (0.17)        (0.06)        (0.09)        (0.06)
                                  ------------------------------------------------------------------
                                     $  2.65       $  2.76       $  2.60       $  2.66       $  2.60
                                  ==================================================================
Diluted earnings (loss) per
 common share

Continuing operations.............   $  2.95       $  2.92       $  2.65       $  2.74       $  2.65
Discontinued operations...........     (0.31)        (0.17)        (0.06)        (0.09)        (0.06)
                                  ------------------------------------------------------------------

                                     $  2.64       $  2.75       $  2.59       $  2.65       $  2.59
                                  ==================================================================

                                                  HEI Exhibit 12.1 (page 1 of 2)


                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1998, 1997, 1996, 1995 and 1994




                                                      1998                          1997                           1996
                                         ----------------------------    ---------------------------   ----------------------------
(dollars in thousands)                          (1)            (2)            (1)             (2)            (1)             (2)
-----------------------------------------------------------------------------------------------------------------------------------

Fixed charges
Total interest charges (3).............   $145,449       $287,518       $137,855        $226,954       $127,006        $218,170
Interest component of rentals..........      3,599          3,599          2,973           2,973          3,583           3,583
Pretax preferred stock dividend
 requirements of subsidiaries..........      9,404          9,404          9,999           9,999         10,730          10,730

Preferred securities distributions of
 trust subsidiaries....................     12,557         12,557         10,600          10,600             --              --
                                       ------------    -----------    -----------     -----------    -----------    ------------

Total fixed charges....................   $171,009       $313,078       $161,427        $250,526       $141,319        $232,483
                                       ============    ===========    ===========     ===========    ===========    ============
Earnings
Pretax income from continuing
 operations............................   $151,581       $151,581       $150,616        $150,616       $136,585        $136,585

Fixed charges, as shown................    171,009        313,078        161,427         250,526        141,319         232,483
Interest capitalized...................     (5,915)        (5,915)        (6,190)         (6,190)        (5,862)         (5,862)
                                       ------------    -----------    -----------     -----------    -----------    ------------
Earnings available for fixed charges...
                                          $316,675       $458,744       $305,853        $394,952       $272,042        $363,206
                                       ============    ===========    ===========     ===========    ===========    ============
Ratio of earnings to fixed charges.....
                                              1.85           1.47           1.89            1.58           1.93            1.56
                                       ============    ===========    ===========     ===========    ===========    ============


(1) Excluding interest on ASB deposits.

(2) Including interest on ASB deposits.

(3) Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI's consolidated statements of income.

Note: Prior years' ratios have been restated to remove the effects of discontinued operations.

                                                  HEI Exhibit 12.1 (page 2 of 2)


                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
      Years ended December 31, 1998, 1997, 1996, 1995 and 1994--Continued




                                                                   1995                                        1994
                                                  ---------------------------------------    ---------------------------------------

(dollars in thousands)                                   (1)                   (2)                   (1)                   (2)
------------------------------------------------------------------------------------------------------------------------------------


Fixed charges
Total interest charges (3)....................        $114,626              $203,922              $ 79,999              $156,508
Interest component of rentals.................           3,857                 3,857                 3,736                 3,736
Pretax preferred stock dividend requirements
 of subsidiaries..............................          11,424                11,424                11,893                11,893
                                              ----------------      ----------------      ----------------      ----------------

Total fixed charges...........................        $129,907              $219,203              $ 95,628              $172,137
                                              ================      ================      ================      ================
Earnings
Pretax income from continuing operations......        $137,469              $137,469              $128,987              $128,987
Fixed charges, as shown.......................         129,907               219,203                95,628               172,137
Interest capitalized..........................          (5,112)               (5,112)               (4,043)               (4,043)
                                              ----------------      ----------------      ----------------      ----------------

Earnings available for fixed charges..........        $262,264              $351,560              $220,572              $297,081
                                              ================      ================      ================      ================

Ratio of earnings to fixed charges............            2.02                  1.60                  2.31                  1.73
                                              ================      ================      ================      ================



(1) Excluding interest on ASB deposits.

(2) Including interest on ASB deposits.

(3) Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI's consolidated statements of income.

Note: Prior years' ratios have been restated to remove the effects of discontinued operations.

                                                               HECO Exhibit 12.2


                        Hawaiian Electric Company, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1998, 1997, 1996, 1995 and 1994




(dollars in thousands)                             1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------------------
Fixed charges
Total interest charges........................   $ 47,921    $ 48,778    $ 47,451    $ 44,377    $ 37,340
Interest component of rentals.................        730         757         690         672         808
Pretax preferred stock dividend requirements
 of subsidiaries..............................      4,081       4,150       4,358       4,494       4,651
Preferred securities distributions of trust
 subsidiaries.................................      4,197       3,052          --          --          --
                                              -----------------------------------------------------------

Total fixed charges...........................   $ 56,929    $ 56,737    $ 52,499    $ 49,543    $ 42,799
                                              ===========================================================
Earnings
Income before preferred stock dividends of
 HECO.........................................   $ 84,230    $ 81,849    $ 85,213    $ 77,023    $ 65,961
Fixed charges, as shown.......................     56,929      56,737      52,499      49,543      42,799
Income taxes (see note below).................     54,572      52,535      55,888      50,198      43,588
Allowance for borrowed funds used during
 construction.................................     (5,915)     (6,190)     (5,862)     (5,112)     (4,043)
                                              -----------------------------------------------------------

Earnings available for fixed charges..........   $189,816    $184,931    $187,738    $171,652    $148,305
                                              ===========================================================

Ratio of earnings to fixed charges............       3.33        3.26        3.58        3.46        3.47
                                              ===========================================================



Note:
Income taxes is comprised of the following:
 Income tax expense relating to operating
  income for regulatory purposes..............   $ 54,719    $ 52,795    $ 56,170    $ 50,719    $ 43,820
 Income tax benefit relating to nonoperating
  loss........................................       (147)       (260)       (282)       (521)       (232)
                                              -----------------------------------------------------------

                                                 $ 54,572    $ 52,535    $ 55,888    $ 50,198    $ 43,588
                                              ===========================================================

                                                  HEI Exhibit 21.1 (Page 1 of 2)


                       Hawaiian Electric Industries, Inc.
                         SUBSIDIARIES OF THE REGISTRANT


The following is a list of all subsidiaries of the registrant as of March 16, 1999. The state/place of incorporation or organization is noted in parentheses.


Hawaiian Electric Company, Inc. (Hawaii)
  Maui Electric Company, Limited (Hawaii)
  Hawaii Electric Light Company, Inc. (Hawaii)
  HECO Capital Trust I (Delaware)
  HECO Capital Trust II (Delaware)
HEI Investment Corp. (Hawaii)
Malama Pacific Corp. (Hawaii)
  Malama Waterfront Corp. (Hawaii)
  Malama Property Investment Corp. (Hawaii)
  Malama Development Corp. (Hawaii)
    Baldwin*Malama (a limited partnership in which Malama Development Corp.
       is the sole general partner) (Hawaii)
  Malama Realty Corp. (Hawaii)
  Malama Elua Corp. (Hawaii)
  TMG Service Corp. (Hawaii)
  Malama Hoaloha Corp. (Hawaii)
  Malama Mohala Corp. (Hawaii)
Hawaiian Tug & Barge Corp. (Hawaii)
  Young Brothers, Limited (Hawaii)
HEI Diversified, Inc. (Hawaii)
  HEIDI Real Estate Corp. (Hawaii)
  American Savings Bank, F.S.B. (federally chartered)
    American Savings Investment Services Corp. (Hawaii)
    ASB Service Corporation (Hawaii)
    AdCommunications, Inc. (Hawaii)
    American Savings Mortgage Co., Inc. (Hawaii)
    ASB Realty Corporation (Hawaii)
Pacific Energy Conservation Services, Inc. (Hawaii)
HEI District Cooling, Inc. (Hawaii)
ProVision Technologies, Inc. (Hawaii)

                                                  HEI Exhibit 21.1 (Page 2 of 2)


                       Hawaiian Electric Industries, Inc.
                         SUBSIDIARIES OF THE REGISTRANT
                                  (continued)


HEI Power Corp. (Hawaii)
  HEI Power Corp. Guam (Hawaii)
  HEI Power Corp. Saipan (Commonwealth of the Northern Mariana Islands)
  HEI Power Corp. International (Cayman Islands)
    HEIPC Cambodia Ventures (Cayman Islands)
    HEIPC Phnom Penh Power (Limited) LLC (Cayman Islands)
    HEI Power Corp. Philippines (Cayman Islands)
    HEIPC Philippine Ventures (Cayman Islands)
    HEIPC Philippine Development, LLC (Cayman Islands)
    Lake Mainit Hydropower, LLC (Cayman Islands)
    HEIPC Bulacan I, LLC (Cayman Islands)
    HEIPC Bulacan II, LLC (Cayman Islands)
    HEI Power Corp. China (Republic of Mauritius)
      Dafeng Sanlian Cogeneration Co., Ltd. (People's Republic of China)
        (76% owned by HEI Power Corp. China)
    HEI Power Corp. China II (Republic of Mauritius)
      United Power Pacific Company Limited (Republic of Mauritius)
        (80% owned by HEI Power Corp. China II)
        Baotou Tianjiao Power Co., Ltd. (People's Republic of China)
          (75% owned by United Power Pacific Company Limited)
    HEI Power Corp. China III (Republic of Mauritius)
    HEI Power Corp. China IV (Republic of Mauritius)
Hycap Management, Inc. (Delaware)
  HEI Preferred Funding, LP (a limited partnership in which Hycap Management,
    Inc. is the sole general partner) (Delaware)
Hawaiian Electric Industries Capital Trust I (a business trust) (Delaware) Hawaiian Electric Industries Capital Trust II (a business trust) (Delaware) Hawaiian Electric Industries Capital Trust III (a business trust) (Delaware)

                                                               HECO Exhibit 21.2


                        Hawaiian Electric Company, Inc.
                         SUBSIDIARIES OF THE REGISTRANT


The following is a list of all subsidiaries of the registrant as of March 16, 1999. The state/place of incorporation or organization is noted in parentheses.


Maui Electric Company, Limited (Hawaii)


Hawaii Electric Light Company, Inc. (Hawaii)


HECO Capital Trust I (a business trust) (Delaware)


HECO Capital Trust II (a business trust) (Delaware)

                                                                  HEI Exhibit 23

[KPMG LLP letterhead]



                           Accountants' Consent
                           --------------------



The Board of Directors
Hawaiian Electric Industries, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 333-44737, 33-58820 and 333-18809 on Form S-3 and in Registration Statement Nos. 33-65234, 333-05667 and 333-02103 on Form S-8 of Hawaiian Electric Industries, Inc., and in Registration Statement Nos. 333-18809-01, 333-18809-02, 333-18809-
03 and 333-18809-04 on Form S-3 of Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and HEI Preferred Funding, LP of our report dated January 18, 1999, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1998, which report is incorporated by reference in the 1998 annual report on Form 10-K of Hawaiian Electric Industries, Inc. We also consent to incorporation by reference of our report dated January 18, 1999 relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 1998 annual report on Form 10-K, which report is included in said Form 10-K.



/s/ KPMG LLP


Honolulu, Hawaii
March 22, 1999

                                                               HECO Exhibit 99.1

                        Hawaiian Electric Company, Inc.
                  RECONCILIATION OF ELECTRIC UTILITY OPERATING
                      INCOME PER HEI AND HECO CONSOLIDATED
                              STATEMENTS OF INCOME





                                                                            Years ended December 31,
                                                                     -----------------------------------
(in thousands)                                                            1998        1997        1996
--------------------------------------------------------------------------------------------------------

Operating income from regulated and nonregulated activities before income taxes (per HEI Consolidated Statements of Income)............
                                                                        $177,450    $171,753    $173,613

Deduct:
 Income taxes on regulated activities................................    (54,719)    (52,795)    (56,170)
 Revenues from nonregulated activities...............................     (7,384)     (8,768)     (9,442)

Add:
 Expenses from nonregulated activities...............................        805         850         790
                                                                     -----------------------------------

Operating income from regulated activities after income taxes (per
 HECO Consolidated Statements of Income).............................   $116,152    $111,040    $108,791
                                                                     ===================================

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


By /s/ Robert F. Mougeot                By /s/ Paul Oyer
   ------------------------------          ----------------------------
   Robert F. Mougeot                       Paul A. Oyer
   Financial Vice President and            Financial Vice President and
    Chief Financial Officer of HEI          Treasurer of HECO
   (Principal Financial Officer of HEI)    (Principal Financial Officer of HECO)

Date:  March 16, 1999                    Date:  March 16, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 16, 1999. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named companies and any subsidiaries thereof.


Signature                             Title
-------------------------------       ------------------------------------------


/s/ Robert F. Clarke                  Chairman, President and Director of HEI
-------------------------------       Chairman of the Board of Directors of HECO
Robert F. Clarke                      (Chief Executive Officer of HEI)


/s/ T. Michael May                    Senior Vice President and Director of HEI
-------------------------------       President and Director of HECO
T. Michael May                        (Chief Executive Officer of HECO)


/s/ Robert F. Mougeot                 Financial Vice President and
-------------------------------       Chief Financial Officer of HEI
Robert F. Mougeot                     (Principal Financial Officer of HEI)


/s/ Curtis Y. Harada                  Controller of HEI
-------------------------------       (Principal Accounting Officer of HEI)
Curtis Y. Harada

Signature                             Title
-------------------------------       ------------------------------------------


/s/ Paul Oyer                         Financial Vice President, Treasurer and
-------------------------------        Director of HECO
Paul A. Oyer                          (Principal Financial Officer of HECO)


/s/ Ernest T. Shiraki                 Controller of HECO
-------------------------------       (Principal Accounting Officer of HECO)
Ernest T. Shiraki


/s/ Don E. Carroll                    Director of HEI
-------------------------------
Don E. Carroll


/s/ Richard Henderson                 Director of HEI and HECO
-------------------------------
Richard Henderson


                                      Director of HEI
-------------------------------
Victor Hao Li


/s/ Bill D. Mills                     Director of HEI
-------------------------------
Bill D. Mills


/s/ A. Maurice Myers                  Director of HEI
-------------------------------
A. Maurice Myers

Signature                             Title
-------------------------------       ------------------------------------------


/s/ Diane J. Plotts                   Director of HEI and HECO
-------------------------------
Diane J. Plotts


/s/ James K. Scott                    Director of HEI and HECO
-------------------------------
James K. Scott


/s/ Oswald K. Stender                 Director of HEI
-------------------------------
Oswald K. Stender


                                      Director of HECO
-------------------------------
Anne M. Takabuki


/s/ Kelvin H. Taketa                  Director of HEI
-------------------------------
Kelvin H. Taketa


/s/ Jeffrey N. Watanabe               Director of HEI and HECO
-------------------------------
Jeffrey N. Watanabe


                                      Director of HECO
-------------------------------
Paul C. Yuen