Form 10-Q
period 1999-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1999-05-12
CIK 354707, 46207

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999
                                       OR
          [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

                                State of Hawaii
---------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                  900 Richards Street, Honolulu, Hawaii 96813
---------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

            Hawaiian Electric Industries, Inc. ----- (808) 543-5662
             Hawaiian Electric Company, Inc. ------- (808) 543-7771
---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)
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

Class of Common Stock                                                     Outstanding May 7, 1999
--------------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value)                       32,185,604 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).               12,805,843 Shares (not publicly traded)

===============================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 1999

                                     INDEX

                                                                        Page No.
Glossary of terms......................................................    ii
Forward-looking information............................................     v

                         PART I.  FINANCIAL INFORMATION

Item  1.      Financial statements

              Hawaiian Electric Industries, Inc. and subsidiaries
              ---------------------------------------------------
              Consolidated balance sheets (unaudited) -
              March 31, 1999 and December 31, 1998.......................    1
              Consolidated statements of income (unaudited) -
              three months ended March 31, 1999 and 1998.................    2
              Consolidated statements of retained earnings (unaudited) -
              three months ended March 31, 1999 and 1998.................    3
              Consolidated statements of cash flows (unaudited) -
              three months ended March 31, 1999 and 1998.................    4
              Notes to consolidated financial statements (unaudited).....    5

              Hawaiian Electric Company, Inc. and subsidiaries
              ------------------------------------------------
              Consolidated balance sheets (unaudited) -
              March 31, 1999 and December 31, 1998.......................   11
              Consolidated statements of income (unaudited) -
              three months ended March 31, 1999 and 1998.................   12
              Consolidated statements of retained earnings (unaudited) -
              three months ended March 31, 1999 and 1998.................   12
              Consolidated statements of cash flows (unaudited) -
              three months ended March 31, 1999 and 1998.................   13
              Notes to consolidated financial statements (unaudited).....   14

Item 2.       Management's discussion and analysis of financial condition
              and results of operations..................................   24

Item 3.       Quantitative and qualitative disclosures about market risk.   36

                          PART II.  OTHER INFORMATION

Item 1.       Legal proceedings..........................................   36
Item 4.       Submission of matters to a vote of security holders........   37
Item 5.       Other information..........................................   37
Item 6.       Exhibits and reports on Form 8-K...........................   39
Signatures...............................................................   40

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 1999

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

Consumer          Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the
 Advocate         State of Hawaii

D&O               Decision and order

DLNR              Department of Land and Natural Resources of the State of Hawaii

DOH               Department of Health of the State of Hawaii

Encogen           Encogen Hawaii, L.P.

Enserch           Enserch Development Corporation

EPA               Environmental Protection Agency - federal


Terms               Definitions
-----               -----------

FASB             Financial Accounting Standards Board

FDIC             Federal Deposit Insurance Corporation

federal          U.S. Government

FHLB             Federal Home Loan Bank

FICO             Financing Corporation

GAAP             Generally accepted accounting principles

GPA              Guam Power Authority

HCPC             Hilo Coast Power Company, formerly Hilo Coast Processing Company

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

HEIPC
Group            HEI Power Corp. and its subsidiaries

HELCO            Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of
                  Hawaiian Electric Company, Inc.

HPG              HEI Power Corp. Guam, a wholly owned subsidiary of HEI Power Corp.


Terms                Definitions
-----                -----------

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

IPP              Independent power producer

KCP              Kawaihae Cogeneration Partners

KWH              Kilowatthour

MECO             Maui Electric Company, Limited, a wholly owned electric utility subsidiary of
                  Hawaiian Electric Company, Inc.

MPC              Malama Pacific Corp., a wholly owned subsidiary of Hawaiian Electric Industries,
                  Inc. and parent company of several real estate subsidiaries. On September 14, 1998, the HEI Board of Directors adopted a plan to exit the residential real estate development business engaged in by Malama Pacific Corp. and its subsidiaries.

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

SEC              Securities and Exchange Commission

SFAS             Statement of Financial Accounting Standards

UST              Underground storage tank

YB               Young Brothers, Limited, a wholly owned subsidiary of Hawaiian Tug & Barge Corp.

Forward-looking information

This report and other presentations made by Hawaiian Electric Industries, Inc.
(HEI) and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Except for historical information contained herein, the matters set forth are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; product demand and market acceptance risks; increasing competition in the electric utility industry; capacity and supply constraints or difficulties; new technological developments; governmental and regulatory actions, including decisions in rate cases and on permitting issues; the results of financing efforts; the timing and extent of changes in interest rates and foreign currency exchange rates; the convertibility and availability of foreign currency; political and business risks inherent in doing business in developing countries; and the risks associated with the installation of new computer systems and the avoidance of Year 2000 problems. Investors are also referred to other risks and uncertainties discussed elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or Hawaiian Electric Company, Inc.
(HECO) with the Securities and Exchange Commission.

                        PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                                March 31,            December 31,
(in thousands)                                                                    1999                   1998
-------------------------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents............................................                  $  164,930             $  412,254
Accounts receivable and unbilled revenues, net..................                     144,241                156,220
Investment and mortgage-backed securities.......................                   1,960,663              1,902,927
Loans receivable, net...........................................                   3,186,092              3,143,197
Property, plant and equipment, net of accumulated
   depreciation and amortization of $1,091,533 and $1,063,023...                   2,087,751              2,093,398
Regulatory assets...............................................                     111,951                110,459
Other...........................................................                     270,107                265,799
Goodwill and other intangibles..................................                     112,939                115,006
                                                                          ------------------    -------------------
                                                                                  $8,038,674             $8,199,260
                                                                          ==================    ===================
Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable................................................                  $  112,974             $  107,863
Deposit liabilities.............................................                   3,816,271              3,865,736
Short-term borrowings...........................................                     242,113                222,847
Securities sold under agreements to repurchase..................                     461,270                515,330
Advances from Federal Home Loan Bank............................                     807,581                805,581
Long-term debt..................................................                     903,232                899,598
Deferred income taxes...........................................                     186,005                186,138
Contributions in aid of construction............................                     200,299                198,904
Other...........................................................                     241,480                285,243
                                                                          ------------------    -------------------
                                                                                   6,971,225              7,087,240
                                                                          ------------------    -------------------
HEI- and HECO-obligated preferred securities of
    trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed and HECO and HECO-guaranteed
    subordinated debentures.....................................                     200,000                200,000
Preferred stock of electric utility subsidiaries
    Subject to mandatory redemption.............................                           -                 33,080
    Not subject to mandatory redemption.........................                      34,293                 48,293
Minority interests..............................................                       3,628                  3,675
                                                                          ------------------    -------------------
                                                                                     237,921                285,048
                                                                          ------------------    -------------------
Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares;
    issued:  none...............................................                           -                      -
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 32,176 shares and 32,116 shares............                     663,471                661,720
Retained earnings...............................................                     166,057                165,252
                                                                          ------------------    -------------------
                                                                                     829,528                826,972
                                                                          ------------------    -------------------
                                                                                  $8,038,674             $8,199,260
                                                                          ==================    ===================

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

                                                                                 Three months ended March 31,
(in thousands, except per share amounts and                                 -------------------------------------
ratio of earnings to fixed charges)                                              1999                   1998
-----------------------------------------------------------------------------------------------------------------
Revenues
Electric utility.....................................................             $237,791               $258,262
Savings bank.........................................................              100,280                101,827
Other................................................................               14,176                 14,769
                                                                            --------------      -----------------
                                                                                   352,247                374,858
                                                                            --------------      -----------------
Expenses
Electric utility.....................................................              196,890                215,701
Savings bank.........................................................               85,149                 85,776
Other................................................................               16,176                 16,920
                                                                            --------------      -----------------
                                                                                   298,215                318,397
                                                                            --------------      -----------------
Operating income (loss)
Electric utility.....................................................               40,901                 42,561
Savings bank.........................................................               15,131                 16,051
Other................................................................               (2,000)                (2,151)
                                                                            --------------      -----------------
                                                                                    54,032                 56,461
                                                                            --------------      -----------------

Interest expense--electric utility and other.........................              (17,888)               (17,609)
Allowance for borrowed funds used during construction................                  640                  1,616
Preferred stock dividends of electric utility subsidiaries...........                 (627)                (1,508)
Preferred securities distributions of trust subsidiaries.............               (3,999)                (3,096)
Allowance for equity funds used during construction..................                1,039                  2,776
                                                                            --------------      -----------------

Income from continuing operations before income taxes................               33,197                 38,640
Income taxes.........................................................               12,443                 15,821
                                                                            --------------      -----------------
Income from continuing operations....................................               20,754                 22,819
Loss from discontinued operations - loss from operations
   (less applicable income tax benefits of $379 in 1998).............                    -                   (596)
                                                                            --------------      -----------------
Net income...........................................................             $ 20,754               $ 22,223
                                                                            ==============      =================

Basic earnings (loss) per common share
   Continuing operations.............................................             $   0.65               $   0.72
   Discontinued operations...........................................                    -                  (0.02)
                                                                            --------------      -----------------
                                                                                  $   0.65               $   0.70
                                                                            ==============      =================

Diluted earnings (loss) per common share.............................             $   0.64               $   0.71
   Continuing operations.............................................                    -                  (0.02)
                                                                            --------------      -----------------
   Discontinued operations...........................................             $   0.64               $   0.69
                                                                            ==============      =================
Dividends per common share............................................            $   0.62               $   0.62
                                                                            ==============      =================

Weighted-average number of common shares outstanding.................               32,153                 31,958
   Dilutive effect of stock options and dividend equivalents.........                   83                    134
                                                                            --------------      -----------------
Adjusted weighted-average shares.....................................               32,236                 32,092
                                                                            ==============      =================


Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits..............................                 1.76                   1.90
                                                                            ==============      =================
     Including interest on ASB deposits..............................                 1.43                   1.48
                                                                            ==============      =================

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                                                 Three months ended March 31,
                                                                            -------------------------------------
(in thousands)                                                                   1999                   1998
-----------------------------------------------------------------------------------------------------------------

Retained earnings, beginning of period...............................             $165,252               $159,862
Net income...........................................................               20,754                 22,223
Common stock dividends...............................................              (19,949)               (19,826)
                                                                            --------------      -----------------
Retained earnings, end of period.....................................             $166,057               $162,259
                                                                            ==============      =================

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

                                                                                   Three months ended
                                                                                         March 31,
                                                                              ------------------------------
(in thousands)                                                                      1999             1998
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations.............................................    $  20,754        $  22,819
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities
      Depreciation and amortization of property, plant and equipment..........       27,190           24,611
      Other amortization......................................................        4,261            4,103
      Provision for loan losses...............................................        2,920            2,924
      Deferred income taxes...................................................         (130)          (1,601)
      Allowance for equity funds used during construction.....................       (1,039)          (2,776)
      Changes in assets and liabilities
            Decrease in accounts receivable and unbilled revenues, net........       11,979            5,846
            Increase (decrease) in accounts payable...........................        5,111          (30,067)
            Changes in other assets and liabilities...........................      (53,665)          32,740
                                                                              ------------------------------
Net cash provided by continuing operating activities..........................       17,381           58,599
                                                                              ------------------------------
Cash flows from investing activities
Held-to-maturity mortgage-backed securities purchased.........................     (249,256)        (132,625)
Principal repayments on held-to-maturity mortgage-backed securities...........      191,956           92,842
Loans receivable originated and purchased.....................................     (208,096)        (132,555)
Principal repayments on loans receivable......................................      159,420          112,990
Capital expenditures..........................................................      (22,174)         (32,011)
Cash paid to Bank of America, FSB for the purchase of loans receivable and
   other assets, net of the assumption of deposit and other liabilities.......            -          (24,018)
Proceeds from loans returned to Bank of America, FSB..........................            -           26,864
Other.........................................................................        4,517            2,798
                                                                              ------------------------------
Net cash used in investing activities.........................................     (123,633)         (85,715)
                                                                              ------------------------------
Cash flows from financing activities
Net decrease in deposit liabilities...........................................      (49,465)         (52,940)
Net increase (decrease) in short-term borrowings with original maturities of
   three months or less.......................................................       19,266          (37,514)
Proceeds from securities sold under agreements to repurchase..................      132,000          284,000
Repurchase of securities sold under agreements to repurchase..................     (186,000)        (235,000)
Proceeds from advances from Federal Home Loan Bank............................       32,000          155,000
Principal payments on advances from Federal Home Loan Bank....................      (30,000)        (156,000)
Proceeds from issuance of long-term debt......................................        3,594          112,837
Repayment of long-term debt...................................................            -          (57,500)
Redemption of electric utility subsidiaries' preferred stock..................      (37,068)          (2,400)
Net proceeds from issuance of common stock....................................        2,162            4,332
Common stock dividends........................................................      (19,949)         (19,826)
Preferred securities distributions of trust subsidiaries......................       (3,999)          (3,096)
Other.........................................................................       (3,613)          (6,766)
                                                                              ------------------------------
Net cash used in financing activities.........................................     (141,072)         (14,873)
                                                                              ------------------------------
Net decrease in cash and equivalents..........................................     (247,324)         (41,989)
Cash and equivalents, beginning of period.....................................      412,254          253,910
                                                                              ------------------------------
Cash and equivalents, end of period...........................................    $ 164,930        $ 211,921
                                                                              ==============================

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------
(1) Basis of presentation
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1998.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 1999 presentation.

(2)  Segment financial information
----------------------------------
Segment financial information was as follows:

                                Electric   Savings              Holding      Elimi-
($ in thousands)                utility     bank      Other    companies    nations     Total
----------------------------------------------------------------------------------------------

Three months ended March 31, 1999
Revenues from external
 customers...................    237,791   100,272   14,034          150          -    352,247

Intersegment revenues........          -         8    2,644        2,002     (4,654)         -
                             -----------------------------------------------------------------
    Revenues.................    237,791   100,280   16,678        2,152     (4,654)   352,247
                             =================================================================

Profit (loss)*...............     27,701    13,781      416       (8,701)         -     33,197
Income taxes (benefit).......     10,620     5,256      415       (3,848)         -     12,443
                             -----------------------------------------------------------------
    Income (loss) from
       continuing operations.     17,081     8,525        1       (4,853)         -     20,754
                             =================================================================

Three months ended March 31, 1998
Revenues from external
 customers...................    258,262   101,820   14,711           65          -    374,858

Intersegment revenues........          -         7    2,616        2,036     (4,659)         -
                             -----------------------------------------------------------------
    Revenues.................    258,262   101,827   17,327        2,101     (4,659)   374,858
                             =================================================================

Profit (loss)*...............     32,278    14,701      343       (8,682)         -     38,640
Income taxes (benefit).......     13,016     6,341      598       (4,134)         -     15,821
                             -----------------------------------------------------------------
    Income (loss) from
       continuing operations.     19,262     8,360     (255)      (4,548)         -     22,819
                             =================================================================

*     Income before income taxes and discontinued operations.
Revenues attributed to foreign countries for the periods identified above were not significant.

(3)  Electric utility subsidiary
--------------------------------
For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 11 through 23.

(4)  Savings bank subsidiary
----------------------------
Selected consolidated financial information

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data

                                                                                         March 31,               December 31,
(in thousands)                                                                             1999                     1998
------------------------------------------------------------------------------------------------------------------------------

Assets
Cash and equivalents............................................................           $  140,810               $  352,566
Held-to-maturity investment securities..........................................              112,876                  111,574
Held-to-maturity mortgage-backed securities.....................................            1,847,787                1,791,353
Loans receivable, net...........................................................            3,186,092                3,143,197
Other...........................................................................              184,809                  177,976
Goodwill and other intangibles..................................................              112,939                  115,006
                                                                                ---------------------     --------------------
                                                                                           $5,585,313               $5,691,672
                                                                                =====================     ====================
Liabilities and equity
Deposit liabilities.............................................................           $3,816,271               $3,865,736
Securities sold under agreements to repurchase..................................              461,270                  515,330
Advances from Federal Home Loan Bank............................................              807,581                  805,581
Other...........................................................................               81,932                   92,153
                                                                                ---------------------     --------------------
                                                                                            5,167,054                5,278,800
Minority interests..............................................................                  113                      113
Preferred stock held by parent..................................................               75,000                   75,000
Common stock equity.............................................................              343,146                  337,759
                                                                                ---------------------     --------------------
                                                                                           $5,585,313               $5,691,672
                                                                                =====================     ====================

American Savings Bank, F.S.B. and subsidiaries
Income statement data

                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                  ------------------------------------------------
(in thousands)                                                                              1999                       1998
----------------------------------------------------------------------------------------------------------------------------------


Interest income...................................................................             $ 92,947                   $ 95,271
Interest expense..................................................................               51,456                     53,141
                                                                                  ---------------------      ---------------------
Net interest income...............................................................               41,491                     42,130
Provision for loan losses.........................................................               (2,920)                    (2,924)
Other income......................................................................                7,333                      6,556
Operating, administrative and general expenses....................................              (30,773)                   (29,711)
                                                                                  ---------------------      ---------------------
Operating income..................................................................               15,131                     16,051
Income taxes......................................................................                5,256                      6,341
                                                                                  ---------------------      ---------------------
Income before preferred stock dividends...........................................                9,875                      9,710
Preferred stock dividends.........................................................                1,350                      1,350
                                                                                  ---------------------      ---------------------
Net income........................................................................             $  8,525                   $  8,360
                                                                                  =====================      =====================

Deposit-insurance premiums

The Savings Association Insurance Fund (SAIF) insures the deposit accounts of ASB and other thrifts. The Bank Insurance Fund (BIF) insures the deposit accounts of commercial banks. The Federal Deposit Insurance Corporation (FDIC) administers the SAIF and BIF.

In December 1996, the FDIC adopted a risk-based assessment schedule for SAIF institutions, effective January 1, 1997, that was identical to the existing base rate schedule for BIF institutions: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 will be the assessment to fund the Financing Corporation's (FICO's) interest obligations, which assessment was initially set at 6.48 cents per $100 of deposits for SAIF institutions and 1.3 cents per $100 of deposits for BIF institutions (subject to quarterly adjustment). In December 1997, ASB acquired BIF-assessable deposits as well as SAIF-assessable deposits from Bank of America, FSB. As a "well-capitalized" thrift, ASB's base deposit insurance premium effective for the March 31, 1999 quarterly payment is zero and its assessment for funding FICO interest payments is 5.9 cents per $100 of SAIF-assessable deposits and 1.2 cents per $100 of BIF-assessable deposits, on an annual basis, based on deposits as of December 31, 1998.

(5)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:


                                                                                                Three months ended
                                                                                                    March 31,
                                                                                    ---------------------------------------
(in thousands)                                                                              1999                  1998
---------------------------------------------------------------------------------------------------------------------------

Interest (including interest paid by savings bank, but excluding interest paid on
 nonrecourse debt on leveraged leases)..............................................          $58,359               $60,083
                                                                                    =================     =================


Income taxes........................................................................          $37,106               $ 3,239
                                                                                    =================     =================


Supplemental disclosures of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $1.0 million and $2.8 million for the three months ended March 31, 1999 and 1998, respectively.

(6)  Accounting changes
-----------------------

Costs of computer software developed or obtained for internal use and start-up activities

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs of start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-1 and SOP 98-5 are effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 and SOP 98-5 effective January 1, 1999. The adoption of SOP 98-1 and SOP 98-5 did not have a material effect on the Company's financial condition, results of operations or liquidity.

Derivative instruments and hedging activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of

SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 on January 1, 2000 but has not yet determined the impact of adoption.

(7)  Commitments and contingencies
----------------------------------

Environmental regulation

In early 1995, the Department of Health of the State of Hawaii (DOH) initially advised HECO, Hawaiian Tug & Barge Corp. (HTB), Young Brothers, Limited (YB) and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or to operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 and certain of the identified parties (including HECO, Chevron Products Company, Equilon Enterprises LLC (formerly Shell Oil Products Company), the State of Hawaii Department of Transportation Harbors Division and others, but not including HTB and YB) formed a Technical Work Group. Effective January 30, 1998, the Technical Work Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions.

On April 19, 1999, the Technical Work Group submitted to the DOH a "Data Assimilation and Review" report, which presents the results of a study conducted by a consultant to document environmental conditions in the Iwilei Unit of the Honolulu Harbor study area related to potential petroleum impacts. The location and sources (confirmed and potential) of petroleum releases were identified. The Technical Work Group will later submit a report that will include the identification and evaluation of potential hazardous areas, a preliminary risk screening and recommendations for additional data gathering to allow an assessment of the need for risk-based corrective action. Tentatively, it is expected that this report will be submitted to the DOH in the third quarter of 1999.

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

China project

In September 1998, HEI Power Corp. (HEIPC), through a wholly owned subsidiary's 80% ownership of a Mauritius Company, acquired an effective 60% interest in a joint venture, Baotou Tianjiao Power Co., Ltd. (Tianjiao), formed to design, construct, own, operate and manage a 200 megawatt (MW) coal-fired power plant to be located inside Baotou Iron & Steel (Group) Co., Ltd.'s (BaoSteel's) complex in Inner Mongolia, People's Republic of China. BaoSteel, a state-owned enterprise and the fifth largest steel company in China, is a 25% partner in the joint venture and will purchase all the electricity generated. Ownership of the plant will be transferred, without charge, to BaoSteel in approximately 20 years. Construction has commenced and unit 1 is expected to be on line by the end of 2000 and unit 2 six months thereafter. As of March 31, 1999, HEIPC and its subsidiaries (the HEIPC Group) had invested approximately $17 million and are committed to invest up to an additional $83 million toward the China project.

HEI is currently arranging, on behalf of HEIPC, for the issuance by one or more U.S. banks of standby letters of credit totaling up to approximately $64 million. The letters of credit are in support of the Tianjiao project and will secure a portion of the payments that will be due to the project's construction contractor upon the completion of each of the two units comprising the power plant. The letters of credit will not shift the project's construction risk, which remains with the contractor. It is anticipated that the letters will be drawn against only if Tianjiao fails to pay after testing and acceptance of the units.

(8)  Discontinued operations--Malama Pacific Corp. (MPC)
--------------------------------------------------------

On September 14, 1998, the HEI Board of Directors adopted a plan to exit the residential real estate development business (engaged by MPC and its subsidiaries) by September 1999. Accordingly, MPC management commenced a program to sell all of MPC's real estate assets and investments and HEI reported MPC as a discontinued operation in the Company's consolidated statements of income in the third quarter of 1998.

Summary financial information for the discontinued operations of MPC is as follows:


                                                                                    Three months ended
(in thousands)                                                                        March 31, 1998
----------------------------------------------------------------------------------------------------------
Operations
Revenues....................................................................                        $  763

Operating loss..............................................................                        $ (443)
Interest expense............................................................                          (532)
Income tax benefits.........................................................                           379
                                                                            ------------------------------
Loss from discontinued operations-loss from operations......................                        $ (596)
                                                                            ==============================

Basic and diluted loss per common share.....................................                        $(0.02)
                                                                            ==============================

As of March 31, 1999, the remaining net assets of the discontinued residential real estate development operations amounted to $24 million (included in "Other" assets) and consisted primarily of real estate assets, receivables and deferred tax assets, reduced by loans and accounts payable. The amounts that MPC will ultimately realize from the sale of the real estate assets could differ materially from the recorded amounts as of March 31, 1999. For the period from September 14, 1998 to March 31, 1999, the loss from operations was approximately $2 million.

(9)  Subsequent event - issuance of medium-term notes
-----------------------------------------------------

On March 2, 1999, HEI filed a registration statement with the SEC to register $300 million of Medium-Term Notes, Series C (Series C Notes). On May 5, 1999, HEI sold $100 million of its Series C Notes, with $200 million of Series C Notes remaining available for issuance from time to time. The $100 million of Series C Notes sold have a fixed interest rate of 6.51% with a maturity date of May 5, 2014. At the option of the holder, HEI may be required to repay the notes on May 5, 2006 at a repayment price equal to 98.1% of the principal amount to be repaid.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)


                                                                                March 31,             December 31,
(in thousands, except par value)                                                  1999                    1998
-------------------------------------------------------------------------------------------------------------------

Assets
Utility plant, at cost
   Land..................................................................        $    28,315             $   30,312
   Plant and equipment...................................................          2,767,668              2,750,487
   Less accumulated depreciation.........................................         (1,007,174)              (982,172)
   Plant acquisition adjustment, net.....................................                497                    510
   Construction in progress..............................................            147,479                144,035
                                                                         -------------------     ------------------
         Net utility plant...............................................          1,936,785              1,943,172
                                                                         -------------------     ------------------
Current assets
   Cash and equivalents..................................................             19,357                 54,783
   Customer accounts receivable, net.....................................             62,846                 69,170
   Accrued unbilled revenues, net........................................             37,902                 43,445
   Other accounts receivable, net........................................              5,850                  4,082
   Fuel oil stock, at average cost.......................................             11,405                 16,778
   Materials and supplies, at average cost...............................             18,694                 17,266
   Prepayments and other.................................................              3,558                  3,858
                                                                         -------------------     ------------------
         Total current assets............................................            159,612                209,382
                                                                         -------------------     ------------------
Other assets
   Regulatory assets.....................................................            109,874                108,344
   Other.................................................................             48,877                 50,355
                                                                         -------------------     ------------------
         Total other assets..............................................            158,751                158,699
                                                                         -------------------     ------------------
                                                                                 $ 2,255,148             $2,311,253
                                                                         ===================     ==================
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares...........................        $    85,387             $   85,387
   Premium on capital stock..............................................            294,933                295,344
   Retained earnings.....................................................            409,530                405,836
                                                                         -------------------     ------------------
         Common stock equity.............................................            789,850                786,567
   Cumulative preferred stock - not subject to mandatory redemption......             34,293                 34,293
   HECO-obligated mandatorily redeemable preferred securities of trust subsidiaries holding solely HECO and HECO-guaranteed
      subordinated debentures............................................            100,000                100,000
   Long-term debt, net...................................................            625,632                621,998
                                                                         -------------------     ------------------
         Total capitalization............................................          1,549,775              1,542,858
                                                                         -------------------     ------------------
Current liabilities
   Preferred stock sinking fund and optional redemption payments.........                  -                 47,080
   Short-term borrowings - nonaffiliates.................................            129,230                133,863
   Short-term borrowings - affiliate.....................................                  -                  5,550
   Accounts payable......................................................             37,672                 40,008
   Interest and preferred dividends payable..............................             17,628                 11,214
   Taxes accrued.........................................................             42,429                 58,335
   Other.................................................................             32,351                 30,166
                                                                         -------------------     ------------------
         Total current liabilities.......................................            259,310                326,216
                                                                         -------------------     ------------------
Deferred credits and other liabilities
   Deferred income taxes.................................................            128,523                128,327
   Unamortized tax credits...............................................             48,128                 48,130
   Other.................................................................             69,113                 66,818
                                                                         -------------------     ------------------
         Total deferred credits and other liabilities....................            245,764                243,275
                                                                         -------------------     ------------------
Contributions in aid of construction.....................................            200,299                198,904
                                                                         -------------------     ------------------
                                                                                 $ 2,255,148             $2,311,253
                                                                         ===================     ==================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                           ------------------------------------------
(in thousands, except for ratio of earnings to fixed charges)                            1999                    1998
---------------------------------------------------------------------------------------------------------------------

Operating revenues.........................................................          $236,625                $256,043
                                                                           ------------------      ------------------

Operating expenses
Fuel oil...................................................................            44,878                  56,731
Purchased power............................................................            59,980                  66,583
Other operation............................................................            32,323                  36,086
Maintenance................................................................            13,305                  10,364
Depreciation and amortization..............................................            23,365                  21,442
Taxes, other than income taxes.............................................            22,896                  24,292
Income taxes...............................................................            10,668                  13,002
                                                                           ------------------      ------------------
                                                                                      207,415                 228,500
                                                                           ------------------      ------------------
Operating income...........................................................            29,210                  27,543
                                                                           ------------------      ------------------

Other income
Allowance for equity funds used during construction........................             1,039                   2,776
Other, net.................................................................             1,071                   2,002
                                                                           ------------------      ------------------
                                                                                        2,110                   4,778
                                                                           ------------------      ------------------
Income before interest and other charges...................................            31,320                  32,321
                                                                           ------------------      ------------------

Interest and other charges
Interest on long-term debt.................................................             9,911                  10,178
Amortization of net bond premium and expense...............................               363                     349
Other interest charges.....................................................             2,069                   1,634
Allowance for borrowed funds used during construction......................              (640)                 (1,616)
Preferred stock dividends of subsidiaries..................................               258                     638
Preferred securities distributions of trust subsidiaries...................             1,909                   1,006
                                                                           ------------------      ------------------
                                                                                       13,870                  12,189
                                                                           ------------------      ------------------
Income before preferred stock dividends of HECO............................            17,450                  20,132
Preferred stock dividends of HECO..........................................               369                     870
                                                                           ------------------      ------------------
Net income for common stock................................................          $ 17,081                $ 19,262
                                                                           ==================      ==================
Ratio of earnings to fixed charges (SEC method)............................              2.85                    3.19
                                                                           ==================      ==================


Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                           ------------------------------------------
(in thousands)                                                                           1999                    1998
---------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period.....................................          $405,836                $387,582
Net income for common stock................................................            17,081                  19,262
Common stock dividends.....................................................           (13,387)                (15,326)
                                                                           ------------------      ------------------
Retained earnings, end of period...........................................          $409,530                $391,518
                                                                           ==================      ==================

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows  (unaudited)


                                                                                         Three months ended
                                                                                             March 31,
                                                                           ------------------------------------------
(in thousands)                                                                      1999                    1998
---------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
Income before preferred stock dividends of HECO............................          $ 17,450                $ 20,132
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation and amortization of property,
         plant and equipment...............................................            23,365                  21,442
      Other amortization...................................................             1,650                   1,873
      Deferred income taxes................................................               196                   1,353
      Tax credits, net.....................................................               396                   1,276
      Allowance for equity funds used during construction..................            (1,039)                 (2,776)
      Changes in assets and liabilities
           Decrease in accounts receivable.................................             4,556                   4,024
           Decrease in accrued unbilled revenues...........................             5,543                     658
           Decrease in fuel oil stock......................................             5,373                   8,832
           Decrease (increase) in materials and supplies...................            (1,428)                    660
           Increase in regulatory assets...................................               (23)                 (2,991)
           Decrease in accounts payable....................................            (2,336)                 (5,471)
           Changes in other assets and liabilities.........................           (11,851)                (12,357)
                                                                           ------------------      ------------------
Net cash provided by operating activities..................................            41,852                  36,655
                                                                           ------------------      ------------------

Cash flows from investing activities
Capital expenditures.......................................................           (17,592)                (27,081)
Contributions in aid of construction.......................................             3,750                   1,264
Payments on notes receivable...............................................               395                     376
                                                                           ------------------      ------------------
Net cash used in investing activities......................................           (13,447)                (25,441)
                                                                           ------------------      ------------------

Cash flows from financing activities
Common stock dividends.....................................................           (13,387)                (15,326)
Preferred stock dividends..................................................              (369)                   (870)
Preferred securities distributions of trust subsidiaries...................            (1,909)                 (1,006)
Proceeds from issuance of long-term debt...................................             3,594                  60,337
Repayment of long-term debt................................................                 -                 (57,500)
Redemption of preferred stock..............................................           (37,068)                 (2,400)
Net increase (decrease) in short-term borrowings from nonaffiliates
   and affiliate with original maturities of three months or less..........           (10,183)                  9,190
Other......................................................................            (4,509)                 (1,082)
                                                                           ------------------      ------------------
Net cash used in financing activities......................................           (63,831)                 (8,657)
                                                                           ------------------      ------------------

Net increase (decrease) in cash and equivalents............................           (35,426)                  2,557
Cash and equivalents, beginning of period..................................            54,783                   1,676
                                                                           ------------------      ------------------
Cash and equivalents, end of period........................................          $ 19,357                $  4,233
                                                                           ==================      ==================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------
(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1998.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of March 31, 1999 and December 31, 1998, and the results of their operations and cash flows for the three months ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 1999 presentation.

(2)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                        Three months ended
                                                                                            March 31,
                                                                           -----------------------------------------
(in thousands)                                                                     1999                   1998
--------------------------------------------------------------------------------------------------------------------
Interest..............................................................             $4,459                 $4,951
                                                                           ==================     ==================

Income taxes..........................................................             $4,095                 $  296
                                                                           ==================     ==================

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $1.0 million and $2.8 million for the three months ended March 31, 1999 and 1998, respectively.

(3)  Commitments and contingencies
----------------------------------

HELCO power situation

Background. In 1991, HELCO identified the need, beginning in 1994, for
----------
additional generation to provide for forecast load growth while maintaining a satisfactory generation reserve margin, to address uncertainties about future deliveries of power from existing firm power producers and to permit the retirement of older generating units. Accordingly, HELCO proceeded with plans to install at its Keahole power plant site two 20 MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat recovery steam generator (ST-7), at which time these units would be converted to a 58 MW dual-train combined-cycle (DTCC) unit. In January 1994, the Public Utilities Commission of the State of Hawaii (PUC) approved expenditures for CT-4, which HELCO had planned to install in late 1994.

The timing of the installation of HELCO's phased DTCC unit at the Keahole power plant site has been revised on several occasions due to delays in (a) obtaining approval from the Hawaii Board of Land and Natural Resources (BLNR) of a Conservation District Use Permit (CDUP) amendment and (b) obtaining from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) a Prevention of Significant Deterioration/Covered Source permit (PSD permit) for the Keahole power plant site. The delays are primarily attributable to lawsuits, claims and petitions filed by independent power producers and other parties. Subject to satisfactory resolution of the CDUP amendment, PSD permit and other matters, HELCO's current plan continues to contemplate that CT-4 and CT-5 will be added to its system. HELCO has deferred plans for ST-7 to approximately 2006 or 2007, unless the Encogen Hawaii, L.P. (Encogen) facility (described below) is not placed in service as planned, and, in December 1998, removed ST-7 costs from construction work-in-progress as described below.

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

On November 25, 1998, the EAB issued an Order Denying Review in Part and Remanding in Part. The EAB denied appeals of the permit that were based on challenges to (1) the DOH's use of a netting analysis (with respect to nitrogen oxide (NOx) emissions), (2) the DOH's determination of Best Available Control Technology (BACT) for control of sulfur dioxide emissions, and (3) certain aspects of the DOH's ambient air and source impact analysis. However, the EAB concluded that the DOH had not adequately responded to comments that had been made during the public comment period that data relating to certain ambient air concentrations were outdated or were measured at unrepresentative locations. The EAB remanded the proceedings and directed the DOH to reopen the permit for the limited purpose of (1) providing an updated air quality impact report incorporating current data on sulfur dioxide and particulate matter ambient concentrations and (2) providing a sufficient explanation of why the carbon monoxide and ozone data used to support the permit are reasonably representative, or performing a new air quality analysis based on data shown to be representative of the air quality in the area to be affected by the project. The EAB directed the DOH to accept and respond to public comments on the DOH's decisions with respect to these issues and ruled that any further appeals of its decision would be limited to the issues addressed on remand. On March 3, 1999, the EAB issued an Order denying motions for reconsideration which had been filed by HELCO, the Keahole Defense Coalition (KDC) and Kawaihae Cogeneration Partners
(KCP).

As a result of the EAB's decision on November 25, 1998 and its denial of all motions for reconsideration on March 3, 1999, there has been a further delay in HELCO's construction of CT-4 and CT-5. The actual length of the delay will depend on the actions needed to address the EAB's rulings, but completion of CT-4 and CT-5 is currently expected to be delayed until 2000 or early 2001. HELCO continues to work with the DOH to address the EAB's concerns regarding air quality data in the PSD permit application, with the intent of reaching a final resolution as expeditiously as possible. Despite this additional delay, HELCO believes that the PSD permit will eventually be obtained, and CT-4 and CT-5 will be built.

Declaratory judgment actions. In February 1997, KDC and three individuals
----------------------------
(Plaintiffs) filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings with regard to five counts alleging that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. The Complaint was amended in March of 1998 to add a sixth count, claiming that an amendment to a provision of the land patent (relating to the conditions under which the State could repurchase the land) is void and that the original provision should be reinstated. Cross motions for summary judgment were denied without explanation by orders filed in March 1998. In December 1998, the case was set for jury trial in May 1999. As a result of various motions which have been filed and ruled upon since that time, on April 12, 1999, the Court ruled that, because there were no remaining issues of fact in the case, the May 1999 trial date was vacated, no further discovery was authorized, and proceedings before the Court were suspended pending any further administrative action by the DOH and BLNR.

In summary, the status of the various counts in the KDC complaint are as follows:

  1. Count I (State Clean Air Act): On April 5, 1999, the Court orally ruled that the DOH was within its discretionary authority in granting HELCO's requests for additional extensions of time to file its Title V air permit applications.

  2. Count II (State Noise Pollution Act): At a hearing relating to Count II on February 16, 1999, the DOH notified the Court and the parties of a change in its interpretation of the noise rules promulgated under the State Noise Pollution Act. The change in interpretation would disadvantage HELCO's Keahole plant by applying the noise standard applicable to the emitter property (which the DOH claims to be a 55 dBA (daytime) and 45 dBA (nighttime) standard) rather than the previously-applied noise standard of the receptor properties in the surrounding Agricultural Park (a 70 dBA standard).

      In response to the new position announced by the DOH, on February 23, 1999 HELCO filed a declaratory judgment action against the DOH, alleging that the noise rules were invalid on constitutional grounds. At a hearing on March 31, 1999, the Court granted KDC's motion to dismiss the new complaint and Plaintiffs' motion for reconsideration on Count II and ruled that the applicable noise standard was 55 dBA daytime and 45 dBA nighttime. The Court specifically reserved ruling on HELCO's claims or potential claims based on estoppel and on the constitutionality of the noise rules "as applied" to HELCO's Keahole plant. Also on March 31, 1999, the Court granted in part and denied in part HELCO's motion for leave to file a cross-claim and a third-party complaint, stating that HELCO may file such motions on the "as applied" and "estoppel" claims once the DOH actually applies the 55/45 dBA noise standard to the Keahole plant.

      The DOH has not yet issued any formal enforcement action applying the 55/45 dBA standard to the Keahole plant.

  3. Count III (violation of CDUP): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to BLNR. (Should DOH find HELCO in violation of the noise rules (see Count II), BLNR would be called to act on the impact of such violation, if any, on the CDUP.) Discovery on this Count was suspended until May 3, 1999.

  4. Count IV (violations of HELCO's land patent): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to BLNR. (Should DOH find HELCO in violation of the noise rules (see Count II), BLNR would be called to act on the impact of such violation, if any, on the land patent.) Discovery on this Count was suspended until May 3, 1999.

  5. Count V (HELCO's ability to comply with land use regulations): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to BLNR for resolution of the administrative proceeding now pending before it. (See "BLNR petition," below.)

  6. Count VI (amendment of HELCO's land patent): At the March 31, 1999 hearing, the Court granted Plaintiffs' motion for summary judgment, finding that a 1984 amendment was invalid because BLNR had failed to comply with the statutory procedure relating to amendments. The amendment was intended to correct an error in the original land patent with regard to the repurchase clause in the patent and to conform the language to the applicable statute, under which the State would have the right to repurchase the site (as opposed to an automatic reversion) if it were no longer used for utility purposes. While the Count is no longer an issue for trial, BLNR must address the status of the original land patent in light of the invalidity of the amendment.

If and when the DOH and BLNR/ Department of Land and Natural Resources of the State of Hawaii (DLNR) act on the issues relating to Counts II, III, IV and V, and depending upon their rulings, the KDC lawsuit may be moot.

An Order was entered on April 16, 1999 with regard to Count I. With regard to the other counts, draft orders have been circulated and various objections filed, reflecting disagreements among the parties as to the intended meaning of the Court's oral rulings. With regard to the KDC complaint, on April 30, 1999, KDC filed a motion to determine prevailing party and to tax attorney fees and costs and a motion for discovery sanctions. A hearing on these motions is scheduled for June 7, 1999. With regard to the separate complaint brought by HELCO against DOH, on April 30, 1999, KDC filed a motion for sanctions under Rule 11 of the Hawaii Rules of Civil Procedure against HELCO and its legal counsel for bringing the lawsuit. That motion is also scheduled for hearing on June 7, 1999.

HELCO intends to vigorously defend against the claims raised in this case and in related administrative actions and, based on the status of these matters to date, management believes the final resolution of these matters will not prevent it from constructing CT-4 and CT-5 at Keahole.

Two additional cases were filed in 1998. First, in March 1998, Plaintiff Ratliff filed a complaint for declaratory judgment against HELCO, the BLNR and the DLNR. The complaint alleges a violation of plaintiff's constitutional due process rights because the land use conditions (if any) which apply to HELCO's use of the Keahole site were determined administratively by the DLNR (through a letter issued to HELCO on January 30, 1998) rather than being decided by the BLNR in a contested case. Also filed with the complaint was a motion to stay enforcement of the DLNR letter, which motion was denied in April 1998. Second, in May 1998, Waimana Enterprises, whose subsidiary is a partner in KCP, filed a lawsuit in the Third Circuit Court of the State of Hawaii, asking for a declaration that the January 1998 DLNR letter is void and seeking an injunction to prevent HELCO from further construction until the Court or the BLNR, at a public hearing, determines what conditions and limitations apply and whether HELCO is in compliance with them. At a hearing on February 8, 1999, the parties agreed, and the Court orally ordered, the consolidation of the Ratliff lawsuit with the KDC lawsuit and the dismissal with prejudice of the Waimana lawsuit. Ratliff filed a motion for summary judgment with regard to the claims in her lawsuit and BLNR and DLNR, joined by HELCO, also filed a motion for summary judgment in that lawsuit. At the March 31, 1999 hearing, the Court granted the BLNR/DLNR motion and HELCO's joinder, finding that the January 30, 1998 letter was a ministerial function properly performed by DLNR.

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

The current status of the IPPs' PUC complaints, and of a complaint filed by Hilo Coast Power Company (HCPC) in April 1997, is as follows:

     Enserch complaint. On January 16, 1998, HELCO filed with the PUC an
     -----------------
     application for approval of a power purchase agreement for a 60 MW (net) facility and an interconnection agreement with Encogen, an Enserch affiliate, both dated October 22, 1997. The agreements were entered into following a settlement agreement between Enserch and HELCO and are subject to PUC approval. The parties to the proceeding include HELCO, Encogen and the Consumer Advocate. Motions to intervene filed by KCP, HCPC and one other IPP were denied by the PUC. KCP filed a notice of appeal, which was denied by the Hawaii Circuit Court of the First Circuit by written order filed on February 8, 1999. The Consumer Advocate filed a Statement of Position on December 11, 1998, in which it recommended that an evidentiary hearing be held, following additional discovery, to address its issues and concerns regarding the agreements. The parties signed an amendment to the power purchase agreement on January 14, 1999 which, in part, provides that either party may terminate the agreement if the PUC does not issue an order within eighteen (18) months (extended from twelve (12) months originally in the agreement) from the submission of the application. The PUC established a schedule of proceedings in 1999 that provides the PUC with the opportunity to issue a decision within the amendment's six-month extension period, which ends on July 16, 1999. The parties have filed direct testimonies, final information requests (FIRs) and responses to FIRs. On April 9, 1999, HELCO filed a motion to strike certain portions of the Consumer Advocate's direct testimony and exhibits relating to the amount of AFUDC included in the avoided cost calculation for Encogen. On April 21, 1999, the PUC granted HELCO's motion to strike and, as a result, the remaining issues among the parties were limited. On May 3, 1999, the parties filed a stipulation stating that the Consumer Advocate withdraws its opposition to the PUC's approval of HELCO's agreements with Encogen, waiving the filing of rebuttal testimonies and exhibits and the holding of evidentiary hearings, and requesting that the parties have the opportunity to submit proposed findings of fact on May 25, 1999. The PUC approved the stipulation on May 5, 1999.

     KCP complaint. In January 1996, the PUC ordered HELCO to continue in good
     -------------
     faith to negotiate a power purchase agreement with KCP. In May 1997, KCP filed a motion for unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith. In June 1997, KCP filed a motion asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost" which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions. The PUC held an evidentiary hearing in August 1997. KCP filed two other motions, which HELCO opposed, to supplement the record. The PUC issued an Order in June 1998 which denied all of KCP's pending motions; provided rulings and/or guidance on certain avoided cost and contract issues; directed HELCO to prepare an updated avoided cost calculation that includes the Encogen agreement; and directed HELCO and KCP to resume contract negotiations. HELCO filed a motion for partial reconsideration with respect to one avoided cost issue. The PUC granted HELCO's motion and modified its order in July 1998. HELCO resumed negotiations with KCP in 1998 in compliance with the Order, but no agreement has been reached.

     HCPC complaint. In April 1997, HCPC filed a complaint against HELCO with
     --------------
     the PUC, requesting an immediate hearing on HCPC's offer for a new 20-year power purchase agreement for its existing facility, which is proposed to be expanded from 22 MW to 32 MW. HCPC's existing power purchase agreement is scheduled to terminate at the end of 1999. The PUC converted the HCPC complaint into a purchased power contract negotiation proceeding. HCPC submitted a new proposal in the proceeding in March 1998 for a 32-year power purchase agreement. An evidentiary hearing, which was limited to three issues affecting the calculation of avoided costs, including which of HELCO's planned unit additions could be deferred or displaced by a new power purchase agreement (PPA) with HCPC, was held in April 1998. On November 25, 1998, the PUC issued a Decision and Order in the HCPC complaint docket. The Decision and Order states that (1) "whether the next immediate unit is ultimately provided by Encogen at Hamakua or HELCO at Keahole, HCPC can negotiate to provide the increment of power following the next immediate unit", and "HELCO's sunk and parallel planning costs for CT-4 and CT-5 will not be part of the avoided cost calculation", and (2) the reconductoring of a transmission line to accept HCPC's proposed 32 MWs would be of system-wide benefit, and the cost would not be included in the avoided cost calculation. The decision also addressed a system-modeling issue, and required that the avoided cost calculation be based on the same assumptions used in the last (April 1998) avoided cost calculation. The PUC directed that HCPC and HELCO continue to negotiate a power purchase agreement and by February 1, 1999 submit to the PUC either a finalized agreement or reports informing the PUC of the matters preventing the finalization of an agreement. The parties entered into negotiations but have not yet finalized an agreement. Status reports were filed by HCPC on February 1, 1999 and by HELCO on February 2, 1999 (HELCO had received a one-day extension). In its status report, HELCO requested a hearing with respect to the pricing and avoided cost issues. On February 24, 1999, the PUC issued an Order reopening the docket to further assist HELCO and HCPC in negotiating an agreement and giving each party an opportunity to file supplemental memoranda by March 12, 1999. On March 8, 1999, HELCO filed a Motion for Partial Reconsideration of the Order, stating that it would waive its right to a hearing if it were allowed to present oral arguments to the PUC. The PUC granted HELCO's motion, and oral arguments were held on March 25, 1999.

Management cannot determine at this time whether the PUC will approve the Encogen power purchase agreement or whether the negotiations with KCP or HCPC or related PUC proceedings will result in the execution and/or PUC approval of a power purchase agreement. Under HELCO's current estimate of generating capacity requirements, there is a need for capacity in addition to the capacity which might be provided by any one of the IPPs. Management cannot determine at this time the impact on its plans with regard to the installation of units CT-4 and CT-5 at the Keahole power plant site if power purchase agreements with two or more of the IPPs were to be negotiated, approved by the PUC and implemented.

BLNR petition. On August 5, 1998, KDC filed with the BLNR a Petition for
--------------
Declaratory Ruling under Section 91-8, Hawaii Revised Statutes. The petition alleges that all conditions in Hawaii Administrative Rules Section 13-2-21 apply to HELCO's default entitlement to use its Keahole site, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that the DOH issued three separate Notices of Violation (NOVs) to HELCO in 1992 and 1998 for violation of clean air rules, which NOVs constitute violations under the existing permits and render such permits null and void. The petition requests that the BLNR commence a contested case on the petition; that the BLNR determine that HELCO has violated the terms of its existing conditional use permits, causing such permits to be null and void; and that the BLNR determine that HELCO has violated the conditions applicable to its default entitlement, such that HELCO should be enjoined from using the Keahole property under such default entitlement. The BLNR requested that each of the parties submit statements of position on the issues and HELCO filed its statement in October 1998. The last of the responsive submissions of the parties was filed in December 1998. The matter has not yet been set before BLNR for a determination of whether a hearing will be held.

DOH Notice of Violation. In July 1998, the DOH issued an NOV to HELCO for items
-----------------------
allegedly constituting unauthorized construction activity at the Keahole Generating Station prior to receipt of an effective PSD permit for CT-4 and CT-
5. The NOV required HELCO to immediately halt construction activities on pipe rack foundations, a retaining wall and an oil/water separator, and imposed a fine of $48,800. HELCO complied with the stop work order on the designated items and paid the fine.

EPA Notice of Violation. In September 1998, the EPA issued an NOV to HELCO
-----------------------
stating that HELCO violated the Hawaii State Implementation Plan by commencing construction activities at the Keahole generating station without first obtaining a final air permit. By law, 30 days after the NOV, the EPA may issue an order requiring compliance with applicable laws, assessing penalties and/or commencing a civil action seeking an injunction; however, no order has yet been issued. HELCO has put the EPA on notice that certain construction activities not affected by the NOV are continuing, and has received approval to proceed with certain construction activities. However, HELCO has halted work on other construction activities at Keahole until further notice is provided or approval is obtained from the EPA, or until the final air permit is received.

Costs incurred. Although management believes it has acted prudently with respect
--------------
to this project, effective December 1, 1998, HELCO decided to discontinue, for financial reporting purposes, the accrual of an Allowance For Funds Used During Construction (AFUDC) on CT-4 and CT-5 (which would have been approximately $0.4 million after tax per month). The length of the delays to date and potential further delays were factors considered by management in its decision to discontinue the accrual of AFUDC.

HELCO determined that ST-7 would not be needed in the immediate future and, in December 1998, removed $0.8 million in costs accumulated against ST-7 from construction work-in-progress, writing off $0.6 million and reclassifying $0.2 million in costs to inventory.

If it becomes probable that CT-4 and/or CT-5 will not be installed, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of March 31, 1999, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service amounted to $76.1 million, including approximately $31.2 million for equipment and material purchases, approximately $23.4 million for planning, engineering, permitting, site development and other costs and approximately $21.5 million for AFUDC accrued through November 30, 1998, after which HELCO stopped accruing AFUDC.

Contingency planning. In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address the delays that have occurred in obtaining the permits necessary to construct its combined-cycle unit at Keahole. Actions under the plan have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed reports with the PUC from time to time updating the contingency plan and the status of implementing the plan. The most recent update was filed on March 1, 1999. Due to the delays in adding new generation, and the expiration of the HCPC power purchase agreement for 22 MW at the end of 1999, HELCO's reserve margin (based on firm capacity without considering as-available resources such as wind and run-of-the-river hydroelectric generators) in 2000 will be less than the margin called for by its generation planning criteria until new generation is added. The addition of new generation is not expected to occur until April 2000, at the earliest. As a result, HELCO will have sufficient generation to cover projected monthly system peak loads with units on scheduled maintenance, but may not always have enough reserve margin to make up for the unexpected outage of one of its largest generation units beginning in January 2000 until new generation is added.

Competition proceeding

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. After a collaborative process involving the 19 parties to the proceeding, final statements of position were prepared by several of the parties and submitted to the PUC in October 1998. HECO's position is that retail competition is not feasible in Hawaii, but that some of the benefits of competition can be achieved through competitive bidding for new generation, performance-based rate-making and innovative pricing provisions. The other parties to the proceeding advanced numerous other proposals in their statements of position. The PUC will determine what subsequent steps will be followed in the proceeding, but no timetable has been set for such a determination. Some of the parties may seek state legislative action on their proposals. HECO cannot predict what the ultimate outcome of the proceeding will be or which (if any) of the proposals advanced in the proceeding will be implemented.

Environmental regulation

See discussion of the DOH NOV and the EPA NOV issued to HELCO above and note
(7), "Commitments and contingencies," in HEI's "Notes to consolidated financial statements."

(4)  HECO-obligated mandatorily redeemable preferred securities of trust
------------------------------------------------------------------------
     subsidiaries holding solely HECO and HECO-guaranteed subordinated
     -----------------------------------------------------------------
     debentures
     ----------

In March 1997, HECO Capital Trust I (Trust I), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (1997 trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the 1997 trust preferred securities and the common securities were used by Trust I to purchase 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (1997 junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million. The 1997 junior deferrable debentures, which bear interest at 8.05% and mature on March 27, 2027, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO), are the sole assets of Trust I. The 1997 trust preferred securities must be redeemed at the maturity of the underlying debt on March 27, 2027, which maturity may be shortened to a date no earlier than March 27, 2002 or extended to a date no later than March 27, 2046, and are not redeemable at the option of the holders, but may be redeemed by Trust I, in whole or in part, from time to time, on or after March 27, 2002 or upon the occurrence of certain events.

In December 1998, HECO Capital Trust II (Trust II), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998 (1998 trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the 1998 trust preferred securities and the common securities were used by Trust II to purchase 7.30% Junior Subordinated Deferrable Interest Debentures, Series 1998 (1998 junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million. The 1998 junior deferrable debentures, which bear interest at 7.30% and mature on December 15, 2028, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO), are the sole assets of Trust II. The 1998 trust preferred securities must be redeemed at the maturity of the underlying debt on December 15, 2028, which maturity may be shortened to a date no earlier than December 15, 2003 or extended to a date no later than December 15, 2047, and are not redeemable at the option of the holders, but may be redeemed by Trust II, in whole or in part, from time to time, on or after December 15, 2003 or upon the occurrence of certain events. All of the proceeds from the sale were invested by Trust II in the underlying debt securities of HECO, HELCO and MECO, who used such proceeds from the sale of the 1998 junior deferrable debentures primarily to effect the redemption of certain series of their preferred stock having a total par value of $47 million.

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO's consolidated balance sheets as of March 31, 1999 and December 31, 1998. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and

HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

(5)  Accounting changes
-----------------------

Costs of computer software developed or obtained for internal use and start-up activities

In March 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. In April 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which requires that costs of start-up activities, including organization costs, be expensed as incurred. The provisions of SOP 98-1 and SOP 98-5 are effective for fiscal years beginning after December 15, 1998. HECO and its subsidiaries adopted SOP 98-1 and SOP 98-5 effective January 1, 1999. The adoption of SOP 98-1 and SOP 98-5 did not have a material effect on HECO's consolidated financial condition, results of operations or liquidity.

Derivative instruments and hedging activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. HECO and its subsidiaries will adopt SFAS No. 133 on January 1, 2000 but management has not yet determined the impact of adoption.

(6)  Summarized financial information
-------------------------------------

Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:

Balance sheet data
                                                               HELCO                                   MECO
                                              ------------------------------------     -------------------------------------
                                                  March 31,          December 31,          March 31,          December 31,
(in thousands)                                       1999                1998                 1999                1998
----------------------------------------------------------------------------------------------------------------------------
Current assets...........................            $ 29,975              $ 35,473           $ 37,243              $ 41,103
Noncurrent assets........................             423,047               424,278            388,380               382,517
                                              ---------------    ------------------    ---------------    ------------------
                                                     $453,022              $459,751           $425,623              $423,620
                                              ===============    ==================    ===============    ==================


Common stock equity......................            $156,805              $157,269           $158,745              $157,402
Cumulative preferred stock--not subject
    to mandatory redemption..............               7,000                 7,000              5,000                 5,000
Current liabilities......................              53,442                62,313             31,631                32,052
Noncurrent liabilities...................             235,775               233,169            230,247               229,166
                                              ---------------    ------------------    ---------------    ------------------
                                                     $453,022              $459,751           $425,623              $423,620
                                              ===============    ==================    ===============    ==================

Income statement data
                                                                HELCO                                     MECO
                                              ------------------------------------------    ----------------------------------
                                                         Three months ended                        Three months ended
                                                              March 31,                                March 31,
                                              ------------------------------------------    ----------------------------------
(in thousands)                                        1999                 1998                 1999                 1998
------------------------------------------------------------------------------------------------------------------------------
Operating revenues.......................               $36,900              $38,775              $35,681              $35,730
Operating income.........................                 5,445                4,566                5,020                4,701
Net income for common stock..............                 2,923                3,751                2,407                3,584

HECO has not provided separate financial statements and other disclosures concerning MECO and HELCO because management has concluded that such financial statements and other information are not material to holders of the 1997 and 1998 junior deferrable debentures issued by MECO and HELCO which have been fully and unconditionally guaranteed by HECO.

(7)  Reconciliation of electric utility operating income per HEI and HECO
--------------------------------------------------------------------------
   consolidated statements of income
   ---------------------------------

                                                                                         Three months ended
                                                                                             March 31,
                                                                             --------------------------------------
(in thousands)                                                                       1999                  1998
-------------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated activities before income
 taxes (per HEI consolidated statements of income).......................            $ 40,901              $ 42,561

Deduct:
 Income taxes on regulated activities....................................             (10,668)              (13,002)
 Revenues from nonregulated activities...................................              (1,166)               (2,219)
Add:
 Expenses from nonregulated activities...................................                 143                   203
                                                                             ----------------      ----------------
Operating income from regulated activities after income taxes (per HECO
 consolidated statements of income)......................................            $ 29,210              $ 27,543
                                                                             ================      ================


Item 2.  Management's discussion and analysis of financial condition and results
         -----------------------------------------------------------------------
         of operations
         -------------

The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

                             RESULTS OF OPERATIONS

HEI Consolidated
----------------

                                       Three months ended
                                            March 31,
(in thousands, except per       -------------------------------         %              Primary reason(s) for
share amounts)                        1999           1998             change            significant change*
-------------------------------------------------------------------------------------------------------------------------
Revenues........................      $352,247       $374,858           (6)      Decrease for all segments

Operating income................        54,032         56,461           (4)      Decreases for the electric utility and
                                                                                 savings bank segments, partly offset by an
                                                                                 increase for the "other" segment
Net income (loss)
   Continuing operations........      $ 20,754       $ 22,819           (9)      Lower operating income and AFUDC and
                                                                                 higher preferred securities distributions,
                                                                                 partly offset by lower preferred stock
                                                                                 dividends (primarily due to the redemption
                                                                                 of several series in January 1999) and
                                                                                 lower income taxes**

   Discontinued operations......             -           (596)          NM       Discontinued operations of real estate
                                                                                 subsidiary in 1998
                                   -----------------------------
                                      $ 20,754       $ 22,223           (7)
                                   =============================
Basic earnings
   per common share.............
   Continuing operations........      $   0.65       $   0.72          (10)      See explanation for "net income
                                                                                 (loss)--continuing operations"

   Discontinued operations......             -          (0.02)          NM       See explanation for "net income
                                                                                 (loss)--discontinued operations"
                                   -----------------------------
                                      $   0.65       $   0.70           (7)
                                   =============================
Weighted-average number of
 common shares outstanding......        32,153         31,958            1       Issuances under the 1987 Stock Option and
                                                                                 Incentive Plan and other plans

*    Also see segment discussions which follow.

** Income taxes decreased primarily due to the lower operating income and the impact of the formation of ASB Realty Corporation (see savings bank segment discussion which follows).

NM   Not meaningful.

Following is a general discussion of the results of operations by business segment.

Electric utility
----------------

                                    Three months ended
                                         March 31,
(in thousands, except per  --------------------------------------            %             Primary reason(s) for significant
barrel amounts)                     1999               1998                change                     change
---------------------------------------------------------------------------------------------------------------------------------
Revenues...................       $237,791           $258,262               (8)        Lower fuel oil prices, the effects of
                                                                                       which are passed on to customers ($20
                                                                                       million), partly offset by higher rates
                                                                                       at MECO and slightly higher KWH sales
Expenses
 Fuel oil..................         44,878             56,731              (21)        Lower fuel oil prices, partly offset by
                                                                                       higher KWHs generated

 Purchased power...........         59,980             66,583              (10)        Lower fuel prices and KWHs purchased

 Other.....................         92,032             92,387                -         Lower other operation expenses and taxes,
                                                                                       other than income taxes, partly offset by
                                                                                       higher maintenance and depreciation and
                                                                                       amortization expenses

Operating income...........         40,901             42,561               (4)        Higher maintenance and depreciation and
                                                                                       amortization expenses, partly offset by
                                                                                       lower other operation expenses (note:
                                                                                       lower revenues were offset by lower fuel
                                                                                       oil and purchased power expenses and
                                                                                       lower taxes, other than income taxes)

Net  income................         17,081             19,262              (11)        Lower operating income and lower AFUDC

Kilowatthour sales
   (millions)..............          2,135              2,127                -

Fuel oil price per barrel..         $16.94             $23.59              (28)

Kilowatthour (KWH) sales in the first quarter of 1999 increased 0.4% from the same quarter in 1998, partly due to an increase in the number of customers and warmer weather. However, Hawaii's slow economy continues to dampen KWH sales. Although KWH sales were slightly higher, electric utility operating income decreased 4% from first quarter 1998, primarily due to a 28% increase in maintenance expenses, including a major scheduled combustion turbine overhaul, a $0.8 million write-off at MECO (see "Recent rate requests--MECO" below) and a 9% increase in depreciation and amortization expense as a result of additions to plant in 1998, partly offset by a 10% decrease in other operation expenses, primarily due to lower employee benefits expense.

Competition

The electric utility industry is becoming increasingly competitive. Independent power producers (IPPs) are well established in Hawaii and continue to actively pursue new projects. Customer self-generation, with or without cogeneration, has made inroads in Hawaii and is a continuing competitive factor. Competition in the generation sector in Hawaii is moderated, however, by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities. HECO has been able to compete successfully by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as the heat pump water heater.

Legislation has been introduced in Congress that would restructure the electric utility industry with a view toward increasing competition by, for example, allowing customers to choose their generation supplier. Some of the bills would exempt Alaska and Hawaii. Also, the Department of Energy's proposed "Comprehensive Electricity Competition Act", submitted to Congress in June 1998, includes a provision that would permit states to "opt out" of the proposed retail competition deadline of not later than January 1, 2003.

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See note (3) in HECO's "Notes to Consolidated Financial Statements." In their statement of position (SOP), HECO and its subsidiaries proposed to achieve some of the benefits of competition through proposals for (1) competitive bidding for new generation, (2) performance-based ratemaking (which would include an index-based price cap, an earnings sharing mechanism and a benchmark incentive plan) and (3) innovative pricing provisions (including rate restructuring, expanded time-of-use rates, customer migration rates such as standby charges, flexible pricing to encourage economic development and to compete with customer generation options, new service options and two-part rates incorporating real-time pricing). HECO suggests in its SOP that these proposals be implemented through PUC approval of applications submitted in a series of separate proceedings to be initiated by HECO in 1999 and 2000. In May 1999, the PUC approved HECO's standard form contract for customer retention, which allows HECO to provide an option for customers who would otherwise reduce their energy use from HECO's system by using energy from a nonutility generator. Based on HECO's current rates, the standard form contract provides a 2.77% discount on base energy rates for "Large Power" customers and an 11.27% discount on base energy rates for general service demand customers.

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

Recent rate requests

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of May 5, 1999, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.4% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.65% for HELCO (D&O issued on April 2, 1997 and based on a 1996 test year) and 10.94% for MECO (D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaii Electric Light Company, Inc.
-----------------------------------

In March 1998, HELCO filed a request to increase rates by 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% ROACE, primarily to recover costs relating to (1) an agreement, which is subject to PUC approval, to buy power from Encogen's 60 MW plant and (2) adding two combustion turbines (CT-4 and CT-5) at HELCO's Keahole power plant. Due to the EAB's denial of HELCO's motion for reconsideration of the EAB's November 25, 1998 decision (see "HELCO power situation--PSD permit" in note (3) to HECO's "Notes to consolidated financial statements") and the delay in purchasing power from Encogen, HELCO's test year 1999 rate increase application was withdrawn in March 1999. New applications are expected to be filed closer to the time when the new generation facilities are expected to be completed.

Maui Electric Company, Limited
------------------------------

In January 1998, MECO filed a request with the PUC to increase rates by 15.3%, or $22.4 million in annual revenues, based on a 12.75% ROACE and a 1999 test year, primarily to recover the costs related to the addition of generating unit M17 in late 1998. In November 1998, MECO revised its requested increase to 11.9%, or $16.4 million in annual revenues, based on a 12.75% ROACE. In December 1998, MECO received an interim D&O from the PUC, effective January 1, 1999, authorizing an 8.5%, or $11.7 million, increase in annual revenues (subject to refund with interest, pending the final outcome of the case), based on a ROACE of 11.12%, which was the ROACE authorized in MECO's prior rate case.

In April 1999, MECO received an amended final D&O from the PUC which authorized an 8.2%, or $11.3 million, increase in annual revenues, based on a 1999 test year and a 10.94% ROACE. The amended final D&O required a refund to customers because MECO had previously received under the interim D&O an interim increase of $11.7 million in annual revenues, or $0.4 million annually in excess of the amount that was finally approved. MECO will refund with interest the excess amounts collected since January 1, 1999, which amounted to approximately $0.1 million.

In March 1999, the PUC issued a D&O denying MECO's request to include $0.8 million in its rate base for exhaust flow enhancers, which were provided as part of a settlement for a warranty claim. MECO wrote-off the $0.8 million in the first quarter of 1999.

Savings bank
------------

                                   Three months ended
                                       March 31,
                             ------------------------------                 %
(in thousands)                   1999              1998                  change       Primary reason(s) for significant change
----------------------------------------------------------------------------------------------------------------------------------
Revenues.................      $100,280          $101,827                  (2)        Lower interest income as a result of lower
                                                                                      weighted-average yields on interest-earning
                                                                                      assets and lower average balances of
                                                                                      mortgage-backed securities, partly offset
                                                                                      by higher average loan and investments
                                                                                      balances and higher other income

Operating income.........        15,131            16,051                  (6)        Lower net interest income and higher office
                                                                                      occupancy expenses (including rent and
                                                                                      depreciation), Year 2000 costs, goodwill
                                                                                      amortization and compensation and employee
                                                                                      benefit expenses

Net income...............         8,525             8,360                   2         Lower operating income more than offset by
                                                                                      lower taxes

Interest rate spread.....          3.04%             3.21%                 (5)        42 basis points decrease in the
                                                                                      weighted-average yield on interest-earning
                                                                                      assets, partly offset by a 25 basis points
                                                                                      decrease in the weighted-average rate on
                                                                                      interest-bearing liabilities

ASB continued to be affected by Hawaii's weak economy, including the effects of increased delinquencies, and the relatively flat yield curve. The yield curve has started to widen which should be favorable for ASB's net interest income over time.

ASB's interest rate spread--the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities--decreased 5%. Comparing first quarter 1999 to the same period in 1998, the weighted-average yield on interest-earning assets decreased more than the weighted-average rate on interest-bearing liabilities decreased.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB experienced an outflow of deposits of $77 million ($54 million of which were certificates of deposits) in the first quarter of 1999, partly offset by $28 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and mortgage-backed securities, and other sources. In recent years, advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase have become more significant sources of funds as the demand for deposits decreased due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's interest rate spread and net interest income.

In the slow Hawaii economy, ASB has experienced an increase in nonaccrual loans and loan loss reserves. During the first quarter of 1999, ASB added $2.9 million to its allowance for loan losses. As of March 31, 1999, ASB's allowance for loan losses was 1.29% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated.


                                                                                        Three months ended
                                                                                            March 31,
                                                                             ------------------------------------
(in thousands)                                                                      1999                 1998
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of quarter..............................        $39,779              $29,950
Additions to provisions for losses...........................................          2,920                2,924
Allowance for losses on loans returned to Bank of America, FSB...............              -                  (98)
Net charge-offs..............................................................         (1,861)                (579)
                                                                                 ---------------      ---------------
Allowance for loan losses, end of quarter....................................        $40,838              $32,197
                                                                                 ===============      ===============

In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation (ASBR), which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB's income taxes. For the first quarter of 1999, ASB and subsidiaries' income taxes decreased 17% even though operating income only decreased 6% when compared to the same period in 1998. Although the State of Hawaii has indicated that it may challenge the tax treatment of this reorganization, ASB believes that its tax position is proper.

Other
-----

                           Three months ended
                               March 31,
                 ---------------------------------------          %
(in thousands)          1999               1998                 change       Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------
Revenues.........       $14,176             $14,769               (4)        Freight transportation subsidiaries' lower
                                                                             contract work, partly offset by higher
                                                                             general freight revenues

Operating loss...        (2,000)             (2,151)               7         Lower expenses at the holding companies

The "other" business segment includes results of operations from Hawaiian Tug & Barge Corp. and its subsidiary, Young Brothers, Limited, maritime freight transportation companies; HEI Investment Corp., a company primarily holding investments in leveraged leases; the HEIPC Group, companies formed to pursue independent power and integrated energy services projects in Asia and the Pacific; Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; HEI District Cooling, Inc., a company formed to develop, build, own, operate and/or maintain central chilled water, cooling system facilities, and other energy related products and services; ProVision Technologies, Inc., a company formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., companies formed primarily for the purpose of effecting the issuance of 8.36% Trust Originated Preferred Securities; HEI and HEI Diversified, Inc., holding companies; and eliminations of intercompany transactions.

Freight transportation

The freight transportation subsidiaries recorded operating income of $0.6 million and $0.7 million in the first quarters of 1999 and 1998, respectively. The decrease was primarily due to lower contract work revenues as the freight transportation subsidiaries continued to be negatively impacted by the slow economic activity on the neighbor islands and the slow construction industry in Hawaii.

Independent power and integrated energy services

HEIPC was formed in 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific. HEIPC's consolidated operating loss in the first quarters of 1999 and 1998 was $0.6 million.

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority (GPA), pursuant to which HPG has repaired and is operating and maintaining two oil-fired 25-MW (net) units at Tanguisson, Guam. In November 1996, HPG assumed operational control of the Tanguisson facility. HPG's total cost to repair the two units was $15 million. The GPA project site is contaminated with oil from spills occurring prior to HPG's assuming operational control. HPG has agreed to manage the operation and maintenance of GPA's waste oil recovery system at the project site consistent with GPA's oil recovery plan as approved by the U.S. Environmental Protection Agency. GPA, however, has agreed to indemnify and hold HPG harmless from any pre-existing environmental liability.

In September 1998, HEIPC (through a wholly owned, indirect subsidiary) acquired an effective 60% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 MW (nominal) coal-fired power plant to be located inside Baotou Iron & Steel (Group) Co., Ltd.'s (BaoSteel's) complex in Inner Mongolia, Peoples Republic of China. BaoSteel, a state-owned enterprise and the fifth largest steel company in China, is a 25% partner in the joint venture and will purchase all the electricity generated. Ownership of the plant will be transferred, without charge, to BaoSteel in approximately 20 years. Construction has commenced and unit 1 is expected to be on line by the end of 2000 and unit 2 six months thereafter. The HEIPC Group has committed to invest up to $100 million.

In December 1998, HEIPC (through a wholly owned, indirect subsidiary) invested $7.6 million to acquire convertible cumulative nonparticipating 8% preferred shares in Cagayan Electric Power & Light Co., Inc. (CEPALCO), an electric distribution company in the Philippines. The acquisition is a strategic move which puts the HEIPC Group in a position to participate in the eventual privatization of the National Power Corporation and growth in the electric distribution business in the Philippines. In May 1999, the HEIPC subsidiary also signed a memorandum of agreement to acquire 5% of CEPALCO common stock for approximately $2.2 million.

The HEIPC Group is actively pursuing other projects in Asia and the Pacific. The success of any project undertaken by the HEIPC Group will be dependent on many factors, including the economic, political, monetary, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by the HEIPC Group will be successfully completed or that the HEIPC Group's investment in any such project will not be lost, in whole or in part.

See note (7) in HEI's "Notes to consolidated financial statements" for a discussion of the HEIPC Group's commitment with respect to the China project. The HEIPC Group is pursuing additional international projects that are subject to approval by the HEIPC and HEI Boards of Directors.

Discontinued operations

See note (8) in HEI's "Notes to consolidated financial statements."

Accounting for the effects of certain types of regulation
---------------------------------------------------------

In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs of HECO and its subsidiaries and YB based on current cost-based rate-making regulations. Management believes HECO and its subsidiaries' and YB's operations currently satisfy the SFAS No. 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations, financial position or liquidity may result. As of March 31, 1999, HEI's and HECO's consolidated regulatory assets amounted to $112 million and $110 million, respectively.

Contingencies
-------------

See note (7) in HEI's "Notes to consolidated financial statements" and note (3) in HECO's "Notes to consolidated financial statements" for discussions of contingencies.

Year 2000 issue
---------------

The following discussion includes numerous forward-looking statements. See "Forward-looking information" on page v.

HEI consolidated

The Company is aware of the Year 2000 date issues associated with the practice of encoding only the last two digits of four digit years in computer equipment, software and devices with embedded technology. Year 2000 date issues, if not properly addressed, may result in computer errors that could cause a disruption of business operations. Further, the Company could be adversely impacted by Year 2000 date issues if suppliers, customers and other related businesses do not address the issues successfully. HEI and subsidiary management have developed Year 2000 programs and have teams in place that are actively assessing, renovating, validating and implementing Year 2000 ready systems. All significant computer-based systems are being included in the inventory and assessment process. Priority is being given to systems that are considered mission or business critical. HEI and each business unit have appointed a Year 2000 project manager who provides periodic reporting to their respective senior management and board of directors.

Both the electric utility and the savings bank segments are subject to external oversight by their respective regulators. Although substantial effort is being devoted to the Year 2000 issue, no absolute assurance can be given that the Company will successfully avoid all problems that may arise. Further, no absolute assurance can be given that the Year 2000 problems of other entities will not have a material adverse impact on the Company's systems or results of operations.

Costs.  Management believes that the cost to remediate its systems to become
------
Year 2000 ready will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. The total cost of initiatives undertaken primarily for Year 2000 remediation is estimated at $11.2 million, of which approximately $5.3 million has been incurred through March 31, 1999. The cost to remediate systems and the target dates provided below represent management's best estimates at this time. These estimates are based on information provided by various work units within the Company and external parties such as vendors and business partners. Numerous assumptions have been made regarding future dates, including the continued availability of internal and external resources, third party remediation plans and the successful testing of mission critical systems.

Electric utility

State of readiness.  HECO and its subsidiaries have identified information
-------------------
technology (IT) and non-IT systems which will require Year 2000 remediation work. HECO has prioritized these systems by importance, business risk and Year 2000 exposure, allocating resources accordingly. Remediation work for each of the systems includes an assessment phase, a renovation and validation phase and an implementation phase. Overall, the assessment phase is substantially complete for HECO's and its subsidiaries' systems and it is roughly estimated that 50% of the renovation and validation phase has been completed as of March 31, 1999, with lesser amounts of work completed on the implementation phase. The scheduled completion date for each critical system is not later than September 1999.

In December 1998, HECO and its subsidiaries replaced the majority of their business-critical applications with an integrated application suite that is represented to be Year 2000 ready. The installation of an integrated application suite has both simplified and lowered the cost of Year 2000 remediation efforts.

HECO and its subsidiaries have identified third parties with whom they have significant business relationships and are corresponding with these vendors and service providers to determine their Year

2000 readiness. Significant third parties include fuel suppliers, independent power producers, financial institutions and large customers. 287 vendors have been contacted and 87% have responded regarding their compliance. HECO has formed an Oahu Power Partners Year 2000 Group to provide a forum to share information among HECO, independent power producers and fuel suppliers. HECO has contracted with two of its major vendors of power plant equipment for their services in assessing, remediating and testing their installed control systems. HECO and these vendors have completed remediation of nine of HECO's 15 generating units which could be affected by Year 2000 problems and have tested six of the nine. By June 30, 1999, HECO expects to have remediated and tested generating units with sufficient generating capacity to meet projected peak load on Oahu on January 1, 2000. HELCO and MECO have remediated and tested generating units with sufficient generating capacity to meet projected peak load on Hawaii and Lanai, respectively, on January 1, 2000. And by mid-August 1999, MECO expects to have remediated and tested generating units with sufficient generating capacity to meet projected peak load on Maui and Molokai on January 1, 2000.


Costs.  HECO management believes that the cost to remediate its systems to
------
become Year 2000 ready will not have a material adverse effect on HECO's consolidated financial condition, results of operations or liquidity. The total cost of initiatives undertaken primarily for Year 2000 remediation is estimated at $4.3 million, of which $1.2 million has been incurred through March 31, 1999.

Risks.  The Year 2000 remediation effort addresses two distinct areas of risk--
------
(1) electric systems, which deliver power to customers, and (2) business systems, which handle data processing. Importantly, with respect to the electric systems, neither the generation nor distribution systems are fully dependent on automated control systems. Because HECO and its subsidiaries have the capability to manually control the generation and dispatching of power and have some degree of diversity and redundancy in their systems, HECO believes the most reasonably likely worst case scenario would be brief, localized power outages and billing, payment, collection and/or reporting errors or delays.

Contingency plans.  Contingency plans in the event of a Year 2000 problem are
------------------
being developed for HECO and its subsidiaries. HECO and its subsidiaries will have personnel on standby at midnight on December 31, 1999 and on other critical dates in 1999 and 2000, as deemed necessary. Work crews will be able to manually operate equipment, making a prolonged power outage unlikely.

Savings Bank

State of readiness.  ASB and its subsidiaries follow guidelines provided by the
-------------------
Office of Thrift Supervision (OTS), which require ASB to first renovate its mission critical systems. ASB, in its assessment, identified IT and non-IT mission critical systems requiring Year 2000 remediation work. IT systems include outsourced and in-house mainframe systems and applications, licensed vendor applications, ATMs, desktop applications and high speed check sorting. ASB has prioritized these systems by importance, business risk, and Year 2000 exposure, allocating resources accordingly.

The OTS guidelines use a five-phase approach to Year 2000 issues--an awareness phase, assessment phase, renovation phase, validation phase and implementation phase. As of March 31, 1999, the assessment and renovation of ASB's internal mission critical systems has been completed. Validation (92% complete) and implementation (63% complete) are the focal points for ASB's remaining Year 2000 effort. As of March 31, 1999, ASB had substantially completed its internal mission critical testing. Testing with business partners, service providers and vendors is expected to be completed by June 30, 1999. ASB is targeting to implement all renovated mission critical systems by June of 1999.

ASB and its subsidiaries identified third parties with whom they have significant relationships including software-hardware systems providers, large customers and a service bureau. ASB has implemented a Customer Impact Program that monitors the activities of its large business and deposit customers. ASB monitors its service and supply vendors for Year 2000 compliance and 352 of 426 vendors have responded that they are compliant or are making efforts to be compliant by January 1, 2000. Adequate time is being factored into the planning to allow movement to an alternative service provider or suppliers. ASB should reach decisions on whether to continue doing business with current suppliers and vendors by June 30, 1999.

Costs.  The total cost of initiatives undertaken by ASB primarily for Year 2000
------
remediation is estimated at $6.1 million, of which approximately $3.6 million has been incurred through March 31, 1999.

Risks.  The Year 2000 remediation effort addresses various areas of risk,
------
primarily in ASB's business systems, including in-house applications, vendor applications, service bureau applications and electronic banking. ASB believes that the most likely worst case scenario would be a localized disruption of customer services. ASB believes off-line processing at all branch sites is feasible for up to five working days.

Contingency plans.  ASB's overall contingency plan provides the broad steps that
------------------
ASB could take if entire systems or partial systems were lost. During 1998, ASB engaged a consultant who assisted in the development of detailed contingency plans for mission critical systems. ASB is using these contingency plans as models to develop similar detailed plans for other departments. ASB's contingency plans include implementing off-line or manual procedures, implementing stand-in programs, activating the disaster recovery plan and relocating certain operations to the recovery site. ASB will backup critical reports and files prior to yearend 1999. Further, ASB and its subsidiaries will have personnel on standby at midnight on December 31, 1999 and on other critical dates in 1999 and 2000, as deemed necessary.

Accounting changes
------------------

See note (6) and note (5) in HEI's and HECO's respective "Notes to consolidated financial statements."


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

The consolidated capital structure of HEI was as follows:


(in millions)                                               March 31, 1999                       December 31, 1998
--------------------------------------------------------------------------------------------------------------------------
Short-term borrowings...........................         $  242                11%             $  223                10%
Long-term debt..................................            903                41                 900                40
HEI- and HECO-obligated preferred
   securities of trust subsidiaries.............            200                 9                 200                 9
Preferred stock of electric utility subsidiaries             34                 2                  81                 4
Minority interests..............................              4                 -                   4                 -
Common stock equity.............................            830                37                 827                37
                                                    ---------------     -------------      --------------     -------------
                                                         $2,213               100%             $2,235               100%
                                                    ===============     =============      ==============     =============

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB are not included in the table above.

For the first three months of 1999, net cash provided by operating activities of HEI consolidated was $17 million. Net cash used in investing activities was $124 million, largely due to ASB's origination of loans and purchase of mortgage-backed securities, net of repayments, and HECO's consolidated capital expenditures. Net cash used by financing activities was $141 million as a result of several factors, including net decreases in securities sold under agreements to repurchase and deposit liabilities, the redemption of certain series of the electric utilities subsidiaries' preferred stock and the payment of common stock dividends and trust preferred securities distributions, partly offset by net increases in short-term borrowings and long-term debt.

Total HEI consolidated financing requirements for 1999 through 2003, including net capital expenditures (which exclude the AFUDC and capital expenditures funded by third-party cash contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase) and preferred stock retirements, are estimated to total $1.2 billion. Of this amount, approximately $0.8 billion is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 55% of the consolidated financing requirements, with debt financing providing the remaining requirements. Additional debt and equity financing may be required to fund activities not included in the 1999-2003 forecast, such as the development of additional independent power projects by the HEIPC Group in Asia and the Pacific, or to fund changes in requirements, such as increases in the amount of or an acceleration of capital expenditures of the electric utilities.

See note (9) in HEI's "Notes to consolidated financial statements" for a description of the medium-term notes issued in May 1999.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

Electric utility

HECO's consolidated capital structure was as follows:


(in millions)                                            March 31, 1999                    December 31, 1998
------------------------------------------------------------------------------------------------------------------------
Short-term borrowings from nonaffiliates
 and affiliate..............................          $  129                8%             $  139               8%
Long-term debt..............................             626               37                 622              36
HECO-obligated preferred securities of
 trust subsidiaries.........................             100                6                 100               6

Preferred stock.............................              34                2                  81               5
Common stock equity.........................             790               47                 787              45
                                                ----------------    -------------     ---------------    ------------
                                                      $1,679              100%             $1,729             100%
                                                ================    =============     ===============    ============

Operating activities provided $42 million in net cash during the first quarter of 1999. Investing activities used net cash of $13 million, primarily for capital expenditures. Financing activities used net cash of $64 million, including $16 million for the payment of common and preferred dividends and preferred securities distributions, $37 million for preferred stock redemptions and $10 million for the repayment of short-term borrowings, partially offset by a $4 million net increase in long-term debt.

The electric utilities' consolidated financing requirements for 1999 through 2003, including net capital expenditures, long-term debt retirements and preferred stock retirements, are estimated to total $660 million. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are expected to provide approximately 78% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. As of March 31, 1999, $26 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds issued for the benefit of HECO, MECO and HELCO remain undrawn. Also as of March 31, 1999, an additional $88 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance for the benefit of HECO and MECO prior to the end of 1999 and an additional $100 million of revenue bonds were authorized for issuance for the benefit of HECO and HELCO prior to the end of 2003. HECO estimates that it will require approximately $28 million in new common equity, in addition to retained earnings, over the five-year period 1999 through 2003. The PUC must approve issuances of long-term debt and equity securities by HECO, HELCO and MECO.

Capital expenditures include the costs of projects which are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 1999 through 2003 are currently estimated to total $608 million. Approximately 75% of forecast gross capital expenditures, which includes the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction, is for transmission and distribution projects, with the remaining 25% primarily for generation projects.

For 1999, electric utility net capital expenditures are estimated to be $142 million. Gross capital expenditures are estimated to be $157 million, comprised of approximately $120 million for transmission and distribution projects, approximately $12 million for new generation projects and approximately $25 million for general plant and existing generation projects. Drawdowns of proceeds from previous and future sales of tax-exempt special purpose revenue bonds, sales of common stock to HEI and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures.

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

Savings bank

                                                            March 31,              December 31,             %
(in millions)                                                 1999                    1998               change
------------------------------------------------------------------------------------------------------------------
Total assets.......................................            $5,585                $5,692                (2)
Mortgage-backed securities.........................             1,848                 1,791                 3
Loans receivable, net..............................             3,186                 3,143                 1
Deposit liabilities................................             3,816                 3,866                (1)
Securities sold under agreements to repurchase.....               461                   515               (10)
Advances from Federal Home Loan Bank...............               808                   806                 -

As of March 31, 1999, ASB was the third largest financial institution in the state based on total assets of $5.6 billion and deposits of $3.8 billion.

For the first quarter of 1999, net cash provided by ASB's operating activities was $1 million. Net cash used in ASB's investing activities was $108 million, due largely to the origination of loans and purchase of mortgage-backed securities, net of repayments. Net cash used in financing activities was $105 million largely due to a net decrease of $54 million in securities sold under agreements to repurchase, a net of decrease of $49 million in deposit liabilities and $5 million in common and preferred stock dividends.

Minimum liquidity levels are currently governed by the regulations adopted by the OTS. ASB was in compliance with OTS liquidity requirements as of March 31, 1999.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of March 31, 1999, ASB was in compliance with the OTS minimum capital requirements (noted in parentheses) with a tangible capital ratio of 5.5% (1.5%), a core capital ratio of 5.6% (3.0%) and a risk-based capital ratio of 12.4% (8.0%).

FDIC regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 1999, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 5.6% (5.0%), a Tier-1 risk-based ratio of 11.4% (6.0%) and a total risk-based ratio of 12.4% (10.0%).

Significant interstate banking legislation has been enacted at both the federal and state levels. Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank holding company may acquire control of a bank in any state, subject to certain restrictions. Under state law, effective June 1, 1997, a bank chartered under state law may merge with an out-of-state bank and convert all branches of both banks into branches of a single bank, subject to certain restrictions. Although the federal and state laws apply only to banks, such legislation may nonetheless affect the competitive balance among banks, thrifts and other financial institutions and the level of competition among financial institutions doing business in Hawaii.

For a discussion of the unfavorable disparity in the Financing Corporation assessment rates that ASB and other thrifts have paid in relation to the rates that most commercial banks have paid, see note (4) in HEI's "Notes to Consolidated Financial Statements." By law, the Financing Corporation's assessment rate on deposits insured by the Bank Insurance Fund must be one-fifth the rate on deposits insured by the Savings Association Insurance Fund until the insurance funds are merged or until January 1, 2000, whichever occurs first, at which time the FICO interest obligation for both banks and thrifts should thereafter be identical, at a currently estimated rate of 2.4 cents per $100 of deposits.

Certain legislative proposals advanced to eliminate thrift charters, if adopted, could have a material adverse effect on the Company. For example, if thrift charters were eliminated and ASB obtained a bank charter, HEI and its subsidiaries might become subject to the restrictions on the permissible activities of a bank holding company. While certain of the proposals that have been advanced would "grandfather" the activities of existing savings and loan holding companies such as HEI, management cannot predict whether or in what form any of these proposals might ultimately be adopted nor the extent to which the business of HEI or ASB might be affected.

Item 3. Quantitative and qualitative disclosures about market risk
------------------------------------------------------------------

The Company's results are impacted by ASB's ability to manage interest rate risk. For quantitative and qualitative information about the Company's market risks, see pages 39 to 41 of HEI's 1998 Annual Report to Stockholders.

U.S. Treasury yields at March 31, 1999 and December 31, 1998 were as follows:


             (%)                          March 31, 1999                  December 31, 1998
            -----                         --------------                  -----------------
          3 month                              4.47                             4.46
          1 year                               4.70                             4.52
          5 year                               5.10                             4.54
          10 year                              5.23                             4.65
          30 year                              5.62                             5.09

As interest rates (as measured by U.S. Treasury yields) have increased between 1 and 58 basis points from December 31, 1998 to March 31, 1999, management believes there was an unfavorable, but immaterial change between those dates in the Company's quantitative disclosures of its interest-sensitive assets, liabilities and off-balance sheet items.

                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
Item 1.  Legal proceedings
--------------------------

There are no significant developments in pending legal proceedings except as set forth in HECO's "Notes to consolidated financial statements," and management's discussion and analysis of financial condition and results of operations.

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

HEI

The Annual Meeting of Stockholders of HEI was held on April 27, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 17, 1999, the record date for the Annual Meeting, there were 32,176,314 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors.

The results of the voting for the Class III director-nominees and the independent auditor are as follows:


                                                                    Shares of Common Stock
                                    ---------------------------------------------------------------------------------------
                                                                                                                  Broker
                                        For               Withheld           Against           Abstain           nonvotes
                                    -------------    ---------------    --------------    --------------    ---------------
Election of Class III Directors
   Don E. Carroll                     29,520,966            395,807                                               --
   Richard Henderson                  29,461,394            455,379                                               --
   Bill D. Mills                      29,499,643            417,130                                               --
   Oswald K. Stender                  28,967,774            948,999                                               --

Election of KPMG LLP
   as independent auditor             29,478,940                          209,173            228,660              --

Class I Directors--Robert F. Clarke, A. Maurice Myers and James K. Scott-- continue in office with terms ending at the 2000 Annual Meeting. Class II Directors--Victor Hao Li, S.J.D., T. Michael May, Diane J. Plotts, Kelvin Taketa and Jeffrey N. Watanabe--continue in office with terms ending at the 2001 Annual Meeting.

HECO

The Annual Meeting of the Sole Stockholder of HECO was conducted by written consent effective April 27, 1999. The incumbent members of the Board of Directors of HECO were re-elected. The incumbent members continuing in office are Robert F. Clarke, Richard Henderson, T. Michael May, Paul A. Oyer, Diane J. Plotts, James K. Scott, Anne M. Takabuki, Jeffrey N. Watanabe and Paul C. Yuen. In addition, KPMG LLP was elected independent auditor of HECO for the fiscal year 1999.

Item 5.  Other information
--------------------------

A.   MECO underground storage tank (UST)

In June 1998, the DOH conducted a UST inspection at MECO's Kahului transmission and distribution baseyard. In July 1998, the DOH issued a Notice of Violation for alleged deficiencies in compliance with UST requirements. Subsequently, with the assistance of HECO's Environmental Department, MECO determined that its UST was in compliance with UST requirements. A certification of compliance status was submitted to the DOH on March 3, 1999.

B.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges excluding interest on ASB deposits



    Three months                                              Years ended December 31,
       ended            -------------------------------------------------------------------------------------------------
   March 31, 1999              1998                1997                1996                1995                 1994
--------------------    ----------------     ---------------      --------------     ---------------     ----------------
        1.76                   1.85                1.89                1.93                2.02                 2.31
====================    ================     ===============      ==============     ===============     ================

  Ratio of earnings to fixed charges including interest on ASB deposits

    Three months                                              Years ended December 31,
       ended            -------------------------------------------------------------------------------------------------
   March 31, 1999              1998                1997                1996                1995                 1994
--------------------    ----------------     ---------------      --------------     ---------------     ----------------
        1.43                   1.47                1.58                1.56                1.60                 1.73
====================    ================     ===============      ==============     ===============     ================

For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent the sum of (i) pretax income from continuing operations (excluding undistributed net income or net loss from less than fifty-percent-owned persons) and (ii) fixed charges (as hereinafter defined, but excluding capitalized interest). "Fixed charges" are calculated both excluding and including interest on ASB's deposits during the applicable periods and represent the sum of (i) interest, whether capitalized or expensed, but excluding interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HEI's subsidiaries, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) the preferred securities distribution requirements of trust subsidiaries.

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges

    Three months                                              Years ended December 31,
       ended            -------------------------------------------------------------------------------------------------
   March 31, 1999              1998                1997                1996                1995                 1994
--------------------    ----------------     ---------------      --------------     ---------------     ----------------
        2.85                   3.33                3.26                3.58                3.46                 3.47
====================    ================     ===============      ==============     ===============     ================

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

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

(a)  Exhibits

HEI                Distribution Agreement dated April 27, 1999 between HEI and Merrill Lynch &
Exhibit 1          Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman, Sachs &
                   Co., as Agents

HEI                Second Supplemental Indenture dated as of April 1, 1999 between HEI and
Exhibit 4.1        Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between
                   HEI and Citibank, N.A., as Trustee

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1       Computation of ratio of earnings to fixed charges, three months ended
                   March 31, 1999 and 1998

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2       Computation of ratio of earnings to fixed charges, three months ended
                   March 31, 1999 and 1998

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1       Financial Data Schedule
                   March 31, 1999 and three months ended March 31, 1999

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1(a)    Restated Financial Data Schedule
                   March 31, 1998 and three months ended March 31, 1998

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2       Financial Data Schedule
                   March 31, 1999 and three months ended March 31, 1999

HEI                Letter dated May 7, 1999 from the Hawaiian Electric Industries, Inc. Pension
Exhibit 99.1       Investment Committee to Fidelity Investments Institutional Operations Company,
                   Inc. relating to Schedule "D" to the Hawaiian Electric Industries Retirement
                   Savings Plan Trust Agreement dated as of November 28, 1988, as amended, between
                   HEI and Fidelity Management Trust Company for incorporation by reference into
                   Registration Statement on Form S-8 (Registration No. 333-02103)

HEI                Letter dated May 7, 1999 from the Hawaiian Electric Industries, Inc. Pension
Exhibit 99.2       Investment Committee to Fidelity Investments Institutional Operations Company,
                   Inc. relating to Schedule "E" to the Hawaiian Electric Industries Retirement
                   Savings Plan Trust Agreement dated as of November 28, 1988, as amended, between
                   HEI and Fidelity Management Trust Company for incorporation by reference into
                   Registration Statement on Form S-8 (Registration No. 333-02103)


(b)   Reports on Form 8-K

Subsequent to December 31, 1998, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated                       Registrant/s     Items reported
----------------------------------------------------------------------------------------------------------------
December 4, 1998           HEI/HECO          Item 5: HEI's January 19, 1999 news release reporting 1998 earnings, "HEIPC subsidiary makes strategic investment in the
                                             Philippines," "HELCO power situation," "HELCO rate request," "MECO rate request" and the "issuance of trust preferred securities and redemption of preferred stock," and Item 7: the final form of documents delivered in connection with the offer and sale of
                                             HECO-Obligated 7.30% Cumulative Quarterly Income Preferred
                                             Securities, Series 1998

February 23, 1999          HEI/HECO          Item 7, portions of HEI's 1998 Annual Report to Stockholders and
                                             HECO's 1998 Annual Report to Stockholder

April 26, 1999             HEI/HECO          Item 5: HEI's April 27, 1999 news release reporting first quarter
                                             1999 earnings, "HELCO power situation," "MECO rate request" and
                                             "China project," and Item 7: "Computation of ratio of earnings to fixed charges" and the "Consent of KPMG LLP in connection with the
                                             Registration Statement on S-3 (Regis. No. 333-73225)"



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.     HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                        (Registrant)


By  /s/ Curtis Y. Harada               By  /s/ Paul Oyer
   ----------------------------           -----------------------------
   Curtis Y. Harada                       Paul A. Oyer
   Controller                             Financial Vice President and
   (Principal Accounting Officer            Treasurer
     of HEI)                              (Principal Financial Officer of HECO)

Date:  May 10, 1999                    Date: May 10, 1999