Form 10-Q
period 1999-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1999-08-12
CIK 354707, 46207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
           []  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

            Hawaiian Electric Industries, Inc. ----- (808) 543-5662
              Hawaiian Electric Company, Inc. ----- (808) 543-7771
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x    No
                                          ------  -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class of Common Stock                                                    Outstanding August 6, 1999
--------------------------------------------------------------------------------------------------------------

Hawaiian Electric Industries, Inc. (Without Par Value)......                 32,212,263 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)..........      12,805,843 Shares (not publicly traded)
==============================================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 1999

                                     INDEX
                                                                        Page No.

Glossary of terms........................................................  ii
Forward-looking information..............................................   v

                         PART I.  FINANCIAL INFORMATION

Item  1.      Financial statements


              Hawaiian Electric Industries, Inc. and subsidiaries
              -----------------------------------------------------------
              Consolidated balance sheets (unaudited) -
              June 30, 1999 and December 31, 1998........................    1
              Consolidated statements of income (unaudited) -
              three and six months ended June 30, 1999 and 1998..........    2
              Consolidated statements of retained earnings (unaudited) -
              three and six months ended June 30, 1999 and 1998..........    3
              Consolidated statements of cash flows (unaudited) -
              six months ended June 30, 1999 and 1998....................    4
              Notes to consolidated financial statements (unaudited).....    5

              Hawaiian Electric Company, Inc. and subsidiaries
              -----------------------------------------------------------
              Consolidated balance sheets (unaudited) -
              June 30, 1999 and December 31, 1998........................   10
              Consolidated statements of income (unaudited) -
              three and six months ended June 30, 1999 and 1998..........   11
              Consolidated statements of retained earnings (unaudited) -
              three and six months ended June 30, 1999 and 1998..........   11
              Consolidated statements of cash flows (unaudited) -
              six months ended June 30, 1999 and 1998....................   12
              Notes to consolidated financial statements (unaudited).....   13

Item 2.       Management's discussion and analysis of financial condition
              and results of operations..................................   23

Item 3.       Quantitative and qualitative disclosures about market risk.   39

                          PART II.  OTHER INFORMATION

Item 1.       Legal proceedings...........................................  40
Item 5.       Other information...........................................  40
Item 6.       Exhibits and reports on Form 8-K............................. 41
Signatures................................................................. 42

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 1999

                               GLOSSARY OF TERMS

Terms        Definitions
-----        -----------

AFUDC        Allowance for funds used during construction

ASB American Savings Bank, F.S.B., a wholly owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp., ASB Service Corporation, AdCommunications, Inc., American Savings Mortgage Co., Inc. and ASB Realty Corporation

BaoSteel     Baotou Iron & Steel (Group) Co., Ltd.

BIF          Bank Insurance Fund

BLNR         Board of Land and Natural Resources of the State of Hawaii

CDUP         Conservation District Use Permit

CEPALCO      Cagayan Electric Power & Light Co., Inc.

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

EAB          Environmental Appeals Board

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

                                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)
                                                                                 June 30,             December 31,
(in thousands)                                                                     1999                   1998
-----------------------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents............................................              $    154,231          $    412,254
Accounts receivable and unbilled revenues, net..................                   149,726                156,220
Investment and mortgage-backed securities.......................                 2,019,704              1,902,927
Loans receivable, net...........................................                 3,203,868              3,143,197
Property, plant and equipment, net of accumulated
   depreciation and amortization of $1,122,256 and $1,063,023...                 2,089,055              2,093,398
Regulatory assets...............................................                   113,656                110,459
Other...........................................................                   275,716                265,799
Goodwill and other intangibles..................................                   110,872                115,006
                                                                              ------------           ------------
                                                                              $  8,116,828          $   8,199,260
                                                                              ============          =============

Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable................................................              $    117,608          $     107,863
Deposit liabilities.............................................                 3,728,784              3,865,736
Short-term borrowings...........................................                   157,377                222,847
Securities sold under agreements to repurchase..................                   476,300                515,330
Advances from Federal Home Loan Bank............................                   926,081                805,581
Long-term debt..................................................                   995,254                899,598
Deferred income taxes...........................................                   185,780                186,138
Contributions in aid of construction............................                   198,856                198,904
Other...........................................................                   259,652                285,243
                                                                              ------------           ------------
                                                                                 7,045,692              7,087,240
                                                                              ------------          -------------

HEI- and HECO-obligated preferred securities of
    trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed and HECO and HECO-guaranteed
    subordinated debentures.....................................                   200,000                200,000
Preferred stock of electric utility subsidiaries
    Subject to mandatory redemption.............................                         -                 33,080
    Not subject to mandatory redemption.........................                    34,293                 48,293
Minority interests..............................................                     3,570                  3,675
                                                                             -------------          -------------
                                                                                   237,863                285,048
                                                                             -------------          -------------

Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares;
    issued:  none...............................................                         -                      -
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 32,186 shares and 32,116 shares............                   664,415                661,720
Retained earnings...............................................                   168,858                165,252
                                                                              ------------           ------------
                                                                                   833,273                826,972
                                                                             -------------          -------------
                                                                             $   8,116,828          $   8,199,260
                                                                             =============          =============

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)
                                                               Three months ended             Six months ended
                                                                    June 30,                      June 30,
(in thousands, except per share amounts and                 -----------------------------------------------------
ratio of earnings to fixed charges)                           1999           1998           1999           1998
---------------------------------------------------------   -----------------------------------------------------
Revenues
Electric utility.........................................   $252,272       $244,548       $490,063       $502,810
Savings bank.............................................    101,759        101,268        202,039        203,095
Other....................................................     15,657         14,849         29,833         29,618
                                                            --------       --------       --------       --------
                                                             369,688        360,665        721,935        735,523
                                                            --------       --------       --------       --------
Expenses
Electric utility.........................................    207,936        202,850        404,826        418,551
Savings bank.............................................     85,970         88,638        171,119        174,414
Other....................................................     17,072         15,063         33,248         31,983
                                                            --------       --------       --------       --------
                                                             310,978        306,551        609,193        624,948
                                                            --------       --------       --------       --------
Operating income (loss)
Electric utility.........................................     44,336         41,698         85,237         84,259
Savings bank.............................................     15,789         12,630         30,920         28,681
Other....................................................     (1,415)          (214)        (3,415)        (2,365)
                                                            --------       --------       --------       --------
                                                              58,710         54,114        112,742        110,575
                                                            --------       --------       --------       --------

Interest expense--electric utility and other.............    (19,000)       (18,135)       (36,888)       (35,744)
Allowance for borrowed funds used
   during construction...................................        599          1,703          1,239          3,319
Preferred stock dividends of electric
   utility subsidiaries..................................       (499)        (1,500)        (1,126)        (3,008)
Preferred securities distributions of trust subsidiaries.     (4,008)        (3,096)        (8,007)        (6,192)
Allowance for equity funds used
   during construction...................................        987          2,866          2,026          5,642
                                                            --------       --------       --------       --------

Income from continuing operations
   before income taxes...................................     36,789         35,952         69,986         74,592
Income taxes.............................................     14,033         13,031         26,476         28,852
                                                            --------       --------       --------       --------
Income from continuing operations........................     22,756         22,921         43,510         45,740
Loss from discontinued operations  loss
   from operations (less applicable income tax
   benefits of $335 and $714 for the three months
   and six months ended June 30, 1998, respectively).....          -           (528)             -         (1,124)
                                                            --------       --------       --------       --------
Net income...............................................   $ 22,756       $ 22,393       $ 43,510       $ 44,616
                                                            ========       ========       ========       ========

Basic earnings (loss) per common share
   Continuing operations.................................   $   0.71       $   0.72       $   1.35       $   1.43
   Discontinued operations...............................          -          (0.02)             -          (0.03)
                                                            --------       --------       --------       --------
                                                            $   0.71       $   0.70       $   1.35       $   1.40
                                                            ========       ========       ========       ========
Diluted earnings (loss) per common share
   Continuing operations.................................   $   0.71       $   0.72       $   1.35       $   1.42
   Discontinued operations...............................          -          (0.02)             -          (0.03)
                                                            --------       --------       --------       --------
                                                            $   0.71       $   0.70       $   1.35       $   1.39
                                                            ========       ========       ========       ========
Dividends per common share...............................   $   0.62       $   0.62       $   1.24       $   1.24
                                                            ========       ========       ========       ========
Weighted-average number of common shares
   outstanding (basic earnings per common share)              32,183         32,007         32,168         31,982
   Dilutive effect of stock options and dividend                  92            136             98            138
    equivalents..........................................   --------       --------       --------       --------

Adjusted weighted-average shares
   (diluted earnings per common share)...................     32,275         32,143         32,266         32,120
                                                            ========       ========       ========       ========
Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits..................                                     1.79           1.86
                                                                                          ========       ========
     Including interest on ASB deposits..................                                     1.45           1.46
                                                                                          ========       ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                                      Three  months ended                    Six months ended
                                                                            June 30,                             June 30,
                                                              ---------------------------------     -------------------------------
(in thousands)                                                       1999               1998               1999           1998
-----------------------------------------------------------  ----------------------------------------------------------------------


Retained earnings, beginning of period................              $166,057           $162,259           $165,252     $159,862
Net income............................................                22,756             22,393             43,510       44,616
Common stock dividends................................               (19,955)           (19,845)           (39,904)     (39,671)
                                                              --------------     --------------     --------------     ---------
Retained earnings, end of period......................              $168,858           $164,807           $168,858     $164,807
                                                              ==============     ==============     ==============     =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                     ----------------------------------
(in thousands)                                                                                  1999               1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations....................................................      $  43,510          $  45,740
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities
      Depreciation and amortization of property, plant and equipment.................         54,410             49,539
      Other amortization.............................................................          8,180              7,850
      Provision for loan losses......................................................          6,098              6,348
      Deferred income taxes..........................................................            796             (1,478)
      Allowance for equity funds used during construction............................         (2,026)            (5,642)
      Changes in assets and liabilities
            Decrease in accounts receivable and unbilled revenues, net...............          6,494              8,211
            Increase (decrease) in accounts payable..................................          9,745            (42,356)
            Changes in other assets and liabilities..................................        (26,805)             5,529
                                                                                           ---------          ---------
Net cash provided by continuing operating activities.................................        100,402             73,741
                                                                                           ---------          ---------

Cash flows from investing activities
Held-to-maturity mortgage-backed securities purchased................................       (479,844)          (278,784)
Principal repayments on held-to-maturity mortgage-backed securities..................        364,060            237,356
Held-to-maturity investment securities purchased.....................................              -           (117,982)
Loans receivable originated and purchased............................................       (400,473)          (301,420)
Principal repayments on loans receivable.............................................        327,281            238,987
Capital expenditures.................................................................        (57,759)           (72,675)
Cash paid to Bank of America, FSB for the purchase of loans receivable and
   other assets, net of the assumption of deposit and other liabilities..............              -            (24,018)
Proceeds from loans returned to Bank of America, FSB.................................              -             27,514
Other................................................................................          9,983             10,652
                                                                                           ---------          ---------
Net cash used in investing activities................................................       (236,752)          (280,370)
                                                                                           ---------          ---------

Cash flows from financing activities
Net decrease in deposit liabilities..................................................       (136,952)          (101,028)
Net decrease in short-term borrowings with original maturities of
   three months or less..............................................................        (65,470)           (78,854)
Net decrease in retail repurchase agreements.........................................            125            115,028
Proceeds from securities sold under agreements to repurchase.........................        198,000            412,812
Repurchase of securities sold under agreements to repurchase.........................       (237,000)          (263,000)
Proceeds from advances from Federal Home Loan Bank...................................        423,100            335,700
Principal payments on advances from Federal Home Loan Bank...........................       (302,600)          (281,593)
Proceeds from issuance of long-term debt.............................................         99,075            175,482
Repayment of long-term debt..........................................................         (3,500)           (59,400)
Redemption of electric utility subsidiaries' preferred stock.........................        (42,080)            (2,400)
Net proceeds from issuance of common stock...........................................          2,510              4,514
Common stock dividends...............................................................        (39,904)           (39,671)
Preferred securities distributions of trust subsidiaries.............................         (8,007)            (6,192)
Other................................................................................         (8,970)            (2,593)
                                                                                           ---------          ---------
Net cash provided by (used in) financing activities..................................       (121,673)           208,805
                                                                                           ---------          ---------

Net cash used in discontinued operations.............................................              -             (2,500)
                                                                                           ---------          ---------
Net decrease in cash and equivalents.................................................       (258,023)              (324)
Cash and equivalents, beginning of period............................................        412,254            253,910
                                                                                           ---------          ---------
Cash and equivalents, end of period..................................................      $ 154,231          $ 253,586
                                                                                           =========          =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
(Unaudited)
--------------------------------------------------------------------------------

(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1998 and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1999.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of June 30, 1999 and December 31, 1998, the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 1999 presentation.

(2)  Segment financial information
----------------------------------
Segment financial information was as follows:

                                Electric   Savings              Holding      Elimi-
($ in thousands)                utility     bank      Other    companies    nations     Total
----------------------------------------------------------------------------------------------

Quarter ended June 30, 1999
Revenues from external           252,272   101,752   14,658        1,006         -     369,688
 customers...................
Intersegment revenues........          -         7    2,728        1,554     (4,289)         -
                             -----------------------------------------------------------------
    Revenues.................    252,272   101,759   17,386        2,560     (4,289)   369,688
                             =================================================================

Profit (loss)*...............     31,335    14,439      140       (9,125)         -     36,789
Income taxes (benefit).......     12,111     5,382      496       (3,956)         -     14,033
                             -----------------------------------------------------------------
    Income (loss) from
       continuing operations.     19,224     9,057     (356)      (5,169)         -     22,756
                             =================================================================

Six months ended June 30, 1999
Revenues from external           490,063   202,024   28,692        1,156          -    721,935
 customers...................
Intersegment revenues........          -        15    5,372        3,556     (8,943)         -
                             -----------------------------------------------------------------
    Revenues.................    490,063   202,039   34,064        4,712     (8,943)   721,935
                             =================================================================

Profit (loss)*...............     59,036    28,220      556      (17,826)         -     69,986
Income taxes (benefit).......     22,731    10,638      911       (7,804)         -     26,476
                             -----------------------------------------------------------------
    Income (loss) from
       continuing operations.     36,305    17,582     (355)     (10,022)         -     43,510
                             =================================================================


Quarter ended June 30, 1998
Revenues from external
 customers...................    244,548   101,260   14,790           67          -    360,665

Intersegment revenues........          -         8    2,715        2,078     (4,801)         -
                             -----------------------------------------------------------------
    Revenues.................    244,548   101,268   17,505        2,145     (4,801)   360,665
                             =================================================================

Profit (loss)*...............     31,207    11,280      997       (7,532)         -     35,952
Income taxes (benefit).......     12,518     3,928      900       (4,315)         -     13,031
                             -----------------------------------------------------------------
    Income (loss) from
       continuing operations.     18,689     7,352       97       (3,217)         -     22,921
                             =================================================================

Six months ended June 30, 1998
Revenues from external
 customers...................    502,810   203,080   29,501          132          -    735,523

Intersegment revenues........          -        15    5,331        4,114     (9,460)         -
                             -----------------------------------------------------------------
    Revenues.................    502,810   203,095   34,832        4,246     (9,460)   735,523
                             =================================================================

Profit (loss)*...............     63,485    25,981    1,340      (16,214)         -     74,592
Income taxes (benefit).......     25,534    10,269    1,498       (8,449)         -     28,852
                             -----------------------------------------------------------------
    Income (loss) from
       continuing operations.     37,951    15,712     (158)      (7,765)         -     45,740
                             =================================================================

*  Income before income taxes and discontinued operations.

Revenues attributed to foreign countries for the periods identified above were not significant.

(3)  Electric utility subsidiary
--------------------------------
For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 10 through 22.

(4)  Savings bank subsidiary
----------------------------
Deposit-insurance premiums

The Savings Association Insurance Fund (SAIF) insures the deposit accounts of ASB and other thrifts. The Bank Insurance Fund (BIF) insures the deposit accounts of commercial banks. The Federal Deposit Insurance Corporation (FDIC) administers the SAIF and BIF.

In December 1996, the FDIC adopted a risk-based assessment schedule for SAIF institutions, effective January 1, 1997, that was identical to the existing base rate schedule for BIF institutions: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 will be the assessment to fund the Financing Corporation's (FICO's) interest obligations, which assessment was initially set at 6.48 cents per $100 of deposits for SAIF institutions and 1.3 cents per $100 of deposits for BIF institutions (subject to quarterly adjustment). In December 1997, ASB acquired BIF-assessable deposits as well as SAIF-assessable deposits from Bank of America, FSB. As a "well-capitalized" thrift, ASB's base deposit insurance premium effective for the June 30, 1999 quarterly payment is zero and its assessment for funding FICO interest payments is 5.8 cents per $100 of SAIF-assessable deposits and 1.2 cents per $100 of BIF-assessable deposits, on an annual basis, based on deposits as of March 31, 1999. SAIF-assessable deposits represented 98% of total deposits as of March 31, 1999.

 (5)  Cash flows
----------------
Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                              Six months ended June 30,
                                                                                    ------------------------------------------
(in thousands)                                                                              1999                    1998
------------------------------------------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding interest paid on
 nonrecourse debt on leveraged leases)..............................................          $139,858                $138,267
                                                                                              ========                ========
Income taxes........................................................................          $ 38,030                $ 33,926
                                                                                              ========                ========

Supplemental disclosures of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $2.0 million and $5.6 million for the six months ended June 30, 1999 and 1998, respectively, and decreased due to the nonaccrual of AFUDC at Keahole and a lower construction in progress base on which AFUDC is calculated because of additions to plant in 1998.

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

Derivative instruments and hedging activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the provisions of SFAS No. 133 were amended by SFAS No. 137 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, as amended, on January 1, 2001, but has not yet determined the impact, if any, of adoption.

(7)  Commitments and contingencies
----------------------------------
Environmental regulation

In early 1995, the Department of Health of the State of Hawaii (DOH) initially advised HECO, Hawaiian Tug & Barge Corp. (HTB), Young Brothers, Limited (YB) and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or to operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 and certain of the identified parties [including HECO, Chevron Products Company, Equilon Enterprises LLC (formerly Shell Oil Products Company), the State of Hawaii Department of Transportation Harbors Division and others, but not including HTB and YB] formed a Technical Work Group and a Legal Work Group which now function together as the Honolulu Harbor Working Group. Effective January 30, 1998, the Honolulu Harbor Working Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions.

On April 19, 1999, the Honolulu Harbor Working Group submitted to the DOH a "Data Assimilation and Review" report, which presents the results of a study conducted by a consultant to document environmental conditions in the Iwilei Unit of the Honolulu Harbor study area related to potential petroleum impacts. The location and sources (confirmed and potential) of petroleum releases were identified. The Honolulu Harbor Working Group will later submit a report that will include the identification and evaluation of potential hazardous areas, a preliminary risk screening and recommendations for additional data gathering to allow an assessment of the need for risk-based corrective action. Tentatively, it is expected that this report will be submitted to the DOH in the third quarter of 1999.

On July 14, 1999, the Honolulu Harbor Working Group engaged PHR Environmental Consultants, Inc. (PHR) to assist in identifying additional potentially responsible parties. Preliminary results from PHR are expected later in the third quarter 1999.

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

Ownership of the plant will be transferred, without charge, to BaoSteel in approximately 20 years. As of June 30, 1999, HEIPC and its subsidiaries (the HEIPC Group) had invested approximately $17 million and are committed to invest up to an additional $83 million toward the China project. Completion of construction is dependent on BaoSteel having made satisfactory arrangements with the Inner Mongolia Power (Group) Co. Ltd. for the interconnection of the project. Although BaoSteel is in the process of securing the interconnection agreement, as of August 6, 1999, such agreement had not yet been finalized.

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

Summary financial information for the discontinued operations of MPC is as follows:


                                                                                           Three months              Six months
                                                                                              ended                    ended
(in thousands)                                                                            June 30, 1998            June 30, 1998
----------------------------------------------------------------------------------------------------------------------------------
Operations
Revenues.............................................................................              $1,807                  $ 2,570

Operating loss.......................................................................              $ (324)                 $  (767)
Interest expense.....................................................................                (539)                  (1,071)
Income tax benefits..................................................................                 335                      714
                                                                                             ------------              -----------
Loss from discontinued operations - loss from operations.............................              $ (528)                 $(1,124)
                                                                                             ============              ===========

Basic and diluted loss per common share..............................................              $(0.02)                 $ (0.03)
                                                                                             ============              ===========

As of June 30, 1999, the remaining net assets of the discontinued residential real estate development operations amounted to $21 million (included in "Other" assets) and consisted primarily of real estate assets, receivables and deferred tax assets, reduced by loans, accounts payable and a reserve for the net loss from operations during the disposal period (estimated to be $3 million as of September 14, 1998). The amounts that MPC will ultimately realize from the sale of the real estate assets could differ materially from the recorded amounts as of June 30, 1999. For the period from September 14, 1998 to June 30, 1999, the net loss from operations was approximately $2 million and was charged to the loss reserve.

In the second quarter of 1999, MPC closed the sale of one property and received proceeds, net of selling expenses, of $3.8 million. The remaining MPC and/or its joint ventures' properties to be sold consist of approximately 400 acres on three islands. MPC is currently in active negotiations for the sale of approximately 150 acres.

(9)  Subsequent event
---------------------

On August 4, 1999, HEI signed an agreement for the sale of Young Brothers, Limited and certain assets of Hawaiian Tug & Barge Corp. to Saltchuk Resources, Inc. of Seattle, Washington. The sale is subject to several conditions, including completion by buyer of a due diligence review and the approval of the Public Utilities Commission of the State of Hawaii. The sale is expected to result in an after-tax loss of approximately $2 million for the Company.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)
                                                                                June 30,              December 31,
(in thousands, except par value)                                                  1999                    1998
-------------------------------------------------------------------------------------------------------------------

Assets
Utility plant, at cost
   Land..................................................................        $    28,291             $   30,312
   Plant and equipment...................................................          2,783,752              2,750,487
   Less accumulated depreciation.........................................         (1,034,656)              (982,172)
   Plant acquisition adjustment, net.....................................                484                    510
   Construction in progress..............................................            161,399                144,035
                                                                         -------------------     ------------------
         Net utility plant...............................................          1,939,270              1,943,172
                                                                         -------------------     ------------------
Current assets
   Cash and equivalents..................................................             18,653                 54,783
   Customer accounts receivable, net.....................................             70,073                 69,170
   Accrued unbilled revenues, net........................................             40,566                 43,445
   Other accounts receivable, net........................................              1,553                  4,082
   Fuel oil stock, at average cost.......................................             23,141                 16,778
   Materials and supplies, at average cost...............................             19,342                 17,266
   Prepayments and other.................................................              4,167                  3,858
                                                                         -------------------     ------------------
         Total current assets............................................            177,495                209,382
                                                                         -------------------     ------------------
Other assets
   Regulatory assets.....................................................            111,618                108,344
   Other.................................................................             46,627                 50,355
                                                                         -------------------     ------------------
         Total other assets..............................................            158,245                158,699
                                                                         -------------------     ------------------
                                                                                 $ 2,275,010             $2,311,253
                                                                         ===================     ==================
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares...........................        $    85,387             $   85,387
   Premium on capital stock..............................................            295,529                295,344
   Retained earnings.....................................................            415,944                405,836
                                                                         -------------------     ------------------
         Common stock equity.............................................            796,860                786,567
   Cumulative preferred stock - not subject to mandatory redemption......             34,293                 34,293
   HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed
      debentures.........................................................            100,000                100,000
   Long-term debt, net...................................................            626,754                621,998
                                                                         -------------------     ------------------
         Total capitalization............................................          1,557,907              1,542,858
                                                                         -------------------     ------------------
Current liabilities
   Preferred stock sinking fund and optional redemption payments.........                --                  47,080
   Short-term borrowings - nonaffiliates.................................            123,127                133,863
   Short-term borrowings - affiliate.....................................                --                   5,550
   Accounts payable......................................................             51,322                 40,008
   Interest and preferred dividends payable..............................             10,983                 11,214
   Taxes accrued.........................................................             61,239                 58,335
   Other.................................................................             24,333                 30,166
                                                                         -------------------     ------------------
         Total current liabilities.......................................            271,004                326,216
                                                                         -------------------     ------------------
Deferred credits and other liabilities
   Deferred income taxes.................................................            129,372                128,327
   Unamortized tax credits...............................................             48,243                 48,130
   Other.................................................................             69,628                 66,818
                                                                         -------------------     ------------------
         Total deferred credits and other liabilities....................            247,243                243,275
                                                                         -------------------     ------------------
Contributions in aid of construction.....................................            198,856                198,904
                                                                         -------------------     ------------------
                                                                                 $ 2,275,010             $2,311,253
                                                                         ===================     ==================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income  (unaudited)
                                                               Three months ended                         Six months ended
(in thousands, except for ratio of earnings                          June 30,                                 June 30,
                                                          ---------------------------------     ---------------------------------
to fixed charges)                                                1999               1998               1999               1998
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues....................................          $250,858           $242,204           $487,483           $498,247
                                                          --------------     --------------     --------------     --------------
Operating expenses
Fuel oil..............................................            47,226             44,449             92,104            101,180
Purchased power.......................................            67,649             69,091            127,629            135,674
Other operation.......................................            32,477             33,879             64,800             69,965
Maintenance...........................................            13,583             10,866             26,888             21,230
Depreciation and amortization.........................            23,354             21,446             46,719             42,888
Taxes, other than income taxes........................            23,524             23,054             46,420             47,346
Income taxes..........................................            12,121             12,558             22,789             25,560
                                                          --------------     --------------     --------------     --------------
                                                                 219,934            215,343            427,349            443,843
                                                          --------------     --------------     --------------     --------------
Operating income......................................            30,924             26,861             60,134             54,404
                                                          --------------     --------------     --------------     --------------
Other income
Allowance for equity funds used
   during construction................................               987              2,866              2,026              5,642
Other, net............................................             1,301              2,320              2,372              4,322
                                                          --------------     --------------     --------------     --------------
                                                                   2,288              5,186              4,398              9,964
                                                          --------------     --------------     --------------     --------------
Income before interest and other charges..............            33,212             32,047             64,532             64,368
                                                          --------------     --------------     --------------     --------------
Interest and other charges
Interest on long-term debt............................             9,915             10,514             19,826             20,692
Amortization of net bond premium and expense..........               404                373                767                722
Other interest charges................................             1,851              1,667              3,920              3,301
Allowance for borrowed funds used
   during construction................................              (599)            (1,703)            (1,239)            (3,319)
Preferred stock dividends of subsidiaries.............               229                639                487              1,277
Preferred securities distributions of
   trust subsidiaries.................................             1,918              1,007              3,827              2,013
                                                          --------------     --------------     --------------     --------------
                                                                  13,718             12,497             27,588             24,686
                                                          --------------     --------------     --------------     --------------

Income before preferred stock dividends
   of HECO............................................            19,494             19,550             36,944             39,682
Preferred stock dividends of HECO.....................               270                861                639              1,731
                                                          --------------     --------------     --------------     --------------
Net income for common stock...........................          $ 19,224           $ 18,689           $ 36,305           $ 37,951
                                                          ==============     ==============     ==============     ==============

Ratio of earnings to fixed charges  (SEC method)......                                                    2.98               3.13
                                                                                                ==============     ==============


Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)
                                                                   Three months ended                    Six months ended
                                                                        June 30,                             June 30,
                                                          ---------------------------------    ---------------------------------
(in thousands)                                                   1999              1998               1999               1998
--------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period................          $409,530           $391,518          $405,836           $387,582
Net income for common stock...........................            19,224             18,689            36,305             37,951
Common stock dividends................................           (12,810)                --           (26,197)           (15,326)
                                                          --------------     --------------    --------------     --------------
Retained earnings, end of period......................          $415,944           $410,207          $415,944           $410,207
                                                          ==============     ==============    ==============     ==============

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows  (unaudited)

                                                                                          Six months ended
                                                                                              June 30,
                                                                           -------------------------------------------
(in thousands)                                                                      1999                     1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock dividends of HECO............................           $ 36,944                $ 39,682
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation and amortization of property,
         plant and equipment...............................................             46,719                  42,888
      Other amortization...................................................              3,177                   3,625
      Deferred income taxes................................................              1,045                   1,163
      Tax credits, net.....................................................                910                   2,553
      Allowance for equity funds used during construction..................             (2,026)                 (5,642)
      Changes in assets and liabilities
           Decrease in accounts receivable.................................              1,626                   6,252
           Decrease in accrued unbilled revenues...........................              2,879                   1,162
           Decrease (increase) in fuel oil stock...........................             (6,363)                  5,656
           Decrease (increase) in materials and supplies...................             (2,076)                    812
           Increase in regulatory assets...................................             (1,602)                 (3,265)
           Increase (decrease) in accounts payable.........................             11,314                  (9,003)
           Changes in other assets and liabilities.........................                683                 (28,769)
                                                                           -------------------      ------------------
Net cash provided by operating activities..................................             93,230                  57,114
                                                                           -------------------      ------------------

Cash flows from investing activities
Capital expenditures.......................................................            (44,042)                (60,542)
Contributions in aid of construction.......................................              4,423                   5,560
Payments on notes receivable...............................................                794                     756
                                                                           -------------------      ------------------
Net cash used in investing activities......................................            (38,825)                (54,226)
                                                                           -------------------      ------------------

Cash flows from financing activities
Common stock dividends.....................................................            (26,197)                (15,326)
Preferred stock dividends..................................................               (639)                 (1,731)
Preferred securities distributions of trust subsidiaries...................             (3,827)                 (2,013)
Proceeds from issuance of long-term debt...................................              4,675                  62,982
Repayment of long-term debt................................................                 --                 (57,500)
Redemption of preferred stock..............................................            (42,080)                 (2,400)
Net increase (decrease) in short-term borrowings from nonaffiliates
   and affiliate with original maturities of three months or less..........            (16,286)                 13,364
Other......................................................................             (6,181)                   (462)
                                                                           -------------------      ------------------
Net cash used in financing activities......................................            (90,535)                 (3,086)
                                                                           -------------------      ------------------

Net decrease in cash and equivalents.......................................            (36,130)                   (198)
Cash and equivalents, beginning of period..................................             54,783                   1,676
                                                                           -------------------      ------------------
Cash and equivalents, end of period........................................           $ 18,653                $  1,478
                                                                           ===================      ==================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999 and 1998
(Unaudited)


(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1998 and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 1999.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of June 30, 1999 and December 31, 1998, the results of their operations for the three and six months ended June 30, 1999 and 1998, and their cash flows for the six months ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 1999 presentation.

(2)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                         Six months ended
                                                                                             June 30,
                                                                           -----------------------------------------
(in thousands)                                                                     1999                   1998
--------------------------------------------------------------------------------------------------------------------


Interest...................................................................           $22,880                $22,641
                                                                           ==================     ==================

Income taxes...............................................................           $ 5,153                $22,277
                                                                           ==================     ==================

The decrease in income taxes paid for the six months ended June 30, 1999 compared to the same period in 1998 was primarily due to the increase in year-to-date Public Service Company tax deductions.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $2.0 million and $5.6 million for the six months ended June 30, 1999 and 1998, respectively, and decreased due to the nonaccrual of AFUDC at Keahole and a lower construction in progress base on which AFUDC is calculated because of additions to plant in 1998.

(3)  Commitments and contingencies
----------------------------------

HELCO power situation

Background. In 1991, HELCO identified the need, beginning in 1994, for
----------
additional generation to provide for forecast load growth while maintaining a satisfactory generation reserve margin, to address uncertainties about future deliveries of power from existing firm power producers and to permit the retirement of older generating units. Accordingly, HELCO proceeded with plans to install at its Keahole power plant site two 20 megawatt (MW) combustion turbines (CT-4 and CT-5), followed by an 18 MW heat recovery steam generator (ST-7), at which time these units would be converted to a 58 MW dual-train combined-cycle
(DTCC) unit. In January 1994, the Public Utilities Commission of the State of Hawaii (PUC) approved expenditures for CT-4, which HELCO had planned to install in late 1994.

The timing of the installation of HELCO's phased DTCC unit at the Keahole power plant site has been revised on several occasions due to delays, described below, in (a) obtaining approval from the Hawaii Board of Land and Natural Resources
(BLNR) of a Conservation District Use Permit (CDUP) amendment and (b) obtaining from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) a Prevention of Significant Deterioration/Covered Source permit (PSD permit) for the Keahole power plant site. The delays are primarily attributable to lawsuits, claims and petitions filed by independent power producers and other parties.

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

As a result of the EAB's decision on November 25, 1998 and its denial of all motions for reconsideration on March 3, 1999, there have been further delays in HELCO's construction of CT-4 and CT-5. The actual length of the delays will depend on the actions needed to address the EAB's rulings. HELCO continues to work with the DOH to address the issues specified in the EAB remand order, with the objective of having the final permit reissued by the end of 1999 and of reaching a final resolution of any appeals to the EAB as expeditiously as possible thereafter. As part of this process, DOH has scheduled a public hearing on the draft permit, limited to the issues remanded by the EAB, for September 9, 1999. HELCO believes that the PSD permit will eventually be obtained.

KDC declaratory judgment action. In February 1997, KDC and three individuals
-------------------------------
(Plaintiffs) filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings with regard to five counts alleging that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. The Complaint was amended in March of 1998 to add a sixth count, claiming that an amendment to a provision of the land patent (relating to the conditions under which the State could repurchase the land) is void and that the original provision should be reinstated.

On April 12, 1999, the Court ruled that, because there were no remaining issues of fact in the case, a May 1999 trial date was vacated, no further discovery was authorized, and proceedings before the Court were suspended pending any further administrative action by the DOH and BLNR. The Court's rulings to date on the six counts in the KDC complaint are as follows:

  1. Count I (State Clean Air Act): At a hearing on April 5, 1999, the Court ruled that the DOH was within its discretionary authority in granting HELCO's requests for additional extensions of time to file its Title V air permit applications.

  2. Count II (State Noise Pollution Act): At a hearing relating to Count II on February 16, 1999, the DOH notified the Court and the parties of a change in its interpretation of the noise rules promulgated under the State Noise Pollution Act. The change in interpretation would apply to the Keahole plant the noise standard applicable to the emitter property (which the DOH claims to be a 55 dBA (daytime) and 45 dBA (nighttime) standard) rather than the previously-applied noise standard of the receptor properties in the surrounding agricultural park (a 70 dBA standard).

      In response to the new position announced by the DOH, on February 23, 1999 HELCO filed a declaratory judgment action against the DOH, alleging that the noise rules were invalid on constitutional grounds. At a hearing on March 31, 1999, the Court granted KDC's motion to dismiss the new complaint and Plaintiffs' motion for reconsideration on Count II and ruled that the applicable noise standard was 55 dBA daytime and 45 dBA nighttime. The Court specifically reserved ruling on HELCO's claims or potential claims based on estoppel and on the constitutionality of the noise rules "as applied" to HELCO's Keahole plant. On May 12, 1999, the Order dismissing HELCO's declaratory judgment complaint was issued and Final Judgment was entered. The DOH objected to the entry of Final Judgment before all issues in the lawsuit were resolved, but an Order denying that motion was issued on July 26, 1999. HELCO has 30 days thereafter to appeal.

      Also on March 31, 1999, the Court granted in part and denied in part HELCO's motion for leave to file a cross-claim and a third-party complaint, stating that HELCO may file such motions on the "as applied" and "estoppel" claims once the DOH actually applies the 55/45 dBA noise standard to the Keahole plant. An Order confirming this ruling was entered on June 1, 1999.

      The DOH has not issued any formal enforcement action applying the 55/45 dBA standard to the Keahole plant.

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

  6. Count VI (amendment of HELCO's land patent): At the March 31, 1999 hearing, the Court granted Plaintiffs' motion for summary judgment, finding that a 1984 amendment to HELCO's land patent was invalid because BLNR had failed to comply with the statutory procedure relating to amendments. The amendment was intended to correct an error in the original land patent with regard to the repurchase clause in the patent and to conform the language to the applicable statute, under which the State would have the right to repurchase the site (as opposed to an automatic reversion) if it were no longer used for utility purposes. HELCO and BLNR have discussed correcting this matter through an administrative or judicial reformation of the land patent.

If and when the DOH and BLNR/Department of Land and Natural Resources of the State of Hawaii (DLNR) act on the issues relating to Counts II through VI, and depending upon their rulings, the KDC lawsuit may be moot. Meanwhile, HELCO is exploring possible noise mitigation measures, which can be implemented if necessary, for both the existing units and CT-4 and CT-5.

Orders were entered on April 16, 1999 with regard to Count I, May 18, 1999 with regard to Count VI, and June 3, 1999 with regard to Counts II through V. On April 30, 1999, KDC filed a motion to determine prevailing party and to tax attorney fees and costs and a motion for discovery sanctions. After hearing, the court ruled that plaintiffs were the prevailing party as to Counts II and V and were entitled to fees and costs with regard to those counts, denied plaintiffs' motion for fees as the prevailing party with regard to Count VI, denied HELCO's motion for fees as the prevailing party with regard to Count I and granted plaintiffs' request for discovery sanctions against HELCO for late supplementation of responses to discovery requests.

HELCO intends to continue to vigorously defend against the claims raised in this case and in related administrative actions.

Other complaints. Two additional cases were filed in 1998. First, in March 1998,
----------------
Plaintiff Ratliff filed a complaint for declaratory judgment against HELCO, the BLNR and the DLNR. The complaint alleges a violation of plaintiff's constitutional due process rights because the land use conditions (if any) which apply to HELCO's use of the Keahole site were determined administratively by the DLNR (through a letter issued to HELCO on January 30, 1998) rather than being decided by the BLNR in a contested case. Also filed with the complaint was a motion to stay enforcement of the DLNR letter, which motion was denied in April 1998. Second, in May 1998, Waimana Enterprises, whose subsidiary is a partner in KCP, filed a lawsuit in the Third Circuit Court of the State of Hawaii, asking for a declaration that the January 1998 DLNR letter is void and seeking an injunction to prevent HELCO from further construction until the Court or the BLNR, at a public hearing, determines what conditions and limitations apply and whether HELCO is in compliance with them. At a hearing on February 8, 1999, the parties agreed, and the Court orally ordered, the consolidation of the Ratliff lawsuit with the KDC lawsuit and the dismissal with prejudice of the Waimana lawsuit. Ratliff filed a motion for summary judgment with regard to the claims in her lawsuit and BLNR and DLNR, joined by HELCO, also filed a motion for summary judgment in that lawsuit. At the March 31, 1999 hearing, the Court granted the BLNR/DLNR motion and HELCO's joinder, finding that the January 30, 1998 letter was a ministerial function properly performed by DLNR. A proposed Order was approved by all counsel, but has not yet been entered by the Court.

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

The current status of the IPPs' PUC complaints, and of a complaint filed by Hilo Coast Power Company (HCPC) in April 1997, is as follows:

     Enserch complaint. On January 16, 1998, HELCO filed with the PUC an
     -----------------
     application for approval of a power purchase agreement for a 60 MW (net) facility and an interconnection agreement with Encogen Hawaii, L.P. (Encogen), an Enserch affiliate, both dated October 22, 1997. The PUC issued a decision and order approving the agreements on July 14, 1999, which was amended at HELCO's request on July 21, 1999. If the decision is not appealed (within the 30-day period allowed for filing a Notice of Appeal), and Encogen meets the in-service date deadlines in the power purchase agreement, Encogen's first phase of 22 MW is scheduled to be in-service in April 2000 and the remainder of its 60 MW facility is scheduled to be in-service in August 2000. If the decision is appealed, Encogen must decide by February 15, 2000 whether it will proceed with the project notwithstanding the appeal. If Encogen does proceed notwithstanding an appeal, the in-service date deadlines for Phases 1 and 2 would be extended to September 2000 and January 2001, respectively.

     KCP complaint. In January 1996, the PUC ordered HELCO to continue in good
     -------------
     faith to negotiate a power purchase agreement with KCP. In May 1997, KCP filed a motion for unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith. In June 1997, KCP filed a motion asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost" which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions. The PUC held an evidentiary hearing in August 1997. KCP filed two other motions, which HELCO opposed, to supplement the record. The PUC issued an Order in June 1998 which denied all of KCP's pending motions; provided rulings and/or guidance on certain avoided cost and contract issues; directed HELCO to prepare an updated avoided cost calculation that includes the Encogen agreement; and directed HELCO and KCP to resume contract negotiations. HELCO filed a motion for partial reconsideration with respect to one avoided cost issue. The PUC granted HELCO's motion and modified its order in July 1998. HELCO resumed negotiations with KCP in 1998 in compliance with the Order, but no agreement has been reached. On November 20, 1998, KCP filed a motion asking the PUC to appoint a hearings officer to make a recommendation to the PUC regarding the terms and conditions of a power purchase agreement and the calculation of avoided cost. HELCO filed a memorandum in opposition to KCP's motion on December 2, 1998. On July 9, 1999, KCP filed an additional motion, asking the PUC to reopen its complaint docket and to enforce the Public Utility Regulatory Policies Act of 1978 by calculating the utility's avoided cost. HELCO filed a memorandum in opposition to KCP's motion on July 16, 1999, KCP filed a reply on July 22, 1999 and the Consumer Advocate filed a statement of position on August 2, 1999.

     HCPC complaint. In April 1997, HCPC filed a complaint against HELCO with
     --------------
     the PUC, requesting an immediate hearing on HCPC's offer for a new 20-year power purchase agreement for its existing facility, which is proposed to be expanded from 22 MW to 32 MW. HCPC's existing power purchase agreement is scheduled to terminate at the end of 1999. The PUC converted the HCPC complaint into a purchased power contract negotiation proceeding. HCPC submitted a new proposal in the proceeding in March 1998 for a 32-year power purchase agreement. An evidentiary hearing, which was limited to three issues affecting the calculation of avoided costs, including which of HELCO's planned unit additions could be deferred or displaced by a new power purchase agreement with HCPC, was held in April 1998. On November 25, 1998, the PUC issued a Decision and Order in the HCPC complaint docket. The Decision and Order states that (1) "whether the next immediate unit is ultimately provided by Encogen at Hamakua or HELCO at Keahole, HCPC can negotiate to provide the increment of power following the next immediate unit", and "HELCO's sunk and parallel planning costs for CT-4 and CT-5 will not be part of the avoided cost calculation", and (2) the reconductoring of a transmission line to accept HCPC's proposed 32 MWs would be of system-wide benefit, and the cost would not be included in the avoided cost calculation. The decision also addressed a system-modeling issue, and required that the avoided cost calculation be based on the same assumptions used in the last (April 1998) avoided cost calculation. The PUC directed that HCPC and HELCO continue to negotiate a power purchase agreement and by February of 1999 submit to the PUC either a finalized agreement or reports informing the PUC of the matters preventing the finalization of an agreement. The parties entered into negotiations but have not finalized an agreement. Status reports were filed by HCPC and HELCO in February 1999. In its status report, HELCO requested a hearing with respect to the pricing and avoided cost issues. The PUC issued an Order reopening the docket to further assist HELCO and HCPC in negotiating an agreement and giving each party an opportunity to file supplemental memoranda. HELCO filed a Motion for Partial Reconsideration of the Order, stating that it would waive its right to a hearing if it were allowed to present oral arguments to the PUC. The PUC granted HELCO's motion, and oral arguments were held on March 25, 1999. On June 24, 1999, the PUC issued an Order in which it agreed with HELCO's avoided cost calculation. The PUC ordered HELCO and HCPC to continue negotiations consistent with the Order and to submit either a finalized agreement or, if no agreement is reached, to submit written reports informing the PUC of the matters that are preventing finalization of an agreement. As a result of a request by HCPC and HELCO, the PUC submittal date has been extended to August 18, 1999. Negotiations between HELCO and HCPC are continuing.

Management cannot determine at this time whether any party will appeal the decision and order approving the Encogen power purchase agreement, whether Encogen would proceed with its project if an appeal is taken, or whether the negotiations with KCP or HCPC or related PUC proceedings will result in the execution and/or PUC approval of an additional power purchase agreement.

BLNR petition. On August 5, 1998, KDC filed with the BLNR a Petition for
--------------
Declaratory Ruling under Section 91-8, Hawaii Revised Statutes. The petition alleged that all conditions in Hawaii Administrative Rules Section 13-2-21 apply to HELCO's default entitlement to use its Keahole site, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that the DOH issued three separate Notices of Violation (NOVs) to HELCO in 1992 and 1998 for violation of clean air rules, which NOVs constitute violations under the existing permits and render such permits null and void. The petition requested that the BLNR commence a contested case on the petition; that the BLNR determine that HELCO has violated the terms of its existing conditional use permits, causing such permits to be null and void; and that the BLNR determine that HELCO has violated the conditions applicable to its default entitlement, such that HELCO should be enjoined from using the Keahole property under such default entitlement. The BLNR requested that each of the parties submit statements of position on the issues and HELCO filed its statement in October 1998. The last of the responsive submissions of the parties was filed in December 1998. The matter has not yet been set before BLNR for a determination of whether a hearing will be held. However, on June 3, 1999, counsel for BLNR submitted a status report to the Third Circuit Court informing the Court that KDC's petition would be presented to BLNR for resolution within 90 days of the status report.

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

Contingency planning. In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address the delays that have occurred in obtaining the permits necessary to construct its combined-cycle unit at Keahole. Actions under the plan have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed reports with the PUC from time to time updating the contingency plan and the status of implementing the plan. The most recent update was filed on March 1, 1999. Due to the delays in adding new generation, upon the expiration of the HCPC power purchase agreement for 22 MW at the end of 1999, HELCO's reserve margin (based on firm capacity without considering as-available resources such as wind and run-of-the-river hydroelectric generators) in 2000 will be less than the margin called for by its generation planning criteria until new generation is added. The addition of new generation is not expected to occur until April 2000, at the earliest. When the HCPC power purchase agreement expires at the end of 1999, HELCO will have sufficient generation to cover projected monthly system peak loads with units on scheduled maintenance, but may not always have enough reserve margin to make up for the unexpected outage of one of its largest generation units beginning in January 2000 until new generation is added. HELCO is negotiating with HCPC for a new power purchase agreement and reviewing other options to mitigate the short-term reserve margin shortfall.

Project status and costs incurred. Although management believes it has acted
---------------------------------
prudently with respect to the Keahole project, effective December 1, 1998, HELCO decided to discontinue, for financial reporting purposes, the accrual of an Allowance For Funds Used During Construction (AFUDC) on CT-4 and CT5 (which would have been approximately $0.4 million after tax per month). The length of the delays to date and potential further delays were factors considered by management in its decision to discontinue the accrual of AFUDC. HELCO has also deferred plans for ST-7 to approximately 2006 or 2007, unless the Encogen facility is not placed in service as planned. In December 1998, HELCO removed $0.8 million in costs accumulated against ST-7 from construction work-in-progress, writing off $0.6 million and reclassifying $0.2 million in costs to inventory, since ST-7 would not be needed in the immediate future.

Under HELCO's current estimate of generating capacity requirements, there is a need for capacity in addition to the capacity which might be provided by any one of the IPPs. HELCO believes that issues surrounding the CDUP amendment, the PSD permit, the declaratory judgment actions, the BLNR petition and related matters will be satisfactorily resolved and will not prevent it from constructing CT-4 and CT-5. HELCO's current plan contemplates that CT-4 and CT-5 will be added to its system by early 2001. Management cannot determine at this time, however, the impact on its plans with regard to the installation of units CT-4 and CT-5 if power purchase agreements with two or more of the IPPs (including Encogen) were to be negotiated, approved by the PUC and implemented.

If it becomes probable that CT-4 and/or CT-5 will not be installed, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of June 30, 1999, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service amounted to $76.8 million, including approximately $31.8 million for equipment and material purchases, approximately $23.5 million for planning, engineering, permitting, site development and other costs and approximately $21.5 million for AFUDC accrued through November 30, 1998, after which HELCO stopped accruing AFUDC. It is the opinion of management that no adjustment is required to these costs as of June 30, 1999.

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

(4)  HECO-obligated mandatorily redeemable trust preferred securities of
-------------------------------------------------------------------------
     subsidiary trusts holding solely HECO and HECO-guaranteed debentures
     ---------------------------------------------------------------------

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO's consolidated balance sheets as of June 30, 1999 and December 31, 1998. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

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

Derivative instruments and hedging activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the provisions of SFAS No. 133 were amended by SFAS No. 137 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. HECO and its subsidiaries will adopt SFAS No. 133, as amended, on January 1, 2001, but management has not yet determined the impact, if any, of adoption.

(6)  Summarized financial information
-------------------------------------

Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:

Balance sheet data

                                                HELCO                               MECO
                                    -------------------------------    ------------------------------
                                       June 30,        December 31,       June 30,        December 31,
(in thousands)                           1999              1998             1999              1998
------------------------------------------------------------------------------------------------------
Current assets......................    $ 34,148           $ 35,473        $ 35,106           $ 41,103
Noncurrent assets...................     422,489            424,278         392,328            382,517
                                    ------------    ---------------    ------------    ---------------
                                        $456,637           $459,751        $427,434           $423,620
                                    ============    ===============    ============    ===============

Common stock equity.................    $156,838           $157,269        $161,669           $157,402
Cumulative preferred stock-not
 subject to mandatory redemption....       7,000              7,000           5,000              5,000

Current liabilities.................      57,078             62,313          30,381             32,052
Noncurrent liabilities..............     235,721            233,169         230,384            229,166
                                    ------------    ---------------    ------------    ---------------
                                        $456,637           $459,751        $427,434           $423,620
                                    ============    ===============    ============    ===============

Income statement data

                                          HELCO                                                   MECO
                  ------------------------------------------------------   ------------------------------------------------
                        Three months                 Six months                 Three months               Six months
                        ended June 30,              ended June 30,              ended June 30,            ended June 30,
                  -------------------------    -------------------------   -------------------------   --------------------
(in thousands)      1999           1998           1999           1998           1999       1998           1999       1998
---------------------------------------------------------------------------------------------------------------------------
Operating
   revenues....    $37,927        $37,602        $74,827        $76,377        $37,299    $32,515        $72,980    $68,245
Operating
   income......      4,442          4,804          9,887          9,370          7,133      4,662         12,153      9,363
Net income for
   common stock      1,786          4,082          4,709          7,833          4,604      3,598          7,011      7,182

HECO has not provided separate financial statements and other disclosures concerning MECO and HELCO because in the opinion of management, such financial statements and other information are not material to holders of the 1997 and 1998 junior deferrable debentures issued by MECO and HELCO which have been fully and unconditionally guaranteed by HECO.

(7)  Reconciliation of electric utility operating income per HEI and HECO
--------------------------------------------------------------------------
     consolidated statements of income
     ---------------------------------

                                                      Three months ended                Six months ended
                                                           June 30,                          June 30,
                                                  ---------------------------      --------------------------
(in thousands)                                       1999             1998             1999            1998
-------------------------------------------------------------------------------------------------------------
Operating income from regulated and
 nonregulated activities before income taxes
 (per HEI consolidated statements of income)...    $ 44,336         $ 41,698         $ 85,237        $ 84,259
Deduct:
 Income taxes on regulated activities..........     (12,121)         (12,558)         (22,789)        (25,560)
 Revenues from nonregulated activities.........      (1,414)          (2,344)          (2,580)         (4,563)
Add:
 Expenses from nonregulated activities.........         123               65              266             268
                                               ------------     ------------     ------------     -----------
Operating income from regulated activities
 after income taxes (per HECO consolidated
 statements of income).........................    $ 30,924         $ 26,861         $ 60,134        $ 54,404
                                               ============     ============     ============     ===========

Item 2.  Management's discussion and analysis of financial condition and results
--------------------------------------------------------------------------------
         of operations
         -------------

The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

                             RESULTS OF OPERATIONS

HEI Consolidated
----------------

                                        Three months ended
                                             June 30,
(in thousands, except per           ------------------------      %          Primary reason(s) for
share amounts)                        1999         1998         change        significant change*
-------------------------------------------------------------------------------------------------------------------
Revenues......................       $369,688    $360,665          3    Increase for all segments

Operating income..............         58,710      54,114          8    Increases for the electric
                                                                        utility and savings bank segments
Income (loss) from:
   Continuing operations......       $ 22,756    $ 22,921         (1)   Higher operating income and lower
                                                                        preferred stock dividends, more
                                                                        than offset by lower AFUDC and
                                                                        higher preferred securities
                                                                        distributions, interest expense
                                                                        and income taxes

   Discontinued operations....              -        (528)        NM    Discontinued operations of real
                                                                        estate subsidiary in September 1998
                                    ------------------------
      Net income..............       $ 22,756    $ 22,393          2
                                    ========================
Basic earnings
   per common share
   Continuing operations......       $   0.71    $   0.72         (1)   See explanation for "Income
                                                                        (loss) from continuing operations"

   Discontinued operations....              -       (0.02)        NM    See explanation for "Income
                                                                        (loss) from discontinued operations"
                                    ------------------------
                                     $   0.71    $   0.70          1
                                    ========================
Weighted-average number of
 common shares outstanding....         32,183      32,007          1    Issuances under the 1987 Stock
                                                                        Option and Incentive Plan and
                                                                        other plans

                                   Six months ended
                                       June 30,
(in thousands, except per       ----------------------       %          Primary reason(s) for
share amounts)                      1999       1998        change        significant change*
----------------------------------------------------------------------------------------------------------
Revenues.....................     $721,935   $735,523        (2)   Decreases for the electric
                                                                   utility and savings bank segments

Operating income.............      112,742    110,575         2    Increases for the electric
                                                                   utility and savings bank segments
Income (loss) from:
   Continuing operations.....     $ 43,510   $ 45,740        (5)   Higher operating income, lower
                                                                   preferred stock dividends and
                                                                   lower income taxes**, more than
                                                                   offset by lower AFUDC and higher
                                                                   preferred securities distributions
                                                                   and interest expense

 Discontinued operations.....            -     (1,124)       NM    Discontinued operations of real
                                                                   estate subsidiary in 1998
                                ----------------------
    Net income...............     $ 43,510   $ 44,616        (2)
                                ======================
Basic earnings
   per common share
   Continuing operations.....     $   1.35   $   1.43        (6)   See explanation for "Income (loss)
                                                                   from continuing operations"

   Discontinued operations...            -      (0.03)       NM    See explanation for "Income (loss)
                                                                   from discontinued operations"
                                ----------------------
                                  $   1.35   $   1.40        (4)
                                ======================
Weighted-average number of
 common shares outstanding...       32,168     31,982         1    Issuances under the 1987 Stock
                                                                   Option and Incentive Plan and
                                                                   other plans

*   Also see segment discussions which follow.

** Income taxes decreased primarily due to the lower income before income taxes, the impact of the formation of ASB Realty Corporation (see savings bank segment discussion which follows) and the favorable resolution in 1998 of prior years' tax audit issues.

NM  Not meaningful.

Following is a general discussion of the results of operations by business segment.

Electric utility
----------------

                                       Three months ended
                                            June 30,
(in thousands, except per         -----------------------------            %           Primary reason(s) for significant
barrel amounts)                        1999             1998              change                   change
--------------------------------------------------------------------------------------------------------------------------
Revenues....................         $252,272         $244,548              3          3.2% higher KWH sales ($7
                                                                                       million) and higher rates at
                                                                                       MECO ($3 million), partly offset
                                                                                       by lower fuel oil prices, the
                                                                                       effects of which are passed on
                                                                                       to customers ($2 million)
Expenses
 Fuel oil...................           47,226           44,449              6          Higher KWHs generated, partly
                                                                                       offset by lower fuel oil prices

 Purchased power............           67,649           69,091             (2)         Lower KWHs purchased and fuel
                                                                                       prices

 Other......................           93,061           89,310              4          Higher maintenance and
                                                                                       depreciation and amortization
                                                                                       expenses, partly offset by lower
                                                                                       other operation expenses

Operating income............           44,336           41,698              6          Higher revenues and lower other
                                                                                       operation expenses, partly
                                                                                       offset by higher maintenance and
                                                                                       depreciation and amortization
                                                                                       expenses

Net income for
   common stock.............           19,224           18,689              3          Higher operating income, partly
                                                                                       offset by lower AFUDC

Kilowatthour sales
   (millions)...............            2,219            2,152              3

Fuel oil price per barrel...           $17.88           $18.22             (2)

                                        Six months ended
                                            June 30,
(in thousands, except per         -----------------------------            %           Primary reason(s) for significant
barrel amounts)                        1999            1998              change                    change
-------------------------------------------------------------------------------------------------------------------------
Revenues.........................     $490,063         $502,810             (3)        Lower fuel oil prices, the
                                                                                       effects of which are passed on
                                                                                       to customers ($22 million),
                                                                                       partly offset by 1.8% higher KWH
                                                                                       sales ($7 million) and higher
                                                                                       rates at MECO ($6 million)
Expenses
 Fuel oil........................       92,104          101,180             (9)        Lower fuel oil prices, partly
                                                                                       offset by higher KWHs generated

 Purchased power.................      127,629          135,674             (6)        Lower fuel prices and KWHs
                                                                                       purchased

 Other...........................      185,093          181,697              2         Higher maintenance and
                                                                                       depreciation and amortization
                                                                                       expenses, partly offset by lower
                                                                                       other operation expenses

Operating income.................       85,237           84,259              1         Higher KWH sales and higher
                                                                                       rates at MECO and lower other
                                                                                       operation expenses, partly
                                                                                       offset by higher maintenance and
                                                                                       depreciation and amortization
                                                                                       expenses (note: lower revenues
                                                                                       were offset by lower fuel oil
                                                                                       and purchased power expenses and
                                                                                       lower taxes, other than income
                                                                                       taxes)

Net income for
   common stock..................       36,305           37,951             (4)        Higher operating income, more
                                                                                       than offset by lower AFUDC

Kilowatthour sales
   (millions)....................        4,354            4,279              2

Fuel oil price per barrel .......       $17.41           $20.89            (17)


Kilowatthour (KWH) sales in the second quarter and first six months of 1999 increased 3.2% and 1.8%, respectively, from the same periods in 1998, partly due to an increase in the number of customers and warmer weather. Although KWH sales were higher, electric utility net income decreased 4% during the first six months of 1999, primarily due to a 27% increase in maintenance expenses, including a major scheduled combustion turbine overhaul, a 9% increase in depreciation and amortization expense and a 64% decrease in AFUDC. Depreciation increased and AFUDC decreased due to the nonaccrual of AFUDC at Keahole and a lower construction in progress base on which AFUDC is calculated because of additions to plant in 1998. Partly offsetting the higher other expenses for the first half of 1999 was a 7% decrease in other operation expenses, primarily due to lower employee benefits expense.

Updated KWH sales forecast

In May 1999, HECO, HELCO and MECO updated their five-year KWH sales forecast as follows:

                                            Actual                              Forecast
                                                     ----------------------------------------------------------
                                             1998         1999        2000        2001        2002         2003
---------------------------------------------------------------------------------------------------------------
Sales (millions of KWH) (1)
  HECO (Oahu).........................      6,938        6,951       6,969       6,991       7,057        7,128
  HELCO (Hawaii)......................        903          905         911         919         932          946
  MECO (Maui, Lanai, Molokai).........      1,029        1,056       1,078       1,104       1,133        1,167
                                        -----------------------------------------------------------------------
Total.................................      8,870        8,912       8,958       9,014       9,122        9,241
                                        =======================================================================
  Increase (decrease)
    from previous year (%)............       (1.0)         0.5         0.5         0.6         1.2          1.3
                                        =======================================================================


(1) Assumes, among other things, the impact of demand-side management programs, normalized weather based on a 23-year average and visitor arrival growth beginning in 2001 (primarily due to better than expected Westbound arrivals, and expected improvements in Japan's economy and the value of the yen).


Competition

The electric utility industry is becoming increasingly competitive. IPPs are well established in Hawaii and continue to actively pursue new projects. Customer self-generation, with or without cogeneration, has made inroads in Hawaii and is a continuing competitive factor. Competition in the generation sector in Hawaii is moderated, however, by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities. HECO has been able to compete successfully by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as the heat pump water heater.

Legislation has been introduced in Congress that would restructure the electric utility industry with a view toward increasing competition by, for example, allowing customers to choose their generation supplier. Some of the bills would exempt Alaska and Hawaii. Also, the proposed "Comprehensive Electricity Competition Act," submitted to Congress in May 1999, includes a provision that would permit states to "opt out" of the proposed retail competition deadline of not later than January 1, 2003.

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See note (3) in HECO's "Notes to Consolidated Financial Statements." In their statement of position, HECO and its subsidiaries proposed to achieve some of the benefits of competition through proposals for (1) competitive bidding for new generation,
(2) performance-based ratemaking (which would include an index-based price cap, an earnings sharing mechanism and a benchmark incentive plan) and (3) innovative pricing provisions (including rate restructuring, expanded time-of-use rates, customer migration rates such as standby charges, flexible pricing to encourage economic development and to compete with customer generation options, new service options and two-part rates incorporating real-time pricing). HECO and its subsidiaries suggest in their statement of position that these proposals be implemented through PUC approval of applications submitted in a series of separate proceedings to be initiated by HECO in 1999 and 2000.

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

Recent rate requests

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of August 6, 1999, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.4% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.65% for HELCO (D&O issued on April 2, 1997 and based on a 1996 test year) and 10.94% for MECO (D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaii Electric Light Company, Inc.
-----------------------------------

In March 1998, HELCO filed a request to increase rates by 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% ROACE, primarily to recover costs relating to (1) an agreement to buy power from Encogen's 60 MW plant and (2) adding two combustion turbines (CT-4 and CT-5) at HELCO's Keahole power plant. Due to the EAB's denial of HELCO's motion for reconsideration of the EAB's November 25, 1998 decision (see "HELCO power situation--PSD permit" in note (3) to HECO's "Notes to consolidated financial statements") and the delay in purchasing power from Encogen, HELCO's test year 1999 rate increase application was withdrawn in March 1999. New applications are expected to be filed closer to the time when the new generation facilities are expected to be completed.

On July 22, 1999, HELCO filed with the PUC a Notice of Intent to file an application for an increase in rates based on a 2000 calendar year test period. A Notice of Intent must be filed at least two months prior to the filing of a general rate increase application. The increase is primarily to recover (1) costs relating to an agreement to buy power from Encogen's planned 60 MW plant,
(2) depreciation of and return on additional investments in plant and equipment since the last rate case, including pre-PSD permit construction at the Keahole power plant, and (3) increases in other operation and maintenance expenses.

Maui Electric Company, Limited
------------------------------

In January 1998, MECO filed a request to increase rates by 15.3%, or $22.4 million in annual revenues, based on a 1999 test year and a 12.75% ROACE, primarily to recover costs relating to the addition of generating unit M17 in late 1998. In November 1998, MECO revised its requested increase to 11.9%, or $16.4 million in annual revenues, based on a 12.75% ROACE. In December 1998, MECO received an interim D&O from the PUC, effective January 1, 1999, authorizing an 8.5%, or $11.7 million, increase in annual revenues (subject to refund with interest, pending the final outcome of the case), based on a ROACE of 11.12%, which was the ROACE authorized in MECO's prior rate case.

In April 1999, MECO received an amended final D&O from the PUC which authorized an 8.2%, or $11.3 million, increase in annual revenues, based on a 1999 test year and a 10.94% ROACE. The amended final D&O required a refund to customers because MECO had previously received under the interim D&O $0.4 million annually in excess of the amount that was finally approved. MECO refunded with interest the excess amounts collected since January 1, 1999, which amounted to approximately $0.1 million.

In March 1999, the PUC issued a D&O denying MECO's request to include $0.8 million in its rate base for exhaust flow enhancers, which were provided as part of a settlement for a warranty claim. MECO wrote-off the $0.8 million in the first quarter of 1999.

Savings bank
------------

                          Three months ended
                               June 30,                     %
                    --------------------------------
(in thousands)          1999               1998           change          Primary reason(s) for significant change
------------------------------------------------------------------------------------------------------------------

Revenues...........     $101,759          $101,268              _        Higher other income (including a gain
                                                                         on the sale of a building), partly offset
                                                                         by lower interest income as a result of
                                                                         lower weighted-average yields on
                                                                         interest-earning assets

Operating income...       15,789            12,630             25        Higher net interest income and other
                                                                         income, partly offset by higher office
                                                                         occupancy and equipment expenses
                                                                         (including leases of branch automation
                                                                         terminals) and compensation and
                                                                         employee benefit expenses

Net income.........        9,057             7,352             23        Higher operating income

Interest rate
 spread............         3.21%             3.12%             3        36 basis points decrease in the weighted-
                                                                         average rate on interest-bearing
                                                                         liabilities, partly offset by a 27 basis
                                                                         points decrease in the weighted-average
                                                                         yield on interest-earning assets

                           Six months ended
                               June 30,                       %
                   ------------------------------------
(in thousands)           1999               1998            change        Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------


Revenues..........      $202,039          $203,095             (1)        Lower interest income as a result
                                                                          of  a lower weighted-average
                                                                          yields on interest-earning assets,
                                                                          partly offset by higher other
                                                                          income (including a gain on the
                                                                          sale of a building)

Operating income..        30,920            28,681              8         Higher net interest income and
                                                                          other income, partly offset by
                                                                          higher office occupancy and
                                                                          equipment expenses (including
                                                                          leases of branch automation
                                                                          terminals) and compensation and
                                                                          employee benefit expenses

Net income........        17,582            15,712             12         Higher operating income and lower
                                                                          effective income tax rate (see
                                                                          discussion below)

Interest rate
 spread...........          3.14%             3.18%            (1)        35 basis points decrease in the
                                                                          weighted-average yield on
                                                                          interest-earning assets, partly
                                                                          offset by a 31 basis points
                                                                          decrease in the weighted-average
                                                                          rate on interest-bearing
                                                                          liabilities

ASB continued to be affected by Hawaii's weak economy, including the effects of historically higher amounts of delinquencies, and the relatively flat yield curve. The yield curve has started to widen which should favorably affect ASB's net interest income over time.

ASB's interest rate spread--the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities -- increased 3% and decreased 1% for the second quarter and first six months of 1999, respectively, compared to the same periods in 1998. Comparing the second quarter of 1999 to the same period in 1998, the weighted-average rate on interest-bearing liabilities decreased more than the weighted-average yield on interest-earning assets decreased. On April 1, 1999, ASB reduced the rates offered on passbook/statement savings accounts by 25 basis points.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB experienced an outflow of deposits of $192 million ($109 million of which were certificates of deposits) in the first six months of 1999, partly offset by $55 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and mortgage-backed securities, and other sources. In recent years, advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase have become more significant sources of funds as the demand for deposits decreased due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's interest rate spread and net interest income.

In the slow Hawaii economy, ASB has experienced an increase in loan loss reserves. During the first six months of 1999, ASB added $6.1 million to its allowance for loan losses. As of June 30, 1999, ASB's allowance for loan losses was 1.21% of average loans outstanding, up from 1.15% a year ago. The following table presents the changes in the allowance for loan losses for the periods indicated.


                                                                      Six months ended
                                                                          June 30,
                                                             -------------------------------
(in thousands)                                                     1999              1998
--------------------------------------------------------------------------------------------

Allowance for loan losses, beginning of period...............      $39,779           $29,950
Additions to provisions for losses...........................        6,098             6,348
Allowance for losses on loans returned to Bank of America,
 FSB.........................................................            -              (107)
Net charge-offs..............................................       (7,470)           (1,427)
                                                             -------------     -------------
Allowance for loan losses, end of period.....................      $38,407           $34,764
                                                             =============     =============

Management has been disposing of nonperforming loans which has resulted in higher charge-offs. In the first half of 1999, proceeds from the sale of three nonperforming commercial real estate loans and from short sales of nonperforming residential loans were invested in earning assets.

In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB's income taxes. For the first six months of 1999, ASB and subsidiaries' effective income tax rate was 34.4% compared to 35.8% for the same period in 1998. Although the State of Hawaii has indicated that it may challenge the tax treatment of this reorganization, ASB believes that its tax position is proper.

Other
-----

                        Three months ended
                             June 30,                  %
                 ----------------------------------
(in thousands)       1999             1998           change          Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------

Revenues.......     $15,657          $14,849              5         Freight transportation subsidiaries'
                                                                    higher general freight and interstate
                                                                    revenues, dividends in 1999 from the
                                                                    HEIPC Group's investment in Cagayan
                                                                    Electric Power & Light Co., Inc.
                                                                    (CEPALCO) and other income from a
                                                                    corporate-owned life insurance policy

Operating
 loss..........      (1,415)            (214)          (561)        Higher revenues, offset by higher
                                                                    general and administrative
                                                                    expenses at the holding companies
                                                                    and higher maintenance expense at
                                                                    the HEIPC Group


                         Six months ended
                             June 30,                   %
                 ----------------------------------
(in thousands)       1999             1998            change         Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------

Revenues........     $29,833          $29,618              1         Other income from a
                                                                     corporate-owned life insurance
                                                                     policy, partly offset by lower
                                                                     revenues at the other subsidiaries

Operating             (3,415)          (2,365)           (44)        Higher revenues, offset by higher
 loss...........                                                     general and administrative
                                                                     expenses at the holding companies
                                                                     and higher maintenance expense at
                                                                     the HEIPC Group

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

Freight transportation

The freight transportation subsidiaries recorded operating income of $1.6 million and $2.2 million in the second quarter and first half of 1999, respectively, compared with $1.5 million and $2.1 million in the same periods of 1998. The freight transportation subsidiaries continued to be negatively impacted by the slow economic activity on the neighbor islands and the slow construction industry in Hawaii. See note (9) in HEI's "Notes to consolidated financial statements" for a discussion of the sale of YB and certain assets of HTB.

Independent power and integrated energy services

HEIPC was formed in 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific. The HEIPC Group recorded operating losses of $1.5 million and $2.1 million in the second quarter and first half of 1999, respectively, compared with $1.0 million and $1.6 million in the same periods of 1998. The increase in operating losses was due in part to a mechanical failure of a unit at Tanguisson, Guam (described below).

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority (GPA), pursuant to which HPG has repaired and is operating and maintaining two oil-fired 25-MW (net) units at Tanguisson, Guam. In November 1996, HPG assumed operational control of the Tanguisson facility. HPG's total cost to repair the two units was $15 million. In the second quarter of 1999, a mechanical failure of one of the units resulted in additional expenses for HPG, which accounts for most of the variance in operating losses for the quarter and year-to-date. It is expected that the unit will be returned to service in September 1999. HPG may be able to recover some or all of the negative financial impacts resulting from the mechanical failure from various parties, including an insurance carrier. The GPA project site is contaminated with oil from spills occurring prior to HPG's assuming operational control. HPG has agreed to manage the operation and maintenance of GPA's waste oil recovery system at the project site consistent with GPA's oil recovery plan as approved by the U.S. Environmental Protection Agency. GPA, however, has agreed to indemnify and hold HPG harmless from any pre-existing environmental liability.

In September 1998, HEIPC (through a wholly owned, indirect subsidiary) acquired an effective 60% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 MW coal-fired power plant to be located inside BaoSteel's complex in Inner Mongolia, Peoples Republic of China. See note (7), "China project," in HEI's "Notes to consolidated financial statements."

In December 1998, HEIPC (through a wholly owned, indirect subsidiary) invested $7.6 million to acquire convertible cumulative nonparticipating 8% preferred shares in CEPALCO, an electric distribution company in the Philippines. The acquisition is a strategic move which puts the HEIPC Group in a position to participate in the eventual privatization of the National Power Corporation and growth in the electric distribution business in the Philippines. In May 1999, the HEIPC subsidiary also signed a memorandum of agreement to acquire 5% of CEPALCO common stock for approximately $2.2 million.

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

Accounting for the effects of certain types of regulation
---------------------------------------------------------

In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs of HECO and its subsidiaries and YB based on current cost-based rate-making regulations. Management believes HECO and its subsidiaries' and YB's operations currently satisfy the SFAS No. 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations, financial position or liquidity may result. As of June 30, 1999, HEI's and HECO's consolidated regulatory assets amounted to $114 million and $112 million, respectively.

Contingencies
-------------

See note (7) in HEI's "Notes to consolidated financial statements" and note (3) in HECO's "Notes to consolidated financial statements" for discussions of contingencies.

Year 2000 issue
---------------

The following discussion includes numerous forward-looking statements. The following discussion includes forward looking statements related, but not limited, to the costs of remediation, the effect of such costs on HEI's and HECO's financial condition and liquidity, anticipated dates of completion of remediation work, future performance of remediated systems, third party remediation, contingency plans and risks, and most reasonably likely worst case scenarios. Also, see "Forward-looking information" on page v.

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

Costs.  Management believes that the cost to remediate its systems to become
------
Year 2000 ready will not have a material adverse effect on the Company's financial condition or liquidity. The total cost of initiatives undertaken primarily for Year 2000 remediation is estimated at $10.8 million, of which approximately $8.4 million has been incurred through June 30, 1999. The cost to remediate systems and the target dates provided below represent management's best estimates at this time. These estimates are based on information provided by various work units within the Company and external parties such as vendors and business partners. Numerous assumptions have been made regarding future dates, including the continued availability of internal and external resources, third party remediation plans and the successful testing of mission critical systems.

Electric utility

State of readiness.  HECO and its subsidiaries have identified information
-------------------
technology (IT) and non-IT systems which will require Year 2000 remediation work. HECO has prioritized these systems by importance, business risk and Year 2000 exposure, allocating resources accordingly. Remediation work for each of the systems includes an assessment phase, a renovation and validation phase and an implementation phase. Overall, the assessment phase is substantially complete for HECO's and its subsidiaries' systems and it is estimated that 70% of the renovation and validation phase has been completed as of June 30, 1999, with lesser amounts of work completed on the implementation phase. The scheduled completion date for each critical system is not later than September 1999, except as discussed below.

In December 1998, HECO and its subsidiaries replaced the majority of their business-critical applications with an integrated application suite that is represented to be Year 2000 ready. The installation of an integrated application suite has both simplified and lowered the cost of Year 2000 remediation efforts.

HECO and its subsidiaries have identified third parties with whom they have significant business relationships and are corresponding with these vendors and service providers to determine their Year 2000 readiness. Significant third parties include fuel suppliers, independent power producers, financial institutions and large customers. Approximately 87% of the vendors contacted have responded to HECO regarding their compliance. HECO has formed an Oahu Power Partners Year 2000 Group to provide a forum to share information among HECO, independent power producers and fuel suppliers. HECO has contracted with two of its major vendors of power plant equipment for their services in assessing, remediating and testing their installed control systems. HECO and these vendors have completed remediation of nine of HECO's 15 generating units which could be affected by Year 2000 problems and have tested seven of the nine. HECO has remediated and tested generating units with sufficient generating capacity to meet projected peak load on Oahu for January 1, 2000. HECO expects to have remediated the remaining units needed for reserve capacity in August, September and November, 1999. HELCO and MECO have remediated and tested generating units with sufficient generating capacity to meet projected peak load on Hawaii and Lanai, respectively, for January 1, 2000. By September 1, 1999, MECO expects to have remediated and tested generating units with sufficient generating capacity to meet projected peak load on Maui and Molokai for January 1, 2000.

Costs.  HECO management believes that the cost to remediate its systems to
------
become Year 2000 ready will not have a material adverse effect on HECO's consolidated financial condition or liquidity. The total cost of initiatives undertaken primarily for Year 2000 remediation is estimated at $4.3 million, of which $2.5 million has been incurred through June 30, 1999.

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

Contingency plans.  Contingency plans in the event of a Year 2000 problem are
------------------
being developed for HECO and its subsidiaries. HECO and its subsidiaries plan to have approximately 300 employees on standby on September 9, 1999 and December 31, 1999, and on other critical dates in 1999 and 2000, as deemed necessary. Work crews will be able to manually operate equipment, making a prolonged power outage unlikely.

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

The OTS guidelines use a five-phase approach to Year 2000 issues--an awareness phase, assessment phase, renovation phase, validation phase and implementation phase. As of July 19, 1999, ASB has completed the 5-phase project of its mission critical systems. Re-testing may be warranted due to system upgrades and regulatory requirements.

ASB and its subsidiaries identified third parties with whom they have significant relationships including software-hardware systems providers, large customers and a service bureau. ASB has implemented a Customer Impact Program that monitors the activities of its large business and deposit customers. ASB continues to monitor its service and supply vendors for Year 2000 compliance. ASB initially reported a total of 426 vendors. Since then that number has been reduced due to the termination of a vendor's product or service and the consolidation of vendors who are utilized by various departments. To date, ASB has identified 375 of 396 vendors who are compliant or are making efforts to be compliant by January 1, 2000.

Costs.  The total cost of initiatives undertaken by ASB primarily for Year 2000
------
remediation is estimated at $5.8 million, of which approximately $5.3 million has been incurred through June 30, 1999.

Risks.  The Year 2000 remediation effort addresses various areas of risk,
------
primarily in ASB's business systems, including in-house applications, vendor applications, service bureau applications and electronic banking. ASB believes that the most reasonably likely worst case scenario would be a localized disruption of customer services. ASB believes off-line processing at all branch sites is feasible for up to five working days.

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

The consolidated capital structure of HEI was as follows:


(in millions)                                    June 30, 1999                  December 31, 1998
-----------------------------------------------------------------------------------------------------
Short-term borrowings...................      $  157               7%          $  223              10%
Long-term debt..........................         995              45              900              40
HEI- and HECO-obligated preferred
   securities of trust subsidiaries.....         200               9              200               9
Preferred stock of electric utility
 subsidiaries...........................          34               2               81               4
Minority interests......................           4               -                4               -
Common stock equity.....................         833              37              827              37
                                        ------------    ------------     ------------    ------------
                                              $2,223             100%          $2,235             100%
                                        ============    ============     ============    ============

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB are not included in the table above.

For the first six months of 1999, net cash provided by operating activities of HEI consolidated was $100 million. Net cash used in investing activities was $237 million, largely due to ASB's origination of loans and purchase of mortgage-backed securities, net of repayments, and HECO's consolidated capital expenditures. Net cash used by financing activities was $122 million as a result of several factors, including net decreases in securities sold under agreements to repurchase, deposit liabilities and short-term borrowings, the redemption of certain series of the electric utilities subsidiaries' preferred stock and the payment of common stock dividends and trust preferred securities distributions, partly offset by net increases in advances from FHLB and long-term debt.

Total HEI consolidated financing requirements for 1999 through 2003, including net capital expenditures (which exclude the AFUDC and capital expenditures funded by third-party cash contributions in aid of construction), long-term debt retirements (excluding repayments of advances from FHLB of Seattle and securities sold under agreements to repurchase) and preferred stock retirements, are estimated to total $1.2 billion. Of this amount, approximately $0.8 billion is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 55% of the consolidated financing requirements, with debt financing providing the remaining requirements. Additional debt and equity financing may be required to fund activities not included in the 1999-2003 forecast, such as the development of additional independent power projects by the HEIPC Group in Asia and the Pacific, or to fund changes in requirements, such as increases in the amount of or an acceleration of capital expenditures of the electric utilities.

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

Electric utility

HECO's consolidated capital structure was as follows:


(in millions)                                  June 30, 1999                       December 31, 1998
------------------------------------------------------------------------------------------------------

Short-term borrowings from
 nonaffiliates and affiliate........        $  123              7%            $  139               8%

Long-term debt......................           627             37                622              36
HECO-obligated preferred securities
 of trust subsidiaries..............           100              6                100               6

Preferred stock.....................            34              2                 81               5
Common stock equity.................           797             48                787              45
                                      ------------    -----------       ------------      ----------
                                            $1,681            100%            $1,729             100%
                                      ============    ===========       ============      ==========

Operating activities provided $93 million in net cash during the first six months of 1999. Investing activities used net cash of $39 million, primarily for capital expenditures. Financing activities used net cash of $91 million, including $31 million for the payment of common and preferred dividends and preferred securities distributions, $42 million for preferred stock redemptions and $16 million for the net repayment of short-term borrowings, partially offset by a $5 million net increase in long-term debt.

The electric utilities' consolidated financing requirements for 1999 through 2003, including net capital expenditures, long-term debt retirements, preferred stock redemptions and sinking fund requirements, are currently estimated to total $660 million. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are expected to provide approximately 79% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. As of June 30, 1999, $25 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds issued for the benefit of HECO, MECO and HELCO remain undrawn. Also as of June 30, 1999, an additional $88 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance for the benefit of HECO and MECO prior to the end of 1999 and an additional $100 million of revenue bonds were authorized for issuance for the benefit of HECO and HELCO prior to the end of 2003. It is anticipated that the Department of Budget and Finance of the State of Hawaii will issue and sell in August 1999 an aggregate of $61.4 million in refunding special purpose revenue bonds on behalf of HECO, MECO and HELCO. The proceeds of the sale (exclusive of accrued interest) will be used to provide a portion of the funds required for the refunding prior to stated maturity of the 7.2% Series 1984 Revenue Bonds ($11.4 million) and the 7-5/8% Series 1988 Revenue Bonds ($50 million). HECO estimates that it will require approximately $26 million in new common equity, in addition to retained earnings, over the five-year period 1999 through 2003. The PUC must approve issuances of long-term debt and equity securities by HECO, HELCO and MECO.

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

For 1999, electric utility net capital expenditures are estimated to be $142 million. Gross capital expenditures are estimated to be $157 million, comprised of approximately $120 million for transmission and distribution projects, $12 million for new generation projects and $25 million for general plant and existing generation projects. Drawdowns of proceeds from previous and future sales of tax-exempt special purpose revenue bonds, sales of common stock to HEI and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures.

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

Savings bank

                                                    June 30,          December 31,             %
(in millions)                                         1999                1998              change
--------------------------------------------------------------------------------------------------
Total assets..............................         $5,644               $5,692               (1)
Mortgage-backed securities................          1,906                1,791                6
Loans receivable, net.....................          3,204                3,143                2
Deposit liabilities.......................          3,729                3,866               (4)
Securities sold under agreements to
 repurchase...............................            476                  515               (8)
Advances from Federal Home Loan Bank......            926                  806               15

As of June 30, 1999, ASB was the third largest financial institution in the state based on total assets of $5.6 billion and deposits of $3.7 billion.

For the first six months of 1999, net cash provided by ASB's operating activities was $26 million. Net cash used in ASB's investing activities was $186 million, due largely to the origination of loans and purchase of mortgage-backed securities, net of repayments. Net cash used in financing activities was $66 million largely due to a net decrease of $39 million in securities sold under agreements to repurchase, a net decrease of $137 million in deposit liabilities, $10 million in common and preferred stock dividends, partly offset by a net increase in FHLB advances of $120 million.

Minimum liquidity levels are currently governed by the regulations adopted by the OTS. ASB was in compliance with OTS liquidity requirements as of June 30, 1999.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of June 30, 1999, ASB was in compliance with the OTS minimum capital requirements (noted in parentheses) with a tangible capital ratio of 5.6% (1.5%), a core capital ratio of 5.6% (3.0%) and a risk-based capital ratio of 12.1% (8.0%).

FDIC regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 1999, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 5.6% (5.0%), a Tier-1 risk-based ratio of 11.1% (6.0%) and a total risk-based ratio of 12.1% (10.0%).

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

U.S. Treasury yields at June 30, 1999 and December 31, 1998 were as follows:


                                  June 30, 1999             December 31, 1998
          -----                   -------------             -----------------
         3 month                       4.76                         4.46
         1 year                        5.05                         4.52
         5 year                        5.65                         4.54
        10 year                        5.79                         4.65
        30 year                        5.97                         5.09

Interest rates (as measured by U.S. Treasury yields) have increased between 30 and 114 basis points from December 31, 1998 to June 30, 1999 and had a negative effect on the market value of ASB's interest-sensitive net earning assets. On the positive side, in the six months ended June 30, 1999, ASB's interest-sensitive net earning assets have grown. Overall, management believes there was an immaterial, favorable change between those dates in the Company's quantitative disclosures of its interest-sensitive assets, liabilities and off-balance sheet items.

                          PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1. Legal proceedings
-------------------------

There are no significant developments in pending legal proceedings except as set forth in HECO's "Notes to consolidated financial statements," and management's discussion and analysis of financial condition and results of operations.

Item 5.  Other information
--------------------------

A.   YB collective bargaining agreement

YB has a collective bargaining agreement covering the period of July 1, 1996 through June 30, 1999 with the International Longshoremen's and Warehousemen's Union, Hawaii Division, Local 142. The agreement covers all regularly scheduled employees, receiving and delivery clerks on the docks loading and discharging vessels, all maintenance personnel, documentation clerks and customer service representatives employed by YB in the state. The agreement excludes confidential employees, professional employees, supervisory employees, guards and other clerical personnel. Renegotiation of this agreement typically follows completion of the West Coast (Pacific Maritime Association) and Longshore Hawaii contracts and begins six to eight months after the expiration of the agreement. Since June 30, 1999, the agreement has been extended on a daily basis. Written notice of cancellation must be given at least 72 hours in advance.

B.   Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges excluding interest on ASB deposits



                                               Years ended December 31,
    Six months       -----------------------------------------------------------------------------
      ended
  June 30, 1999        1998              1997              1996             1995             1994
-----------------    -------            ------            ------           ------           ------
      1.79             1.85              1.89              1.93             2.02             2.31
=================    =======            ======            ======           ======           ======

  Ratio of earnings to fixed charges including interest on ASB deposits

                                               Years ended December 31,
    Six months       -----------------------------------------------------------------------------
      ended
  June 30, 1999        1998              1997              1996             1995             1994
-----------------    -------            ------            ------           ------           ------
      1.45             1.47              1.58              1.56             1.60             1.73
=================    =======            ======            ======           ======           ======

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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges


                                               Years ended December 31,
    Six months       -----------------------------------------------------------------------------------
      ended
  June 30, 1999          1998              1997              1996             1995             1994
-----------------    -------------     -------------      ------------     ------------    -------------
      2.98               3.33              3.26              3.58             3.46             3.47
=================    =============     =============      ============     ============    =============

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

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------
(a)  Exhibits

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1       Computation of ratio of earnings to fixed charges,
                   six months ended June 30, 1999 and 1998

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2       Computation of ratio of earnings to fixed charges,
                   six months ended June 30, 1999 and 1998

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1       Financial Data Schedule
                   June 30, 1999 and six months ended June 30, 1999

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1(a)    Restated Financial Data Schedule
                   June 30, 1998 and six months ended June 30, 1998


HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2       Financial Data Schedule
                   June 30, 1999 and six months ended June 30, 1999

(b)   Reports on Form 8-K

Subsequent to March 31, 1999, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated                  Registrant/s         Items reported
---------------------------------------------------------------------------------------------


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

May 26, 1999           HEI/HECO             Item 5: "HECO and subsidiaries' kilowatthour sales
                                            forecast" and "HELCO power situation update"

August 3, 1999         HEI/HECO             Item 5:  Financial information of HECO and its
                                            subsidiaries for the second quarter and six months
                                            ended June 30, 1999 and other updated information

August 4, 1999         HEI                  Item 5:  HEI's August 4, 1999 news release:  Hawaiian
                                            Electric Industries, Inc. Selling Maritime Freight
                                            Transportation Operations



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

Date:  August 12, 1999                  Date: August 12, 1999