Form 10-Q
period 1999-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 1999-11-12
CIK 354707, 46207

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                       OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Class of Common Stock                                                   Outstanding November 5, 1999

---------------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value)....                   32,212,763 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)........        12,805,843 Shares (not publicly traded)
=========================================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 1999

                                     INDEX


                                                                      Page No.

Glossary of terms.......................................................... ii
Forward-looking information................................................  v

                        PART I.  FINANCIAL INFORMATION

Item  1.                         Financial statements

              Hawaiian Electric Industries, Inc. and subsidiaries
              ---------------------------------------------------
              Consolidated balance sheets (unaudited) -
                 September 30, 1999 and December 31, 1998................    1

              Consolidated statements of income (unaudited) -
                 three and nine months ended September 30, 1999 and 1998.    2

              Consolidated statements of retained earnings (unaudited) -
                 three and nine months ended September 30, 1999 and 1998.    3

              Consolidated statements of cash flows (unaudited) -
                 nine months ended September 30, 1999 and 1998...........    4

              Notes to consolidated financial statements (unaudited).....    5


              Hawaiian Electric Company, Inc. and subsidiaries
              ------------------------------------------------
              Consolidated balance sheets (unaudited) -
                 September 30, 1999 and December 31, 1998................   12

              Consolidated statements of income (unaudited) -
                 three and nine months ended September 30, 1999 and 1998.   13

              Consolidated statements of retained earnings (unaudited) -
                 three and nine months ended September 30, 1999 and 1998.   13

              Consolidated statements of cash flows (unaudited) -
                 nine months ended September 30, 1999 and 1998...........   14

              Notes to consolidated financial statements (unaudited).....   15

Item 2.       Management's discussion and analysis of financial condition
                 and results of operations...............................   27

Item 3.       Quantitative and qualitative disclosures about market risk.   43

                          PART II.  OTHER INFORMATION


Item 1.       Legal proceedings...........................................  44
Item 5.       Other information...........................................  44
Item 6.       Exhibits and reports on Form 8-K............................  46
Signatures................................................................  47

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 1999

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

BIF       Bank Insurance Fund

BLNR      Board of Land and Natural Resources of the State of Hawaii

CDUP      Conservation District Use Permit

CEPALCO   Cagayan Electric Power & Light Co., Inc.

Company Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II, HEI Investment Corp., Hawaiian Tug & Barge Corp., Young Brothers, Limited, HEI Diversified, Inc., American Savings Bank, F.S.B. and its subsidiaries, HEI Properties, Inc., Pacific Energy Conservation Services, Inc., HEI Power Corp. and its subsidiaries, HEI District Cooling, Inc., ProVision Technologies, Inc., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, HEI Preferred Funding, LP and Malama Pacific Corp. and its subsidiaries

D&O       Decision and order

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

HEIDI HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B. and HEI Properties, Inc.

HEIIC HEI Investment Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc.

HEIPC HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc., and the parent company of several subsidiaries

HEIPC
Group     HEI Power Corp. and its subsidiaries

HELCO Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

HPG       HEI Power Corp. Guam, a wholly owned subsidiary of HEI Power Corp.

Terms          Definitions
-----          -----------

HTB Hawaiian Tug & Barge Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and parent company of Young Brothers, Limited. On November 10, 1999, HTB sold YB and substantially all HTB's operating assets.

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

ROACE       Return on average common equity

SAIF        Savings Association Insurance Fund

SEC         Securities and Exchange Commission

SFAS        Statement of Financial Accounting Standards

YB Young Brothers, Limited, a wholly owned subsidiary of Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold YB.

Forward-looking information

This report and other presentations made by Hawaiian Electric Industries, Inc.
(HEI) and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Except for historical information contained herein, the matters set forth are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; product demand and market acceptance risks; increasing competition in the electric utility and banking industries; capacity and supply constraints or difficulties; new technological developments; governmental and regulatory actions, including decisions in rate cases and on permitting issues; the results of financing efforts; the timing and extent of changes in interest rates and foreign currency exchange rates; the convertibility and availability of foreign currency; political and business risks inherent in doing business in developing countries; and the risks associated with the installation of new computer systems and the avoidance of Year 2000 problems. Investors are also referred to other risks and uncertainties discussed elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or Hawaiian Electric Company, Inc.
(HECO) with the Securities and Exchange Commission.

                                         PART I - FINANCIAL INFORMATION
-----------------------------------------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)
                                                                            September 30,          December 31,
(in thousands)                                                                  1999                   1998
-----------------------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents............................................                $  209,430             $  412,254
Accounts receivable and unbilled revenues, net..................                   155,306                156,220
Investment and mortgage/asset-backed securities.................                 2,070,881              1,902,927
Loans receivable, net...........................................                 3,215,717              3,143,197
Property, plant and equipment, net of accumulated
   depreciation and amortization of $1,147,935 and $1,063,023...                 2,089,605              2,093,398
Regulatory assets...............................................                   114,581                110,459
Other...........................................................                   277,323                265,799
Goodwill and other intangibles..................................                   108,805                115,006
                                                                                ----------             ----------
                                                                                $8,241,648             $8,199,260
                                                                                ==========             ==========

Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable................................................                $  123,008             $  107,863
Deposit liabilities.............................................                 3,559,269              3,865,736
Short-term borrowings...........................................                   164,610                222,847
Securities sold under agreements to repurchase..................                   426,519                515,330
Advances from Federal Home Loan Bank............................                 1,082,081                805,581
Long-term debt..................................................                   978,676                899,598
Deferred income taxes...........................................                   181,963                186,138
Contributions in aid of construction............................                   198,478                198,904
Other...........................................................                   453,464                285,243
                                                                                ----------             ----------
                                                                                 7,168,068              7,087,240
                                                                                ----------             ----------

HEI- and HECO-obligated preferred securities of
    trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed and HECO and HECO-guaranteed
    subordinated debentures.....................................                   200,000                200,000
Preferred stock of electric utility subsidiaries
    Subject to mandatory redemption.............................                         -                 33,080
    Not subject to mandatory redemption.........................                    34,293                 48,293
Minority interests..............................................                     3,494                  3,675
                                                                                ----------             ----------
                                                                                   237,787                285,048
                                                                                ----------             ----------

Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares;
    issued:  none...............................................                         -                      -
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 32,212 shares and 32,116 shares............                   665,275                661,720
Retained earnings...............................................                   170,518                165,252
                                                                                ----------             ----------
                                                                                   835,793                826,972
                                                                                ----------             ----------
                                                                                $8,241,648             $8,199,260
                                                                                ==========             ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)
                                                                   Three months ended                       Nine months ended
                                                                      September 30,                           September 30,
(in thousands, except per share amounts and                --------------------------------    ------------------------------------
ratio of earnings to fixed charges)                             1999               1998               1999               1998
---------------------------------------------------------  ------------------------------------------------------------------------
Revenues
Electric utility....................................            $277,283          $259,684           $767,346           $762,494
Savings bank........................................             102,624           103,229            304,663            306,324
Other...............................................              12,543            14,405             42,376             44,023
                                                              ----------        ----------         ----------         ----------
                                                                 392,450           377,318          1,114,385          1,112,841
                                                              ----------        ----------         ----------         ----------
Expenses
Electric utility....................................             230,811           208,418            635,637            626,969
Savings bank........................................              87,705            89,831            258,824            264,245
Other...............................................              17,383            16,770             50,631             48,753
                                                              ----------        ----------         ----------         ----------
                                                                 335,899           315,019            945,092            939,967
                                                              ----------        ----------         ----------         ----------
Operating income (loss)
Electric utility....................................              46,472            51,266            131,709            135,525
Savings bank........................................              14,919            13,398             45,839             42,079
Other...............................................              (4,840)           (2,365)            (8,255)            (4,730)
                                                              ----------        ----------         ----------         ----------
                                                                  56,551            62,299            169,293            172,874
                                                              ----------        ----------         ----------         ----------

Interest expense--electric utility and other........             (17,600)          (17,601)           (54,488)           (53,345)
Allowance for borrowed funds used
   during construction..............................                 716             1,826              1,955              5,145
Preferred stock dividends of electric
   utility subsidiaries.............................                (498)           (1,499)            (1,624)            (4,507)
Preferred securities distributions of trust
   subsidiaries.....................................              (4,009)           (3,097)           (12,016)            (9,289)
Allowance for equity funds used during
   construction.....................................               1,176             3,139              3,202              8,781
                                                              ----------        ----------         ----------         ----------
Income from continuing operations
   before income taxes..............................              36,336            45,067            106,322            119,659
Income taxes........................................              14,704            17,288             41,180             46,140
                                                              ----------        ----------         ----------         ----------
Income from continuing operations...................              21,632            27,779             65,142             73,519
                                                              ----------        ----------         ----------         ----------
Discontinued operations, net of income taxes
   Loss from operations.............................                   -           (12,474)                 -            (13,598)
   Net gain on disposals............................                   -             3,781                  -              3,781
                                                              ----------        ----------         ----------         ----------
Loss from discontinued operations...................                   -            (8,693)                 -             (9,817)
                                                              ----------        ----------         ----------         ----------
Net income..........................................            $ 21,632          $ 19,086         $   65,142         $   63,702
                                                              ==========        ==========         ==========         ==========
Basic earnings (loss) per common share
   Continuing operations............................            $   0.67          $   0.87         $     2.02         $     2.30
   Discontinued operations..........................                   -             (0.27)                 -              (0.31)
                                                              ----------        ----------         ----------         ----------
                                                                $   0.67          $   0.60         $     2.02         $     1.99
                                                              ==========        ==========         ==========         ==========
Diluted earnings (loss) per common share
   Continuing operations............................            $   0.67          $   0.86         $     2.02         $     2.29
   Discontinued operations..........................                   -             (0.27)                 -              (0.31)
                                                              ----------        ----------         ----------         ----------
                                                                $   0.67          $   0.59         $     2.02         $     1.98
                                                              ==========        ==========         ==========         ==========
Dividends per common share..........................            $   0.62          $   0.62         $     1.86         $     1.86
                                                              ==========        ==========         ==========         ==========
Weighted-average number of common shares
   outstanding (basic earnings per common share)....              32,203            32,010             32,180             31,992
   Dilutive effect of stock options
      and dividend equivalents......................                  91               128                 97                138
                                                              ----------        ----------         ----------         ----------
Adjusted weighted-average shares
   (diluted earnings per common share)..............              32,294            32,138             32,277             32,130
                                                              ==========        ==========         ==========         ==========
Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits.............                                                     1.78               1.90
                                                                                                   ==========         ==========
     Including interest on ASB deposits.............                                                     1.46               1.49
                                                                                                   ==========         ==========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                                      Three months ended                    Nine months ended
                                                                         September 30,                        September 30,
                                                             --------------------------------     --------------------------------
(in thousands)                                                       1999           1998               1999               1998
----------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period................           $168,858           $164,807           $165,252         $159,862
Net income............................................             21,632             19,086             65,142           63,702
Common stock dividends................................            (19,972)           (19,847)           (59,876)         (59,518)
                                                                 --------           --------           --------         --------
Retained earnings, end of period......................           $170,518           $164,046           $170,518         $164,046
                                                                 ========           ========           ========         ========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                            ----------------------------------
(in thousands)                                                                                         1999               1998
-------------------------------------------------------------------------------------       ----------------------------------
Cash flows from continuing operating activities
Income from continuing operations...........................................................      $  65,142          $  73,519
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities
      Depreciation and amortization of property, plant and equipment........................         81,871             74,588
      Other amortization....................................................................         11,345             11,397
      Provision for loan losses.............................................................         10,848              9,473
      Deferred income taxes.................................................................         (4,175)              (864)
      Allowance for equity funds used during construction...................................         (3,202)            (8,781)
      Changes in assets and liabilities
            Decrease in accounts receivable and unbilled revenues, net......................            914              1,639
            Increase (decrease) in accounts payable.........................................         15,145            (34,711)
            Changes in other assets and liabilities.........................................          1,711             54,110
                                                                                                  ---------          ---------
Net cash provided by continuing operating activities........................................        179,599            180,370
                                                                                                  ---------          ---------
Cash flows from investing activities
Held-to-maturity mortgage/asset-backed securities purchased.................................       (623,942)          (401,740)
Principal repayments on held-to-maturity mortgage/asset-backed securities...................        470,063            402,288
Held-to-maturity investment securities purchased............................................        (54,782)          (200,982)
Principal repayments on held-to-maturity investment securities..............................         43,000            159,982
Loans receivable originated and purchased...................................................       (528,777)          (494,683)
Principal repayments on loans receivable....................................................        435,725            358,582
Capital expenditures........................................................................        (88,444)          (124,290)
Cash paid to Bank of America, FSB for the purchase of loans receivable and
   other assets, net of the assumption of deposit and other liabilities.....................              -            (24,018)
Proceeds from loans returned to Bank of America, FSB........................................              -             28,104
Other.......................................................................................         19,585             16,906
                                                                                                  ---------          ---------
Net cash used in investing activities.......................................................       (327,572)          (279,851)
                                                                                                  ---------          ---------
Cash flows from financing activities
Net decrease in deposit liabilities.........................................................       (306,467)           (85,155)
Net decrease in short-term borrowings with original maturities of three months or less......        (58,237)          (103,307)
Net increase (decrease) in retail repurchase agreements.....................................        167,765             (2,971)
Proceeds from securities sold under agreements to repurchase................................        290,000            474,812
Repurchase of securities sold under agreements to repurchase................................       (378,612)          (316,000)
Proceeds from advances from Federal Home Loan Bank..........................................        684,100            661,500
Principal payments on advances from Federal Home Loan Bank..................................       (407,600)          (574,893)
Proceeds from issuance of long-term debt....................................................        167,452            185,394
Repayment of long-term debt.................................................................        (88,500)           (59,400)
Redemption of electric utility subsidiaries' preferred stock................................        (47,080)            (2,590)
Net proceeds from issuance of common stock..................................................          3,432              4,553
Common stock dividends......................................................................        (59,876)           (59,518)
Preferred securities distributions of trust subsidiaries....................................        (12,016)            (9,289)
Other.......................................................................................         (9,212)            (3,728)
                                                                                                  ---------          ---------
Net cash provided by (used in) financing activities.........................................        (54,851)           109,408
                                                                                                  ---------          ---------
Net cash provided by discontinued operations................................................              -             11,265
                                                                                                  ---------          ---------
Net increase (decrease) in cash and equivalents.............................................       (202,824)            21,192
Cash and equivalents, beginning of period...................................................        412,254            253,910
                                                                                                  ---------          ---------
Cash and equivalents, end of period.........................................................      $ 209,430          $ 275,102
                                                                                                  =========          =========

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998
(Unaudited)


(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Securities and Exchange Commission (SEC) Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1998 and the consolidated financial statements and the notes thereto in HEI's Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of September 30, 1999 and December 31, 1998, the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 1999 presentation.

(2)  Segment financial information
----------------------------------
Segment financial information was as follows:

                                Electric   Savings              Holding      Elimi-
($ in thousands)                utility     bank      Other    companies    nations      Total
------------------------------------------------------------------------------------------------
Quarter ended September 30, 1999
Revenues from external
 customers...................    277,274   102,616   13,142         (582)         -      392,450
Intersegment revenues........          9         8    2,711        2,792     (5,520)           -
                              ------------------------------------------------------------------
    Revenues.................    277,283   102,624   15,853        2,210     (5,520)     392,450
                             ===================================================================
Profit (loss)*...............     33,704    13,569   (1,506)      (9,431)         -       36,336
Income taxes (benefit).......     13,389     5,070      582       (4,337)         -       14,704
                             -------------------------------------------------------------------
    Income (loss) from
       continuing operations.     20,315     8,499   (2,088)      (5,094)         -       21,632
                             ===================================================================

Nine months ended September 30, 1999
Revenues from external
 customers...................    767,337   304,640   41,834          574          -    1,114,385
Intersegment revenues........          9        23    8,083        6,348    (14,463)           -
                             -------------------------------------------------------------------
    Revenues.................    767,346   304,663   49,917        6,922    (14,463)   1,114,385
                             ===================================================================
Profit (loss)*...............     92,740    41,789     (950)     (27,257)         -      106,322
Income taxes (benefit).......     36,120    15,708    1,493      (12,141)         -       41,180
                             -------------------------------------------------------------------
    Income (loss) from
       continuing operations.     56,620    26,081   (2,443)     (15,116)         -       65,142
                             ===================================================================


Quarter ended September 30, 1998
Revenues from external
 customers...................    259,684   103,221   14,282          131          -      377,318
Intersegment revenues........          -         8    2,704        2,241     (4,953)           -
                                        -------------------------------------------
    Revenues.................    259,684   103,229   16,986        2,372     (4,953)     377,318
                             ===================================================================
Profit (loss)*...............     41,656    12,048     (351)      (8,286)         -       45,067
Income taxes (benefit).......     16,680     4,144      500       (4,036)         -       17,288
                             -------------------------------------------------------------------
    Income (loss) from
       continuing operations.     24,976     7,904     (851)      (4,250)         -       27,779
                             ===================================================================
Nine months ended September 30, 1998
Revenues from external
 customers...................    762,494   306,301   43,783          263          -    1,112,841
Intersegment revenues........          -        23    8,035        6,355    (14,413)           -
                             -------------------------------------------------------------------
    Revenues.................    762,494   306,324   51,818        6,618    (14,413)   1,112,841
                             ===================================================================
Profit (loss)*...............    105,141    38,029      989      (24,500)         -      119,659
Income taxes (benefit).......     42,214    14,413    1,998      (12,485)         -       46,140
                             -------------------------------------------------------------------
    Income (loss) from
       continuing operations.     62,927    23,616   (1,009)     (12,015)         -       73,519
                             ===================================================================

*  Income before income taxes and discontinued operations.

Revenues attributed to foreign countries for the periods identified above were not significant.

(3)  Electric utility subsidiary
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 12 through 26.

(4)  Savings bank subsidiary
----------------------------

Selected consolidated financial information

American Savings Bank, F.S.B. and subsidiaries
Income statement data


                                                               Three months ended             Nine months ended
                                                                 September 30,                  September 30,
                                                         ------------------------------   --------------------------
(in thousands)                                                1999           1998           1999             1998
--------------------------------------------------------------------------------------------------------------------
Interest income..........................................   $ 95,402       $ 95,385       $281,840          $285,437
Interest expense.........................................     51,592         56,214        153,351           163,265
                                                            --------       --------       --------          --------
Net interest income......................................     43,810         39,171        128,489           122,172
Provision for losses.....................................     (4,750)        (3,125)       (10,848)           (9,473)
Other income.............................................      7,222          7,844         22,823            20,887
Operating, administrative and general expenses...........    (31,363)       (30,492)       (94,625)          (91,507)
                                                            --------       --------       --------          --------
Operating income.........................................     14,919         13,398         45,839            42,079
Income taxes.............................................      5,070          4,144         15,708            14,413
                                                            --------       --------       --------          --------
Income before preferred stock dividends..................      9,849          9,254         30,131            27,666
Dividends on preferred stock held by parent..............      1,350          1,350          4,050             4,050
                                                            --------       --------       --------          --------
Net income...............................................   $  8,499       $  7,904       $ 26,081          $ 23,616
                                                            ========       ========       ========          ========

American Savings Bank, F.S.B. and subsidiaries
Balance sheet data


(in thousands)                                                                    September 30, 1999        December 31, 1998
------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents............................................................           $  178,121               $  352,566
Held-to-maturity investment securities..........................................              127,563                  111,574
Held-to-maturity mortgage/asset-backed securities...............................            1,943,318                1,791,353
Loans receivable, net...........................................................            3,215,717                3,143,197
Other...........................................................................              179,908                  177,976
Goodwill and other intangibles..................................................              108,805                  115,006
                                                                                   ------------------     --------------------
                                                                                           $5,753,432               $5,691,672
                                                                                   ==================     ====================
Liabilities and equity
Deposit liabilities.............................................................           $3,559,269               $3,865,736
Securities sold under agreements to repurchase..................................              426,519                  515,330
Advances from Federal Home Loan Bank............................................            1,082,081                  805,581
Other...........................................................................              258,109                   92,153
                                                                                   ------------------     --------------------
                                                                                            5,325,978                5,278,800
Minority interests..............................................................                  113                      113
Preferred stock held by parent..................................................               75,000                   75,000
Common stock equity.............................................................              352,341                  337,759
                                                                                   ------------------     --------------------
                                                                                           $5,753,432               $5,691,672
                                                                                   ==================     ====================

Deposit-insurance premiums

The Savings Association Insurance Fund (SAIF) insures the deposit accounts of ASB and other thrifts. The Bank Insurance Fund (BIF) insures the deposit accounts of commercial banks. The Federal Deposit Insurance Corporation (FDIC) administers the SAIF and BIF.

In December 1996, the FDIC adopted a risk-based assessment schedule for SAIF institutions, effective January 1, 1997, that was identical to the existing base rate schedule for BIF institutions: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 will be the assessment to fund the Financing Corporation's (FICO's) interest obligations. In December 1997, ASB acquired BIF-assessable deposits as well as SAIF-assessable deposits from Bank of America, FSB. As a "well-capitalized" thrift, ASB's base deposit insurance premium effective for the September 30, 1999 quarterly payment is zero and its assessment for funding FICO interest payments is 5.9 cents per $100 of SAIF-assessable deposits and 1.2 cents per $100 of BIF-assessable deposits, on an annual basis, based on deposits as of June 30, 1999. SAIF-assessable deposits represented 89% of total deposits as of June 30, 1999.

(5)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                    ------------------------------------------
(in thousands)                                                                              1999                    1998
------------------------------------------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding interest paid on
 nonrecourse debt on leveraged leases)..............................................          $199,198                $200,453
                                                                                    ==================      ==================
Income taxes........................................................................          $ 38,289                $ 27,325
                                                                                    ==================      ==================

The increase in income taxes paid for the nine months ended September 30, 1999 compared to the same period in 1998 was primarily due to a change in the timing of the recognition of ASB's loan portfolio taxable income, partly offset by a change in the timing of Public Service Company tax deductions.

Supplemental disclosures of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $3.2 million and $8.8 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in 1999 was due to the nonaccrual of AFUDC with respect to HELCO's Keahole project and a lower construction in progress base on which AFUDC is calculated because of the completion of projects and their addition to plant in 1998.

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

(7)  Commitments and contingencies
----------------------------------

Environmental regulation

In early 1995, the Department of Health of the State of Hawaii (DOH) initially advised HECO, Hawaiian Tug & Barge Corp. (HTB), Young Brothers, Limited (YB) and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or to operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 and certain of the identified parties including HECO, Chevron Products Company, Equilon Enterprises LLC (formerly Shell Oil Products Company), the State of Hawaii Department of Transportation Harbors Division and others formed a Technical Work Group and a Legal Work Group which now function together as the Honolulu Harbor Working Group. Effective January 30, 1998, the Honolulu Harbor Working Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions.

On April 19, 1999, the Honolulu Harbor Working Group submitted to the DOH a "Data Assimilation and Review" report, which presents the results of a study conducted by a consultant to document environmental conditions in the Iwilei Unit of the Honolulu Harbor study area related to potential petroleum impacts. The location and sources (confirmed and potential) of petroleum releases were identified. On September 3, 1999, the Honolulu Harbor Working Group submitted a report that included the identification and evaluation of potential hazardous areas, a preliminary risk screening and recommendations for additional data gathering to allow an assessment of the need for risk-based corrective action. The Honolulu Harbor Working Group engaged PHR Environmental Consultants, Inc.
(PHR) to assist in identifying additional potentially responsible parties, and on October 7, 1999, PHR submitted a report to the DOH identifying 26 additional potentially responsible parties, including YB. Under the terms of the agreement for the sale of YB, HEI has certain indemnity obligations, including obligations with respect to the Honolulu Harbor investigation.

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

China project

In September 1998, HEI Power Corp. (HEIPC), through a wholly owned subsidiary's 80% ownership of a Mauritius Company, acquired an effective 60% interest in a joint venture, Baotou Tianjiao Power Co., Ltd. (Tianjiao), formed to design, construct, own, operate and manage a 200 megawatt (MW) coal-fired power plant to be located inside Baotou Iron & Steel (Group) Co., Ltd.'s (BaoSteel's) complex in Inner

Mongolia, People's Republic of China (PRC). BaoSteel, a state-owned enterprise and the fifth largest steel company in China, is a 25% partner in the joint venture and will purchase all the electricity generated. Ownership of the plant will be transferred, without charge, to BaoSteel in approximately 20 years. As of September 30, 1999, HEIPC and its subsidiaries (the HEIPC Group) had invested approximately $17 million and are committed to invest up to an additional $83 million toward the China project, subject to certain conditions. Completion of construction is dependent on BaoSteel making satisfactory arrangements with the Inner Mongolia Power (Group) Co. Ltd. for BaoSteel's interconnection to the grid. In early November 1999, the PRC central government directed the Inner Mongolia government to coordinate the finalization of an interconnection agreement.

(8)  Discontinued operations
---  -----------------------

Malama Pacific Corp. (MPC)

On September 14, 1998, the HEI Board of Directors adopted a plan to exit the residential real estate development business (engaged by MPC and its subsidiaries) by September 1999. Accordingly, MPC management commenced a program to sell all of MPC's real estate assets and investments and HEI reported MPC as a discontinued operation in the Company's consolidated statements of income in the third quarter of 1998. In the slow Hawaii real estate market, however, the plan to dispose of MPC's real estate assets and investments is taking longer than expected.

Summary financial information for the discontinued operations of MPC is as follows:



                                                                                      Three months            Nine months ended
                                                                                   ended September 30,          September 30,
(in thousands)                                                                            1998                      1998
-------------------------------------------------------------------------------------------------------------------------------
Operations
Revenues........................................................................             $    743                  $  3,313

Operating loss (including impairment writedowns)................................             $(19,881)                 $(20,648)
Interest expense................................................................                 (538)                   (1,609)
Income tax benefits.............................................................                7,945                     8,659
                                                                                   ------------------     ---------------------
Loss from operations............................................................             $(12,474)                 $(13,598)
                                                                                   ------------------     ---------------------

Disposal
Loss, including provision of $5,000 for loss from operations
   during phase-out period......................................................             $(16,343)                 $(16,343)
Income tax benefits.............................................................                6,359                     6,359
                                                                                   ------------------     ---------------------
Loss on disposal................................................................             $ (9,984)                 $ (9,984)
                                                                                   ------------------     ---------------------
Loss from discontinued operations of MPC........................................             $(22,458)                 $(23,582)
                                                                                   ==================     =====================
Basic and diluted loss per common share.........................................               $(0.70)                   $(0.74)
                                                                                   ==================     =====================

As of September 30, 1999, the remaining net assets of the discontinued residential real estate development operations amounted to $20 million (included in "Other" assets) and consisted primarily of real estate assets, receivables and deferred tax assets, reduced by loans, accounts payable and a reserve for the net loss from operations during the disposal period. The amounts that MPC will ultimately realize from the sale of the real estate assets could differ materially from the recorded amounts as of September 30, 1999.

In the second quarter of 1999, MPC closed the sale of one property and received proceeds, net of selling expenses, of $3.8 million. The remaining MPC and/or its joint ventures' properties to be sold consist of approximately 400 acres on three islands. MPC is currently in active negotiations for the sale of approximately 150 acres.

The Hawaiian Insurance & Guaranty Company, Limited  (HIG)

HIG and its subsidiaries (collectively, the HIG Group) were property and casualty insurance companies. In December 1992, due to a significant increase in the estimate of policyholder claims from Hurricane Iniki, the HEI Board of Directors concluded it would not contribute additional capital to HIG and the remaining investment in the HIG Group was written off. On December 24, 1992, a formal rehabilitation order vested full control over the HIG Group in the Insurance Commissioner of the State of Hawaii (the Rehabilitator) and her deputies. HEI Diversified, Inc. (HEIDI) was the holder of record of all the common stock of HIG until August 16, 1994.

In 1994, the Company settled a lawsuit stemming from this situation, with the Company making a settlement payment of $32 million to the Rehabilitator. HEI and HEIDI sought reimbursement for the settlement, interest and defense costs from three director and officer liability insurance carriers. In August 1998, the Company settled all claims with the three former insurance carriers relating to the 1994 settlement payment. The Company received $24.5 million ($13.8 million net of estimated expenses and income taxes or $0.43 in basic and diluted earnings per share for the quarter and nine months ended September 30, 1998), and recorded the settlement as net gain on disposal of discontinued operations in the third quarter of 1998.

(9) Sale of maritime freight transportation operations
------------------------------------------------------

On August 4, 1999, HEI signed agreements for the sale of YB and certain operating assets of HTB to Saltchuk Resources, Inc. of Seattle, Washington. On November 10, 1999, the sale of YB and substantially all of the operating assets of HTB was closed. HEI plans to sell the remaining assets of HTB to other parties. The Company expects an after-tax loss of approximately $2 million on the transactions and accrued the loss in the third quarter of 1999.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)
                                                                             September 30,           December 31,
(in thousands, except par value)                                                  1999                   1998
------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land..................................................................       $    28,284             $   30,312
   Plant and equipment...................................................         2,802,830              2,750,487
   Less accumulated depreciation.........................................        (1,056,196)              (982,172)
   Plant acquisition adjustment, net.....................................               471                    510
   Construction in progress..............................................           164,649                144,035
                                                                            ---------------     ------------------
         Net utility plant...............................................         1,940,038              1,943,172
                                                                            ---------------     ------------------
Current assets
   Cash and equivalents..................................................            26,179                 54,783
   Customer accounts receivable, net.....................................            67,452                 69,170
   Accrued unbilled revenues, net........................................            47,568                 43,445
   Other accounts receivable, net........................................             1,665                  4,082
   Fuel oil stock, at average cost.......................................            26,571                 16,778
   Materials and supplies, at average cost...............................            19,310                 17,266
   Prepayments and other.................................................             3,751                  3,858
                                                                            ---------------     ------------------
         Total current assets............................................           192,496                209,382
                                                                            ---------------     ------------------
Other assets
   Regulatory assets.....................................................           112,582                108,344
   Other.................................................................            47,234                 50,355
                                                                            ---------------     ------------------
         Total other assets..............................................           159,816                158,699
                                                                            ---------------     ------------------
                                                                                $ 2,292,350             $2,311,253
                                                                            ===============     ==================
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares...........................       $    85,387             $   85,387
   Premium on capital stock..............................................           295,468                295,344
   Retained earnings.....................................................           421,840                405,836
                                                                            ---------------     ------------------
         Common stock equity.............................................           802,695                786,567
   Cumulative preferred stock - not subject to mandatory redemption......            34,293                 34,293
   HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed
      debentures.........................................................           100,000                100,000
   Long-term debt, net...................................................           645,176                621,998
                                                                            ---------------     ------------------
         Total capitalization............................................         1,582,164              1,542,858
                                                                            ---------------     ------------------
Current liabilities
   Preferred stock sinking fund and optional redemption payments.........                 -                 47,080
   Short-term borrowings - nonaffiliates.................................           103,111                133,863
   Short-term borrowings - affiliate.....................................                 -                  5,550
   Accounts payable......................................................            50,749                 40,008
   Interest and preferred dividends payable..............................            16,739                 11,214
   Taxes accrued.........................................................            70,649                 58,335
   Other.................................................................            21,658                 30,166
                                                                            ---------------     ------------------
         Total current liabilities.......................................           262,906                326,216
                                                                            ---------------     ------------------
Deferred credits and other liabilities
   Deferred income taxes.................................................           128,640                128,327
   Unamortized tax credits...............................................            48,502                 48,130
   Other.................................................................            71,660                 66,818
                                                                            ---------------     ------------------
         Total deferred credits and other liabilities....................           248,802                243,275
                                                                            ---------------     ------------------
Contributions in aid of construction.....................................           198,478                198,904
                                                                            ---------------     ------------------
                                                                                $ 2,292,350             $2,311,253
                                                                            ===============     ==================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income  (unaudited)
                                                                   Three months ended                     Nine months ended
(in thousands, except for ratio of earnings                           September 30,                         September 30,
                                                          ---------------------------------     ---------------------------------
to fixed charges)                                                1999               1998               1999               1998
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues....................................          $275,925           $257,368           $763,408           $755,615
                                                          --------------     --------------     --------------     --------------
Operating expenses
Fuel oil..............................................            58,942             48,554            151,046            149,734
Purchased power.......................................            71,952             69,148            199,581            204,822
Other operation.......................................            35,730             34,286            100,530            104,251
Maintenance...........................................            14,436             10,508             41,324             31,738
Depreciation and amortization.........................            23,322             21,448             70,041             64,336
Taxes, other than income taxes........................            26,039             24,263             72,459             71,609
Income taxes..........................................            13,419             16,693             36,208             42,253
                                                          --------------     --------------     --------------     --------------
                                                                 243,840            224,900            671,189            668,743
                                                          --------------     --------------     --------------     --------------
Operating income......................................            32,085             32,468             92,219             86,872
                                                          --------------     --------------     --------------     --------------
Other income
Allowance for equity funds used
   during construction................................             1,176              3,139              3,202              8,781
Other, net............................................               998              2,117              3,370              6,439
                                                          --------------     --------------     --------------     --------------
                                                                   2,174              5,256              6,572             15,220
                                                          --------------     --------------     --------------     --------------
Income before interest and other charges..............            34,259             37,724             98,791            102,092
                                                          --------------     --------------     --------------     --------------
Interest and other charges
Interest on long-term debt............................            10,313              9,910             30,139             30,602
Amortization of net bond premium and expense..........               436                374              1,203              1,096
Other interest charges................................             1,494              1,785              5,414              5,086
Allowance for borrowed funds used
   during construction................................              (716)            (1,826)            (1,955)            (5,145)
Preferred stock dividends of subsidiaries.............               229                638                716              1,915
Preferred securities distributions of
   trust subsidiaries.................................             1,919              1,006              5,746              3,019
                                                          --------------     --------------     --------------     --------------
                                                                  13,675             11,887             41,263             36,573
                                                          --------------     --------------     --------------     --------------

Income before preferred stock dividends
   of HECO............................................            20,584             25,837             57,528             65,519
Preferred stock dividends of HECO.....................               269                861                908              2,592
                                                          --------------     --------------     --------------     --------------
Net income for common stock...........................          $ 20,315           $ 24,976           $ 56,620           $ 62,927
                                                          ==============     ==============     ==============     ==============
Ratio of earnings to fixed charges  (SEC method)......                                                    3.07               3.36
                                                                                                ==============     ==============

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                                   Three months ended                     Nine months ended
                                                                      September 30,                         September 30,
                                                          ---------------------------------     ---------------------------------
(in thousands)                                                   1999               1998               1999               1998
---------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period................          $415,944           $410,207           $405,836           $387,582
Net income for common stock...........................            20,315             24,976             56,620             62,927
Common stock dividends................................           (14,419)           (28,464)           (40,616)           (43,790)
                                                          --------------     --------------     --------------     --------------
Retained earnings, end of period......................          $421,840           $406,719           $421,840           $406,719
                                                          ==============     ==============     ==============     ==============

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows  (unaudited)
                                                                                          Nine months ended
                                                                                            September 30,
                                                                           --------------------------------------------
(in thousands)                                                                       1999                     1998
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock dividends of HECO............................          $  57,528                 $ 65,519
Adjustments to reconcile income before preferred stock dividends of
 HECO to net cash provided by operating activities
      Depreciation and amortization of property,
         plant and equipment...............................................             70,041                   64,336
      Other amortization...................................................              4,718                    5,204
      Deferred income taxes................................................                313                    1,830
      Tax credits, net.....................................................              1,568                    3,829
      Allowance for equity funds used during construction..................             (3,202)                  (8,781)
      Changes in assets and liabilities
           Decrease in accounts receivable.................................              4,135                    1,972
           Decrease (increase) in accrued unbilled revenues................             (4,123)                   1,191
           Decrease (increase) in fuel oil stock...........................             (9,793)                   9,971
           Decrease (increase) in materials and supplies...................             (2,044)                   1,998
           Increase in regulatory assets...................................             (2,464)                  (2,914)
           Increase (decrease) in accounts payable.........................             10,741                  (11,557)
           Changes in other assets and liabilities.........................             17,546                     (495)
                                                                           -------------------      -------------------
Net cash provided by operating activities..................................            144,964                  132,103
                                                                           -------------------      -------------------

Cash flows from investing activities
Capital expenditures.......................................................            (68,714)                 (98,016)
Contributions in aid of construction.......................................              6,327                    6,310
Proceeds from sales of assets..............................................              1,499                        -
Payments on notes receivable...............................................              1,199                    1,141
                                                                           -------------------      -------------------
Net cash used in investing activities......................................            (59,689)                 (90,565)
                                                                           -------------------      -------------------

Cash flows from financing activities
Common stock dividends.....................................................            (40,616)                 (43,790)
Preferred stock dividends..................................................               (908)                  (2,592)
Preferred securities distributions of trust subsidiaries...................             (5,746)                  (3,019)
Proceeds from issuance of long-term debt...................................             73,052                   72,894
Repayment of long-term debt................................................            (50,000)                 (57,500)
Redemption of preferred stock..............................................            (47,080)                  (2,590)
Net decrease in short-term borrowings from nonaffiliates
   and affiliate with original maturities of three months or less..........            (36,302)                    (147)
Other......................................................................             (6,279)                    (974)
                                                                           -------------------      -------------------
Net cash used in financing activities......................................           (113,879)                 (37,718)
                                                                           -------------------      -------------------

Net increase (decrease) in cash and equivalents............................            (28,604)                   3,820
Cash and equivalents, beginning of period..................................             54,783                    1,676
                                                                           -------------------      -------------------
Cash and equivalents, end of period........................................          $  26,179                 $  5,496
                                                                           ===================      ===================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999 and 1998
(Unaudited)

--------------------------------------------------------------------------------
(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1998 and the consolidated financial statements and the notes thereto in HECO's Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of September 30, 1999 and December 31, 1998, the results of their operations for the three and nine months ended September 30, 1999 and 1998, and their cash flows for the nine months ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 1999 presentation.

(2)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                        Nine months ended
                                                                                          September 30,
                                                                           -----------------------------------------
(in thousands)                                                                     1999                   1998
--------------------------------------------------------------------------------------------------------------------

Interest...................................................................           $28,786                $26,249
                                                                           ==================     ==================

Income taxes...............................................................           $17,352                $22,277
                                                                           ==================     ==================

The decrease in income taxes paid for the nine months ended September 30, 1999 compared to the same period in 1998 was primarily due to a change in the timing of Public Service Company tax deductions.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $3.2 million and $8.8 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in 1999 was due to the nonaccrual of AFUDC with respect to HELCO's Keahole project and a lower construction in progress base on which AFUDC is calculated because of the completion of projects and their addition to plant in 1998.

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

CDUP amendment. On July 10, 1997, the Third Circuit Court of the State of Hawaii
---------------
issued its Amended Findings of Fact, Conclusions of Law, Decision and Order addressing HELCO's appeal of an order of the BLNR, along with other consolidated civil cases relating to HELCO's application for a CDUP amendment. Because the BLNR failed to take valid agency action or render a proper decision within the 180 day statutory deadline (as calculated by the Court), the Court ruled that HELCO was automatically entitled to put its land to the uses requested in its CDUP amendment application pursuant to the default provision of Section 183-41, Hawaii Revised Statutes (HRS). This decision allows HELCO to use its Keahole property as requested in its application. An amended order to the same effect was issued on August 18, 1997. Final judgments have been entered in all of the consolidated cases. Appeals with respect to the final judgments for certain of the cases have been filed with the Hawaii Supreme Court. Motions filed with the Third Circuit Court to stay the effectiveness of the judgments pending resolution of the appeals were denied in April and July 1998 (in response to a motion for reconsideration). In August 1998, the Hawaii Supreme Court denied nonhearing motions for stay of final judgment pending resolution of the appeals. Management believes that HELCO will ultimately prevail on appeal and that the final judgments of the Third Circuit Court will be upheld.

The final judgment with respect to HELCO's entitlement to automatically put its land to the uses requested in its CDUP amendment application (which is in part 1 of the final judgment, and is referred to as HELCO's "default entitlement") was entered February 11, 1998. The final judgment states that HELCO must comply with the conditions in its application (part 2 of the final judgment), and that the standard conditions in Section 13-2-21 of the Hawaii Administrative Rules (HAR), the rules of the Department of Land and Natural Resources (DLNR), do not apply to the extent the standard conditions are incompatible with HRS Section 183-41 (part 3 of the final judgment). On August 17, 1999, certain plaintiffs filed a joint motion to enforce parts 2 and 3 of the final judgment (relating to applicable conditions) and to stay part 1 of the final judgment (the default entitlement) until such time as the applicable conditions were identified and it was determined whether HELCO had or could meet the applicable conditions. At a September 23, 1999 hearing, the Third Circuit Court ruled that the BLNR must issue a written decision by November 30, 1999 on certain issues raised in the administrative petition filed by the Keahole Defense Coalition (KDC) in August 1998, including specific determinations of which conditions are not inconsistent with HELCO's ability to proceed under the default entitlement. If a written decision on the applicable conditions has not been distributed by the BLNR by that date, the Court stated that it would impose a stay on HELCO's ability to proceed under the default entitlement, effective as of noon on November 30, 1999. At a BLNR meeting on October 22, 1999, the BLNR determined that all 15 standard land use conditions in HAR 13-2-21(a) applied to HELCO's default entitlement and that the conditions in HELCO's pre-existing CDUP and amendments continue to apply with respect to those existing permits. The BLNR specifically did not address at that time the question of HELCO's compliance with each of those conditions. HELCO's position is that once a written decision is issued by the BLNR to interested parties, the Court's order would have been satisfied and the issue of a stay should be moot. See "BLNR petition" herein.

Although the BLNR has not yet issued a written decision, certain plaintiffs have filed two motions in the Third Circuit Court attempting to implement their interpretation of the BLNR's ruling. On November 2, 1999, those plaintiffs filed a Second Joint Motion to Enforce Part Two and Part Three of the Final Judgment. In that motion, they allege that the Keahole project cannot meet the conditions relating to compatibility with the surrounding area and improvement of the existing physical and environmental aspects of the subject area. Furthermore, they claim that the project would be a prohibited use that cannot be placed in the conservation district, relying on zoning rules implemented by BLNR in 1994 in furtherance of Act 270, which prohibited fossil fuel fired generating units in the conservation district. However, the Third Circuit Court has earlier ruled that Act 270 does not apply to HELCO's application, which was filed prior to the effective date of Act 270. Plaintiffs ask that HELCO be enjoined from placing further structures and improvements on the Keahole site and be ordered to remove all existing structures and improvements.

On November 5, 1999, the same plaintiffs filed a Third Joint Motion to Enforce Judgment. In this motion, they ask that the Court void HELCO's default entitlement on the basis that HELCO forfeited its default entitlement by allegedly electing through HELCO's construction of the pre-PSD portions of the project, to build a project different from that described in its application. They also request that HELCO be enjoined from continuing construction activity at the site and ordered to restore the Keahole site to its pre-August 1992 condition.

Both of these motions, which HELCO intends to oppose vigorously, are scheduled to be heard on November 29, 1999.

PSD permit. In November 1995, the EPA declined to sign HELCO's PSD permit for
----------
the combined-cycle unit. HELCO revised its permit application and, in 1997, the EPA approved a revised draft permit and the DOH issued a final PSD permit for HELCO's DTCC unit. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB) in December 1997.

On November 25, 1998, the EAB issued an Order Denying Review in Part and Remanding in Part. The EAB denied appeals of the permit that were based on challenges to (1) the DOH's use of a netting analysis (with respect to nitrogen oxide (NOx) emissions), (2) the DOH's determination of Best Available Control Technology (BACT) for control of sulfur dioxide emissions, and (3) certain aspects of the DOH's ambient air and source impact analysis. However, the EAB concluded that the DOH had not adequately responded to comments that had been made during the public comment period that data relating to certain ambient air concentrations were outdated or were measured at unrepresentative locations. The EAB remanded the proceedings and directed the DOH to reopen the permit for the limited purpose of (1) providing an updated air quality impact report incorporating current data on sulfur dioxide and particulate matter ambient concentrations and (2) providing a sufficient explanation of why the carbon monoxide and ozone data used to support the permit are reasonably representative, or performing a new air quality analysis based on data shown to be representative of the air quality in the area to be affected by the project. The EAB directed the DOH to accept and respond to public comments on the DOH's decisions with respect to these issues and ruled that any further appeals of its decision would be limited to the issues addressed on remand. On March 3, 1999, the EAB issued an Order denying motions for reconsideration which had been filed by HELCO, KDC and Kawaihae Cogeneration Partners (KCP).

As a result of the EAB's decision on November 25, 1998 and its denial of all motions for reconsideration on March 3, 1999, there have been further delays in HELCO's construction of CT-4 and CT-5. The actual length of the delays will depend on the actions needed to address the EAB's rulings. HELCO continues to work with the DOH to address the issues specified in the EAB remand order, with the objective of having the final permit reissued by the end of January 2000 and of reaching a final resolution of any appeals to the EAB as expeditiously as possible thereafter. As part of the remand process, DOH held a public hearing on the draft permit on October 7, 1999, limited to the issues remanded by the EAB. The next steps will be for the DOH to respond to the public comments made at the hearing and to submit the proposed permit to the EPA for approval. HELCO believes that the PSD permit will eventually be obtained.

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

On April 12, 1999, the Court ruled that, because there were no remaining issues of fact in the case, a May 1999 trial date was vacated, no further discovery was authorized, and proceedings before the Court were suspended pending any further administrative action by the DOH and the BLNR. The Court's rulings to date on the six counts in the KDC complaint are as follows:

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

      In response to the new position announced by the DOH, on February 23, 1999 HELCO filed a declaratory judgment action against the DOH, alleging that the noise rules were invalid on constitutional grounds. At a hearing on March 31, 1999, the Court granted KDC's motion to dismiss HELCO's complaint and Plaintiffs' motion for reconsideration on Count II and ruled that the applicable noise standard was 55 dBA daytime and 45 dBA nighttime. The Court specifically reserved ruling on HELCO's claims or potential claims based on estoppel and on the constitutionality of the noise rules "as applied" to HELCO's Keahole plant. On May 12, 1999, the Order dismissing HELCO's declaratory judgment complaint was issued and Final Judgment was entered. The DOH objected to the entry of Final Judgment before all issues in the lawsuit were resolved, but an Order denying that motion was issued on July 26, 1999. HELCO filed a notice of appeal on August 25, 1999 and KDC filed a notice of cross-appeal on September 3, 1999.

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

  3. Count III (violation of CDUP): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to the BLNR. (Should DOH find HELCO in violation of the noise rules (see Count II), the BLNR would be called to act on the impact of such violation, if any, on the CDUP.)

  4. Count IV (violations of HELCO's land patent): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to the BLNR. (Should DOH find HELCO in violation of the noise rules (see Count II), the BLNR would be called to act on the impact of such violation, if any, on the land patent.)

  5. Count V (HELCO's ability to comply with land use regulations): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to the BLNR for resolution of the administrative proceeding now pending before it. (See "BLNR petition" herein.)

  6. Count VI (amendment of HELCO's land patent): At the March 31, 1999 hearing, the Court granted Plaintiffs' motion for summary judgment, finding that a 1984 amendment to HELCO's land patent was invalid because the BLNR had failed to comply with the statutory procedure relating to amendments. The amendment was intended to correct an error in the original land patent with regard to the repurchase clause in the patent and to conform the language to the applicable statute, under which the State would have the right to repurchase the site (as opposed to an automatic reversion) if it were no longer used for utility purposes. HELCO and the BLNR have discussed correcting this matter through an administrative or judicial reformation of the land patent.

If and when the DOH and the BLNR/DLNR act on the issues relating to Counts II through VI, and depending upon their rulings, the KDC lawsuit may be moot. Meanwhile, HELCO is exploring possible noise mitigation measures, which can be implemented if necessary, for both the existing units and CT-4 and CT-5.

Orders were entered on April 16, 1999 with regard to Count I, May 18, 1999 with regard to Count VI, and June 3, 1999 with regard to Counts II through V. On April 30, 1999, KDC filed a motion to determine prevailing party and to tax attorney fees and costs and a motion for discovery sanctions. After hearing, the Court ruled that Plaintiffs were the prevailing party as to Counts II and V and were entitled to fees and costs with regard to those counts, denied Plaintiffs' motion for fees as the prevailing party with regard to Count VI, denied HELCO's motion for fees as the prevailing party with regard to Count I and granted Plaintiffs' request for discovery sanctions against HELCO for late supplementation of responses to discovery requests. HELCO filed motions to alter or amend the orders regarding attorneys' fees and costs, and orders granting those motions were issued on September 22, 1999.

HELCO intends to continue to vigorously defend against the claims raised in this case and in related administrative actions.

Other complaints. Two additional cases were filed in 1998. First, in March 1998,
----------------
one of the Plaintiffs filed a complaint for declaratory judgment against HELCO, the BLNR and the DLNR. The complaint alleges a violation of Plaintiff's constitutional due process rights because the land use conditions (if any) which apply to HELCO's use of the Keahole site were determined administratively by the DLNR (through a letter issued to HELCO on January 30, 1998) rather than being decided by the BLNR in a contested case. Also filed with the complaint was a motion to stay enforcement of the DLNR letter, which motion was denied in April 1998. Second, in May 1998, Waimana Enterprises, Inc., whose subsidiary is a partner in KCP, filed a lawsuit in the Third Circuit Court of the State of Hawaii, asking for a declaration that the January 1998 DLNR letter is void and seeking an injunction to prevent HELCO from further construction until the Court or the BLNR, at a public hearing, determines what conditions and limitations apply and whether HELCO is in compliance with them. At a hearing on February 8, 1999, the parties agreed, and the Court orally ordered, the consolidation of the Plaintiff's lawsuit with the KDC lawsuit and the dismissal with prejudice of the Waimana lawsuit. The Plaintiff filed a motion for summary judgment with regard to the claims in her lawsuit and the BLNR and DLNR, joined by HELCO, also filed a motion for summary judgment in that lawsuit. At the March 31, 1999 hearing, the Court granted the BLNR/DLNR motion and HELCO's joinder, finding that the January 30, 1998 letter was a ministerial function properly performed by DLNR. A proposed Order was approved by all counsel, but has not yet been entered by the Court.

BLNR petition. On August 5, 1998, KDC filed with the BLNR a Petition for
--------------
Declaratory Ruling under HRS Section 91-8. The petition alleged that the standard conditions in HAR Section 13-2-21 apply to HELCO's default entitlement to use its Keahole site, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that the DOH issued three separate Notices of Violation (NOVs) to HELCO in 1992 and 1998 for violation of clean air rules, which NOVs are alleged to constitute violations under the existing permits and render such permits null and void. The petition requested that the BLNR commence a contested case on the petition; that the BLNR determine that HELCO has violated the terms of its existing conditional use permits, causing such permits to be null and void; and that the BLNR determine that HELCO has violated the conditions applicable to its default entitlement, such that HELCO should be enjoined from using the Keahole property under such default entitlement. The BLNR requested that each of the parties submit statements of position on the issues and HELCO filed its statement in October 1998. The last of the responsive submissions of the parties was filed in December 1998. Pursuant to a ruling from the Third Circuit Court that the BLNR decide certain issues raised in this petition by November 30, 1999 (see "CDUP amendment" herein), these issues were discussed at an October 22, 1999 BLNR meeting. The BLNR determined that none of the standard land use conditions were inconsistent with HELCO's ability to proceed under its default entitlement and, therefore, each of the standard land use conditions applied to the expansion. However, the BLNR has not yet determined whether HELCO has complied with the applicable conditions. The BLNR also determined that specific conditions imposed by the BLNR on HELCO's original CDUP and amendments thereto continue to apply to the existing plant but not to the expansion under the default entitlement. The BLNR still needs to address the remaining issues raised in the petition.

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

The current status of the IPPs' PUC complaints, and of a complaint filed by Hilo Coast Power Company (HCPC) in April 1997, is as follows:

     Enserch complaint. On January 16, 1998, HELCO filed with the PUC an
     -----------------
     application for approval of a power purchase agreement for a 60 MW (net) facility and an interconnection agreement with Encogen Hawaii, L.P. (Encogen), an Enserch affiliate, both dated October 22, 1997. The PUC issued a decision and order approving the agreements on July 14, 1999. The decision was amended at HELCO's request on July 21, 1999 and became final and nonappealable on August 23, 1999. According to Encogen, its first phase of 22 MW is expected to be in-service in July

     2000 and the remainder of its 60 MW facility is expected to be in-service in November 2000. Encogen is currently pursuing the replacement of the existing partnership. The change is not expected to affect completion of the facility as scheduled.

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

     On October 29, 1999, the Third Circuit Court ruled that the lease between Waimana and the Department of Hawaiian Home Lands for the site on which KCP's plant was proposed to be built was invalid.

     HCPC complaint. In April 1997, HCPC filed a complaint against HELCO with
     --------------
     the PUC, requesting an immediate hearing on HCPC's offer for a new 20-year power purchase agreement for its existing facility, which is proposed to be expanded from 22 MW to 32 MW. HCPC's existing power purchase agreement is scheduled to terminate at the end of 1999. The PUC converted the HCPC complaint into a purchased power contract negotiation proceeding. HCPC submitted a new proposal in the proceeding in March 1998 for a 32-year power purchase agreement. An evidentiary hearing, which was limited to three issues affecting the calculation of avoided costs, was held in April 1998. On November 25, 1998, the PUC issued a Decision and Order in the HCPC complaint docket and directed that HCPC and HELCO continue to negotiate a power purchase agreement and by February of 1999 submit to the PUC either a finalized agreement or reports informing the PUC of the matters preventing the finalization of an agreement. The parties entered into negotiations but did not finalize an agreement at that time. Status reports were filed by HCPC and HELCO in February 1999. In its status report, HELCO requested a hearing with respect to pricing and avoided cost issues. The PUC issued an Order reopening the docket to further assist HELCO and HCPC in negotiating an agreement and giving each party an opportunity to file supplemental memoranda. HELCO filed a Motion for Partial Reconsideration of the Order, stating that it would waive its right to a hearing if it were allowed to present oral arguments to the PUC. The PUC granted HELCO's motion, and oral arguments were held on March 25, 1999. On June 24, 1999, the PUC issued an Order in which it agreed with HELCO's avoided cost calculation. The PUC ordered HELCO and HCPC to continue negotiations consistent with the Order and to submit either a finalized agreement or, if no agreement is reached, to submit written reports informing the PUC of the matters that are preventing finalization of an agreement. Reports were submitted by HCPC and HELCO on August 18, 1999.

     Subsequently, HELCO and HCPC reached agreement on an amended and restated agreement in October 1999. The term of the agreement, which is for the provision of 22 MW, is for five years (through December 31, 2004) and may continue beyond that time unless either party provides notice of termination to the other party by May 31 in the year of termination. HELCO has the right to terminate the contract as of the end of 2002, 2003 or 2004 for amounts specified in the contract. The agreement is subject to PUC approval, and provides that the agreement will be void unless an acceptable interim or final PUC approval order is issued by November 30, 1999 (unless such date is extended). An application for approval was submitted to the PUC on October 12, 1999. The PUC issued information requests to HELCO on October 20, 1999 and responses were filed on or about October 29, 1999. On November 5, 1999, the agreement was amended to extend the date for a final PUC approval order to December 10, 1999. The CA issued information requests on November 5, 1999 and responses are due on November 12, 1999.

Management cannot determine at this time whether the amended and restated agreement with HCPC will be approved by the PUC or whether the negotiations with KCP or related PUC proceedings will result in the execution and/or PUC approval of an additional power purchase agreement.

Pre-PSD work and notices of violation. The costs for the CT-4 project (and, to a
-------------------------------------
lesser extent, the CT-5 project) include the costs of certain facilities that benefit the existing Keahole power plant, but were originally scheduled to be installed at the same time as the new generating units. HELCO proceeded with the construction of the facilities that could be constructed prior to receipt of the PSD permits for CT-4 and CT-5 (pre-PSD facilities) after receipt of the CDUP amendment (as a result of the Third Circuit Court orders). (See "CDUP amendment" herein.)

     Pre-PSD facilities.  The pre-PSD facilities include a
     ------------------
     shop/warehouse/administration building (completed in 1998), fire protection system upgrades (completed in September 1999), and a new water treatment system (which is expected to be completed by the end of 1999, and will supply the demineralized water needs of the existing CT at Keahole).

     DOH notice of violation. In July 1998, the DOH issued an NOV to HELCO for
     ------------------------
     items allegedly constituting unauthorized construction activity at the Keahole Generating Station prior to receipt of an effective PSD permit for CT-4 and CT-5. The NOV required HELCO to immediately halt construction activities on pipe rack foundations, a retaining wall and an oil/water separator, and imposed a fine of $48,800. HELCO complied with the stop work order on the designated items and paid the fine.

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

Contingency planning.  In June 1995, HELCO filed with the PUC its generation
---------------------
resource contingency plan detailing alternatives and mitigation measures to address the delays that have occurred in adding new generation. Actions under the plan (such as deferring the retirements of older, smaller units) have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed reports with the PUC from time to time updating the contingency plan and the status of implementing the plan. The last update was filed on March 1, 1999, and another update is planned to be filed shortly.
The first increment of new generation is now expected to be added in July 2000 (Encogen's 22 MW CT), at the earliest. Despite delays in adding new generation, HELCO's mitigation measures (including an extension of power purchases from HCPC) should provide HELCO with sufficient generation reserve margin to cover its projected monthly system peaks with units on scheduled maintenance until new generation is added in 2000 or 2001. However, if the amended and restated HCPC agreement (extending HCPC's provision of 22 MW of firm capacity beyond December 31, 1999) is not approved (see "IPP complaints, HCPC complaint" herein), HELCO's reserve margin (based on firm capacity without considering as-available resources such as wind and run-of-the-river hydroelectric generators) in 2000 will be less than the margin called for by its generation planning criteria until new generation is added. (HELCO would have sufficient generation to cover projected monthly system peak loads with units on scheduled maintenance, but might not always have enough reserve margin to make up for the unexpected outage of one of its largest generation units beginning in January 2000 until new generation is added.) The five-year extension of power purchases from HCPC, which can be terminated after two years (upon payment of a $1.5 million early termination payment), is intended to allow HELCO to maintain its generation reserve margin at an acceptable level until new generation is added, and to provide HELCO with a reserve cushion in the event of further delays in adding new generation.

Additional increments of new firm capacity after Encogen's first CT are expected to be added in November 2000 (the remaining 38 MW of Encogen's 60 MW DTCC unit), and in early 2001 (CT-4 and CT-5). As new generation is added, beginning with the completion of Encogen's 60 MW unit, HELCO will retire its older, smaller generating units.

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

HELCO believes that issues surrounding the CDUP amendment, the PSD permit, the declaratory judgment actions, the BLNR petition and related matters will be satisfactorily resolved and will not prevent it from constructing CT-4 and CT-5. HELCO's current plan contemplates that CT-4 and CT-5 will be added to its system by early 2001. Under HELCO's current estimate of generating capacity requirements, there will be a need for new capacity after the addition of Encogen. The continuation of power purchases from HCPC, which can be terminated at the end of 2001 upon payment of a $1.5 million early termination amount (see "IPP complaints, HCPC complaint" herein), is intended to allow HELCO to maintain its generation reserve margin at an acceptable level until new generation is added (whether by Encogen or by HELCO) and to provide HELCO with a reserve cushion in the event of further delays in adding new generation, and is not intended to defer the installation of CT-4 and CT-5.

If it becomes probable that CT-4 and/or CT-5 will not be installed, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of September 30, 1999, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service amounted to $ 77.3 million, including approximately $32.3 million for equipment and material purchases, approximately $23.5 million for planning, engineering, permitting, site development and other costs and approximately $21.5 million for AFUDC accrued through November 30, 1998, after which HELCO stopped accruing AFUDC. Of the $77.3 million referred to above, $18.0 million relates to the cost of the pre-PSD facilities (see "Pre-PSD work and notices of violation" herein). It is the opinion of management that no adjustment is required to these costs as of September 30, 1999.

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

(4)  HECO-obligated mandatorily redeemable trust preferred securities of
-------------------------------------------------------------------------
     subsidiary trusts holding solely HECO and HECO-guaranteed debentures
     --------------------------------------------------------------------

In March 1997, HECO Capital Trust I (Trust I), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (1997 trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the 1997 trust preferred securities and the common securities were used by Trust I to purchase 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (1997 junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million. The 1997 junior deferrable debentures, which bear interest at 8.05% and mature on March 27, 2027, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO), are the sole assets of Trust I. The 1997 trust preferred securities must be redeemed at the maturity of the underlying debt on March 27, 2027, which maturity may be shortened to a date no earlier than March 27, 2002 or extended to a date no later than March 27, 2046, and are not redeemable at the option of the holders, but may be redeemed by Trust I, in whole or in part, from time to time, on or after March 27, 2002 or upon the occurrence of certain events. All of the proceeds from the sale were invested by Trust II in the underlying debt securities of HECO, HELCO and MECO.

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO's consolidated balance sheets as of September 30, 1999 and December 31, 1998. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

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

(6)  Summarized financial information
-------------------------------------

Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:

Balance sheet data
                                             HELCO                                 MECO
                                 ---------------------------------     --------------------------------
                                  September 30,      December 31,      September 30,      December 31,
(in thousands)                        1999              1998                1999               1998
-------------------------------------------------------------------------------------------------------
Current assets...................       $ 39,453         $ 35,473           $ 40,129           $ 41,103
Noncurrent assets................        423,158          424,278            393,215            382,517
                                 ---------------    -------------       ------------      -------------
                                        $462,611         $459,751           $433,344           $423,620
                                 ===============    =============       ============      =============


Common stock equity..............       $159,419         $157,269           $165,066           $157,402
Cumulative preferred stock-not
 subject to mandatory redemption.          7,000            7,000              5,000              5,000
Current liabilities..............         49,814           62,313             31,926             32,052
Noncurrent liabilities...........        246,378          233,169            231,352            229,166
                                 ---------------    -------------      -------------      -------------
                                        $462,611         $459,751           $433,344           $423,620
                                 ===============    =============      =============      =============

Income statement data
                                       HELCO                                                MECO
               ------------------------------------------------------------------------------------------------------------
                       Three months ended         Nine months ended      Three months ended          Nine months ended
                         September 30,              September 30,          September 30,               September 30,
                      -------------------        -------------------     -------------------         -------------------
(in thousands)         1999       1998            1999        1998         1999       1998             1999       1998
----------------------------------------------------------------------------------------------------------------------------

Operating
   revenues......   $41,212    $39,159       $116,039    $115,536        $41,795    $35,108        $114,775   $103,353
Operating
   income........     6,584      5,153         16,471      14,523          5,566      5,207          17,719     14,570
Net income for
   common stock..     3,943      4,498          8,652      12,331          3,418      4,196          10,429     11,378

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

(7)  Reconciliation of electric utility operating income per HEI and HECO
--------------------------------------------------------------------------
    consolidated statements of income
    ---------------------------------


                                                       Three months ended                Nine months ended
                                                          September 30,                    September 30,
                                                   ---------------------------       ------------------------
(in thousands)                                        1999             1998           1999             1998
-------------------------------------------------------------------------------------------------------------
Operating income from regulated and
 nonregulated activities before income taxes
 (per HEI consolidated statements of income)....    $ 46,472         $ 51,266       $131,709         $135,525


Deduct:
 Income taxes on regulated activities...........     (13,419)         (16,693)       (36,208)         (42,253)
 Revenues from nonregulated activities..........      (1,358)          (2,316)        (3,938)          (6,879)
Add:
 Expenses from nonregulated activities..........         390              211            656              479
                                                    --------        -----------   ----------     ------------
Operating income from regulated activities
 after income taxes (per HECO consolidated
 statements of income)..........................    $ 32,085         $ 32,468       $ 92,219         $ 86,872
                                                    =========       ===========   ===========     ============

Item 2.  Management's discussion and analysis of financial condition and results
--------------------------------------------------------------------------------
of operations
-------------

The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

                             RESULTS OF OPERATIONS

HEI Consolidated
----------------

                              Three months ended
                                September 30,
(in thousands, except per   ---------------------       %            Primary reason(s) for
share amounts)                1999         1998       change          significant change*
----------------------------------------------------------------------------------------------------------
Revenues.................    $392,450    $377,318          4    Increase for the electric utility
                                                                segment

Operating income.........      56,551      62,299         (9)   Decreases for the electric
                                                                utility and "other" segments,
                                                                partly offset by increase for the
                                                                savings bank segment
Income (loss) from:
   Continuing operations.    $ 21,632    $ 27,779        (22)   Lower operating income and AFUDC
                                                                and higher preferred securities
                                                                distributions, partly offset by
                                                                lower preferred stock dividends
                                                                and income taxes

   Discontinued                     -      (8,693)        NM    Discontinued operations of real
    operations...........                                       estate subsidiary, partly offset
                                                                by insurance settlement in the
                         ------------------------               third quarter of 1998
      Net income.........    $ 21,632    $ 19,086         13
                         ========================
Basic earnings
   per common share:
   Continuing operations.    $   0.67    $   0.87        (23)   See explanation for "Income
                                                                (loss) from continuing operations"

   Discontinued                     -       (0.27)        NM    See explanation for "Income
    operations...........                                       (loss) from discontinued
                         ------------------------               operations"
                             $   0.67    $   0.60         12
                         ========================
Weighted-average number
 of common shares
 outstanding.............      32,203      32,010          1    Issuances under the 1987 Stock
                                                                Option and Incentive Plan and
                                                                other plans

                               Nine months ended
                                 September 30,
(in thousands, except per  ------------------------       %             Primary reason(s) for
share amounts)                 1999         1998        change           significant change*
-------------------------------------------------------------------------------------------------
Revenues.................   $1,114,385   $1,112,841          -    Increase for the electric
                                                                  utility segment

Operating income.........      169,293      172,874         (2)   Decreases for the electric
                                                                  utility and "other" segments,
                                                                  partly offset by increase for
                                                                  the savings bank segment
Income (loss) from:
   Continuing operations.   $   65,142   $   73,519        (11)   Lower operating income and
                                                                  AFUDC and higher preferred
                                                                  securities distributions and
                                                                  interest expense, partly
                                                                  offset by lower preferred
                                                                  stock dividends and income
                                                                  taxes

   Discontinued operations.          -       (9,817)        NM    Discontinued operations of
                                                                  real estate subsidiary, partly
                                                                  offset by insurance settlement
                         --------------------------               in 1998
    Net income...........   $   65,142   $   63,702          2
                         ==========================
Basic earnings
   per common share:
   Continuing operations.   $     2.02   $     2.30        (12)   See explanation for "Income
                                                                  (loss) from continuing operations"

   Discontinued                      -        (0.31)        NM    See explanation for "Income
    operations...........                                         (loss) from discontinued operations"
                         --------------------------
                            $     2.02   $     1.99          2
                         ==========================
Weighted-average number
 of common shares                                            1    Issuances under the 1987 Stock
 outstanding.............       32,180       31,992               Option and Incentive Plan and
                                                                  other plans

*  Also see segment discussions which follow.

NM      Not meaningful.

Following is a general discussion of the results of operations by business segment.

Electric utility
----------------

                            Three months ended
(in thousands,               September 30,
 except per           ------------------------------         %             Primary reason(s) for significant
barrel amounts)            1999             1998           change                       change
------------------------------------------------------------------------------------------------------------
Revenues.............     $277,283         $259,684        7               Higher fuel prices, the effects
                                                                           of which are passed on to
                                                                           customers  ($13 million), 0.6%
                                                                           higher KWH sales ($3 million)
                                                                           and higher rates at MECO ($3
                                                                           million)
Expenses
 Fuel oil............       58,942           48,554       21               Higher fuel oil prices, partly
                                                                           offset by lower KWH's generated

 Purchased power.....       71,952           69,148        4               Higher KWHs purchased and fuel
                                                                           prices

 Other...............       99,917           90,716       10               Higher other operation,
                                                                           maintenance and depreciation and
                                                                           amortization expenses

Operating income.....       46,472           51,266       (9)              Higher KWH sales and rates at
                                                                           MECO, more than offset by higher
                                                                           other operation, maintenance and
                                                                           depreciation and amortization
                                                                           expenses

Net income for
   common stock......       20,315           24,976      (19)              Lower operating income and AFUDC
                                                                           and higher preferred securities
                                                                           distributions, partly offset by
                                                                           lower income taxes

Kilowatthour sales
   (millions)........        2,338            2,323        1

Fuel oil price per
 barrel..............     $  21.69         $  17.79       22



                             Nine months ended
(in thousands,                 September 30,
 except per            ---------------------------------      %             Primary reason(s) for significant
barrel amounts)            1999             1998           change                       change
------------------------------------------------------------------------------------------------------------
Revenues.............     $767,346         $762,494          1             1.4% higher KWH sales ($10
                                                                           million) and higher rates at
                                                                           MECO ($8 million), partly offset
                                                                           by lower fuel prices, the
                                                                           effects of which are passed on
                                                                           to customers ($8 million), and
                                                                           lower revenues related to
                                                                           integrated resource planning
Expenses
 Fuel oil............      151,046          149,734          1             Higher KWHs generated, partly
                                                                           offset by lower fuel oil prices

 Purchased power.....      199,581          204,822         (3)            Lower KWHs purchased, capacity
                                                                           charges and fuel prices

 Other...............      285,010          272,413          5             Higher maintenance and
                                                                           depreciation and amortization
                                                                           expenses, partly offset by lower
                                                                           other operation expenses

Operating income.....      131,709          135,525         (3)            Higher KWH sales and rates at
                                                                           MECO and lower other operation
                                                                           expenses, more than offset by
                                                                           higher maintenance and
                                                                           depreciation and amortization
                                                                           expenses

Net  income for
   common stock......       56,620           62,927        (10)            Lower operating income and AFUDC
                                                                           and higher preferred securities
                                                                           distributions, partly offset by
                                                                           lower income taxes

Kilowatthour sales
   (millions)........        6,692            6,601          1

Fuel oil price per
 barrel..............       $18.86           $19.77         (5)

Kilowatthour (KWH) sales in the third quarter and first nine months of 1999 increased 0.6% and 1.4%, respectively, from the same periods in 1998, partly due to an increase in the number of customers. Although KWH sales were higher, electric utility net income decreased 19% during the third quarter of 1999, primarily due to a 37% increase in maintenance expenses (including a larger scope of generating unit overhaul work and more chemical cleanings and equipment part replacements), a 9% increase in depreciation and amortization expense and a 62% decrease in AFUDC. For the first nine months of 1999, electric utility net income decreased by 10% due primarily to a 30% increase in maintenance expenses, a 9% increase in depreciation and amortization expense and a 63% decrease in AFUDC. Depreciation increased due to additions to plant in 1998. AFUDC decreased due to the nonaccrual of AFUDC with respect to HELCO's Keahole project beginning in December 1998 and a lower construction in progress base on which AFUDC is calculated. Partly offsetting the higher other expenses for the first nine months of 1999 was a 4% decrease in other operation expenses, primarily due to lower employee benefits expense.

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

In May 1999, the PUC approved HECO's standard form contract for customer retention that allows HECO to provide a rate option for customers who would otherwise reduce their energy use from HECO's system by using energy from a nonutility generator. Based on HECO's current rates, the standard form contract provides a 2.77% discount on base energy rates for "Large Power" customers and an 11.27% discount on base energy rates for general service demand customers. In June 1999, the PUC suspended a similar request by HELCO pending further internal PUC review and required HELCO to respond to the statements of the Consumer Advocate and various protestants in that docket (which HELCO completed on July 8, 1999).

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

Recent rate requests

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of September 30, 1999, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.4% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.65% for HELCO (D&O issued on April 2, 1997 and based on a 1996 test year) and 10.94% for MECO (D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaii Electric Light Company, Inc.
-----------------------------------

In March 1998, HELCO filed a request to increase rates by 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% ROACE, primarily to recover costs relating to (1) an agreement to buy power from Encogen's 60 MW plant and (2) adding two combustion turbines (CT-4 and CT-5) at HELCO's Keahole power plant. Due to the EAB's denial of HELCO's motion for reconsideration of the EAB's November 25, 1998 decision (see "HELCO power situation--PSD permit" in note (3) to HECO's "Notes to consolidated financial statements") and a delay in purchasing power from Encogen, HELCO's test year 1999 rate increase application was withdrawn in March 1999.

In October 1999, HELCO filed a request to increase rates by 9.6%, or $15.5 million in annual revenues, based on a 2000 test year, primarily to recover (1) costs relating to an agreement to buy power from Encogen's planned 60 MW plant and (2) depreciation of and a return on additional investments in plant and equipment since the last rate case, including pre-PSD facilities at the Keahole power plant (see note 3 in HECO's "Notes to consolidated financial statements"). Although HELCO's estimates for the test year justify an increase of $19.2 million, HELCO limited its request to $15.5 million realizing that the PUC often uses other estimates based on later information and other factors. In its application, HELCO requested an ROACE of 13.5% for the 2000 test year.

The timing of a future HELCO rate increase request, if any, to recover costs relating to adding CT-4 and CT-5 will depend on future circumstances.

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

Savings bank
------------

                          Three months ended
                             September 30,
                 --------------------------------------       %
(in thousands)          1999               1998            change       Primary reason(s) for significant change
----------------------------------------------------------------------------------------------------------------

Revenues.........       $102,624          $103,229             (1)      Lower other income (including a
                                                                        decrease in service fees)

Operating income.         14,919            13,398             11       Higher net interest income, partly
                                                                        offset by an increase in the
                                                                        provision for loan losses, higher
                                                                        office occupancy and equipment
                                                                        expenses and higher compensation
                                                                        and employee benefit expenses

Net income.......          8,499             7,904              8       Higher operating income

Interest rate
 spread..........           3.22%             2.99%             8       34 basis points decrease in the
                                                                        weighted-average rate on
                                                                        interest-bearing liabilities,
                                                                        partly offset by an 11 basis
                                                                        points decrease in the
                                                                        weighted-average yield on
                                                                        interest-earning assets
                           Nine months ended
                             September 30,
                 --------------------------------------       %
(in thousands)          1999               1998            change       Primary reason(s) for significant change
----------------------------------------------------------------------------------------------------------------

Revenues.........       $304,663          $306,324             (1)      Lower interest income as a result
                                                                        of lower weighted-average yields
                                                                        on interest-earning assets, partly
                                                                        offset by higher other income
                                                                        (including a gain on the sale of a
                                                                        building)

Operating income.         45,839            42,079              9       Higher net interest income and
                                                                        other income, partly offset by an
                                                                        increase in the provision for loan
                                                                        losses, higher office occupancy
                                                                        and equipment expenses and higher
                                                                        compensation and employee benefit
                                                                        expenses

Net income.......         26,081            23,616             10       Higher operating income

Interest rate
 spread..........           3.17%             3.10%             2       32 basis points decrease in the
                                                                        weighted-average rate on
                                                                        interest-bearing liabilities,
                                                                        partly offset by a 25 basis points
                                                                        decrease in the weighted-average
                                                                        yield on interest-earning assets

ASB continued to be affected by Hawaii's weak economy, including the effects of historically higher amounts of delinquencies, and the relatively flat yield curve. The yield curve has started to widen which should favorably affect ASB's net interest income over time.

ASB's interest rate spread--the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities--increased 8% and 2% for the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998. Comparing the third quarter and first nine months of 1999 to the same period in 1998, the weighted-average rate on interest-bearing liabilities decreased more than the weighted-average yield on interest-earning assets decreased. On April 1, 1999, ASB reduced the rates offered on passbook/statement savings accounts by 25 basis points.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB experienced an outflow of deposits of $386 million ($267 million of which were certificates of deposits, $166 million of which were transferred to retail repurchase agreements) in the first nine months of 1999, partly offset by $79 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and mortgage/asset-backed securities, and other sources. In recent years, advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase have become more significant sources of funds as the demand for deposits decreased due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's interest rate spread and net interest income.

In the slow Hawaii economy, ASB has experienced an increase in loan loss reserves. During the first nine months of 1999, ASB added $10.8 million to its allowance for loan losses. As of September 30, 1999, ASB's allowance for loan losses was 1.28% of average loans outstanding, up from 1.18% a year ago. The following table presents the changes in the allowance for loan losses for the periods indicated.

                                                                      Nine months ended
                                                                        September 30,
                                                             -------------------------------
(in thousands)                                                     1999              1998
--------------------------------------------------------------------------------------------

Allowance for loan losses, beginning of period...............      $39,779           $29,950
Additions to provisions for losses...........................       10,848             9,473
Allowance for losses on loans returned to Bank of America,
 FSB.........................................................            -              (107)
Net charge-offs..............................................       (9,980)           (2,719)
                                                                ----------        ----------
Allowance for loan losses, end of period.....................      $40,647           $36,597
                                                                ==========        ==========

Management has been disposing of nonperforming loans at a loss which has resulted in higher charge-offs. In the first nine months of 1999, proceeds from the sales of nonperforming commercial real estate and residential loans were invested in earning assets.

In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB's income taxes. For the first nine months of 1999, ASB and subsidiaries' effective income tax rate was 34.3%. Although the State of Hawaii has indicated that it may challenge the tax treatment of this reorganization, ASB believes that its tax position is proper.

Other
-----

                    Three months ended
                       September 30,
                  -----------------------           %
(in thousands)      1999          1998           change          Primary reason(s) for significant change
----------------------------------------------------------------------------------------------------------
Revenues.....     $12,543          $14,405        (13)            Estimated loss on the sale of YB
                                                                  and most of the other assets of
                                                                  HTB ($2 million)

Operating
 loss........      (4,840)          (2,365)      (105)            Lower revenues (see above), higher
                                                                  general and administrative
                                                                  expenses at the holding companies
                                                                  and higher maintenance expense at
                                                                  the HEIPC Group, partly offset by
                                                                  higher investment gains at HEIIC

                     Nine months ended
                       September 30,
                  -------------------------          %
(in thousands)     1999             1998           change         Primary reason(s) for significant change
-----------------------------------------------------------------------------------------------------------
Revenues.....     $42,376          $44,023          (4)           Estimated loss on the sale of YB
                                                                  and most of the other assets of
                                                                  HTB ($2 million)

Operating
 loss........      (8,255)          (4,730)        (75)           Lower revenues (see above), higher
                                                                  general and administrative
                                                                  expenses at the holding companies
                                                                  and higher maintenance expense at
                                                                  the HEIPC Group, partly offset by
                                                                  higher investment gains at HEIIC

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

Freight transportation

The freight transportation subsidiaries recorded an operating loss of $0.7 million and operating income of $1.5 million in the third quarter and first nine months of 1999, respectively, compared with operating income of $1.0 million and $3.2 million in the same periods of 1998. The decreases were primarily due to the estimated $2 million loss on the sale of YB and most of the other assets of HTB. See note (9) in

HEI's "Notes to consolidated financial statements" for a discussion of the sale of YB and certain assets of HTB.

Independent power and integrated energy services

HEIPC was formed in 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific. The HEIPC Group recorded operating losses of $1.4 million and $3.5 million in the third quarter and first nine months of 1999, respectively, compared with $1.0 million and $2.6 million in the same periods of 1998. The increase in operating losses was due in part to a mechanical failure of a unit at Tanguisson, Guam (described below).

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority (GPA), pursuant to which HPG has repaired and is operating and maintaining two oil-fired 25-MW (net) units at Tanguisson, Guam. In November 1996, HPG assumed operational control of the Tanguisson facility. HPG's total cost to repair the two units was $15 million. In the second quarter of 1999, a mechanical failure of one of the units resulted in additional expenses for HPG, which accounts for part of the variance in operating losses for the quarter and year-to-date. The unit was returned to service in September 1999. HPG may be able to recover some or all of the negative financial impacts resulting from the mechanical failure from various parties, including an insurance carrier. The GPA project site is contaminated with oil from spills occurring prior to HPG's assuming operational control. HPG has agreed to manage the operation and maintenance of GPA's waste oil recovery system at the project site consistent with GPA's oil recovery plan as approved by the U.S. Environmental Protection Agency. GPA has agreed to indemnify and hold HPG harmless from any pre-existing environmental liability.

In September 1998, HEIPC (through a wholly owned, indirect subsidiary) acquired an effective 60% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 MW coal-fired power plant to be located inside BaoSteel's complex in Inner Mongolia, People's Republic of China. See note (7), "China project," in HEI's "Notes to consolidated financial statements."

In December 1998, HEIPC (through a wholly owned, indirect subsidiary) invested $7.6 million to acquire convertible cumulative nonparticipating 8% preferred shares in CEPALCO, an electric distribution company in the Philippines. In September 1999, the HEIPC subsidiary acquired 5% of CEPALCO common stock for approximately $2.1 million. The acquisitions are strategic moves which put the HEIPC Group in a position to participate in the eventual privatization of the National Power Corporation and growth in the electric distribution business in the Philippines.

The HEIPC Group is actively pursuing other projects in Asia and the Pacific that are subject to approval by the HEIPC and HEI Boards of Directors. The success of any project undertaken by the HEIPC Group will be dependent on many factors, including the economic, political, monetary, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by the HEIPC Group will be successfully completed or that the HEIPC Group's investment in any such project will not be lost, in whole or in part.

Discontinued operations

See note (8) in HEI's "Notes to consolidated financial statements."

Accounting for the effects of certain types of regulation
---------------------------------------------------------

In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs of HECO and its subsidiaries and YB based on current cost-based rate-making regulations. Management believes HECO and its subsidiaries' and YB's operations currently satisfy the SFAS No. 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations, financial position or liquidity may result. As of September 30, 1999, HEI's and HECO's consolidated regulatory assets amounted to $115 million and $113 million, respectively.

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

HEI consolidated

The Company is aware of the Year 2000 date issues associated with the practice of encoding only the last two digits of four digit years in computer equipment, software and devices with embedded technology. Year 2000 date issues, if not properly addressed, may result in computer errors that could cause a disruption of business operations. Further, the Company could be adversely impacted by Year 2000 date issues if suppliers, customers and other related businesses do not address the issues successfully. HEI and subsidiary management have developed Year 2000 programs and have teams in place. All significant computer-based systems have been included in the inventory and assessment process. Priority has been given to systems that are considered mission or business critical. HEI and each business unit have appointed a Year 2000 project manager who provides periodic reporting to their respective senior management and board of directors.

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

Costs.  Management believes that the cost to remediate its systems to become
------
Year 2000 ready have not and will not have a material adverse effect on the Company's financial condition or liquidity. The total cost of initiatives undertaken primarily for Year 2000 remediation is estimated at $10.9 million, of which approximately $9.9 million has been incurred through September 30, 1999. The cost to remediate systems and the target dates provided below represent management's best estimates at this time. These estimates are based on information provided by various work units within the Company and external parties such as vendors and business partners. Numerous assumptions have been made regarding future dates, including the continued availability of internal and external resources, third party remediation plans and the successful testing of mission critical systems.

Electric utility

State of readiness. HECO and its subsidiaries identified information technology
-------------------
(IT) and non-IT systems which required Year 2000 remediation work and prioritized these systems by importance, business risk and Year 2000 exposure, allocating resources accordingly. Remediation work for each of the systems included an assessment phase, a renovation and validation phase and an implementation phase. All work related to mission-critical electric generation and distribution systems was completed by September 30, 1999. All other remediation work is 99% complete and expected to be finished in November 1999. In December 1998, HECO and its subsidiaries replaced the majority of their business-critical information systems with an integrated application suite that is Year 2000 ready. The installation of an integrated application suite has both simplified and lowered the cost of Year 2000 IT remediation efforts.

Numerous Year 2000 tests of both in-house and purchased software have been conducted. HECO and its subsidiaries identified third parties with whom they have significant business relationships and contacted these vendors and service providers to determine their Year 2000 readiness. Significant third parties include fuel suppliers, IPPs, financial institutions and large customers. Over 99% of the vendors contacted have responded regarding their compliance. HECO and MECO formed Power Partners Year 2000 groups to provide a forum to share information among the utilities, their IPPs and fuel suppliers. HECO and MECO also contracted with two of their major vendors of power plant equipment for their services in assessing, remediating and testing their installed control systems. HECO, HELCO and MECO have completed remediation and testing of all generating units on Oahu, Hawaii, Maui, Molokai and Lanai. All IPPs have done the same. Following national guidelines, HECO, HELCO, MECO and several IPPs successfully conducted Year 2000 readiness drills in September 1999.

Costs. HECO management believes that the cost to remediate its systems to become
------
Year 2000 ready have not and will not have a material adverse effect on HECO's consolidated financial condition or liquidity. The total cost of initiatives undertaken primarily for Year 2000 remediation is estimated at $4.3 million, of which $3.5 million has been incurred through September 30, 1999.

Risks. The Year 2000 remediation effort addresses two distinct areas of risk--
------
(1) electric systems, which deliver power to customers, and (2) business systems, which handle data processing. Importantly, with respect to the electric systems, neither the generation nor distribution systems are fully dependent on automated control systems. HECO and its subsidiaries have the capability to manually control the generation and dispatching of power and have some degree of diversity and redundancy in their systems. There are never 100% guarantees of service reliability. HECO believes, however, the most reasonably likely worst case scenario would be brief, localized power outages and billing, payment, collection and/or reporting errors or delays.

Contingency plans. Contingency plans in the event of a Year 2000 problem are
------------------
being finalized for HECO and its subsidiaries. Approximately 400 employees will be on site on December 31, 1999 to January 1, 2000, and on other critical dates in 2000 as deemed necessary. Other measures to mitigate risk include increased fuel inventories, suspension of fuel transfers between locations, additional units on-line and backup communications systems.

Savings Bank

State of readiness. ASB and its subsidiaries follow guidelines provided by the
-------------------
Office of Thrift Supervision (OTS), which require ASB to first renovate its mission critical systems. ASB, in its assessment, identified IT and non-IT mission critical systems requiring Year 2000 remediation work. IT systems include outsourced and in-house mainframe systems and applications, licensed vendor applications, ATMs, desktop applications and high speed check sorting. ASB has prioritized these systems by importance, business risk, and Year 2000 exposure, allocating resources accordingly. The OTS guidelines use a five-phase approach to Year 2000 issues --an Awareness Phase, Assessment Phase, Renovation Phase, Validation Phase and Implementation Phase. By July 1999, ASB successfully completed the five-phase project of its mission critical systems. Re-testing may be warranted due to system upgrades and regulatory requirements.

ASB and its subsidiaries identified third parties with whom they have significant relationships including software-hardware systems providers, large customers and a service bureau. ASB has implemented a Customer Impact Program that monitors the activities of its large business and deposit customers. ASB continues to monitor its service and supply vendors for Year 2000 compliance. ASB initially reported a total of 426 vendors. Since then that number has been adjusted to reflect consolidation and/or expansion of departments reporting multiple use of the same vendors. To date ASB has identified 368 of 398 vendors who are Year 2000 ready or in the process of becoming ready by January 1, 2000. The remaining 30 vendors have been replaced or discontinued.

Costs. The total cost of initiatives undertaken by ASB primarily for Year 2000
------
remediation is estimated at $5.9 million, of which approximately $5.8 million has been incurred through September 30, 1999.

Risks. The Year 2000 remediation effort addresses various areas of risk,
------
primarily ASB's business systems, including in-house applications, vendor applications, service bureau applications and electronic banking. ASB believes that the most reasonably likely worst case scenario would be localized disruption of customer services. ASB believes off-line processing at all branch sites is feasible for up to five working days.

Contingency plans. ASB's overall contingency plan provides the broad steps that
------------------
ASB could take if entire systems or partial systems were lost. In 1998, ASB developed comprehensive and detailed contingency plans for mission critical systems. ASB has used these contingency plans as models to develop similar detailed plans for other departments. ASB's contingency plans include activating off-line or manual procedures, implementing stand-in programs, activating the disaster recovery plan and relocating certain operations to the recovery site. In addition to the broader Year 2000 contingency plan, ASB has developed specialized contingency plans to address the New Year 2000 event weekend. Management will be in position to make critical decisions based on information gathered at a dedicated Command Center. Recovery equipment will be pre-positioned to best advantage. Furthermore, service agreements are in place to assure skilled and technical vendors and service providers are on-site and/or dedicated to ASB's recovery plans. Critical employees will be on-site or on standby to lead recovery teams. Bank personnel will be available and assigned to needed tasks. Bank management at the Command Center will coordinate all Year 2000 weekend activities.

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

The consolidated capital structure of HEI was as follows:


(in millions)                                  September 30, 1999                December 31, 1998
-----------------------------------------------------------------------------------------------------

Short-term borrowings...................      $  165               7%          $  223              10%
Long-term debt..........................         979              44              900              40
HEI- and HECO-obligated preferred
   securities of trust subsidiaries.....         200               9              200               9
Preferred stock of electric utility
 subsidiaries...........................          34               2               81               4
Minority interests......................           3               -                4               -
Common stock equity.....................         836              38              827              37
                                        ------------    ------------     ------------    ------------
                                              $2,217             100%          $2,235             100%
                                        ============    ============     ============    ============

ASB's deposit liabilities, securities sold under agreements to repurchase, advances from the FHLB and retail repurchase agreements are not included in the table above.

For the first nine months of 1999, net cash provided by operating activities of HEI consolidated was $180 million. Net cash used in investing activities was $328 million, largely due to ASB's purchase of mortgage/asset-backed securities and origination of loans, net of repayments, and HECO's consolidated capital expenditures. Net cash used by financing activities was $55 million as a result of several factors, including net decreases in deposit liabilities, securities sold under agreements to repurchase and short-term borrowings, the redemption of certain series of the electric utilities subsidiaries' preferred stock and the payment of common stock dividends and trust preferred securities distributions, partly offset by net increases in advances from FHLB, retail repurchase agreements and long-term debt.

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

Electric utility

HECO's consolidated capital structure was as follows:


(in millions)                               September 30, 1999                 December 31, 1998
------------------------------------------------------------------------------------------------------
Short-term borrowings from
 nonaffiliates and affiliate........        $  103                6%            $  139               8%

Long-term debt......................           645               38                622              36
HECO-obligated preferred securities
 of trust subsidiaries..............           100                6                100               6

Preferred stock.....................            34                2                 81               5
Common stock equity.................           803               48                787              45
                                    --------------    -------------     --------------    ------------
                                            $1,685              100%            $1,729             100%
                                    ==============    =============     ==============    ============

Operating activities provided $145 million in net cash during the first nine months of 1999. Investing activities used net cash of $60 million, primarily for capital expenditures. Financing activities used net cash of $114 million, including $47 million for the payment of common and preferred dividends and preferred securities distributions, $47 million for preferred stock redemptions and $36 million for the net repayment of short-term borrowings, partially offset by a $23 million net increase in long-term debt.

In August 1999, the Department of Budget and Finance of the State of Hawaii issued and sold an aggregate of $61.4 million in refunding special purpose revenue bonds on behalf of HECO, MECO and HELCO. The proceeds of the sale (exclusive of accrued interest) were used to provide a portion of the funds required for the refunding prior to stated maturity of the 7.2% Series 1984 Revenue Bonds ($11.4 million) and the 7-5/8% Series 1988 Revenue Bonds ($50 million).

The electric utilities' consolidated financing requirements for 1999 through 2003, including net capital expenditures, long-term debt retirements, preferred stock redemptions and sinking fund requirements, are currently estimated to total $666 million. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are expected to provide approximately 91% of the consolidated financing requirements, with debt financing providing the remaining requirements. As of

September 30, 1999, approximately $17.4 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds issued for the benefit of HECO, MECO and HELCO remain undrawn. Also as of September 30, 1999, an additional $100 million of revenue bonds were authorized for issuance for the benefit of HECO and HELCO prior to the end of 2003. It is anticipated that the Department of Budget and Finance of the State of Hawaii will issue and sell, in November 1999, $35 million aggregate principal amount of special purpose revenue bonds on behalf of HECO and $20 million aggregate principal amount of refunding special purpose revenue bonds on behalf of HECO, MECO and HELCO. The proceeds (exclusive of accrued interest) from the sale of refunding revenue bonds, if issued, will be used to provide a portion of the funds required to refund the 7.35% Series 1990A Revenue Bonds ($20 million) prior to stated maturity. The PUC must approve issuances of long-term securities by HECO, HELCO and MECO.

Capital expenditures include the costs of projects which are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 1999 through 2003 are currently estimated to total $595 million. Approximately 74% of forecast gross capital expenditures, which includes the allowance for funds used during construction and capital expenditures funded by third-party contributions in aid of construction, is for transmission and distribution projects, with the remaining 26% primarily for generation projects.

For 1999, electric utility net capital expenditures are estimated to be $119 million. Gross capital expenditures are estimated to be $138 million, comprised of approximately $108 million for transmission and distribution projects, $24 million for generation projects and $6 million for general plant projects. Drawdowns of proceeds from previous and future sales of tax-exempt special purpose revenue bonds and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures.

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

Savings bank

                                               September         December 31,             %
(in millions)                                  30, 1999              1998              change

-----------------------------------------------------------------------------------------------

Total assets..............................          $5,753              $5,692                1%
Mortgage/asset-backed securities..........           1,943               1,791                8
Loans receivable, net.....................           3,216               3,143                2
Deposit liabilities.......................           3,559               3,866               (8)
Securities sold under agreements to                    427                 515              (17)
 repurchase...............................
Advances from Federal Home Loan Bank......           1,082                 806               34

As of September 30, 1999, ASB was the third largest financial institution in the state based on total assets of $5.8 billion and deposits of $3.6 billion.

For the first nine months of 1999, net cash provided by ASB's operating activities was $48 million. Net cash used in ASB's investing activities was $256 million, due largely to the purchase of mortgage/asset-backed securities and origination of loans, net of repayments. Net cash provided by financing activities was $33 million largely due to a net increase of $277 million in FHLB advances and a net increase of $168 million in retail repurchase agreements, partly offset by a net decrease of $306 million in deposit liabilities (includes $166 million of State of Hawaii certificate of deposits transferred to retail repurchase agreements), a net decrease of $89 million in securities sold under agreements to repurchase and $16 million in common and preferred stock dividends.

Minimum liquidity levels are currently governed by the regulations adopted by the OTS. ASB was in compliance with OTS liquidity requirements as of September 30, 1999.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of September 30, 1999, ASB was in compliance with the OTS minimum capital requirements (noted in parentheses) with a tangible capital ratio of 5.6% (1.5%), a core capital ratio of 5.6% (3.0%) and a risk-based capital ratio of 11.2% (8.0%).

FDIC regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 1999, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 5.6% (5.0%), a Tier-1 risk-based ratio of 10.3% (6.0%) and a total risk-based ratio of 11.2% (10.0%).

On December 1, 1998, the OTS adopted Thrift Bulletin 13a (TB 13a), which became effective on December 1, 1998. In addition to other guidance, TB 13a provides detailed guidelines for implementing revisions of the CAMELS rating system, published by the Federal Financial Institutions Examination Council. The publication announced revised interagency policies that, among other things, established the Sensitivity to Market Risk component rating (the "S" rating). TB 13a provides quantitative guidelines for an initial assessment of an institution's level of interest rate risk. Examiners have broad discretion in implementing those guidelines. TB 13a also provides guidelines concerning the factors examiners consider in assessing the quality of an institution's risk management systems and procedures. Based on the calculation of ASB's interest rate risk rating under these new guidelines, management is developing and beginning to implement an action plan to improve ASB's interest rate risk position. The plan may include additional capital contributions from HEIDI.

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

On November 4, 1999, Congress passed the Gramm-Leach-Bliley Act (the Act). According to press reports, President Clinton is expected to sign the Act. The Act repeals the Depression Era Glass-Steagall Act so that banks, insurance companies and investment firms can compete directly against each other, thereby allowing "one-stop shopping" for an array of financial services. Although the Act does further restrict the ability of a savings and loan holding company to own both a savings association and nonfinancial subsidiaries, the savings and loan holding company relationship among HEI, HEIDI and ASB is "grandfathered" under the Act so that HEI and its subsidiaries will be able to continue to engage in their current activities. It is too early to assess the net effect of the Act on ASB's competitive position. On the one hand, the availability of "one-stop-shopping" for financial services might increase competitive pressures on ASB. On the other hand, the restriction on the ability to combine savings associations and nonfinancial subsidiaries under one holding company may decrease competitive pressure by reducing the incentive to create new thrifts.

In addition to its effects upon competition, the Act might result in increased costs for ASB. For example, the Act imposes on financial institutions an obligation to protect the security and confidentiality of its customers' nonpublic personal information, and directs, among others, the FDIC and the OTS to establish "appropriate standards" to protect such information and the use thereof. Although ASB currently has in place a policy concerning customer privacy, it cannot be known at this time whether the rules eventually adopted by the regulatory authorities might impose additional compliance costs on ASB.

Item 3. Quantitative and qualitative disclosures about market risk
------------------------------------------------------------------

The Company's results are impacted by ASB's ability to manage interest rate risk. For quantitative and qualitative information about the Company's market risks, see pages 39 to 41 of HEI's 1998 Annual Report to Stockholders.

U.S. Treasury yields at September 30, 1999 and December 31, 1998 were as follows:


                              September 30, 1999           December 31, 1998
                              ------------------           -----------------
3 month                              4.85                         4.46
1 year                               5.18                         4.52
5 year                               5.76                         4.54
10 year                              5.88                         4.65
30 year                              6.05                         5.09

Interest rates (as measured by U.S. Treasury yields) have increased between 39 and 123 basis points from December 31, 1998 to September 30, 1999 and had a negative effect on the market value of ASB's interest-sensitive net earning assets. On the positive side, in the nine months ended September 30, 1999, ASB's interest-sensitive net earning assets have grown. Overall, management believes there was an immaterial, favorable change between those dates in the Company's quantitative disclosures of its interest-sensitive assets, liabilities and off-balance sheet items.

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

Item 5.  Other information
--------------------------

A.   EPA notice of violation and civil administrative complaints

On September 30, 1999, HECO received civil administrative complaints from the EPA for alleged violations of Resource Conservation and Recovery Act hazardous waste regulations at the Waiau and Kahe power plants. Penalties associated with each alleged violation/count were identified in the complaints. The combined penalty for both facilities amounted to approximately $153,000. HECO is working with the EPA on a settlement of the matter.

B.   DOH notice of violation for Kahe sludge drying bed

By letter dated September 30, 1999, HECO received a notice of violation from the DOH for alleged disposal of hazardous waste at the sludge drying bed at the Kahe power plant. Previously, in March 1999, HECO had voluntarily notified the DOH upon discovering unexplained high levels of selenium in the sludge drying bed. HECO initiated an investigation to characterize the site and to determine the source of the contamination, and submitted a draft corrective action plan to the DOH in April 1999. The source of the high levels of selenium remains unknown. The notice of violation identifies revisions DOH would like to see in the corrective action plan. HECO has 30 days to submit a revised plan to the DOH for review. Once the plan is approved, HECO has 60 days from that date to implement and complete cleanup of the sludge drying bed. Although no monetary penalty is imposed in the notice of violation, HECO will incur cleanup costs of approximately $100,000.

C.   HECO power outage

On April 9, 1991, HECO experienced a power outage that affected all customers on the island of Oahu. The PUC initiated an investigation of the April 9, 1991 outage, which was consolidated with a pending investigation of an outage that occurred in 1988. Power Technologies, Inc. (PTI), an independent consultant hired by HECO with the approval of the PUC, investigated the 1991 outage. HECO implemented certain of PTI's recommendations and provided the PUC with summaries of its progress on those recommendations. In July 1999, the PUC issued its D&O and ordered that (1) PTI's report on the investigation, including its findings, conclusions and recommendations, be accepted and approved, (2) HECO continue to provide annual status reports on the final implementation of PTI's recommendations and (3) the investigation be closed. The PUC also concluded that no penalty was justified based on the facts and circumstances of the case. In October 1999, the PUC clarified its order indicating that by approving and accepting PTI's report, the PUC has not approved or disapproved HECO's determinations as to whether or how to implement the specific recommendations of the report.

D.   Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges excluding interest on ASB deposits


    Nine months                                        Years ended December 31,
       ended            -----------------------------------------------------------------------------------
 September 30, 1999              1998              1997              1996             1995             1994
--------------------    -------------     -------------      ------------     ------------    -------------

        1.78                     1.85              1.89              1.93             2.02             2.31
====================    =============     =============      ============     ============    =============

  Ratio of earnings to fixed charges including interest on ASB deposits

    Nine months                                        Years ended December 31,
       ended            -----------------------------------------------------------------------------------
 September 30, 1999              1998              1997              1996             1995             1994
--------------------    -------------     -------------      ------------     ------------    -------------

        1.46                     1.47              1.58              1.56             1.60             1.73
====================    =============     =============      ============     ============    =============

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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges


    Nine months                                        Years ended December 31,
       ended            -----------------------------------------------------------------------------------
 September 30, 1999              1998              1997              1996             1995             1994
--------------------    -------------     -------------      ------------     ------------    -------------

        3.07                     3.33              3.26              3.58             3.46             3.47
====================    =============     =============      ============     ============    =============

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

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------
(a)  Exhibits

HECO           Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 10     Second Amended and Restated Power Purchase Agreement between Hilo
               Coast Power Company and HELCO dated October 4, 1999

HEI            Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1   Computation of ratio of earnings to fixed charges,
               nine months ended September 30, 1999 and 1998

HECO           Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2   Computation of ratio of earnings to fixed charges,
               nine months ended September 30, 1999 and 1998

HEI            Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1   Financial Data Schedule
               September 30, 1999 and nine months ended September 30, 1999

HECO           Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2   Financial Data Schedule
               September 30, 1999 and nine months ended September 30, 1999

(b)  Reports on Form 8-K

Subsequent to June 30, 1999, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated                     Registrant/s      Items reported
-----------------------------------------------------------------------------------------------------------

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

August 4, 1999            HEI              Item 5:  HEI's August 4, 1999 news release:  Hawaiian Electric
                                           Industries, Inc. Selling Maritime Freight Transportation
                                           Operations

October 28, 1999          HEI/HECO         Item 5: Financial information of HECO and its subsidiaries for the third quarter and nine months ended September 30, 1999 and other updated information

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

Date: November 10, 1999                Date: November 10, 1999