Form 10-K405
period 1999-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2000-03-28
CIK 354707, 46207

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

Commission                  Registrant; State of Incorporation;                I.R.S. Employer
File Number                 Address; and Telephone Number                      Identification No.
--------------------        ---------------------------------------------      --------------------------
1-8503                      HAWAIIAN ELECTRIC INDUSTRIES, INC.                 99-0208097
                            (A Hawaii Corporation)
                            900 Richards Street
                            Honolulu, Hawaii 96813
                            Telephone (808) 543-5662
1-4955                      HAWAIIAN ELECTRIC COMPANY, INC.                    99-0040500
                            (A Hawaii Corporation)
                            900 Richards Street
                            Honolulu, Hawaii 96813
                            Telephone (808) 543-7771

Securities registered pursuant to Section 12(b) of the Act:

                                                                                              Name of each exchange
Registrant                                  Title of each class                               on which registered
---------------------------------------     ---------------------------------------------     --------------------------------------

Hawaiian Electric Industries, Inc.             Common Stock,                                     New York Stock Exchange
                                               Without Par Value
Hawaiian Electric Industries, Inc.             Guarantee with respect to                         New York Stock Exchange
                                               8.36% Trust Originated
                                               Preferred Securities/SM/(TOPrS/SM/)
Hawaiian Electric Industries, Inc.             Preferred Stock                                   New York Stock Exchange
                                               Purchase Rights
Hawaiian Electric Company, Inc.                Guarantee with respect to 8.05%                   New York Stock Exchange
                                               Cumulative Quarterly Income
                                               Preferred Securities
                                               Series 1997 (QUIPS/SM/)
Hawaiian Electric Company, Inc.                Guarantee with respect to 7.30%                   New York Stock Exchange
                                               Cumulative Quarterly Income
                                               Preferred Securities
                                               Series 1998 (QUIPS/SM/)

Securities registered pursuant to Section 12(g) of the Act:
Registrant                                                                       Title of each class
----------------------------------------------------------------------------     --------------------------------------------
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

===============================================================================================================

                                              Aggregate market value of          Number of shares of common
                                               the voting stock held by                    stock
                                                 nonaffiliates of the                outstanding of the
                                                    registrants on                     registrants on
                                                    March 13, 2000                     March 13, 2000
                                          -------------------------------    ------------------------------
Hawaiian Electric Industries, Inc.                   $906,357,000                        32,297,786
                                                                                    (Without par value)

Hawaiian Electric Company, Inc.                           na                             12,805,843
                                                                                      ($6 2/3 par value)

===============================================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE


                                                                                     Part of
                                                                                    Form 10-K
                                                                                 into which the
                                                                                   document is
                           Document                                               incorporated
---------------------------------------------------------------      ------------------------------------
Portions of Annual Reports to Stockholder(s) of the following registrants for the fiscal year ended December 31, 1999:

  Hawaiian Electric Industries, Inc............................              Parts I, II, III and IV

  Hawaiian Electric Company, Inc...............................              Parts I, II, III and IV

Portions of Proxy Statement of Hawaiian Electric Industries,
 Inc., dated March 10, 2000, for the Annual Meeting of                              Part III
 Stockholders..................................................



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

================================================================================

                               TABLE OF CONTENTS

                                                                                     Page
Glossary of Terms..................................................................    ii
Forward-looking Information........................................................     v

                                      PART I

Item  1.       Business............................................................     1
Item  2.       Properties..........................................................    47
Item  3.       Legal Proceedings...................................................    49
Item  4.       Submission of Matters to a Vote of Security Holders.................    49
Executive Officers of the Registrant (Hawaiian Electric Industries, Inc.)..........    49

                                     PART II

Item  5.       Market for Registrants' Common Equity and Related Stockholder Matters   51
Item  6.       Selected Financial Data.............................................    52
Item  7.       Managements' Discussion and Analysis of Financial Condition
                 and Results of Operations.........................................    52
Item  7A.      Quantitative and Qualitative Disclosures About Market Risk..........    52
Item  8.       Financial Statements and Supplementary Data.........................    52
Item  9.       Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..........................................    52


                                    PART III

Item 10.      Directors and Executive Officers of the Registrants..................    53
Item 11.      Executive Compensation...............................................    55
Item 12.      Security Ownership of Certain Beneficial Owners and Management.......    59
Item 13.      Certain Relationships and Related Transactions.......................    61

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......    61
Independent Auditors' Report - Hawaiian Electric Industries, Inc...................    63
Independent Auditors' Report - Hawaiian Electric Company, Inc......................    64
Index to Exhibits..................................................................    69
Signatures.........................................................................    88

                               GLOSSARY OF TERMS

Defined below are certain terms used in this report:

Terms                                  Definitions
--------                               -----------
1935 Act                               Public Utility Holding Company Act of 1935
AES                                    Applied Energy Services, Inc.
AES-BP                                 AES Barbers Point, Inc. (now known as AES Hawaii, Inc.)
ASB                                    American Savings Bank, F.S.B., a wholly owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp., ASB Service Corporation,
                                         AdCommunications, Inc., American Savings Mortgage Co., Inc. and ASB Realty Corporation
BoA                                    Bank of America, FSB
Btu                                    British thermal unit
CDUP                                   Conservation District Use Permit
CERCLA                                 Comprehensive Environmental Response, Compensation and Liability Act
Chevron                                Chevron Products Company, a fuel oil supplier
Company                                Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric Company, Limited, Hawaii
                                         Electric Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II, HEI Diversified,
                                         Inc., American Savings Bank, F.S.B. and its subsidiaries, HEI Power Corp. and its subsidiaries, Pacific Energy Conservation Services, Inc., HEI District Cooling, Inc.,
                                         ProVision Technologies, Inc., HEI Properties, Inc., HEI Leasing, Inc., Hycap Management,
                                         Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital
                                         Trust II, Hawaiian Electric Industries Capital Trust III, HEI Preferred Funding, LP, The
                                         Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and Malama Pacific Corp.
                                         and its subsidiaries
Consumer Advocate                      Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of
                                         Hawaii
CT                                     Combustion turbine
DOD                                    Department of Defense - federal
DOH                                    Department of Health of the State of Hawaii
DSM                                    Demand-side management
DTCC                                   Dual-train combined-cycle
Enserch                                Enserch Development Corporation
EPA                                    Environmental Protection Agency - federal
ERL                                    Environmental Response Law of the State of Hawaii
FDIC                                   Federal Deposit Insurance Corporation
FDICIA                                 Federal Deposit Insurance Corporation Improvement Act of 1991
federal                                U.S. Government
FHLB                                   Federal Home Loan Bank
FICO                                   Financing Corporation
FIRREA                                 Financial Institutions Reform, Recovery, and Enforcement Act of 1989
Hamakua Partners                       Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
HCPC                                   Hilo Coast Power Company, formerly Hilo Coast Processing Company
HC&S                                   Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii, Inc.


Terms                                  Definitions
--------                               -----------
HECO                                   Hawaiian Electric Company, Inc., a wholly owned electric utility subsidiary of Hawaiian
                                         Electric Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii
                                         Electric Light Company, Inc., HECO Capital Trust I and HECO Capital Trust II
HECO's                                 Hawaiian Electric Company, Inc.'s Consolidated Financial Statements, incorporated into Parts
   Consolidated                          I, II and IV of this Form 10-K by reference to pages 12 to 34 of Hawaiian Electric Company,
   Financial                             Inc.'s 1999 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13
   Statements
HECO's MD&A                            Hawaiian Electric Company, Inc.'s Management's Discussion and Analysis of Financial Condition
                                         and Results of Operations, incorporated into Parts I, II and IV of this Form 10-K by reference to pages 3 to 9 of Hawaiian Electric Company, Inc.'s 1999 Annual Report to
                                         Stockholder, portions of which are filed as HECO Exhibit 13
HEI                                    Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc.,

                                         HEI Diversified, Inc., HEI Power Corp., Pacific Energy Conservation Services, Inc., HEI
                                         District Cooling, Inc., ProVision Technologies, Inc., HEI Properties, Inc., HEI Leasing,
                                         Inc., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian
                                         Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, The
                                         Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and Malama Pacific Corp.
HEI's                                  Hawaiian Electric Industries, Inc.'s Consolidated Financial Statements, incorporated into
   Consolidated                          Parts I, II and IV of this Form 10-K by reference to pages 44 to 69 of Hawaiian Electric
   Financial                             Industries, Inc.'s 1999 Annual Report to Stockholders, portions of which are filed as HEI
   Statements                            Exhibit 13
HEI's MD&A                             Hawaiian Electric Industries, Inc.'s Management's Discussion and Analysis of Financial
                                         Condition and Results of Operations incorporated into Parts I, II and IV of this Form 10-K by reference to pages 27 to 39 of Hawaiian Electric Industries, Inc.'s 1999 Annual Report
                                         to Stockholders, portions of which are filed as HEI Exhibit 13
HEIDI                                  HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
HEIII                                  HEI Investments, Inc. (formerly HEI Investment Corp.), a subsidiary of HEI Power Corp.
HEIPC                                  HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and parent company of several subsidiaries
HEIPI                                  HEI Properties, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
HELCO                                  Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian
                                         Electric Company, Inc.
HIG                                    The Hawaiian Insurance & Guaranty Company, Limited, an insurance company which was placed in state rehabilitation proceedings. HEI Diversified, Inc. was the holder of record of HIG's common stock prior to August 16, 1994
HITI                                   Hawaiian Interisland Towing, Inc.


Terms                                  Definitions
--------                               -----------
IPP                                    Independent power producer
IRP                                    Integrated resource plan
IRR                                    Interest rate risk
Kalaeloa                               Kalaeloa Partners, L.P.
KCP                                    Kawaihae Cogeneration Partners
KDC                                    Keahole Defense Coalition
KWH                                    Kilowatthour
LSFO                                   Low sulfur fuel oil
MBtu                                   Million British thermal unit
MD&A                                   Management's Discussion and Analysis of Financial Condition and Results of Operations
MECO                                   Maui Electric Company, Limited, a wholly owned electric utility subsidiary of Hawaiian
                                         Electric Company, Inc.
MPC                                    Malama Pacific Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and parent company of several real estate subsidiaries. On September 14, 1998, the HEI Board of
                                         Directors adopted a plan to exit the residential real estate development business (engaged in by Malama Pacific Corp. and its subsidiaries).
MSFO                                   Medium sulfur fuel oil
MW                                     Megawatt
na                                     Not applicable
NAE                                    North American Environmental, Inc.
NOV                                    Notice of Violation
OPA                                    Federal Oil Pollution Act of 1990
OTS                                    Office of Thrift Supervision, Department of Treasury
PCB                                    Polychlorinated biphenyls
PECS                                   Pacific Energy Conservation Services, Inc., a wholly owned subsidiary of Hawaiian Electric
                                         Industries, Inc.
PGV                                    Puna Geothermal Venture
PPA                                    Power purchase agreement
PSD permit                             Prevention of Significant Deterioration/Covered Source Permit
PUC                                    Public Utilities Commission of the State of Hawaii
PURPA                                  Public Utility Regulatory Policies Act of 1978
QTL                                    Qualified Thrift Lender
RCRA                                   Resource Conservation and Recovery Act of 1976
Registrant                             Hawaiian Electric Industries, Inc. or Hawaiian Electric Company, Inc.
ROACE                                  Return on average common equity
ROR                                    Return on rate base
SAIF                                   Savings Association Insurance Fund
SEC                                    Securities and Exchange Commission
SFAS                                   Statement of Financial Accounting Standards
SOP                                    Statement of Position


Terms                                  Definitions
--------                               -----------
ST                                     Steam turbine
state                                  State of Hawaii
Tesoro                                 Tesoro Hawaii Corp. dba BHP Petroleum Americas Refining Inc., a fuel oil supplier
TOOTS                                  The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp. (HTB)), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. On November 10, 1999, HTB sold YB and substantially all of HTB's operating assets.
UIC                                    Underground Injection Control
UST                                    Underground storage tank
YB                                     Young Brothers, Limited, a wholly owned subsidiary of Hawaiian Tug & Barge Corp.
                                         On November 10, 1999, HTB sold YB.

Forward-looking information

This report and other presentations made by HEI and its subsidiaries contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Except for historical information contained herein, the matters set forth are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, such factors as the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; product demand and market acceptance risks; increasing competition in the electric utility and banking industries; capacity and supply constraints or difficulties; new technological developments; governmental and regulatory actions, including decisions in rate cases and on permitting issues; the results of financing efforts; the timing and extent of changes in interest rates and foreign currency exchange rates; the convertibility and availability of foreign currency; political and business risks inherent in doing business in developing countries; and the risks associated with the installation of new computer systems. Investors are also referred to other risks and uncertainties discussed elsewhere in this Form 10-K and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

                                     PART I
                                     ------

ITEM 1.        BUSINESS

HEI
---

HEI was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with subsidiaries engaged in the electric utility, savings bank and other businesses operating primarily in the State of Hawaii, and in independent power and integrated energy services projects in Asia and the Pacific. HEI's predecessor, HECO, was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became an HEI subsidiary and common shareholders of HECO became common shareholders of HEI.

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

Besides HECO, HEI also owns directly or indirectly the following subsidiaries:
HEIDI (a holding company) and its subsidiary, ASB, and the subsidiaries of ASB; HEIPC and its subsidiaries; PECS;HEI District Cooling, Inc.; ProVision Technologies, Inc.; HEI Properties, Inc.; HEI Leasing, Inc.; Hycap Management, Inc. and its subsidiary; Hawaiian Electric Industries Capital Trust I; Hawaiian Electric Industries Capital Trust II and III (inactive entities); TOOTS; and MPC and its subsidiaries (discontinued operations).

ASB, acquired in 1988, was the third largest financial institution in the State of Hawaii and had 68 retail branches as of December 31, 1999. On December 6, 1997, ASB acquired substantially all of the Hawaii deposits of Bank of America, FSB (BoA), most of its Hawaii branches and certain of its Hawaii-based loans. The acquisition increased ASB's assets by $1.8 billion and its deposits by $1.7 billion. In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust.

HEIDI was also the parent company of HEIDI Real Estate Corp., which was formed in February 1998. In September 1999, HEIDI Real Estate Corp.'s name was changed to HEI Properties, Inc. (HEIPI), and HEIDI transferred ownership of HEIPI to HEI. HEIPI currently holds passive investments and it is expected that HEIPI will also hold real estate and related assets.

HEIPC was formed in 1995 to pursue, directly or through its subsidiaries or affiliates, independent power and integrated energy services projects in Asia and the Pacific. In January 2000, HEI Investment Corp., formed in 1984, changed its name to HEI Investments, Inc. (HEIII). HEIII has been a passive investment company which primarily holds investments in leveraged leases. In February 2000, HEIII was recapitalized and all its common stock and one series of its preferred stock was contributed to HEIPC. In March 2000, HEIII registered (i.e., continued) in Nova Scotia, Canada and in the first quarter of 2000, it invested an amount sufficient for HEIPC Philippines Holding Co., Inc. (HEIPC Philippines) to acquire an effective 46% interest in East Asia Power Resources Corporation, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries. See "International power-HEI Power Corp."

PECS was formed in August 1994 and currently is a contract services company providing limited support services in Hawaii. HEI District Cooling, Inc. was formed in August 1998 to develop, build, own, lease, operate and/or maintain, either directly or indirectly, central chilled water cooling system facilities, and other energy related products and services for commercial and residential buildings. ProVision Technologies, Inc. was formed in October 1998 to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim. HEI Leasing, Inc. was formed in February 2000 to own passive investments and real estate subject to leases. Hycap Management, Inc., including its subsidiary HEI Preferred Funding, LP (a limited partnership in which Hycap Management, Inc. is the sole general partner), and Hawaiian Electric Industries Capital Trust I (a Delaware statutory business trust in which HEI owns all the common securities) were formed to effect the issuance of $100 million of 8.36% HEI-obligated trust preferred securities in February 1997.

On November 10, 1999, HTB's name changed to The Old Oahu Tug Service, Inc. (TOOTS). HTB was acquired in 1986 and provided ship assist and charter towing services and owned YB, a regulated intrastate public carrier of waterborne freight among the Hawaiian Islands. In November 1999, HTB sold substantially all of its operating assets and YB for a nominal gain.

For information about the Company's discontinued operations, see Note 17 to HEI's Consolidated Financial Statements which is incorporated herein by reference to pages 66 to 67 of HEI's 1999 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

For financial information about the Company's industry segments, see Note 2 to HEI's Consolidated Financial Statements which is incorporated herein by reference to pages 51 to 52 of HEI's 1999 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

For additional information about the Company, reference is made to HEI's MD&A, HEI's "Quantitative and Qualitative Disclosures About Market Risk" and HEI's Consolidated Financial Statements, incorporated herein by reference to pages 27 to 39, 40 to 43 and 44 to 69, respectively, of HEI's 1999 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

Electric utility
----------------

HECO and subsidiaries and service areas

HECO, MECO and HELCO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Maui, Lanai and Molokai; and Hawaii, respectively. HECO was incorporated under the laws of the Kingdom of Hawaii (now State of Hawaii) in 1891. HECO acquired MECO in 1968 and HELCO in 1970. In 1999, the electric utilities' revenues and operating income amounted to approximately 69% and 75%, respectively, of HEI's consolidated revenues and operating income.

The islands of Oahu, Maui, Lanai, Molokai and Hawaii have a combined population currently estimated at 1,130,000, or approximately 95% of the population of the State of Hawaii, and comprise a service area of 5,766 square miles. The principal communities served include Honolulu (on Oahu), Wailuku and Kahului (on
Maui) and Hilo and Kona (on Hawaii). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations.

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

For additional information about HECO, see HEI's MD&A, HEI's Quantitative and Qualitative Disclosures About Market Risk and HEI's Consolidated Financial Statements, incorporated herein by reference to pages 27 to 39, 40 to 43 and 44 to 69, respectively, in HEI's 1999 Annual Report to Stockholders, and HECO's MD&A, HECO's Quantitative and Qualitative Disclosures About Market Risk and HECO's Consolidated Financial Statements incorporated by reference to pages 3 to 9, 10 to 11 and 12 to 34, respectively, of HECO's 1999 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13.

Sales of electricity

HECO, MECO and HELCO provide the only electric public utility service on the islands they serve. The following table sets forth the number of their electric customer accounts as of December 31, 1999, 1998 and 1997 and their electric sales revenues for each of the years then ended:

                                             1999                           1998                          1997
                     -------------------------------------------------------------------------------------------------
                                                   Electric                      Electric                      Electric
                                    Customer          sales       Customer          sales       Customer          sales
(dollars in thousands)              accounts       revenues       accounts       revenues       accounts       revenues
-----------------------------------------------------------------------------------------------------------------------
HECO.................                275,467     $  729,557        272,675     $  711,561        271,801     $  779,425
MECO.................                 56,410        156,808         55,286        136,623         54,605        151,625
HELCO................                 62,478        158,962         61,228        153,249         60,220        160,332
                     --------------------------------------------------------------------------------------------------
                                     394,355     $1,045,327        389,189     $1,001,433        386,626     $1,091,382
                     ==================================================================================================

Revenues from the sale of electricity in 1999 were from the following types of customers in the proportions shown:

                                                        HECO            MECO            HELCO           Total
----------------------------------------------------------------------------------------------------------------
Residential......................................         32%             36%             41%             34%
Commercial.......................................         32              35              38              33
Large light and power............................         35              29              21              32
Other............................................          1               -               -               1
                                                 ---------------------------------------------------------------
                                                         100%            100%            100%            100%
                                                 ===============================================================

HECO and its subsidiaries derived approximately 9%, 10% and 10% of their operating revenues from the sale of electricity to various federal government agencies in 1999, 1998 and 1997, respectively.

Formerly one of HECO's larger customers, the Naval Base at Barbers Point, Oahu, closed in 1999 with redevelopment of the base occurring through 2020 and this accounted for most of the decrease in sales to federal government agencies in 1999. Considering (1) that the base closure will necessitate relocation of essential flight operations and support personnel to another base on Oahu and
(2) the Naval Air Station Barbers Point Community Redevelopment Plan, HECO anticipates that the closure is likely to result in an overall increase in demand for electricity over time.

In November 1995, HECO and the U.S. General Services Administration entered into a Basic Ordering Agreement under which HECO will arrange for financing and installation of energy conservation projects at federal facilities in Hawaii. Under the Basic Ordering Agreement, HECO undertook an air conditioning upgrade project at the federal office building in downtown Honolulu, which project was completed in 1997. In 1997 and 1998, HECO also performed and completed design work for solar water heating in this federal office building and further work on this project is awaiting funding. HECO has another project to perform energy conservation measures, primarily retrofits for lighting and air conditioning, for the U.S. Postal Service, which is expected to be completed at the end of 2000. This project is currently in the construction phase. HECO also signed an umbrella Basic Ordering Agreement with the Department of Defense (DOD) in October 1996. By the end of 1999, 10 audits had been completed on U.S. Navy facilities on Oahu. These audits resulted in five implementation Energy Conservation Projects. The last of the projects is scheduled to be completed by the end of 2000.

On June 3, 1999, President Clinton signed an Executive Order which mandates that each federal agency develop and implement a program with the intent of reducing energy consumption by 35% by the year 2010 to the extent that these measures are cost effective. The 35% reductions will be measured relative to the agency's 1985 energy use. HECO is working with various federal agencies to implement demand-side management programs which will help them achieve their energy reduction objectives. Neither HEI nor HECO management can predict with certainty the impact of President Clinton's Executive Order on the Company's or consolidated HECO's future financial condition, results of operations or liquidity.

Selected consolidated electric utility operating statistics

                                                     1999           1998           1997           1996           1995
                                              ---------------------------------------------------------------------------

KWH sales (millions)
Residential...................................        2,550.5        2,503.9        2,531.0        2,540.4        2,471.3
Commercial....................................        2,781.5        2,674.9        2,676.8        2,662.4        2,624.7
Large light and power.........................        3,598.3        3,636.4        3,700.7        3,733.0        3,655.1
Other.........................................           54.7           54.8           54.7           55.4           55.4
                                              ---------------------------------------------------------------------------
                                                      8,985.0        8,870.0        8,963.2        8,991.2        8,806.5
                                              ===========================================================================


Net energy generated and purchased
 (millions of KWH)
Net generated.................................        6,115.1        5,958.0        5,885.9        5,994.3        5,850.6
Purchased.....................................        3,391.7        3,434.1        3,622.8        3,565.3        3,511.6
                                              ---------------------------------------------------------------------------
                                                      9,506.8        9,392.1        9,508.7        9,559.6        9,362.2
                                              ===========================================================================


Losses and system uses (%)....................            5.3            5.4            5.5            5.7            5.7

Energy supply (yearend)
Generating capability--MW.....................          1,651          1,664          1,634          1,636          1,637
Firm purchased capability--MW.................            472            474            474            474            469
                                              ---------------------------------------------------------------------------
                                                        2,123          2,138          2,108          2,110          2,106
                                              ===========================================================================


Gross peak demand--MW (1).....................          1,527          1,532          1,573          1,561          1,537
Btu per net KWH generated.....................         10,789         10,684         10,799         10,781         10,762
Average fuel oil cost per Mbtu (cents)........          329.7          308.8          405.9          388.8          329.7

Customer accounts (yearend)
Residential...................................        342,957        338,454        336,094        333,807        330,508
Commercial....................................         49,549         48,873         48,671         49,069         48,585
Large light and power.........................            550            573            582            586            580
Other.........................................          1,299          1,289          1,279          1,252          1,488
                                              ---------------------------------------------------------------------------
                                                      394,355        389,189        386,626        384,714        381,161
                                              ===========================================================================

Electric revenues (thousands)
Residential...................................     $  356,631     $  340,395     $  367,432     $  355,669       $324,923
Commercial....................................        345,808        322,772        347,308        338,785        313,909
Large light and power.........................        336,434        331,957        369,878        362,823        329,598
Other.........................................          6,454          6,309          6,764          6,733          6,344
                                              ---------------------------------------------------------------------------
                                                   $1,045,327     $1,001,433     $1,091,382     $1,064,010       $974,774
                                              ===========================================================================
Average revenue per KWH sold (cents)
Residential...................................          13.98          13.60          14.52          14.00          13.15
Commercial....................................          12.43          12.07          12.97          12.73          11.96
Large light and power.........................           9.35           9.13           9.99           9.72           9.02
Other.........................................          11.80          11.52          12.38          12.16          11.46
Average revenue per KWH sold..................          11.63          11.29          12.18          11.83          11.07

Residential statistics
Average annual use per customer account (KWH).          7,490          7,425          7,559          7,649          7,514
Average annual revenue per customer account...     $    1,047     $    1,009     $    1,097     $    1,071       $    988
Average number of customer accounts...........        340,528        337,218        334,811        332,138        328,912
-------------------------------------------------------------------------------------------------------------------------

(1) Sum of the peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics

The following table contains certain generation statistics as of December 31, 1999, and for the year ended December 31, 1999. The capability available for operation at any given time may be less than the generating capability shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.


                                                Island of      Island of     Island of      Island of     Island of
                                                  Oahu-          Maui-         Lanai-        Molokai-      Hawaii-
                                                  HECO            MECO          MECO           MECO         HELCO       Total
-----------------------------------------------------------------------------------------------------------------------------------
Generating and firm purchased
capability (MW) at
December 31, 1999 (1)
      Conventional oil-fired steam units       1,160.0           37.6             -              -           69.6         1,267.2
      Diesel............................             -           96.1          10.4            9.9           38.0           154.4
      Combustion turbines (peaking
       units)...........................         103.0              -             -              -              -           103.0
      Combustion turbines...............             -           21.2             -            2.2           45.3            68.7
      Combined-cycle unit...............             -           58.0             -              -              -            58.0
      Firm contract power (3)...........         406.0           16.0             -              -           50.0           472.0
                                        -------------------------------------------------------------------------------------------
                                               1,669.0          228.9          10.4           12.1          202.9         2,123.3
                                        -------------------------------------------------------------------------------------------

Gross peak demand (2)...................       1,161.0          180.1           5.0            7.0          174.1         1,527.2

Reserve margin..........................          43.8%          27.1%        108.0%          72.9%          16.5%           39.0%

Annual load factor (2)..................          75.1%          70.3%         65.7%          66.3%          68.5%           73.7%

KWH net generated and
   purchased (millions).................       7,356.7        1,069.0          28.3           39.1        1,013.7         9,506.8
-----------------------------------------------------------------------------------------------------------------------------------

(1)  HECO units at normal ratings; MECO and HELCO units at reserve ratings.
(2)  Noncoincident and nonintegrated.
(3) Independent power producers--HECO: 180 MW (Kalaeloa), 180 MW (AES-BP) and 46 MW (refuse-fired plant). Nonutility generation--MECO: 16 MW (HC&S);
     HELCO: 28 MW (PGV) and 22 MW (HCPC).

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

HECO's IRP. HECO filed its second IRP with the PUC in January 1998. A stipulated prehearing order for the proceeding was approved by the PUC in October 1998, and the parties to the proceeding filed individual statements of position (SOPs) on the reasonableness of HECO's IRP plan in July 1999. HECO updated the status of its DSM and Supply Side Action Plans in its July 1999 SOP. The stipulated prehearing order provides that, following the filing of SOPs, the parties will meet informally to attempt to reach a stipulation on issues where there is agreement, and/or establish additional procedural steps, as required. Since the development and filing of its second IRP, HECO has adopted an updated fuel price forecast for planning purposes, and HECO plans to submit additional information in the proceeding regarding the impact, if any, of the later forecast on the resources included in its second IRP. As a result, the need for additional procedural steps has not yet been determined by the parties.

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

On the supply-side, HECO's second IRP focuses on the planning for the next generating unit addition in the 2009 time frame--a 107 MW simple-cycle diesel fired combustion turbine, which would be part of a 318 MW diesel fired 2-on-1 combined-cycle unit. Phases 2 and 3 of the combined-cycle unit would be installed in 2013 and 2016, respectively. In addition, pursuant to HECO's generation asset management program, all existing generation units are currently planned to be operated (future environmental considerations permitting) beyond the 20-year IRP planning period (1998-2017).

HECO's second IRP includes the continuation of five energy efficiency DSM programs, which are designed to reduce the rate of increase in Oahu's energy use, defer construction of new generating units, minimize the state's dependence on oil, and achieve savings for utility customers who participate in the programs. The DSM energy efficiency programs include incentives for customers to install efficient lighting, refrigeration, water-heating and air-conditioning equipment and industrial motors. The PUC issued its final D&Os approving all five of HECO's original energy efficiency DSM programs in 1996, and HECO began implementing these programs in the third quarter of 1996. HECO filed applications with the PUC for a commercial and industrial (C&I) load management program in June 1996, and a residential load control program in September 1997. HECO expects that the C&I load management DSM program will be reviewed in concept by the PUC in conjunction with HECO's second IRP. In January 2000, HECO withdrew its application for a full scale residential load control program. As indicated in its SOP, HECO plans to develop and request approval for a pilot residential load control program to gauge customer acceptance of the program, and will evaluate the results of the pilot program before making a decision to proceed with a full scale residential load control program. HECO plans to continue the planning and implementation of DSM load management and energy efficiency programs that are cost effective and also minimize rate impacts to all customers over the long-term.

MECO's IRP. The PUC issued its final D&O in MECO's IRP proceeding in May 1996. MECO's 20-year IRP includes the continuation of four energy efficiency DSM programs similar to those developed for HECO. The supply-side resources proposed by MECO, as updated in its July 1998 annual evaluation, include installing approximately 214 MW of additional generation through the year 2013 on the island of Maui, including 58 MW of generation at its Maalaea power plant site in three increments from 1998-2002, and approximately 6 MW through the year 2013 on each of the islands of Lanai and Molokai. The first 20 MW increment at Maalaea was completed in December 1998. The second 20 MW increment, which is under construction, is expected to be completed in September 2000. The installation date for the final increment of 18 MW is now expected to be no earlier than 2004. The PUC approved MECO's DSM water heating program in July 1996, and MECO's C&I DSM programs in September 1996. MECO began DSM program implementation in late 1996. MECO's second IRP annual evaluation was filed with the PUC in July 1998. In May 2000, MECO will file a second IRP for the 20-year IRP planning period from 2000-2019.

HELCO's IRP. HELCO filed its second IRP with the PUC in September 1998. In March 1999, HELCO filed a supplement to its second IRP to update the status of planned near-term generation additions. In June 1999, HELCO filed a revision to its supplement to its second IRP to provide the results of revised assumptions on its revenue requirements analyses. A schedule for the proceeding has been approved by the PUC, and the parties to the proceeding have completed two rounds of discovery. The next step in the proceeding is for the parties to meet informally to attempt to reach a stipulation on issues where there is agreement, and/or establish additional procedural steps, as required.

The second IRP identified changes in key forecasts and assumptions since the development of HELCO's initial IRP, which was filed in October 1993, modified in June 1994 and approved by the PUC as modified in its May 1996 final D&O. Similar to HECO's second IRP, HELCO's second IRP includes IRP strategy options related to the transition to a more competitive environment in the electric utility industry. The IRP is a flexible resource strategy that allows the utility to make major decisions regarding the incremental implementation of program options for both supply-side and demand-side resources, based on HELCO's IRP objectives and the best information available at the time decisions must be made.

On the supply-side, HELCO's second IRP focuses on the planning for generating unit additions after near-term additions. The near term supply-side resources proposed in HELCO's IRP plan include installing 40 MW of generation at its Keahole power plant site and proceeding with a 60 MW power purchase agreement
(PPA) with Hamakua Energy Partners, L.P. (Hamakua Partners, formerly Encogen Hawaii, L.P.) (see "HELCO power situation" below). HELCO's 20-year plan also includes completing a 56 MW (net) diesel-fired dual-train combined-cycle (DTCC) unit at Keahole in 2006 (by adding an 18 MW heat recovery steam turbine generator), retiring a number of its older, smaller units after new generation has been added, adding another diesel-fired DTCC unit at a new West Hawaii site in phases in the 2009-2017 timeframe, undertaking transmission and distribution efficiency improvement projects, and conducting alternate energy and dispersed generation resource studies. HELCO's second IRP includes the continuation of four energy efficiency DSM programs similar to those developed for HECO. HELCO received interim approval for its four DSM programs in October 1995 and final approval in September 1996. HELCO began implementing its DSM programs in December 1995.

HELCO power situation

Background. In 1991, HELCO began planning for the expansion of its Keahole power
----------
plant to meet increased electric generation demand forecasted for 1994. HELCO's plans were to install two 20 MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) dual-train combined-cycle (DTCC) unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994.

The timing of the installation of HELCO's phased DTCC unit at the Keahole power plant site has been revised on several occasions due to delays, described below, in (a) obtaining approval from the Hawaii Board of Land and Natural Resources
(BLNR) of a Conservation District Use Permit (CDUP) amendment and (b) obtaining from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) a Prevention of Significant Deterioration/Covered Source permit (PSD permit) for the Keahole power plant site. The delays are also attributable to lawsuits, claims and petitions filed by independent power producers (IPPs) and other parties challenging these permits and objecting to the expansion, alleging among other things that (1) operation of the expanded Keahole site would not comply with land use regulations (including noise standards) and HELCO's land patent; (2) HELCO cannot operate the plant within current air quality standards; and (3) HELCO could alternatively purchase power from IPPs to meet increased electric generation demand.

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

The final judgment with respect to HELCO's entitlement to automatically put its land to the uses requested in its CDUP amendment application (which is in part 1 of the final judgment, and is referred to as HELCO's "default entitlement") was entered February 11, 1998. The final judgment states that HELCO must comply with the conditions in its application (part 2 of the final judgment), and that the standard conditions in Section 13-2-21 of the Hawaii Administrative Rules (HAR), the rules of the Department of Land and Natural Resources (DLNR), do not apply to the extent the standard conditions are incompatible with HRS Section 183-41 (part 3 of the final judgment). On August 17, 1999, certain plaintiffs filed a joint motion to enforce parts 2 and 3 of the final judgment (relating to applicable conditions) and to stay part 1 of the final judgment (the default entitlement) until such time as the applicable conditions were identified and it was determined whether HELCO had or could meet the applicable conditions. At a September 23, 1999 hearing, the Third Circuit Court ruled that the BLNR must issue a written decision by November 30, 1999 on certain issues raised in the administrative petition filed by the Keahole Defense Coalition (KDC) in August 1998, including specific determinations of which conditions are not inconsistent with HELCO's ability to proceed under the default entitlement. At a BLNR meeting on October 22, 1999, the BLNR determined that all 15 standard land use conditions in HAR 13-2-21(a) applied to HELCO's default entitlement and that the conditions in HELCO's pre-existing CDUP and amendments continue to apply with respect to those existing permits. The BLNR specifically did not address at that time the question of HELCO's compliance with each of those conditions. The BLNR issued a written decision on November 19, 1999. Certain plaintiffs filed two motions in the Third Circuit Court attempting to implement their interpretation of the BLNR's ruling. On November 2, 1999, those plaintiffs filed a second joint motion to enforce part 2 and part 3 of the final judgment. In that motion, they alleged that the Keahole project cannot meet the conditions relating to compatibility with the surrounding area and improvement of the existing physical and environmental aspects of the subject area. Furthermore, they claimed that the project would be a prohibited use that cannot be placed in the conservation district, relying on zoning rules implemented by BLNR in 1994 in furtherance of Act 270, which prohibited fossil fuel fired generating units in the conservation district. However, the Third Circuit Court had earlier ruled that Act 270 does not apply to HELCO's application, which was filed prior to the effective date of Act 270. Plaintiffs asked that HELCO be enjoined from placing further structures and improvements on the Keahole site and be ordered to remove all existing structures and improvements.

On November 5, 1999, the same plaintiffs filed a third joint motion to enforce judgment. In this motion, they asked that the Court void HELCO's default entitlement on the basis that HELCO forfeited its default entitlement by allegedly electing, through HELCO's construction of the pre-PSD portions of the project, to build a project different from that described in its application. They also requested that HELCO be enjoined from continuing construction activity at the site and ordered to restore the Keahole site to its pre-August 1992 condition. These motions were heard on December 13, 1999 and were denied by the Court. The Court also ruled that any complaints received by the BLNR or DLNR regarding the Keahole project were to be addressed in writing within 32 days of mailing of the complaint. An Order to this effect was issued on February 22, 2000. For further developments regarding these issues, see "BLNR petitions."

PSD permit. In 1997, the EPA approved a revised draft permit and the DOH issued
----------
a final PSD permit for HELCO's DTCC unit. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB) in December 1997.

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

HELCO, working closely with the DOH and EPA, planned its response to the EAB remand and, in January 1999, commenced collection of several months of additional data at a new site. As part of the remand process, the DOH held a public hearing on the draft permit on October 7, 1999, limited to the issues remanded by the EAB. After considering issues raised at the public hearing, the EPA and DOH changed their positions and required HELCO to complete a full 12 months of data collection at the new site (which collection began in January
1999) and also required that two months of data be collected at a more representative elevation to corroborate the data collected at the new site. As a result of these actions, there have been further delays in HELCO's construction of CT-4 and CT-5. The actual length of the delays are uncertain. HELCO continues to work with the DOH and EPA with the objective of having the final permit reissued by the end of 2000 and of reaching a final resolution of any appeals to the EAB as expeditiously as possible thereafter. HELCO believes that the PSD permit will eventually be obtained. Since there are no stays on the project, installation of CT-4 and CT-5 is expected to begin when the PSD permit is obtained and any EAB appeals from its issuance are resolved.

KDC declaratory judgment action. In February 1997, KDC and three individuals
-------------------------------
(Plaintiffs) filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings with regard to five counts alleging that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. The Complaint was amended in March 1998 to add a sixth count, claiming that an amendment to a provision of the land patent (relating to the conditions under which the State could repurchase the land) is void and that the original provision should be reinstated.

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

  2. Count II (State Noise Pollution Act): At a hearing relating to Count II on February 16, 1999, the DOH notified the Court and the parties of a change in its interpretation of the noise rules promulgated under the State Noise Pollution Act. The change in interpretation would apply to the Keahole plant the noise standard applicable to the emitter property (which the DOH claims to be a 55 dBA daytime and 45 dBA nighttime standard) rather than the previously-applied noise standard of the receptor properties in the surrounding agricultural park (a 70 dBA standard).

      In response to the new position announced by the DOH, on February 23, 1999 HELCO filed a declaratory judgment action against the DOH, alleging that the noise rules were invalid on constitutional grounds. At a hearing on March 31, 1999, the Court granted KDC's motion to dismiss HELCO's complaint and Plaintiffs' motion for reconsideration on Count II and ruled that the applicable noise standard was 55 dBA daytime and 45 dBA nighttime. The Court specifically reserved ruling on HELCO's claims or potential claims based on estoppel and on the constitutionality of the noise rules "as applied" to HELCO's Keahole plant. On March 31, 1999, the Third Circuit Court also granted in part and denied in part HELCO's motion for leave to file a cross-claim and a third-party complaint, stating that HELCO may file such motions on the "as applied" and "estoppel" claims once the DOH actually applies the 55/45 dBA noise standard to the Keahole plant.

      On May 12, 1999, the Order dismissing HELCO's declaratory judgment complaint was issued and final judgment was entered. The DOH objected to the entry of final judgment before all issues in the lawsuit were resolved, but an Order denying that motion was issued on July 26, 1999. HELCO filed a notice of appeal on August 25, 1999 and KDC filed a notice of cross-appeal on September 3, 1999. Opening briefs were filed with the Hawaii Supreme Court in January 2000 and answering briefs were filed in February 2000.

      The DOH has not issued any formal enforcement action applying the 55/45 dBA standard to the Keahole plant. Meanwhile, HELCO has installed noise mitigation measures on the existing diesel units at Keahole, has applied to the DLNR for administrative approval to install an additional silencer on CT-2 and is exploring possible noise mitigation measures, which can be implemented if necessary, for CT-4 and CT-5.

  3. Count III (violation of CDUP): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to the BLNR. (Should the DOH find HELCO in violation of the noise rules (see Count II), the BLNR would be called to act on the impact of such violation, if any, on the CDUP.)

  4. Count IV (violations of HELCO's land patent): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to the BLNR. (Should the DOH find HELCO in violation of the noise rules (see Count II), the BLNR would be called to act on the impact of such violation, if any, on the land patent.)

  5. Count V (HELCO's ability to comply with land use regulations): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to the BLNR for resolution of the administrative proceeding which had been pending before it. (See "BLNR petitions" herein.)

  6. Count VI (amendment of HELCO's land patent): At the March 31, 1999 hearing, the Court granted Plaintiffs' motion for summary judgment, finding that a 1984 amendment to HELCO's land patent was invalid because the BLNR had failed to comply with the statutory procedure relating to amendments. The amendment was intended to correct an error in the original land patent with regard to the repurchase clause in the patent and to conform the language to the applicable statute, under which the State would have the right to repurchase the site (as opposed to an automatic reversion) if it were no longer used for utility purposes. This matter was heard by the BLNR at its hearing on February 25, 2000. (See "BLNR petitions" herein.)

If and when the DOH and BLNR/DLNR act on all issues relating to Counts II through VI, and depending upon their rulings, the KDC lawsuit may be moot.

Orders were entered on April 16, 1999 with regard to Count I, May 18, 1999 with regard to Count VI, and June 3, 1999 with regard to Counts II through V. On April 30, 1999, KDC filed a motion to determine prevailing party and to tax attorney fees and costs and a motion for discovery sanctions. After hearing, the Court ruled that Plaintiffs were the prevailing party as to Counts II and V and were entitled to fees and costs with regard to those counts, denied Plaintiffs' motion for fees as the prevailing party with regard to Count VI, denied HELCO's motion for fees as the prevailing party with regard to Count I and granted Plaintiffs' request for discovery sanctions against HELCO for late supplementation of responses to discovery requests. HELCO filed motions to alter or amend the orders regarding attorneys' fees and costs, and orders granting those motions were issued on September 22, 1999. HELCO appealed the amended orders to the Hawaii Supreme Court, which dismissed the appeal on January 20, 2000, on the grounds that the appeal was premature.

HELCO intends to continue to vigorously defend against the claims raised in this case and in related administrative actions.

BLNR petitions. On August 5, 1998, KDC filed with the BLNR a Petition for
---------------
Declaratory Ruling under HRS Section 91-8. The petition alleged that the standard conditions in HAR Section 13-2-21 apply to HELCO's default entitlement to use its Keahole site, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that the DOH issued three separate Notices of Violation (NOVs) to HELCO in 1992 and 1998 for violation of clean air rules, which NOVs are alleged to constitute violations under the existing permits and render such permits null and void. The petition requested that the BLNR commence a contested case on the petition; that the BLNR determine that HELCO has violated the terms of its existing conditional use permits, causing such permits to be null and void; and that the BLNR determine that HELCO has violated the conditions applicable to its default entitlement, such that HELCO should be enjoined from using the Keahole property under such default entitlement. Pursuant to a ruling from the Third Circuit Court that the BLNR decide certain issues raised in this petition by November 30, 1999 (see "CDUP amendment" herein), these issues were discussed at an October 22, 1999 BLNR meeting. The BLNR determined that none of the standard land use conditions were inconsistent with HELCO's ability to proceed under its default entitlement and, therefore, each of the standard land use conditions applied to the expansion. BLNR did not, at that time, determine whether HELCO has complied with the applicable conditions. The BLNR also determined that specific conditions imposed by the BLNR on HELCO's original CDUP and amendments thereto continue to apply to the existing plant but not to the expansion under the default entitlement.

On February 7, 2000, KDC and an individual plaintiff filed with BLNR a Request to Nullify "Default Entitlement" by Declaring "Default Entitlement" Void and Forfeited. In the request, it is alleged that HELCO's default entitlement is void because HELCO cannot satisfy all conditions and laws, that HELCO forfeited its default entitlement because it redesigned certain facilities it has already constructed to support existing CT-2 rather than CT-4 and CT-5, and that the BLNR should exercise its right to repurchase clause in HELCO's land patent. At its hearing on February 25, 2000, the BLNR denied KDC's request. The BLNR stated that it has the power to consider whether conditions have been met and to enforce those conditions if they are not met, but not to enforce conditions in a way which violates either HRS Section 183-41 or the order of the Third Circuit Court which recognized HELCO's ability to proceed with the Keahole project under a default entitlement. As to the third claim, the BLNR authorized the issuance of a land patent with a corrected repurchase provision at its hearing on February 25, 2000, after which time the repurchase issue should become moot since HELCO continues to use the land for public utility purposes. (See "KDC declaratory judgment action," relating to Count VI.)

IPP complaints filed with the PUC. Three IPPs-KCP, Enserch Development
---------------------------------
Corporation (Enserch) and Hilo Coast Power Company (HCPC)-filed separate complaints against HELCO with the PUC in 1993, 1994, and 1997, respectively, alleging that they are entitled to PPAs to provide HELCO with additional capacity. KCP and Enserch each claimed that they would be a substitute for HELCO's planned 56 MW (net) DTCC unit at Keahole. Two of the complaints have been resolved, as described below.

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

The current status of the IPPs' PUC complaints is as follows:

     Enserch complaint. On January 16, 1998, HELCO filed with the PUC an
     -----------------
     application for approval of a PPA for a 60 MW (net) facility and an interconnection agreement with Encogen Hawaii, L.P. (Encogen), an Enserch affiliate, both dated October 22, 1997. The PUC issued a decision and order approving the agreements on July 14, 1999. The decision was amended at HELCO's request on July 21, 1999 and became final and nonappealable on August 23, 1999. Enserch sold its interest in the partnership, now called Hamakua Energy Partners L.P. (Hamakua Partners) in November 1999. According to Hamakua Partners, its first phase of 22 MW is expected to be in-service by August 2000 and the remainder of its 60 MW facility is expected to be in-service by December 2000. This PPA was necessary to ensure reliable service to customers on the island of Hawaii and, in the opinion of management, does not supplant the need for CT-4 and CT-5.

     KCP complaint. In January 1996, the PUC ordered HELCO to continue in good
     -------------
     faith to negotiate a PPA with KCP. In May 1997, KCP filed a motion for unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith. In June 1997, KCP filed a motion asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost" which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions. The PUC held an evidentiary hearing in August 1997. KCP filed two other motions, which HELCO opposed, to supplement the record. The PUC issued an Order in June 1998 which denied all of KCP's pending motions; provided rulings and/or guidance on certain avoided cost and contract issues; directed HELCO to prepare an updated avoided cost calculation that includes the Encogen agreement; and directed HELCO and KCP to resume contract negotiations. HELCO filed a motion for partial reconsideration with respect to one avoided cost issue. The PUC granted HELCO's motion and modified its order in July 1998. HELCO resumed negotiations with KCP in 1998 in compliance with the Order, but no agreement has been reached. On November 20, 1998, KCP filed a motion asking the PUC to appoint a hearings officer to make a recommendation to the PUC regarding the terms and conditions of a PPA and the calculation of avoided cost. HELCO filed a memorandum in opposition to KCP's motion on December 2, 1998. On July 9, 1999, KCP filed an additional motion, asking the PUC to reopen its complaint docket and to enforce the Public Utility Regulatory Policies Act of 1978 by calculating the utility's avoided cost. HELCO filed a memorandum in opposition to KCP's motion on July 16, 1999, KCP filed a reply on July 22, 1999 and the Consumer Advocate filed a SOP on August 2, 1999. No decision has been issued on KCP's two most recent motions.

     On October 29, 1999, the Third Circuit Court ruled that the lease between Waimana and the Department of Hawaiian Home Lands for the site on which KCP's plant was proposed to be built was invalid. In addition, KCP's air permit is under scrutiny by the DOH, as it may have expired on January 31, 2000. In light of these and other issues, management believes that KCP's proposal is not viable and, therefore, should not impact installation of CT-4 and CT-5.

     HCPC complaint.  In December 1999, the PUC approved an amended and restated
     --------------
     PPA between HELCO and HCPC. The term of the agreement, which is for the continuing provision of 22 MW, is for five years (through December 31, 2004) and may continue beyond that time unless either party provides notice of termination to the other party by May 30 in the year of termination. HELCO has the right to terminate the contract as of the end of 2002, 2003 or 2004 for an early termination amount of $0.5 million for each of the remaining years in the five-year term. Like the PPA with Hamakua Partners, this restated and amended PPA with HCPC was necessary to ensure reliable service to customers. However, because the short term of the PPA was intended to ensure reliability until the Keahole project was constructed, in the opinion of management, it does not supplant the need for CT-4 and CT-5.

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

     Pre-PSD facilities.  The pre-PSD facilities include a shop/warehouse/
     ------------------
     administration building (completed in 1998), fire protection system upgrades (completed in September 1999), and a new water treatment system (completed in December 1999, which supplies the demineralized water needs of the existing CT at Keahole).

     DOH notice of violation (NOV). In July 1998, the DOH issued an NOV to HELCO
     ------------------------------
     for items allegedly constituting unauthorized construction activity at the Keahole Generating Station prior to receipt of an effective PSD permit for CT-4 and CT-5. The NOV required HELCO to immediately halt construction activities on pipe rack foundations, a retaining wall and an oil/water separator, and imposed a fine of $48,800. HELCO complied with the stop work order on the designated items and paid the fine.

     EPA NOV. In September 1998, the EPA issued an NOV to HELCO stating that
     -------
     HELCO violated the Hawaii State Implementation Plan by commencing construction activities at the Keahole generating station without first obtaining a final air permit. By law, 30 days after the NOV, the EPA may issue an order requiring compliance with applicable laws, assessing penalties and/or commencing a civil action seeking an injunction; however, no order has yet been issued. In 1999, HELCO put the EPA on notice that certain construction activities not affected by the NOV would continue, and received approval to proceed with certain construction activities. However, HELCO has halted work on other construction activities at Keahole until further notice is provided or approval is obtained from the EPA, or until the final air permit is received.

Contingency planning.  In June 1995, HELCO filed with the PUC its generation
---------------------
resource contingency plan detailing alternatives and mitigation measures to address the delays that have occurred in adding new generation. Actions under the plan (such as deferring the retirements of older, smaller units) have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed reports with the PUC from time to time updating the contingency plan and the status of implementing the plan. The last update was filed on March 1, 1999 and another update is expected to be filed soon.

The first increment of new generation to be available to HELCO is now expected to be added by August 2000 (Hamakua Partners' 22 MW CT). Despite delays in adding new generation, HELCO's mitigation measures (including the extension of power purchases from HCPC) should provide HELCO with sufficient generation reserve margin to cover its projected monthly system peaks with units on scheduled maintenance until new generation is added in 2000 and 2002, and should provide HELCO with a reserve cushion in the event of further delays in adding new generation.

Additional increments of new firm capacity after Hamakua Partners' first CT are expected to be added by December 2000 (the remaining 38 MW of Hamakua Partners' 60 MW DTCC unit), and in early 2002 (CT-4 and CT-5). As new generation is added, HELCO will retire its older, smaller generating units.

Costs incurred.  If it becomes probable that CT-4 and/or CT-5 will not be
--------------
installed, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of December 31, 1999, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units amounted to approximately $79.8 million, including $32.3 million for equipment and material purchases, $25.9 million for planning, engineering, permitting, site development and other costs and $21.6 million for AFUDC. As of December 31, 1999, approximately $23.1 million of the $79.8 million was transferred from construction in progress to plant-in-service as such costs represent completed facilities which relate to the existing units in service as well as CT-4 and CT-5.

Although management believes it has acted prudently with respect to the Keahole project, effective December 1, 1998, HELCO decided to discontinue the accrual of AFUDC on CT-4 and CT-5 (which would have been approximately $0.5 million after tax per month). The length of the delays to date and potential further delays were factors considered by management in its decision to discontinue the accrual of AFUDC. HELCO has also deferred plans for ST-7 to approximately 2006 or 2007, unless the Hamakua Partners facility is not placed in service as planned. Since ST-7 is not needed in the near future, no costs for ST-7 are included in construction in progress.

Management believes that the issues surrounding the amendment to the land use permit, the air permit, the IPP complaints and related matters will be satisfactorily resolved and will not prevent HELCO from ultimately constructing CT-4 and CT-5. The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of December 31, 1999.

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

HECO PPAs. HECO currently has three major PPAs. In March 1988, HECO entered into a PPA with AES Barbers Point, Inc. (AES-BP, now known as AES Hawaii, Inc.), a Hawaii-based cogeneration subsidiary of The AES Corporation (formerly known as Applied Energy Services, Inc.) of Arlington, Virginia. The agreement with AES-BP, as amended in August 1989, provides that, for a period of 30 years, HECO will purchase 180 MW of firm capacity. The AES-BP 180 MW coal-fired cogeneration plant, which became operational in September 1992, utilizes a "clean coal" technology. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under the Public Utility Regulatory Policies Act of 1978 (PURPA).

In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership whose sole general partner was an indirect, wholly owned subsidiary of ASEA Brown Boveri, Inc. (ABB), which has guaranteed certain of Kalaeloa's obligations and, through affiliates, has contracted to design, build, operate and maintain the facility. The agreement with Kalaeloa, as amended, provides that HECO will purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991. The Kalaeloa facility, which was completed in the second quarter of 1991, is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil
(LFSO) and a steam turbine which utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a "Qualifying Facility" under PURPA. As of February 28, 1997, the ownership of Kalaeloa was restructured so that 1% is now owned by the ABB subsidiary as the general partner and 99% is owned by Kalaeloa Investment Partners (KIP) as the limited partner. KIP is a limited partnership comprised of PSEG Hawaiian Management, Inc. and PSEG Hawaiian Investment, Inc. (nonregulated affiliates of Public Service Enterprise Group Incorporated) and Harbert Power Corporation. On October 1, 1999, HECO entered into Amendment No. 4 to the PPA with Kalaeloa, and consented (subject to PUC approval) to the transfer of the general partner partnership interest from the ABB subsidiary to an entity affiliated with the owners of KIP. On January 7, 2000, HECO filed an application with the PUC requesting approval of the consent and Amendment No. 4 to the PPA.

HECO also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu, which built a 64 MW refuse-fired plant (H-Power). The H-Power facility began to provide firm energy in 1990 and currently supplies HECO with 46 MW of firm capacity. The firm capacity amendment provides that HECO will purchase firm capacity until mid-2015.

The PUC has approved and allowed rate recovery for the costs related to HECO's three major PPAs which provide a total of 406 MW of firm capacity, representing 24% of HECO's total generating and firm purchased capability on the island of Oahu as of December 31, 1999.

MECO and HELCO power purchase agreements. As of December 31, 1999, MECO and HELCO had PPAs for 16 MW and 52 MW of currently available firm capacity, respectively. As of December 31, 1999, HELCO also had a PPA with Hamakua Partners for 60 MW of firm capacity beginning in late 2000.

MECO has a PPA with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. On March 2, 1998, an HC&S unit failed and HC&S lost 10 MW of generating capacity. HC&S is currently in negotiations to replace the unit, but the unit is not expected to be in operation until the second quarter of 2000. HC&S, however, is still able to meet its contractual obligations to MECO. On December 27, 1999, MECO provided written notice to HC&S of termination of the PPA effective at the end of the day on December 31, 2001. MECO intends to negotiate a new PPA which would be effective on January 1, 2002.

HELCO has a 35-year PPA with PGV for 30 MW of firm capacity expiring on December 31, 2027. On February 21, 1996, HELCO and PGV executed, and the PUC approved, an amendment to the PPA for 5 MW of firm capacity in addition to the 25 MW then being supplied. In mid-1998, PGV's output began to decline from 30 MW to approximately 24 MW. By late 1999, PGV completed the addition of a new resource well and restoration of two reinjection wells. Work on the wells was completed in December 1999 at which time PGV began delivering 27 MW to 28 MW of firm capacity. In January 2000, PGV began delivering 30 MW of firm capacity using a temporary well connection. PGV made the installation permanent, and returned to providing 30 MW of firm capacity in February 2000.

In December 1994, at a time when the HCPC contract was for delivery of 18 MW, HCPC filed a Chapter 11 bankruptcy petition. In July 1995, the bankruptcy court approved an amended and restated PPA with HCPC for 22 MW of firm capacity and the dismissal of HCPC from bankruptcy. That agreement terminated on December 31, 1999. On October 4, 1999, HELCO entered into a PPA with HCPC effective January 1, 2000 through December 31, 2004, subject to early termination by HELCO after two years, whereby HELCO continues to purchase 22 MW of firm capacity from HCPC. The PPA was amended by Amendment No. 1 dated November 5, 1999. The PUC approved the PPA, as amended, on December 7, 1999. See the "HELCO Power Situation" section above.

In October 1997, HELCO entered into an agreement with Encogen, a limited partnership whose general partners are wholly owned special-purpose subsidiaries of Enserch and Jones Capital Corporation. Enserch Corporation and J.A. Jones, Inc., the parent companies of Enserch and Jones Capital Corporation, respectively, have guaranteed certain of Encogen's obligations, and a contract will be entered into with an affiliate of Enserch to operate and maintain the facility. The agreement provides that HELCO will purchase 60 MW (net) of firm capacity for a period of 30 years. The facility will consist of two oil-fired combustion turbines and a steam turbine which utilizes waste heat from the combustion turbines. The facility will be designed to sell sufficient steam to be a "Qualifying Facility" under PURPA. HELCO submitted the agreement to the PUC for approval in January 1998 and the PUC approved it on July 14, 1999. On November 8, 1999, HELCO entered into a PPA Novation with Encogen and Hamakua Partners, which recognizes the transfer of the obligations of Encogen under the PPA to Hamakua Partners. Hamakua Partners was formed as result of the sale of the general partner and limited partner partnership interests of Enserch to entities affiliated with TECO Energy Inc., which is a Florida-based energy company and parent company of Tampa Electric Company, a regulated electric utility. TECO Energy Inc. has replaced the guarantee of Enserch Corporation of certain of Hamakua Partners' obligations. Hamakua Partners is currently constructing its facility and expects to begin power production in July 2000. See the "HELCO Power Situation" section above.

On August 17, 1999, HELCO entered into a PPA with Kahua Power Partners LLC (KPP) for the purchase of as-available energy from KPP's proposed 10 MW windfarm. An amendment to that contract is anticipated to be negotiated in 2000, after which the contract will be submitted to the PUC for approval. HELCO expects to purchase energy from KPP by early 2001.

Fuel oil usage and supply

All rate schedules of the Company's electric utility subsidiaries contain energy cost adjustment (ECA) clauses whereby the charges for electric energy (and consequently the revenues of the electric utility subsidiaries generally) automatically vary with changes in the weighted-average price paid for fuel oil and certain components of purchased energy costs, and the relative amounts of company-generated power and purchased power. Accordingly, under these clauses, changes in fuel oil and certain purchased energy costs are passed on to customers. In the December 30, 1997 D&O's approving HECO and its subsidiaries' fuel supply contracts, the PUC noted that, in light of the length of the fuel supply contracts and the relative stability of fuel prices, the need for the continued use of ECA clauses will be the subject of investigation in a generic docket or in a future rate case. In MECO's 1999 general rate increase proceeding, MECO stated that it believed that its ECA clause continues to be necessary, no issue was raised by the Consumer Advocate regarding the discontinuance of the ECA clause, and the ECA clause was continued in the amended final D&O for MECO's 1999 test year rate increase application. In HELCO's rate increase application using a 2000 test year, HELCO stated that it believed that its ECA clause continues to be necessary. See discussion below under "Rates" and the "Energy cost adjustment (ECA) clauses" section in HECO's MD&A.

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

In December 1997, HECO executed contracts for the purchase of LSFO and the use of certain fuel distribution facilities with Chevron Products Company (Chevron) and Tesoro Hawaii Corp. dba BHP Petroleum Americas Refining Inc. (Tesoro). These fuel supply and facilities operations contracts have a term of seven years commencing January 1, 1998. The PUC approved the contracts and permits the inclusion of costs incurred under these contracts in HECO's ECA clauses. HECO pays market-related prices for fuel supplies purchased under these agreements.

HECO, MECO and HELCO executed joint fuel supply contracts with Chevron and Tesoro for the purchase of diesel and MSFO supplies and for the use of certain petroleum distribution facilities for a period of seven years commencing January 1, 1998. The PUC approved these contracts and permits the electric utilities to include fuel costs incurred under these contracts in their respective ECA clauses. The electric utilities pay market-related prices for diesel and MSFO supplied under these agreements. Agreements providing for the assignment of HTB's interest in the joint fuel supply contract with Chevron and the early termination of HTB's and YB's interest were executed in October 1999 in connection with the sale by HTB of substantially all of its operating assets and the stock of YB.

The diesel supplies acquired by the Lanai Division of MECO are purchased under a contract with a local petroleum wholesaler, Lanai Oil Co., Inc. On March 1, 2000, the PUC approved the extension of the amended supply agreement with Lanai Oil Co., Inc. through December 31, 2001 and further extensions subject to the mutual consent of the parties.

See the fuel oil commitments information set forth in the "Fuel contracts"
section in Note 11 to HECO's Consolidated Financial Statements.

The following table sets forth the average cost of fuel oil used to generate electricity in the years 1999, 1998 and 1997:

                       HECO                    MECO                    HELCO               Consolidated
            ------------------------------------------------------------------------------------------------
               $/Barrel     c/MBtu     $/Barrel     c/MBtu     $/Barrel     c/MBtu     $/Barrel     c/MBtu
------------------------------------------------------------------------------------------------------------

1999........       18.68       297.4       25.65       430.2       22.97       373.7       20.46       329.7
1998........       17.71       282.8       23.69       396.4       20.83       338.7       19.14       308.8
1997........       23.88       380.9       30.13       503.9       25.76       418.1       25.19       405.9

The average per-unit cost of fuel oil consumed to generate electricity for HECO, MECO and HELCO reflects a different volume mix of fuel types and grades. In 1999, over 99% of HECO's generation fuel consumption consisted of LSFO. The balance of HECO's fuel consumption was diesel. Diesel made up approximately 77% of MECO's and 35% of HELCO's fuel consumption. The remainder of the fuel consumption of MECO and HELCO consisted of MSFO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per-barrel basis. The prices of LSFO, MSFO and diesel increased during the final three quarters of 1999 and averaged approximately 15% above the respective price levels prevailing in 1998; they remained, however, well below the prices prevailing during 1996 and 1997.

In June 1999, HELCO and MECO exercised an option to extend for two years commencing January 1, 2000 their existing contracts with Hawaiian Interisland Towing, Inc. (HITI) for the shipment of MSFO and diesel supplies from their fuel supplier's facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively. The PUC had approved these contracts and issued a final order in June 1994 that permitted HELCO and MECO to include the fuel transportation and related costs incurred under the original contracts in their respective ECA clauses. Freight rates charged under the contracts are related to published indices for industrial commodities prices and labor costs. These contracts each include options for one additional two-year extension. HELCO and MECO own the fuel oil and diesel fuel when it is purchased from Chevron or Tesoro. HITI never takes title for the fuel oil or diesel fuel, but does have custody and control while the fuel is in transit from Oahu. If there were an oil spill in transit, HITI is contractually obligated to indemnify HELCO and/or MECO. HITI has $700 million of insurance coverage for oil spills. State law provides a cap of $700 million on liability for releases of heavy fuel oil transported interisland by tank barge. HELCO and/or MECO may be liable for any clean-up and/or fines that HITI or its insurance carrier does not cover.

The Company estimates that 77% of the net energy generated and purchased by HECO and its subsidiaries in 2000 will be generated from the burning of oil. Increases in fuel oil prices are passed on to customers through the electric utility subsidiaries' ECA clauses. Failure by the Company's oil suppliers to provide fuel pursuant to the supply contracts and/or substantial increases in fuel prices could adversely affect consolidated HECO's and the Company's financial condition, results of operations and/or liquidity. HECO, however, maintains an inventory of fuel oil in excess of one month's supply. HELCO and MECO maintain approximately a one month's supply of fuel oil.

Rates

HECO, MECO and HELCO are subject to the regulatory jurisdiction of the PUC with respect to rates, issuance of securities, accounting and certain other matters. See "Regulation and other matters--Electric utility regulation."

All rate schedules of HECO and its subsidiaries contain ECA clauses as described previously. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. Rate increases, other than pursuant to such automatic adjustment clauses, require the prior approval of the PUC after public and contested case hearings. PURPA requires the PUC to periodically review the ECA clauses of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change.

See the "Regulation of electric utility rates," "Recent rate requests" and "Energy cost adjustment (ECA) clauses" sections in HECO's MD&A.

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

 . In March 1998, HELCO filed a request to increase rates 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% ROACE, primarily to recover costs relating to (1) an agreement to buy power from the 60 MW plant of Hamakua Partners, formerly known as Encogen Hawaii, L.P., and (2) adding two combustion turbines (CT-4 and CT-5) at HELCO's Keahole power plant. Due to the EAB's denial of HELCO's motion for reconsideration of the EAB's November 25, 1998 decision (see "HELCO power situation--PSD permits" above), HELCO's test year 1999 rate increase application was withdrawn in March 1999.

 . In October 1999, HELCO filed a request to increase rates by 9.6%, or $15.5 million in annual revenues, based on a 2000 test year, primarily to recover (1) costs relating to the agreement to buy power from the 60 MW plant of Hamakua Partners, and (2) depreciation of and a return on additional investments in plant and equipment since the last rate case, including pre-air permit facilities placed in service at the Keahole power plant. In its application, HELCO presented evidence to justify an ROACE of 13.5% for the 2000 test year.

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

 . In March 1999, the PUC issued a D&O denying MECO's request to include $0.8 million in its rate base for exhaust flow enhancers, which were provided as part of a settlement for a warranty claim. MECO wrote-off the $0.8 million in the first quarter of 1999.

 . MECO expects to file a rate increase request, based on a 2001 test year, primarily to recover costs relating to the addition to plant of generating unit M19 in September 2000.

Competition

Legislation has been introduced in Congress that would restructure the electric utility industry with a view toward increasing competition by, for example, allowing customers to choose their generation supplier. In addition, the PUC instituted a proceeding in December 1996 to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See the "Competition" section in HECO's MD&A and Note 11 in HECO's Consolidated Financial Statements. Management cannot predict what changes, if any, may result from these efforts or what impact, if any, they may have on the Company's or consolidated HECO's financial condition, results of operations or liquidity.

The PUC proceeding seeks to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. In its order, the PUC recognized that Hawaii's stand-alone island energy systems are different from the interconnected systems of the contiguous states, but also recognized the need to determine how to respond in Hawaii to changes occurring in the industry. The PUC set forth a preliminary enumeration of the issues, including feasible forms of competition, the regulatory compact, public interest benefits, long-term integrated resource planning, appropriate treatment of potential stranded costs and the identification of the objectives and the establishment of a time frame for the introduction of competition in the electric industry. There are 19 parties in the proceeding including the Consumer Advocate, HECO, HELCO, MECO, the Department of Business, Economic Development, and Tourism of the State of Hawaii (DBEDT), the Counties of Maui, Hawaii and Kauai, the Department of Defense (the DOD, HECO's largest customer), various IPPs and others. Following a number of meetings, and the submission and presentation to the collaborative group of preliminary SOPs, the parties individually submitted final SOPs that were compiled and sent to the PUC in October 1998.

The position of HECO and its subsidiaries is that retail competition is not feasible in Hawaii. The conditions making electric industry restructuring feasible elsewhere generally are not present in Hawaii. Among other considerations, none of the island electric systems are interconnected, the island electricity markets are relatively small and there are barriers to entry by new generation suppliers. HECO and its subsidiaries propose to achieve some of the benefits of competition through proposals for (1) competitive bidding for new generation, (2) performance-based ratemaking (PBR), which would include an index-based price cap, an earnings sharing mechanism, and a benchmark incentive plan and (3) innovative pricing provisions (including rate restructuring, expanded time-of-use rates, customer migration rates such as standby charges, flexible pricing to encourage economic development and to compete with customer generation options, new service options and two-part rates incorporating real-time pricing). HECO suggests in its SOP that these proposals be implemented through applications for PUC approval in a series of separate proceedings to be initiated by HECO in 1999 and 2000.

While the other parties' SOPs generally support competitive bidding for new generation, there is no consensus as to whether or as to the extent Hawaii's electricity markets should be restructured to introduce further competition. For example, the Consumer Advocate agrees that full scale retail generation competition is not now feasible in Hawaii, but proposes immediate rate unbundling and customer education, followed by rulemaking proceedings (1) to open transmission and distribution access on a limited basis (such as when new generation is needed) and determine the degree of any stranded cost recovery through nonbypassable access charges, (2) to permit conservation and energy management services to be provided to retail customers on a competitive basis, and (3) to implement competition for other customer services (metering and billing), as determined to be appropriate. The DOD also recognizes that retail generation competition is not now feasible, and proposes rate unbundling, the establishment of cost-based rates, the offering of additional rate options, PBR, and investigation of the unbundling and separate pricing of customer services. DBEDT proposes (1) rate unbundling, (2) competition for customer services and energy efficiency services, and (3) if additional analysis by the PUC confirms the feasibility of retail generation competition on Oahu, open transmission and distribution access for generators, divestiture of generation and customer service functions by utilities, and the formation of independent system operators (all targeted for 2002). It is also possible that parties may seek legislative action on their proposals.

In May 1999, the PUC approved HECO's standard form contract for customer retention that allows HECO to provide a rate option for customers who would otherwise reduce their energy use from HECO's system by using energy from a nonutility generator. Based on HECO's current rates, the standard form contract provides a 2.77% and an 11.27% discount on base energy rates for "Large Power" and "General Service Demand" customers, respectively. In March 2000, the PUC approved a similar standard form contract which, based on HELCO's current rates, provides a 10.00% discount on base energy rates for "Large Power" and "General Service Demand" customers.

In December 1999, HECO, HELCO and MECO filed an application with the PUC seeking permission to implement PBR in future rate cases. The proposed PBR would allow adjustments in HECO and its subsidiaries' rates (for up to five years after a rate case) based on an index-based price cap, an earnings sharing mechanism and a service quality mechanism.

The PUC recently submitted a status report on its investigation to the Legislature, at the Legislature's request. In the report, the PUC stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in the state's electric industry and that it plans to proceed with an examination of the feasibility of competitive bidding. The PUC also plans to review specific policies to encourage renewable energy resources in the power generation mix. The report states that "further steps" by the PUC "will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition."

Electric and magnetic fields

Research about the potential adverse health effects from exposure to electric and magnetic fields (EMF) is ongoing. To date, no definite relationship between EMF and health risks has been clearly demonstrated. The National Academy of Sciences examined more than 500 studies and found that "the current body of evidence does not show that exposure to EMFs presents a human-health hazard." Further, an extensive study released in 1997 by the National Cancer Institute and the Children's Cancer Group found no evidence of increased risk for childhood leukemia from EMF. HECO and its subsidiaries continue to participate in utility industry funded studies on EMF and, where technically feasible and economically reasonable, reduce EMF in the design and installation of new transmission and distribution facilities. Management cannot predict the impact the EMF issue may have on HECO, HELCO and MECO in the future.

Savings bank--American Savings Bank, F.S.B.
-------------------------------------------

General

ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 1999, ASB was the third largest financial institution in the State of Hawaii with total assets of $5.8 billion and deposits of $3.5 billion.

HEI agreed with the Office of Thrift Supervision's (OTS) predecessor regulatory agency that ASB's regulatory capital would be maintained at a level of at least 6% of ASB's total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI's obligation to contribute additional capital was limited to a maximum aggregate amount of approximately $65.1 million. At December 31, 1999, HEI's maximum obligation to contribute additional capital has been reduced to approximately $28.3 million because of additional capital contributions of $36.8 million by HEI to ASB since the acquisition, exclusive of capital contributions made in connection with ASB's acquisition of most of the Hawaii operations of BoA. ASB is subject to OTS regulations on dividends and other distributions applicable to financial institutions regulated by the OTS.

ASB's earnings depend primarily on its net interest income--the difference between the interest income earned on interest-earning assets (loans receivable, mortgage/asset-backed securities and investments) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings, including borrowings from the Federal Home Loan Bank (FHLB) of Seattle).

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

For additional information about ASB, including ASB's acquisition of most of the Hawaii operations of BoA in December 1997, see the "Savings Bank" sections under HEI's MD&A, HEI's Quantitative and Qualitative Disclosures About Market Risk and
Note 4 to HEI's Consolidated Financial Statements.

The following table sets forth selected data for ASB for the years indicated:              Years ended
                                                                                          December 31,
                                                                              --------------------------------------------
                                                                                  1999            1998            1997
--------------------------------------------------------------------------------------------------------------------------
Common equity to assets ratio
 Average common equity divided by average total assets (1).............           6.09%           5.88%          6.09%
Return on assets
 Net income for common stock divided by average total assets (1)(2)....           0.62            0.54           0.67 (3)
Return on common equity
 Net income for common stock divided by average common equity (1)(2)...           10.2             9.2           11.0 (3)
Efficiency ratio
 Total general and administrative expenses divided by
   net interest income and other income................................           62              65             57

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

                                                                          Years ended December 31,
                                                              --------------------------------------------------
(in thousands)                                                    1999              1998              1997
----------------------------------------------------------------------------------------------------------------
Assets
Investment securities.....................................        $  218,628        $  238,694        $  114,981
Mortgage/asset-backed securities..........................         1,894,953         1,872,304         1,449,570
Loans receivable, net.....................................         3,191,847         3,075,870         2,143,106
Other.....................................................           414,153           432,647           213,124
                                                              --------------------------------------------------
                                                                  $5,719,581        $5,619,515        $3,920,781
                                                              ==================================================

Liabilities and stockholder's equity
Deposit liabilities.......................................        $3,706,750        $3,860,546        $2,324,426
Other borrowings..........................................         1,505,109         1,265,686         1,261,511
Other.....................................................            84,540            87,609            90,300
Stockholder's equity......................................           423,182           405,674           244,544
                                                              --------------------------------------------------
                                                                  $5,719,581        $5,619,515        $3,920,781
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

As of December 31, 1999, the gap in the near term (0-6 months) was a negative 0.29% of total assets as compared to a cumulative one-year negative gap position of 5.44% of total assets. The difference between the near-term and one-year negative gap positions is primarily due to increased amounts of repricing of interest-bearing liabilities such as in short-term certificates of deposits and other borrowings to support investment activities. The following table shows ASB's interest rate sensitivity at December 31, 1999:

                                                                 Cumulative amounts at December 31, 1999
                                                                       subject to repricing within
                                           --------------------------------------------------------------------------------
                                                  6 months  greater than 6 months greater than 1-5    Over
(dollars in millions)                              or less       to 1 year            years         5 years        Total (1)
---------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
-----------------------
Real estate loans and mortgage/asset-
   backed securities
   Balloon and adjustable rate.............        $ 1,254         $   479         $    148          $    4          $1,885
   Fixed rate 1-4 unit residential.........            203             184            1,099           1,320           2,806
   Other...................................             30              12               33              81             156
Consumer and other loans...................            199               2                9              25             235
Commercial loans...........................             59              10               24              10             103
Other interest-earning assets..............            170              43                -               -             213
                                                 --------------------------------------------------------------------------
Total interest-earning assets..............          1,915             730            1,313           1,440           5,398
                                                 --------------------------------------------------------------------------

Interest-bearing liabilities
----------------------------
Certificate accounts.......................            706             538              194              34           1,472
Money market accounts......................             51              43              197              30             321
Negotiable Order of Withdrawal accounts....             66              59              335             169             629
Passbook accounts..........................            168              63              404             435           1,070
FHLB advances..............................            512              96              455             126           1,189
Other borrowings...........................            429             232                -               -             661
                                                 --------------------------------------------------------------------------
Total interest-bearing liabilities.........          1,932           1,031            1,585             794           5,342
                                                 --------------------------------------------------------------------------

Interest rate sensitivity gap (2)..........        $   (17)        $  (301)        $   (272)         $  646          $   56
                                                 ==========================================================================

Cumulative interest rate sensitivity gap...        $   (17)        $  (318)        $   (590)         $   56
                                                 ==========================================================


Cumulative interest rate sensitivity
 gap over total assets.....................         (0.29)%         (5.44)%         (10.09)%           0.96%
---------------------------------------------------------------------------------------------------------------------------

(1) The table does not include $450 million of noninterest-earning assets and $70 million of noninterest-bearing liabilities.

(2) The difference between the total interest-earning assets and the total interest-bearing liabilities.


Management has developed and is beginning to implement a plan to improve ASB's interest rate risk position. The plan includes obtaining additional capital and making changes to improve the matching of asset and liability durations, such as lengthening the term of costing liabilities and selling a portion of ASB's long-term fixed rate loans.

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

                                                                             Years ended December 31,
                                                           ----------------------------------------------------------------
(dollars in thousands)                                         1999                    1998                    1997
---------------------------------------------------------------------------------------------------------------------------
Loans
 Average balances...................................             $3,191,847              $3,075,870              $2,143,106
 Interest income....................................             $  244,566              $  246,299              $  174,489
 Weighted-average yield.............................                   7.66%                   8.01%                   8.14%

Mortgage/asset-backed securities
 Average balances...................................             $1,894,953              $1,872,304              $1,449,570
 Interest income....................................             $  122,281              $  120,608              $   95,990
 Weighted-average yield.............................                   6.45%                   6.44%                   6.62%

Investments (1)
 Average balances...................................             $  218,628              $  238,694              $  114,981
 Interest and dividend income.......................             $   13,132              $   13,754              $    7,139
 Weighted-average yield.............................                   6.01%                   5.76%                   6.21%

Total interest-earning assets
 Average balances...................................             $5,305,428              $5,186,868              $3,707,657
 Interest and dividend income.......................             $  379,979              $  380,661              $  277,618
 Weighted-average yield.............................                   7.16%                   7.34%                   7.49%

Deposits
 Average balances...................................             $3,706,750              $3,860,546              $2,324,426
 Interest expense...................................             $  120,338              $  142,069              $   89,099
 Weighted-average rate..............................                   3.25%                   3.68%                   3.83%

Borrowings
 Average balances...................................             $1,505,109              $1,265,686              $1,261,511
 Interest expense...................................             $   86,830              $   74,925              $   75,563
 Weighted-average rate..............................                   5.77%                   5.92%                   5.99%

Total interest-bearing liabilities
 Average balances...................................             $5,211,859              $5,126,232              $3,585,937
 Interest expense...................................             $  207,168              $  216,994              $  164,662
 Weighted-average rate..............................                   3.97%                   4.23%                   4.59%

Net balance, net interest income
 and interest rate spread
  Net balance.......................................             $   93,569              $   60,636              $  121,720
  Net interest income...............................             $  172,811              $  163,667              $  112,956
  Interest rate spread..............................                   3.19%                   3.11%                   2.90%

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

                                                                                       Increase (decrease) due to
                                                                      --------------------------------------------------------
(in thousands)                                                                 Rate              Volume             Total
------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999 vs. 1998
-------------------------------------
Income from interest-earning assets
 Loan portfolio.......................................................          $(10,902)           $ 9,169           $ (1,733)
 Mortgage/asset-backed securities.....................................               190              1,483              1,673
 Investments..........................................................               576             (1,198)              (622)
                                                                            --------------------------------------------------
                                                                                 (10,136)             9,454               (682)
                                                                            --------------------------------------------------
Expense from interest-bearing liabilities
 Deposits.............................................................           (16,206)            (5,525)           (21,731)
 FHLB advances and other borrowings...................................            (1,943)            13,848             11,905
                                                                            --------------------------------------------------
                                                                                 (18,149)             8,323             (9,826)
                                                                            --------------------------------------------------
Net interest income...................................................          $  8,013            $ 1,131           $  9,144
                                                                            ==================================================
Year ended December 31, 1998 vs. 1997
-------------------------------------
Income from interest-earning assets
 Loan portfolio.......................................................           $(2,833)          $ 74,643          $ 71,810
 Mortgage/asset-backed securities.....................................            (2,674)            27,292            24,618
 Investments..........................................................              (552)             7,167             6,615
                                                                            -------------------------------------------------
                                                                                  (6,059)           109,102           103,043
                                                                            -------------------------------------------------
Expense from interest-bearing liabilities
 Deposits.............................................................            (3,620)            56,590            52,970
 FHLB advances and other borrowings...................................              (887)               249              (638)
                                                                            -------------------------------------------------
                                                                                  (4,507)            56,839            52,332
                                                                            -------------------------------------------------
Net interest income...................................................           $(1,552)          $ 52,263          $ 50,711
                                                                            =================================================

Other income

In addition to net interest income, ASB has various sources of other income, including fee income from servicing loans, fees on deposit accounts, rental income from premises and other income. Other income totaled approximately $29.9 million in 1999, $29.2 million in 1998 and $16.5 million in 1997. The increase in other income during 1998 was primarily due to an increase in fee income from deposits and other branch services due to the BoA acquisition.

Lending activities

General. Loans and mortgage/asset-backed securities of $5.2 billion represented 88.7% of total assets at December 31, 1999, compared to $4.9 billion, or 86.7%, and $4.9 billion, or 88.3%, at December 31, 1998 and 1997, respectively. ASB's loan portfolio consists primarily of conventional residential mortgage loans which are not insured by the Federal Housing Administration nor guaranteed by the Veterans Administration.

The following tables set forth the composition of ASB's loan and mortgage/asset-backed securities portfolio:

                                                                          December 31,
                                    ------------------------------------------------------------------------------------------
                                              1999                             1998                            1997
                                    ------------------------------------------------------------------------------------------
(dollars in thousands)               Balance        % of total       Balance        % of total       Balance        % of total
------------------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional...................      $2,896,058          55.85       $2,852,938          57.82%      $2,714,680          55.39%
Construction and development...          43,706           0.84           35,274           0.72           32,569           0.67
                                    ------------------------------------------------------------------------------------------
                                      2,939,764          56.69        2,888,212          58.54        2,747,249          56.06
Less
  Deferred fees and discounts..         (24,083)         (0.46)         (21,229)         (0.43)         (16,055)         (0.33)
  Undisbursed loan funds.......         (19,368)         (0.37)         (14,685)         (0.30)         (13,724)         (0.28)
  Allowance for loan losses....         (22,319)         (0.43)         (27,944)         (0.57)         (20,450)         (0.42)
                                    ------------------------------------------------------------------------------------------
Total real estate loans, net...       2,873,994          55.43        2,824,354          57.24        2,697,020          55.03
                                    ------------------------------------------------------------------------------------------

Other loans
Loans on deposits..............          14,496           0.28           16,836           0.34           17,473           0.36
Consumer and other loans.......         230,437           4.44          236,396           4.79          258,764           5.28
Commercial loans...............         106,098           2.05           94,045           1.91           88,315           1.80
                                    ------------------------------------------------------------------------------------------
                                        351,031           6.77          347,277           7.04          364,552           7.44
Less
  Deferred fees and discounts..               -          (0.00)              (7)         (0.00)             (14)         (0.00)
  Undisbursed loan funds.......            (118)         (0.00)         (16,592)         (0.34)         (16,211)         (0.33)
  Allowance for loan losses....         (13,029)         (0.25)         (11,835)         (0.24)          (9,500)         (0.19)
                                    ------------------------------------------------------------------------------------------
Total other loans, net.........         337,884           6.52          318,843           6.46          338,827           6.92
                                    ------------------------------------------------------------------------------------------

Mortgage/asset-backed
 securities, net of discounts..       1,973,146          38.05        1,791,353          36.30        1,865,027          38.05
                                    ------------------------------------------------------------------------------------------
 Total loans and
  mortgage/asset-backed
  securities, net..............      $5,185,024         100.00%      $4,934,550         100.00%      $4,900,874         100.00%
                                    ==========================================================================================

(1)  Includes renegotiated loans.

                                                                            December 31,
                                                        --------------------------------------------------------------
                                                                   1996                            1995
                                                        --------------------------------------------------------------
(dollars in thousands)                                  Balance       % of total             Balance        % of total
----------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional.........................................   $1,825,673         54.63%            $1,520,255          48.53%
Construction and development.........................       29,964          0.89                 29,650           0.95
                                                      ----------------------------------------------------------------
                                                         1,855,637         55.52              1,549,905          49.48
Less
 Deferred fees and discounts.........................      (17,759)        (0.53)               (15,244)         (0.49)
 Undisbursed loan funds..............................      (14,532)        (0.43)               (10,422)         (0.33)
 Allowance for loan losses...........................      (15,792)        (0.47)               (10,837)         (0.34)
                                                      ----------------------------------------------------------------
Total real estate loans, net.........................    1,807,554         54.09              1,513,402          48.32
                                                      ----------------------------------------------------------------

Other loans
Loans on deposits....................................       15,441          0.46                 15,688           0.50
Consumer and other loans.............................      167,007          5.00                146,443           4.67
Commercial loans.....................................       18,548          0.55                 20,560           0.66
                                                      ----------------------------------------------------------------
                                                           200,996          6.01                182,691           5.83
Less
 Deferred fees and discounts.........................          (23)        (0.00)                   (38)         (0.00)
 Undisbursed loan funds..............................       (3,086)        (0.09)                (6,175)         (0.20)
 Allowance for loan losses...........................       (3,413)        (0.10)                (2,079)         (0.07)
                                                      ----------------------------------------------------------------
Total other loans, net...............................      194,474          5.82                174,399           5.56
                                                      ----------------------------------------------------------------

Mortgage/asset-backed securities, net of discounts...    1,340,073         40.09              1,444,832          46.12
                                                      ----------------------------------------------------------------

 Total loans and mortgage/asset-backed
    securities, net..................................   $3,342,101        100.00%            $3,132,633         100.00%
                                                      ================================================================

(1)  Includes renegotiated loans.

ASB's net loan and mortgage/asset-backed securities portfolio increase in 1997 was primarily due to the purchase of $0.9 billion of Hawaii-based BoA loans and the purchase of $0.8 billion in mortgage/asset-backed securities, primarily in anticipation of the BoA acquisition.

Origination, purchase and sale of loans. Generally, loans originated and purchased by ASB are secured by real estate located in Hawaii. As of December 31, 1999, approximately $60.8 million of loans purchased from other lenders were secured by properties located in the continental United States. For additional information, including information concerning the geographic distribution of ASB's mortgage/asset-backed securities portfolio and the geographic concentration of credit risk, see Note 16 to HEI's Consolidated Financial Statements.

The amount of loans originated during 1999, 1998, 1997, 1996 and 1995 were $627 million, $631 million, $327 million, $498 million and $382 million, respectively. The demand for loans is primarily dependent on the Hawaii real estate market and loan refinancing activity. The increases in loans originated in 1998 from 1997 and in 1996 from 1995 were due primarily to higher refinancings. The decreases in loans originated in 1999 from 1998 and in 1997 from 1996 were due in part to a rise in interest rates and a slow Hawaii real estate market.

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

Construction and development lending. ASB provides both fixed and adjustable rate loans for the construction of one-to-four residential unit and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, all construction and development loans are priced higher than loans secured by completed structures. ASB's underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 1999, 1998 and 1997, construction and development loans represented 1.3%, 1.1% and 1.0%, respectively, of ASB's gross loan portfolio. See "Loan portfolio risk elements."

Multifamily residential and commercial real estate lending. Permanent loans secured by multifamily properties (generally apartment buildings), as well as commercial and industrial properties (including office buildings, shopping centers and warehouses), are originated by ASB for its own portfolio as well as for participation with other lenders. In 1999, 1998 and 1997, loans on these types of properties accounted for approximately 1.1%, 2.8% and 2.7%, respectively, of ASB's total mortgage loan originations. The objective of commercial real estate lending is to diversify ASB's loan portfolio to include sound, income-producing properties. Recently, however, ASB has de-emphasized the production of these types of loans.

Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB also offers VISA cards, automobile loans, general purpose consumer loans, home equity lines of credit, checking account overdraft protection and unsecured lines of credit. In 1999, 1998 and 1997, loans of these types accounted for approximately 5.2%, 0.2% and 7.7%, respectively, of ASB's total loan originations. In 1998, consumer loan originations decreased primarily due to the increased amount of first mortgage refinancings which reduced demand for home equity lines of credit.

Corporate banking/commercial lending. ASB is authorized to make both secured and unsecured corporate banking loans to business entities. This lending activity is designed to diversify ASB's asset structure, shorten maturities, provide rate sensitivity to the loan portfolio and attract business checking deposits. ASB acquired $56.9 million of corporate banking loans from BoA in 1997 and has developed a larger corporate banking department. As of December 31, 1999, 1998 and 1997, corporate banking loans represented 3.6%, 2.8% and 2.8%, respectively, of ASB's total net loan portfolio.

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

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified in a real estate owned account until it is sold. ASB's real estate acquired in settlement of loans represented 0.08%, 0.10% and 0.07% of total assets at December 31, 1999, 1998 and 1997, respectively.

In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are over 90 days past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (renegotiated loans). ASB had no loans which were over 90 days past due on which interest was being accrued as of the dates presented in the table below. The level of nonaccrual and renegotiated loans represented 2.3%, 3.1%, 2.4%, 2.5% and 1.7%, of ASB's total net loans outstanding at December 31, 1999, 1998, 1997, 1996 and 1995, respectively. The following table sets forth certain information with respect to nonaccrual and renegotiated loans as of the dates indicated:

                                                                            December 31,
                                              ----------------------------------------------------------------------
(in thousands)                                      1999          1998          1997          1996          1995
--------------------------------------------------------------------------------------------------------------------
Nonaccrual loans--
Real estate
 1-4 unit residential.........................       $43,750       $47,565       $36,812       $23,700       $11,555
 Income property..............................        18,747        29,456        29,955        19,832        13,820
                                                   -----------------------------------------------------------------
Total real estate.............................        62,497        77,021        66,767        43,532        25,375
Commercial....................................         2,192         2,030           776           937            11
Consumer......................................         3,777         6,454         4,266         2,586         1,680
                                                   -----------------------------------------------------------------
Total nonaccrual loans........................       $68,446       $85,505       $71,809       $47,055       $27,066
                                                   =================================================================

Renegotiated loans not included above--
Real estate
 1-4 unit residential.........................       $   876       $ 1,705       $ 2,264       $ 3,211       $ 1,053
 Income property..............................         5,154        10,559             -             -             -
 Commercial...................................             -             -             -             -             -
                                                   -----------------------------------------------------------------
Total renegotiated loans......................       $ 6,030       $12,264       $ 2,264       $ 3,211       $ 1,053
                                                   =================================================================

ASB's policy generally is to place mortgage loans on a nonaccrual status (i.e., interest accrual is suspended) when the loan becomes 90 days past due or on an earlier basis when there is a reasonable doubt as to its collectability. Loans on nonaccrual status amounted to $68.4 million (2.1% of total loans), $85.5 million (2.6% of total loans), $71.8 million (2.3% of total loans), $47.1 million (2.3% of total loans) and $27.1 million (1.6% of total loans) at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

From 1995 through 1998, the increases in nonaccrual loans were a result of Hawaii's weak economy. In 1996, the $20.0 million increase in nonaccrual loans was attributable primarily to a single real estate developer with residential, commercial real estate and commercial loans totaling approximately $16.5 million that were restructured during 1996. In 1997, the $24.8 million increase in nonaccrual loans included a $13.1 million increase in nonaccruing, smaller balance residential loans and a $10.1 million increase in nonaccruing, income property real estate loans. In 1998, the $13.7 million increase in nonaccrual loans was primarily due to a $10.3 million increase in nonaccruing, smaller balance residential loans. In 1999, the $17.0 million decrease in nonaccrual loans was primarily due to increased charge-offs and lower delinquencies.

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

The following table presents the changes in the allowance for loan losses for the years indicated.

                                                                             Years ended December 31,
                                                  ---------------------------------------------------------------------------
(dollars in thousands)                                   1999           1998           1997           1996           1995
-----------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of year......       $39,779        $29,950        $19,205        $12,916         $ 8,793

Additions to provisions for losses................        16,500         13,802          6,934          7,631           4,887
Allowance for losses on loans acquired from BoA...             -              -          6,445              -               -

Net charge-offs
Real estate loans.................................        15,215          1,549            992            390              69
Other loans.......................................         5,716          2,424          1,642            952             695
                                                       ----------------------------------------------------------------------
Total net charge-offs.............................        20,931          3,973          2,634          1,342             764
                                                       ----------------------------------------------------------------------

Allowance for loan losses, end of year............       $35,348        $39,779        $29,950        $19,205         $12,916
                                                       ======================================================================

Ratio of net charge-offs during the year
    to average loans outstanding..................          0.66%          0.13%          0.12%          0.07%           0.04%
                                                       ======================================================================

ASB's ratio of provisions for loan losses during the year to average loans outstanding was 0.52%, 0.45%, 0.32%, 0.41% and 0.28% for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. In 1997, a nonspecific allowance for loan losses amounting to approximately $6.4 million was recorded in assigning acquisition cost to the loans receivable acquired from BoA. In 1999, ASB decreased its loss reserve by $4.4 million due to higher charge-offs and lower delinquencies. In 1999, management disposed of nonperforming loans at a loss, which resulted in higher charge-offs. In 1998, 1997 and 1996, to establish additional specific loss allowances and in response to a rising trend of delinquencies caused by Hawaii's weak economy, ASB increased its loss reserve by $9.8 million, $4.3 million and $6.3 million, respectively.

Investment activities

In recent years, ASB's investment portfolio consisted primarily of stock of the FHLB of Seattle, federal agency obligations and mortgage/asset-backed securities. In response to the then increasing interest rate environment, management decided to liquidate ASB's portfolio of securities held for trading in 1994. ASB recognized a one-time gain on sale of trading account securities in 1995 in accordance with implementation guidance provided in a Financial Accounting Standards Board special report. ASB did not maintain a portfolio of securities held for trading during 1997, 1998 or 1999.

ASB's investment portfolio, excluding mortgage/asset-backed securities to be held-to-maturity, consisted of a $73.8 million investment in FHLB stock of Seattle, a $71.5 million investment in collateralized debt obligations and a $41.5 million investment in federal agency obligations as of December 31, 1999. Investment in federal agency obligations amounted to $43.0 million and investment in FHLB stock amounted to $68.6 million as of December 31, 1998. Investment in U.S. Treasury securities amounted to $42.1 million and investment in FHLB stock amounted to $63.5 million as of December 31, 1997. The weighted-average rate on investments during 1999, 1998 and 1997 was 6.81%, 6.23% and 7.57%, respectively. The amount that ASB is required to invest in FHLB stock is determined by regulatory requirements. See "Regulation and other matters-- Savings bank regulation--Federal Home Loan Bank System."

Deposits and other sources of funds

General. Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from the receipt of interest and principal on outstanding loans receivable and mortgage/asset-backed securities, borrowings from the FHLB of Seattle, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities. In the last few years, securities sold under agreements to repurchase and advances from the FHLB have become significant sources of funds as the demand for deposits has decreased. Using higher cost sources of funds puts downward pressure on ASB's net interest income.

Deposits. ASB's deposits are obtained primarily from residents of Hawaii. In 1999, ASB had average deposits of $3.7 billion, with a net savings outflow of $478.5 million, excluding interest credited to deposit accounts, compared to a net savings outflow in 1998 of $174.1 million. In 1997, ASB had a net savings inflow of $21.9 million, excluding $1.7 billion in deposits assumed from BoA. The net savings outflows in 1999 and 1998 were partly due to competition from the equity market and management's decision not to pursue high-priced certificates of deposit. In addition, during 1999, $235.2 million of collateralized deposits were reclassified to securities sold under agreements to repurchase. In the three years ended December 31, 1999, ASB had no deposits placed by or through a broker.

The following table illustrates the distribution of ASB's average deposits and average daily rates by type of deposit for the years indicated. Average balances for a year have been calculated using the average of month-end balances during the year, with the average balances for 1997 reflecting the effect of the acquisition of most of BoA's Hawaii operations on December 6, 1997.

                                                                      Years ended December 31,
                     ------------------------------------------------------------------------------------------------------------
                                        1999                               1998                            1997
                     ------------------------------------------------------------------------------------------------------------
                                       % of     Weighted                  % of    Weighted                   % of     Weighted
                          Average     total     average      Average     total    average      Average      total     average
(dollars in thousands)     balance   deposits   rate %       balance    deposits   rate %      balance    deposits     rate %
--------------------------------------------------------------------------------------------------------------------------------
Passbook accounts....... $1,120,545    30.2%     2.31%      $1,152,048     29.8%    2.87%     $  899,368     38.7%       2.98%
Negotiable Order of
 Withdrawal accounts....    621,140    16.8      0.83          616,612     16.0     0.93         305,626     13.2        1.19

Money market account....    333,190     9.0      3.28          329,128      8.5     3.94          93,425      4.0        3.76
Certificate accounts....  1,631,875    44.0      4.80        1,762,758     45.7     5.13       1,026,007     44.1        5.38
                         -------------------------------------------------------------------------------------------------------
Total deposits.......... $3,706,750   100.0%     3.25%      $3,860,546    100.0%    3.68%     $2,324,426    100.0%       3.83%
                         =======================================================================================================

At December 31, 1999, ASB had $404 million in certificate accounts of $100,000 or more, maturing as follows:

(in thousands)                                                                              Amount
-------------------------------------------------------------------------------------------------------
Three months or less.................................................................          $144,537
Greater than three months through six months.........................................            79,485
Greater than six months through twelve months........................................           147,120
Greater than twelve months...........................................................            32,810
                                                                                     ------------------
                                                                                               $403,952
                                                                                     ==================

Borrowings. ASB obtains advances from the FHLB of Seattle provided certain standards related to creditworthiness have been met. Advances are secured under a blanket pledge of the common stock ASB owns in the FHLB, mortgage/asset-backed securities and certain notes held by ASB and the mortgages securing them. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Seattle.

At December 31, 1999, 1998 and 1997, advances from the FHLB amounted to $1.2 billion, $806 million and $736 million, respectively. The weighted-average rates on the advances from the FHLB outstanding at December 31, 1999, 1998 and 1997 were 6.25%, 6.17% and 6.26%, respectively. The maximum amount outstanding at any month-end during 1999, 1998 and 1997 was $1.2 billion, $831 million and $941 million, respectively. Advances from the FHLB averaged $965 million, $779 million and $701 million during 1999, 1998 and 1997, respectively, and the approximate weighted-average rate thereon was 6.07%, 6.25% and 6.32%, respectively. During 1999 and 1998, increased advances were needed to support loan originations and purchases of mortgage/asset-backed securities. During 1997, increased advances from the FHLB were needed to support investment activities. In anticipation of the BoA acquisition in 1997, ASB acquired approximately $0.8 billion in mortgage/asset-backed securities which were temporarily funded in part by advances from the FHLB.

Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the consolidated statements of financial condition. The securities underlying the agreements to repurchase continue to be reflected in the asset accounts. At December 31, 1999, 1998 and 1997, the entire outstanding amounts under these agreements of $661 million (including accrued interest of $3.0 million), $524 million (including accrued interest of $1.5 million) and $387 million (including accrued interest of $0.9 million), respectively, were to purchase identical securities. The weighted-average rates on securities sold under agreements to repurchase outstanding at December 31, 1999, 1998 and 1997 were 5.58%, 5.33% and 5.66%, respectively. The maximum amount outstanding at any month-end during 1999, 1998 and 1997 was $661 million, $652 million and $765 million, respectively. Securities sold under agreements to repurchase averaged $540 million, $487 million and $561 million during 1999, 1998 and 1997, respectively, and the approximate weighted-average interest rate thereon was 5.24%, 5.39% and 5.58%, respectively.

The following table sets forth information concerning ASB's advances from FHLB and other borrowings at the dates indicated:

                                                                                  December 31,
                                                          --------------------------------------------------------
(dollars in thousands)                                             1999               1998               1997
------------------------------------------------------------------------------------------------------------------
Advances from FHLB........................................        $1,189,081         $  805,581         $  736,474
Securities sold under agreements to repurchase............           661,215            523,800            386,692
                                                          --------------------------------------------------------
Total borrowings..........................................        $1,850,296         $1,329,381         $1,123,166
                                                          ========================================================

Weighted-average rate.....................................              6.01%              5.84%              6.06%
                                                          ========================================================

Competition

The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of locations, hours and perceptions of the institution's financial soundness and safety. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. In Hawaii, there were 3 thrifts, 11 FDIC-insured banks and 107 credit unions at September 30, 1999. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. To meet competition, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, convenient branch locations with interbranch deposit and withdrawal privileges at each branch and approximately 140 convenient automated teller machines. ASB also conducts advertising and promotional campaigns.

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

In recent years, there has been significant bank and thrift merger activity in Hawaii. Management cannot predict the impact, if any, of these mergers on the Company's future competitive position, results of operations, financial condition or liquidity.

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

In December 1998, the National Credit Union Administration voted to adopt final rules to implement the Credit Union Membership Access Act. The new rules appear to favor the creation of larger credit unions by facilitating the merger of credit unions with fewer than 3,000 members. Several members of the House Banking Committee criticized the new rules as disregarding Congressional intent and indicated further legislation is possible. The American Bankers Association has also filed a suit challenging the new rules. A motion filed by the American Bankers Association in the suit for a preliminary injunction was denied, but the suit has not been finally resolved. It is too early to evaluate whether these developments will result in increased competition for ASB by credit unions.

International power--HEI Power Corp.
------------------------------------

HEIPC was formed in March 1995 and its subsidiaries (collectively, the HEIPC Group) have been and will be formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific.

The success of any project undertaken by the HEIPC Group in foreign countries will be dependent on many factors, including the economic, political, technological, regulatory and logistical circumstances surrounding each project, the nature of and parties to purchased power agreements, currency exchange rate fluctuations and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by the HEIPC Group will be successfully completed or that the HEIPC Group's investment in any such project will not be lost, in whole or in part.

HEI Investments, Inc.

In January 2000, HEI Investment Corp. (HEIIC), incorporated in May 1984 primarily to make passive investments in corporate securities and other long-term investments, changed its name to HEI Investments, Inc. (HEIII). HEIII is not an "investment company" under the Investment Company Act of 1940 and has no direct employees. In February 2000, HEIII became a subsidiary of HEIPC and part of the HEIPC Group.

HEIII's long-term investments currently consist primarily of investments in leveraged leases and an investment in the Philippines. HEIII has a 15% ownership interest in an 818 MW coal-fired generating unit in Georgia, which is subject to a leveraged lease agreement. In 1987, HEIIC (now HEIII) purchased commercial buildings on leasehold properties located in the continental United States, along with the related lease rights and obligations. These leveraged, purchase-leaseback investments included two major buildings housing operations of Hershey Foods in Pennsylvania and five supermarkets leased to The Kroger Co. in various states. On March 6, 2000, a subsidiary of HEIII acquired a 50% interest in El Paso Philippines Holding Company, Inc. (EPHC), which is an indirect subsidiary of El Paso Energy Corporation, for $87 million plus up to an additional $6 million of payments that are contingent upon future performance. EPHC owns approximately 91.7% of the common shares of East Asia Power Resources Corporation, a publicly traded Philippine holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities, fired by bunker fuel oil, with total installed capacity of approximately 390 MW.

For a further discussion of the HEIPC Group, its operating losses, projects, investments and commitments, see the "International power" section in HEI's MD&A and Note 5 to HEI's Consolidated Financial Statements.

Other
-----

HEI Properties, Inc.
--------------------

HEIDI Real Estate Corp. was formed in February 1998. In September 1999, its name was changed to HEI Properties, Inc. (HEIPI) and HEIDI transferred ownership of HEIPI to HEI. HEIPI currently holds an investment in Utech Venture Capital Corporation and an investment in HMS Hawaii, a Hawaii limited partnership. It is expected that HEIPI will also hold real estate and related assets.

HEI Leasing, Inc.
------------------

HEI Leasing, Inc. was formed in February 2000 to own passive investments and real estate subject to leases.

The Old Oahu Tug Service, Inc.
------------------------------

On November 10, 1999, Hawaiian Tug & Barge Corp. changed its name to The Old Oahu Tug Service, Inc. (TOOTS). Prior to that date, HTB was the parent of Young Brothers, Limited. In November 1999, HTB sold substantially all of its operating assets and YB. HTB and its wholly owned subsidiary, YB, had been acquired by HEI in 1986. HTB had provided marine transportation services in Hawaii and the Pacific area, including charter tug and barge and harbor tug operations. YB, which is a regulated interisland cargo carrier, transports general freight and containerized cargo by barge on a regular schedule between all major ports in Hawaii.

Discontinued operations
-----------------------

For information concerning the Company's discontinued residential real estate development business conducted by MPC and its subsidiaries and its discontinued property and casualty insurance operations formerly conducted by HIG, see Note 17 to HEI's Consolidated Financial Statements. Also see Item 3, "Legal proceedings--Discontinued operations."

Regulation and other matters
----------------------------

Holding company regulation

HEI and HECO are holding companies within the meaning of the Public Utility Holding Company Act of 1935 (1935 Act). However, under current rules and regulations, they are exempt from the comprehensive regulation of the SEC under the 1935 Act except for Section 9(a)(2) (relating to the acquisition of securities of other public utility companies) through compliance with certain annual filing requirements under the 1935 Act for holding companies which own utility businesses that are intrastate in character. The exemption afforded HEI and HECO may be revoked if the SEC finds that such exemption "may be detrimental to the public interest or the interest of investors or consumers." HEI and HECO may own or have interests in foreign utility operations without adversely affecting this exemption so long as the requirements of other exemptions under the 1935 Act are satisfied. HEI has obtained the PUC certification which is a prerequisite to obtaining an exemption for foreign utility operations and to the Company's maintenance of its exemption under the 1935 Act if it acquires such ownership interests. In 1996, HEI filed with the SEC a Form U-57, "Notification of Foreign Utility Company Status," on behalf of HEI Power Corp. Guam (for the HEIPC Group's Guam project). In 1998, HEI filed two Forms U-57 on behalf of Baotou Tianjiao Power Co., Ltd. (for the HEIPC Group's China project) and on behalf of Cagayan Electric Power & Light Co., Inc. (for the HEIPC Group's investment in that entity). In March 2000, HEI filed a Form U-57 on behalf of East Asia Power Resources Corporation (for the HEIPC Group's investment in that entity).

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

OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. Such restrictions, if applicable to HEI and HEIDI, would significantly limit the kinds of activities in which HEI and HEIDI and their subsidiaries may engage. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the qualified thrift lender (QTL) test discussed below. See "Savings bank regulation--Qualified thrift lender test." ASB must continue to meet the qualified thrift lender test in order to avoid restrictions on the activities of HEI and HEIDI and their subsidiaries which could result in a need to divest ASB. ASB met the QTL test at all times during 1999.

HEI and HEIDI are prohibited, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another insured institution or holding company thereof, without prior written OTS approval; (ii) acquiring more than 5% of the voting shares of another savings association or savings and loan holding company which is not a subsidiary; or (iii) acquiring or retaining control of a savings association not insured by the FDIC. No director or officer of HEI or HEIDI, or person beneficially owning more than 25% of such holding company's voting shares, may, except with the prior approval of the OTS, (a) also serve as director, officer, or employee of any insured institution or (b) acquire control of any savings association not a subsidiary of such holding company. ASB received the requisite OTS approval for its assumption of substantially all of the Hawaii deposit liabilities of BoA and the acquisition of most of BoA's Hawaii branches and certain of its Hawaii-based loans, which transactions were closed effective December 6, 1997.

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

The abilities of certain of HEI's subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization, the electric utility subsidiaries would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. The consolidated common stock equity of HEI's electric utility subsidiaries was 51% of their total capitalization (including the current maturities of long-term debt, but excluding short-term borrowings) as of December 31, 1999. As of December 31, 1999, HECO and its subsidiaries had net assets of $806 million, of which approximately $420 million were not available for transfer to HEI without regulatory approval.

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

As a Tier-1 institution (one that meets its capital requirements and has not been notified by the OTS that it is in need of more than normal supervision), ASB may make capital distributions in amounts up to one-half of ASB's surplus capital (the amount of its capital in excess of its capital requirement) at the beginning of a calendar year, plus its year-to-date net income for that calendar year. ASB, as a Tier-1 institution, may exceed the foregoing limits if ASB provides a thirty-day advance notice to the OTS and receives no objection within thirty days. However, even in the case of distributions within the permissible limits, a thirty day advance notice to the OTS is required.

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

In January 1993, to address community concerns expressed at the time, HECO proposed that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. The PUC opened a docket and initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices had resulted in or were having any negative effects on HECO, its electric utility subsidiaries and ratepayers. In May 1994, the PUC selected a consultant, Dennis Thomas and Associates, to perform the review. In early 1995, Dennis Thomas and Associates issued its report (the Thomas report) to the PUC. The Thomas report concluded that "on balance, diversification has not hurt electric ratepayers." Other major findings were that (1) no utility assets have been used to fund HEI's nonutility investments or operations, (2) management processes within the electric utilities operate without interference from HEI and (3) HECO's access to capital did not suffer as a result of HEI's involvement in nonutility activities and that diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by HECO's utility customers. The Thomas report also included a number of recommendations, most of which the Company has implemented. In December 1996, the PUC issued an order that adopted the Thomas report in its entirety, ordered HECO to continue to provide the PUC with status reports on its compliance with the PUC agreement (pursuant to which HEI became the holding company of HECO) and closed the investigation and proceeding. The PUC has not required that the Company implement all of the recommendations in the Thomas report. In the order, the PUC also stated that it adopted the recommendation of the DOD that HECO, MECO and HELCO present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove such effects from the cost of capital. In its rate increase application filed in the first quarter of 1998, MECO provided an affidavit of a consultant retained by Dennis Thomas and Associates for the review. The consultant stated that "the methodology used to establish the allowed rate of return for electric utility operations inherently avoids any bias which might be introduced by HEI's diversified activities," and further stated that the findings of the comprehensive review conducted for the Thomas report with respect to the availability and cost of capital to HEI and its utility subsidiaries would not be expected to be materially different from those adopted by the PUC in December 1996. A similar affidavit was provided with HELCO's rate increase application filed in October 1999. See also "Holding company regulation."

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

Institutions that are "well capitalized" under the FDIC's prompt corrective action regulations are generally able to provide "pass-through" insurance coverage (i.e., insurance coverage that passes through to each owner/beneficiary of the applicable deposit) for the deposits of most employee benefit plans (i.e., $100,000 per individual participating, not $100,000 per plan). Consequently, the FDIC deposit insurance regulations require financial institutions to provide employee benefit plan depositors information, not otherwise available, on the institution's capital category and whether "pass-through" deposit insurance is available. As of December 31, 1999, ASB was "well capitalized."

Federal thrift charter. In November 1999, Congress passed the Gramm-Leach-Bliley Act (the Act). The Act repeals the Depression Era Glass-Steagall Act so that banks, insurance companies and investment firms can compete directly against each other, thereby allowing "one-stop shopping" for an array of financial services. Although the Act does further restrict the creation of so-called "unitary savings and loan holding companies" (i.e., companies such as HEI whose subsidiaries include one or more savings associations and one or more nonfinancial subsidiaries), the unitary savings and loan holding company relationship among HEI, HEIDI and ASB is "grandfathered" under the Act so that HEI and its subsidiaries will be able to continue to engage in their current activities. It is too early to assess the net effect of the Act on ASB's competitive position. On the one hand, the availability of "one-stop shopping" for financial services might increase competitive pressures on ASB. On the other hand, the restriction on the creation of new unitary savings and loan association holding companies may decrease competitive pressure by reducing the incentive to create new thrifts. Under the Act, any proposed acquisition of ASB would have to satisfy applicable statutory and regulatory requirements and potential acquirers of ASB would most likely be limited to companies that are already qualified as, or capable of qualifying as, either a traditional savings and loan association holding company or a bank holding company, or as one of the newly authorized financial holding companies permitted under the Act.

In addition to its effects upon competition, the Act might result in increased costs for ASB. For example, the Act imposes on financial institutions an obligation to protect the security and confidentiality of its customers' nonpublic personal information, and directs, among others, the FDIC and the OTS to establish "appropriate standards" to protect such information and the use thereof. Proposed rules establishing such standards have been published by the regulatory agencies. The period for public comment on the proposed rules expires on March 31, 2000. ASB currently has in place a policy concerning customer privacy and believes that any additional compliance costs would not be significant.

By law, the Financing Corporation's assessment rate on deposits insured by the Bank Insurance Fund had to be one-fifth the rate on deposits insured by the Savings Association Insurance Fund until January 1, 2000. Currently, the FICO interest obligations for both banks and thrifts are identical, at a rate of 2.12 cents per $100 of deposits. See "Deposit-insurance premiums and regulatory developments" in Note 4 to HEI's Consolidated Financial Statements and page 39 of HEI's MD&A.

Capital requirements. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), the OTS has set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. As of December 31, 1999, ASB was in compliance with all of the minimum standards with a core capital ratio of 5.7% (compared to a 3% requirement), a tangible capital ratio of 5.7% (compared to a 1.5% requirement) and risk-based capital ratio of 11.0% (based on risk-based capital of $345.3 million, $93.6 million in excess of the 8% requirement).

Effective April 1, 1999, the OTS revised its risk-based capital standards as part of the effort by the OTS, FDIC, the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency to implement the provisions of the Riegle Community Development and Regulatory Improvement Act of 1994, which requires these agencies to work together to make uniform their respective regulations and guidelines implementing common statutory or supervisory policies. These OTS revisions affect the risk-based capital treatment of: (1) construction loans on presold residential properties; (2) junior liens on 1- to 4-family residential properties; (3) investments in mutual funds; and (4) the core capital leverage ratio for institutions which do not have a composite rating of "1" under the Uniform Financial Institution Rating System (i.e., the CAMELS rating system). Under the new rules, an institution with a composite rating of "1" under the CAMELS rating system must maintain core capital in an amount equal to at least 3% of adjusted total assets. All other institutions must maintain a minimum core capital of 4% of adjusted total assets, and higher capital ratios may be required if warranted by particular circumstances. As of December 31, 1999, ASB met the minimum core capital requirement of 4% of adjusted total assets.

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

The new rules have required ASB to revise its internal procedures for handling financial derivative transactions, including increased involvement of the ASB board of directors in authorizing and monitoring such transactions.

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

Prompt corrective action. FDICIA establishes a statutory framework that is triggered by the capital level of a savings association and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The OTS rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized."

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

Interest rates. FDIC regulations restrict the ability of financial institutions that are not "well capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 1999, ASB was "well capitalized" and thus not subject to these interest rate restrictions.

Qualified thrift lender test. FDICIA amended the QTL test provisions of FIRREA by reducing the percentage of assets thrifts must maintain in "qualified thrift investments" from 70% to 65%, and changing the computation period to require that the percentage be reached on a monthly average basis in nine out of the previous 12 months. The 1997 Omnibus Appropriations Act expanded the types of loans that constitute "qualified thrift investments" from the traditional category of housing-related loans to include small business loans, education loans, loans made through credit card accounts, as well as a basket of other consumer loans and certain other types of assets not to exceed

20% of total assets. Savings associations that fail to satisfy the QTL test by not holding the required percentage of "qualified thrift investments" are subject to various penalties, including limitations on their activities. Failure to satisfy the QTL test would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries and could effectively result in the required divestiture of ASB. At all times during 1999, ASB was in compliance with the QTL test. See "Holding company regulation."

Federal Home Loan Bank System. ASB is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB System provides a central credit facility for member institutions. ASB, as a member of the FHLB of Seattle, is required to own shares of capital stock in the FHLB of Seattle in an amount equal to the greater of 1% of ASB's aggregate unpaid residential loan principal at the beginning of each year, 0.3% of total assets or 5% of FHLB advances outstanding. Historically, the FHLBs have served the central liquidity facilities for savings associations and sources of long-term funds for financing housing. As a consequence of the recent Gramm-Leach-Bliley Act, the requirement that FHLB members have at least 10% of their assets in residential mortgage loans has been eliminated for so-called community financial institutions (i.e., financial institutions with assets of less than $500 million), and FHLBs have been authorized to act as sources of long-term funds for such community financial institutions for loans to small businesses, small farms and small agri-businesses. Because ASB is not a community financial institution, long-term advances to ASB may only be made for the purpose of providing funds for financing residential housing. At such time as an advance is made to ASB or renewed, it must be secured by collateral from one of the following categories:
(1) fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. Government or any agency thereof; (3) FHLB deposits; and (4) other real estate-related collateral that has a readily ascertainable value and with respect to which a security interest can be perfected. The aggregate amount of outstanding advances secured by such other real estate-related collateral may not exceed 30% of the member's capital.

As a result of the Gramm-Leach-Bliley Act, many smaller financial institutions are expected to join the FHLB System, and the Federal Housing Finance Board is required to formulate new regulations prescribing uniform capital standards applicable to each of the 12 regional FHLBs. These new regulations will include risk-based capital standards requiring each FHLB to maintain permanent capital in an amount that is sufficient to meet credit risk and market risk. As of the end of February 2000, these new regulations had not yet been published. Once these new regulations have been published, the boards of each of the regional FHLBs are required to formulate and submit for Federal Housing Finance Board approval a plan to meet the minimum capital standards included in the regulations. Because of the uncertainty resulting from prospective admission to the FHLB System of community financial institutions and the new purposes for which these community financial institutions are permitted to obtain advances from FHLB regional banks, as well as because the Federal Housing Finance Board has not yet published its new regulations, it cannot be known at this time what impact the ultimate plan formulated by the FHLB of Seattle might have on ASB.

Community Reinvestment. In 1977, Congress enacted the Community Reinvestment Act (CRA) to ensure that banks and thrifts help meet the credit needs of their communities, including low- and moderate-income areas, consistent with safe and sound lending practices. The OTS will consider ASB's CRA record in evaluating an application for a new deposit facility, including the establishment of a branch, the relocation of a branch or office, or the acquisition of an interest in another bank or thrift. ASB received a CRA rating of "outstanding" from the OTS in December 1997 and such rating had not changed as of March 13, 2000.

The recently enacted Gramm-Leach-Bliley Act included a so-called "sunshine amendment" to the CRA which requires, among other things, the disclosure of loans and other payments made after November 12, 1999 to community groups by financial institutions to satisfy the CRA. After May 12, 2000, the financial institution must report how community groups use the proceeds of such loans and other payments. The Act directs the regulatory agencies, including the FDIC and the OTS, to prescribe procedures designed to ensure and monitor compliance with the "sunshine amendment." As of the end of February 2000, proposed rules had not been published, and it cannot be known at this time whether the rules eventually adopted by the regulatory authorities might impose additional compliance costs on ASB.

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

In August 1996, federal legislation was enacted that repealed the percentage of taxable income method of tax accounting for bad debt reserves used by ASB and other "large" thrift institutions. In place of this bad debt reserve method, ASB is required to use the specific charge-off method used by most other businesses. These rules are generally effective for taxable years beginning after 1995. The related transaction rules eliminate the potential recapture of federal income tax deductions arising from the bad debt reserve created prior to 1988. Only post-1987 reserve net additions are subject to recapture into taxable income ratably over a six-year period, beginning in 1997. As of December 31, 1996, ASB had a deferred tax liability of approximately $4.8 million for its post-1987 reserve.

Environmental regulation

HEI and its subsidiaries are subject to federal and state statutes and governmental regulations pertaining to water quality, air quality and other environmental factors.

Water quality controls. As part of the process of generating electricity, water used for condenser cooling of the electric utility subsidiaries' steam electric generating stations is discharged into ocean waters or into underground injection wells. The subsidiaries are periodically required to obtain permits from the DOH in order to be allowed to discharge the water, including obtaining permit renewals for existing facilities and new permits for new facilities. The electric utility subsidiaries must obtain National Pollutant Discharge Elimination System permits from the DOH to allow wastewater and storm water discharges into state waters for their coastal generating stations and Underground Injection Control (UIC) permits for wastewater discharge to underground injection wells for one MECO facility and several HELCO facilities.

The Federal Oil Pollution Act of 1990 (OPA) governs actual or threatened oil releases in navigable U.S. waters (inland waters and up to three miles offshore) and waters of the U.S. exclusive economic zone (up to 200 miles to sea from the shoreline). Responsible parties under OPA are jointly, severally and strictly liable for oil removal costs incurred by the federal government or the state and damages to natural resources and real or personal property. Responsible parties include vessel owners and operators. OPA imposes fines and jail terms ranging in severity depending on how the release was caused. OPA also requires that responsible parties submit certificates of financial responsibility sufficient to meet the responsible party's maximum limited liability. Under the terms of the agreement for the sale of YB, HEI and TOOTS have certain indemnity obligations, including obligations with respect to the Honolulu Harbor investigation (see Note 3 to HEI's Consolidated Financial Statements) and certain environmental obligations arising from conditions existing prior to the sale of YB.

In April 1997, HECO, on behalf of HELCO, notified the DOH that it became aware that industrial oily wastewater was discharging into HELCO's Waimea facility's dry well system in noncompliance with the facility's UIC permit. The discharge of oily wastewater was stopped and, in May 1997, a written incident report was submitted to the DOH. The DOH issued a Notice of Apparent Violation. The well was cleaned and, in January 1998, the DOH issued an NOV imposing a civil penalty fine on HELCO of $36,000, which HELCO paid. The DOH then closed this case. In January 1999, however, oil was re-discovered in the dry well and the DOH was notified. The reappearance of oil in the well is believed to be related to seepage of residual subsurface oil into the well due to heavy rainfall. The well was cleaned out and is being monitored. A status report was submitted to the DOH in February 1999 and no further action had been taken on the matter by the DOH as of March 13, 2000.

Air quality controls. The generation stations of the utility subsidiaries operate under air pollution control permits issued by the DOH and, in a limited number of cases, by the EPA. The entire electric utility industry is affected by the 1990 Amendments to the Clean Air Act. Hawaii utilities may be affected by the air toxics provisions (Title III) when the Maximum Allowable Control Technology (MACT) emission standards are proposed for generation units. Hawaii utilities are affected by the operating permit provisions (Title V). On November 26, 1993, the DOH adopted implementing regulations which required submission of permit applications during 1994 for existing sources. All applications were filed in 1994 as required and supplementary information was filed for certain applications during 1995-1999. Title V permits have been issued for Honolulu, Maalaea, Lanai City, Miki Basin, Hill-Kanoelehua, Kahului and Palaau Power Plants. Several other Title V permits are still pending.

Initial source tests in December 1989 and subsequent retesting for HELCO's CT-2 generating unit indicated particulate emissions above permitted levels. Following analysis, HECO (on behalf of HELCO) proposed in November 1990 that the permitted particulate limit be increased. By letter dated April 13, 1992, the EPA concurred that revision is warranted. The DOH issued an NOV on August 17, 1992 for the noncomplying emissions. HECO and HELCO worked with the DOH, the manufacturer and a consultant to determine an appropriate new emission limit for particulates as well as oxides of nitrogen. In accordance with discussions with the DOH, CT-2 continues to operate pending issuance of a revised permit. On January 20, 1998, the DOH issued an NOV to HELCO for noncomplying emissions from March 16, 1993 through December 20, 1994 and from March 22, 1996 through November 6, 1997. HELCO paid fines totaling $22,100 in the settlement of both the 1992 and 1998 NOVs. Unit CT-2 is currently operating within all permit limits by virtue of its having passed its November 1997, November 1998 and July 1999 source tests. The DOH has prepared a draft permit for CT-2 with revised limits for emissions of particulates and nitrogen oxides and will be scheduling a public hearing.

For other air permit issues relating to HELCO, see the previous discussion under "HELCO power situation--PSD permit."

On July 16, 1997, the EPA adopted national ambient air quality standards for certain particulate matter and ozone. The new standards were remanded back to the EPA in May 1999 by a Federal Appeals Court decision. The EPA's request for a rehearing was denied by the Court in October 1999. In January 2000, the EPA filed an appeal to the U.S. Supreme Court. The eventual impact of these new standards on the Company is not known at this time.

Hazardous waste and toxic substances controls. The operations of the electric utility and former freight transportation subsidiaries are subject to regulations promulgated by the EPA to implement the provisions of the Resource Conservation and Recovery Act (RCRA), the Superfund Amendments and Reauthorization Act and the Toxic Substances Control Act. The DOH has been working towards obtaining primacy to operate state-authorized RCRA (hazardous waste) programs. The DOH finalized RCRA administrative rules in mid-June 1994, with the rules becoming effective on June 18, 1994. The DOH's state contingency plan and the State of Hawaii Environmental Response Law (ERL) rules were adopted in August 1995.

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

On September 30, 1999, HECO received two NOVs from EPA Region IX for alleged improper storage of lead paint chips, waste paints, thinners, and resins at the Kahe and Waiau power plants. Although the quantity of waste was low, penalties were assessed for multiple days of storage beyond allowable RCRA time limits. Monetary penalties in the amounts of $54,725 for Kahe and $61,325 for Waiau were agreed to in Consent Agreement/Final Orders (CA/FO) and paid by HECO in December 1999.

By letter dated September 30, 1999, HECO received a NOV from the DOH for alleged storage of hazardous waste in the sludge drying bed at Kahe power plant without a permit. Previously, in March of 1999, HECO had voluntarily notified the EPA and the DOH upon discovering unusually high levels of selenium in the drying bed. The source of the selenium was unexplained, as all sludge had been tested and documented as nonhazardous prior to being placed into the drying bed. Following notification of the EPA and the DOH, HECO initiated an investigation to characterize the site and to determine the source of the contamination, and submitted a proposed corrective action plan to the DOH in April 1999. The source of the selenium remains unknown. The NOV identified the DOH's desired revisions to the corrective action plan. Revisions were completed and submitted to the DOH in October 1999, and in November 1999, HECO received written approval from the DOH to implement the corrective action plan. Cleanup of the drying bed was completed on January 14, 2000. Although no monetary penalty was imposed, cleanup costs are estimated to be approximately $75,000. HECO is also preparing a sludge management plan to minimize any recurrence.

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

The DOH conducted UST inspections at HELCO's Kona and Kanoelehua operations centers (May 1998); MECO's Kahului T&D baseyard (June 1998); and HECO's Waiau power plant (August 1998), Koolau Baseyard (August 1998) and Kahe power plant (September 1998). Both HELCO facilities were found to be operating in compliance with UST regulations. The DOH subsequently issued NOVs for alleged deficiencies in compliance with UST requirements for MECO's and HECO's facilities. MECO received an NOV in July 1998 for the Kahului baseyard. MECO completed corrective measures and submitted its verification of compliance status to the DOH in March 1999. The DOH issued NOVs to HECO for the Koolau and Kahe facilities in December 1998, and for the Waiau facility in January 1999. Corrective measures were completed and certifications of compliance status were submitted to the DOH for Koolau and Kahe in January 1999, and Waiau in February 1999. Additional enforcement actions by the DOH are not anticipated at this time.

In removing an existing UST system during a tank replacement project in October 1999, petroleum contamination was found beneath the fuel dispenser system at HELCO's Kanoelehua Baseyard. A release notification letter was submitted to the DOH on October 20, 1999. Approximately 350 cubic yards of clean soil and 83 cubic yards of impacted soil were excavated and disposed of at the West Hawaii Sanitary Landfill. A UST closure report was submitted to the DOH on January 14, 2000. There remains some subsurface contamination. The DOH subsequently issued a letter in January 2000 requiring the further delineation of contaminated soils and determination of the need for a ground water monitoring well. A Short Term Release Report is also being finalized for submittal to the DOH. To date, contamination-related cleanup costs are estimated at $250,000.

The Emergency Planning and Community Right-to-Know Act under Superfund Amendments and Reauthorization Act Title III requires HECO, MECO and HELCO to report potentially hazardous chemicals present in their facilities in order to provide the public with information on these chemicals so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. All HECO, MECO and HELCO facilities are in compliance with applicable annual reporting requirements to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments. In September 1995, the EPA published a notice of proposed rule making to expand the types of industries required to file annual Toxics Release Inventory reports (i.e., to report facility releases of toxic chemicals). The final rule, issued on May 1, 1997, includes the steam electric category (effective January 1, 1998), which previously was exempt from Toxics Release Inventory reporting requirements. Facilities are implementing actions to comply with reporting requirements. Release reports for 1998 were filed with the EPA before the July 1, 1999 deadline.

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

For information regarding the investigation of the Honolulu Harbor area, see
Note 3 to HEI's Consolidated Financial Statements and Note 11 to HECO's Consolidated Financial Statements. The Technical Work Group submitted the Phase I report to the DOH in September 1999. Phase I work includes: 1) data assimilation, review and evaluation to characterize the extent of subsurface contamination and 2) data gap analysis to determine additional areas requiring investigation. A conceptual site model, including an assessment of probable exposure pathways, was also submitted for comments to the DOH in September 1999.

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

For information about environmental conditions at the power plant in Guam operated by HEI Power Corp. Guam, see the "International power" section in HEI's MD&A.

Securities ratings
------------------

As of March 13, 2000, the Standard & Poor's (S&P) and Moody's Investors Service's (Moody's) ratings of HEI's and HECO's securities were as follows:


                                                                                S&P                    Moody's
--------------------------------------------------------------------------------------------------------------
HEI
---
Commercial paper..............................................................   A-2                    P-2
Medium-term notes.............................................................   BBB                    Baa2
HEI-obligated preferred securities of trust subsidiary........................   BB+                    baa3
HECO
----
Commercial paper..............................................................   A-2                    P-2
Revenue bonds (insured).......................................................   AAA                    Aaa
Revenue bonds (noninsured)....................................................   BBB+                   Baa1
HECO-obligated preferred securities of trust subsidiaries.....................   BBB-                   baa1
Cumulative preferred stock (selected series)..................................   nr                     baa2

nr  Not rated.

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

The revenue bonds in the above table are issued by the Department of Budget and Finance of the State of Hawaii for the benefit of HECO and its subsidiaries, but the source of their repayment are the unsecured obligations of HECO and its subsidiaries under loan agreements and notes issued to the Department, including HECO's guarantees of its subsidiaries' obligations. The payment of principal and interest due on several series of these revenue bonds are insured either by MBIA Insurance Corporation or by Ambac Assurance Corporation, and the ratings of those bonds are based on the ratings of the obligations of the bond insurer rather than HECO.

On March 7, 2000, S&P affirmed its ratings on HEI and HECO and, at the same time, revised its credit outlook on HEI and HECO to negative from stable. The revision "reflects HEI's plan to expand its investment in independent power and integrated energy projects in the Asia-Pacific region." In S&P's view, "growth of these unregulated operations will weaken the company's consolidated business risk profile." S&P stated that, "stronger earnings and cash flow will be needed to compensate for a riskier business position."

Research and development
------------------------

HECO and its subsidiaries expensed approximately $2.4 million, $2.2 million and $2.3 million in 1999, 1998 and 1997, respectively, for research and development. Contributions to the Electric Power Research Institute accounted for most of the expenses. There were also expenses in the areas of energy conservation, environmental and emissions controls, and expenses for studies relative to technologies that are applicable to HECO, its subsidiaries and their customers.

Employee relations
------------------

At December 31, 1999, the Company had 3,262 full-time employees, compared with 3,722 at December 31, 1998. The decrease in employees is primarily due to HTB's sale of its operating assets and YB. At December 31, 1999 and 1998, HEI had 51 and 49 full-time employees, respectively.

HECO

At December 31, 1999, HECO and its subsidiaries had 1,975 full-time employees, compared with 2,020 at December 31, 1998.

In August 1998, HECO, MECO and HELCO employees represented by the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, ratified new collective bargaining agreements covering approximately 63% of the employees of HECO, MECO and HELCO. The new collective bargaining agreements (including benefit agreements) cover a two-year period from November 1, 1998 through October 31, 2000. The main provisions of the agreements include noncompounded wage increases of 1.5% effective May 1, 1999 and 2.0% effective January 1, 2000, and lump sum payments of $350 or $500 per employee following ratification. The parties also signed an agreement committing to work towards resolving issues in order to succeed in a competitive environment and towards seeking improvements in efficiency and service while lowering costs, including changes in work practices and rules.

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

The electric utilities' overhead and underground transmission and distribution systems (with the exception of substation buildings and contents) have a replacement value roughly estimated at $2 billion and are uninsured because the amount of transmission and distribution system insurance available is limited and the premiums are extremely high.

HECO owns and operates three generating plants on the island of Oahu at
----
Honolulu, Waiau and Kahe, with an aggregate generating capability of 1,263 MW at December 31, 1999. The three plants are situated on HECO-owned land having a combined area of 535 acres and one 3 acre parcel of land under a lease expiring December 31, 2018. In addition, HECO owns a total of 126 acres of land on which are located substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility.

Electric lines are located over or under public and nonpublic properties. Most of HECO's leases, easements and licenses have been recorded.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, poles (fully owned or jointly owned) and steel or aluminum high voltage transmission towers. The transmission system operates at 46,000 and 138,000 volts. The total capacity of HECO's transmission and distribution substations was 6,527,540 kilovoltamperes at December 31, 1999.

HECO owns buildings and approximately 11.5 acres of land located in Honolulu which houses its operating, engineering and information services departments and a warehousing center. It also leases an office building and certain office spaces in Honolulu. The lease for the office building expires in November 2004, with an option to further extend the lease to November 2014. The leases for certain office spaces expire on various dates through November 30, 2007 with options to extend to various dates through November 30, 2017.

HECO owns 19.2 acres of land at Barbers Point used to situate fuel oil storage facilities with a combined capacity of 970,700 barrels. HECO also owns fuel oil tanks at each of its plant sites with a total maximum usable capacity of 844,600 barrels.

MECO owns and operates two generating plants on the island of Maui, at Kahului
----
and Maalaea, with an aggregate capability of 212.9 MW as of December 31, 1999. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 176,355 barrels. MECO also owns 65.7 acres of undeveloped land at Waena.

MECO's administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

MECO also owns and operates smaller distribution systems, generation systems (with an aggregate capability of 22.5 MW as of December 31, 1999) and fuel storage facilities on the islands of Lanai and Molokai, primarily on land owned by MECO.

HELCO owns and operates five generating plants on the island of Hawaii. These
-----
plants at Hilo (2), Waimea, Kona and Puna have an aggregate generating capability of 152.9 MW as of December 31, 1999 (excluding two small run-of-river hydro units, four 1 MW dispersed generators and one small windfarm). The plants are situated on HELCO-owned land having a combined area of approximately 43 acres. HELCO also owns 6 acres of land in Kona, which is used for a baseyard, and it leases 4 acres of land for its baseyard in Hilo. The lease expires in 2030. The deeds to the sites located in Hilo contain certain restrictions which do not materially interfere with the use of the sites for public utility purposes. HELCO leases 78 acres of land for the windfarm.

The properties of HELCO are subject to a first mortgage securing HELCO's outstanding first mortgage bonds, which amounted to $5 million as of December 31, 1999.

Savings bank
------------

ASB owns its executive office building located in downtown Honolulu and land and
---
an office building in the Mililani Technology Park on Oahu.

The following table sets forth certain information with respect to branches owned and leased by ASB and its subsidiaries at December 31, 1999.

                                                                                      Number of branches
                                                                ------------------------------------------------------
                                                                         Owned              Leased               Total
----------------------------------------------------------------------------------------------------------------------
Oahu............................................................          10                  37                  47
Maui............................................................           3                   4                   7
Kauai...........................................................           3                   3                   6
Hawaii..........................................................           2                   5                   7
Molokai.........................................................           -                   1                   1
                                                                ------------------------------------------------------
                                                                          18                  50                  68
                                                                ======================================================

At December 31, 1999, the net book value of branches and office facilities is approximately $46 million. Of this amount, $37 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $9 million represents the net book value of ASB's leasehold improvements. The leases expire on various dates from November 2000 through December 2029 and 21 of the leases have extension provisions.

International power
--------------------

HEIPC leases office space in downtown Honolulu under a lease that expires on
-----
June 5, 2000 with an option to extend through June 5, 2005. The HEIPC Group also operates generating units at a facility in Guam, and has a 75% interest in a joint venture which is constructing and will operate a 200 MW (net) coal-fired power plant in China. In March 2000, the HEIPC Group acquired an effective 46% interest in East Asia Power Resources Corporation, a

Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities, fired by bunker fuel oil, with total installed capacity of approximately 390 MW. See Item 1, "Business--International power--HEI Power Corp."

Other
-----

HEIII.  See Item 1, "Business--International power-HEI Power Corp.--HEI
-----
Investments, Inc."

ITEM 3.    LEGAL PROCEEDINGS

Except as provided for in "Item 1. Business," there are no known material pending legal proceedings to which HEI or any of its subsidiaries is a party or to which any of their property is subject. Certain HEI subsidiaries are involved in ordinary routine litigation incidental to their respective businesses.

Discontinued operations
-----------------------

See Note 17 to HEI's Consolidated Financial Statements, incorporated herein by reference to pages 66 to 67 of HEI's 1999 Annual Report to Stockholders, portions of which are filed herein as HEI Exhibit 13.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI and HECO:

During the fourth quarter of 1999, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF THE REGISTRANT (HEI)

The following persons are, or may be deemed, executive officers of HEI. Their ages are given as of February 16, 2000 and their years of company service are given as of December 31, 1999. Officers are appointed to serve until the meeting of the HEI Board of Directors after the next Annual Meeting of Stockholders (which will occur on April 25, 2000) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.


                                                                                                     Business experience for
HEI Executive Officers                                                                               past five years
-----------------------------------------------------------------------------------------------------------------------------
Robert F. Clarke, age 57
   Chairman of the Board, President and Chief Executive Officer...............................        9/98 to date
   President and Chief Executive Officer......................................................        1/91 to 8/98
   Director...................................................................................        4/89 to date
   (Company service: 12 years)

T. Michael May, age 53
   Senior Vice President and Director.........................................................        9/95 to date
   (Company service: 7 years)
   Mr. May is also President and Chief Executive Officer of HECO and served as HECO Senior
   Vice President from 2/92 to 8/95.

Robert F. Mougeot, age 57
   Financial Vice President and Chief Financial Officer.......................................        4/89 to date
   (Company service: 11 years)

Peter C. Lewis, age 65
   Vice President - Administration and Corporate Secretary....................................        1/99 to date
   Vice President - Administration............................................................        10/89 to 12/98
   (Company service: 31 years)


                                                                                                Business experience for
HEI Executive Officers                                                                          past five years
-------------------------------------------------------------------------------------------------------------------------
(continued)

Charles F. Wall, age 60
  Vice President and Corporate Information Officer...........................................   7/90 to date
  (Company service: 9 years)

Andrew I. T. Chang, age 60
  Vice President - Government Relations......................................................   4/91 to date
  (Company service: 14 years)

Edwina H. Kawamoto, age 36
  Treasurer..................................................................................   10/99 to date
  Director, Investor Relations...............................................................   8/97 to 9/99
  (Company service: 2 years)
  Edwina H. Kawamoto, prior to joining HEI, was at KPMG LLP from 1983 to 1997, most recently as a senior manager.

Curtis Y. Harada, age 44
  Controller.................................................................................   1/91 to date
  (Company service: 10 years)

Wayne K. Minami, age 57
  President and Chief Executive Officer, American Savings Bank, F.S.B........................   1/87 to date
  (Company service: 13 years)

HEI's executive officers, with the exception of Charles F. Wall and Andrew I. T. Chang, are also officers and/or directors of one or more of HEI's subsidiaries. Mr. Minami is deemed an executive officer of HEI for purposes of this Item under the definition of Rule 3b-7 of the SEC's General Rules and Regulations under the Securities Exchange Act of 1934.

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

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HEI:

The information required by this item is incorporated herein by reference to pages 26, 66 and 69 (Note 15, "Regulatory restrictions on net assets" and Note 19, "Quarterly information (unaudited)" to HEI's Consolidated Financial Statements) of HEI's 1999 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13. Certain restrictions on dividends and other distributions of HEI are described in this report under "Item 1. Business-- Regulation and other matters--Restrictions on dividends and other distributions." The total number of holders of record of HEI common stock as of March 13, 2000, was 18,388.

HEI has issued unregistered common stock during 1999 pursuant to the HEI 1990 Nonemployee Director Stock Plan, amended effective April 27, 1999 (the Subsidiary Director Plan), the HEI 1999 Nonemployee Company Director Stock Grant Plan (the HEI Nonemployee Director Plan), the HECO Utility Group Team Incentive Plan and the HECO Utility Group Team Incentive Plan for Bargaining Unit Employees (collectively, the Team Incentive Plan). HEI has issued unregistered common stock during 1998 and 1997 pursuant to the HEI 1990 Nonemployee Director Stock Plan and the Team Incentive Plan. Under the Subsidiary Director Plan, 60% of the annual retainer payable to nonemployee directors is paid in HEI common stock. Under the HEI Nonemployee Director Plan as amended in 1999, a stock grant of 300 shares of HEI common stock is granted to HEI nonemployee directors in addition to an annual retainer of $20,000. Under the Team Incentive Plan, eligible employees of HECO, MECO and HELCO receive awards of HEI common stock based on the attainment of performance goals by the respective companies.

In 1999, 1998 and 1997, the director plans issued 2,004, 4,736 and 6,379 shares of HEI common stock, respectively, in exchange for the retention of cash by HEI that would otherwise have been paid to the directors as retainers in the aggregate amounts of $72,000, $192,000 and $213,000, respectively, and 3,000 shares of HEI common stock in the aggregate amount of $108,000 in 1999 to HEI directors in addition to the retainer. In addition, in 1999, 1998 and 1997, the Team Incentive Plan issued 51,974, 9,006 and 42,743 shares of HEI common stock, respectively, in exchange for cash received by HEI from the electric utility subsidiaries in the aggregate amounts of $1.9 million, $0.4 million and $1.5 million, respectively. The shares issued under the director stock plans were not registered since they did not involve a "sale" as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the director stock plans is mandatory and thus does not involve an investment decision. The shares issued under the Team Incentive Plan were not registered because their initial sales to HECO, MECO and HELCO were exempt as transactions not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended, and because their subsequent award to eligible employees did not involve a "sale," as defined in Section 2(3) of the Securities Act of 1933, as amended. Awards of HEI common stock under the Team Incentive Plan are made to eligible employees on the basis of their attainment of performance goals established by their respective companies and no cash or other tangible or definable consideration is paid by such employees to their respective companies for the shares.

HECO:

The information required with respect to "Market information" and "holders" is not applicable. Since the corporate restructuring on July 1, 1983, all the common stock of HECO has been held solely by its parent, HEI, and is not publicly traded.

The dividends declared and paid on HECO's common stock for the four quarters of 1999 and 1998 were as follows:

                          Quarters ended                                            1999                 1998
-------------------------------------------------------------------------------------------------------------
March 31...........................................................          $13,387,000          $15,326,000
June 30............................................................           12,810,000                    -
September 30.......................................................           14,419,000           28,464,000
December 31........................................................           15,236,000           18,732,000

The discussion of regulatory restrictions on distributions is incorporated herein by reference to page 29 (Note 12 to HECO's Consolidated Financial Statements, "Regulatory restrictions on distributions to parent") of HECO's 1999 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13.

ITEM 6.    SELECTED FINANCIAL DATA

HEI:

The information required by this item is incorporated herein by reference to page 26 of HEI's 1999 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to page 2 of HECO's 1999 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13.

ITEM 7.   MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

HEI:

The information required by this item is set forth in HEI's MD&A, incorporated herein by reference to pages 27 to 39 of HEI's 1999 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

HECO:

The information required by this item is set forth in HECO's MD&A, incorporated herein by reference to pages 3 to 9 of HECO's 1999 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

HEI:

The information required by this item is incorporated herein by reference to pages 40 to 43 of HEI's 1999 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to pages 10 to 11 of HECO's 1999 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to pages 44 to 69 of HEI's 1999 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13.

HECO:

The information required by this item is incorporated herein by reference to pages 12 to 34 of HECO's 1999 Annual Report to Stockholder, portions of which are filed as HECO Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI and HECO:

None

                                    PART III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

HEI:

Information for this item concerning the executive officers of HEI is set forth on pages 49 and 50 of this report. The list of current directors of HEI is incorporated herein by reference to page 70 of HEI's 1999 Annual Report to Stockholders, portions of which are filed as HEI Exhibit 13. Information on the current directors' business experience and directorships is incorporated herein by reference to pages 4 to 6 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000.

HECO:

The following persons are, or may be deemed, executive officers of HECO. Their ages are given as of February 16, 2000 and their years of company service are given as of December 31, 1999. Officers are appointed to serve until the meeting of the HECO Board of Directors after the next HECO Annual Meeting (which will occur on April 25, 2000) and/or until their respective successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with HECO affiliates.

                                                                                                  Business experience
HECO Executive Officers                                                                           for past five years
---------------------------------------------------------------------------------------------------------------------
Robert F. Clarke, age 57
  Chairman of the Board...........................................................................   1/91 to date
  (Company service: 12 years)

T. Michael May, age 53
  President, Chief Executive Officer and Director.................................................   9/95 to date
  Senior Vice President...........................................................................   2/92 to 8/95
  Chairman of the Board, MECO and HELCO...........................................................   9/95 to date
  (Company service: 7 years)

Jackie Mahi Erickson, age 59
  Vice President - Customer Operations & General Counsel..........................................   10/98 to date
  Vice President - General Counsel & Government Relations.........................................   9/95 to 9/98
  Vice President - Corporate Counsel..............................................................   2/91 to 8/95
  (Company service: 18 years)

Charles M. Freedman, age 53
  Vice President - Corporate Relations............................................................   3/98 to date
  Vice President - Corporate Excellence...........................................................   7/95 to 2/98
  Vice President - Corporate Relations............................................................   5/92 to 6/95
  (Company service: 9 years)

Edward Y. Hirata, age 66
  Vice President - Regulatory Affairs & Government Relations......................................   10/98 to date
  Vice President - Regulatory Affairs.............................................................   7/95 to 9/98
  Vice President - Planning.......................................................................   12/91 to 6/95
  Vice President, MECO and HELCO..................................................................   12/91 to date
  (Company service: 13 years)

                                                                                                 Business experience
HECO Executive Officers                                                                          for past five years
--------------------------------------------------------------------------------------------------------------------
(continued)
Thomas J. Jezierny, age 55
  Vice President - Energy Delivery............................................................   9/96 to 1/00
  President, MECO.............................................................................   4/90 to 8/96
  (Company service: 29 years)

Thomas L. Joaquin, age 56
  Vice President - Power Supply...............................................................   7/95 to date
  Vice President - Operations.................................................................   5/94 to 6/95
  (Company service: 26 years)

Paul A. Oyer, age 59
  Financial Vice President and Treasurer......................................................   4/89 to date
  Director....................................................................................   4/85 to date
  Financial Vice President and Treasurer, MECO and HELCO......................................   3/85 to date
  (Company service: 33 years)

Chris M. Shirai, age 52
  Vice President - Energy Delivery............................................................   12/99 to date
  Manager, Engineering Department.............................................................   7/96 to 11/99
  Manager, Planning and Analysis Department...................................................   7/95 to 6/96
  Manager, System Operation Department........................................................   7/90 to 6/95
  (Company service: 30 years)

Patricia U. Wong, age 43
  Vice President - Corporate Excellence.......................................................   3/98 to date
  Manager, Environmental Department...........................................................   10/96 to 2/98
  Associate General Counsel, Legal Department.................................................   5/90 to 9/96
  (Company service: 9 years)

Ernest T. Shiraki, age 52
  Controller..................................................................................   5/89 to date
  (Company service: 30 years)

Molly M. Egged, age 49
  Secretary...................................................................................   10/89 to date
  Secretary, MECO and HELCO...................................................................   10/89 to date
  (Company service: 19 years)

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

The list of current directors of HECO is incorporated herein by reference to page 36 of HECO's 1999 Annual Report to Stockholder, portions of which are filed herein as HECO Exhibit 13. Information on the business experience and directorships of directors of HECO who are also directors of HEI is incorporated herein by reference to pages 4 through 6 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000.

Paul C. Yuen and Anne M. Takabuki, ages 71 and 43, as of February 16, 2000, respectively, are the only outside directors of HECO who are not directors of HEI. Dr. Yuen, who was elected a director of HECO in April 1993, is retired Dean of the College of Engineering at the University of Hawaii-Manoa. In the past five years, he has held various administrative positions at the University of Hawaii-Manoa. He also serves on the board of directors of Cyanotech Corporation. Miss Takabuki was elected a director of HECO in April 1997 and is Vice President/Secretary and General Counsel of Wailea Golf Resort, Inc. She also serves on the boards of MECO, Wailea Golf Resort, Inc. and its affiliated companies and MAGBA, Inc. Paul A. Oyer is an employee director of HECO but not a director of HEI. Information on Mr. Oyer's business experience and directorship is indicated above.

ITEM 11.   EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated by reference to pages 9 to 10, 12 to 18, and 25 to 27 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000.

HECO:

The following tables set forth the information required for the chief executive officer of HECO and the four other most highly compensated HECO executive officers serving at the end of 1999. All compensation amounts presented for T. Michael May are the same amounts presented in HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000.

Summary compensation table
--------------------------

The following summary compensation table shows the annual and long-term compensation of the chief executive officer of HECO and the four other most highly compensated executive officers of HECO (collectively, the HECO Named Executive Officers) who served at the end of 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term
                                                Annual Compensation                     Compensation
                                       ------------------------------------     ---------------------------
                                                                                  Awards          Payouts
                                                                  Other         ----------       ----------       All
                                                                  Annual        Securities                       Other
                                                                  Compen-       Underlying          LTIP        Compen-
Name and Principal Position            Salary      Bonus(2)       sation(3)     Options(4)       Payouts(5)     sation(6)
            (1)               Year      ($)          ($)            ($)            (#)               ($)           ($)
-------------------------------------------------------------------------------------------------------------------------

T. Michael May.............   1999     $372,000    $211,652       $     0       20,000           $     -        $14,400
President and Chief           1998      325,000      92,425             0       12,000            55,973         11,612
   Executive Officer          1997      313,000           0             0       12,000                 0         10,333

Paul A. Oyer...............   1999      209,000      42,614        19,546        3,000                na         13,204
Financial Vice President      1998      205,000      33,760        17,707            0                na         11,920
   and Treasurer              1997      202,000           0        16,042        3,000                na         10,822

Thomas J. Jezierny.........   1999      179,000      42,875             0        3,000                na          8,144
Vice President-               1998      174,000      33,100             0            0                na          7,300
   Energy Delivery            1997      172,000           0             0        3,000                 0          6,658

Thomas L. Joaquin..........   1999      179,000      39,481             0        3,000                na          8,837
Vice President-               1998      172,000      35,740             0            0                na          7,825
   Power Supply               1997      168,000           0             0        3,000                na          7,048

Jackie Mahi Erickson.......   1999      163,000      43,666             0        3,000                na         10,298
Vice President-Customer       1998      150,000      30,884             0            0                na          8,722
   Operations/General Counsel 1997      148,000           0             0        3,000                na          7,929

na  Not applicable (not participants in the plan).
(1) Mr. Jezierny, Vice President-Energy Delivery, retired effective January 4, 2000. Mr. Shirai became Vice President-Energy Delivery effective December 1, 1999.
(2) The HECO Named Executive Officers are eligible for an incentive award under the Company's annual Executive Incentive Compensation Plan (EICP). EICP bonus payouts are reflected as compensation for the year earned.
(3) Amounts for Mr. Oyer represent above-market earnings on deferred compensation.
(4) Options granted include dividend equivalents.
(5) Long-Term Incentive Plan (LTIP) payouts are determined in the second quarter of each year for the three-year cycle ending on December 31 of the previous calendar year. If there is a payout, the amount is reflected as LTIP compensation in the table for the previous year (for Mr. May). In May 1998, no LTIP payouts were made for the 1995-1997 performance cycle because none of the minimum threshold levels was achieved. In April 1999, LTIP payouts were made for the 1996-1998 performance cycle and are reflected as LTIP compensation in the table for 1998. The determination of whether there will be a payout under the 1997-1999 LTIP will not be made until the second quarter of 2000.
(6) Represents amounts accrued each year by the Company for certain preretirement death benefits provided to the named executive officers. Additional information is incorporated by reference to "Other Compensation Plans" on pages 22 to 23 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000.

Option grants in last fiscal year
---------------------------------

The following table presents information on the nonqualified stock options which were granted in 1999 to the executives named in the HECO Summary Compensation Table. The practice of granting stock options, which may include dividend equivalent shares, has been followed each year since 1987.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                     Number of            Percent of
                                    Securities           Total Options
                                    Underlying            Granted to         Exercise                           Grant Date
                                      Options            Employees in         Price         Expiration            Present
                                  Granted (1)(#)          Fiscal Year        ($/share)         Date            Value (2)($)
---------------------------------------------------------------------------------------------------------------------------
T. Michael May................            20,000              9%             $35.21         April 26, 2009       $159,000
Paul A. Oyer..................             3,000              1               35.21         April 26, 2009         23,850
Thomas J. Jezierny............             3,000              1               35.21         April 26, 2009         23,850
Thomas L. Joaquin.............             3,000              1               35.21         April 26, 2009         23,850
Jackie Mahi Erickson..........             3,000              1               35.21         April 26, 2009         23,850

(1) For the 32,000 option shares granted with an exercise price of $35.21 per share, additional dividend equivalent shares are granted at no additional cost throughout the four-year vesting period (vesting in equal installments) which begins on the date of grant. Dividend equivalents are computed, as of each dividend record date, both with respect to the number of shares under the option and with respect to the number of dividend equivalent shares previously credited to the participant and not issued during the period prior to the dividend record date. Accelerated vesting is provided in the event a change in control occurs. No stock appreciation rights have been granted under the Company's current benefit plans.

(2) Based on a Binomial Option Pricing Model, which is a variation of the Black-Scholes Option Pricing Model. For the stock options granted on April 26, 1999, with a 10-year option period, an exercise price of $35.21, and with additional dividend equivalent shares granted for the first four years of the option, the Binomial Value adjusted for forfeiture risk is $7.95 per share. The following assumptions were used in the model: Stock Price: $35.21; Exercise Price: $35.21; Term: 10 years; Volatility: 0.1428; Interest Rate: 5.60%; and Dividend Yield:
       6.65%. The following were the valuation results: Binomial Option Value:
       $3.40; Dividend Credit Value: $4.55; and Total Value $7.95.

Aggregated option exercises and fiscal year-end option values
-------------------------------------------------------------

The following table shows the stock options, including dividend equivalents, exercised by the HECO Named Executive Officers in 1999. Also shown is the number of securities underlying unexercised options and the value of unexercised in the money options, including dividend equivalents, at the end of 1999. Under the Stock Option and Incentive Plan, dividend equivalents have been granted to all HECO Named Executive Officers as part of their 1999 and 1997 stock option grants, to Mr. May as part of his 1998 and 1996 stock option grants and to Mr. Jezierny as part of his stock option grants for each of the years 1990 through 1996.

Dividend equivalents permit a participant who exercises a stock option to obtain at no additional cost, in addition to the option shares, the amount of dividends declared on the number of shares of common stock with respect to which the option is exercised during the period between the grant and the exercise of the option throughout the four-year vesting period. Dividend equivalents are computed as of each dividend record date throughout the four-year vesting period (vesting in equal installments) which begins on the date of grant, both with respect to the number of shares underlying the option and with respect to the number of dividend equivalent shares previously credited to the HECO Named Executive Officer and not issued during the period prior to the dividend record date.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                                         Number of
                                                                                         Securities                Value of
                                                                                         Underlying           Unexercised In the
                                                                                        Unexercised              Money Options
                                                                                     Options (Including           (Including
                                                                                          Dividend                 Dividend
                                                                                        Equivalents)            Equivalents) at
                          Shares       Dividend                         Value       at Fiscal Year-End       Fiscal Year-End (1)
                         Acquired     Equivalents       Value        Realized On  --------------------     ----------------------
                       On Exercise    Acquired On    Realized On       Dividend         Exercisable/             Exercisable/
        Name               (#)        Exercise (#)   Options ($)     Equivalents ($) Unexercisable (#)         Unexercisable ($)
---------------------------------------------------------------------------------------------------------------------------------

T. Michael May......            -               -   $          -     $    -           23,190 / 42,321          $13,038 / 4,872
Paul A. Oyer........            -               -              -          -           10,805 /  4,970               -  /     -
Thomas J. Jezierny..        17,500           5,254         19,964    188,881           4,703 /  5,936               -  /     -
Thomas L. Joaquin...            -               -              -          -            4,805 /  4,970               -  /     -
Jackie Mahi Erickson            -               -              -          -            4,805 /  4,970               -  /     -

(1) Values based on closing price of $28.88 per share on the New York Stock Exchange on December 31, 1999.

Long-Term Incentive Plan awards table
-------------------------------------

A Long-Term Incentive Plan award made to Mr. May in 1999 was the only such award made to the HECO Named Executive Officers. Additional information required under this item is incorporated by reference on pages 15 to 16 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000.

Pension plan
------------

The Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (the Retirement Plan) provides a monthly retirement pension for life. Additional information required under this item is incorporated by reference to "Pension Plans" on pages 16 to 18 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000. As of December 31, 1999, the HECO Named Executive Officers had the following number of years of credited service under the Retirement Plan: Mr. May, 7 years; Mr. Oyer, 33 years; Mr. Jezierny, 29 years; Mr. Joaquin, 26 years; and Ms. Erickson, 18 years.

Change-in-Control Agreements
----------------------------

Mr. May is the only HECO Named Executive Officer with whom HEI has a currently applicable Change-in-Control Agreement. Additional information required under this item is incorporated by reference to "Change-in-Control Agreements" on page 18 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000.

Executive Management Compensation
---------------------------------

Changes to executive compensation for the HECO Named Executive Officers are approved by the HEI Compensation Committee which is composed of five independent nonemployee directors. All changes approved by the Committee concerning the HECO Named Executive Officers are reviewed and approved by the HEI Board of Directors as well as the HECO Board of Directors.

HECO Board of Directors
-----------------------

Committees of the HECO Board
----------------------------

During 1999, the Board of Directors of HECO had only one standing committee, the Audit Committee, which was comprised of three nonemployee directors: Diane J. Plotts, Chairman, Anne M. Takabuki and Paul C. Yuen. The Audit Committee holds such meetings as it deems advisable to review the financial operations of HECO. In 1999, the Audit Committee held five meetings to review with management, the internal auditor and HECO's independent auditors the activities of the internal auditor, the results of the annual audit by the independent auditors and the financial statements which are included in HECO's 1998 Annual Report to Stockholder.

Remuneration of HECO Directors and attendance at meetings
---------------------------------------------------------

In 1999, Paul C. Yuen and Anne M. Takabuki were the only nonemployee directors of HECO who were not also directors of HEI. They were each paid a retainer of $12,000, 60% of which was distributed in the common stock of HEI pursuant to the HEI Nonemployee Director Stock Plan and 40% of which was distributed in cash. The number of shares of stock distributed was based on a share price of $35.9063, which is equal to the average high and low sales prices of HEI common stock on April 30, 1999, with a cash payment made in lieu of any fractional share. The nonemployee directors of HECO who were also nonemployee directors of HEI did not receive a separate retainer from HECO. In addition, a fee of $700 was paid in cash to each nonemployee director (including nonemployee directors of HECO who are also nonemployee directors of HEI) for each Board and Committee meeting attended by the director. The Chairman of the HECO Audit Committee was paid an additional $100 for each Committee meeting attended. Employee members of the Board of Directors are not compensated for attendance at any meeting of the Board or Committees of the Board.

In 1999, there were five regular bi-monthly meetings, one joint meeting and one special meeting of the HECO Board of Directors. All incumbent directors attended at least 75% of the combined total number of meetings of the Board and the Committee on which they served.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

HEI:

The information required under this item is incorporated by reference to page 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000.

HECO:

HEI owns all of the common stock of HECO, which is HECO's only class of voting securities. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

The following table shows the shares of HEI common stock beneficially owned by each HECO director (other than those who are also directors of HEI), by each HECO Named Executive Officer (other than Mr. May, who is an executive officer of HEI) and by all HECO directors and all HECO executive officers as a group, as of February 16, 2000, based on information furnished by the respective individuals.

                                                                             Amount of Common Stock and Nature of
Name of Individual or Group                                                          Beneficial Ownership
----------------------------------------------------------------------------------------------------------------------

                                                                                                         Total
                                                                                                 ---------------------
Directors
---------
Paul A. Oyer*                                                                       1,994   (a)
                                                                                   11,764   (d)          13,758
                                                                           --------------

Anne M. Takabuki                                                                    1,180   (a)           1,180
                                                                           --------------

Paul C. Yuen                                                                        1,843   (a)
                                                                                    1,069   (b)           2,912
                                                                           --------------

Other HECO Named Executive Officers
-----------------------------------
Thomas J. Jezierny                                                                  5,443   (a)
                                                                                   10,638   (d)          16,081
                                                                           --------------


Thomas L. Joaquin                                                                   4,260   (a)
                                                                                    1,242   (b)
                                                                                       27   (c)
                                                                                    5,764   (d)          11,293
                                                                           --------------

Jackie Mahi Erickson                                                                4,279   (a)
                                                                                    1,008   (b)
                                                                                        2   (c)
                                                                                    5,764   (d)          11,053
                                                                           --------------

All directors and executive officers                                               62,603   (a)
as a group (19 persons)                                                            15,936   (b)
                                                                                      790   (c)
                                                                                  224,402   (d)         303,731**
                                                                           --------------

*   Also a HECO Named Executive Officer.

** HECO directors Clarke, Henderson, May, Plotts, Scott and Watanabe, who also serve on the HEI Board of Directors, are not shown separately, but are included in the total for all HECO directors and executive officers as a group. The information required as to these directors is incorporated by reference to page 11 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000. Messrs. Clarke and May are also named executive officers of HEI and are listed in the Summary Compensation Table incorporated by reference to pages 12 and 13 of the above-referenced Definitive Proxy Statement of HEI. The number of shares of common stock beneficially owned by any HECO director or by all HECO directors and officers as a group does not exceed 1% of the outstanding common stock of HEI.

(a) Sole voting and investment power.
(b) Shared voting and investment power (shares registered in name of respective individual and spouse).

(c) Shares owned by spouse, children or other relatives sharing the home of the director or an officer in the group and in which personal interest of the director or officer is disclaimed.

(d) Stock options, including accompanying dividend equivalents shares, exercisable within 60 days after February 16, 2000, under the 1987 Stock Option and Incentive Plan (as amended and restated effective February 20,
    1996).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEI:

The information required under this item is incorporated by reference to pages 25 to 27 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000.

HECO:

The information required under this item is incorporated by reference to pages 25 to 27 of HEI's Definitive Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 25, 2000.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial statements

The following financial statements contained in HEI's 1999 Annual Report to Stockholders and HECO's 1999 Annual Report to Stockholder, portions of which are filed by HEI as Exhibit 13 and, portions of which are filed by HECO as Exhibit 13, respectively, are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                                                               1999 Annual Report to
                                                                              Stockholder(s) (Page/s)
                                                                          -------------------------------
                                                                               HEI               HECO
      ---------------------------------------------------------------------------------------------------

      Independent Auditors' Report......................................          44                 34
      Consolidated Statements of Income, Years ended December 31, 1999,
         1998 and 1997..................................................          45                 12

      Consolidated Statements of Retained Earnings, Years ended
         December 31, 1999, 1998 and 1997...............................          45                 12

      Consolidated Balance Sheets, December 31, 1999 and 1998...........          46                 13
      Consolidated Statements of Capitalization,
         December 31, 1999 and 1998.....................................          na              14-15
      Consolidated Statements of Cash Flows, Years ended December 31,
         1999, 1998 and 1997............................................          47                 16

      Notes to Consolidated Financial Statements........................       48-69              17-33

      na  Not applicable.

(a)(2) Financial statement schedules

The following financial statement schedules for HEI and HECO are included in this report on the pages indicated below:

                                                                                  Page/s in Form 10-K
                                                                            ------------------------------
                                                                                 HEI               HECO
   -------------------------------------------------------------------------------------------------------

      Independent Auditors' Report                                                  63                 64
      Schedule I       Condensed Financial Information of Registrant,
                       Hawaiian Electric Industries, Inc. (Parent
                       Company) as of December 31, 1999 and 1998 and
                       Years ended December 31, 1999, 1998 and 1997.......       65-67                 na

      Schedule II      Valuation and Qualifying Accounts, Years ended
                       December 31, 1999, 1998 and 1997...................          68                 68

      na  Not applicable.

Certain Schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes included in HEI's 1999 Annual Report to Stockholders and HECO's 1999 Annual Report to Stockholder, which financial statements are incorporated herein by reference.

(a)(3)  Exhibits

Exhibits for HEI and HECO and their subsidiaries are listed in the "Index to Exhibits" found on pages 69 through 78 of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings "HEI" and "HECO," respectively, except that the exhibits listed under "HECO" are also considered exhibits for HEI.

(b)  Reports on Form 8-K

HEI and HECO:

On January 25, 2000, HEI and HECO filed a Form 8-K, dated January 24, 2000, under Item 5 (HEI's January 24, 2000 news release reporting 1999 earnings).

On February 29, 2000, HEI and HECO filed a Form 8-K, dated February 24, 2000, under Item 7, which included portions of HEI's 1999 Annual Report to Stockholders and HECO's 1999 Annual Report to Stockholder.

[KPMG LLP letterhead]



                          Independent Auditors' Report
                          ----------------------------




The Board of Directors
  and Stockholders
Hawaiian Electric Industries, Inc.:

Under date of January 24, 2000 (except as to the second paragraph of Note 5 of the notes to the consolidated financial statements, which is as of February 24,
2000), we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index under Item 14.(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Honolulu, Hawaii
January 24, 2000,
except as to the second paragraph of Note 5 of the notes to the consolidated financial statements, which is as of February 24, 2000

[KPMG LLP letterhead]



                          Independent Auditors' Report
                          ----------------------------




The Board of Directors
 and Stockholder
Hawaiian Electric Company, Inc.:

Under date of January 24, 2000, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a wholly owned subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholder. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 14.(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Honolulu, Hawaii
January 24, 2000

                       Hawaiian Electric Industries, Inc.
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                                 December 31,
                                                                                   ---------------------------------------
(in thousands)                                                                             1999                 1998
--------------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents.............................................................          $      756           $      636
Advances to and notes receivable from subsidiaries...............................               3,010               13,823
Accounts receivable..............................................................               1,325                1,370
Property, plant and equipment, net...............................................               3,489                4,464
Other assets.....................................................................              11,437               11,909
Net assets of discontinued operations............................................              17,228               24,037
Investments in wholly owned subsidiaries, at equity..............................           1,332,576            1,280,903
                                                                                   ---------------------------------------
                                                                                           $1,369,821           $1,337,142
                                                                                   =======================================
Liabilities and stockholders' equity
Accounts payable.................................................................          $    6,518           $    5,995
Notes payable to subsidiaries....................................................              37,336               11,261
Commercial paper.................................................................              44,820               88,984
Long-term debt...................................................................             331,500              272,000
Loan from HEI Preferred Funding, LP (8.36% due in 2017)..........................             103,000              103,000
Deferred income taxes............................................................               1,364                  (20)
Other............................................................................              (2,303)              28,950
                                                                                   ---------------------------------------
                                                                                              522,235              510,170
                                                                                   ---------------------------------------
Stockholders' equity
Common stock.....................................................................             665,335              661,720
Retained earnings................................................................             182,251              165,252
                                                                                   ---------------------------------------
                                                                                              847,586              826,972
                                                                                   ---------------------------------------
                                                                                           $1,369,821           $1,337,142
                                                                                   =======================================
Note to Balance Sheets
----------------------
Long-term debt consisted of the following:
Promissory notes, 6.1 - 7.1%, due in various years through 2014..................          $  305,500           $  208,500
Promissory notes, 8.2 - 8.7%, due in various years through 2011..................              26,000               28,500
Promissory note, variable rate paid in 1999......................................                   -               35,000
                                                                                   ---------------------------------------
                                                                                           $  331,500           $  272,000
                                                                                   =======================================

The aggregate payments of principal required subsequent to December 31, 1999 on long-term debt and a loan from HEI Preferred Funding, LP are $11 million in 2000, $58 million in 2001, $60 million in 2002, $37 million in 2003 and $2 million in 2004.

                       Hawaiian Electric Industries, Inc.
    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME

                                                                                  Years ended December 31,
                                                              -------------------------------------------------------------
(in thousands)                                                         1999                 1998                 1997
---------------------------------------------------------------------------------------------------------------------------

Revenues......................................................            $  2,345            $  2,067             $  2,468

Equity in income from continuing operations of subsidiaries...             116,810             115,567              107,929
                                                              -------------------------------------------------------------

                                                                           119,155             117,634              110,397
                                                              -------------------------------------------------------------
Expenses:

Operating, administrative and general.........................               4,759               6,395                7,661

Depreciation and amortization of property,
   plant and equipment........................................               2,098               1,526                  864
Taxes, other than income taxes................................                 299                 286                  300
                                                              -------------------------------------------------------------
                                                                             7,156               8,207                8,825
                                                              -------------------------------------------------------------

                                                                           111,999             109,427              101,572

Interest expense..............................................              34,637              32,994               22,822
                                                              -------------------------------------------------------------

Income before income tax benefits.............................              77,362              76,433               78,750

Income tax benefits...........................................              15,532              18,195               13,093
                                                              -------------------------------------------------------------

Income from continuing operations.............................              92,894              94,628               91,843
Gain (loss) from discontinued subsidiary operations...........               3,953              (9,817)              (5,401)
                                                              -------------------------------------------------------------

Net income....................................................            $ 96,847            $ 84,811             $ 86,442
                                                              =============================================================

                       Hawaiian Electric Industries, Inc.
    SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Years ended December 31,
                                                                                   --------------------------------------
(in thousands)                                                                           1999         1998         1997
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations..................................................   $  92,894    $  94,628    $  91,843
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities
      Equity in net income of continuing subsidiaries..............................     (116,810)    (115,567)    (107,929)
      Common stock dividends/distributions received from subsidiaries..............       78,007       97,155       72,762
      Depreciation and amortization of property, plant and equipment...............        2,098        1,526          864
      Other amortization...........................................................          364          300          183
      Deferred income taxes........................................................        1,381       (5,329)      (2,714)
      Changes in assets and liabilities
        Decrease (increase) in accounts receivable.................................             45          (55)         820
        Increase (decrease) in accounts payable....................................            523        2,440       (3,676)
        Changes in other assets and liabilities....................................        (24,703)       9,317       (2,851)
                                                                                   --------------------------------------
Net cash provided by continuing operating activities...............................      33,799       84,415       49,302
                                                                                   --------------------------------------
Cash flows from investing activities
Net decrease (increase) in advances to and notes receivable from subsidiaries......      10,813       (9,700)      11,724
Capital expenditures...............................................................      (1,123)      (2,713)        (975)
Additional investments in subsidiaries.............................................     (12,704)     (25,291)    (196,703)
                                                                                   --------------------------------------
Net cash used in investing activities..............................................      (3,014)     (37,704)    (185,954)
                                                                                   --------------------------------------
Cash flows from financing activities
Net increase in notes payable to subsidiaries with original maturities of three
 months or less....................................................................      26,075        8,081        3,180
Net increase (decrease) in commercial paper........................................     (44,164)    (100,499)     101,883
Proceeds from issuance of long-term debt...........................................     100,000      112,500       19,000
Repayment of long-term debt........................................................     (40,500)        (500)     (50,500)
Loan from HEI Preferred Funding, LP................................................           -            -      103,000
Net proceeds from issuance of common stock.........................................       3,449        8,191       22,919
Common stock dividends.............................................................     (79,848)     (79,421)     (61,799)
                                                                                   --------------------------------------
Net cash provided by (used in) financing activities................................     (34,988)     (51,648)     137,683
                                                                                   --------------------------------------
Net cash provided by (used in) discontinued operations.............................       4,323        5,157       (1,776)
                                                                                   --------------------------------------

Net increase (decrease) in cash and equivalents....................................         120          220         (745)
Cash and equivalents, January 1....................................................         636          416        1,161
                                                                                   --------------------------------------
Cash and equivalents, December 31..................................................   $     756    $     636    $     416
                                                                                   ======================================

Supplemental disclosures of noncash activities:

  In 1999, 1998 and 1997, $0.8 million, $1.0 million and $1.0 million, respectively, of HEI advances to HEIDI were converted to equity in noncash transactions.

  Common stock dividends reinvested by stockholders in HEI common stock in noncash transactions amounted to $15 million in 1997. Beginning in March 1998, HEI acquired for cash its common shares in the open market to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan.

                       Hawaiian Electric Industries, Inc.
                      and Hawaiian Electric Company, Inc.
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1999, 1998 and 1997

====================================================================================================================================
                 Col. A                           Col. B                    Col. C                   Col. D              Col. E
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                             Additions
                                                                  ---------------------------
                                                Balance at
                                                at begin-          Charged to        Charged                          Balance at
                                                 ning of            costs and        to other                           end of
Description                                      period             expenses         accounts       Deductions          period
------------------------------------------------------------------------------------------------------------------------------------
                1999
                ----
Allowance for uncollectible accounts
 Hawaiian Electric Company, Inc. and
  subsidiaries...........................       $ 1,293             $ 2,299         $ 1,117         $ 3,652(b)        $ 1,057
 Other companies.........................         1,216                  42               -             382(c)            876
                                         -------------------------------------------------------------------------------------------

                                                $ 2,509             $ 2,341         $ 1,117(a)      $ 4,034           $ 1,933
                                         ===========================================================================================
Allowance for uncollectible interest
 (ASB)...................................       $ 5,490             $   205               -               -           $ 5,695
                                         ===========================================================================================
Allowance for losses for loans
 receivable (ASB)........................       $39,779             $16,500          $  728(a)      $21,659(b)        $35,348
                                          ==========================================================================================
                1998
                ----
Allowance for uncollectible accounts
 Hawaiian Electric Company, Inc. and
  subsidiaries...........................       $ 1,285             $ 2,194         $ 1,250         $ 3,436           $ 1,293
 Other companies.........................         1,183                  47               1              15             1,216
                                         -------------------------------------------------------------------------------------------

                                                $ 2,468             $ 2,241         $ 1,251(a)      $ 3,451(b)        $ 2,509
                                         ===========================================================================================
Allowance for uncollectible interest
 (ASB)...................................       $ 4,438             $ 1,052               -               -           $ 5,490
                                         ===========================================================================================
Allowance for losses for loans
 receivable (ASB)........................       $29,950             $13,802         $   591(a)      $ 4,564(b)        $39,779
                                         ===========================================================================================
                1997
                ----
Allowance for uncollectible accounts
 Hawaiian Electric Company, Inc. and
  subsidiaries...........................       $ 1,167             $ 2,850         $ 1,256         $ 3,988           $ 1,285
 Other companies.........................         1,138                  82               -              37             1,183
                                         -------------------------------------------------------------------------------------------
                                                $ 2,305             $ 2,932         $ 1,256(a)      $ 4,025(b)        $ 2,468
                                         ===========================================================================================
Allowance for uncollectible interest
 (ASB)...................................       $ 2,272             $ 2,166               -               -           $ 4,438

                                         ===========================================================================================
Allowance for losses for loans
 receivable (ASB)........................       $19,205             $ 6,934         $ 6,656(d)      $ 2,845(b)        $29,950
                                         ===========================================================================================

(a)  Primarily bad debts recovered.
(b)  Bad debts charged off.
(c)  Primarily related to the sale of YB.
(d)  Primarily related to loans receivable acquired from BoA.

                               INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Shareholder Services Division, P.O. Box 730, Honolulu, Hawaii 96808-0730.

Exhibit no.                                                   Description
----------                                                    -----------
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

4.4(a)               Second Supplemental Indenture dated as of April 1, 1999 between HEI and Citibank, N.A., as
                     Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as
                     Trustee (Exhibit 4.1 to HEI's Quarterly Report on Form 10-Q for the quarter ended March 31,
                     1999, File No. 1-8503).

4.5                  Pricing Supplements Nos. 1 through 7 to the Registration Statement on Form S-3 of HEI
                     (Registration No. 33-58820) filed in connection with the sale of Medium-Term Notes, Series B
                     (Exhibit 4(b) to HEI's Quarterly Report on Form 10-Q for the quarter ended September 30,
                     1993, File No. 1-8503).

4.5(a)               Pricing Supplement No. 11 to Registration Statement on Form S-3 of HEI (Registration No.
                     33-58820) filed on December 1, 1995 in connection with the sale of Medium-Term Notes, Series
                     B (Exhibit 4.8 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31,
                     1995, File No. 1-8503).

Exhibit no.                                                   Description
----------                                                    -----------

4.5(b)               Pricing Supplement No. 12 to Registration Statement on Form S-3 of HEI (Registration No.
                     33-58820) filed on February 12, 1996 in connection with the sale of Medium-Term Notes,
                     Series B (Exhibit 4.9 to HEI's Annual Report on Form 10-K for the fiscal year ended December
                     31, 1995, File No. 1-8503).

4.5(c)               Pricing Supplements Nos. 13 through 14 to Registration Statement on Form S-3 of HEI
                     (Registration No. 33-58820) filed on September 26, 1997 in connection with the sale of
                     Medium-Term Notes, Series B.

4.5(d)               Pricing Supplement No. 15 to Registration Statement on Form S-3 of HEI (Registration No.
                     33-58820) filed on September 29, 1997 in connection with the sale of Medium-Term Notes,
                     Series B.

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

4.5(n)               Pricing Supplement No. 1 to Registration Statement on Form S-3 of HEI (Registration No.
                     333-73225) filed on May 3, 1999 in connection with the sale of Medium-Term Notes, Series C.

 4.6                 Composite conformed copy of the Note Purchase Agreement dated as of December 16, 1991 among
                     HEI and the Purchasers named therein (Exhibit 4.6 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

 4.7                 Amended and Restated Agreement of Limited Partnership of HEI Preferred Funding, LP dated as of February 1, 1997 (Exhibit 4(e) to HEI's Current Report on Form 8-K dated February 4,
                     1997, File No. 1-8503).

Exhibit no.                                                   Description
----------                                                    -----------

 4.8                 Amended and Restated Trust Agreement of Hawaiian Electric Industries Capital Trust I (HEI
                     Trust I) dated as of February 1, 1997 (Exhibit 4(f) to HEI's Current Report on Form 8-K
                     dated February 4, 1997, File No. 1-8503).

 4.9                 Junior Indenture between HEI and The Bank of New York, as Trustee, dated as of February 1,
                     1997 (Exhibit 4(i) to HEI's Current Report on Form 8-K dated February 4, 1997, File No.
                     1-8503).

 4.10                Officers' Certificate in connection with issuance of 8.36% Junior Subordinated Debenture,
                     Series A, Due 2017 under Junior Indenture of HEI (Exhibit 4(l) to HEI's Current Report on
                     Form 8-K dated February 4, 1997, File No. 1-8503).

 4.11                8.36% Trust Originated Preferred Security (Liquidation Amount $25 Per Trust Preferred
                     Security) of HEI Trust I (Exhibit 4(m) to HEI's Current Report on Form 8-K dated February 4,
                     1997, File No. 1-8503).

 4.12                8.36% Junior Subordinated Debenture Series A, Due 2017, of HEI (Exhibit 4(n) to HEI's
                     Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

 4.13                Trust Preferred Securities Guarantee Agreement with respect to HEI Trust I dated as of
                     February 1, 1997 (Exhibit 4(o) to HEI's Current Report on Form 8-K dated February 4, 1997,
                     File No. 1-8503).

 4.14                Partnership Guarantee Agreement with respect to the Partnership dated as of February 1, 1997
                     (Exhibit 4(p) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

 4.15                Affiliate Investment Instruments Guarantee Agreement with respect to 8.36% Junior
                     Subordinated Debenture of HEIDI dated as of February 1, 1997 (Exhibit 4(q) to HEI's Current
                     Report on Form 8-K dated February 4, 1997, File No. 1-8503).

 4.16                Certificate Evidencing Trust Common Securities of HEI Trust I dated February 4, 1997
                     (Exhibit 4.12 to the Quarterly Report on Form 10-Q of HEI Trust I and the Partnership, File
                     No. 1-8503-02, for the quarter ended March 31, 1997).

 4.17                Certificate Evidencing Partnership Preferred Securities of the Partnership dated February 4,
                     1997 (Exhibit 4.13 to the Quarterly Report on Form 10-Q of HEI Trust I and the Partnership,
                     File No. 1-8503-02, for the quarter ended March 31, 1997).

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

Exhibit no.                                                   Description
----------                                                    -----------

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

*10.11               HEI 1990 Nonemployee Director Stock Plan, as amended effective April 27, 1999.

*10.12               HEI 1999 Nonemployee Company Director Stock Grant Plan.

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

*11                  Computation of Earnings per Share of Common Stock. Filed herein as page 79.

*12.1                Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 80 and 81.

 13                  Pages 26 to 70 of HEI's 1999 Annual Report to Stockholders (with the exception of the data incorporated by reference in Part I, Part II, Part III and Part IV, no other data appearing in the 1999 Annual Report to Stockholders is to be deemed filed as part of this Form 10-K
                     Annual Report) (HEI Exhibit 13.1 to HEI's Current Report on Form 8-K dated February 24,
                     2000, File No. 1-8503).

*21.1                Subsidiaries of HEI. Filed herein as pages 83 and 85.

*23                  Accountants' Consent. Filed herein as page 86.

*27.1                HEI and subsidiaries financial data schedule, December 31, 1999 and year ended December 31,
                     1999.

Exhibit no.                                                   Description
----------                                                    -----------

*99.1                Trust Agreement dated as of February 1, 2000 between HEI and Fidelity Management Trust
                     Company for the Hawaiian Electric Industries Retirement Savings Plan

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

3(i).4               Articles of Amendment to HECO's Amended Articles of Incorporation (filed May 24, 1990)
                     (Exhibit 3(i).4 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                     1998, File No 1-4955).

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

Exhibit no.                                                   Description
----------                                                    -----------

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

4.15                 HELCO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary
                     Guarantee, dated as of December 1, 1998 (with the form of HELCO's 7.30% Junior Subordinated
                     Deferrable Interest Debenture, Series 1998) (Substantially the same as the MECO Junior
                     Indenture included as Exhibit 4.14).

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

Exhibit no.                                                   Description
----------                                                    -----------

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

10.3(a)              Seconded Amended and Restated Power Purchase Agreement between Hilo Coast Power Company and
                     HELCO dated October 4, 1999 (Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1999, File No. 1-4955).

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

Exhibit no.                                                   Description
----------                                                    -----------

10.4(d)              Letter agreement dated October 22, 1998 to Extend Term of Amended and Restated Power
                     Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial &
                     Sugar Company, and MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit
                     10.4(d) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
                     File No. 1-4955).

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

Exhibit no.                                                   Description
----------                                                    -----------

10.7(a)              Interconnection Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997
                     (Exhibit 10.7(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31,
                     1997, File No. 1-4955).

10.7(b)              Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen
                     Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(b) to HECO's Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

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

*10.9(a)             Agreement between HECO, MECO, HELCO, HTB, YB, Saltchuk Resources Inc. and Moana Pa'a Kai,
                     Inc. dated October 29, 1999 relating to the Inter-Island Industrial Fuel Oil and Diesel Fuel
                     Supply Contract.

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

Exhibit no.                                                   Description
----------                                                    -----------

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

 11                  Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's 1999 Annual
                     Report to Stockholder, HECO Exhibit 13.

*12.2                Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 82.

 13                  Pages 2 to 34 and 36 of HECO's 1999 Annual Report to Stockholder (with the exception of the data incorporated by reference in Part I, Part II, Part III and Part IV, no other data appearing in the 1999 Annual Report to Stockholder is to be deemed filed as part of this
                     Form 10-K Annual Report) (HECO Exhibit 13.2 to HECO's Current Report on Form 8-K dated
                     February 24, 2000, File No. 1-4955).

*21.2                Subsidiaries of HECO. Filed herein as page 86.

*27.2                HECO and subsidiaries financial data schedule, December 31, 1999 and year ended December 31,
                     1999.

*99.2                Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income. Filed herein as page 87.

                                                                  HEI Exhibit 11

                      Hawaiian Electric Industries, Inc.
                       COMPUTATION OF EARNINGS PER SHARE
                                OF COMMON STOCK
           Years ended December 31, 1999, 1998, 1997, 1996 and 1995

(in thousands,
except per share amounts)            1999                1998                 1997                  1996                  1995
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)

Continuing operations..........   $92,894             $94,628              $91,843               $80,555               $80,114
Discontinued operations........     3,953              (9,817)              (5,401)               (1,897)               (2,621)
                               ------------        -------------          -----------           -----------           -----------

                                  $96,847              $84,811             $86,442               $78,658               $77,493
                               ============        =============          ============          ============          ===========

Weighted-average number of
 common shares
 outstanding...................    32,188               32,014              31,375                30,310                29,187
                               ============        =============          ============          ============          ===========
Adjusted weighted-average
 number of common shares
 outstanding...................    32,291               32,129              31,470                30,388                29,248
                               ============        =============          ============          ============          ===========
Basic earnings (loss) per
 common share

Continuing operations..........     $2.89                $2.96               $2.93                 $2.66                 $2.75
Discontinued operations........      0.12                (0.31)              (0.17)                (0.06)                (0.09)
                               ------------        -------------          ------------          ------------          -----------
                                    $3.01                $2.65               $2.76                 $2.60                 $2.66
                               ============        =============          ============          ============          ===========
Diluted earnings (loss) per
 common share

Continuing operations..........     $2.88                $2.95               $2.92                 $2.65                 $2.74
Discontinued operations........      0.12                (0.31)              (0.17)                (0.06)                (0.09)
                               ------------        -------------          ------------          ------------          -----------
                                    $3.00                $2.64               $2.75                 $2.59                 $2.65
                               ============        =============          ============          ============          ===========

                                                  HEI Exhibit 12.1 (page 1 of 2)

                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1999, 1998, 1997, 1996 and 1995


                                                 1999                          1998                           1997
                                      ---------------------------   ---------------------------    --------------------------
(dollars in thousands)                    (1)            (2)             (1)          (2)              (1)            (2)
-----------------------------------------------------------------------------------------------------------------------------
Fixed charges
Total interest charges (3).........   $159,729       $280,067       $145,449        $287,518       $137,855        $226,954
Interest component of rentals......      4,429          4,429          3,599           3,599          2,973           2,973
Pretax preferred stock dividend
 requirements of subsidiaries......      3,415          3,415          9,404           9,404          9,999           9,999
Preferred securities distributions
 of trust subsidiaries.............     16,025         16,025         12,557          12,557         10,600          10,600
                                      --------       --------       --------        --------       --------        --------

Total fixed charges................   $183,598       $303,936       $171,009        $313,078       $161,427        $250,526
                                      ========       ========       ========        ========       ========        ========

Earnings
Pretax income from continuing
 operations........................   $149,884       $149,884       $151,581        $151,581       $150,616        $150,616

Fixed charges, as shown............    183,598        303,936        171,009         313,078        161,427         250,526
Interest capitalized...............     (2,844)        (2,844)        (5,915)         (5,915)        (6,190)         (6,190)
                                      --------       --------       --------        --------       --------        --------
Earnings available for fixed
 charges...........................   $330,638       $450,976       $316,675        $458,744       $305,853        $394,952
                                      ========       ========       ========        ========       ========        ========

Ratio of earnings to
    fixed charges..................       1.80           1.48           1.85            1.47           1.89            1.58
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

                                                  HEI Exhibit 12.1 (page 2 of 2)

                       Hawaiian Electric Industries, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
      Years ended December 31, 1999, 1998, 1997, 1996 and 1995--Continued



                                                            1996                                      1995
                                          ----------------------------------------      -------------------------------
(dollars in thousands)                           (1)                  (2)                  (1)                 (2)
-----------------------------------------------------------------------------------------------------------------------
Fixed charges
Total interest charges (3)................       $127,006             $218,170             $114,626            $203,922
Interest component of rentals.............          3,583                3,583                3,857               3,857
Pretax preferred stock dividend
 requirements of subsidiaries.............         10,730               10,730               11,424              11,424
                                          ---------------      ---------------      ---------------     ---------------


Total fixed charges.......................       $141,319             $232,483             $129,907            $219,203
                                          ===============      ===============      ===============     ===============
Earnings
Pretax income from
   continuing operations..................       $136,585             $136,585             $137,469            $137,469
Fixed charges, as shown...................        141,319              232,483              129,907             219,203
Interest capitalized......................         (5,862)              (5,862)              (5,112)             (5,112)
                                          ---------------      ---------------      ---------------     ---------------

Earnings available for fixed charges......       $272,042             $363,206             $262,264            $351,560
                                          ===============      ===============      ===============     ===============

Ratio of earnings to fixed charges........           1.93                 1.56                 2.02                1.60
                                          ===============      ===============      ===============     ===============

(1) Excluding interest on ASB deposits.

(2) Including interest on ASB deposits.

(3) Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI's consolidated statements of income.

Note: Prior years' ratios have been restated to remove the effects of discontinued operations.

                                                               HECO Exhibit 12.2

                        Hawaiian Electric Company, Inc.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 1999, 1998, 1997, 1996 and 1995


(dollars in thousands)                                1999             1998             1997             1996             1995
------------------------------------------------------------------------------------------------------------------------------
Fixed charges
Total interest charges....................        $ 48,460         $ 47,921         $ 48,778         $ 47,451         $ 44,377
Interest component of rentals.............             785              730              757              690              672
Pretax preferred stock dividend
 requirements of subsidiaries.............           1,479            4,081            4,150            4,358            4,494

Preferred securities distributions of
 trust subsidiaries.......................           7,665            4,197            3,052                -                -
                                          ------------------------------------------------------------------------------------

Total fixed charges.......................        $ 58,389         $ 56,929         $ 56,737         $ 52,499         $ 49,543
                                          ====================================================================================

Earnings
Income before preferred stock dividends
 of HECO..................................        $ 76,400         $ 84,230         $ 81,849         $ 85,213         $ 77,023
Fixed charges, as shown...................          58,389           56,929           56,737           52,499           49,543
Income taxes (see note below).............          48,047           54,572           52,535           55,888           50,198
Allowance for borrowed funds used during
 construction.............................          (2,576)          (5,915)          (6,190)          (5,862)          (5,112)
                                          ------------------------------------------------------------------------------------

Earnings available for fixed charges......        $180,260         $189,816         $184,931         $187,738         $171,652
                                          ====================================================================================

Ratio of earnings to fixed charges........            3.09             3.33             3.26             3.58             3.46
                                          ====================================================================================

Note:
Income taxes is comprised of the
 following:
 Income tax expense relating to operating
  income for regulatory purposes..........        $ 48,281         $ 54,719         $ 52,795         $ 56,170         $ 50,719

 Income tax benefit relating to
  nonoperating loss.......................            (234)            (147)            (260)            (282)            (521)
                                          ------------------------------------------------------------------------------------
                                                  $ 48,047         $ 54,572         $ 52,535         $ 55,888         $ 50,198
                                          ====================================================================================

                                                  HEI Exhibit 21.1 (Page 1 of 2)

                       Hawaiian Electric Industries, Inc.
                         SUBSIDIARIES OF THE REGISTRANT

The following is a list of all subsidiaries of the registrant as of March 13, 2000. The state/place of incorporation or organization is noted in parentheses.

Hawaiian Electric Company, Inc. (Hawaii)
  Maui Electric Company, Limited (Hawaii)
  Hawaii Electric Light Company, Inc. (Hawaii)
  HECO Capital Trust I (Delaware)
  HECO Capital Trust II (Delaware)
HEI Diversified, Inc. (Hawaii)
  American Savings Bank, F.S.B. (federally chartered)
    American Savings Investment Services Corp. (Hawaii)
    ASB Service Corporation (Hawaii)
    AdCommunications, Inc. (Hawaii)
    American Savings Mortgage Co., Inc. (Hawaii)
    ASB Realty Corporation (Hawaii)
HEI Power Corp. (Hawaii)
  HEI Power Corp. Guam (Hawaii)
  HEI Power Corp. Saipan (Commonwealth of the Northern Mariana Islands) HEI Power Corp. International (Cayman Islands)
    HEIPC Cambodia Ventures (Cayman Islands)
    HEIPC Phnom Penh Power (Limited) LLC (Cayman Islands)
    HEI Power Corp. Philippines (Cayman Islands)
    HEIPC Philippine Ventures (Cayman Islands)
    HEIPC Philippine Development, LLC (Cayman Islands)
    Lake Mainit Power, LLC (Cayman Islands)
    HEIPC Bulacan I, LLC (Cayman Islands)
    HEIPC Bulacan II, LLC (Cayman Islands)
    HEI Power Corp. China (Republic of Mauritius)
      Dafeng Sanlian Cogeneration Co., Ltd. (People's Republic of China)
        (76% owned by HEI Power Corp. China)
    HEI Power Corp. China II (Republic of Mauritius)
      United Power Pacific Company Limited (Republic of Mauritius)
        Baotou Tianjiao Power Co., Ltd. (People's Republic of China)
          (75% owned by United Power Pacific Company Limited)
  HEI Power Corp. China III (Republic of Mauritius)
  HEI Power Corp. China IV (Republic of Mauritius)
HEI Investments, Inc. (Hawaii; continued in Nova Scotia, Canada)
  HEIPC Philippines Holding Co., Inc. (Republic of Philippines)

                                                  HEI Exhibit 21.1 (Page 2 of 2)

                       Hawaiian Electric Industries, Inc.
                         SUBSIDIARIES OF THE REGISTRANT
                                  (continued)

Pacific Energy Conservation Services, Inc. (Hawaii)
HEI District Cooling, Inc. (Hawaii)
ProVision Technologies, Inc. (Hawaii)
HEI Properties, Inc. (Hawaii)
HEI Leasing, Inc. (Hawaii)
Hycap Management, Inc. (Delaware)
 HEI Preferred Funding, LP (a limited partnership in which Hycap Management, Inc. is the sole general partner) (Delaware)
Hawaiian Electric Industries Capital Trust I (a business trust) (Delaware) Hawaiian Electric Industries Capital Trust II (a business trust) (Delaware) Hawaiian Electric Industries Capital Trust III (a business trust) (Delaware) The Old Oahu Tug Service, Inc. (Hawaii)
Malama Pacific Corp. (Hawaii)
  Malama Property Investment Corp. (Hawaii)
  Malama Development Corp. (Hawaii)
  Malama Mohala Corp. (Hawaii)

                                                               HECO Exhibit 21.2

                        Hawaiian Electric Company, Inc.
                        SUBSIDIARIES OF THE REGISTRANT

The following is a list of all subsidiaries of the registrant as of March 13, 2000. The state/place of incorporation or organization is noted in parentheses.


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

                                                                  HEI Exhibit 23

[KPMG LLP letterhead]



                           Accountants' Consent
                           --------------------



The Board of Directors
Hawaiian Electric Industries, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 333-44737, 33-58820, 333-73225 and 333-18809 on Form S-3 and Registration Statement
Nos. 33-65234, 333-05667 and 333-02103 on Form S-8 of Hawaiian Electric Industries, Inc., and Registration Statement Nos. 333-18809-01, 333-18809-02, 333-18809-03 and 333-18809-04 on Form S-3 of Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and HEI Preferred Funding, LP of our report dated January 24, 2000, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 1999 (except as to the second paragraph of Note 5 of the notes to the consolidated financial statements, which is as of February 24, 2000), which report is incorporated by reference in the 1999 annual report on Form 10-K of Hawaiian Electric Industries, Inc. We also consent to incorporation by reference of our report dated January 24, 2000 (except as to the second paragraph of Note 5 of the notes to the consolidated financial statements, which is as of February 24, 2000), relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 1999 annual report on Form 10-K, which report is included in said Form 10-K.



/s/ KPMG LLP


Honolulu, Hawaii
March 21, 2000

                                                               HECO Exhibit 99.2

                        Hawaiian Electric Company, Inc.
                  RECONCILIATION OF ELECTRIC UTILITY OPERATING
                      INCOME PER HEI AND HECO CONSOLIDATED
                              STATEMENTS OF INCOME





                                                                                 Years ended December 31,
                                                               --------------------------------------------------------
(in thousands)                                                               1999               1998               1997
-----------------------------------------------------------------------------------------------------------------------

Operating income from regulated and nonregulated activities
 before income taxes (per HEI Consolidated Statements of
 Income).......................................................          $174,714           $177,450           $171,753

Deduct:
 Income taxes on regulated activities..........................           (48,281)           (54,719)           (52,795)
 Revenues from nonregulated activities.........................            (4,881)            (7,384)            (8,768)

Add:
 Expenses from nonregulated activities.........................             1,289                805                850
                                                               --------------------------------------------------------

Operating income from regulated activities after income taxes
 (per HECO Consolidated Statements of Income)..................          $122,841           $116,152           $111,040
                                                               ========================================================

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.                   HAWAIIAN ELECTRIC COMPANY, INC.
                                  (Registrant)                                      (Registrant)


By /s/ Robert F. Mougeot                             By /s/ Paul Oyer
  --------------------------------------------         -----------------------------------------
   Robert F. Mougeot                                    Paul A. Oyer
   Financial Vice President and                         Financial Vice President and
     Chief Financial Officer of HEI                       Treasurer of HECO
   (Principal Financial Officer of HEI)                 (Principal Financial Officer of HECO)

Date:  March 21, 2000                                Date:  March 21, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 21, 2000. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named companies and any subsidiaries thereof.

Signature                                             Title
--------------------------------------------          -------------------------------------------


/s/ Robert F. Clarke                                  Chairman, President and Director of HEI
--------------------------------------------          Chairman of the Board of Directors of HECO
Robert F. Clarke                                      (Chief Executive Officer of HEI)



/s/ T. Michael May                                    Senior Vice President and Director of HEI
--------------------------------------------          President and Director of HECO
T. Michael May                                        (Chief Executive Officer of HECO)



/s/ Robert F. Mougeot                                 Financial Vice President and
--------------------------------------------          Chief Financial Officer of HEI
Robert F. Mougeot                                     (Principal Financial Officer of HEI)



/s/ Curtis Y. Harada                                  Controller of HEI
--------------------------------------------          (Principal Accounting Officer of HEI)
Curtis Y. Harada


Signature                                             Title
--------------------------------------------          -------------------------------------------



/s/ Paul Oyer                                         Financial Vice President, Treasurer and
--------------------------------------------            Director of HECO
Paul A. Oyer                                          (Principal Financial Officer of HECO)



/s/ Ernest T. Shiraki                                 Controller of HECO
--------------------------------------------          (Principal Accounting Officer of HECO)

Ernest T. Shiraki



/s/ Don E. Carroll                                    Director of HEI
--------------------------------------------
Don E. Carroll


/s/ Richard Henderson                                 Director of HEI and HECO
--------------------------------------------
Richard Henderson


/s/ Victor Hao Li                                     Director of HEI
--------------------------------------------
Victor Hao Li


                                                      Director of HEI
--------------------------------------------
Bill D. Mills


/s/ A. Maurice Myers                                  Director of HEI
--------------------------------------------
A. Maurice Myers

Signature                                             Title
--------------------------------------------          -------------------------------------------



/s/ Diane J. Plotts                                   Director of HEI and HECO
--------------------------------------------
Diane J. Plotts



/s/ James K. Scott                                    Director of HEI and HECO
--------------------------------------------
James K. Scott


                                                      Director of HEI
--------------------------------------------
Oswald K. Stender



/s/ Anne M. Takabuki                                  Director of HECO
--------------------------------------------
Anne M. Takabuki



/s/ Kelvin H. Taketa                                  Director of HEI
--------------------------------------------
Kelvin H. Taketa



/s/ Jeffrey N. Watanabe                               Director of HEI and HECO
--------------------------------------------
Jeffrey N. Watanabe


/s/ Paul C. Yuen                                      Director of HECO
--------------------------------------------
Paul C. Yuen