Form 10-Q
period 2000-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2000-05-15
CIK 354707, 46207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                       OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


  Exact Name of Registrant as             Commission       I.R.S. Employer
    Specified in Its Charter              File Number     Identification No
  ----------------------------            -----------     ------------------
HAWAIIAN ELECTRIC INDUSTRIES, INC.           1-8503           99-0208097

                            and Principal Subsidiary

HAWAIIAN ELECTRIC COMPANY, INC.           1-4955         99-0040500


                                State of Hawaii
------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                  900 Richards Street, Honolulu, Hawaii 96813
------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

            Hawaiian Electric Industries, Inc. ----- (808) 543-5662
            Hawaiian Electric Company, Inc. -------- (808) 543-7771
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

   Class of Common Stock                              Outstanding May 3, 2000
------------------------------------------------------------------------------


Hawaiian Electric Industries, Inc. (Without Par Value)...    32,366,116 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).......    12,805,843 Shares
                                                          (not publicly traded)
===============================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 2000

                                     INDEX

                                                                      Page No.
Glossary of terms...................................................   ii
Forward-looking information.........................................    v

                         PART I.  FINANCIAL INFORMATION


Item  1. Financial statements
         Hawaiian Electric Industries, Inc. and subsidiaries
         ---------------------------------------------------
         Consolidated balance sheets (unaudited) -
           March 31, 2000 and December 31, 1999.....................    1
         Consolidated statements of income (unaudited) -
           three months ended March 31, 2000 and 1999...............    2
         Consolidated statements of retained earnings (unaudited) -
           three months ended March 31, 2000 and 1999...............    3
         Consolidated statements of cash flows (unaudited) -
           three months ended March 31, 2000 and 1999...............    4
         Notes to consolidated financial statements (unaudited).....    5

         Hawaiian Electric Company, Inc. and subsidiaries
         ------------------------------------------------
         Consolidated balance sheets (unaudited) -
           March 31, 2000 and December 31, 1999.....................   10
         Consolidated statements of income (unaudited) -
           three months ended March 31, 2000 and 1999...............   11
         Consolidated statements of retained earnings (unaudited) -
           three months ended March 31, 2000 and 1999...............   11
         Consolidated statements of cash flows (unaudited) -
           three months ended March 31, 2000 and 1999...............   12
         Notes to consolidated financial statements (unaudited).....   13

Item 2.  Management's discussion and analysis of financial condition
           and results of operations................................   25

Item 3.  Quantitative and qualitative disclosures about market risk.   35

                          PART II.  OTHER INFORMATION

Item 1.  Legal proceedings..........................................   36
Item 2.  Changes in securities and use of proceeds..................   36
Item 4.  Submission of matters to a vote of security holders........   36
Item 5.  Other information..........................................   37
Item 6.  Exhibits and reports on Form 8-K...........................   39
Signatures..........................................................   40

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 2000

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

Consumer          Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the
 Advocate          State of Hawaii

D&O               Decision and order

DLNR              Department of Land and Natural Resources of the State of Hawaii

DOH               Department of Health of the State of Hawaii

EAPRC             East Asia Power Resources Corporation

Enserch           Enserch Development Corporation

EPHC              El Paso Philippines Holding Company, Inc.

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

FHLB             Federal Home Loan Bank

FICO             Financing Corporation

GAAP             Generally accepted accounting principles

GPA              Guam Power Authority

Hamakua          Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
 Partners

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

Terms            Definitions
-----            -----------

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

YB               Young Brothers, Limited, a wholly owned subsidiary of Hawaiian Tug & Barge Corp.
                 which was sold on November 10, 1999

Forward-looking statements

This report and other presentations made by Hawaiian Electric Industries, Inc.
(HEI) and its subsidiaries contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the Act). Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions, which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries, the performance of the industries in which they do business and economic and market factors, among other things. These statements are not guaranties of future performance. Such risks, uncertainties and other important factors include, but are not limited to, the following:

 . the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market;

 .  the effects of weather and natural disasters;

 .  product demand and market acceptance risks;

 . increasing competition in the electric utility, banking and international power industries;

 .  capacity and supply constraints or difficulties;

 .  new technological developments;

 . governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI and its subsidiaries, decisions in rate cases and on permitting issues and changes in taxation;

 .  the results of financing efforts;

 .  the timing and extent of changes in interest rates;

 .  the timing and extent of changes in foreign currency exchange rates;

 .  the convertibility and availability of foreign currency;

 . political and business risks inherent in doing business in developing countries;

 .  the risks associated with the installation of new computer systems;

 . the risk that ASB Realty Corporation fails to qualify as a real estate investment trust for federal income tax purposes, in which case it would be subject to regular corporate income taxation; and

 . other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or Hawaiian Electric Company, Inc. (HECO) with the Securities and Exchange Commission
   (SEC).

Forward-looking statements speak only as of the date of this report.

                                   PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                     March 31,          December 31,
(in thousands)                                                         2000                 1999
----------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents...................................              $  202,583           $  199,906
Accounts receivable and unbilled revenues, net.........                 153,790              154,605
Investment and mortgage/asset-backed securities........               2,255,257            2,159,945
Loans receivable, net..................................               3,205,008            3,211,878
Property, plant and equipment, net of accumulated
   depreciation of $1,158,137 and $1,129,078...........               2,063,430            2,066,195
Regulatory assets......................................                 115,885              114,759
Other..................................................                 356,996              276,997
Goodwill and other intangibles.........................                 104,788              106,741
                                                               ----------------    -----------------
                                                                     $8,457,737           $8,291,026
                                                               ================    =================

Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable.......................................              $  117,835           $  117,447
Deposit liabilities....................................               3,558,024            3,491,655
Short-term borrowings..................................                 232,859              151,833
Securities sold under agreements to repurchase.........                 645,406              661,215
Advances from Federal Home Loan Bank...................               1,227,112            1,189,081
Long-term debt.........................................                 983,881              977,529
Deferred income taxes..................................                 180,974              181,277
Contributions in aid of construction...................                 205,481              206,302
Other..................................................                 211,724              231,854
                                                               ----------------    -----------------
                                                                      7,363,296            7,208,193
                                                               ----------------    -----------------

HEI- and HECO-obligated preferred securities of trust
 subsidiaries directly or indirectly holding solely
 HEI and HEI-guaranteed and HECO and HECO-guaranteed
 subordinated debentures...............................                 200,000              200,000
Preferred stock of subsidiaries - not subject to
 mandatory redemption..................................                  34,406               34,406
Minority interests.....................................                     876                  841
                                                               ----------------    -----------------
                                                                        235,282              235,247
                                                               ----------------    -----------------

Stockholders' equity
Preferred stock, no par value, authorized 10,000
 shares; issued: none..................................                       -                    -
Common stock, no par value, authorized 100,000
 shares; issued and outstanding: 32,315 shares
 and 32,213 shares.....................................                 667,957              665,335
Retained earnings......................................                 191,202              182,251
                                                               ----------------    -----------------
                                                                        859,159              847,586
                                                               ----------------    -----------------
                                                                     $8,457,737           $8,291,026
                                                               ================    =================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

                                                                     Three months ended March 31,
(in thousands, except per share amounts and                       --------------------------------
 ratio of earnings to fixed charges)                                   2000                1999
----------------------------------------------------------------  --------------------------------
Revenues
Electric utility...........................................           $289,405            $237,791
Savings bank...............................................            110,267             100,280
International power........................................              1,665                 992
Other......................................................                538              13,184
                                                                  ------------     ---------------
                                                                       401,875             352,247
                                                                  ------------     ---------------
Expenses
Electric utility...........................................            237,775             196,890
Savings bank...............................................             91,077              85,149
International power........................................              2,115               1,608
Other......................................................              2,706              14,568
                                                                  ------------     ---------------
                                                                       333,673             298,215
                                                                  ------------     ---------------
Operating income (loss)
Electric utility...........................................             51,630              40,901
Savings bank...............................................             19,190              15,131
International power........................................               (450)               (616)
Other......................................................             (2,168)             (1,384)
                                                                  ------------     ---------------
                                                                        68,202              54,032
                                                                  ------------     ---------------

Interest expense--other than savings bank..................            (19,072)            (17,888)
Allowance for borrowed funds used during construction......                691                 640
Preferred stock dividends of subsidiaries..................               (498)               (627)
Preferred securities distributions of trust subsidiaries...             (4,009)             (3,999)
Allowance for equity funds used during construction........              1,269               1,039
                                                                  ------------     ---------------
Income before income taxes.................................             46,583              33,197
Income taxes...............................................             17,607              12,443
                                                                  ------------     ---------------
Net income.................................................           $ 28,976            $ 20,754
                                                                  ============     ===============
Basic earnings per common share............................           $   0.90            $   0.65
                                                                  ============     ===============
Diluted earnings per common share..........................           $   0.90            $   0.64
                                                                  ============     ===============
Dividends per common share.................................           $   0.62            $   0.62
                                                                  ============     ===============

Weighted-average number of common shares outstanding.......             32,266              32,153
     Dilutive effect of stock options and dividend
     equivalents...........................................                106                  83
                                                                  ------------     ---------------
Adjusted weighted-average shares...........................             32,372              32,236
                                                                  ============     ===============
Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits....................               1.86                1.76
                                                                  ============     ===============
     Including interest on ASB deposits....................               1.57                1.43
                                                                  ============     ===============

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                                    Three months ended March 31,
                                                                  --------------------------------
(in thousands)                                                         2000                1999
--------------------------------------------------------------------------------------------------
Retained earnings, beginning of period.....................           $182,251            $165,252
Net income.................................................             28,976              20,754
Common stock dividends.....................................            (20,025)            (19,949)
                                                                  ------------     ---------------
Retained earnings, end of period...........................           $191,202            $166,057
                                                                  ============     ===============

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

                                                                           Three months ended
                                                                                 March  31,
                                                                      -----------------------------
(in thousands)                                                             2000            1999
---------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income.........................................................       $  28,976       $  20,754
Adjustments to reconcile net income to net cash provided by
 operating activities
      Depreciation of property, plant and equipment................          27,143          27,190
      Other amortization...........................................           1,476           4,261
      Provision for loan losses....................................           3,000           2,920
      Deferred income taxes........................................            (300)           (130)
      Allowance for equity funds used during construction..........          (1,269)         (1,039)
      Changes in assets and liabilities
            Decrease in accounts receivable and unbilled revenues,
             net...................................................             815          11,979
            Increase in accounts payable...........................             388           5,111
            Changes in other assets and liabilities................           2,153         (53,665)
                                                                         ----------    ------------
Net cash provided by operating activities..........................          62,382          17,381
                                                                         ----------    ------------
Cash flows from investing activities
Held-to-maturity mortgage/asset-backed securities purchased........        (151,425)       (249,256)
Principal repayments on held-to-maturity mortgage/asset-backed
 securities........................................................          58,434         191,956
Loans receivable originated and purchased..........................        (110,360)       (208,096)
Principal repayments on loans receivable...........................         103,611         159,420
Capital expenditures...............................................         (25,080)        (22,174)
Acquisition of Philippines investment..............................         (87,500)              -
Other..............................................................           7,767           4,517
                                                                        -----------     -----------
Net cash used in investing activities..............................        (204,553)       (123,633)
                                                                        -----------     -----------
Cash flows from financing activities
Net increase (decrease) in deposit liabilities.....................          66,369         (49,465)
Net increase in short-term borrowings with original maturities of
 three months or less..............................................          81,026          19,266
Net increase in retail repurchase agreements.......................           2,280             765
Proceeds from securities sold under agreements to repurchase.......         218,728         132,000
Repurchase of securities sold under agreements to repurchase.......        (240,085)       (186,000)
Proceeds from advances from Federal Home Loan Bank.................         218,531          32,000
Principal payments on advances from Federal Home Loan Bank.........        (180,500)        (30,000)
Proceeds from issuance of long-term debt...........................           6,304           3,594
Redemption of electric utility subsidiaries' preferred stock.......               -         (37,068)
Net proceeds from issuance of common stock.........................           2,590           2,162
Common stock dividends.............................................         (20,025)        (19,949)
Preferred securities distributions of trust subsidiaries...........          (4,009)         (3,999)
Other..............................................................          (6,361)         (4,378)
                                                                         ----------    ------------
Net cash provided by (used in) financing activities................         144,848        (141,072)
                                                                         ----------    ------------
Net increase (decrease) in cash and equivalents....................           2,677        (247,324)
Cash and equivalents, beginning of period..........................         199,906         412,254
                                                                         ----------    ------------
Cash and equivalents, end of period................................       $ 202,583       $ 164,930
                                                                         ==========    ============

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and 1999
(Unaudited)
--------------------------------------------------------------------------------

(1) Basis of presentation
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1999.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of March 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 2000 presentation.

(2)  Segment financial information
----------------------------------
Segment financial information was as follows:

                                           Electric            Savings           International
($ in thousands)                           utility               bank                power                Other             Total
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
Revenues from external customers.....          289,391            110,263                1,654                 567          401,875
Intersegment revenues................               14                  4                   11                 (29)               -
                                        --------------    ---------------    -----------------     ---------------    -------------
    Revenues.........................          289,405            110,267                1,665                 538          401,875
                                        ==============    ===============    =================     ===============    =============

Income (loss) before income taxes....           38,902             17,783                 (659)             (9,443)          46,583
Income taxes (benefit)...............           15,177              6,562                  262              (4,394)          17,607
                                        --------------    ---------------    -----------------     ---------------    -------------
    Net income (loss)................           23,725             11,221                 (921)             (5,049)          28,976
                                        ==============    ===============    =================     ===============    =============
Assets*..............................        2,290,877          5,943,462              192,196              31,202        8,457,737
                                        ==============    ===============    =================     ===============    =============
Three months ended March 31, 1999
Revenues from external customers.....          237,791            100,272                  992              13,192          352,247
Intersegment revenues................                -                  8                    -                  (8)               -
                                        --------------    ---------------    -----------------     ---------------    -------------
    Revenues.........................          237,791            100,280                  992              13,184          352,247
                                        ==============    ===============    =================     ===============    =============

Income (loss) before income taxes....           27,701             13,781                 (686)             (7,599)          33,197
Income taxes (benefit)...............           10,620              5,256                  103              (3,536)          12,443
                                        --------------    ---------------    -----------------     ---------------    -------------
    Net income (loss)................           17,081              8,525                 (789)             (4,063)          20,754
                                        ==============    ===============    =================     ===============     ============
Assets*..............................        2,255,148          5,585,313               44,502             153,711        8,038,674
                                        ==============    ===============    =================     ===============     ============

*     At March 31.

Revenues attributed to foreign countries for the periods identified above were not significant.

(3)  Electric utility subsidiary
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 10 through 24.

(4)  Savings bank subsidiary
----------------------------

Selected financial information

American Savings Bank, F.S.B. and subsidiaries
Consolidated balance sheet data

                                                                                          March 31,               December 31,
(in thousands)                                                                              2000                      1999
------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents............................................................           $  194,572               $  192,807
Held-to-maturity investment securities..........................................              188,671                  186,799
Held-to-maturity mortgage/asset-backed securities...............................            2,066,586                1,973,146
Loans receivable, net...........................................................            3,205,008                3,211,878
Other...........................................................................              183,837                  176,836
Goodwill and other intangibles..................................................              104,788                  106,741
                                                                                   ------------------     --------------------
                                                                                           $5,943,462               $5,848,207
                                                                                   ==================     ====================
Liabilities and equity
Deposit liabilities.............................................................           $3,558,024               $3,491,655
Securities sold under agreements to repurchase..................................              645,406                  661,215
Advances from Federal Home Loan Bank............................................            1,227,112                1,189,081
Other...........................................................................               70,074                   70,239
                                                                                   ------------------     --------------------
                                                                                            5,500,616                5,412,190
Minority interests..............................................................                3,357                    3,300
Preferred stock.................................................................               75,113                   75,113
Common stock equity.............................................................              364,376                  357,604
                                                                                   ------------------     --------------------
                                                                                           $5,943,462               $5,848,207
                                                                                   ==================     ====================

American Savings Bank, F.S.B. and subsidiaries
Consolidated income statement data

                                                                                             Three months ended March 31,
                                                                                  ----------------------------------------------
(in thousands)                                                                                    2000                      1999
--------------------------------------------------------------------------------------------------------------------------------
Interest income...................................................................            $102,508                  $ 92,947
Interest expense..................................................................              55,718                    51,456
                                                                                     -----------------      --------------------
Net interest income...............................................................              46,790                    41,491
Provision for loan losses.........................................................              (3,000)                   (2,920)
Other income......................................................................               7,759                     7,333
Operating, administrative and general expenses....................................             (32,359)                  (30,773)
                                                                                     -----------------      --------------------
Operating income..................................................................              19,190                    15,131
Income taxes......................................................................               6,562                     5,256
                                                                                     -----------------      --------------------
Income before preferred stock dividends...........................................              12,628                     9,875
Preferred stock dividends.........................................................               1,350                     1,350
Minority interests................................................................                  57                         -
                                                                                     -----------------      --------------------
Net income........................................................................            $ 11,221                  $  8,525
                                                                                     =================      ====================

Subsequent event

In April 2000, ASB Realty Corporation issued preferred stock with an aggregate liquidation preference of $187 million to ASB. ASB plans to sell $60 million of the preferred stock in a private placement prior to June 30, 2000, which sale will increase ASB's capital for regulatory purposes.

(5)  International power subsidiary
-----------------------------------

China project

In 1998 and 1999, HEIPC Group acquired what is now a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 megawatt (MW) (net) coal-fired power plant to be located in Inner Mongolia, People's Republic of China. The power plant is being built "inside the fence" for Baotou Iron & Steel (Group) Co., Ltd. (Baotou Steel). The project has received approval from both the National and Inner Mongolia governments. Construction had commenced and the first of the two units had been expected to be online by early 2001, and the second six months later. However, the Inner Mongolia Power Company (IMPC), which owns and operates the electricity grid in Inner Mongolia, has refused to enter into an interconnection arrangement with the joint venture. The HEIPC Group does not believe that it is prudent to continue construction without an interconnection arrangement whose terms are consistent with the project as approved by the National and Inner Mongolia governments. Under the Power Purchase Contract between the joint venture and Baotou Steel, it is Baotou Steel's responsibility to secure an interconnection arrangement with IMPC. Accordingly, the HEIPC Group believes Baotou Steel is now in default. The HEIPC Group intends to cause the joint venture to pursue remedies for the default and, if not cured, withdraw from the project (including the HEIPC Group's commitment to invest up to an additional $86 million toward the project, subject to certain conditions) and seek recovery of its investment of approximately $25 million to date. Management cannot predict the outcome of such efforts, nor estimate its impairment loss, if any, at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Philippines investment

On March 7, 2000, an indirect subsidiary of HEIPC acquired a 50% interest in El Paso Philippines Holding Company, Inc. (EPHC), an indirect subsidiary of El Paso Energy Corporation (EPEC), for $87 million plus up to an additional $6 million of payments that are contingent upon future earnings of East Asia Power Resources Corporation (EAPRC). EPHC owns approximately 91.7% of the common shares of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. Also on March 7, 2000, HEI entered into an agreement with EPEC to guarantee 50% of EPEC's payment obligations under an EPEC Guaranty Agreement, up to $10 million. The Guaranty Agreement supports EAPRC's and East Asia Diesel Power Corporation's revolving loan facility of up to $20 million. HEI is currently engaged in discussions with the provider of the loan facility to provide HEI's separate guaranty of 50% of the obligations under the revolving loan facility in place of the guaranty agreement with EPEC.

(6) Retirement benefits
-------------------------

Change in method of calculating market-related value of retirement benefit plan assets

Since 1993, the Company determined the market-related value of retirement benefit (pension and other postretirement benefits) plan assets by calculating the difference between the expected return and the actual return on the fair value of the plan assets, then amortizing the difference over future years -- 0% in the first year and 25% in years two to five, and finally subtracting the unamortized differences for the past four years from fair value. In the first quarter of 2000, the method of calculating the market-related value of the plan assets was changed to include a 15% range around the fair value of such assets (i.e., 85% to 115% of fair value). If the market-related value is outside the 15% range, then the amount outside the range will be recognized immediately in the calculation of annual net periodic benefit cost. If the market-related value remains within the 15% range, the Company will continue to amortize the difference over future years using the amortization method previously used.
This change in accounting principle is preferable because it results in calculated asset values of the plans that more closely approximate fair value, while still mitigating the effect of annual fair value fluctuations. No range was used in prior years as the market-related value of the plan assets has been within the 15% range at each yearend from 1993 to 1998. Therefore, the cumulative effect of this change is nil. The effect of the change in accounting principle on the first quarter of 2000 was to increase net income approximately $1 million ($0.03 in basic earnings per common share).

Change in discount rate

The Company changed the discount rate used to calculate the net periodic costs of pension and other postretirement benefits from 6.5% at December 31, 1998 to 7.75% at December 31, 1999 based on interest rates prevailing at the time. The effect of the change was to reduce the projected benefit obligation at December 31, 1999 by approximately $110 million and to increase net income by approximately $1 million ($0.4 in basic earnings per common share) for the first quarter of 2000.

(7)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                      Three months ended March 31,
                                                                            ---------------------------------------------
(in thousands)                                                                              2000                     1999
-------------------------------------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding interest
 paid on nonrecourse debt on leveraged leases)..............................             $56,493                  $58,359
                                                                                ================         ================
Income taxes................................................................             $   631                  $37,106
                                                                                ================         ================

The decrease in income taxes paid for the three months ended March 31, 2000 compared to the same period in 1999 was primarily due to the payment of significant federal taxes with the federal tax return extension in 1999.

Supplemental disclosures of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $1.3 million and $1.0 million for the three months ended March 31, 2000 and 1999, respectively.

(8)  Recent accounting pronouncements
-------------------------------------

Derivative instruments and hedging activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The provisions of SFAS No. 133 were amended by SFAS No. 137 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, as amended, on January 1, 2001, but management has not yet determined the impact, if any, of adoption.

(9)  Commitments and contingencies
----------------------------------

See note (5), "International power subsidiary," above and note (4), "Commitments and contingencies," in HECO's "Notes to consolidated financial statements."

(10)  Discontinued operations--Malama Pacific Corp. (MPC)
---------------------------------------------------------

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

As of March 31, 2000, the remaining net assets of the discontinued residential real estate development operations amounted to $15 million (included in "Other" assets) and consisted primarily of real estate assets, receivables and deferred tax assets, reduced by loans and accounts payable.

(11)  Sale of maritime freight transportation and harbor assist operations
--------------------------------------------------------------------------

In November 1999, HTB sold substantially all of its operating assets and YB for a nominal gain.

(12)  Subsequent event - issuance of medium-term notes
------------------------------------------------------

In March 1999, HEI filed a registration statement with the SEC to register $300 million of Medium-Term Notes, Series C (Series C Notes). In April 2000, HEI sold $100 million of its Series C Notes, with $100 million of Series C Notes remaining available for issuance from time to time. The $100 million of Series C Notes sold have a floating rate of LIBOR plus 105 basis points (adjusted every three months and with an initial interest rate of 7.33%) and a maturity date of April 15, 2003. Simultaneous with the sale of the Series C Notes, however, HEI entered into a swap agreement with Bank of America, N.A., which effectively fixes the interest rate on the $100 million of debt at 7.995% until maturity.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets (unaudited)
                                                                                 March 31,             December 31,
(in thousands, except par value)                                                   2000                   1999
-------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land..................................................................        $    29,067            $    30,952
   Plant and equipment...................................................          2,875,920              2,851,126
   Less accumulated depreciation.........................................         (1,102,639)            (1,076,373)
   Plant acquisition adjustment, net.....................................                445                    458
   Construction in progress..............................................            154,196                151,981
                                                                             ---------------         --------------
         Net utility plant...............................................          1,956,989              1,958,144
                                                                             ---------------         --------------
Current assets
   Cash and equivalents..................................................              1,086                  1,966
   Customer accounts receivable, net.....................................             68,382                 68,768
   Accrued unbilled revenues, net........................................             53,032                 53,830
   Other accounts receivable, net........................................              1,737                  2,172
   Fuel oil stock, at average cost.......................................             27,669                 34,954
   Materials and supplies, at average cost...............................             20,343                 20,046
   Prepayments and other.................................................              3,463                  4,649
                                                                             ---------------         --------------
         Total current assets............................................            175,712                186,385
                                                                             ---------------         --------------
Other assets
   Regulatory assets.....................................................            115,885                114,759
   Other.................................................................             42,291                 43,521
                                                                             ---------------         --------------
         Total other assets..............................................            158,176                158,280
                                                                             ---------------         --------------
                                                                                 $ 2,290,877            $ 2,302,809
                                                                             ===============         ==============
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares...........................        $    85,387            $    85,387
   Premium on capital stock..............................................            295,542                295,510
   Retained earnings.....................................................            434,979                425,206
                                                                              --------------         --------------
         Common stock equity.............................................            815,908                806,103
   Cumulative preferred stock - not subject to mandatory redemption......             34,293                 34,293
   HECO-obligated mandatorily redeemable preferred securities of trust subsidiaries holding solely HECO and HECO-guaranteed subordinated
    debentures...........................................................            100,000                100,000

   Long-term debt, net...................................................            652,381                646,029
                                                                              --------------         --------------
         Total capitalization............................................          1,602,582              1,586,425
                                                                              --------------         --------------
Current liabilities
   Short-term borrowings.................................................            104,977                107,013
   Accounts payable......................................................             45,566                 52,116
   Interest and preferred dividends payable..............................             17,527                  8,160
   Taxes accrued.........................................................             55,679                 66,535
   Other.................................................................             15,825                 31,485
                                                                              --------------         --------------
         Total current liabilities.......................................            239,574                265,309
                                                                              --------------         --------------
Deferred credits and other liabilities
   Deferred income taxes.................................................            132,523                131,105
   Unamortized tax credits...............................................             48,149                 48,206
   Other.................................................................             62,568                 65,462
                                                                              --------------         --------------
         Total deferred credits and other liabilities....................            243,240                244,773
                                                                              --------------         --------------
Contributions in aid of construction.....................................            205,481                206,302
                                                                              --------------         --------------
                                                                                 $ 2,290,877            $ 2,302,809
                                                                              ==============         ==============

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income (unaudited)
                                                                                   Three months ended March 31,
                                                                               --------------------------------------
(in thousands, except for ratio of earnings to fixed charges)                            2000                    1999
---------------------------------------------------------------------------------------------------------------------
Operating revenues.........................................................          $288,421                $236,625
                                                                               --------------          --------------
Operating expenses
Fuel oil...................................................................            75,155                  44,878
Purchased power............................................................            70,226                  59,980
Other operation............................................................            27,741                  32,323
Maintenance................................................................            12,533                  13,305
Depreciation...............................................................            24,334                  23,365
Taxes, other than income taxes.............................................            27,361                  22,896
Income taxes...............................................................            15,193                  10,668
                                                                               --------------          --------------
                                                                                      252,543                 207,415
                                                                               --------------          --------------
Operating income...........................................................            35,878                  29,210
                                                                               --------------          --------------

Other income
Allowance for equity funds used during construction........................             1,269                   1,039
Other, net.................................................................               575                   1,071
                                                                               --------------          --------------
                                                                                        1,844                   2,110
                                                                               --------------          --------------
Income before interest and other charges...................................            37,722                  31,320
                                                                               --------------          --------------

Interest and other charges
Interest on long-term debt.................................................             9,932                   9,911
Amortization of net bond premium and expense...............................               442                     363
Other interest charges.....................................................             1,897                   2,069
Allowance for borrowed funds used during construction......................              (691)                   (640)
Preferred stock dividends of subsidiaries..................................               228                     258
Preferred securities distributions of trust subsidiaries...................             1,919                   1,909
                                                                               --------------          --------------
                                                                                       13,727                  13,870
                                                                               --------------          --------------
Income before preferred stock dividends of HECO............................            23,995                  17,450
Preferred stock dividends of HECO..........................................               270                     369
                                                                               --------------          --------------
Net income for common stock................................................          $ 23,725                $ 17,081
                                                                               ==============          ==============
Ratio of earnings to fixed charges (SEC method)............................              3.61                    2.85
                                                                               ==============          ==============

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings (unaudited)
                                                                                   Three months ended March 31,
                                                                               --------------------------------------
(in thousands)                                                                       2000                      1999
---------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period.....................................          $425,206                $405,836
Net income for common stock................................................            23,725                  17,081
Common stock dividends.....................................................           (13,952)                (13,387)
                                                                               --------------          --------------
Retained earnings, end of period...........................................          $434,979                $409,530
                                                                               ==============          ==============

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows  (unaudited)

                                                                                         Three months ended
                                                                                             March 31,
                                                                           ------------------------------------------
(in thousands)                                                                        2000                   1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock dividends of HECO............................          $ 23,995                $ 17,450
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation of property, plant and equipment........................            24,334                  23,365
      Other amortization...................................................             1,069                   1,650
      Deferred income taxes................................................             1,418                     196
      Tax credits, net.....................................................               339                     396
      Allowance for equity funds used during construction..................            (1,269)                 (1,039)
      Changes in assets and liabilities
           Decrease in accounts receivable.................................               821                   4,556
           Decrease in accrued unbilled revenues...........................               798                   5,543
           Decrease in fuel oil stock......................................             7,285                   5,373
           Increase in materials and supplies..............................              (297)                 (1,428)
           Increase in regulatory assets...................................              (513)                    (23)
           Decrease in accounts payable....................................            (6,550)                 (2,336)
           Changes in other assets and liabilities.........................           (12,323)                (11,851)
                                                                               --------------          --------------
Net cash provided by operating activities..................................            39,107                  41,852
                                                                               --------------          --------------
Cash flows from investing activities
Capital expenditures.......................................................           (23,848)                (17,592)
Contributions in aid of construction.......................................             1,647                   3,750
Payments on notes receivable...............................................               138                     395
                                                                               --------------          --------------
Net cash used in investing activities......................................           (22,063)                (13,447)
                                                                               --------------          --------------
Cash flows from financing activities
Common stock dividends.....................................................           (13,952)                (13,387)
Preferred stock dividends..................................................              (270)                   (369)
Preferred securities distributions of trust subsidiaries...................            (1,919)                 (1,909)
Proceeds from issuance of long-term debt...................................             6,304                   3,594
Redemption of preferred stock..............................................                 -                 (37,068)
Net decrease in short-term borrowings
   with original maturities of three months or less........................            (2,036)                (10,183)
Other......................................................................            (6,051)                 (4,509)
                                                                               --------------          --------------
Net cash used in financing activities......................................           (17,924)                (63,831)
                                                                               --------------          --------------
Net decrease in cash and equivalents.......................................              (880)                (35,426)
Cash and equivalents, beginning of period..................................             1,966                  54,783
                                                                               --------------          --------------
Cash and equivalents, end of period........................................          $  1,086                $ 19,357
                                                                               ==============          ==============

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000 and 1999
(Unaudited)
--------------------------------------------------------------------------------

(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1999.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of March 31, 2000 and December 31, 1999, and the results of their operations and cash flows for the three months ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 2000 presentation.

(2)  Retirement benefits
------------------------

Change in method of calculating market-related value of retirement benefit plan assets

Since 1993, HECO and its subsidiaries determined the market-related value of retirement benefit (pension and other postretirement benefits) plan assets by calculating the difference between the expected return and the actual return on the fair value of the plan assets, then amortizing the difference over future years -- 0% in the first year and 25% in years two to five, and finally subtracting the unamortized differences for the past four years from fair value. In the first quarter of 2000, the method of calculating the market-related value of the plan assets was changed to include a 15% range around the fair value of such assets (i.e., 85% to 115% of fair value). If the market-related value is outside the 15% range, then the amount outside the range will be recognized immediately in the calculation of annual net periodic benefit cost. If the market-related value remains within the 15% range, HECO and its subsidiaries will continue to amortize the difference over future years using the amortization method previously used. This change in accounting principle is preferable because it results in calculated asset values of the plans that more closely approximate fair value, while still mitigating the effect of annual fair value fluctuations. No range was used in prior years as the market-related value of the plan assets has been within the 15% range at each yearend from 1993 to 1998. Therefore, the cumulative effect of this change is nil. The effect of the change in accounting principle on the first quarter of 2000 was to increase net income approximately $1 million.

Change in discount rate

HECO and its subsidiaries changed the discount rate used to calculate the net periodic costs of pension and other postretirement benefits from 6.5% at December 31, 1998 to 7.75% at December 31, 1999 based on interest rates prevailing at the time. The effect of the change was to reduce the projected benefit obligation at December 31, 1999 by approximately $102 million and to increase net income by approximately $1 million for the first quarter of 2000.

(3)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                    Three months ended March 31,
                                                                           -----------------------------------------
(in thousands)                                                                      2000                 1999
--------------------------------------------------------------------------------------------------------------------
Interest...................................................................            $2,572                 $4,459
                                                                               ==============         ==============

Income taxes...............................................................            $9,546                 $4,095
                                                                               ==============         ==============

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $1.3 million and $1.0 million for the three months ended March 31, 2000 and 1999, respectively.

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

On November 5, 1999, the same plaintiffs filed a third joint motion to enforce judgment. In this motion, they asked that the Court void HELCO's default entitlement on the basis that HELCO forfeited its default entitlement by allegedly electing, through HELCO's construction of the pre-PSD portions of the project, to build a project different from that described in its application. They also requested that HELCO be enjoined from continuing construction activity at the site and ordered to restore the Keahole site to its pre-August 1992 condition. These motions were heard on December 13, 1999 and were denied by the Court. The Court also ruled that any complaints received by the BLNR or DLNR regarding the Keahole project were to be addressed in writing within 32 days of mailing of the complaint. An Order to this effect was issued on February 22, 2000. On April 13, 2000, KDC and an individual plaintiff filed a fourth motion to enforce the judgment, which substantially reiterates their second joint motion dated November 2, 1999 (see above) and a motion for sanctions against BLNR. In light of a BLNR hearing on April 14, 2000, KDC and the individual plaintiff have circulated a stipulation to withdraw these motions, and indicated that they would refile the fourth motion after the written order from the BLNR is issued. The stipulation has not yet been filed. For further developments regarding these issues, see "BLNR petitions."

PSD permit. In 1997, the EPA approved a revised draft permit and the DOH issued
----------
a final PSD permit for HELCO's DTCC unit. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB) in December 1997.

On November 25, 1998, the EAB issued an Order Denying Review in Part and Remanding in Part. The EAB denied appeals of the permit that were based on challenges to (1) the DOH's use of a netting analysis (with respect to nitrogen oxide (NOx) emissions), (2) the DOH's determination of Best Available Control Technology (BACT) for control of sulfur dioxide emissions, and (3) certain aspects of the DOH's ambient air and source impact analysis. However, the EAB concluded that the DOH had not adequately responded to comments that had been made during the public comment period that data relating to certain ambient air concentrations were outdated or were measured at unrepresentative locations. The EAB remanded the proceedings and directed the DOH to reopen the permit for the limited purpose of (1) providing an updated air quality impact report incorporating current data on sulfur dioxide and particulate matter ambient concentrations and (2) providing a sufficient explanation of why the carbon monoxide and ozone data used to support the permit are reasonably representative, or performing a new air quality analysis based on data shown to be representative of the air quality in the area to be affected by the project. The EAB directed the DOH to accept and respond to public comments on the DOH's decisions with respect to these issues and ruled that any further appeals of its decision would be limited to the issues addressed on remand. On March 3, 1999, the EAB issued an Order denying motions for reconsideration which had been filed by HELCO, KDC and Kawaihae Cogeneration Partners (KCP). HELCO, working closely with the DOH and EPA, planned its response to the EAB remand and, in January 1999, commenced collection of several months of additional data at a new site. As part of the remand process, the DOH held a public hearing on the draft permit on October 7, 1999, limited to the issues remanded by the EAB. After considering issues raised at the public hearing, the DOH changed its position and required HELCO to complete a full 12 months of data collection at the new site (which collection began in January 1999) and also required that two months of data be collected at a more representative elevation to corroborate the data collected at the new site. This data collection was completed at the end of April 2000 and provided excellent corroboration of the data collected at the new site. As a result of these actions, there have been further delays in HELCO's construction of CT-4 and CT-5. Although the actual length of the delays is uncertain, management believes CT-4 and CT-5 will be in service in early 2002. HELCO continues to work with the DOH and EPA with the objective of having the final permit reissued by the end of 2000 and of reaching a final resolution of any appeals to the EAB as expeditiously as possible thereafter. HELCO believes that the PSD permit will eventually be obtained. Since there are no stays on the project, installation of CT-4 and CT-5 is expected to begin when the PSD permit is obtained and any EAB appeals from its issuance are resolved.

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

      On May 12, 1999, the Order dismissing HELCO's declaratory judgment complaint was issued and final judgment was entered. The DOH objected to the entry of final judgment before all issues in the lawsuit were resolved, but an Order denying that motion was issued on July 26, 1999. HELCO filed a notice of appeal on August 25, 1999 and KDC filed a notice of cross-appeal on September 3, 1999. Opening briefs were filed with the Hawaii Supreme Court in January 2000, answering briefs were filed in February and March 2000 and reply briefs were filed in March and April 2000. Briefing is now complete.

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

On February 7, 2000, KDC and an individual plaintiff filed with BLNR a Request to Nullify "Default Entitlement." In the request, it is alleged that HELCO's default entitlement is void because HELCO cannot satisfy all conditions and laws, that HELCO forfeited its default entitlement because it redesigned certain facilities it has already constructed to support existing CT-2 rather than CT-4 and CT-5, and that the BLNR should exercise its right to repurchase clause in HELCO's land patent. At its hearing on February 25, 2000, the BLNR denied KDC's request. The BLNR stated that it has the power to consider whether conditions have been met and to enforce those conditions if they are not met, but not to enforce conditions in a way which violates either HRS Section 183-41 or the order of the Third Circuit Court which recognized HELCO's ability to proceed with the Keahole project under a default entitlement. Subsequent to the hearing, an issue was raised administratively as to whether the BLNR should impose condition 15, which would impose a completion deadline on the project of three years following "approval." The issue was included on the agenda for the April 14, 2000 BLNR hearing. However, during the hearing the BLNR passed a motion to remove the item from the agenda. As to the third claim, the BLNR authorized the issuance of a land patent with a corrected repurchase provision at its hearing on February 25, 2000, after which time the repurchase issue should become moot since HELCO continues to use the land for public utility purposes. (See "KDC declaratory judgment action," relating to Count VI.) A written decision on the February 25, 2000 rulings is pending.

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

The current status of these IPPs' PUC complaints is as follows:

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

Apollo Energy Corporation (Apollo), which has an existing contract to provide HELCO with as-available windpower through June 30, 2002, filed a petition for hearing with the PUC on April 28, 2000, alleging that it has unsuccessfully attempted for over 75 days to negotiate a new power purchase agreement with HELCO. Apollo is offering to repower its existing 7 MW facility by the end of 2000 and to install additional wind turbines, up to a total of 15 MW, by the end of 2001. Because Apollo is an as-available energy provider, this matter would not affect the need for the Keahole project.

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

Contingency planning.  In June 1995, HELCO filed with the PUC its generation
---------------------
resource contingency plan detailing alternatives and mitigation measures to address the delays that have occurred in adding new generation. Actions under the plan (such as deferring the retirements of older, smaller units) have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed reports with the PUC from time to time updating the contingency plan and the status of implementing the plan. The last update was filed on March 31, 2000.

The first increment of new generation to be available to HELCO is now expected to be added by August 2000 (Hamakua Partners' 22 MW CT). Despite delays in adding new generation, HELCO's mitigation measures (including the extension of power purchases from HCPC) should provide HELCO with sufficient generation reserve margin to cover its projected monthly system peaks with units on scheduled maintenance until additional new generation is added in late 2000 (the remaining 38 MW of Hamakua Partners' 60 MW DTCC unit) and in early 2002 (CT-4 and CT-5), and should provide HELCO with sufficient reserve margin in the event of further delays in adding new generation. As new generation is added, HELCO will retire its older, smaller generating units.

Costs incurred.  If it becomes probable that CT-4 and/or CT-5 will not be
--------------
installed, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of March 31, 2000, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units amounted to approximately $80.4 million, including $32.4 million for equipment and material purchases, $26.4 million for planning, engineering, permitting, site development and other costs and $21.6 million for an allowance for funds used during construction (AFUDC). As of March 31, 2000, approximately $24.1 million of the $80.4 million was transferred from construction in progress to plant-in-service as such costs represent completed pre-PSD facilities which relate to the existing units in service as well as to CT-4 and CT-5.

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

Management believes that the issues surrounding the amendment to the land use permit, the air permit, the IPP complaints and related matters will be satisfactorily resolved and will not prevent HELCO from ultimately constructing CT-4 and CT-5. The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of March 31, 2000.

Competition proceeding

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. After a collaborative process involving the 19 parties to the proceeding, final statements of position were prepared by several of the parties and submitted to the PUC in October 1998. HECO's position is that retail competition is not feasible in Hawaii, but that some of the benefits of competition can be achieved through competitive bidding for new generation, performance-based rate-making
(PBR) and innovative pricing provisions. The other parties to the proceeding advanced numerous other proposals in their statements of position. The PUC submitted a status report on its investigation to the Legislature, at its request. In the report, the PUC stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in the state's electric industry and that it plans to proceed with an examination of the feasibility of competitive bidding. The PUC also plans to review specific policies to encourage renewable energy resources in the power generation mix. The report states that "further steps" by the PUC "will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition."

Some of the parties may seek state legislative action on their proposals. HECO cannot predict what the ultimate outcome of the proceeding will be or which (if any) of the proposals advanced in the proceeding will be implemented.

In December 1999, HECO, HELCO and MECO filed an application with the PUC seeking permission to implement PBR in future rate cases. The proposed PBR would allow adjustments in the electric utilities' rates (for up to five years after a rate case) based on an index-based price cap, an earnings sharing mechanism and a service quality mechanism.

In March 2000, the PUC approved HELCO's standard form contract for customer retention that allows HELCO to provide a rate option for customers who would otherwise reduce their energy use from HELCO's system by using energy from a nonutility generator. The standard form contract provides a 10% discount on base energy rates for "Large Power" and "General Service Demand" customers. HECO was authorized by the PUC in May 1999 to offer a similar standard form contract.

Environmental regulation

In early 1995, the DOH initially advised HECO, Hawaiian Tug & Barge Corp. (HTB), Young Brothers, Limited (YB) and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 and certain of the identified parties (including HECO, Chevron Products Company, the State of Hawaii Department of Transportation Harbors Division and others) formed a

Honolulu Harbor Working Group. Effective January 30, 1998, the Working Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions.

In 1999, the Working Group submitted reports to the DOH presenting environmental conditions and recommendations for additional data gathering to allow for an assessment of the need for risk-based corrective action. The Working Group also engaged a consultant who identified 27 additional potentially responsible parties, including YB. Under the terms of the agreement for the sale of YB, HEI and The Old Oahu Tug Service, Inc. (TOOTS, formerly HTB) have certain indemnity obligations, including obligations with respect to the Honolulu Harbor investigation. TOOTS has joined the Working Group.

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

(5)  HECO-obligated mandatorily redeemable preferred securities of trust
------------------------------------------------------------------------
   subsidiaries holding solely HECO and HECO-guaranteed subordinated debentures
   ----------------------------------------------------------------------------

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO's consolidated balance sheets as of March 31, 2000 and December 31, 1999. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

(6) Recent accounting pronouncements
------------------------------------

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

(7)  Summarized financial information
-------------------------------------

Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:

Balance sheet data
                                                               HELCO                                    MECO
                                              -------------------------------------      -----------------------------------
                                                  March 31,          December 31,          March 31,          December 31,
(in thousands)                                      2000                  1999               2000                  1999
----------------------------------------------------------------------------------------------------------------------------
Current assets................................       $ 29,695              $ 30,260           $ 43,951              $ 41,700
Noncurrent assets.............................        423,739               425,552            387,200               387,380
                                                 ------------       ---------------       ------------       ---------------
                                                     $453,434              $455,812           $431,151              $429,080
                                                 ============       ===============       ============       ===============


Common stock equity...........................       $161,194              $159,719           $165,626              $163,835
Cumulative preferred stock-not subject
    to mandatory redemption...................          7,000                 7,000              5,000                 5,000
Current liabilities...........................         47,901                52,230             30,681                30,296
Noncurrent liabilities........................        237,339               236,863            229,844               229,949
                                                 ------------       ---------------       ------------       ---------------
                                                     $453,434              $455,812           $431,151              $429,080
                                                 ============       ===============       ============       ===============

Income statement data
                                                                HELCO                                       MECO
                                              ------------------------------------------        ------------------------------
                                                         Three months ended                           Three months ended
                                                              March 31,                                     March 31,
                                              ------------------------------------------        -----------------------------
(in thousands)                                          2000                 1999                 2000                 1999
------------------------------------------------------------------------------------------------------------------------------
Operating revenues............................          $44,211              $36,900              $43,861              $35,681
Operating income..............................            6,540                5,445                7,540                5,020
Net income for common stock...................            3,901                2,923                5,368                2,407

HECO has not provided separate financial statements and other disclosures concerning HELCO and MECO because management has concluded that such financial statements and other information are not material to holders of the 1997 and 1998 junior deferrable debentures issued by HELCO and MECO which have been fully and unconditionally guaranteed by HECO.

(8)  Reconciliation of electric utility operating income per HEI and HECO
-------------------------------------------------------------------------
consolidated statements of income
---------------------------------

                                                                                 Three months ended March 31,
                                                                       --------------------------------------------
(in thousands)                                                                       2000                      1999
-------------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated activities before
 income taxes (per HEI consolidated statements of income)..............          $ 51,630                  $ 40,901

Deduct:
 Income taxes on regulated activities..................................           (15,193)                  (10,668)
 Revenues from nonregulated activities.................................              (984)                   (1,166)
Add:
 Expenses from nonregulated activities.................................               425                       143
                                                                           --------------           ---------------
Operating income from regulated activities after income taxes (per
 HECO consolidated statements of income)...............................          $ 35,878                  $ 29,210
                                                                           ==============           ===============

Item 2.  Management's discussion and analysis of financial condition and results
--------------------------------------------------------------------------------
of operations
-------------

The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

                             RESULTS OF OPERATIONS

HEI Consolidated
----------------

                                       Three months ended
                                             March 31,
(in thousands, except per          ---------------------------     %                 Primary reason(s) for
share amounts)                            2000           1999    change              significant change*
-----------------------------------------------------------------------------------------------------------------------

Revenues........................      $401,875       $352,247      14       Increases for the electric utility,
                                                                            savings bank and international power
                                                                            segments, partly offset by a decrease for
                                                                            the "other" segment

Operating income................        68,202         54,032      26       Increases for the electric utility and
                                                                            savings bank segments, partly offset by a
                                                                            decrease for the "other" segment

Net income......................        28,976         20,754      40       Higher operating income, partly offset by
                                                                            higher interest expense due to higher
                                                                            average borrowings due to an HEIPC
                                                                            acquisition in March 2000
Basic earnings
   per common share.............      $   0.90       $   0.65      38       See explanation for net income
Weighted-average number of
 common shares outstanding......        32,266         32,153       -       Issuances under the Dividend Reinvestment
                                                                            and Stock Purchase Plan and other plans

*  Also see segment discussions which follow.

Following is a general discussion of the results of operations by business segment.

Electric utility
----------------

                                    Three months ended
                                         March 31,
(in thousands, except per     --------------------------------            %
barrel amounts)                    2000               1999              change         Primary reason(s) for significant change
--------------------------------------------------------------------------------------------------------------------------------
Revenues...................       $289,405           $237,791               22        Higher fuel oil and purchased energy
                                                                                      prices, the effects of which are passed
                                                                                      on to customers ($42 million), 3.2%
                                                                                      higher KWH sales ($5 million) and the
                                                                                      recovery of demand-side management costs
Expenses
 Fuel oil..................         75,155             44,878               67        Higher fuel oil prices, partly offset by
                                                                                      fewer KWHs generated

 Purchased power...........         70,226             59,980               17        Higher fuel prices and more KWHs purchased

 Other.....................         92,394             92,032                -        Higher taxes, other than income taxes,
                                                                                      and depreciation expense, partly offset
                                                                                      by lower other operation and maintenance
                                                                                      expenses (including lower retirement
                                                                                      benefits expenses)

Operating income...........         51,630             40,901               26        Higher KWH sales and lower other
                                                                                      operation and maintenance expenses,
                                                                                      partly offset by higher depreciation
                                                                                      expense

Net  income................         23,725             17,081               39        Higher operating income, partially offset
                                                                                      by higher income taxes

Kilowatthour sales                   2,203              2,135                3
 (millions)................

Fuel oil price per barrel..         $29.14             $16.94               72

Kilowatthour (KWH) sales in the first quarter of 2000 increased 3.2% from the same quarter in 1999, partly due to an increase in the number of customers, an additional day in the quarter (February 29, 2000), and a slight improvement in Hawaii's economy. Electric utility operating income increased 26% from first quarter 1999, primarily due to the higher KWH sales and 12% lower other operation and maintenance expenses ($5 million). Other operation expenses were lower primarily due to a decrease of approximately $6 million in pension and other postretirement benefits expenses partly due to an increase in the discount rate (from 6.50% at December 31, 1998 to 7.75% at December 31, 1999) and a change in the method of determining market-related value of retirement benefit plan assets (see note (2) in HECO's "Notes to consolidated financial statements"). Maintenance expense was lower due to more overhaul work in the first quarter of 1999 than in the first quarter of 2000.

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

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. In their statement of position (SOP), HECO and its subsidiaries proposed to achieve some of the benefits of competition through proposals for (1) competitive bidding for new generation, (2) performance-based rate-making (which would include an index-based price cap, an earnings sharing mechanism and a benchmark incentive plan) and (3) innovative pricing provisions (including rate restructuring, expanded time-of-use rates, customer migration rates such as standby charges, flexible pricing to encourage economic development and to compete with customer generation options, new service options and two-part rates incorporating real-time pricing). HECO suggests in its SOP that these proposals be implemented through PUC approval of applications submitted in a series of separate proceedings to be initiated by HECO in 1999 and 2000. See note (4) in HECO's "Notes to consolidated financial statements."

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

Recent rate requests

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of May 3, 2000, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.4% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.65% for HELCO (D&O issued on April 2, 1997 and based on a 1996 test year) and 10.94% for MECO (D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaii Electric Light Company, Inc.
-----------------------------------

 . In October 1999, HELCO filed a request to increase rates by 9.6%, or $15.5 million in annual revenues, based on a 2000 test year, primarily to recover (1) costs relating to the agreement to buy power from the 60 MW plant of Hamakua Energy Partners, L.P., and (2) depreciation of and a return on additional investments in plant and equipment since the last rate case, including pre-PSD facilities placed in service at the Keahole power plant (see "HELCO power situation--Pre-PSD work and notices of violation" in note (4) of HECO's "Notes to consolidated financial statements"). In its application, HELCO presented evidence to justify an ROACE of 13.5% for the 2000 test year. The Consumer Advocate filed its testimony on May 8, 2000 and HELCO's rebuttal testimony is due on June 19, 2000. Hearings are scheduled to begin on August 15, 2000.

 . The timing of a future HELCO rate increase request, if any, to recover costs relating to adding CT-4 and CT-5 will depend on future circumstances. See "HELCO power situation" in note (4) of HECO's "Notes to consolidated financial statements."

Maui Electric Company, Limited
------------------------------

 . In January 1998, MECO filed a request with the PUC to increase rates, primarily to recover the costs related to the addition of generating unit M17 in late 1998. In November 1998, MECO revised its requested increase to 11.9%, or $16.4 million in annual revenues, based on a 12.75% ROACE. In December 1998, MECO received an interim D&O from the PUC, effective January 1, 1999, authorizing an 8.5%, or $11.7 million, increase in annual revenues (subject to refund with interest, pending the final outcome of the case), based on a ROACE of 11.12%, which was the ROACE authorized in MECO's prior rate case. In April 1999, MECO received an amended final D&O from the PUC which authorized an 8.2%, or $11.3 million, increase in annual revenues, based on a 1999 test year and a 10.94% ROACE. The amended final D&O required a refund of approximately $0.1 million to customers because MECO had previously received (under the interim D&O) an increase in excess of the amount that was finally approved.

 . In March 1999, the PUC issued a D&O denying MECO's request to include $0.8 million in its rate base for exhaust flow enhancers that were provided as part of a settlement for a warranty claim. MECO wrote-off the $0.8 million in the first quarter of 1999.

Accounting for the effects of certain types of regulation
---------------------------------------------------------

In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs of HECO and its subsidiaries based on current cost-based rate-making regulations. Management believes HECO and its subsidiaries' operations currently satisfy the SFAS No. 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations, financial position or liquidity may result. As of March 31, 2000, HECO's consolidated regulatory assets amounted to $116 million.

Savings bank
------------

                            Three months ended March 31,
                     --------------------------------------------         %
(in thousands)                 2000                1999                 change        Primary reason(s) for significant change
---------------------------------------------------------------------------------------------------------------------------------
Revenues...............        $110,267            $100,280                10        Higher interest income as a result of
                                                                                     higher weighted-average yields on
                                                                                     interest-earning assets and higher average
                                                                                     balances of mortgage/asset-backed
                                                                                     securities and loan balances

Operating income.......          19,190              15,131                27        Higher net interest income, partly offset
                                                                                     by higher office occupancy expenses
                                                                                     (including higher repairs and maintenance
                                                                                     expense, lease rent and depreciation)

Net income.............          11,221               8,525                32        Higher operating income

Interest rate spread...            3.28%               3.04%                8        36 basis points increase in the
                                                                                     weighted-average yield on interest-earning
                                                                                     assets, partly offset by a 12 basis points
                                                                                     increase in the weighted-average rate on
                                                                                     interest-bearing liabilities

ASB's interest rate spread--the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities--increased 8%. Comparing first quarter 2000 to the same period in 1999, the weighted-average yield on interest-earning assets increased more than the weighted-average rate on interest-bearing liabilities increased.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. Deposits increased by $66 million in the first quarter of 2000, including $23 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and mortgage/asset-backed securities, and other sources. In recent years, advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase have become more significant sources of funds as the demand for deposits decreased due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's interest rate spread and net interest income.

During the first quarter of 2000, ASB added $3 million to its allowance for loan losses. As of March 31, 2000, ASB's allowance for loan losses was 1.14% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated.

                                                                                 Three months ended March 31,
                                                                     --------------------------------------------
(in thousands)                                                                   2000                     1999
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of quarter......................            $35,348                  $39,779
Additions to provisions for losses...................................              3,000                    2,920
Net charge-offs......................................................             (1,763)                  (1,861)
                                                                         ---------------          ---------------
Allowance for loan losses, end of quarter............................            $36,585                  $40,838
                                                                         ===============          ===============

In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation (ASBR), which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB's income taxes. For the first

Quarter of 2000, ASB and subsidiaries' effective income tax rate was 34.2%. Although the State of Hawaii has indicated that it may challenge the tax treatment of this reorganization, ASB believes that its tax position is proper.

International power
-------------------

                           Three months ended
                               March 31,
                 ---------------------------------------      %
(in thousands)             2000                1999         change            Primary reason(s) for significant change
------------------------------------------------------------------------------------------------------------------------
Revenues.........        $1,665               $ 992               68        Three months of revenues from Guam in 2000
                                                                            compared to two months in 1999

Operating loss...          (450)               (616)              27

HEIPC was formed in 1995 and its subsidiaries have been and will be formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific.

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority (GPA), pursuant to which HPG has repaired and is operating and maintaining two oil-fired 25 MW (net) units at Tanguisson, Guam. HPG's total cost to repair the two units was $15 million. In 1999, a mechanical failure of one of the units resulted in additional expenses and lost revenue for HPG of approximately $1 million. HPG will recover some or all of this amount from an insurance carrier.

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

In 1998 and 1999, the HEIPC Group acquired what is now a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 MW (net) coal-fired power plant to be located inside Baotou Iron & Steel (Group) Co., Ltd.'s (BaoSteel's) complex in Inner Mongolia, Peoples Republic of China. See "China project," in note (5) of HEI's "Notes to consolidated financial statements."

In December 1998, the HEIPC Group invested $7.6 million to acquire convertible cumulative nonparticipating 8% preferred shares in Cagayan Electric Power & Light Co., Inc. (CEPALCO), an electric distribution company in the Philippines. In September 1999, the HEIPC Group also acquired 5% of the outstanding CEPALCO common stock for $2.1 million. The acquisitions were strategic moves which put the HEIPC Group in a position to participate in the anticipated privatization of the National Power Corporation and growth in the electric distribution business in the Philippines.

On March 7, 2000, an indirect subsidiary of HEIPC acquired a 50% interest in EPHC, which is an indirect subsidiary of El Paso Energy Corporation, for $87 million plus up to an additional $6 million of payments that are contingent upon future earnings of EAPRC. EPHC owns approximately 91.7% of the common shares of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. See note (5) in HEI's "Notes to Consolidated Financial Statements."

The HEIPC Group is exposed to the impact of foreign currency fluctuations and changes in fuel oil prices primarily due to its 50% investment in EPHC, which owns 91.7% of the common shares of EAPRC. As of March 31, 2000, EAPRC had approximately $193 million in U.S. dollar denominated debt. From March 7, 2000 (acquisition date) to March 31, 2000, the high and low Philippine peso exchange rate was 40.875 peso = $1 and 41.125 peso = $1, respectively. The potential immediate pretax loss to the HEIPC Group that would result from a hypothetical 10% devaluation in the Philippine peso exchange rate based on this position would be approximately $8 million. In addition, the rates charged by EAPRC under its purchase power agreements are generally at a discount to the rates charged by the National Power Corporation, a government owned and controlled corporation of the

Philippines. Most of the fluctuation in fuel oil prices is not recovered in rates charged by EAPRC. As of March 31, 2000, EAPRC had an annual minimum purchase requirement (at prices tied to the market prices of petroleum products in Singapore) for approximately 370,000 metric tons of fuel oil and EAPRC's average price of fuel oil for March 2000 was approximately $144 per metric ton. The HEIPC Group is evaluating hedging strategies to reduce its exposure to foreign currency and fuel price fluctuations. The HEIPC Group is evaluating hedging strategies to reduce its exposure to foreign currency and fuel price fluctuations.

As of March 31, 2000, the HEIPC Group had invested approximately $137 million in overseas power projects. The HEIPC Group is actively pursuing other projects in Asia and the Pacific, which are subject to approval of the HEIPC and HEI Boards of Directors. The success of any project undertaken by the HEIPC Group will be dependent on many factors, including the economic, political, monetary, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by the HEIPC Group will be successfully completed or that the HEIPC Group's investment in any such project will not be lost, in whole or in part.

Other
-----

                           Three months ended
                                March 31,
                 ----------------------------------------      %
(in thousands)              2000                1999         change             Primary reason(s) for significant change
--------------------------------------------------------------------------------------------------------------------------
Revenues.........        $   538             $13,184              (96)        In November 1999, HTB sold YB and
                                                                              substantially all of its operating assets
                                                                              for a nominal gain. 1999 includes $13
                                                                              million of HTB/YB revenues.

Operating loss...         (2,168)             (1,384)             (57)        No maritime freight transportation and
                                                                              harbor assist operations in the first
                                                                              quarter 2000 and higher corporate expenses

The "other" business segment includes results of operations of TOOTS, formerly HTB and its formerly owned subsidiary, YB, maritime freight transportation and harbor assist companies which were sold or shutdown in the fourth quarter of 1999; Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; HEI District Cooling, Inc., a company formed to develop, build, own, operate and/or maintain central chilled water, cooling system facilities, and other energy related products and services; ProVision Technologies, Inc., a company formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim; HEI Properties, Inc., a company formed to hold real estate and related assets; HEI Leasing, Inc., a company formed in February 2000 to own passive investments and real estate subject to leases; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., companies formed primarily for the purpose of effecting the issuance of 8.36% Trust Originated Preferred Securities; HEI and HEI Diversified, Inc., holding companies; and eliminations of intercompany transactions.

In November 1999, HTB sold YB and substantially all of its operating assets for a nominal gain. The maritime freight transportation and harbor assist subsidiaries recorded operating income of $0.6 million in the first quarter of 1999.

Discontinued operations
-----------------------

See note (10) in HEI's "Notes to consolidated financial statements."

Contingencies
-------------

See note (9) in HEI's "Notes to consolidated financial statements" and note (4) in HECO's "Notes to consolidated financial statements" for discussions of contingencies.

Recent accounting pronouncements
--------------------------------

See note (8) and note (6) in HEI's and HECO's respective "Notes to consolidated financial statements."


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

The consolidated capital structure of HEI was as follows:


(in millions)                                                 March 31, 2000                          December 31, 1999
----------------------------------------------------------------------------------------------------------------------------
Short-term borrowings.............................         $  233                 10%              $  152                  7%
Long-term debt....................................            984                 43                  978                 44
HEI- and HECO-obligated preferred
   securities of trust subsidiaries...............            200                  9                  200                  9
Preferred stock of subsidiaries...................             34                  1                   34                  2
Minority interests................................              1                  -                    1                  -
Common stock equity...............................            859                 37                  848                 38
                                                     ------------        -----------          -----------         ----------
                                                           $2,311                100%              $2,213                100%
                                                     ============        ===========          ===========         ==========

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB are not included in the table above.

For the first three months of 2000, net cash provided by operating activities of consolidated HEI was $62 million. Net cash used in investing activities was $205 million, largely due to ASB's purchase of mortgage/asset-backed securities, net of repayments, the HEIPC Group's investment in the Philippines and HECO's consolidated capital expenditures. Net cash provided by financing activities was $145 million as a result of several factors, including net increases in deposit liabilities, short-term borrowings, long-term debt and advances from Federal Home Loan Bank, partly offset by the payment of common stock dividends and trust preferred securities distributions and a net decrease in securities sold under agreements to repurchase.

Total HEI consolidated financing requirements for 2000 through 2004, including net capital expenditures (which exclude AFUDC and capital expenditures funded by third-party cash contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase) and preferred stock retirements, are estimated to total $1.2 billion. Of this amount, approximately $0.8 billion is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 66% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. Additional debt and equity financing may be required to fund activities not included in the 2000-2004 forecast, such as the development of additional independent power projects by the HEIPC Group in Asia and the Pacific, or to fund changes in requirements, such as increases in the amount of or an acceleration of capital expenditures of the electric utilities.

See note (11) in HEI's "Notes to consolidated financial statements" for a description of the medium-term notes issued in April 2000.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

Electric utility

HECO's consolidated capital structure was as follows:


(in millions)                                              March 31, 2000                           December 31, 1999
---------------------------------------------------------------------------------------------------------------------------
Short-term borrowings.........................           $  105                  6%                $  107                 6%
Long-term debt................................              653                 38                    646                38
HECO-obligated preferred securities of trust
 subsidiaries.................................              100                  6                    100                 6

Preferred stock...............................               34                  2                     34                 2
Common stock equity...........................              816                 48                    806                48
                                                  -------------         ----------           ------------         ---------
                                                         $1,708                100%                $1,693               100%
                                                  =============         ==========           ============         =========

Operating activities provided $39 million in net cash during the first quarter of 2000. Investing activities used net cash of $22 million, primarily for capital expenditures. Financing activities used net cash of $18 million, including $16 million for the payment of common and preferred dividends and preferred securities distributions and $2 million for the net repayment of short-term borrowings, partially offset by a $6 million net increase in long-term debt.

The electric utilities' consolidated financing requirements for 2000 through 2004, including net capital expenditures, long-term debt and preferred stock retirements, are estimated to total $595 million. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are expected to provide cash in excess of the consolidated financing requirements and may also be used to repay short-term borrowings. As of March 31, 2000, $34 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds issued for the benefit of HECO, MECO and HELCO remain undrawn. Also as of March 31, 2000, an additional $65 million of special purpose revenue bonds was authorized by the Hawaii Legislature for issuance for the benefit of HECO and HELCO prior to the end of 2003. HECO does not anticipate the need to issue new common equity over the five-year period. The PUC must approve issuances, if any, of long-term debt and equity securities by HECO, HELCO and MECO.

Capital expenditures include the costs of projects which are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 2000 through 2004 are currently estimated to total $571 million. Approximately 70% of forecast gross capital expenditures, which includes the allowance for funds used during construction and capital expenditures funded by third-party cash contributions in aid of construction, is for transmission and distribution projects, with the remaining 30% primarily for generation projects.

For 2000, electric utility net capital expenditures are estimated to be $140 million. Gross capital expenditures are estimated to be $161 million, comprised of approximately $109 million for transmission and distribution projects, approximately $39 million for new generation projects and approximately $13 million for general plant and other projects. Drawdowns of proceeds from previous sales of tax-exempt special purpose revenue bonds and the generation of funds from internal sources are expected to provide the cash needed for net capital expenditures in 2000.

Management periodically reviews capital expenditure estimates and the timing of construction projects. These estimates may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of KWH sales and peak load, the availability of purchased power and changes in expectations concerning the construction and ownership of future generating units, the availability of generating sites and transmission and distribution corridors, the ability to obtain adequate and timely rate increases, escalation in construction costs, demand-side management programs and requirements of environmental and other regulatory and permitting authorities.

Savings bank

                                                               March 31,                 December 31,               %
(in millions)                                                     2000                       1999                 change
---------------------------------------------------------------------------------------------------------------------------
Total assets..........................................            $5,943                    $5,848                   2
Loans receivable, net.................................             3,205                     3,212                   -
Mortgage/asset-backed securities......................             2,067                     1,973                   5
Deposit liabilities...................................             3,558                     3,492                   2
Securities sold under agreements to repurchase........               645                       661                  (2)
Advances from Federal Home Loan Bank..................             1,227                     1,189                   3

As of March 31, 2000, ASB was the third largest financial institution in Hawaii based on total assets of $5.9 billion and deposits of $3.6 billion.

For the first quarter of 2000, net cash provided by ASB's operating activities was $17 million. Net cash used in ASB's investing activities was $94 million, due largely to the purchase of mortgage/asset-backed securities, net of repayments. Net cash provided by financing activities was $79 million largely due to net increases of $66 million in deposit liabilities and $38 million in advances in Federal Home Loan Bank, partly offset by a net decrease of $21 million in securities sold under agreements to repurchase and $6 million in common and preferred stock dividends.

Minimum liquidity levels are currently governed by the regulations adopted by the Office of Thrift Supervision (OTS). ASB was in compliance with OTS liquidity requirements as of March 31, 2000.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of March 31, 2000, ASB was in compliance with the OTS minimum capital requirements (noted in parentheses) with a tangible capital ratio of 5.8% (1.5%), a core capital ratio of 5.8% (4.0%) and a risk-based capital ratio of 11.1% (8.0%).

FDIC regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2000, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 5.8% (5.0%), a Tier-1 risk-based ratio of 10.2% (6.0%) and a total risk-based ratio of 11.1% (10.0%).

On December 1, 1998, the OTS adopted Thrift Bulletin 13a (TB 13a) for purposes of providing guidance on the management of interest risks, investment securities and derivatives activities. TB 13a updates the OTS's minimum standards for thrift institutions' interest rate risk management practices with regard to board-approved limits and interest rate risk measurement systems. TB 13a also contains guidance on thrifts' investment and derivative activities by describing the types of analysis institutions should perform prior to purchasing securities or financial derivatives. TB 13a also provides guidelines on the use of certain types of securities and financial derivatives for purposes other than reducing portfolio risk. Finally, TB 13a provides detailed guidelines for implementing part of the notice announcing the revision of the CAMELS rating system, published by the Federal Financial Institutions Examination Council. That publication announced revised interagency policies, that, among other things, established the Sensitivity to Market Risk component rating (the "S" rating). TB 13a provides quantitative guidelines for an initial assessment of an institution's level of interest rate risk. Examiners have broad discretion in implementing those guidelines. It also provides guidelines concerning the factors examiners consider in assessing the quality of an institution's risk management systems and procedures. Management has developed and is implementing an action plan to improve ASB's interest rate risk position. The plan includes obtaining additional capital and making changes to improve the matching of asset and liability durations, such as lengthening the term of costing liabilities and selling a portion of ASB's long-term fixed rate loan production.

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

In November 1999, Congress passed the Gramm-Leach-Bliley Act (the Act). The Act repeals the Depression Era Glass-Steagall Act so that banks, insurance companies and investment firms can compete directly against each other, thereby allowing "one-stop shopping" for an array of financial services. Although the Act does further restrict the ability of a savings and loan holding company to own both a savings association and nonfinancial subsidiaries, the savings and loan holding company relationship among HEI, HEIDI and ASB is "grandfathered" under the Act so that HEI and its subsidiaries will be able to continue to engage in their current activities. The net effect of the Act on ASB's competitive position is not known. On the one hand, the availability of "one-stop shopping" for financial services might increase competitive pressures on ASB. On the other hand, the restriction on the ability to combine savings associations and nonfinancial subsidiaries under one holding company may decrease competitive pressure by reducing the incentive to create new thrifts.

In addition to its effects upon competition, the Act might result in increased costs for ASB. For example, the Act imposes on financial institutions an obligation to protect the security and confidentiality of its customers' nonpublic personal information, and directs, among others, the FDIC and the OTS to establish "appropriate standards" to protect such information and its use. Although ASB currently has in place a policy concerning customer privacy, it is not known at this time whether the rules eventually adopted by the regulatory authorities might impose additional compliance costs on ASB.

Item 3. Quantitative and qualitative disclosures about market risk
------------------------------------------------------------------

The Company considers interest rate risk to be a very significant market risk as it could potentially have a significant effect on the Company's financial condition and results of operations. In the first quarter of 2000, HEI utilized an interest-rate swap to manage its interest rate risk. See note (12) in HEI's "Notes to consolidated financial statements." For additional quantitative and qualitative information about the Company's market risks, see pages 40 to 43 of HEI's 1999 Annual Report to Stockholders.

U.S. Treasury yields at March 31, 2000 and December 31, 1999 were as follows:


             (%)                  March 31, 2000                  December 31, 1999
             ---                  --------------                  -----------------
             3 month                     5.89                              5.31
             1 year                      6.24                              5.96
             5 year                      6.32                              6.34
             10 year                     6.01                              6.44
             30 year                     5.84                              6.48

As interest rates (as measured by U.S. Treasury yields) have increased or decreased between 2 and 64 basis points from December 31, 1999 to March 31, 2000, management believes that with this inverted yield curve there was an unfavorable, but immaterial, change between those dates in the Company's estimated fair values of its interest-sensitive assets, liabilities and off-balance sheet items.

                          PART II - OTHER INFORMATION
------------------------------------------------------------------------------

Item 1.  Legal proceedings
--------------------------

There are no significant developments in pending legal proceedings except as set forth in HECO's "Notes to consolidated financial statements," and management's discussion and analysis of financial condition and results of operations.

Item 2.  Changes in securities and use of proceeds.
---------------------------------------------------

HEI has issued unregistered common stock from January 1, 2000 through May 3, 2000 pursuant to the HEI 1990 Nonemployee Director Stock Plan, amended effective April 27, 1999 (the Subsidiary Director Plan), the HEI 1999 Nonemployee Company Director Stock Grant Plan (the HEI Nonemployee Director Plan), the HECO Utility Group Team Incentive Plan and the HECO Utility Group Team Incentive Plan for Bargaining Unit Employees (collectively, the Team Incentive Plan). Under the Subsidiary Director Plan, 60% of the annual retainer payable to nonemployee directors is paid in HEI common stock. Under the HEI Nonemployee Director Plan as amended in 1999, a stock grant of 300 shares of HEI common stock is granted to HEI nonemployee directors in addition to an annual retainer of $20,000. Under the Team Incentive Plan, eligible employees of HECO, MECO and HELCO receive awards of HEI common stock based on the attainment of performance goals by the respective companies.

From January 1, 2000 through May 3, 2000, the director plans issued 2,268 shares of HEI common stock, in exchange for the retention of cash by HEI that would otherwise have been paid to the directors as retainers in the aggregate amount of $84,000, and 3,000 shares of HEI common stock in the aggregate amount of $111,000 from January 1, 2000 through May 3, 2000 to HEI directors in addition to the retainer. In addition, from January 1, 2000 through May 3, 2000, the Team Incentive Plan issued 73,552 shares of HEI common stock in exchange for cash received by HEI from the electric utility subsidiaries in the aggregate amounts of $2.2 million. The shares issued under the director stock plans were not registered since they did not involve a "sale" as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the director stock plans is mandatory and thus does not involve an investment decision. The shares issued under the Team Incentive Plan were not registered because their initial sales to HECO, MECO and HELCO were exempt as transactions not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended, and because their subsequent award to eligible employees did not involve a "sale," as defined in Section 2(3) of the Securities Act of 1933, as amended. Awards of HEI common stock under the Team Incentive Plan are made to eligible employees on the basis of their attainment of performance goals established by their respective companies and no cash or other tangible or definable consideration is paid by such employees to their respective companies for the shares.

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

HEI

The Annual Meeting of Stockholders of HEI was held on April 25, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 16, 2000, the record date for the Annual Meeting, there were 32,297,786 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors.

The results of the voting for the Class I director-nominees and the independent auditor are as follows:


                                                                   Shares of Common Stock
                               -------------------------------------------------------------------------------------------
                                                                                                                 Broker
                                       For               Withheld           Against           Abstain           nonvotes
                               -----------------    ---------------    --------------    --------------    ---------------
Election of Class I Directors
   Robert F. Clarke                   29,651,391            643,829                                                --
   A. Maurice Myers                   29,622,435            672,785                                                --
   James K. Scott                     29,596,892            698,328                                                --
Election of KPMG LLP
   as independent auditor             29,847,917                              208,291            239,012           --

Class II Directors--Victor Hao Li, S.J.D., T. Michael May, Diane J. Plotts, Kelvin H. Taketa and Jeffrey N. Watanabe--continue in office with terms ending at the 2001 Annual Meeting. Class III Directors-- Don E. Carroll, Richard Henderson, Bill D. Mills and Oswald K. Stender --continue in office with terms ending at the 2002 Annual Meeting.

HECO

The Annual Meeting of the Sole Stockholder of HECO was conducted by written consent effective April 25, 2000. The incumbent members of the Board of Directors of HECO were re-elected. The incumbent members continuing in office are Robert F. Clarke, Richard Henderson, T. Michael May, Paul A. Oyer, Diane J. Plotts, James K. Scott, Anne M. Takabuki, Jeffrey N. Watanabe and Paul C. Yuen. In addition, KPMG LLP was elected independent auditor of HECO for the fiscal year 2000.

Item 5.  Other information
--------------------------

A.   EPA inspections at HECO's Waiau and Honolulu generating stations

In September 1999, the EPA conducted unannounced National Pollutant Discharge Elimination System permit compliance inspections at HECO's Waiau and Honolulu generating stations. The resulting compliance inspection report issued by the EPA on December 22, 1999 cited procedural deficiencies in HECO's self-monitoring program. HECO submitted a response to the EPA's findings on January 27, 2000 and HECO has addressed the cited deficiencies. HECO is finalizing a settlement agreement with the EPA which will determine the amount of penalties that will be imposed. Management does not believe that the EPA imposed penalties will have a material effect on HEI's or HECO's consolidated financial condition, results of operations or liquidity.

B.   Amended notice of property tax assessment for HELCO

In December 1999, the County Council of Hawaii County amended its ordinances to rescind the exemption from real property taxes for utility companies. The utilities currently pay a public service company tax that, by state statutory language, is partly in lieu of real property taxes. On April 14, 2000, the Department of Finance, Real Property Division of the County of Hawaii, sent HELCO an amended notice of property assessment showing total real property taxes owed of approximately $3.9 million for the fiscal year July 2000 to June 2001. HELCO intends to appeal the amended notice by May 15, 2000 on the grounds of denial of an exemption to which taxpayer HELCO is entitled, unconstitutionality and illegality, including overassessment, improper methodology and other procedural grounds. HELCO also intends to seek recovery of the assessment in rebuttal testimony for its 2000 test year rate case.

C.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges excluding interest on ASB deposits


    Three months                                              Years ended December 31,
       ended            -------------------------------------------------------------------------------------------------
   March 31, 2000             1999                1998                1997                1996                 1995
--------------------    ----------------     ---------------      --------------     ---------------     ----------------

        1.86                  1.80                1.85                1.89                1.93                 2.02
====================    ================     ===============      ==============     ===============     ================

  Ratio of earnings to fixed charges including interest on ASB deposits

    Three months                                              Years ended December 31,
       ended            -------------------------------------------------------------------------------------------------
   March 31, 2000              1999                1998                1997                1996                 1995
--------------------    ----------------     ---------------      --------------     ---------------     ----------------
        1.57                  1.48                1.47                1.58                1.56                 1.60
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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges


    Three months                                              Years ended December 31,
       ended            -------------------------------------------------------------------------------------------------
   March 31, 2000              1999                1998                1997                1996                 1995
--------------------    ----------------     ---------------      --------------     ---------------     ----------------
        3.61                   3.09                3.33                3.26                3.58                 3.46
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

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------
(a)  Exhibits


HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1       Computation of ratio of earnings to fixed charges, three months ended March 31,
                   2000 and 1999

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2       Computation of ratio of earnings to fixed charges, three months ended March 31,
                   2000 and 1999

HEI                KPMG LLP letter re: change in accounting principle
Exhibit 18.1

HECO               KPMG LLP letter re: change in accounting principle
Exhibit 18.2

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1       Financial Data Schedule
                   March 31, 2000 and three months ended March 31, 2000

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2       Financial Data Schedule
                   March 31, 2000 and three months ended March 31, 2000

(b)  Reports on Form 8-K

Subsequent to December 31, 1999, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated                       Registrant/s      Items reported
----------------------------------------------------------------------------------------------------------------

February 29, 2000             HEI/HECO        Item 7, portions of HEI's 1999 Annual Report to Stockholders and
                                              HECO's 1999 Annual Report to Stockholder

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.     HAWAIIAN ELECTRIC COMPANY, INC.
                      (Registrant)                        (Registrant)


By  /s/ Curtis Y. Harada               By  /s/ Paul Oyer
   ---------------------                  ------------------------
  Curtis Y. Harada                     Paul A. Oyer
  Controller                           Financial Vice President and
  (Principal Accounting                Treasurer
  Officer of HEI)                      (Principal Financial Officer
                                       of HECO)

Date:  May 12, 2000                    Date: May 12, 2000