Form 10-Q
period 2000-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2000-08-11
CIK 354707, 46207

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Class of Common Stock                                                    Outstanding August 3, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value)                       32,604,276 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).               12,805,843 Shares (not publicly traded)

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended June 30, 2000

                                     INDEX
                                                            Page No.
Glossary of terms..............................................ii
Forward-looking statements......................................v

                         PART I.  FINANCIAL INFORMATION

Item  1.      Financial statements
              Hawaiian Electric Industries, Inc. and subsidiaries
              ---------------------------------------------------

              Consolidated balance sheets (unaudited) -
                June 30, 2000 and December 31, 1999........................    1
              Consolidated statements of income (unaudited) -
                three and six months ended June 30, 2000 and 1999..........    2
              Consolidated statements of retained earnings (unaudited) -
                three and six months ended June 30, 2000 and 1999..........    3
              Consolidated statements of cash flows (unaudited) -
                six months ended June 30, 2000 and 1999....................    4
              Notes to consolidated financial statements (unaudited).......    5

              Hawaiian Electric Company, Inc. and subsidiaries
              ------------------------------------------------
              Consolidated balance sheets (unaudited) -
                June 30, 2000 and December 31, 1999........................   11
              Consolidated statements of income (unaudited) -
                three and six months ended June 30, 2000 and 1999..........   12
              Consolidated statements of retained earnings (unaudited) -
                three and six months ended June 30, 2000 and 1999..........   12
              Consolidated statements of cash flows (unaudited) -
                six months ended June 30, 2000 and 1999....................   13
              Notes to consolidated financial statements (unaudited).......   14

Item 2.       Management's discussion and analysis of financial condition
                and results of operations..................................   26
Item 3.       Quantitative and qualitative disclosures about market risk...   39

                          PART II.  OTHER INFORMATION

Item 1.       Legal proceedings............................................   40
Item 5.       Other information............................................   40
Item 6.       Exhibits and reports on Form 8-K.............................   41
Signatures.................................................................   42

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended June 30, 2000

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

YB               Young Brothers, Limited, a wholly owned subsidiary of Hawaiian Tug & Barge Corp.
                   which was sold on November 10, 1999

Forward-looking statements

This report and other presentations made by Hawaiian Electric Industries, Inc.
(HEI) and its subsidiaries contains "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and/or include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries, the performance of the industries in which they do business and economic and market factors, among other things. These statements are not guaranties of future performance. Such risks, uncertainties and other important factors could cause actual results to differ materially from those in the forward-looking statements and include, but are not limited to, the following:

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

 .  fuel oil price changes;

 .  new technological developments;

 . federal, state and international governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI and its subsidiaries, decisions in rate cases and on permitting issues, required corrective actions and changes in taxation;

 .  the results of financing efforts;

 .  the timing and extent of changes in interest rates;

 .  the timing and extent of changes in foreign currency exchange rates;

 .  the convertibility and availability of foreign currency;

 .  the availability and pricing of forward contracts;

 . political and business risks inherent in doing business in developing countries;

 .  the risks associated with the installation of new computer systems;

 . the risk that ASB Realty Corporation fails to qualify as a real estate investment trust for federal and state income tax purposes, in which case it would be subject to regular corporate income taxation; and

 . other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or Hawaiian Electric Company, Inc. (HECO) with the Securities and Exchange Commission
   (SEC).

Forward-looking statements speak only as of the date of this report.

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                    June 30,          December 31,
(in thousands)                                                        2000                1999
---------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents...................................              $  215,083          $  199,906
Accounts receivable and unbilled revenues, net.........                 167,537             154,605
Available-for-sale investment securities...............                 110,615                   -
Held-to-maturity investment and mortgage/asset-backed
 securities............................................               2,180,944           2,159,945
Loans receivable, net..................................               3,222,454           3,211,878
Property, plant and equipment, net of accumulated
   depreciation of $1,183,623 and $1,129,078...........               2,068,742           2,066,195
Regulatory assets......................................                 117,169             114,759
Other..................................................                 304,531             276,997
Goodwill and other intangibles.........................                 156,235             106,741
                                                                     ----------          ----------
                                                                     $8,543,310          $8,291,026
                                                                     ==========          ==========

Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable.......................................              $  115,819          $  117,447
Deposit liabilities....................................               3,557,709           3,491,655
Short-term borrowings..................................                 130,217             151,833
Securities sold under agreements to repurchase.........                 636,122             661,215
Advances from Federal Home Loan Bank...................               1,298,612           1,189,081
Long-term debt.........................................               1,077,497             977,529
Deferred income taxes..................................                 184,329             181,277
Contributions in aid of construction...................                 207,225             206,302
Other..................................................                 233,415             231,854
                                                                      ---------           ---------
                                                                      7,440,945           7,208,193
                                                                      ---------           ---------

HEI- and HECO-obligated preferred securities of trust
 subsidiaries directly or indirectly holding solely HEI and
 HEI-guaranteed and HECO and HECO-guaranteed subordinated debentures     200,000            200,000
Preferred stock of subsidiaries - not subject to mandatory
 redemption............................................                  34,406              34,406
Minority interests.....................................                     918                 841
                                                                        -------             -------
                                                                        235,324             235,247
                                                                        -------             -------

Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares;
 issued:  none.........................................                       -                   -
Common stock, no par value, authorized 100,000 shares;
 issued and outstanding: 32,564 shares and 32,213 shares...             676,817             665,335

Retained earnings......................................                 190,224             182,251
                                                                        867,041             847,586
                                                                     ----------          ----------
                                                                     $8,543,310          $8,291,026
                                                                     ==========          ==========

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

                                                    Three months ended                Six months ended
                                                          June 30,                         June 30,
                                                -------------------------     ----------------------------
(in thousands, except per share amounts and
 ratio of earnings to fixed charges)                 2000            1999             2000            1999
----------------------------------------------  ----------------------------------------------------------
Revenues
Electric utility.........................        $307,845        $252,272         $597,250        $490,063
Savings bank.............................         108,699         101,759          218,966         202,039
International power......................          (3,950)          1,332           (2,285)          2,324
Other....................................             542          14,325            1,080          27,509
                                                -------------------------     ----------------------------
                                                  413,136         369,688          815,011         721,935
                                                -------------------------     ----------------------------
Expenses
Electric utility.........................         256,230         207,936          494,005         404,826
Savings bank.............................          92,384          85,970          183,461         171,119
International power......................           4,482           2,828            6,597           4,436
Other....................................           2,914          14,244            5,620          28,812
                                                -------------------------     ----------------------------
                                                  356,010         310,978          689,683         609,193
                                                -------------------------     ----------------------------
Operating income (loss)
Electric utility.........................          51,615          44,336          103,245          85,237
Savings bank.............................          16,315          15,789           35,505          30,920
International power......................          (8,432)         (1,496)          (8,882)         (2,112)
Other....................................          (2,372)             81           (4,540)         (1,303)
                                                -------------------------     ----------------------------
                                                   57,126          58,710          125,328         112,742
                                                -------------------------     ----------------------------

Interest expense--other than savings bank         (20,156)        (19,000)         (39,228)        (36,888)
Allowance for borrowed funds used during              722             599            1,413           1,239
 construction............................
Preferred stock dividends of subsidiaries            (506)           (499)          (1,004)         (1,126)
Preferred securities distributions of trust
 subsidiaries............................           (4,009)         (4,008)          (8,018)         (8,007)
Allowance for equity funds used during
 construction............................           1,328             987            2,597           2,026
                                                -------------------------     ----------------------------

Income before income taxes...............          34,505          36,789           81,088          69,986
Income taxes.............................          15,409          14,033           33,016          26,476
                                                -------------------------     ----------------------------
Net income...............................        $ 19,096        $ 22,756         $ 48,072        $ 43,510
                                                =========================     ============================

Basic earnings per common share..........           $0.59           $0.71         $   1.49        $   1.35
                                                =========================     ============================
Diluted earnings per common share........           $0.59           $0.71         $   1.48        $   1.35
                                                =========================     ============================
Dividends per common share...............           $0.62           $0.62         $   1.24        $   1.24
                                                =========================     ============================
Weighted-average number of
   common shares outstanding.............          32,403          32,183           32,335          32,168
     Dilutive effect of stock options and
        dividend equivalents.............             139              92              122              98
                                                -------------------------     ----------------------------
Adjusted weighted-average shares.........          32,542          32,275           32,457          32,266
                                                =========================     ============================


Ratio of earnings to fixed charges (SEC
 method)
     Excluding interest on ASB deposits..                                             1.73            1.79
                                                                              ============================
     Including interest on ASB deposits..                                             1.48            1.45
                                                                              ============================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                      Three months ended June 30,            Six months ended
                                                                                                 June 30,
                                                     -----------------------------     -----------------------------
(in thousands)                                             2000             1999             2000             1999
------------------------------------------------    ----------------------------------------------------------------

Retained earnings, beginning of period.....            $191,202         $166,057         $182,251         $165,252
Net income.................................              19,096           22,756           48,072           43,510
Common stock dividends.....................             (20,074)         (19,955)         (40,099)         (39,904)
                                                     ------------     ------------     -----------      -----------
Retained earnings, end of period...........            $190,224         $168,858         $190,224         $168,858
                                                     ============     ============     ============     ============


See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

                                                                             Six months ended
                                                                                 June 30,
                                                                     ------------------------------
(in thousands)                                                            2000             1999
-------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income.........................................................    $  48,072        $  43,510
Adjustments to reconcile net income to net cash provided by
 operating activities
      Depreciation of property, plant and equipment................       54,212           54,410
      Other amortization...........................................        3,516            8,180
      Provision for loan losses....................................        6,400            6,098
      Deferred income taxes........................................        3,055              796
      Allowance for equity funds used during construction..........       (2,597)          (2,026)
      Changes in assets and liabilities
            Decrease (increase) in accounts receivable and
             unbilled revenues, net................................      (12,932)           6,494
            Increase (decrease) in accounts payable................       (1,628)           9,745
            Changes in other assets and liabilities................       25,468          (26,805)
                                                                   ------------------------------
Net cash provided by operating activities..........................      123,566          100,402
                                                                   ------------------------------

Cash flows from investing activities
Held-to-maturity mortgage/asset-backed securities purchased........     (200,224)        (479,844)
Principal repayments on held-to-maturity mortgage/asset-backed
 securities........................................................      126,600          364,060
Held-to-maturity investment securities purchased...................      (56,500)               -
Loans receivable originated and purchased..........................     (259,896)        (400,473)
Principal repayments on loans receivable...........................      221,499          327,281
Capital expenditures...............................................      (56,533)         (57,759)
Acquisition of Philippines investment..............................      (87,500)               -
Other..............................................................       22,203            9,983
                                                                     ----------------------------
Net cash used in investing activities..............................     (290,351)        (236,752)
                                                                   ------------------------------

Cash flows from financing activities
Net increase (decrease) in deposit liabilities.....................       66,054         (136,952)
Net decrease in short-term borrowings with original maturities of
 three months or less..............................................      (21,616)         (65,470)
Net increase in retail repurchase agreements.......................        4,240              125
Proceeds from securities sold under agreements to repurchase.......      376,841          198,000
Repurchase of securities sold under agreements to repurchase.......     (410,878)        (237,000)
Proceeds from advances from Federal Home Loan Bank.................      345,031          423,100
Principal payments on advances from Federal Home Loan Bank.........     (235,500)        (302,600)
Proceeds from issuance of long-term debt...........................      110,371           99,075
Repayment of long-term debt........................................      (10,500)          (3,500)
Redemption of electric utility subsidiaries' preferred stock.......            -          (42,080)
Net proceeds from issuance of common stock.........................        7,374            2,510
Common stock dividends.............................................      (36,059)         (39,904)
Preferred securities distributions of trust subsidiaries...........       (8,018)          (8,007)
Other..............................................................       (5,378)          (8,970)
                                                                     -----------------------------
Net cash provided by (used in) financing activities................      181,962         (121,673)
                                                                   ------------------------------

Net increase (decrease) in cash and equivalents....................       15,177         (258,023)
Cash and equivalents, beginning of period..........................      199,906          412,254
                                                                   ------------------------------
Cash and equivalents, end of period................................    $ 215,083        $ 154,231
                                                                   ==============================
See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and 1999
(Unaudited)
_______________________________________________________________________________
(1) Basis of presentation
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1999 and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2000.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of June 30, 2000 and December 31, 1999, and the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 2000 presentation.

(2)  Segment financial information
----------------------------------
Segment financial information was as follows:

                                                       Electric        Savings    International
($ in thousands)                                       utility          bank          Power         Other           Total
-------------------------------------                ----------------------------------------------------------------------
Three months ended June 30, 2000
Revenues from external customers.....                    307,842       108,699         (3,950)          545         413,136
Intersegment revenues................                          3             -              -            (3)              -

                                                     -----------    ----------    -----------     ---------     -----------
    Revenues.........................                    307,845       108,699         (3,950)          542         413,136
                                                     ===========    ==========    ===========     =========     ===========



Income (loss) before income taxes....                     39,166        14,906         (8,707)      (10,860)         34,505
Income taxes (benefit)...............                     15,152         5,510             87        (5,340)         15,409
                                                     -----------    ----------    -----------     ---------     -----------
    Net income (loss)................                     24,014         9,396         (8,794)       (5,520)         19,096
                                                     ===========    ==========    ===========     =========     ===========
Six months ended June 30, 2000
Revenues from external customers.....                    597,233       218,962         (2,288)        1,104         815,011
Intersegment revenues................                         17             4              3           (24)              -
                                                     -----------    ----------    -----------     ---------     -----------
    Revenues.........................                    597,250       218,966         (2,285)        1,080         815,011
                                                     ===========    ==========    ===========     =========     ===========

Income (loss) before income taxes....                     78,068        32,689         (9,366)      (20,303)         81,088
Income taxes (benefit)...............                     30,329        12,072            349        (9,734)         33,016
                                                     -----------     ---------     ----------      ---------    -----------
    Net income (loss)................                     47,739        20,617         (9,715)      (10,569)         48,072
                                                     ===========    ==========    ===========     ==========    ===========
Assets*..............................                  2,326,249     6,002,445        185,699        28,917       8,543,310
                                                     ===========    ==========    ===========     =========     ===========

Three months ended June 30, 1999
Revenues from external customers.....                    252,272       101,752          1,332        14,332         369,688
Intersegment revenues................                          -             7              -            (7)              -
                                                     -----------    ----------    -----------     ---------     -----------
    Revenues.........................                    252,272       101,759          1,332        14,325         369,688
                                                     ===========    ==========    ===========     =========     ===========


Income (loss) before income taxes....                     31,335        14,439         (1,608)       (7,377)         36,789
Income taxes (benefit)...............                     12,111         5,382           (171)       (3,289)         14,033
                                                     -----------    ----------    -----------     ---------     -----------
    Net income (loss)................                     19,224         9,057         (1,437)       (4,088)         22,756
                                                     ===========    ==========    ===========     =========     ===========
Six months ended June 30, 1999
Revenues from external customers.....                    490,063       202,024          2,324        27,524         721,935
Intersegment revenues................                          -            15              -           (15)              -
                                                     -----------    ----------    -----------     ---------     -----------
    Revenues.........................                    490,063       202,039          2,324        27,509         721,935
                                                     ===========    ==========    ===========     =========     ===========

Income (loss) before income taxes....                     59,036        28,220         (2,294)      (14,976)         69,986
Income taxes (benefit)...............                     22,731        10,638            (68)       (6,825)         26,476
                                                     -----------    ----------    -----------     ---------     -----------
    Net income (loss)................                     36,305        17,582         (2,226)       (8,151)         43,510
                                                     ===========    ==========    ===========     =========     ===========
Assets*..............................                  2,275,010     5,643,683         47,240       150,895       8,116,828
                                                     ===========    ==========    ===========     =========     ===========

*     At June 30.
Revenues attributed to foreign countries for the periods identified above were not significant.

(3)  Electric utility subsidiary
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 11 through 25.

(4)  Savings bank subsidiary
----------------------------

Selected financial information

American Savings Bank, F.S.B. and subsidiaries
Consolidated balance sheet data

                                                                                        June 30,                  December 31,
(in thousands)                                                                            2000                        2000
------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents............................................................           $  204,152               $  192,807
Available-for-sale investment securities........................................              110,615                        -
Held-to-maturity investment securities..........................................              133,271                  186,799
Held-to-maturity mortgage/asset-backed securities...............................            2,047,673                1,973,146
Loans receivable, net...........................................................            3,222,454                3,211,878
Other...........................................................................              181,445                  176,836
Goodwill and other intangibles..................................................              102,835                  106,741
                                                                                ---------------------     --------------------
                                                                                           $6,002,445               $5,848,207
                                                                                =====================     ====================
Liabilities and equity
Deposit liabilities.............................................................           $3,557,709               $3,491,655
Securities sold under agreements to repurchase..................................              636,122                  661,215
Advances from Federal Home Loan Bank............................................            1,298,612                1,189,081
Other...........................................................................               63,148                   70,239
                                                                                ---------------------     --------------------
                                                                                            5,555,591                5,412,190
Minority interests..............................................................                3,410                    3,300
Preferred stock.................................................................               75,113                   75,113
Common stock equity.............................................................              368,331                  357,604
                                                                                ---------------------     --------------------
                                                                                           $6,002,445               $5,848,207
                                                                                =====================     ====================

American Savings Bank, F.S.B. and subsidiaries
Consolidated income statement data

                                                                 Three months ended             Six months ended
                                                                      June 30,                      June 30,
                                                           ------------------------------  ------------------------
(in thousands)                                                 2000           1999           2000           1999
-------------------------------------------------------------------------------------------------------------------

Interest income............................................   $103,276       $ 93,491       $205,784       $186,438
Interest expense...........................................     58,334         50,303        114,052        101,759
                                                           -------------   -------------  -------------   ---------
Net interest income........................................     44,942         43,188         91,732         84,679
Provision for loan losses..................................     (3,400)        (3,178)        (6,400)        (6,098)
Other income...............................................      5,423          8,268         13,182         15,601
Operating, administrative and general expenses.............    (30,650)       (32,489)       (63,009)       (63,262)
                                                           -------------   -------------  -------------   ---------
Operating income...........................................     16,315         15,789         35,505         30,920
Income taxes...............................................      5,510          5,382         12,072         10,638
                                                           -------------   -------------  -------------   ---------

Income before preferred stock dividends....................     10,805         10,407         23,433         20,282
Preferred stock dividends..................................      1,356          1,350          2,706          2,700
Minority interests.........................................         53              -            110              -
                                                           -------------   -------------  -------------   ---------
Net income.................................................   $  9,396       $  9,057       $ 20,617       $ 17,582
                                                           =============   =============  =============   =========

In June 2000, the Office of Thrift Supervision (OTS) advised ASB that four debt securities in the original principal amount of $114 million were impermissible investments under regulations applicable to federal savings banks. The securities are trust certificates which are rated Aaa as to principal repayment but are not rated as to interest. As of June 30, 2000, ASB had reclassified these trust certificates from a "held-to-maturity" status to an "available-for-sale" status in its financial statements and recorded these securities at their estimated fair value. In the second quarter of 2000, as a result of this reclassification, ASB realized a $2.1 million net loss on the writedown of these securities and a $1.2 million net loss from the reversal of the related interest accrual. Additional losses could result from the ultimate disposition of these securities, or if there is a further decline in their fair value.

(5)  International power subsidiary
-----------------------------------

China project

In 1998 and 1999, the HEIPC Group acquired what is now a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 megawatt (MW) (net) coal-fired power plant to be located in Inner Mongolia, People's Republic of China. The power plant is being built "inside the fence" for Baotou Iron & Steel (Group) Co., Ltd. (Baotou Steel). The project has received approval from both the National and Inner Mongolia governments. Construction had commenced and the first of the two units had been expected to be online by early 2001, and the second six months later. However, the Inner Mongolia Power Company (IMPC), which owns and operates the electricity grid in Inner Mongolia, has refused to enter into an interconnection arrangement with the joint venture. The HEIPC Group does not believe that it is prudent to continue construction without an interconnection arrangement whose terms are consistent with the project as approved by the National and Inner Mongolia governments. Under the Power Purchase Contract between the joint venture and Baotou Steel, it is Baotou Steel's responsibility to secure an interconnection arrangement with IMPC. The HEIPC Group continues to work with Baotou Steel and IMPC to secure a satisfactory interconnection arrangement. If such an arrangement is not obtained, the HEIPC Group intends to withdraw from the project (including the HEIPC Group's commitment to invest up to an additional $86 million toward the project, subject to certain conditions) and seek recovery of its investment of approximately $25 million to date.
Management cannot predict the outcome of such efforts, nor estimate its impairment loss, if any, at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Philippines investment

On March 7, 2000, an indirect subsidiary of HEIPC acquired a 50% interest in El Paso Philippines Holding Company, Inc. (EPHC), an indirect subsidiary of El Paso Energy Corporation (EPEC), for $87.5 million plus up to an additional $6 million of payments that are contingent upon future earnings of East Asia Power Resources Corporation (EAPRC). EPHC owns approximately 91.7% of the common shares of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. The HEIPC Group accounts for its investment in EPHC under the equity method of accounting. Revenues for the international power segment for the second quarter and first six months of 2000 include the equity in net losses of EPHC. HEI consolidates the accounts of the HEIPC Group on a one-month lag due to the time needed to consolidate HEIPC's subsidiaries. At June 30, 2000, the Company's investment in EPHC was $81.4 million and is included in the consolidated balance sheet in "Other" assets and "Goodwill and other intangibles."

In connection with and subsequent to the HEIPC Group's investment in EPHC, HEI has guaranteed up to $35 million of existing and potential obligations related to this investment and has approved an indemnity of up to approximately $16 million related to title issues on real property securing a debt of two EAPRC subsidiaries.

(6) Retirement benefits
-------------------------

Change in method of calculating market-related value of retirement benefit plan assets

Since 1993, the Company determined the market-related value of retirement benefit (pension and other postretirement benefits) plan assets by calculating the difference between the expected return and the actual return on the fair value of the plan assets, then amortizing the difference over future years -- 0% in the first year and 25% in years two to five, and finally subtracting the unamortized differences for the past four years from fair value. In the first quarter of 2000, the method of calculating the market-related value of the plan assets was changed to include a 15% range around the fair value of such assets (i.e., 85% to 115% of fair value). If the market-related value is outside the 15% range, then the amount outside the range will be recognized immediately in the calculation of annual net periodic benefit cost. If the market-related value remains within the 15% range, the Company will continue to amortize the difference over future years using the amortization method previously used. This change in accounting principle is preferable because it results in calculated asset values of the plans that more closely approximate fair value, while still mitigating the effect of annual fair value fluctuations. No range was used in prior years as the market-related value of the plan assets has been within the 15% range at each yearend from 1993 to 1998. Therefore, the cumulative effect of this change is nil. The effect of the change in accounting principle on the first six months of 2000 was to increase net income approximately $2 million ($0.07 in basic earnings per common share).

Change in discount rate

The Company changed the discount rate used to calculate the net periodic costs of pension and other postretirement benefits from 6.5% at December 31, 1998 to 7.75% at December 31, 1999 based on interest rates prevailing at the time. The effect of the change was to reduce the projected benefit obligation at December 31, 1999 by approximately $110 million and to increase net income by approximately $3 million ($0.09 in basic earnings per common share) for the first six months of 2000.

(7)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                       Six months ended June 30,
                                                                            ---------------------------------------------
(in thousands)                                                                       2000                     1999
-------------------------------------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding interest
 paid on nonrecourse debt on leveraged leases)..............................       $140,907                 $139,858

                                                                            ====================     ====================


Income taxes................................................................       $ 11,773                 $ 38,030
                                                                            ====================     ====================

The decrease in income taxes paid for the six months ended June 30, 2000 compared to the same period in 1999 was primarily due to the payment of significant federal taxes with the federal tax return extension in 1999.

Supplemental disclosures of noncash activities

In April 2000, HEI recommenced issuing new common shares under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP). From March 1998 to March 2000, HEI had acquired for cash its common shares in the open market to satisfy the requirements of the HEI DRIP. Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $4.0 million for the six months ended June 30, 2000.

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

Certain transactions involving stock compensation

In March 2000, the FASB issued FASB Interpretation No. 44, " Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," which clarifies the application of Accounting Principles Board
(APB) Opinion No. 25 for certain issues and does not address any issues related to the application of the fair value method in SFAS No. 123. The Interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted the provisions of the Interpretation on July 1, 2000 with no resulting material impact to the Company's results of operations, financial condition or liquidity.

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

As of June 30, 2000, the remaining net assets of the discontinued residential real estate development operations amounted to $12 million (included in "Other" assets) and consisted primarily of real estate assets, receivables and deferred tax assets, reduced by loans and accounts payable.

(11)  Sale of maritime freight transportation and harbor assist operations
--------------------------------------------------------------------------

In November 1999, HTB sold substantially all of its operating assets and YB for a nominal gain.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                                June 30,             December 31,
(in thousands, except par value)                                                  2000                   1999
-------------------------------------------------------------------------------------------------------------------

Assets
Utility plant, at cost
   Land..................................................................        $    28,963            $    30,952
   Plant and equipment...................................................          2,888,550              2,851,126
   Less accumulated depreciation.........................................         (1,125,385)            (1,076,373)
   Plant acquisition adjustment, net.....................................                432                    458
   Construction in progress..............................................            171,290                151,981
                                                                         -------------------     ------------------
         Net utility plant...............................................          1,963,850              1,958,144
                                                                         -------------------     ------------------
Current assets
   Cash and equivalents..................................................              5,654                  1,966
   Customer accounts receivable, net.....................................             79,712                 68,768
   Accrued unbilled revenues, net........................................             54,691                 53,830
   Other accounts receivable, net........................................              1,902                  2,172
   Fuel oil stock, at average cost.......................................             37,483                 34,954
   Materials and supplies, at average cost...............................             20,208                 20,046
   Prepayments and other.................................................              4,629                  4,649
                                                                         -------------------     ------------------
         Total current assets............................................            204,279                186,385
                                                                         -------------------     ------------------
Other assets
   Regulatory assets.....................................................            117,169                114,759
   Other.................................................................             40,951                 43,521
                                                                         -------------------     ------------------
         Total other assets..............................................            158,120                158,280
                                                                         -------------------     ------------------
                                                                                 $ 2,326,249            $ 2,302,809
                                                                         ===================     ==================
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares...........................        $    85,387            $    85,387
   Premium on capital stock..............................................            295,578                295,510
   Retained earnings.....................................................            441,199                425,206
                                                                         -------------------     ------------------
         Common stock equity.............................................            822,164                806,103
   Cumulative preferred stock - not subject to mandatory redemption......             34,293                 34,293
   HECO obligated mandatorily redeemable trust preferred securities of
    subsidiary trusts holding solely HECO and HECO-guaranteed debentures..           100,000                100,000
   Long-term debt, net...................................................            656,497                646,029
                                                                         -------------------     ------------------
         Total capitalization............................................          1,612,954              1,586,425
                                                                         -------------------     ------------------
Current liabilities
   Short-term borrowings.................................................            103,419                107,013
   Accounts payable......................................................             57,161                 52,116
   Interest and preferred dividends payable..............................             11,564                  8,160
   Taxes accrued.........................................................             75,901                 66,535
   Other.................................................................             14,132                 31,485
                                                                         -------------------     ------------------
         Total current liabilities.......................................            262,177                265,309
                                                                         -------------------     ------------------
Deferred credits and other liabilities
   Deferred income taxes.................................................            135,939                131,105
   Unamortized tax credits...............................................             48,091                 48,206
   Other.................................................................             59,863                 65,462
                                                                         -------------------     ------------------
         Total deferred credits and other liabilities....................            243,893                244,773
                                                                         -------------------     ------------------
Contributions in aid of construction.....................................            207,225                206,302
                                                                         -------------------     ------------------
                                                                                 $ 2,326,249            $ 2,302,809
                                                                         ===================     ==================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income  (unaudited)


                                                                  Three months ended                     Six months ended
                                                                      June 30,                              June 30,
                                                          ---------------------------------     ---------------------------------
(in thousands, except for ratio  of earnings
to fixed charges)                                                   2000               1999               2000               1999
---------------------------------------------------------------------------------------------------------------------------------


Operating revenues....................................          $306,483           $250,858           $594,904           $487,483
                                                          --------------     --------------     --------------     --------------
Operating expenses
Fuel oil..............................................            91,092             47,226            166,247             92,104
Purchased power.......................................            70,444             67,649            140,670            127,629
Other operation.......................................            27,464             32,477             55,205             64,800
Maintenance...........................................            13,622             13,583             26,155             26,888
Depreciation..........................................            24,330             23,354             48,664             46,719
Taxes, other than income taxes........................            29,005             23,524             56,366             46,420
Income taxes..........................................            15,201             12,121             30,394             22,789
                                                          --------------     --------------     --------------     --------------
                                                                 271,158            219,934            523,701            427,349
                                                          --------------     --------------     --------------     --------------
Operating income......................................            35,325             30,924             71,203             60,134
                                                          --------------     --------------     --------------     --------------
Other income
Allowance for equity funds used during construction...             1,328                987              2,597              2,026
Other, net............................................             1,138              1,301              1,713              2,372
                                                          --------------     --------------     --------------     --------------
                                                                   2,466              2,288              4,310              4,398
                                                          --------------     --------------     --------------     --------------
Income before interest and other charges..............            37,791             33,212             75,513             64,532
                                                          --------------     --------------     --------------     --------------
Interest and other charges
Interest on long-term debt............................             9,920              9,915             19,852             19,826
Amortization of net bond premium and expense..........               525                404                967                767
Other interest charges................................             1,635              1,851              3,532              3,920
Allowance for borrowed funds used during construction.              (722)              (599)            (1,413)            (1,239)
Preferred stock dividends of subsidiaries.............               230                229                458                487
Preferred securities distributions of
   trust subsidiaries.................................             1,919              1,918              3,838              3,827
                                                          --------------     --------------     --------------     --------------
                                                                  13,507             13,718             27,234             27,588
                                                          --------------     --------------     --------------     --------------

Income before preferred stock dividends of HECO.......            24,284             19,494             48,279             36,944
Preferred stock dividends of HECO.....................               270                270                540                639
                                                          --------------     --------------     --------------     --------------
Net income for common stock...........................          $ 24,014           $ 19,224           $ 47,739           $ 36,305
                                                          ==============     ==============     ==============     ==============

Ratio of earnings to fixed charges  (SEC method)......                                                    3.64               2.98
                                                                                                ==============     ==============


Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)
                                                                   Three months ended                     Six months ended
                                                                        June 30,                              June 30,
                                                          ---------------------------------     ---------------------------------
(in thousands)                                                      2000               1999               2000               1999
---------------------------------------------------------------------------------------------------------------------------------

Retained earnings, beginning of period................          $434,979           $409,530           $425,206           $405,836
Net income for common stock...........................            24,014             19,224             47,739             36,305
Common stock dividends................................           (17,794)           (12,810)           (31,746)           (26,197)
                                                          --------------     --------------     --------------     --------------
Retained earnings, end of period......................          $441,199           $415,944           $441,199           $415,944
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

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows  (unaudited)


                                                                                           Six months ended
                                                                                               June 30,
                                                                           --------------------------------------------
(in thousands)                                                                            2000                     1999
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock dividends of HECO............................           $ 48,279                 $ 36,944
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation of property, plant and equipment........................             48,664                   46,719
      Other amortization...................................................              2,149                    3,177
      Deferred income taxes................................................              4,834                    1,045
      Tax credits, net.....................................................                678                      910
      Allowance for equity funds used during construction..................             (2,597)                  (2,026)
      Changes in assets and liabilities
           Decrease (increase) in accounts receivable......................            (10,674)                   1,626
           Decrease (increase) in accrued unbilled revenues................               (861)                   2,879
           Increase in fuel oil stock......................................             (2,529)                  (6,363)
           Increase in materials and supplies..............................               (162)                  (2,076)
           Increase in regulatory assets...................................             (1,181)                  (1,602)
           Increase in accounts payable....................................              5,045                   11,314
           Changes in other assets and liabilities.........................             (5,171)                     683
                                                                           -------------------      -------------------
Net cash provided by operating activities..................................             86,474                   93,230
                                                                           -------------------      -------------------
Cash flows from investing activities
Capital expenditures.......................................................            (54,083)                 (44,042)
Contributions in aid of construction.......................................              4,543                    4,423
Payments on notes receivable...............................................                138                      794
                                                                           -------------------      -------------------
Net cash used in investing activities......................................            (49,402)                 (38,825)
                                                                           -------------------      -------------------
Cash flows from financing activities
Common stock dividends.....................................................            (31,746)                 (26,197)
Preferred stock dividends..................................................               (540)                    (639)
Preferred securities distributions of trust subsidiaries...................             (3,838)                  (3,827)
Proceeds from issuance of long-term debt...................................             10,371                    4,675
Redemption of preferred stock..............................................                  -                  (42,080)
Net decrease in short-term borrowings
   with original maturities of three months or less........................             (3,594)                 (16,286)
Other......................................................................             (4,037)                  (6,181)
                                                                           -------------------      -------------------
Net cash used in financing activities......................................            (33,384)                 (90,535)
                                                                           -------------------      -------------------
Net increase (decrease) in cash and equivalents............................              3,688                  (36,130)
Cash and equivalents, beginning of period..................................              1,966                   54,783
                                                                           -------------------      -------------------
Cash and equivalents, end of period........................................           $  5,654                 $ 18,653
                                                                           ===================      ===================

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000 and 1999
(Unaudited)
_______________________________________________________________________________
(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1999 and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2000.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of June 30, 2000 and December 31, 1999, and the results of their operations for the three and six months ended June 30, 2000 and 1999, and their cash flows for the six months ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 2000 presentation.

(2)  Retirement benefits
--------------------------

Change in method of calculating market-related value of retirement benefit plan assets

Since 1993, HECO and its subsidiaries determined the market-related value of retirement benefit (pension and other postretirement benefits) plan assets by calculating the difference between the expected return and the actual return on the fair value of the plan assets, then amortizing the difference over future years -- 0% in the first year and 25% in years two to five, and finally subtracting the unamortized differences for the past four years from fair value. In the first quarter of 2000, the method of calculating the market-related value of the plan assets was changed to include a 15% range around the fair value of such assets (i.e., 85% to 115% of fair value). If the market-related value is outside the 15% range, then the amount outside the range will be recognized immediately in the calculation of annual net periodic benefit cost. If the market-related value remains within the 15% range, HECO and its subsidiaries will continue to amortize the difference over future years using the amortization method previously used. This change in accounting principle is preferable because it results in calculated asset values of the plans that more closely approximate fair value, while still mitigating the effect of annual fair value fluctuations. No range was used in prior years as the market-related value of the plan assets has been within the 15% range at each yearend from 1993 to 1998. Therefore, the cumulative effect of this change is nil. The effect of the change in accounting principle on the first six months of 2000 was to increase net income approximately $2 million.

Change in discount rate

HECO and its subsidiaries changed the discount rate used to calculate the net periodic costs of pension and other postretirement benefits from 6.5% at December 31, 1998 to 7.75% at December 31, 1999 based on interest rates prevailing at the time. The effect of the change was to reduce the projected benefit obligation at December 31, 1999 by approximately $102 million and to increase net income by approximately $2 million for the first six months of 2000.

(3)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                    Six months ended June 30,
                                                                           -----------------------------------------
(in thousands)                                                                    2000                   1999
--------------------------------------------------------------------------------------------------------------------

Interest...................................................................           $19,862                $22,880
                                                                           ==================     ==================

Income taxes...............................................................           $11,622                $ 5,153
                                                                           ==================     ==================

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $2.6 million and $2.0 million for the six months ended June 30, 2000 and 1999, respectively.

(4)  Commitments and contingencies
----------------------------------

HELCO power situation

Background.  In 1991, HELCO began planning to meet increased electric generation
----------
demand forecasted for 1994. HELCO's plans were to install at its keahole power plant two 20 MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) dual-train combined-cycle (DTCC) unit. In January 1994, the Public Utilities Commission of the State of Hawaii (PUC) approved expenditures for CT-4, which HELCO had planned to install in late 1994.

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

The final judgment with respect to HELCO's entitlement to automatically put its land to the uses requested in its CDUP amendment application (which is in part 1 of the final judgment, and is referred to as HELCO's "default entitlement") was entered February 11, 1998. The final judgment states that HELCO must comply with the conditions in its application (part 2 of the final judgment), and that the standard conditions in Section 13-2-21 of the Hawaii Administrative Rules (HAR), the rules of the Department of Land and Natural Resources (DLNR), do not apply to the extent the standard conditions are incompatible with HRS Section 183-41 (part 3 of the final judgment). On August 17, 1999, certain plaintiffs filed a joint motion to enforce parts 2 and 3 of the final judgment (relating to applicable conditions) and to stay part 1 of the final judgment (the default entitlement) until such time as the applicable conditions were identified and it was determined whether HELCO had or could meet the applicable conditions. At a September 23, 1999 hearing, the Third Circuit Court ruled that the BLNR must issue a written decision by November 30, 1999 on certain issues raised in the administrative petition filed by the Keahole Defense Coalition (KDC) in August 1998, including specific determinations of which conditions are not inconsistent with HELCO's ability to proceed under the default entitlement. At a BLNR meeting on October 22, 1999, the BLNR determined that all 15 standard land use conditions in HAR 13-2-21(a) applied to HELCO's default entitlement and that the conditions in HELCO's pre-existing CDUP and amendments continue to apply with respect to those existing permits. The BLNR specifically did not address at that time the question of HELCO's compliance with each of those conditions. The BLNR issued a written decision on November 19, 1999. Certain plaintiffs filed two motions in the Third Circuit Court attempting to implement their interpretation of the BLNR's ruling. On November 2, 1999, those plaintiffs filed a second joint motion to enforce part 2 and part 3 of the final judgment. In that motion, they alleged that the Keahole project cannot meet the conditions relating to compatibility with the surrounding area and improvement of the existing physical and environmental aspects of the subject area. Furthermore, they claimed that the project would be a prohibited use that cannot be placed in the conservation district, relying on zoning rules implemented by the BLNR in 1994 in furtherance of Act 270, which prohibited fossil fuel fired generating units in the conservation district. However, the Third Circuit Court had earlier ruled that Act 270 does not apply to HELCO's application, which was filed prior to the effective date of Act 270. Plaintiffs asked that HELCO be enjoined from placing further structures and improvements on the Keahole site and be ordered to remove all existing structures and improvements.

On November 5, 1999, the same plaintiffs filed a third joint motion to enforce judgment. In this motion, they asked that the Court void HELCO's default entitlement on the basis that HELCO forfeited its default entitlement by allegedly electing, through HELCO's construction of the pre-PSD portions of the project, to build a project different from that described in its application. They also requested that HELCO be enjoined from continuing construction activity at the site and ordered to restore the Keahole site to its pre-August 1992 condition. These motions were heard on December 13, 1999 and were denied by the Court. The Court also ruled that any complaints received by the BLNR or DLNR regarding the Keahole project were to be addressed in writing within 32 days of mailing of the complaint. An Order to this effect was issued on February 22, 2000. On April 13, 2000, KDC and an individual plaintiff filed a fourth motion to enforce the judgment, which substantially reiterates their second joint motion dated November 2, 1999 (see above) and a motion for sanctions against the BLNR. In light of a BLNR hearing on April 14, 2000, a stipulation to withdraw these motions was filed, and the plaintiffs indicated that they would refile the fourth motion after the written order from the BLNR is issued. Although the BLNR still has not issued its order, on June 21, 2000, the same plaintiffs filed a fifth joint motion to enforce judgment, generally restating the claims in the second and fourth motions. On July 7, 2000, Department of Hawaiian Home Lands filed a joinder in that motion and on July 12, 2000 Waimana also filed a joinder. A hearing is scheduled for August 28, 2000. For further developments regarding these issues, see "BLNR petitions."

PSD permit. In 1997, the EPA approved a revised draft permit and the DOH issued
----------
a final PSD permit for HELCO's DTCC unit. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB) in December 1997.

On November 25, 1998, the EAB issued an Order Denying Review in Part and Remanding in Part. The EAB denied appeals of the permit that were based on challenges to (1) the DOH's use of a netting analysis (with respect to nitrogen oxide (NOx) emissions), (2) the DOH's determination of Best Available Control Technology (BACT) for control of sulfur dioxide emissions, and (3) certain aspects of the DOH's ambient air and source impact analysis. However, the EAB concluded that the DOH had not adequately responded to comments that had been made during the public comment period that data relating to certain ambient air concentrations were outdated or were measured at unrepresentative locations. The EAB remanded the proceedings and directed the DOH to reopen the permit for the limited purpose of (1) providing an updated air quality impact report incorporating current data on sulfur dioxide and particulate matter ambient concentrations and (2) providing a sufficient explanation of why the carbon monoxide and ozone data used to support the permit are reasonably representative, or performing a new air quality analysis based on data shown to be representative of the air quality in the area to be affected by the project. The EAB directed the DOH to accept and respond to public comments on the DOH's decisions with respect to these issues and ruled that any further appeals of its decision would be limited to the issues addressed on remand. On March 3, 1999, the EAB issued an Order denying motions for reconsideration which had been filed by HELCO, KDC and Kawaihae Cogeneration Partners (KCP). HELCO, working closely with the DOH and EPA, planned its response to the EAB remand and, in January 1999, commenced collection of several months of additional data at a new site. As part of the remand process, the DOH held a public hearing on the draft permit on October 7, 1999, limited to the issues remanded by the EAB. After considering issues raised at the public hearing, the DOH changed its position and required HELCO to complete a full 12 months of data collection at the new site (which collection began in January 1999) and also required that two months of data be collected at a more representative elevation to corroborate the data collected at the new site. This data collection was completed at the end of April 2000 and provided excellent corroboration of the data collected at the new site. HELCO is awaiting issuance of a revised permit by DOH, at which time DOH will open the public comment period and schedule another public hearing. It is anticipated that the hearing will take place in early October 2000. As a result of these actions, there have been further delays in HELCO's construction of CT-4 and CT-
5. Although the actual length of the delays is uncertain, management believes CT-4 and CT-5 will be in service in early 2002. HELCO continues to work with the DOH and EPA with the objective of having the final permit reissued by the beginning of 2001 and of reaching a final resolution of any appeals to the EAB as expeditiously as possible thereafter. HELCO believes that the PSD permit will eventually be obtained. Since there are no stays on the project, installation of CT-4 and CT-5 is expected to begin when the PSD permit is obtained and any EAB appeals from its issuance are resolved.

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

      The DOH has not issued any formal enforcement action applying the 55/45 dBA standard to the Keahole plant. Meanwhile, HELCO has installed noise mitigation measures on the existing diesel units at Keahole, has obtained from the DLNR an administrative approval to install an additional silencer on CT-2 and is exploring possible noise mitigation measures, which can be implemented if necessary, for CT-4 and CT-5.

  3. Count III (violation of CDUP): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to the BLNR. (Should the DOH find HELCO in violation of the noise rules (see Count II), the BLNR would be called to act on the impact of such violation, if any, on the CDUP.)

  4. Count IV (violations of HELCO's land patent): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to the BLNR. (Should the DOH find HELCO in violation of the noise rules (see Count II), the BLNR would be requested to determine the impact of such violation, if any, on the land patent.)

  5. Count V (HELCO's ability to comply with land use regulations): At a hearing on April 12, 1999, the Court granted HELCO's motion for summary judgment and suspended proceedings on this Count pending referral of this matter to the BLNR for resolution of the administrative proceeding which had been pending before it. (See "BLNR petitions" herein.)

  6. Count VI (amendment of HELCO's land patent): At the March 31, 1999 hearing, the Court granted Plaintiffs' motion for summary judgment, finding that a 1984 amendment to HELCO's land patent was invalid because the BLNR had failed to comply with the statutory procedure relating to amendments. The amendment was intended to correct an error in the original land patent with regard to the repurchase clause in the patent and to conform the language to the applicable statute, under which the State would have the right to repurchase the site (as opposed to an automatic reversion) if it were no longer used for utility purposes. This matter was heard by the BLNR at its hearing on February 25, 2000 and a corrected land patent has been issued. (See "BLNR petitions" herein.)

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

BLNR petitions. On August 5, 1998, KDC filed with the BLNR a Petition for
---------------
Declaratory Ruling under HRS Section 91-8. The petition alleged that the standard conditions in HAR Section 13-2-21 apply to HELCO's default entitlement to use its Keahole site, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that the DOH issued three separate Notices of Violation (NOVs) to HELCO in 1992 and 1998 for violation of clean air rules, which NOVs are alleged to constitute violations under the existing permits and render such permits null and void. The petition requested that the BLNR commence a contested case on the petition; that the BLNR determine that HELCO has violated the terms of its existing conditional use permits, causing such permits to be null and void; and that the BLNR determine that HELCO has violated the conditions applicable to its default entitlement, such that HELCO should be enjoined from using the Keahole property under such default entitlement. Pursuant to a ruling from the Third Circuit Court that the BLNR decide certain issues raised in this petition by November 30, 1999 (see "CDUP amendment" herein), these issues were discussed at an October 22, 1999 BLNR meeting. The BLNR determined that none of the standard land use conditions were inconsistent with HELCO's ability to proceed under its default entitlement and, therefore, each of the standard land use conditions applied to the expansion. The BLNR did not, at that time, determine whether HELCO has complied with the applicable conditions. The BLNR also determined that specific conditions imposed by the BLNR on HELCO's original CDUP and amendments thereto continue to apply to the existing plant but not to the expansion under the default entitlement.

On February 7, 2000, KDC and an individual plaintiff filed with the BLNR a Request to Nullify "Default Entitlement." In the request, it is alleged that HELCO's default entitlement is void because HELCO cannot satisfy all conditions and laws, that HELCO forfeited its default entitlement because it redesigned certain facilities it has already constructed to support existing CT-2 rather than CT-4 and CT-5, and that the BLNR should exercise its right to repurchase clause in HELCO's land patent. At its hearing on February 25, 2000, the BLNR denied KDC's request. The BLNR stated that it has the power to consider whether conditions have been met and to enforce those conditions if they are not met, but not to enforce conditions in a way which violates either HRS Section 183-41 or the order of the Third Circuit Court which recognized HELCO's ability to proceed with the Keahole project under a default entitlement. Subsequent to the hearing, an issue was raised administratively as to whether the BLNR should impose condition 15, which would impose a completion deadline on the project of three years following "approval." The issue was included on the agenda for the April 14, 2000 BLNR hearing. However, during the hearing the BLNR passed a motion to remove the item from the agenda. As to the third claim, the BLNR authorized the issuance of a land patent with a corrected repurchase provision at its hearing on February 25, 2000, after which time the repurchase issue became moot since HELCO continues to use the land for public utility purposes. (See "KDC declaratory judgment action," relating to Count VI.) A written decision on the February 25, 2000 rulings is pending.

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

The current status of these IPPs' PUC complaints is as follows:

     Enserch complaint. On January 16, 1998, HELCO filed with the PUC an
     -----------------
     application for approval of a PPA for a 60 MW (net) facility and an interconnection agreement with Encogen Hawaii, L.P. (Encogen), an Enserch affiliate, both dated October 22, 1997. The PUC issued a decision and order approving the agreements on July 14, 1999. The decision was amended at HELCO's request on July 21, 1999 and became final and nonappealable on August 23, 1999. Enserch sold its interest in the partnership, now called Hamakua Energy Partners L.P. (Hamakua Partners) in November 1999. According to Hamakua Partners, its first phase of 22 MW is expected to be in-service in August 2000 and the remainder of its 60 MW facility is expected to be in-service by December 2000. This PPA was necessary to ensure reliable service to customers on the island of Hawaii and, in the opinion of management, does not supplant the need for CT-4 and CT-5.

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

     HCPC complaint.  In December 1999, the PUC approved an amended and restated
     --------------
     PPA between HELCO and HCPC under which HCPC will continue to provide 22 MW of firm capacity. The term of the agreement is for five years (through December 31, 2004) and may continue beyond that time unless either party provides notice of termination to the other party by May 30 in the year of termination. HELCO has the right to terminate the contract as of the end of 2002, 2003 or 2004 for an early termination amount of $0.5 million for each of the remaining years in the five-year term. Like the PPA with Hamakua Partners, this restated and amended PPA with HCPC was necessary to ensure reliable service to customers. However, because the short term of the PPA was intended to ensure reliability until the Keahole project was constructed, in the opinion of management it does not supplant the need for CT-4 and CT-5.

Apollo Energy Corporation (Apollo), which has an existing contract to provide HELCO with as-available windpower through June 30, 2002, filed a petition for hearing with the PUC on April 28, 2000, alleging that it has unsuccessfully attempted for over 75 days to negotiate a new power purchase agreement with HELCO. Apollo is offering to repower its existing 7 MW facility by the end of 2000 and to install additional wind turbines, up to a total of 15 MW, by the end of 2001. The parties agreed to limit to four issues the matters being presented to the PUC for guidance: whether Apollo is entitled to capacity payments; whether Apollo is entitled to a minimum purchase rate; whether certain performance standards should apply; and whether HELCO's proposed dispute resolution provision should apply. A hearing on these issues is scheduled for
October 3, 2000.    Because Apollo is an as-available energy provider,
management believes this matter would not affect the need for the Keahole project.

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

The first increment of new generation to be available to HELCO is now expected to be added in August 2000 (Hamakua Partners' 22 MW CT). Despite delays in adding new generation, HELCO's mitigation measures (including the extension of power purchases from HCPC) should provide HELCO with sufficient generation reserve margin to cover its projected monthly system peaks with units on scheduled maintenance until additional new generation is added in late 2000 (the remaining 38 MW of Hamakua Partners' 60 MW DTCC unit) and in early 2002 (CT-4 and CT-5), and should provide HELCO with sufficient reserve margin in the event of further delays in adding new generation. As new generation is added, HELCO will retire its older, smaller generating units.

Costs incurred.  If it becomes probable that CT-4 and/or CT-5 will not be
--------------
installed, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of June 30, 2000, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units amounted to approximately $80.6 million, including $32.4 million for equipment and material purchases, $26.6 million for planning, engineering, permitting, site development and other costs and $21.6 million for an allowance for funds used during construction (AFUDC). As of June 30, 2000, approximately $23.5 million of the $80.6 million was transferred from construction in progress to plant-in-service as such costs represent completed pre-PSD facilities which relate to the existing units in service as well as to CT-4 and CT-5.

Although management believes it has acted prudently with respect to the Keahole project, effective December 1, 1998, HELCO decided to discontinue the accrual of AFUDC on CT-4 and CT-5 (which would have been approximately $0.5 million after tax per month). The length of the delays to date and potential further delays were factors considered by management in its decision to discontinue the accrual of AFUDC. HELCO has also deferred plans for ST-7 to approximately 2005. Since ST-7 is not needed in the near future, no costs for ST-7 are included in construction in progress.

Management believes that the issues surrounding the amendment to the land use permit, the air permit, the IPP complaints and related matters will be satisfactorily resolved and will not prevent HELCO from ultimately constructing CT-4 and CT-5. The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of June 30, 2000.

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

HECO cannot predict what the ultimate outcome of the proceeding will be or which (if any) of the proposals advanced in the proceeding will be implemented. In addition, some of the parties may seek state legislative action on their proposals.

In December 1999, HECO, HELCO and MECO filed an application with the PUC seeking permission to implement PBR in future rate cases. The proposed PBR would allow adjustments in the electric utilities' rates (for up to five years after a rate case) based on an index-based price cap, an earnings sharing mechanism and a service quality mechanism.

In March 2000, the PUC approved HELCO's standard form contract for customer retention that allows HELCO to provide a rate option for customers who would otherwise reduce their energy use from HELCO's system by using energy from a nonutility generator. The standard form contract provides a 10% discount on base energy rates for "Large Power" and "General Service Demand" customers. In May 1999, the PUC authorized HECO to offer a similar standard form contract.

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

In 1999, the Working Group submitted reports to the DOH presenting environmental conditions and recommendations for additional data gathering to allow for an assessment of the need for risk-based corrective action (Conceptual Site Model). The Working Group also engaged a consultant who identified 27 additional potentially responsible parties, including YB. Under the terms of the agreement for the sale of YB, HEI and The Old Oahu Tug Service, Inc. (TOOTS, formerly HTB) have certain indemnity obligations, including obligations with respect to the Honolulu Harbor investigation. TOOTS, Texaco Group, Inc. and Philips Petroleum have joined the Working Group. In response to the DOH's request for technical assistance, the EPA became involved with the harbor investigation in June 2000. In August 2000, the Working Group, the DOH, the EPA and the U.S. Coast Guard met to discuss the Conceptual Site Model, how to proceed and other matters.

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

(5)  HECO obligated mandatorily redeemable trust preferred securities of
------------------------------------------------------------------------
  subsidiary trusts holding solely HECO and HECO-guaranteed debentures
  --------------------------------------------------------------------

In March 1997, HECO Capital Trust I (Trust I), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (1997 trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the 1997 trust preferred securities and the common securities were used by Trust I to purchase 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (1997 junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million. The 1997 junior deferrable debentures, which bear interest at 8.05% and mature on March 27, 2027, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO), are the sole assets of Trust I. The 1997 trust preferred securities must be redeemed at the maturity of the underlying debt on March 27, 2027, which maturity may be shortened to a date no earlier than March 27, 2002 or extended to a date no later than March 27, 2046, and are not redeemable at the option of the holders, but may be redeemed by Trust I, in whole or in part, from time to time, on or after March 27, 2002 or upon the occurrence of certain events. All of the proceeds from the sale were invested by Trust I in the underlying debt securities of HECO, HELCO and MECO.

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO's consolidated balance sheets as of June 30, 2000 and December 31, 1999. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

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

Certain transactions involving stock compensation

In March 2000, the FASB issued FASB Interpretation No. 44, " Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," which clarifies the application of APB Opinion No. 25 for certain issues and does not address any issues related to the application of the fair value method in SFAS No. 123. The Interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. HECO and its subsidiaries adopted the provisions of the Interpretation on July 1, 2000 with no resulting material impact to HECO's consolidated results of operations, financial condition or liquidity.

(7)  Summarized financial information
-------------------------------------

Summarized financial information for HECO's subsidiaries, HELCO and MECO, is as follows:

Balance sheet data
                                                                      HELCO                                               MECO
                                                  ------------------------------------------                ----------------------
                                                    June 30,            December 31,            June 30,            December 31,
(in thousands)                                        2000                 1999                   2000                 1999
----------------------------------------------------------------------------------------------------------------------------------

Current assets.....................................        $ 36,661                $ 30,260            $ 42,686           $ 41,700
Noncurrent assets..................................         423,725                 425,552             392,204            387,380
                                                   ----------------    --------------------    ----------------    ---------------

                                                           $460,386                $455,812            $434,890           $429,080
                                                   ================    ====================    ================    ===============



Common stock equity..............................          $162,355                $159,719            $165,827           $163,835

Cumulative preferred stock-not subject
    to mandatory redemption......................             7,000                   7,000               5,000              5,000

Current liabilities................................          53,709                  52,230              33,180             30,296

Noncurrent liabilities.............................         237,322                 236,863             230,883            229,949
                                                      -------------         ---------------        ------------        -----------
                                                           $460,386                $455,812            $434,890           $429,080
                                                      =============      ==================       =============        ===========

Income statement data
                                                 HELCO                                                      MECO
                     -----------------------------------------------------------            ------------------------------------

                        Three months ended              Six months ended             Three months ended        Six months ended
                                June 30,                    June 30,                      June 30,                  June 30,

                     --------------------------------    ------------------        ---------------------   -----------------------

(in thousands)                2000           1999          2000           1999         2000           1999       2000       1999
----------------------------------------------------------------------------------------------------------------------------------

Operating revenues...       $46,579         $37,927      $90,790         $74,827      $47,179        $37,299    $91,040    $72,980

Operating income.....         6,660           4,442       13,200           9,887        6,182          7,133     13,722     12,153

Net income for
   common stock......         4,080           1,786        7,981           4,709        4,219          4,604      9,587      7,011

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

(8)  Reconciliation of electric utility operating income per HEI and HECO
-------------------------------------------------------------------------
   consolidated statements of income
   ---------------------------------

                                                                        Three months ended              Six months
                                                                             June 30,                     ended
                                                                                                         June 30,
                                                                  ------------------------------  --------------------------
(in thousands)                                                           2000           1999           2000             1999
---------------------------------------------------------------   -----------   ------------      ---------      -----------
Operating income from regulated and nonregulated activities
 before income taxes (per HEI consolidated statements of income)..
                                                                     $ 51,615       $ 44,336       $103,245         $ 85,237

Deduct:
 Income taxes on regulated activities.............................    (15,201)       (12,121)       (30,394)         (22,789)
 Revenues from nonregulated activities............................     (1,362)        (1,414)        (2,346)          (2,580)
Add:
 Expenses from nonregulated activities............................        273            123            698              266
                                                                  -----------    -----------     ----------      -----------
Operating income from regulated activities after income taxes
 (per HECO consolidated statements of income).....................   $ 35,325       $ 30,924       $ 71,203         $ 60,134

                                                                  ===========   ============      =========      ===========

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

                             RESULTS OF OPERATIONS
HEI Consolidated
----------------

                                           Three months ended
                                                June 30,                                                Primary
(in thousands, except per             -----------------------------          %                        reason(s) for
share amounts)                                2000            1999         change                  significant change*
----------------------------------------------------------------------------------------------------------------------------------

Revenues...........................       $413,136        $369,688           12    Increases for the electric utility and savings
                                                                                   bank segments, partly offset by decreases for
                                                                                   the "other" and international power segments
Operating income...................         57,126          58,710           (3)   Increases for the electric utility and savings
                                                                                   bank segments, more than offset by decreases
                                                                                   for the international power and "other"
                                                                                   segments
Net income.........................         19,096          22,756          (16)   Lower operating income, higher interest
                                                                                   expense due to higher average borrowings
                                                                                   resulting from a HEIPC acquisition in March
                                                                                   2000 and higher income taxes due to no tax
                                                                                   benefits on losses from foreign operations
Basic earnings
   per common share................       $   0.59        $   0.71          (17)   See explanation for net income
Weighted-average number of common
 shares outstanding................         32,403          32,183            1    Issuances under the Dividend Reinvestment and
                                                                                   Stock Purchase Plan and other plans


                                               Six months ended
                                                   June 30,
(in thousands, except per                  -------------------------        %               Primary reason(s) for
share amounts)                                2000            1999        change             significant change*
---------------------------------------------------------------------------------------------------------------------------------

Revenues...........................       $815,011        $721,935           13   Increases for the electric utility and savings
                                                                                  bank segments, partly offset by decreases for
                                                                                  the "other" and international power segments

Operating income...................        125,328         112,742           11   Increases for the electric utility and savings
                                                                                  bank segments, partly offset by decreases for
                                                                                  the international power and "other" segments
Net income.........................         48,072          43,510           10   Higher operating income and AFUDC, partly
                                                                                  offset by higher interest expense due to
                                                                                  higher average borrowings resulting from a
                                                                                  HEIPC acquisition in March 2000 and higher
                                                                                  income taxes due to higher operating income
                                                                                  and no tax benefits on losses from foreign
                                                                                  operations
Basic earnings
   per common share................       $   1.49        $   1.35           10   See explanation for net income
Weighted-average number of common
 shares outstanding................         32,335          32,168            1   Issuances under the Dividend Reinvestment and
                                                                                  Stock Purchase Plan and other plans

*  Also see segment discussions which follow.

Following is a general discussion of the results of operations by business segment.

Electric utility
----------------

                                          Three months ended
                                               June 30,
(in thousands, except per             ----------------------------         %
barrel amounts)                         2000                1999        change   Primary reason(s) for significant change
-----------------------------------------------------------------------------------------------------------------------------------

Revenues......................        $307,845            $252,272          22   Higher fuel oil and purchased energy prices,
                                                                                 the effects of which are passed on to
                                                                                 customers ($52 million) and 2.1%
                                                                                 higher KWH sales ($5 million)

Expenses
 Fuel oil.....................          91,092              47,226          93   Higher fuel oil prices and KWHs generated

 Purchased power..............          70,444              67,649           4   Higher fuel prices, partly offset by fewer
                                                                                 KWHs purchased

 Other........................          94,694              93,061            2  Higher taxes, other than income taxes, and
                                                                                 depreciation expense, partly offset by lower
                                                                                 other operation expenses (including lower
                                                                                 retirement benefits expenses)

Operating income..............          51,615              44,336           16  Higher KWH sales and lower other operation
                                                                                 expenses, partly offset by higher taxes,
                                                                                 other than income taxes, and depreciation
                                                                                 expense

Net  income...................          24,014              19,224           25  Higher operating income and AFUDC, partially
                                                                                 offset by higher income taxes

Kilowatthour sales (millions).           2,266               2,219            2

Fuel oil price per barrel.....          $32.51              $17.88           82

                                         Six months ended
                                             June 30,
(in thousands, except per     ---------------------------------------        %
barrel amounts)                           2000                1999         change          Primary reason(s) for significant change
------------------------------------------------------------------------------------------------------------------------------------


Revenues......................        $597,250            $490,063               22   Higher fuel oil and purchased energy prices,
                                                                                      the effects of which are passed on to
                                                                                      customers ($95 million), 2.6% higher KWH
                                                                                      sales ($12 million) and the recovery of
                                                                                      integrated resource planning costs
Expenses
 Fuel oil.....................         166,247              92,104                80  Higher fuel oil prices and KWHs generated

 Purchased power..............         140,670             127,629                10   Higher fuel prices and more KWHs purchased

 Other........................         187,088             185,093                 1   Higher taxes, other than income taxes, and
                                                                                       depreciation expense, partly offset by lower

                                                                                      (including lower retirement benefits expenses)


Operating income..............         103,245              85,237                21   Higher KWH sales and lower other operation
                                                                                       and maintenance expenses, partly offset by
                                                                                       higher taxes, other than income taxes, and
                                                                                       depreciation expense

Net  income...................          47,739              36,305                31    Higher operating income and AFUDC, partially

                                                                                        offset by higher income taxes

Kilowatthour sales (millions).           4,469               4,354                 3

Fuel oil price per barrel.....          $30.89              $17.41                77

Kilowatthour (KWH) sales in the second quarter and first six months of 2000 increased 2.1% and 2.6%, respectively, from the same periods in 1999, partly due to an increase in the number of customers, warmer weather and an improvement in Hawaii's economy. Electric utility operating income for the first six months of 2000 increased 21% from the first six months of 1999, primarily due to the higher KWH sales and 11% lower other operation and maintenance expenses ($10 million). Other operation expenses were lower primarily due to a decrease of approximately $9 million in pension and other postretirement benefits expenses partly due to an increase in the discount rate (from 6.50% at December 31, 1998 to 7.75% at December 31, 1999) and a change in the method of determining market-related value of retirement benefit plan assets (see note (2) in HECO's "Notes to consolidated financial statements"). Maintenance expense was slightly lower as a result of less production maintenance work in the first six months of 2000 than in the first six months of 1999.

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

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. In their statement of position (SOP), HECO and its subsidiaries proposed to achieve some of the benefits of competition through proposals for (1) competitive bidding for new generation, (2) performance-based rate-making (which would include an index-based price cap, an earnings sharing mechanism and a benchmark incentive plan) and (3) innovative pricing provisions (including rate restructuring, expanded time-of-use rates, customer migration rates such as standby charges, flexible pricing to encourage economic development and to compete with customer generation options, new service options and two-part rates incorporating real-time pricing). HECO suggests in its SOP that these proposals be implemented through PUC approval of applications submitted in a series of separate proceedings to be initiated by HECO in 1999 and 2000. See "Competition proceeding" in note (4) in HECO's "Notes to consolidated financial statements."

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

Recent rate requests

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of August 3, 2000, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.4% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.65% for HELCO (D&O issued on April 2, 1997 and based on a 1996 test year) and 10.94% for MECO (D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaii Electric Light Company, Inc.
-----------------------------------

 . In October 1999, HELCO filed a request to increase rates by 9.6%, or $15.5 million in annual revenues, based on a 2000 test year, primarily to recover (1) costs relating to the agreement to buy power from the 60 MW plant of Hamakua Energy Partners, L.P., and (2) depreciation of and a return on additional investments in plant and equipment since the last rate case, including pre-PSD facilities placed in service at the Keahole power plant (see "HELCO power situation--Pre-PSD work and notices of violation" in note (4) of HECO's "Notes to consolidated financial statements"). The Consumer Advocate filed its testimony on May 8, 2000. HELCO filed its rebuttal testimony on June 19, 2000 and continues to justify an increase of at least $15.5 million and a ROACE of 13.25% for the 2000 test year. Hearings are scheduled to begin on August 15, 2000.

 . The timing of a future HELCO rate increase request, if any, to recover costs relating to adding CT-4 and CT-5 will depend on future circumstances. See "HELCO power situation" in note (4) of HECO's "Notes to consolidated financial statements."

Accounting for the effects of certain types of regulation

In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs of HECO and its subsidiaries based on current cost-based rate-making regulations. Management believes HECO and its subsidiaries' operations currently satisfy the SFAS No. 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations, financial position or liquidity may result. As of June 30, 2000, HECO's consolidated regulatory assets amounted to $117 million.

Savings bank
------------

                            Three months ended June 30,                          %
                     --------------------------------------------
(in thousands)                     2000                1999          change             Primary reason(s) for significant change
----------------------------------------------------------------------------------------------------------------------------------
Revenues.............          $108,699            $101,759                 7         Higher interest income as a result of
                                                                                      higher weighted-average yields on
                                                                                      mortgage/asset-backed securities and loan
                                                                                      balances and a 6% higher average
                                                                                      interest-earning asset balance

Operating income.....            16,315              15,789                 3         Higher net interest income and lower
                                                                                      compensation and employee benefits expense,
                                                                                      partly offset by the impact of
                                                                                      reclassifying four debt securities. See
                                                                                      note (4) in HEI's "Notes to consolidated
                                                                                      financial statements."

Net income...........             9,396               9,057                 4         Higher operating income, partly offset by
                                                                                      higher income taxes

Interest rate spread.              3.18%               3.21%               (1)        38 basis points increase in the
                                                                                      weighted-average yield on interest-earning
                                                                                      assets, more than offset by a 41 basis
                                                                                      points increase in the weighted-average
                                                                                      rate on interest-bearing liabilities

                             Six months ended June 30,
                     --------------------------------------------      %
(in thousands)                     2000                1999          change            Primary reason(s) for significant change
---------------------------------------------------------------------------------------------------------------------------------
Revenues.............          $218,966            $202,039                 8        Higher interest income as a result of
                                                                                     higher weighted-average yields on
                                                                                     mortgage/asset-backed securities and loan
                                                                                     balances and a 5% higher average
                                                                                     interest-earning asset balance

Operating income.....            35,505              30,920                15        Higher net interest income, partly offset
                                                                                     by the impact of reclassifying four debt
                                                                                     securities. See note (4) in HEI's "Notes to
                                                                                     consolidated financial statements."

Net income...........            20,617              17,582                17        Higher operating income, partly offset by
                                                                                     higher income taxes

Interest rate spread.              3.19%               3.14%                2        33 basis points increase in the
                                                                                     weighted-average yield on interest-earning
                                                                                     assets, partly offset by a 28 basis points
                                                                                     increase in the weighted-average rate on
                                                                                     interest-bearing liabilities

ASB's interest rate spread--the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities--decreased 1% and increased 2% for the second quarter and first six months of 2000, respectively, compared to the same periods in 1999. Comparing the first six months of 2000 to the same period in 1999, the weighted-average yield on interest-earning assets increased more than the weighted-average rate on interest-bearing liabilities increased. Impacting the weighted-average yield on interest-earning assets for the second quarter of 2000 was the reversal of interest accrued on four debt securities in the principal amount of $114 million. See note (4) in HEI's "Notes to consolidated financial statements."

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. Deposits increased by $66 million in the first six months of 2000, including $48 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and mortgage/asset-backed securities, and other sources. In recent years, advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase have become more significant sources of funds as the demand for deposits decreased due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's interest rate spread and net interest income.

During the first six months of 2000, ASB added $6 million to its allowance for loan losses. As of June 30, 2000, ASB's allowance for loan losses was 1.15% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated.

                                                                                Six months ended June 30,
                                                                     --------------------------------------------
(in thousands)                                                                      2000                     1999
-----------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of period.......................            $35,348                  $39,779
Additions to provisions for losses...................................              6,400                    6,098
Net charge-offs......................................................             (4,695)                  (7,470)
                                                                     -------------------      -------------------
Allowance for loan losses, end of period.............................            $37,053                  $38,407
                                                                     ===================      ===================

In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB's income taxes. For the first six months of 2000, ASB and subsidiaries' effective income tax rate was 34%. Although the State of Hawaii has indicated that it may challenge the tax treatment of this reorganization, ASB believes that its tax position is proper.

Regulation

Federal Deposit Insurance Corporation (FDIC) regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2000, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 5.8% (5.0%), a Tier-1 risk-based ratio of 10.0% (6.0%) and a total risk-based ratio of 10.9% (10.0%).

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

Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, a bank holding company may acquire control of a bank in any state, subject to certain restrictions. Under state law, a bank chartered under state law may merge with an out-of-state bank and convert all branches of both banks into branches of a single bank, subject to certain restrictions. Although the federal and state laws apply only to banks, such legislation may nonetheless affect the competitive balance among banks, thrifts and other financial institutions and the level of competition among financial institutions doing business in Hawaii.

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

In addition to its effects upon competition, the Act might result in increased costs for ASB. For example, the Act imposes on financial institutions an obligation to protect the security and confidentiality of its customers' nonpublic personal information, and directs, among others, the FDIC and the OTS to establish "appropriate standards" to protect such information and its use. On June 1, 2000, the FDIC and the OTS, among others, issued joint rules to implement in part the provisions of the Act concerning the disclosure of customers' nonpublic information. On June 26, 2000, the FDIC and the OTS, among others, issued proposed joint rules concerning administrative, technical and physical safeguards for customer records and information. Although ASB currently has in place a policy concerning customer privacy, it is not known at this time whether the rules adopted by the regulatory authorities might impose additional compliance costs on ASB.

International power
-------------------

                           Three months ended
                                June 30,
                 ----------------------------------------      %
(in thousands)             2000                 1999         change             Primary reason(s) for significant change
--------------------------------------------------------------------------------------------------------------------------

Revenues.........       $(3,950)             $ 1,332        NM                Losses from HEIPC's indirect investment in
                                                                              East Asia Power Resources Corporation
                                                                              (EAPRC)

Operating loss...        (8,432)              (1,496)            (464)        Losses from the EAPRC investment and
                                                                              additional expenses related to the
                                                                              investment

                            Six months ended
                                June 30,
                 ----------------------------------------       %
(in thousands)             2000                 1999         change             Primary reason(s) for significant change
--------------------------------------------------------------------------------------------------------------------------

Revenues.........       $(2,285)             $ 2,324        NM                Losses from HEIPC's indirect investment in
                                                                              EAPRC

Operating loss...        (8,882)              (2,112)            (321)        Losses from the EAPRC investment and
                                                                              additional expenses related to the
                                                                              investment

NM Not meaningful.

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

In 1998 and 1999, the HEIPC Group acquired what is now a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 MW (net) coal-fired power plant to be located inside Baotou Steel's complex in Inner Mongolia, People's Republic of China. The IMPC, which owns and operates the electricity grid in Inner Mongolia, has refused to enter into an interconnection arrangement with the joint venture. The HEIPC Group continues to work with Baotou Steel and IMPC to secure a satisfactory interconnection arrangement. See "China project," in note (5) of HEI's "Notes to consolidated financial statements."

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

On March 7, 2000, an indirect subsidiary of HEIPC acquired a 50% interest in EPHC, which is an indirect subsidiary of El Paso Energy Corporation, for $87.5 million plus up to an additional $6 million of payments that are contingent upon future earnings of EAPRC. EPHC owns approximately 91.7% of the common shares of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. See note (5) in HEI's "Notes to Consolidated Financial Statements."

The HEIPC Group's higher net losses for the second quarter and first six months of 2000 compared to the same periods in 1999 are primarily attributable to results from the investment in EAPRC and its subsidiaries (the EAPRC Group). The HEIPC Group accounts for its investment in EPHC under the equity method of accounting. HEI consolidates the accounts of the HEIPC Group on a one-month lag due to the time needed to consolidate HEIPC's subsidiaries. The results for the six months ended June 30, 2000 thus reflects results of the HEIPC Group's operations for the months of December 1999 and January through May 2000 and the results for the quarter ended June 30, 2000 thus reflects results for the months of March, April and May 2000. The EAPRC Group is exposed to the impact of changes in fuel oil prices and foreign currency fluctuations. Higher fuel oil prices and the weakened value of the Philippine peso were the primary causes of the losses incurred by the EAPRC Group for the second quarter of 2000. The EAPRC Group is evaluating strategies to reduce its exposure to future fuel oil price and foreign currency fluctuations.

The rates charged by the EAPRC Group under its purchase power agreements are generally at a discount to the rates charged by the National Power Corporation, a government owned and controlled corporation of the Philippines. Most of the fluctuation in fuel oil prices is not recovered in rates charged by the EAPRC Group. The EAPRC Group's base price of fuel oil per metric ton for March, April, May, June and July 2000 was approximately $143, $170, $153, $163 and $175, respectively. To reduce its near-term exposure to higher fuel oil prices, the EAPRC Group has purchased nondeliverable forward contracts for fuel oil at an average price of $155 per metric ton for approximately 80% of its anticipated purchases from August 1 to December 31, 2000.

As of June 30, 2000, the EAPRC Group had approximately $200 million in U.S. dollar denominated debt. From March 7, 2000 (acquisition date) to May 31, 2000, the high and low Philippine peso (PhP) exchange rate was PhP40.823 = $1 and PhP43.250 = $1, respectively, a 6% fluctuation. Due to the deterioration of the exchange rate from March 7 to May 31, 2000, as of June 30, 2000 the HEIPC Group incurred a loss of approximately $3 million related to the EAPRC Group's U.S. dollar denominated debt position. The potential immediate pretax loss to the HEIPC Group that would result from a hypothetical 10% devaluation in the Philippine peso exchange rate based on this position would be approximately $8 million. As of August 3, 2000, the exchange rate had further deteriorated to PhP44.700 = $1.

Based on prevailing and hedged fuel oil prices and trends in currency exchange rates, management expects that the HEIPC Group will incur net losses for the remainder of 2000 and that the net loss of the HEIPC Group for 2000 will cause HEI's 2000 earnings to be lower than its earnings in 1999.

As of June 30, 2000, the HEIPC Group has invested in or advanced to overseas power projects approximately $138 million. The success of any project undertaken by the HEIPC Group will be dependent on many factors, including the economic, political, monetary, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by the HEIPC Group will be successfully completed or that the HEIPC Group's investment in any such project will not be lost, in whole or in part.

Other
-----

                                Three months ended
                                     June 30,
                     ---------------------------------------   %
(in thousands)              2000                1999        change             Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------
Revenues.........        $   542             $14,325             (96)        In November 1999, HTB sold YB and
                                                                             substantially all of its operating assets
                                                                             for a nominal gain. Second quarter 1999
                                                                             includes $13 million of HTB/YB revenues.

Operating loss...         (2,372)                 81              NM         No maritime freight transportation and
                                                                             harbor assist operations in the second
                                                                             quarter 2000 and higher corporate expenses

                            Six months ended
                                June 30,
                 ---------------------------------------      $
(in thousands)             2000                1999         change             Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------
Revenues.........       $ 1,080             $27,509              (96)        In November 1999, HTB sold YB and
                                                                             substantially all of its operating assets
                                                                             for a nominal gain. The first half of 1999
                                                                             includes $26 million of HTB/YB revenues.

Operating loss...        (4,540)             (1,303)            (248)        No maritime freight transportation and
                                                                             harbor assist operations in the first half
                                                                             of 2000 and higher corporate expenses

NM Not meaningful.

The "other" business segment includes results of operations of TOOTS, formerly HTB and its formerly owned subsidiary, YB, maritime freight transportation and harbor assist companies which were sold or shutdown in the fourth quarter of 1999; Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; HEI District Cooling, Inc., a company formed to develop, build, own, operate and/or maintain central chilled water, cooling system facilities, and other energy related products and services; ProVision Technologies, Inc., a company formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim; HEI Properties, Inc., a company currently holding passive investments and expected to hold real estate and related assets; HEI Leasing, Inc., a company formed to own real estate subject to leases; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., companies formed primarily for the purpose of effecting the issuance of 8.36% Trust Originated Preferred Securities; HEI and HEI Diversified, Inc., holding companies; and eliminations of intercompany transactions.

In November 1999, HTB sold YB and substantially all of its operating assets for a nominal gain. The maritime freight transportation and harbor assist subsidiaries recorded operating income of $1.6 million in the second quarter of 1999 and $2.2 million in the first six months of 1999.

Discontinued operations
-----------------------

See note (10) in HEI's "Notes to consolidated financial statements."

Contingencies
-------------

See note (9) and note (4) in HEI's and HECO's respective "Notes to consolidated financial statements" for discussions of contingencies.

Recent accounting pronouncements
--------------------------------

See note (8) and note (6) in HEI's and HECO's respective "Notes to consolidated financial statements."


                              FINANCIAL CONDITION

Liquidity and capital resources
-------------------------------

The Company and consolidated HECO each believe that its ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund their respective construction programs and investments and to satisfy debt and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI was as follows:


(in millions)                                                 June 30, 2000                                 December 31, 1999
----------------------------------------------------------------------------------------------------------------------------
Short-term borrowings.............................         $  130                  5%              $  152                  7%
Long-term debt....................................          1,077                 47                  978                 44
HEI- and HECO-obligated preferred
   securities of trust subsidiaries...............            200                  9                  200                  9
Preferred stock of subsidiaries...................             34                  1                   34                  2
Minority interests................................              1                  -                    1                  -
Common stock equity...............................            867                 38                  848                 38
                                                  ---------------     --------------      ---------------     --------------
                                                           $2,309                100%              $2,213                100%
                                                  ===============     ==============      ===============     ==============

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB are not included in the table above.

For the first six months of 2000, net cash provided by operating activities of consolidated HEI was $124 million. Net cash used in investing activities was $290 million, largely due to ASB's origination of loans and purchase of mortgage/asset-backed and investment securities, net of repayments, the HEIPC Group's investment in the Philippines and HECO's consolidated capital expenditures. Net cash provided by financing activities was $182 million as a result of several factors, including net increases in deposit liabilities, long-term debt and advances from Federal Home Loan Bank, partly offset by the payment of common stock dividends and trust preferred securities distributions and net decreases in securities sold under agreements to repurchase and short-term borrowings.

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

Electric utility

HECO's consolidated capital structure was as follows:


(in millions)                                              June 30, 2000                                      December 31,
                                                                                                                  1999
---------------------------------------------------------------------------------------------------------------------------
Short-term borrowings.........................           $  103                  6%                $  107                 6%
Long-term debt................................              657                 38                    646                38
HECO-obligated preferred securities of trust
 subsidiaries.................................              100                  6                    100                 6

Preferred stock...............................               34                  2                     34                 2
Common stock equity...........................              822                 48                    806                48
                                              -----------------    ---------------     ------------------    --------------
                                                         $1,716                100%                $1,693               100%
                                              =================    ===============     ==================    ==============

Operating activities provided $86 million in net cash during the first six months of 2000. Investing activities used net cash of $49 million, primarily for capital expenditures. Financing activities used net cash of $33 million, including $36 million for the payment of common and preferred dividends and preferred securities distributions and $4 million for the net repayment of short-term borrowings, partially offset by a $10 million net increase in long-term debt.

The electric utilities' consolidated financing requirements for 2000 through 2004, including net capital expenditures, long-term debt and preferred stock retirements, are estimated to total $595 million. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are expected to provide cash in excess of the consolidated financing requirements and may also be used to repay short-term borrowings. As of June 30, 2000, $30 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds issued for the benefit of HECO, MECO and HELCO remain undrawn. Also as of June 30, 2000, an additional $65 million of special purpose revenue bonds was authorized by the Hawaii Legislature for issuance for the benefit of HECO and HELCO prior to the end of 2003. The equity requirements of HECO and its subsidiaries over the five-year period will likely be met by retained earnings. The PUC must approve issuances, if any, of long-term debt and equity securities by HECO, HELCO and MECO.

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

Savings bank

                                                            June 30,            December 31, 1999              %
(in millions)                                                       2000                                     change
----------------------------------------------------------------------------------------------------------------------
Total assets..........................................            $6,002                    $5,848                   3
Available-for-sale investment securities..............               111                         -        NM
Held-to-maturity investment and mortgage/asset-backed
    securities........................................             2,181                     2,160                   1
Loans receivable, net.................................             3,222                     3,212                   -
Deposit liabilities...................................             3,558                     3,492                   2
Securities sold under agreements to repurchase........               636                       661                  (4)
Advances from Federal Home Loan Bank..................             1,299                     1,189                   9

NM Not meaningful.

As of June 30, 2000, ASB was the third largest financial institution in Hawaii based on total assets of $6.0 billion and deposits of $3.6 billion.

For the first six months of 2000, net cash provided by ASB's operating activities was $31 million. Net cash used in ASB's investing activities was $152 million, due largely to the origination of loans and purchase of mortgage/asset-backed and investment securities, net of repayments. Net cash provided by financing activities was $133 million largely due to net increases of $66 million in deposit liabilities and $110 million in advances in Federal Home Loan Bank, partly offset by a net decrease of $30 million in securities sold under agreements to repurchase and $13 million in common and preferred stock dividends.

Minimum liquidity levels are currently governed by the regulations adopted by the OTS. ASB was in compliance with OTS liquidity requirements as of June 30, 2000.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of June 30, 2000, ASB was in compliance with the OTS minimum capital requirements (noted in parentheses) with a tangible capital ratio of 5.8% (1.5%), a core capital ratio of 5.8% (4.0%) and a risk-based capital ratio of 10.9% (8.0%).

Item 3. Quantitative and qualitative disclosures about market risk
------------------------------------------------------------------

The Company considers interest rate risk to be a very significant market risk as it could potentially have a significant effect on the Company's financial condition and results of operations. In April 2000, HEI utilized an interest-rate swap to manage a portion of its interest rate risk. See description in Item 2 above. The Company is also exposed to commodity price risk and foreign currency exchange rate risk primarily due to its indirect equity investment in EAPRC. See discussion in Item 2 above. For additional quantitative and qualitative information about the Company's market risks, see pages 40 to 43 of HEI's 1999 Annual Report to Stockholders.

U.S. Treasury yields at June 30, 2000 and December 31, 1999 were as follows:


              (%)                          June 30, 2000                     December 31, 1999
-------------------------------   --------------------------------   ---------------------------------
3 month                                                       5.86                                5.31
1 year                                                        6.06                                5.96
5 year                                                        6.18                                6.34
10 year                                                       6.02                                6.44
30 year                                                       5.90                                6.48

The 3 month U.S. Treasury yield increased 55 basis points and the 30 year yield decreased 58 basis points from December 31, 1999 to June 30, 2000. Management believes that with the current inverted yield curve there was an unfavorable, but immaterial, change between December 31, 1999 and June 30, 2000 in the Company's estimated fair values of its interest-sensitive assets, liabilities and off-balance sheet items.

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

Item 5.  Other information
--------------------------

A.   Amended notice of property tax assessment for HELCO

In December 1999, the County Council of Hawaii County amended its ordinances to rescind the exemption from real property taxes for utility companies. The utilities currently pay a public service company tax that, by state statutory language, is partly in lieu of real property taxes. In March 2000, the Department of Finance, Real Property Division of the County of Hawaii, sent HELCO a notice of property assessment showing total real property taxes owed of approximately $0.2 million for the fiscal year July 2000 to June 2001 and, in April 2000, the Department sent HELCO an amended notice of property assessment showing total real property taxes owed of approximately $3.9 million. HELCO appealed both the March and April 2000 notices of property assessment. HELCO filed a motion for summary judgment to have the April 2000 amended notice of property assessment held unlawful, invalid and unenforceable on the grounds of denial of an exemption to which taxpayer HELCO is entitled, unconstitutionality and illegality, including overassessment, improper methodology and other procedural grounds. On July 10, 2000, the Hawaii Tax Court of Appeals ruled in HELCO's favor and granted the motion for summary judgment. However, the Hawaii County Council is considering a proposed ordinance which attempts to validate the April 2000 amended assessment, sets forth an exception to the general methods of real property tax assessment and would allow the County to use the values in the annual financial reports submitted to the PUC. HELCO plans to seek recovery in a future rate case of any real property tax assessment that it is required to pay.

B.  Ratio of earnings to fixed charges

The following tables set forth the ratio of earnings to fixed charges for HEI and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges excluding interest on ASB deposits


     Six months                                                Years ended December 31,
        ended
    June 30, 2000                    1999                1998                1997                1996                 1995
---------------------    ----------------     ---------------      --------------     ---------------     ----------------

        1.73                         1.80                1.85                1.89                1.93                 2.02
=====================    ================     ===============      ==============     ===============     ================

Ratio of earnings to fixed charges including interest on ASB deposits

     Six months                                                Years ended December 31,
       ended             -------------------------------------------------------------------------------------------------
    June 30, 2000                    1999                1998                1997                1996                 1995
---------------------    ----------------     ---------------      --------------     ---------------     ----------------

        1.48                         1.48                1.47                1.58                1.56                 1.60
=====================    ================     ===============      ==============     ===============     ================

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

The following table sets forth the ratio of earnings to fixed charges for HECO and its subsidiaries for the periods indicated:

  Ratio of earnings to fixed charges


     Six months                                                Years ended December 31,
        ended            ------------------------------------------------------------------------------------------------
    June 30, 2000                    1999                1998                1997                1996                 1995
---------------------    ----------------     ---------------      --------------     ---------------     ----------------
        3.64                         3.09                3.33                3.26                3.58                 3.46
=====================    ================     ===============      ==============     ===============     ================

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

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

(a)  Exhibits

HEI                 Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1        Computation of ratio of earnings to fixed charges, six months ended June 30, 2000 and 1999

HECO                Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2        Computation of ratio of earnings to fixed charges, six months ended June 30, 2000 and 1999

HEI                 Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1        Financial Data Schedule
                    June 30, 2000 and six months ended June 30, 2000

HECO                Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2        Financial Data Schedule
                    June 30, 2000 and six months ended June 30, 2000

(b)  Reports on Form 8-K

Subsequent to March 31, 2000, HEI and/or HECO filed Current Reports, Forms 8-K and/or 8-K/A, with the SEC as follows:

Dated                        Registrant/s                                 Items reported
--------------------------------------------------------------------------------------------------------------------

July 14, 2000               HEI               Item 5. HEI's July 13, 2000 news release - "HEI's International
(Form 8-K)                                    Operation Estimates Second Quarter Net Loss," "International Power -
                                              Philippines Investment" and "Savings Bank."


July 24, 2000               HEI/HECO          Item 5. HEI's July 24, 2000 news release "HEI Reports Second Quarter
(Form 8-K)                                    2000 Earnings" and other information.


July 24, 2000               HEI/HECO          Item 5. HEI's July 24, 2000 news release "HEI Reports Second Quarter
(Form 8-K/A)                                  2000 Earnings" and other information.


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

Date:  August 9, 2000                       Date: August 9, 2000