Form 10-Q
period 2000-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2000-11-08
CIK 354707, 46207

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000
                                       OR
           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X   No _____
                                          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                                                 Outstanding November 3, 2000
--------------------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value)...........          32,831,065 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)...............     12,805,843 Shares (not publicly traded)
==============================================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 2000

                                     INDEX

                                                                                 Page No.
Glossary of terms...............................................................       ii
Forward-looking statements......................................................        v

                         PART I.  FINANCIAL INFORMATION

Item  1.    Financial statements
            Hawaiian Electric Industries, Inc. and subsidiaries
            ---------------------------------------------------
            Consolidated balance sheets (unaudited) -
              September 30, 2000 and December 31, 1999..........................        1
            Consolidated statements of income (unaudited) -
              three and nine months ended September 30, 2000 and 1999...........        2
            Consolidated statements of retained earnings (unaudited) -
              three and nine months ended September 30, 2000 and 1999...........        3
            Consolidated statements of cash flows (unaudited) -
              nine months ended September 30, 2000 and 1999.....................        4
            Notes to consolidated financial statements (unaudited)..............        5

            Hawaiian Electric Company, Inc. and subsidiaries
            ------------------------------------------------
            Consolidated balance sheets (unaudited) -
              September 30, 2000 and December 31, 1999..........................       11
            Consolidated statements of income (unaudited) -
              three and nine months ended September 30, 2000 and 1999...........       12
            Consolidated statements of retained earnings (unaudited) -
              three and nine months ended September 30, 2000 and 1999...........       12
            Consolidated statements of cash flows (unaudited) -
              nine months ended September 30, 2000 and 1999.....................       13
            Notes to consolidated financial statements (unaudited)..............       14

Item 2.     Management's discussion and analysis of financial condition
              and results of operations.........................................       36

Item 3.     Quantitative and qualitative disclosures about market risk..........       51

                          PART II.  OTHER INFORMATION

Item 1.     Legal proceedings...................................................       52
Item 5.     Other information...................................................       52
Item 6.     Exhibits and reports on Form 8-K....................................       54
Signatures......................................................................       55

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                  Form 10-Q--Quarter ended September 30, 2000

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

Baotou Steel    Baotou Iron & Steel (Group) Co., Ltd.

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

Consumer        Division of Consumer Advocacy, Department of Commerce and
 Advocate         Consumer Affairs of the State of Hawaii

D&O             Decision and order

DLNR            Department of Land and Natural Resources of the State of Hawaii

DOH             Department of Health of the State of Hawaii

DTCC            Dual-train combined-cycle

EAPRC           East Asia Power Resources Corporation

Enserch         Enserch Development Corporation

EPA             Environmental Protection Agency - federal

EPHE            EPHE Philippines Energy Company, Inc.

Terms           Definitions
-----           -----------
FASB            Financial Accounting Standards Board

FDIC            Federal Deposit Insurance Corporation

federal         U.S. Government

FHLB            Federal Home Loan Bank

GAAP            Accounting principles generally accepted in the United States of
                  America

GPA             Guam Power Authority

Hamakua         Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii,
Partners          L.P.

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

IMPC            Inner Mongolia Power Company

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

YB              Young Brothers, Limited, a wholly owned subsidiary of Hawaiian
                  Tug & Barge Corp.which was sold on November 10, 1999

Forward-looking statements

This report and other presentations made by Hawaiian Electric Industries, Inc.
(HEI) and its subsidiaries contains "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and/or include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings/losses or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries, the performance of the industries in which they do business and economic and market factors, among other things. These statements are not guaranties of future performance. Such risks, uncertainties and other important factors could cause actual results to differ materially from those in the forward-looking statements and include, but are not limited to, the following:

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

 . the timing and extent of changes in foreign currency exchange rates, particularly in the Philippines and China;

 . the convertibility and availability of foreign currency, particularly in the Philippines and China;

 . the risks inherent in implementing hedging strategies, including the availability and pricing of forward contracts;

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

                        PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial statements
-----------------------------

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                                       September 30,        December 31,
(in thousands)                                                                             2000                 1999
------------------------------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents................................................................    $  179,653           $  199,906
Accounts receivable and unbilled revenues, net......................................       174,551              154,605
Available-for-sale investment securities............................................       107,955                    -
Held-to-maturity investment and mortgage/asset-backed securities....................     2,193,189            2,159,945
Loans receivable, net...............................................................     3,222,625            3,211,878
Property, plant and equipment, net of accumulated
   depreciation of $1,208,339 and $1,129,078........................................     2,078,306            2,066,195
Regulatory assets...................................................................       116,299              114,759
Other...............................................................................       313,755              276,997
Goodwill and other intangibles......................................................       127,227              106,741
                                                                                        ----------           ----------
                                                                                        $8,513,560           $8,291,026
                                                                                        ==========           ==========

Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable....................................................................    $  129,687           $  117,447
Deposit liabilities.................................................................     3,558,285            3,491,655
Short-term borrowings...............................................................        93,483              151,833
Securities sold under agreements to repurchase......................................       584,652              661,215
Advances from Federal Home Loan Bank................................................     1,308,612            1,189,081
Long-term debt......................................................................     1,080,324              977,529
Deferred income taxes...............................................................       186,000              181,277
Contributions in aid of construction................................................       208,316              206,302
Other...............................................................................       256,073              231,854
                                                                                        ----------           ----------
                                                                                         7,405,432            7,208,193
                                                                                        ----------           ----------

HEI- and HECO-obligated preferred securities of trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed
    and HECO and HECO-guaranteed subordinated debentures............................       200,000              200,000
Preferred stock of subsidiaries - not subject to mandatory redemption...............        34,406               34,406
Minority interests..................................................................           851                  841
                                                                                        ----------           ----------
                                                                                           235,257              235,247
                                                                                        ----------           ----------
Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares; issued:  none..............             -                    -
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 32,792 shares and 32,213 shares................................       680,814              665,335
Retained earnings...................................................................       192,057              182,251
                                                                                        ----------           ----------
                                                                                           872,871              847,586
                                                                                        ----------           ----------
                                                                                        $8,513,560           $8,291,026
                                                                                        ==========           ==========

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

                                                                         Three months ended              Nine months ended
(in thousands, except per share amounts and                                 September 30,                   September 30,
                                                                       -----------------------    ------------------------------
     ratio of earnings to fixed charges)                                  2000          1999             2000            1999
--------------------------------------------------------------------------------------------------------------------------------
Revenues
Electric utility..................................................     $ 337,324     $ 277,283       $  934,574       $  767,346
Savings bank......................................................       114,300       102,624          333,266          304,663
International power...............................................        (5,719)          933           (8,004)           3,257
Other.............................................................           (38)       11,610            1,042           39,119
                                                                       ---------     ---------       ----------       ----------
                                                                         445,867       392,450        1,260,878        1,114,385
                                                                       ---------     ---------       ----------       ----------
Expenses
Electric utility..................................................       284,031       230,811          778,036          635,637
Savings bank......................................................        97,321        87,705          280,782          258,824
International power...............................................         3,038         2,315            9,635            6,751
Other.............................................................           967        15,068            6,587           43,880
                                                                       ---------     ---------       ----------       ----------
                                                                         385,357       335,899        1,075,040          945,092
                                                                       ---------     ---------       ----------       ----------
Operating income (loss)
Electric utility..................................................        53,293        46,472          156,538          131,709
Savings bank......................................................        16,979        14,919           52,484           45,839
International power...............................................        (8,757)       (1,382)         (17,639)          (3,494)
Other.............................................................        (1,005)       (3,458)          (5,545)          (4,761)
                                                                       ---------     ---------       ----------       ----------
                                                                          60,510        56,551          185,838          169,293
                                                                       ---------     ---------       ----------       ----------

Interest expense--other than savings bank.........................       (19,261)      (17,600)         (58,489)         (54,488)
Allowance for borrowed funds used during construction.............           807           716            2,220            1,955
Preferred stock dividends of subsidiaries.........................          (501)         (498)          (1,505)          (1,624)
Preferred securities distributions of trust subsidiaries..........        (4,008)       (4,009)         (12,026)         (12,016)
Allowance for equity funds used during construction...............         1,505         1,176            4,102            3,202
                                                                       ---------     ---------       ----------       ----------
Income before income taxes........................................        39,052        36,336          120,140          106,322
Income taxes......................................................        17,003        14,704           50,019           41,180
                                                                       ---------     ---------       ----------       ----------
Net income........................................................     $  22,049     $  21,632       $   70,121       $   65,142
                                                                       =========     =========       ==========       ==========
Basic earnings per common share...................................     $    0.68     $    0.67       $     2.16       $     2.02
                                                                       =========     =========       ==========       ==========
Diluted earnings per common share.................................     $    0.67     $    0.67       $     2.15       $     2.02
                                                                       =========     =========       ==========       ==========
Dividends per common share........................................     $    0.62     $    0.62       $     1.86       $     1.86
                                                                       =========     =========       ==========       ==========
Weighted-average number of
   common shares outstanding......................................        32,642        32,203           32,438           32,180
     Dilutive effect of stock options and dividend equivalents....           135            91              132               97
                                                                       ---------     ---------       ----------       ----------
Adjusted weighted-average shares..................................        32,777        32,294           32,570           32,277
                                                                       =========     =========       ==========       ==========
Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits...........................                                         1.71             1.78
                                                                                                     ==========       ==========
     Including interest on ASB deposits...........................                                         1.47             1.46
                                                                                                     ==========       ==========

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                    Three months ended             Nine months ended
                                                       September 30,                  September 30,
                                                --------------------------    --------------------------
(in thousands)                                       2000          1999           2000           1999
--------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period.....     $   190,224    $   168,858    $   182,251    $   165,252
Net income.................................          22,049         21,632         70,121         65,142
Common stock dividends.....................         (20,216)       (19,972)       (60,315)       (59,876)
                                                -----------    -----------    -----------    -----------
Retained earnings, end of period...........     $   192,057    $   170,518    $   192,057    $   170,518
                                                ===========    ===========    ===========    ===========

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries

Consolidated statements of cash flows (unaudited)

                                                                                                       Nine months ended
                                                                                                          September 30,
                                                                                                 ------------------------------
(in thousands)                                                                                       2000               1999
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income...................................................................................      $  70,121          $  65,142
Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation of property, plant and equipment..........................................         81,657             81,871
      Other amortization.....................................................................          7,493             11,345
      Provision for loan losses..............................................................          9,400             10,848
      Deferred income taxes..................................................................          4,726             (4,175)
      Allowance for equity funds used during construction....................................         (4,102)            (3,202)
      Changes in assets and liabilities
            Decrease (increase) in accounts receivable and unbilled revenues, net............        (19,946)               914
            Increase in accounts payable.....................................................         12,240             15,145
            Changes in other assets and liabilities..........................................         67,459              1,711
                                                                                                   ---------          ---------
Net cash provided by operating activities....................................................        229,048            179,599
                                                                                                   ---------          ---------

Cash flows from investing activities
Held-to-maturity mortgage/asset-backed securities purchased..................................       (320,102)          (623,942)
Principal repayments on held-to-maturity mortgage/asset-backed securities....................        191,873            470,063
Principal repayments on held-to-maturity investment securities...............................          1,455                  -
Held-to-maturity investment securities purchased.............................................        (56,500)           (54,782)
Principal repayments on held-to-maturity investment securities...............................         43,000             43,000
Loans receivable originated and purchased....................................................       (417,302)          (528,777)
Principal repayments on loans receivable.....................................................        352,050            435,725
Capital expenditures.........................................................................        (92,887)           (88,444)
Acquisition of a Philippines investment......................................................        (87,500)                 -
Other........................................................................................         46,940             19,585
                                                                                                   ---------          ---------
Net cash used in investing activities........................................................       (338,973)          (327,572)
                                                                                                   ---------          ---------
Cash flows from financing activities
Net increase (decrease) in deposit liabilities...............................................         66,630           (306,467)
Net decrease in short-term borrowings with original maturities of three months or less.......        (58,419)           (58,237)
Net increase in retail repurchase agreements.................................................          8,560            167,765
Proceeds from securities sold under agreements to repurchase.................................        460,181            290,000
Repurchase of securities sold under agreements to repurchase.................................       (550,710)          (378,612)
Proceeds from advances from Federal Home Loan Bank...........................................        470,031            684,100
Principal payments on advances from Federal Home Loan Bank...................................       (350,500)          (407,600)
Proceeds from issuance of long-term debt.....................................................        113,150            167,452
Repayment of long-term debt..................................................................        (10,500)           (88,500)
Redemption of electric utility subsidiaries' preferred stock.................................              -            (47,080)
Net proceeds from issuance of common stock...................................................         10,841              3,432
Common stock dividends.......................................................................        (52,278)           (59,876)
Preferred securities distributions of trust subsidiaries.....................................        (12,026)           (12,016)
Other........................................................................................         (5,288)            (9,212)
                                                                                                   ---------          ---------
Net cash provided by (used in) financing activities..........................................         89,672            (54,851)
                                                                                                   ---------          ---------
Net decrease in cash and equivalents.........................................................        (20,253)          (202,824)
Cash and equivalents, beginning of period....................................................        199,906            412,254
                                                                                                   ---------          ---------
Cash and equivalents, end of period..........................................................      $ 179,653          $ 209,430
                                                                                                   =========          =========
See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and 1999
(Unaudited)
--------------------------------------------------------------------------------
(1) Basis of presentation
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 1999 and the consolidated financial statements and the notes thereto in HEI's Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of September 30, 2000 and December 31, 1999, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 2000 presentation.

(2)  Segment financial information
----------------------------------

Segment financial information was as follows:

                                             Electric          Savings          International
($ in thousands)                              utility            bank               Power               Other          Total
-------------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2000
Revenues from external customers*.......       337,312           114,300              (5,779)                34         445,867
Intersegment revenues...................            12                 -                  60                (72)              -
                                           -----------      ------------       -------------        -----------   -------------
    Revenues............................       337,324           114,300              (5,719)               (38)        445,867
                                           ===========      ============       =============        ===========   =============

Income (loss) before income taxes.......        40,955            15,568              (9,184)            (8,287)         39,052
Income taxes (benefit)..................        15,935             5,753                 343             (5,028)         17,003
                                           -----------      ------------       -------------        -----------   -------------
    Net income (loss)...................        25,020             9,815              (9,527)            (3,259)         22,049
                                           ===========      ============       =============        ===========   =============

Nine months ended September 30, 2000
Revenues from external customers........       934,545           333,262              (8,067)             1,138       1,260,878
Intersegment revenues...................            29                 4                  63                (96)              -
                                           -----------      ------------       -------------        -----------   -------------
    Revenues............................       934,574           333,266              (8,004)             1,042       1,260,878
                                           ===========      ============       =============        ===========   =============

Income (loss) before income taxes.......       119,023            48,257             (18,550)           (28,590)        120,140
Income taxes (benefit)..................        46,264            17,825                 692            (14,762)         50,019
                                           -----------      ------------       -------------        -----------   -------------
    Net income (loss)...................        72,759            30,432             (19,242)           (13,828)         70,121
                                           ===========      ============       =============        ===========   =============


Assets**................................     2,331,307         5,981,326             173,164             27,763       8,513,560
                                           ===========      ============       =============        ===========   =============

Three months ended September 30, 1999
Revenues from external customers........       277,274           102,616                 933             11,627         392,450
Intersegment revenues...................             9                 8                   -                (17)              -
                                           -----------      ------------       -------------        -----------   -------------
    Revenues............................       277,283           102,624                 933             11,610         392,450
                                           ===========      ============       =============        ===========   =============

Income (loss) before income taxes.......        33,704            13,569              (1,514)            (9,423)         36,336
Income taxes (benefit)..................        13,389             5,070                 (80)            (3,675)         14,704
                                           -----------      ------------       -------------        -----------   -------------
    Net income (loss)...................        20,315             8,499              (1,434)            (5,748)         21,632
                                           ===========      ============       =============        ===========   =============

Nine months ended September 30, 1999
Revenues from external customers........       767,337           304,640               3,257             39,151       1,114,385
Intersegment revenues...................             9                23                   -                (32)              -
                                           -----------      ------------       -------------        -----------   -------------
    Revenues............................       767,346           304,663               3,257             39,119       1,114,385
                                           ===========      ============       =============        ===========   =============

Income (loss) before income taxes.......        92,740            41,789              (3,808)           (24,399)        106,322
Income taxes (benefit)..................        36,120            15,708                (148)           (10,500)         41,180
                                           -----------      ------------       -------------        -----------   -------------
    Net income (loss)...................        56,620            26,081              (3,660)           (13,899)         65,142
                                           ===========      ============       =============        ===========   =============

Assets**................................     2,292,350         5,753,432              47,712            148,154       8,241,648
                                           ===========      ============       =============        ===========   =============

* "International Power" includes the equity in net losses of EPHE Philippines Energy Company, Inc.

**    At September 30.

Revenues attributed to foreign countries for the periods identified above were not significant.

(3)  Electric utility subsidiary
--------------------------------

For Hawaiian Electric Company, Inc.'s consolidated financial information, including its commitments and contingencies, see pages 11 through 35.

(4)  Savings bank subsidiary
----------------------------

Selected financial information

American Savings Bank, F.S.B. and subsidiaries
Consolidated balance sheet data

                                                                       September 30,        December 31,
(in thousands)                                                             2000                1999
-------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents..............................................       $  171,101             $  192,807
Available-for-sale investment securities..........................          107,955                      -
Held-to-maturity investment securities............................           90,393                186,799
Held-to-maturity mortgage/asset-backed securities.................        2,102,796              1,973,146
Loans receivable, net.............................................        3,222,625              3,211,878
Other.............................................................          185,574                176,836
Goodwill and other intangibles....................................          100,882                106,741
                                                                         ----------             ----------
                                                                         $5,981,326             $5,848,207
                                                                         ==========             ==========
Liabilities and equity
Deposit liabilities...............................................       $3,558,285             $3,491,655
Securities sold under agreements to repurchase....................          584,652                661,215
Advances from Federal Home Loan Bank..............................        1,308,612              1,189,081
Other.............................................................           77,538                 70,239
                                                                         ----------             ----------
                                                                          5,529,087              5,412,190
Minority interests................................................            3,468                  3,300
Preferred stock...................................................           75,113                 75,113
Common stock equity...............................................          373,658                357,604
                                                                         ----------             ----------
                                                                         $5,981,326             $5,848,207
                                                                         ==========             ==========

American Savings Bank, F.S.B. and subsidiaries
Consolidated income statement data

                                                           Three months ended              Nine months ended
                                                              September 30,                  September 30,
                                                         -----------------------       -----------------------
(in thousands)                                             2000           1999           2000           1999
--------------------------------------------------------------------------------------------------------------
Interest income....................................      $108,326        $ 95,402      $314,110       $281,840
Interest expense...................................        61,885          51,592       175,937        153,351
                                                         --------        --------      --------       --------
Net interest income................................        46,441          43,810       138,173        128,489
Provision for loan losses..........................        (3,000)         (4,750)       (9,400)       (10,848)
Other income.......................................         5,974           7,222        19,156         22,823
Operating, administrative and general expenses.....       (32,436)        (31,363)      (95,445)       (94,625)
                                                         --------        --------      --------       --------
Operating income...................................        16,979          14,919        52,484         45,839
Minority interests.................................            58               -           168              -
Income taxes.......................................         5,753           5,070        17,825         15,708
                                                         --------        --------      --------       --------
Income before preferred stock dividends............        11,168           9,849        34,491         30,131
Preferred stock dividends..........................         1,353           1,350         4,059          4,050
                                                         --------        --------      --------       --------
Net income.........................................      $  9,815        $  8,499      $ 30,432       $ 26,081
                                                         ========        ========      ========       ========

In June 2000, the Office of Thrift Supervision (OTS) advised ASB that four debt securities in the original principal amount of $114 million were impermissible investments under regulations applicable to federal savings banks. The securities are trust certificates which are rated Aaa as to principal repayment but are not rated as to interest. In the second quarter of 2000, ASB had reclassified these trust certificates from a "held-to-maturity" status to an "available-for-sale" status in its financial statements and recorded these securities at their estimated fair value. For the nine months ended September 30, 2000, ASB realized a $3.8 million net loss on the writedown of these securities. Interest income on these securities is being recognized on a cash basis. Additional losses could result from the ultimate disposition of these securities, or if there is a further decline in their fair value.

(5)  International power subsidiary
-----------------------------------

China project

In 1998 and 1999, the HEIPC Group acquired what is now a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 megawatt (MW) (net) coal-fired power plant to be located in Inner Mongolia, People's Republic of China. The power plant is being built "inside the fence" for Baotou Iron & Steel (Group) Co., Ltd. (Baotou Steel). The project has received approval from both the National and Inner Mongolia governments. Construction had commenced and the first of the two units had been expected to be online by early 2001, and the second six months later. However, the Inner Mongolia Power Company (IMPC), which owns and operates the electricity grid in Inner Mongolia, has refused to enter into a satisfactory interconnection arrangement with the joint venture. The HEIPC Group does not believe that it is prudent to continue construction without an interconnection arrangement whose terms are consistent with the project as approved by the National and Inner Mongolia governments. Under the Power Purchase Contract between the joint venture and Baotou Steel, it is Baotou Steel's responsibility to secure an interconnection arrangement with IMPC. The HEIPC Group continues to work with Baotou Steel and IMPC to secure a satisfactory interconnection arrangement. If such an arrangement is not obtained, the HEIPC Group intends to withdraw from the project (including the HEIPC Group's commitment to invest up to an additional $86 million toward the project, subject to certain conditions) and seek recovery of its investment of approximately $25 million to date. Management cannot predict the outcome of such efforts, nor estimate its impairment loss, if any, at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Philippines investment

On March 7, 2000, an indirect subsidiary of HEIPC acquired a 50% interest in EPHE Philippines Energy Company, Inc. (EPHE), an indirect subsidiary of El Paso Energy Corporation (EPEC), for $87.5 million plus up to an additional $6 million of payments that are contingent upon future earnings of East Asia Power Resources Corporation (EAPRC). EPHE owns approximately 91.7% of the common shares of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. The HEIPC Group accounts for its investment in EPHE under the equity method of accounting. Revenues for the international power segment for the third quarter and first nine months of 2000 include the equity in net losses of EPHE. The net losses of EPHE do not reflect any U.S. or Philippines tax benefits. The Company consolidates the accounts of the HEIPC Group on a one-month lag due to the time needed to consolidate HEIPC's subsidiaries. At September 30, 2000, the Company's investment in EPHE was $69.7 million and is included in the consolidated balance sheet in "Other" assets and "Goodwill and other intangibles." The decline in carrying value from $87.5 million was due to the equity in net losses, goodwill amortization and a negative $3.5 million foreign currency translation adjustment.

The Company evaluates equity investments when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Due to the net losses incurred in the second and third quarters of 2000 from the investment in EPHE and the changes in the political and economic conditions related to the investment (e.g., devaluation of the Philippine peso and increase in fuel oil prices), management has evaluated the investment for impairment. The Company determines whether an impairment has occurred based on an estimate of undiscounted future cash flows (excluding interest) attributable to the investment, as compared to the carrying value of the investment. As of September 30, 2000, based upon current conditions and assumptions, no writedown of the investment in EPHE is required for financial statement purposes based on the estimated undiscounted future cash flows (excluding interest) attributable to the investment. However, if estimates or circumstances change, it may be necessary for the Company to adjust the carrying value of its investment down to the then estimated fair value and any such adjustment would likely be material.

In connection with and subsequent to the HEIPC Group's investment in EPHE, HEI has guaranteed up to $35 million of existing and potential obligations related to this investment.

(6) Retirement benefits
-----------------------

Change in method of calculating market-related value of retirement benefit plan assets

Since 1993, the Company has determined the market-related value of retirement benefit (pension and other postretirement benefits) plan assets by calculating the difference between the expected return and the actual return on the fair value of the plan assets, then amortizing the difference over future years -- 0% in the first year and 25% in years two to five, and finally subtracting the unamortized differences for the past four years from fair value. For the year 2000 and future years, the method of calculating the market-related value of the plan assets was changed to include a 15% range around the fair value of such assets (i.e., 85% to 115% of fair value). If the market-related value is outside the 15% range, then the amount outside the range will be recognized immediately in the calculation of annual net periodic benefit cost. If the market-related value remains within the 15% range, the Company will continue to amortize the difference over future years using the amortization method previously used. This change in accounting principle is preferable because it results in calculated asset values of the plans that more closely approximate fair value, while still mitigating the effect of annual fair value fluctuations. No range was used in prior years as the market-related value of the plan assets has been within the 15% range at each yearend from 1993 to 1998. Therefore, the cumulative effect of this change is nil. The effect of the change in accounting principle on the first nine months of 2000 was to increase net income approximately $3 million ($0.10 in basic earnings per common share).

Change in discount rate

The Company changed the discount rate used to calculate the net periodic costs of pension and other postretirement benefits from 6.5% at December 31, 1998 to 7.75% at December 31, 1999 based on interest rates prevailing at the time. The effect of the change was to reduce the projected benefit obligation at December 31, 1999 by approximately $110 million and to increase net income by approximately $4 million ($0.13 in basic earnings per common share) for the first nine months of 2000.

(7)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                                                   Nine months ended September 30,
                                                                             -----------------------------------------
(in thousands)                                                                        2000                  1999
----------------------------------------------------------------------------------------------------------------------
Interest (including interest paid by savings bank, but excluding interest
 paid on nonrecourse debt on leveraged leases)..............................      $205,784               $199,198
                                                                             ==================     ==================

Income taxes................................................................      $ 12,214               $ 38,289
                                                                             ==================     ==================

The decrease in income taxes paid for the nine months ended September 30, 2000 compared to the same period in 1999 was primarily due to the change in the timing of recognition of the real estate investment trust taxable income.

Supplemental disclosures of noncash activities

In April 2000, HEI recommenced issuing new common shares under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP). From March 1998 to March 2000, HEI had acquired for cash its common shares in the open market to satisfy the requirements of the HEI DRIP. Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $8.0 million for the nine months ended September 30, 2000.

(8)  Recent accounting pronouncements
-------------------------------------

Derivative instruments and hedging activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The provisions of SFAS No. 133 were amended by SFAS No. 137 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. Management believes the impact of adoption will not be material.

Certain transactions involving stock compensation

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," which clarifies the application of Accounting Principles Board
(APB) Opinion No. 25 for certain issues but does not address any issues related to the application of the fair value method in SFAS No. 123. The Interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted the provisions of the Interpretation on July 1, 2000 with no resulting material impact to the Company's results of operations, financial condition or liquidity.

(9)  Commitments and contingencies
----------------------------------

See note (5), "International power subsidiary," above and note (5), "Commitments and contingencies," in HECO's "Notes to consolidated financial statements."

(10)  Discontinued operations--Malama Pacific Corp. (MPC)
---------------------------------------------------------

On September 14, 1998, the HEI Board of Directors adopted a plan to exit the residential real estate development business (engaged by MPC and its subsidiaries) by September 1999. Accordingly, MPC management commenced a program to sell all of MPC's real estate assets and investments and HEI reported MPC as a discontinued operation in the Company's consolidated statement of income in the third quarter of 1998. In the slow Hawaii real estate market, however, the plan to dispose of MPC's real estate assets and investments is taking longer than expected.

As of September 30, 2000, the remaining net assets of the discontinued residential real estate development operations amounted to $13 million (included in "Other" assets) and consisted primarily of real estate assets, receivables and deferred tax assets, reduced by loans and accounts payable.

(11)  Sale of maritime freight transportation and harbor assist operations
--------------------------------------------------------------------------

In November 1999, HTB sold substantially all of its operating assets and YB for a nominal gain.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                                  September 30,       December 31,
(in thousands, except par value)                                                      2000               1999
-------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land................................................................        $    28,999          $    30,952
   Plant and equipment.................................................          2,925,970            2,851,126
   Less accumulated depreciation.......................................         (1,147,681)          (1,076,373)
   Plant acquisition adjustment, net...................................                419                  458
   Construction in progress............................................            166,937              151,981
                                                                         -----------------      ---------------
         Net utility plant.............................................          1,974,644            1,958,144
                                                                         -----------------      ---------------
Current assets
   Cash and equivalents................................................              3,432                1,966
   Customer accounts receivable, net...................................             80,578               68,768
   Accrued unbilled revenues, net......................................             59,918               53,830
   Other accounts receivable, net......................................              1,642                2,172
   Fuel oil stock, at average cost.....................................             31,135               34,954
   Materials and supplies, at average cost.............................             20,134               20,046
   Prepayments and other...............................................              4,619                4,649
                                                                         -----------------      ---------------
         Total current assets..........................................            201,458              186,385
                                                                         -----------------      ---------------
Other assets
   Regulatory assets...................................................            116,299              114,759
   Other...............................................................             38,906               43,521
                                                                         -----------------      ---------------
         Total other assets............................................            155,205              158,280
                                                                         -----------------      ---------------
                                                                               $ 2,331,307          $ 2,302,809
                                                                         =================      ===============
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares.........................        $    85,387          $    85,387
   Premium on capital stock............................................            295,611              295,510
   Retained earnings...................................................            448,208              425,206
                                                                         -----------------      ---------------
         Common stock equity...........................................            829,206              806,103
   Cumulative preferred stock - not subject to mandatory redemption....             34,293               34,293
   HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed
     debentures........................................................            100,000              100,000
   Long-term debt, net.................................................            659,324              646,029
                                                                         -----------------      ---------------
         Total capitalization..........................................          1,622,823            1,586,425
                                                                         -----------------      ---------------
Current liabilities
   Short-term borrowings from nonaffiliates and affiliate..............             82,303              107,013
   Accounts payable....................................................             54,360               52,116
   Interest and preferred dividends payable............................             17,817                8,160
   Taxes accrued.......................................................             92,279               66,535
   Other...............................................................              9,114               31,485
                                                                         -----------------      ---------------
         Total current liabilities.....................................            255,873              265,309
                                                                         -----------------      ---------------
Deferred credits and other liabilities
   Deferred income taxes...............................................            137,710              131,105
   Unamortized tax credits.............................................             48,033               48,206
   Other...............................................................             58,552               65,462
                                                                         -----------------      ---------------
         Total deferred credits and other liabilities..................            244,295              244,773
                                                                         -----------------      ---------------
Contributions in aid of construction...................................            208,316              206,302
                                                                         -----------------      ---------------
                                                                               $ 2,331,307          $ 2,302,809
                                                                         =================      ===============

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income (unaudited)
                                                                Three months ended                 Nine months ended
(in thousands, except for ratio of earnings                        September 30,                     September 30,
                                                         ------------------------------    ------------------------------
to fixed charges)                                              2000              1999             2000            1999
--------------------------------------------------------------------------------------------------------------------------
Operating revenues....................................        $335,263         $275,925         $930,167         $763,408
                                                         -------------    -------------    -------------    -------------
Operating expenses
Fuel oil..............................................          95,883           58,942          262,130          151,046
Purchased power.......................................          85,092           71,952          225,762          199,581
Other operation.......................................          30,582           35,730           85,787          100,530
Maintenance...........................................          16,156           14,436           42,311           41,324
Depreciation..........................................          24,605           23,322           73,269           70,041
Taxes, other than income taxes........................          31,615           26,039           87,981           72,459
Income taxes..........................................          15,828           13,419           46,222           36,208
                                                         -------------    -------------    -------------    -------------
                                                               299,761          243,840          823,462          671,189
                                                         -------------    -------------    -------------    -------------
Operating income......................................          35,502           32,085          106,705           92,219
                                                         -------------    -------------    -------------    -------------
Other income
Allowance for equity funds used during construction...           1,505            1,176            4,102            3,202
Other, net............................................           1,856              998            3,569            3,370
                                                         -------------    -------------    -------------    -------------
                                                                 3,361            2,174            7,671            6,572
                                                         -------------    -------------    -------------    -------------
Income before interest and other charges..............          38,863           34,259          114,376           98,791
                                                         -------------    -------------    -------------    -------------
Interest and other charges
Interest on long-term debt............................          10,024           10,313           29,876           30,139
Amortization of net bond premium and expense..........             485              436            1,452            1,203
Other interest charges................................           1,725            1,494            5,257            5,414
Allowance for borrowed funds used during construction.            (807)            (716)          (2,220)          (1,955)
Preferred stock dividends of subsidiaries.............             228              229              686              716
Preferred securities distributions of trust
subsidiaries..........................................           1,918            1,919            5,756            5,746
                                                         -------------    -------------    -------------    -------------
                                                                13,573           13,675           40,807           41,263
                                                         -------------    -------------    -------------    -------------
Income before preferred stock dividends of HECO.......          25,290           20,584           73,569           57,528
Preferred stock dividends of HECO.....................             270              269              810              908
                                                         -------------    -------------    -------------    -------------
Net income for common stock...........................        $ 25,020         $ 20,315         $ 72,759         $ 56,620
                                                         =============    =============    =============    =============
Ratio of earnings to fixed charges (SEC method).......                                              3.68             3.07
                                                                                           =============    =============


Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                                Three months ended                 Nine months ended
                                                                   September 30,                    September  30,
                                                         ------------------------------    ------------------------------
(in thousands)                                                    2000             1999             2000             1999
-------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period................        $441,199         $415,944         $425,206         $405,836
Net income for common stock...........................          25,020           20,315           72,759           56,620
Common stock dividends................................         (18,011)         (14,419)         (49,757)         (40,616)
                                                         -------------    -------------    -------------    -------------
Retained earnings, end of period......................        $448,208         $421,840         $448,208         $421,840
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

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows  (unaudited)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                    --------------------------------
(in thousands)                                                                           2000                   1999
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock dividends of HECO............................          $ 73,569              $  57,528
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation of property, plant and equipment........................            73,269                 70,041
      Other amortization...................................................             5,379                  4,718
      Deferred income taxes................................................             6,605                    313
      Tax credits, net.....................................................             1,016                  1,568
      Allowance for equity funds used during construction..................            (4,102)                (3,202)
      Changes in assets and liabilities
           Decrease (increase) in accounts receivable......................           (11,280)                 4,135
           Increase in accrued unbilled revenues...........................            (6,088)                (4,123)
           Decrease (increase) in fuel oil stock...........................             3,819                 (9,793)
           Increase in materials and supplies..............................               (88)                (2,044)
           Increase in regulatory assets...................................            (2,707)                (2,464)
           Increase in accounts payable....................................             2,244                 10,741
           Changes in other assets and liabilities.........................            13,359                 17,546
                                                                                -------------          -------------
Net cash provided by operating activities..................................           154,995                144,964
                                                                                -------------          -------------
Cash flows from investing activities
Capital expenditures.......................................................           (88,955)               (68,714)
Contributions in aid of construction.......................................             6,713                  6,327
Proceeds from sale of assets...............................................                 -                  1,499
Payments on notes receivable...............................................               138                  1,199
                                                                                -------------          -------------
Net cash used in investing activities......................................           (82,104)               (59,689)
                                                                                -------------          -------------
Cash flows from financing activities
Common stock dividends.....................................................           (49,757)               (40,616)
Preferred stock dividends..................................................              (810)                  (908)
Preferred securities distributions of trust subsidiaries...................            (5,756)                (5,746)
Proceeds from issuance of long-term debt...................................            13,150                 73,052
Repayment of long-term debt................................................                 -                (50,000)
Redemption of preferred stock..............................................                 -                (47,080)
Net decrease in short-term borrowings from nonaffiliates and affiliate
   with original maturities of three months or less........................           (24,710)               (36,302)
Other......................................................................            (3,542)                (6,279)
                                                                                -------------          -------------
Net cash used in financing activities......................................           (71,425)              (113,879)
                                                                                -------------          -------------
Net increase (decrease) in cash and equivalents............................             1,466                (28,604)
Cash and equivalents, beginning of period..................................             1,966                 54,783
                                                                                -------------          -------------
Cash and equivalents, end of period........................................          $  3,432              $  26,179
                                                                                =============          =============

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000 and 1999
(Unaudited)
--------------------------------------------------------------------------------

(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 1999 and the consolidated financial statements and the notes thereto in HECO's Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of September 30, 2000 and December 31, 1999, and the results of their operations for the three and nine months ended September 30, 2000 and 1999, and their cash flows for the nine months ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the 2000 presentation.

(2)  Retirement benefits
------------------------

Change in method of calculating market-related value of retirement benefit plan assets

Since 1993, HECO and its subsidiaries have determined the market-related value of retirement benefit (pension and other postretirement benefits) plan assets by calculating the difference between the expected return and the actual return on the fair value of the plan assets, then amortizing the difference over future years -- 0% in the first year and 25% in years two to five, and finally subtracting the unamortized differences for the past four years from fair value. For the year 2000 and future years, the method of calculating the market-related value of the plan assets was changed to include a 15% range around the fair value of such assets (i.e., 85% to 115% of fair value). If the market-related value is outside the 15% range, then the amount outside the range will be recognized immediately in the calculation of annual net periodic benefit cost. If the market-related value remains within the 15% range, HECO and its subsidiaries will continue to amortize the difference over future years using the amortization method previously used. This change in accounting principle is preferable because it results in calculated asset values of the plans that more closely approximate fair value, while still mitigating the effect of annual fair value fluctuations. No range was used in prior years as the market-related value of the plan assets has been within the 15% range at each yearend from 1993 to 1998. Therefore, the cumulative effect of this change is nil. The effect of the change in accounting principle on the first nine months of 2000 was to increase net income approximately $3 million.

Change in discount rate

HECO and its subsidiaries changed the discount rate used to calculate the net periodic costs of pension and other postretirement benefits from 6.5% at December 31, 1998 to 7.75% at December 31, 1999 based on interest rates prevailing at the time. The effect of the change was to reduce the projected benefit obligation at December 31, 1999 by approximately $102 million and to increase net income by approximately $4 million for the first nine months of 2000.

(3) Regulatory assets
---------------------

Regulatory asset related to Barbers Point Tank Farm project costs

In 1989, HECO began planning and engineering for a combined cycle unit addition as a contingency in the event an independent power producer was not able to deliver firm power to HECO as planned. Subsequently, HECO's planning and engineering work expanded from contingency planning to adding new generation. In December 1991, HECO filed an application for the installation of a nominal 200 MW combined cycle power plant located at HECO's Barbers Point Tank Farm. Due to changes in circumstances, the expected timing for HECO's next generating unit was significantly delayed, and HECO withdrew its application in May 1993.

In August 1994, HECO informed the Public Utilities Commission of the State of Hawaii (PUC) that, consistent with past and current company practices, the $5.8 million in accumulated project costs would be allocated primarily to ongoing active capital projects as part of the engineering clearing. The PUC advised HECO to file an application, which it did in February 1995. The Consumer Advocate objected to the accounting treatment proposed by HECO.

To simplify and expedite the proceeding, in September 2000, HECO and the Consumer Advocate reached an agreement on the accounting treatment, subject to PUC approval. Acceptance of the agreement by the parties was without prejudice to any position either of them may take in this or any subsequent proceeding. Under the agreement, $4.5 million of the $5.8 million total project costs will be amortized to operating expense ratably over a five-year period after receiving PUC approval. In September 2000, HECO adjusted the project costs to reflect the agreement with the Consumer Advocate, resulting in an after tax write-off of $0.8 million. The PUC's approval of the agreement has been requested.

Integrated Resource Planning costs

In 1992, the PUC established a framework for Integrated Resource Planning (IRP) and ordered the companies to develop an integrated resource plan in accordance with the IRP framework. The framework also provides that the utilities are entitled to recover appropriate IRP and implementation costs. Each year, the electric utilities submit a budget of the IRP costs for the upcoming year, and request subsequent recovery of the actual costs incurred. Actual IRP costs incurred since 1995 have been recorded as a regulatory asset, and the electric utilities have been awaiting PUC approval for recovery of those costs.

In August 2000, pursuant to a stipulation filed by the electric utilities and the parties in the IRP cost proceedings, the PUC issued an order allowing the electric utilities to begin recovering the 1995 through 1999 IRP costs (over a 12 month period for HECO and a 24 month period for HELCO and MECO), subject to refund with interest, pending the PUC's final decision and order approving recovery of each respective year's IRP costs. On September 1, 2000, the electric utilities began recovering 1995 through 1999 IRP costs through a surcharge on customers bills. As of September 30, 2000, the amount of revenues recorded, subject to refund with interest, amounted to $0.8 million.

(4)  Cash flows
---------------

Supplemental disclosures of cash flow information

Cash paid for interest (net of capitalized amounts) and income taxes was as follows:

                                                            Nine months ended September 30,
                                                           --------------------------------
(in thousands)                                                  2000              1999
-------------------------------------------------------------------------------------------
Interest...................................................       $24,298           $28,786
                                                            =============    ==============

Income taxes...............................................       $20,941           $17,352
                                                            =============    ==============

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $4.1 million and $3.2 million for the nine months ended September 30, 2000 and 1999, respectively.

(5)  Commitments and contingencies
----------------------------------

HELCO power situation

Background. In 1991, Hawaii Electric Light Company, Inc. (HELCO) began planning
----------
to meet increased electric generation demand forecasted for 1994. HELCO's plans were to install at its Keahole power plant two 20 MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) dual-train combined-cycle
(DTCC) unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994.

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

CDUP amendment. On July 10, 1997, the Third Circuit Court of the State of Hawaii
---------------
issued its Amended Findings of Fact, Conclusions of Law, Decision and Order addressing HELCO's appeal of an order of the BLNR, along with other consolidated civil cases relating to HELCO's application for a CDUP amendment. Because the BLNR failed to take valid agency action or render a proper decision within the 180 day statutory deadline (as calculated by the Court), the Court ruled that HELCO was automatically entitled to put its land to the uses requested in its CDUP amendment application pursuant to the default provision of Section 183-41, Hawaii Revised Statutes (HRS). This decision allowed HELCO to use its Keahole property as requested in its application. An amended order to the same effect was issued on August 18, 1997. Final judgments have been entered in all of the consolidated cases. Appeals with respect to the final judgments for certain of the cases have been filed with the Hawaii Supreme Court. Motions filed with the Third Circuit Court to stay the effectiveness of the judgments pending resolution of the appeals were denied in April and July 1998 (in response to a motion for reconsideration). In August 1998, the Hawaii Supreme Court denied nonhearing motions for stay of final judgment pending resolution of the appeals. Management believes that HELCO will ultimately prevail on appeal and that the final judgments of the Third Circuit Court will be upheld.

The final judgment with respect to HELCO's entitlement to automatically put its land to the uses requested in its CDUP amendment application (which is in part 1 of the final judgment, and is referred to as HELCO's "default entitlement") was entered February 11, 1998. The final judgment states that HELCO must comply with the conditions in its application (part 2 of the final judgment), and that the standard conditions in Section 13-2-21 of the Hawaii Administrative Rules (HAR), the rules of the Department of Land and Natural Resources (DLNR), apply to the extent the standard conditions are not incompatible with HRS Section 183-41 (part 3 of the final judgment). On August 17, 1999, certain plaintiffs filed a joint motion to enforce parts 2 and 3 of the final judgment (relating to applicable conditions) and to stay part 1 of the final judgment (the default entitlement) until such time as the applicable conditions were identified and it was determined whether HELCO had or could meet the applicable conditions. At a September 23, 1999 hearing, the Third Circuit Court ruled that the BLNR must issue a written decision by November 30, 1999 on certain issues raised in the administrative petition filed by the Keahole Defense Coalition (KDC) in August 1998, including specific determinations of which conditions are not inconsistent with HELCO's ability to proceed under the default entitlement. At a BLNR meeting on October 22, 1999, the BLNR determined that all 15 standard land use conditions in HAR 13-2-21(a) applied to HELCO's default entitlement and that the conditions in HELCO's pre-existing CDUP and amendments continue to apply with respect to those existing permits. The BLNR specifically did not address at that time the question of HELCO's compliance with each of those conditions. The BLNR issued a written decision on November 19, 1999. Certain plaintiffs filed two motions in the Third Circuit Court attempting to implement their interpretation of the BLNR's ruling. On November 2, 1999, those plaintiffs filed a second joint motion to enforce part 2 and part 3 of the final judgment. In that motion, they alleged that the Keahole project cannot meet the conditions relating to compatibility with the surrounding area and improvement of the existing physical and environmental aspects of the subject area. Furthermore, they claimed that the project would be a prohibited use that cannot be placed in the conservation district, relying on zoning rules implemented by the BLNR in 1994 in furtherance of Act 270, which prohibited fossil fuel fired generating units in the conservation district. However, the Third Circuit Court had earlier ruled that Act 270 does not apply to HELCO's application, which was filed prior to the effective date of Act 270. Plaintiffs asked that HELCO be enjoined from placing further structures and improvements on the Keahole site and be ordered to remove all existing structures and improvements.

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

On June 21, 2000, the same plaintiffs filed a fifth joint motion to enforce judgment, generally restating the claims in the second and fourth motions. On July 7, 2000, Department of Hawaiian Home Lands filed a joinder in that motion and on July 12, 2000 Waimana also filed a joinder. A hearing was held on August 28, 2000. At that hearing, the main issue was how the three-year construction period in the standard land use conditions would be applied to the Keahole project, and there was discussion as to whether the BLNR's August 16, 2000 order (see "BLNR petitions" herein) had addressed that issue and the related issue of whether HELCO was in compliance with that condition. The Court took the matter under advisement. Because discussion at the August 28, 2000 hearing had raised the question of whether KDC and an individual plaintiff had specifically posed certain questions to the BLNR in their February 7, 2000 Request to Nullify, on August 31, 2000 HELCO filed a letter with the BLNR requesting specific rulings on these issues. In response, on September 5, 2000, KDC and the individual plaintiff filed an ex-parte motion to file a memorandum in response to HELCO's letter and filed the memorandum itself, which claimed that HELCO's letter was an improper communication with the Court while a matter was pending decision. On September 6, 2000, the Court granted the ex-parte motion and set a hearing for September 18, 2000. At the hearing, the Court ruled to strike HELCO's letter from the Court record and ruled that, as a matter of law, absent any legal or equitable extension authorized by the BLNR pursuant to legal authority, the three-year construction deadline expired on April 26, 1999. The Court also denied KDC and the individual plaintiff's request for an injunction barring further construction.

HELCO filed a request for extension with BLNR on October 20, 2000. Management believes the extension will be obtained. Because substantially all of the pre-PSD construction has been completed and because HELCO is awaiting the necessary PSD permit before the generating units can be installed, it is not anticipated that the Court's ruling will have any immediate impact on project construction. For other developments regarding these issues, see "BLNR petitions."

On October 27, 2000, KDC and another plaintiff filed a motion requesting the court to impose a stay on any further activities by HELCO pursuant to HELCO's default entitlement until such time as the Hawaii Supreme Court acts on the pending appeals. A hearing is scheduled for December 11, 2000.

PSD permit. In 1997, the EPA approved a revised draft permit and the DOH issued
----------
a final PSD permit for HELCO's DTCC unit. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB) in December 1997.

On November 25, 1998, the EAB issued an Order Denying Review in Part and Remanding in Part. The EAB denied appeals of the permit that were based on challenges to (1) the DOH's use of a netting analysis (with respect to nitrogen oxide (NOx) emissions), (2) the DOH's determination of Best Available Control Technology for control of sulfur dioxide emissions, and (3) certain aspects of the DOH's ambient air and source impact analysis. However, the EAB concluded that the DOH had not adequately responded to comments that had been made during the public comment period that data relating to certain ambient air concentrations were outdated or were measured at unrepresentative locations. The EAB remanded the proceedings and directed the DOH to reopen the permit for the limited purpose of (1) providing an updated air quality impact report incorporating current data on sulfur dioxide and particulate matter ambient concentrations and (2) providing a sufficient explanation of why the carbon monoxide and ozone data used to support the permit are reasonably representative, or performing a new air quality analysis based on data shown to be representative of the air quality in the area to be affected by the project. The EAB directed the DOH to accept and respond to public comments on the DOH's decisions with respect to these issues and ruled that any further appeals of its decision would be limited to the issues addressed on remand. On March 3, 1999, the EAB issued an Order denying motions for reconsideration which had been filed by HELCO, KDC and Kawaihae Cogeneration Partners (KCP). HELCO, working closely with the DOH and EPA, planned its response to the EAB remand and, in January 1999, commenced collection of several months of additional data at a new site. As part of the remand process, the DOH held a public hearing on the draft permit on October 7, 1999, limited to the issues remanded by the EAB. After considering issues raised at the public hearing, the DOH changed its position and required HELCO to complete a full 12 months of data collection at the new site (which collection began in January 1999) and also required that two months of data be collected at a more representative elevation to corroborate the data collected at the new site. This data collection was completed at the end of April 2000 and provided excellent corroboration of the data collected at the new site. HELCO is awaiting issuance of a revised permit by DOH, at which time DOH will open the public comment period and schedule another public hearing. It is anticipated that the hearing will take place in December 2000. As a result of these actions, there have been further delays in HELCO's construction of CT-4 and CT-
5. Although the actual length of the delays is uncertain, management believes CT-4 and CT-5 will be in service in early to mid-2002. HELCO continues to work with the DOH and EPA with the objective of having the final permit reissued in early 2001 and of reaching a final resolution of any appeals to the EAB as expeditiously as possible thereafter. HELCO believes that the PSD permit will eventually be obtained and that installation of CT-4 and CT-5 will begin when the PSD permit is obtained and any EAB appeals from its issuance are resolved.

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

Orders were entered on April 16, 1999 with regard to Count I, May 18, 1999 with regard to Count VI, and June 3, 1999 with regard to Counts II through V. On April 30, 1999, KDC filed a motion to determine prevailing party and to tax attorney fees and costs and a motion for discovery sanctions. After hearing the motion, the Court ruled that Plaintiffs were the prevailing party as to Counts II and V and were entitled to fees and costs with regard to those counts, denied Plaintiffs' motion for fees as the prevailing party with regard to Count VI, denied HELCO's motion for fees as the prevailing party with regard to Count I and granted Plaintiffs' request for discovery sanctions against HELCO for late supplementation of responses to discovery requests. HELCO filed motions to alter or amend the orders regarding attorneys' fees and costs, and orders granting those motions were issued on September 22, 1999. HELCO appealed the amended orders to the Hawaii Supreme Court, which dismissed the appeal on January 20, 2000, on the grounds that the appeal was premature. On September 1, 2000, KDC and others filed a motion in Third Circuit Court to enter partial (nonfinal) judgment based on the September 22, 1999 order. The motion was denied by an order dated September 21, 2000.

HELCO intends to continue to vigorously defend against the claims raised in this case and in related administrative actions.

BLNR petitions. On August 5, 1998, KDC filed with the BLNR a Petition for
---------------
Declaratory Ruling under HRS Section 91-8. The petition alleged that the standard conditions in HAR Section 13-2-21 apply to HELCO's default entitlement to use its Keahole site, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that the DOH issued three separate Notices of Violation (NOVs) to HELCO in 1992 and 1998 for violation of clean air rules, which NOVs are alleged to constitute violations under the existing permits and render such permits null and void. The petition requested that the BLNR commence a contested case on the petition; that the BLNR determine that HELCO has violated the terms of its existing conditional use permits, causing such permits to be null and void; and that the BLNR determine that HELCO has violated the conditions applicable to its default entitlement, such that HELCO should be enjoined from using the Keahole property under such default entitlement. Pursuant to a ruling from the Third Circuit Court that the BLNR decide certain issues raised in this petition by November 30, 1999 (see "CDUP amendment" herein), these issues were discussed at an October 22, 1999 BLNR meeting. The BLNR determined that none of the standard land use conditions were inconsistent with HELCO's ability to proceed under its default entitlement and, therefore, each of the standard land use conditions applied to the expansion. The BLNR did not, at that time, determine whether HELCO has complied with the applicable conditions. The BLNR also determined that specific conditions imposed by the BLNR on HELCO's original CDUP and amendments thereto continue to apply to the existing plant but not to the expansion under the default entitlement. An order to this effect was issued on November 19, 1999.

On February 7, 2000, KDC and an individual plaintiff filed with the BLNR a Request to Nullify "Default Entitlement." In the request, it is alleged that HELCO's default entitlement is void because (1) HELCO cannot satisfy all conditions and laws, (2) HELCO forfeited its default entitlement because it redesigned certain facilities it has already constructed to support existing CT-2 rather than CT-4 and CT-5, and (3) the BLNR should exercise its right-to-repurchase clause in HELCO's land patent. At its hearing on February 25, 2000, the BLNR denied KDC's request. The BLNR stated that it has the power to consider whether conditions have been met and to enforce those conditions if they are not met, but not to enforce conditions in a way which violates either HRS Section 183-41 or the order of the Third Circuit Court which recognized HELCO's ability to proceed with the Keahole project under a default entitlement. As to the third claim, the BLNR authorized the issuance of a land patent with a corrected repurchase provision at its hearing on February 25, 2000, after which time the repurchase issue became moot since HELCO continues to use the land for public utility purposes. (See "KDC declaratory judgment action," relating to Count VI.) A written decision on the February 25, 2000 rulings was issued on August 16, 2000.

Subsequent to the February 25th hearing, an issue was raised administratively as to whether the BLNR should impose condition 15, which would impose a completion deadline on the project of three years following "approval." The issue was included on the agenda for the April 14, 2000 BLNR hearing. However, during the hearing the BLNR passed a motion to remove the item from the agenda. For a discussion of the subsequent decision of the Third Circuit Court on this issue and a discussion of HELCO's request for extension, see "CDUP amendment" above.

IPP complaints filed with the PUC and other IPP information. Three IPPs-KCP,
-----------------------------------------------------------
Enserch Development Corporation (Enserch) and Hilo Coast Power Company (HCPC)- filed separate complaints against HELCO with the PUC in 1993, 1994, and 1997, respectively, alleging that they are entitled to PPAs to provide HELCO with additional capacity. KCP and Enserch each claimed that they would be a substitute for HELCO's planned 56 MW (net) DTCC unit at Keahole. The Enserch and HCPC complaints have been resolved.

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

The current status of the KCP complaint is as follows:

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

On January 16, 1998, HELCO filed with the PUC an application for approval of a PPA for a 60 MW (net) facility and an interconnection agreement with Encogen Hawaii, L.P. (Encogen), an Enserch affiliate, both dated October 22, 1997. The PUC issued a decision and order approving the agreements on July 14, 1999. The decision was amended at HELCO's request on July 21, 1999 and became final and nonappealable on August 23, 1999. Enserch sold its interest in the partnership, now called Hamakua Energy Partners L.P. (Hamakua Partners) in November 1999. The first phase of the project (22 MW) began commercial operation on August 12, 2000 and, according to Hamakua Partners, the remainder of its 60 MW facility is expected to be in-service by December 2000. This PPA was necessary to ensure reliable service to customers on the island of Hawaii and, in the opinion of management, does not supplant the need for CT-4 and CT-5.

In December 1999, the PUC approved an amended and restated PPA between HELCO and HCPC under which HCPC will continue to provide 22 MW of firm capacity. The term of the agreement is for five years (through December 31, 2004) and may continue beyond that time unless either party provides notice of termination to the other party by May 30 in the year of termination. HELCO has the right to terminate the contract as of the end of 2002, 2003 or 2004 for an early termination amount of $0.5 million for each of the remaining years in the five-year term. Like the PPA with Hamakua Partners, this restated and amended PPA with HCPC was necessary to ensure reliable service to customers. However, because the short term of the PPA is intended to ensure reliability until the Keahole project is constructed, in the opinion of management it does not supplant the need for CT-4 and CT-5.

Apollo Energy Corporation (Apollo), which has an existing contract to provide HELCO with as-available windpower through June 29, 2002, filed a petition for hearing with the PUC on April 28, 2000, alleging that it had unsuccessfully attempted for over 75 days to negotiate a new power purchase agreement with HELCO. Apollo had offered to repower its existing 7 MW facility by the end of 2000 and to install additional wind turbines, up to a total of 15 MW, by the end of 2001. The parties agreed to limit to four issues the matters being presented to the PUC for guidance: whether Apollo is entitled to capacity payments; whether Apollo is entitled to a minimum purchase rate; whether certain performance standards should apply; and whether HELCO's proposed dispute resolution provision should apply. A hearing on these issues was held on
October 3-5, 2000, and briefing is to follow.    Because Apollo is an as-
available energy provider, management believes this matter would not affect the need for the Keahole project.

Pre-PSD work and notices of violation. The costs for the CT-4 project (and,
     -------------------------------------
to a lesser extent, the CT-5 project) include the costs of certain facilities that benefit the existing Keahole power plant, but were originally scheduled to be installed at the same time as the new generating units. HELCO proceeded with the construction of the facilities that could be constructed prior to receipt of the PSD permits for CT-4 and CT-5 (pre-PSD facilities) after receipt of the CDUP amendment (as a result of the Third Circuit Court orders). (See "CDUP amendment" herein.)

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

The first increment of new generation to be available to HELCO was added on August 12, 2000 (Hamakua Partners' 22 MW CT). Despite delays in adding new generation, HELCO's mitigation measures (including the extension of power purchases from HCPC) should provide HELCO with sufficient generation reserve margin to cover its projected monthly system peaks with units on scheduled maintenance until additional new generation is added in late 2000 (the remaining 38 MW of Hamakua Partners' 60 MW DTCC unit) and in early to mid-2002 (CT-4 and CT-5), and should provide HELCO with sufficient reserve margin in the event of further delays in adding new generation. As new generation is added, HELCO will retire its older, smaller generating units.

Costs incurred. If it becomes probable that CT-4 and/or CT-5 will not be
--------------
installed, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of September 30, 2000, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units amounted to approximately $81.0 million, including $32.4 million for equipment and material purchases, $27.0 million for planning, engineering, permitting, site development and other costs and $21.6 million for an allowance for funds used during construction (AFUDC). As of September 30, 2000, approximately $23.5 million of the $81.0 million was transferred from construction in progress to plant-in-service as such costs represent completed pre-PSD facilities which relate to the existing units in service as well as to CT-4 and CT-5.

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

Management believes that the issues surrounding the amendment to the land use permit, the air permit, the IPP complaints and related matters will be satisfactorily resolved and will not prevent HELCO from ultimately constructing CT-4 and CT-5. The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of September 30, 2000.

Competition proceeding

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. After a collaborative process involving the 19 parties to the proceeding, final statements of position were prepared by several of the parties and submitted to the PUC in October 1998. HECO's position is that retail competition is not feasible in Hawaii, but that some of the benefits of competition can be achieved through competitive bidding for new generation, performance-based rate-making (PBR) and innovative pricing provisions. The other parties to the proceeding advanced numerous other proposals in their statements of position. The PUC submitted a status report on its investigation to the Legislature. In the report, the PUC stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in the state's electric industry and that it plans to proceed with an examination of the feasibility of competitive bidding. The PUC also plans to review specific policies to encourage renewable energy resources in the power generation mix. The report states that "further steps" by the PUC "will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition."

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

Environmental regulation

In early 1995, the DOH initially advised HECO, Hawaiian Tug & Barge Corp. (HTB), Young Brothers, Limited (YB) and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 and certain of the identified parties (including HECO, Chevron Products Company, the State of Hawaii Department of Transportation Harbors Division and others) formed the Honolulu Harbor Work Group. Effective January 30, 1998, the Work Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions.

In 1999, the Work Group submitted reports to the DOH presenting environmental conditions and recommendations for additional data gathering to allow for an assessment of the need for risk-based corrective action (Conceptual Site Model). The Work Group also engaged a consultant who identified 27 additional potentially responsible parties, including YB. Under the terms of the agreement for the sale of YB, HEI and The Old Oahu Tug Service, Inc. (TOOTS, formerly HTB) have certain indemnity obligations, including obligations with respect to the Honolulu Harbor investigation. Texaco Group, Inc. and Philips Petroleum have joined the Work Group. In response to the DOH's request for technical assistance, the EPA became involved with the harbor investigation in June 2000. In August 2000, the Work Group, the DOH, the EPA and the U.S. Coast Guard met to discuss the Conceptual Site Model, how to proceed and other matters.

The Work Group is working on closing out any remaining obligations under the voluntary agreement, including completing responses to questions raised by the DOH on the Conceptual Site Model, and proposing an interim plan and procedure to respond to petroleum discharges in the Honolulu Harbor area.

Because the process for determining appropriate remedial and cleanup action, if any, is at an early stage, management cannot predict at this time the costs of further site analysis or future remediation and cleanup requirements, nor can it estimate when such costs would be incurred. Certain of the costs incurred may be claimed and covered under insurance policies, but such coverage is not determinable at this time. The Work Group is working on determining a fair method of cost allocation within the group to fund future remediation work that may be required by the DOH or EPA.

(6) HECO-obligated mandatorily redeemable trust preferred securities of
-----------------------------------------------------------------------
    subsidiary trusts holding solely HECO and HECO-guaranteed debentures
------------------------------------------------------------------------

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO's consolidated balance sheets as of September 30, 2000 and December 31, 1999. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

(7) Recent accounting pronouncements
------------------------------------

Derivative instruments and hedging activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 were amended by SFAS No. 137 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. HECO and its subsidiaries will adopt SFAS No. 133, as amended, on January 1, 2001. Management believes the impact of adoption will not be material.

Certain transactions involving stock compensation

In March 2000, the FASB issued FASB Interpretation No. 44, " Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25," which clarifies the application of APB Opinion No. 25 for certain issues but does not address any issues related to the application of the fair value method in SFAS No. 123. The Interpretation clarifies (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. HECO and its subsidiaries adopted the provisions of the Interpretation on July 1, 2000 with no resulting material impact to HECO's consolidated results of operations, financial condition or liquidity.

(8)  Consolidating financial information
----------------------------------------
Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet

                                                                         September 30, 2000
                                         -----------------------------------------------------------------------------------
                                                                                                  Reclassi-
                                                                                                  fications
                                                                                                     and
                                                                               HECO       HECO     Elimina-
                                                                              Capital   Capital     tions         HECO
(in thousands)                              HECO        HELCO       MECO      Trust I   Trust II               Consolidated
----------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Utility plant (including construction
     in progress)......................   $1,942,327  $ 618,687    $ 561,311  $      -  $      -   $       -   $   3,122,325
   Less accumulated depreciation.......     (737,715)  (218,449)    (191,517)        -         -           -      (1,147,681)
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
       Net utility plant...............    1,204,612    400,238      369,794         -         -           -       1,974,644
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
Investment in wholly owned subsidiaries,
     at equity..........................     333,663          -            -         -         -    (333,663)              -
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
Current assets
   Cash and equivalents................            9      2,555          868         -         -           -           3,432
   Advances to affiliates .............       14,800          -       10,500    51,546    51,546    (128,392)              -
   Customer accounts receivable, net ..       54,295     14,579       11,704         -         -           -          80,578
   Accrued unbilled revenues, net......       42,060      9,388        8,470         -         -           -          59,918
   Other accounts receivable, net......        1,600      1,153           (4)        -         -      (1,107)          1,642
   Fuel oil stock, at average cost.....       21,844      3,928        5,363         -         -           -          31,135
   Materials and supplies, at average
     cost..............................        9,488      3,118        7,528         -         -           -          20,134
   Prepayments and other...............        2,973      1,300          346         -         -           -           4,619
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
       Total current assets............      147,069     36,021       44,775    51,546    51,546    (129,499)        201,458
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
Other assets
   Regulatory assets...................       77,703     20,012       18,584         -         -           -         116,299
   Other...............................       25,841      5,481        7,584         -         -           -          38,906
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
       Total other assets..............      103,544     25,493       26,168         -         -           -         155,205
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
                                          $1,788,888  $ 461,752    $ 440,737  $ 51,546  $ 51,546   $(463,162)  $   2,331,307
                                         ============ =========== ========== ========== ========= ============ =============
Capitalization and liabilities
Capitalization
   Common stock equity.................   $  829,206   $163,518     $167,053   $ 1,546   $ 1,546   $(333,663)     $  829,206
   Cumulative preferred stock-not
     subject to mandatory redemption...       22,293      7,000        5,000         -         -           -          34,293
   HECO-obligated mandatorily
     redeemable trust preferred
     securities of subsidiary trusts
     holding solely HECO and HECO-
     guaranteed debentures.............            -          -            -    50,000    50,000           -         100,000
   Long-term debt, net.................      445,257    145,924      171,235         -         -    (103,092)        659,324
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
       Total capitalization............    1,296,756    316,442      343,288    51,546    51,546    (436,755)      1,622,823
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
Current liabilities
   Short-term borrowings from
     nonaffiliates and affiliate.......       92,803     14,800            -         -         -     (25,300)         82,303
   Accounts payable....................       37,766     11,012        5,582         -         -           -          54,360
   Interest and preferred
     dividends payable.................       10,645      3,162        4,154         -         -        (144)         17,817
   Taxes accrued.......................       48,894     20,286       23,099         -         -           -          92,279
   Other...............................        3,858      1,298        4,921         -         -        (963)          9,114
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
       Total current liabilities.......      193,966     50,558       37,756         -         -     (26,407)        255,873
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
Deferred credits and other liabilities
   Deferred income taxes...............      117,878     10,660        9,172         -         -           -         137,710
   Unamortized tax credits.............       28,387      9,201       10,445         -         -           -          48,033
   Other...............................       19,704     23,153       15,695         -         -           -          58,552
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
       Total deferred credits and
            other liabilities..........      165,969     43,014       35,312         -         -           -         244,295
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
Contributions in aid of construction...      132,197     51,738       24,381         -         -           -         208,316
                                         ------------ ----------- ---------- ---------- --------- ------------ -------------
                                          $1,788,888  $ 461,752    $ 440,737  $ 51,546  $ 51,546   $(463,162)  $   2,331,307
                                         ============ =========== ========== ========== ========= ============ =============

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet

                                                                              December 31, 1999
                                             -------------------------------------------------------------------------------------
                                                                                                         Reclassi-
                                                                                                         fications
                                                                                    HECO        HECO        and
                                                                                   Capital    Capital     Elimina-        HECO
(in thousands)                                  HECO        HELCO         MECO     Trust I    Trust II      tions     Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Utility plant (including construction
       in progress)........................  $1,893,318   $ 602,504   $ 538,695    $     -    $      -    $       -   $ 3,034,517
   Less accumulated depreciation...........    (696,045)   (204,578)   (175,750)         -           -            -    (1,076,373)
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
       Net utility plant...................   1,197,273     397,926     362,945          -           -            -     1,958,144
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
Investment in wholly owned subsidiaries,
   at equity...............................     326,646           -           -          -           -     (326,646)            -
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
Current assets
   Cash and equivalents....................       1,039         198         729          -           -            -         1,966
   Advances to affiliates..................      26,200           -       8,400     51,546      51,546     (137,692)            -
   Customer accounts receivable, net.......      46,744      12,155       9,869          -           -            -        68,768
   Accrued unbilled revenues, net..........      37,454       8,924       7,452          -           -            -        53,830
   Other accounts receivable, net..........         186         920         274          -           -          792         2,172
   Fuel oil stock, at average cost.........      24,438       3,610       6,906          -           -            -        34,954
   Materials and supplies, at average cost.       9,096       3,195       7,755          -           -            -        20,046
   Prepayments and other...................       3,076       1,258         315          -           -            -         4,649
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
       Total current assets................     148,233      30,260      41,700     51,546      51,546     (136,900)      186,385
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
Other assets
   Regulatory assets.......................      77,264      20,233      17,262          -           -            -       114,759
   Other...................................      28,955       7,393       7,173          -           -            -        43,521
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
       Total other assets..................     106,219      27,626      24,435          -           -            -       158,280
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
                                             $1,778,371   $ 455,812   $ 429,080    $51,546    $ 51,546    $(463,546)  $ 2,302,809
                                             ==========   =========   =========    =======    ========    =========   ===========

Capitalization and liabilities
Capitalization
   Common stock equity.....................  $  806,103   $ 159,719   $ 163,835    $ 1,546    $  1,546    $(326,646)  $   806,103
   Cumulative preferred stock-not
         subject to mandatory redemption...      22,293       7,000       5,000          -           -            -        34,293
   HECO-obligated mandatorily redeemable
        trust preferred securities of
        subsidiary trusts holding solely
         HECO and HECO-guaranteed
          debentures.......................           -           -           -     50,000      50,000            -       100,000
   Long-term debt, net.....................     432,112     145,810     171,200          -           -     (103,093)      646,029
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
       Total capitalization................   1,260,508     312,529     340,035     51,546      51,546     (429,739)    1,586,425
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
Current liabilities
   Short-term borrowings from
       nonaffiliates and affiliate.........     115,413      26,200           -          -           -      (34,600)      107,013
   Accounts payable........................      36,658       6,977       8,481          -           -            -        52,116
   Interest and preferred dividends
     payable...............................       4,922       1,486       1,910          -           -         (158)        8,160
   Taxes accrued...........................      37,876      13,205      15,454          -           -            -        66,535
   Other...................................      21,721       4,362       4,451          -           -          951        31,485
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
       Total current liabilities...........     216,590      52,230      30,296          -           -      (33,807)      265,309
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
Deferred credits and other liabilities
   Deferred income taxes...................     111,345      10,413       9,347          -           -            -       131,105
   Unamortized tax credits.................      28,270       9,238      10,698          -           -            -        48,206
   Other...................................      29,015      21,712      14,735          -           -            -        65,462
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
       Total deferred credits and
            other liabilities..............     168,630      41,363      34,780          -           -            -       244,773
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
Contributions in aid of construction.......     132,643      49,690      23,969          -           -            -       206,302
                                             ----------   ---------   ---------    -------    --------    ---------   -----------
                                             $1,778,371   $ 455,812   $ 429,080    $51,546    $ 51,546    $(463,546)  $ 2,302,809
                                             ==========   =========   =========    =======    ========    =========   ===========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income

                                                               Three months ended September 30, 2000
                                      ------------------------------------------------------------------------------------------
                                                                                                     Reclassi-
                                                                                                     fications
                                                                             HECO        HECO           and
                                                                            Capital    Capital       Elimina-           HECO
(in thousands)                            HECO       HELCO        MECO      Trust I    Trust II        tions        Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues....................  $235,151   $ 50,240    $ 49,872     $     -    $      -      $      -         $335,263
                                        --------   --------    --------     -------    --------      --------         --------
Operating expenses
Fuel oil..............................    65,316     10,887      19,680           -           -             -           95,883
Purchased power.......................    70,275     12,947       1,870           -           -             -           85,092
Other operation.......................    20,346      4,719       5,517           -           -             -           30,582
Maintenance...........................     9,641      2,691       3,824           -           -             -           16,156
Depreciation..........................    14,910      4,809       4,886           -           -             -           24,605
Taxes, other than income taxes........    22,125      4,791       4,699           -           -             -           31,615
Income taxes..........................    10,304      2,713       2,811           -           -             -           15,828
                                        --------   --------    --------     -------    --------      --------         --------
                                         212,917     43,557      43,287           -           -             -          299,761
                                        --------   --------    --------     -------    --------      --------         --------
Operating income......................    22,234      6,683       6,585           -           -             -           35,502
                                        --------   --------    --------     -------    --------      --------         --------
Other income
Allowance for equity funds used
   during construction................     1,169         92         244           -           -             -            1,505
Equity in earnings of subsidiaries....     8,658          -           -           -           -        (8,658)               -
Other, net............................     1,848        234         265       1,037         941        (2,469)           1,856
                                        --------   --------    --------     -------    --------      --------         --------
                                          11,675        326         509       1,037         941       (11,127)           3,361
                                        --------   --------    --------     -------    --------      --------         --------
Income before interest and other
   charges............................    33,909      7,009       7,094       1,037         941       (11,127)          38,863
                                        --------   --------    --------     -------    --------      --------         --------
Interest and other charges
Interest on long-term debt............     5,833      1,905       2,286           -           -             -           10,024
Amortization of net bond premium
   and expense........................       318         79          88           -           -             -              485
Other interest charges................     3,101        732         361           -           -        (2,469)           1,725
Allowance for borrowed funds used
   during construction................      (633)       (56)       (118)          -           -             -             (807)
Preferred stock dividends of
 subsidiaries.........................         -          -           -           -           -           228              228
Preferred securities distributions
   of trust subsidiaries..............         -          -           -           -           -         1,918            1,918
                                        --------   --------    --------     -------    --------      --------         --------
                                           8,619      2,660       2,617           -           -          (323)          13,573
                                        --------   --------    --------     -------    --------      --------         --------
Income before preferred stock
   dividends of HECO..................    25,290      4,349       4,477       1,037         941       (10,804)          25,290
Preferred stock dividends of HECO.....       270        133          95       1,006         912        (2,146)             270
                                        --------   --------    --------     -------    --------      --------         --------
Net income for common stock...........  $ 25,020   $  4,216    $  4,382     $    31    $     29      $ (8,658)        $ 25,020
                                        ========   ========    ========     =======    ========      ========         ========


Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings

                                                              Three months ended September 30, 2000
                                      ------------------------------------------------------------------------------------------
                                                                                                     Reclassi-
                                                                                                     fications
                                                                             HECO        HECO            and
                                                                           Capital      Capital       Elimina-         HECO
(in thousands)                            HECO        HELCO       MECO     Trust I     Trust II         tions       Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period    $441,199   $62,430    $71,612     $     -    $      -      $(134,042)       $441,199
Net income for common stock...........      25,020     4,216      4,382          31          29         (8,658)         25,020
Common stock dividends................     (18,011)   (3,060)    (3,164)        (31)        (29)         6,284         (18,011)
                                          --------   -------    -------     -------    --------      ---------        --------
Retained earnings, end of period......    $448,208   $63,586    $72,830     $     -    $      -      $(136,416)       $448,208
                                          ========   =======    =======     =======    ========      =========        ========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income

                                                                   Three months ended September 30, 1999
                                      ----------------------------------------------------------------------------------------------
                                                                                                     Reclassi-
                                                                                                     fications
                                                                              HECO        HECO          and
                                                                             Capital    Capital      Elimina-         HECO
(in thousands)                            HECO        HELCO        MECO      Trust I    Trust II       tions       Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Operating revenues....................  $192,920     $41,212     $41,793     $     -     $      -    $       -        $ 275,925
                                        --------     -------     -------     -------     --------    ---------        ---------
Operating expenses
Fuel oil..............................    36,428       9,157      13,357           -            -            -           58,942
Purchased power.......................    63,578       7,064       1,310           -            -            -           71,952
Other operation.......................    24,284       5,911       5,535           -            -            -           35,730
Maintenance...........................     7,727       1,625       5,084           -            -            -           14,436
Depreciation..........................    14,040       4,492       4,790           -            -            -           23,322
Taxes, other than income taxes........    18,223       3,837       3,979           -            -            -           26,039
Income taxes..........................     8,704       2,541       2,174           -            -            -           13,419
                                        --------     -------     -------     -------     --------    ---------         --------
                                         172,984      34,627      36,229           -            -            -          243,840
                                        --------     -------     -------     -------     --------    ---------        ---------
Operating income......................    19,936       6,585       5,564           -            -            -           32,085
                                        --------     -------     -------     -------     --------    ---------        ---------
Other income
Allowance for equity funds used
   during construction................       880         100         196           -            -            -            1,176
Equity in earnings of subsidiaries....     7,421           -           -           -            -       (7,421)               -
Other, net............................       889         266         292       1,037          941       (2,427)             998
                                        --------     -------     -------     -------     --------    ---------        ---------
                                           9,190         366         488       1,037          941       (9,848)           2,174
                                        --------     -------     -------     -------     --------    ---------        ---------
Income before interest and
   other charges......................    29,126       6,951       6,052       1,037          941       (9,848)          34,259
                                        --------     -------     -------     -------     --------    ---------        ---------
Interest and other charges
Interest on long-term debt............     5,776       2,148       2,389           -            -            -           10,313
Amortization of net bond premium
   and expense........................       284          69          83           -            -            -              436
Other interest charges................     3,040         718         163           -            -       (2,427)           1,494
Allowance for borrowed funds used
   during construction................      (558)        (61)        (97)          -            -            -             (716)
Preferred stock dividends of
 subsidiaries.........................         -           -           -           -            -          229              229
Preferred securities distributions
   of trust subsidiaries..............         -           -           -           -            -        1,919            1,919
                                        --------     -------     -------     -------     --------    ---------        ---------
                                           8,542       2,874       2,538           -            -         (279)          13,675
                                        --------     -------     -------     -------     --------    ---------        ---------

Income before preferred stock
   dividends of HECO..................    20,584       4,077       3,514       1,037          941       (9,569)          20,584
Preferred stock dividends of HECO.....       269         133          96       1,007          912       (2,148)             269
                                        --------     -------     -------     -------     --------    ---------        ---------
Net income for common stock...........  $ 20,315     $ 3,944     $ 3,418     $    30     $     29    $  (7,421)       $  20,315
                                        ========     =======     =======     =======     ========    =========        =========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings

                                                                  Three months ended September 30, 1999
                                           ---------------------------------------------------------------------------------------
                                                                                                          Reclassi-
                                                                                                          fications
                                                                                    HECO        HECO         and
                                                                                  Capital      Capital    Elimina-         HECO
(in thousands)                                HECO        HELCO       MECO        Trust I     Trust II      tions      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period....  $415,944     $56,918     $67,455     $     -     $      -    $(124,373)       $415,944
Net income for common stock...............    20,315       3,944       3,418          30           29       (7,421)         20,315
Common stock dividends....................   (14,419)     (1,340)          -         (30)         (29)       1,399         (14,419)
                                            --------     -------     -------     -------     --------    ---------        --------
Retained earnings, end of period..........  $421,840     $59,522     $70,873     $     -     $      -    $(130,395)       $421,840
                                            ========     =======     =======     =======     ========    =========        ========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income

                                                                Nine months ended September 30, 2000
                                      -------------------------------------------------------------------------------------------
                                                                                                      Reclassi-
                                                                                                      fications
                                                                                HECO        HECO         and
                                                                               Capital    Capital     Elimina-          HECO
(in thousands)                            HECO         HELCO        MECO       Trust I    Trust II      tions       Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues....................  $648,225     $141,030     $140,912     $     -    $      -    $       -         $930,167
                                        --------     --------     --------     -------    --------    ---------         --------
Operating expenses
Fuel oil..............................   171,972       35,917       54,241           -           -            -          262,130
Purchased power.......................   191,082       29,647        5,033           -           -            -          225,762
Other operation.......................    57,118       13,669       15,000           -           -            -           85,787
Maintenance...........................    26,726        6,165        9,420           -           -            -           42,311
Depreciation..........................    44,106       14,507       14,656           -           -            -           73,269
Taxes, other than income taxes........    61,257       13,400       13,324           -           -            -           87,981
Income taxes..........................    29,450        7,842        8,930           -           -            -           46,222
                                        --------     --------     --------     -------    --------    ---------         --------
                                         581,711      121,147      120,604           -           -            -          823,462
                                        --------     --------     --------     -------    --------    ---------         --------
Operating income......................    66,514       19,883       20,308           -           -            -          106,705
                                        --------     --------     --------     -------    --------    ---------         --------
Other income
Allowance for equity funds used
   during construction................     3,081          210          811           -           -            -            4,102
Equity in earnings of subsidiaries....    26,345            -            -           -           -      (26,345)               -
Other, net............................     3,640          613          911       3,112       2,822       (7,529)           3,569
                                        --------     --------     --------     -------    --------    ---------         --------
                                          33,066          823        1,722       3,112       2,822      (33,874)           7,671
                                        --------     --------     --------     -------    --------    ---------         --------
Income before interest and
   other charges......................    99,580       20,706       22,030       3,112       2,822      (33,874)         114,376
                                        --------     --------     --------     -------    --------    ---------         --------
Interest and other charges
Interest on long-term debt............    17,318        5,715        6,843           -           -            -           29,876
Amortization of net bond premium
   and expense........................       952          234          266           -           -            -            1,452
Other interest charges................     9,441        2,286        1,059           -           -       (7,529)           5,257
Allowance for borrowed funds used
   during construction................    (1,700)        (126)        (394)          -           -            -           (2,220)
Preferred stock dividends of
 subsidiaries.........................         -            -            -           -           -          686              686
Preferred securities distributions
   of trust subsidiaries..............         -            -            -           -           -        5,756            5,756
                                        --------     --------     --------     -------    --------    ---------         --------
                                          26,011        8,109        7,774           -           -       (1,087)          40,807
                                        --------     --------     --------     -------    --------    ---------         --------
Income before preferred stock
   dividends of HECO..................    73,569       12,597       14,256       3,112       2,822      (32,787)          73,569
Preferred stock dividends of HECO.....       810          400          286       3,019       2,737       (6,442)             810
                                        --------     --------     --------     -------    --------    ---------         --------
Net income for common stock...........  $ 72,759     $ 12,197     $ 13,970     $    93    $     85    $ (26,345)        $ 72,759
                                        ========     ========     ========     =======    ========    =========         ========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings

                                                                    Nine months ended September 30, 2000
                                            ----------------------------------------------------------------------------------------
                                                                                                             Reclassi-
                                                                                                             fications
                                                                                    HECO        HECO            and
                                                                                  Capital      Capital       Elimina-       HECO
(in thousands)                                HECO        HELCO        MECO       Trust I     Trust II         tions    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period....  $425,206     $59,806     $ 69,633     $     -      $      -     $(129,439)     $425,206
Net income for common stock...............    72,759      12,197       13,970          93            85       (26,345)       72,759
Common stock dividends....................   (49,757)     (8,417)     (10,773)        (93)          (85)       19,368       (49,757)
                                            --------     -------     --------     -------      --------     ---------      --------
Retained earnings, end of period..........  $448,208     $63,586     $ 72,830     $     -      $      -     $(136,416)     $448,208
                                            ========     =======     ========     =======      ========     =========      ========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income

                                                                    Nine months ended September 30, 1999
                                      ------------------------------------------------------------------------------------------
                                                                                                      Reclassi-
                                                                                                      fications
                                                                                HECO       HECO          and
                                                                               Capital    Capital      Elimina-         HECO
(in thousands)                            HECO         HELCO        MECO       Trust I    Trust II      tions       Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Operating revenues....................  $532,595     $116,039     $114,774     $     -    $     -     $       -       $763,408
                                        --------     --------     --------     -------    -------     ---------       --------
Operating expenses
Fuel oil..............................    96,247       22,027       32,772           -          -             -        151,046
Purchased power.......................   173,127       21,922        4,532           -          -             -        199,581
Other operation.......................    66,340       18,760       15,430           -          -             -        100,530
Maintenance...........................    22,153        6,820       12,351           -          -             -         41,324
Depreciation..........................    42,212       13,471       14,358           -          -             -         70,041
Taxes, other than income taxes........    50,551       10,974       10,934           -          -             -         72,459
Income taxes..........................    23,936        5,593        6,679           -          -             -         36,208
                                        --------     --------     --------     -------    -------     ---------       --------
                                         474,566       99,567       97,056           -          -             -        671,189
                                        --------     --------     --------     -------    -------     ---------       --------
Operating income......................    58,029       16,472       17,718           -          -             -         92,219
                                        --------     --------     --------     -------    -------     ---------       --------
Other income
Allowance for equity funds used
   during construction................     2,441          255          506           -          -             -          3,202
Equity in earnings of subsidiaries....    19,259            -            -           -          -       (19,259)             -
Other, net............................     3,205          774          593       3,112      2,812        (7,126)         3,370
                                        --------     --------     --------     -------    -------     ---------       --------
                                          24,905        1,029        1,099       3,112      2,812       (26,385)         6,572
                                        --------     --------     --------     -------    -------     ---------       --------
Income before interest and
   other charges......................    82,934       17,501       18,817       3,112      2,812       (26,385)        98,791
                                        --------     --------     --------     -------    -------     ---------       --------
Interest and other charges
Interest on long-term debt............    16,899        6,211        7,029           -          -             -         30,139
Amortization of net bond premium
   and expense........................       786          168          249           -          -             -          1,203
Other interest charges................     9,270        2,228        1,042           -          -        (7,126)         5,414
Allowance for borrowed funds used
   during construction................    (1,549)        (158)        (248)          -          -             -         (1,955)
Preferred stock dividends of                   -            -            -           -          -           716            716
 subsidiaries.........................
Preferred securities distributions
   of trust subsidiaries..............         -            -            -           -          -         5,746          5,746
                                        --------     --------     --------     -------    -------     ---------       --------
                                          25,406        8,449        8,072           -          -          (664)        41,263
                                        --------     --------     --------     -------    -------     ---------       --------
Income before preferred stock
   dividends of HECO..................    57,528        9,052       10,745       3,112      2,812       (25,721)        57,528
Preferred stock dividends of HECO.....       908          400          316       3,019      2,727        (6,462)           908
                                        --------     --------     --------     -------    -------     ---------       --------
Net income for common stock...........  $ 56,620     $  8,652     $ 10,429     $    93    $    85     $ (19,259)      $ 56,620
                                        ========     ========     ========     =======    =======     =========       ========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings

                                                                       Nine months ended September 30, 1999
                                      -------------------------------------------------------------------------------------------
                                                                                                     Reclassi-
                                                                                                     fications
                                                                               HECO        HECO          and
                                                                             Capital      Capital     Elimina-        HECO
(in thousands)                            HECO        HELCO        MECO      Trust I     Trust II       tions     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period  $405,836     $57,210     $62,992     $     -     $      -    $(120,202)     $405,836
Net income for common stock...........    56,620       8,652      10,429          93           85      (19,259)       56,620
Common stock dividends................   (40,616)     (6,340)     (2,548)        (93)         (85)       9,066       (40,616)
                                        --------     -------     -------     -------     --------    ---------      --------
Retained earnings, end of period......  $421,840     $59,522     $70,873     $     -     $      -    $(130,395)     $421,840
                                        ========     =======     =======     =======     ========    =========      ========

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows

                                                                          Nine months ended September 30, 2000
                                           ----------------------------------------------------------------------------------------
                                                                                                          Reclassi-
                                                                                                          fications
                                                                                    HECO       HECO          and
                                                                                  Capital     Capital      Elimina-       HECO
(in thousands)                                 HECO         HELCO       MECO      Trust I    Trust II       tions     Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock
   dividends of HECO.......................  $ 73,569     $ 12,597    $ 14,256    $ 3,112     $ 2,822     $(32,787)     $ 73,569
Adjustments to reconcile income before
 preferred stock dividends of HECO to net
 cash provided by operating activities
      Equity in earnings...................   (26,345)           -           -          -           -       26,345             -
      Common stock dividends received
           from subsidiaries...............    19,368            -           -          -           -      (19,368)            -
      Depreciation of property,
           plant and equipment.............    44,106       14,507      14,656          -           -            -        73,269
      Other amortization...................     3,436          670       1,273          -           -            -         5,379
      Deferred income taxes................     6,532          247        (174)         -           -            -         6,605
      Tax credits, net.....................       933          139         (56)         -           -            -         1,016
      Allowance for equity funds used
           during construction.............    (3,081)        (210)       (811)         -           -            -        (4,102)
      Changes in assets and liabilities
          Increase in accounts receivable..    (8,965)      (2,657)     (1,557)         -           -        1,899       (11,280)
          Increase in accrued unbilled
           revenues........................    (4,606)        (464)     (1,018)         -           -            -        (6,088)
          Decrease (increase) in fuel oil
           stock...........................     2,594         (318)      1,543          -           -            -         3,819
          Decrease (increase) in materials
                and supplies...............      (392)          77         227          -           -            -           (88)
          Increase in regulatory assets....    (1,403)        (174)     (1,130)         -           -            -        (2,707)
          Increase (decrease) in accounts
                payable....................     1,108        4,035      (2,899)         -           -            -         2,244
          Changes in other assets and
           liabilities.....................    (8,752)       8,729       9,525          -           -        3,857        13,359
                                             --------     --------    --------    -------     -------     --------       -------
Net cash provided by operating activities..    98,102       37,178      33,835      3,112       2,822      (20,054)      154,995
                                             --------     --------    --------    -------     -------     --------       -------
Cash flows from investing activities
Capital expenditures.......................   (51,023)     (16,088)    (21,844)         -           -            -       (88,955)
Contributions in aid of construction.......     2,927        2,479       1,307          -           -            -         6,713
Advances to (repayments from) affiliates...    11,400            -      (2,100)         -           -       (9,300)            -
Payments on notes receivable...............         -          138           -          -           -            -           138
                                             --------     --------    --------    -------     -------     --------       -------
Net cash used in investing activities......   (36,696)     (13,471)    (22,637)         -           -       (9,300)      (82,104)
                                             --------     --------    --------    -------     -------     --------       -------
Cash flows from financing activities
Common stock dividends.....................   (49,757)      (8,417)    (10,773)       (93)        (85)      19,368       (49,757)
Preferred stock dividends..................      (810)        (400)       (286)         -           -          686          (810)
Preferred securities distributions
     of trust subsidiaries.................         -            -           -     (3,019)     (2,737)           -        (5,756)
Proceeds from issuance of long-term debt...    13,059           91           -          -           -            -        13,150
Net decrease in short-term borrowings
     from nonaffiliates and affiliate with
     original maturities of three months
      or less..............................   (22,610)     (11,400)          -          -           -        9,300       (24,710)
Other......................................    (2,318)      (1,224)          -          -           -            -        (3,542)
                                             --------     --------    --------    -------     -------     --------       -------
Net cash used in financing activities......   (62,436)     (21,350)    (11,059)    (3,112)     (2,822)      29,354       (71,425)
                                             --------     --------    --------    -------     -------     --------       -------
Net increase (decrease) in
     cash and equivalents..................    (1,030)       2,357         139          -           -            -         1,466
Cash and equivalents, beginning of period..     1,039          198         729          -           -            -         1,966
                                             --------     --------    --------    -------     -------     --------       -------
Cash and equivalents, end of period........  $      9     $  2,555    $    868    $     -     $     -     $      -       $ 3,432
                                             ========     ========    ========    =======     =======     ========       =======

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows

                                                                     Nine months ended September 30, 1999
                                           ----------------------------------------------------------------------------------------
                                                                                                          Reclassi-
                                                                                                          fications
                                                                                   HECO       HECO           and
                                                                                   Capital    Capital      Elimina-       HECO
(in thousands)                                 HECO        HELCO       MECO        Trust I    Trust II      tions      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock
   dividends of HECO.........................  $ 57,528    $  9,052    $ 10,745    $ 3,112    $ 2,812      $ (25,721)     $  57,528
Adjustments to reconcile income before
   preferred stock dividends of HECO to net
   cash provided by operating activities
      Equity in earnings.....................   (19,259)          -           -          -          -         19,259              -
      Common stock dividends received
          from subsidiaries.................      9,066           -           -          -          -         (9,066)             -
      Depreciation of property,
          plant and equipment...............     42,212      13,471      14,358          -          -              -         70,041
      Other amortization.....................     2,235         570       1,913          -          -              -          4,718
      Deferred income taxes..................     1,129        (453)       (363)         -          -              -            313
      Tax credits, net.......................     1,304         318         (54)         -          -              -          1,568
      Allowance for equity funds used
          during construction...............     (2,441)       (255)       (506)         -          -              -         (3,202)
      Changes in assets and liabilities
          Decrease (increase) in
                accounts receivable..........     3,020       1,170      (1,073)         -        178            840          4,135
          Increase in accrued unbilled
           revenues..........................    (2,423)       (718)       (982)         -          -              -         (4,123)
          Increase in fuel oil stock.........    (7,271)       (734)     (1,788)         -          -              -         (9,793)
          Increase in materials and
           supplies..........................    (1,796)       (222)        (26)         -          -              -         (2,044)
          Decrease (increase) in regulatory
               assets........................       707      (1,323)     (1,848)         -          -              -         (2,464)
          Increase in accounts payable.......     6,392         195       4,154          -          -              -         10,741
          Changes in other assets
                and liabilities..............     6,560       1,439       4,819          -       (178)         4,906         17,546
                                               --------    --------    --------    -------    -------      ---------      ---------
Net cash provided by operating activities....    96,963      22,510      29,349      3,112      2,812         (9,782)       144,964
                                               --------    --------    --------    -------    -------      ---------      ---------
Cash flows from investing activities
Capital expenditures.........................   (41,322)    (12,737)    (14,655)         -          -              -        (68,714)
Contributions in aid of construction.........     4,600         757         970          -          -              -          6,327
Advances to (repayments from) affiliates.....     4,400           -      (8,800)         -          -          4,400              -
Proceeds from sale of assets.................     1,499           -           -          -          -              -          1,499
Payments on notes receivable.................         -       1,199           -          -          -              -          1,199
                                               --------    --------    --------    -------    --------     ---------      ---------
Net cash used in investing activities........   (30,823)    (10,781)    (22,485)         -          -          4,400        (59,689)
                                               --------    --------    --------    -------    -------      ---------      ---------
Cash flows from financing activities
Common stock dividends.......................   (40,616)     (6,340)     (2,548)       (93)       (85)         9,066        (40,616)
Preferred stock dividends....................      (908)       (400)       (316)         -          -            716           (908)
Preferred securities distributions
     of trust subsidiaries...................         -           -           -     (3,019)    (2,727)             -         (5,746)
Proceeds from issuance of long-term debt.....    39,313      24,843       8,896          -          -              -         73,052
Repayment of long-term debt..................   (30,000)    (11,000)     (9,000)         -          -              -        (50,000)
Redemption of preferred stock................   (28,600)    (10,000)     (8,480)         -          -              -        (47,080)
Net decrease in short-term borrowings
     from nonaffiliates and affiliate with
     original maturities of three months
      or less................................   (27,502)     (4,400)          -          -          -        (4,400)        (36,302)
Other........................................    (4,768)     (1,267)       (244)         -          -              -         (6,279)
                                               --------    --------    --------    -------    -------      ---------      ---------
Net cash used in financing activities........   (93,081)     (8,564)    (11,692)    (3,112)    (2,812)         5,382       (113,879)
                                               --------    --------    --------    -------    -------      ---------      ---------
Net increase (decrease) in
     cash and equivalents....................   (26,941)      3,165      (4,828)         -          -              -        (28,604)
Cash and equivalents, beginning of period....    29,753      10,024      15,006          -          -              -         54,783
                                               --------    --------    --------    -------    -------      ---------      ---------
Cash and equivalents, end of period..........  $  2,812    $ 13,189    $ 10,178    $     -    $     -      $       -      $  26,179
                                               ========    ========    ========    =======    =======      =========      =========

HECO has not provided separate financial statements and other disclosures concerning HELCO and MECO because management has concluded that such financial statements and other information are not material to holders of the 1997 and 1998 junior deferrable debentures issued by HELCO and MECO which have been fully and unconditionally guaranteed by HECO.

(9)  Reconciliation of electric utility operating income per HEI and HECO
-------------------------------------------------------------------------
consolidated statements of income
---------------------------------

                                                                         Three months ended                  Nine months ended
                                                                            September 30,                      September 30,
                                                                      --------------------------        --------------------------
(in thousands)                                                             2000          1999              2000            1999
----------------------------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated activities
 before income taxes (per HEI consolidated statements of income)..       $ 53,293      $ 46,472         $ 156,538       $ 131,709
Deduct:
 Income taxes on regulated activities.............................        (15,828)      (13,419)          (46,222)        (36,208)
 Revenues from nonregulated activities............................         (2,061)       (1,358)           (4,407)         (3,938)
Add:
 Expenses from nonregulated activities............................             98           390               796             656
                                                                      -----------      --------         ---------       ---------
Operating income from regulated activities after income taxes
 (per HECO consolidated statements of income).....................       $ 35,502      $ 32,085         $ 106,705       $  92,219
                                                                      ===========      ========         =========       =========

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

                             RESULTS OF OPERATIONS
HEI Consolidated
----------------

                                           Three months ended
                                              September 30,
(in thousands, except per                -----------------------          %                    Primary reason(s) for
share amounts)                             2000           1999          change                  Significant change*
---------------------------------------------------------------------------------------------------------------------------------
Revenues...........................      $445,867       $392,450          14  Increases for the electric utility and savings bank
                                                                              segments, partly offset by decreases for the "other"
                                                                              and international power segments

Operating income...................        60,510         56,551           7  Increases for the electric utility, savings bank and
                                                                              "other" segments, partly offset by a decrease for the
                                                                              international power segment

Net income.........................        22,049         21,632           2  Higher operating income and AFUDC, partly offset by
                                                                              higher interest expense due to higher average
                                                                              borrowings resulting from an HEIPC acquisition in
                                                                              March 2000 and higher income taxes due to no tax
                                                                              reductions for losses from foreign operations

Basic earnings
   per common share................      $   0.68       $   0.67           1  See explanation for net income

Weighted-average number of common
 shares outstanding................        32,642         32,203           1  Issuances under the Dividend Reinvestment and Stock
                                                                              Purchase Plan and other plans

                                            Nine months ended
                                               September 30,
(in thousands, except per               -------------------------         %                 Primary reason(s) for
share amounts)                              2000           1999         change                significant change*
------------------------------------------------------------------------------------------------------------------------------------
Revenues...........................     $1,260,878     $1,114,385         13    Increases for the electric utility and savings bank
                                                                                segments, partly offset by decreases for the "other"
                                                                                and international power segments

Operating income...................        185,838        169,293         10    Increases for the electric utility and savings bank
                                                                                segments, partly offset by decreases for the
                                                                                international power and "other" segments

Net income.........................         70,121         65,142          8    Higher operating income and AFUDC, partly offset by
                                                                                higher interest expense due to higher average
                                                                                borrowings resulting from an HEIPC acquisition in
                                                                                March 2000 and higher income taxes due to higher
                                                                                operating income and no tax reductions for losses
                                                                                from foreign operations
Basic earnings
   per common share................     $     2.16     $     2.02          7   See explanation for net income

Weighted-average number of common
 shares outstanding................         32,438         32,180          1   Issuances under the Dividend Reinvestment and Stock
                                                                               Purchase Plan and other plans

*  Also see segment discussions which follow.

Following is a general discussion of the results of operations by business segment.

Electric utility
----------------

                                      Three months ended
(in thousands, except per                September 30,                   %
                                ----------------------------
barrel amounts)                       2000         1999                Change          Primary reason(s) for significant change
-----------------------------------------------------------------------------------------------------------------------------------
Revenues......................      $337,324      $277,283               22        Higher fuel oil and purchased energy prices,
                                                                                   the effects of which are passed on to
                                                                                   customers ($50 million), and 4.1% higher KWH
                                                                                   sales ($8 million)
Expenses
 Fuel oil.....................        95,883        58,942               63        Higher fuel oil prices and more KWHs generated

 Purchased power..............        85,092        71,952               18        Higher fuel prices and more KWHs purchased

 Other........................       103,056        99,917                3        Higher taxes, other than income taxes,
                                                                                   maintenance and depreciation expenses, partly
                                                                                   offset by lower other operation expenses
                                                                                   (including lower retirement benefits expenses)

Operating income..............        53,293        46,472               15        Higher KWH sales and lower other operation
                                                                                   expenses, partly offset by higher taxes,
                                                                                   other than income taxes, maintenance and
                                                                                   depreciation expenses

Net  income...................        25,020        20,315               23        Higher operating income and AFUDC, partially
                                                                                   offset by higher income taxes

Kilowatthour sales (millions).         2,433         2,338                4

Average fuel oil price
   per barrel.................      $  34.42      $  21.69               59

                                       Nine months ended
(in thousands, except per                September 30,
                              ------------------------------------      %
barrel amounts)                       2000              1999          change          Primary reason(s) for significant change
-----------------------------------------------------------------------------------------------------------------------------------

Revenues......................     $934,574           $767,346          22          Higher fuel oil and purchased energy prices,
                                                                                    the effects of which are passed on to
                                                                                    customers ($145 million), 3.1% higher KWH
                                                                                    sales ($20 million) and the recovery of
                                                                                    integrated resource planning costs
Expenses
 Fuel oil.....................      262,130            151,046          74          Higher fuel oil prices and more KWHs generated

 Purchased power..............      225,762            199,581          13          Higher fuel prices and more KWHs purchased

 Other........................      290,144            285,010           2          Higher taxes, other than income taxes,
                                                                                    maintenance and depreciation expenses, partly
                                                                                    offset by lower other operation expense
                                                                                    (including lower retirement benefits expenses)

Operating income..............      156,538            131,709          19          Higher KWH sales and lower other operation
                                                                                    expense, partly offset by higher taxes, other
                                                                                    than income taxes, maintenance and
                                                                                    depreciation expenses

Net  income...................       72,759             56,620          29          Higher operating income and AFUDC, partially
                                                                                    offset by higher income taxes

Kilowatthour sales (millions).        6,902              6,692           3

Average fuel oil price
   per barrel.................     $  32.09           $  18.86          70

Kilowatthour (KWH) sales in the third quarter and first nine months of 2000 increased 4.1% and 3.1%, respectively, from the same periods in 1999, partly due to an increase in the number of customers, warmer weather and an improvement in Hawaii's economy. From December 1999 to September 2000, fuel prices on Oahu have increased approximately 33%, but the typical monthly Oahu residential electricity bill for 600 KWH has increased only 8%. HECO and its subsidiaries pass both increases and decreases in the cost of fuel and purchased energy prices through to their customers via their Energy Cost Adjustment Clauses. In spite of the increase in rates due to higher fuel prices, the electric utilities' KWH sales have increased. Electric utility operating income for the first nine months of 2000 increased 19% from the first nine months of 1999, primarily due to the higher KWH sales and 10% lower other operation and maintenance expenses. Other operation expenses were lower primarily due to a decrease of approximately $9 million in pension and other postretirement benefits expenses partly due to an increase in the discount rate (from 6.50% at December 31, 1998 to 7.75% at December 31, 1999) and a change in the method of determining market-related value of retirement benefit plan assets (see note (2) in HECO's "Notes to consolidated financial statements").

In October 2000, due to flashfloods and lightning storms, HELCO's transmission and distribution facilities and generation power plants were damaged. Uninsured repairs are estimated to amount to $1.5 million.

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

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. In their statement of position (SOP), HECO and its subsidiaries proposed to achieve some of the benefits of competition through proposals for (1) competitive bidding for new generation, (2) performance-based rate-making (which would include an index-based price cap, an earnings sharing mechanism and a benchmark incentive plan) and (3) innovative pricing provisions (including rate restructuring, expanded time-of-use rates, customer migration rates such as standby charges, flexible pricing to encourage economic development and to compete with customer generation options, new service options and two-part rates incorporating real-time pricing). HECO and its subsidiaries suggest in their SOP that these proposals be implemented through PUC approval of applications submitted in a series of separate proceedings to be initiated by HECO, HELCO and MECO. See "Competition proceeding" in note (5) in HECO's "Notes to consolidated financial statements."

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

Recent rate requests

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of September 30, 2000, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.4% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.65% for HELCO (D&O issued on April 2, 1997 and based on a 1996 test year) and 10.94% for MECO (D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaii Electric Light Company, Inc.
-----------------------------------

In October 1999, HELCO filed a request to increase rates by 9.6%, or $15.5 million in annual revenues, based on a 2000 test year, primarily to recover (1) costs relating to the agreement to buy power from the 60 MW plant of Hamakua Energy Partners, L.P. (Hamakua) and (2) depreciation of and a return on additional investments in plant and equipment since the last rate case, including pre-PSD facilities placed in service at the Keahole power plant (see "HELCO power situation--Pre-PSD work and notices of violation" in note (5) of HECO's "Notes to consolidated financial statements").

The Consumer Advocate filed its testimony on May 8, 2000. HELCO filed its rebuttal testimony on June 19, 2000 and continued to justify an increase of at least $15.5 million and a ROACE of 13.25% for the 2000 test year. Hearings were held in August 2000.

To simplify and expedite the rate case proceeding, HELCO and the Consumer Advocate entered into a negotiated settlement agreement, subject to PUC consideration and approval, with respect to certain test year estimates. As part of the settlement agreement, HECO, MECO and HELCO (the electric utilities) agreed to make a prospective change to their accounting treatment of canceled project costs. Historically, the electric utilities classified projects that were not completed as either canceled or abandoned, depending on whether the projects were stopped before (canceled) or after (abandoned) significant costs were incurred for material purchases and/or construction. The parties agreed that effective October 1, 2000, the electric utilities will charge the costs of canceled projects to operating expense, which is similar to and consistent with the treatment for abandoned project costs. An appropriate amount of canceled project costs will be included in revenue requirements in rate case proceedings. Prior to October 1, 2000, the electric utilities allocated the costs of canceled projects to on-going capital projects, operation and maintenance expenses and other accounts through a clearing process. Management believes that this change in accounting procedure will not have a material effect on the electric utilities' results of operations, financial condition or liquidity. The electric utilities may seek PUC approval for different accounting treatments in unusual or special circumstances.

In September 2000, HELCO received an interim D&O from the PUC which authorized a 1.93%, or $3.5 million, increase in annual revenues, effective September 1, 2000 and based on an 11.65% ROACE which was the ROACE authorized in HELCO's previous rate case. The interim D&O granted rate relief for the cost to buy power from Phase I of the Hamakua facility, which is currently in service. HELCO has requested a step increase in rates when Phase II of the Hamakua facility is placed in service in late November 2000, if a final D&O has not been issued by that time. While certain revenue requirement amounts contested by the Consumer Advocate were included in rates approved on an interim basis, others were not. For example, the interim D&O included rates to cover HELCO's calculation of fuel oil expense and its purchase power payments to HCPC, but did not include rates to cover depreciation of and a return on investments in facilities placed in service since the last rate case at the Keahole Power Plant to serve both existing and yet unbuilt generating units. The Consumer Advocate disagreed with HELCO's calculation of fuel oil expense and purchase power payments to HCPC and objected to including the pre-service costs in rates until the new generating units are in service.

The PUC may grant an interim rate increase (subject to refund with interest pending the final outcome of the case) if the PUC believes that the public utility is probably entitled to an increase in its rates. The adoption of revenue, expense, rate base and cost of capital amounts (including the ROACE) for purposes of an interim rate increase does not commit the PUC to accept any such amounts in its final D&O. In determining such interim amounts, the PUC has stated that it must often postpone determinations of reasonableness with respect to contested matters.

The timing of a future HELCO rate increase request, if any, to recover costs relating to adding CT-4 and CT-5 will depend on future circumstances. See "HELCO power situation" in note (5) of HECO's "Notes to consolidated financial statements."

Accounting for the effects of certain types of regulation

In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs of HECO and its subsidiaries based on current cost-based rate-making regulations. Management believes HECO and its subsidiaries' operations currently satisfy the SFAS No. 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations, financial position or liquidity may result. As of September 30, 2000, HECO's consolidated regulatory assets amounted to $116 million.

Savings bank
------------

                               Three months ended
                                 September 30,                        %
                      ----------------------------------------
(in thousands)               2000                1999               change     Primary reason(s) for significant change
---------------------------------------------------------------------------------------------------------------------------
Revenues...............       $114,300          $102,624              11       Higher interest income as a result of
                                                                               higher weighted-average yields on
                                                                               mortgage/asset-backed securities and loan
                                                                               balances and a 6% higher average
                                                                               interest-earning asset balance

Operating income.......         16,979            14,919              14       Higher net interest income, partly offset
                                                                               by the writedown of "available-for-sale"
                                                                               debt securities. See note (4) in HEI's
                                                                               "Notes to consolidated financial
                                                                               statements."

Net income.............          9,815             8,499              15       Higher operating income, partly offset by
                                                                               higher income taxes

Interest rate spread...           3.11%             3.22%             (3)      46 basis points increase in the
                                                                               weighted-average yield on interest-earning
                                                                               assets, more than offset by a 57 basis
                                                                               points increase in the weighted-average
                                                                               rate on interest-bearing liabilities


                               Nine months ended
                                 September 30,                        %
                     ----------------------------------------
(in thousands)               2000              1999                  Change    Primary reason(s) for significant change
--------------------------------------------------------------------------------------------------------------------------
Revenues...............     $333,266          $304,663                  9      Higher interest income as a result of
                                                                               higher weighted-average yields on
                                                                               mortgage/asset-backed securities and loan
                                                                               balances and a 5% higher average
                                                                               interest-earning asset balance

Operating income.......       52,484            45,839                 14      Higher net interest income, partly offset
                                                                               by the writedown of "available-for-sale"
                                                                               debt securities. See note (4) in HEI's
                                                                               "Notes to consolidated financial
                                                                               statements."

Net income.............       30,432            26,081                 17      Higher operating income, partly offset by
                                                                               higher income taxes

Interest rate spread...         3.18%             3.17%                 -      39 basis points increase in the
                                                                               weighted-average yield on interest-earning
                                                                               assets, mostly offset by a 38 basis points
                                                                               increase in the weighted-average rate on
                                                                               interest-bearing liabilities

ASB's interest rate spread--the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities--decreased 3.4% and increased 0.3% for the third quarter and first nine months of 2000, respectively, compared to the same periods in 1999. Comparing the first nine months and the third quarter of 2000 to the same periods in 1999, the weighted-average yields on interest-earning assets increased more than the weighted-average rates on interest-bearing liabilities increased. Impacting the weighted-average yield on interest-earning assets was the recognition of interest income on a cash basis for four debt securities in the principal amount of $114 million. The weighted-average yield on interest-earning assets is calculated by dividing the annualized interest or dividend income by the average interest-earning asset balances. Since the interest on the four debt securities is accounted for on a cash basis, the interest income received on these debt securities is not annualized for the purposes of calculating the weighted-average yields on interest-earning assets. See note (4) in HEI's "Notes to consolidated financial statements."

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. Deposits increased by $67 million in the first nine months of 2000, including $73 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and mortgage/asset-backed securities, and other sources. In recent years, advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase have become more significant sources of funds as the demand for deposits decreased due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's interest rate spread and net interest income.

During the first nine months of 2000, ASB added $9 million to its allowance for loan losses. As of September 30, 2000, ASB's allowance for loan losses was 1.15% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated.

                                                                                  Nine months ended
                                                                                    September 30,
                                                                      -----------------------------------------
(in thousands)                                                              2000                    1999
--------------------------------------------------------------------------------------------------------------
Allowance for loan losses, beginning of period.......................  $     35,348             $   39,779
Additions to provisions for losses...................................         9,400                 10,848
Net charge-offs......................................................        (7,914)                (9,980)
                                                                       ------------             ----------
Allowance for loan losses, end of period.............................  $     36,834             $   40,647
                                                                       ============             ==========

In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB's income taxes. For the first nine months of 2000, ASB and subsidiaries' effective income tax rate was 34%. Although the State of Hawaii has indicated that it may challenge the tax treatment of this reorganization, ASB believes that its tax position is proper.

Regulation

Federal Deposit Insurance Corporation (FDIC) regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2000, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 5.9% (5.0%), a Tier-1 risk-based ratio of 10.3% (6.0%) and a total risk-based ratio of 11.2% (10.0%).

Examination of ASB by the OTS
-----------------------------

ASB is subject to examination by the OTS. In conducting its examinations, the OTS utilizes the Uniform Financial Institutions Rating System (UFIRS), adopted by Thrift Bulletin 69 (TB 69) dated January 10, 1997. The UFIRS rating system utilizes the "CAMELS" criteria for rating financial institutions. The six components in the rating system are: Capital adequacy, Asset quality,
                                     -                 -
Management, Earnings, Liquidity, and Sensitivity to market risk.  The "C" rating
-           -         -              -
assesses whether an institution's capital is adequate in relation to its risk profile, current operations, and future needs. This factor considers the institution's dividend policy and practices and the institution's prompt corrective action rating. The "A" rating evaluates asset quality. The asset quality rating reflects the extent of credit risk associated with the loan and investment portfolios, real estate owned, other assets, and off-balance sheet risks as well as the institution's ability to manage those risks. The "M" rating is a reflection of the performance of the entire management team of the institution, including the board of directors and all levels of management. The rating is an assessment of management's overall effectiveness. The "E" component evaluates whether earnings are sufficient for necessary capital formation. The quality (stability) and composition (source) of earnings are important criteria in this evaluation. The "L" rating measures liquidity in relation to the institution's level of liquid assets, its outside sources of funds, and the adequacy of its funds (or cash flow) management practices. The "S" rating component addresses the degree that changes in interest rates, commodity prices, and equity prices could adversely affect the earnings or economic capital of the institution. The "S" component, while broad in scope, is applied by the financial institution regulators only to the elements of market risk that are relevant to the institution being examined. As applied to ASB, the OTS has in the past and will likely continue in the future to focus the S component inquiry on interest-rate risk. (ASB does not hold inventories of foreign currency, and it does not have material exposure to equity price volatility).

Thrift Bulletin 13a (TB 13a), adopted by the OTS on December 1, 1998, provides guidance on the management of interest rate risks, investment securities and derivatives activities. TB 13a updates the OTS's minimum standards for thrift institutions' interest rate risk management practices with regard to board-approved limits and interest rate risk measurement systems. TB 13a also contains guidance on thrifts' investment and derivative activities by describing the types of analysis institutions should perform prior to purchasing securities or financial derivatives. TB 13a also provides guidelines on the use of certain types of securities and financial derivatives for purposes other than reducing portfolio risk. TB 13a also provides quantitative guidelines for an initial assessment of an institution's level of interest rate risk. Examiners have broad discretion in implementing those guidelines. Finally, TB 13a also provides guidelines concerning the factors examiners consider in assessing the quality of an institution's risk management systems and procedures. These factors include, among others, consideration of various interest-rate sensitivity measures in the context of the institution's regulatory capital position. Examiners will base their conclusions about an institution's level of interest rate risk--the first dimension for determining the "S" component rating--primarily on the interest rate sensitivity of the institution's net portfolio value. The two specific measures of risk that will receive examiners' primary attention are the Interest Rate Sensitivity Measure and the Post-shock Net Present Value (NPV) Ratio. The "Interest Rate Sensitivity Measure" is defined as the magnitude of the decline in an institution's NPV Ratio that occurs as a result of an adverse rate shock of 200 basis points. This measure equals the difference between an institution's Pre-shock NPV Ratio and its Post-shock NPV Ratio and is expressed in basis points. "Post-shock NPV Ratio" is a ratio determined by dividing an institution's NPV by the present value of its assets, where both the numerator and the denominator are measured after a 200 basis point increase or decrease in market interest rates, whichever produces a smaller ratio. In assessing the level of interest rate risk, a high (i.e., risky) Interest Rate Sensitivity Measure, by itself, may not cause supervisory concern when the institution has a strong capital position. Because an institution's risk of failure is linked to capital and, hence, to its ability to absorb adverse economic shocks, an institution with a high level of economic capital (i.e., NPV) may be able to support a high Interest Rate Sensitivity Measure. The Post-shock NPV Ratio is a more comprehensive gauge of risk than the Interest Rate Sensitivity Measure because it incorporates estimates of the current economic value of an institution's portfolio, in addition to the reported capital level and interest rate risk sensitivity.

Management has developed and is implementing an action plan to improve ASB's interest rate risk position. The plan includes obtaining additional capital and making changes to improve the matching of asset and liability durations, such as lengthening the term of costing liabilities and selling a portion of ASB's long-term fixed rate loan production.

The OTS regularly conducts "safety and soundness" examinations of ASB on generally a thirteen-month cycle. In accordance with TB 69, each CAMELS component is examined and given a component rating. An overall CAMELS rating is also given, after taking into account all of the component ratings. An institution, its directors, officers and employees, are prohibited from disclosing in any manner the OTS's report of its safety and soundness examination or the component and overall CAMELS rating thereof to any person or organization not officially connected with the institution as officer, director, employee, attorney, or auditor, except as provided in 12 C.F.R. section 510.5. Independent auditors may be provided access to the report of examination only after providing a written statement that they will not disclose the report or any portion of it.

During 2000, the OTS has conducted CRA, compliance, systems, holding company and safety and soundness examinations of ASB. The most recent OTS safety and soundness examination, covering the period from January 1, 1999, up to and including March 31, 2000, was completed on June 16, 2000 and ASB was not made subject to (and is not subject to) any formal regulatory or administrative direction or supervision such as a "memorandum of understanding" or a "cease and desist" order following that examination.

ASB is undertaking all corrective actions requested by the OTS during the course of its recent examinations and does not expect such corrective actions to have a material adverse effect on its financial condition or results of operations.

Federal Thrift Charter
----------------------

In November 1999, Congress passed the Gramm-Leach-Bliley Act of 1998 (the Act). The Act repeals the Depression-era Glass-Steagall Act so that banks, insurance companies and investment firms can compete directly against each other, thereby allowing "one-stop shopping" for an array of financial services. Although the Act further restricts the creation of so-called "unitary savings and loan holding companies" (i.e., companies such as HEI whose subsidiaries include one or more savings associations and one or more nonfinancial subsidiaries), the unitary savings and loan holding company relationship among HEI, HEIDI and ASB is "grandfathered" under the Act so that HEI and its subsidiaries will be able to continue to engage in their current activities. It is too early to assess the net effect of the Act on ASB's competitive position. On the one hand, the availability of "one-stop shopping" for financial services might increase competitive pressures on ASB. On the other hand, the restriction on the creation of new unitary savings and loan association holding companies may decrease competitive pressure by reducing the incentive to create new thrifts. Under the Act, any proposed acquisition of ASB would have to satisfy applicable statutory and regulatory requirements and potential acquirers of ASB would most likely be limited to companies that are already qualified as, or capable of qualifying as, either a traditional savings and loan association holding company or a bank holding company, or as one of the newly authorized financial holding companies permitted under the Act.

In addition to its effects upon competition, the Act might result in increased costs for ASB. For example, the Act imposes on financial institutions an obligation to protect the security and confidentiality of its customers' nonpublic personal information, and directs, among others, the FDIC and the OTS to establish appropriate standards to protect such information and the use thereof. On June 1, 2000, the FDIC and the OTS, among others, issued joint rules to implement in part the provisions of the Act concerning the disclosure of customers' nonpublic information and have set a required implementation date no later than July 1, 2001. On June 26, 2000, the FDIC and the OTS, among others, issued proposed joint rules concerning administrative, technical and physical safeguards for customer records and information. ASB currently has in place a policy concerning customer privacy and believes that any additional compliance costs would not be significant.

International power
-------------------

                         Three months ended
                            September 30,               %
                   ------------------------------
(in thousands)         2000               1999        change     Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------
Revenues.........      $(5,719)        $   933          NM       Losses from HEIPC's indirect investment in
                                                                 EAPRC

Operating loss...       (8,757)         (1,382)       (534)      Losses from the EAPRC investment and
                                                                 additional expenses related to the investment

                          Nine months ended
                            September 30,                       %
                   -------------------------------------
(in thousands)          2000               1999               change    Primary reason(s) for significant change
--------------------------------------------------------------------------------------------------------------------
Revenues.........      $ (8,004)           $ 3,257             NM       Losses from HEIPC's indirect investment in
                                                                        EAPRC

Operating loss...       (17,639)            (3,494)          (405)      Losses from the EAPRC investment and
                                                                        additional expenses related to the investment

NM Not meaningful.

HEIPC was formed in 1995 and its direct and indirect subsidiaries have been formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific.

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority (GPA), pursuant to which HPG has repaired and is operating and maintaining two oil-fired 25 MW (net) units at Tanguisson, Guam. HPG's total cost to repair the two units was $15 million. In 1999, a mechanical failure of one of the units resulted in additional expenses and lost revenue for HPG of approximately $1 million. In September 2000, HPG recovered this amount from GPA.

The GPA project site is contaminated with oil from spills occurring prior to HPG's assuming operational control. HPG has agreed to manage the operation and maintenance of GPA's waste oil recovery system at the project site consistent with GPA's oil recovery plan as approved by the EPA. GPA, however, has agreed to indemnify and hold HPG harmless from any pre-existing environmental liability.

In 1998 and 1999, the HEIPC Group acquired what is now a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 MW (net) coal-fired power plant to be located inside Baotou Steel's complex in Inner Mongolia, People's Republic of China. The IMPC, which owns and operates the electricity grid in Inner Mongolia, has refused to enter into a satisfactory interconnection arrangement with the joint venture. The HEIPC Group continues to work with Baotou Steel and IMPC to secure a satisfactory interconnection arrangement. See "China project," in note (5) of HEI's "Notes to consolidated financial statements."

In December 1998, the HEIPC Group invested $7.6 million to acquire convertible cumulative nonparticipating 8% preferred shares in Cagayan Electric Power & Light Co., Inc. (CEPALCO), an electric distribution company in the Philippines. In September 1999, the HEIPC Group also acquired 5% of the outstanding CEPALCO common stock for $2.1 million. The acquisitions were strategic moves intended to put the HEIPC Group in a position to participate in the anticipated privatization of the National Power Corporation and growth in the electric distribution business in the Philippines.

On March 7, 2000, an indirect subsidiary of HEIPC acquired a 50% interest in EPHE, which is an indirect subsidiary of El Paso Energy Corporation, for $87.5 million plus up to an additional $6 million of payments that are contingent upon future earnings of EAPRC. EPHE owns approximately 91.7% of the common shares of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. See note (5) in HEI's "Notes to Consolidated Financial Statements."

The HEIPC Group's higher net losses for the third quarter and first nine months of 2000 compared to the same periods in 1999 are primarily attributable to results from the investment in EAPRC and its subsidiaries (the EAPRC

Group). The HEIPC Group accounts for its investment in EPHE under the equity method of accounting. HEI consolidates the accounts of the HEIPC Group on a one-month lag due to the time needed to consolidate HEIPC's subsidiaries. The results for the nine months ended September 30, 2000 thus reflects results of the HEIPC Group's operations for the months of December 1999 and January through August 2000 (including the results of EPHE under the equity method of accounting from March 7, 2000) and the results for the quarter ended September 30, 2000 thus reflects results for the months of June, July and August 2000. The EAPRC Group is exposed to the impact of changes in fuel oil prices and foreign currency fluctuations. Higher fuel oil prices and the weakened value of the Philippine peso were the primary causes of the losses incurred by the EAPRC Group for the third quarter and first nine months of 2000.

The rates charged by the EAPRC Group under its purchase power agreements are generally at a discount to the rates charged by the National Power Corporation, a government owned and controlled corporation of the Philippines. Most of the fluctuation in fuel oil prices is not recovered in rates charged by the EAPRC Group. The EAPRC Group's base price of fuel oil per metric ton for March, April, May, June, July, August and September 2000 was approximately $143, $170, $153, $163, $175, $149 and $171, respectively. To reduce its near-term exposure to higher fuel oil prices, the EAPRC Group has purchased nondeliverable forward contracts for fuel oil at an average price of $155 per metric ton for approximately 80% of its anticipated purchases from August 1 to December 31, 2000 and has purchased call option contracts at $159.75 per metric ton and sold put option contracts at $120 per metric ton for approximately 30% of its anticipated purchases from January 1 to June 30, 2001.

As of September 30, 2000, the EAPRC Group had approximately $200 million in U.S. dollar denominated debt. From March 7, 2000 (acquisition date) to August 31, 2000, the high and low Philippine peso (PhP) exchange rate was PhP40.82 = $1 and PhP45.22 = $1, respectively, an 11% fluctuation. Due to the deterioration of the exchange rate from March 7 to August 31, 2000, as of September 30, 2000 the HEIPC Group incurred a loss of approximately $7 million related to the EAPRC Group's U.S. dollar denominated debt position. The potential immediate pretax loss to the HEIPC Group that would result from a hypothetical 10% devaluation (from PhP51.00 = $1) in the Philippine peso exchange rate based on this position would be approximately $8 million (assuming no hedges are in place). As of November 3, 2000, the exchange rate had further deteriorated to PhP51.00 = $1. To reduce its near-term exposure to devaluation in the Philippine peso exchange rate, the EAPRC Group purchased nondeliverable and deliverable forward contracts and nondeliverable option contracts (collectively the FX Contracts) to cover substantially all of its U.S. dollar denominated debt. The FX Contracts have maturities from October 2000 through January 2001 at rates ranging from PhP47.00 to PhP48.30 = $1.

Based on prevailing and hedged fuel oil prices and trends in currency exchange rates, management expects that the HEIPC Group will incur net losses for the remainder of 2000 and that the net loss of the HEIPC Group for 2000 will cause the Company`s 2000 earnings to be lower than its earnings in 1999. The EAPRC Group continues to evaluate strategies to reduce its exposure to future fuel oil price and foreign currency fluctuations.

As of September 30, 2000, the HEIPC Group has invested in or advanced to overseas power projects approximately $138 million. The success of any project undertaken by the HEIPC Group will be dependent on many factors, including the economic, political, monetary, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by the HEIPC Group will be successfully completed or that the HEIPC Group's investment in any such project will not be lost, in whole or in part.

Other
-----

                          Three months ended
                             September 30,               %
                   ---------------------------------
(in thousands)            2000              1999       change           Primary reason(s) for significant change
------------------------------------------------------------------------------------------------------------------
Revenues.........      $   (38)          $11,610         NM           In November 1999, HTB sold YB and
                                                                      substantially all of its operating assets
                                                                      for a nominal gain. Third quarter 1999
                                                                      includes $12 million of HTB/YB revenues.

Operating loss...       (1,005)           (3,458)       (71)          $2 million estimated loss on HTB's sale of
                                                                      YB and most of its other assets which was
                                                                      recorded in the third quarter of 1999 and
                                                                      reversed in the fourth quarter of 1999, and
                                                                      lower corporate expenses

                            Nine months ended
                               September 30,                %
                   ----------------------------------
(in thousands)             2000              1999         Change         Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------
Revenues.........       $ 1,042           $39,119          (97)        In November 1999, HTB sold YB and
                                                                       substantially all of its operating assets
                                                                       for a nominal gain. The first nine months
                                                                       of 1999 includes $38 million of HTB/YB
                                                                       revenues.

Operating loss...        (5,545)           (4,761)         (16)        No maritime freight transportation and
                                                                       harbor assist operations in the first nine
                                                                       months of 2000

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

In November 1999, HTB sold YB and substantially all of its operating assets for a nominal gain. The maritime freight transportation and harbor assist subsidiaries recorded an operating loss of $0.7 million in the third quarter of 1999 and operating income of $1.5 million in the first nine months of 1999.

Discontinued operations
-----------------------

See note (10) in HEI's "Notes to consolidated financial statements."

Contingencies
-------------

See note (9) and note (5) in HEI's and HECO's respective "Notes to consolidated financial statements" for discussions of contingencies.

Recent accounting pronouncements
--------------------------------

See note (8) and note (7) in HEI's and HECO's respective "Notes to consolidated financial statements."


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

The consolidated capital structure of HEI was as follows:

(in millions)                                             September 30, 2000                   December 31, 1999
---------------------------------------------------------------------------------------------------------------------
Short-term borrowings.............................        $   94                4%            $  152                7%
Long-term debt....................................         1,080               47                978               44
HEI- and HECO-obligated preferred
   securities of trust subsidiaries...............           200                9                200                9
Preferred stock of subsidiaries...................            34                2                 34                2
Minority interests................................             1                -                  1                -
Common stock equity...............................           873               38                848               38
                                                     -----------       ----------        -----------       ----------
                                                          $2,282              100%            $2,213              100%
                                                     ===========       ==========        ===========       ==========

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB are not included in the table above.

For the first nine months of 2000, net cash provided by operating activities of consolidated HEI was $229 million. Net cash used in investing activities was $339 million, largely due to ASB's origination of loans and purchase of mortgage/asset-backed and investment securities, net of repayments, the HEIPC Group's investment in the Philippines and HECO's consolidated capital expenditures. Net cash provided by financing activities was $90 million as a result of several factors, including net increases in deposit liabilities, long-term debt and advances from Federal Home Loan Bank, partly offset by the payment of common stock dividends and trust preferred securities distributions and net decreases in securities sold under agreements to repurchase and short-term borrowings.

Total HEI consolidated financing requirements for 2000 through 2004, including net capital expenditures (which exclude AFUDC and capital expenditures funded by third-party cash contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase) and preferred stock retirements, are estimated to total $1.2 billion. Of this amount, approximately $0.8 billion is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 66% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. Additional debt and equity financing may be required to fund activities not included in the 2000-2004 forecast, such as increases in the amount of or an acceleration of capital expenditures of the electric utilities.

In March 1999, HEI filed a registration statement with the SEC to register $300 million of Medium-Term Notes, Series C (Series C Notes). In April 2000, HEI sold $100 million of its Series C Notes, with $100 million of Series C

Notes remaining available for issuance from time to time. The $100 million of Series C Notes sold have a floating rate of LIBOR plus 105 basis points (adjusted every three months and an initial interest rate of 7.33%) and a maturity date of April 15, 2003. Simultaneous with the sale of the Series C Notes, however, HEI entered into a swap agreement with Bank of America, N.A., which effectively fixes the interest rate on the $100 million of debt at 7.995% until maturity.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

Electric utility

HECO's consolidated capital structure was as follows:

(in millions)                                          September 30, 2000                   December 31, 1999
------------------------------------------------------------------------------------------------------------------
Short-term borrowings.........................          $   82                5%            $  107               6%
Long-term debt................................             659               39                646              38
HECO-obligated preferred securities of trust
 subsidiaries.................................             100                6                100               6
Preferred stock...............................              34                2                 34               2
Common stock equity...........................             829               48                806              48
                                                   -----------       ----------      -------------      ----------
                                                        $1,704              100%            $1,693             100%
                                                   ===========       ==========      =============      ==========

Operating activities provided $155 million in net cash during the first nine months of 2000. Investing activities used net cash of $82 million, primarily for capital expenditures. Financing activities used net cash of $71 million, including $56 million for the payment of common and preferred dividends and preferred securities distributions and $25 million for the net repayment of short-term borrowings, partially offset by a $13 million net increase in long-term debt.

The electric utilities' consolidated financing requirements for 2000 through 2004, including net capital expenditures and long-term debt retirements, are estimated to total $595 million. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are expected to provide cash in excess of the consolidated financing requirements and may also be used to repay short-term borrowings. As of September 30, 2000, $30 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds issued for the benefit of HECO, MECO and HELCO remain undrawn. Also as of September 30, 2000, an additional $65 million of special purpose revenue bonds remains authorized by the Hawaii Legislature for issuance for the benefit of HECO and HELCO prior to the end of 2003. The equity requirements of HECO and its subsidiaries over the five-year period will likely be met by retained earnings. The PUC must approve issuances, if any, of long-term debt and equity securities by HECO, HELCO and MECO.

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

Savings bank

                                                              September 30,       December 31,         %
(in millions)                                                     2000                1999           change
--------------------------------------------------------------------------------------------------------------
Total assets..........................................             $5,981             $5,848            2
Available-for-sale investment securities..............                108                  -           NM
Held-to-maturity investment and
    mortgage/asset-backed securities..................              2,193              2,160            2
Loans receivable, net.................................              3,223              3,212            -
Deposit liabilities...................................              3,558              3,492            2
Securities sold under agreements to repurchase........                585                661          (11)
Advances from Federal Home Loan Bank..................              1,309              1,189           10

NM Not meaningful.

As of September 30, 2000, ASB was the third largest financial institution in Hawaii based on total assets of $6.0 billion and deposits of $3.6 billion.

For the first nine months of 2000, net cash provided by ASB's operating activities was $61 million. Net cash used in ASB's investing activities was $168 million, due largely to the origination of loans and purchase of mortgage/asset-backed and investment securities, net of repayments. Net cash provided by financing activities was $85 million largely due to net increases of $67 million in deposit liabilities and $120 million in advances in Federal Home Loan Bank, partly offset by a net decrease of $91 million in securities sold under agreements to repurchase and $19 million in common and preferred stock dividends.

Minimum liquidity levels are currently governed by the regulations adopted by the OTS. ASB was in compliance with OTS liquidity requirements as of September 30, 2000.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of September 30, 2000, ASB was in compliance with the OTS minimum capital requirements (noted in parentheses) with a tangible capital ratio of 5.9% (1.5%), a core capital ratio of 5.9% (4.0%) and a risk-based capital ratio of 11.2% (8.0%).

Item 3. Quantitative and qualitative disclosures about market risk
------------------------------------------------------------------

The Company considers interest rate risk to be a very significant market risk as it could potentially have a significant effect on the Company's financial condition and results of operations. In April 2000, HEI utilized an interest-rate swap to manage a portion of its interest rate risk. See description in Item 2, "Financial condition - Liquidity and capital resources," above. The Company is also exposed to commodity price risk and foreign currency exchange rate risk primarily due to its indirect equity investment in EAPRC. See discussion in Item 2 above. For additional quantitative and qualitative information about the Company's market risks, see pages 40 to 43 of HEI's 1999 Annual Report to Stockholders.

U.S. Treasury yields at September 30, 2000 and December 31, 1999 were as follows:


                       September 30, 2000            December 31, 1999
                       ------------------            -----------------
     3 month                  6.20%                         5.31%
     1 year                   6.08                          5.96
     5 year                   5.84                          6.34
     10 year                  5.80                          6.44
     30 year                  5.88                          6.48

The 3 month U.S. Treasury yield increased 89 basis points and the 30 year yield decreased 60 basis points from December 31, 1999 to September 30, 2000. Management believes that with the current inverted yield curve there was an unfavorable, but immaterial, change between December 31, 1999 and September 30, 2000 in the Company's estimated fair values of its interest-sensitive assets, liabilities and off-balance sheet items.

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

Item 5.  Other information
--------------------------

A.   Collective bargaining agreements

In August 2000, HECO, MECO and HELCO employees represented by the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, ratified new collective bargaining agreements covering approximately 62% of the employees of HECO, MECO and HELCO. The new collective bargaining agreements (including benefit agreements) cover a three-year period from November 1, 2000 through October 31, 2003. The main provisions of the agreements include noncompounded wage increases of 2.25% effective November 1, 2000, 2.5% effective November 1, 2001 and 2.5% effective November 1, 2002. The agreements also included increased employee contributions to medical premiums.

B.   EPA inspections at HECO's Waiau and Honolulu generating stations

In September 1999, the EPA conducted unannounced National Pollutant Discharge Elimination System permit compliance inspections at HECO's Waiau and Honolulu generating stations. The resulting compliance inspection report issued by the EPA on December 22, 1999 cited procedural deficiencies in HECO's self-monitoring program. HECO submitted a response to the EPA's findings on January 27, 2000 and HECO has addressed the cited deficiencies. In September 2000, HECO and the EPA signed consent agreements under which HECO will be required to pay $200,000 in penalties. The consent agreements are subject to public comments and final EPA approval.

C.   Amended notice of property tax assessment for HELCO

In December 1999, the County Council of Hawaii County amended its ordinances to rescind the exemption from real property taxes for utility companies. The utilities currently pay a Public Service Company (PSC) tax that, by state statutory language, is partly in lieu of real property taxes. In March 2000, the Department of Finance, Real Property Division of the County of Hawaii, sent HELCO a notice of property assessment showing total real property taxes owed of approximately $0.2 million for the fiscal year July 2000 to June 2001 and, in April 2000, the Department sent HELCO an amended notice of property assessment showing total real property taxes owed of approximately $3.9 million. HELCO appealed both the March and April 2000 notices of property assessment. HELCO filed a motion for summary judgment to have the April 2000 amended notice of property assessment held unlawful, invalid and unenforceable on the grounds of denial of an exemption to which taxpayer HELCO is entitled;

unconstitutionality and illegality, including overassessment; improper methodology and other procedural grounds. On July 10, 2000, the Hawaii Tax Court of Appeals ruled in HELCO's favor and granted the motion for summary judgment.

On August 10, 2000, HELCO paid its PSC tax monthly installment under protest and filed a complaint against the State in Tax Appeal Court. On August 20, 2000, HELCO paid its first semi-annual real property tax installment on the March assessment under protest, consistent with the real property tax appeal filed in Tax Appeal court.

The Tax Appeal Court has facilitated settlement discussions among the utilities, the County of Hawaii and the State. Discussions have expanded to include the other counties as well. In these settlement discussions, the parties are discussing a resolution which would involve dividing the PSC tax revenues between the State and the Counties. Details of the tentative settlement are still being negotiated.

On September 20, 2000, the Hawaii County Council passed Bill 276, Draft 3, which attempts to validate the methodology used in the April amended assessment and would allow the County to use the values in the annual financial reports submitted to the PUC, effective January 1, 2001. However, the ordinance provides that the County will not impose this methodology if enabling legislation is passed, which is consistent with the preliminary settlement discussions described above.

D.    Ratio of earnings to fixed charges

HEI and subsidiaries

  Ratio of earnings to fixed charges excluding interest on ASB deposits

      Nine months                             Years ended December 31,
                          --------------------------------------------------------------------
         ended
  September 30, 2000        1999           1998           1997          1996          1995
-----------------------   -----------    ----------     ---------    ----------    -----------
         1.71                    1.80          1.85          1.89          1.93           2.02
=======================   ===========    ==========     =========    ==========    ===========

  Ratio of earnings to fixed charges including interest on ASB deposits

      Nine months                                          Years ended December 31,
                          --------------------------------------------------------------------
         Ended
  September 30, 2000         1999           1998          1997          1996          1995
-----------------------   -----------    ----------     ---------    ----------    -----------
         1.47                    1.48          1.47          1.58          1.56           1.60
=======================   ===========    ==========     =========    ==========    ===========

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

HECO and subsidiaries

  Ratio of earnings to fixed charges

      Nine months                               Years ended December 31,
                          --------------------------------------------------------------------
         Ended
  September 30, 2000         1999           1998          1997          1996          1995
-----------------------   -----------    ----------     ---------    ----------    -----------
         3.68                    3.09          3.33          3.26          3.58           3.46
=======================   ===========    ==========     =========    ==========    ===========

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

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

(a)  Exhibits

HECO           Amendment No. 4 to Power Purchase Agreement between HECO and
Exhibit 10.1   Kalaeloa Partners, L.P., dated October 1, 1999

HECO           Termination Notice dated December 27, 1999 for Amended and
Exhibit 10.2   Restated Power Purchase Agreement by and between A&B Hawaii,
               Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended

HEI            Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1   Computation of ratio of earnings to fixed charges, nine months ended September 30, 2000 and 1999

HECO           Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2   Computation of ratio of earnings to fixed charges, nine months ended September 30, 2000 and 1999

HEI            Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 27.1   Financial Data Schedule
               September 30, 2000 and nine months ended September 30, 2000

HECO           Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 27.2   Financial Data Schedule
               September 30, 2000 and nine months ended September 30, 2000

HEI            First Amendment to Trust Agreement, made and entered into
Exhibit 99.1   August 1, 2000, between Fidelity Management Trust Company and HEI for the Hawaiian Electric Industries Retirement Savings Plan for incorporation by reference in the Registration Statement on Forms
               S-8 (Regis. No. 333-02103)

HEI            Second Amendment to Trust Agreement, made and entered into
Exhibit 99.2   November 1, 2000, between Fidelity Management Trust Company and
               HEI for the Hawaiian Electric Industries Retirement Savings Plan for incorporation by reference in the Registration Statement on Forms S-8 (Regis. No. 333-02103)

(b)  Reports on Form 8-K

Subsequent to June 30, 2000, HEI and/or HECO filed Current Reports, Forms 8-K and/or 8-K/A, with the SEC as follows:

Dated                  Registrant/s                                Items reported
-------------------------------------------------------------------------------------------------------------
July 14, 2000         HEI              Item 5. HEI's July 13, 2000 news release - "HEI's International
(Form 8-K)                             Operation Estimates Second Quarter Net Loss," "International Power -
                                       Philippines Investment" and "Savings Bank."

July 24, 2000         HEI/HECO         Item 5. HEI's July 24, 2000 news release "HEI Reports Second Quarter
(Form 8-K)                             2000 Earnings" and other information.

July 24, 2000         HEI/HECO         Item 5. HEI's July 24, 2000 news release "HEI Reports Second Quarter
(Form 8-K/A)                           2000 Earnings" and other information.

September 1, 2000     HEI/HECO         Item 5. Interim decision and order for HELCO.
(Form 8-K)

October 25, 2000      HEI/HECO         Item 5. HEI's October 25, 2000 news release "HEI Reports Third
(Form 8-K)                             Quarter 2000 Earnings" and other information.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.            HAWAIIAN ELECTRIC COMPANY, INC.
                            (Registrant)                            (Registrant)


By /s/ Robert F. Mougeot                      By /s/ Paul Oyer
  ---------------------------                   --------------------------------
  Robert F. Mougeot                             Paul A. Oyer
  Financial Vice President and                  Financial Vice President and
   Chief Financial Officer                       Treasurer
  (Principal Financial Officer of HEI)          (Principal Financial Officer of
                                                 HECO)

Date: November 8, 2000                        Date: November 8, 2000