Form 10-K405
period 2000-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2001-03-23
CIK 354707, 46207

================================================================================

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                     FORM 10-K

             |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 2000
                                       OR
             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

Commission        Registrant; State of Incorporation;                            I.R.S. Employer
File Number       Address; and Telephone Number                                  Identification No.
 ---------------  ------------------------------------------------------------   ----------------------
1-8503            HAWAIIAN ELECTRIC INDUSTRIES, INC. (A Hawaii Corporation)      99-0208097
                  900 Richards Street, Honolulu, Hawaii 96813
                  Telephone (808) 543-5662
1-4955            HAWAIIAN ELECTRIC COMPANY, INC. (A Hawaii Corporation)         99-0040500
                  900 Richards Street, Honolulu, Hawaii 96813
                  Telephone (808) 543-7771

Securities registered pursuant to Section 12(b) of the Act:

                                                                                           Name of each exchange
Registrant                           Title of each class                                  on which registered
------------------------------------ ---------------------------------------------------  -------------------------
Hawaiian Electric Industries, Inc.   Common Stock, Without Par Value                      New York Stock Exchange
Hawaiian Electric Industries, Inc.   Guarantee with respect to 8.36% Trust Originated     New York Stock Exchange
                                        Preferred Securities (SM) (TOPrS (SM))
Hawaiian Electric Industries, Inc.   Preferred Stock Purchase Rights                      New York Stock Exchange
Hawaiian Electric Company, Inc.      Guarantee with respect to 8.05% Cumulative           New York Stock Exchange
                                        Quarterly Income Preferred Securities
                                        Series 1997 (QUIPSSM)
Hawaiian Electric Company, Inc.      Guarantee with respect to 7.30% Cumulative           New York Stock Exchange
                                        Quarterly Income Preferred Securities
                                        Series 1998 (QUIPS(SM))

Securities registered pursuant to Section 12(g) of the Act:

Registrant                                           Title of each class
----------------------------------------------       ---------------------------
Hawaiian Electric Industries, Inc.                   None
Hawaiian Electric Company, Inc.                      Cumulative Preferred Stock

================================================================================

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

================================================================================

================================================================================

                                                    Aggregate market value of                           Number of shares of
                                                    the voting stock held by                               common stock
                                                      nonaffiliates of the                              outstanding of the
                                                        registrants on                                     registrants on
                                                        March 12, 2001                                     March 12, 2001
                                             ----------------------------------                 -----------------------------------

Hawaiian Electric Industries, Inc.                        $1,213,930,000                                   33,349,720
                                                                                                       (Without par value)

Hawaiian Electric Company, Inc.                                na                                          12,805,843
                                                                                                       ($6 2/3 par value)
====================================================================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                                          Part of
                                                                                          Form 10-K
                                                                                       into which the
                                                                                         document is
                              Document                                                  incorporated
-----------------------------------------------------------------------------------------------------------
Annual Reports to Stockholder(s) of the following registrants for the fiscal year ended December 31, 2000:

        Hawaiian Electric Industries, Inc. .....................................   Parts I, II, III and IV

        Hawaiian Electric Company, Inc.
           (except for pages 1, 43 and 45)......................................   Parts I, II, III and IV

Portions of Proxy Statement of Hawaiian Electric Industries, Inc.,
  dated March 14, 2001, for the Annual Meeting of Stockholders .................          Part III

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

================================================================================

                                TABLE OF CONTENTS

                                                                                                                   Page
                                                                                                                   ----

Glossary of Terms ...................................................................................................ii
Forward-Looking Information..........................................................................................vi

                                     PART I

Item  1.       Business.............................................................................................. 1
Item  2.       Properties............................................................................................56
Item  3.       Legal Proceedings.....................................................................................58
Item  4.       Submission of Matters to a Vote of Security Holders...................................................58
Executive Officers of the Registrant (Hawaiian Electric Industries, Inc.)............................................58

                                     PART II

Item  5.       Market for Registrants' Common Equity and Related Stockholder Matters.................................59
Item  6.       Selected Financial Data...............................................................................60
Item  7.       Managements' Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................................60
Item  7A.      Quantitative and Qualitative Disclosures about Market Risk............................................61
Item  8.       Financial Statements and Supplementary Data...........................................................61
Item  9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................61

                                    PART III

Item 10.       Directors and Executive Officers of the Registrants...................................................61
Item 11.       Executive Compensation................................................................................64
Item 12.       Security Ownership of Certain Beneficial Owners and Management........................................67
Item 13.       Certain Relationships and Related Transactions........................................................68

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................................69
Independent Auditors' Report - Hawaiian Electric Industries, Inc.....................................................71
Independent Auditors' Report - Hawaiian Electric Company, Inc........................................................72
Index to Exhibits....................................................................................................77
Signatures...........................................................................................................97

                                GLOSSARY OF TERMS

Defined below are certain terms used in this report:

Terms                     Definitions
-----                     -----------
1935 Act                    Public Utility Holding Company Act of 1935
AES-Hawaii                  AES Hawaii, Inc., formerly known as AES Barbers Point, Inc.
AFUDC                       Allowance for funds used during construction
ASB                         American Savings Bank, F.S.B., a wholly owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary since March 15, 2001, Bishop Insurance Agency of Hawaii, Inc.) ASB Service
                               Corporation, AdCommunications, Inc., American Savings Mortgage Co., Inc. and ASB
                               Realty Corporation
BIF                         Bank Insurance Fund
BoA                         Bank of America, FSB
Btu                         British thermal unit
CDUP                        Conservation District Use Permit
CERCLA                      Comprehensive Environmental Response, Compensation and Liability Act
Chevron                     Chevron Products Company, a fuel oil supplier
Company                     Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric
                               Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HECO
                               Capital Trust II, HEI Diversified, Inc., American Savings Bank, F.S.B. and its
                               subsidiaries, HEI Power Corp. and its subsidiaries, Pacific Energy Conservation
                               Services, Inc., HEI District Cooling, Inc., ProVision Technologies, Inc., HEI
                               Properties, Inc., HEI Leasing, Inc., Hycap Management, Inc., Hawaiian Electric
                               Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian
                               Electric Industries Capital Trust III, HEI Preferred Funding, LP, The Old Oahu Tug
                               Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and Malama Pacific Corp. and
                               its subsidiaries
Consumer Advocate           Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the
                               State of Hawaii
CT                          Combustion turbine
DLNR                        Department of Land and Natural Resources of the State of Hawaii
D&O                         Decision and order
DOD                         Department of Defense - federal
DOH                         Department of Health of the State of Hawaii
DSM                         Demand-side management
DTCC                        Dual-train combined-cycle
EAPRC                       East Asia Power Resources Corporation
ECA                         Energy cost adjustment
EPHE                        EPHE Philippines Energy Company, Inc.
Enserch                     Enserch Development Corporation
EPA                         Environmental Protection Agency - federal
ERL                         Environmental Response Law of the State of Hawaii
FDIC                        Federal Deposit Insurance Corporation

Terms                     Definitions
-----                     -----------
FDICIA                      Federal Deposit Insurance Corporation Improvement Act of 1991
federal                     U.S. Government
FHLB                        Federal Home Loan Bank
FICO                        Financing Corporation
FIRREA                      Financial Institutions Reform, Recovery, and Enforcement Act of 1989
Hamakua Partners            Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
HRD                         Hawi Renewable Development, Inc.
HCPC                        Hilo Coast Power Company, formerly Hilo Coast Processing Company
HC&S                        Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii, Inc.
HECO                        Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric
                               Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii
                               Electric Light Company, Inc., HECO Capital Trust I and HECO Capital Trust II
HECO's                      Portions of Hawaiian Electric Company, Inc.'s 2000 Annual Report to Stockholder filed
  Annual Report                as HECO Exhibit 13, which portions are incorporated into this
                               Form 10-K by reference
HECO's                      Hawaiian Electric Company, Inc.'s Consolidated Financial Statements,
  Consolidated                 incorporated into Parts I, II and IV of this Form 10-K
  Financial                    by reference to pages 12 to 42 of HECO's Annual Report
  Statements
HECO's MD&A                 Hawaiian Electric Company, Inc.'s Management's Discussion and Analysis of
                               Financial Condition and Results of Operations, incorporated into
                               Parts I, II and IV of this Form 10-K by reference to pages 3 to 9 of HECO's Annual Report
HEI                         Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric
                               Company, Inc., HEI Diversified, Inc., HEI Power Corp., Pacific Energy Conservation
                               Services, Inc., HEI District Cooling, Inc., ProVision Technologies, Inc., HEI
                               Properties, Inc., HEI Leasing, Inc., Hycap Management, Inc., Hawaiian Electric
                               Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian
                               Electric Industries Capital Trust III, The Old Oahu Tug Service, Inc. (formerly
                                Hawaiian Tug & Barge Corp.) and Malama Pacific Corp.
HEI's                       Hawaiian Electric Industries, Inc.'s 2000 Annual Report to Stockholders,
  Annual Report                which is filed as HEI Exhibit 13 and incorporated into this Form 10-K by reference
HEI's                       Hawaiian Electric Industries, Inc.'s Consolidated Financial
  Consolidated                 Statements, incorporated into Parts I, II and IV of this Form 10-K
  Financial                    by reference to pages 20 to 50 of HEI's Annual Report
  Statements
HEI's MD&A                  Hawaiian Electric Industries, Inc.'s Management's Discussion and Analysis of
                               Financial Condition and Results of Operations incorporated into Parts
                               I, II and IV of this Form 10-K by reference to pages 3 to 15 of HEI's
                               Annual Report
HEIDI                       HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
                               and the parent company of American Savings Bank, F.S.B.

Terms                     Definitions
-----                     -----------
HEIII                       HEI Investments, Inc. (formerly HEI Investment Corp.), a subsidiary of HEI Power Corp.
HEIPC                       HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and parent company of several subsidiaries
HEIPC Group                 HEI Power Corp. and its subsidiaries
HEIPI                       HEI Properties, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
HELCO                       Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian
                               Electric Company, Inc.
HIG                         The Hawaiian Insurance & Guaranty Company, Limited, an insurance company which was placed in state rehabilitation proceedings. HEI Diversified, Inc. was the holder of record of HIG's common stock prior to August 16, 1994
HITI                        Hawaiian Interisland Towing, Inc.
HTB                         Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to
                               The Old Oahu Tug Services, Inc.
IPP                         Independent power producer
IRP                         Integrated resource plan
Kalaeloa                    Kalaeloa Partners, L.P.
KCP                         Kawaihae Cogeneration Partners
KDC                         Keahole Defense Coalition
kv                          kilovolt
KIP                         Kalaeloa Investment Partners
KPP                         Kahua Power Partners LLC
KWH                         Kilowatthour
LSFO                        Low sulfur fuel oil
MBtu                        Million British thermal unit
MECO                        Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric
                               Company, Inc.
MPC                         Malama Pacific Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
                               and parent company of several real estate subsidiaries. On September 14, 1998, the
                               HEI Board of Directors adopted a plan to exit the residential real estate development business engaged in by Malama Pacific Corp. and its subsidiaries.
MSFO                        Medium sulfur fuel oil
MW                          Megawatt
na                          Not applicable
NOV                         Notice of Violation
OPA                         Federal Oil Pollution Act of 1990
OTS                         Office of Thrift Supervision, Department of Treasury
PCB                         Polychlorinated biphenyls
PECS                        Pacific Energy Conservation Services, Inc., a wholly owned subsidiary of Hawaiian
                               Electric Industries, Inc.

Terms                     Definitions
-----                     -----------
PGV                         Puna Geothermal Venture
PPA                         Power purchase agreement
PSD permit                  Prevention of Significant Deterioration/Covered Source permit
PUC                         Public Utilities Commission of the State of Hawaii
PURPA                       Public Utility Regulatory Policies Act of 1978
QF                          Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL                         Qualified Thrift Lender
RCRA                        Resource Conservation and Recovery Act of 1976
Registrant                  Hawaiian Electric Industries, Inc. or Hawaiian Electric Company, Inc.
ROACE                       Return on average common equity
see                         When used with reference to pages in the HEI Annual Report, HECO Annual Report,
                               HEI's Consolidated Financial Statements, HEI's MD&A, HECO's
                               Consolidated Financial Statements or HECO's MD&A, "see" means incorporated by reference to those documents as Exhibits to this Form 10-K
SAIF                        Savings Association Insurance Fund
SEC                         Securities and Exchange Commission
SOP                         Statement of Position
ST                          Steam turbine
STG                         Steam turbine generator
state                       State of Hawaii
Tesoro                      Tesoro Hawaii Corp. dba BHP Petroleum Americas Refining Inc.,
                               a fuel oil supplier
TOOTS                       The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp. (HTB)), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. On November 10,
                               1999, HTB sold YB and substantially all of HTB's operating assets and changed its name
UIC                         Underground Injection Control
UST                         Underground storage tank
YB                          Young Brothers, Limited, which was sold on November 10, 1999, was formerly a wholly owned subsidiary of Hawaiian Tug & Barge Corp.

                           Forward-Looking Statements

================================================================================

This report and other presentations made by HEI and its subsidiaries contain "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and/or include words such as "expects", "anticipates", "intends", "plans", "believes", "predicts", "estimates" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings/losses or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries, the performance of the industries in which they do business and economic and market factors, among other things. These statements are not guaranties of future performance. Such risks, uncertainties and other important factors could cause actual results to differ materially from those in the forward-looking statements and include, but are not limited to, the following: the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; product demand and market acceptance risks; increasing competition in the electric utility, banking and international power industries; capacity and supply constraints or difficulties; fuel oil price changes and the continued availability of the electric utilities' energy cost adjustment clauses; new technological developments; federal, state and international governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI and its subsidiaries, decisions in rate cases and other PUC proceedings and on permitting issues, required corrective actions and changes in taxation; the results of financing efforts; the timing and extent of changes in interest rates; the timing and extent of changes in foreign currency exchange rates, and the convertibility and availability of foreign currency, particularly in the Philippines and China; the risks inherent in implementing hedging strategies, including the availability and pricing of forward contracts; political and business risks inherent in doing business in developing countries; the risk that ASB Realty Corporation fails to qualify as a real estate investment trust for federal and state income tax purposes, in which case it would be subject to regular corporate income taxation; and other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission. Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.

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

Besides HECO, HEI also owns directly or indirectly the following subsidiaries:
HEIDI (a holding company) and its subsidiary, ASB, and the subsidiaries of ASB; HEIPC and its subsidiaries (the HEIPC Group); PECS; HEI District Cooling, Inc.; ProVision Technologies, Inc.; HEI Properties, Inc.; HEI Leasing, Inc.; Hycap Management, Inc. and its subsidiary; Hawaiian Electric Industries Capital Trust I; Hawaiian Electric Industries Capital Trust II and III (inactive entities); TOOTS; and MPC and its subsidiaries (discontinued operations).

ASB, acquired in 1988, was the third largest financial institution in the State of Hawaii and had 68 retail branches as of December 31, 2000. On December 6, 1997, ASB acquired substantially all of the Hawaii deposits of Bank of America, FSB (BoA), most of its Hawaii branches and certain of its Hawaii-based loans. The acquisition increased ASB's assets by $1.8 billion and its deposits by $1.7 billion. In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. On March 15, 2001, a subsidiary of ASB acquired Bishop Insurance Agency of Hawaii, Inc., which markets insurance products as an insurance agency with about 40 employees.

HEIDI was also the parent company of HEIDI Real Estate Corp., which was formed in February 1998. In September 1999, HEIDI Real Estate Corp.'s name was changed to HEI Properties, Inc. (HEIPI), and HEIDI transferred ownership of HEIPI to HEI. HEIPI currently holds passive investments and it is expected that HEIPI will also hold real estate and related assets.

HEIPC was formed in 1995 to pursue, directly or through its subsidiaries or affiliates, independent power and integrated energy services projects in Asia and the Pacific. In 1996, an HEIPC subsidiary entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority for the rehabilitation, operation and maintenance of two 25 megawatt (MW) (net) generating units. In 1998 and 1999, the HEIPC Group acquired what is now a 75% interest in a joint venture formed to design, construct, own, operate and manage a 200 MW (net) coal-fired power plant in China over a period of approximately 20 years. In 1998 and 1999, the HEIPC Group acquired convertible cumulative nonparticipating 8% preferred shares and common shares in Cagayan Electric Power & Light Co., Inc., an electric distribution company in the Philippines. In January 2000, HEI Investment Corp., formed in 1984 as a direct subsidiary of HEI, changed its name to HEI Investments, Inc. (HEIII). HEIII has been a passive investment company which primarily holds investments in leveraged leases. In February 2000, HEIII was recapitalized and all its common stock and one series of its preferred stock were contributed to HEIPC. In March 2000, HEIII registered (i.e., continued) in Nova Scotia, Canada and its subsidiary, HEIPC Philippines Holding Co., Inc., acquired an effective 46% interest in East Asia Power Resources Corporation (EAPRC), a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries. HEI wrote off its remaining investment in EAPRC on December 31, 2000. See "International power-HEI Power Corp."

PECS was formed in 1994 and currently is a contract services company providing limited support services in Hawaii. HEI District Cooling, Inc. was formed in August 1998 to develop, build, own, lease, operate and/or maintain, either directly or indirectly, central chilled water cooling system facilities, and other energy related products and services for commercial and residential buildings. ProVision Technologies, Inc. was formed in October 1998 to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim. HEI Leasing, Inc. was formed in February 2000 to own passive investments and real estate subject to leases. Hycap Management, Inc., including its subsidiary HEI Preferred Funding, LP (a limited partnership in which Hycap Management, Inc. is the sole general partner), and Hawaiian Electric Industries Capital Trust I (a Delaware statutory business trust in which HEI owns all the common securities) were formed to effect the issuance of $100 million of 8.36% HEI-obligated trust preferred securities in 1997.

HTB was acquired in 1986 and provided ship assist and charter towing services and owned YB, a regulated intrastate public carrier of waterborne freight among the Hawaiian Islands. In November 1999, HTB sold substantially all of its operating assets and the stock of YB for a nominal gain, changed its name to The Old Oahu Tug Service, Inc. (TOOTS) and ceased operations.

For information about the Company's discontinued operations, see Note 16 to HEI's Consolidated Financial Statements, which is incorporated herein by reference to pages 47 to 48 of HEI's Annual Report.

For financial information about the Company's industry segments, see Note 2 to HEI's Consolidated Financial Statements, which is incorporated herein by reference to pages 27 to 28 of HEI's Annual Report.

For additional information about the Company, see HEI's MD&A, HEI's "Quantitative and Qualitative Disclosures about Market Risk" and HEI's Consolidated Financial Statements, incorporated herein by reference to pages 3 to 15, 16 to 19 and 20 to 50, respectively, of HEI's Annual Report.

Electric utility

HECO and subsidiaries and service areas

HECO, MECO and HELCO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Maui, Lanai and Molokai; and Hawaii, respectively. HECO was incorporated under the laws of the Kingdom of Hawaii (now State of Hawaii) in 1891. HECO acquired MECO in 1968 and HELCO in 1970. In 2000, the electric utilities' revenues amounted to approximately 74% of HEI's consolidated revenues, but as a result of substantial losses in the international power segment, the electric utilities' operating income amounted to approximately 124% of HEI's consolidated operating income.

The islands of Oahu, Maui, Lanai, Molokai and Hawaii have a combined population currently estimated at 1,152,000, or approximately 95% of the population of the State of Hawaii, and comprise a service area of 5,766 square miles. The principal communities served include Honolulu (on Oahu), Wailuku and Kahului (on
Maui) and Hilo and Kona (on Hawaii). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations.

The state has granted HECO, MECO and HELCO nonexclusive franchises which authorize the utilities to construct, operate and maintain facilities over and under public streets and sidewalks. HECO's franchise covers the City & County of Honolulu, MECO's franchises cover the County of Maui and the County of Kalawao, and HELCO's franchise covers the County of Hawaii. Each of these franchises will continue in effect for an indefinite period of time until forfeited, altered, amended or repealed.

For additional information about HECO, see HEI's MD&A, HEI's Quantitative and Qualitative Disclosures about Market Risk and HEI's Consolidated Financial Statements, incorporated herein by reference to pages 3 to 15, 16 to 19 and 20 to 50, respectively, of HEI's Annual Report, and HECO's MD&A, HECO's Quantitative and Qualitative Disclosures about Market Risk and HECO's Consolidated Financial Statements incorporated herein by reference to pages 3 to 9, 10 to 11 and 12 to 42, respectively, of HECO's Annual Report.

Sales of electricity

HECO, MECO and HELCO provide the only electric public utility service on the islands they serve. The following table sets forth the number of electric customer accounts as of December 31, 2000, 1999 and 1998 and electric sales revenues for each of the years then ended:

                                            2000                            1999                           1998
                               -------------------------------------------------------------------------------------------
                                  Customer  Electric sales        Customer   Electric sales      Customer   Electric sales
(dollars in thousands)            accounts        revenues        accounts         revenues      accounts         revenues
--------------------------------------------------------------------------------------------------------------------------
HECO ....................          278,260      $  880,663         275,467      $   729,557       272,675       $  711,561
MECO ....................           57,601         192,823          56,410          156,808        55,286          136,623
HELCO ...................           63,778         192,174          62,478          158,962        61,228          153,249
                               -------------------------------------------------------------------------------------------
                                   399,639      $1,265,660         394,355       $1,045,327       389,189       $1,001,433
                               ===========================================================================================

Revenues from the sale of electricity in 2000 were from the following types of customers in the proportions shown:

                                HECO       MECO        HELCO      Total
-----------------------------------------------------------------------
Residential...............       31%        36%         41%         33%
Commercial................       32         35          38          33
Large light and power.....       36         29          21          33
Other.....................        1         --          --           1
                            -------------------------------------------
                                100%       100%        100%        100%
                            ===========================================

HECO and its subsidiaries derived approximately 10%, 9% and 10% of their operating revenues from the sale of electricity to various federal government agencies in 2000, 1999 and 1998, respectively.

Formerly one of HECO's larger customers, the Naval Base at Barbers Point, Oahu, closed in 1999 with redevelopment of the base to occur through 2020. This closure accounted for most of the decrease in sales to federal government agencies in 1999. Considering (1) that the base closure will necessitate relocation of essential flight operations and support personnel to another base on Oahu and (2) the Naval Air Station Barbers Point Community Redevelopment Plan, HECO anticipates that the closure is likely to result in an overall increase in demand for electricity over time.

In 1995, HECO and the U.S. General Services Administration (GSA) entered into a Basic Ordering Agreement (GSA-BOA) under which HECO would arrange for the financing and installation of energy conservation projects at federal facilities in Hawaii. Under the GSA-BOA, HECO undertook an air conditioning upgrade project at the federal office building in downtown Honolulu, which was completed in 1997. In 1997 and 1998, HECO also performed and completed design work for solar water heating in this federal office building, but no further work has been performed.

In 1997, HECO and the U.S. Postal Service (USPS) signed a Shared Energy Savings Contract to perform feasibility studies at 11 USPS sites on Oahu. Upon completion of this study, HECO submitted proposals to design and construct energy efficiency projects at the USPS's primary mail processing facility on Oahu. HECO recently completed construction of the first phase of these energy efficiency projects. HECO is preparing a second proposal to perform additional energy efficiency projects at this same USPS facility.

HECO signed an umbrella Basic Ordering Agreement with the Department of Defense (DOD-BOA) in 1996. As of December 31, 2000, 10 energy audits, 2 feasibility design studies and 5 major construction projects have been completed or are in progress at U.S. Navy facilities on Oahu. HECO has completed the construction of an 1800-ton central chiller plant at the Pearl Harbor Naval Shipyard under the DOD-BOA. HECO also completed the construction of a central chiller plant at Schofield Barracks on Oahu under the DOD-BOA. Further, solar water heating and lighting retrofit projects were completed at three Navy housing facilities on Oahu.

Executive Order 13123 mandates that each federal agency develop and implement a program to reduce energy consumption by 35% by the year 2010 to the extent that these measures are cost effective. The 35% reduction will be measured relative to the agency's 1985 energy use. HECO continues to work with various federal agencies to implement demand-side management programs that will help them achieve their energy reduction objectives. Neither HEI nor HECO management can predict with certainty the impact of Executive Order 13123 on HEI's or HECO's future financial condition, results of operations or liquidity.

Selected consolidated electric utility operating statistics

                                                         2000          1999          1998         1997          1996
                                                   ------------------------------------------------------------------
KWH sales (millions)
Residential......................................     2,627.2       2,550.5       2,503.9      2,531.0       2,540.4
Commercial.......................................     2,923.5       2,781.5       2,674.9      2,676.8       2,662.4
Large light and power............................     3,666.9       3,598.3       3,636.4      3,700.7       3,733.0
Other............................................        54.1          54.7          54.8         54.7          55.4
                                                   ------------------------------------------------------------------
                                                      9,271.7       8,985.0       8,870.0      8,963.2       8,991.2
                                                   ==================================================================

Net energy generated and purchased
   (millions of KWH)
Net generated....................................     6,247.0       6,115.1       5,958.0      5,885.9       5,994.3
Purchased........................................     3,572.0       3,391.7       3,434.1      3,622.8       3,565.3
                                                   ------------------------------------------------------------------
                                                      9,819.0       9,506.8       9,392.1      9,508.7       9,559.6
                                                   ==================================================================

Losses and system uses (%).......................         5.4           5.3           5.4          5.5           5.7

Energy supply (yearend)
Generating capability--MW........................       1,673         1,651         1,664        1,634         1,636
Firm purchased capability--MW....................         533           472           474          474           474
                                                   ------------------------------------------------------------------
                                                        2,206         2,123         2,138        2,108         2,110
                                                   ==================================================================

Gross peak demand--MW (1)........................       1,574         1,527         1,532        1,573         1,561
Btu per net KWH generated........................      10,818        10,789        10,684       10,799        10,781
Average fuel oil cost per Mbtu (cents)...........       538.5         329.7         308.8        405.9         388.8

Customer accounts (yearend)
Residential......................................     347,316       342,957       338,454      336,094       333,807
Commercial.......................................      50,434        49,549        48,873       48,671        49,069
Large light and power............................         547           550           573          582           586
Other............................................       1,342         1,299         1,289        1,279         1,252
                                                   ------------------------------------------------------------------
                                                      399,639       394,355       389,189      386,626       384,714
                                                   ==================================================================

Electric revenues (thousands)
Residential......................................  $  421,129    $  356,631    $  340,395   $  367,432    $  355,669
Commercial.......................................     422,977       345,808       322,772      347,308       338,785
Large light and power............................     414,067       336,434       331,957      369,878       362,823
Other............................................       7,487         6,454         6,309        6,764         6,733
                                                   ------------------------------------------------------------------
                                                   $1,265,660    $1,045,327    $1,001,433   $1,091,382    $1,064,010
                                                   ==================================================================
Average revenue per KWH sold (cents)
Residential......................................       16.03         13.98         13.60        14.52         14.00
Commercial.......................................       14.47         12.43         12.07        12.97         12.73
Large light and power............................       11.29          9.35          9.13         9.99          9.72
Other............................................       13.84         11.80         11.52        12.38         12.16
Average revenue per KWH sold.....................       13.65         11.63         11.29        12.18         11.83

Residential statistics
Average annual use per customer account (KWH)....       7,618         7,490         7,425        7,559         7,649
Average annual revenue per customer account......      $1,221        $1,047        $1,009       $1,097        $1,071
Average number of customer accounts..............     344,882       340,528       337,218      334,811       332,138
---------------------------------------------------------------------------------------------------------------------

(1) Sum of the peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics

The following table contains certain generation statistics as of December 31, 2000, and for the year ended December 31, 2000. The capability available for operation at any given time may be less than the generating capability shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

                                              Island of      Island of    Island of    Island of    Island of
                                                  Oahu-          Maui-       Lanai-     Molokai-      Hawaii-
                                                   HECO           MECO         MECO         MECO        HELCO        Total
----------------------------------------------------------------------------------------------------------------------------
Generating and firm purchased capability
   (MW) at December 31, 2000 (1)
      Conventional oil-fired steam units...      1,160.0          37.6         --           --           69.6      1,267.2
      Diesel...............................         --            96.1         10.4          9.9         38.0        154.4
      Combustion turbines (peaking units)..        103.0          --           --           --           --          103.0
      Combustion turbines..................         --            42.4         --            2.2         45.8         90.4
      Combined-cycle unit..................         --            58.0         --           --           --           58.0
      Firm contract power (3)..............        406.0          16.0         --           --          109.8        531.8
                                              ------------------------------------------------------------------------------
                                                 1,669.0         250.1         10.4         12.1        263.2      2,204.8
                                              ==============================================================================

Gross peak demand (2)......................      1,203.0         185.1          5.0          6.5        174.1      1,573.7

Reserve margin.............................         38.7%         35.1%       108.0%        86.2%        51.2%        40.1%

Annual load factor (2).....................         74.6%         71.0%        67.7%        72.9%        70.5%        73.7%

KWH net generated and
   purchased (millions)....................      7,589.4       1,113.0         28.8         40.2      1,047.6      9,819.0
----------------------------------------------------------------------------------------------------------------------------

(1)   HECO units at normal ratings; MECO and HELCO units at reserve ratings.
(2)   Noncoincident and nonintegrated.
(3) Nonutility generators (oil fired except as noted)--HECO: 180 MW (Kalaeloa), 180 MW (AES-Hawaii, coal fired) and 46 MW (refuse fired);
      MECO: 16 MW (HC&S); HELCO: 30 MW (PGV, geothermal), 22 MW (HCPC) and 57.8 MW (Hamakua Partners).

Integrated resource planning and requirements for additional generating capacity

As a result of a proceeding initiated in 1990, the Public Utilities Commission of the State of Hawaii (PUC) issued an order in 1992 requiring the energy utilities in Hawaii to develop integrated resource plans (IRPs). The goal of integrated resource planning is the identification of demand- and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In its 1992 order, the PUC adopted a "framework," which established both the process and the guidelines for developing IRPs. The PUC's framework directs that each plan cover a 20-year planning horizon with a five-year program implementation schedule and states that the planning cycle will be repeated every three years. Under the framework, the PUC may approve, reject or require modifications of the utilities' IRPs.

The framework also states that utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of planning and implementing demand-side management (DSM) programs. Under appropriate circumstances, the utilities may recover lost margins resulting from DSM programs and earn shareholder incentives. The PUC has approved IRP cost recovery provisions for HECO, MECO and HELCO. Pursuant to the cost recovery provisions, the electric utilities may recover through a surcharge the costs for approved DSM programs (including DSM program lost margins and shareholder incentives), and other incremental IRP costs incurred by the utilities and approved by the PUC, to the extent the costs are not included in their base rates.

In August 2000, pursuant to a stipulation filed by the electric utilities and the parties in the IRP cost proceedings, the PUC issued an order allowing the electric utilities to begin recovering the 1995 through 1999 incremental IRP costs (over a 12 month period for HECO and a 24 month period for HELCO and MECO), subject to refund with interest, pending the PUC's final decision and order (D&O) approving recovery of each respective year's incremental IRP costs. The Consumer Advocate has objected to the recovery of certain incremental IRP costs incurred during the 1995-1999 period, and the electric utilities have filed responses. Schedules have been established for the filing of positions with respect to the 1999, 2000 and 2001 IRP costs. On September 1, 2000, the electric utilities began recovering 1995 through 1999 incremental IRP costs through a surcharge on customer bills. As of December 31, 2000, the amount of revenues recorded, subject to refund with interest, amounted to $3.3 million.

The electric utilities expect to begin recovering their 2000 incremental IRP costs, subject to refund with interest pending a final D&O, following the filing of actual 2000 costs (which is expected to occur in late March or early April
2001). A similar procedure has been agreed upon for HECO's and MECO's 2001 IRP costs. In early 2001, however, the PUC issued its final D&O in the HELCO 2000 test year rate case, in which the PUC concluded that it is appropriate for HELCO to recover its IRP cost through base rates (and included an estimated amount for such costs in HELCO's test year revenue requirements) and to discontinue recovery of incremental IRP costs through the separate surcharge. HELCO will continue to recover its DSM program costs, lost margins and shareholder incentives approved by the PUC in a separate surcharge and also expects to be permitted to recover its incremental IRP costs incurred prior to the final D&O in its rate case through its surcharge.

The utilities have characterized their proposed IRPs as planning strategies, rather than fixed courses of action, and the resources ultimately added to their systems may differ from those included in their 20-year plans. Under the IRP framework, the utilities are required to submit annual evaluations of their plans (including a revised five-year program implementation schedule) and to submit new plans on a three-year cycle, subject to changes approved by the PUC. Prior to proceeding with the DSM programs, separate PUC approval proceedings must be completed, in which the PUC further reviews the details of the proposed programs and the utilities' proposals for the recovery of DSM program expenditures, lost margins and shareholder incentives.

HECO's IRP. HECO filed its second IRP with the PUC in January 1998 and updated the status of its DSM and Supply Side Action Plans in July 1999. In January 2001, the parties to the proceeding filed a stipulation for PUC approval to expedite the proceeding and the PUC approved the stipulation, closed the docket and ordered HECO to submit its IRP annual evaluation report and program implementation schedule by October 2002 and its next IRP by October 2005, as stipulated. The PUC also ordered HECO to immediately notify it in writing if HECO's next generation is required prior to the 2009 time frame.

On the supply side, HECO's second IRP focused on the planning for the next generating unit addition in the 2009 time frame--a 107 MW simple-cycle diesel-fired combustion turbine, which would be part of a 318 MW diesel-fired 2-on-1 combined-cycle unit. Phases 2 and 3 of the combined-cycle unit would be installed in 2013 and 2016, respectively. In addition, pursuant to HECO's generation asset management program, all existing generating units are currently planned to be operated (future environmental considerations permitting) beyond the 20-year IRP planning period (1998-2017).

On the demand side, in May and June 2000, HECO filed applications to continue its energy efficiency DSM programs for an additional five-year period. The energy efficiency DSM programs are designed to reduce the rate of increase in Oahu's energy use, defer construction of new generating units, minimize the state's use of oil, and achieve savings for utility customers who participate in the programs. The energy efficiency DSM programs include incentives for customers to install efficient lighting, refrigeration, water-heating and air-conditioning equipment and industrial motors. Stipulated prehearing orders for the energy efficiency DSM proceedings were approved by the PUC in October 2000 and the parties are in the process of discovery. In November 2000, the PUC approved HECO's request to continue its DSM programs for 2001, pending its decision in the current DSM program applications proceedings. HECO's plan also includes two load management programs, including a Commercial and Industrial Capacity Buy-Back Program, for which a PUC application has been filed, and a Residential Direct Load Control Program, which HECO initially plans to request approval of and implement as a pilot program.

MECO's IRP. MECO filed its second IRP with the PUC in May 2000. A stipulated prehearing order was approved by the PUC in October 2000. The parties are in the process of discovery, and the parties' individual Statements of Position are scheduled to be filed by April 2001.

The second IRP identified changes in key forecasts and assumptions since the development of MECO's initial IRP. MECO's second IRP included IRP strategy options related to the transition to a more competitive environment in the electric utility industry.

On the supply side, MECO's second IRP focused on the planning for the installation of approximately 150 MW of additional generation through the year 2020 on the island of Maui, including 38 MW of generation at its Maalaea power plant site in increments from 2000-2005, the acquisition of a 10 MW wind resource in 2003 and 100 MW at its new Waena site in increments from 2007-2018. Approximately 4 MW of additional generation through the year 2020 is planned for each of the islands of Lanai and Molokai. MECO completed the installation of the second 20 MW increment at Maalaea in September 2000, and the final increment of 18 MW is expected to be installed in 2005. The first 20 MW increment at Waena is expected to be installed in 2007.

On the demand side, MECO's second IRP included the continuation of its four existing energy efficiency DSM programs, and also included plans for a new energy efficiency DSM program and two new load management DSM programs. MECO's existing energy efficiency DSM programs, similar in design to HECO's programs, were approved by the PUC in 1996 and are scheduled to terminate at the end of 2001. MECO plans to file applications in the second quarter 2001 requesting PUC approval to continue its energy efficiency DSM programs for an additional five-year period. MECO also plans to file applications in 2001 for a pilot load management DSM program (prior to developing the full scale load management DSM programs) and the new energy efficiency DSM program.

HELCO's IRP. In September 1998, HELCO filed with the PUC its second IRP, which was updated in March 1999 and revised in June 1999. A schedule for the proceeding was approved by the PUC, and the parties to the proceeding completed two rounds of discovery. The parties to the proceeding met in November 2000 to discuss additional procedural steps. HELCO is in the process of developing a schedule to update its second IRP for changes in key forecasts and assumptions that have occurred since its filing.

The second IRP identified changes in key forecasts and assumptions since the development of HELCO's initial IRP. Similar to MECO's second IRP, HELCO's second IRP included IRP strategy options related to the transition to a more competitive environment in the electric utility industry.

On the supply side, HELCO's second IRP focused on the planning for generating unit additions after near-term additions. The near-term additions proposed in HELCO's second IRP included installing two 20 MW combustion turbines (CTs) at its Keahole power plant site (which have been delayed) and proceeding with a power purchase agreement (PPA) with Hamakua Energy Partners, L.P. (Hamakua Partners, formerly Encogen Hawaii, L.P.) for a 60 MW (net) naphtha-fired diesel-fired dual-train combined-cycle (DTCC). The first CT of the Hamakua Partners facility was installed in August 2000, and the second CT and heat recovery steam turbine generator (STG) was installed in December 2000. (See "HELCO power situation" below.) HELCO's second IRP also included completing a 56 MW (net) DTCC unit at Keahole in 2006 (by adding an 18 MW STG), retiring a number of its older, smaller units after new generation has been added and adding another diesel-fired DTCC unit at a new West Hawaii site in phases in the 2009-2017 time frame.

On the demand side, HELCO's second IRP included the continuation of four energy efficiency DSM programs, similar in design to HECO's programs. In November 2000, the PUC approved HELCO's request to continue its DSM programs for 2001, pending the resolution of issues in the PUC's decision in HECO's current DSM program applications proceedings. HELCO plans to file applications in the second quarter 2001 requesting PUC approval to continue its energy efficiency DSM programs for an additional five-year period.

New capital projects

The capital projects of the electric utilities may be subject to various approvals and permitting processes, including obtaining PUC approval of the project, air permits from the Department of Health of the State of Hawaii (DOH) and/or the U.S. Environmental Protection Agency (EPA) and land use permits from the Hawaii Board of Land and Natural Resources (BLNR). Difficulties in obtaining the necessary approvals or permits could result in project delays, increased project costs and/or project abandonments. Extensive project delays and significantly increased project costs could result in a portion of the project costs being excluded from rates. If a project is abandoned, the project costs are generally written-off to expense, unless the PUC determines that all or part of the costs may be deferred for later recovery in rates.

HELCO power situation

Background. In 1991, HELCO began planning to meet increased electric generation demand forecasted for 1994. HELCO's plans were to install at its Keahole power plant two 20 MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) DTCC unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994.

The timing of the installation of HELCO's phased DTCC unit at the Keahole power plant site has been revised on several occasions due to delays, described below, in (a) obtaining approval from the BLNR of a Conservation District Use Permit
(CDUP) amendment and (b) obtaining from the DOH and the EPA a Prevention of Significant Deterioration/Covered Source permit (PSD permit) for the Keahole power plant site. The delays are also attributable to lawsuits, claims and petitions filed by independent power producers (IPPs) and other parties challenging these permits and objecting to the expansion, alleging among other things that (1) operation of the expanded Keahole site would not comply with land use regulations (including noise standards) and HELCO's land patent; (2) HELCO cannot operate the plant within current air quality standards; and (3) HELCO could alternatively purchase power from IPPs to meet increased electric generation demand.

CDUP amendment. On July 10, 1997, the Third Circuit Court of the State of Hawaii issued its Amended Findings of Fact, Conclusions of Law, Decision and Order addressing HELCO's appeal of an order of the BLNR, along with other consolidated civil cases relating to HELCO's application for a CDUP amendment. Because the BLNR failed to take valid agency action or render a proper decision within the 180 day statutory deadline (as calculated by the Court), the Court ruled that HELCO was automatically entitled to put its land to the uses requested in its CDUP amendment application pursuant to the default provision of the Hawaii Revised Statutes (HRS) Section 183-41. This decision allowed HELCO to use its Keahole property as requested in its application. An amended order to the same effect was issued on August 18, 1997. Final judgments have been entered in all of the consolidated cases. Appeals with respect to the final judgments for certain of the cases have been filed with the Hawaii Supreme Court. Motions filed with the Third Circuit Court to stay the effectiveness of the judgments pending resolution of the appeals were denied in April and July 1998 (in response to a motion for reconsideration). In August 1998, the Hawaii Supreme Court denied nonhearing motions for stay of final judgment pending resolution of the appeals. Management believes that HELCO will ultimately prevail on appeal and that the final judgments of the Third Circuit Court will be upheld.

The final judgment with respect to HELCO's entitlement to automatically put its land to the uses requested in its CDUP amendment application (which is in part 1 of the final judgment, and is referred to as HELCO's "default entitlement") was entered February 11, 1998. The final judgment states that HELCO must comply with the conditions in its application (part 2 of the final judgment), and that the standard conditions in the Hawaii Administrative Rules (HAR) Section 13-2-21, the rules of the Department of Land and Natural Resources of the State of Hawaii
(DLNR), apply to the extent the standard conditions are not incompatible with HRS Section 183-41 (part 3 of the final judgment). On August 17, 1999, certain plaintiffs filed a joint motion to enforce parts 2 and 3 of the final judgment (relating to applicable conditions) and to stay part 1 of the final judgment (the default entitlement) until such time as the applicable conditions were identified and it was determined whether HELCO had or could meet the applicable conditions. At a September 23, 1999 hearing, the Third Circuit Court ruled that the BLNR must issue a written decision by November 30, 1999 on certain issues raised in the administrative petition filed by the Keahole Defense Coalition
(KDC) in August 1998, including specific determinations of which conditions are not inconsistent with HELCO's ability to proceed under the default entitlement. At a BLNR meeting on October 22, 1999, the BLNR determined that all 15 standard land use conditions in HAR Section 13-2-21(a) applied to HELCO's default entitlement and that the conditions in HELCO's pre-existing CDUP and amendments continue to apply with respect to those existing permits. The BLNR specifically did not address at that time the question of HELCO's compliance with each of those conditions. The BLNR issued a written decision on November 19, 1999. Certain plaintiffs filed two motions in the Third Circuit Court attempting to implement their interpretation of the BLNR's ruling. On November 2, 1999, those plaintiffs filed a second joint motion to enforce part 2 and part 3 of the final judgment. In that motion, they alleged that the Keahole project cannot meet the conditions relating to compatibility with the surrounding area and improvement of the existing physical and environmental aspects of the subject area. Furthermore, they claimed that the project would be a prohibited use that cannot be placed in the conservation district, relying on zoning rules implemented by the BLNR in 1994 in furtherance of Act 270, which prohibited fossil fuel fired generating units in a conservation district. However, the Third Circuit Court had earlier ruled that Act 270 does not apply to HELCO's application, which was filed prior to the effective date of Act 270. Plaintiffs asked that HELCO be enjoined from placing further structures and improvements on the Keahole site and be ordered to remove all existing structures and improvements.

On November 5, 1999, the same plaintiffs filed a third joint motion asking that the Court void HELCO's default entitlement on the basis that HELCO forfeited its default entitlement by allegedly electing, through HELCO's construction of the pre-PSD portions of the project, to build a project different from that described in its application. They also requested that HELCO be enjoined from continuing construction activity at the site and ordered to restore the Keahole site to its pre-August 1992 condition. These motions were heard on December 13, 1999 and were denied by the Court. The Court also ruled that any complaints received by the BLNR or DLNR regarding the Keahole project were to be addressed in writing within 32 days of mailing of the complaint. An Order to this effect was issued on February 22, 2000. On April 13, 2000, KDC and an individual plaintiff filed a fourth motion to enforce the judgment, which substantially reiterates their second joint motion dated November 2, 1999 (see above) and a motion for sanctions against the BLNR. In light of a BLNR hearing on April 14, 2000, a stipulation to withdraw these motions was filed, and the plaintiffs indicated that they would refile the fourth motion after the written order from the BLNR was issued.

On June 21, 2000, the same plaintiffs filed a fifth joint motion to enforce judgment, generally restating the claims in the second and fourth motions. On July 7, 2000, the Department of Hawaiian Home Lands filed a joinder in that motion and on July 12, 2000 Waimana also filed a joinder. A hearing was held on August 28, 2000. At that hearing, the main issue was how the three-year construction period in the standard land use conditions would be applied to the Keahole project, and there was discussion as to whether the BLNR's August 16, 2000 order (see "BLNR petitions" herein) had addressed that issue and the related issue of whether HELCO was in compliance with that condition. The Court took the matter under advisement. Because discussion at the August 28, 2000 hearing had raised the question of whether KDC and an individual plaintiff had specifically posed certain questions to the BLNR in their February 7, 2000 Request to Nullify (see "BLNR petitions" herein), on August 31, 2000 HELCO filed a letter with the BLNR requesting specific rulings on these issues. In response, on September 5, 2000, KDC and the individual plaintiff filed an ex-parte motion to file a memorandum in response to HELCO's letter and filed the memorandum itself, which claimed that HELCO's letter was an improper communication with the Court while a matter was pending decision. On September 6, 2000, the Court granted the ex-parte motion and set a hearing for September 18, 2000. At the hearing, the Court ruled to strike HELCO's letter from the Court record and ruled that, as a matter of law, absent any legal or equitable extension authorized by the BLNR pursuant to legal authority, the three-year construction deadline expired on April 26, 1999. The Court also denied KDC and the individual plaintiff's request for an injunction barring further construction.

HELCO filed a request for extension with the BLNR on October 20, 2000. The matter was heard on January 26, 2001, at which time the BLNR ruled that the issue should be decided through a contested case hearing. Procedures and schedules for the hearing have not yet been set. Management believes the extension will be obtained.

On October 27, 2000, KDC and another plaintiff filed a motion requesting the court to impose a stay on any further activities by HELCO pursuant to HELCO's default entitlement until such time as the Hawaii Supreme Court acts on the pending appeals. A hearing was held on December 11, 2000. At that hearing, the Court granted the motion in part, ordering a stay on the project until such time as an extension of the construction deadline is granted by the BLNR, at which time the Court would consider lifting the stay.

On January 12, 2001, HELCO filed a motion for supplemental final judgment, with the intent of reducing the Court's September 18, 2000 ruling to a final judgment that would be appealable. A hearing was held on February 5, 2001, at which time the Court denied the motion because all matters relating to the issue had not been resolved. The Court clarified that it would retain jurisdiction over any appeals from the BLNR's decision regarding HELCO's request for an extension of the construction deadline, and that HELCO would be able to appeal the September 18, 2000 ruling after those appeals were resolved.

Because substantially all of the pre-PSD construction has been completed and because HELCO is awaiting the necessary PSD permit before the generating units can be installed, management does not anticipate that the Court's rulings will have any immediate impact on project construction. For other developments regarding these issues, see "BLNR petitions" herein.

PSD permit. In 1997, the EPA approved a revised draft permit and the DOH issued a final PSD permit for HELCO's DTCC unit. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB) in December 1997.

On November 25, 1998, the EAB issued an Order Denying Review in Part and Remanding in Part. The EAB denied appeals of the permit that were based on challenges to (1) the DOH's use of a netting analysis (with respect to nitrogen oxide (NOx) emissions), (2) the DOH's determination of Best Available Control Technology for control of sulfur dioxide emissions, and (3) certain aspects of the DOH's ambient air and source impact analysis. However, the EAB concluded that the DOH had not adequately responded to comments that had been made during the public comment period that data relating to certain ambient air concentrations were outdated or were measured at unrepresentative locations. The EAB remanded the proceedings and directed the DOH to reopen the permit for the limited purpose of (1) providing an updated air quality impact report incorporating current data on sulfur dioxide and particulate matter ambient concentrations and (2) providing a sufficient explanation of why the carbon monoxide and ozone data used to support the permit are reasonably representative, or performing a new air quality analysis based on data shown to be representative of the air quality in the area to be affected by the project. The EAB directed the DOH to accept and respond to public comments on the DOH's decisions with respect to these issues and ruled that any further appeals of its decision would be limited to the issues addressed on remand. On March 3, 1999, the EAB issued an Order denying motions for reconsideration which had been filed by HELCO, KDC and

Kawaihae Cogeneration Partners (KCP). HELCO, working closely with the DOH and EPA, planned its response to the EAB remand and, in January 1999, commenced collection of several months of additional data at a new site. As part of the remand process, the DOH held a public hearing on the draft permit on October 7, 1999, limited to the issues remanded by the EAB. After considering issues raised at the public hearing, the EPA and DOH decided to require HELCO to complete a full 12 months of data collection at the new site (which collection began in January 1999) and also required that two months of data be collected at another elevation to corroborate the data collected at the new site. This data collection was completed at the end of April 2000 and provided excellent corroboration of the data collected at the new site. The draft permit was prepared by the DOH and the DOH held the public hearing on March 6, 2001.

As a result of these actions, there have been further delays in HELCO's construction of CT-4 and CT-5. Although the actual length of the delays is uncertain, management believes CT-4 and CT-5 will be in service in the second half of 2002. HELCO continues to work with the DOH and EPA with the objective of having the final permit reissued in mid-2001 and of reaching a final resolution of any appeals to the EAB as expeditiously as possible thereafter. HELCO believes that the PSD permit will eventually be obtained and that installation of CT-4 and CT-5 will begin when the PSD permit is obtained and any EAB appeals from its issuance are resolved.

KDC declaratory judgment action. In February 1997, KDC and three individuals filed a lawsuit in the Third Circuit Court of the State of Hawaii against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings with regard to five counts alleging that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. The Complaint was amended in March 1998 to add a sixth count, claiming that an amendment to a provision of the land patent (relating to the conditions under which the State could repurchase the land) is void and that the original provision should be reinstated.

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

            The DOH has not issued any formal enforcement action applying the 55/45 dBA standard to the Keahole plant. Meanwhile, HELCO has installed noise mitigation measures on the existing diesel units and CT-2 at Keahole and is exploring possible noise mitigation measures, which can be implemented if necessary, for CT-4 and CT-5.

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

Orders were entered on April 16, 1999 with regard to Count I, May 18, 1999 with regard to Count VI, and June 3, 1999 with regard to Counts II through V. On April 30, 1999, KDC filed a motion to determine prevailing party and to tax attorney fees and costs and a motion for discovery sanctions. After hearing the motion, the Court ruled that Plaintiffs were the prevailing party as to Counts II and V and were entitled to fees and costs with regard to those counts, denied Plaintiffs' motion for fees as the prevailing party with regard to Count VI, denied HELCO's motion for fees as the prevailing party with regard to Count I and granted Plaintiffs' request for discovery sanctions against HELCO for late supplementation of responses to discovery requests. HELCO filed motions to alter or amend the orders regarding attorneys' fees and costs, and orders granting those motions were issued on September 22, 1999. HELCO appealed the amended orders to the Hawaii Supreme Court, which dismissed the appeal on January 20, 2000, on the grounds that the appeal was premature. On September 1, 2000, KDC and others filed a motion in Third Circuit Court to enter partial (nonfinal) judgment based on the September 22, 1999 order. The motion was denied by an order dated September 21, 2000. At the request of KDC and others, a status conference was held on December 18, 2000. The judge urged all parties to diligently pursue action on any open issues in the appropriate court or agency having jurisdiction.

HELCO intends to continue to vigorously defend against the claims raised in this case and in related administrative actions.

BLNR petitions. On August 5, 1998, KDC filed with the BLNR a Petition for Declaratory Ruling under HRS Section 91-8. The petition alleged that the standard conditions in HAR Section 13-2-21 apply to HELCO's default entitlement to use its Keahole site, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that the DOH issued three separate Notices of Violation (NOVs) to HELCO in 1992 and 1998 for violation of clean air rules, which NOVs are alleged to constitute violations under the existing permits and render such permits null and void. The petition requested that the BLNR commence a contested case on the petition; that the BLNR determine that HELCO has violated the terms of its existing conditional use permits, causing such permits to be null and void; and that the BLNR determine that HELCO has violated the conditions applicable to its default entitlement, such that HELCO should be enjoined from using the Keahole property under such default entitlement. Pursuant to a ruling from the Third Circuit Court that the BLNR decide certain issues raised in this petition by November 30, 1999 (see "CDUP amendment" herein), these issues were discussed at an October 22, 1999 BLNR meeting. The BLNR determined that none of the standard land use conditions were inconsistent with HELCO's ability to proceed under its default entitlement and, therefore, each of the standard land use conditions applied to the expansion. The BLNR did not, at that time, determine whether HELCO has complied with the applicable conditions. The BLNR also determined that specific conditions imposed by the BLNR on HELCO's original CDUP and amendments thereto continue to apply to the existing plant but not to the expansion under the default entitlement. An order to this effect was issued on November 19, 1999.

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

Subsequent to the February 25, 2000 hearing, an issue was raised administratively as to whether the BLNR should impose condition 15, which would impose a completion deadline on the project of three years following "approval." The issue was included on the agenda for the April 14, 2000 BLNR hearing. However, during the hearing the BLNR passed a motion to remove the item from the agenda.

At a hearing on September 18, 2000, the Court ruled that, as a matter of law, absent any legal or equitable extension authorized by the BLNR pursuant to legal authority, the three-year construction deadline expired on April 26, 1999. HELCO filed a request for extension with the BLNR on October 20, 2000. In response to communications from KDC and others, the DLNR requested written submissions from the interested parties on the questions of whether HELCO's request for extension required a contested case hearing and whether the BLNR could grant an extension. By staff report dated January 20, 2001, the DLNR recommended that an extension be granted through January 26, 2004 and that the matter be handled administratively by the BLNR and not through a contested case hearing, subject to a condition that HELCO apply to the Land Use Commission within one year for a reclassification of the land. However, at the January 26, 2001 hearing, the BLNR decided that the extension issue should be decided through a contested case hearing. Procedures and schedules for the hearing have not yet been set. See also "CDUP amendment" above.

IPP complaints filed with the PUC and other IPP information. Three IPPs-KCP, Enserch Development Corporation (Enserch) and Hilo Coast Power Company
(HCPC)-filed separate complaints against HELCO with the PUC in 1993, 1994, and 1997, respectively, alleging that they are entitled to PPAs to provide HELCO with additional capacity. KCP and Enserch each claimed that they would be a substitute for HELCO's planned 56 MW (net) DTCC unit at Keahole. The Enserch and HCPC complaints have been resolved.

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

The current status of the KCP complaint is as follows:

      In January 1996, the PUC ordered HELCO to continue in good faith to negotiate a PPA with KCP. In May 1997, KCP filed a motion asking the PUC to impose unspecified "sanctions" against HELCO for allegedly failing to negotiate in good faith. In June 1997, KCP filed a motion asking the PUC to designate KCP's facility as the next generating unit on the HELCO system and to determine the "allowable cost" which would be payable by HELCO to KCP. HELCO filed memoranda in opposition to KCP's motions. The PUC held an evidentiary hearing in August 1997. KCP filed two other motions, which HELCO opposed, to supplement the record. The PUC issued an Order in June 1998 which denied all of KCP's pending motions; provided rulings and/or guidance on certain avoided cost and contract issues; directed HELCO to prepare an updated avoided cost calculation that includes the Encogen agreement; and directed HELCO and KCP to resume contract negotiations. HELCO filed a motion for partial reconsideration with respect to one avoided cost issue. The PUC granted HELCO's motion and modified its order in July 1998. HELCO resumed negotiations with KCP in 1998 in compliance with the Order, but no agreement has been reached. On November 20, 1998, KCP filed a motion asking the PUC to appoint a hearings officer to make a recommendation to the PUC regarding the terms and conditions of a PPA and the calculation of avoided cost. HELCO filed a memorandum in opposition to KCP's motion on December 2, 1998. On July 9, 1999, KCP filed an additional motion, asking the PUC to reopen its complaint docket and to enforce the Public Utility Regulatory Policies Act of 1978 by calculating the utility's avoided cost. HELCO filed a memorandum in opposition to KCP's motion on July 16, 1999, KCP filed a reply on July 22, 1999 and the Consumer Advocate filed a Statement of Position (SOP) on August 2, 1999. No decision has been issued on KCP's two most recent motions.

      On October 29, 1999, the Third Circuit Court ruled that the lease between Waimana and the Department of Hawaiian Home Lands for the site on which KCP's plant was proposed to be built was invalid. In addition, the DOH is scrutinizing KCP's air permit as it may have expired on January 31, 2000. In light of these and other issues, management believes that KCP's proposal is not viable and, therefore, will not impact the installation of CT-4 and CT-5.

On January 16, 1998, HELCO filed with the PUC an application for approval of a PPA for a 60 MW (net) facility and an interconnection agreement with Encogen Hawaii, L.P. (Encogen), an Enserch affiliate, both dated October 22, 1997.

The PUC issued a D&O approving the agreements on July 14, 1999. The decision was amended at HELCO's request on July 21, 1999 and became final and nonappealable on August 23, 1999. Enserch sold its interest in the partnership, now called Hamakua Partners in November 1999. The first phase of the project (a CT) began commercial operation on August 12, 2000 and Phase 2 (the remainder of its DTCC facility) was in service December 31, 2000. This PPA was necessary to ensure reliable service to customers on the island of Hawaii and, in the opinion of management, does not supplant the need for CT-4 and CT-5.

In December 1999, the PUC approved an amended and restated PPA between HELCO and HCPC under which HCPC will continue to provide 22 MW of firm capacity. The term of the agreement is for five years (through December 31, 2004) and may continue beyond that time unless either party provides notice of termination to the other party by May 30 in the year of termination. HELCO has the right to terminate the contract as of the end of 2002, 2003 or 2004 for an early termination amount of $0.5 million for each of the remaining years in the five-year term. Like the PPA with Hamakua Partners, this restated and amended PPA with HCPC was necessary to ensure reliable service to customers. Since the PPA is short-term in nature and is intended to ensure reliability until the Keahole project is constructed, in the opinion of management, the PPA does not supplant the need for CT-4 and CT-5.

Pre-PSD work and notices of violation. The costs for the CT-4 project (and, to a lesser extent, the CT-5 project) included the costs of certain facilities that benefit the existing Keahole power plant, but were originally scheduled to be installed at the same time as the new generating units. HELCO proceeded with the construction of the facilities that could be constructed prior to receipt of the PSD permits for CT-4 and CT-5 (pre-PSD facilities) after receipt of the CDUP amendment (as a result of the Third Circuit Court orders). (See "CDUP amendment" herein.)

      Pre-PSD facilities. The pre-PSD facilities include a shop/warehouse/administration building (completed in 1998), fire protection system upgrades (completed in September 1999), and a new water treatment system (completed in December 1999, which supplies the demineralized water needs of the existing CT at Keahole). (See "Management's evaluation; costs incurred" below.)

      EPA NOV. In September 1998, the EPA issued an NOV to HELCO stating that HELCO violated the Hawaii State Implementation Plan by commencing construction activities at the Keahole generating station without first obtaining a final air permit. By law, 30 days after the NOV, the EPA may issue an order requiring compliance with applicable laws, assessing penalties and/or commencing a civil action seeking an injunction; however, no order has yet been issued. In 1999, HELCO put the EPA on notice that certain construction activities not affected by the NOV would continue, and received approval to proceed with certain construction activities. However, HELCO has halted work on other construction activities at Keahole until further notice is provided or approval is obtained from the EPA, or until the final air permit is received.

Contingency planning. In June 1995, HELCO filed with the PUC its generation resource contingency plan detailing alternatives and mitigation measures to address the delays that have occurred in adding new generation. Actions under the plan (such as deferring the retirements of older, smaller units) have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed reports with the PUC from time to time updating the contingency plan and the status of implementing the plan. HELCO plans to file its next update in April 2001.

The first increments of new generation to be available to HELCO were added on August 12, 2000 and December 31, 2000 (Hamakua Partners' Phase 1 and Phase 2, respectively, of its planned 60 MW DTCC facility). Despite delays in adding new generation, HELCO's mitigation measures (including the extension of power purchases from HCPC) should provide HELCO with sufficient generation reserve margin to cover its projected monthly system peaks with units on scheduled maintenance until additional new generation is added in mid-2002 (CT-4 and CT-5), and should provide HELCO with sufficient reserve margin in the event of further delays in adding new generation. As new generation is added, HELCO will retire its older, smaller generating units.

Management's evaluation; costs incurred. Management believes that the issues surrounding the amendment to the land use permit and applicable land use conditions, the air permit, the IPP complaints and related matters will be satisfactorily resolved and will not prevent HELCO from ultimately constructing CT-4 and CT-5. Management currently expects that the BLNR, after holding a contested case hearing, will extend the construction period for the plant expansion and that installation of CT-4 and CT-5 will begin when the effective air permit is obtained (that is, after resolution of any EAB appeals), with an expedited in-service date in the second half of 2002. There can be no assurances, however, that these results will be achieved or that this time frame will be met.

The recovery of costs relating to CT-4 and CT-5 are subject to the ratemaking process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of December 31, 2000. If it becomes probable that CT-4 and/or CT-5 will not be installed, however, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of December 31, 2000, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units amounted to approximately $81.2 million, including $32.3 million for equipment and material purchases, $27.3 million for planning, engineering, permitting, site development and other costs and $21.6 million for allowance for funds used during construction (AFUDC). As of December 31, 2000, approximately $22.4 million of the $81.2 million were transferred from construction in progress to plant-in-service as such costs represent completed pre-air permit facilities which relate to the existing units in service as well as to CT-4 and CT-5. In early 2001, HELCO received a final D&O from the PUC which included $7.6 million of the $22.4 million of pre-air permit facilities in rate base. The remaining $14.8 million of costs (determined by the PUC to be not yet used or useful for utility purposes) were transferred back to construction in progress.

Although management believes it has acted prudently with respect to the Keahole project, effective December 1, 1998, HELCO decided to discontinue the accrual of AFUDC on CT-4 and CT-5 (which would have been approximately $0.5 million after tax per month) due in part to the delays to date and potential further delays. HELCO has also deferred plans for ST-7 to 2006. No costs for ST-7 are included in construction in progress.

Nonutility generation

The Company has supported state and federal energy policies which encourage the development of alternate energy sources that reduce the use of fuel oil. Alternate energy sources range from wind, geothermal and hydroelectric power, to energy produced by the burning of bagasse (sugarcane waste) and coal. HECO also has purchased power arrangements with two IPPs that do not use oil: one operating a generating unit burning municipal waste and the other a fluidized bed unit burning coal.

HECO PPAs. HECO currently has three major PPAs. In March 1988, HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc. (AES-Hawaii)), a Hawaii-based cogeneration subsidiary of The AES Corporation (formerly known as Applied Energy Services, Inc.) of Arlington, Virginia. The agreement with AES-Hawaii, as amended in August 1989, provides that, for a period of 30 years, HECO will purchase 180 MW of firm capacity. The AES-Hawaii 180 MW coal-fired cogeneration plant, which became operational in September 1992, utilizes a "clean coal" technology. The facility is designed to sell sufficient steam to be a "Qualifying Facility" (QF) under the Public Utility Regulatory Policies Act of 1978 (PURPA).

In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership whose sole general partner was an indirect, wholly owned subsidiary of ASEA Brown Boveri, Inc. (ABB), which has guaranteed certain of Kalaeloa's obligations and, through affiliates, contracted to design, build, operate and maintain the facility. The agreement with Kalaeloa, as amended, provides that HECO will purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991. The Kalaeloa facility, which was completed in the second quarter of 1991, is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine which utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a QF. As of February 28, 1997, the ownership of Kalaeloa was restructured so that 1% was owned by the ABB subsidiary as the general partner and 99% is owned by Kalaeloa Investment Partners (KIP) as the limited partner. KIP is a limited partnership comprised of PSEG Hawaiian Management, Inc. and PSEG Hawaiian Investment, Inc. (nonregulated affiliates of Public Service Enterprise Group Incorporated) and Harbert Power Corporation. On October 1, 1999, HECO entered into Amendment No. 4 to the PPA with Kalaeloa, and consented (subject to PUC approval) to the transfer of the general partner partnership interest from the ABB subsidiary to an entity affiliated with the owners of KIP. On March 30, 2000, the PUC issued a D&O approving of the consent and Amendment No. 4 to the PPA.

HECO also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu, which built a 64 MW refuse-fired plant (H-Power). The H-Power facility began to provide firm energy in 1990 and currently supplies HECO with 46 MW of firm capacity. The firm capacity amendment provides that HECO will purchase firm capacity until mid-2015.

HECO purchases energy on an as-available basis from a number of nonutility generators. The largest are diesel-fired qualifying cogeneration facilities at the two oil refineries (10 MW and 18 MW) on Oahu.

The PUC has approved and allowed rate recovery for the firm capacity and purchased energy costs related to HECO's three major PPAs, which provide a total of 406 MW of firm capacity, representing 24% of HECO's total generating and firm purchased capacity on the island of Oahu as of December 31, 2000. The PUC also has approved and allowed rate recovery for the purchased energy costs related to HECO's as-available energy PPAs.

MECO and HELCO power purchase agreements. As of December 31, 2000, MECO and HELCO had PPAs for 16 MW and 111 MW of currently available firm capacity, respectively.

MECO has a PPA with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. The HC&S generating units primarily burn bagasse (sugar cane waste) and coal. In March 1998, an HC&S unit failed and HC&S lost 10 MW of generating capacity. HC&S replaced the unit and put it into operation in the second quarter of 2000. HC&S, however, has since struggled to meet its contractual obligations to MECO in 2000 and 2001 due to operational constraints that led to several claims of force majeure by HC&S. The constraints have been primarily due to an extended drought condition on Maui, which impacts HC&S' irrigation pumping load for its sugar cane operations. There has also been a higher than normal reduction in output due to the other equipment outages. It is expected that an extended maintenance outage early in 2001 will improve the forward performance by HC&S in meeting its contractual obligations. On January 23, 2001, MECO agreed not to issue to HC&S a notice of termination prior to the end of 2002. Given the two-year notice required for termination, the PPA will remain in effect through December 31, 2004, and from year-to-year thereafter, subject to termination after such date on not less than two years' prior notice. In the intervening time, negotiations for a new PPA are expected.

HELCO has a 35-year PPA with Puna Geothermal Venture (PGV) for 30 MW of firm capacity from its geothermal steam facility expiring on December 31, 2027. On February 12, 1996, HELCO and PGV executed an amendment to the PPA for 5 MW of firm capacity in addition to the 25 MW then being supplied. The amendment was approved by the PUC on August 2, 1996. In mid-1998, PGV's output began to decline from 30 MW to approximately 24 MW. By late 1999, PGV completed the addition of a new geothermal resource well and restoration of two reinjection wells. Work on the wells was completed in December 1999 at which time PGV began delivering 27 MW to 28 MW of firm capacity. In January 2000, PGV began delivering 30 MW of firm capacity using a temporary well connection. PGV made the installation permanent, and returned to providing 30 MW of firm capacity in February 2000. On January 3, 2001, PGV notified HELCO that PGV wishes to enter formal discussions to provide HELCO with an additional 8 MW of firm capacity on or before April 30, 2002.

In December 1994, at a time when HELCO's contract with HCPC was set for delivery of 18 MW, HCPC filed a Chapter 11 bankruptcy petition. In July 1995, the bankruptcy court approved an amended and restated PPA with HCPC for 22 MW of firm capacity and the dismissal of HCPC from bankruptcy. That agreement terminated on December 31, 1999. On October 4, 1999, HELCO entered into a PPA with HCPC effective January 1, 2000 through

December 31, 2004, subject to early termination by HELCO after two years, whereby HELCO continues to purchase 22 MW of firm capacity from HCPC's coal-fired facility. The PPA was amended on November 5, 1999. The PUC approved the PPA, as amended, on December 7, 1999. See the "HELCO Power Situation" section above.

In October 1997, HELCO entered into an agreement with Encogen, a limited partnership whose general partners are wholly owned special-purpose subsidiaries of Enserch and Jones Capital Corporation. Enserch Corporation and J.A. Jones, Inc., the parent companies of Enserch and Jones Capital Corporation, respectively, guaranteed certain of Encogen's obligations. The agreement provides that HELCO will purchase up to 60 MW (net) of firm capacity for a period of 30 years. The DTCC facility, which primarily burns naphtha, consists of two oil-fired combustion turbines and a steam turbine which utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a QF. HELCO submitted the agreement to the PUC for approval in January 1998 and the PUC approved it on July 14, 1999. On November 8, 1999, HELCO entered into a PPA Novation with Encogen and Hamakua Partners, which recognizes the transfer of the obligations of Encogen under the PPA to Hamakua Partners. Hamakua Partners was formed as result of the sale of the general partner and limited partner partnership interests of Enserch to entities affiliated with TECO Energy Inc., which is a Florida-based energy company and parent company of Tampa Electric Company, a regulated electric utility. TECO Energy Inc. has replaced the guarantee of Enserch Corporation of certain of Hamakua Partners' obligations. On August 12, 2000, Hamakua Partners began providing HELCO with firm capacity from the first phase of a two-phase construction completion schedule. On December 31, 2000, Hamakua Partners began providing firm capacity from the entire facility, following completion of the second phase of construction. (Currently, HELCO's capacity payments to Hamakua Partners are based on a demonstrated firm capacity level of 58 MW, but Hamakua Partners will have an opportunity to demonstrate a firm capacity level of up to 60 MW.) See the "HELCO Power Situation" section above.

HELCO purchases energy on an as-available basis from a number of nonutility generators. The largest include an 11 MW run-of-the-river hydroelectric facility and a 7 MW wind facility. Apollo Energy Corporation (Apollo), the owner of the wind facility, has an existing contract to provide HELCO with as-available windpower through June 29, 2002. Apollo filed a petition for hearing with the PUC on April 28, 2000, alleging that it had unsuccessfully attempted for over 75 days to negotiate a new power purchase agreement with HELCO. Apollo had offered to repower its existing 7 MW facility by the end of 2000 and to install additional wind turbines, up to a total of 15 MW, by the end of 2001. The parties agreed to limit to four issues the matters being presented to the PUC for guidance: whether Apollo is entitled to capacity payments; whether Apollo is entitled to a minimum purchase rate; whether certain performance standards should apply; and whether HELCO's proposed dispute resolution provision should apply. A hearing on these issues was held on October 3-5, 2000. The PUC has not yet issued a decision in this matter.

On August 17, 1999, HELCO entered into a PPA with Kahua Power Partners LLC (KPP) for the purchase of as-available energy from KPP's proposed 10 MW windfarm. The PPA was amended by Amendment No. 1 dated April 4, 2000. The PPA and Amendment No. 1 were submitted to the PUC for approval on June 2, 2000. HELCO expects to purchase energy from KPP by the end of 2001.

On January 8, 2001, HELCO entered into an agreement with Hawi Renewable Development, Inc. (HRD) for the purchase of approximately 3 MW of as-available energy from HRD's proposed 5 MW windfarm. An amendment to that contract is anticipated to be negotiated later in 2001, after completion of an interconnection requirements study, at which time the contract will be submitted to the PUC for approval. HELCO expects to purchase energy from HRD by the end of 2002.

The PUC has approved and allowed rate recovery for the firm capacity and purchased energy costs for MECO's and HELCO's approved firm capacity and as-available energy PPAs.

Fuel oil usage and supply

All rate schedules of the Company's electric utility subsidiaries contain energy cost adjustment (ECA) clauses whereby the charges for electric energy (and consequently the revenues of the electric utility subsidiaries generally) automatically vary with changes in the weighted-average price paid for fuel oil and certain components of purchased energy costs, and the relative amounts of company-generated power and purchased power. Accordingly, under these clauses, changes in fuel oil and certain purchased energy costs are passed on to customers. In the December 30, 1997 D&O's approving HECO and its subsidiaries' fuel supply contracts, the PUC noted that, in light of the length of the fuel supply contracts and the relative stability of fuel prices, the need for the continued use of ECA clauses will be the subject of investigation in a generic docket or in a future rate case. The electric utility subsidiaries believe the ECA clauses continue to be necessary. In the final D&Os for MECO's 1999 and HELCO's 2000 test year rate increase applications, ECA clauses were continued. See discussion below under "Rates" and the "Energy cost adjustment (ECA) clauses" section in HECO's MD&A.

HECO's steam power plants burn LSFO. HECO's combustion turbine peaking units burn No. 2 diesel fuel (diesel). MECO's and HELCO's steam power plants burn medium sulfur fuel oil (MSFO) and their combustion turbine and diesel engine generating units burn diesel. The LSFO supplied to HECO is primarily derived from Indonesian and other Far East crude oils processed in Hawaii refineries. The MSFO supplied to MECO and HELCO is derived from U.S. domestic crude oil processed in Hawaii refineries.

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

The following table sets forth the average cost of fuel oil used by HECO, MECO and HELCO to generate electricity in the years 2000, 1999 and 1998:

                      HECO                       MECO                      HELCO                 Consolidated
               ------------------------------------------------------------------------------------------------------
               $/Barrel  (cent)/MBtu      $/Barrel  (cent)/MBtu     $/Barrel  (cent)/MBtu     $/Barrel  (cent)/MBtu
---------------------------------------------------------------------------------------------------------------------
2000              31.63        503.1        38.91         651.0        35.37        577.1        33.44        538.5
1999              18.68        297.4        25.65         430.2        22.97        373.7        20.46        329.7
1998              17.71        282.8        23.69         396.4        20.83        338.7        19.14        308.8

The average per-unit cost of fuel oil consumed to generate electricity for HECO, MECO and HELCO reflects a different volume mix of fuel types and grades. In 2000, over 99% of HECO's generation fuel consumption consisted of LSFO. The balance of HECO's fuel consumption was diesel. Diesel made up approximately 73% of MECO's and

39% of HELCO's fuel consumption. MSFO made up the remainder of the fuel consumption of MECO and HELCO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per-barrel basis. Though volatile, the prices of LSFO, MSFO and diesel trended higher through most of 2000 before declining in December. In aggregate, HECO and its subsidiaries' fuel prices in 2000 averaged approximately 63% above the respective price levels prevailing in 1999. However, prices in early 2001 continued the downward course set in December 2000 and by February 2001 were more than 20% below the November 2000 peak. The prices of LSFO, MSFO and diesel increased during the final three quarters of 1999 and averaged approximately 7% above the respective price levels prevailing in 1998.

In June 1999, HELCO and MECO exercised an option to extend for two years commencing January 1, 2000 their existing contracts with Hawaiian Interisland Towing, Inc. (HITI) for the shipment of MSFO and diesel supplies from their fuel supplier's facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively. The PUC had approved these contracts and issued a final order in June 1994 that permitted HELCO and MECO to include the fuel transportation and related costs incurred under the original contracts in their respective ECA clauses. Freight rates charged under the contracts are related to published indices for industrial commodities prices and labor costs. As a result of a formal competitive bidding process, successor ocean transportation contracts between MECO and HELCO and HITI, respectively, were executed in December 2000 for service commencing January 1, 2002. These contracts provide for the employment of a new building double-hull bulk petroleum barge at freight rates approximately the same as under the current agreements for an initial term of 5 years with options for three additional five-year extensions. On February 26, 2001, MECO and HELCO filed a joint application for the authority to recover freight costs incurred under the new fuel transportation contracts in base rates.

HITI never takes title for the fuel oil or diesel fuel, but does have custody and control while the fuel is in transit from Oahu. If there were an oil spill in transit, HITI is contractually obligated to indemnify HELCO and/or MECO. HITI has liability insurance coverage for oil spill related damage of $1 billion. State law provides a cap of $700 million on liability for releases of heavy fuel oil transported interisland by tank barge. HELCO and/or MECO may be responsible for any clean-up and/or fines that HITI or its insurance carrier does not cover.

The prices that HECO, MECO and HELCO pay for purchased energy from nonutility generators are generally linked to the price of oil. The AES-Hawaii energy price varies primarily with an inflation indicator. The energy prices for Kalaeloa, which purchases LSFO from Tesoro, vary primarily with world LSFO prices. The H-Power, HC&S, PGV and HCPC energy prices are based on the Companies' respective PUC-filed short-run avoided energy cost rates (which vary with their respective composite fuel costs), subject to minimum floor rates specified in their approved PPAs. The Hamakua Partners energy price varies primarily with HELCO's diesel costs.

The Company estimates that 76% of the net energy generated and purchased by HECO and its subsidiaries in 2001 will be generated from the burning of oil. Increases in fuel oil prices are passed on to customers through the electric utility subsidiaries' ECA clauses. Failure by the Company's oil suppliers to provide fuel pursuant to the supply contracts and/or substantial increases in fuel prices could adversely affect consolidated HECO's and the Company's financial condition, results of operations and/or liquidity. HECO, however, maintains an inventory of fuel oil in excess of one month's supply. HELCO and MECO maintain approximately a one month's supply of fuel oil. The PPAs with AES-Hawaii and Hamakua Partners require that they maintain certain minimum fuel inventory levels.

Transmission systems

HECO has 138 kilovolt (kv) transmission and 46 kv subtransmission lines. HELCO and MECO have 69 kv transmission and 34.5 kv subtransmission lines. The electric utilities' overhead and underground transmission and subtransmission lines, as well as their distribution lines, are uninsured because the amount of insurance available is limited and the premiums are extremely high.

Lines are added when needed to serve increased loads and/or for reliability reasons. In some design districts on Oahu, lines must be placed underground. By state law, the PUC generally must determine whether new 46 kv,

69 kv or 138 kv lines can be constructed overhead or must be placed underground. The process of acquiring permits and regulatory approvals for new lines can be contentious, time consuming (leading to project delays) and costly.

HECO system. HECO serves Oahu's electricity requirements with firm capacity generating units located in West Oahu (1,057 MW); Waiau, adjacent to Pearl Harbor (499 MW); and Honolulu (113 MW). HECO's nonfirm power sources (approximately 32 MW) are located primarily in West Oahu. HECO transmits power to its service areas on Oahu through approximately 212 miles of overhead and underground 138 kv transmission lines (of which approximately 6 miles are underground) and approximately 680 miles of overhead and underground 46 kv subtransmission lines.

The bulk of HECO's system load is in the Honolulu/East Oahu area. HECO transmits bulk power to the Honolulu/East Oahu service area over two major (Northern and Southern) transmission corridors. Over the years, a series of studies addressing the reliability of the transmission system has recommended construction of the Southern corridor. The Southern corridor now extends from West Oahu through the Kewalo Substation in Honolulu, as a result of the completion of two overhead Waiau-CIP 138 kv transmission lines in 1995, and two underground Archer-Kewalo 138 kv transmission lines in December 2000. HECO plans to complete the underground 1.9-mile Kewalo-Kamoku line by late 2002, which will provide electrical service to the Kamoku Substation.

The Northern corridor traverses mountainous terrain and ends at the Pukele Substation, which services 18% of Oahu's electrical load, including one of the most important economic areas in the State (Waikiki). A failure of either of the two 138 kv transmission lines to the Pukele Substation, while the other is out for maintenance, would result in a major system outage. HECO plans to construct a partially underground, partially overhead 138 kv transmission line from the Kamoku Substation to the Pukele Substation. This would link the Southern and Northern corridors, and provide a third 138 kv transmission line to the Pukele substation.

The Kamoku to Pukele transmission line project requires approval from the BLNR of a CDUP. The project, and particularly the overhead portion of it, has encountered opposition from several community and environmental groups. A Revised Final Environmental Impact Statement prepared in support of HECO's application for a CDUP was accepted by the Department of Land and Natural Resources in late 2000. A BLNR public hearing on the CDUP is scheduled for late March 2001. The Kamoku to Pukele transmission line is scheduled to be in service by the first half of 2005, if construction is started by the second half of 2003. The actual start date of construction will depend on the permitting and approval processes. PUC approval will be requested, as is the normal procedure for large transmission projects, when the project scope and projected costs are clearly defined. Management believes that the CDUP and other required permits and approvals will be obtained.

HELCO system. HELCO serves the island of Hawaii's electricity requirements with firm capacity generating units located in West Hawaii (41 MW) and East Hawaii (222 MW). HELCO's nonfirm power sources provide up to an additional 26 MW of nonfirm capacity. HELCO transmits power to its service area on the Big Island through approximately 464 miles of 69 kv overhead lines and approximately 173 miles of 34.5 kv overhead lines.

MECO system. MECO serves its electricity requirements with firm capacity generating units located on the island of Maui (250 MW), Molokai (12 MW) and Lanai (10 MW). MECO has no nonfirm power sources. MECO transmits power to its service area on the islands of Maui, Molokai and Lanai through approximately 128 miles of 69 kv overhead lines and approximately 10 miles of 34.5 kv overhead lines.

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

Rate requests

Hawaiian Electric Company, Inc.

 . In December 1993, HECO filed a request to increase rates based on a 1995 test year. HECO requested a 4.1% increase (as revised), or $28.2 million in annual revenues, based on a 13.25% return on average common equity (ROACE). In December 1995, HECO received a final D&O authorizing a 1.3%, or $9.1 million, increase in annual revenues, based on a 1995 test year and an 11.4% ROACE.

Hawaii Electric Light Company, Inc.

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

 . In March 1998, HELCO filed a request to increase rates 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% ROACE, primarily to recover costs relating to (1) an agreement to buy power from Hamakua Partners and (2) adding two combustion turbines (CT-4 and CT-5) at HELCO's Keahole power plant. Due to the EAB's denial of HELCO's motion for reconsideration of the EAB's November 25, 1998 decision (see "HELCO power situation--PSD permits" above) and a delay in adding the Hamakua Partners plant from 1999 to 2000. HELCO's test year 1999 rate increase application was withdrawn in March 1999.

 . See "Recent rate requests--Hawaii Electric Light Company, Inc." in HECO's MD&A for a discussion of the PUC's final D&O on HELCO's rate increase based on a 2000 test year

Maui Electric Company, Limited

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

 . See the "Recent rate requests--Maui Electric Company, Limited" section in HECO's MD&A for a discussion of MECO's rate increase based on a 1999 test year.

Regulatory assets related to Barbers Point Tank Farm project costs

In 1989, HECO began planning and engineering for a combined cycle unit addition as a contingency in the event an independent power producer was not able to deliver firm power to HECO as planned. Subsequently, HECO's planning and engineering work expanded from contingency planning to adding new generation. In December 1991, HECO filed an application for the installation of a nominal 200 MW combined cycle power plan located at HECO's Barbers Point Tank Farm. Due to changes in circumstances, the expected timing for HECO's next generating unit was significantly delayed, and HECO withdrew its application in May 1993.

In August 1994, HECO informed the PUC that, consistent with past and current company practices, the $5.8 million in accumulated project costs would be allocated primarily to ongoing active capital projects as part of the engineering clearing. The PUC advised HECO to file an application, which it did in February 1995. The Consumer Advocate objected to the accounting treatment proposed by HECO.

To simplify and expedite the proceeding, in September 2000, HECO and the Consumer Advocate reached an agreement on the accounting treatment, subject to PUC approval. Acceptance of the agreement by the parties was without prejudice to any position either of them may take in this or any subsequent proceeding. Under the agreement, $4.5 million of the $5.8 million total project costs will be amortized to operating expense ratably over a five-year period after receiving PUC approval. In September 2000, HECO adjusted the projected costs to reflect the agreement with the Consumer Advocate, resulting in an after tax write-off of $0.8 million. The PUC's approval of the agreement has been requested.

Competition

In December 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See the "Competition" section in HECO's MD&A and Note 11 in HECO's Consolidated Financial Statements. Management cannot predict what changes, if any, may result from these efforts or what impact, if any, they may have on the Company's or consolidated HECO's financial condition, results of operations or liquidity.

In the order initiating the proceeding, the PUC recognized that Hawaii's stand-alone island energy systems are different from the interconnected systems of the contiguous states, but also recognized the need to determine how to respond in Hawaii to changes occurring in the industry. The PUC set forth a preliminary enumeration of the issues, including feasible forms of competition, the regulatory compact, public interest benefits, long-term integrated resource planning, appropriate treatment of potential stranded costs and the identification of the objectives and the establishment of a time frame for the introduction of competition in the electric industry. There are 19 parties in the proceeding including the Consumer Advocate, HECO, HELCO, MECO, the Department of Business, Economic Development & Tourism of the State of Hawaii (DBEDT), the Counties of Maui, Hawaii and Kauai, the Department of Defense (the DOD, HECO's largest customer), various IPPs and others. Following a number of meetings, and the submission and presentation to the collaborative group of preliminary SOPs, the parties individually submitted final SOPs that were compiled and sent to the PUC in October 1998.

The position of HECO and its subsidiaries is that retail competition is not feasible in Hawaii. The conditions making electric industry restructuring feasible elsewhere generally are not present in Hawaii. Among other considerations, none of the island electric systems is interconnected, the island electricity markets are relatively small and there are barriers to entry by new generation suppliers. HECO and its subsidiaries propose to achieve some of the benefits of competition through proposals for (1) competitive bidding for new generation, (2) performance-based ratemaking (PBR), which would include an index-based price cap, an earnings sharing mechanism, and a benchmark incentive plan and (3) innovative pricing provisions (including rate restructuring, expanded time-of-use rates, customer migration rates such as standby charges, flexible pricing to encourage economic development and to compete with customer generation options, new service options and two-part rates incorporating real-time pricing). HECO suggests in its SOP that these proposals be implemented through applications for PUC approval in a series of separate proceedings to be initiated by HECO.

While the other parties' SOPs generally support competitive bidding for new generation, there is no consensus as to whether or as to the extent Hawaii's electricity markets should be restructured to introduce further competition. For example, the Consumer Advocate agreed that full scale retail generation competition was not now feasible in Hawaii, but proposed immediate rate unbundling and customer education, followed by rulemaking proceedings (1) to open transmission and distribution access on a limited basis (such as when new generation is needed) and determine the degree of any stranded cost recovery through nonbypassable access charges, (2) to permit conservation and energy management services to be provided to retail customers on a competitive basis, and (3) to implement competition for other customer services (metering and billing), as determined to be appropriate. The DOD also recognized that retail generation competition was not now feasible, and proposed rate unbundling, the establishment of cost-based rates, the offering of additional rate options, PBR, and investigation of the unbundling and separate pricing of customer services. DBEDT proposed (1) rate unbundling, (2) competition for customer services and energy efficiency services, and (3) if additional analysis by the PUC confirms the feasibility of retail generation competition on Oahu, open transmission and distribution access for generators, divestiture of generation and customer service functions by utilities, and the formation of independent system operators (all targeted for 2002). It is also possible that parties may seek legislative action on their proposals.

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

In December 1999, HECO, HELCO and MECO filed an application with the PUC seeking permission to implement PBR in future rate cases. The proposed PBR would have allowed adjustments in HECO and its subsidiaries' rates (for up to five years after a rate case) based on an index-based price cap, an earnings sharing mechanism and a service quality mechanism. In early 2001, the PUC dismissed the electric utilities' PBR proposal without prejudice, indicating it declines at this time to change its current cost of service/rate of return methodology for determining electric utility rates.

In late 1999 the PUC submitted a status report on its investigation to the 2000 Legislature, at the Legislature's request. In the report, the PUC stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in the state's electric industry and that it plans to proceed with an examination of the feasibility of competitive bidding. The PUC also indicated its plans to review specific policies to encourage renewable energy resources in the power generation mix. The report states that "further steps" by the PUC "will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition."

Electric and magnetic fields

Research on potential adverse health effects from exposure to electric and magnetic fields (EMF) continues. To date, no definite relationship between EMF and health risks has been clearly demonstrated. In 1996, the National Academy of Sciences examined more than 500 studies and stated that "the current body of evidence does not show that exposure to EMFs presents a human-health hazard." An extensive study released in 1997 by the National Cancer Institute and the Children's Cancer Group found no evidence of increased risk for childhood leukemia from EMF. In 1999, the National Institute of Environmental Health Sciences Director's Report concluded that while EMF could not be found to be "entirely safe," the evidence of a health risk was "weak" and did not warrant "aggressive" regulatory actions. Consequently, HECO and its subsidiaries are monitoring the research and continue to participate in utility industry funded studies on EMF and, where technically feasible and economically reasonable, continue to reduce EMF in the design and installation of new transmission and distribution facilities. Management cannot predict the impact, if any, the EMF issue may have on HECO, HELCO and MECO in the future.

Amended notice of property tax assessment for HELCO

In December 1999, the County Council of Hawaii amended its ordinances to rescind the exemption from real property taxes for utility companies. The utilities currently pay a public service company tax that, by state statutory language, is partly in lieu of real property taxes. In March 2000, the Department of Finance, Real Property Division of the County of Hawaii, sent HELCO a notice of property assessment showing total real property taxes owed of approximately $0.2 million for the fiscal year July 2000 to June 2001 and, in April 2000, the Department sent HELCO an amended notice of property assessment showing total real property taxes owed of approximately $3.9 million. HELCO appealed both the March and April 2000 notices of property assessment. HELCO filed a motion for summary judgment to have the April 2000 amended notice of property assessment held unlawful, invalid and unenforceable on numerous grounds. On July 10, 2000, the Hawaii Tax Court of Appeals ruled in HELCO's favor and granted the motion for summary judgment.

On August 19, 2000, HELCO paid its Public Service Company (PSC) tax monthly installment under protest and filed a complaint against the State of Hawaii in Tax Appeal Court. On August 20, 2000, HELCO paid its first semi-annual real property tax installment on the March assessment under protest, consistent with the real property tax appeal filed in Tax Appeal Court.

The Tax Appeal Court facilitated settlement discussions among the utilities, the County of Hawaii and the State. Discussions expanded to include the other counties as well. The parties negotiated a resolution which involves dividing the PSC tax revenues between the State and the counties, and having the utilities remit directly to the counties the portion of the PSC tax revenues in excess of the general excise tax rate. A settlement agreement was signed in January 2001. The settlement is contingent upon the passage of enabling State legislation in the form attached to the settlement agreement.

In September 2000, the Hawaii County Council passed a bill which attempts to validate the methodology used in the April 2000 amended assessment and would allow the County to use the property values in the annual financial reports submitted to the PUC, effective January 1, 2001. However, the ordinance provides that the County will not impose this methodology if enabling legislation is passed that is consistent with the settlement agreement. Subsequent to execution of the settlement agreement, the Hawaii County Council introduced legislation consistent with the settlement agreement.

In December 2000, the Honolulu City Council also amended its ordinances to rescind the exemption from real property taxes for utility companies. In January 2001, the Department of Finance, Real Property Division of the City and County of Honolulu, sent HECO notices of property assessment for the fiscal year July 2001 to June 2002 and, in February 2001, HECO appealed the notices of assessment in the Tax Appeal Court. (The real property tax amount is not ascertainable, as the City and County has not assigned a tax rate to the "public service" classification.) The Honolulu City Council also passed a measure similar to the Hawaii County Council that if enabling legislation is passed that is consistent with the settlement agreement, then the utility companies would be exempt from real property taxes.

Proposed legislation

Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. For example, Congress is considering an energy plan designed to increase the supply of oil, as well as legislation that would promote renewable energy sources and conservation. The Hawaii legislature, although not considering deregulation in its 2001 session, is considering legislation relating to renewable energy mandates, net energy metering and extension of the state's energy conservation income tax credit. Management cannot predict whether any such legislation or other proposed legislation affecting the utilities will be passed or, if passed, in what form and with what effects on the utilities or their customers.

Savings bank--American Savings Bank, F.S.B.

General

ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 2000, ASB was the third largest financial institution in the State of Hawaii with total assets of $6.0 billion and deposits of $3.6 billion.

HEI agreed with the Office of Thrift Supervision's (OTS) predecessor regulatory agency that ASB's regulatory capital would be maintained at a level of at least 6% of ASB's total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI's obligation to contribute additional capital was limited to a maximum aggregate amount of approximately $65.1 million. At December 31, 2000, HEI's maximum obligation to contribute additional capital has been reduced to approximately $28.3 million because of additional capital contributions of $36.8 million by HEI to ASB since the acquisition, exclusive of capital contributions made in connection with ASB's acquisition of most of the Hawaii operations of BoA (see below). ASB is subject to OTS regulations on dividends and other distributions applicable to financial institutions regulated by the OTS.

Effective December 6, 1997, ASB acquired certain loans and other assets and assumed certain deposits and other liabilities of the Hawaii operations of BoA pursuant to a Purchase and Assumption Agreement executed on May 26, 1997, as amended. ASB used the purchase method of accounting to account for the transaction. In this transaction, ASB assumed liabilities with an estimated fair value of $1.7 billion and paid a $0.1 billion premium on certain transferred deposit liabilities. The estimated fair value of tangible and intangible assets acquired, including cash of $0.8 billion, amounted to $1.8 billion. ASB recorded the excess of the purchase price over the estimated fair value of the identifiable net assets acquired of $72 million as goodwill and recorded the core deposit premium of approximately $20 million as an intangible asset.

ASB's earnings depend primarily on its net interest income--the difference between the interest income earned on interest-earning assets (loans receivable and investment and mortgage/asset-backed securities) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings, including advances from the Federal Home Loan Bank (FHLB) of Seattle).

For additional information about ASB, see the sections under "Savings bank" in HEI's MD&A, HEI's Quantitative and Qualitative Disclosures about Market Risk beginning at page 16 of HEI's Annual Report and Note 4 to HEI's Consolidated Financial Statements.

The following table sets forth selected data for ASB for the years indicated:

                                                                               Years ended December 31,
                                                                              --------------------------
                                                                              2000       1999       1998
--------------------------------------------------------------------------------------------------------
Common equity to assets ratio
    Average common equity divided by average total assets (1) ..........      6.22%      6.09%      5.88%
Return on assets
    Net income for common stock divided by average total assets (1), (2)      0.68       0.62       0.54
Return on common equity
   Net income for common stock divided by average
      common equity (1), (2) ...........................................      11.0       10.2        9.2
Tangible efficiency ratio
   Total general and administrative expenses (not including goodwill
     amortization) divided by net interest income and other income .....        57         58         60

(1) Average balances for each year have been calculated using the average monthend balances during the year.
(2)   Net income includes amortization of goodwill and core deposit intangibles.

Consolidated average balance sheet

The following table sets forth average balances of ASB's major balance sheet categories for the years indicated. Average balances for each year have been calculated using the average monthend or daily average balances during the year.

                                                           Years ended December 31,
                                             ----------------------------------------------
(in thousands)                                      2000              1999             1998
-------------------------------------------------------------------------------------------
Assets
Investment securities.....................    $  287,906        $  218,628       $  238,694
Mortgage/asset-backed securities..........     2,058,706         1,894,953        1,872,304
Loans receivable, net.....................     3,215,879         3,191,847        3,075,870
Other.....................................       380,609           414,153          432,647
                                             ----------------------------------------------
                                              $5,943,100        $5,719,581       $5,619,515
                                             ==============================================

Liabilities and stockholder's equity
Deposit liabilities.......................    $3,537,312        $3,706,750       $3,860,546
Other borrowings..........................     1,880,952         1,505,109        1,265,686
Other.....................................        80,262            84,540           87,609
Stockholder's equity......................       444,574           423,182          405,674
                                             ----------------------------------------------
                                              $5,943,100        $5,719,581       $5,619,515
                                             ==============================================

Asset/liability management

Interest rate sensitivity refers to the relationship between market interest rates and net interest income resulting from the repricing of interest-earning assets and interest-bearing liabilities. Interest rate risk arises when an interest-earning asset matures or when its interest rate changes in a time frame different from that of the supporting interest-bearing liability. Maintaining an equilibrium between rate sensitive interest-earning assets and interest-bearing liabilities will reduce some interest rate risk but it will not guarantee a stable net interest spread because yields and rates may change simultaneously or at different times and such changes may occur in differing increments. Market rate fluctuations could materially affect the overall net interest spread even if the repricings of interest-earning assets and interest-bearing liabilities were perfectly matched. The difference between the amounts of interest-earning assets and interest-bearing liabilities that reprice during a given period is called "gap." An asset-sensitive position or "positive gap" exists when more assets than liabilities reprice within a given period; a liability-sensitive position or "negative gap" exists when more liabilities than assets reprice within a given period. A positive gap generally produces more net interest income in periods of rising interest rates and a negative gap generally produces more net interest income in periods of falling interest rates.

As of December 31, 2000, the gap in the near term (0-6 months) was a negative 0.94% of total assets as compared to a cumulative one-year positive gap position of 1.81% of total assets. The difference between the near-term and one-year positive gap positions is primarily due to increased amounts of repricing in the near term of interest-bearing liabilities such as in short-term certificates of deposits and other borrowings to support investment activities. The following table shows ASB's interest rate sensitivity at December 31, 2000:

                                                                           Amounts at December 31, 2000
                                                                           subject to repricing within
                                                             ---------------------------------------------------------
                                                                  1 year         >1-5           Over
(dollars in millions)                                            or less        years        5 years       Total (1)
---------------------------------------------------------------------------------------------------------------------
Interest-earning assets
Real estate loans and mortgage/asset-backed securities
   Balloon and adjustable rate............................       $ 2,038      $    63        $    --       $2,101
   Fixed rate 1-4 unit residential........................           332          980          1,361        2,673
   Other..................................................            11           49             86          146
Consumer and other loans..................................           179           53             --          232
Commercial loans..........................................           130           --             --          130
Other interest-earning assets.............................           181           --             --          181
                                                            ---------------------------------------------------------
Total interest-earning assets.............................         2,871        1,145          1,447        5,463
                                                             --------------------------------------------------------

Interest-bearing liabilities
Certificate accounts......................................         1,144          414             35        1,593
Money market accounts.....................................            85          177             26          288
Negotiable Order of Withdrawal accounts...................           142          361            183          686
Passbook accounts.........................................           205          392            421        1,018
FHLB advances.............................................           590          615             44        1,249
Other borrowings..........................................           597           --             --          597
                                                             --------------------------------------------------------
Total interest-bearing liabilities........................         2,763        1,959            709        5,431
                                                             --------------------------------------------------------

Interest rate sensitivity gap (2).........................       $   108      $  (814)       $   738       $   32
                                                             ========================================================

Cumulative interest rate sensitivity gap..................       $   108      $  (706)       $    32
                                                             =======================================

Cumulative interest rate sensitivity gap
     over total assets....................................        1.81%        (11.83)%         0.54%
---------------------------------------------------------------------------------------------------------------------

(1) The table does not include $506 million of noninterest-earning assets and $82 million of noninterest-bearing liabilities.
(2) The difference between the total interest-earning assets and the total interest-bearing liabilities.

Management has developed and is implementing a plan to improve ASB's interest rate risk position. The plan includes making changes to improve the matching of asset and liability durations, such as lengthening the term of costing liabilities and selling a portion of ASB's long-term fixed rate loans.

Interest income and interest expense

The following table sets forth average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the years indicated. Average balances for each year have been calculated using the average monthend or daily average balances during the year.

                                                  Years ended December 31,
                                           ------------------------------------
(dollars in thousands)                         2000          1999          1998
-------------------------------------------------------------------------------
Loans
   Average balances ..................   $3,215,879    $3,191,847    $3,075,870
   Interest income ...................      254,502       244,566       246,299
   Weighted-average yield ............         7.91%         7.66%         8.01%

Mortgage/asset-backed securities
   Average balances ..................   $2,058,706    $1,894,953    $1,872,304
   Interest income ...................      152,340       122,281       120,608
   Weighted-average yield ............         7.40%         6.45%         6.44%

Investments (1)
   Average balances ..................   $  287,906    $  218,628    $  238,694
   Interest and dividend income ......       16,733        13,132        13,754
   Weighted-average yield ............         5.81%         6.01%         5.76%

Total interest-earning assets
   Average balances ..................   $5,562,491    $5,305,428    $5,186,868
   Interest and dividend income ......      423,575       379,979       380,661
   Weighted-average yield ............         7.61%         7.16%         7.34%

Deposits
   Average balances ..................   $3,537,312    $3,706,750    $3,860,546
   Interest expense ..................      119,192       120,338       142,069
   Weighted-average rate .............         3.37%         3.25%         3.68%

Borrowings
   Average balances ..................   $1,880,952    $1,505,109    $1,265,686
   Interest expense ..................      119,683        86,830        74,925
   Weighted-average rate .............         6.36%         5.77%         5.92%

Total interest-bearing liabilities
   Average balances ..................   $5,418,264    $5,211,859    $5,126,232
   Interest expense ..................      238,875       207,168       216,994
   Weighted-average rate .............         4.41%         3.97%         4.23%

Net balance, net interest income
   and interest rate spread
     Net balance .....................   $  144,227    $   93,569    $   60,636
     Net interest income .............      184,700       172,811       163,667
     Interest rate spread ............         3.20%         3.19%         3.11%

(1)   Includes stock in the FHLB of Seattle.

The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted-average interest rate multiplied by prior year average portfolio balance) and (2) changes in volume (change in average portfolio balance multiplied by prior period rate). Any remaining change is allocated to the above two categories on a pro rata basis.

                                                 Increase (decrease) due to
                                             ----------------------------------
(in thousands)                                     Rate      Volume       Total
-------------------------------------------------------------------------------
Year ended December 31, 2000 vs. 1999
Income from interest-earning assets
   Loan portfolio ..........................   $  8,073    $  1,863    $  9,936
   Mortgage/asset-backed securities ........     18,944      11,115      30,059
   Investments .............................       (449)      4,050       3,601
                                             ----------------------------------
                                                 26,568      17,028      43,596
                                             ----------------------------------
Expense from interest-bearing liabilities
   Deposits ................................      4,408      (5,554)     (1,146)
   FHLB advances and other borrowings ......      9,544      23,309      32,853
                                             ----------------------------------
                                                 13,952      17,755      31,707
                                             ----------------------------------
Net interest income ........................   $ 12,616    $   (727)   $ 11,889
                                             ==================================

Year ended December 31, 1999 vs. 1998
Income from interest-earning assets
   Loan portfolio ..........................   $(10,902)   $  9,169    $ (1,733)
   Mortgage/asset-backed securities ........        190       1,483       1,673
   Investments .............................        576      (1,198)       (622)
                                             ----------------------------------
                                                (10,136)      9,454        (682)
                                             ----------------------------------
Expense from interest-bearing liabilities
   Deposits ................................    (16,206)     (5,525)    (21,731)
   FHLB advances and other borrowings ......     (1,943)     13,848      11,905
                                             ----------------------------------
                                                (18,149)      8,323      (9,826)
                                             ----------------------------------
Net interest income ........................   $  8,013    $  1,131    $  9,144
                                             ==================================

Other income

In addition to net interest income, ASB has various sources of other income, including fee income from servicing loans, fees on deposit accounts, rental income from premises and other income. Other income totaled approximately $27.3 million in 2000, $29.9 million in 1999 and $29.2 million in 1998.

Lending activities

General. Loans and mortgage/asset-backed securities of $5.3 billion represented 88.5% of total assets at December 31, 2000, compared to $5.2 billion, or 88.7%, and $4.9 billion, or 86.7%, at December 31, 1999 and 1998, respectively. ASB's loan portfolio consists primarily of conventional residential mortgage loans which are neither insured by the Federal Housing Administration nor guaranteed by the Veterans Administration.

The following tables set forth the composition of ASB's loan and mortgage/asset-backed securities portfolio:

                                                                              December 31,
                                     ---------------------------------------------------------------------------------------------
                                                 2000                            1999                              1998
                                     ---------------------------------------------------------------------------------------------
(dollars in thousands)                   Balance    % of total           Balance     % of total             Balance     % of total
----------------------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional ....................    $ 2,875,931         54.44%      $ 2,896,058          55.85%        $ 2,852,938          57.82%
Construction and development ....         38,913          0.74            43,706           0.84              35,274           0.72
                                     ---------------------------------------------------------------------------------------------
                                       2,914,844         55.18         2,939,764          56.69           2,888,212          58.54
Less
 Deferred fees and discounts ....        (21,588)        (0.41)          (24,083)         (0.46)            (21,229)         (0.43)
 Undisbursed loan funds .........        (17,559)        (0.33)          (19,368)         (0.37)            (14,685)         (0.30)
 Allowance for loan losses ......        (24,800)        (0.47)          (22,319)         (0.43)            (27,944)         (0.57)
                                     ---------------------------------------------------------------------------------------------
Total real estate loans, net ....      2,850,897         53.97         2,873,994          55.43           2,824,354          57.24
                                     ---------------------------------------------------------------------------------------------

Other loans
Loans on deposits ...............          8,021          0.15            14,496           0.28              16,836           0.34
Consumer and other loans ........        230,330          4.36           230,437           4.44             236,396           4.79
Commercial loans ................        134,784          2.55           106,098           2.05              94,045           1.91
                                     ---------------------------------------------------------------------------------------------
                                         373,135          7.06           351,031           6.77             347,277           7.04
Less
 Deferred fees and discounts ....             --            --                --             --                  (7)            --
 Undisbursed loan funds .........            (58)           --              (118)            --             (16,592)         (0.34)
 Allowance for loan losses ......        (12,649)        (0.24)          (13,029)         (0.25)            (11,835)         (0.24)
                                     ---------------------------------------------------------------------------------------------
Total other loans, net ..........        360,428          6.82           337,884           6.52             318,843           6.46
                                     ---------------------------------------------------------------------------------------------

Mortgage/asset-backed securities,
   net of discounts .............      2,070,827         39.21         1,973,146          38.05           1,791,353          36.30
                                     ---------------------------------------------------------------------------------------------

   Total loans and
     mortgage/asset-backed
     securities, net ............    $ 5,282,152        100.00%      $ 5,185,024         100.00%        $ 4,934,550         100.00%
                                     =============================================================================================

(1)   Includes renegotiated loans.

                                                                                December 31,
                                                           -------------------------------------------------------
                                                                    1997                        1996
                                                           -------------------------------------------------------
(dollars in thousands)                                        Balance   % of total            Balance   % of total
------------------------------------------------------------------------------------------------------------------
Real estate loans (1)
Conventional .......................................       $2,714,680        55.39%       $ 1,825,673        54.63%
Construction and development .......................           32,569         0.67             29,964         0.89
                                                           -------------------------------------------------------
                                                            2,747,249        56.06          1,855,637        55.52
Less
   Deferred fees and discounts .....................          (16,055)       (0.33)           (17,759)       (0.53)
   Undisbursed loan funds ..........................          (13,724)       (0.28)           (14,532)       (0.43)
   Allowance for loan losses .......................          (20,450)       (0.42)           (15,792)       (0.47)
                                                           -------------------------------------------------------
Total real estate loans, net .......................        2,697,020        55.03          1,807,554        54.09
                                                           -------------------------------------------------------

Other loans
Loans on deposits ..................................           17,473         0.36             15,441         0.46
Consumer and other loans ...........................          258,764         5.28            167,007         5.00
Commercial loans ...................................           88,315         1.80             18,548         0.55
                                                           -------------------------------------------------------
                                                              364,552         7.44            200,996         6.01
Less
   Deferred fees and discounts .....................              (14)          --                (23)          --
   Undisbursed loan funds ..........................          (16,211)       (0.33)            (3,086)       (0.09)
   Allowance for loan losses .......................           (9,500)       (0.19)            (3,413)       (0.10)
                                                           -------------------------------------------------------
Total other loans, net .............................          338,827         6.92            194,474         5.82
                                                           -------------------------------------------------------

Mortgage/asset-backed securities, net of discounts .        1,865,027        38.05          1,340,073        40.09
                                                           -------------------------------------------------------

   Total loans and mortgage/asset-backed
      securities, net ..............................       $4,900,874       100.00%       $ 3,342,101       100.00%
                                                           =======================================================

(1)   Includes renegotiated loans.

ASB's net loan and mortgage/asset-backed securities portfolio increase in 1997 was primarily due to the purchase of $0.9 billion of Hawaii-based BoA loans and the purchase of $0.8 billion in mortgage/asset-backed securities, primarily in anticipation of the BoA acquisition.

Origination, purchase and sale of loans. Generally, loans originated and purchased by ASB are secured by real estate located in Hawaii. As of December 31, 2000, approximately $48.5 million of loans purchased from other lenders were secured by properties located in the continental United States. For additional information, including information concerning the geographic distribution of ASB's mortgage/asset-backed securities portfolio and the geographic concentration of credit risk, see Note 15 to HEI's Consolidated Financial Statements.

The amount of loans originated during 2000, 1999, 1998, 1997 and 1996 were $530 million, $627 million, $631 million, $327 million and $498 million, respectively. The demand for loans is primarily dependent on the Hawaii real estate market and loan refinancing activity. The increase in loans originated in 1998 from 1997 was due primarily to higher refinancings. The decreases in loans originated in 2000, 1999 and 1997 from the prior year were due in part to a rise in interest rates and a slow Hawaii real estate market.

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

Construction and development lending. ASB provides both fixed and adjustable rate loans for the construction of one-to-four residential unit and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, all construction and development loans are priced higher than loans secured by completed structures. ASB's underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 2000, 1999 and 1998, construction and development loans represented 1.2%, 1.3% and 1.1%, respectively, of ASB's gross loan portfolio. Although construction and development loans are a small part of ASB's current loan portfolio, ASB recently enhanced its commercial real estate lending capabilities to diversify its loan portfolio and plans to increase construction and development lending in the future. See "Loan portfolio risk elements."

Multifamily residential and commercial real estate lending. Permanent loans secured by multifamily properties (generally apartment buildings), as well as commercial and industrial properties (including office buildings, shopping centers and warehouses), are originated by ASB for its own portfolio as well as for participation with other lenders. In 2000, 1999 and 1998, loan originations on these types of properties accounted for approximately 4.2%, 1.1% and 2.8%, respectively, of ASB's total mortgage loan originations. The objective of commercial real estate lending is to diversify ASB's loan portfolio.

Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB also offers VISA cards, automobile loans, general purpose consumer loans, home equity lines of credit, checking account overdraft protection and unsecured lines of credit. In 2000, 1999 and 1998, gross loan originations of these types accounted for approximately 19.1%, 23.4% and 15.3%, respectively, of ASB's total loan originations.

Corporate banking/commercial lending. ASB is authorized to make both secured and unsecured corporate banking loans to business entities. This lending activity is designed to diversify ASB's asset structure, shorten maturities, provide rate sensitivity to the loan portfolio and attract business checking deposits. ASB acquired $56.9 million of corporate banking loans from BoA in 1997 and has developed a larger corporate banking department. As of December 31, 2000, 1999 and 1998, corporate banking loans represented 4.2%, 3.6% and 2.8%, respectively, of ASB's total net loan portfolio.

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

ASB generally charges the borrower at loan settlement a loan origination fee of 1% of the amount borrowed. See the "Loan origination and commitment fees"
section in Note 1 to HEI's Consolidated Financial Statements.

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified in a real estate owned account until it is sold. ASB's real estate acquired in settlement of loans represented 0.15%, 0.08% and 0.10% of total assets at December 31, 2000, 1999 and 1998, respectively.

In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (renegotiated loans). ASB had no loans which were 90 days or more past due on which interest was being accrued as of the dates presented in the table below. The level of nonaccrual and renegotiated loans represented 1.5%, 2.3%, 3.1%, 2.4% and 2.5%, of ASB's total net loans outstanding at December 31, 2000, 1999, 1998, 1997 and 1996, respectively. The following table sets forth certain information with respect to nonaccrual and renegotiated loans as of the dates indicated:

                                                                    December 31,
                                          ----------------------------------------------------------------
(in thousands)                                    2000         1999         1998         1997         1996
----------------------------------------------------------------------------------------------------------
Nonaccrual loans--
Real estate
   1-4 unit residential ..............         $26,738      $43,750      $47,565      $36,812      $23,700
   Income property ...................          15,132       18,747       29,456       29,955       19,832
                                          ----------------------------------------------------------------
Total real estate ....................          41,870       62,497       77,021       66,767       43,532
Commercial ...........................           2,872        2,192        2,030          776          937
Consumer .............................           2,844        3,777        6,454        4,266        2,586
                                          ----------------------------------------------------------------
Total nonaccrual loans ...............         $47,586      $68,466      $85,505      $71,809      $47,055
                                          ================================================================

Renegotiated loans not included above--
Real estate
   1-4 unit residential ..............         $    48      $   876      $ 1,705      $ 2,264      $ 3,211
   Income property ...................              --        5,154       10,559           --           --
                                          ----------------------------------------------------------------
Total renegotiated loans .............         $    48      $ 6,030      $12,264      $ 2,264      $ 3,211
                                          ================================================================

ASB's policy generally is to place mortgage loans on a nonaccrual status (i.e., interest accrual is suspended) when the loan becomes 90 days or more past due or on an earlier basis when there is a reasonable doubt as to its collectability. Loans on nonaccrual status amounted to $47.6 million (1.4% of total loans), $68.4 million (2.1% of total loans), $85.5 million (2.6% of total loans), $71.8 million (2.3% of total loans) and $47.1 million (2.3% of total loans) at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

From 1996 through 1998, the increases in nonaccrual loans were a result of Hawaii's weak economy. In 1997, the $24.8 million increase in nonaccrual loans included a $13.1 million increase in nonaccruing, smaller balance residential loans and a $10.1 million increase in nonaccruing, income property real estate loans. In 1998, the $13.7 million increase in nonaccrual loans was primarily due to a $10.3 million increase in nonaccruing, smaller balance residential loans. In 2000 and 1999, the $20.9 million and $17.0 million, respectively, decrease in nonaccrual loans was primarily due to increased charge-offs and lower delinquencies.

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

The following table presents the changes in the allowance for loan losses for the years indicated.

                                                                Years ended December 31,
                                         -------------------------------------------------------------------
(dollars in thousands)                          2000          1999          1998          1997          1996
------------------------------------------------------------------------------------------------------------
Allowance for loan losses,
   beginning of year ..................      $35,348       $39,779       $29,950       $19,205       $12,916

Additions to provisions for loan losses       13,050        16,500        13,802         6,934         7,631
Allowance for losses on loans acquired
   from BoA ...........................           --            --            --         6,445            --

Net charge-offs
Real estate loans .....................        6,727        15,215         1,549           992           390
Other loans ...........................        4,222         5,716         2,424         1,642           952
                                         -------------------------------------------------------------------
Total net charge-offs .................       10,949        20,931         3,973         2,634         1,342
                                         -------------------------------------------------------------------

Allowance for loan losses, end of year       $37,449       $35,348       $39,779       $29,950       $19,205
                                         ===================================================================

Ratio of net charge-offs during the
    year to average loans outstanding .         0.34%         0.66%         0.13%         0.12%         0.07%
                                         ===================================================================

ASB's ratio of provisions for loan losses during the year to average loans outstanding was 0.41%, 0.52%, 0.45%, 0.32% and 0.41%, for 2000, 1999, 1998, 1997
and 1996, respectively. In 2000, ASB's allowance for loan losses increased by $2.1 million primarily due to lower net charge-offs as a result of lower delinquencies. In 1999, ASB's allowance for loan losses decreased by $4.4 million due to higher charge-offs and lower delinquencies. In 1999, management disposed of nonperforming loans at a loss, which resulted in higher charge-offs. ASB increased its allowance for loan losses by $9.8 million in 1998 and $10.7 million in 1997 to establish additional specific loss allowances and in response to a rising trend of delinquencies caused by Hawaii's weak economy. In 1997, a nonspecific allowance for loan losses amounting to approximately $6.4 million was recorded in assigning acquisition cost to the loans receivable acquired from BoA.

Investment activities

In recent years, ASB's investment portfolio consisted primarily of stock of the FHLB of Seattle, federal agency obligations and mortgage/asset-backed securities. As of December 31, 2000, most of ASB's investments were held-to-maturity with a small amount held as available-for-sale. ASB did not maintain a portfolio of securities held for trading during 1998, 1999 or 2000.

As of December 31, 2000, ASB's held-to-maturity investment portfolio, excluding mortgage/asset-backed securities, consisted of a $78.7 million investment in FHLB stock and a $13.1 million investment in collateralized debt obligations. As of December 31, 1999, ASB's investment in FHLB stock amounted to $73.8 million, investment in collateralized debt obligations amounted to $71.5 million and investment in federal agency obligations amounted to $41.5 million. As of December 31, 1998, ASB's investment in FHLB stock amounted to $68.6 million and investment in federal agency obligations amounted to $43.0 million. The weighted-average rate on investments during 2000, 1999 and 1998 was 5.62%, 6.81% and 6.23%, respectively. The amount that ASB is required to invest in FHLB stock is determined by regulatory requirements. See "Regulation and other matters--Savings bank regulation--Federal Home Loan Bank System."

In June 2000, the OTS advised ASB that four debt securities, in the original aggregate principal amount of $114 million, were impermissible investments under regulations applicable to federal savings banks. The securities, purchased through two brokers, are trust certificates which are rated Aaa as to principal repayment but not rated as to interest. The trust certificates represent (i) the right to receive the principal amount of the trust certificates at maturity from an Aaa-rated swap counterparty (principal swap) and (ii) the right to receive the cash flow received on subordinated notes (income class notes). In 2000, ASB reclassified these trust certificates from "held-to-maturity" status to "available-for-sale" status in its financial statements and recognized a $3.8 million net loss on the writedown of these securities to their estimated fair value. ASB recognizes interest income on these securities on a cash basis. Additional losses could result from the ultimate disposition of these securities, or if there is a further "other-than-temporary" decline in their fair value.

Because of the ongoing regulatory demands that ASB dispose of the securities, ASB plans to dispose of those four trust certificate investments by the end of the second quarter of 2001. ASB has demanded that the brokers who sold these securities agree to rescission of the transactions. One broker, through whom ASB purchased one issue of trust certificates for approximately $30 million, has arranged a transaction satisfactory to ASB. The transaction is anticipated to close on April 10, 2001 and is expected to result in the disposition of that trust certificate for an amount approximating ASB's original purchase price.

ASB has filed a lawsuit against the broker through whom the other three issues of trust certificates were purchased, seeking rescission and other remedies, including recovery of any losses ASB may incur as a result of its purchase and ownership of these trust certificates. ASB may also attempt to offer these trust certificates for private sale through another broker. If these efforts are unsuccessful, ASB currently plans to terminate each principal swap and to cause the related income class notes to be sold (or their value otherwise determined and paid to ASB in accordance with the trust agreement), with the proceeds to be paid to ASB. If this course of action is followed, HEI currently intends to submit a bid to purchase such income class notes.

Subsequent to yearend 2000, ASB reclassified a significant amount of securities from held-to-maturity to available-for-sale (see "Derivative instruments and hedging activities" in Note 1 to HEI's Consolidated Financial Statements at page 25 of HEI's Annual Report).

Deposits and other sources of funds

General. Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from the receipt of interest and principal on outstanding loans receivable and mortgage/asset-backed securities, borrowings from the FHLB of Seattle, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the FHLB continue to be a significant source of funds as the demand for deposits decreases due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's net interest income.

Deposits. ASB's deposits are obtained primarily from residents of Hawaii. In 2000, ASB had average deposits of $3.5 billion. Net savings outflow in 2000 was $11.6 million, excluding interest credited to deposit accounts, compared to a net savings outflow in 1999 of $478.5 million and in 1998 of $174.1 million. The higher net savings outflows in 1999 and 1998 were partly due to competition from the equity market and management's decision not to pursue high-priced certificates of deposit. In addition, during 1999, $235.2 million of collateralized deposits were reclassified to securities sold under agreements to repurchase. In the three years ended December 31, 2000, ASB had no deposits placed by or through a broker.

The following table illustrates the distribution of ASB's average deposits and average daily rates by type of deposit for the years indicated. Average balances for a year have been calculated using the average of monthend balances during the year.

                                                           Years ended December 31,
                              -----------------------------------------------------------------------------------
                                                2000                                      1999
                              ------------------------------------------------------------------------------------
                                                   % of       Weighted                        % of      Weighted
                                   Average        total        average       Average         total       average
(dollars in thousands)             balance      deposits        rate %       balance      deposits        rate %
------------------------------------------------------------------------------------------------------------------
Passbook accounts............      $1,058,763      29.9%         2.00%       $1,120,545       30.2%        2.31%
Negotiable Order of
   Withdrawal accounts.......         642,074      18.2          0.85           621,140       16.8         0.83
Money market accounts........         306,950       8.7          2.94           333,190        9.0         3.28
Certificate accounts.........       1,529,525      43.2          5.46         1,631,875       44.0         4.80
                              ------------------------------------------------------------------------------------
Total deposits...............      $3,537,312     100.0%         3.37%       $3,706,750      100.0%        3.25%
                              ====================================================================================

                                                              Year ended December 31, 1998
                                                   ------------------------------------------------
                                                      Average        % of total           Weighted
(dollars in thousands)                                balance          deposits      average rate %
---------------------------------------------------------------------------------------------------
Passbook accounts...............................   $1,152,048            29.8%                2.87%
Negotiable Order of Withdrawal accounts.........      616,612            16.0                 0.93
Money market accounts...........................      329,128             8.5                 3.94
Certificate accounts............................    1,762,758            45.7                 5.13
                                                   ------------------------------------------------
Total deposits..................................   $3,860,546           100.0%                3.68%
                                                   ================================================

At December 31, 2000, ASB had $411 million in certificate accounts of $100,000 or more, maturing as follows:

(in thousands)                                                       Amount
----------------------------------------------------------------------------
Three months or less..........................................      $132,049
Greater than three months through six months..................        73,386
Greater than six months through twelve months.................       125,857
Greater than twelve months....................................        79,780
                                                                 -----------
                                                                    $411,072
                                                                 ===========

Deposit-insurance premiums and regulatory developments. The Savings Association Insurance Fund (SAIF) insures the deposit accounts of ASB and other thrifts. The Bank Insurance Fund (BIF) insures the deposit accounts of commercial banks. The Federal Deposit Insurance Corporation (FDIC) administers the SAIF and BIF. In December 1997, ASB acquired BIF-assessable deposits as well as SAIF-assessable deposits from BoA.

The Deposit Insurance Funds Act of 1996 authorized a one-time deposit-insurance premium assessment by the FDIC of 65.7 cents per $100 of deposits insured by the SAIF and held as of March 31, 1995. ASB's assessment was $8.3 million after tax and was accrued in September 1996. The assessment resulted in a reduction of ASB's deposit-insurance premiums from 23 cents to 6.48 cents per $100 of deposits, effective January 1, 1997. With the reduction in deposit-insurance premiums, ASB's annual after-tax savings was approximately $2 million for 1997.

In December 1996, the FDIC adopted a risk-based assessment schedule for SAIF deposits, effective January 1, 1997, that was identical to the existing base rate schedule for BIF deposits: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 was the assessment to fund the Financing Corporation's (FICO's) interest obligations, which assessment was initially set at 6.48 cents per $100 of deposits for SAIF deposits and 1.3 cents per $100 of deposits for BIF deposits (subject to quarterly adjustment). By law, the FICO's assessment rate on deposits insured by the BIF had to be one-fifth the rate on deposits insured by the SAIF until January 1, 2000. Effective January 1, 2000, the assessment rate for funding FICO interest payments became identical for SAIF and BIF deposits at a rate of 2.12 cents per $100 of deposits. As a "well-capitalized" thrift, ASB's base deposit insurance premium effective for the December 31, 2000 quarterly payment is zero and its assessment for funding FICO interest payments is 1.96 cents per $100 of SAIF and BIF deposits, on an annual basis, based on deposits as of September 30, 2000.

Borrowings. ASB obtains advances from the FHLB of Seattle provided certain standards related to creditworthiness have been met. Advances are secured by a blanket pledge of mortgage/asset-backed securities and certain notes held by ASB and the mortgages securing them. To the extent that advances exceed the amount of mortgage loan collateral pledged to the FHLB of Seattle, the excess must be covered by qualified marketable securities held under the control of and at the FHLB of Seattle or at an approved third party custodian. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Seattle.

At December 31, 2000, 1999 and 1998, advances from the FHLB amounted to $1.2 billion, $1.2 billion and $0.8 billion, respectively. The weighted-average rates on the advances from the FHLB outstanding at December 31, 2000, 1999 and 1998 were 6.67%, 6.25% and 6.17%, respectively. The maximum amount outstanding at any monthend during 2000, 1999 and 1998 was $1.3 billion, $1.2 billion and $831 million, respectively. Advances from the FHLB averaged $1.3 billion, $965 million and $779 million during 2000, 1999 and 1998, respectively, and the approximate weighted-average rate thereon was 6.55%, 6.07% and 6.25%, respectively. During 1999 and 1998, increased advances were needed to support loan originations and purchases of mortgage/asset-backed securities.

Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the consolidated statements of financial condition. The securities underlying the agreements to repurchase continue to be reflected in the asset accounts. At December 31, 2000, 1999 and 1998, the entire outstanding amounts under these agreements of $597 million (including accrued interest of $5.5 million), $661 million (including accrued interest of $3.0 million) and $524 million (including accrued interest of $1.5 million), respectively, were to purchase identical securities. The weighted-average rates on securities sold under agreements to repurchase outstanding at December 31, 2000, 1999 and 1998 were 6.32%, 5.58% and 5.33%, respectively. The maximum amount outstanding at any monthend during 2000, 1999 and 1998 was $657 million, $661 million and $652 million, respectively. Securities sold under agreements to repurchase averaged $625 million, $540 million and $487 million during 2000, 1999 and 1998, respectively, and the approximate weighted-average interest rate thereon was 5.98%, 5.24% and 5.39%, respectively.

The following table sets forth information concerning ASB's advances from the FHLB and other borrowings at the dates indicated:

                                                                         December 31,
                                                       ------------------------------------------------
(dollars in thousands)                                        2000             1999              1998
-------------------------------------------------------------------------------------------------------
Advances from the FHLB..............................    $1,249,252       $1,189,081        $  805,581
Securities sold under agreements to repurchase......       596,504          661,215           523,800
                                                       ------------------------------------------------
Total borrowings....................................    $1,845,756       $1,850,296        $1,329,381
                                                       ================================================

Weighted-average rate...............................          6.56%            6.01%             5.84%
                                                       ================================================

Competition

The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of locations, hours and perceptions of the institution's financial soundness and safety. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. In Hawaii, there were 2 thrifts, 8 FDIC-insured banks and 105 credit unions at September 30, 2000. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. To meet competition, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, 68 convenient branch locations with interbranch deposit and withdrawal privileges at each branch and 147 convenient automated teller machines. ASB also conducts advertising and promotional campaigns.

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

Credit Union Developments. The 1934 Federal Credit Union Act states that credit union membership "shall be limited to groups having a common bond of occupation or association" or to groups in a well-defined geographical area. In 1982, the National Credit Union Administration expanded its definition of "common bond" to allow "multiple common bonds"--i.e., small businesses that lacked enough workers to form their own credit unions were allowed to join existing credit unions so long as each group of employees had its own "bond." Government officials estimate that this rule allowed credit unions to add approximately 15 million people to their membership rolls. In February 1998, the Supreme Court decided that this expanded definition of "common bond" was impermissible, holding that the 1934 law required all members of a credit union to share a single common bond. In August 1998, the Credit Union Membership Access Act became law, which, among other things, amended the 1934 law to retroactively authorize credit union membership based on multiple common bonds, as long as each of the relevant groups has (with some exceptions) fewer than 3,000 members. The Credit Union Membership Access Act also facilitates the ability of insured credit unions to convert to mutual savings banks or savings associations, and requires that insured credit unions meet capital standards similar to those enacted for banks and thrifts in 1991.

In December 1998, the National Credit Union Administration voted to adopt final rules to implement the Credit Union Membership Access Act. The new rules appear to favor the creation of larger credit unions by facilitating the merger of credit unions with fewer than 3,000 members. Several members of the House Banking Committee criticized the new rules as disregarding Congressional intent and indicated further legislation is possible. The American Bankers Association has filed a suit challenging the new rules. The U.S. District Court for the District of Columbia dismissed the suit and the dismissal is on appeal. It is too early to evaluate whether these developments will result in increased competition for ASB by credit unions.

See "Regulation--Federal Thrift Charter" in HEI's MD&A for a discussion of some of the uncertain effects on competition of the Gramm-Leach-Bliley Act of 1998.

International power--HEI Power Corp.

HEIPC, formed in March 1995, and its subsidiaries, formed from time-to-time, pursued independent power and integrated energy services projects in Asia and the Pacific.

The success of any project undertaken by the HEIPC Group in foreign countries will be dependent on many factors, including the economic, political, technological, regulatory and logistical circumstances surrounding each project, the nature of and parties to PPAs, currency exchange rate fluctuations and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by the HEIPC Group will be successfully completed or that the HEIPC Group's investment in any such project will not be lost, in whole or in part.

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

HEIII's long-term investments currently consist primarily of investments in leveraged leases. Since 1985, HEIII (then called HEIIC) has had a 15% ownership interest in an 818 MW coal-fired generating unit in Georgia, which is subject to a leveraged lease agreement. In 1987, HEIIC purchased commercial buildings on leasehold properties located in the continental United States, along with the related lease rights and obligations. These leveraged, purchase-leaseback investments include two major buildings housing operations of Hershey Foods in Pennsylvania and five supermarkets leased to The Kroger Co. in various states.

On March 6, 2000, a subsidiary of HEIII, HEIPC Philippines Holding Co., Inc., acquired a 50% interest in EPHE Philippines Energy Company, Inc. (EPHE), which was the owner of approximately 91.7% of the common stock of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. Due primarily to mounting losses resulting from fuel and currency price volatility, the Company wrote off this investment as of December 31, 2000. In February 2001, HEIPC Philippines Holding Co., Inc. filed an Amendment of the Fourth Article of the Corporation, which upon approval by the Philippines Securities and Exchange Commission (SEC), shortens the corporate life of HEIPC Philippines Holding Co., Inc. to a period ending February 28, 2001 or such other date as the Philippine SEC shall approve.

For a further discussion of the HEIPC Group, its operating losses, projects, investments and commitments, see the "International power" section in HEI's MD&A and Note 5 to HEI's Consolidated Financial Statements.

Management is evaluating HEIPC's overall international strategy and strategic alternatives, including continuing to hold, operate and develop its remaining projects, or selling some or all of these investments. Management has not established any formal plan. The Boards of Directors of HEI and HEIPC must approve the sale of any project and the infusion of additional capital into any project. The results of management's evaluation, and the ultimate financial effects of Board decisions to hold, develop or sell some or all of the projects cannot be determined at this time. The Company will not be investing in new international power projects during this period of evaluation.

Other

HEI Properties, Inc.

HEIDI Real Estate Corp., originally a subsidiary of HEIDI, was formed in February 1998. In September 1999, its name was changed to HEI Properties, Inc. (HEIPI) and HEIDI transferred ownership of HEIPI to HEI. HEIPI currently holds an investment in Utech Venture Capital Corporation and an investment in HMS Hawaii, a Hawaii limited partnership. It is expected that HEIPI will also hold real estate and related assets.

HEI Leasing, Inc.

HEI Leasing, Inc. was formed in February 2000 to own passive investments and real estate subject to leases. It currently holds no investments or real estate subject to leases.

The Old Oahu Tug Service, Inc.

On November 10, 1999, Hawaiian Tug & Barge Corp. changed its name to The Old Oahu Tug Service, Inc. (TOOTS). Prior to that date, HTB was the parent of Young Brothers, Limited. In November 1999, HTB sold substantially all of its operating assets and the stock of YB and ceased operations. HTB and its wholly owned subsidiary, YB, had been acquired by HEI in 1986. HTB had provided marine transportation services in Hawaii and the Pacific area, including charter tug and barge and harbor tug operations. YB, which is a regulated interisland cargo carrier, transports general freight and containerized cargo by barge on a regular schedule between all major ports in Hawaii.

Discontinued operations

For information concerning the Company's discontinued residential real estate development business conducted by MPC and its subsidiaries and its discontinued property and casualty insurance operations formerly conducted by HIG, see Note 16 to HEI's Consolidated Financial Statements.

Regulation and other matters

Holding company regulation

HEI and HECO are holding companies within the meaning of the Public Utility Holding Company Act of 1935 (1935 Act). However, under current rules and regulations, they are exempt from the comprehensive regulation of the SEC under the 1935 Act except for Section 9(a)(2) (relating to the acquisition of securities of other public utility companies) through compliance with certain annual filing requirements under the 1935 Act for holding companies which own utility businesses that are intrastate in character. The exemption afforded HEI and HECO may be revoked if the SEC finds that such exemption "may be detrimental to the public interest or the interest of investors or consumers." HEI and HECO may own or have interests in foreign utility operations without adversely affecting this exemption so long as the requirements of other exemptions under the 1935 Act are satisfied. HEI has obtained the PUC certification which is a prerequisite to obtaining an exemption for foreign utility operations and to the Company's maintenance of its exemption under the 1935 Act if it acquires such ownership interests. In 1996, HEI filed with the SEC a Form U-57, "Notification of Foreign Utility Company Status," on behalf of HEI Power Corp. Guam (for the HEIPC Group's Guam project). In 1998, HEI filed two Forms U-57 on behalf of Baotou Tianjiao Power Co., Ltd. (for the HEIPC Group's China project) and on behalf of Cagayan Electric Power & Light Co., Inc. (for the HEIPC Group's investment in that entity). In March 2000, HEI filed a Form U-57 on behalf of EAPRC (for the HEIPC Group's investment in that entity).

Legislation has been introduced in Congress in the past that would repeal the 1935 Act, leaving the regulation of utility holding companies to be governed by other federal and state laws. Management cannot predict if similar legislation will be proposed or enacted in the future or the final form it might take.

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

OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. Such restrictions, if applicable to HEI and HEIDI, would significantly limit the kinds of activities in which HEI and HEIDI and their subsidiaries may engage. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the qualified thrift lender (QTL) test discussed below. See "Savings bank regulation--Qualified thrift lender test." ASB must continue to meet the qualified thrift lender test in order to avoid restrictions on the activities of HEI and HEIDI and their subsidiaries which could result in a need to divest ASB. ASB met the QTL test at all times during 2000.

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

For a description of an OTS proposal which would require advance notice for certain savings and loan holding companies' activities, see "OTS proposal"
section in HEI's MD&A. The OTS is in the process of reviewing the strongly critical comments received on the proposal, and OTS senior staff has indicated that substantial revisions are likely to be made. However, the OTS has also stated that it continues to be concerned "with complex and highly leveraged holding company structures in which the thrift is dependent on the financial or managerial resources of its parent organization."

ASB Realty Corporation, a subsidiary of ASB, is licensed as a nondepository financial services loan company under the Hawaii Code of Financial Institutions. As a result of its direct or indirect voting control of ASB Realty Corporation, each of HEI, HEIDI and ASB has registered as a "Financial Institution Holding Company" and an "Institution-Affiliated Party" under the Hawaii Code. As a Financial Institution Holding Company, HEI, HEIDI and ASB are subject to examination by the Hawaii Commissioner of Financial Institutions to determine whether their respective conditions or activities are jeopardizing the safety and soundness of ASB Realty Corporation's operations. However, the Hawaii Commissioner is authorized to conduct such an examination only if the Hawaii Commissioner has good cause to believe that the holding company is experiencing financial adversity which might have a material negative impact on the safety and soundness of ASB Realty Corporation.

The Hawaii Commissioner has authority to issue a cease and desist order to ASB Realty Corporation, ASB, HEIDI and HEI, if, for example, the Commissioner has reasonable grounds to believe that such entity is violating or about to violate the Hawaii Code or is engaged in or about to engage in illegal, unauthorized, unsafe or unsound practices. In appropriate circumstances, the Commissioner may also have authority to order ASB Realty Corporation to correct any impairment of its capital and surplus and to prohibit ASB, HEIDI and HEI from participating in the affairs of ASB Realty Corporation.

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

The abilities of certain of HEI's subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization, the electric utility subsidiaries would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. The consolidated common stock equity of HEI's electric utility subsidiaries was 51% of their total capitalization (including the current maturities of long-term debt, but excluding short-term borrowings) as of December 31, 2000. As of December 31, 2000, HECO and its subsidiaries had net assets of $825 million, of which approximately $432 million were not available for transfer to HEI without regulatory approval.

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

As a Tier-1 institution (one that meets its capital requirements and has not been notified by the OTS that it is in need of more than normal supervision), ASB may make capital distributions in amounts up to one-half of ASB's surplus capital (the amount of its capital in excess of its capital requirement) at the beginning of a calendar year, plus its year-to-date net income for that calendar year. ASB, as a Tier-1 institution, may exceed the foregoing limits if ASB provides a thirty-day advance notice to the OTS and receives no objection within thirty days. However, even in the case of distributions within the permissible limits, a thirty-day advance notice to the OTS is required.

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

Electric utility regulation

The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of HECO and its electric utility subsidiaries. See the previous discussions under "Electric utility--Rates" and "Electric utility--Rate requests" and the "Regulation of electric utility rates" and "Recent rate requests" sections in HECO's MD&A.

Any adverse decision or policy made or adopted by the PUC, or any prolonged delay in rendering a decision, could have a material adverse effect on consolidated HECO's and the Company's financial condition, results of operations or liquidity.

The PUC has ordered the electric utility subsidiaries to develop plans for the integration of demand- and supply-side resources available to meet consumer energy needs efficiently, reliably and at the lowest reasonable cost. See the previous discussion under "Electric utility--Integrated resource planning and requirements for additional generating capacity."

On December 30, 1996, the PUC issued an order instituting a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See the previous discussion under "Electric utility--Competition."

Certain transactions between HEI's electric public utility subsidiaries (HECO, MECO and HELCO) and HEI and affiliated interests, are subject to regulation by the PUC. All contracts (including summaries of unwritten agreements), made on or after July 1, 1988 of $300,000 or more in a calendar year for management, supervisory, construction, engineering, accounting, legal, financial and similar services and for the sale, lease or transfer of property between a public utility and affiliated interests must be filed with the PUC to be effective, and the PUC may issue cease and desist orders if such contracts are not filed. All such affiliated contracts for capital expenditures (except for real property) must be accompanied by comparative price quotations from two nonaffiliates, unless the quotations cannot be obtained without substantial expense. Moreover, all transfers of $300,000 or more of real property between a public utility and affiliated interests require the prior approval of the PUC and proof that the transfer is in the best interest of the public utility and its customers. If the PUC, in its discretion, determines that an affiliated contract is unreasonable or otherwise contrary to the public interest, the utility must either revise the contract or risk disallowance of the payments for ratemaking purposes. In ratemaking proceedings, a utility must also prove the reasonableness of payments made to affiliated interests under any affiliated contract of $300,000 or more by clear and convincing evidence. An "affiliated interest" is defined by statute and includes officers and directors of a public utility, every person owning or holding, directly or indirectly, 10% or more of the voting securities of a public utility, and corporations which have in common with a public utility more than one-third of the directors of that public utility.

In January 1993, to address community concerns expressed at the time, HECO proposed that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. The PUC opened a docket and initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices had resulted in or were having any negative effects on HECO, its electric utility subsidiaries and ratepayers. In May 1994, the PUC selected a consultant, Dennis Thomas and Associates, to perform the review. In early 1995, Dennis Thomas and Associates issued its report (the Thomas report) to the PUC. The Thomas report concluded that "on balance, diversification has not hurt electric ratepayers." Other major findings were that (1) no utility assets have been used to fund HEI's nonutility investments or operations, (2) management processes within the electric utilities operate without interference from HEI and (3) HECO's access to capital did not suffer as a result of HEI's involvement in nonutility activities and that diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by HECO's utility customers. The Thomas report also included a number of recommendations, most of which the Company has implemented. In December 1996, the PUC issued an order that adopted the Thomas report in its entirety, ordered HECO to continue to provide the PUC with status reports on its compliance with the PUC agreement (pursuant to which HEI became the holding company of HECO) and closed the investigation and proceeding. The PUC has not required that the Company implement all of the recommendations in the Thomas report. In the order, the PUC also stated that it adopted the recommendation of the DOD that HECO, MECO and HELCO present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove such effects from the cost of capital. In its rate increase application filed in the first quarter of 1998, MECO provided an affidavit of a consultant retained by Dennis Thomas and Associates for the review. The consultant stated that "the methodology used to establish the allowed rate of return for electric utility operations inherently avoids any bias which might be introduced by HEI's diversified activities," and further stated that the findings of the comprehensive review conducted for the Thomas report with respect to the availability and cost of capital to HEI and its utility subsidiaries would not be expected to be materially different from those adopted by the PUC in December 1996. The consultant reached similar conclusions in an affidavit provided with HELCO's rate increase application filed in October 1999, which was updated by an affidavit provided with HELCO's rebuttal testimonies filed in June 2000. See also "Holding company regulation."

HECO and its subsidiaries are not subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act, except under Sections 210 through 212 (added by Title II of PURPA and amended by the Energy Policy Act of 1992), which permit the Federal Energy Regulatory Commission to order electric utilities to interconnect with qualifying cogenerators and small power producers, and to wheel power to other electric utilities. Title I of PURPA, which relates to retail regulatory policies for electric utilities, and Title VII of the Energy Policy Act of 1992, which creates "exempt wholesale generators" (EWGs) as a category that is exempt from the 1935 Act and addresses transmission access, also apply to HECO and its subsidiaries. The Company cannot predict the extent to which cogeneration, EWGs or transmission access will reduce its electrical loads, reduce its current and future generating and transmission capability requirements or affect its financial condition, results of operations or liquidity.

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

Deposit insurance coverage. The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Corporation Insurance Act of 1991 (FDICIA), and regulations promulgated by the FDIC, govern insurance coverage of deposit amounts. Generally, the deposits maintained by a depositor in an insured institution are insured to $100,000, with the amount of all deposits held by a depositor in the same capacity (even if held in separate accounts) aggregated for purposes of applying the $100,000 limit. For example, all deposits held in a depositor's individual capacity are aggregated with each other but not with deposits maintained by such depositor and his or her spouse in a qualifying joint account, these latter joint deposits being separately insured to an aggregate of $100,000. An individual's interest in deposits at the same institution in any combination of certain retirement accounts and employee benefit plans will be added together and insured up to $100,000 in the aggregate.

Institutions that are "well capitalized" under the FDIC's prompt corrective action regulations are generally able to provide "pass-through" insurance coverage (i.e., insurance coverage that passes through to each owner/beneficiary of the applicable deposit) for the deposits of most employee benefit plans (i.e., $100,000 per individual participating, not $100,000 per plan). Consequently, the FDIC deposit insurance regulations require financial institutions to provide employee benefit plan depositors information, not otherwise available, on the institution's capital category and whether "pass-through" deposit insurance is available. As of December 31, 2000, ASB was "well capitalized."

Federal thrift charter. See "Federal Thrift Charter" on page 9 of HEI's MD&A.

Recent legislation. The Gramm-Leach-Bliley Act of 1998 (the Act) might result in increased costs for ASB. For example, the Act imposes on financial institutions an obligation to protect the security and confidentiality of its customers' nonpublic personal information, and on February 1, 2001, the FDIC and OTS issued final guidelines for the establishment of standards for safeguarding such information, which guidelines will be effective from July 1, 2001. ASB currently has in place a policy concerning customer privacy and believes that any additional compliance costs will not be significant. The Act also requires public disclosure of certain agreements entered into by insured depository institutions and their affiliates in fulfillment of the Community Reinvestment Act of 1977, and the filing of an annual report with the appropriate regulatory agencies. On January 10, 2001, the FDIC and the OTS issued final rules implementing these provisions of the Act, effective from April 1, 2001. Although ASB is currently assessing the regulatory burden imposed by these new rules, ASB believes that any additional compliance costs will not be significant.

Capital requirements. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), the OTS has set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. As of December 31, 2000, ASB was in compliance with all of the minimum standards with a core capital ratio of 6.1% (compared to a 4.0% requirement), a tangible capital ratio of 6.1% (compared to a 1.5% requirement) and risk-based capital ratio of 11.4% (based on risk-based capital of $380.3 million, $112.3 million in excess of the 8.0% requirement).

Effective April 1, 1999, the OTS revised its risk-based capital standards as part of the effort by the OTS, FDIC, the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency to implement the provisions of the Riegle Community Development and Regulatory Improvement Act of 1994, which requires these agencies to work together to make uniform their respective regulations and guidelines implementing common statutory or supervisory policies. These OTS revisions affect the risk-based capital treatment of: (1) construction loans on presold residential properties; (2) junior liens on 1- to 4-family residential properties; (3) investments in mutual funds; and (4) the core capital leverage ratio for institutions which do not have a composite rating of "1" under the Uniform Financial Institution Rating System (i.e., the CAMELS rating system). Under the new rules, an institution with a composite rating of "1" under the CAMELS rating system must maintain core capital in an amount equal to at least 3% of adjusted total assets. All other institutions must maintain a minimum core capital of 4% of adjusted total assets, and higher capital ratios may be required if warranted by particular circumstances. As of December 31, 2000, ASB met the minimum core capital requirement of 4% of adjusted total assets.

On March 14, 2001, the OTS announced proposed rule making that would reduce certain capital burdens on thrifts by, among others, permitting one-to four-family residential mortgage loans to qualify for a 50% risk rate in calculating capital charges for so long as such loans have a loan-to-value ratio of less than 90%, are not more than 90 days delinquent and are prudently underwritten. Under existing regulation, the maximum loan-to-value ratio for such loans to qualify for a 50% risk ratio is 80% at origination. In addition, the OTS proposed to eliminate the requirement that a thrift must deduct from total capital the portion of a land loan or non-residential construction loan that exceeds an 80% loan-to-value ratio.

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

Financial Derivatives and Interest Rate Risk. In 1996, the Board of Governors of the Federal Reserve System, the FDIC and the Office of the Comptroller of the Currency issued a joint agency policy statement to bankers to provide guidance on sound practices for managing interest rate risk. However, the OTS has elected not to pursue a standardized policy towards interest rate risk and investment and derivatives activities with the other federal banking regulators.

On December 1, 1998, the OTS issued final rules on financial derivatives, effective January 1, 1999. The OTS views these final rules as consistent with, although more detailed than, the 1996 joint policy statement. The purpose of these rules is to update the OTS rules on financial derivatives, which had remained virtually unchanged for over 15 years. Most significantly, the new rules address interest rate swaps, a derivative instrument commonly used by thrifts to manage interest rate risk which was not addressed in the prior OTS rules. Currently ASB does not use interest rate swaps to manage interest rate risk, but may do so in the future. Generally speaking, the new rules permit thrifts to engage in transactions involving financial derivatives to the extent these transactions are otherwise authorized under applicable law and are safe and sound.

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

On March 14, 2001, the OTS announced proposed rule making that would eliminate the interest rate risk component of the OTS's risk-based capital regulations. As a result of waivers granted by the Acting OTS Director, these regulations had never gone into effect and the OTS had relied instead on the interest rate risk guidelines of TB 13a, which would continue in effect even if the risk-based capital regulations are eliminated. If its interest ratio risk regulations are eliminated, OTS proposes to apply a 100% risk weight to all stripped, mortgage-related securities regardless of issuer or guarantor.

TB 13a updates the OTS's minimum standards for thrift institutions' interest rate risk management practices with regard to board-approved risk limits and interest rate risk measurement systems, and makes several significant changes. First, under TB 13a, institutions no longer set board-approved limits or provide measurements for the plus and minus 400 basis point interest rate scenarios prescribed by the original TB 13. TB 13a also changes the form in which those limits should be expressed. Second, TB 13a provides guidance on how the OTS will assess the prudence of an institution's risk limits. Third, TB 13a raises the size threshold above which institutions should calculate their own estimates of the interest rate sensitivity of Net Portfolio Value (NPV) from $500 million to $1 billion in assets. Fourth, TB 13a specifies a set of desirable features that an institution's risk measurement methodology should utilize. Fifth, TB 13a provides an extensive discussion of "sound practices" for interest rate risk management.

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

Liquidity. On March 14, 2001, the OTS announced an interim rule eliminating the requirement that thrifts maintain an average daily balance of liquid assets of at least 4% of their liquidity base. On an interim basis, the OTS will rely on the general requirement under existing regulations that thrifts must maintain sufficient liquidity to ensure safe and sound operations. The OTS has invited comments on whether it should provide further guidance on the safety and soundness requirement.

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

A savings association that is "undercapitalized" or "significantly undercapitalized" is subject to additional mandatory supervisory actions and a number of discretionary actions if the OTS determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the SAIF. A savings association that is "critically undercapitalized" must be placed in conservatorship or receivership within 90 days, unless the OTS and the FDIC concur that other action would be more appropriate.

Interest rates. FDIC regulations restrict the ability of financial institutions that are not "well capitalized" to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2000, ASB was "well capitalized" and thus not subject to these interest rate restrictions.

Qualified thrift lender test. FDICIA amended the QTL test provisions of FIRREA by reducing the percentage of assets thrifts must maintain in "qualified thrift investments" from 70% to 65%, and changing the computation period to require that the percentage be reached on a monthly average basis in nine out of the previous 12 months. The 1997 Omnibus Appropriations Act expanded the types of loans that constitute "qualified thrift investments" from the traditional category of housing-related loans to include small business loans, education loans, loans made through credit card accounts, as well as a basket of other consumer loans and certain other types of assets not to exceed 20% of total assets. Savings associations that fail to satisfy the QTL test by not holding the required percentage of "qualified thrift investments" are subject to various penalties, including limitations on their activities. Failure to satisfy the QTL test would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries and could effectively result in the required divestiture of ASB. At all times during 2000, ASB was in compliance with the QTL test. See "Holding company regulation."

Federal Home Loan Bank System. ASB is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB System provides a central credit facility for member institutions. Historically, the FHLBs have served as the central liquidity facilities for savings associations and sources of long-term funds for financing housing. As a consequence of the Gramm-Leach-Bliley Act, the requirement that FHLB members have at least 10% of their assets in residential mortgage loans has been eliminated for so-called community financial institutions (i.e., financial institutions with assets of less than $500 million), and federal home loan banks have been authorized to act as sources of long-term funds for such community financial institutions for loans to small businesses, small farms and small agribusinesses. Because ASB is not a community financial institution, long-term advances to ASB may only be made for the purpose of providing funds for financing residential housing. At such time as an advance is made to ASB or renewed, it must be secured by collateral from one of the following categories: (1) fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. Government or any agency thereof; (3) FHLB deposits; and (4) other real estate-related collateral that has a readily ascertainable value and with respect to which a security interest can be perfected. The aggregate amount of outstanding advances secured by such other real estate-related collateral may not exceed 30% of the member's capital.

ASB, as a member of the FHLB of Seattle, is required to own shares of capital stock in the FHLB of Seattle in an amount equal to the greater of 1% of ASB's aggregate unpaid residential loan principal at the beginning of each year, 0.3% of total assets or 5% of FHLB advances outstanding. However, as a result of the Gramm-Leach-Bliley Act, each regional FHLB is required to formulate and submit for Federal Housing Finance Board (Board) approval a plan to meet new minimum capital standards to be promulgated by the Board. The Board issued the final regulations establishing the new minimum capital standards on January 30, 2001. As mandated by Gramm-Leach-Bliley, these regulations require each FHLB to maintain a minimum total capital leverage ratio of 5% of total assets and include risk-based capital standards requiring each FHLB to maintain permanent capital in an amount sufficient to meet credit risk and market risk. Each FHLB has until October 29, 2001 to submit for Board approval a plan to meet these new minimum capital standards. Until the plan to be submitted by the FHLB of Seattle has been approved, ASB will be required to continue to own shares of capital stock in the FHLB of Seattle in accordance with the percentages specified above. After the plan is approved, ASB's obligation to own shares of capital stock in the FHLB of Seattle will be governed by the plan. Because of the uncertainty resulting from prospective admission to the FHLB System of community financial institutions and the new purposes for which these community financial institutions are permitted to obtain advances from FHLB regional banks, as well as because the FHLB of Seattle has not yet formulated its plan to satisfy the new minimum capital standards, it cannot be known at this time what impact the ultimate plan formulated by the FHLB of Seattle and approved by the Board might have on ASB.

Community Reinvestment. In 1977, Congress enacted the Community Reinvestment Act
(CRA) to ensure that banks and thrifts help meet the credit needs of their communities, including low- and moderate-income areas, consistent with safe and sound lending practices. The OTS will consider ASB's CRA record in evaluating an application for a new deposit facility, including the establishment of a branch, the relocation of a branch or office, or the acquisition of an interest in another bank or thrift. ASB received a CRA rating of "outstanding" from the OTS in December 1997 and such rating was reaffirmed in March 2000.

The Gramm-Leach-Bliley Act included a so-called "sunshine amendment" to the CRA which requires, among other things, the disclosure of loans and other payments made after November 12, 1999 to community groups by financial institutions to satisfy the CRA. The Act directs the regulatory agencies, including the FDIC and the OTS, to prescribe procedures designed to ensure and monitor compliance with the "sunshine amendment." The FDIC and OTS issued final rules implementing these provisions of the Act, effective April 1, 2001. ASB is currently assessing the burden imposed by these new rules, but does not believe that the related compliance costs will be significant.

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

In April 1997, HECO, on behalf of HELCO, notified the DOH that it became aware that industrial oily wastewater was discharging into HELCO's Waimea facility's dry well system in noncompliance with the facility's UIC permit. The discharge of oily wastewater was stopped and, in May 1997, a written incident report was submitted to the DOH. The DOH issued a Notice of Apparent Violation. The well was cleaned and, in January 1998, the DOH issued an NOV imposing a civil penalty fine on HELCO of $36,000, which HELCO paid. The DOH then closed this case. In January 1999, however, oil was re-discovered in the dry well and the DOH was notified. The reappearance of oil in the well is believed to be related to seepage of residual subsurface oil into the well due to heavy rainfall. The well was cleaned out and is being monitored. HECO, on behalf of HELCO, submitted a status report to the DOH in February 1999 and no further action by the DOH is expected.

In September 1999, the EPA conducted unannounced National Pollutant Discharge Elimination System permit compliance inspections at HECO's Waiau and Honolulu generating stations. The resulting compliance inspection report issued by the EPA on December 22, 1999 cited procedural deficiencies in HECO's self-monitoring program. HECO submitted a response to the EPA's findings on January 27, 2000 and HECO has addressed the cited deficiencies. In September 2000, HECO and the EPA signed consent agreements under which HECO was required to pay $200,000 in penalties. The consent agreements were published in the Federal Register for public comment on October 23, 2000. Having received no significant comments, the EPA signed the Final Order on December 15, 2000. HECO paid the fines in the first quarter of 2001.

By letter dated February 13, 2001, the DOH disapproved HELCO's current UIC permit renewal application for the Keahole power plant. The disapproval was based on purported inaccuracies in the application, including certain operations that the DOH considers to be related to the EPA's NOV regarding pre-PSD construction. Alternative permitting options are being investigated with the DOH to provide interim regulatory coverage for the existing injection wells until such time as other air permit and land use issues can be resolved.

Air quality controls. The generation stations of the utility subsidiaries operate under air pollution control permits issued by the DOH and, in a limited number of cases, by the EPA. The entire electric utility industry is affected by the 1990 Amendments to the Clean Air Act. Hawaii utilities may be affected by the air toxics provisions (Title III) when the Maximum Allowable Control Technology (MACT) emission standards are proposed for generation units. Hawaii utilities are affected by the operating permit provisions (Title V). Title V permits have been issued for Honolulu, Maalaea, Lanai City, Miki Basin, Hill-Kanoelehua, Shipman, Kahului and Palaau Power Plants. Several other Title V permits are still pending.

Initial source tests in December 1989 and subsequent retesting for HELCO's CT-2 generating unit indicated particulate emissions above permitted levels. Following analysis, HECO (on behalf of HELCO) proposed in November 1990 that the permitted particulate limit be increased. By letter dated April 13, 1992, the EPA concurred that revision is warranted. The DOH issued an NOV on August 17, 1992 for the noncomplying emissions. HECO and HELCO worked with the DOH, the manufacturer and a consultant to determine an appropriate new emission limit for particulates as well as oxides of nitrogen. In accordance with discussions with the DOH, CT-2 continues to operate pending issuance of a revised permit. On January 20, 1998, the DOH issued an NOV to HELCO for noncomplying emissions from March 16, 1993 through December 20, 1994 and from March 22, 1996 through November 6, 1997. HELCO paid fines totaling $22,100 in the settlement of both the 1992 and 1998 NOVs. Unit CT-2 is currently operating within all permit limits by virtue of its having passed its November 1997, November 1998, July 1999 and August 2000 source tests. The DOH has prepared a draft permit for CT-2 with revised limits for emissions of particulates and nitrogen oxides and will be scheduling a public hearing.

For other air permit issues relating to HELCO, see the previous discussion under "HELCO power situation--PSD permit."

On July 16, 1997, the EPA adopted national ambient air quality standards for certain particulate matter and ozone. The new standards were challenged by several states and private parties in the U.S. Court of Appeals for the District of Columbia and that court issued rulings adverse to the EPA in May 1999. The EPA's request for a rehearing was denied by the D.C. Circuit Court in October 1999. In January 2000, the EPA filed an appeal to the U.S. Court. In February 2001, the U.S. Supreme Court issued a ruling upholding in part and reversing in part the decision of the D.C. Circuit Court. The case was remanded to the D.C. Circuit Court for further proceedings. The eventual outcome of this suit and the ultimate impact on the Company of whatever standards are ultimately implemented by the EPA, cannot be predicted at this time.

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

Whether on a federal or state level, RCRA provisions identify certain wastes as hazardous and set forth measures that must be taken in the transportation, storage, treatment and disposal of these wastes. Some of the wastes generated at steam electric generating stations possess characteristics which make them subject to these EPA regulations. Since October 1986, all HECO generating stations have operated RCRA-exempt wastewater treatment units to treat potentially regulated wastes from occasional boiler waterside and fireside cleaning operations. Steam generating stations at MECO and HELCO also operate similar RCRA-exempt wastewater management systems. In March 1990, the EPA changed RCRA testing requirements used to characterize a waste as hazardous which potentially affected the hazardous waste generating status of all facilities. The electric utilities' waste characterization programs continue to demonstrate the adequacy of the existing treatment systems. Waste recharacterization studies indicate that treatment facility wastestreams are nonhazardous.

The EPA issued a final regulatory determination on May 22, 2000, concluding that fossil fuel combustion wastes do not warrant regulation as hazardous under Subtitle C of RCRA. This determination retains (or maintains) the existing hazardous waste exemption for these types of wastes. It also allows for more flexibility in waste management strategies.

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

By letter dated September 30, 1999, HECO received a NOV from the DOH for alleged storage of hazardous waste in the sludge drying bed at Kahe power plant without a permit. Previously, in March 1999, HECO had voluntarily notified the EPA and the DOH upon discovering unusually high levels of selenium in the drying bed. The source of the selenium was unexplained, as all sludge had been tested and documented as nonhazardous prior to being placed into the drying bed. Following notification of the EPA and the DOH, HECO initiated an investigation to characterize the site and to determine the source of the contamination, and submitted a proposed corrective action plan to the DOH in April 1999. The source of the selenium remains unknown. The NOV identified the DOH's desired revisions to the corrective action plan. Revisions were completed and submitted to the DOH in October 1999. In November 1999, HECO received written approval from the DOH to implement the corrective action plan. HECO completed the cleanup of the drying bed on January 14, 2000 and submitted a corrective action report, which was approved by the DOH. By letter dated May 17, 2000, the DOH stated that HECO had completed its corrective action requirements. The DOH imposed no monetary penalty. To minimize any recurrence, HECO also prepared a sludge management plan that was approved by the DOH.

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

The DOH conducted UST inspections at HELCO's Kona and Kanoelehua operations centers (May 1998); MECO's Kahului T&D baseyard (June 1998); and HECO's Waiau power plant (August 1998), Koolau Baseyard (August 1998) and Kahe power plant (September 1998). Both HELCO facilities were found to be operating in compliance with UST regulations. The DOH subsequently issued NOVs for alleged deficiencies in compliance with UST requirements for MECO's and HECO's facilities. MECO received an NOV in July 1998 for the Kahului baseyard. MECO completed corrective measures and submitted certifications of compliance status to the DOH in March 1999. The DOH issued NOVs to HECO for the Koolau and Kahe facilities in December 1998, and for the Waiau facility in January 1999. HECO completed corrective measures and submitted certifications of compliance status to the DOH for Koolau and Kahe in January 1999, and Waiau in February 1999. No additional enforcement actions by the DOH are anticipated at this time.

In removing an existing UST system during a tank replacement project in October 1999, HELCO found petroleum contamination beneath the fuel dispenser system at HELCO's Kanoelehua Baseyard. HELCO submitted a release notification letter to the DOH on October 20, 1999. HELCO excavated and disposed of approximately 350 cubic yards of clean soil and 83 cubic yards of impacted soil at the West Hawaii Sanitary Landfill. HELCO submitted a UST closure report to the DOH on January 14, 2000. There remains some subsurface contamination. The DOH subsequently issued a letter in January 2000 requiring the further delineation of contaminated soils and determination of the need for a ground water monitoring well. HELCO submitted a Short Term Release Report to the DOH in April 2000. HELCO conducted additional soil sampling and installed a groundwater monitoring well per DOH requirements. Sample results indicated that the DOH cleanup levels had been met. HELCO submitted a report and a request for "No Further Action" to the DOH on August 8, 2000.

The Emergency Planning and Community Right-to-Know Act under Superfund Amendments and Reauthorization Act Title III requires HECO, MECO and HELCO to report potentially hazardous chemicals present in their facilities in order to provide the public with information on these chemicals so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. All HECO, MECO and HELCO facilities are in compliance with applicable annual reporting requirements to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments. In September 1995, the EPA published a notice of proposed rule making to expand the types of industries required to file annual Toxics Release Inventory reports (i.e., to report facility releases of toxic chemicals). Effective January 1, 1998, the final rule included the steam electric category that was previously exempt from Toxics Release Inventory reporting requirements. The electric utilities implemented actions to comply with reporting requirements. HECO, MECO and HELCO filed release reports for 1998 and 1999 with the EPA before the required deadlines.

The Toxic Substances Control Act regulations specify procedures for the handling and disposal of polychlorinated biphenyls (PCB), a compound found in transformer and capacitor dielectric fluids. HECO and its subsidiaries instituted procedures to monitor compliance with these regulations. In addition, HECO implemented a program to identify and replace PCB transformers and capacitors in the HECO system. All HECO, MECO and HELCO facilities are currently believed to be in compliance with PCB regulations. In 1998, the EPA published the final rule on the PCB disposal amendments. The rule provides flexibility in selecting disposal technologies for PCB wastes and expands the list of available decontamination procedures; provides less burdensome mechanisms for obtaining EPA approval for a variety of activities; clarifies and/or modifies certain provisions where implementation questions have arisen; modifies the requirements regarding the use and disposal of PCB equipment; and addresses outstanding issues associated with the notification and manifesting of PCB wastes and changes in the operation of commercial storage facilities. This rule streamlines procedures and focuses on self-implementing requirements and the elimination of duplication. Some activities currently requiring PCB disposal approvals will no longer require those approvals. The EPA believes that this rule will result in substantial cost savings to the regulated community while protecting against unreasonable risk of injury to health and the environment from exposure to PCBs.

The Hawaii Environmental Response Law (ERL), as amended, governs releases of hazardous substances, including oil, in areas within the state's jurisdiction. Responsible parties under the ERL are jointly, severally and strictly liable for a release of a hazardous substance into the environment. Responsible parties include owners or operators of a facility where a hazardous substance comes to be located and any person who at the time of disposal of the hazardous substance owned or operated any facility at which such hazardous substance was disposed. The DOH issued final rules (or State Contingency Plan) implementing the ERL on August 17, 1995. Potential exposure to liability under the ERL/State Contingency Plan is associated with the release of regulated substances, including oil, to the environment.

For information regarding the investigation of the Honolulu Harbor area, see
Note 3 to HEI's Consolidated Financial Statements and Note 11 to HECO's Consolidated Financial Statements.

ASB may be subject to the provisions of Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and regulations promulgated thereunder. CERCLA imposes liability for environmental cleanup costs on certain categories of responsible parties, including the current owner and operator of a facility and prior owners or operators who owned or operated the facility at the time the hazardous substances were released or disposed. CERCLA exempts persons whose ownership in a facility is held primarily to protect a security interest, provided that they do not participate in the management of the facility. Although there may be some risk of liability for ASB for environmental cleanup costs, the Company believes the risk is not as great for ASB, which specializes in residential lending, as it may be for other depository institutions which have a larger portfolio of commercial loans.

For information about environmental conditions at the power plant in Guam operated by HEI Power Corp. Guam, see the "International power" section in HEI's MD&A.

Securities ratings

As of March 12, 2001, the Standard & Poor's (S&P) and Moody's Investors Service's (Moody's) ratings of HEI's and HECO's securities were as follows:

                                                              S&P      Moody's
--------------------------------------------------------------------------------
HEI
Commercial paper...........................................    A-2      P-2
Medium-term notes..........................................    BBB      Baa2
HEI-obligated preferred securities of trust subsidiary.....    BB+      baa3
HECO
Commercial paper...........................................    A-2      P-2
Revenue bonds (insured)....................................    AAA      Aaa
Revenue bonds (noninsured).................................    BBB+     Baa1
HECO-obligated preferred securities of trust subsidiaries..    BBB-     baa1
Cumulative preferred stock (selected series)...............    nr       baa2

nr  Not rated.

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

On March 7, 2000, S&P affirmed the ratings for HEI and HECO and, at the same time, revised its credit outlook on HEI and HECO from stable to negative, citing the expanding investment in foreign independent power projects which weakens the company's consolidated business risk profile.

Research and development

HECO and its subsidiaries expensed approximately $3.0 million, $2.4 million and $2.2 million in 2000, 1999 and 1998, respectively, for research and development. Contributions to the Electric Power Research Institute accounted for most of the expenses. There were also expenses in the areas of energy conservation, environmental and emissions controls, and expenses for studies relative to technologies that are applicable to HECO, its subsidiaries and their customers.

Employee relations

At December 31, 2000, the Company had 3,126 full-time employees, compared with 3,262 at December 31, 1999. At December 31, 2000 and 1999, HEI had 49 and 51 full-time employees, respectively.

HECO

At December 31, 2000, HECO and its subsidiaries had 1,941 full-time employees, compared with 1,975 at December 31, 1999. See the "Collective bargaining agreements" section in HECO's MDA.

Other

The employees of HEI and its direct and indirect subsidiaries are not covered by any collective bargaining agreement, except as referred to above.

ITEM 2. PROPERTIES

HEI leases office space from a nonaffiliated lessor in downtown Honolulu and this lease expires on March 31, 2006. HEI also subleases office space from HECO in downtown Honolulu. The properties of HEI's subsidiaries are as follows:

Electric utility

See page 6 for the "Generation statistics" of HECO and its subsidiaries, including generating and firm purchased capability, reserve margin and annual load factor.

The electric utilities' overhead and underground transmission and distribution systems (with the exception of substation buildings and contents) have a replacement value roughly estimated at $2 billion and are uninsured because the amount of transmission and distribution system insurance available is limited and the premiums are extremely high.

HECO owns and operates three generating plants on the island of Oahu at Honolulu, Waiau and Kahe, with an aggregate generating capability of 1,263 MW at December 31, 2000. The three plants are situated on HECO-owned land having a combined area of 535 acres and one 3 acre parcel of land under a lease expiring December 31, 2018. In addition, HECO owns a total of 126 acres of land on which are located substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility.

Electric lines are located over or under public and nonpublic properties. Most of HECO's leases, easements and licenses have been recorded.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, poles (fully owned or jointly owned) and steel or aluminum high voltage transmission towers. The transmission system operates at 46,000 and 138,000 volts. The total capacity of HECO's transmission and distribution substations was 6,520,500 kilovoltamperes at December 31, 2000.

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

MECO owns and operates two generating plants on the island of Maui, at Kahului and Maalaea, with an aggregate capability of 234.1 MW as of December 31, 2000. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 176,355 barrels. MECO also owns 65.7 acres of undeveloped land at Waena.

MECO's administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

MECO also owns and operates smaller distribution systems, generation systems (with an aggregate capability of 22.5 MW as of December 31, 2000) and fuel storage facilities on the islands of Lanai and Molokai, primarily on land owned by MECO.

HELCO owns and operates five generating plants on the island of Hawaii. These plants at Hilo (2), Waimea, Kona and Puna have an aggregate generating capability of 153.4 MW as of December 31, 2000 (excluding two small run-of-river hydro units, four 1 MW dispersed generators and one small windfarm). The plants are situated on HELCO-owned land having a combined area of approximately 43 acres. HELCO also owns 6 acres of land in Kona, which is used for a baseyard, and it leases 4 acres of land for its baseyard in Hilo. The lease expires in 2030. The deeds to the sites located in Hilo contain certain restrictions which do not materially interfere with the use of the sites for public utility purposes. HELCO occupies 78 acres of land for the windfarm.

The properties of HELCO are subject to a first mortgage securing HELCO's outstanding first mortgage bonds, which amounted to $5 million as of December 31, 2000.

Savings bank

ASB owns its executive office building located in downtown Honolulu and land and an operations center in the Mililani Technology Park on Oahu.

The following table sets forth certain information with respect to branches owned and leased by ASB and its subsidiaries at December 31, 2000.

                                             Number of branches
                            ----------------------------------------------------
                                      Owned           Leased             Total
--------------------------------------------------------------------------------
Oahu.....................                10                37               47
Maui.....................                 3                 4                7
Kauai....................                 3                 3                6
Hawaii...................                 2                 5                7
Molokai..................                --                 1                1
                            ----------------------------------------------------
                                         18                50               68
                            ====================================================

At December 31, 2000, the net book value of branches and office facilities is approximately $43 million. Of this amount, $36 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the net book value of ASB's leasehold improvements. The leases expire on various dates from March 2001 through December 2029 and 25 of the leases have extension provisions.

International power

HEIPC leases office space in downtown Honolulu under a lease that expires on May 31, 2005. The HEIPC Group also operates generating units at a facility in Guam, and has a 75% interest in a joint venture which is constructing and will operate a 200 MW (net) coal-fired power plant in China. The HEIPC Group also leases office space in Beijing under a lease that expires on May 31, 2002. In March 2000, the HEIPC Group acquired an effective 46% interest in EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities, fired by bunker fuel oil, with total installed capacity of approximately 390 MW. This investment in the Philippines was written off in December 2000. See Item 1, "Business--International power--HEI Power Corp."

ITEM 3. LEGAL PROCEEDINGS

Except as identified in "Item 1. Business," there are no known material pending legal proceedings to which HEI or any of its subsidiaries is a party or to which any of their property is subject. Certain HEI subsidiaries are involved in ordinary routine litigation incidental to their respective businesses.

Discontinued operations

See Note 16 to HEI's Consolidated Financial Statements at pages 47 to 48 of HEI's Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI and HECO:

During the fourth quarter of 2000, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF THE REGISTRANT (HEI)

The following persons are, or may be deemed, executive officers of HEI. Their ages are given as of February 14, 2001 and their years of company service are given as of December 31, 2000. Officers are appointed to serve until the meeting of the HEI Board of Directors after the next Annual Meeting of Stockholders (which will occur on April 24, 2001) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.

                                                                                          Business experience for
HEI Executive Officers                                                                    past five years
---------------------------------------------------------------------------------------------------------------------
Robert F. Clarke, age 58
     Chairman of the Board, President and Chief Executive Officer.....................    9/98 to date
     President and Chief Executive Officer............................................    1/91 to 8/98
     Director ........................................................................    4/89 to date
     (Company service: 13 years)

T. Michael May, age 54
     Senior Vice President and Director...............................................    9/95 to date
     (Company service: 8 years)
     Mr. May is also President and Chief Executive Officer of HECO.

Robert F. Mougeot, age 58
     Financial Vice President, Treasurer and Chief Financial Officer..................    11/00 to date
     Financial Vice President and Chief Financial Officer.............................    4/89 to 11/00
     (Company service: 12 years)

Peter C. Lewis, age 66
     Vice President - Administration and Corporate Secretary..........................    1/99 to date
     Vice President - Administration..................................................    10/89 to 12/98
     (Company service: 32 years)

                                                                                          Business experience for
HEI Executive Officers                                                                    past five years
---------------------------------------------------------------------------------------------------------------------
(continued)

Charles F. Wall, age 61
     Vice President and Corporate Information Officer..................................   7/90 to date
     (Company service: 10 years)

Andrew I. T. Chang, age 61
     Vice President - Government Relations............................................    4/91 to date
     (Company service: 15 years)

Curtis Y. Harada, age 45
     Controller.......................................................................    1/91 to date
     (Company service: 11 years)

Wayne K. Minami, age 58
     President and Chief Executive Officer, American Savings Bank, F.S.B..............    1/87 to date
     (Company service: 14 years)

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HEI:

The information required by this item is incorporated herein by reference to pages 2, 47 (Note 14, "Regulatory restrictions on net assets") and 50 (Note 18, "Quarterly information (unaudited)") of HEI's Consolidated Financial Statements. Certain restrictions on dividends and other distributions of HEI are described in this report under "Item 1. Business--Regulation and other matters--Restrictions on dividends and other distributions." HEI's common stock is traded on the New York Stock Exchange and the total number of holders of record of HEI common stock as of March 12, 2001, was 17,214.

HEI has issued unregistered common stock during 2000 and 1999 pursuant to the HEI 1990 Nonemployee Director Stock Plan, amended effective April 27, 1999 (the Subsidiary Director Plan), the HEI 1999 Nonemployee Company Director Stock Grant Plan (the HEI Nonemployee Director Plan), the HECO Utility Group Team Incentive Plan and the HECO Utility Group Team Incentive Plan for Bargaining Unit Employees (collectively, the Team Incentive Plan). HEI also issued unregistered common stock during 1998 pursuant to the HEI 1990 Nonemployee Director Stock Plan and the Team Incentive Plan. Under the Subsidiary Director Plan, 60% of the annual retainer payable to nonemployee directors is paid in HEI common stock. Under the HEI Nonemployee Director Plan as amended in 1999, a stock grant of 300 shares of HEI common stock is granted to HEI nonemployee directors in addition to an annual retainer of $20,000. Under the Team Incentive Plan, eligible employees of HECO, MECO and HELCO receive awards of HEI common stock based on the attainment of performance goals by the respective companies.

In 2000, 1999 and 1998, under the director plans HEI issued 2,268, 2,004 and 4,736 shares of HEI common stock, respectively, in exchange for the retention of cash by HEI that would otherwise have been paid to the directors as retainers in the aggregate amounts of $84,000, $72,000 and $192,000, respectively, and 3,000 shares of HEI common stock in the aggregate amount of $111,000 in 2000 and $108,000 in 1999 to HEI directors in addition to the retainer. In addition, in 2000, 1999 and 1998, under the Team Incentive Plan HEI issued 73,552, 51,974 and 9,006 shares of HEI common stock, respectively, in exchange for cash received by HEI from the electric utility subsidiaries in the aggregate amounts of $2.2 million, $1.9 million and $0.4 million, respectively. HEI did not register the shares issued under the director stock plans since they did not involve a "sale" as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the director stock plans is mandatory and thus does not involve an investment decision. HEI did not register the shares issued under the Team Incentive Plan because their initial sales to HECO, MECO and HELCO were exempt as transactions not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended, and because their subsequent award to eligible employees did not involve a "sale," as defined in Section 2(3) of the Securities Act of 1933, as amended. Awards of HEI common stock under the Team Incentive Plan are made to eligible employees on the basis of their attainment of performance goals established by their respective companies and no cash or other tangible or definable consideration is paid by such employees to their respective companies for the shares.

HECO:

The information required with respect to "Market information" and "holders" is not applicable. Since the corporate restructuring on July 1, 1983, all the common stock of HECO has been held solely by its parent, HEI, and is not publicly traded.

The dividends declared and paid on HECO's common stock for the four quarters of 2000 and 1999 were as follows:

                            Quarters ended                  2000            1999
--------------------------------------------------------------------------------
March 31.........................................    $13,952,000     $13,387,000
June 30..........................................     17,794,000      12,810,000
September 30.....................................     18,011,000      14,419,000
December 31......................................     18,765,000      15,236,000

The discussion of regulatory restrictions on distributions is incorporated herein by reference to page 32 (Note 12 to HECO's Consolidated Financial Statements, "Regulatory restrictions on distributions to parent") of HECO's Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

HEI:

The information required by this item is incorporated herein by reference to page 2 of HEI's Annual Report.

HECO:

The information required by this item is incorporated herein by reference to page 2 of HECO's Annual Report.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HEI:

The information required by this item is set forth in HEI's MD&A, incorporated herein by reference to pages 3 to 15 of HEI's Annual Report.

HECO:

The information required by this item is set forth in HECO's MD&A, incorporated herein by reference to pages 3 to 9 of HECO's Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

HEI:

The information required by this item is incorporated herein by reference to pages 16 to 19 of HEI's Annual Report.

HECO:

The information required by this item is incorporated herein by reference to pages 10 to 11 of HECO's Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to pages 20 to 50 of HEI's Annual Report.

HECO:

The information required by this item is incorporated herein by reference to pages 12 to 42 of HECO's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI and HECO:

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

HEI:

Information for this item concerning the executive officers of HEI is set forth on pages 58 and 59 of this report. The list of current directors of HEI is incorporated herein by reference to page 51 of HEI's Annual Report. Information on the current directors' business experience and directorships is incorporated herein by reference to pages 4 to 6 of HEI's Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 24, 2001 (HEI's 2001 Proxy Statement). Information on the remuneration of HEI Directors is incorporated herein by reference to page 9 of HEI's 2001 Proxy Statement.

HECO:

The following persons are, or may be deemed, executive officers of HECO. Their ages are given as of February 14, 2001 and their years of company service are given as of December 31, 2000. Officers are appointed to serve until the meeting of the HECO Board of Directors after the next HECO Annual Meeting (which will occur on April 24, 2001) and/or until their respective successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with HECO affiliates.

                                                                                          Business experience for
HECO Executive Officers                                                                   past five years
-----------------------------------------------------------------------------------------------------------------------
Robert F. Clarke, age 58
     Chairman of the Board.............................................................   1/91 to date
     (Company service: 13 years)

T. Michael May, age 54
     President, Chief Executive Officer and Director...................................   9/95 to date
     Chairman of the Board, MECO and HELCO.............................................   9/95 to date
     (Company service: 8 years)

Jackie Mahi Erickson, age 60
     Vice President - Customer Operations & General Counsel............................   10/98 to date
     Vice President - General Counsel & Government Relations...........................   9/95 to 9/98
     (Company service: 19 years)

Charles M. Freedman, age 54
     Vice President - Corporate Relations..............................................   3/98 to date
     Vice President - Corporate Excellence.............................................   7/95 to 2/98
     (Company service: 10 years)

Edward Y. Hirata, age 67
     Vice President - Regulatory Affairs & Government Relations........................   10/98 to date
     Vice President - Regulatory Affairs...............................................   7/95 to 9/98
     (Company service: 14 years)

Thomas L. Joaquin, age 57
     Vice President - Power Supply.....................................................   7/95 to date
     (Company service: 26 years)

Chris M. Shirai, age 53
     Vice President - Energy Delivery..................................................   12/99 to date
     Manager, Engineering Department...................................................   7/96 to 11/99
     Manager, Planning and Analysis Department.........................................   7/95 to 6/96
     (Company service: 31 years)

Richard A. von Gnechten, age 37
     Financial Vice President.........................................................    12/00 to date
     Assistant Treasurer and Manager, Financial Services..............................    5/00 to 11/00
     Manager, Customer Service........................................................    12/96 to 5/00
     Director, Strategic Initiatives..................................................    3/94 to 11/96
     (Company service: 9 years)

                                                                                          Business experience for
HECO Executive Officers                                                                   past five years
----------------------------------------------------------------------------------------------------------------------
(continued)

Patricia U. Wong, age 44
     Vice President - Corporate Excellence............................................    3/98 to date
     Manager, Environmental Department................................................    10/96 to 2/98
     Associate General Counsel, Legal Department......................................    5/90 to 9/96
     (Company service: 10 years)

Ernest T. Shiraki, age 53
     Controller ......................................................................    5/89 to date
     (Company service: 31 years)

Lorie Ann K.K.K. Nagata, age 42
     Treasurer.........................................................................   12/00 to date
     Manager, Management Accounting....................................................   5/98 to date
     Assistant Treasurer...............................................................   3/97 to 11/00
     Director, Management Accounting...................................................   12/94 to 4/98
     (Company service: 18 years)

Molly M. Egged, age 50
     Secretary........................................................................    10/89 to date
     (Company service: 20 years)

HECO's executive officers, with the exception of Robert F. Clarke, Jackie Mahi Erickson, Charles M. Freedman, Thomas L. Joaquin, Chris M. Shirai and Patricia
U. Wong, are also officers and/or directors of MECO or HELCO. HECO executive officers Robert F. Clarke, T. Michael May and Molly M. Egged are also officers of one or more of the affiliated nonutility HEI companies.

There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

The list of current directors of HECO is incorporated herein by reference to page 44 of HECO's Annual Report. Information on the business experience and directorships of HECO directors who are also directors of HEI is incorporated herein by reference to pages 4 through 6 of HEI's 2001 Proxy Statement.

Paul C. Yuen and Anne M. Takabuki, ages 72 and 44, as of February 14, 2001, respectively, are the only outside directors of HECO who are not directors of HEI. Dr. Yuen, who was elected a director of HECO in April 1993, is retired Dean of the College of Engineering at the University of Hawaii-Manoa. In the past five years, he has held various administrative positions at the University of Hawaii-Manoa. He also serves on the board of directors of Cyanotech Corporation. Ms. Takabuki was elected a director of HECO in April 1997 and is Vice President/Secretary and General Counsel of Wailea Golf Resort, Inc. She also serves on the boards of MECO, Wailea Golf Resort, Inc. and its affiliated companies, MAGBA, Inc. and Kapiolani Health Foundation.

ITEM 11. EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated by reference to pages 9 to 10, 12 to 18, and 27 to 28 of HEI's 2001 Proxy Statement.

HECO:

Summary compensation table

The following summary compensation table shows the annual and long-term compensation of the chief executive officer of HECO and the five other most highly compensated executive officers of HECO (collectively, the HECO Named Executive Officers) who served at the end of 2000 (other than Mr. Oyer, who retired in November 2000). All compensation amounts presented for T. Michael May are the same amounts presented in HEI's 2001 Proxy Statement.

                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                    Annual Compensation                Compensation
                                              --------------------------------    ------------------------
                                                                                    Awards        Payouts
                                                                    Other         -----------   ----------     All
                                                                    Annual        Securities                  Other
                                                                    Compen-       Underlying        LTIP     Compen-
                                               Salary     Bonus(2)  sation(3)      Options(4)    Payouts(5)  sation(6)
  Name and Principal Position(1)      Year       ($)        ($)       ($)             (#)            ($)       ($)
----------------------------------------------------------------------------------------------------------------------
T. Michael May .................      2000    $408,000    $ 62,971         0          20,000      $    --    $17,117
President and Chief                   1999     372,000     211,652         0          20,000       41,256     14,400
   Executive Officer                  1998     325,000      92,425         0          12,000       55,973     11,612

Paul A. Oyer....................      2000     198,000      40,365    21,575               0           na     13,591
Financial Vice President              1999     209,000      42,614    19,546           3,000           na     13,204
   and Treasurer                      1998     205,000      33,760    17,707               0           na     11,920

Jackie Mahi Erickson............      2000     175,000      44,803         0               0           na     12,012
Vice President-Customer               1999     163,000      43,666         0           3,000           na     10,298
   Operations/General Counsel         1998     150,000      30,884         0               0           na      8,722

Edward Y. Hirata................      2000     159,000      32,388         0               0           na     19,643
Vice President-Regulatory             1999     154,000      31,266         0           3,000           na     17,481
   Affairs & Gov't Relations          1998     150,000      30,844         0               0           na     15,651

Thomas L. Joaquin...............      2000     189,000      39,880         0               0           na     10,126
Vice President-                       1999     179,000      39,481         0           3,000           na      8,837
   Power Supply                       1998     172,000      35,740         0               0           na      7,825

Chris M. Shirai.................      2000     147,000      40,055         0               0           na      5,690
Vice President-Energy                 1999     110,000       5,081         0               0           na      3,930
   Delivery                           1998     104,000       3,692         0               0           na      3,433

na    Not applicable (not participants in the plan).

(1) Mr. Oyer, Financial Vice President and Treasurer, retired effective November 30, 2000. Mr. von Gnechten became Financial Vice President effective December 1, 2000 and Ms. Nagata became Treasurer effective December 1, 2000.

(2) The HECO Named Executive Officers are eligible for an incentive award under the Company's annual Executive Incentive Compensation Plan (EICP). EICP bonus payouts are reflected as compensation for the year earned.

(3) Amounts for Mr. Oyer represent above-market earnings on deferred compensation.

(4)   Options granted include dividend equivalents.

(5) Long-Term Incentive Plan (LTIP) payouts to participating officers (only Mr. May through 2000) are determined in the second quarter of each year for the three-year cycle ending on December 31 of the previous calendar year. If there is a payout, the amount is reflected as LTIP compensation in the table for the previous year. In April 1999, LTIP payouts were made for the 1996-1998 performance cycle and are reflected as LTIP compensation in the table for 1998. In April 2000, LTIP payouts were made for the 1997-1999 performance cycle and are reflected as LTIP compensation in the table for 1999. The determination of whether there will be a payout under the 1998-2000 LTIP will not be made until the second quarter of 2001.

(6) Represents amounts accrued each year by the Company for certain preretirement death benefits provided to the named executive officers. Additional information is incorporated by reference to "Other Compensation Plans" on page 22 of HEI's 2001 Proxy Statement.

Option grants in last fiscal year

A stock option was granted in 2000 to only one of the HECO Named Executive Officers, Mr. May. Additional information required under this item is incorporated by reference on page 14 of HEI's 2001 Proxy Statement.

Aggregated option exercises and fiscal yearend option values

The following table shows that no stock options, including dividend equivalents, were exercised by the HECO Named Executive Officers in 2000. Also shown is the number of securities underlying unexercised options and the value of unexercised in the money options, including dividend equivalents, at the end of 2000. HEI, under the Stock Option and Incentive Plan, granted dividend equivalents to all HECO Named Executive Officers as part of their 1999 and 1997 grants and to Mr. May as part of his 2000, 1998 and 1996 grants.

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

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                                 Number of Securities
                                                                                      Underlying          Value of Unexercised In
                                                                                     Unexercised             the Money Options
                                                                                  Options (Including            (Including
                                                                                       Dividend                  Dividend
                                                                     Value           Equivalents)         Equivalents) at Fiscal
                          Shares        Dividend       Value      Realized On     at Fiscal Year-End           Year-End (1)
                         Acquired     Equivalents    Realized       Dividend    -----------------------  --------------------------
                        On Exercise   Acquired On    On Options   Equivalents        Exercisable/              Exercisable/
           Name             (#)       Exercise (#)      ($)           ($)         Unexercisable (#)          Unexercisable ($)
-----------------------------------------------------------------------------------------------------------------------------------
T. Michael May.......       --                 --     $    --      $    --          41,441 / 49,365         $344,706 / 368,166
Paul A. Oyer.........       --                 --          --           --          16,307 /     --           88,669 /      --
Jackie Mahi Erickson.       --                 --          --           --           6,773 /  3,534           40,349 /  26,203
Edward Y. Hirata.....       --                 --          --           --           9,773 /  3,534           49,064 /  26,203
Thomas L. Joaquin....       --                 --          --           --           6,773 /  3,534           49,064 /  26,203
Chris M. Shirai......       --                 --          --           --              -- /     --               -- /      --

(1) Values based on closing price of $37.19 per share on the New York Stock Exchange on December 31, 2000.

Long-Term Incentive Plan awards table

A Long-Term Incentive Plan award made to Mr. May in 2000 was the only such award made to the HECO Named Executive Officers. Additional information required under this item is incorporated by reference on pages 15 to 16 of HEI's 2001 Proxy Statement.

Pension plan

The Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (the Retirement Plan) provides a monthly retirement pension for life. Additional information required under this item is incorporated by reference to "Pension Plans" on pages 16 to 18 of HEI's 2001 Proxy Statement. As of December 31, 2000, the HECO Named Executive Officers had the following number of years of credited service under the Retirement Plan: Mr. May, 8 years; Mr. Oyer, 34 years; Ms. Erickson, 19 years; Mr. Hirata, 14 years; Mr. Joaquin, 27 years; and Mr. Shirai, 31 years.

Change-in-Control Agreements

Mr. May is the only HECO Named Executive Officer with whom HEI has a currently applicable Change-in-Control Agreement. Additional information required under this item is incorporated by reference to "Change-in-Control Agreements" on page 18 of HEI's 2001 Proxy Statement.

Executive Management Compensation

The HEI Compensation Committee, composed of five independent nonemployee directors, approves changes to executive compensation for the HECO Named Executive Officers. The information required to be disclosed concerning the Compensation Committee is incorporated herein by reference to page 8 of HEI's 2001 Proxy Statement. The HEI and HECO Boards of Directors review and approve all changes approved by the Committee concerning the HECO Named Executive Officers.

HECO Board of Directors

Committees of the HECO Board

During 2000, the Board of Directors of HECO had only one standing committee, the Audit Committee, which was comprised of three nonemployee directors: Diane J. Plotts, Chairman, Anne M. Takabuki and Paul C. Yuen. The Audit Committee holds such meetings as it deems advisable to review the financial operations of HECO. In 2000, the Audit Committee held five meetings to review with management, the internal auditor and HECO's independent auditors the activities of the internal auditor, the results of the annual audit by the independent auditors and the financial statements which are included in HECO's 1999 Annual Report to Stockholder.

Remuneration of HECO Directors and attendance at meetings

In 2000, Paul C. Yuen and Anne M. Takabuki were the only nonemployee HECO directors who were not also directors of HEI. They were each paid a retainer of $20,000, 60% of which was distributed in the common stock of HEI pursuant to the HEI Nonemployee Director Stock Plan and 40% of which was distributed in cash. The number of shares of stock distributed was based on a share price of $36.94, which is equal to the average high and low sales prices of HEI common stock on April 28, 2000, with a cash payment made in lieu of any fractional share. The nonemployee HECO directors who were also nonemployee HEI directors did not receive a separate retainer from HECO. In addition, a fee of $700 was paid in cash to each nonemployee director (including nonemployee HECO directors who are also nonemployee HEI directors) for each Board and Committee meeting attended by the director. The Chairman of the HECO Audit Committee was paid an additional $100 for each Committee meeting attended. Employee members of the Board of Directors are not compensated for attendance at any meeting of the Board or Committees of the Board.

In 2000, there were six regular bi-monthly meetings of the HECO Board of Directors, including one joint meeting with the HEI Board of Directors. All incumbent directors attended at least 75% of the combined total number of meetings of the Board and the Committee on which they served.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

HEI:

The information required under this item is incorporated by reference to page 11 of HEI's 2001 Proxy Statement.

HECO:

HEI owns all of HECO's common stock, which is HECO's only class of voting securities. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

The following table shows the shares of HEI common stock beneficially owned by each HECO director (other than those who are also directors of HEI), by each HECO Named Executive Officer (other than Mr. May, who is an executive officer of HEI) and by all HECO directors and all HECO executive officers as a group, as of February 14, 2001, based on information furnished by the respective individuals.

                               Amount of Common Stock and Nature of Beneficial Ownership
-------------------------------------------------------------------------------------------------------------------------
                                                     Shared Voting         Other
       Name of Individual          Sole Voting or    or Investment       Beneficial          Stock
            or Group             Investment Power      Power (1)       Ownership (2)       Options (3)          Total
-------------------------------------------------------------------------------------------------------------------------
Directors
Anne M. Takabuki                         1,612                                                                 1,612
Paul C. Yuen                             2,326              1,069                                              3,395

Other HECO Named
Executive Officers
Jackie Mahi Erickson                     4,621              1,086                2             7,825          13,534
Edward Y. Hirata                         7,523                                                10,825          18,348
Thomas L. Joaquin                        4,705              1,337               29             7,825          13,896
Chris M. Shirai                          1,495                 57              136                             1,688

All directors and
executive officers
as a group (18 persons)                 64,106              4,174              887           203,366         272,533*

* HECO directors Clarke, Henderson, May, Plotts, Scott and Watanabe, who also serve on the HEI Board of Directors, are not shown separately, but are included in the total for all HECO directors and executive officers as a group. The information required as to these directors is incorporated by reference to page 11 of HEI's 2001 Proxy Statement. Messrs. Clarke and May are also named executive officers of HEI and are listed in the Summary Compensation Table incorporated by reference to pages 12 and 13 of HEI's 2001 Proxy Statement. The number of shares of common stock beneficially owned by any HECO director or by all HECO directors and officers as a group does not exceed 1% of the outstanding common stock of HEI.
(1)   Shares registered in name of individual and spouse.
(2) Shares owned by spouse, children or other relatives sharing the home of the director or an officer in which the director or officer disclaims personal interest.
(3) Stock options, including accompanying dividend equivalents shares, exercisable within 60 days after February 14, 2001, under the 1987 Stock Option and Incentive Plan (as amended and restated effective February 20,
      1996).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEI:

The information required under this item is incorporated by reference to pages 27 to 28 of HEI's 2001 Proxy Statement.

HECO:

The information required under this item is incorporated by reference to pages 27 to 28 of HEI's 2001 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial statements

The following financial statements contained in HEI's Annual Report and HECO's Annual Report are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                                                                   Pages in HEI's and HECO's
                                                                                         Annual Report
                                                                                 ------------------------------
                                                                                      HEI            HECO
---------------------------------------------------------------------------------------------------------------
Independent Auditors' Report.................................................            20              12

Consolidated Statements of Income, Years ended December 31, 2000, 1999 and 1998          21              13
Consolidated Statements of Retained Earnings, Years ended December 31, 2000,
    1999 and 1998............................................................            21              13
Consolidated Balance Sheets, December 31, 2000 and 1999......................            22              14
Consolidated Statements of Capitalization,
     December 31, 2000 and 1999..............................................            na           15-16
Consolidated Statements of Cash Flows, Years ended December 31, 2000, 1999 and
    1998.....................................................................            23              17
Notes to Consolidated Financial Statements...................................         24-50           18-42

na  Not applicable.

(a)(2) Financial statement schedules

The following financial statement schedules for HEI and HECO are included in this report on the pages indicated below:

                                                                                      Page/s in Form 10-K
                                                                                 ------------------------------
                                                                                      HEI            HECO
---------------------------------------------------------------------------------------------------------------
Independent Auditors' Report...................................................          71                72
Schedule I       Condensed Financial Information of Registrant, Hawaiian
                    Electric Industries, Inc. (Parent Company) as of
                    December 31, 2000 and 1999 and Years ended December 31,
                    2000, 1999 and 1998........................................       73-75                na
                 Valuation and Qualifying Accounts, Years ended
Schedule II         December 31, 2000, 1999 and 1998...........................          76                76

na  Not applicable.

Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes included in HEI's Annual Report and HECO's Annual Report, which financial statements are incorporated herein by reference.

(a)(3) Exhibits

Exhibits for HEI and HECO and their subsidiaries are listed in the "Index to Exhibits" found on pages 77 through 87 of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings "HEI" and "HECO," respectively, except that the exhibits listed under "HECO" are also considered exhibits for HEI.

(b) Reports on Form 8-K

HEI and HECO:

On January 18, 2001, HEI and HECO filed a Form 8-K, dated January 18, 2001, under Item 5 (Announcement of HEI's teleconference call to review yearend earnings on January 24, 2001).

On January 24, 2001, HEI and HECO filed a Form 8-K, dated January 23, 2001, under Item 5 (HEI's January 23, 2001 news release reporting 2000 earnings).

On February 27, 2001, HEI and HECO filed a Form 8-K, dated February 23, 2001, under Item 7, which included HEI's Annual Report in its entirety and portions of HECO's Annual Report.

[KPMG LLP letterhead]

                          Independent Auditors' Report

The Board of Directors and Stockholders
Hawaiian Electric Industries, Inc.:

Under date of January 23, 2001, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index under
Item 14.(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Honolulu, Hawaii
January 23, 2001

[KPMG LLP letterhead]

                          Independent Auditors' Report

The Board of Directors and Stockholder
Hawaiian Electric Company, Inc.:

Under date of January 23, 2001, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholder. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 14.(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Honolulu, Hawaii
January 23, 2001

                       Hawaiian Electric Industries, Inc.
           SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                          December 31,
                                                                               -----------------------------------
(in thousands)                                                                             2000             1999
------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents.......................................................         $      677       $       756
Advances to and notes receivable from subsidiaries.........................             16,058             3,010
Accounts receivable........................................................              1,194             1,325
Property, plant and equipment, net.........................................              2,748             3,489
Other assets...............................................................             11,491            11,437
Net assets of discontinued operations......................................             12,394            17,228
Investments in subsidiaries, at equity.....................................          1,360,218         1,332,576
                                                                               -----------------------------------
                                                                                    $1,404,780        $1,369,821
                                                                               ===================================
Liabilities and stockholders' equity
Liabilities
Accounts payable...........................................................         $    8,423        $    6,518
Notes payable to subsidiaries..............................................             23,634            37,336
Commercial paper...........................................................                 --            44,820
Long-term debt.............................................................            421,000           331,500
Loan from HEI Preferred Funding, LP (8.36% due in 2017)....................            103,000           103,000
Deferred income taxes......................................................            (39,048)            1,364
Other......................................................................             48,712            (2,303)
                                                                               -----------------------------------
                                                                                       565,721           522,235
                                                                               -----------------------------------
Stockholders' equity
Preferred stock............................................................                 --                --
Common stock...............................................................            691,735           665,335
Retained earnings..........................................................            147,324           182,251
                                                                               -----------------------------------
                                                                                       839,059           847,586
                                                                               -----------------------------------
                                                                                    $1,404,780        $1,369,821
                                                                               ===================================

Note to Balance Sheets
Long-term debt consisted of the following:
Promissory notes, 6.1 - 7.1%, due in various years through 2014............           $295,500          $305,500
Promissory notes, 8.5 - 8.7%, due in various years through 2011............             25,500            26,000
Promissory note, 8.0%, due in 2003 ........................................            100,000                --
                                                                               -----------------------------------
                                                                                      $421,000          $331,500
                                                                               ===================================

The aggregate payments of principal required subsequent to December 31, 2000 on long-term debt and a loan from HEI Preferred Funding, LP are $61 million in 2001, $60 million in 2002, $136 million in 2003, $1 million in 2004 and $37 million in 2005.

                       Hawaiian Electric Industries, Inc.
      SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
               HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME

                                                                             Years ended December 31,
                                                                  ----------------------------------------------
(in thousands)                                                              2000           1999          1998
----------------------------------------------------------------------------------------------------------------
Revenues.......................................................           $   940        $  2,345      $  2,067

Equity in income from continuing operations of subsidiaries....            42,846         116,810       115,567
                                                                  ----------------------------------------------

                                                                           43,786         119,155       117,634
                                                                  ----------------------------------------------

Expenses:

Operating, administrative and general..........................            17,322           4,759         6,395

Depreciation of property, plant and equipment..................             1,347           2,098         1,526

Taxes, other than income taxes.................................               315             299           286
                                                                  ----------------------------------------------

                                                                           18,984           7,156         8,207
                                                                  ----------------------------------------------

Operating income...............................................            24,802         111,999       109,427

Interest expense...............................................            40,195          34,637        32,994
                                                                  ----------------------------------------------

Income (loss) before income tax benefits.......................           (15,393)         77,362        76,433

Income tax benefits............................................            61,137          15,532        18,195
                                                                  ----------------------------------------------

Income from continuing operations..............................            45,744          92,894        94,628
Gain (loss) from discontinued subsidiary operations............                --           3,953        (9,817)
                                                                  ----------------------------------------------

Net income.....................................................           $45,744        $ 96,847      $ 84,811
                                                                  ==============================================

The Company's financial reporting policy for income tax allocations is based upon a separate entity concept whereby each subsidiary provides income tax expense (or benefits) as if each were a separate taxable entity. The difference between the aggregate separate tax return income tax provisions and the consolidated financial reporting income tax provision is charged or credited to HEI's separate tax provision. In December 2000, the Company wrote off its investment in EAPRC and HEI recognized the tax benefits related to the write-off.

                       Hawaiian Electric Industries, Inc.
      SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
               HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Years ended December 31,
                                                                              ----------------------------------------
(in thousands)                                                                     2000          1999          1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations..........................................       $ 45,744    $  92,894     $  94,628
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities
     Equity in net income of continuing subsidiaries.......................        (42,846)    (116,810)     (115,567)
     Common stock dividends/distributions received from subsidiaries.......         93,661       78,007        97,155
     Depreciation of property, plant and equipment.........................          1,347        2,098         1,526
     Other amortization....................................................            447          364           300
     Deferred income taxes.................................................        (40,469)       1,381        (5,329)
     Losses from Philippines investment....................................         10,000           --            --
     Changes in assets and liabilities
         Decrease (increase) in accounts receivable........................            131           45           (55)
         Increase in accounts payable......................................          1,905          523         2,440
         Changes in other assets and liabilities...........................         31,336      (24,703)        9,317
                                                                              ----------------------------------------
Net cash provided by continuing operating activities.......................        101,256       33,799        84,415
                                                                              ----------------------------------------
Cash flows from investing activities
Net decrease (increase) in advances to and notes
   receivable from subsidiaries............................................        (13,048)      10,813        (9,700)
Capital expenditures.......................................................           (622)      (1,123)       (2,713)
Additional investments in subsidiaries.....................................        (89,485)     (12,704)      (25,291)
Other......................................................................             10           --            --
                                                                              ----------------------------------------
Net cash used in investing activities .....................................       (103,145)      (3,014)      (37,704)
                                                                              ----------------------------------------
Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original
   maturities of three months or less......................................         (2,340)      26,075         8,081
Net decrease in commercial paper...........................................        (44,820)     (44,164)     (100,499)
Proceeds from issuance of long-term debt...................................        100,000      100,000       112,500
Repayment of long-term debt................................................        (10,500)     (40,500)         (500)
Net proceeds from issuance of common stock.................................         14,080        3,449         8,191
Common stock dividends.....................................................        (68,624)     (79,848)      (79,421)
                                                                              ----------------------------------------
Net cash used in financing activities......................................        (12,204)     (34,988)      (51,648)
                                                                              ----------------------------------------
Net cash provided by discontinued operations...............................         14,014        4,323         5,157
                                                                              ----------------------------------------
Net increase (decrease) in cash and equivalents............................            (79)         120           220
Cash and equivalents, January 1............................................            756          636           416
                                                                              ----------------------------------------
Cash and equivalents, December 31..........................................       $    677    $     756     $     636
                                                                              ========================================

Supplemental disclosures of noncash activities:

      In 2000, 1999 and 1998, $0.7 million, $0.8 million and $1.0 million, respectively, of HEI advances to HEIDI were converted to equity in noncash transactions.

In April 2000, HEI recommenced issuing new common shares under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP). From March 1998 to March 2000, HEI had acquired for cash its common shares in the open market to satisfy the requirements of the HEI DRIP. Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $12 million in 2000.

                       Hawaiian Electric Industries, Inc.
                       and Hawaiian Electric Company, Inc.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2000, 1999 and 1998

====================================================================================================================
                   Col. A                       Col. B                  Col. C              Col. D        Col. E
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                        Additions
                                                              ------------------------
                                              Balance at       Charged to   Charged to
                                              beginning        costs and      other                     Balance at
Description                                   of period        expenses      accounts      Deductions  end of period
--------------------------------------------------------------------------------------------------------------------
                    2000
Allowance for uncollectible accounts
   Hawaiian Electric Company, Inc. and
     subsidiaries.........................        $1,057          $1,403      $948         $2,469          $  939
   Other companies........................           876              --        --             61             815
                                             -----------------------------------------------------------------------
                                                  $1,933          $1,403      $948(a)      $2,530 (b)      $1,754
                                             =======================================================================

Allowance for uncollectible interest (ASB)        $5,695              --        --         $2,717          $2,978
                                             =======================================================================
Allowance for losses for loans receivable
   (ASB)..................................       $35,348         $13,050    $2,389 (a)    $13,338 (b)     $37,449
                                             =======================================================================
                    1999
Allowance for uncollectible accounts
   Hawaiian Electric Company, Inc. and
     subsidiaries.........................        $1,293          $2,299    $1,117         $3,652(b)       $1,057
   Other companies........................         1,216              42        --            382(c)          876
                                             -----------------------------------------------------------------------
                                                  $2,509          $2,341    $1,117(a)      $4,034          $1,933
                                             =======================================================================

Allowance for uncollectible interest (ASB)        $5,490            $205        --             --          $5,695
                                             =======================================================================
Allowance for losses for loans receivable
   (ASB)..................................       $39,779         $16,500      $728(a)     $21,659(b)      $35,348
                                             =======================================================================
                    1998
Allowance for uncollectible accounts
   Hawaiian Electric Company, Inc. and
     subsidiaries.........................        $1,285          $2,194    $1,250         $3,436          $1,293
   Other companies........................         1,183              47         1             15           1,216
                                             -----------------------------------------------------------------------
                                                  $2,468          $2,241    $1,251(a)      $3,451(b)       $2,509
                                             =======================================================================

Allowance for uncollectible interest (ASB)        $4,438          $1,052        --             --          $5,490
                                             =======================================================================
Allowance for losses for loans receivable
   (ASB)..................................       $29,950         $13,802      $591(a)      $4,564(b)      $39,779
                                             =======================================================================

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
   HEI:
   ----

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

Exhibit no.                           Description
-----------                           -----------
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

Exhibit no.                           Description
-----------                           -----------
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

     4.5(o) Pricing Supplement No. 2 to Registration Statement on Form S-3 of
            HEI (Registration No. 333-73225) filed on April 11, 2000 in connection with the sale of Medium-Term Notes, Series C.

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

Exhibit no.                           Description
-----------                           -----------
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

Exhibit no.                           Description
-----------                           -----------
    10.11 HEI 1990 Nonemployee Director Stock Plan, as amended effective April 27, 1999 (Exhibit 10.11 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-8503).

    10.12   HEI 1999 Nonemployee Company Director Stock Grant Plan (Exhibit
            10.12 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-8503)..

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

   *11 Computation of Earnings per Share of Common Stock. Filed herein as page 88.

   *12.1 Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 89 and 90.

    13 HEI's Annual Report (Appendix B to the Proxy Statement prepared for the Annual Meeting to Stockholders to be held on April 24, 2001) (HEI Exhibit 13.1 to HEI's Current Report on Form 8-K dated February 23, 2001, File No. 1-8503).

    18 KPMG LLP letter re: change in accounting principle (Exhibit 18.1 to HEI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8503).

   *21.1    Subsidiaries of HEI. Filed herein as pages 92 and 93.

   *23      Accountants' Consent. Filed herein as page 95.

   *99.1 Amended and Restated Hawaiian Electric Industries Retirement Savings Plan, for incorporation by reference into Registration Statement on Form S-8 (Registration No. 333-02103)

HECO:

     3(i).1 HECO's Certificate of Amendment of Articles of Incorporation (filed
            June 30, 1987) (Exhibit 3.1 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

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

Exhibit no.                           Description
-----------                           -----------
     3(i).4 Articles of Amendment to HECO's Amended Articles of Incorporation
            (filed May 24, 1990) (Exhibit 3(i).4 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No 1-4955)..

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

Exhibit no.                           Description
-----------                           -----------
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

Exhibit no.                           Description
-----------                           -----------
    10.1(e) Amendment No. 4 to Power Purchase Agreement between HECO and
            Kalaeloa Partners, L.P., dated October 1, 1999 (Exhibit 10.1 to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

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

Exhibit no.                           Description
-----------                           -----------
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

    10.4(e) Termination Notice dated December 27, 1999 for Amended and
            Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit 10.2 to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

   *10.4(f) Rescission dated January 23, 2001 of Termination Notice for
            Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended

    10.5 Purchase Power Contract between HELCO and Thermal Power Company dated March 24, 1986 (Exhibit 10(a) to HECO's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

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

Exhibit no.                           Description
-----------                           -----------
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

    10.9(a) Agreement between HECO, MECO, HELCO, HTB, YB, Saltchuk Resources
            Inc. and Moana Pa'a Kai, Inc. dated October 29, 1999 relating to the Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract (Exhibit 10.9(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, File No. 1-4955).

Exhibit no.                           Description
-----------                           -----------
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

   *10.13 Contract of private carriage by and between HITI and HELCO dated December 4, 2000.

   *10.14 Contract of private carriage by and between HITI and MECO dated December 4, 2000.

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

    11 Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's Annual Report.

   *12.2 Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 91.

    13 Pages 2 to 42 and 44 of HECO's Annual Report (with the exception of the data incorporated by reference in Part I, Part II, Part III and
            Part IV, no other data appearing in the 2000 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report) (HECO Exhibit 13.2 to HECO's Current Report on Form 8-K dated February 23, 2001, File No. 1-4955).

    18 KPMG LLP letter re: change in accounting principle (Exhibit 18.2 to HECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-4955).

   *21.2    Subsidiaries of HECO. Filed herein as page 94.

   *99.2 Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income. Filed herein as page 96.

                                                                  HEI Exhibit 11

                       Hawaiian Electric Industries, Inc.
                        COMPUTATION OF EARNINGS PER SHARE
                                 OF COMMON STOCK
            Years ended December 31, 2000, 1999, 1998, 1997 and 1996

(in thousands,
except per share amounts)                     2000          1999            1998            1997            1996
--------------------------------------------------------------------------------------------------------------------
Net income (loss)

Continuing operations............          $45,744       $92,894         $94,628         $91,843         $80,555
Discontinued operations..........               --         3,953          (9,817)         (5,401)         (1,897)
                                      ------------------------------------------------------------------------------

                                           $45,744       $96,847         $84,811         $86,442         $78,658
                                      ==============================================================================

Weighted-average number of common
   shares outstanding............           32,545        32,188          32,014          31,375          30,310
                                      ==============================================================================


Adjusted weighted-average number of
   common shares outstanding.....           32,687        32,291          32,129          31,470          30,388
                                      ==============================================================================

Basic earnings (loss) per common share

Continuing operations............            $1.41         $2.89           $2.96           $2.93           $2.66
Discontinued operations..........               --          0.12           (0.31)          (0.17)          (0.06)
                                      ------------------------------------------------------------------------------

                                             $1.41         $3.01           $2.65           $2.76           $2.60
                                      ==============================================================================

Diluted earnings (loss) per common
   share

Continuing operations............            $1.40         $2.88           $2.95           $2.92           $2.65
Discontinued operations..........               --          0.12           (0.31)          (0.17)          (0.06)
                                      ------------------------------------------------------------------------------

                                             $1.40         $3.00           $2.64           $2.75           $2.59
                                      ==============================================================================

                                                  HEI Exhibit 12.1 (page 1 of 2)

                       Hawaiian Electric Industries, Inc.
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 2000, 1999, 1998, 1997 and 1996

                                                     2000                    1999                       1998
                                        ------------------------------------------------------------------------------
(dollars in thousands)                        (1)          (2)        (1)           (2)          (1)           (2)
----------------------------------------------------------------------------------------------------------------------
Fixed charges
Total interest charges (3) ..........       $198,471     $317,663   $159,729      $280,067     $145,449     $287,518
Interest component of rentals.........         4,451        4,451      4,429         4,429        3,599        3,599
Pretax preferred stock dividend
   requirements of subsidiaries.......         2,900        2,900      3,415         3,415        9,404        9,404
Preferred securities distributions of
   trust subsidiaries.................        16,035       16,035     16,025        16,025       12,557       12,557
                                        ------------------------------------------------------------------------------

Total fixed charges...................      $221,857     $341,049   $183,598      $303,936     $171,009     $313,078
                                        ==============================================================================

Earnings
Pretax income from continuing
   operations.........................      $ 66,986     $ 66,986   $149,884      $149,884     $151,581     $151,581
Fixed charges, as shown...............       221,857      341,049    183,598       303,936      171,009      313,078
Interest capitalized..................        (3,089)      (3,089)    (2,844)       (2,844)      (5,915)      (5,915)
                                        ------------------------------------------------------------------------------

Earnings available for fixed charges..      $285,754     $404,946   $330,638      $450,976     $316,675     $458,744
                                        ==============================================================================

Ratio of earnings to
    fixed charges.....................          1.29         1.19       1.80          1.48         1.85         1.47
                                        ==============================================================================

(1)   Excluding interest on ASB deposits.

(2)   Including interest on ASB deposits.

(3) Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI's consolidated statements of income.

                                                  HEI Exhibit 12.1 (page 2 of 2)

                       Hawaiian Electric Industries, Inc.
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
       Years ended December 31, 2000, 1999, 1998, 1997 and 1996--Continued

                                                           1997                        1996
                                               ---------------------------------------------------------
(dollars in thousands)                                (1)             (2)           (1)          (2)
--------------------------------------------------------------------------------------------------------
Fixed charges
Total interest charges (3) ....................     $137,855       $226,954      $127,006     $218,170
Interest component of rentals..................        2,973          2,973         3,583        3,583
Pretax preferred stock dividend requirements
   of subsidiaries.............................        9,999          9,999        10,730       10,730
Preferred securities distributions of trust
   subsidiaries................................       10,600         10,600            --           --
                                               ---------------------------------------------------------

Total fixed charges............................     $161,427       $250,526      $141,319     $232,483
                                               =========================================================

Earnings
Pretax income from
   continuing operations.......................     $150,616       $150,616      $136,585     $136,585
Fixed charges, as shown........................      161,427        250,526       141,319      232,483
Interest capitalized...........................       (6,190)        (6,190)       (5,862)      (5,862)
                                               ---------------------------------------------------------

Earnings available for fixed charges...........     $305,853       $394,952      $272,042     $363,206
                                               =========================================================

Ratio of earnings to fixed charges.............         1.89           1.58          1.93         1.56
                                               =========================================================

(1)   Excluding interest on ASB deposits.

(2)   Including interest on ASB deposits.

(3) Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI's consolidated statements of income.

                                                               HECO Exhibit 12.2

                         Hawaiian Electric Company, Inc.
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            Years ended December 31, 2000, 1999, 1998, 1997 and 1996

(dollars in thousands)                                  2000        1999        1998        1997         1996
--------------------------------------------------------------------------------------------------------------
Fixed charges
Total interest charges..........................     $49,062     $48,460     $47,921     $48,778      $47,451
Interest component of rentals...................         696         785         730         757          690
Pretax preferred stock dividend requirements of
   subsidiaries.................................       1,438       1,479       4,081       4,150        4,358
Preferred securities distributions of trust
   subsidiaries.................................       7,675       7,665       4,197       3,052           --
                                                 -------------------------------------------------------------

Total fixed charges.............................     $58,871     $58,389     $56,929     $56,737      $52,499
                                                 =============================================================

Earnings
Income before preferred stock dividends of HECO.     $88,366   $  76,400   $  84,230    $ 81,849     $ 85,213
Fixed charges, as shown.........................      58,871      58,389      56,929      56,737       52,499
Income taxes (see note below)...................      55,375      48,047      54,572      52,535       55,888
Allowance for borrowed funds used during
   construction.................................      (2,922)     (2,576)     (5,915)     (6,190)      (5,862)
                                                 -------------------------------------------------------------

Earnings available for fixed charges............    $199,690    $180,260    $189,816    $184,931     $187,738
                                                 =============================================================

Ratio of earnings to fixed charges..............        3.39        3.09        3.33        3.26         3.58
                                                 =============================================================

Note:
Income taxes is comprised of the following:
   Income tax expense relating to operating
     income for regulatory purposes............      $55,213     $48,281     $54,719     $52,795      $56,170
   Income tax expense (benefit) relating to
     nonoperating results......................          162        (234)       (147)       (260)        (282)
                                                 -------------------------------------------------------------

                                                     $55,375     $48,047     $54,572     $52,535      $55,888
                                                 =============================================================

                                                  HEI Exhibit 21.1 (Page 1 of 2)

                      Hawaiian Electric Industries, Inc.
                        SUBSIDIARIES OF THE REGISTRANT

The following is a list of all direct and indirect subsidiaries of the registrant as of March 12, 2001. The state/place of incorporation or organization is noted in parentheses and subsidiaries of intermediate parent companies are designated by indentations.

Hawaiian Electric Company, Inc. (Hawaii)
  Maui Electric Company, Limited (Hawaii)
  Hawaii Electric Light Company, Inc. (Hawaii)
  HECO Capital Trust I (Delaware)
  HECO Capital Trust II (Delaware)
HEI Diversified, Inc. (Hawaii)
  American Savings Bank, F.S.B. (federally chartered)
    American Savings Investment Services Corp. (Hawaii)
    ASB Service Corporation (Hawaii)
    AdCommunications, Inc. (Hawaii)
    American Savings Mortgage Co., Inc. (Hawaii)
    ASB Realty Corporation (Hawaii)
HEI Power Corp. (Hawaii)
  HEI Power Corp. Guam (Hawaii)
  HEI Power Corp. Saipan (Commonwealth of the Northern Mariana Islands) HEI Power Corp. International (Cayman Islands)
    HEIPC Cambodia Ventures (Cayman Islands)
    HEIPC Phnom Penh Power (Limited), LLC (Cayman Islands)
    HEI Power Corp. Philippines (Cayman Islands)
    HEIPC Philippine Ventures (Cayman Islands)
    HEIPC Philippine Development, LLC (Cayman Islands)
    Lake Mainit Power, LLC (Cayman Islands)
    HEIPC Bulacan I, LLC (Cayman Islands)
    HEIPC Bulacan II, LLC (Cayman Islands)
    HEI Power Corp. China (Republic of Mauritius)
      Dafeng Sanlian Cogeneration Co., Ltd. (People's Republic of China)
          (76% owned by HEI Power Corp. China)
    HEI Power Corp. China II (Republic of Mauritius)
      United Power Pacific Company Limited (Republic of Mauritius)
         Baotou Tianjiao Power Co., Ltd. (People's Republic of China)
            (75% owned by United Power Pacific Company Limited)
    HEI Power Corp. China III (Republic of Mauritius)
    HEI Power Corp. China IV (Republic of Mauritius)

                                                  HEI Exhibit 21.1 (Page 2 of 2)

                      Hawaiian Electric Industries, Inc.
                        SUBSIDIARIES OF THE REGISTRANT
                                  (continued)

   HEI Investments, Inc. (Hawaii; continued in Nova Scotia, Canada)
     HEIPC Philippines Holding Co. (Republic of the Philippines)
         EPHE Philippines Energy Company, Inc. (Republic of the Philippines)
            (50% owned by HEIPC Philippines Holding Co.)
            East Asia Power Resources Corporation (Republic of the Philippines) (approximately 91.7% owned by EPHE Philippines Energy Company, Inc.)
                East Asia Diesel Power Corporation (Republic of the Philippines)
                 Sunrise Power Company Inc. (Republic of the Philippines)
                   (approximately 66.7% owned by East Asia Diesel Power Corporation)
                 Duracom Mobile Power Company (Republic of the Philippines)
                   (40% owned by East Asia Diesel Power Corporation)
Pacific Energy Conservation Services, Inc. (Hawaii)
HEI District Cooling, Inc. (Hawaii)
ProVision Technologies, Inc. (Hawaii)
HEI Properties, Inc. (Hawaii)
HEI Leasing, Inc. (Hawaii)
Hycap Management, Inc. (Delaware)
  HEI Preferred Funding, LP (a limited partnership in which Hycap Management,
     Inc. is the sole general partner) (Delaware)
Hawaiian Electric Industries Capital Trust I (a business trust) (Delaware) Hawaiian Electric Industries Capital Trust II (a business trust) (Delaware) Hawaiian Electric Industries Capital Trust III (a business trust) (Delaware)
The Old Oahu Tug Service, Inc. (Hawaii)
Malama Pacific Corp. (Hawaii)
  Malama Property Investment Corp. (Hawaii)
  Malama Development Corp. (Hawaii)
  Malama Mohala Corp. (Hawaii)

                                                               HECO Exhibit 21.2

                        Hawaiian Electric Company, Inc.
                        SUBSIDIARIES OF THE REGISTRANT

The following is a list of all subsidiaries of the registrant as of March 12, 2001. The state/place of incorporation or organization is noted in parentheses.

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

                                                                  HEI Exhibit 23

[KPMG LLP letterhead]



                             Accountants' Consent
                             --------------------



The Board of Directors
Hawaiian Electric Industries, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 333-44737, 33-58820, 333-73225, 333-18809 and 333-56312 on Form S-3 and
Registration Statement Nos. 33-65234, 333-05667 and 333-02103 on Form S-8 of Hawaiian Electric Industries, Inc., and Registration Statement Nos. 333-18809-01, 333-18809-02, 333-18809-03 and 333-18809-04 on Form S-3 of
Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and HEI Preferred Funding, LP of our report dated January 23, 2001, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2000, which report is incorporated by reference in the 2000 annual report on Form 10-K of Hawaiian Electric Industries, Inc. We also consent to incorporation by reference of our report dated January 23, 2001 relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 2000 annual report on Form 10-K, which report is included in said Form 10-K.


/s/ KPMG LLP



Honolulu, Hawaii
March 23, 2001

                                                               HECO Exhibit 99.2

                        Hawaiian Electric Company, Inc.
                 RECONCILIATION OF ELECTRIC UTILITY OPERATING
                     INCOME PER HEI AND HECO CONSOLIDATED
                             STATEMENTS OF INCOME

                                                                                Years ended December 31,
                                                                         ----------------------------------------
(in thousands)                                                                  2000         1999         1998
-----------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated activities before
   income taxes (per HEI Consolidated Statements of Income)...........       $193,091      $174,714    $177,450

Deduct:
   Income taxes on regulated activities...............................        (55,213)      (48,281)    (54,719)
   Revenues from nonregulated activities..............................         (6,535)       (4,881)     (7,384)

Add:
   Expenses from nonregulated activities..............................          1,818         1,289         805
                                                                             ----------------------------------


Operating income from regulated activities after income taxes (per HECO
   Consolidated Statements of Income).................................       $133,161      $122,841    $116,152
                                                                             ==================================

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.          HAWAIIAN ELECTRIC COMPANY, INC.
                        (Registrant)                               (Registrant)

By /s/ Robert F. Mougeot                    By  /s/ Richard A. von Gnechten
   ---------------------------------------      --------------------------------
   Robert F. Mougeot                            Richard A. von Gnechten
   Financial Vice President, Treasurer and      Financial Vice President of HECO
      Chief Financial Officer of HEI
   (Principal Financial Officer of HEI)         (Principal Financial Officer
                                                 of HECO)

Date: March 20, 2001                        Date: March 20, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 20, 2001. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named companies and any subsidiaries thereof.

Signature                             Title
----------------------------------    ------------------------------------------


/s/ Robert F. Clarke                  Chairman, President and Director of HEI
----------------------------------    Chairman of the Board of Directors of HECO
Robert F. Clarke                      (Chief Executive Officer of HEI)


/s/ T. Michael May                    Senior Vice President and Director of HEI
----------------------------------    President and Director of HECO
T. Michael May                        (Chief Executive Officer of HECO)


/s/ Robert F. Mougeot                 Financial Vice President, Treasurer and
----------------------------------      Chief Financial Officer of HEI
Robert F. Mougeot                     (Principal Financial Officer of HEI)


/s/ Curtis Y. Harada                  Controller of HEI
----------------------------------    (Principal Accounting Officer of HEI)
Curtis Y. Harada

Signature                             Title
----------------------------------    ------------------------------------------


/s/ Richard A. von Gnechten           Financial Vice President
----------------------------------    (Principal Financial Officer of HECO)
Richard A. von Gnechten


/s/ Ernest T. Shiraki                 Controller of HECO
----------------------------------    (Principal Accounting Officer of HECO)
Ernest T. Shiraki


/s/ Don E. Carroll                    Director of HEI
----------------------------------
Don E. Carroll


/s/ Richard Henderson                 Director of HEI and HECO
----------------------------------
Richard Henderson


/s/ Victor Hao Li                     Director of HEI
----------------------------------
Victor Hao Li


/s/ Bill D. Mills                     Director of HEI
----------------------------------
Bill D. Mills


/s/ A. Maurice Myers                  Director of HEI
----------------------------------
A. Maurice Myers

Signature                             Title
----------------------------------    ------------------------------------------


/s/ Diane J. Plotts                   Director of HEI and HECO
----------------------------------
Diane J. Plotts



/s/ James K. Scott                    Director of HEI and HECO
----------------------------------
James K. Scott



/s/ Oswald K. Stender                 Director of HEI
----------------------------------
Oswald K. Stender



/s/ Anne M. Takabuki                  Director of HECO
----------------------------------
Anne M. Takabuki


                                      Director of HEI
----------------------------------
Kelvin H. Taketa


/s/ Jeffrey N. Watanabe               Director of HEI and HECO
----------------------------------
Jeffrey N. Watanabe


/s/ Paul C. Yuen                      Director of HECO
----------------------------------
Paul C. Yuen