Form 10-Q
period 2001-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2001-05-14
CIK 354707, 46207

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001
                                       OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Class of Common Stock                                   Outstanding May 3, 2001
--------------------------------------------------------------------------------

Hawaiian Electric Industries, Inc. (Without Par Value)...  32,449,048 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).......  12,805,843 Shares
                                                           (not publicly traded)

================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 2001

                                     INDEX

                                                                                    Page No.
Glossary of terms ..................................................................   ii
Forward-looking statements .........................................................    v

                         PART I.  FINANCIAL INFORMATION

Item  1.   Financial statements
           Hawaiian Electric Industries, Inc. and subsidiaries
           ---------------------------------------------------
           Consolidated balance sheets (unaudited) -
              March 31, 2001 and December 31, 2000..................................   1
            Consolidated statements of income (unaudited) -
              three months ended March 31, 2001 and 2000............................   2
            Consolidated statements of changes in stockholders' equity (unaudited) -
              three months ended March 31, 2001 and 2000............................   3
            Consolidated statements of cash flows (unaudited) -
              three months ended March 31, 2001 and 2000............................   4
            Notes to consolidated financial statements (unaudited)..................   5

            Hawaiian Electric Company, Inc. and subsidiaries
            ------------------------------------------------
            Consolidated balance sheets (unaudited) -
              March 31, 2001 and December 31, 2000..................................  11
            Consolidated statements of income (unaudited) -
              three months ended March 31, 2001 and 2000............................  12
            Consolidated statements of retained earnings (unaudited) -
              three months ended March 31, 2001 and 2000............................  12
            Consolidated statements of cash flows (unaudited) -
              three months ended March 31, 2001 and 2000............................  13
            Notes to consolidated financial statements (unaudited)..................  14

Item 2.     Management's discussion and analysis of financial condition and results of operations.............................................  26

Item 3.     Quantitative and qualitative disclosures about market risk..............  35

                          PART II.  OTHER INFORMATION

Item 1.       Legal proceedings.....................................................  36
Item 2.       Changes in securities and use of proceeds.............................  36
Item 4.       Submission of matters to a vote of security holders...................  37
Item 5.       Other information.....................................................  37
Item 6.       Exhibits and reports on Form 8-K......................................  50
Signatures..........................................................................  51

              Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended March 31, 2001

                               GLOSSARY OF TERMS

 Terms                Definitions
-------             ---------------
AFUDC            Allowance for funds used during construction

APB              Accounting Principles Board

ASB              American Savings Bank, F.S.B., a wholly owned subsidiary of HEI Diversified, Inc.
                     and parent company of American Savings Investment Services Corp. (and its
                     subsidiary since March 15, 2001, Bishop Insurance Agency of Hawaii, Inc.), ASB
                     Service Corporation, AdCommunications, Inc., American Savings Mortgage Co., Inc.
                     and ASB Realty Corporation

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

Consumer         Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the
 Advocate            State of Hawaii

D&O              Decision and order

DHHL             Department of Hawaiian Home Lands of the State of Hawaii

DLNR             Department of Land and Natural Resources of the State of Hawaii

DOH              Department of Health of the State of Hawaii

DTCC             Dual-train combined-cycle

EAB              Environmental Appeals Board

 Terms                Definitions
-------             ---------------
EAPRC            East Asia Power Resources Corporation

Enserch          Enserch Development Corporation

EPA              Environmental Protection Agency - federal

EPHE             EPHE Philippines Energy Company, Inc.

FASB             Financial Accounting Standards Board

Federal          U.S. Government

FHLB             Federal Home Loan Bank

GAAP             Accounting principles generally accepted in the United States of America

GPA              Guam Power Authority

Hamakua          Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
 Partners

HAR              Hawaii Administrative Rules

HCPC             Hilo Coast Power Company

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

HEIDI            HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric Industries,
                     Inc. and the parent company of American Savings Bank, F.S.B.

HEIII            HEI Investments, Inc. (formerly HEI Investment Corp.), a subsidiary of HEI Power
                     Corp.

HEIPC            HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc., and the parent company of several subsidiaries

HEIPC            HEI Power Corp. and its subsidiaries
 Group

 Terms                Definitions
-------             ---------------
HELCO            Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of
                     Hawaiian Electric Company, Inc.

HPG              HEI Power Corp. Guam, a wholly owned subsidiary of HEI Power Corp.

HRS              Hawaii Revised Statutes

HTB              Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to
                     The Old Oahu Tug Service, Inc.

IMPC             Inner Mongolia Power Company

IPP              Independent power producer

KCP              Kawaihae Cogeneration Partners

KDC              Keahole Defense Coalition

KWH              Kilowatthour

MECO             Maui Electric Company, Limited, a wholly owned electric utility subsidiary of
                     Hawaiian Electric Company, Inc.

MW               Megawatt

NOV              Notice of Violation

OTS              Office of Thrift Supervision, Department of Treasury

PBR              Performance-based rate-making

PSD permit       Prevention of Significant Deterioration/Covered Source permit

PRPs             Potentially responsible parties

PSC              Public Service Company

PUC              Public Utilities Commission of the State of Hawaii

ROACE            Return on average common equity

SEC              Securities and Exchange Commission

 Terms                Definitions
-------             ---------------
SFAS             Statement of Financial Accounting Standards

TOOTS            The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp. (HTB)), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. On November 10, 1999,
                     HTB sold Young Brothers, Limited and substantially all of HTB's operating assets and changed its name

YB               Young Brothers, Limited, which was sold on November 10, 1999, was formerly a wholly owned subsidiary of Hawaiian Tug & Barge Corp.

Forward-looking statements

This report and other presentations made by Hawaiian Electric Industries, Inc.
(HEI) and its subsidiaries contain "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and/or include words such as "expects", "anticipates", "intends", "plans", "believes", "predicts", "estimates" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings/losses or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries, the performance of the industries in which they do business and economic and market factors, among other things. These statements are not guaranties of future performance. Such risks, uncertainties and other important factors could cause actual results to differ materially from those in the forward-looking statements and include, but are not limited to, the following: the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; product demand and market acceptance risks; increasing competition in the electric utility, banking and international power industries; capacity and supply constraints or difficulties; fuel oil price changes and the continued availability of the electric utilities' energy cost adjustment clauses; new technological developments; federal, state and international governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI and its subsidiaries, decisions in rate cases and other Public Utilities Commission of the State of Hawaii (PUC) proceedings and on permitting issues, required corrective actions and changes in taxation; the results of financing efforts; the timing and extent of changes in interest rates; the risks inherent in changes in the value of and market for securities available for sale; the timing and extent of changes in foreign currency exchange rates, and the convertibility and availability of foreign currency, particularly in the Philippines and China; the risks inherent in implementing hedging strategies, including the availability and pricing of forward contracts; political and business risks inherent in doing business in developing countries; the ultimate outcome of tax positions taken; the risk that ASB Realty Corporation fails to qualify as a real estate investment trust for federal and state income tax purposes, in which case it would be subject to regular corporate income taxation; and other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or Hawaiian Electric Company, Inc. (HECO) with the Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
-----------------------------
Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                                  March 31,          December 31,
(in thousands)                                                                      2001                 2000
-----------------------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents........................................................     $  197,197           $  215,034
Accounts receivable and unbilled revenues, net..............................        163,014              191,501
Available-for-sale investment and mortgage/asset-backed securities..........      2,244,895              164,668
Held-to-maturity investment and mortgage/asset-backed securities............         80,385            2,105,837
Loans receivable, net.......................................................      3,213,204            3,211,325
Property, plant and equipment, net of accumulated
    depreciation of $1,256,655 and $1,230,691...............................      2,089,446            2,091,345
Regulatory assets...........................................................        115,659              116,623
Other.......................................................................        302,248              273,861
Goodwill and other intangibles..............................................         98,503               99,128
----------------------------------------------------------------------------------------------------------------
                                                                                 $8,504,551           $8,469,322
================================================================================================================

Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable............................................................     $  126,414           $  127,565
Deposit liabilities.........................................................      3,637,134            3,584,646
Short-term borrowings.......................................................        158,468              104,398
Securities sold under agreements to repurchase..............................        609,707              596,504
Advances from Federal Home Loan Bank........................................      1,204,252            1,249,252
Long-term debt..............................................................      1,063,376            1,088,731
Deferred income taxes.......................................................        139,584              147,513
Contributions in aid of construction........................................        210,624              211,518
Other.......................................................................        274,576              284,891
----------------------------------------------------------------------------------------------------------------
                                                                                  7,424,135            7,395,018
----------------------------------------------------------------------------------------------------------------

HEI- and HECO-obligated preferred securities of trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed
    and HECO and HECO-guaranteed subordinated debentures....................        200,000              200,000
Preferred stock of subsidiaries - not subject to mandatory redemption.......         34,406               34,406
Minority interests..........................................................            815                  839
----------------------------------------------------------------------------------------------------------------
                                                                                    235,221              235,245
----------------------------------------------------------------------------------------------------------------

Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares; issued:  none......              -                    -
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 33,370 shares and 32,991 shares........................        705,121              691,925
Retained earnings...........................................................        154,530              147,324
Accumulated other comprehensive loss........................................        (14,456)                (190)
----------------------------------------------------------------------------------------------------------------
                                                                                    845,195              839,059
----------------------------------------------------------------------------------------------------------------
                                                                                 $8,504,551           $8,469,322
================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

Three months ended March 31                                                              2001           2000
----------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts and ratio of earnings to fixed charges)
Revenues
Electric utility..................................................................     $318,423         $289,405
Savings bank......................................................................      115,754          110,267
International power...............................................................        1,969            1,665
Other.............................................................................       (1,279)             538
----------------------------------------------------------------------------------------------------------------
                                                                                        434,867          401,875
----------------------------------------------------------------------------------------------------------------
Expenses
Electric utility..................................................................      270,413          237,775
Savings bank......................................................................       95,605           91,077
International power...............................................................          773            2,115
Other.............................................................................        2,359            2,706
----------------------------------------------------------------------------------------------------------------
                                                                                        369,150          333,673
----------------------------------------------------------------------------------------------------------------

Operating income (loss)
Electric utility..................................................................       48,010           51,630
Savings bank......................................................................       20,149           19,190
International power...............................................................        1,196             (450)
Other.............................................................................       (3,638)          (2,168)
----------------------------------------------------------------------------------------------------------------
                                                                                         65,717           68,202
----------------------------------------------------------------------------------------------------------------

Interest expense--other than savings bank.........................................      (20,005)         (19,072)
Allowance for borrowed funds used during construction.............................          676              691
Preferred stock dividends of subsidiaries.........................................         (502)            (498)
Preferred securities distributions of trust subsidiaries..........................       (4,009)          (4,009)
Allowance for equity funds used during construction...............................        1,265            1,269
----------------------------------------------------------------------------------------------------------------

Income before income taxes........................................................       43,142           46,583
Income taxes......................................................................       15,397           17,607
----------------------------------------------------------------------------------------------------------------
Net income........................................................................     $ 27,745         $ 28,976
================================================================================================================
Basic earnings per common share...................................................     $   0.84         $   0.90
================================================================================================================
Diluted earnings per common share.................................................     $   0.83         $   0.90
================================================================================================================
Dividends per common share........................................................     $   0.62         $   0.62
================================================================================================================
Weighted-average number of common shares outstanding..............................       33,159           32,266
     Dilutive effect of stock options and dividend equivalents....................          153              106
----------------------------------------------------------------------------------------------------------------
Adjusted weighted-average shares..................................................       33,312           32,372
================================================================================================================
Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits...........................................         1.78             1.86
================================================================================================================
     Including interest on ASB deposits...........................................         1.49             1.57
================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of changes in stockholders' equity  (unaudited)

                                                                                                       Accumulated
                                                         Common stock                                     other
                                               -------------------------------       Retained         comprehensive
(in thousands)                                      Shares          Amount           earnings         income (loss)     Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000.....................     32,991         $691,925         $147,324           $   (190)        $839,059
Comprehensive income:
   Net income..................................          -                -           27,745                  -           27,745
   Cash flow hedge:
      Cumulative effect of the adoption of
         SFAS No. 133, net of tax benefits
         of $1,031.............................          -                -                -             (1,619)          (1,619)
      Derivative losses, net of tax benefits
         of $757...............................          -                -                -             (1,189)          (1,189)
   Unrealized losses on securities:
      Cumulative effect of the adoption of
         SFAS No. 133, net of taxes of $571....          -                -                -              1,060            1,060
      Unrealized losses arising during
         the period, net of tax benefits
         of $6,716.............................          -                -                -            (12,470)         (12,470)
   Minimum pension liability adjustment,
      net of tax benefits of $30...............          -                -                -                (48)             (48)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)....................          -                -           27,745            (14,266)          13,479
--------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock.......................        379           13,196                -                  -           13,196
Cash dividends ($0.62 per share)...............          -                -          (20,539)                 -          (20,539)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001........................     33,370         $705,121         $154,530           $(14,456)        $845,195
================================================================================================================================

Balance, December 31, 1999.....................     32,213         $665,614         $182,251           $   (279)        $847,586
Net income.....................................          -                -           28,976                  -           28,976
Issuance of common stock.......................        102            2,622                -                  -            2,622
Cash dividends ($0.62 per share)...............          -                -          (20,025)                 -          (20,025)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000........................     32,315         $668,236         $191,202           $   (279)        $859,159
================================================================================================================================

Net income approximates comprehensive income for the three months ended March 31, 2000.

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

Three months ended March 31                                                               2001           2000
----------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
Net income..........................................................................    $  27,745      $  28,976
Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation of property, plant and equipment.................................       27,289         27,143
      Other amortization............................................................        3,862          1,476
      Provision for loan losses.....................................................        3,000          3,000
      Deferred income taxes.........................................................          786           (300)
      Allowance for equity funds used during construction...........................       (1,265)        (1,269)
      Changes in assets and liabilities
            Decrease in accounts receivable and unbilled revenues, net..............       28,487            815
            Increase (decrease) in accounts payable.................................       (1,151)           388
            Changes in other assets and liabilities.................................      (33,209)         2,153
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities...........................................       55,544         62,382
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Principal repayments on available-for-sale investment securities....................          890              -
Proceeds from sale of investment securities.........................................       12,157              -
Available-for-sale mortgage/asset-backed securities purchased.......................     (189,706)             -
Principal repayments on available-for-sale mortgage/asset-backed securities.........       82,132              -
Proceeds from sale of mortgage/asset-backed securities..............................       23,713              -
Held-to-maturity mortgage/asset-backed securities purchased.........................            -       (151,425)
Principal repayments on held-to-maturity mortgage/asset-backed securities...........            -         58,434
Loans receivable originated and purchased...........................................     (177,139)      (110,360)
Principal repayments on loans receivable............................................      135,017        103,611
Proceeds from sale of loans.........................................................       35,124          2,921
Capital expenditures................................................................      (26,226)       (25,080)
Acquisition of Philippines investment...............................................            -        (87,500)
Other...............................................................................        3,895          4,846
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities...............................................     (100,143)      (204,553)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Net increase in deposit liabilities.................................................       52,488         66,369
Net increase in short-term borrowings with original maturities of three months or          57,066         81,026
 less...............................................................................
Repayment of other short-term borrowings............................................       (3,000)             -
Net increase in retail repurchase agreements........................................           35          2,280
Proceeds from securities sold under agreements to repurchase........................      296,132        218,728
Repayments of securities sold under agreements to repurchase........................     (283,232)      (240,085)
Proceeds from advances from Federal Home Loan Bank..................................        7,000        218,531
Principal payments on advances from Federal Home Loan Bank..........................      (52,000)      (180,500)
Proceeds from issuance of long-term debt............................................        9,595          6,304
Repayment of long-term debt.........................................................      (35,000)             -
Preferred securities distributions of trust subsidiaries............................       (4,009)        (4,009)
Net proceeds from issuance of common stock..........................................        8,936          2,590
Common stock dividends..............................................................      (16,517)       (20,025)
Other...............................................................................      (10,732)        (6,361)
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities...........................................       26,762        144,848
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents.....................................      (17,837)         2,677
Cash and equivalents, beginning of period...........................................      215,034        199,906
----------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period.................................................    $ 197,197      $ 202,583
=================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 2000.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of March 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to prior periods' consolidated financial statements to conform to the 2001 presentation.

(2)  Segment financial information
----------------------------------

Segment financial information was as follows:

                                          Electric         Savings      International
(in thousands)                            utility           bank            power           Other           Total
---------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2001
Revenues from external customers.....     $  318,421     $  115,754        $  1,965       $ (1,273)       $  434,867
Intersegment revenues................              2              -               4             (6)                -
---------------------------------------------------------------------------------------------------------------------
    Revenues.........................        318,423        115,754           1,969         (1,279)          434,867
=====================================================================================================================

Income (loss) before income taxes....         35,001         18,737             775**      (11,371)           43,142
Income taxes (benefit)...............         13,576          6,862             341         (5,382)           15,397
---------------------------------------------------------------------------------------------------------------------
    Net income (loss)................         21,425         11,875             434**       (5,989)           27,745
=====================================================================================================================
Assets*..............................      2,366,829      6,010,289         100,552         26,881         8,504,551
=====================================================================================================================

Three months ended March 31, 2000
Revenues from external customers.....     $  289,391     $  110,263        $  1,654       $    567        $  401,875
Intersegment revenues................             14              4              11            (29)                -
---------------------------------------------------------------------------------------------------------------------
    Revenues.........................        289,405        110,267           1,665            538           401,875
=====================================================================================================================

Income (loss) before income taxes....         38,902         17,783            (659)        (9,443)           46,583
Income taxes (benefit)...............         15,177          6,562             262         (4,394)           17,607
---------------------------------------------------------------------------------------------------------------------
    Net income (loss)................         23,725         11,221            (921)        (5,049)           28,976
=====================================================================================================================
Assets*..............................      2,290,877      5,943,462         192,196         31,202         8,457,737
=====================================================================================================================

*  At March 31.
** Includes the reversal of $1.5 million of a guaranty obligation, see note (5).

Revenues attributed to foreign countries for the periods identified above were not significant.

(3)  Electric utility subsidiary
--------------------------------

For HECO's consolidated financial information, including its commitments and contingencies, see pages 11 through 26.

(4)  Savings bank subsidiary
----------------------------

Selected financial information

American Savings Bank, F.S.B. and subsidiaries
Consolidated balance sheet data

                                                                             March 31,    December 31,
(in thousands)                                                                  2001          2000
------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents....................................................    $  192,319      $  207,785
Available-for-sale investment securities................................       107,208         107,955
Available-for-sale mortgage/asset-backed securities.....................     1,791,531          56,713
Available-for-sale mortgage/asset-backed securities
     pledged for repurchase agreements..................................       346,156               -
Held-to-maturity investment securities..................................        80,385          91,723
Held-to-maturity mortgage/asset-backed securities.......................             -       1,697,343
Held-to-maturity mortgage/asset-backed securities
     pledged for repurchase agreements..................................             -         316,771
Loans receivable, net...................................................     3,213,204       3,211,325
Other...................................................................       180,983         180,572
Goodwill and other intangibles..........................................        98,503          99,128
------------------------------------------------------------------------------------------------------
                                                                            $6,010,289      $5,969,315
======================================================================================================

Liabilities and equity
Deposit liabilities.....................................................    $3,637,134      $3,584,646
Securities sold under agreements to repurchase..........................       609,707         596,504
Advances from Federal Home Loan Bank....................................     1,204,252       1,249,252
Other...................................................................       105,189          81,277
------------------------------------------------------------------------------------------------------

                                                                             5,556,282       5,511,679
Minority interests and preferred stock of subsidiary....................         3,469           3,412
Preferred stock.........................................................        75,000          75,000
Common stock equity.....................................................       375,538         379,224
------------------------------------------------------------------------------------------------------
                                                                            $6,010,289      $5,969,315
======================================================================================================

American Savings Bank, F.S.B. and subsidiaries
Consolidated income statement data

Three months ended March 31                                                      2001           2000
------------------------------------------------------------------------------------------------------
(in thousands)
Interest income.........................................................       $107,601       $102,508
Interest expense........................................................         60,500         55,718
------------------------------------------------------------------------------------------------------

Net interest income.....................................................         47,101         46,790
Provision for loan losses...............................................         (3,000)        (3,000)
Other income............................................................          8,153          7,759
Operating, administrative and general expenses..........................        (32,105)       (32,359)
------------------------------------------------------------------------------------------------------

Operating income........................................................         20,149         19,190
Minority interests......................................................             59             57
Income taxes............................................................          6,862          6,562
------------------------------------------------------------------------------------------------------

Income before preferred stock dividends.................................         13,228         12,571
Preferred stock dividends...............................................          1,353          1,350
------------------------------------------------------------------------------------------------------
Net income..............................................................       $ 11,875       $ 11,221
======================================================================================================

Disposition of certain debt securities

In June 2000, the Office of Thrift Supervision (OTS) advised American Savings Bank, F.S.B. (ASB) that four debt securities, in the original aggregate principal amount of $114 million, were impermissible investments under regulations applicable to federal savings banks. The securities, purchased through two brokers, are trust certificates which are rated Aaa as to principal repayment but not rated as to interest. The trust certificates represent (i) the right to receive the principal amount of the trust certificates at maturity from an Aaa-rated swap counterparty (principal swap) and (ii) the right to receive the cash flow received on subordinated notes (income class notes). ASB recognizes interest income on these securities on a cash basis. In 2000, ASB reclassified these trust certificates from "held-to-maturity" status to "available-for-sale" status in its financial statements and recognized a $3.8 million net loss on the writedown of these securities to their estimated fair value. In the first quarter of 2001, ASB recognized a $0.5 million net loss on the writedown of one series of these trust certificates to its estimated fair value. Additional losses could result from the ultimate disposition of these securities, or if there is a further "other-than-temporary" decline in their fair value.

Because of the ongoing regulatory demands that ASB dispose of the securities, ASB has undertaken efforts to dispose of those four trust certificate investments by the end of the second quarter of 2001. ASB has demanded that the brokers who sold these securities agree to rescission of the transactions. One broker, through whom ASB purchased one issue of trust certificates for approximately $30 million, arranged a transaction which closed in April 2001 for the disposition of that issue for an amount approximating ASB's original purchase price.

ASB has filed a lawsuit against the broker through whom the other three issues of trust certificates were purchased, seeking rescission and other remedies, including recovery of any losses ASB may incur as a result of its purchase and ownership of these trust certificates. ASB has taken steps to terminate the principal swap for two of the three series and to cause the related income class notes to be sold (or their value otherwise determined and paid to ASB in accordance with the trust agreement), with the proceeds to be paid to ASB. HEI's bid to purchase the income class notes for the first of these two series of notes for approximately $10.2 million has been accepted, and HEI currently intends to submit bids to purchase the income class notes underlying the other two issues of trust certificates.

Reclassification of certain debt securities

On January 1, 2001, ASB reclassified approximately $2 billion of the securities it owns from held-to-maturity to available-for-sale. See note (7), "Recent accounting pronouncements-Derivative instruments and hedging activities."

(5)  International power subsidiary
-----------------------------------

China project

In 1998 and 1999, HEI Power Corp. and its subsidiaries (HEIPC Group) acquired what is now a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 megawatt (MW) (net) coal-fired power plant to be located in Inner Mongolia, People's Republic of China. The power plant is being built "inside the fence" for Baotou Iron & Steel (Group) Co., Ltd. (Baotou Steel). The project has received approval from both the National and Inner Mongolia governments. Construction had commenced and the first of the two units had been expected to be online by early 2001, and the second six months later. However, the Inner Mongolia Power Company (IMPC), which owns and operates the electricity grid in Inner Mongolia, has caused a delay of the project by failing to enter into a satisfactory interconnection arrangement with the joint venture. The HEIPC Group does not believe that it is prudent to continue construction without an interconnection arrangement whose terms are consistent with the project as approved by the National and Inner Mongolia governments. Under the Power Purchase Contract between the joint venture and Baotou Steel, it is Baotou Steel's responsibility to secure an interconnection arrangement with IMPC. The HEIPC Group continues to work with Baotou Steel and IMPC to secure a satisfactory interconnection arrangement. If such an arrangement is not obtained, the HEIPC Group intends to withdraw from the project (including the HEIPC Group's commitment to invest up to an additional $86 million toward the project, subject to certain conditions) and seek recovery of its investment of approximately $25 million to date. Management cannot predict the outcome of such efforts, nor estimate its impairment loss, if any, at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Philippines investment

On March 7, 2000, an indirect subsidiary of HEI Power Corp. (HEIPC) acquired a 50% interest in EPHE Philippines Energy Company, Inc. (EPHE), an indirect subsidiary of El Paso Energy Corporation, for $87.5 million plus up to an additional $6 million of payments contingent upon future earnings of East Asia Power Resources Corporation (EAPRC). EPHE then owned approximately 91.7% of the common shares of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. The HEIPC Group accounted for its investment in EPHE under the equity method of accounting. The Company evaluates equity investments when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Due to the equity losses of $24.1 million incurred in 2000 from the investment in EPHE and the changes in the political and economic conditions related to the investment (primarily devaluation of the Philippine peso and increase in fuel oil prices), management determined that the investment in EAPRC was impaired based on an estimate of the undiscounted future operating cash flows, and on December 31, 2000, wrote off the remaining $65.7 million investment in EAPRC based upon management's estimate of fair value using anticipated cash flows discounted at a rate commensurate with the risks involved. On December 31, 2000, the Company also accrued a potential payment obligation under an HEI guaranty of $10 million of EAPRC loans. In the first quarter of 2001, HEI was partially released from the guaranty obligation and the Company reversed $1.5 million ($0.9 million, net of income taxes) of the $10 million accrued on December 31, 2000.

(6)  Cash flows
---------------

Supplemental disclosures of cash flow information

For the three months ended March 31, 2001 and 2000, the Company paid interest amounting to $64.8 million and $56.5 million, respectively.

For the three months ended March 31, 2001 and 2000, the Company paid income taxes amounting to $13.4 million and $0.6 million, respectively.

Supplemental disclosures of noncash activities

In April 2000, HEI recommenced issuing new common shares under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP). From March 1998 to March 2000, HEI had acquired for cash its common shares in the open market to satisfy the requirements of the HEI DRIP. Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $4.0 million for the three months ended March 31, 2001.

(7)  Recent accounting pronouncements
-------------------------------------

Derivative instruments and hedging activities

The Company adopted the Statement of Financial Accounting Standards (SFAS)
No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's financial condition, net income or liquidity.

SFAS No. 133, as amended, allows the reclassification of certain debt securities from held-to-maturity to either available-for-sale or trading at the time of adoption. On January 1, 2001, ASB reclassified approximately $2 billion in mortgage/asset-backed securities and $13 million in investment securities having estimated fair values of approximately $2 billion and $13 million, respectively, from held-to-maturity to available-for-sale. This reclassification gives ASB the ability to better manage its risks (including interest rate, liquidity and credit risks). At January 1, 2001, the gross unrealized gain on such securities, net of income taxes, was approximately $1 million, and was included in accumulated other comprehensive income within stockholders' equity.

In April 2000, simultaneous with the sale of $100 million of medium-term notes, HEI entered into a swap agreement to manage a portion of its interest rate risk. The swap effectively fixed the interest rate on the $100 million of debt at 7.995% until maturity. Other than this swap, the Company does not currently use derivatives to manage interest rate risk. On January 1, 2001, HEI designated this swap as a cash flow hedge, which hedges the variability of forecasted cash flows attributable to interest rate risk. All conditions were met to assume no ineffectiveness in the hedging relationship. Thus, this cash flow hedge is accounted for under the shortcut method by recording the value of the swap on the balance sheet as either an asset or liability with a corresponding offset recorded in accumulated other comprehensive income within stockholders' equity, net of tax. HEI recorded the after-tax transition amount associated with establishing the fair value of the swap on the balance sheet as a reduction of $1.6 million in accumulated other comprehensive income.

(in thousands)
Summary of transition adjustment, January 1, 2001
Balance sheet - liabilities and stockholders' equity

Deferred income taxes                                         $(1,031)
Other liabilities                                               2,650
Accumulated other comprehensive loss                           (1,619)
                                                            -----------
                                                              $     -
                                                            ===========

(8)  Commitments and contingencies
----------------------------------

See note (4), "Savings bank subsidiary," and note (5), "International power subsidiary," above and note (3), "Commitments and contingencies," in HECO's "Notes to consolidated financial statements."

(9)  Subsequent event - issuance of medium-term notes
-----------------------------------------------------

In March 1999, HEI filed a registration statement with the SEC to register $300 million of Medium-Term Notes, Series C (Series C Notes). In April 2001, HEI sold the last $100 million of its Series C Notes. The $100 million of Series C Notes sold in April 2001 have a fixed interest rate of 7.56% and a maturity date of April 10, 2006.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                                 March 31,          December 31,
(in thousands, except par value)                                                    2001                2000
----------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land..................................................................       $    29,131          $    31,037
   Plant and equipment...................................................         2,978,171            2,974,153
   Less accumulated depreciation.........................................        (1,193,511)          (1,170,184)
   Plant acquisition adjustment, net.....................................               393                  406
   Construction in progress..............................................           177,306              157,183
----------------------------------------------------------------------------------------------------------------
         Net utility plant...............................................         1,991,490            1,992,595
----------------------------------------------------------------------------------------------------------------

Current assets
   Cash and equivalents..................................................               419                1,534
   Customer accounts receivable, net.....................................            75,189               88,546
   Accrued unbilled revenues, net........................................            54,891               64,020
   Other accounts receivable, net........................................             2,032                5,426
   Fuel oil stock, at average cost.......................................            35,812               37,124
   Materials and supplies, at average cost...............................            18,733               16,787
   Prepayments and other.................................................            32,588                4,697
----------------------------------------------------------------------------------------------------------------
         Total current assets............................................           219,664              218,134
----------------------------------------------------------------------------------------------------------------

Other assets
   Regulatory assets.....................................................           115,659              116,623
   Other.................................................................            40,016               41,170
----------------------------------------------------------------------------------------------------------------
         Total other assets..............................................           155,675              157,793
----------------------------------------------------------------------------------------------------------------
                                                                                $ 2,366,829          $ 2,368,522
================================================================================================================

Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares...........................       $    85,387          $    85,387
   Premium on capital stock..............................................           295,688              295,655
   Retained earnings.....................................................           465,395              443,970
----------------------------------------------------------------------------------------------------------------
         Common stock equity.............................................           846,470              825,012
   Cumulative preferred stock - not subject to mandatory redemption......            34,293               34,293
   HECO-obligated mandatorily redeemable trust preferred securities of
    subsidiary trusts holding solely HECO and HECO-guaranteed debentures.           100,000              100,000
   Long-term debt........................................................           677,376              667,731
----------------------------------------------------------------------------------------------------------------
         Total capitalization............................................         1,658,139            1,627,036
----------------------------------------------------------------------------------------------------------------

Current liabilities
   Short-term borrowings-nonaffiliates...................................            96,869              104,398
   Short-term borrowings-affiliate.......................................             1,964                8,764
   Accounts payable......................................................            49,809               71,698
   Interest and preferred dividends payable..............................            16,937               10,483
   Taxes accrued.........................................................            65,774               78,186
   Other.................................................................            19,920               10,559
----------------------------------------------------------------------------------------------------------------
         Total current liabilities.......................................           251,273              284,088
----------------------------------------------------------------------------------------------------------------

Deferred credits and other liabilities
   Deferred income taxes.................................................           137,946              137,066
   Unamortized tax credits...............................................            47,478               47,603
   Other.................................................................            61,369               61,211
----------------------------------------------------------------------------------------------------------------
         Total deferred credits and other liabilities....................           246,793              245,880
----------------------------------------------------------------------------------------------------------------
Contributions in aid of construction.....................................           210,624              211,518
----------------------------------------------------------------------------------------------------------------
                                                                                $ 2,366,829          $ 2,368,522
================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

Three months ended March 31                                               2001          2000
----------------------------------------------------------------------------------------------
(in thousands, except for ratio of earnings to fixed charges)
Operating revenues..................................................    $317,293      $288,421
----------------------------------------------------------------------------------------------

Operating expenses
Fuel oil............................................................      88,245        75,155
Purchased power.....................................................      81,916        70,226
Other operation.....................................................      29,774        27,741
Maintenance.........................................................      15,197        12,533
Depreciation........................................................      24,609        24,334
Taxes, other than income taxes......................................      30,491        27,361
Income taxes........................................................      13,604        15,193
----------------------------------------------------------------------------------------------
                                                                         283,836       252,543
----------------------------------------------------------------------------------------------
Operating income....................................................      33,457        35,878
----------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction.................       1,265         1,269
Other, net..........................................................         977           575
----------------------------------------------------------------------------------------------
                                                                           2,242         1,844
----------------------------------------------------------------------------------------------
Income before interest and other charges............................      35,699        37,722
----------------------------------------------------------------------------------------------

Interest and other charges
Interest on long-term debt..........................................       9,929         9,932
Amortization of net bond premium and expense........................         530           442
Other interest charges..............................................       2,073         1,897
Allowance for borrowed funds used during construction...............        (676)         (691)
Preferred stock dividends of subsidiaries...........................         229           228
Preferred securities distributions of trust subsidiaries............       1,919         1,919
----------------------------------------------------------------------------------------------
                                                                          14,004        13,727
----------------------------------------------------------------------------------------------

Income before preferred stock dividends of HECO.....................      21,695        23,995
Preferred stock dividends of HECO...................................         270           270
----------------------------------------------------------------------------------------------
Net income for common stock.........................................    $ 21,425      $ 23,725
==============================================================================================
Ratio of earnings to fixed charges (SEC method).....................        3.29          3.61
==============================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

Three months ended March 31                                               2001         2000
---------------------------------------------------------------------------------------------
(in thousands)
Retained earnings, beginning of period..............................    $443,970     $425,206
Net income for common stock.........................................      21,425       23,725
Common stock dividends..............................................           -      (13,952)
---------------------------------------------------------------------------------------------
Retained earnings, end of period....................................    $465,395     $434,979
=============================================================================================

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows  (unaudited)

Three months ended March 31                                                    2001         2000
--------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO..........................    $ 21,695     $ 23,995
Adjustments to reconcile income before preferred stock dividends of
 HECO to net cash provided by operating activities
      Depreciation of property, plant and equipment......................      24,609       24,334
      Other amortization.................................................       3,206        1,069
      Deferred income taxes..............................................       1,341        1,418
      Tax credits, net...................................................         267          339
      Allowance for equity funds used during construction................      (1,265)      (1,269)
      Changes in assets and liabilities
           Decrease in accounts receivable...............................      16,751          821
           Decrease in accrued unbilled revenues.........................       9,129          798
           Decrease in fuel oil stock....................................       1,312        7,285
           Increase in materials and supplies............................      (1,946)        (297)
           Increase in regulatory assets.................................        (695)        (513)
           Decrease in accounts payable..................................     (21,889)      (6,550)
           Changes in other assets and liabilities.......................     (16,571)     (12,323)
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities................................      35,944       39,107
--------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures.....................................................     (24,485)     (23,848)
Contributions in aid of construction.....................................       1,803        1,647
Payments on notes receivable.............................................           -          138
--------------------------------------------------------------------------------------------------
Net cash used in investing activities....................................     (22,682)     (22,063)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities
Common stock dividends...................................................           -      (13,952)
Preferred stock dividends................................................        (270)        (270)
Preferred securities distributions of trust subsidiaries.................      (1,919)      (1,919)
Proceeds from issuance of long-term debt.................................       9,595        6,304
Net decrease in short-term borrowings from nonaffiliates and
 affiliate with original maturities of three months or less..............     (11,333)      (2,036)
Repayment of other short-term borrowings.................................      (3,000)           -
Other....................................................................      (7,450)      (6,051)
--------------------------------------------------------------------------------------------------
Net cash used in financing activities....................................     (14,377)     (17,924)
--------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents.....................................      (1,115)        (880)
Cash and equivalents, beginning of period................................       1,534        1,966
--------------------------------------------------------------------------------------------------
Cash and equivalents, end of period......................................    $    419     $  1,086
==================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------
(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 2000.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of March 31, 2001 and December 31, 2000, and the results of their operations and cash flows for the three months ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to prior periods' consolidated financial statements to conform to the 2001 presentation.

(2)  Cash flows
---------------

Supplemental disclosures of cash flow information

For the three months ended March 31, 2001 and 2000, HECO and its subsidiaries paid interest amounting to $5.5 million and $2.6 million, respectively.

For the three months ended March 31, 2001 and 2000, HECO and its subsidiaries paid income taxes amounting to $3.4 million and $9.5 million, respectively.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $1.3 million for each of the three months ended March 31, 2001 and 2000.

(3)  Commitments and contingencies
----------------------------------

HELCO power situation

In 1991, Hawaii Electric Light Company, Inc. (HELCO) began planning to meet increased electric generation demand forecasted for 1994. HELCO's plans were to install at its Keahole power plant two 20 MW combustion turbines (CT-4 and CT-
5), followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) dual-train combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994. The timing of the installation of HELCO's phased units has been revised on several occasions due to delays in obtaining an amendment of a land use permit from the Hawaii Board of Land and Natural Resources (BLNR) and an air permit from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) for the Keahole power plant site. The delays are also attributable to lawsuits, claims and petitions filed by independent power producers (IPPs) and other parties challenging these permits and objecting to the expansion, alleging among other things that

(1) operation of the expanded Keahole site would not comply with land use regulations (including noise standards) and HELCO's land patent; (2) HELCO cannot operate the plant within current air quality standards; (3) HELCO could alternatively purchase power from IPPs to meet increased electric generation demand; and (4) HELCO's land use entitlement expired in April 1999 and HELCO's request for an extension must be heard in a contested case hearing.

For a detailed description and a partial history of the Keahole Power Plant situation, see "HELCO power situation" on pages 9 to 17 of HEI's Annual Report on SEC Form 10-K for the year ended December 31, 2000. Recent developments in this situation are described below.

Land use permit amendment. The Third Circuit Court of the State of Hawaii (the
-------------------------
Circuit Court) ruled in 1997 that because the BLNR had failed to render a valid decision on HELCO's application to amend its land use permit before the statutory deadline, HELCO was entitled to use its Keahole site for the expansion project (HELCO's "default entitlement"). Final judgments of the Circuit Court related to this ruling are on appeal to the Hawaii Supreme Court, which in 1998 denied motions to stay the Circuit Court's final judgment pending resolution of the appeal.

The Circuit Court's final judgment provided that HELCO must comply with the conditions in its application and with the standard land use conditions insofar as those conditions were not inconsistent with HELCO's default entitlement. Subsequent to entry of the Circuit Court's final judgment, there have been numerous proceedings before the Circuit Court and the BLNR in which various plaintiffs (a) have sought determinations of what conditions apply to HELCO's default entitlement, (b) have claimed that HELCO has not complied with applicable land use conditions and that its default entitlement should thus be forfeited, (c) have claimed that HELCO will not be able to operate the proposed plant without violating applicable land use conditions and provisions of Hawaii's Clean Air Act and Noise Pollution Act and (d) have sought orders enjoining any further construction at the Keahole site.

Although there has not been a final resolution of these claims, to date there have been three rulings on these claims which may adversely affect HELCO's ability to construct and operate CT-4 and CT-5. First, based on a change by the DOH in its interpretation of the noise rules it promulgated under the Hawaii Noise Pollution Act, the Circuit Court has ruled that a 55dBA daytime and 45dBA nighttime noise standard, rather than the previously applied 70dBA noise standard, applies to HELCO's plant, but has left enforcement of the ruling to the DOH. The DOH has not taken any formal enforcement action. If and when the DOH actually enforces the stricter standards, HELCO may assert that the noise regulations are unconstitutional as applied. Meanwhile, HELCO has installed noise mitigation measures on the existing diesel units at Keahole, has obtained approval to install an additional silencer on CT-2 and is exploring possible noise mitigation measures, which can be implemented if necessary, for CT-4 and CT-5. Second, in September 2000, the Circuit Court ruled that, absent a legal or equitable extension properly authorized by the BLNR, the three-year construction period in the DLNR's standard land use conditions expired in April 1999. In October 2000, HELCO filed with the BLNR a request for extension of the construction deadline and, in January 2001, the BLNR sent the request to a contested case hearing. A hearings officer has been selected, but procedures and schedules for the hearing have not yet been set. In April 2001, however, the Circuit Court ordered the BLNR to allow discovery in the contested case hearing, with the Court maintaining jurisdiction over any questions of privilege. Third, in December 2000, the Circuit Court granted a motion to stay further construction until extension of the construction deadline is obtained from the BLNR, at which time the Court would consider lifting the stay.

On March 28, 2001, an individual plaintiff filed a motion for post-judgment relief and a subpoena to require a former BLNR member to appear before the Circuit Court. When the hearing on this motion was postponed from April 23, 2001 to May 7, 2001, the individual plaintiff did not issue another subpoena to the former BLNR member. Citing testimony in support of the project given by the former BLNR member at a March 6, 2001 public hearing on HELCO's air permit, the individual alleged that the testimony established grounds to conclude that the former BLNR member was unduly influenced by evidence of the need for the project that the BLNR had improperly admitted during the contested case hearing in 1995-1996 and that the BLNR member voted to approve HELCO's application on that basis. The plaintiff therefore requested the Circuit Court to order that: (1) the agency record be supplemented by adding the transcript of the former BLNR member's testimony; (2) the plaintiff be allowed an opportunity to argue the prejudicial effect of HELCO's submission of evidence on the need for the project on her right to due process; (3) the plaintiff's motion be granted and the Circuit Court thereby: (a) vacate its February 11, 1998 judgment denying her cross-appeal; (b) grant her cross-appeal; (c) suspend operation of the default entitlement and the proceedings now before the BLNR; (d) certify the remaining issues in the current appeal to the Supreme Court as being issues for interlocutory appeal; and (e) certify its order in granting her motion to the Supreme Court. A hearing on this motion was held on May 7, 2001. The Court took the matter under advisement and requested additional briefing on the issues by May 18, 2001.

Air permit. In 1997, the EPA approved a draft permit and the DOH issued a final
----------
air permit for the Keahole expansion project. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB). In November 1998, the EAB denied several of the appeals, but directed the DOH to reopen the permit for the limited purpose of (1) providing an updated air quality impact report on sulfur dioxide and particulate matter ambient concentrations and (2) either providing a sufficient explanation of why certain data used to support the permit were reasonably representative or performing a new air quality analysis based on data shown to be representative. Upon remand, the EPA and DOH required additional data collection, which was satisfactorily completed in April 2000. A draft permit was issued in January 2001 by the DOH, and the DOH held a public hearing in March 2001. The DOH is currently preparing responses to comments submitted at the public hearing. HELCO continues to work with the DOH and EPA with the objective of having the final air permit reissued in mid-2001 and of reaching a final resolution of any appeals to the EAB as expeditiously as possible thereafter.

IPP Complaints. Three IPPs--Kawaihae Cogeneration Partners (KCP), Enserch
--------------
Development Corporation (Enserch) and Hilo Coast Power Company (HCPC)--filed separate complaints with the PUC in 1993, 1994 and 1999, respectively, alleging that they are each entitled to a power purchase agreement (PPA) to provide HELCO with additional capacity. KCP and Enserch each claimed they would be a substitute for HELCO's planned expansion of Keahole.

In 1994 and 1995, the PUC allowed HELCO to pursue construction of and commit expenditures for CT-5 and ST-7, but noted that such costs are not to be included in rate base until the project is installed and "is used and useful for utility purposes." The PUC also ordered HELCO to continue negotiating with the IPPs and held that the facility to be built should be the one that can be most expeditiously put into service at "allowable cost."

The Enserch and HCPC complaints have been resolved. An Enserch affiliate (which was subsequently sold) has a PUC-approved PPA with HELCO for a 60 MW (net) facility, which was placed in service in 2000. The PUC also approved a restated and amended PPA between HELCO and HCPC which requires that HCPC continue to provide HELCO with 22 MW of firm capacity from 2000 to 2004. HELCO may terminate the PPA with HCPC as of the end of 2002, 2003 or 2004 by giving advance written notice and paying an early termination amount of $0.5 million for each of the remaining years in the five-year term. Both PPAs were necessary to ensure reliable service to customers on the island of Hawaii and, in the opinion of management, do not supplant the need for CT-4 and CT-5.

In October 1999, the Circuit Court ruled that the lease for KCP's proposed plant site was invalid. Based on this ruling and for other reasons, management believes that KCP's pending proposal for a PPA is not viable and, therefore, will not impact the need for CT-4 and CT-5.

Management's evaluation; costs incurred. Management believes that the issues
---------------------------------------
surrounding the amendment to the land use permit and applicable land use conditions, the air permit, the IPP complaints and related matters will be satisfactorily resolved and will not prevent HELCO from ultimately constructing CT-4 and CT-5. Management currently expects that the BLNR, after holding a contested case hearing, will extend the construction period for the plant expansion and that installation of CT-4 and CT-5 will begin when the final air permit is effective (i.e., after resolution of any EAB appeals), with an expedited in-service date in the second half of 2002. There can be no assurances, however, that these results will be achieved or that this time frame will be met.

The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of March 31, 2001. If it becomes probable that CT-4 and/or CT-5 will not be installed, however, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of March 31, 2001,

HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units amounted to approximately $74 million, including
$29 million for equipment and material purchases, $25 million for planning, engineering, permitting, site development and other costs and $20 million for AFUDC.

Although management believes it has acted prudently with respect to the Keahole project, effective December 1, 1998, HELCO decided to discontinue the accrual of AFUDC on CT-4 and CT-5 (which would have been approximately $0.5 million after tax per month) due in part to the delays to date and potential further delays. HELCO has also deferred plans for ST-7 to 2005. No costs for ST-7 are included in construction in progress.

Competition proceeding

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. After a collaborative process involving the 19 parties to the proceeding, final statements of position were prepared by several of the parties and submitted to the PUC in October 1998. HECO's position is that retail competition is not feasible in Hawaii, but that some of the benefits of competition can be achieved through competitive bidding for new generation, performance-based rate-making
(PBR) and innovative pricing provisions. The other parties to the proceeding advanced numerous other proposals in their statements of position. In January 2000, the PUC submitted a status report on its investigation to the legislature. In the report, the PUC stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in the state's electric industry and that it plans to proceed with an examination of the feasibility of competitive bidding. The PUC also indicated in the report its plans to review specific policies to encourage renewable energy resources in the power generation mix. The report states that "further steps" by the PUC "will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition." HECO cannot predict what the ultimate outcome of the proceeding will be or which (if any) of the proposals advanced in the proceeding will be implemented. In addition, some of the parties may seek state legislative action on their proposals.

In May 1999, the PUC approved HECO's standard form contract for customer retention that allows HECO to provide a rate option for customers who would otherwise reduce their energy use from HECO's system by using energy from a nonutility generator. Based on HECO's current rates, the standard form contract provides a 2.77% and an 11.27% discount on base energy rates for "Large Power" and "General Service Demand" customers, respectively. In March 2000, the PUC approved a similar standard form contract for HELCO which, based on HELCO's current rates, provides a 10.00% discount on base energy rates for "Large Power" and "General Service Demand" customers.

In December 1999, HECO, HELCO and Maui Electric Company, Limited (MECO) filed an application with the PUC seeking permission to implement PBR in future rate cases. The proposed PBR would have allowed adjustments in the electric utilities' rates (for up to five years after a rate case) based on an index-based price cap, an earnings sharing mechanism and a service quality mechanism. In early 2001, the PUC dismissed the electric utilities' PBR proposal without prejudice, indicating it declines at this time to change its current cost of service/rate of return methodology for determining electric utility rates.

Environmental regulation

In early 1995, the DOH initially advised HECO, Hawaiian Tug & Barge Corp. (HTB), Young Brothers, Limited (YB) and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 and certain of the identified parties (including HECO, Chevron Products Company, the State of Hawaii Department of Transportation Harbors Division and others) formed a Honolulu Harbor Work Group. Effective January 30, 1998, the Work Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions.

In 1999, the Work Group submitted reports to the DOH presenting environmental conditions and recommendations for additional data gathering to allow for an assessment of the need for risk-based corrective action. The Work Group also engaged a consultant who identified 27 additional potentially responsible parties (PRPs) who were not members of the Work Group, including YB. Under the terms of the agreement for the sale of YB, HEI and The Old Oahu Tug Service, Inc. (TOOTS, formerly HTB) have certain indemnity obligations, including obligations with respect to the Honolulu Harbor investigation. In response to the DOH's request for technical assistance, the EPA became involved with the harbor investigation in June 2000. In August 2000, the Work Group, the DOH, the EPA and the U.S. Coast Guard met to discuss the Conceptual Site Model, how to proceed and other matters.

The DOH issued notices to over 20 other PRPs, including YB, regarding the on going investigation in the Honolulu Harbor area. A new voluntary agreement and a Joint Defense Agreement was signed by the parties in the Work Group and some of the new PRPs, including Phillips Petroleum, but not YB. The next steps are determining a method of cost allocation between the PRPs and remediation work.

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

(4)  HECO-obligated mandatorily redeemable preferred securities of trust
------------------------------------------------------------------------
     subsidiaries holding solely HECO and HECO-guaranteed subordinated
     ------------------------------------------------------------------
     debentures
     ----------

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO's consolidated balance sheets as of March 31, 2001 and December 31, 2000. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

(5) Recent accounting pronouncements
------------------------------------

Derivative instruments and hedging activities

HECO and its subsidiaries adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001 with no resulting material impact to consolidated financial condition, net income or liquidity. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

(6)  Consolidating financial information
----------------------------------------

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

                                                                              March 31, 2001
                                           ------------------------------------------------------------------------------------
                                                                                                       Reclassi-
                                                                                                       fications
                                                                                   HECO       HECO        and
                                                                                  Capital   Capital    elimina-        HECO
(in thousands)                                  HECO        HELCO        MECO     Trust I   Trust II     tions     consolidated
-------------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land....................................  $   25,283   $   2,196   $   1,652   $     -   $      -   $       -    $    29,131
   Plant and equipment.....................   1,875,771     542,467     559,933         -          -           -      2,978,171
   Less accumulated depreciation...........    (766,771)   (225,237)   (201,503)        -          -           -     (1,193,511)
   Plant acquisition adjustment, net.......           -           -         393         -          -           -            393
   Construction in progress................      86,957      80,171      10,178         -          -           -        177,306
-------------------------------------------------------------------------------------------------------------------------------
       Net utility plant...................   1,221,240     399,597     370,653         -          -           -      1,991,490
-------------------------------------------------------------------------------------------------------------------------------
Investment in wholly owned subsidiaries,
   at equity...............................     337,311           -           -         -          -    (337,311)             -
-------------------------------------------------------------------------------------------------------------------------------

Current assets
   Cash and equivalents....................           9           4         406         -          -           -            419
   Advances to affiliates..................      18,100           -       2,000    51,546     51,546    (123,192)             -
   Customer accounts receivable, net.......      48,493      13,942      12,754         -          -           -         75,189
   Accrued unbilled revenues, net..........      38,016       9,199       7,676         -          -           -         54,891
   Other accounts receivable, net..........       2,131         641         173         -          -        (913)         2,032
   Fuel oil stock, at average cost.........      24,204       3,372       8,236         -          -           -         35,812
   Materials and supplies, at average cost.       8,234       2,386       8,113         -          -           -         18,733
   Prepayments and other...................      25,710       4,999       1,879         -          -           -         32,588
-------------------------------------------------------------------------------------------------------------------------------
       Total current assets................     164,897      34,543      41,237    51,546     51,546    (124,105)       219,664
-------------------------------------------------------------------------------------------------------------------------------

Other assets
   Regulatory assets.......................      77,685      19,498      18,476         -          -           -        115,659
   Other...................................      26,228       6,258       7,530         -          -           -         40,016
-------------------------------------------------------------------------------------------------------------------------------
       Total other assets..................     103,913      25,756      26,006         -          -           -        155,675
-------------------------------------------------------------------------------------------------------------------------------
                                             $1,827,361   $ 459,896   $ 437,896   $51,546    $51,546   $(461,416)   $ 2,366,829
===============================================================================================================================

Capitalization and liabilities
Capitalization
   Common stock equity.....................  $  846,470   $ 165,062   $ 169,157   $ 1,546    $ 1,546   $(337,311)   $   846,470
   Cumulative preferred stock-not
         subject to mandatory redemption...      22,293       7,000       5,000         -          -           -         34,293
   HECO-obligated mandatorily redeemable
        trust preferred securities of
        subsidiary trusts holding solely HECO
        and HECO-guaranteed debentures.....           -           -           -    50,000     50,000           -        100,000
   Long-term debt..........................     462,935     145,939     171,594         -          -    (103,092)       677,376
-------------------------------------------------------------------------------------------------------------------------------
       Total capitalization................   1,331,698     318,001     345,751    51,546     51,546    (440,403)     1,658,139
-------------------------------------------------------------------------------------------------------------------------------

Current liabilities
   Short-term borrowings-nonaffiliates.....      96,869           -           -         -          -           -         96,869
   Short-term borrowings-affiliate.........       3,964      18,100           -         -          -     (20,100)         1,964
   Accounts payable........................      33,248       9,043       7,518         -          -           -         49,809
   Interest and preferred dividends payable       9,995       3,151       3,904         -          -        (113)        16,937
   Taxes accrued...........................      35,442      13,445      16,887         -          -           -         65,774
   Other...................................      13,656       2,955       4,109         -          -        (800)        19,920
-------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities...........     193,174      46,694      32,418         -          -     (21,013)       251,273
-------------------------------------------------------------------------------------------------------------------------------

Deferred credits and other liabilities
   Deferred income taxes...................     118,439      10,487       9,020         -          -           -        137,946
   Unamortized tax credits.................      28,040       8,964      10,474         -          -           -         47,478
   Other...................................      21,805      23,660      15,904         -          -           -         61,369
-------------------------------------------------------------------------------------------------------------------------------
       Total deferred credits and other
          liabilities......................     168,284      43,111      35,398         -          -           -        246,793
-------------------------------------------------------------------------------------------------------------------------------
Contributions in aid of construction.......     134,205      52,090      24,329         -          -           -        210,624
-------------------------------------------------------------------------------------------------------------------------------
                                             $1,827,361   $ 459,896   $ 437,896   $51,546    $51,546   $(461,416)   $ 2,366,829
===============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

                                                                            December 31, 2001
                                           ------------------------------------------------------------------------------------
                                                                                                       Reclassi-
                                                                                                       fications
                                                                                   HECO       HECO        and
                                                                                  Capital   Capital    elimina-        HECO
(in thousands)                                  HECO        HELCO        MECO     Trust I   Trust II     tions     consolidated
-------------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land....................................  $   24,999   $   2,470   $   3,568   $     -    $     -   $       -    $    31,037
   Plant and equipment.....................   1,865,486     556,094     552,573         -          -           -      2,974,153
   Less accumulated depreciation...........    (751,894)   (222,476)   (195,814)        -          -           -     (1,170,184)
   Plant acquisition adjustment, net.......           -           -         406         -          -           -            406
   Construction in progress................      82,105      64,552      10,526         -          -           -        157,183
-------------------------------------------------------------------------------------------------------------------------------
       Net utility plant...................   1,220,696     400,640     371,259         -          -           -      1,992,595
-------------------------------------------------------------------------------------------------------------------------------
Investment in wholly owned subsidiaries,
   at equity...............................     333,809           -           -         -          -    (333,809)             -
-------------------------------------------------------------------------------------------------------------------------------

Current assets
   Cash and equivalents....................       1,398           4         132         -          -           -          1,534
   Advances to affiliates..................      21,800           -           -    51,546     51,546    (124,892)             -
   Customer accounts receivable, net.......      60,484      15,022      13,040         -          -           -         88,546
   Accrued unbilled revenues, net..........      44,448      10,144       9,428         -          -           -         64,020
   Other accounts receivable, net..........       4,311         920         231         -          -         (36)         5,426
   Fuel oil stock, at average cost.........      24,176       3,439       9,509         -          -           -         37,124
   Materials and supplies, at average cost.       6,958       2,365       7,464         -          -           -         16,787
   Prepayments and other...................       3,130       1,251         316         -          -           -          4,697
-------------------------------------------------------------------------------------------------------------------------------
       Total current assets................     166,705      33,145      40,120    51,546     51,546    (124,928)       218,134
-------------------------------------------------------------------------------------------------------------------------------

Other assets
   Regulatory assets.......................      77,717      19,838      19,068         -          -           -        116,623
   Other...................................      27,743       5,823       7,604         -          -           -         41,170
-------------------------------------------------------------------------------------------------------------------------------
       Total other assets..................     105,460      25,661      26,672         -          -           -        157,793
-------------------------------------------------------------------------------------------------------------------------------
                                             $1,826,670   $ 459,446   $ 438,051   $51,546    $51,546   $(458,737)   $ 2,368,522
===============================================================================================================================


Capitalization and liabilities
Capitalization
   Common stock equity.....................  $  825,012   $ 162,901   $ 167,816   $ 1,546    $ 1,546   $(333,809)   $   825,012
   Cumulative preferred stock-not
         subject to mandatory redemption...      22,293       7,000       5,000         -          -           -         34,293
   HECO-obligated mandatorily redeemable
        trust preferred securities of
        subsidary trusts holding solely HECO
        and HECO-guaranteed debentures.....           -           -           -    50,000     50,000           -        100,000
   Long-term debt..........................     453,310     145,931     171,582         -          -    (103,092)       667,731
-------------------------------------------------------------------------------------------------------------------------------
       Total capitalization................   1,300,615     315,832     344,398    51,546     51,546    (436,901)     1,627,036
-------------------------------------------------------------------------------------------------------------------------------

Current liabilities
   Short-term borrowings-nonaffiliates.....     104,398           -           -         -          -           -        104,398
   Short-term borrowings-affiliate.........       8,764      20,300       1,500         -          -     (21,800)         8,764
   Accounts payable........................      51,249      10,146      10,303         -          -           -         71,698
   Interest and preferred dividends payable       6,779       1,790       2,045         -          -        (131)        10,483
   Taxes accrued...........................      46,094      15,572      16,520         -          -           -         78,186
   Other...................................       6,343         534       3,587         -          -          95         10,559
-------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities...........     223,627      48,342      33,955         -          -     (21,836)       284,088
-------------------------------------------------------------------------------------------------------------------------------

Deferred credits and other liabilities
   Deferred income taxes...................     116,642      10,535       9,889         -          -           -        137,066
   Unamortized tax credits.................      28,179       8,975      10,449         -          -           -         47,603
   Other...................................      22,284      23,821      15,106         -          -           -         61,211
-------------------------------------------------------------------------------------------------------------------------------
       Total deferred credits and other
           liabilities.....................     167,105      43,331      35,444         -          -           -        245,880
-------------------------------------------------------------------------------------------------------------------------------
Contributions in aid of construction.......     135,323      51,941      24,254         -          -           -        211,518
-------------------------------------------------------------------------------------------------------------------------------
                                             $1,826,670   $ 459,446   $ 438,051   $51,546    $51,546   $(458,737)   $ 2,368,522
===============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                Three months ended March 31, 2001
                                      ------------------------------------------------------------------------------------
                                                                                                  Reclassi-
                                                                                                  fications
                                                                              HECO       HECO        and
                                                                             Capital   Capital    elimina-        HECO
(in thousands)                             HECO       HELCO        MECO      Trust I   Trust II     tions     consolidated
--------------------------------------------------------------------------------------------------------------------------
Operating revenues....................  $215,219     $50,251     $51,823     $     -    $     -   $      -      $317,293
--------------------------------------------------------------------------------------------------------------------------

Operating expenses
Fuel oil..............................    57,627       7,885      22,733           -          -          -        88,245
Purchased power.......................    63,461      18,074         381           -          -          -        81,916
Other operation.......................    19,590       4,338       5,846           -          -          -        29,774
Maintenance...........................    10,512       1,769       2,916           -          -          -        15,197
Depreciation, of property, plant
   and equipment......................    15,196       4,065       5,348           -          -          -        24,609
Taxes, other than income taxes........    20,766       4,772       4,953           -          -          -        30,491
Income taxes..........................     8,229       2,603       2,772           -          -          -        13,604
--------------------------------------------------------------------------------------------------------------------------
                                         195,381      43,506      44,949           -          -          -       283,836
--------------------------------------------------------------------------------------------------------------------------
Operating income......................    19,838       6,745       6,874           -          -          -        33,457
--------------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used
   during construction................     1,076          57         132           -          -          -         1,265
Equity in earnings of subsidiaries....     8,484           -           -           -          -     (8,484)            -
Other, net............................     1,176         116          56       1,037        941     (2,349)          977
--------------------------------------------------------------------------------------------------------------------------
                                          10,736         173         188       1,037        941    (10,833)        2,242
--------------------------------------------------------------------------------------------------------------------------
Income before interest and
   other charges......................    30,574       6,918       7,062       1,037        941    (10,833)       35,699
--------------------------------------------------------------------------------------------------------------------------

Interest and other charges
Interest on long-term debt............     5,819       1,909       2,201           -          -          -         9,929
Amortization of net bond premium
   and expense........................       327         102         101           -          -          -           530
Other interest charges................     3,315         749         358           -          -     (2,349)        2,073
Allowance for borrowed funds used
   during construction................      (582)        (35)        (59)          -          -          -          (676)
Preferred stock dividends of
 subsidiaries.........................         -           -           -           -          -        229           229
Preferred securities distributions
   of trust subsidiaries..............         -           -           -           -          -      1,919         1,919
--------------------------------------------------------------------------------------------------------------------------
                                           8,879       2,725       2,601           -          -       (201)       14,004
--------------------------------------------------------------------------------------------------------------------------

Income before preferred stock
   dividends of HECO..................    21,695       4,193       4,461       1,037        941    (10,632)       21,695
Preferred stock dividends of HECO.....       270         134          95       1,006        913     (2,148)          270
--------------------------------------------------------------------------------------------------------------------------
Net income for common stock...........  $ 21,425     $ 4,059     $ 4,366      $   31    $    28   $ (8,484)     $ 21,425
==========================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                Three months ended March 31, 2001
                                      ------------------------------------------------------------------------------------
                                                                                                  Reclassi-
                                                                                                  fications
                                                                              HECO       HECO        and
                                                                             Capital   Capital    elimina-        HECO
(in thousands)                             HECO       HELCO        MECO      Trust I   Trust II     tions     consolidated
--------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period  $443,970    $62,962     $73,586     $     -     $     -   $(136,548)    $443,970
Net income for common stock...........    21,425      4,059       4,366          31          28      (8,484)      21,425
Common stock dividends................         -     (1,904)     (3,032)        (31)        (28)      4,995            -
--------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period......  $465,395    $65,117     $74,920     $     -     $     -   $(140,037)    $465,395
==========================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                Three months ended March 31, 2000
                                      ------------------------------------------------------------------------------------
                                                                                                  Reclassi-
                                                                                                  fications
                                                                              HECO       HECO        and
                                                                             Capital   Capital    elimina-        HECO
(in thousands)                             HECO       HELCO        MECO      Trust I   Trust II     tions     consolidated
--------------------------------------------------------------------------------------------------------------------------
Operating revenues....................  $200,349     $44,211     $43,861     $    -     $    -    $      -       $288,421
--------------------------------------------------------------------------------------------------------------------------

Operating expenses
Fuel oil..............................    47,586      12,208      15,361          -          -           -         75,155
Purchased power.......................    60,661       7,936       1,629          -          -           -         70,226
Other operation.......................    18,768       4,390       4,583          -          -           -         27,741
Maintenance...........................     8,718       1,562       2,253          -          -           -         12,533
Depreciation, of property, plant
   and equipment......................    14,598       4,849       4,887          -          -           -         24,334
Taxes, other than income taxes........    18,980       4,219       4,162          -          -           -         27,361
Income taxes..........................     9,240       2,507       3,446          -          -           -         15,193
--------------------------------------------------------------------------------------------------------------------------
                                         178,551      37,671      36,321          -          -           -        252,543
--------------------------------------------------------------------------------------------------------------------------
Operating income......................    21,798       6,540       7,540          -          -           -         35,878
--------------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used
   during construction................       932          49         288          -          -           -          1,269
Equity in earnings of subsidiaries....     9,328           -           -          -          -      (9,328)             -
Other, net............................       645         186         281      1,037        941      (2,515)           575
--------------------------------------------------------------------------------------------------------------------------
                                          10,905         235         569      1,037        941     (11,843)         1,844
--------------------------------------------------------------------------------------------------------------------------
Income before interest and
   other charges......................    32,703       6,775       8,109      1,037        941     (11,843)        37,722
--------------------------------------------------------------------------------------------------------------------------

Interest and other charges
Interest on long-term debt............     5,740       1,912       2,280          -          -           -          9,932
Amortization of net bond premium
   and expense........................       285          70          87          -          -           -            442
Other interest charges................     3,204         789         418          -          -      (2,514)         1,897
Allowance for borrowed funds used
   during construction................      (521)        (30)       (140)         -          -           -           (691)
Preferred stock dividends of
 subsidiaries.........................         -           -           -          -          -         228            228
Preferred securities distributions
   of trust subsidiaries..............         -           -           -          -          -       1,919          1,919
--------------------------------------------------------------------------------------------------------------------------
                                           8,708       2,741       2,645          -          -        (367)        13,727
--------------------------------------------------------------------------------------------------------------------------

Income before preferred stock
   dividends of HECO..................    23,995       4,034       5,464      1,037        941     (11,476)        23,995
Preferred stock dividends of HECO.....       270         133          96      1,006        913      (2,148)           270
--------------------------------------------------------------------------------------------------------------------------
Net income for common stock...........  $ 23,725     $ 3,901     $ 5,368     $   31     $   28    $ (9,328)      $ 23,725
==========================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                Three months ended March 31, 2000
                                      ------------------------------------------------------------------------------------
                                                                                                  Reclassi-
                                                                                                  fications
                                                                              HECO       HECO        and
                                                                             Capital   Capital    elimina-        HECO
(in thousands)                             HECO       HELCO        MECO      Trust I   Trust II     tions     consolidated
--------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period  $425,206     $59,806     $69,633     $    -      $    -   $(129,439)     $425,206
Net income for common stock...........    23,725       3,901       5,368         31          28      (9,328)       23,725
Common stock dividends................   (13,952)     (2,431)     (3,583)       (31)        (28)      6,073       (13,952)
--------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period......  $434,979     $61,276     $71,418     $    -      $    -   $(132,694)     $434,979
==========================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows (unaudited)

                                                                Three months ended March 31, 2001
                                      ------------------------------------------------------------------------------------
                                                                                                  Reclassi-
                                                                                                  fications
                                                                              HECO       HECO        and
                                                                             Capital   Capital    elimina-        HECO
(in thousand s)                             HECO       HELCO       MECO      Trust I   Trust II     tions     consolidated
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock
 dividends of HECO......................  $ 21,695    $ 4,193     $ 4,461    $ 1,037     $ 941    $(10,632)     $ 21,695
Adjustments to reconcile income before
 preferred stock dividends of HECO to
 net cash provided by operating
 activities
      Equity in earnings................    (8,484)         -           -          -         -       8,484             -
      Common stock dividends received
       from subsidiaries................     4,995          -           -          -         -      (4,995)            -
      Depreciation of property,
       plant and equipment..............    15,196      4,065       5,348          -         -           -        24,609
      Other amortization................     1,451        551       1,204          -         -           -         3,206
      Deferred income taxes.............     1,797        (49)       (407)         -         -           -         1,341
      Tax credits, net..................       128         48          91          -         -           -           267
      Allowance for equity funds used
       during construction..............    (1,076)       (57)       (132)         -         -           -        (1,265)
      Changes in assets and liabilities
          Decrease in accounts
           receivable...................    14,171      1,359         344          -         -         877        16,751
          Decrease in accrued unbilled
           revenues.....................     6,432        945       1,752          -         -           -         9,129
          Decrease (increase) in fuel
           oil stock....................       (28)        67       1,273          -         -           -         1,312
          Increase in materials and
           supplies.....................    (1,276)       (21)       (649)         -         -           -        (1,946)
          Increase in regulatory assets.      (239)       (34)       (422)         -         -           -          (695)
          Decrease in accounts payable..   (18,001)    (1,103)     (2,785)         -         -           -       (21,889)
          Changes in other assets and
           liabilities..................   (16,394)    (2,619)      1,400          -         -       1,042       (16,571)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating
 activities.............................    20,367      7,345      11,478      1,037       941      (5,224)       35,944
--------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Capital expenditures....................   (15,999)    (3,523)     (4,963)         -         -           -       (24,485)
Contributions in aid of construction....       622        795         386          -         -           -         1,803
Advances to (repayments from) affiliates     3,700          -      (2,000)         -         -      (1,700)            -
Net cash used in investing activities...   (11,677)    (2,728)     (6,577)         -         -      (1,700)      (22,682)
--------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Common stock dividends..................         -     (1,904)     (3,032)       (31)      (28)      4,995             -
Preferred stock dividends...............      (270)      (134)        (95)         -         -         229          (270)
Preferred securities distributions
 of trust subsidiaries..................         -          -           -     (1,006)     (913)          -        (1,919)
Proceeds from issuance of
 long-term debt.........................     9,595          -           -          -         -           -         9,595
Net decrease in short-term borrowings
 from nonaffiliates and affiliate with
 original maturities of three months
 or less................................    (9,333)    (2,200)     (1,500)         -         -       1,700       (11,333)
Repayment of other short-term
 borrowings.............................    (3,000)         -           -          -         -           -        (3,000)
Other...................................    (7,071)      (379)          -          -         -           -        (7,450)
--------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities...   (10,079)    (4,617)     (4,627)    (1,037)     (941)      6,924       (14,377)
--------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in
 cash and equivalents...................    (1,389)         -         274          -         -           -        (1,115)
Cash and equivalents, beginning of
 period.................................     1,398          4         132          -         -           -         1,534
--------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period.....  $      9    $     4     $   406    $     -     $   -    $      -      $    419
==========================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows (unaudited)

                                                                    Three months ended March 31, 2000
                                      ----------------------------------------------------------------------------------------
                                                                                                      Reclassi-
                                                                                                      fications
                                                                                  HECO       HECO        and
                                                                                 Capital   Capital    elimina-        HECO
(in thousand s)                                 HECO       HELCO       MECO      Trust I   Trust II     tions     consolidated
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock
 dividends of HECO.........................  $ 23,995     $ 4,034     $ 5,464     $ 1,037    $ 941    $(11,476)     $ 23,995
Adjustments to reconcile income before
 preferred stock dividends of HECO to net
 cash provided by operating activities
      Equity in earnings...................    (9,328)          -           -           -        -       9,328             -
      Common stock dividends received
       from subsidiaries...................     6,073           -           -           -        -      (6,073)            -
      Depreciation of property,
       plant and equipment.................    14,598       4,849       4,887           -        -           -        24,334
      Other amortization...................       697         161         211           -        -           -         1,069
      Deferred income taxes................       906         229         283           -        -           -         1,418
      Tax credits, net.....................       311          47         (19)          -        -           -           339
      Allowance for equity funds used
       during construction.................      (932)        (49)       (288)          -        -           -        (1,269)
      Changes in assets and liabilities
          Decrease (increase) in
           accounts receivable.............    (1,179)        288        (187)          -                1,899           821
          Decrease (increase) in accrued                                                         -           -
           unbilled revenues...............       701         211        (114)          -                                798
          Decrease in fuel oil stock.......     6,230         250         805           -        -           -         7,285
          Decrease (increase) in materials                                                       -           -
           and supplies....................      (299)        (44)         46           -                               (297)
          Increase in regulatory assets....      (346)        (21)       (146)          -        -           -          (513)
          Increase (decrease) in accounts
           payable.........................    (5,889)      1,148      (1,809)          -        -           -        (6,550)
          Changes in other assets
           and liabilities.................   (12,757)       (857)      1,271           -                   20       (12,323)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities..    22,781      10,246      10,404       1,037      941      (6,302)       39,107
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
Capital expenditures.......................   (16,329)     (3,469)     (4,050)          -        -           -       (23,848)
Contributions in aid of construction.......       999         390         258           -        -           -         1,647
Advances to (repayments from) affiliates...     3,200           -      (3,100)          -        -        (100)            -
Payments on notes receivable...............         -         138           -           -        -           -           138
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities......   (12,130)     (2,941)     (6,892)          -        -        (100)      (22,063)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
Common stock dividends.....................   (13,952)     (2,431)     (3,583)        (31)     (28)      6,073       (13,952)
Preferred stock dividends..................      (270)       (133)        (96)          -        -         229          (270)
Preferred securities distributions
 of trust subsidiaries.....................         -           -           -      (1,006)    (913)          -        (1,919)
Proceeds from issuance of long-term debt...     6,304           -           -           -        -           -         6,304
Net increase (decrease) in short-term
     Borrowings from nonaffiliates and
      affiliate with original maturities
      of three months or less..............     1,064      (3,200)          -           -        -         100        (2,036)
Other......................................    (4,827)     (1,224)          -           -        -           -        (6,051)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities......   (11,681)     (6,988)     (3,679)     (1,037)    (941)      6,402       (17,924)
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in
 cash and equivalents......................    (1,030)        317        (167)          -        -           -          (880)
Cash and equivalents, beginning of period..     1,039         198         729           -        -           -         1,966
------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period........  $      9     $   515     $   562     $     -    $   -     $     -      $  1,086
==============================================================================================================================

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

(8)  Reconciliation of electric utility operating income per HEI and HECO
-------------------------------------------------------------------------
     consolidated statements of income
     ---------------------------------

Three months ended March 31,                                                       2001         2000
------------------------------------------------------------------------------------------------------
(in thousands)
Operating income from regulated and nonregulated activities before income
 taxes (per HEI consolidated statements of income)............................   $ 48,010     $ 51,630

Deduct:
 Income taxes on regulated activities.........................................    (13,604)     (15,193)
 Revenues from nonregulated activities........................................     (1,130)        (984)
Add:
 Expenses from nonregulated activities........................................        181          425
------------------------------------------------------------------------------------------------------
Operating income from regulated activities after income taxes (per HECO
 consolidated statements of income)...........................................   $ 33,457     $ 35,878
======================================================================================================

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

                             RESULTS OF OPERATIONS
HEI Consolidated
----------------

                                        Three months ended
                                             March 31,
(in thousands, except per            ------------------------    %                  Primary reason(s) for
share amounts)                          2001           2000    change                significant change*
---------------------------------------------------------------------------------------------------------------------
Revenues...........................   $434,867       $401,875     8    Increases for the electric utility, savings
                                                                       bank and international power segments, partly
                                                                       offset by a decrease for the "other" segment
Operating income...................     65,717         68,202    (4)   Increases for the savings bank and
                                                                       international power segments, more than offset
                                                                       by decreases for the electric utility and
                                                                       "other" segments
Net income.........................     27,745         28,976    (4)   Lower operating income and higher interest
                                                                       expense due to higher average borrowings due
                                                                       to an HEIPC acquisition in March 2000, partly
                                                                       offset by lower income taxes
Basic earnings
   per common share................   $   0.84       $   0.90    (7)   See explanation for net income and weighted
                                                                       average number of common shares outstanding
Weighted-average number of common
 shares outstanding................     33,159         32,266     3    Issuances under the Dividend Reinvestment and
                                                                       Stock Purchase Plan and other plans

* Also see segment discussions which follow.

Following is a general discussion of the results of operations by business segment.

Electric utility
----------------

                                   Three months ended
                                        March 31,
(in thousands, except per        ----------------------     %
barrel amounts)                    2001          2000     change    Primary reason(s) for significant change
----------------------------------------------------------------------------------------------------------------
Revenues......................   $318,423      $289,405     10    Higher fuel oil and purchased energy fuel
                                                                  prices, the effects of which are passed on to
                                                                  customers ($20 million), 1.7% higher KWH
                                                                  sales ($4 million), HELCO rate increase and
                                                                  the recovery of integrated resource planning
                                                                  and related costs
Expenses
 Fuel oil.....................     88,245        75,155     17    Higher fuel oil prices, partly offset by
                                                                  fewer KWHs generated
 Purchased power..............     81,916        70,226     17    Higher fuel prices, higher capacity charges
                                                                  due to increased capacity (including a new
                                                                  IPP, Hamakua Energy) and availability, and
                                                                  more KWHs purchased
 Other........................    100,252        92,394      9    Higher other operation and maintenance
                                                                  expenses and taxes, other than income taxes
Operating income..............     48,010        51,630     (7)   Higher KWH sales and HELCO rate increase,
                                                                  more than offset by higher maintenance
                                                                  expense and purchased power capacity charges
Net income....................     21,425        23,725    (10)   Lower operating income and higher interest
                                                                  expense
Kilowatthour sales (millions).      2,241         2,203      2
Fuel oil price per barrel.....     $34.88        $29.14     20

Kilowatthour (KWH) sales in the first quarter of 2001 increased 1.7% from the same quarter in 2000, partly due to warmer weather, the improvement in Hawaii's economy and an increase in the number of customers. Electric utility operating income, however, decreased 7% from the first quarter 2000, primarily due to higher purchased power and maintenance expenses. Maintenance expenses were higher due to more production, transmission and distribution maintenance work in the first quarter of 2001 than in the first quarter of 2000. Other operation expenses increased 7% primarily due to higher integrated resource planning costs which were recovered in revenues.

Competition

The electric utility industry is becoming increasingly competitive. IPPs are well established in Hawaii and continue to actively pursue new projects. Customer self-generation, with or without cogeneration, has made inroads in Hawaii and is a continuing competitive factor. Competition in the generation sector in Hawaii is moderated, however, by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities. HECO and its subsidiaries have been able to compete successfully by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as the heat pump water heater.

In December 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See "Competition proceeding" in note (3) of HECO's "Notes to consolidated financial statements."

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

In May 2001, David Morihara became a commissioner on the PUC replacing Rae Loui. David Morihara is a Democrat, businessman and former state representative. The other commissioners are Dennis Yamada, Chairman (serving on the PUC since 1994), and Gregory Pai (serving on the PUC since 1998).

Recent rate requests

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs, the cost of purchased power and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of May 3, 2001, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001 and based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaii Electric Light Company, Inc.
-----------------------------------

In October 1999, HELCO filed a request to increase rates by 9.6%, or $15.5 million in annual revenues, based on a 2000 test year, primarily to recover
(1) costs relating to the agreement to buy power from the 60 MW plant of Hamakua Partners, and (2) depreciation of and a return on additional investments in plant, equipment and deferred charges since the last rate case, including pre-air permit facilities placed in service at the Keahole power plant. In its application, HELCO presented evidence to justify an ROACE of 13.5% for the 2000 test year.

To simplify and expedite the rate case proceeding, HELCO and the Consumer Advocate entered into a negotiated settlement agreement, subject to PUC consideration and approval, with respect to certain test year estimates. In early 2001, HELCO received a final D&O from the PUC authorizing an $8.4 million, or 4.9% increase in annual revenues, effective February 15, 2001 and based on an 11.50% ROACE. The order granted HELCO an increase of approximately $2.3 million in annual revenues, in addition to affirming interim increases that took effect in September 2000 ($3.5 million) and January 2001 ($2.6 million). The $8.4 million increase covered costs relating to the Hamakua Partners power purchase agreement and included in rate base $7.6 million for pre-air permit facilities that the PUC found to be used or useful to support the existing generating units at Keahole. The increase also included amounts for HELCO's incremental integrated resource planning costs, which HELCO had previously recovered through a surcharge.

The timing of a future HELCO rate increase request, if any, to recover costs relating to adding two combustion turbines at Keahole, including the remaining $14.8 million cost of pre-air permit facilities, will depend on future circumstances. See "HELCO power situation" in note (3) of HECO's "Notes to consolidated financial statements."

Accounting for the effects of certain types of regulation

In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs of HECO and its subsidiaries based on current cost-based rate-making regulations. Management believes HECO and its subsidiaries' operations currently satisfy the SFAS No. 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations, financial position or liquidity may result. As of March 31, 2001, HECO's consolidated regulatory assets amounted to $116 million.

Legislation

Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. For example, Congress is considering an energy plan designed to increase the supply of oil, as well as legislation that would promote renewable energy sources and conservation. The Hawaii legislature did not consider deregulation in its 2001 session, but passed legislation which established renewable energy goals for the state (7% by 2003, 8% by 2007, 9% in 2010) and net energy metering of small photovoltaic and wind generating systems up to 10 kilowatts with a maximum installed base of 0.5% of an electric utilities' peak demand (i.e., a customer may be a net user or supplier of energy and will pay to or receive credit from the electric utility accordingly). Management cannot predict whether any such legislation or other proposed legislation affecting the utilities will be signed into law or, if signed into law, in what form and with what effects on the utilities or their customers.

Savings bank
------------

                         Three months ended
                              March 31,
                       ----------------------    %
(in thousands)            2001        2000     change    Primary reason(s) for significant change
---------------------------------------------------------------------------------------------------
Revenues.............   $115,754    $110,267      5    Higher interest income as a result of
                                                       higher average balances of interest-earning
                                                       assets and higher weighted-average yields
                                                       on mortgage/asset-backed securities and
                                                       loans and higher other income (including
                                                       higher fee income, offset by a $0.7 million
                                                       writedown of collateralized debt
                                                       obligations)
Operating income.....     20,149      19,190      5    Higher net interest and other income and
                                                       slightly lower general and administrative
                                                       expenses
Net income...........     11,875      11,221      6    Higher operating income
Interest rate spread.       3.01%       3.28%    (8)   9 basis points increase in the
                                                       weighted-average yield on interest-earning
                                                       assets, more than offset by a 36 basis
                                                       points increase in the weighted-average
                                                       rate on interest-bearing liabilities

ASB's interest rate spread--the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities--decreased 8%. Comparing first quarter 2001 to the same period in 2000, the weighted-average rate on interest-bearing liabilities increased more than the weighted-average yield on interest-earning assets increased.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. Deposits increased by $52 million in the first quarter of 2001, including $29 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and investment and mortgage/asset-backed securities and other sources. Advances from the Federal Home Loan Bank (FHLB) of Seattle continue to be a significant source of funds as the demand for deposits decreases due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's net interest income.

During the first quarter of 2001, ASB added $3 million to its allowance for loan losses. As of March 31, 2001, ASB's allowance for loan losses was 1.19% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated.

Three months ended March 31,                            2001          2000
---------------------------------------------------------------------------
(in thousands)
Allowance for loan losses, January 1.............     $37,449       $35,348
Provision for loan losses........................       3,000         3,000
Net charge-offs..................................      (2,018)       (1,763)
                                                     --------       -------
Allowance for loan losses, March 31..............     $38,431       $36,585
                                                     ========      ========

In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB's income taxes. For the first quarter of 2001, ASB and subsidiaries' effective income tax rate was 34%. Although the State of Hawaii has indicated that it may challenge the tax treatment of this reorganization, ASB believes that its tax position is proper.

Regulation

Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2001, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 6.1% (5.0%), a Tier-1 risk-based ratio of 10.6% (6.0%) and a total risk-based ratio of 11.5% (10.0%).

For a discussion of securities deemed impermissible investments by the OTS, see note (4) of HEI's "Notes to consolidated financial statements."

Examination of ASB by the OTS. ASB is subject to examination by the OTS. In
-----------------------------
conducting its examinations, the OTS utilizes the Uniform Financial Institutions Rating System adopted by the Federal Financial Institutions Examination Council, which system utilizes the "CAMELS" criteria for rating financial institutions. The six components in the rating system are: Capital adequacy, Asset quality,
                                             -                 -
Management, Earnings, Liquidity and Sensitivity to market risk.
-           -         -             -

Thrift Bulletin (TB) 13a, adopted by the OTS on December 1, 1998, provides guidance on the management of interest rate risks, investment securities and derivatives activities. TB 13a updates the OTS's minimum standards for thrift institutions' interest rate risk management practices with regard to board-approved limits and interest rate risk measurement systems. Management has developed and is implementing an action plan to improve ASB's interest rate risk position. The current plan includes making changes to improve the matching of asset and liability durations, such as lengthening the term of costing liabilities and selling a portion of ASB's long-term fixed rate loan production.

During 2000, the OTS conducted Community Reinvestment Act, compliance, systems, holding company and safety and soundness examinations of ASB. The most recent OTS safety and soundness examination, covering the period from January 1, 1999, up to and including March 31, 2000, was completed on June 16, 2000.

Federal Thrift Charter. In November 1999, Congress passed the Gramm-Leach-Bliley
----------------------
Act of 1998 (the Act), under which banks, insurance companies and investment firms can compete directly against each other, thereby allowing "one-stop shopping" for an array of financial services. Although the Act further restricts the creation of so-called "unitary savings and loan holding companies" (i.e., companies such as HEI whose subsidiaries include one or more savings associations and one or more nonfinancial subsidiaries), the unitary savings and loan holding company relationship among HEI, HEI Diversified, Inc. (HEIDI) and ASB is "grandfathered" under the Act so that HEI and its subsidiaries will be able to continue to engage in their current activities. It is too early to assess the net effect of the Act on ASB's competitive position. On the one hand, the availability of "one-stop shopping" for financial services might increase competitive pressures on ASB. On the other hand, the restriction on the creation of new unitary savings and loan association holding companies may decrease competitive pressure by reducing the incentive to create new thrifts. Under the Act, any proposed acquisition of ASB would have to satisfy applicable statutory and regulatory requirements and potential acquirers of ASB would most likely be limited to companies that are already qualified as, or capable of qualifying as, either a traditional savings and loan association holding company or a bank holding company, or as one of the newly authorized financial holding companies permitted under the Act.

International power
-------------------

                           Three months ended
                                March 31,
                          -------------------    %
(in thousands)              2001       2000    change   Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------
Revenues................   $1,969     $1,665     18     Higher leveraged lease income from HEI
                                                        Investments, Inc., which became a
                                                        subsidiary of HEIPC in February 2000

Operating income (loss).    1,196       (450)    NM     $1.5 million partial release of a $10.0
                                                        million loan guaranty which was accrued
                                                        in December 2000

NM  Not meaningful.

HEIPC was formed in 1995 and its subsidiaries have been formed from time to time to pursue independent power and integrated energy services projects in Asia and the Pacific.

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority (GPA), pursuant to which HPG has repaired and is operating and maintaining two oil-fired 25 MW (net) units in Tanguisson, Guam. HPG's total cost to repair the two units was $15 million. The GPA project site is contaminated with oil from spills occurring prior to HPG's assuming operational control. HPG has agreed to manage the operation and maintenance of GPA's waste oil recovery system at the project site consistent with GPA's oil recovery plan as approved by the U.S. Environmental Protection Agency. GPA, however, has agreed to indemnify and hold HPG harmless from any pre-existing environmental liability.

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

On March 7, 2000, an indirect subsidiary of HEIPC acquired a 50% interest in EPHE, an indirect subsidiary of El Paso Energy Corporation, for $87.5 million plus up to an additional $6 million of payments contingent upon future earnings of EAPRC. EPHE owns approximately 91.7% of the common shares of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. See note (5) in HEI's "Notes to Consolidated Financial Statements." Net income for the first quarter of 2000 does not include equity in net losses of EPHE. The accounts of HEIPC and subsidiaries are consolidated on a one-month lag.

Due to the level of losses incurred in 2000 and the changes in the political and economic conditions related to the investment in EAPRC (e.g., devaluation of the Philippines peso and increase in fuel oil prices), management determined that the investment was impaired on December 31, 2000 and wrote off the remaining investment in EAPRC.

Management is evaluating the overall international strategy and HEIPC's strategic alternatives. The Company will not be investing in new international power projects during this period of evaluation. Management expects to have completed its evaluation by the end of the third quarter 2001.

As of March 31, 2001, the HEIPC Group has invested in or advanced to overseas power projects approximately $147 million, $100 million of which has been written off. The success of any project undertaken by the HEIPC Group is dependent on many factors, including the economic, political, monetary, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by the HEIPC Group will be successfully completed or that the HEIPC Group's investment in any such project will not be lost, in whole or in part.

Other
-----

                      Three months ended
                           March 31,
                   ------------------------    %
(in thousands)        2001          2000     change   Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------
Revenues.........   $(1,279)      $   538      NM    Equity in net loss of Utech Venture Capital
                                                     Corporation ($1.5 million) and lower
                                                     leveraged lease income from HEI
                                                     Investments, Inc., which was transferred to
                                                     HEIPC

Operating loss...    (3,638)       (2,168)    (68)   See explanation for revenues

NM  Not meaningful.

The "other" business segment includes results of operations of TOOTS, formerly named HTB, a maritime freight transportation company which ceased operations in the fourth quarter of 1999; Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; HEI District Cooling, Inc., a company formed to develop, build, own, lease, operate and/or maintain central chilled water, cooling system facilities, and other energy related products and services; ProVision Technologies, Inc., a company formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim; HEI Properties, Inc., a company currently holding passive investments and expected to hold real estate and related assets; HEI Leasing, Inc., a company formed to own real estate subject to leases; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., companies formed primarily for the purpose of effecting the issuance of 8.36% Trust Originated Preferred Securities; HEI and HEIDI, holding companies; and eliminations of intercompany transactions.

Contingencies
-------------

See note (8) in HEI's "Notes to consolidated financial statements" and note (3) in HECO's "Notes to consolidated financial statements" for discussions of contingencies.

Recent accounting pronouncements
--------------------------------

See note (7) and note (5) in HEI's and HECO's respective "Notes to consolidated financial statements."


                              FINANCIAL CONDITION

Liquidity and capital resources
-------------------------------

The Company and consolidated HECO each believes that its ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund their respective construction programs and investments and to cover debt and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI was as follows:

(in millions)                                March 31, 2001        December 31, 2000
--------------------------------------------------------------------------------------
Short-term borrowings...................    $  159         7%      $  104          5%
Long-term debt..........................     1,063        46        1,089         48
HEI- and HECO-obligated preferred
   securities of trust subsidiaries.....       200         9          200          9
Preferred stock of subsidiaries.........        34         1           34          1
Minority interests......................         1         -            1          -
Common stock equity.....................       845        37          839         37
--------------------------------------------------------------------------------------
                                            $2,302       100%      $2,267        100%
======================================================================================

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB of Seattle are not included in the table above.

For the first three months of 2001, net cash provided by operating activities of consolidated HEI was $56 million. Net cash used in investing activities was $100 million, largely due to ASB's purchase of mortgage/asset-backed securities, net of repayments and sales, and HECO's consolidated capital expenditures. Net cash provided by financing activities was $27 million as a result of several factors, including net increases in deposit liabilities, short-term borrowings and securities sold under agreements to repurchase and the issuance of common stock, partly offset by the payment of common stock dividends and trust preferred securities distributions and net decreases in long-term debt and advances from the FHLB.

Total HEI consolidated financing requirements for 2001 through 2005, including net capital expenditures (which exclude AFUDC and capital expenditures funded by third-party contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase) and preferred stock retirements, are estimated to total $1.3 billion. Of this amount, approximately $0.7 billion is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 59% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. Additional debt and equity financing may be required to fund activities not included in the

2001 through 2005 forecast, such as increases in the amount of or an acceleration of capital expenditures of the electric utilities.

See note (9) in HEI's "Notes to consolidated financial statements" for a description of the medium-term notes issued in April 2001.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

Electric utility

HECO's consolidated capital structure was as follows:

(in millions)                             March 31, 2001          December 31, 2000
-------------------------------------------------------------------------------------
Short-term borrowings................   $   99          6%        $  113          7%
Long-term debt.......................      677         38            668         38
HECO-obligated preferred securities
 of trust subsidiaries...............      100          6            100          6

Preferred stock......................       34          2             34          2
Common stock equity..................      847         48            825         47
-------------------------------------------------------------------------------------
                                        $1,757        100%        $1,740        100%
=====================================================================================

Operating activities provided $36 million in net cash during the first quarter of 2001. Investing activities used net cash of $23 million, primarily for capital expenditures. Financing activities used net cash of $14 million, including $2 million for the payment of preferred dividends and preferred securities distributions and $14 million for the net repayment of short-term borrowings, partially offset by a $10 million net increase in long-term debt.

The electric utilities' consolidated financing requirements for 2001 through 2005, including net capital expenditures and long-term debt repayments, are estimated to total $0.6 billion. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are expected to provide approximately 95% of the total requirements, with debt and equity financing providing the remaining requirements.

As of March 31, 2001, $19 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds issued for the benefit of HECO remain undrawn. Also as of March 31, 2001, an additional $65 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance for the benefit of HECO and HELCO prior to the end of 2003. HECO estimates that it will require approximately $5 million in new common equity, in addition to retained earnings, over the five-year period 2001 through 2005. The PUC must approve issuances, if any, of long-term debt securities by HECO, HELCO and MECO.

Capital expenditures include the costs of projects which are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 2001 through 2005 are currently estimated to total $0.6 billion. Approximately 65% of forecast gross capital expenditures, which includes the AFUDC and capital expenditures funded by third-party contributions in aid of construction, is for transmission and distribution projects, with the remaining 35% primarily for generation projects.

For 2001, electric utility net capital expenditures are estimated to be $122 million. Gross capital expenditures are estimated to be $138 million, including approximately $98 million for transmission and distribution projects, approximately $24 million for generation projects and approximately $16 million for general plant and other projects. Drawdowns of proceeds from previous sales of tax-exempt special purpose revenue bonds and the generation of funds from internal sources are expected to provide the cash needed for net capital expenditures in 2001.

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

Savings bank

                                                         March 31,   December 31,     %
(in millions)                                              2001          2000       change
---------------------------------------------------------------------------------------------

Total assets..........................................    $6,010       $5,969          1%
Investment and mortgage/asset-backed securities.......     2,325        2,271          2
Loans receivable, net.................................     3,213        3,211          -
Deposit liabilities...................................     3,637        3,585          1
Securities sold under agreements to repurchase........       610          597          2
Advances from Federal Home Loan Bank..................     1,204        1,249         (4)

As of March 31, 2001, ASB was the third largest financial institution in Hawaii based on total assets of $6 billion and deposits of $3.6 billion.

For the first quarter of 2001, net cash provided by ASB's operating activities was $47 million. Net cash used in ASB's investing activities was $77 million, due largely to the purchase of mortgage/asset-backed securities, net of repayments and sales. Net cash provided by financing activities was $14 million largely due to net increases of $52 million in deposit liabilities and $13 million in securities sold under agreements to repurchase, partly offset by a net decrease of $45 million in advances in FHLB and $6 million in common and preferred stock dividends.

Minimum liquidity levels are currently governed by the regulations adopted by the OTS. ASB was in compliance with OTS liquidity requirements as of March 31, 2001.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of March 31, 2001, ASB was in compliance with the OTS minimum capital requirements (ratio requirements noted in parentheses) with a tangible capital ratio of 6.1% (1.5%), a core capital ratio of 6.1% (4.0%) and a risk-based capital ratio of 11.5% (8.0%).

Item 3.  Quantitative and qualitative disclosures about market risk
-------------------------------------------------------------------

The Company considers interest rate risk to be a very significant market risk as it could potentially have a significant effect on the Company's financial condition and results of operations. For additional quantitative and qualitative information about the Company's market risks, see pages 16 to 19 of HEI's 2000 Annual Report to Stockholders.

U.S. Treasury yields at March 31, 2001 and December 31, 2000 were as follows:

              (%)              March 31, 2001          December 31, 2000
          -----------          --------------          -----------------
            3 month                 4.28                      5.88
            1 year                  4.08                      5.36
            5 year                  4.55                      4.98
           10 year                  4.92                      5.11
           30 year                  5.45                      5.45

As interest rates (as measured by U.S. Treasury yields) have decreased between 0 and 160 basis points from December 31, 2000 to March 31, 2001, management believes that with this inverted yield curve there was an unfavorable, but immaterial, change between those dates in the Company's estimated fair values of its interest-sensitive assets, liabilities and off-balance sheet items.

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

Item 2.  Changes in securities and use of proceeds
---------------------------------------------------

HEI has issued unregistered common stock from January 1, 2001 through May 3, 2001 pursuant to the HEI 1990 Nonemployee Director Stock Plan, amended effective April 27, 1999 (the Subsidiary Director Plan), the HEI 1999 Nonemployee Company Director Stock Grant Plan (the HEI Nonemployee Director Plan), the HECO Utility Group Team Incentive Plan and the HECO Utility Group Team Incentive Plan for Bargaining Unit Employees (collectively, the Team Incentive Plan). Under the Subsidiary Director Plan, 60% of the annual retainer payable to nonemployee directors is paid in HEI common stock. Under the HEI Nonemployee Director Plan as amended in 1999, a stock grant of 300 shares of HEI common stock is granted to HEI nonemployee directors in addition to an annual retainer of $20,000. Under the Team Incentive Plan, eligible employees of HECO, MECO and HELCO receive awards of HEI common stock based on the attainment of performance goals by the respective companies.

From January 1, 2001 through May 3, 2001, the director plans issued 1,932 shares of HEI common stock, in exchange for the retention of cash by HEI that would otherwise have been paid to the directors as retainers in the aggregate amount of $72,000, and 2,700 shares of HEI common stock in the aggregate amount of $101,000 from January 1, 2001 through May 3, 2001 to HEI directors in addition to the retainer. In addition, from January 1, 2001 through May 3, 2001 the Team Incentive Plan issued 57,693 shares of HEI common stock in exchange for cash received by HEI from the electric utility subsidiaries in the aggregate amounts of $2.1 million. The shares issued under the director stock plans were not registered since they did not involve a "sale" as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the director stock plans is mandatory and thus does not involve an investment decision. The shares issued under the Team Incentive Plan were not registered because their initial sales to HECO, MECO and HELCO were exempt as transactions not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended, and because their subsequent award to eligible employees did not involve a "sale," as defined in Section 2(3) of the Securities Act of 1933, as amended. Awards of HEI common stock under the Team Incentive Plan are made to eligible employees on the basis of their attainment of performance goals established by their respective companies and no cash or other tangible or definable consideration is paid by such employees to their respective companies for the shares.

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

HEI

The Annual Meeting of Stockholders of HEI was held on April 24, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 14, 2001 the record date for the Annual Meeting, there were 33,128,022 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors.

The results of the voting for the Class II director-nominees and the independent auditor are as follows:

                                                Shares of Common Stock
                                --------------------------------------------------------
                                                                                 Broker
                                    For        Withheld    Against   Abstain    nonvotes
                                -----------   ---------   --------   -------   ---------
Election of Class II Directors
  Victor Hao Li                  29,471,072     523,159                            -
  T. Michael May                 29,528,879     465,352                            -
  Diane J. Plotts                29,431,613     562,618                            -
  Kelvin H. Taketa               29,495,442     498,789                            -
  Jeffrey N. Watanabe            29,474,029     520,202                            -

Election of KPMG LLP
   as independent auditor        29,554,401                230,232    209,598      -

Class III Directors -- Don E. Carroll, Bill D. Mills and Oswald K. Stender -- continue in office with terms ending at the 2002 Annual Meeting. Class I Directors -- Robert F. Clarke, A. Maurice Myers and James K. Scott -- continue in office with terms ending at the 2003 Annual Meeting.

HECO

The Annual Meeting of the Sole Stockholder of HECO was conducted by written consent effective April 24, 2001. The incumbent members of the Board of Directors of HECO were re-elected, except for Richard Henderson and Paul C. Yuen who both reached the mandatory retirement age as specified by Board resolution and did not stand for re-election. Paul Oyer retired on November 30, 2000. The incumbent members continuing in office are Robert F. Clarke, T. Michael May, Diane J. Plotts, James K. Scott, Anne M. Takabuki and Jeffrey N. Watanabe. Also, Barry K. Taniguchi was elected to the Board of Directors of HECO. KPMG LLP was elected independent auditor of HECO for the fiscal year 2001.

Item 5.  Other information
--------------------------

A.  Exemption from real property taxes for HECO, HELCO and MECO

In April 2001, the Governor of the State of Hawaii signed into law Act 64, which provides for the sharing of the Public Service Company (PSC) tax revenues between the state and counties of the state. This legislation is consistent with a settlement agreement that was entered into in January 2001 by the state, the counties and the utility companies doing business in Hawaii. The sharing of the PSC tax revenues will take effect on July 1, 2001.

In accordance with the settlement agreement, the utilities subject to the PSC tax will pay the same amount of PSC taxes they would have under the old law, which imposed taxes on electric revenues at rates ranging from 5.885% to 8.2%. However, the state will now receive the taxes calculated at a 4% rate and counties will now receive the revenues from the taxes in excess of 4%. In order to share in these revenues, the counties must provide by ordinance for a real property tax exemption for real property used by a public utility in its public utility business and owned by the public utility (or leased to it by a lease under which the public utility is required to pay the taxes) and must not have denied the exemption to the utility with regard to such property. Once the counties waive and release claims for real property tax due and payable before July 1, 2001, all the complaints and tax appeals filed by the utilities against the state in Tax Appeal Court before January 11, 2001 will be dismissed, but under the settlement agreement, the County of Hawaii will keep the approximately $0.1 million real property tax installment HELCO paid under protest on August 20, 2000.

The counties of Oahu, Hawaii and Maui have passed the enabling statutes in accordance with the settlement agreement or having existing statutes which exempt HECO, HELCO and MECO from the real property tax in their respective counties of operation.

B.  Ratio of earnings to fixed charges

HEI and subsidiaries

  Ratio of earnings to fixed charges excluding interest on ASB deposits

     Three months ended                   Years ended December 31,
                                ----------------------------------------------
       March 31, 2001           2000      1999      1998      1997      1996
------------------------------------------------------------------------------

            1.78                1.29      1.80      1.85      1.89      1.93
==============================================================================

  Ratio of earnings to fixed charges including interest on ASB deposits

     Three months ended                   Years ended December 31,
                                ----------------------------------------------
       March 31, 2001           2000      1999      1998      1997      1996
------------------------------------------------------------------------------

            1.49                1.19      1.48      1.47      1.58      1.56
==============================================================================

For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent the sum of (i) pretax income from continuing operations (excluding undistributed net income or net loss from less than 50%-owned persons) and (ii) fixed charges (as hereinafter defined, but excluding capitalized interest). "Fixed charges" are calculated both excluding and including interest on ASB's deposits during the applicable periods and represent the sum of (i) interest, whether capitalized or expensed, but excluding interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI's consolidated statements of income, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HEI's subsidiaries, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) the preferred securities distribution requirements of trust subsidiaries.

HECO and subsidiaries

  Ratio of earnings to fixed charges

     Three months ended                   Years ended December 31,
                                ----------------------------------------------
       March 31, 2001           2000      1999      1998      1997      1996
------------------------------------------------------------------------------

            3.29                3.39      3.09      3.33      3.26      3.58
==============================================================================

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

C. The following information will be included in the appendices to the HEI presentations to the investment community, spring 2001.


                American Savings Bank, F.S.B. and Subsidiaries
                     Consolidated Statements of Operations
                                (in thousands)


                                                                                   Year ended December 31,
                                                                     -----------------------------------------------
                                                                          2000             1999              1998
                                                                     ------------     ------------      ------------
Interest and dividend income:
    Interest and fees on loans                                       $   254,502      $   244,566       $   246,299
    Interest on mortgage/asset-backed securities                         152,340          122,281           120,608
    Interest and dividends on investment securities                       16,733           13,132            13,754
                                                                     ------------     ------------      ------------
          Total interest and dividend income                             423,575          379,979           380,661
                                                                     ------------     ------------      ------------
Interest expense:
    Interest on deposit liabilities                                      119,192          120,338           142,069
    Interest on Federal Home Loan Bank advances                           82,294           58,533            48,663
    Interest on securities sold under repurchase agreements               37,389           28,297            26,262
                                                                     ------------     ------------      ------------
          Total interest expense                                         238,875          207,168           216,994
                                                                     ------------     ------------      ------------
          Net interest income                                            184,700          172,811           163,667
Provision for loan losses                                                 13,050           16,500            13,802
                                                                     ------------     ------------      ------------
          Net interest income after provision for loan losses            171,650          156,311           149,865
                                                                     ------------     ------------      ------------
Other income:
    Fees from other financial services                                    14,349           10,337             8,789
    Fee income on loans serviced for others                                2,764            3,124             3,648
    Fee income on deposit liabilities                                      8,760            8,075             8,103
    Loss on investments                                                   (5,838)               0                 0
    Other income                                                           7,093            8,191             8,433
                                                                     ------------     ------------      ------------
          Total other income                                              27,128           29,727            28,973
                                                                     ------------     ------------      ------------
General and administrative expenses:
    Compensation and employee benefits                                    48,423           51,382            48,199
    Office occupancy                                                      27,154           25,864            23,323
    Consulting                                                             5,449            4,243             8,151
    Federal insurance premiums                                               730            2,060             2,251
    Marketing                                                              3,700            4,488             4,168
    Data processing                                                        2,739            4,222             3,319
    Amortization of goodwill and core deposit intangibles                  7,613            8,265             9,325
    Other                                                                 32,929           25,162            26,452
                                                                     ------------     ------------      ------------
          Total general and administrative expenses                      128,737          125,686           125,188
                                                                     ------------     ------------      ------------
          Income before minority interest and
               income taxes                                               70,041           60,352            53,650

Minority interest of ASB Realty                                              225                0                 0
Income taxes                                                              23,774           19,528            17,987
                                                                     ------------     ------------      ------------
           Income before preferred stock dividends                        46,042           40,824            35,663
Preferred stock dividends                                                  5,412            5,412             5,400
                                                                     ------------     ------------      ------------
           Net income for common stock                               $    40,630      $    35,412       $    30,263
                                                                     ============     ============      ============



                American Savings Bank, F.S.B. and Subsidiaries
                     Consolidated Statements of Operations
                                  (unaudited)
                                (in thousands)

                                                              Three months        Three months
                                                                  ended               ended
                                                             March 31, 2001      March 31, 2000
                                                             ---------------    ----------------
Interest and dividend income:
    Interest and fees on loans                                 $   64,139          $ 61,991
    Interest on mortgage/asset-backed securities                   37,802            36,047
    Interest and dividends on investment securities                 5,660             4,470
                                                               -----------         ---------
          Total interest and dividend income                      107,601           102,508
                                                               -----------         ---------
Interest expense:
    Interest on deposit liabilities                                31,992            27,674
    Interest on Federal Home Loan Bank advances                    19,657            18,849
    Interest on securities sold under repurchase agreements         8,851             9,195
                                                               -----------         ---------
          Total interest expense                                   60,500            55,718
                                                               -----------         ---------
          Net interest income                                      47,101            46,790
Provision for loan losses                                           3,000             3,000
                                                               -----------         ---------
          Net interest income after provision for loan losses      44,101            43,790
                                                               -----------         ---------
Other income:
    Fees from other financial services                              3,764             3,274
    Fee income on loans serviced for others                           644               710
    Fee income on deposit liabilities                               2,193             2,086
    Loss on investments                                              (747)                -
    Other income                                                    2,255             1,642
                                                               -----------         ---------
          Total other income                                        8,109             7,712
                                                               -----------         ---------
General and administrative expenses:
    Compensation and employee benefits                             12,446            12,756
    Office occupancy                                                6,946             7,011
    Consulting                                                        529               848
    Federal insurance premiums                                        174               188
    Marketing                                                         888               878
    Data processing                                                   112               905
    Amortization of goodwill and core deposit intangibles           1,668             1,953
    Other                                                           9,298             7,773
                                                               -----------         ---------
          Total general and administrative expenses                32,061            32,312
                                                               -----------         ---------
           Income before minority interest and
                income taxes                                       20,149            19,190

Minority interest of ASB Realty                                        59                57
Income taxes                                                        6,862             6,562
                                                               -----------         ---------
           Net income before preferred stock dividends             13,228            12,571
Preferred stock dividends                                           1,353             1,350
                                                               -----------         ---------
           Net income for common stock                         $   11,875          $ 11,221
                                                               ===========         =========

                American Savings Bank, F.S.B. and Subsidiaries
                 Consolidated Statement of Financial Condition
                                (in thousands)


                                                                                              December 31,
                                                                March 31, 2001    ---------------------------------------
              Assets                                              (unaudited)       2000          1999            1998
              ------                                           -----------------  ---------    ----------     -----------
Cash and due from banks                                          $  117,470      $  148,028    $  166,783     $  170,368
Interest-bearing deposits                                            74,849          59,757        26,024        182,198
Investment securities held-to-maturity                               80,385          91,723       186,799        111,574
Investment securities available-for-sale                            107,208         107,955             -              -
Mortgage/asset-backed securities held-to-maturity                         -       2,014,114     1,973,146      1,791,353
Mortgage/asset-backed securities available-for-sale               2,137,687          56,713             -              -
Loans receivable held for investment, net                         3,195,437       3,202,943     3,202,993      3,143,197
Loans held for sale, at lower of cost or market                      17,767           8,382         8,885              -
Real estate acquired in settlement of loans, net                      8,280           8,948         4,597          5,566
Premises and equipment, net                                          58,204          59,082        66,110         68,028
Core deposit intangible, net                                         11,649          12,110        14,903         18,319
Goodwill, net                                                        86,854          87,018        91,838         96,687
Other                                                               114,499         112,542       106,129        104,382
                                                               -------------    ------------  ------------  -------------
                                                                 $6,010,289      $5,969,315    $5,848,207     $5,691,672
                                                               =============    ============  ============  =============
         Liabilities and Stockholder's Equity
         ------------------------------------
Liabilities:
      Deposit liabilities                                        $3,637,134      $3,584,646    $3,491,655     $3,865,736
      Federal Home Loan Bank advances                             1,204,252       1,249,252     1,189,081        805,581
      Securities sold under repurchase agreements                   609,707         596,504       661,215        523,800
      Other liabilities                                             105,189          81,277        70,239         83,683
                                                               -------------   ------------  ------------  -------------
             Total liabilities                                    5,556,282       5,511,679     5,412,190      5,278,800
                                                               -------------   ------------  ------------  -------------
Preferred stock of subsidiary, not subject to
      mandatory redemption                                              113             113           113            113
Minority interests in consolidated subsidiary                         3,356           3,299         3,300              -
Stockholder's equity:
      Preferred stock                                                75,000          75,000        75,000         75,000
      Common equity                                                 375,538         379,224       357,604        337,759
                                                               -------------   ------------  ------------  -------------
              Total stockholder's equity                            450,538         454,224       432,604        412,759
                                                               -------------   ------------  ------------  -------------
                                                                 $6,010,289      $5,969,315    $5,848,207     $5,691,672
                                                               =============  ============  ============  =============


                American Savings Bank, F.S.B. and Subsidiaries
                           Key Financial Ratios (%)
                                  (unaudited)

                                                                 ASB                        PEER GROUPS
                                                            ---------------    -------------------------------
                                                                                  HAWAII (1)     DISTRICT (1)
                                                               QTR END             QTR END         QTR END
                                                               12/31/00            12/31/00        12/31/00
                                                            ---------------    --------------  ---------------
Total assets (1)
 % increase(decrease) (annualized)                            (0.80)               (0.80)            N/A

Earning assets/total assets (1)                               91.50                91.71           92.91
Earning assets/costing liabilities(1)                        102.52               102.55          107.59

Earnings (1)
   Interest income/average assets                              7.24                 7.20            7.52
   Interest expense/average assets                             4.21                 4.20            4.60
   Net interest income/average assets                          2.79                 2.78            2.78
   Non-interest income/average assets                          0.59                 0.60            0.72
   Non-interest expense/average assets                         2.20                 2.22            1.95
   ROA: net income/average assets                              0.77                 0.76            1.01
   Yield on earning assets                                     7.88                 7.82            8.09
   Cost of funds                                               4.68                 4.66            5.28
   Regulatory ROE: net income/average equity                  10.23                10.25            9.96

Capital adequacy
   GAAP capital/total assets (1)                               7.60                 7.45           10.23
   Fully phased-in capital requirement (2)
      Tangible capital/tangible assets                         6.07                  N/A             N/A
      Core capital/tangible assets                             6.07                  N/A             N/A
      Risk based capital/risk-weighted assets                 11.35                  N/A             N/A

Asset quality (1)
   Delinquent loans/total assets                               1.18                 1.14            1.08
   Real estate owned/total assets                              0.17                 0.17            0.14
   Classified assets/total assets                              1.08                 1.05            0.95
   Loan loss reserves/total loans and MBS                      0.73                 0.67            0.57
   Delinquent loans/net loans                                  2.19                 2.14            1.55


    (1) Source: FHLB Quarterly Management Information Report
    (2) Source:  OTS UniformThrift Performance Report

    N/A - Data not available.

                American Savings Bank, F.S.B. and Subsidiaries
                           Interest Rate Spread (%)
                                  (unaudited)


                                                  Three Months
                                                      ended                        Year ended December 31,
                                                    March 31,         ------------------------------------------------
                                                      2001                2000              1999              1998
                                                 ----------------     -------------     -------------     ------------
Yield on loans and
    mortgage/asset-backed securities                   7.70                 7.71               7.21            7.41

Yield on investments                                   4.60                 5.81               6.01            5.76
                                                    --------             --------           --------         -------
    Yield on loans, mortgage/asset-backed
        securities and investments                     7.53                 7.61               7.16            7.34
                                                    --------             --------           --------         -------
Interest on deposits                                   3.60                 3.37               3.25            3.68

Interest on borrowings                                 6.32                 6.36               5.77            5.92
                                                    --------             --------           --------         -------
    Interest on deposits and borrowings                4.52                 4.41               3.97            4.23
                                                    --------             --------           --------         -------
Interest rate spread                                   3.01                 3.20               3.19            3.11
                                                    ========             ========           ========         =======


                American Savings Bank, F.S.B. and Subsidiaries
                           Interest Rate Sensitivity
                                  (unaudited)
                             (dollars in millions)


                                                               Amounts at March 31, 2001
                                                              subject to repricing within
                                              -------------------------------------------------------
                                                1 year     (greater than)     Over 5
                                                or less       1-5 years        years       Total (1)
                                              ------------  --------------   ----------   -----------
Interest-earning assets:
 Real estate loans and mortgage/
 asset-backed securities:
    Balloon and adjustable rate                  $ 1,660          $ 338            $ -      $ 1,998
    Fixed rate 1-4 unit residential                  419            981          1,399       2,799
    Other                                             10             51             94         155
 Consumer loans                                      186             66              -         252
 Commercial loans                                    147              -              -         147
 Other interest earning assets                       262              -              -         262
                                                ---------     ----------       --------     -------
    Total interest-earning assets                  2,684          1,436          1,493       5,613
                                                ---------     ----------       --------     -------
Interest-bearing liabilities:
 Certificate accounts                              1,284            314             35       1,633
 Money market accounts                                87            182             27         296
 NOW Accounts                                        137            367            186         690
 Passbook accounts                                   199            394            425       1,018
 FHLB advances                                       563            622             19       1,204
 Other borrowings                                    610              -              -         610
                                                ---------     ----------       --------     -------
     Total interest-bearing liabilities            2,880          1,879            692       5,451
                                                ---------     ----------       --------     -------
Interest rate sensitivity gap (2)                 $ (196)        $ (443)         $ 801      $  162
                                                =========     ==========       ========     =======
Cumulative interest rate sensitivity gap          $ (196)        $ (639)         $ 162
                                                =========     ==========       ========
Cumulative interest rate sensitivity gap over
 total assets                                      (3.26)%       (10.63)%         2.70 %
                                                =========     ==========       ========


(1) The table does not include $397 million of noninterest-earning assets and $105 million of noninterest-bearing liabilities.

(2) The difference between the total interest-earning assets and the total interest-bearing liabilities.

                American Savings Bank, F.S.B. and Subsidiaries
                            Loan Portfolio Analysis
                                  (unaudited)
                                (in thousands)

                                                                                   December 31,
                                                           ----------------------------------------------------------------
                                        March 31, 2001             2000                 1999                    1998
                                     -------------------- ---------------------- --------------------  --------------------

                                       Balance       %      Balance        %        Balance      %       Balance      %
                                     ---------- --------- -----------  --------- ------------ -------  ----------- --------
REAL ESTATE LOANS (1-4 Residential):
   Adjustable rate                   $  596,981   18.15  $   612,793    18.64    $   555,270   16.87   $  680,367    21.03
   Fixed rate mortgages               2,047,405   62.26    2,050,953    62.38      2,098,766   63.78    1,854,084    57.30
   Second Mortgages                      44,109    1.34       46,514     1.41         54,286    1.65       67,768     2.09
   Loans purchased                       46,190    1.41       48,406     1.47         60,779    1.85       87,463     2.70
                                     ----------- ------- ------------  --------- ------------ -------  ----------- --------
                                      2,734,685   83.16    2,758,666    83.90      2,769,101   84.15    2,689,682    83.12
COMMERCIAL & INDUSTRIAL LOANS:
   Commercial financing                 154,854    4.71      156,178     4.75        170,663    5.19      198,530     6.14
                                     ----------- ------- ------------  --------- ------------ -------  ----------- --------
     Gross R/E loans                  2,889,539   87.87    2,914,844    88.65      2,939,764   89.34    2,888,212    89.26
                                     ----------- ------- ------------  --------- ------------ -------  ----------- --------
CONSUMER LOANS:
   Equity powerline                     151,979    4.62      155,674     4.74        151,278    4.60      157,356     4.86
   Installment                           62,566    1.90       44,140     1.34         51,256    1.56       53,656     1.66
   Visa                                  16,122    0.49       15,957     0.49         13,470    0.41       12,279     0.38
   Preferred credit line                 14,134    0.43       14,559     0.44         14,433    0.43       13,105     0.41
                                     ----------- ------- ------------  --------- ------------ -------  ----------- --------
                                        244,801    7.44      230,330     7.01        230,437    7.00      236,396     7.31
                                     ----------- ------- ------------  --------- ------------ -------  ----------- --------
CORPORATE BANKING LOANS                 146,672    4.46      134,784     4.10        106,098    3.22       94,045     2.91
SAVINGS ACCOUNT LOANS                     7,516    0.23        8,021     0.24         14,496    0.44       16,836     0.52
                                     ----------- ------- ------------  --------- ------------ -------  ----------- --------
     Gross loan portfolio             3,288,528  100.00    3,287,979   100.00      3,290,795  100.00    3,235,489   100.00
                                                 =======               =========              =======              ========
Loans in process                        (15,346)             (17,617)                (19,486)             (31,277)
Loan loss reserves                      (38,431)             (37,449)                (35,348)             (39,779)
Discounts on loans                      (21,547)             (21,588)                (24,083)             (21,236)
                                     -----------         ------------            ------------          -----------
     Net loan portfolio              $3,213,204           $3,211,325              $3,211,878           $3,143,197
                                     ===========         ============            ============          ===========


                American Savings Bank, F.S.B. and Subsidiaries
                       Nonaccrual and Renegotiated Loans
                                  (unaudited)
                                (in thousands)

                                                                                    December 31,
                                                    March 31,       --------------------------------------------
                                                     2001               2000             1999           1998
                                                ---------------     ------------     ------------   ------------
Nonaccrual loans:

  1-4 unit residential                              $27,229           $26,738          $43,750         $47,565
  Income property                                    13,469            15,132           18,747          29,456
                                                   ---------         ---------        ---------       ---------
                Total real estate                    40,698            41,870           62,497          77,021

Commercial (corporate banking)                        2,994             2,872            2,192           2,030

Consumer                                              2,545             2,844            3,777           6,454
                                                   ---------         ---------        ---------       ---------
                Total nonaccrual loans              $46,237 (1)       $47,586 (1)      $68,466 (1)     $85,505 (1)
                                                   =========         =========        =========       =========
Renegotiated loans not included above               $    93           $    48          $ 6,030 (2)     $12,264 (2)
                                                   =========         =========        =========       =========



(1) Includes restructured loans to a single real estate developer with residential, income property and commercial loans totaling $3.2 million, $4.4 million, $12.2 million and $13.6 million at March 31, 2001, December 31, 2000, 1999, and 1998, respectively.

(2) Primarily represents a commercial real estate loan of $8.1 million as of 12/31/98 that was written down to $5.2 million as of 12/31/99 and foreclosed on in 2000.

                American Savings Bank, F.S.B. and Subsidiaries
                       Mortgage/Asset-backed Securities
                                  (unaudited)
                                (in thousands)

                                                                                       December 31,
                                                                ------------------------------------------------------

                                             Marrch 31, 2001            2000               1999              1998
                                          -------------------- ------------------- ----------------- ------------------
                                           NET BOOK             NET BOOK            NET BOOK          NET BOOK
                                           VALUE (1)     %      VALUE (2)      %    VALUE (3)   %     VALUE (3)    %
                                          -----------  ------- ---------- -------- ---------- ------ ----------- ------
   Asset-backed Securities:
       Federal Home Loan Mortgage Corp.   $  135,370      6.33 $   45,318    2.19  $  57,786    2.93 $   81,573    4.56
       Government National Mortgage Assn.    141,486      6.62    129,938    6.27    148,368    7.52    186,708   10.42
       Federal National Mortgage Assn.       364,321     17.04    289,392   13.97    319,422   16.19    369,313   20.62
       Private issue                         116,761      5.46    118,799    5.74    154,602   47.00    114,889    6.41
                                          -----------  ------- ---------- -------- ---------- ------ ----------- ------
                                             757,938     35.45    583,447   28.17    680,178   73.64    752,483   42.01
                                          -----------  ------- ---------- -------- ---------- ------ ----------- ------
Adjustable Rate Mortgage/
   Asset-backed Securities:
       Federal Home Loan Mortgage Corp.       93,468      4.37     98,760    4.77     56,680    2.87     82,718    4.62
       Government National Mortgage Assn.     94,663      4.43    108,392    5.23    151,827    7.70    212,304   11.85
       Federal National Mortgage Assn.       260,661     12.20    304,304   14.70    238,443   12.08    336,430   18.78
       Private issue                         930,957     43.55    975,924   47.13    846,018   42.88    407,418   22.74
                                          -----------  ------- ---------- -------- ---------- ------ ----------- ------
                                           1,379,749     64.55  1,487,380   71.83  1,292,968   65.53  1,038,870   57.99
                                          -----------  ------- ---------- -------- ---------- ------ ----------- ------
Total Mortgage/
   Asset-backed Securities                $2,137,687    100.00 $2,070,827  100.00  $1,973,146 139.17 $1,791,353  100.00
                                          ===========  ======= ========== ======== ========== ====== =========== ======

(1)  Classified as available-for-sale.

(2) Classified as held-to-maturity except for $10,454 of adjustable rate Federal Home Loan Mortgage Corporation and $46,259 of adjustable rate Federal National Mortgage Association securities.

(3)  Classified as held-to-maturity.

                American Savings Bank, F.S.B. and Subsidiaries
                             Investment Portfolio
                                  (unaudited)
                                (in thousands)



                                                                                             December 31,
                                                           March 31,       --------------------------------------------------------
                                                           2001 (1)            2000 (2)            1999 (3)            1998 (3)
                                                       ----------------    ----------------    ----------------    ----------------
Stock in Federal Home Loan Bank of Seattle                   $79,922             $78,661             $73,750             $68,553

Collateralized debt obligations                              107,208             121,017              71,510                   -

Federal agency obligations                                         -                   -              41,539              43,021

Other investments                                                463                   -                   -                   -
                                                         ------------       -------------       -------------       -------------

     Total investments                                      $187,593            $199,678            $186,799            $111,574
                                                         ============       =============       =============       =============


Weighted average rate on investments                           4.09%               5.62%               6.81%               6.23%
                                                         ============       =============       =============       =============




(1) Classified as held-to-maturity except for $107,208 of collateralized debt obligations that are classified as available-for-sale.

(2) Classified as held-to-maturity except for $107,955 of collateralized debt obligations that are classified as available-for-sale.

(3)  Classified as held-to-maturity.

                American Savings Bank, F.S.B. and Subsidiaries
                             Deposits Liabilities
                                  (unaudited)
                                (in thousands)


                                                                                        December 31,
                                                                 ----------------------------------------------------------------
                                     March 31, 2001                              2000                           1999
                              --------------------------------   --------------------------------  ------------------------------
                                               % of                              % of                              % of
                                              Total     Rate                     Total     Rate                   Total    Rate
                                Balance      Deposits   (%)        Balance      Deposits   (%)       Balance     Deposits   (%)
                              -------------  --------- -------   -------------  --------  -------  ------------  --------- ------
Savings accounts                $1,017,742      27.98    2.00      $1,018,347     28.41     2.00    $1,089,996      31.22   2.25
NOW and checking accounts          689,718      18.96    0.70         679,008     18.94     0.71       628,816      18.01   0.89
Money market accounts              296,270       8.15    2.67         288,042      8.03     2.89       321,315       9.20   3.00
                              -------------  --------- -------   -------------  --------  -------  ------------  --------- ------
   Total core deposits           2,003,730      55.09    1.65       1,985,397     55.38     1.69     2,040,127      58.43   1.95
                              -------------  --------- -------   -------------  --------  -------  ------------  --------- ------
Certificate accounts             1,318,696      36.26    5.91       1,305,748     36.43     5.94     1,146,828      32.84   4.83
Jumbo certificate accounts         314,708       8.65    5.76         293,501      8.19     6.05       304,700       8.73   5.07
                              -------------  --------- -------   -------------  --------  -------  ------------  --------- ------
Total deposits                  $3,637,134     100.00    3.55      $3,584,646    100.00     3.59    $3,491,655     100.00   3.16
                              =============  ========= =======   =============  ========  =======  ============  ========= ======

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------
(a)       Exhibits

HEI                  Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1         Computation of ratio of earnings to fixed charges, three
                     months ended March 31, 2001 and 2000

HECO                 Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2         Computation of ratio of earnings to fixed charges, three
                     months ended March 31, 2001 and 2000

(b)       Reports on Form 8-K

Subsequent to December 31, 2000, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated               Registrant/s   Items reported
-------------------------------------------------------------------------------------------------------


January 18, 2001    HEI/HECO       Item 5. Announcement of HEI's teleconference call to review yearend earnings on January 24, 2001

January 23, 2001    HEI/HECO       Item 5. HEI's January 23, 2001 news release reporting 2000 earnings

February 23, 2001   HEI/HECO       Item 7. HEI's 2000 Annual Report to Stockholders and portions of
                                   HECO's 2000 Annual Report to Stockholder

April 23, 2001      HEI/HECO       Item 5. HEI's April 23, 2001 news release reporting first quarter
                                   2001 earnings

April 24, 2001      HEI            Item 5. HEI's April 24, 2001 news releases reporting HEI's quarterly dividend and the retirement of ASB's president

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.       HAWAIIAN ELECTRIC COMPANY, INC.
                        (Registrant)                                (Registrant)


By  /s/ Robert F. Mougeot                By  /s/ Richard A. von Gnechten
   --------------------------------         -----------------------------------
  Robert F. Mougeot                      Richard A. von Gnechten
  Financial Vice President, Treasurer    Financial Vice President
    and Chief Financial Officer          (Principal Financial Officer of HECO)
  (Principal Financial Officer of HEI)

Date:  May 14, 2001                      Date: May 14, 2001