Form 10-Q
period 2001-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2001-08-10
CIK 354707, 46207

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001
                                      OR
           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __
                                      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                                                                  Outstanding August 1, 2001
-------------------------------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value)...............                     33,681,216 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)...................        12,805,843 Shares (not publicly traded)

================================================================================

               Hawaiian Electric Industries, Inc. and subsidiaries Hawaiian Electric Company, Inc. and subsidiaries
                 Form 10-Q--Quarter ended June 30, 2001

                                     INDEX

                                                                                                       Page No.
Glossary of terms..........................................................................................  ii
Forward-looking statements.................................................................................   v

                                         PART I. FINANCIAL INFORMATION

Item  1.       Financial statements
               Hawaiian Electric Industries, Inc. and subsidiaries
               ---------------------------------------------------
               Consolidated balance sheets (unaudited) -
                 June 30, 2001 and December 31, 2000.......................................................   1
               Consolidated statements of income (unaudited) -
                 three and six months ended June 30, 2001 and 2000.........................................   2
               Consolidated statements of changes in stockholders' equity (unaudited) -
                 six months ended June 30, 2001 and 2000...................................................   3
               Consolidated statements of cash flows (unaudited) -
                 six months ended June 30, 2001 and 2000...................................................   4
               Notes to consolidated financial statements (unaudited)......................................   5

               Hawaiian Electric Company, Inc. and subsidiaries
               ------------------------------------------------
               Consolidated balance sheets (unaudited) -
                 June 30, 2001 and December 31, 2000.......................................................  12
               Consolidated statements of income (unaudited) -
                 three and six months ended June 30, 2001 and 2000.........................................  13
               Consolidated statements of retained earnings (unaudited) -
                 three and six months ended June 30, 2001 and 2000.........................................  13
               Consolidated statements of cash flows (unaudited) -
                 six months ended June 30, 2001 and 2000...................................................  14
               Notes to consolidated financial statements (unaudited)......................................  15

Item 2.        Management's discussion and analysis of financial condition and results of operations.................................................................  29

Item 3.        Quantitative and qualitative disclosures about market risk..................................  42

                                           PART II. OTHER INFORMATION

Item 1.        Legal proceedings...........................................................................  43
Item 5.        Other information...........................................................................  43
Item 6.        Exhibits and reports on Form 8-K............................................................  44
Signatures.................................................................................................  45

              Hawaiian Electric Industries, Inc. and subsidiaries
               Hawaiian Electric Company, Inc. and subsidiaries
                    Form 10-Q--Quarter ended June 30, 2001


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

DLNR                 Department of Land and Natural Resources of the State of
                        Hawaii

D&O                  Decision and order

DOH                  Department of Health of the State of Hawaii

DRIP                 HEI Dividend Reinvestment and Stock Purchase Plan

EAB                  Environmental Appeals Board

EAPRC                East Asia Power Resources Corporation

Enserch              Enserch Development Corporation

Terms                   Definitions
-----                   -----------

EPA                  Environmental Protection Agency - federal

EPHE                 EPHE Philippines Energy Company, Inc.

Federal              U.S. Government

FHLB                 Federal Home Loan Bank

GAAP                 Accounting principles generally accepted in the United
                     States of America

GPA                  Guam Power Authority

Hamakua              Hamakua Energy Partners, L.P., formerly known as Encogen
 Partners            Hawaii, L.P.


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

HEIII                HEI Investments, Inc. (formerly HEI Investment Corp.), a
                      subsidiary of HEI Power Corp.

HEIPC                HEI Power Corp., a wholly owned subsidiary of Hawaiian
                      Electric Industries, Inc., and the parent company of several subsidiaries

HEIPC                HEI Power Corp. and its subsidiaries
 Group

HELCO                Hawaii Electric Light Company, Inc., a wholly owned
                      electric utility subsidiary of Hawaiian Electric Company, Inc.

HPG                  HEI Power Corp. Guam, a wholly owned subsidiary of HEI
                      Power Corp.

Terms                   Definitions
-----                   -----------
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

IPP                 Independent power producer

KCP                 Kawaihae Cogeneration Partners

KWH                 Kilowatthour

MECO                Maui Electric Company, Limited, a wholly owned electric
                     utility subsidiary of Hawaiian Electric Company, Inc.

MW                  Megawatt

OTS                 Office of Thrift Supervision, Department of Treasury

PBR                 Performance-based rate-making

PPA                 Power purchase agreement

PRPs                Potentially responsible parties

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

Forward-looking statements

This report and other presentations made by Hawaiian Electric Industries, Inc.
(HEI) and its subsidiaries contain "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and/or include words such as "expects", "anticipates", "intends", "plans", "believes", "predicts", "estimates" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings/losses or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries, the performance of the industries in which they do business and economic and market factors, among other things. These statements are not guaranties of future performance. Such risks, uncertainties and other important factors could cause actual results to differ materially from those in the forward-looking statements and include, but are not limited to, the following: the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; product demand and market acceptance risks; increasing competition in the electric utility, banking and international power industries; capacity and supply constraints or difficulties; fuel oil price changes and the continued availability of the electric utilities' energy cost adjustment clauses; new technological developments; federal, state and international governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI and its subsidiaries, decisions in rate cases and other Public Utilities Commission of the State of Hawaii (PUC) proceedings and on permitting issues, required corrective actions and changes in taxation; the results of financing efforts; the timing and extent of changes in interest rates; the risks inherent in changes in the value of and market for securities available for sale; the timing and extent of changes in foreign currency exchange rates, and the convertibility and availability of foreign currency, particularly in the Philippines and China; the risks inherent in implementing hedging strategies, including the availability and pricing of forward contracts; political and business risks inherent in doing business in developing countries; the ultimate outcome of tax positions taken; the risk that ASB Realty Corporation fails to qualify as a real estate investment trust for federal and state income tax purposes, in which case it would be subject to regular corporate income taxation; the risks inherent in holding for sale financial instruments whose market values may change; and other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or Hawaiian Electric Company, Inc.
(HECO) with the Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
-----------------------------
Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets (unaudited)

                                                                                       June 30,              December 31,
(in thousands)                                                                           2001                    2000
---------------------------------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents........................................................             $  495,120              $  215,034
Accounts receivable and unbilled revenues, net..............................                165,725                 191,501
Available-for-sale investment and mortgage/asset-backed securities..........              2,372,298                 164,668
Held-to-maturity investment and mortgage/asset-backed securities............                 81,316               2,105,837
Loans receivable, net.......................................................              2,782,950               3,211,325
Property, plant and equipment, net of accumulated
    depreciation of $1,282,137 and $1,230,691...............................              2,087,415               2,091,345
Regulatory assets...........................................................                113,813                 116,623
Other.......................................................................                316,949                 271,508
Goodwill and other intangibles..............................................                105,305                 101,481
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $8,520,891              $8,469,322
===========================================================================================================================

Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable............................................................             $  122,851              $  127,565
Deposit liabilities.........................................................              3,659,645               3,584,646
Short-term borrowings.......................................................                 62,483                 104,398
Securities sold under agreements to repurchase..............................                562,046                 596,504
Advances from Federal Home Loan Bank........................................              1,194,252               1,249,252
Long-term debt..............................................................              1,164,265               1,088,731
Deferred income taxes.......................................................                177,691                 147,513
Contributions in aid of construction........................................                209,774                 211,518
Other.......................................................................                263,778                 284,891
---------------------------------------------------------------------------------------------------------------------------
                                                                                          7,416,785               7,395,018
---------------------------------------------------------------------------------------------------------------------------

HEI- and HECO-obligated preferred securities of trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed
    and HECO and HECO-guaranteed subordinated debentures....................                200,000                 200,000
Preferred stock of subsidiaries - not subject to mandatory redemption.......                 34,406                  34,406
Minority interests..........................................................                  1,081                     839
---------------------------------------------------------------------------------------------------------------------------
                                                                                            235,487                 235,245
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares; issued:  none......                      -                       -
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 33,636 shares and 32,991 shares........................                715,204                 691,925
Retained earnings...........................................................                159,369                 147,324
Accumulated other comprehensive loss........................................                 (5,954)                   (190)
---------------------------------------------------------------------------------------------------------------------------
                                                                                            868,619                 839,059
---------------------------------------------------------------------------------------------------------------------------
                                                                                         $8,520,891              $8,469,322
===========================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income (unaudited)
                                                                             Three months ended         Six months ended
                                                                                  June 30,                  June 30,
(in thousands, except per share amounts and                              -------------------------  ----------------------
   ratio of earnings to fixed charges)                                         2001         2000         2001         2000
--------------------------------------------------------------------------------------------------------------------------
Revenues
Electric utility.........................................................  $313,651     $307,845     $632,074     $597,250
Savings bank.............................................................   112,250      108,699      228,004      218,966
International power......................................................     1,455       (4,163)       2,985       (2,700)
Other....................................................................     1,438          755          598        1,495
--------------------------------------------------------------------------------------------------------------------------
                                                                            428,794      413,136      863,661      815,011
--------------------------------------------------------------------------------------------------------------------------
Expenses
Electric utility.........................................................   263,623      256,230      534,036      494,005
Savings bank.............................................................    94,678       92,384      190,283      183,461
International power......................................................     1,832        4,423        2,579        6,518
Other....................................................................     4,338        2,973        6,723        5,699
--------------------------------------------------------------------------------------------------------------------------
                                                                            364,471      356,010      733,621      689,683
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
Electric utility.........................................................    50,028       51,615       98,038      103,245
Savings bank.............................................................    17,572       16,315       37,721       35,505
International power......................................................      (377)      (8,586)         406       (9,218)
Other....................................................................    (2,900)      (2,218)      (6,125)      (4,204)
--------------------------------------------------------------------------------------------------------------------------
                                                                             64,323       57,126      130,040      125,328
--------------------------------------------------------------------------------------------------------------------------
Interest expense--other than savings bank................................   (20,297)     (20,156)     (40,302)     (39,228)
Allowance for borrowed funds used during construction....................       511          722        1,187        1,413
Preferred stock dividends of subsidiaries................................      (501)        (506)      (1,003)      (1,004)
Preferred securities distributions of trust subsidiaries.................    (4,009)      (4,009)      (8,018)      (8,018)
Allowance for equity funds used during construction......................       955        1,328        2,220        2,597
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes...............................................    40,982       34,505       84,124       81,088
Income taxes.............................................................    15,394       15,409       30,791       33,016
--------------------------------------------------------------------------------------------------------------------------
Net income...............................................................  $ 25,588     $ 19,096     $ 53,333     $ 48,072
==========================================================================================================================
Basic earnings per common share..........................................     $0.76        $0.59     $   1.60     $   1.49
==========================================================================================================================
Diluted earnings per common share........................................     $0.76        $0.59     $   1.59     $   1.48
==========================================================================================================================
Dividends per common share...............................................     $0.62        $0.62     $   1.24     $   1.24
==========================================================================================================================
Weighted-average number of
   common shares outstanding.............................................    33,481       32,403       33,321       32,335
     Dilutive effect of stock options and
        dividend equivalents.............................................       165          139          156          122
--------------------------------------------------------------------------------------------------------------------------
Adjusted weighted-average shares.........................................    33,646       32,542       33,477       32,457
==========================================================================================================================
Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits..................................                                1.78         1.73
==========================================================================================================================
     Including interest on ASB deposits..................................                                1.49         1.48
==========================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of changes in stockholders' equity (unaudited)

                                                                                              Accumulated
                                                                                                 other
                                                       Common stock            Retained       comprehensive
                                                  ------------------------
(in thousands)                                      Shares        Amount        earnings       income (loss)        Total
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000.......................   32,991       $691,925      $147,324            $  (190)       $839,059
Comprehensive income:
   Net income....................................        -              -        53,333                  -          53,333
   Cash flow hedge:
      Cumulative effect of the adoption of
         SFAS No. 133, net of tax benefits
         of $1,031...............................        -              -             -             (1,619)         (1,619)
      Derivative losses, net of tax benefits
         of $1,008...............................        -              -             -             (1,582)         (1,582)
      Add: reclassification adjustments, net
         of tax benefits of $302.................        -              -             -                474             474
   Unrealized losses on securities:
      Cumulative effect of the adoption of
         SFAS No. 133, net of taxes of $571......        -              -             -              1,060           1,060
      Unrealized losses arising during
         the period, net of tax benefits
         of $2,637...............................        -              -             -             (4,896)         (4,896)
      Add: reclassification adjustment for
         losses included in net income, net of
         tax benefits of $456....................        -              -             -                845             845
   Minimum pension liability adjustment,
      net of tax benefits of $29.................        -              -             -                (46)            (46)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)......................        -              -        53,333             (5,764)         47,569
--------------------------------------------------------------------------------------------------------------------------
Issuance of common stock.........................      645         23,279             -                  -          23,279
Common stock dividends ($1.24 per share).........        -              -       (41,288)                 -         (41,288)
--------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001...........................   33,636       $715,204      $159,369            $(5,954)       $868,619
==========================================================================================================================

Balance, December 31, 1999.......................   32,213       $665,614      $182,251            $  (279)       $847,586
Net income.......................................        -              -        48,072                  -          48,072
Issuance of common stock.........................      351         11,482             -                  -          11,482
Common stock dividends ($1.24 per share).........        -              -       (40,099)                 -         (40,099)
--------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000...........................   32,564       $677,096      $190,224            $  (279)       $867,041
==========================================================================================================================

Net income approximates comprehensive income for the six months ended June 30, 2000.

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

Six months ended June 30                                                                   2001             2000
-------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
Net income...........................................................................     $  53,333        $  48,072
Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation of property, plant and equipment..................................        55,342           54,212
      Other amortization.............................................................         8,237            3,516
      Provision for loan losses......................................................         6,000            6,400
      Deferred income taxes..........................................................        34,455            3,055
      Allowance for equity funds used during construction............................        (2,220)          (2,597)
      Changes in assets and liabilities
            Decrease (increase) in accounts receivable and unbilled revenues, net....        25,776          (12,932)
            Decrease in accounts payable.............................................        (4,714)          (1,628)
            Changes in other assets and liabilities..................................       (56,061)          25,468
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities............................................       120,148          123,566
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Principal repayments on available-for-sale investment securities.....................           890                -
Proceeds from sale of investment securities..........................................        72,003                -
Available-for-sale mortgage/asset-backed securities purchased........................      (407,958)               -
Principal repayments on available-for-sale mortgage/asset-backed securities..........       232,899                -
Proceeds from sale of mortgage/asset-backed securities...............................       309,444                -
Held-to-maturity investment securities purchased.....................................             -          (56,500)
Held-to-maturity mortgage/asset-backed securities purchased..........................             -         (200,224)
Principal repayments on held-to-maturity mortgage/asset-backed securities............             -          126,600
Loans receivable originated and purchased............................................      (474,578)        (259,896)
Principal repayments on loans receivable.............................................       372,598          221,499
Proceeds from sale of loans..........................................................       117,445            9,824
Capital expenditures.................................................................       (53,701)         (56,533)
Acquisition of Philippines investment................................................             -          (87,500)
Other................................................................................         8,333           12,379
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities..................................       177,375         (290,351)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net increase in deposit liabilities..................................................        74,999           66,054
Net decrease in short-term borrowings with original maturities of three months or           (38,920)         (21,616)
 less................................................................................
Repayment of other short-term borrowings.............................................        (3,000)               -
Net increase in retail repurchase agreements.........................................         2,315            4,240
Proceeds from securities sold under agreements to repurchase.........................       485,245          376,841
Repayments of securities sold under agreements to repurchase.........................      (520,048)        (410,878)
Proceeds from advances from Federal Home Loan Bank...................................       194,100          345,031
Principal payments on advances from Federal Home Loan Bank...........................      (249,100)        (235,500)
Proceeds from issuance of long-term debt.............................................       111,580          110,371
Repayment of long-term debt..........................................................       (35,500)         (10,500)
Preferred securities distributions of trust subsidiaries.............................        (8,018)          (8,018)
Net proceeds from issuance of common stock...........................................        14,947            7,374
Common stock dividends...............................................................       (33,225)         (36,059)
Other................................................................................       (12,812)          (5,378)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities..................................       (17,437)         181,962
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents.................................................       280,086           15,177
Cash and equivalents, beginning of period............................................       215,034          199,906
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period..................................................     $ 495,120        $ 215,083
====================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

(1) Basis of presentation
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 2000 and the consolidated financial statements and the notes thereto in HEI's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2001.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to prior periods' consolidated financial statements to conform to the 2001 presentation.

(2)  Segment financial information
----------------------------------

Segment financial information was as follows:

                                          Electric            Savings         International
(in thousands)                             utility             bank               power                Other               Total
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2001
Revenues from external customers.....       $  313,650        $  112,250           $  1,455           $  1,439           $  428,794
Intersegment revenues................                1                 -                  -                 (1)                   -
-----------------------------------------------------------------------------------------------------------------------------------
    Revenues.........................          313,651           112,250              1,455              1,438              428,794
===================================================================================================================================
Income (loss) before income taxes....           37,157            16,165               (735)           (11,605)              40,982
Income taxes (benefit)...............           14,441             5,958                172             (5,177)              15,394
-----------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)................           22,716            10,207               (907)            (6,428)              25,588
===================================================================================================================================
Six months ended June 30, 2001
Revenues from external customers.....       $  632,071        $  228,004           $  2,985           $    601           $  863,661
Intersegment revenues................                3                 -                  -                 (3)                   -
-----------------------------------------------------------------------------------------------------------------------------------
    Revenues.........................          632,074           228,004              2,985                598              863,661
===================================================================================================================================
Income (loss) before income taxes....           72,158            34,902               (372)           (22,564)              84,124
Income taxes (benefit)...............           28,017            12,820                410            (10,456)              30,791
-----------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)................           44,141            22,082               (782)           (12,108)              53,333
===================================================================================================================================
Assets (June 30, 2001)...............        2,377,122         5,994,192             49,453            100,124            8,520,891
===================================================================================================================================
Three months ended June 30, 2000
Revenues from external customers.....       $  307,842        $  108,699           $ (4,163)          $    758           $  413,136
Intersegment revenues................                3                 -                  -                 (3)                   -
-----------------------------------------------------------------------------------------------------------------------------------
    Revenues.........................          307,845           108,699             (4,163)               755              413,136
===================================================================================================================================
Income (loss) before income taxes....           39,166            14,906             (8,860)           (10,707)              34,505
Income taxes (benefit)...............           15,152             5,510                  3             (5,256)              15,409
-----------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)................           24,014             9,396             (8,863)            (5,451)              19,096
===================================================================================================================================
Six months ended June 30, 2000
Revenues from external customers.....       $  597,233        $  218,962           $ (2,703)          $  1,519           $  815,011
Intersegment revenues................               17                 4                  3                (24)                   -
-----------------------------------------------------------------------------------------------------------------------------------
    Revenues.........................          597,250           218,966             (2,700)             1,495              815,011
===================================================================================================================================
Income (loss) before income taxes....           78,068            32,689             (9,701)           (19,968)              81,088
Income taxes (benefit)...............           30,329            12,072                189             (9,574)              33,016
-----------------------------------------------------------------------------------------------------------------------------------
    Net income (loss)................           47,739            20,617             (9,890)           (10,394)              48,072
===================================================================================================================================
Assets (June 30, 2000)...............        2,326,249         6,002,445            133,656             80,960            8,543,310
===================================================================================================================================

Revenues attributed to foreign countries for the periods identified above were not significant.

(3)  Electric utility subsidiary
--------------------------------

For HECO's consolidated financial information, including its commitments and contingencies, see pages 12 through 29.

(4)  Savings bank subsidiary
----------------------------

Selected financial information

American Savings Bank, F.S.B. and subsidiaries
Consolidated balance sheet data

                                                                                           June 30,             December 31,
(in thousands)                                                                               2001                   2000
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents............................................................          $  489,413              $  207,785
Available-for-sale investment securities........................................              22,387                 107,955
Available-for-sale mortgage/asset-backed securities.............................           2,002,986                  56,713
Available-for-sale mortgage/asset-backed securities
     pledged for repurchase agreements..........................................             325,216                       -
Held-to-maturity investment securities..........................................              81,316                  91,723
Held-to-maturity mortgage/asset-backed securities...............................                   -               1,697,343
Held-to-maturity mortgage/asset-backed securities
     pledged for repurchase agreements..........................................                   -                 316,771
Loans receivable, net...........................................................           2,782,950               3,211,325
Other...........................................................................             184,619                 178,219
Goodwill and other intangibles..................................................             105,305                 101,481
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $5,994,192              $5,969,315
============================================================================================================================
Liabilities and equity
Deposit liabilities.............................................................          $3,659,645              $3,584,646
Securities sold under agreements to repurchase..................................             562,046                 596,504
Advances from Federal Home Loan Bank............................................           1,194,252               1,249,252
Other...........................................................................             110,364                  81,277
----------------------------------------------------------------------------------------------------------------------------
                                                                                           5,526,307               5,511,679
Minority interests and preferred stock of subsidiary............................               3,525                   3,412
Preferred stock.................................................................              75,000                  75,000
Common stock....................................................................             242,469                 240,386
Retained earnings...............................................................             149,754                 138,709
Accumulated other comprehensive income (loss)...................................              (2,863)                    129
----------------------------------------------------------------------------------------------------------------------------
                                                                                          $5,994,192              $5,969,315
============================================================================================================================

American Savings Bank, F.S.B. and subsidiaries
Consolidated income statement data

                                                                    Three months ended                     Six months ended
                                                                         June 30,                              June 30,
                                                           ----------------------------------    ----------------------------------
(in thousands)                                                      2001              2000               2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
Interest income............................................       $102,591           $103,276           $210,192           $205,784
Interest expense...........................................         56,812             58,334            117,312            114,052
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income........................................         45,779             44,942             92,880             91,732
Provision for loan losses..................................         (3,000)            (3,400)            (6,000)            (6,400)
Other income...............................................          9,659              5,423             17,812             13,182
Operating, administrative and general expenses.............        (34,866)           (30,650)           (66,971)           (63,009)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income...........................................         17,572             16,315             37,721             35,505
Minority interests.........................................             55                 53                114                110
Income taxes...............................................          5,958              5,510             12,820             12,072
-----------------------------------------------------------------------------------------------------------------------------------
Income before preferred stock dividends....................         11,559             10,752             24,787             23,323
Preferred stock dividends..................................          1,352              1,356              2,705              2,706
-----------------------------------------------------------------------------------------------------------------------------------
Net income.................................................       $ 10,207           $  9,396           $ 22,082           $ 20,617
===================================================================================================================================

Disposition of certain debt securities

In June 2000, the Office of Thrift Supervision (OTS) advised American Savings Bank, F.S.B. (ASB) that four series of trust certificates, in the original aggregate principal amount of $114 million, were impermissible investments under regulations applicable to federal savings banks. The original trust certificates were purchased through two brokers and represented (i) the right to receive the principal amount of the trust certificates at maturity from an Aaa-rated swap counterparty (principal swap) and (ii) the right to receive the cash flow received on subordinated notes (income class notes). ASB recognized interest income on these securities on a cash basis. In 2000, ASB reclassified these trust certificates from held-to-maturity status to available-for-sale status in its financial statements and recognized a $3.8 million net loss on the writedown of these securities to their then-current estimated fair value. In the first six months of 2001, ASB recognized an additional $4.0 million net loss on the writedown of three series of these trust certificates to their then-current estimated fair value.

The OTS directed ASB to dispose of the securities. ASB demanded that the brokers who sold the securities agree to rescind the transactions. One broker, through whom ASB purchased one issue of trust certificates for approximately $30 million, arranged a transaction which closed in April 2001 for the disposition of that issue for an amount approximating ASB's original purchase price.

ASB filed a lawsuit against the broker through whom the other three issues of trust certificates were purchased, seeking rescission and other remedies, including recovery of any losses ASB may incur as a result of its purchase and ownership of these trust certificates. Subsequently, ASB terminated the principal swaps on the three issues and the related income class notes were sold by the swap counterparty to HEI as the only, and thus highest, bidder. In May 2001, HEI purchased two series of the income class notes for approximately $21 million and, in July 2001, HEI purchased the third series of income class note for approximately $7 million. HEI has recorded interest income on the two income class notes purchased in May 2001 under the effective yield method. HEI could incur additional losses from the ultimate disposition of these income class notes, or if there is an "other-than-temporary" decline in their fair value. ASB has agreed to indemnify HEI against such further losses, but the indemnity obligation is payable solely out of any recoveries achieved in the litigation against the broker who sold the related trust certificates to ASB.

Reclassification of certain debt securities

On January 1, 2001, ASB reclassified approximately $2 billion of the securities it owns from held-to-maturity to available-for-sale. See note (7), "Recent accounting pronouncements-Derivative instruments and hedging activities."

ASB Realty Corporation

In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced HEIDI's and ASB's state income taxes by $1.7 million for the six months ended June 30, 2001 and $8.5 million for prior years. Although the State of Hawaii Department of Taxation has challenged the tax treatment of this reorganization, ASB believes that its tax position is proper.

(5)  International power subsidiary
-----------------------------------

China project

In 1998 and 1999, HEI Power Corp. and its subsidiaries (HEIPC Group) acquired what is now a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to design, construct, own, operate and manage a 200 megawatt (MW) (net) coal-fired power plant to be located in Inner Mongolia, People's Republic of China. The power plant is intended to be built "inside the fence" for Baotou Iron & Steel (Group) Co., Ltd. (Baotou Steel). The project has received approval from both the national and Inner Mongolia governments. Construction had commenced and the first of the two units had been expected to be online by early 2001, and the second six months later. However, the Inner Mongolia Power Company
(IMPC), which owns and operates the electricity grid in Inner Mongolia, has caused a delay of the project by failing to enter into a satisfactory interconnection arrangement with the joint venture. The IMPC is seeking to limit the joint venture's load, which is inconsistent with the terms of the project approvals and the power purchase contract. The HEIPC Group does not believe that it is prudent to continue construction without an interconnection arrangement whose terms are consistent with the project as approved by the national and Inner Mongolia governments. Under the power purchase contract between the joint venture and Baotou Steel, it is Baotou Steel's responsibility to secure an interconnection arrangement with IMPC. The HEIPC Group has continued to work with Baotou Steel and IMPC to secure a satisfactory interconnection arrangement. If such an arrangement is not obtained, the HEIPC Group intends to withdraw from the project (including the HEIPC Group's commitment to invest up to an additional $86 million toward the project, subject to certain conditions) and seek recovery of its investment of approximately $25 million to date. Management cannot predict the outcome of such efforts, nor estimate its impairment loss, if any, at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Philippines investment

On March 7, 2000, an indirect subsidiary of HEI Power Corp. (HEIPC) acquired a 50% interest in EPHE Philippines Energy Company, Inc. (EPHE), an indirect subsidiary of El Paso Energy Corporation, for $87.5 million plus up to an additional $6 million of payments contingent upon future earnings of East Asia Power Resources Corporation (EAPRC). EPHE then owned approximately 91.7% of the common shares of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. The HEIPC Group accounted for its investment in EPHE under the equity method of accounting. The Company evaluates equity investments when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Due to the equity losses of $24.1 million incurred in 2000 from the investment in EPHE and the changes in the political and economic conditions related to the investment (primarily devaluation of the Philippine peso and increase in fuel oil prices), management determined that the investment in EAPRC was impaired and, on December 31, 2000, wrote off the remaining $65.7 million investment in EAPRC based upon management's estimate of fair value using anticipated cash flows discounted at a rate commensurate with the risks involved. On December 31, 2000, the Company also accrued a potential payment obligation under an HEI guaranty of $10 million of EAPRC loans. In the first quarter of 2001, HEI was partially released from the guaranty obligation and the Company reversed $1.5 million ($0.9 million, net of income taxes) of the $10 million accrued on December 31, 2000. El Paso Energy Corporation has demanded payment of the remaining guaranty.

(6)  Cash flows
---------------

Supplemental disclosures of cash flow information

For the six months ended June 30, 2001 and 2000, the Company paid interest amounting to $146.9 million and $140.9 million, respectively.

For the six months ended June 30, 2001 and 2000, the Company paid income taxes amounting to $20.4 million and $11.8 million, respectively.

Supplemental disclosures of noncash activities

From March 1998 to March 2000, HEI had acquired for cash its common shares in the open market to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP). In April 2000, HEI recommenced issuing new common shares under the HEI DRIP. Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $8.1 million and $4.0 million for the six months ended June 30, 2001 and 2000, respectively.

ASB received $392.8 million in mortgage/asset-backed securities in exchange for loans in the six months ended June 30, 2001.

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

HEI has entered into two swap agreements to manage its exposure to interest rate risk. In general, HEI issues primarily fixed-rate long-term debt to balance the short-term debt, which is variable by nature. In April 2000, during a period of rising interest rates, HEI was able to issue $100 million of variable-rate medium-term notes and simultaneously enter into a swap agreement, which effectively fixed the interest rate on the $100 million of debt at 7.995% until maturity in April 2003. On January 1, 2001, HEI designated this swap as a cash flow hedge, which hedges the variability of forecasted cash flows attributable to interest rate risk. All conditions were met to assume no ineffectiveness in the hedging relationship. Thus, this cash flow hedge is accounted for under the shortcut method by recording the value of the swap on the balance sheet as either an asset or liability with a corresponding offset recorded in accumulated other comprehensive income within stockholders' equity, net of tax. HEI recorded the after-tax transition amount associated with establishing the fair value of the swap on the balance sheet as a reduction of $1.6 million in accumulated other comprehensive income.

(in thousands)
Summary of transition adjustment, January 1, 2001
Balance sheet - liabilities and stockholders' equity
Deferred income taxes                                                     $(1,031)
Other liabilities                                                           2,650
Accumulated other comprehensive loss                                       (1,619)
                                                                       ------------
                                                                          $     -
                                                                       ============

In June 2001, during a period of falling interest rates, HEI had the opportunity to lower its interest payments on the $100 million of medium-term notes and entered into a swap agreement which changed the $100 million of effectively 7.995% fixed-rate debt to variable-rate debt (adjusted quarterly based on changes in the London InterBank Offered Rate indices). The initial interest rate after entering into this swap was 7.445%. HEI designated this swap as a fair value hedge, which hedges the variability of the fair value of the debt attributable to interest rate risk. All conditions were met to assume no ineffectiveness in the hedging relationship. Thus, this fair value hedge is accounted for under the shortcut method by recording the value of the swap on the balance sheet as either an asset or liability with a corresponding offset recorded to mark the debt to fair value.

Business combinations, goodwill and other intangible assets

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually (effective January 1, 2002 for the Company). SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

On January 1, 2002, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first quarter of 2002. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002.

As of June 30, 2001, the Company's unamortized goodwill was $85 million and unamortized identifiable intangible assets were $20 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $4.8 million for 2000 and $2.4 million for the six months ended June 30, 2001. The Company will need to undertake a detailed analysis in order to comply with adopting SFAS Nos. 141 and 142 and management will not be able to reasonably estimate the impact of adoption on the Company's financial statements, including whether there will be any transitional impairment losses, until the analysis has been performed.

(8)  Commitments and contingencies
----------------------------------

See note (4), "Savings bank subsidiary," and note (5), "International power subsidiary," above and note (3), "Commitments and contingencies," in HECO's "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets (unaudited)

                                                                                             June 30,         December 31,
(in thousands, except par value)                                                               2001               2000
---------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land.................................................................................   $      29,489        $    31,037
   Plant and equipment..................................................................       3,026,328          2,974,153
   Less accumulated depreciation........................................................      (1,216,326)        (1,170,184)
   Plant acquisition adjustment, net....................................................             380                406
   Construction in progress.............................................................         151,230            157,183
---------------------------------------------------------------------------------------------------------------------------
         Net utility plant..............................................................       1,991,101          1,992,595
---------------------------------------------------------------------------------------------------------------------------

Current assets
   Cash and equivalents.................................................................             933              1,534
   Customer accounts receivable, net....................................................          79,330             88,546
   Accrued unbilled revenues, net.......................................................          54,590             64,020
   Other accounts receivable, net.......................................................           2,433              5,426
   Fuel oil stock, at average cost......................................................          37,099             37,124
   Materials and supplies, at average cost..............................................          20,229             16,787
   Prepayments and other................................................................          38,486              4,697
---------------------------------------------------------------------------------------------------------------------------
         Total current assets...........................................................         233,100            218,134
---------------------------------------------------------------------------------------------------------------------------

Other assets
   Regulatory assets....................................................................         113,813            116,623
   Other................................................................................          39,108             41,170
---------------------------------------------------------------------------------------------------------------------------
         Total other assets.............................................................         152,921            157,793
---------------------------------------------------------------------------------------------------------------------------
                                                                                           $   2,377,122        $ 2,368,522
===========================================================================================================================

Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares..........................................   $      85,387        $    85,387
   Premium on capital stock.............................................................         295,740            295,655
   Retained earnings....................................................................         488,111            443,970
---------------------------------------------------------------------------------------------------------------------------

         Common stock equity............................................................         869,238            825,012
   Cumulative preferred stock - not subject to mandatory redemption.....................          34,293             34,293
   HECO-obligated mandatorily redeemable trust preferred securities of subsidiary
      trusts holding solely HECO and HECO-guaranteed debentures.........................         100,000            100,000
   Long-term debt.......................................................................         679,412            667,731
---------------------------------------------------------------------------------------------------------------------------
         Total capitalization...........................................................       1,682,943          1,627,036
---------------------------------------------------------------------------------------------------------------------------

Current liabilities
   Short-term borrowings-nonaffiliates..................................................          39,282            104,398
   Short-term borrowings-affiliate......................................................          39,602              8,764
   Accounts payable.....................................................................          50,669             71,698
   Interest and preferred dividends payable.............................................          11,373             10,483
   Taxes accrued........................................................................          76,065             78,186
   Other................................................................................          20,257             10,559
---------------------------------------------------------------------------------------------------------------------------
         Total current liabilities......................................................         237,248            284,088
---------------------------------------------------------------------------------------------------------------------------

Deferred credits and other liabilities
   Deferred income taxes................................................................         139,272            137,066
   Unamortized tax credits..............................................................          47,353             47,603
   Other................................................................................          60,532             61,211
---------------------------------------------------------------------------------------------------------------------------
         Total deferred credits and other liabilities...................................         247,157            245,880
---------------------------------------------------------------------------------------------------------------------------
Contributions in aid of construction....................................................         209,774            211,518
---------------------------------------------------------------------------------------------------------------------------
                                                                                           $   2,377,122        $ 2,368,522
===========================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

                                                                Three months ended                  Six months ended
(in thousands, except for ratio of earnings                          June 30,                           June 30,
                                                              -------------------------         ---------------------------
to fixed charges)                                               2001             2000             2001              2000
---------------------------------------------------------------------------------------------------------------------------
Operating revenues.........................................   $312,455         $306,483         $629,748        $   594,904
---------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil...................................................     82,085           91,092          170,330            166,247
Purchased power............................................     83,481           70,444          165,397            140,670
Other operation............................................     30,096           27,464           59,870             55,205
Maintenance................................................     13,015           13,622           28,212             26,155
Depreciation...............................................     25,363           24,330           49,972             48,664
Taxes, other than income taxes.............................     29,426           29,005           59,917             56,366
Income taxes...............................................     14,362           15,201           27,966             30,394
---------------------------------------------------------------------------------------------------------------------------
                                                               277,828          271,158          561,664            523,701
---------------------------------------------------------------------------------------------------------------------------
Operating income...........................................     34,627           35,325           68,084             71,203
---------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used during construction........        955            1,328            2,220              2,597
Other, net.................................................        960            1,138            1,937              1,713
---------------------------------------------------------------------------------------------------------------------------
                                                                 1,915            2,466            4,157              4,310
---------------------------------------------------------------------------------------------------------------------------
Income before interest and other charges...................     36,542           37,791           72,241             75,513
---------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt.................................     10,072            9,920           20,001             19,852
Amortization of net bond premium and expense...............        507              525            1,037                967
Other interest charges.....................................      1,340            1,635            3,413              3,532
Allowance for borrowed funds used during construction......       (511)            (722)          (1,187)            (1,413)
Preferred stock dividends of subsidiaries..................        229              230              458                458
Preferred securities distributions of trust
 subsidiaries..............................................      1,919            1,919            3,838              3,838
---------------------------------------------------------------------------------------------------------------------------
                                                                13,556           13,507           27,560             27,234
---------------------------------------------------------------------------------------------------------------------------
Income before preferred stock dividends of HECO............     22,986           24,284           44,681             48,279
Preferred stock dividends of HECO..........................        270              270              540                540
---------------------------------------------------------------------------------------------------------------------------
Net income for common stock................................   $ 22,716         $ 24,014         $ 44,141        $    47,739
===========================================================================================================================
Ratio of earnings to fixed charges  (SEC method)...........                                         3.44               3.64
===========================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

                                                                Three months ended                Six months ended
                                                                     June 30,                         June 30,
                                                              ------------------------         ------------------------
(in thousands)                                                  2001            2000             2001            2000
-----------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period.....................   $465,395        $434,979         $443,970        $425,206
Net income for common stock................................     22,716          24,014           44,141          47,739
Common stock dividends.....................................          -         (17,794)               -         (31,746)
-----------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period...........................   $488,111        $441,199         $488,111        $441,199
=======================================================================================================================

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO's consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

Six months ended June 30                                                                       2001                    2000
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO...................................           $ 44,681                $ 48,279
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation of property, plant and equipment...............................             49,972                  48,664
      Other amortization..........................................................              6,373                   2,149
      Deferred income taxes.......................................................              2,222                   4,834
      Tax credits, net............................................................                534                     678
      Allowance for equity funds used during construction.........................             (2,220)                 (2,597)
      Changes in assets and liabilities
           Decrease (increase) in accounts receivable.............................             12,209                 (10,674)
           Decrease (increase) in accrued unbilled revenues.......................              9,430                    (861)
           Decrease (increase) in fuel oil stock..................................                 25                  (2,529)
           Increase in materials and supplies.....................................             (3,442)                   (162)
           Increase in regulatory assets..........................................             (1,119)                 (1,181)
           Increase (decrease) in accounts payable................................            (21,029)                  5,045
           Changes in other assets and liabilities................................            (15,459)                 (5,171)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities.........................................             82,177                  86,474
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures..............................................................            (51,072)                (54,083)
Contributions in aid of construction..............................................              3,650                   4,543
Payments on notes receivable......................................................                  -                     138
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities.............................................            (47,422)                (49,402)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Common stock dividends............................................................                  -                 (31,746)
Preferred stock dividends.........................................................               (540)                   (540)
Preferred securities distributions of trust subsidiaries..........................             (3,838)                 (3,838)
Proceeds from issuance of long-term debt..........................................             11,580                  10,371
Net decrease in short-term borrowings from nonaffiliates and affiliate
   with original maturities of three months or less...............................            (31,283)                 (3,594)
Repayment of other short-term borrowings..........................................             (3,000)                      -
Other.............................................................................             (8,275)                 (4,037)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities.............................................            (35,356)                (33,384)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents...................................               (601)                  3,688
Cash and equivalents, beginning of period.........................................              1,534                   1,966
-----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period...............................................           $    933                $  5,654
=============================================================================================================================


See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 2000 and the consolidated financial statements and the notes thereto in HECO's Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2001.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of June 30, 2001 and December 31, 2000, the results of their operations for the three and six months ended June 30, 2001 and 2000, and their cash flows for the six months ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to prior periods' consolidated financial statements to conform to the 2001 presentation.

(2)  Cash flows
---------------

Supplemental disclosures of cash flow information

For the six months ended June 30, 2001 and 2000, HECO and its subsidiaries paid interest amounting to $22.8 million and $19.9 million, respectively.

For the six months ended June 30, 2001 and 2000, HECO and its subsidiaries paid income taxes amounting to $15.2 million and $11.6 million, respectively.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $2.2 million and $2.6 million for each of the six months ended June 30, 2001 and 2000, respectively.

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

Recent developments regarding HELCO's default entitlement may have a significant impact on whether HELCO will be able to complete the construction, which was started at Keahole. The contested case hearing on HELCO's request for an extension of the three-year construction deadline has been scheduled to begin on September 24, 2001. On July 3, 2001, the Third Circuit Court of the State of Hawaii (the Circuit Court) issued an order granting a motion for post-judgment relief and directed the individual requesting the motion to file with the Supreme Court a motion to remand the default entitlement judgment back to the Circuit Court. The individual filed that motion on July 10, 2001. See "Land use permit amendment," below, for further details.

For a detailed description and a partial history of the Keahole Power Plant situation, see "HELCO power situation" on pages 9 to 17 of HEI's Annual Report on SEC Form 10-K for the year ended December 31, 2000. Recent developments in this situation are described below.

Land use permit amendment. The Circuit Court ruled in 1997 that because the BLNR
-------------------------
had failed to render a valid decision on HELCO's application to amend its land use permit before the statutory deadline in April 1996, HELCO was entitled to use its Keahole site for the expansion project (HELCO's "default entitlement"). Final judgments of the Circuit Court related to this ruling are on appeal to the Hawaii Supreme Court, which in 1998 denied motions to stay the Circuit Court's final judgment pending resolution of the appeal.

The Circuit Court's final judgment provided that HELCO must comply with the conditions in its application and with the standard land use conditions insofar as those conditions were not inconsistent with HELCO's default entitlement. Subsequent to entry of the Circuit Court's final judgment, there have been numerous proceedings before the Circuit Court and the BLNR in which certain parties (a) have sought determinations of what conditions apply to HELCO's default entitlement, (b) have claimed that HELCO has not complied with applicable land use conditions and that its default entitlement should thus be forfeited, (c) have claimed that HELCO will not be able to operate the proposed plant without violating applicable land use conditions and provisions of Hawaii's Clean Air Act and Noise Pollution Act and (d) have sought orders enjoining any further construction at the Keahole site.

Although there has not been a final resolution of these claims, to date there have been four rulings on these claims which may adversely affect HELCO's ability to construct and operate CT-4 and CT-5. First, based on a change by the DOH in its interpretation of the noise rules it promulgated under the Hawaii Noise Pollution Act, the Circuit Court has ruled that a 55dBA daytime and 45dBA nighttime noise standard, rather than the previously applied 70dBA noise standard, applies to HELCO's plant, but has left enforcement of the ruling to the DOH. The DOH has not taken any formal enforcement action. If and when the DOH actually enforces the stricter standards, HELCO may, among other things, assert that the noise regulations are unconstitutional as applied. Meanwhile, while not waiving possible claims or defenses that it might have against the DOH, HELCO has installed noise mitigation measures on the existing diesel units at Keahole, has obtained from the Department of Land and Natural Resources of the State of Hawaii (DLNR) approval to install an additional silencer on CT-2 and is exploring possible noise mitigation measures, which can be implemented if necessary, for CT-4 and CT-5. Second, in September 2000, the Circuit Court orally ruled that, absent a legal or equitable extension properly authorized by the BLNR, the three-year construction period in the standard land use conditions of the DLNR expired in April 1999. In October 2000, HELCO filed with the BLNR a request for extension of the construction deadline and, in January 2001, the BLNR sent the request to a contested case hearing. A hearings officer has been selected and the hearing is scheduled in September 2001. Third, in December 2000, the Circuit Court granted a motion to stay further construction until extension of the construction deadline is obtained from the BLNR, at which time the Court would consider lifting the stay.

Fourth, on March 28, 2001, an individual plaintiff filed a motion for post-judgment relief and a subpoena to require a former BLNR member to appear before the Circuit Court. When the hearing on this motion was postponed from

April 23, 2001 to May 7, 2001, the individual plaintiff did not issue another subpoena to the former BLNR member. Citing testimony in support of the project given by the former BLNR member at a March 6, 2001 public hearing on HELCO's air permit, the individual alleged that the testimony established grounds to conclude that the former BLNR member was unduly influenced by evidence of the need for the project that the BLNR had improperly admitted during the contested case hearing in 1995-1996 and that the BLNR member voted to approve HELCO's application on that basis. The individual, therefore, requested the Circuit Court to order that: (1) the agency record be supplemented by adding the transcript of the former BLNR member's testimony; (2) the plaintiff be allowed an opportunity to argue the prejudicial effect of HELCO's submission of evidence on the need for the project on her right to due process; (3) the plaintiff's motion be granted and the Circuit Court thereby: (a) vacate its February 11, 1998 judgment denying her cross-appeal; (b) grant her cross-appeal; (c) suspend operation of the default entitlement and the proceedings now before the BLNR;
(d) certify the remaining issues in the current appeal to the Supreme Court as being issues for interlocutory appeal; and (e) certify its order in granting her motion to the Supreme Court. A hearing on this motion was held on May 7, 2001, with additional briefing on the issues submitted May 18, 2001. On July 3, 2001, the Circuit Court issued an order and directed the individual to file with the Supreme Court a motion to remand the February 11, 1998 default entitlement judgment back to the Circuit Court "in order that [the Circuit Court] may make a further determination." Attached to the order was a "Request for Recall of Judgment" in which the Circuit Court made certain findings of fact and further stated that it "has not determined the remedy that would be appropriate under the circumstances and reserves its disposition of said motion" until the case is remanded. The individual filed the motion for remand with the Supreme Court on July 10, 2001 and, as directed by the Circuit Court, attached a copy of the "Request for Recall of Judgment." On July 13, 2001, HELCO filed a motion for reconsideration of the Circuit Court's order. A hearing was held on August 6, 2001 and the judge took the matter under advisement. In light of the motion for reconsideration, HELCO also filed for an extension of time to file its memorandum in opposition to the motion for remand, and the Supreme Court granted the extension on July 16, 2001. The memorandum in opposition is now due on August 31, 2001.

Air permit. In 1997, the DOH issued a final air permit for the Keahole expansion
----------
project. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB). In November 1998, the EAB denied several of the appeals, but directed the DOH to reopen the permit. The EPA and DOH required additional data collection, which was satisfactorily completed in April 2000. A final air permit was reissued by the DOH in August 2001. HELCO hopes to reach a final resolution of any appeals, if any, to the EAB as expeditiously as possible.

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

The Enserch and HCPC complaints have been resolved by HELCO's entry into two PPAs, which were necessary to ensure reliable service to customers on the island of Hawaii but, in the opinion of management, do not supplant the need for CT-4 and CT-5.

In October 1999, the Circuit Court ruled that the lease for KCP's proposed plant site was invalid. Based on this ruling and for other reasons, management believes that KCP's pending proposal for a PPA is not viable and, therefore, will not impact the need for CT-4 and CT-5.

Management's evaluation; costs incurred. Management believes that the issues
---------------------------------------
surrounding the amendment to the land use permit and applicable land use conditions, the air permit, the IPP complaints and related matters will be satisfactorily resolved and will not prevent HELCO from ultimately constructing CT-4 and CT-5. Management currently expects that the BLNR, after holding a contested case hearing, will extend the construction period for the plant expansion and that installation of CT-4 and CT-5 will begin when the final air permit is effective (i.e., after resolution of any EAB appeals), with an expedited in-service date in the second half of 2002. There can be no assurances, however, that these results will be achieved or that this time frame will be met. In addition, with regard to the order granting motion for post-judgment relief and the motion for remand, because the Circuit Court has not yet determined the possible remedies, if any, it may impose if the judgment is remanded to it by the Supreme Court, it is too soon to evaluate the likelihood of an adverse impact of these actions on the Keahole project.

The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of June 30, 2001. If it becomes probable that CT-4 and/or CT-5 will not be installed, however, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of June 30, 2001, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (less costs the PUC has permitted to be transferred to plant-in-service for pre-air permit facilities) amounted to approximately $74 million, including $29 million for equipment and material purchases, $25 million for planning, engineering, permitting, site development and other costs and $20 million for an allowance for funds used during construction (AFUDC).

Although management believes it has acted prudently with respect to the Keahole project, effective December 1, 1998, HELCO discontinued the accrual of AFUDC on CT-4 and CT-5 (which would have been approximately $0.5 million after tax per month) due in part to the delays through that date and the potential for further delays. HELCO has also deferred plans for ST-7 to 2005. No costs for ST-7 are included in construction in progress.

Competition proceeding

On December 30, 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. After a collaborative process involving the 19 parties to the proceeding, final statements of position were prepared by several of the parties and submitted to the PUC in October 1998. HECO's position is that retail competition is not feasible in Hawaii, but that some of the benefits of competition can be achieved through competitive bidding for new generation, performance-based rate-making
(PBR) and innovative pricing provisions. The other parties to the proceeding advanced numerous other proposals in their statements of position. In January 2000, the PUC submitted a status report on its investigation to the legislature. In the report, the PUC stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in the state's electric industry and that it plans to proceed with an examination of the feasibility of competitive bidding. The PUC also indicated in the report its plans to review specific policies to encourage renewable energy resources in the power generation mix. The report states that "further steps" by the PUC "will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition." HECO cannot predict what the ultimate outcome of the proceeding will be or which (if any) of the proposals advanced in the proceeding will be implemented or whether the parties will seek and obtain state legislative action on their proposals.

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

Environmental regulation

In early 1995, the DOH initially advised HECO, Hawaiian Tug & Barge Corp. (HTB), Young Brothers, Limited (YB) and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995, indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 and certain of the identified parties (including HECO, Chevron Products Company, the State of Hawaii Department of Transportation Harbors Division and others) formed a Honolulu Harbor Work Group (Work Group). Effective January 30, 1998, the Work Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions.

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

In 2000, the DOH issued notices to over 20 other PRPs, including YB, regarding the ongoing investigation in the Honolulu Harbor area. A new voluntary agreement and a Joint Defense Agreement were signed by the parties in the Work Group and some of the new PRPs, including Phillips Petroleum, but not YB. The Work Group agreed to fund remediation work using an interim cost allocation method, which generally allocates costs based upon a three-tiered approach. HECO falls in the middle tier.

In July 2001, the EPA issued a Notice of Federal Interest under the Oil Pollution Act of 1990 to HECO, YB and others. In the notice the EPA says, "Immediate subsurface investigation and assessment must be conducted to delineate the extent of contamination at the site." Further, the EPA, in coordination with the DOH, is preparing to perform the work itself, unless the Work Group or a subgroup of the Work Group is prepared to perform this work on a site-wide basis in a manner and on a schedule acceptable to both the EPA and DOH. On July 26, 2001, the Work Group notified the EPA that it intends to perform the immediate subsurface investigation and assessment. The scope of the investigation and assessment has not yet been determined.

Because the scope of the immediate investigation and assessment remains to be determined and the extent of remedial or cleanup work is unknown, management cannot predict at this time the costs to be incurred by the Company or HECO. Certain of the costs incurred may be claimed and covered under insurance policies, but such coverage is not determinable at this time.

(4) HECO-obligated mandatorily redeemable preferred securities of trust
-----------------------------------------------------------------------
    subsidiaries holding solely HECO and HECO-guaranteed subordinated debentures
    ----------------------------------------------------------------------------

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO's consolidated balance sheets as of June 30, 2001 and December 31, 2000. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

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

(6)  Consolidating financial information
----------------------------------------

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

                                                                                 June 30, 2001
                                               -----------------------------------------------------------------------------------
                                                                                                         Reclassi-
                                                                                                         fications
                                                                                      HECO      HECO        and
                                                                                    Capital    Capital   elimina-        HECO
(in thousands)                                    HECO        HELCO       MECO      Trust I   Trust II     tions     consolidated
----------------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
 Land........................................  $    25,280  $   2,557   $   1,652  $       -  $      -  $        -   $     29,489
 Plant and equipment.........................    1,916,261    543,789     566,278          -         -           -      3,026,328
 Less accumulated depreciation...............     (779,816)  (229,571)   (206,939)         -         -           -     (1,216,326)
 Plant acquisition adjustment, net...........            -          -         380          -         -           -            380
 Construction in progress....................       60,651     82,009       8,570          -         -           -        151,230
----------------------------------------------------------------------------------------------------------------------------------
   Net utility plant.........................    1,222,376    398,784     369,941          -         -           -      1,991,101
----------------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries, at equity........      339,192          -           -          -         -    (339,192)             -
----------------------------------------------------------------------------------------------------------------------------------
Current assets
 Cash and equivalents........................            9        860          64          -         -           -            933
 Advances to affiliates......................       18,900          -       4,000     51,546    51,546    (125,992)             -
 Customer accounts receivable, net...........       52,464     14,751      12,115          -         -           -         79,330
 Accrued unbilled revenues, net..............       38,541      8,268       7,781          -         -           -         54,590
 Other accounts receivable, net..............        1,582        473         157          -         -         221          2,433
 Fuel oil stock, at average cost.............       28,501      2,185       6,413          -         -           -         37,099
 Materials and supplies, at average cost.....        9,173      2,619       8,437          -         -           -         20,229
 Prepayments and other.......................       30,775      5,485       2,226          -         -           -         38,486
----------------------------------------------------------------------------------------------------------------------------------
   Total current assets......................      179,945     34,641      41,193     51,546    51,546    (125,771)       233,100
----------------------------------------------------------------------------------------------------------------------------------
Other assets
 Regulatory assets...........................       76,793     19,147      17,873          -         -           -        113,813
 Other.......................................       25,369      6,740       6,999          -         -           -         39,108
----------------------------------------------------------------------------------------------------------------------------------
   Total other assets........................      102,162     25,887      24,872          -         -           -        152,921
----------------------------------------------------------------------------------------------------------------------------------
                                               $ 1,843,675  $ 459,312   $ 436,006    $51,546   $51,546   $(464,963)    $2,377,122
==================================================================================================================================
Capitalization and liabilities
Capitalization
 Common stock equity.........................  $   869,238  $ 165,838   $ 170,262    $ 1,546   $ 1,546   $(339,192)    $  869,238
 Cumulative preferred stock-not
   subject to mandatory redemption...........       22,293      7,000       5,000          -         -           -         34,293
 HECO-obligated mandatorily redeemable
   trust preferred securities of subsidiary
   trusts holding solely HECO
   and HECO-guaranteed debentures............            -          -           -     50,000    50,000           -        100,000
 Long-term debt..............................      464,951    145,946     171,607          -         -    (103,092)       679,412
----------------------------------------------------------------------------------------------------------------------------------
   Total capitalization......................    1,356,482    318,784     346,869     51,546    51,546    (442,284)     1,682,943
----------------------------------------------------------------------------------------------------------------------------------
Current liabilities
 Short-term borrowings-nonaffiliates.........       39,282          -           -          -         -           -         39,282
 Short-term borrowings-affiliate.............       43,602     18,900           -          -         -     (22,900)        39,602
 Accounts payable............................       37,759      7,231       5,679          -         -           -         50,669
 Interest and preferred dividends payable....        7,358      1,706       2,385          -         -         (76)        11,373
 Taxes accrued...............................       42,597     15,348      18,120          -         -           -         76,065
 Other.......................................       14,486      2,049       3,425          -         -         297         20,257
----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities.................      185,084     45,234      29,609          -         -     (22,679)       237,248
----------------------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
 Deferred income taxes.......................      119,966     10,479       8,827          -         -           -        139,272
 Unamortized tax credits.....................       27,901      8,953      10,499          -         -           -         47,353
 Other.......................................       20,813     23,885      15,834          -         -           -         60,532
----------------------------------------------------------------------------------------------------------------------------------
   Total deferred credits and other
    liabilities..............................      168,680     43,317      35,160          -         -           -        247,157
----------------------------------------------------------------------------------------------------------------------------------
Contributions in aid of construction.........      133,429     51,977      24,368          -         -           -        209,774
----------------------------------------------------------------------------------------------------------------------------------
                                               $ 1,843,675  $ 459,312   $ 436,006    $51,546   $51,546   $(464,963)    $2,377,122
==================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

                                                                              December 31, 2000
                                              -----------------------------------------------------------------------------------
                                                                                                        Reclassi-
                                                                                                        fications
                                                                                    HECO       HECO        and
                                                                                   Capital   Capital    elimina-        HECO
(in thousands)                                   HECO        HELCO       MECO      Trust I   Trust II     tions     consolidated
---------------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
 Land.......................................  $    24,999  $   2,470  $    3,568  $       -  $      -  $        -   $     31,037
 Plant and equipment........................    1,865,486    556,094     552,573          -         -           -      2,974,153
 Less accumulated depreciation..............     (751,894)  (222,476)   (195,814)         -         -           -     (1,170,184)
 Plant acquisition adjustment, net..........            -          -         406          -         -           -            406
 Construction in progress...................       82,105     64,552      10,526          -         -           -        157,183
---------------------------------------------------------------------------------------------------------------------------------
   Net utility plant........................    1,220,696    400,640     371,259          -         -           -      1,992,595
---------------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries, at equity.......      333,809          -           -          -         -    (333,809)             -
---------------------------------------------------------------------------------------------------------------------------------
Current assets
 Cash and equivalents.......................        1,398          4         132          -         -           -          1,534
 Advances to affiliates.....................       21,800          -           -     51,546    51,546    (124,892)             -
 Customer accounts receivable, net..........       60,484     15,022      13,040          -         -           -         88,546
 Accrued unbilled revenues, net.............       44,448     10,144       9,428          -         -           -         64,020
 Other accounts receivable, net.............        4,311        920         231          -         -         (36)         5,426
 Fuel oil stock, at average cost............       24,176      3,439       9,509          -         -           -         37,124
 Materials and supplies, at average cost....        6,958      2,365       7,464          -         -           -         16,787
 Prepayments and other......................        3,130      1,251         316          -         -           -          4,697
---------------------------------------------------------------------------------------------------------------------------------
   Total current assets.....................      166,705     33,145      40,120     51,546    51,546    (124,928)       218,134
---------------------------------------------------------------------------------------------------------------------------------
Other assets
 Regulatory assets..........................       77,717     19,838      19,068          -         -           -        116,623
 Other......................................       27,743      5,823       7,604          -         -           -         41,170
---------------------------------------------------------------------------------------------------------------------------------
   Total other assets.......................      105,460     25,661      26,672          -         -           -        157,793
---------------------------------------------------------------------------------------------------------------------------------
                                               $1,826,670   $459,446    $438,051    $51,546   $51,546   $(458,737)    $2,368,522
=================================================================================================================================

Capitalization and liabilities
Capitalization
 Common stock equity........................   $  825,012   $162,901    $167,816   $  1,546    $1,546   $(333,809)    $  825,012
 Cumulative preferred stock-not
   subject to mandatory redemption..........       22,293      7,000       5,000          -         -           -         34,293
 HECO-obligated mandatorily redeemable
   trust preferred securities of subsidary
   trusts holding solely HECO
   and HECO-guaranteed debentures...........            -          -          -      50,000    50,000           -        100,000
 Long-term debt.............................      453,310    145,931     171,582          -         -    (103,092)       667,731
---------------------------------------------------------------------------------------------------------------------------------
   Total capitalization.....................    1,300,615    315,832     344,398     51,546    51,546    (436,901)     1,627,036
---------------------------------------------------------------------------------------------------------------------------------
Current liabilities
 Short-term borrowings-nonaffiliates........      104,398          -           -          -         -           -        104,398
 Short-term borrowings-affiliate............        8,764     20,300       1,500          -         -     (21,800)         8,764
 Accounts payable...........................       51,249     10,146      10,303          -         -           -         71,698
 Interest and preferred dividends payable...        6,779      1,790       2,045          -         -        (131)        10,483
 Taxes accrued..............................       46,094     15,572      16,520          -         -           -         78,186
 Other......................................        6,343        534       3,587          -         -          95         10,559
---------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities................      223,627     48,342      33,955          -         -     (21,836)       284,088
---------------------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
 Deferred income taxes......................      116,642     10,535       9,889          -         -           -        137,066
 Unamortized tax credits....................       28,179      8,975      10,449          -         -           -         47,603
 Other......................................       22,284     23,821      15,106          -         -           -         61,211
---------------------------------------------------------------------------------------------------------------------------------
   Total deferred credits and other
     liabilities............................      167,105     43,331      35,444          -         -           -        245,880
---------------------------------------------------------------------------------------------------------------------------------
Contributions in aid of construction........      135,323     51,941      24,254          -         -           -        211,518
---------------------------------------------------------------------------------------------------------------------------------
                                               $1,826,670   $459,446    $438,051    $51,546   $51,546   $(458,737)    $2,368,522
=================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                  Three months ended June 30, 2001
                                         -----------------------------------------------------------------------------------
                                                                                                   Reclassi-
                                                                                                   fications
                                                                                HECO      HECO        and
                                                                              Capital    Capital   elimina-        HECO
(in thousands)                              HECO        HELCO       MECO      Trust I   Trust II     tions     consolidated
---------------------------------------------------------------------------------------------------------------------------
Operating revenues........................  $215,810    $47,186     $49,459   $     -    $     -   $      -      $312,455
----------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil..................................    55,684      7,251      19,150         -          -          -        82,085
Purchased power...........................    65,738     16,200       1,543         -          -          -        83,481
Other operation...........................    19,601      4,050       6,445         -          -          -        30,096
Maintenance...............................     8,800      1,672       2,543         -          -          -        13,015
Depreciation..............................    15,196      4,819       5,348         -          -          -        25,363
Taxes, other than income taxes............    20,244      4,448       4,734         -          -          -        29,426
Income taxes..............................     9,135      2,455       2,772         -          -          -        14,362
----------------------------------------------------------------------------------------------------------------------------
                                             194,398     40,895      42,535         -          -          -       277,828
----------------------------------------------------------------------------------------------------------------------------
Operating income..........................    21,412      6,291       6,924         -          -          -        34,627
----------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used
  during construction.....................       784         73          98         -          -          -           955
Equity in earnings of subsidiaries........     8,246          -           -         -          -     (8,246)            -
Other, net................................     1,017        163          41     1,038        940     (2,239)          960
----------------------------------------------------------------------------------------------------------------------------
                                              10,047        236         139     1,038        940    (10,485)        1,915
----------------------------------------------------------------------------------------------------------------------------
Income before interest and
  other charges...........................    31,459      6,527       7,063     1,038        940    (10,485)       36,542
----------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt................     5,962      1,907       2,203         -          -          -        10,072
Amortization of net bond premium
  and expense.............................       327         79         101         -          -          -           507
Other interest charges....................     2,608        638         333         -          -     (2,239)        1,340
Allowance for borrowed funds used
  during construction.....................      (424)       (43)        (44)        -          -          -          (511)
Preferred stock dividends of subsidiaries.         -          -           -         -          -        229           229
Preferred securities distributions
  of trust subsidiaries...................         -          -           -         -          -      1,919         1,919
----------------------------------------------------------------------------------------------------------------------------
                                               8,473      2,581       2,593         -          -        (91)       13,556
----------------------------------------------------------------------------------------------------------------------------
Income before preferred stock
  dividends of HECO.......................    22,986      3,946       4,470     1,038        940    (10,394)       22,986
Preferred stock dividends of HECO.........       270        133          96     1,007        912     (2,148)          270
----------------------------------------------------------------------------------------------------------------------------
Net income for common stock...............  $ 22,716    $ 3,813     $ 4,374   $    31    $    28   $ (8,246)     $ 22,716
============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)


                                                                  Three months ended June 30, 2001
                                         -----------------------------------------------------------------------------------
                                                                                                   Reclassi-
                                                                                HECO      HECO     fications
                                                                              Capital   Capital       and          HECO
(in thousands)                              HECO        HELCO       MECO      Trust I   Trust II  eliminations consolidated
----------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period.    $465,395     $65,117     $74,920     $   -    $     -  $(140,037)     $465,395
Net income for common stock............      22,716       3,813       4,374        31         28     (8,246)       22,716
Common stock dividends.................           -      (3,044)     (3,275)      (31)       (28)     6,378             -
----------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period.......    $488,111     $65,886     $76,019     $   -    $     -  $(141,905)     $488,111
============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                  Three months ended June 30, 2000
                                         -----------------------------------------------------------------------------------
                                                                                                   Reclassi-
                                                                                                   fications
                                                                                HECO      HECO        and
                                                                              Capital    Capital   elimina-        HECO
(in thousands)                                HECO       HELCO        MECO    Trust I   Trust II     tions     consolidated
----------------------------------------------------------------------------------------------------------------------------
Operating revenues........................  $212,725    $46,579      $47,179   $    -    $    -    $      -      $306,483
----------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil..................................    59,070     12,822       19,200        -         -           -        91,092
Purchased power...........................    60,146      8,764        1,534        -         -           -        70,444
Other operation...........................    18,004      4,560        4,900        -         -           -        27,464
Maintenance...............................     8,367      1,912        3,343        -         -           -        13,622
Depreciation..............................    14,598      4,849        4,883        -         -           -        24,330
Taxes, other than income taxes............    20,152      4,390        4,463        -         -           -        29,005
Income taxes..............................     9,906      2,622        2,673        -         -           -        15,201
----------------------------------------------------------------------------------------------------------------------------
                                             190,243     39,919       40,996        -         -           -       271,158
----------------------------------------------------------------------------------------------------------------------------
Operating income..........................    22,482      6,660        6,183        -         -           -        35,325
----------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used
  during construction.....................       980         69          279        -         -           -         1,328
Equity in earnings of subsidiaries........     8,359          -            -        -         -      (8,359)            -
Other, net................................     1,147        193          365    1,038       940      (2,545)        1,138
----------------------------------------------------------------------------------------------------------------------------
                                              10,486        262          644    1,038       940     (10,904)        2,466
----------------------------------------------------------------------------------------------------------------------------
Income before interest and
  other charges...........................    32,968      6,922        6,827    1,038       940     (10,904)       37,791
----------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt................     5,745      1,898        2,277        -         -           -         9,920
Amortization of net bond premium
  and expense.............................       349         85           91        -         -           -           525
Other interest charges....................     3,136        765          280        -         -      (2,546)        1,635
Allowance for borrowed funds used
  during construction.....................      (546)       (40)        (136)       -         -           -          (722)
Preferred stock dividends of subsidiaries.         -          -            -        -         -         230           230
Preferred securities distributions
  of trust subsidiaries...................         -          -            -        -         -       1,919         1,919
----------------------------------------------------------------------------------------------------------------------------
                                               8,684      2,708        2,512        -         -        (397)       13,507
----------------------------------------------------------------------------------------------------------------------------
Income before preferred stock
  dividends of HECO.......................    24,284      4,214        4,315    1,038       940     (10,507)       24,284
Preferred stock dividends of HECO.........       270        134           95    1,007       912      (2,148)          270
----------------------------------------------------------------------------------------------------------------------------
Net income for common stock...............  $ 24,014   $  4,080      $ 4,220   $   31    $   28    $ (8,359)     $ 24,014
============================================================================================================================


Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                  Three months ended June 30, 2000
                                         -----------------------------------------------------------------------------------
                                                                                                      Reclassi-
                                                                                                      fications
                                                                                   HECO      HECO        and
                                                                                 Capital    Capital   elimina-        HECO
(in thousands)                                 HECO        HELCO       MECO      Trust I   Trust II     tions     consolidated
-------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period...     $434,979    $61,276     $ 71,418     $   -    $    -   $(132,694)     $434,979
Net income for common stock..............       24,014      4,080        4,220        31        28      (8,359)       24,014
Common stock dividends...................      (17,794)    (2,926)      (4,026)      (31)      (28)      7,011       (17,794)
-------------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period.........     $441,199    $62,430     $ 71,612     $   -    $    -   $(134,042)     $441,199
===============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                        Six months ended June 30, 2001
                                                 --------------------------------------------------------------------------------
                                                                                                        Reclassi-
                                                                                                        fications
                                                                                    HECO       HECO        and
                                                                                   Capital    Capital   elimina-        HECO
(in thousands)                                     HECO        HELCO      MECO     Trust I    Trust II    tions      consolidated
---------------------------------------------------------------------------------------------------------------------------------
Operating revenues..........................    $ 431,029   $ 97,437    $101,282   $      -  $       -  $       -      $ 629,748
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil....................................      113,311     15,136      41,883          -          -          -        170,330
Purchased power.............................      129,199     34,274       1,924          -          -          -        165,397
Other operation.............................       39,191      8,388      12,291          -          -          -         59,870
Maintenance.................................       19,312      3,441       5,459          -          -          -         28,212
Depreciation................................       30,392      8,884      10,696          -          -          -         49,972
Taxes, other than income taxes..............       41,010      9,220       9,687          -          -          -         59,917
Income taxes................................       17,364      5,058       5,544          -          -          -         27,966
---------------------------------------------------------------------------------------------------------------------------------
                                                  389,779     84,401      87,484          -          -          -        561,664
---------------------------------------------------------------------------------------------------------------------------------
Operating income............................       41,250     13,036      13,798          -          -          -         68,084
---------------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used
   during construction......................        1,860        130         230          -          -          -          2,220
Equity in earnings of subsidiaries..........       16,730          -           -          -          -    (16,730)             -
Other, net..................................        2,193        279          97      2,075      1,881     (4,588)         1,937
---------------------------------------------------------------------------------------------------------------------------------
                                                   20,783        409         327      2,075      1,881    (21,318)         4,157
---------------------------------------------------------------------------------------------------------------------------------
Income before interest and
   other charges............................       62,033     13,445      14,125      2,075      1,881    (21,318)        72,241
---------------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt..................       11,781      3,816       4,404          -          -          -         20,001
Amortization of net bond premium
   and expense..............................          654        181         202          -          -          -          1,037
Other interest charges......................        5,923      1,387         691          -          -     (4,588)         3,413
Allowance for borrowed funds used
   during construction......................       (1,006)       (78)       (103)         -          -          -         (1,187)
Preferred stock dividends of
   subsidiaries.............................            -          -           -          -          -        458            458
Preferred securities distributions
   of trust subsidiaries....................            -          -          -           -          -      3,838          3,838
---------------------------------------------------------------------------------------------------------------------------------
                                                   17,352      5,306       5,194          -          -       (292)        27,560
---------------------------------------------------------------------------------------------------------------------------------
Income before preferred stock
   dividends of HECO........................       44,681      8,139       8,931      2,075      1,881    (21,026)        44,681
Preferred stock dividends of HECO...........          540        267         191      2,013      1,825     (4,296)           540
---------------------------------------------------------------------------------------------------------------------------------
Net income for common stock.................    $  44,141   $  7,872    $  8,740   $     62  $      56  $ (16,730)     $  44,141
=================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                   Six months ended June 30, 2001
                                                --------------------------------------------------------------------------------
                                                                                                        Reclassi-
                                                                                    HECO       HECO     fications
                                                                                   Capital   Capital       and          HECO
(in thousands)                                   HECO        HELCO       MECO      Trust I   Trust II  eliminations consolidated
--------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period......    $443,970    $62,962    $ 73,586    $     -    $    -    $(136,548)    $  443,970
Net income for common stock.................      44,141      7,872       8,740         62        56      (16,730)        44,141
Common stock dividends......................           -     (4,948)     (6,307)       (62)      (56)      11,373              -
--------------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period............    $488,111    $65,886    $ 76,019    $     -    $    -    $(141,905)    $  488,111
================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                   Six months ended June 30, 2000
                                            --------------------------------------------------------------------------------
                                                                                                   Reclassi-
                                                                                                   fications
                                                                                HECO       HECO       and
                                                                               Capital   Capital    elimina-        HECO
(in thousands)                                HECO        HELCO       MECO     Trust I   Trust II     tions     consolidated
----------------------------------------------------------------------------------------------------------------------------
Operating revenues.....................   $  413,074   $ 90,790     $ 91,040   $     -   $      -  $       -     $ 594,904
----------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil...............................      106,656     25,030       34,561         -          -          -       166,247
Purchased power........................      120,807     16,700        3,163         -          -          -       140,670
Other operation........................       36,772      8,950        9,483         -          -          -        55,205
Maintenance............................       17,085      3,474        5,596         -          -          -        26,155
Depreciation...........................       29,196      9,698        9,770         -          -          -        48,664
Taxes, other than income taxes.........       39,132      8,609        8,625         -          -          -        56,366
Income taxes...........................       19,146      5,129        6,119         -          -          -        30,394
----------------------------------------------------------------------------------------------------------------------------
                                             368,794     77,590       77,317         -          -          -       523,701
----------------------------------------------------------------------------------------------------------------------------
Operating income.......................       44,280     13,200       13,723         -          -          -        71,203
----------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used
   during construction.................        1,912        118          567         -          -          -         2,597
Equity in earnings of subsidiaries.....       17,687          -            -         -          -    (17,687)            -
Other, net.............................        1,792        379          646     2,075      1,881     (5,060)        1,713
----------------------------------------------------------------------------------------------------------------------------
                                              21,391        497        1,213     2,075      1,881    (22,747)        4,310
----------------------------------------------------------------------------------------------------------------------------
Income before interest and
   other charges.......................       65,671     13,697       14,936     2,075      1,881    (22,747)       75,513
----------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt.............       11,485      3,810        4,557         -          -          -        19,852
Amortization of net bond premium
   and expense.........................          634        155          178         -          -          -           967
Other interest charges.................        6,340      1,554          698         -          -     (5,060)        3,532
Allowance for borrowed funds used
   during construction.................       (1,067)       (70)        (276)        -          -          -        (1,413)
Preferred stock dividends of
   subsidiaries........................            -          -            -         -          -        458           458
Preferred securities distributions
   of trust subsidiaries...............            -          -            -         -          -      3,838         3,838
----------------------------------------------------------------------------------------------------------------------------
                                              17,392      5,449        5,157         -          -       (764)       27,234
----------------------------------------------------------------------------------------------------------------------------
Income before preferred stock
   dividends of HECO...................       48,279      8,248        9,779     2,075      1,881    (21,983)       48,279
Preferred stock dividends of HECO......          540        267          191     2,013      1,825     (4,296)          540
----------------------------------------------------------------------------------------------------------------------------
Net income for common stock............   $   47,739   $  7,981     $  9,588   $    62   $     56  $ (17,687)    $  47,739
============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                   Six months ended June 30, 2000
                                           ---------------------------------------------------------------------------------
                                                                                                    Reclassi-
                                                                                                    fications
                                                                                HECO       HECO       and
                                                                               Capital   Capital    elimina-        HECO
(in thousands)                                HECO        HELCO       MECO     Trust I   Trust II     tions     consolidated
----------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period....  $425,206    $59,806      $69,633    $    -    $     -   $(129,439)     $425,206
Net income for common stock...............    47,739      7,981        9,588        62         56     (17,687)       47,739
Common stock dividends....................   (31,746)    (5,357)      (7,609)      (62)       (56)      13,084      (31,746)
---------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period..........  $441,199    $62,430      $71,612    $    -    $     -   $(134,042)     $441,199
===========================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows (unaudited)

                                                                    Six months ended June 30, 2001
                                            --------------------------------------------------------------------------------
                                                                                                     Reclassi-
                                                                                                     fications
                                                                               HECO       HECO          and
                                                                               Capital    Capital     elimina-       HECO
(in thousands)                                 HECO      HELCO       MECO      Trust I    Trust II     tions     consolidated
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock
  dividends of HECO........................ $  44,681   $  8,139    $  8,931   $ 2,075   $ 1,881      $(21,026)    $  44,681
Adjustments to reconcile income before
  preferred stock dividends of HECO to net
  cash provided by operating activities
   Equity in earnings......................   (16,730)         -           -         -         -        16,730             -
   Common stock dividends received
     from subsidiaries.....................    11,373          -           -         -         -       (11,373)            -
   Depreciation of property,
     plant and equipment...................   30,392      8,884       10,696         -         -             -        49,972
   Other amortization......................    2,904        971        2,498         -         -             -         6,373
   Deferred income taxes...................    3,340        (56)      (1,062)        -         -             -         2,222
   Tax credits, net........................      257         96          181         -         -             -           534
   Allowance for equity funds used
     during construction...................   (1,860)      (130)        (230)        -         -             -        (2,220)
   Changes in assets and liabilities
     Decrease in accounts receivable.......   10,749        718          999         -         -          (257)       12,209
     Decrease in accrued unbilled
       revenues............................    5,907      1,876        1,647         -         -             -         9,430
     Decrease (increase) in fuel oil
       stock...............................   (4,325)     1,254        3,096         -         -             -            25
     Increase in materials and supplies....   (2,215)      (254)        (973)        -         -             -        (3,442)
     Increase in regulatory assets.........     (119)       (24)        (976)        -         -             -        (1,119)
     Decrease in accounts payable..........  (13,490)    (2,915)      (4,624)        -         -             -       (21,029)
     Changes in other assets and
       liabilities.........................  (16,645)    (3,697)         788         -         -         4,095       (15,459)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities..   54,219     14,862       20,971     2,075     1,881       (11,831)       82,177
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures.......................  (33,220)    (8,081)      (9,771)        -         -             -       (51,072)
Contributions in aid of construction.......    1,586      1,328          736         -         -             -         3,650
Advances to (repayments from) affiliates...    2,900          -       (4,000)        -         -         1,100             -
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities......  (28,734)    (6,753)     (13,035)        -         -         1,100       (47,422)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Common stock dividends.....................        -     (4,948)      (6,307)      (62)      (56)       11,373             -
Preferred stock dividends..................     (540)      (267)        (191)        -         -           458          (540)
Preferred securities distributions
     of trust subsidiaries.................        -          -            -    (2,013)   (1,825)            -        (3,838)
Proceeds from issuance of long-term debt...   11,580          -            -         -         -             -        11,580
Net decrease in short-term borrowings
     from nonaffiliates and affiliate with
     original maturities of three months or
       less................................  (27,283)    (1,400)      (1,500)        -         -        (1,100)      (31,283)
Repayment of other short-term borrowings...   (3,000)         -            -         -         -             -        (3,000)
Other......................................   (7,631)      (638)          (6)        -         -             -        (8,275)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities......  (26,874)    (7,253)      (8,004)   (2,075)   (1,881)       10,731       (35,356)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in
     cash and equivalents..................   (1,389)       856          (68)        -         -             -          (601)
Cash and equivalents, beginning of period..    1,398          4          132         -         -             -         1,534
------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period........ $      9    $   860     $     64   $     -   $     -      $      -     $     933
==============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows (unaudited)


                                                                   Six months ended June 30, 2000
                                         -----------------------------------------------------------------------------------

                                                                                                        Reclassi-
                                                                                                        fications
                                                                                  HECO      HECO          and
                                                                                  Capital   Capital     elimina-        HECO
(in thousands)                                  HECO        HELCO       MECO      Trust I   Trust II      tions     consolidated
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock
  dividends of HECO........................... $ 48,279     $  8,248   $  9,779   $ 2,075  $ 1,881     $(21,983)     $  48,279
Adjustments to reconcile income before
  preferred stock dividends of HECO to
  net cash provided by operating activities
  Equity in earnings..........................  (17,687)           -          -         -        -       17,687              -
  Common stock dividends received
    from subsidiaries.........................   13,084            -          -         -        -      (13,084)             -
  Depreciation of property, plant and
    equipment.................................   29,196        9,698      9,770         -        -            -         48,664
  Other amortization..........................    1,400          326        423         -        -            -          2,149
  Deferred income taxes.......................    4,858          269       (293)        -        -            -          4,834
  Tax credits, net............................      622           93        (37)        -        -            -            678
  Allowance for equity funds used during
    construction..............................   (1,912)        (118)      (567)        -        -            -         (2,597)
  Changes in assets and liabilities
    Increase in accounts receivable...........   (9,976)      (1,143)    (1,739)        -        -        2,184        (10,674)
    Decrease (increase) in accrued unbilled
       revenues...............................     (947)         262       (176)        -        -            -           (861)
    Decrease (increase) in fuel oil stock.....   (3,076)      (1,057)     1,604         -        -            -         (2,529)
    Decrease (increase) in materials and
       supplies...............................     (179)          36        (19)        -        -            -           (162)
    Increase in regulatory assets.............     (621)         (53)      (507)        -        -            -         (1,181)
    Increase (decrease) in accounts payable...    3,137        2,829       (921)        -        -            -          5,045

    Changes in other assets and liabilities...  (11,280)       1,674      2,781         -        -        1,654         (5,171)

---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities.....   54,898       21,064     20,098     2,075    1,881      (13,542)        86,474
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures..........................  (32,541)      (8,526)   (13,016)        -        -            -        (54,083)
Contributions in aid of construction..........    2,180        1,075      1,288         -        -            -          4,543
Advances to (repayments from) affiliates......    2,500            -       (250)        -        -       (2,250)             -
Payments on notes receivable..................        -          138          -         -        -            -            138
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities.........  (27,861)      (7,313)   (11,978)        -        -       (2,250)       (49,402)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Common stock dividends........................  (31,746)      (5,357)    (7,609)      (62)     (56)      13,084        (31,746)
Preferred stock dividends.....................     (540)        (267)      (191)        -        -          458           (540)
Preferred securities distributions
   of trust subsidiaries......................        -            -          -    (2,013)  (1,825)           -         (3,838)
Proceeds from issuance of long-term debt......   10,371            -          -         -        -            -         10,371
Net decrease in short-term borrowings from
   nonaffiliates and affiliate with
   original maturities of three months
   or less....................................   (3,344)      (2,500)         -         -        -        2,250         (3,594)
Other.........................................   (2,808)      (1,224)        (5)        -        -            -         (4,037)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities.........  (28,067)      (9,348)    (7,805)   (2,075)  (1,881)      15,792        (33,384)
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in
   cash and equivalents.......................   (1,030)       4,403        315         -        -            -          3,688
Cash and equivalents, beginning of period.....    1,039          198        729         -        -            -          1,966
---------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period........... $      9     $  4,601   $  1,044   $     -  $     -     $      -      $   5,654
=================================================================================================================================

HECO has not provided separate financial statements and other disclosures concerning HELCO and MECO because management has concluded that such financial statements and other information are not material to holders of HELCO's and MECO's 1997 and 1998 junior deferrable debentures which have been fully and unconditionally guaranteed by HECO.

(7) Reconciliation of electric utility operating income per HEI and HECO
------------------------------------------------------------------------
consolidated statements of income
---------------------------------

                                                                         Three months ended           Six months ended
                                                                              June 30,                    June 30,
                                                                      --------------------------  --------------------------
(in thousands)                                                           2001          2000          2001          2000
----------------------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated activities
   before income taxes (per HEI consolidated statements of
   income).........................................................      $50,028       $51,615       $98,038      $103,245
Deduct:
   Income taxes on regulated activities............................      (14,362)      (15,201)      (27,966)      (30,394)
   Revenues from nonregulated activities...........................       (1,196)       (1,362)       (2,326)       (2,346)
Add:
   Expenses from nonregulated activities...........................          157           273           338           698
                                                                      ------------  ------------  ------------  ------------
Operating income from regulated activities after income taxes (per
   HECO consolidated statements of income).........................      $34,627       $35,325       $68,084      $ 71,203
                                                                      ============  ============  ============  ============

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

                             RESULTS OF OPERATIONS
HEI Consolidated
----------------

                                                Three months ended
                                                     June 30,
(in thousands, except per                 ----------------------------      %                Primary reason(s) for
share amounts)                                   2001         2000        change              significant change*
------------------------------------------------------------------------------------------------------------------------------------
Revenues.............................      $   428,794   $   413,136        4         Increases for all segments

Operating income ....................           64,323        57,126       13         Increase for the savings bank segment and
                                                                                      decreased losses for the international power
                                                                                      segment, partly offset by decreases for the
                                                                                      electric utility and "other" segments

Net income...........................           25,588        19,096       34         Higher operating income and slightly lower
                                                                                      income taxes due to no tax benefits on losses
                                                                                      from foreign operations in second quarter of
                                                                                      2000

Basic earnings
   per common share..................      $      0.76   $      0.59       29         See explanation for net income and
                                                                                      weighted-average number of common shares
                                                                                      outstanding

Weighted-average number of common
   shares outstanding................           33,481        32,403        3         Issuances under the DRIP and other plans

                                                Three months ended
                                                     June 30,
(in thousands, except per                 ----------------------------      %                Primary reason(s) for
share amounts)                                   2001         2000        change              significant change*
------------------------------------------------------------------------------------------------------------------------------------
Revenues.............................      $   863,661   $   815,011        6         Increases for the electric utility, savings
                                                                                      bank and international power segments, partly
                                                                                      offset by a decrease for the "other" segment

Operating income ....................          130,040       125,328        4         Increases for the savings bank segment and
                                                                                      better results for the international power
                                                                                      segment, partly offset by decreases for the
                                                                                      electric utility and "other" segments

Net income...........................           53,333        48,072       11         Higher operating income and lower income taxes
                                                                                      (no tax benefits on losses from foreign
                                                                                      operations in first half of 2000), partly
                                                                                      offset by higher interest expense due to
                                                                                      higher average borrowings as a result of an
                                                                                      HEIPC acquisition in March 2000

Basic earnings
   per common share..................      $      1.60   $      1.49        7         See explanation for net income and
                                                                                      weighted-average number of common shares
                                                                                      outstanding

Weighted-average number of common
   shares outstanding................           33,321        32,335        3         Issuances under the DRIP and other plans

* Also see segment discussions which follow.

Following is a general discussion of the results of operations by business segment.

Electric utility
----------------

                                       Three months ended
(in thousands, except per                   June 30,                  %
                                 -------------------------------
barrel amounts)                      2001             2000          change        Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------------
Revenues......................   $  313,651       $   307,845         2        1.4% higher KWH sales ($5 million), HELCO rate
                                                                               increase and recovery of integrated resource
                                                                               planning and related costs, partly offset by
                                                                               lower fuel oil prices, the effects of which
                                                                               are passed on to customers
Expenses
   Fuel oil...................       82,085            91,092       (10)       Fewer KWHs generated and lower fuel oil prices

   Purchased power............       83,481            70,444        19        Higher purchased power capacity payments due
                                                                               to increased capacity (including a new IPP,
                                                                               Hamakua Partners) and availability and more
                                                                               KWHs purchased

   Other......................       98,057            94,694         4        Higher other operation expenses and
                                                                               depreciation

Operating income..............       50,028            51,615        (3)       Higher KWH sales and HELCO rate increase, more
                                                                               than offset by higher purchased power capacity
                                                                               payments, other operation expenses and
                                                                               depreciation

Net income....................       22,716            24,014        (5)       Lower operating income and lower AFUDC, partly
                                                                               offset by lower income taxes

Kilowatthour sales (millions).        2,298             2,266         1

Fuel oil price per barrel.....   $    32.24       $     32.51        (1)

                                        Six months ended
(in thousands, except per                   June 30,                  %
                                 -------------------------------
barrel amounts)                      2001             2000          change        Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------------
Revenues......................   $  632,074       $   597,250         6        Higher fuel oil and purchased energy fuel
                                                                               prices, the effects of which are passed on to
                                                                               customers ($18 million), 1.6% higher KWH sales
                                                                               ($8 million), HELCO rate increase and recovery
                                                                               of integrated resource planning and related
                                                                               costs
Expenses
   Fuel oil...................      170,330           166,247         2        Higher fuel oil prices, partly offset by fewer
                                                                               KWHs generated

   Purchased power............      165,397           140,670        18        Higher fuel prices, higher purchased power
                                                                               capacity payments due to increased capacity
                                                                               (including a new IPP, Hamakua Partners) and
                                                                               availability, and more KWHs purchased

   Other......................      198,309           187,088         6        Higher other operation and maintenance
                                                                               expenses, depreciation and taxes, other than
                                                                               income taxes

Operating income..............       98,038           103,245        (5)       Higher KWH sales and HELCO rate increase, more
                                                                               than offset by higher purchased power capacity
                                                                               payments, other operation and maintenance
                                                                               expenses and depreciation

Net income....................       44,141            47,739        (8)       Lower operating income and lower AFUDC, partly
                                                                               offset by lower income taxes

Kilowatthour sales (millions).        4,539             4,469         2

Fuel oil price per barrel.....   $    33.56       $     30.89         9

Kilowatthour (KWH) sales in the second quarter and first six months of 2001 increased 1.4% and 1.6%, respectively, from the same periods in 2000, partly due to warmer weather and an increase in the number of customers. However, electric utility operating income decreased 5% from the first six months of 2000, primarily due to higher purchased power and other operation and maintenance expenses. Maintenance expenses were higher due to more production, transmission and distribution maintenance work in the first half of 2001 than in the first half of 2000. Other operation expenses increased 8% primarily due to higher integrated resource planning costs (which were recovered in revenues), general liability settlements and legal expenses.

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

Recent rate requests

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs (e.g., the cost of purchased power) and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of August 3, 2001, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001 and based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaii Electric Light Company, Inc.
----------------------------------

In October 1999, HELCO filed a request to increase rates by 9.6%, or $15.5 million in annual revenues, based on a 2000 test year.

In early 2001, HELCO received a final D&O from the PUC authorizing an $8.4 million, or 4.9% increase in annual revenues, effective February 15, 2001 and based on an 11.50% ROACE. The order granted HELCO an increase of approximately $2.3 million in annual revenues, in addition to affirming interim increases that took effect in September 2000 ($3.5 million) and January 2001 ($2.6 million). The D&O included in rate base $7.6 million for pre-air permit facilities that the PUC had found to be used or useful to support the existing generating units at Keahole. On June 1, 2001, the PUC issued an order approving a new standby service rate schedule rider for HELCO, adopting a stipulated agreement between HELCO and the Consumer Advocate. The standby service rider issue had been bifurcated from the rest of the rate case. The rider provides the rates, terms and conditions for obtaining backup and supplemental electric power from the utility when a customer obtains all or part of its electric power from sources other than HELCO.

The timing of a future HELCO rate increase request, if any, to recover costs relating to adding two combustion turbines at Keahole, including the remaining $14.8 million cost of pre-air permit facilities, will depend on future circumstances. See "HELCO power situation" in note (3) of HECO's "Notes to consolidated financial statements."

Accounting for the effects of certain types of regulation

In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs of HECO and its subsidiaries based on current cost-based rate-making regulations. Management believes HECO and its subsidiaries' operations currently satisfy the SFAS No. 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations, financial position or liquidity may result. As of June 30, 2001, HECO's consolidated regulatory assets amounted to $114 million.

Legislation

Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. For example, Congress is considering an energy plan designed to increase the supply of oil, as well as legislation that would promote renewable energy sources and conservation. The Hawaii legislature did not consider deregulation in its 2001 session, but passed a law that requires electric utilities to establish "renewables portfolio standard" goals of 7% by December 31, 2003, 8% by December 31, 2005 and 9% by December 31, 2010. Any electric utility whose percentage of electrical sales represented by renewable energy does not meet these goals will have to report to the PUC and provide an explanation for not meeting the renewables portfolio standard. The PUC could then grant a waiver from the standard or an extension for meeting the standard. The PUC may also provide incentives to encourage electric utilities to exceed the standards or meet the standards earlier, or both. HECO, MECO and HELCO may aggregate their renewable portfolios in order to achieve these goals. The new law also requires net energy metering of solar, wind turbine, biomass or hydroelectric energy generating systems (or hybrid systems) with a capacity up to 10 kilowatts (i.e., a customer-generator may be a net user or supplier of energy and will pay to or receive credit from the electric utility accordingly). Every electric utility must develop a standard contract or tariff providing for net energy metering (which will be available on a first-come-first-served basis) until the time that the total rated generating capacity produced by the eligible customer-generators equals 0.5% of the electric utility's system peak demand. HECO and its subsidiaries filed tariffs implementing the net energy metering requirement, effective July 26, 2001. Management cannot at this time predict the impact of this law or other proposed legislation on the utilities or their customers.

Savings bank
------------

                              Three months ended June 30,          %
                           ----------------------------------
(in thousands)                   2001              2000          change        Primary reason(s) for significant change
----------------------------------------------------------------------------------------------------------------------------
Revenues................         $112,250        $108,699           3        Higher other income primarily due to  net
                                                                             gains on sales of mortgage/asset-backed
                                                                             securities and loans and the revenues from
                                                                             Bishop Insurance Agency of Hawaii, Inc.
                                                                             (BIA) acquired in March 2001, partly offset
                                                                             by higher writedowns of investments and lower
                                                                             interest income as a result of lower
                                                                             weighted-average yields on mortgage/asset-
                                                                             backed securities and investments

Operating income........           17,572          16,315           8        Higher net interest income due to a higher
                                                                             average balance of interest-earning assets
                                                                             and higher other income, partly offset by
                                                                             higher expenses, including higher service
                                                                             bureau expense and compensation expense
                                                                             from BIA

Net income..............           10,207           9,396           9        Higher operating income

Interest rate spread....             3.07%           3.18%         (3)       23 basis points decrease in the weighted-
                                                                             average yield on interest-earning assets,
                                                                             partly offset by a 12 basis points decrease in
                                                                             the weighted-average rate on interest-
                                                                             bearing liabilities

                               Six months ended June 30,           %
                           ----------------------------------
(in thousands)                   2001              2000          change         Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------------
Revenues................         $228,004        $218,966           4        Higher interest income as a result of higher
                                                                             average balances of mortgage/asset-backed
                                                                             securities and investments and higher other
                                                                             income primarily due to net gains on sales of
                                                                             mortgage/asset-backed securities and loans
                                                                             and revenues from BIA acquired in March
                                                                             2001, partly offset by higher writedowns of
                                                                             investments

Operating income........           37,721          35,505           6        Higher net interest and other income, partly
                                                                             offset by higher expenses, including higher
                                                                             service bureau expense and compensation expense
                                                                             from BIA

Net income..............           22,082          20,617           7        Higher operating income

Interest rate spread....            3.08%            3.19%         (3)       11 basis points increase in the weighted-average
                                                                             rate on interest-bearing liabilities

ASB's interest rate spread--the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities--decreased 3% for the second quarter and first six months of 2001 compared to the same periods in 2000. Comparing the first six months of 2001 to the same period in 2000, the weighted-average rate on interest-bearing liabilities increased when the weighted-average yield on interest-earning assets remained stable.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. Deposits increased by $75 million in the first six months of 2001, including $61 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and investment and mortgage/asset-backed securities and other sources. Advances from the Federal Home Loan Bank (FHLB) of Seattle continue to be a significant source of funds as the demand for deposits decreases due in part to increased competition from money market and mutual funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB, puts downward pressure on ASB's net interest income.

As of June 30, 2001, ASB's allowance for loan losses was 1.25% of average loans outstanding. Changes in the allowance for loan losses for the periods indicated are as follows:

Six months ended June 30,                               2001          2000
--------------------------------------------------------------------------------
(in thousands)
Allowance for loan losses, January 1.................    $37,449       $35,348
Provision for loan losses............................      6,000         6,400
Net charge-offs......................................     (4,085)       (4,695)
                                                       -----------   -----------
Allowance for loan losses, June 30...................    $39,364       $37,053
                                                       ===========   ===========

In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB's income taxes. For the first half of 2001, ASB and subsidiaries' effective income tax rate was 34%. Although the State of Hawaii has challenged the tax treatment of this reorganization, ASB believes that its tax position is proper.

Regulation

Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2001, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 6.2% (5.0%), a Tier-1 risk-based ratio of 11.4% (6.0%) and a total risk-based ratio of 12.5% (10.0%).

For a discussion of securities deemed impermissible investments by the OTS, see "Disposition of certain debt securities" in note (4) of HEI's "Notes to consolidated financial statements."

Examination of ASB by the OTS ASB is subject to examination by the OTS. In
-----------------------------
conducting its examinations, the OTS utilizes the Uniform Financial Institutions Rating System adopted by the Federal Financial Institutions Examination Council, which system utilizes the "CAMELS" criteria for rating financial institutions. The six components in the rating system are: Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk.

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

The OTS conducts Community Reinvestment Act, compliance, systems, holding company and safety and soundness examinations of ASB. The most recent OTS safety and soundness examination, covering the period from May 15, 2000 to March 31, 2001, was completed on August 2, 2001.

International power
-------------------

                                  Three months ended
                                        June 30,                 %
                             -----------------------------
(in thousands)                    2001           2000          change      Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------
Revenues.....................   $  1,455      $  (4,163)         NM       Prior years losses from HEIPC's indirect
                                                                          investment in EAPRC which was written off in
                                                                          December 2000

Operating loss...............       (377)        (8,586)         96       Prior years losses from EARPC investment and
                                                                          additional expenses related to the investment
                                                                          which was written off in December 2000

                                    Six months ended
                                        June 30,                 %
                              -----------------------------
(in thousands)                    2001           2000          change        Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------
Revenues.....................   $  2,985      $  (2,700)         NM        Prior years losses from HEIPC's indirect
                                                                           investment in EARPC which was written off in
                                                                           December 2000

Operating income (loss)......        406         (9,218)         NM        Prior years losses from EARPC investment and
                                                                           additional expenses related to the investment
                                                                           which was written off in December 2000 and
                                                                           $1.5 million partial release of a
                                                                           $10.0 million loan guaranty which was accrued
                                                                           in December 2000

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

In December 1998, the HEIPC Group invested $7.6 million to acquire convertible cumulative nonparticipating 8% preferred shares in Cagayan Electric Power & Light Co., Inc. (CEPALCO), an electric distribution company in the Philippines. In September 1999, the HEIPC Group also acquired 5% of the outstanding CEPALCO common stock for $2.1 million. The acquisitions were strategic moves which put the HEIPC Group in a position to participate in the anticipated privatization of the National Power Corporation and growth in the electric distribution business in the Philippines. In July 2001, the preferred shares were converted to common stock. The HEIPC Group currently owns approximately 20% of the outstanding common stock of CEPALCO.

On March 7, 2000, an indirect subsidiary of HEIPC acquired a 50% interest in EPHE, an indirect subsidiary of El Paso Energy Corporation, for $87.5 million plus up to an additional $6 million of payments contingent upon future earnings of EAPRC. EPHE owns approximately 91.7% of the common shares of EAPRC, a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its direct and indirect subsidiaries, using land and barge-based generating facilities fired by bunker fuel oil, with total installed capacity of approximately 390 MW. See "Philippines investment" in note
(5) of HEI's "Notes to Consolidated Financial Statements." Net income for the first quarter of 2000 does not include equity in net losses of EPHE. The accounts of HEIPC and subsidiaries are consolidated on a one-month lag.

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

As of June 30, 2001, the HEIPC Group's remaining investments in and advances to overseas power projects amounted to approximately $45 million. The success of any project undertaken by the HEIPC Group is dependent on many factors, including the economic, political, monetary, technological, regulatory and logistical circumstances surrounding each project and the location of the project. Due to political or regulatory actions or other circumstances, projects may be delayed or even prohibited. There is no assurance that any project undertaken by the HEIPC Group will be successfully completed or that the HEIPC Group's investment in any such project will not be lost, in whole or in part.

Other
-----

                            Three months ended
                                 June 30,                %
                      ------------------------------
(in thousands)            2001            2000         change          Primary reason(s) for significant change
---------------------------------------------------------------------------------------------------------------------
Revenues.............    $ 1,438        $   755          90          Interest income on income notes purchased in
                                                                     connection with the termination of ASB's
                                                                     investments in trust certificates in the second
                                                                     quarter of 2001

Operating loss.......     (2,900)        (2,218)        (31)         Higher general and administrative expenses at
                                                                     corporate primarily due to higher stock option
                                                                     expense

                             Six months ended
                                 June 30,                %
                      ------------------------------
(in thousands)            2001            2000         change          Primary reason(s) for significant change
---------------------------------------------------------------------------------------------------------------------
Revenues.............    $   598        $ 1,495         (60)         Equity in net loss of Utech Venture Capital
                                                                     Corporation, partly offset by interest income on
                                                                     income notes purchased in connection with the
                                                                     termination of ASB's investments in trust
                                                                     certificates in the second quarter of 2001

Operating loss.......     (6,125)        (4,204)         (46)        See explanation for revenues and higher general
                                                                     and administrative expenses at corporate
                                                                     primarily due to higher stock option expense

The "other" business segment includes results of operations of TOOTS, formerly named HTB, a maritime freight transportation company which ceased operations in the fourth quarter of 1999; HEI Investments, Inc., a company primarily holding investments in leveraged leases (excludes foreign investment); Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; HEI District Cooling, Inc., a company formed to develop, build, own, lease, operate and/or maintain central chilled water, cooling system facilities, and other energy related products and services; ProVision Technologies, Inc., a company formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim; HEI Properties, Inc., a company currently holding passive investments and expected to hold real estate and related assets; HEI Leasing, Inc., a company formed to own real estate subject to leases; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., companies formed primarily for the purpose of effecting the issuance of 8.36% Trust Originated Preferred Securities; HEI and HEIDI, holding companies; and eliminations of intercompany transactions.

Contingencies
-------------

See note (8) and note (3) in HEI's and HECO's respective "Notes to consolidated financial statements" for discussions of contingencies.

Recent accounting pronouncements
--------------------------------

See note (7) and note (5) in HEI's and HECO's respective "Notes to consolidated financial statements."

                              FINANCIAL CONDITION

Liquidity and capital resources
-------------------------------

The Company and consolidated HECO each believes that its ability to generate cash, both internally from operations and externally from debt and equity issues, is adequate to maintain sufficient liquidity to fund its respective construction programs and investments and to cover debt and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI was as follows:

(in millions)                                                 June 30, 2001           December 31, 2000
---------------------------------------------------------------------------------------------------------
Short-term borrowings..................................    $    63         3%         $  104         5%
Long-term debt.........................................      1,164        50           1,089        48
HEI- and HECO-obligated preferred securities of trust
 subsidiaries..........................................        200         9             200         9
Preferred stock of subsidiaries........................         34         1              34         1
Minority interests.....................................          1         -               1         -
Common stock equity....................................        869        37             839        37
---------------------------------------------------------------------------------------------------------
                                                           $ 2,331       100%         $2,267       100%
=========================================================================================================

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB of Seattle are not included in the table above.

As of August 3, 2001, the Standard & Poor's (S&P) and Moody's Investors Service's (Moody's) ratings of HEI's and HECO's securities were as follows:

                                                                       S&P           Moody's
------------------------------------------------------------------------------------------------
HEI
---
Commercial paper....................................................   A-2           P-2
Medium-term notes...................................................   BBB           Baa2
HEI-obligated preferred securities of trust subsidiary..............   BB+           Ba1

HECO
----
Commercial paper....................................................   A-2           P-2
Revenue bonds (insured).............................................   AAA           Aaa
Revenue bonds (noninsured)..........................................   BBB+          Baa1
HECO-obligated preferred securities of trust subsidiaries...........   BBB-          Baa2
Cumulative preferred stock (selected series)........................   nr            Baa3

nr  Not rated.

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

In June 2001, Moody's revised its credit outlook on HEI and HECO securities to stable from negative, citing "significant improvements in the Hawaiian economy, the resulting strong financial performance of the company's main operating subsidiaries, and a reduced emphasis on overseas investments." There was no change to S&P's negative outlook on HEI and HECO securities.

In July 2001, Moody's announced changes to all issuers' preferred stock and trust preferred stock ratings. These issues are now rated on the debt scale of Aaa to C. According to Moody's, the change was of a technical nature and not indicative of changes in fundamental credit quality.

For the first six months of 2001, net cash provided by operating activities of consolidated HEI was $120 million. Net cash provided by investing activities was $177 million, largely due to repayments and sales of mortgage/asset-backed and investment securities, net of purchases, partly offset by HECO's consolidated capital expenditures. Net cash used in financing activities was $17 million as a result of several factors, including the payment of common stock dividends and trust preferred securities distributions and net decreases in advances from the FHLB, securities sold under agreements to repurchase and short-term borrowings, partly offset by net increases in deposit liabilities and long-term debt and the issuance of common stock.

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

Electric utility

HECO's consolidated capital structure was as follows:

(in millions)                                             June 30, 2001            December 31, 2000
--------------------------------------------------------------------------------------------------------
Short-term borrowings.............................       $   79          4%         $  113            7%
Long-term debt....................................          679         39             668           38
HECO-obligated preferred securities of trust
 subsidiaries.....................................          100          6             100            6
Preferred stock...................................           34          2              34            2
Common stock equity...............................          869         49             825           47
--------------------------------------------------------------------------------------------------------
                                                         $1,761        100%         $1,740          100%
========================================================================================================

Operating activities provided $82 million in net cash during the first six months of 2001. Investing activities used net cash of $47 million, primarily for capital expenditures. Financing activities used net cash of $35 million, including $4 million for the payment of preferred dividends and preferred securities distributions and $34 million for the net repayment of short-term borrowings, partially offset by a $12 million net increase in long-term debt.

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

As of June 30, 2001, $17 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds issued for the benefit of HECO remain undrawn. Also as of June 30, 2001, an additional $65 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance for the benefit of HECO and HELCO prior to the end of 2003. HECO estimates that it will require approximately $5 million in new common equity, in addition to retained earnings, over the five-year period 2001 through 2005. The PUC must approve issuances, if any, of long-term debt securities by HECO, HELCO and MECO.

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

Management periodically reviews capital expenditure estimates and the timing of construction projects. These estimates may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of KWH sales and peak load, the availability of purchased power and changes in expectations concerning the construction and ownership of future generating units, the availability of generating sites and transmission and distribution corridors, the ability to obtain adequate and timely rate increases, escalation in construction costs, demand-side management programs, the effects of opposition to proposed construction projects and requirements of environmental and other regulatory and permitting authorities.

Savings bank

                                                                    June 30, December 31,        %
(in millions)                                                          2001         2000    change
--------------------------------------------------------------------------------------------------
Total assets....................................................     $5,994       $5,969      -
Investment and mortgage/asset-backed securities.................      2,432        2,271      7
Loans receivable, net...........................................      2,783        3,211    (13)
Deposit liabilities.............................................      3,660        3,585      2
Securities sold under agreements to repurchase..................        562          597     (6)
Advances from Federal Home Loan Bank............................      1,194        1,249     (4)

As of June 30, 2001, ASB was the third largest financial institution in Hawaii based on total assets of $6 billion and deposits of $3.7 billion.

In June 2001, ASB converted $397 million in residential mortgage loans into Federal National Mortgage Association (FNMA) pass-through securities. These securities were transferred into the investment securities portfolio where ASB can use them as collateral for FHLB advances and other borrowings. The conversion of the loans also improves ASB's risk-based capital ratio since less capital is needed to support federal agency securities than whole loans. In late June 2001, ASB sold $208 million of the FNMA securities to improve ASB's interest rate risk profile. The securities sold were lower yielding 30-year fixed-rate securities with long durations. ASB will reinvest the proceeds into shorter duration fixed-rate and adjustable-rate securities.

For the first six months of 2001, net cash provided by ASB's operating activities was $60 million. Net cash provided by ASB's investing activities was $247 million, due largely to the repayments and sales of mortgage/asset-backed and investment securities, net of purchases. Net cash used in financing activities was $25 million largely due to net decreases of $55 million in advances from FHLB and $32 million in securities sold under agreements to repurchase and $14 million in common and preferred stock dividends, partly offset by a net increase of $75 million in deposit liabilities.

Effective July 18, 2001, the OTS removed the regulation that required a savings association to maintain an average daily balance of liquid assets of at least 4% of its liquidity base, and retained a provision requiring a savings association to maintain sufficient liquidity to ensure its safe and sound operation. As of June 30, 2001, ASB had maintained liquid assets at a level which in the opinion of management is sufficient to ensure its safe and sound operation.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of June 30, 2001, ASB was in compliance with the OTS minimum capital requirements (ratio requirements noted in parentheses) with a tangible capital ratio of 6.2% (1.5%), a core capital ratio of 6.2% (4.0%) and a risk-based capital ratio of 12.5% (8.0%).

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

U.S. Treasury yields at June 30, 2001 and December 31, 2000 were as follows:

        (%)              June 30, 2001         December 31, 2000
        ---              -------------         -----------------
      3 month                3.64                    5.88
      1 year                 3.62                    5.36
      5 year                 4.94                    4.98
     10 year                 5.40                    5.11
     30 year                 5.74                    5.45

Interest rates (as measured by U.S. Treasury yields for various maturities) have decreased as much as 224 basis points and increased as much as 29 basis points between December 31, 2000 and June 30, 2001. Management believes that the shift from an inverted yield curve to a more normal yield curve resulted in a favorable, but immaterial, change in the Company's estimated fair values of its interest-sensitive assets, liabilities and off-balance sheet items.


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

Item 5. Other information
--------------------------

A.      Ratio of earnings to fixed charges

HEI and subsidiaries

     Ratio of earnings to fixed charges excluding interest on ASB deposits

          Six months ended                                  Years ended December 31,
                                  ---------------------------------------------------------------------------
           June 30, 2001                  2000          1999          1998         1997           1996
   ----------------------------------------------------------------------------------------------------------
                1.78                      1.29          1.80          1.85         1.89           1.93
   ==========================================================================================================

     Ratio of earnings to fixed charges including interest on ASB deposits

          Six months ended                                  Years ended December 31,
                                  ---------------------------------------------------------------------------
           June 30, 2001                  2000          1999          1998         1997           1996
   ----------------------------------------------------------------------------------------------------------
                1.49                      1.19          1.48          1.47         1.58           1.56
   ==========================================================================================================

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

HECO and subsidiaries

     Ratio of earnings to fixed charges

          Six months ended                                  Years ended December 31,
                                  ---------------------------------------------------------------------------
           June 30, 2001                  2000          1999          1998         1997           1996
   ----------------------------------------------------------------------------------------------------------
                3.44                      3.39          3.09          3.33         3.26           3.58
   ==========================================================================================================

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

B.      HECO transmission systems

HECO serves Oahu's electricity requirements with power sources located primarily in West Oahu. The bulk of HECO's system load is in the Honolulu/East Oahu area. HECO transmits bulk power to the Honolulu/East Oahu service area over two major transmission corridors (Northern and Southern). Over the years, a series of studies addressing the reliability of the transmission system has recommended construction of the Southern corridor. The Southern corridor now extends from West Oahu through the Kewalo Substation in Honolulu. By late 2002, HECO plans to complete a Kewalo-Kamoku line, which will extend the Southern corridor to the Kamoku Substation.

The Northern corridor traverses mountainous terrain and ends at the Pukele Substation, which services 18% of Oahu's electrical load, including one of the most important economic areas in the state (Waikiki). A failure of a 138 kv transmission line to the Pukele Substation, while the other line is out for maintenance, would result in a major system outage. HECO plans to construct a part underground/part overhead 138 kv transmission line from the Kamoku Substation to the Pukele Substation. This line would link the Southern and Northern corridors, and provide a third 138 kv transmission line to the Pukele substation.

The Kamoku to Pukele transmission line project requires approval from the BLNR of a Conservation District Use Permit (CDUP). Several community and environmental groups have opposed the project, particularly the overhead portion of it. The BLNR held a public hearing on the CDUP in March 2001, at which several groups requested a contested case hearing. The BLNR appointed a hearings officer and it is anticipated that he will set the schedule for the contested case proceedings soon.

In late 2000, the DLNR accepted a Revised Final Environmental Impact Statement (RFEIS) prepared in support of HECO's application for a CDUP. In early 2001, three organizations and an individual filed a complaint challenging the DLNR's acceptance of the RFEIS, seeking among other things, a court declaration that the RFEIS is inadequate and null and void. The BLNR has not halted administrative proceedings on the CDUP process (while the lawsuit is pending). HECO is vigorously contesting the lawsuit.

The Kamoku to Pukele transmission line is scheduled to be in service by the first half of 2005 if construction is started by the first quarter of 2004. The actual start date of construction will depend on permitting and approval processes. PUC approval will be requested, as is the normal procedure for large transmission projects, when the project scope and projected costs are clearly defined. Management believes that the CDUP and other required permits and approvals will be obtained.

Item 6. Exhibits and reports on Form 8-K
-----------------------------------------
(a)     Exhibits

HEI                Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1       Computation of ratio of earnings to fixed charges, six months ended June 30, 2001 and 2000

HECO               Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2       Computation of ratio of earnings to fixed charges, six months ended June 30, 2001 and 2000

(b)   Reports on Form 8-K

Subsequent to March 31, 2001, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated              Registrant/s    Items reported
---------------------------------------------------------------------------------------------------------
April 23, 2001     HEI/HECO        Item 5. HEI's April 23, 2001 news release reporting first quarter 2001 earnings

April 24, 2001     HEI             Item 5. HEI's April 24, 2001 news releases reporting HEI's quarterly dividend and the retirement of ASB's president

May 23, 2001       HEI/HECO        Item 5. Announcement of HEI's webcast and teleconference of the financial analyst presentation on Wednesday, May 30, 2001

June 1, 2001       HEI             Item 5. Announcement of Constance H. Lau to the HEI Board of
                                   Directors

June 19, 2001      HEI             Items 5 and 7. HEI's Amended and Restated By-Laws, 1987 Stock
                                   Option and Incentive Plan of HEI as amended and restated effective
                                   June 19, 2001 and the Third Amendment to Trust Agreement, made and entered into April 1, 2001, between HEI and Fidelity Management
                                   Trust Company for the Hawaiian Electric Industries Retirement
                                   Savings Plan

July 23, 2001      HEI/HECO        Item 5. HEI's July 23, 2001 news release reporting second quarter
                                   2001 earnings


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.          HAWAIIAN ELECTRIC COMPANY, INC.
                          (Registrant)                             (Registrant)


By /s/ Curtis Y. Harada                     By /s/ Richard A. von Gnechten
   ----------------------------------       -----------------------------------
   Curtis Y. Harada                            Richard A. von Gnechten
   Controller                                  Financial Vice President
   (Principal Accounting                       (Principal Financial
     Officer of HEI)                             Officer of HECO)

Date:  August 8, 2001                       Date: August 8, 2001