Form 10-Q
period 2001-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2001-11-01
CIK 354707, 46207

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001
                                      OR
           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   x   No _____
                                         ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                                                 Outstanding October 30, 2001
---------------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value).........          33,895,193 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).............  12,805,843 Shares (not publicly traded)

================================================================================

              Hawaiian Electric Industries, Inc. and subsidiaries
              Hawaiian Electric Company, Inc. and subsidiaries
              Form 10-Q--Quarter ended September 30, 2001

                                     INDEX

                                                                                     Page No.
Glossary of terms...................................................................      ii
Forward-looking Statements                                                                 v

                        PART I.  FINANCIAL INFORMATION

Item  1.    Financial statements
            Hawaiian Electric Industries, Inc. and subsidiaries
            ---------------------------------------------------
            Consolidated balance sheets (unaudited) -
              September 30, 2001 and December 31, 2000..............................       1
            Consolidated statements of income (unaudited) -
              three and nine months ended September 30, 2001 and 2000...............       2
            Consolidated statements of changes in stockholders' equity (unaudited) -
              nine months ended September 30, 2001 and 2000.........................       3
            Consolidated statements of cash flows (unaudited) -
              nine months ended September 30, 2001 and 2000.........................       4
            Notes to consolidated financial statements (unaudited)..................       5

            Hawaiian Electric Company, Inc. and subsidiaries
            ------------------------------------------------
            Consolidated balance sheets (unaudited) -
              September 30, 2001 and December 31, 2000..............................      14
            Consolidated statements of income (unaudited) -
              three and nine months ended September 30, 2001 and 2000...............      15
            Consolidated statements of retained earnings (unaudited) -
              three and nine months ended September 30, 2001 and 2000...............      15
            Consolidated statements of cash flows (unaudited) -
              nine months ended September 30, 2001 and 2000.........................      16
            Notes to consolidated financial statements (unaudited)..................      17

Item 2.     Management's discussion and analysis of financial condition
              and results of operations.............................................      33

Item 3.     Quantitative and qualitative disclosures about market risk..............      47

                          PART II.  OTHER INFORMATION

Item 1.     Legal proceedings.......................................................      48
Item 5.     Other information.......................................................      48
Item 6.     Exhibits and reports on Form 8-K........................................      57
Signatures..........................................................................      57

              Hawaiian Electric Industries, Inc. and subsidiaries
              Hawaiian Electric Company, Inc. and subsidiaries
              Form 10-Q--Quarter ended September 30, 2001

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

CDUP         Conservation District Use Permit

CEPALCO      Cagayan Electric Power & Light Co., Inc.

Company      Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II, HEI Diversified, Inc., American Savings Bank, F.S.B. and its subsidiaries, Pacific Energy Conservation Services, Inc., HEI District Cooling, Inc., ProVision Technologies, Inc., HEI Properties, Inc., HEI Leasing, Inc., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, HEI Preferred Funding, LP, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), HEI Power Corp. and its subsidiaries and Malama Pacific Corp. and its subsidiaries

Consumer     Division of Consumer Advocacy, Department of Commerce and Consumer
 Advocate     Affairs of the State of Hawaii

DLNR         Department of Land and Natural Resources of the State of Hawaii

D&O          Decision and order

DOH          Department of Health of the State of Hawaii

DRIP         HEI Dividend Reinvestment and Stock Purchase Plan

EAB          Environmental Appeals Board

EAPRC        East Asia Power Resources Corporation

Enserch      Enserch Development Corporation

L.P.

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

HEI             Hawaiian Electric Industries, Inc., direct parent company of
                 Hawaiian Electric Company, Inc., HEI Diversified, Inc., Pacific
                 Energy Conservation Services, Inc., HEI District Cooling, Inc.,
                 ProVision Technologies, Inc., HEI Properties, Inc., HEI
                 Leasing, Inc., Hycap Management, Inc., Hawaiian Electric
                 Industries Capital Trust I, Hawaiian Electric Industries
                 Capital Trust II, Hawaiian Electric Industries Capital Trust
                 III, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug &
                 Barge Corp.), HEI Power Corp. and Malama Pacific Corp.

HEIDI           HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian
                 Electric Industries, Inc. and the parent company of American
                 Savings Bank, F.S.B.

HEIII           HEI Investments, Inc. (formerly HEI Investment Corp.), a
                 subsidiary of HEI Power Corp.

HEIPC           HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric
                 Industries, Inc., and the parent company of several
                 subsidiaries. On October 23, 2001, the HEI Board of Directors
                 adopted a formal plan to exit the international power business
                 (engaged in by HEIPC and its subsidiaries) over the next year.

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

Forward-looking statements

This report and other presentations made by Hawaiian Electric Industries, Inc.
(HEI) and its subsidiaries contain "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as "expects", "anticipates", "intends", "plans", "believes", "predicts", "estimates" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, earnings or losses or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries, the performance of the industries in which they do business and economic and market factors, among other things. These statements are not guarantees of future performance. Such risks, uncertainties and other important factors could cause actual results to differ materially from those in the forward-looking statements and include, but are not limited to, the following: the effect of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market; the effects of weather and natural disasters; the effects of acts of terrorists and the war on terrorism; product demand and market acceptance risks; increasing competition in the electric utility, banking and international power industries; capacity and supply constraints or difficulties; fuel oil price changes and the continued availability of the electric utilities' energy cost adjustment clauses; new technological developments; federal, state and international governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI and its subsidiaries, decisions in rate cases and other Public Utilities Commission of the State of Hawaii (PUC) proceedings and on land use, environmental and other permitting issues, required corrective actions (such as with respect to environmental conditions, capital adequacy and business practices) and changes in taxation; the results of financing efforts; the timing and extent of changes in interest rates; the risks inherent in changes in the value of and market for securities available for sale; the timing and extent of changes in foreign currency exchange rates, and the convertibility and availability of foreign currency, particularly in the Philippines and China; the risks inherent in implementing hedging strategies, including the availability and pricing of forward contracts; political and business risks inherent in doing business in developing countries; the ultimate outcome of tax positions taken; the risk that ASB Realty Corporation fails to qualify as a real estate investment trust for federal and state income tax purposes, in which case it would be subject to regular corporate income taxation; the risks inherent in holding for sale financial instruments whose market values may change; and other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or Hawaiian Electric Company, Inc. (HECO) with the Securities and Exchange Commission (SEC). Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
-----------------------------
Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets (unaudited)

                                                                                        September 30,           December 31,
(in thousands)                                                                               2001                   2000
----------------------------------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents........................................................             $  437,633             $  212,783
Accounts receivable and unbilled revenues, net..............................                181,771                188,056
Available-for-sale investment and mortgage/asset-backed securities..........              2,504,840                164,668
Held-to-maturity investment and mortgage/asset-backed securities............                 82,751              2,105,837
Loans receivable, net.......................................................              2,778,122              3,211,325
Property, plant and equipment, net of accumulated
    depreciation of $1,305,153 and $1,227,147...............................              2,050,432              2,054,474
Regulatory assets...........................................................                112,293                116,623
Other.......................................................................                366,906                339,111
Goodwill and other intangibles..............................................                103,401                101,481
--------------------------------------------------------------------------------------------------------------------------
                                                                                         $8,618,149             $8,494,358
==========================================================================================================================

Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable............................................................             $  145,413             $  125,719
Deposit liabilities.........................................................              3,664,273              3,584,646
Short-term borrowings.......................................................                 38,684                104,398
Securities sold under agreements to repurchase..............................                722,427                596,504
Advances from Federal Home Loan Bank........................................              1,050,252              1,249,252
Long-term debt..............................................................              1,166,704              1,088,731
Deferred income taxes.......................................................                194,314                187,420
Contributions in aid of construction........................................                210,202                211,518
Other.......................................................................                309,389                272,705
--------------------------------------------------------------------------------------------------------------------------
                                                                                          7,501,658              7,420,893
--------------------------------------------------------------------------------------------------------------------------
HEI- and HECO-obligated preferred securities of trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed
    and HECO and HECO-guaranteed subordinated debentures....................                200,000                200,000
Preferred stock of subsidiaries - not subject to mandatory redemption.......                 34,406                 34,406
--------------------------------------------------------------------------------------------------------------------------
                                                                                            234,406                234,406
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares; issued:  none......                      -                      -
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 33,850 shares and 32,991 shares........................                723,636                691,925
Retained earnings...........................................................                145,620                147,324
Accumulated other comprehensive income (loss)...............................                 12,829                   (190)
--------------------------------------------------------------------------------------------------------------------------
                                                                                            882,085                839,059
--------------------------------------------------------------------------------------------------------------------------
                                                                                         $8,618,149             $8,494,358
==========================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income (unaudited)

                                                                  Three months ended                      Nine months ended
(in thousands, except per share amounts and                          September 30,                          September 30,
                                                         ----------------------------------    ------------------------------------
  ratio of earnings to fixed charges)                               2001               2000                2001                2000
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
Electric utility.........................................       $341,386           $337,324          $  973,460          $  934,574
Bank.....................................................        108,034            114,300             336,038             333,266
Other....................................................         (2,128)               383              (1,530)              1,878
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 447,292            452,007           1,307,968           1,269,718
-----------------------------------------------------------------------------------------------------------------------------------
Expenses
Electric utility.........................................        287,064            284,031             821,100             778,036
Bank.....................................................         88,546             97,321             278,829             280,782
Other....................................................          2,631              1,011               9,354               6,710
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 378,241            382,363           1,109,283           1,065,528
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)
Electric utility.........................................         54,322             53,293             152,360             156,538
Bank.....................................................         19,488             16,979              57,209              52,484
Other....................................................         (4,759)              (628)            (10,884)             (4,832)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                  69,051             69,644             198,685             204,190
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense--other than bank........................        (19,937)           (18,842)            (59,461)            (57,587)
Allowance for borrowed funds used during construction....            524                807               1,711               2,220
Preferred stock dividends of subsidiaries................           (501)              (501)             (1,504)             (1,505)
Preferred securities distributions of trust subsidiaries.         (4,008)            (4,008)            (12,026)            (12,026)
Allowance for equity funds used during construction......            998              1,505               3,218               4,102
-----------------------------------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes....         46,127             48,605             130,623             139,394
Income taxes.............................................         17,461             17,404              48,081              51,472
-----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations........................         28,666             31,201              82,542              87,922
Discontinued operations, net of income taxes
     Loss from operations................................           (711)            (9,152)             (1,254)            (17,801)
     Net loss on disposals...............................        (20,821)                 -             (20,821)                  -
-----------------------------------------------------------------------------------------------------------------------------------
Loss from discontinued operations........................        (21,532)            (9,152)            (22,075)            (17,801)
-----------------------------------------------------------------------------------------------------------------------------------
Net income...............................................       $  7,134           $ 22,049          $   60,467          $   70,121
===================================================================================================================================
Basic earnings (loss) per common share
     Continuing operations...............................       $   0.85           $   0.96          $     2.47          $     2.71
     Discontinued operations.............................          (0.64)             (0.28)              (0.66)              (0.55)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                $   0.21           $   0.68          $     1.81          $     2.16
===================================================================================================================================
Diluted earnings (loss) per common share
     Continuing operations...............................       $   0.84           $   0.95          $     2.46          $     2.70
     Discontinued operations.............................          (0.63)             (0.28)              (0.66)              (0.55)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                $   0.21           $   0.67          $     1.80          $     2.15
===================================================================================================================================
Dividends per common share...............................       $   0.62           $   0.62          $     1.86          $     1.86
===================================================================================================================================
Weighted-average number of
   common shares outstanding.............................         33,716             32,642              33,454              32,438
     Dilutive effect of stock options and
        dividend equivalents.............................            209                135                 180                 132
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted weighted-average shares.........................         33,925             32,777              33,634              32,570
===================================================================================================================================

Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits..................                                                  1.84                1.84
===================================================================================================================================
     Including interest on ASB deposits..................                                                  1.52                1.55
===================================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of changes in stockholders' equity (unaudited)

                                                                                                       Accumulated
                                                                                                          other
                                                         Common stock                Retained         comprehensive
                                               -------------------------------
(in thousands)                                      Shares          Amount           earnings         income (loss)         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000.....................     32,991         $691,925         $147,324               $  (190)        $839,059
Comprehensive income:
   Net income..................................          -                -           60,467                     -           60,467
   Cash flow hedge:
      Cumulative effect of the adoption of
         SFAS No. 133, net of tax benefits
         of $1,031.............................          -                -                -                (1,619)          (1,619)
      Derivative losses, net of tax benefits
         of $2,152.............................          -                -                -                (3,379)          (3,379)
      Add: reclassification adjustments, net
         of tax benefits of $600...............          -                -                -                   943              943
   Unrealized gains on securities:
      Cumulative effect of the adoption of
         SFAS No. 133, net of tax benefits
         of $263...............................          -                -                -                 1,060            1,060
      Unrealized gains arising during
         the period, net of taxes of $12,165...          -                -                -                17,438           17,438
      Add: reclassification adjustment for
         gains included in net income, net of
         taxes of $1,344.......................          -                -                -                (1,378)          (1,378)
   Minimum pension liability adjustment,
      net of tax benefits of $29...............          -                -                -                   (46)             (46)
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income...........................          -                -           60,467                13,019           73,486
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock.......................        859           31,711                -                     -           31,711
Common stock dividends ($1.86 per share).......          -                -          (62,171)                    -          (62,171)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001....................     33,850         $723,636         $145,620               $12,829         $882,085
===================================================================================================================================

Balance, December 31, 1999.....................     32,213         $665,614         $182,251               $  (279)        $847,586
Net income.....................................          -                -           70,121                     -           70,121
Issuance of common stock.......................        579           15,479                -                     -           15,479
Common stock dividends ($1.86 per share).......          -                -          (60,315)                    -          (60,315)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000....................     32,792         $681,093         $192,057               $  (279)        $872,871
===================================================================================================================================

Net income approximates comprehensive income for the nine months ended September 30, 2000.

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

Nine months ended September 30                                                              2001             2000
--------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
Income from continuing operations....................................................     $  82,542        $  87,922
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
      Depreciation of property, plant and equipment..................................        82,576           80,840
      Other amortization.............................................................        13,430            6,827
      Provision for loan losses......................................................         9,000            9,400
      Deferred income taxes..........................................................           455            4,834
      Allowance for equity funds used during construction............................        (3,218)          (4,102)
      Changes in assets and liabilities
            Decrease (increase) in accounts receivable and unbilled revenues, net....         6,285          (19,514)
            Increase in accounts payable.............................................        19,694           12,279
            Changes in other assets and liabilities..................................       (28,104)          41,811
--------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operating activities.................................       182,660          220,297
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Principal repayments on available-for-sale investment securities.....................           890            1,455
Proceeds from sale of investment securities..........................................        87,398                -
Available-for-sale mortgage/asset-backed securities purchased........................      (825,069)               -
Principal repayments on available-for-sale mortgage/asset-backed securities..........       396,031                -
Proceeds from sale of mortgage/asset-backed securities...............................       440,925                -
Held-to-maturity investment securities purchased.....................................             -          (56,500)
Principal repayments on held-to-maturity investment securities.......................             -           43,000
Held-to-maturity mortgage/asset-backed securities purchased..........................             -         (320,102)
Principal repayments on held-to-maturity mortgage/asset-backed securities............             -          191,873
Loans receivable originated and purchased............................................      (686,391)        (417,302)
Principal repayments on loans receivable.............................................       533,554          352,050
Proceeds from sale of loans..........................................................       166,991           28,783
Capital expenditures.................................................................       (82,068)         (92,269)
Other................................................................................        13,389           18,157
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities..................................        45,650         (250,855)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net increase in deposit liabilities..................................................        79,627           66,630
Net decrease in short-term borrowings with original maturities of three months or           (62,718)        (116,915)
 less................................................................................
Proceeds from other short-term borrowings............................................             -           57,499
Repayment of other short-term borrowings.............................................        (3,000)               -
Net increase in retail repurchase agreements.........................................         3,310            8,560
Proceeds from securities sold under agreements to repurchase.........................       711,532          460,181
Repayments of securities sold under agreements to repurchase.........................      (587,427)        (550,710)
Proceeds from advances from Federal Home Loan Bank...................................       194,100          470,031
Principal payments on advances from Federal Home Loan Bank...........................      (393,100)        (350,500)
Proceeds from issuance of long-term debt.............................................       114,367          113,150
Repayment of long-term debt..........................................................       (38,500)         (10,500)
Preferred securities distributions of trust subsidiaries.............................       (12,026)         (12,026)
Net proceeds from issuance of common stock...........................................        19,298           10,841
Common stock dividends...............................................................       (50,060)         (52,278)
Other................................................................................       (13,668)          (5,373)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities..................................       (38,265)          88,590
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) discontinued operations...............................        34,805          (78,166)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and equivalents......................................       224,850          (20,134)
Cash and equivalents, beginning of period............................................       212,783          197,399
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period..................................................     $ 437,633        $ 177,265
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

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

(1) Basis of presentation
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 2000 and the consolidated financial statements and the notes thereto in HEI's Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to prior periods' consolidated financial statements to conform to the 2001 presentation. As a result of the discontinuance of the international power segment, as more fully described in note (5), the consolidated financial statements for the current and prior periods have been adjusted and restated to reflect the operations and assets of the international power segment as a discontinued operation in accordance with GAAP.

(2)  Segment financial information
----------------------------------
Segment financial information, which has been restated for the discontinuance of the international power segment as more fully described in note (5), was as follows:

                                                    Electric
(in thousands)                                       Utility             Bank              Other             Total
----------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2001
Revenues from external customers..............       $  341,383        $  108,034         $ (2,125)         $  447,292
Intersegment revenues.........................                3                 -               (3)                  -
----------------------------------------------------------------------------------------------------------------------
    Revenues..................................          341,386           108,034           (2,128)            447,292
======================================================================================================================
Income (loss) before income taxes.............           41,961            18,087          (13,921)             46,127
Income taxes (benefit)........................           16,266             7,015           (5,820)             17,461
----------------------------------------------------------------------------------------------------------------------
    Income (loss) from continuing operations..           25,695            11,072           (8,101)             28,666
======================================================================================================================
Nine months ended September 30, 2001
Revenues from external customers..............       $  973,454        $  336,038         $ (1,524)         $1,307,968
Intersegment revenues.........................                6                 -               (6)                  -
----------------------------------------------------------------------------------------------------------------------
    Revenues..................................          973,460           336,038           (1,530)          1,307,968
======================================================================================================================
Income (loss) before income taxes.............          114,119            52,989          (36,485)            130,623
Income taxes (benefit)........................           44,283            19,835          (16,037)             48,081
----------------------------------------------------------------------------------------------------------------------
    Income (loss) from continuing operations..           69,836            33,154          (20,448)             82,542
======================================================================================================================
Assets (September 30, 2001)...................        2,400,849         6,061,760          155,540           8,618,149
======================================================================================================================
Three months ended September 30, 2000
Revenues from external customers..............       $  337,312        $  114,300         $    395          $  452,007
Intersegment revenues.........................               12                 -              (12)                  -
----------------------------------------------------------------------------------------------------------------------
    Revenues..................................          337,324           114,300              383             452,007
======================================================================================================================
Income (loss) before income taxes.............           40,955            15,568           (7,918)             48,605
Income taxes (benefit)........................           15,935             5,753           (4,284)             17,404
----------------------------------------------------------------------------------------------------------------------
    Income (loss) from continuing operations..           25,020             9,815           (3,634)             31,201
======================================================================================================================
Nine months ended September 30, 2000
Revenues from external customers..............       $  934,545        $  333,262         $  1,911          $1,269,718
Intersegment revenues.........................               29                 4              (33)                  -
----------------------------------------------------------------------------------------------------------------------
    Revenues..................................          934,574           333,266            1,878           1,269,718
======================================================================================================================
Income (loss) before income taxes.............          119,023            48,257          (27,886)            139,394
Income taxes (benefit)........................           46,264            17,825          (12,617)             51,472
----------------------------------------------------------------------------------------------------------------------
    Income (loss) from continuing operations..           72,759            30,432          (15,269)             87,922
======================================================================================================================
Assets (September 30, 2000)...................        2,331,307         5,981,326          198,693           8,511,326
======================================================================================================================

(3)  Electric utility subsidiary
--------------------------------

For HECO's consolidated financial information, including its commitments and contingencies, see pages 14 through 32.

(4)  Bank subsidiary
--------------------

Selected financial information

American Savings Bank, F.S.B. and subsidiaries
Consolidated balance sheet data

                                                                              September 30,        December 31,
(in thousands)                                                                    2001                 2000
----------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents.....................................................        $  429,615           $  207,785
Available-for-sale investment securities.................................                 -              107,955
Available-for-sale mortgage/asset-backed securities......................         1,662,132               56,713
Available-for-sale mortgage/asset-backed securities
     pledged for repurchase agreements...................................           820,128                    -
Held-to-maturity investment securities...................................            82,751               91,723
Held-to-maturity mortgage/asset-backed securities........................                 -            1,697,343
Held-to-maturity mortgage/asset-backed securities
     pledged for repurchase agreements...................................                 -              316,771
Loans receivable, net....................................................         2,778,122            3,211,325
Other....................................................................           185,611              178,219
Goodwill and other intangibles...........................................           103,401              101,481
----------------------------------------------------------------------------------------------------------------
                                                                                 $6,061,760           $5,969,315
================================================================================================================
Liabilities and equity
Deposit liabilities......................................................        $3,664,273           $3,584,646
Securities sold under agreements to repurchase...........................           722,427              596,504
Advances from Federal Home Loan Bank.....................................         1,050,252            1,249,252
Other....................................................................           130,622               81,277
----------------------------------------------------------------------------------------------------------------
                                                                                  5,567,574            5,511,679
Minority interests and preferred stock of subsidiary.....................             3,566                3,412
Preferred stock..........................................................            75,000               75,000
Common stock.............................................................           242,648              240,386
Retained earnings........................................................           155,723              138,709
Accumulated other comprehensive income...................................            17,249                  129
----------------------------------------------------------------------------------------------------------------
                                                                                 $6,061,760           $5,969,315
================================================================================================================

American Savings Bank, F.S.B. and subsidiaries
Consolidated income statement data

                                                               Three months ended                   Nine months ended
                                                                 September 30,                        September 30,
                                                      ---------------------------------    ---------------------------------
(in thousands)                                                   2001              2000               2001              2000
----------------------------------------------------------------------------------------------------------------------------
Interest income.......................................       $ 96,967          $108,326          $ 307,159          $314,110
Interest expense......................................         52,118            61,885            169,430           175,937
----------------------------------------------------------------------------------------------------------------------------
Net interest income...................................         44,849            46,441            137,729           138,173
Provision for loan losses.............................         (3,000)           (3,000)            (9,000)           (9,400)
Other income..........................................         11,067             5,974             28,879            19,156
Operating, administrative and general expenses........        (33,428)          (32,436)          (100,399)          (95,445)
----------------------------------------------------------------------------------------------------------------------------
Operating income......................................         19,488            16,979             57,209            52,484
Minority interests....................................             48                58                162               168
Income taxes..........................................          7,015             5,753             19,835            17,825
----------------------------------------------------------------------------------------------------------------------------
Income before preferred stock dividends...............         12,425            11,168             37,212            34,491
Preferred stock dividends.............................          1,353             1,353              4,058             4,059
----------------------------------------------------------------------------------------------------------------------------
Net income............................................       $ 11,072          $  9,815          $  33,154          $ 30,432
============================================================================================================================

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

ASB filed a lawsuit against the broker through whom the other three issues of trust certificates were purchased, seeking rescission and other remedies, including recovery of any losses ASB may incur as a result of its purchase and ownership of these trust certificates. To bring ASB into compliance with the OTS direction, ASB directed the trustees to terminate the principal swaps on the three issues and the related income class notes were sold by the swap counterparty to HEI. In May 2001, HEI purchased two series of the income class notes for approximately $21 million and, in July 2001, HEI purchased the third series of income class note for approximately $7 million. HEI has recorded interest income on the two income class notes purchased in May 2001 under the effective yield method. Due to the uncertainty of future cash flows, HEI is accounting for the income class notes purchased in July 2001 under the cost recovery method of accounting. In the third quarter of 2001, HEI recognized a $2.0 million net loss on the writedown of the three series of income notes to their then-current estimated fair value based upon an independent third party valuation. Such valuations are updated quarterly. HEI could incur additional losses from the ultimate disposition of these income class notes or from further "other-than-temporary" declines in their fair value. ASB has agreed to indemnify HEI against such losses, but the indemnity obligation is payable solely out of any recoveries achieved in the litigation against the broker who sold the related trust certificates to ASB.

Reclassification of certain debt securities

On January 1, 2001, ASB reclassified approximately $2 billion of the securities it owns from held-to-maturity to available-for-sale. See note (7), "Recent accounting pronouncements-Derivative instruments and hedging activities."

ASB Realty Corporation

In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced HEIDI's and ASB's state income taxes by $2.7 million for the nine months ended September 30, 2001 and $8.5 million for prior years. Although a State of Hawaii Department of Taxation tax auditor has challenged the tax treatment of this reorganization, ASB believes that its tax position is proper.

(5)  Discontinued operations
----------------------------

HEI Power Corp. (HEIPC)

On October 23, 2001, the HEI Board of Directors adopted a formal plan to exit the international power business (engaged in by HEIPC and its subsidiaries, the HEIPC Group) over the next year. HEIPC management has commenced a program to dispose of all of the HEIPC Group's remaining projects and investments. Accordingly, the HEIPC Group has been reported as a discontinued operation in the Company's consolidated statements of income in the third quarter of 2001 and for all periods presented.

Guam project
------------

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority, pursuant to which HPG has repaired and is operating and maintaining two oil-fired 25 megawatt (MW) (net) units in Tanguisson, Guam. HPG's total cost to repair the two units was approximately $15 million. HEIPC has received bids for the purchase of HPG and is evaluating those bids. HEIPC expects to begin negotiations for a definitive agreement shortly and will attempt to complete the transaction in 2001. Management cannot predict at this time whether such negotiations will be successfully completed.

China project
-------------

In 1998 and 1999, the HEIPC Group acquired what is now a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to construct, own and operate a 200 MW (net) coal-fired power plant to be located in Inner Mongolia. The power plant was intended to be built "inside the fence" for Baotou Iron & Steel (Group) Co., Ltd. The project received approval from both the national and Inner Mongolia governments. However, the Inner Mongolia Power Company (IMPC), which owns and operates the electricity grid in Inner Mongolia, caused a delay of the project by failing to enter into a satisfactory interconnection arrangement with the joint venture. The IMPC was seeking to limit the joint venture's load, which is inconsistent with the terms of the project approvals and the power purchase contract. The HEIPC Group no longer believes a satisfactory interconnection arrangement can be obtained and intends to withdraw from the project. In the third quarter of 2001, the HEIPC Group wrote off its remaining investment of approximately $24 million in the project. The HEIPC Group is evaluating possible remedies to pursue to recover the costs incurred in connection with the joint venture interest; however, there can be no assurance that any amounts will be recovered.

Philippines investments
-----------------------

In March 2000, the HEIPC Group acquired a 50% interest in EPHE Philippines Energy Company, Inc. (EPHE), an indirect subsidiary of El Paso Energy Corporation, for $87.5 million. EPHE then owned approximately 91.7% of the common shares of East Asia Power Resources Corporation (EAPRC), a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its subsidiaries. Due to the equity losses of $24.1 million incurred in 2000 from the investment in EPHE and the changes in the political and economic conditions related to the investment (primarily devaluation of the Philippine peso and increase in fuel oil prices), management determined that the investment in EAPRC was impaired and, on December 31, 2000, wrote off the remaining $65.7 million investment in EAPRC. On December 31, 2000, the Company also accrued a potential payment obligation under an HEI guaranty of $10 million of EAPRC loans. In the first quarter of 2001, HEI was partially released from the guaranty obligation and the Company reversed $1.5 million ($0.9 million, net of income taxes) of the $10 million accrued on December 31, 2000. El Paso Energy Corporation has demanded payment of the remaining guaranty.

In December 1998, the HEIPC Group invested $7.6 million to acquire convertible preferred shares in Cagayan Electric Power & Light Co., Inc. (CEPALCO), an electric distribution company in the Philippines. In September 1999, the HEIPC Group also acquired 5% of the outstanding CEPALCO common stock for $2.1 million. In July 2001, the preferred shares were converted to common stock. The HEIPC Group currently owns approximately 22% of the outstanding common stock of CEPALCO which is available for sale. The HEIPC Group recognized an impairment loss of approximately $2.7 million in the third quarter of 2001 to adjust this investment to its estimated net realizable value.

Summary financial information for the discontinued operations of the HEIPC Group is as follows:

                                                       Three months ended               Nine months ended
                                                          September 30,                   September 30,
                                                 ----------------------------    -----------------------------
(in thousands)                                           2001            2000             2001            2000
--------------------------------------------------------------------------------------------------------------
Operations
Revenues (including equity losses)............       $  1,248         $(6,140)        $  4,233        $ (8,840)

Operating loss................................       $   (639)        $(9,134)        $   (233)       $(18,352)
Interest expense..............................           (272)           (419)          (1,050)           (902)
Income tax benefits...........................            200             401               29           1,453
                                                     --------         -------         --------        --------
Loss from operations..........................       $   (711)        $(9,152)        $ (1,254)       $(17,801)
                                                     --------         -------         --------        --------

Disposal
Loss, including provision of $7,995 for losses
    from operations during phase-out period...       $(34,784)        $     -         $(34,784)       $      -
Income tax benefits...........................         12,463               -           12,463               -
                                                     --------         -------         --------        --------
Loss on disposal..............................       $(22,321)        $     -         $(22,321)       $      -
                                                     --------         -------         --------        --------
Loss from discontinued operations of HEIPC....       $(23,032)        $(9,152)        $(23,575)       $(17,801)
                                                     ========         =======         ========        ========

As of September 30, 2001, the remaining net assets of the discontinued international power operations, after the writeoffs and writedowns described above, amounted to $54 million (included in "Other" assets) and consisted primarily of the fixed assets of the Guam project, the investment in CEPALCO and deferred taxes receivable, reduced by a reserve for losses from operations during the phase-out period and a guaranty obligation. The amounts that HEIPC will ultimately realize from the sale of the international power assets could differ materially from the recorded amounts. No assurance can be given that additional reserves for losses from operations during the phase-out period will not be required.

Malama Pacific Corp.

Because final offsite obligations on properties previously sold were less than originally anticipated, the Company reversed in the third quarter of 2001 $2.5 million ($1.5 million, net of income taxes) of liabilities established in 1998 for its discontinued real estate operations.

(6)  Cash flows
---------------

Supplemental disclosures of cash flow information

For the nine months ended September 30, 2001 and 2000, the Company paid interest amounting to $203.6 million and $205.8 million, respectively.

For the nine months ended September 30, 2001 and 2000, the Company paid income taxes amounting to $19.5 million and $3.5 million, respectively.

Supplemental disclosures of noncash activities

From March 1998 to March 2000, HEI had acquired for cash its common shares in the open market to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP). In April 2000, HEI recommenced issuing new common shares under the HEI DRIP. Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $12.1 million and $8.0 million for the nine months ended September 30, 2001 and 2000, respectively.

ASB received $392.8 million in mortgage/asset-backed securities in exchange for loans in the nine months ended September 30, 2001.

(7)  Recent accounting pronouncements
-------------------------------------

Derivative instruments and hedging activities

The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company's results of operations, financial condition or liquidity.

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

HEI has entered into two swap agreements to manage its exposure to interest rate risk. In general, HEI issues primarily fixed-rate long-term debt to balance the short-term debt, which in essence is variable-rate debt by virtue of its short-term nature. In April 2000, during a period of rising interest rates, HEI was able to issue $100 million of variable-rate medium-term notes and simultaneously enter into a swap agreement, which effectively fixed the interest rate on the $100 million of debt at 7.995% until maturity in April 2003. On January 1, 2001, HEI designated this swap as a cash flow hedge, which hedges the variability of forecasted cash flows attributable to interest rate risk. All conditions were met to assume no ineffectiveness in the hedging relationship. Thus, this cash flow hedge is accounted for under the shortcut method by recording the value of the swap on the balance sheet as either an asset or liability with a corresponding offset recorded in accumulated other comprehensive income within stockholders' equity, net of tax. HEI recorded the after-tax transition amount associated with establishing the fair value of the swap on the balance sheet as a reduction of $1.6 million in accumulated other comprehensive income.

(in thousands)
Summary of transition adjustment, January 1, 2001
Balance sheet - liabilities and stockholders' equity
Deferred income taxes                                    $(1,031)
Other liabilities                                          2,650
Accumulated other comprehensive loss                      (1,619)
                                                         -------
                                                         $     -
                                                         =======

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

Business combinations, goodwill and other intangible assets

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated or completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually (effective January 1, 2002 for the Company). SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

On January 1, 2002, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first quarter of 2002. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first quarter of 2002. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the impact of adopting these provisions of SFAS No. 142, if any, will be on the Company's results of operations or financial condition.

As of September 30, 2001, the Company's unamortized goodwill was $84 million and unamortized identifiable intangible assets were $19 million. The Company will adopt the provisions of SFAS No. 142 on January 1, 2002. Application of the nonamortization provisions is expected to result in an increase in net income of approximately $3.8 million for 2002.

Asset retirement obligations

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003, but management has not yet determined the impact, if any, of adoption.

Accounting for the impairment or disposal of long-lived assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on January 1, 2002, but management has not yet determined the impact, if any, of adoption.

(8)  Commitments and contingencies
----------------------------------

See note (4), "Bank subsidiary," and note (5), "Discontinued operations," above and note (3), "Commitments and contingencies," in HECO's "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets (unaudited)

                                                                               September 30,        December 31,
(in thousands, except par value)                                                    2001                2000
----------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land....................................................................    $    29,496          $    31,037
   Plant and equipment.....................................................      3,044,717            2,974,153
   Less accumulated depreciation...........................................     (1,240,969)          (1,170,184)
   Plant acquisition adjustment, net.......................................            367                  406
   Construction in progress................................................        157,730              157,183
----------------------------------------------------------------------------------------------------------------
         Net utility plant.................................................      1,991,341            1,992,595
----------------------------------------------------------------------------------------------------------------
Current assets
   Cash and equivalents....................................................          3,893                1,534
   Customer accounts receivable, net.......................................         95,396               88,546
   Accrued unbilled revenues, net..........................................         55,142               64,020
   Other accounts receivable, net..........................................          2,569                5,426
   Fuel oil stock, at average cost.........................................         36,404               37,124
   Materials and supplies, at average cost.................................         20,991               16,787
   Prepayments and other...................................................         46,208                4,697
----------------------------------------------------------------------------------------------------------------
         Total current assets..............................................        260,603              218,134
----------------------------------------------------------------------------------------------------------------
Other assets
   Regulatory assets.......................................................        112,293              116,623
   Other...................................................................         36,612               41,170
----------------------------------------------------------------------------------------------------------------
         Total other assets................................................        148,905              157,793
----------------------------------------------------------------------------------------------------------------
                                                                               $ 2,400,849          $ 2,368,522
================================================================================================================
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares.............................    $    85,387          $    85,387
   Premium on capital stock................................................        295,773              295,655
   Retained earnings.......................................................        496,769              443,970
----------------------------------------------------------------------------------------------------------------
         Common stock equity...............................................        877,929              825,012
   Cumulative preferred stock - not subject to mandatory redemption........         34,293               34,293
   HECO-obligated mandatorily redeemable trust preferred securities of
    subsidiary trusts holding solely HECO and HECO-guaranteed debentures...        100,000              100,000
   Long-term debt..........................................................        682,249              667,731
----------------------------------------------------------------------------------------------------------------
         Total capitalization..............................................      1,694,471            1,627,036
----------------------------------------------------------------------------------------------------------------
Current liabilities
   Short-term borrowings-nonaffiliates.....................................         38,684              104,398
   Short-term borrowings-affiliate.........................................         14,165                8,764
   Accounts payable........................................................         58,440               71,698
   Interest and preferred dividends payable................................         17,421               10,483
   Taxes accrued...........................................................         99,255               78,186
   Other...................................................................         22,437               10,559
----------------------------------------------------------------------------------------------------------------
         Total current liabilities.........................................        250,402              284,088
----------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
   Deferred income taxes...................................................        139,375              137,066
   Unamortized tax credits.................................................         47,279               47,603
   Other...................................................................         59,120               61,211
----------------------------------------------------------------------------------------------------------------
         Total deferred credits and other liabilities......................        245,774              245,880
----------------------------------------------------------------------------------------------------------------
Contributions in aid of construction.......................................        210,202              211,518
----------------------------------------------------------------------------------------------------------------
                                                                               $ 2,400,849          $ 2,368,522
================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income (unaudited)

                                                                Three months ended                 Nine months ended
                                                                   September 30,                     September 30,
(in thousands, except for ratio of earnings               ------------------------------    ------------------------------
to fixed charges)                                              2001             2000             2001             2000
--------------------------------------------------------------------------------------------------------------------------
Operating revenues......................................      $340,231         $335,263         $969,979         $930,167
--------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil................................................        96,665           95,883          266,995          262,130
Purchased power.........................................        87,670           85,092          253,067          225,762
Other operation.........................................        30,729           30,582           90,599           85,787
Maintenance.............................................        14,540           16,156           42,752           42,311
Depreciation............................................        25,363           24,605           75,335           73,269
Taxes, other than income taxes..........................        31,494           31,615           91,411           87,981
Income taxes............................................        16,244           15,828           44,210           46,222
--------------------------------------------------------------------------------------------------------------------------
                                                               302,705          299,761          864,369          823,462
--------------------------------------------------------------------------------------------------------------------------
Operating income........................................        37,526           35,502          105,610          106,705
--------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used during construction.....           998            1,505            3,218            4,102
Other, net..............................................           530            1,856            2,467            3,569
--------------------------------------------------------------------------------------------------------------------------
                                                                 1,528            3,361            5,685            7,671
--------------------------------------------------------------------------------------------------------------------------
Income before interest and other charges................        39,054           38,863          111,295          114,376
--------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt..............................        10,126           10,024           30,127           29,876
Amortization of net bond premium and expense............           509              485            1,546            1,452
Other interest charges..................................           832            1,725            4,245            5,257
Allowance for borrowed funds used during construction...          (524)            (807)          (1,711)          (2,220)
Preferred stock dividends of subsidiaries...............           228              228              686              686
Preferred securities distributions of trust
 subsidiaries...........................................         1,918            1,918            5,756            5,756
--------------------------------------------------------------------------------------------------------------------------
                                                                13,089           13,573           40,649           40,807
--------------------------------------------------------------------------------------------------------------------------
Income before preferred stock dividends of HECO.........        25,965           25,290           70,646           73,569
Preferred stock dividends of HECO.......................           270              270              810              810
--------------------------------------------------------------------------------------------------------------------------
Net income for common stock.............................      $ 25,695         $ 25,020         $ 69,836         $ 72,759
==========================================================================================================================
Ratio of earnings to fixed charges  (SEC method)........                                            3.62             3.68
==========================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings (unaudited)

                                                                Three months ended                 Nine months ended
                                                                   September 30,                     September 30,
                                                          ------------------------------    ------------------------------
(in thousands)                                                 2001             2000             2001             2000
--------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period................        $488,111         $441,199         $443,970         $425,206
Net income for common stock...........................          25,695           25,020           69,836           72,759
Common stock dividends................................         (17,037)         (18,011)         (17,037)         (49,757)
--------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period......................        $496,769         $448,208         $496,769         $448,208
==========================================================================================================================

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

Nine months ended September 30                                                                    2001                     2000
-------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO...................................            $ 70,646                 $ 73,569
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation of property, plant and equipment...............................              75,335                   73,269
      Other amortization..........................................................               9,593                    5,379
      Deferred income taxes.......................................................               2,324                    6,605
      Tax credits, net............................................................                 852                    1,016
      Allowance for equity funds used during construction.........................              (3,218)                  (4,102)
      Changes in assets and liabilities
           Increase in accounts receivable........................................              (3,993)                 (11,280)
           Decrease (increase) in accrued unbilled revenues.......................               8,878                   (6,088)
           Decrease in fuel oil stock.............................................                 720                    3,819
           Increase in materials and supplies.....................................              (4,204)                     (88)
           Increase in regulatory assets..........................................              (2,158)                  (2,707)
           Increase (decrease) in accounts payable................................             (13,258)                   2,244
           Changes in other assets and liabilities................................              10,010                   14,356
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities.........................................             151,527                  155,992
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures..............................................................             (77,686)                 (88,955)
Contributions in aid of construction..............................................               6,773                    6,713
Payments on notes receivable......................................................                   -                      138
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities.............................................             (70,913)                 (82,104)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Common stock dividends............................................................             (17,037)                 (49,757)
Preferred stock dividends.........................................................                (810)                    (810)
Preferred securities distributions of trust subsidiaries..........................              (5,756)                  (5,756)
Proceeds from issuance of long-term debt..........................................              14,367                   13,150
Net decrease in short-term borrowings from nonaffiliates and affiliate
   with original maturities of three months or less...............................             (57,317)                 (83,206)
Proceeds from other short-term borrowings.........................................                   -                   57,499
Repayment of other short-term borrowings..........................................              (3,000)                       -
Other.............................................................................              (8,702)                  (3,542)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities.............................................             (78,255)                 (72,422)
-------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and equivalents..............................................               2,359                    1,466
Cash and equivalents, beginning of period.........................................               1,534                    1,966
-------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period...............................................            $  3,893                 $  3,432
===============================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 2000 and the consolidated financial statements and the notes thereto in HECO's Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of September 30, 2001 and December 31, 2000, the results of their operations for the three and nine months ended September 30, 2001 and 2000, and their cash flows for the nine months ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to prior periods' consolidated financial statements to conform to the 2001 presentation.

(2)  Cash flows
---------------

Supplemental disclosures of cash flow information

For the nine months ended September 30, 2001 and 2000, HECO and its subsidiaries paid interest amounting to $27.5 million and $24.3 million, respectively.

For the nine months ended September 30, 2001 and 2000, HECO and its subsidiaries paid income taxes amounting to $15.7 million and $20.9 million, respectively.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $3.2 million and $4.1 million for the nine months ended September 30, 2001 and 2000, respectively.

(3)  Commitments and contingencies
----------------------------------

Integrated resource planning costs

Through September 30, 2001, HECO and its subsidiaries had recognized $10.4 million of revenues through an interim order related to integrated resource planning costs incurred from 1995 through 1999. Such revenues are subject to refund, with interest, to the extent they exceed the amounts allowed in final decisions and orders from the PUC.

HELCO power situation

In 1991, Hawaii Electric Light Company, Inc. (HELCO) began planning to meet increased electric generation demand forecasted for 1994. HELCO's plans were to install at its Keahole power plant two 20 MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) dual-train combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994. The timing of the installation of HELCO's phased units has been revised on several occasions due to delays in obtaining an amendment of a land use permit from the Hawaii Board of Land and Natural Resources (BLNR) and an air permit from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) for the Keahole power plant site. The delays are also attributable to lawsuits, claims and petitions filed by independent power producers (IPPs) and other parties challenging these permits and objecting to the expansion, alleging among other things that (1) operation of the expanded Keahole site would not comply with land use regulations (including noise standards) and HELCO's land patent; (2) HELCO cannot operate the plant within current air quality standards; (3) HELCO could alternatively purchase power from IPPs to meet increased electric generation demand; (4) HELCO's land use entitlement expired in April 1999 and HELCO's request for an extension must be heard in a contested case hearing; and
(5) recent public testimony by a former BLNR member calls into question the 1996 voting by the BLNR and is a basis for having the 1998 final judgment sent back to the Circuit Court from the Supreme Court for further review.

For a detailed description and a partial history of the Keahole Power Plant situation, see "HELCO power situation" on pages 9 to 17 of HEI's Annual Report on SEC Form 10-K for the year ended December 31, 2000. Recent developments regarding this situation are described below.

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

The Circuit Court's final judgment provided that HELCO must comply with the conditions in its application and with the standard land use conditions insofar as those conditions were not inconsistent with HELCO's default entitlement. There have been numerous proceedings before the Circuit Court and the BLNR in which certain parties (a) have sought determinations of what conditions apply to HELCO's default entitlement, (b) have claimed that HELCO has not complied with applicable land use conditions and that its default entitlement should thus be forfeited, (c) have claimed that HELCO will not be able to operate the proposed plant without violating applicable land use conditions and provisions of Hawaii's Air Pollution Control Act and Noise Pollution Act and (d) have sought orders enjoining any further construction at the Keahole site.

Although there has not been a final resolution of these claims, to date there have been four rulings which may adversely affect HELCO's ability to construct and operate CT-4 and CT-5. First, based on a change by the DOH in its interpretation of the noise rules it promulgated under the Hawaii Noise Pollution Act, the Circuit Court ruled that a stricter noise standard than the previously applied standard applies to HELCO's plant, but left enforcement of the ruling to the DOH. The DOH has not taken any formal enforcement action. If and when the DOH actually enforces the stricter standards, HELCO may, among other things, assert that the noise regulations are unconstitutional as applied. Meanwhile, while not waiving possible claims or defenses that it might have against the DOH, HELCO has installed noise mitigation measures on the existing units at Keahole and is exploring possible noise mitigation measures, which can be implemented if necessary, for CT-4 and CT-5.

Second, in September 2000, the Circuit Court orally ruled that, absent a legal or equitable extension properly authorized by the BLNR, the three-year construction period in the standard land use conditions of the Department of Land and Natural Resources of the State of Hawaii (DLNR) expired in April 1999. In October 2000, HELCO filed with the BLNR a request for extension of the construction deadline and, in January 2001, the BLNR sent the request to a contested case hearing, which was held in September 2001. There is no deadline for the hearings officer to submit his recommendation to the BLNR.

Third, in December 2000, the Circuit Court granted a motion to stay further construction until extension of the construction deadline is obtained from the BLNR, at which time the Court would consider lifting the stay.

Fourth, on March 28, 2001, an individual plaintiff filed a motion for post-judgment relief with the Circuit Court. Citing testimony in support of the project given by a former BLNR member at a March 6, 2001 public hearing on HELCO's air permit, the plaintiff alleged that the testimony established grounds to conclude that the former BLNR member was unduly influenced by evidence of the need for the project that the BLNR had improperly admitted during the contested case hearing in 1995-1996 and that the BLNR member voted to approve HELCO's application on that basis. The plaintiff requested the Circuit Court to order, among other things, that: (1) the plaintiff be allowed an opportunity to argue the prejudicial effect of HELCO's submission of evidence on the need for the project on her right to due process; and (2) the plaintiff's motion be granted and the Circuit Court thereby: (a) vacate its February 11, 1998 judgment denying her cross-appeal; (b) grant her cross-appeal; and (c) suspend operation of the default entitlement and the proceedings now before the BLNR. On July 3, 2001, the Circuit Court issued an order and directed the individual to file with the Supreme Court a motion to remand the February 11, 1998 default entitlement judgment back to the Circuit Court "in order that [the Circuit Court] may make a further determination." Attached to the order was a "Request for Recall of Judgment" in which the Circuit Court made certain findings of fact and further stated that it "has not determined the remedy that would be appropriate under the circumstances and reserves its disposition of said motion" until the case is remanded. The plaintiff filed the motion for remand with the Supreme Court on July 10, 2001 and, as directed by the Circuit Court, attached a copy of the "Request for Recall of Judgment." HELCO filed a memorandum in opposition in August 2001. The Supreme Court has not yet issued a ruling. Management cannot predict whether the ultimate outcome of this motion will adversely affect HELCO's ability to proceed with the Keahole project.

Air permit. In 1997, the DOH issued a final air permit for the Keahole expansion
----------
project. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB). In November 1998, the EAB denied the appeals on most of the grounds stated, but directed the DOH to reopen the permit for limited purposes. The EPA and DOH required additional data collection, which was satisfactorily completed in April 2000. A final air permit was reissued by the DOH in July 2001. Six appeals have been filed with the EAB. The DOH and HELCO have filed a joint memorandum in opposition to the appeals. Any further construction dependent on the air permit is stayed until the appeals are resolved. HELCO is seeking a final resolution of the appeals to the EAB as expeditiously as possible.

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

The Enserch and HCPC complaints have been resolved by HELCO's entry into two PPAs, which were necessary to ensure reliable service to customers on the island of Hawaii, but, in the opinion of management, do not supplant the need for CT-4 and CT-5.

In October 1999, the Circuit Court ruled that the lease for KCP's proposed plant site was invalid. Based on this ruling and for other reasons, management believes that KCP's pending proposal for a PPA is not viable and, therefore, will not impact the need for CT-4 and CT-5.

Management's evaluation; costs incurred. Management believes that the issues
---------------------------------------
surrounding the amendment to the land use permit and applicable land use conditions, the air permit, the IPP complaints and related matters will be satisfactorily resolved and will not prevent HELCO from ultimately constructing CT-4 and CT-5. Management currently expects that the BLNR will extend the construction period for the plant expansion and that installation of CT-4 and CT-5 will begin when the final air permit is effective (i.e., after resolution of the EAB appeals), with an in-service date in the second half of 2002. There can be no assurances, however, that these results will be achieved or that this time frame will be met.

The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of September 30, 2001. If it becomes probable that CT-4 and/or CT-5 will not be installed, however, HELCO may be required to write-off a material portion of the costs incurred in its efforts to put these units into service. As of September 30, 2001, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (less costs the PUC has permitted to be transferred to plant-in-service for pre-air permit facilities) amounted to approximately $74 million, including $29 million for equipment and material purchases, $25 million for planning, engineering, permitting, site development and other costs and $20 million for an allowance for funds used during construction (AFUDC).

Although management believes it has acted prudently with respect to the Keahole project, effective December 1, 1998, HELCO discontinued the accrual of AFUDC on CT-4 and CT-5 due in part to the delays through that date and the potential for further delays. HELCO has also deferred plans for ST-7 to 2005. No costs for ST-7 are included in construction in progress.

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

In December 1999, HECO, HELCO and Maui Electric Company, Limited (MECO) filed an application with the PUC seeking permission to implement PBR in future rate cases. The proposed PBR would have allowed adjustments in the electric utilities' rates (for up to five years after a rate case) based on an index-based price cap, an earnings sharing mechanism and a service quality mechanism. In early 2001, the PUC dismissed the electric utilities' PBR proposal without prejudice, indicating it declined at that time to change its current cost of service/rate of return methodology for determining electric utility rates.

Environmental regulation

In early 1995, the DOH initially advised HECO, Hawaiian Tug & Barge Corp. (HTB), Young Brothers, Limited (YB) and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995 indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or operate their facilities upon contaminated land. The DOH met with these identified parties in January 1996 and certain of the identified parties (including HECO, Chevron Products Company, the State of Hawaii Department of Transportation Harbors Division and others) formed a Honolulu Harbor Work Group (Work Group). Effective January 30, 1998, the Work Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions.

In 1999, the Work Group submitted reports to the DOH presenting environmental conditions and recommendations for additional data gathering to allow for an assessment of the need for risk-based corrective action. The Work Group also engaged a consultant who identified 27 additional potentially responsible parties (PRPs) who were not members of the Work Group, including YB. Under the terms of the agreement for the sale of YB, HEI and The Old Oahu Tug Service, Inc. (TOOTS, formerly HTB) have certain indemnity obligations, including obligations with respect to the Honolulu Harbor investigation. In response to the DOH's request for technical assistance, the EPA became involved with the harbor investigation in June 2000. In August 2000, the Work Group, the DOH, the EPA and the U.S. Coast Guard met to discuss a conceptual site model, how to proceed and other matters.

In 2000, the DOH issued notices to over 20 other PRPs, including YB, regarding the ongoing investigation in the Honolulu Harbor area. A new voluntary agreement and a joint defense agreement were signed by the parties in the Work Group and some of the new PRPs, including Phillips Petroleum, but not YB. The Work Group agreed to fund remediation work using an interim cost allocation method. In September 2001, TOOTS joined the Work Group. Although an interim allocation of costs has not been determined for TOOTS, a process for developing such an allocation has been initiated.

In July 2001, the EPA issued a notice of interest (Initial NOI) under the Oil Pollution Act of 1990 to HECO, YB and others regarding the Iwilei Unit of the Honolulu Harbor site. In the Initial NOI, the EPA stated that immediate subsurface investigation and assessment must be conducted to delineate the extent of contamination at the site. Further, the EPA, in coordination with the DOH, stated that it was prepared to perform the work itself unless the Work Group or a subgroup of the Work Group agreed to perform this work on a site-wide basis in a manner and on a schedule acceptable to both the EPA and DOH. On July 26, 2001, the Work Group notified the EPA of its intent to perform the immediate subsurface investigation and assessment (also known as the Rapid Assessment
Work) identified in the Initial NOI.

In August 2001, the Work Group submitted to the EPA and DOH a work plan for implementation of the Rapid Assessment Work, which was approved by the agencies. Implementation of the work plan began in September 2001 and will continue through November 2001. Also in September 2001, the EPA (pursuant to the Oil Pollution Act of 1990) and DOH (pursuant to the Hawaii Emergency Response Law) concurrently issued notices of interest (collectively, the Second NOI) to the members of the Work Group, including HECO and TOOTS. The Second NOI identified several investigative and preliminary oil removal tasks to be taken at certain valve control facilities associated with historic pipelines in the Iwilei Unit of the Honolulu Harbor site. The Work Group has agreed to perform the tasks identified in the Second NOI.

Although the Rapid Assessment Work has yet to be completed, the Work Group consultant has developed a rough preliminary estimate of costs for continuing investigative work and remedial activities at the Iwilei Unit of the site. Based on the Work Group consultant's preliminary assessment of costs, management estimates that HECO will incur approximately $0.6 million and TOOTS will incur approximately $0.1 million in connection with work to be performed at the site from October 2001 through December 2003, which amounts have been recorded. However, because the full scope and extent of additional investigative work and remedial activities are unknown at this time, and because the final cost allocation method has not yet been determined, management cannot predict with accuracy the costs to be incurred by the Company beyond 2003, if any, and the total costs to be incurred in connection with the Honolulu Harbor investigation. Therefore, the HECO and TOOTS cost estimates may be subject to significant change.

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO's consolidated balance sheets as of September 30, 2001 and December 31, 2000. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

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

Asset retirement obligations

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. HECO and its subsidiaries will adopt SFAS No. 143 on January 1, 2003, but management has not yet determined the impact, if any, of adoption.

Accounting for the impairment or disposal of long-lived assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. HECO and its subsidiaries will adopt SFAS No. 144 on January 1, 2002, but management has not yet determined the impact, if any, of adoption.

(6)  Consolidating financial information
----------------------------------------

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

                                                                              September 30, 2001
                                                 ---------------------------------------------------------------------------------
                                                                                                          Reclassi-
                                                                                                          fications
                                                                                      HECO      HECO        and
                                                                                     Capital  Capital      elimina-       HECO
(in thousands)                                      HECO        HELCO        MECO    Trust I  Trust II     tions      consolidated
----------------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land.......................................   $   25,287   $   2,557   $   1,652  $     -  $      -    $        -   $    29,496
   Plant and equipment........................    1,926,107     545,974     572,636        -         -             -     3,044,717
   Less accumulated depreciation..............     (795,270)   (233,973)   (211,726)       -         -             -    (1,240,969)
   Plant acquisition adjustment, net..........            -           -         367        -         -             -           367
   Construction in progress...................       66,243      83,553       7,934        -         -             -       157,730
----------------------------------------------------------------------------------------------------------------------------------
       Net utility plant......................    1,222,367     398,111     370,863        -         -             -     1,991,341
----------------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries, at equity.........      341,253           -           -        -         -      (341,253)            -
----------------------------------------------------------------------------------------------------------------------------------
Current assets
   Cash and equivalents.......................          755         626       2,512        -         -             -         3,893
   Advances to affiliates.....................       11,600           -      10,000   51,546    51,546      (124,692)            -
   Customer accounts receivable, net..........       65,285      16,252      13,859        -         -             -        95,396
   Accrued unbilled revenues, net.............       38,762       8,483       7,897        -         -             -        55,142
   Other accounts receivable, net.............        1,426         826         375        -         -           (58)        2,569
   Fuel oil stock, at average cost............       27,585       3,537       5,282        -         -             -        36,404
   Materials and supplies, at average cost....        9,489       2,603       8,899        -         -             -        20,991
   Prepayments and other......................       37,276       6,190       2,742        -         -             -        46,208
----------------------------------------------------------------------------------------------------------------------------------
       Total current assets...................      192,178      38,517      51,566   51,546    51,546      (124,750)      260,603
----------------------------------------------------------------------------------------------------------------------------------
Other assets
   Regulatory assets..........................       76,256      18,769      17,268        -         -             -       112,293
   Other......................................       24,089       6,097       6,426        -         -             -        36,612
----------------------------------------------------------------------------------------------------------------------------------
       Total other assets.....................      100,345      24,866      23,694        -         -             -      148,905
----------------------------------------------------------------------------------------------------------------------------------
                                                 $1,856,143   $ 461,494   $ 446,123  $51,546   $51,546    $ (466,003)  $ 2,400,849
==================================================================================================================================

Capitalization and liabilities
Capitalization
   Common stock equity........................   $  877,929   $ 166,238   $ 171,923  $ 1,546   $ 1,546    $ (341,253)  $   877,929
   Cumulative preferred stock-not
         subject to mandatory redemption......       22,293       7,000       5,000        -         -             -        34,293
   HECO-obligated mandatorily redeemable
         trust preferred securities of
         subsidiary trusts holding solely
         HECO and HECO-guaranteed
         debentures...........................            -           -           -   50,000    50,000             -       100,000
   Long-term debt.............................      467,768     145,954     171,619        -         -      (103,092)      682,249
----------------------------------------------------------------------------------------------------------------------------------
       Total capitalization...................    1,367,990     319,192     348,542   51,546    51,546      (444,345)    1,694,471
----------------------------------------------------------------------------------------------------------------------------------
Current liabilities
   Short-term borrowings-nonaffiliates........       38,684           -           -        -         -             -        38,684
   Short-term borrowings-affiliate............       24,165      11,600           -        -         -       (21,600)       14,165
   Accounts payable...........................       40,662       9,441       8,337        -         -             -        58,440
   Interest and preferred dividends payable...       10,419       3,114       3,944        -         -           (56)       17,421
   Taxes accrued..............................       58,579      18,613      22,063        -         -             -        99,255
   Other......................................       16,760       1,965       3,714        -         -            (2)       22,437
----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities..............      189,269      44,733      38,058        -         -       (21,658)      250,402
----------------------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
   Deferred income taxes......................      120,686      10,092       8,597        -         -             -       139,375
   Unamortized tax credits....................       27,761       8,993      10,525        -         -             -        47,279
   Other......................................       17,542      25,389      16,189        -         -             -        59,120
----------------------------------------------------------------------------------------------------------------------------------
       Total deferred credits and other
          liabilities.........................      165,989      44,474      35,311        -         -             -       245,774
----------------------------------------------------------------------------------------------------------------------------------
Contributions in aid of construction..........      132,895      53,095      24,212        -         -             -       210,202
----------------------------------------------------------------------------------------------------------------------------------
                                                 $1,856,143   $ 461,494   $ 446,123  $51,546   $51,546    $ (466,003)  $ 2,400,849
============================================================================================================-=====================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

                                                                            December 31, 2000
                                             ---------------------------------------------------------------------------------------
                                                                                                      Reclassi-
                                                                                                      fications
                                                                                  HECO      HECO        and
                                                                                 Capital  Capital      elimina-            HECO
(in thousands)                                  HECO        HELCO        MECO    Trust I  Trust II     tions           consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land..................................... $   24,999   $   2,470   $   3,568  $     -  $      -    $        -      $     31,037
   Plant and equipment......................  1,865,486     556,094     552,573        -         -             -         2,974,153
   Less accumulated depreciation............   (751,894)   (222,476)   (195,814)       -         -             -        (1,170,184)
   Plant acquisition adjustment, net........          -           -         406        -         -             -               406
   Construction in progress.................     82,105      64,552      10,526        -         -             -           157,183
----------------------------------------------------------------------------------------------------------------------------------
       Net utility plant....................  1,220,696     400,640     371,259        -         -             -         1,992,595
----------------------------------------------------------------------------------------------------------------------------------
Investment in subsidiaries, at equity.......    333,809           -           -        -         -      (333,809)                -
----------------------------------------------------------------------------------------------------------------------------------
Current assets
   Cash and equivalents.....................      1,398           4         132        -         -             -             1,534
   Advances to affiliates...................     21,800           -           -   51,546    51,546      (124,892)                -
   Customer accounts receivable, net........     60,484      15,022      13,040        -         -             -            88,546
   Accrued unbilled revenues, net...........     44,448      10,144       9,428        -         -             -            64,020
   Other accounts receivable, net...........      4,311         920         231        -         -           (36)            5,426
   Fuel oil stock, at average cost..........     24,176       3,439       9,509        -         -             -            37,124
   Materials and supplies, at average cost..      6,958       2,365       7,464        -         -             -            16,787
   Prepayments and other....................      3,130       1,251         316        -         -             -             4,697
----------------------------------------------------------------------------------------------------------------------------------
       Total current assets.................    166,705      33,145      40,120   51,546    51,546      (124,928)          218,134
----------------------------------------------------------------------------------------------------------------------------------
Other assets
   Regulatory assets........................     77,717      19,838      19,068        -         -             -           116,623
   Other....................................     27,743       5,823       7,604        -         -             -            41,170
----------------------------------------------------------------------------------------------------------------------------------
       Total other assets...................    105,460      25,661      26,672        -         -             -           157,793
----------------------------------------------------------------------------------------------------------------------------------
                                             $1,826,670   $ 459,446   $ 438,051  $51,546   $51,546    $ (458,737)     $  2,368,522
==================================================================================================================================

Capitalization and liabilities
Capitalization
   Common stock equity...................... $  825,012   $ 162,901   $ 167,816  $ 1,546   $ 1,546    $ (333,809)     $    825,012
   Cumulative preferred stock-not
        subject to mandatory redemption.....     22,293       7,000       5,000        -         -             -            34,293
   HECO-obligated mandatorily redeemable
        trust preferred securities of
        subsidary trusts holding solely
        HECO and HECO-guaranteed
        debentures..........................          -           -           -   50,000    50,000             -           100,000
   Long-term debt...........................    453,310     145,931     171,582        -         -      (103,092)          667,731
----------------------------------------------------------------------------------------------------------------------------------
       Total capitalization.................  1,300,615     315,832     344,398   51,546    51,546      (436,901)        1,627,036
----------------------------------------------------------------------------------------------------------------------------------
Current liabilities
   Short-term borrowings-nonaffiliates......    104,398           -           -        -         -             -           104,398
   Short-term borrowings-affiliate..........      8,764      20,300       1,500        -         -       (21,800)            8,764
   Accounts payable.........................     51,249      10,146      10,303        -         -             -            71,698
   Interest and preferred dividends payable       6,779       1,790       2,045        -         -          (131)           10,483
   Taxes accrued............................     46,094      15,572      16,520        -         -             -            78,186
   Other....................................      6,343         534       3,587        -         -            95            10,559
----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities............    223,627      48,342      33,955        -         -       (21,836)          284,088
----------------------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
   Deferred income taxes....................    116,642      10,535       9,889        -         -             -           137,066
   Unamortized tax credits..................     28,179       8,975      10,449        -         -             -            47,603
   Other....................................     22,284      23,821      15,106        -         -             -            61,211
----------------------------------------------------------------------------------------------------------------------------------
       Total deferred credits and other
           liabilities......................    167,105      43,331      35,444        -         -             -           245,880
----------------------------------------------------------------------------------------------------------------------------------
Contributions in aid of construction........    135,323      51,941      24,254        -         -             -           211,518
----------------------------------------------------------------------------------------------------------------------------------
                                             $1,826,670   $ 459,446   $ 438,051  $51,546   $51,546    $ (458,737)     $  2,368,522
==================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                     Three months ended September 30, 2001
                                      ---------------------------------------------------------------------------------------------
                                                                                                     Reclassi-
                                                                                                     fications
                                                                          HECO        HECO              and
                                                                         Capital    Capital          elimina-            HECO
(in thousands)                            HECO      HELCO        MECO    Trust I    Trust II           tions         consolidated
---------------------------------------------------------------------------------------------------------------------------------

Operating revenues....................  $238,138   $48,803     $53,290   $     -    $      -     $          -         $  340,231
--------------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil..............................    68,043     7,445      21,177         -           -                -             96,665
Purchased power.......................    69,797    16,622       1,251         -           -                -             87,670
Other operation.......................    19,482     4,795       6,452         -           -                -             30,729
Maintenance...........................     8,261     2,808       3,471         -           -                -             14,540
Depreciation..........................    15,196     4,819       5,348         -           -                -             25,363
Taxes, other than income taxes........    21,907     4,575       5,012         -           -                -             31,494
Income taxes..........................    11,021     2,102       3,121         -           -                -             16,244
--------------------------------------------------------------------------------------------------------------------------------
                                         213,707    43,166      45,832         -           -                -            302,705
--------------------------------------------------------------------------------------------------------------------------------
Operating income......................    24,431     5,637       7,458         -           -                -             37,526
--------------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used
   during construction................       803        89         106         -           -                -                998
Equity in earnings of subsidiaries....     8,246         -           -         -           -           (8,246)                 -
Other, net............................       530       140          56     1,037         941           (2,174)               530
--------------------------------------------------------------------------------------------------------------------------------
                                           9,579       229         162     1,037         941          (10,420)             1,528
--------------------------------------------------------------------------------------------------------------------------------
Income before interest and
   other charges......................    34,010     5,866       7,620     1,037         941          (10,420)            39,054
--------------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt............     6,013     1,906       2,207         -           -                -             10,126
Amortization of net bond premium
   and expense........................       330        79         100         -           -                -                509
Other interest charges................     2,124       548         334         -           -           (2,174)               832
Allowance for borrowed funds used
   during construction................      (422)      (54)        (48)        -           -                -               (524)
Preferred stock dividends of
 subsidiaries.........................         -         -           -         -           -              228                228
Preferred securities distributions
   of trust subsidiaries..............         -         -           -         -           -            1,918              1,918
--------------------------------------------------------------------------------------------------------------------------------
                                           8,045     2,479       2,593         -           -              (28)            13,089
--------------------------------------------------------------------------------------------------------------------------------
Income before preferred stock
   dividends of HECO..................    25,965     3,387       5,027     1,037         941          (10,392)            25,965
Preferred stock dividends of HECO.....       270       133          95     1,006         912           (2,146)               270
--------------------------------------------------------------------------------------------------------------------------------
Net income for common stock...........  $ 25,695   $ 3,254     $ 4,932    $   31        $ 29     $     (8,246)        $   25,695
================================================================================================================================


Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                     Three months ended September 30, 2001
                                      ---------------------------------------------------------------------------------------------
                                                                                                       Reclassi-
                                                                                                       fications
                                                                            HECO        HECO              and
                                                                           Capital    Capital          elimina-            HECO
(in thousands)                              HECO      HELCO        MECO    Trust I    Trust II           tions         consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period..  $488,111   $ 65,886    $ 76,019   $     -    $     -        $   (141,905)     $  488,111
Net income for common stock.............    25,695      3,254       4,932        31         29              (8,246)         25,695
Common stock dividends..................   (17,037)    (2,860)     (3,280)      (31)       (29)              6,200         (17,037)
----------------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period........  $496,769   $ 66,280    $ 77,671   $     -    $     -        $   (143,951)     $  496,769
==================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                     Three months ended September 30, 2000
                                      ---------------------------------------------------------------------------------------------
                                                                                                   Reclassi-
                                                                                                   fications
                                                                          HECO        HECO            and
                                                                         Capital    Capital        elimina-            HECO
(in thousands)                            HECO      HELCO        MECO    Trust I    Trust II         tions         consolidated
-------------------------------------------------------------------------------------------------------------------------------
Operating revenues....................  $ 235,151  $ 50,240    $ 49,872  $      -   $      -     $        -        $   335,263
------------------------------------------------------------------------------------------------------------------------------

Operating expenses
Fuel oil..............................     65,316    10,887      19,680          -         -              -             95,883
Purchased power.......................     70,275    12,947       1,870          -         -              -             85,092
Other operation.......................     20,346     4,719       5,517          -         -              -             30,582
Maintenance...........................      9,641     2,691       3,824          -         -              -             16,156
Depreciation..........................     14,910     4,809       4,886          -         -              -             24,605
Taxes, other than income taxes........     22,125     4,791       4,699          -         -              -             31,615
Income taxes..........................     10,304     2,713       2,811          -         -              -             15,828
------------------------------------------------------------------------------------------------------------------------------
                                          212,917    43,557      43,287          -         -              -            299,761
------------------------------------------------------------------------------------------------------------------------------
Operating income......................     22,234     6,683       6,585          -         -              -             35,502
------------------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used
   during construction................      1,169        92         244          -         -              -              1,505
Equity in earnings of subsidiaries....      8,658         -           -          -         -         (8,658)                 -
Other, net............................      1,848       234         265      1,037       941         (2,469)             1,856
------------------------------------------------------------------------------------------------------------------------------
                                           11,675       326         509      1,037       941        (11,127)             3,361
------------------------------------------------------------------------------------------------------------------------------
Income before interest and
   other charges......................     33,909     7,009       7,094      1,037       941        (11,127)            38,863
------------------------------------------------------------------------------------------------------------------------------

Interest and other charges
Interest on long-term debt............      5,833     1,905       2,286          -         -              -             10,024
Amortization of net bond premium
   and expense........................        318        79          88          -         -              -                485
Other interest charges................      3,101       732         361          -         -         (2,469)             1,725
Allowance for borrowed funds used
   during construction................       (633)      (56)       (118)         -         -              -               (807)
Preferred stock dividends of
 subsidiaries.........................          -         -           -          -         -            228                228
Preferred securities distributions
   of trust subsidiaries..............          -         -           -          -         -          1,918              1,918
------------------------------------------------------------------------------------------------------------------------------
                                            8,619     2,660       2,617          -         -           (323)            13,573
------------------------------------------------------------------------------------------------------------------------------

Income before preferred stock
   dividends of HECO..................     25,290     4,349       4,477      1,037       941        (10,804)            25,290
Preferred stock dividends of HECO.....        270       133          95      1,006       912         (2,146)               270
------------------------------------------------------------------------------------------------------------------------------
Net income for common stock...........  $  25,020  $  4,216    $  4,382  $      31  $     29     $   (8,658)       $    25,020
==============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                     Three months ended September 30, 2000
                                      ------------------------------------------------------------------------------------------
                                                                                                     Reclassi-
                                                                                                     fications
                                                                            HECO        HECO            and
                                                                           Capital    Capital        elimina-          HECO
(in thousands)                            HECO      HELCO        MECO      Trust I    Trust II         tions       consolidated
-------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period..  $441,199   $ 62,430    $ 71,612   $     -    $     -     $   (134,042)     $  441,199
Net income for common stock.............    25,020      4,216       4,382        31         29           (8,658)         25,020
Common stock dividends..................   (18,011)    (3,060)     (3,164)      (31)       (29)           6,284         (18,011)
-------------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period........  $448,208   $ 63,586    $ 72,830   $     -    $     -     $   (136,416)     $  448,208
===============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                  Nine months ended September 30, 2001
                                      --------------------------------------------------------------------------------------------
                                                                                                      Reclassi-
                                                                                                      fications
                                                                                HECO        HECO         and
                                                                               Capital    Capital      elimina-         HECO
(in thousands)                            HECO         HELCO        MECO       Trust I    Trust II      tions       consolidated
----------------------------------------------------------------------------------------------------------------------------------
Operating revenues....................  $669,167     $146,240     $154,572     $   --     $   --      $     --      $969,979
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil..............................   181,354       22,581       63,060         --         --            --       266,995
Purchased power.......................   198,996       50,896        3,175         --         --            --       253,067
Other operation.......................    58,673       13,183       18,743         --         --            --        90,599
Maintenance...........................    27,573        6,249        8,930         --         --            --        42,752
Depreciation..........................    45,588       13,703       16,044         --         --            --        75,335
Taxes, other than income taxes........    62,917       13,795       14,699         --         --            --        91,411
Income taxes..........................    28,385        7,160        8,665         --         --            --        44,210
----------------------------------------------------------------------------------------------------------------------------------
                                         603,486      127,567      133,316         --         --            --       864,369
----------------------------------------------------------------------------------------------------------------------------------
Operating income......................    65,681       18,673       21,256         --         --            --       105,610
----------------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used
   during construction................     2,663          219          336         --         --            --         3,218
Equity in earnings of subsidiaries....    24,976           --           --         --         --       (24,976)           --
Other, net............................     2,723          419          153      3,112      2,822        (6,762)        2,467
----------------------------------------------------------------------------------------------------------------------------------
                                          30,362          638          489      3,112      2,822       (31,738)        5,685
----------------------------------------------------------------------------------------------------------------------------------
Income before interest and
   other charges......................    96,043       19,311       21,745      3,112      2,822       (31,738)      111,295
----------------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt............    17,794        5,722        6,611         --         --            --        30,127
Amortization of net bond premium
   and expense........................       984          260          302         --         --            --         1,546
Other interest charges................     8,047        1,935        1,025         --         --        (6,762)        4,245
Allowance for borrowed funds used
   during construction................    (1,428)        (132)        (151)        --         --            --        (1,711)
Preferred stock dividends of
 subsidiaries.........................        --           --           --         --         --           686           686
Preferred securities distributions
   of trust subsidiaries..............        --           --           --         --         --         5,756         5,756
----------------------------------------------------------------------------------------------------------------------------------
                                          25,397        7,785        7,787         --         --          (320)       40,649
----------------------------------------------------------------------------------------------------------------------------------
Income before preferred stock
   dividends of HECO..................    70,646       11,526       13,958      3,112      2,822       (31,418)       70,646
Preferred stock dividends of HECO.....       810          400          286      3,019      2,737        (6,442)          810
----------------------------------------------------------------------------------------------------------------------------------
Net Income for common stock...........  $ 69,836     $ 11,126     $ 13,672     $   93     $   85      $(24,976)     $ 69,836
==================================================================================================================================


Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                  Nine months ended September 30, 2001
                                      --------------------------------------------------------------------------------------------
                                                                                                      Reclassi-
                                                                                                      fications
                                                                                HECO        HECO         and
                                                                               Capital    Capital      elimina-         HECO
(in thousands)                            HECO         HELCO        MECO       Trust I    Trust II      tions       consolidated
----------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of
   period.............................  $443,970     $62,962     $73,586      $    --     $    --    $(136,548)       $443,970
Net income for common stock...........    69,836      11,126      13,672           93          85      (24,976)         69,836
Common stock dividends................   (17,037)     (7,808)     (9,587)         (93)        (85)      17,573         (17,037)
----------------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period......  $496,769     $66,280     $77,671      $    --     $    --    $(143,951)       $496,769
==================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                  Nine months ended September 30, 2000
                                      --------------------------------------------------------------------------------------------
                                                                                                      Reclassi-
                                                                                                      fications
                                                                                HECO        HECO         and
                                                                               Capital    Capital      elimina-         HECO
(in thousands)                            HECO         HELCO        MECO       Trust I    Trust II      tions       consolidated
----------------------------------------------------------------------------------------------------------------------------------
Operating revenues....................  $648,225     $141,030     $140,912     $   --      $   --     $     --        $930,167
----------------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil..............................   171,972       35,917       54,241         --          --           --         262,130
Purchased power.......................   191,082       29,647        5,033         --          --           --         225,762
Other operation.......................    57,118       13,669       15,000         --          --           --          85,787
Maintenance...........................    26,726        6,165        9,420         --          --           --          42,311
Depreciation..........................    44,106       14,507       14,656         --          --           --          73,269
Taxes, other than income taxes........    61,257       13,400       13,324         --          --           --          87,981
Income taxes..........................    29,450        7,842        8,930         --          --           --          46,222
----------------------------------------------------------------------------------------------------------------------------------
                                         581,711      121,147      120,604         --          --           --         823,462
----------------------------------------------------------------------------------------------------------------------------------
Operating income......................    66,514       19,883       20,308         --          --           --         106,705
----------------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used
   during construction................     3,081          210          811         --          --           --           4,102
Equity in earnings of subsidiaries....    26,345           --           --         --          --      (26,345)             --
Other, net............................     3,640          613          911      3,112       2,822       (7,529)          3,569
----------------------------------------------------------------------------------------------------------------------------------
                                          33,066          823        1,722      3,112       2,822      (33,874)          7,671
----------------------------------------------------------------------------------------------------------------------------------
Income before interest and
   other charges......................    99,580       20,706       22,030      3,112       2,822      (33,874)        114,376
----------------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt............    17,318        5,715        6,843         --          --           --          29,876
Amortization of net bond premium
   and expense........................       952          234          266         --          --           --           1,452
Other interest charges................     9,441        2,286        1,059         --          --       (7,529)          5,257
Allowance for borrowed funds used
   during construction................    (1,700)        (126)        (394)        --          --           --          (2,220)
Preferred stock dividends of
 subsidiaries.........................        --           --           --         --          --          686             686
Preferred securities distributions
   of trust subsidiaries..............        --           --           --         --          --        5,756           5,756
----------------------------------------------------------------------------------------------------------------------------------
                                          26,011        8,109        7,774         --          --       (1,087)         40,807
----------------------------------------------------------------------------------------------------------------------------------
Income before preferred stock
   dividends of HECO..................    73,569       12,597       14,256      3,112       2,822      (32,787)         73,569
Preferred stock dividends of HECO.....       810          400          286      3,019       2,737       (6,442)            810
----------------------------------------------------------------------------------------------------------------------------------
Net income for common stock...........  $ 72,759     $ 12,197     $ 13,970     $   93      $   85     $(26,345)       $ 72,759
==================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                  Nine months ended September 30, 2000
                                      --------------------------------------------------------------------------------------------
                                                                                                      Reclassi-
                                                                                                      fications
                                                                                HECO        HECO         and
                                                                               Capital    Capital      elimina-         HECO
(in thousands)                            HECO         HELCO        MECO       Trust I    Trust II      tions       consolidated
----------------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of
   period.............................  $425,206     $59,806     $ 69,633     $    --     $     --   $(129,439)       $425,206
Net income for common stock...........    72,759      12,197       13,970          93           85     (26,345)         72,759
Common stock dividends................   (49,757)     (8,417)     (10,773)        (93)         (85)     19,368         (49,757)
----------------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period......  $448,208     $63,586     $ 72,830     $    --     $     --   $(136,416)       $448,208
==================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows (unaudited)

                                                                 Nine months ended September 30, 2001
                                             ----------------------------------------------------------------------------------
                                                                                                     Reclassi-
                                                                                                     fications
                                                                                 HECO      HECO         and
                                                                               Capital    Capital    elimina-        HECO
(in thousands)                                  HECO       HELCO      MECO     Trust I   Trust II      tions     consolidated
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock
  dividends of HECO........................   $ 70,646   $ 11,526   $ 13,958   $ 3,112    $ 2,822    $(31,418)       $ 70,646
Adjustments to reconcile income before
  preferred stock dividends of HECO to
  net cash provided by operating
  activities
   Equity in earnings......................    (24,976)         -          -         -          -      24,976               -
   Common stock dividends received from
    subsidiaries...........................     17,573          -          -         -          -     (17,573)              -
   Depreciation of property, plant and
    equipment..............................     45,588     13,703     16,044         -          -           -          75,335
   Other amortization......................      4,127      1,516      3,950         -          -           -           9,593
   Deferred income taxes...................      4,059       (443)    (1,292)        -          -           -           2,324
   Tax credits, net........................        385        195        272         -          -           -             852
   Allowance for equity funds used
    during construction....................     (2,663)      (219)      (336)        -          -           -          (3,218)
   Changes in assets and liabilities
    Increase in accounts receivable........     (1,916)    (1,136)      (963)        -          -          22          (3,993)
    Decrease in accrued unbilled
     revenues..............................      5,686      1,661      1,531         -          -           -           8,878
    Decrease (increase) in fuel oil
     oil stock.............................     (3,409)       (98)     4,227         -          -           -             720
    Increase in materials and supplies.....     (2,531)      (238)    (1,435)        -          -           -          (4,204)
    Increase in regulatory assets..........       (399)      (164)    (1,595)        -          -           -          (2,158)
    Decrease in accounts payable...........    (10,587)      (705)    (1,966)        -          -           -         (13,258)
    Changes in other assets and
     liabilities...........................     (4,426)     2,135      6,567         -          -       5,734          10,010
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating
 activities................................     97,157     27,733     38,962     3,112      2,822     (18,259)        151,527
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures.......................    (48,970)   (12,616)   (16,100)        -          -           -         (77,686)
Contributions in aid of construction.......      2,792      3,090        891         -          -           -           6,773
Advances to (repayments from) affiliates...     10,200          -    (10,000)        -          -        (200)              -
------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities......    (35,978)    (9,526)   (25,209)        -          -        (200)        (70,913)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Common stock dividends.....................    (17,037)    (7,808)    (9,587)      (93)       (85)     17,573         (17,037)
Preferred stock dividends..................       (810)      (400)      (286)        -          -         686            (810)
Preferred securities distributions
  of trust subsidiaries....................          -          -          -    (3,019)    (2,737)          -          (5,756)
Proceeds from issuance of long-term debt...     14,367          -          -         -          -           -          14,367
Net decrease in short-term borrowings
  from nonaffiliates and affiliate with
  original maturities of three months or
  less.....................................    (47,317)    (8,700)    (1,500)        -          -         200         (57,317)
Repayment of other short-term borrowings...     (3,000)         -          -         -          -           -          (3,000)
Other......................................     (8,025)      (677)         -         -          -           -          (8,702)
------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities......    (61,822)   (17,585)   (11,373)   (3,112)    (2,822)     18,459         (78,255)
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in
  cash and equivalents.....................       (643)       622      2,380         -          -           -           2,359
Cash and equivalents, beginning of
 period....................................      1,398          4        132         -          -           -           1,534
------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period........   $    755   $    626   $  2,512   $     -   $      -    $      -        $  3,893
==============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows (unaudited)

                                                                    Nine months ended September 30, 2000
                                                ---------------------------------------------------------------------------------
                                                                                                        Reclassi-
                                                                                                        fications
                                                                                    HECO      HECO         and
                                                                                  Capital    Capital    elimina-        HECO
(in thousands)                                     HECO       HELCO      MECO     Trust I   Trust II      tions     consolidated
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock
  dividends of HECO...........................   $ 73,569   $ 12,597   $ 14,256   $ 3,112    $ 2,822    $(32,787)       $ 73,569
Adjustments to reconcile income before
  preferred stock dividends of HECO to
  net cash provided by operating
  activities
   Equity in earnings.........................    (26,345)         -          -         -          -      26,345               -
   Common stock dividends received from
    subsidiaries..............................     19,368          -          -         -          -     (19,368)              -
   Depreciation of property, plant and
    equipment.................................     44,106     14,507     14,656         -          -           -          73,269
   Other amortization.........................      3,436        670      1,273         -          -           -           5,379
   Deferred income taxes......................      6,532        247       (174)        -          -           -           6,605
   Tax credits, net...........................        933        139        (56)        -          -           -           1,016
   Allowance for equity funds used
    during construction.......................     (3,081)      (210)      (811)        -          -           -          (4,102)
   Changes in assets and liabilities
    Increase in accounts receivable...........     (8,965)    (2,657)    (1,557)        -          -       1,899         (11,280)
    Decrease in accrued unbilled
     revenues.................................     (4,606)      (464)    (1,018)        -          -           -          (6,088)
    Decrease (increase) in fuel oil
     stock....................................      2,594       (318)     1,543         -          -           -           3,819
    Decrease (increase) in materials and
     supplies.................................       (392)        77        227         -          -           -             (88)
    Increase in regulatory assets.............     (1,403)      (174)    (1,130)        -          -           -          (2,707)
    Increase (decrease) in accounts payable...      1,108      4,035     (2,899)        -          -           -           2,244
    Changes in other assets and
     liabilities..............................     (7,755)     8,729      9,525         -          -       3,857          14,356
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating
 activities...................................     99,099     37,178     33,835     3,112      2,822     (20,054)        155,992
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures..........................    (51,023)   (16,088)   (21,844)        -          -           -         (88,955)
Contributions in aid of construction..........      2,927      2,479      1,307         -          -           -           6,713
Advances to (repayments from) affiliates......     11,400          -     (2,100)        -          -      (9,300)              -
Payments on notes receivable..................          -        138          -         -          -           -             138
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities.........    (36,696)   (13,471)   (22,637)        -          -      (9,300)        (82,104)
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Common stock dividends........................    (49,757)    (8,417)   (10,773)      (93)       (85)     19,368         (49,757)
Preferred stock dividends.....................       (810)      (400)      (286)        -          -         686            (810)
Preferred securities distributions
  of trust subsidiaries.......................          -          -          -    (3,019)    (2,737)          -          (5,756)
Proceeds from issuance of long-term debt......     13,059         91          -         -          -           -          13,150
Net decrease in short-term borrowings
  from nonaffiliates and affiliate with
  original maturities of three months or
  less........................................    (81,106)   (11,400)         -         -          -       9,300         (83,206)
Proceeds from other short-term borrowings.....     57,499          -          -         -          -           -          57,499
Other.........................................     (2,318)    (1,224)         -         -          -           -          (3,542)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities.........    (63,433)   (21,350)   (11,059)   (3,112)    (2,822)     29,354         (72,422)
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in
  cash and equivalents........................     (1,030)     2,357        139         -          -           -           1,466
Cash and equivalents, beginning of
 period.......................................      1,039        198        729         -          -           -           1,966
---------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period...........   $      9   $  2,555   $    868   $     -    $     -    $      -        $  3,432
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

(7)  Reconciliation of electric utility operating income per HEI and HECO
-------------------------------------------------------------------------
consolidated statements of income
---------------------------------

                                                                    Three months ended          Nine months ended
                                                                       September 30,              September 30,
                                                                  -----------------------    ----------------------
(in thousands)                                                       2001         2000          2001        2000
-------------------------------------------------------------------------------------------------------------------
Operating income from regulated and nonregulated activities
 before income taxes (per HEI consolidated statements of
 income)........................................................   $ 54,322     $ 53,293      $152,360    $156,538
Deduct:
 Income taxes on regulated activities...........................    (16,244)     (15,828)      (44,210)    (46,222)
 Revenues from nonregulated activities..........................     (1,155)      (2,061)       (3,481)     (4,407)
Add:
 Expenses from nonregulated activities..........................        603           98           941         796
                                                                  ----------   ----------    ----------  ----------
Operating income from regulated activities after income taxes
 (per HECO consolidated statements of income)...................   $ 37,526     $ 35,502      $105,610    $106,705
                                                                  ==========   ==========    ==========  ==========

Item 2. Management's discussion and analysis of financial condition and results
-------------------------------------------------------------------------------
of operations
-------------

The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

                             RESULTS OF OPERATIONS
HEI Consolidated
----------------

                                  Three months ended
                                     September 30,
(in thousands, except per    --------------------------     %                Primary reason(s) for
share amounts)                    2001          2000      change              significant change*
------------------------------------------------------------------------------------------------------------
Revenues......................   $447,292      $452,007      (1)     Increase for the electric utility
                                                                     segment, partly offset by decreases
                                                                     for the bank and "other" segments

Operating income..............     69,051        69,644      (1)     Increase for the bank and electric
                                                                     utility segments, more than offset by
                                                                     a decrease for the "other" segment
Income (loss) from:
     Continuing operations....   $ 28,666      $ 31,201      (8)     Lower operating income, lower AFUDC
                                                                     and higher interest expense partly due
                                                                     to higher average borrowings as a
                                                                     result of HEI's purchase of income
                                                                     notes in connection with the
                                                                     termination of ASB's investments in
                                                                     trust certificates in May and July 2001

     Discontinued operations..    (21,532)       (9,152)   (135)     Discontinued international power
                                                                     operations loss, partly offset by
                                                                     discontinued real estate operations
                                                                     income

------------------------------------------------------------------
                                 $  7,134      $ 22,049     (68)
==================================================================

Basic earnings (loss) per
 common share
     Continuing operations....   $   0.85      $   0.96     (11)     See explanation for income (loss)
                                                                     above and weighted-average number of
                                                                     common shares outstanding below

     Discontinued operations..      (0.64)        (0.28)   (129)
------------------------------------------------------------------
                                 $   0.21      $   0.68     (69)
==================================================================

Weighted-average number of
 common shares outstanding....     33,716        32,642       3      Issuances under the DRIP and other
                                                                     plans

                                    Nine months ended
                                      September 30,
(in thousands, except per    -----------------------------      %               Primary reason(s) for
share amounts)                      2001           2000       change             significant change*
-------------------------------------------------------------------------------------------------------------
Revenues......................   $1,307,968     $1,269,718        3     Increases for the electric utility
                                                                        and bank segments, partly offset by
                                                                        a decrease for the "other" segment

Operating income..............      198,685        204,190       (3)    Increase for the bank segment, more
                                                                        than offset by decreases for the
                                                                        electric utility and "other" segments
Income (loss) from:
     Continuing operations....   $   82,542     $   87,922       (6)    Lower operating income, lower AFUDC
                                                                        and higher interest expense due to
                                                                        higher average borrowings as a
                                                                        result of an HEIPC acquisition in
                                                                        March 2000 and HEI's purchase of
                                                                        income notes in connection with the
                                                                        termination of ASB's investments in
                                                                        trust certificates in May and July
                                                                        2001

     Discontinued operations..      (22,075)       (17,801)     (24)    Discontinued international power
                                                                        operations loss, partly offset by
                                                                        discontinued real estate operations
                                                                        income

---------------------------------------------------------------------
                                 $   60,467     $   70,121      (14)
=====================================================================

Basic earnings (loss) per
 common share
     Continuing operations....   $     2.47     $     2.71       (9)    See explanation for income (loss)
                                                                        above and weighted-average number of
                                                                        common shares outstanding below


     Discontinued operations..        (0.66)         (0.55)     (20)
---------------------------------------------------------------------
                                 $     1.81     $     2.16      (16)
=====================================================================

Weighted-average number of
 common shares outstanding....       33,454         32,438        3     Issuances under the DRIP and other
                                                                        plans

* Also see segment discussions which follow.

HEI's strategy is to focus its resources on its two core operating businesses that provide electric public utility and banking services in the State of Hawaii. In line with this domestic strategy, HEI has recently discontinued its international operations.

Keys to achieving returns from the electric utility business are to ensure customer satisfaction and contain costs. The electric utilities have established programs which offer customers specialized services and energy efficiency audits to aid them in saving on energy costs. With large power users in the electric utilities' service territories, such as the U.S. military, hotels and state and local government, management believes that maintaining customer satisfaction is a critical component in insuring kilowatthour (KWH) sales and revenue growth in Hawaii over time. The utilities have also undertaken cost containment measures to control costs in the current economic environment. For example, the electric utilities have implemented an integrated computer system that has allowed the consolidation of certain accounting and purchasing functions, thereby streamlining business processes, cutting labor costs and lowering inventory. The consolidation of the purchasing function also allows the utilities to realize savings from volume discounts.

ASB is expanding its traditional consumer focus to be a full-service community bank serving both individual and business customers. ASB is gradually enhancing its loan portfolio through diversification from single-family home mortgages to higher-yielding business and commercial real estate loans. Towards this end, ASB has hired experienced business lending personnel and has established an appropriate risk management infrastructure to manage this shift in assets.

Following is a general discussion of the results of operations by business segment.

Electric utility
----------------

                                       Three months ended
                                         September 30,
(in thousands, except per       ----------------------------------     %
barrel amounts)                       2001               2000        change        Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------------
Revenues........................    $341,386           $337,324          1       1.6% higher KWH sales ($6 million) and HELCO
                                                                                 rate increase
Expenses
 Fuel oil.......................      96,665             95,883          1       Higher fuel oil prices, partially offset by
                                                                                 1% fewer KWHs generated

 Purchased power................      87,670             85,092          3       Higher purchased power capacity payments due
                                                                                 to increased capacity (including a new IPP in
                                                                                 August 2000, Hamakua Partners), and more KWHs
                                                                                 purchased

 Other..........................     102,729            103,056          -       Lower production and transmission and
                                                                                 distribution maintenance expense, partly
                                                                                 offset by higher depreciation

Operating income................      54,322             53,293          2       Higher KWH sales and HELCO rate increase,
                                                                                 partly offset by higher fuel oil and
                                                                                 purchased power expenses

Net income......................      25,695             25,020          3       Higher operating income and lower interest
                                                                                 expense, partly offset by lower AFUDC and
                                                                                 higher income taxes

Kilowatthour sales (millions)...       2,471              2,433          2

Fuel oil price per barrel.......    $  35.45           $  34.42          3

                                           Nine months ended
                                             September 30,
(in thousands, except per         ----------------------------------            %
barrel amounts)                          2001               2000             change      Primary reason(s) for significant change
-----------------------------------------------------------------------------------------------------------------------------------
Revenues......................       $973,460           $934,574                4       Higher fuel oil and purchased energy fuel
                                                                                        prices, the effects of which are passed on
                                                                                        to customers ($17 million), 1.6% higher KWH
                                                                                        sales ($14 million), HELCO rate increase and
                                                                                        recovery of integrated resource planning and
                                                                                        related costs
Expenses
 Fuel oil.....................        266,995            262,130                2       Higher fuel oil prices, partly offset by 3%
                                                                                        fewer KWHs generated

 Purchased power..............        253,067            225,762               12       Higher purchased power capacity payments due
                                                                                        to increased capacity (including a new IPP
                                                                                        in August 2000, Hamakua Partners) and
                                                                                        availability, and more KWHs purchased

 Other........................        301,038            290,144                4       Higher other operation and maintenance
                                                                                        expenses, depreciation and taxes, other than
                                                                                        income taxes

Operating income..............        152,360            156,538               (3)      Higher purchased power capacity payments,
                                                                                        other operation and maintenance expenses and
                                                                                        depreciation, partially offset by higher KWH
                                                                                        sales and HELCO rate increase

Net income....................         69,836             72,759               (4)      Lower operating income and lower AFUDC,
                                                                                        partly offset by lower interest expense and
                                                                                        income taxes

Kilowatthour sales (millions).          7,010              6,902                2

Fuel oil price per barrel.....         $34.22             $32.09                7

KWH sales in the third quarter and first nine months of 2001 increased 1.6% from the same periods in 2000, partly due to warmer weather and an increase in the number of customers. In spite of the higher KWH sales, electric utility operating income decreased 3% from the first nine months of 2000, primarily due to higher purchased power capacity payments and other operation and maintenance expenses. Other operation expenses increased 6% primarily due to higher general liability and workers' compensation expenses and integrated resource planning costs (which were recovered in revenues, but subject to refund pending a final PUC order).

KWH sales for the third quarter of 2001 also reflect the adverse impact of the September 11, 2001 terrorist attack on the U.S. and subsequent events on Hawaii's economy. See "Potential adverse effect of terrorist attacks on Hawaii's economy and the Company."

Competition

The electric utility industry is becoming increasingly competitive. IPPs are well established in Hawaii and continue to actively pursue new projects. Customer self-generation, with or without cogeneration, has made inroads in Hawaii and is a continuing competitive factor. Competition in the generation sector in Hawaii is moderated, however, by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities. HECO and its subsidiaries have been able to compete successfully by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as heat pump water heaters and high efficiency chillers.

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

In May 2001, David Morihara became a commissioner on the PUC, but in October 2001, he resigned. No replacement has been named. The other commissioners are Dennis Yamada, Chairman (serving on the PUC since 1994), and Gregory Pai (serving on the PUC since 1998).

Recent rate requests

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs (e.g., the cost of purchased power) and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of November 1, 2001, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001 and based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999 and based on a 1999 test year).

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

On June 1, 2001, the PUC issued an order approving a new standby service rate schedule rider for HELCO. The standby service rider issue had been bifurcated from the rest of the rate case. The rider provides the rates, terms and conditions for obtaining backup and supplemental electric power from the utility when a customer obtains all or part of its electric power from sources other than HELCO.

The timing of a future HELCO rate increase request, if any, to recover costs relating to adding two combustion turbines at Keahole, including the remaining cost of pre-air permit facilities, will depend on future circumstances. See "HELCO power situation" in note (3) of HECO's "Notes to consolidated financial statements."

Regulatory asset related to delayed project costs

In December 1991, HECO filed an application with the PUC for the installation of a nominal 200 MW combined cycle power plant. Due to changes in circumstances, the expected timing for HECO's next generating unit was significantly delayed, and HECO withdrew its application in May 1993. In August 1994, HECO informed the PUC that, consistent with past and then current company practices, the accumulated project costs would be allocated primarily to ongoing active capital projects. The PUC advised HECO to file an application, which it did in February 1995, citing project costs of $5.8 million. The Consumer Advocate objected to the accounting treatment proposed by HECO. To simplify and expedite the proceeding, in September 2000, HECO and the Consumer Advocate reached an agreement on the accounting treatment, subject to PUC approval. Acceptance of the agreement by the parties was without prejudice to any position either of them may take in any subsequent proceeding. Under the agreement, $4.5 million of the $5.8 million total project costs would be amortized to operating expense ratably over a five-year period. In September 2000, HECO adjusted the project costs by $1.3 million to reflect the agreement with the Consumer Advocate, resulting in an after tax write-off of $0.8 million. In September 2001, HECO received PUC approval to amortize $4.5 million ratably over a five-year period, which HECO will begin in October 2001.

Other regulatory matters

In October 2001, HECO and the Consumer Advocate finalized an agreement, subject to PUC approval, under which HECO's three commercial and industrial demand-side management (DSM) programs and two residential DSM programs would be continued until HECO's next rate case (which HECO commits under the agreement to file within three years using a 2003 or 2004 test year). The agreement is in lieu of HECO continuing to seek approval of new 5-year DSM programs. Any DSM programs to be in place after HECO's next rate case will be determined as part of the case. Under the agreement, HECO will cap the recovery of lost margins and shareholder incentives if such recovery would cause HECO to exceed its current authorized return on rate base. HECO also agrees it will not pursue the continuation of lost margins recovery through a surcharge mechanism or shareholder incentives in future rate cases. Further, the agreement provides that HELCO and MECO will take the steps necessary to implement any changes made by the PUC with respect to DSM program costs within one year from the time such costs are incorporated into HECO's rates as a result of HECO's next rate case, at which time HELCO and MECO will cease accrual of lost margins and shareholder incentives. Consistent with the agreement, HELCO and MECO filed requests to continue their existing DSM programs on October 31, 2001.

Accounting for the effects of certain types of regulation

In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs of HECO and its subsidiaries based on current cost-based rate-making regulations. Management believes HECO and its subsidiaries' operations currently satisfy the SFAS No. 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations, financial position or liquidity may result. As of September 30, 2001, HECO's consolidated regulatory assets amounted to $112 million.

Legislation

Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. For example, Congress is considering an energy plan designed to increase the supply of oil, as well as legislation that would promote renewable energy sources and conservation. The Hawaii legislature did not consider deregulation in its 2001 session, but passed a law that requires electric utilities to establish "renewables portfolio standard" goals of 7% by December 31, 2003, 8% by December 31, 2005 and 9%
by December 31, 2010. Any electric utility whose percentage of electrical sales represented by renewable energy does not meet these goals will have to report to the PUC and provide an explanation for not meeting the renewables portfolio standard. The PUC could then grant a waiver from the standard or an extension for meeting the standard. The PUC may also provide incentives to encourage electric utilities to exceed the standards or meet the standards earlier, or both. HECO, MECO and HELCO are permitted to aggregate their renewable portfolios in order to achieve these goals. The new law also requires that electric utilities offer net energy metering to solar, wind turbine, biomass or hydroelectric energy generating systems (or hybrid systems) with a capacity up to 10 kilowatts (i.e., a customer-generator may be a net user or supplier of energy and will make payments to or receive credit from the electric utility accordingly). Every electric utility must develop a standard contract or tariff providing for net energy metering (which will be available on a first-come-first-served basis) until the time that the total rated generating capacity produced by the eligible customer-generators equals 0.5% of the electric utility's system peak demand. HECO and its subsidiaries filed tariffs implementing the net energy metering requirement, effective July 26, 2001. Management cannot at this time predict the impact of this law or other proposed legislation on the utilities or their customers.

Bank
----


                                    Three months
                                  ended September 30,
                             -----------------------------           %
(in thousands)                  2001              2000            change      Primary reason(s) for significant change
--------------------------------------------------------------------------------------------------------------------------
Revenues...........         $108,034          $114,300              (5)     Lower interest income as a result of lower
                                                                            weighted-average yields on assets, partly
                                                                            offset by higher other income (primarily due
                                                                            to lower writedowns of investments after the
                                                                            termination of ASB's investments in trust
                                                                            certificates and HEI's purchase of income
                                                                            notes, revenues from Bishop Insurance Agency
                                                                            of Hawaii, Inc. (BIA) acquired in March 2001
                                                                            and increased credit card interchange and ATM
                                                                            fees)

Operating income...           19,488            16,979              15      Higher other income, partly offset by lower
                                                                            net interest income and higher expenses,
                                                                            including higher service bureau expense and
                                                                            compensation expense from BIA

Net income.........           11,072             9,815              13      Higher operating income

Interest rate                   3.08%             3.11%             (1)     72 basis points decrease in the
 spread............                                                         weighted-average yield on interest-earning
                                                                            assets, partly offset by a 69 basis points
                                                                            decrease in the weighted-average rate on
                                                                            interest-bearing liabilities

                                        Nine months
                                    ended September 30,
                          -----------------------------------
(in thousands)                    2001              2000            change       Primary reason(s) for significant change
---------------------------------------------------------------------------------------------------------------------------
Revenues...............       $336,038          $333,266               1       Higher other income (primarily due to net
                                                                               gains on sales of mortgage/asset-backed
                                                                               securities and loans, revenues from BIA
                                                                               acquired in March 2001 and increased credit
                                                                               card interchange and ATM fees), partly
                                                                               offset by lower interest income as a result
                                                                               of lower weighted-average yields on
                                                                               mortgage/asset-backed securities and
                                                                               investments

Operating income.......         57,209            52,484               9       Higher other income, partly offset by
                                                                               slightly lower net interest income and
                                                                               higher expenses, including higher service
                                                                               bureau expense and compensation expense
                                                                               from BIA

Net income.............         33,154            30,432               9       Higher operating income

Interest rate spread...           3.10%             3.18%             (3)      24 basis points decrease in the
                                                                               weighted-average yield on interest-earning
                                                                               assets, partly offset by a 16 basis points
                                                                               decrease in the weighted-average rate on
                                                                               interest-bearing liabilities

ASB's interest rate spread--the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities--decreased 1% and 3% for the third quarter and first nine months of 2001, respectively, compared to the same periods in 2000. Comparing the first nine months of 2001 to the same period in 2000, the weighted-average yield on interest-earning assets decreased at a faster rate than the weighted-average rate on interest-bearing liabilities decreased.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. Deposits increased by $80 million in the first nine months of 2001, due to $85 million of interest credited to accounts. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and investment and mortgage/asset-backed securities and other sources. Advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase continue to be significant sources of funds. Using sources of funds with a higher cost than deposits, such as advances from the FHLB and securities sold under agreements to repurchase, puts downward pressure on ASB's net interest income.

As of September 30, 2001, ASB's allowance for loan losses was 1.36% of average loans outstanding. Changes in the allowance for loan losses for the periods indicated are as follows:

Nine months ended September 30,                                              2001              2000
--------------------------------------------------------------------------------------------------------------
(in thousands)
Allowance for loan losses, January 1.................................      $37,449           $35,348
Provision for loan losses............................................        9,000             9,400
Net charge-offs......................................................       (5,549)           (7,914)
                                                                           -------           -------
Allowance for loan losses, September 30..............................      $40,900           $36,834
                                                                           =======           =======

In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB's income taxes. For the first nine months of 2001, ASB and subsidiaries' effective income tax rate was 35%. Although the State of Hawaii has challenged the tax treatment of this reorganization, ASB believes that its tax position is proper.

Regulation

Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as "well-capitalized" institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2001, ASB was "well-capitalized" (ratio requirements noted in parentheses) with a leverage ratio of 6.4% (5.0%), a Tier-1 risk-based ratio of 11.7% (6.0%) and a total risk-based ratio of 12.8% (10.0%).

For a discussion of securities deemed impermissible investments by the OTS, see "Disposition of certain debt securities" in note (4) of HEI's "Notes to consolidated financial statements."

Other
-----

                         Three months ended
                           September 30,
                 -------------------------------          %
(in thousands)            2001              2000       change          Primary reason(s) for significant change
-----------------------------------------------------------------------------------------------------------------
Revenues.........       (2,128)            $ 383        NM           Writedown of income notes purchased in
                                                                     connection with the termination of ASB's
                                                                     investments in trust certificates in May
                                                                     and July of 2001 ($3 million)

Operating loss...       (4,759)             (628)       (658)        Lower revenues and higher corporate general
                                                                     and administrative expenses

                         Nine months ended
                           September 30,
                 -------------------------------         %
(in thousands)            2001              2000       change          Primary reason(s) for significant change
-----------------------------------------------------------------------------------------------------------------
Revenues.........       (1,530)          $ 1,878         NM          Writedown of income notes purchased in
                                                                     connection with the termination of ASB's
                                                                     investments in trust certificates in May
                                                                     and July 2001 ($3 million) and equity in
                                                                     net loss of Utech Venture Capital
                                                                     Corporation ($1 million), partly offset by
                                                                     interest income on income notes

Operating loss...      (10,884)           (4,832)          (125)     See explanation for revenues and higher
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

Discontinued operations
-----------------------
See note (5) in HEI's "Notes to consolidated financial statements."

Contingencies
-------------
See note (8) and note (3) in HEI's and HECO's respective "Notes to consolidated financial statements" for discussions of contingencies.

Recent accounting pronouncements
--------------------------------
See note (7) and note (5) in HEI's and HECO's respective "Notes to consolidated financial statements."

Potential adverse effect of terrorist attacks on Hawaii's economy and the
-------------------------------------------------------------------------
Company
-------

The September 11, 2001 terrorist attacks on the U.S. and subsequent events have weakened Hawaii's economy. Tourism accounts for about a quarter of the state's economic output. In the five weeks of air travel following the attacks, visitor arrivals to Hawaii fell by 32% compared with the same period a year ago. The downturn in tourism-related businesses has also resulted in job layoffs throughout the state, further contributing to the weakening economy in Hawaii.

HECO and its subsidiaries are preparing for an impact on KWH sales that may be comparable to that which occurred due to the Persian Gulf War in 1991. HECO's KWH sales in the first half of 1991 decreased 1.1% compared to the same period a year earlier. During the five weeks following the September 11 terrorist attacks, net system generation (an indicator of KWH sales) for HECO and its subsidiaries dropped by approximately 0.4% from the levels during the same period last year. In addition, HECO and its subsidiaries expect increased bad debt expense due to resulting business closures and layoffs and significantly reduced 2002 pension plan income as a result of the continuing stock market decline. HECO and its subsidiaries estimate that each one percentage point drop in annual KWH sales would result in a decline in net income of approximately $4 million. HECO and its subsidiaries also estimate pension income for 2002, net of amounts capitalized and income taxes, will be $4 million lower than 2001, based on current assumptions for 2002 and a projected negative 13% asset return for 2001. Between a projected negative 7% and negative 17% asset return for 2001, each negative one percentage point change in asset return is expected to result in approximately $0.8 million less 2002 pension income, net of amounts capitalized and income taxes, for consolidated HECO. In response to these actual and anticipated negative financial effects, HECO and its subsidiaries are currently evaluating additional cost-cutting steps.

The downturn in the Hawaii economy could lead to higher delinquencies in ASB's loan portfolio and the slowdown in the U.S. economy may affect the performance of ASB's holdings of mortgage/asset-backed securities. ASB is contacting larger customers to determine the effect that the slowdown in tourism is having on their businesses and ASB is monitoring the delinquencies in residential and consumer loan portfolios to identify any delinquency trends that may arise. At September 30, 2001, ASB had outstanding loans to businesses with significant exposure to the tourism industry, including an airline and hotels, of less than 1% of total loans outstanding. Substantially all of these loans are secured by commercial real estate and/or corporate assets and were performing as of September 30, 2001. ASB continues to monitor the performance of its investment portfolio, primarily its home equity asset-backed securities. Federal government monetary policies and falling interest rates have resulted in increased mortgage refinancing volume as well as accelerated prepayments of loans and securities. ASB's interest rate spread, the difference between the yield on interest-earning assets and the cost of funds, may be compressed if yields on assets decline more rapidly than the cost of funds.

Volatility in U.S. capital markets or higher delinquencies in the assets underlying the income notes held directly by HEI may also negatively impact the fair value of the income notes in future periods.

Federal and state governmental actions in response to the attacks and the subsequent economic downturn could partially offset some of these negative factors. Because of the heightened concern over national security, Hawaii's defense industry could benefit if Congress approves additional federal spending for defense. The Governor has called the Hawaii Legislature into a special session in October 2001 to consider an economic stimulus package to help mitigate the negative effects of the terrorist attacks. Among the Governor's proposals are a construction fund for new public works projects, waiver of landing fees at state airports, an overhaul of the tourism marketing plan and various tax breaks and deferrals for residents and businesses.

In light of these uncertainties, management is unable to accurately forecast the net effect of the terrorist attacks and related events on Hawaii's economic growth and the Company. Until Hawaii's tourism industry and general economic conditions rebound, management believes that consequences in Hawaii of the September 11, 2001 terrorist attacks will, on balance, have a negative financial effect on the Company and, therefore, could adversely affect the Company's results of operations and financial condition.

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

The consolidated capital structure of HEI was as follows:


(in millions)                                             September 30, 2001                   December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
Short-term borrowings.............................        $   39                2             $  104                5%
Long-term debt....................................         1,167               50              1,089               48
HEI- and HECO-obligated preferred
   securities of trust subsidiaries...............           200                9                200                9
Preferred stock of subsidiaries...................            34                1                 34                1
Common stock equity...............................           882               38                839               37
-----------------------------------------------------------------------------------------------------------------------
                                                          $2,322              100%            $2,266              100%
=======================================================================================================================

ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB of Seattle are not included in the table above.

As of November 1, 2001, the Standard & Poor's (S&P) and Moody's Investors Service's (Moody's) ratings of HEI's and HECO's securities were as follows:

                                                                                    S&P      Moody's
------------------------------------------------------------------------------------------------------------
HEI
---
Commercial paper..............................................................     A-2          P-2
Medium-term notes.............................................................     BBB          Baa2
HEI-obligated preferred securities of trust subsidiary........................     BB+          Ba1

HECO
----
Commercial paper..............................................................     A-2          P-2
Revenue bonds (insured).......................................................     AAA          Aaa
Revenue bonds (noninsured)....................................................     BBB+         Baa1
HECO-obligated preferred securities of trust subsidiaries.....................     BBB-         Baa2
Cumulative preferred stock (selected series)..................................     nr           Baa3

nr  Not rated.

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

For the first nine months of 2001, net cash provided by operating activities of consolidated HEI was $183 million. Net cash provided by investing activities was $46 million, largely due to repayments and sales of mortgage/asset-backed and investment securities and loans, net of originations and purchases, partly offset by HECO's consolidated capital expenditures. Net cash used in financing activities was $38 million as a result of several factors, including the payment of common stock dividends and trust preferred securities distributions and net decreases in advances from the FHLB and short-term borrowings, partly offset by net increases in deposit liabilities, securities sold under agreements to repurchase and long-term debt and the issuance of common stock.

Total HEI consolidated financing requirements for 2001 through 2005, including net capital expenditures (which exclude AFUDC and capital expenditures funded by third-party contributions in aid of construction) and long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase), are estimated to total $1.1 billion. Of this amount, approximately $0.6 billion is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below). HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 64% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements.

Additional debt and equity financing may be required to fund activities not included in the 2001 through 2005 forecast, such as increases in the amount of or an acceleration of capital expenditures of the electric utilities.

On October 31, 2001, HEI announced that it plans to offer in an underwritten, registered public offering 1.5 million shares of its common stock (or 1.725 million shares if the underwriters' over-allotment option is exercised). Proceeds from the sale will be used to repay debt and for other general corporate purposes. HEI's announcement does not constitute an offer of common stock or any other securities for sale.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

Electric utility

HECO's consolidated capital structure was as follows:


(in millions)                                              September 30, 2001                  December 31, 2000
--------------------------------------------------------------------------------------------------------------------
Short-term borrowings.............................            $   53             3%          $  113            7%
Long-term debt....................................               682            39              668           38
HECO-obligated preferred securities of trust
 subsidiaries.....................................               100             6              100            6
Preferred stock...................................                34             2               34            2
Common stock equity...............................               878            50              825           47
--------------------------------------------------------------------------------------------------------------------
                                                              $1,747           100%          $1,740          100%
====================================================================================================================

Operating activities provided $152 million in net cash during the first nine months of 2001. Investing activities used net cash of $71 million, primarily for capital expenditures. Financing activities used net cash of $78 million, including $17 million for the payment of common stock dividends, $7 million for the payment of preferred dividends and preferred securities distributions and $60 million for the net repayment of short-term borrowings, partially offset by a $14 million net increase in long-term debt.

The electric utilities' consolidated financing requirements for 2001 through 2005, including net capital expenditures and long-term debt repayments, are estimated to total $0.6 billion. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are expected to provide substantially all of the total requirements.

As of September 30, 2001, $14 million of proceeds from previous sales by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds issued for the benefit of HECO remain undrawn. Also as of September 30, 2001, an additional $65 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance for the benefit of HECO and HELCO prior to the end of 2003. HECO estimates that it will require approximately $5 million in new common equity, in addition to increases in its retained earnings, over the five-year period 2001 through 2005. The PUC must approve issuances, if any, of equity and long-term debt securities by HECO, HELCO and MECO.

Capital expenditures include the costs of projects which are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 2001 through 2005 are currently estimated to total $0.6 billion. Approximately 65% of forecast gross capital expenditures, which includes AFUDC and capital expenditures funded by third-party contributions in aid of construction, is for transmission and distribution projects, with the remaining 35% primarily for generation projects.

For 2001, electric utility net capital expenditures are estimated to be $123 million. Gross capital expenditures are estimated to be $138 million, including approximately $98 million for transmission and distribution projects, approximately $24 million for generation projects and approximately $16 million for general plant and other projects. Drawdowns of proceeds from previous sales of tax-exempt special purpose revenue bonds and the generation of funds from internal sources are expected to provide the cash needed for net capital expenditures in 2001.

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

Bank

                                                        September 30,  December 31,        %
(in millions)                                                    2001          2000   change
--------------------------------------------------------------------------------------------
Total assets.........................................          $6,062        $5,969        2
Investment and mortgage/asset-backed securities......           2,565         2,271       13
Loans receivable, net................................           2,778         3,211      (13)
Deposit liabilities..................................           3,664         3,585        2
Securities sold under agreements to repurchase.......             722           597       21
Advances from Federal Home Loan Bank.................           1,050         1,249      (16)

As of September 30, 2001, ASB was the third largest financial institution in Hawaii based on total assets of $6.1 billion and deposits of $3.7 billion.

In June 2001, ASB converted $397 million in residential mortgage loans into Federal National Mortgage Association (FNMA) pass-through securities. These securities were transferred into ASB's investment securities portfolio and can be used as collateral for FHLB advances and other borrowings. The conversion of the loans also improves ASB's risk-based capital ratio since less capital is needed to support federal agency securities than whole loans. In late June 2001, ASB sold $208 million of the FNMA pass-through securities to improve ASB's interest rate risk profile. The securities sold were lower yielding 30-year fixed-rate securities with long durations. ASB has reinvested the proceeds into shorter duration fixed-rate and adjustable-rate securities.

For the first nine months of 2001, net cash provided by ASB's operating activities was $88 million. Net cash provided by ASB's investing activities was $145 million, due largely to the repayments and sales of mortgage/asset-backed and investment securities and loans, net of originations and purchases. Net cash used in financing activities was $11 million largely due to net decreases of $199 million in advances from FHLB and $20 million in common and preferred stock dividends, partly offset by net increases of $80 million in deposit liabilities and $127 million in securities sold under agreements to repurchase.

Effective July 18, 2001, the OTS removed the regulation that required a savings association to maintain an average daily balance of liquid assets of at least 4% of its liquidity base, and retained a provision requiring a savings association to maintain sufficient liquidity to ensure its safe and sound operation. As of September 30, 2001, ASB had maintained liquid assets at a level which in the opinion of management is sufficient to ensure its safe and sound operation.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of September 30, 2001, ASB was in compliance with the OTS minimum capital requirements (ratio requirements noted in parentheses) with a tangible capital ratio of 6.4% (1.5%), a core capital ratio of 6.4% (4.0%) and a risk-based capital ratio of 12.8% (8.0%).

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

U.S. Treasury yields at September 30, 2001 and December 31, 2000 were as follows:

            Term              September 30, 2001        December 31, 2000
            ----              ------------------        -----------------
           3 month                   2.37%                     5.88%
           1 year                    2.50                      5.36
           5 year                    3.79                      4.98
          10 year                    4.58                      5.11
          30 year                    5.41                      5.45

Interest rates (as measured by U.S. Treasury yields for various maturities) have decreased between 4 and 351 basis points from December 31, 2000 to September 30, 2001. Management believes that this lower interest rate environment and the shift from an inverted yield curve to a more normal yield curve resulted in an immaterial change in the Company's estimated fair values of its interest-sensitive assets, liabilities and off-balance sheet items.


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

Item 5. Other information
-------------------------

A.   Ratio of earnings to fixed charges

HEI and subsidiaries

  Ratio of earnings to fixed charges excluding interest on ASB deposits

                                       Years ended December 31,
    Nine months ended       --------------------------------------------
    September 30, 2001         2000    1999     1998     1997     1996
 -----------------------------------------------------------------------

          1.84                 1.76    1.83     1.88     1.91     1.95
 =======================================================================

  Ratio of earnings to fixed charges including interest on ASB deposits

                                       Years ended December 31,
    Nine months ended       --------------------------------------------
    September 30, 2001         2000    1999     1998     1997     1996
 -----------------------------------------------------------------------

          1.52                 1.49    1.50     1.48     1.59     1.57
 =======================================================================

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

HECO and subsidiaries

  Ratio of earnings to fixed charges

                                       Years ended December 31,
    Nine months ended       --------------------------------------------
    September 30, 2001         2000    1999     1998     1997     1996
 -----------------------------------------------------------------------

          3.62                 3.39    3.09     3.33     3.26     3.58
 =======================================================================

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

The Kamoku to Pukele transmission line project requires approval from the BLNR of a Conservation District Use Permit (CDUP). Several community and environmental groups have opposed the project, particularly the overhead portion of it. The BLNR held a public hearing on the CDUP in March 2001, at which several groups requested a contested case hearing. The BLNR appointed a hearings officer and the contested case hearing is scheduled for November 1 through 9, 2001.

In late 2000, the DLNR accepted a Revised Final Environmental Impact Statement (RFEIS) prepared in support of HECO's application for a CDUP. In early 2001, three organizations and an individual filed a complaint challenging the DLNR's acceptance of the RFEIS, seeking among other things a judicial declaration that the RFEIS is inadequate and null and void. The BLNR has not halted administrative proceedings on the CDUP process (while the lawsuit is pending). HECO is vigorously contesting the lawsuit.

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

C.   Description of HEI capital stock

The following supplements and restates the description of HEI's Common Stock and Preferred Stock, the related rights of stockholders under the Stockholder Rights Plan adopted by the Board of Directors of HEI on October 28, 1997, and other related matters, for the purpose of updating the description thereof in registration statements filed by HEI under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

Description of Capital Stock

Under HEI's Restated Articles of Incorporation, HEI is authorized to issue 100,000,000 shares of common stock without par value and 10,000,000 shares of preferred stock without par value. The HEI Board of Directors has authorized and designated only one series of preferred stock, being 500,000 shares of Series A Junior Participating Preferred Stock, none of which has been issued. The following description of the terms of HEI's capital stock sets forth general terms and provisions of HEI's capital stock and does not purport to be complete and is subject to and qualified in its entirety by reference to HEI's Restated Articles of Incorporation, the resolution creating the Series A Junior Participating Preferred Stock and the Stockholder Rights Plan described below.

General

The outstanding shares of HEI's common stock, other than shares of restricted stock issued from time to time under HEI's Stock Option and Incentive Plan of 1987 (as amended) until such restrictions are satisfied, are fully paid and nonassessable. Additional shares of common stock, when issued, will be fully paid and nonassessable when the consideration for which HEI's Board of Directors authorizes their issuance has been received. The holders of common stock have no preemptive rights and there are no applicable conversion, redemption or sinking fund provisions.

HEI's common stock is transferable at the Shareholder Services Office of HEI, Pacific Tower, 8th Floor, 1001 Bishop Street, Honolulu, Hawaii 96813, and at the office of Continental Stock Transfer & Trust Company, Co-Transfer Agent and Registrar, 2 Broadway, New York, New York 10004. After December 2001, Continental Stock Transfer & Trust Company will be relocating their offices to 17 Battery Place, New York, New York 10004.

Common Stock

Dividend Rights and Limitations

Stock and cash dividends may be paid to the holders of common stock as and when declared by the HEI Board of Directors, provided that, after giving effect thereto, HEI is able to pay its debts as they become due in the usual course of its business and HEI's total assets are not less than the sum of its total liabilities plus the maximum amount that would be payable in any liquidation in respect of all outstanding shares having preferential rights in liquidation. All shares of common stock are entitled to participate equally with respect to dividends.

HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, the principal sources of its funds are dividends or other distributions from its operating subsidiaries, borrowings and sales of equity. The ability of certain of HEI's direct and indirect subsidiaries to pay dividends or make other distributions to HEI, or to make loans or extend credit to or purchase assets from HEI, is subject to contractual, statutory and regulatory restrictions, including without limitation the provisions of an agreement with the Hawaii Public Utilities Commission (pertaining to HEI's electric public utility subsidiaries) and the minimum capital requirements imposed by law on HEI's federal bank subsidiary, as well as restrictions and limitations set forth in debt instruments, preferred stock resolutions and guarantees. HEI does not expect that the regulatory and contractual restrictions applicable to HEI or its direct or indirect subsidiaries will significantly affect its ability to pay dividends on its common stock. Please see "Business--Regulation and other matters--Restrictions on dividends and other distributions" in HEI's Annual Report on Form 10-K for the year ended December 31, 2000 for a more complete description of the ability of certain of HEI's subsidiaries to pay dividends or make other distributions to HEI.

Liquidation Rights

In the event of any liquidation, dissolution, receivership, bankruptcy, disincorporation or winding up of the affairs of HEI, voluntarily or involuntarily, holders of HEI's common stock are entitled to any assets of HEI available for distribution to HEI's stockholders after the payment in full of any preferential amounts to which holders of any preferred stock may be entitled. All shares of common stock will rank equally in the event of liquidation.

Voting Rights

Holders of common stock are entitled to one vote per share, subject to such limitation or loss of right as may be provided in resolutions which may be adopted from time to time creating series of preferred stock or otherwise. At annual and special meetings of stockholders, a majority of the outstanding shares of common stock constitute a quorum and any action may be approved if the votes cast in favor of the action exceed the votes cast opposing the action, except as otherwise required by law, and except with respect to the amendment of certain provisions of HEI's By-laws and except as may be provided in resolutions that may be adopted from time to time creating series of preferred stock or otherwise.

Under HEI's current By-laws, one-third (as nearly as possible) of the total number of directors is elected at each annual meeting of stockholders and no holder of common stock is entitled to cumulate votes in an election of directors so long as HEI shall have a class of securities registered pursuant to the Exchange Act that is listed on a national securities exchange or traded over-the-counter on the National Association of Securities Dealers, Inc. Automated Quotation System. Under HEI's By-laws, directors may be removed from office only for cause.

An amendment to the provisions in the By-laws relating to (1) matters which may be brought before an annual meeting, (2) matters which may be brought before a special meeting, (3) cumulative voting, (4) the number and staggered terms of members of the Board of Directors, (5) removal of directors and (6) amendment of the By-laws must in each case be approved either (a) by the affirmative vote of 80% of the shares entitled to vote generally with respect to election of directors voting together as a single class, or (b) by the affirmative vote of a majority of the entire Board of Directors plus a concurring vote of a majority of the "continuing directors" (as that term is defined in the By-laws) voting separately and as a subclass of directors.

The provisions of HEI's By-laws discussed in the foregoing two paragraphs, and the stockholder rights plan and statutory provisions discussed below, may have the effect of delaying, deferring or preventing a change in control of HEI.

Preferred Stock

General

Preferred stock may be issued by the Board of Directors in one or more series, without action by HEI's stockholders and with such preferences, voting powers, restrictions and qualifications as may be fixed by resolution of the Board of Directors authorizing the issuance of those shares. Under current Hawaii law, all shares of a series of preferred stock must have preferences, limitations and relative rights identical with those of other shares of the same series and, except to the extent otherwise provided in the description of the series, with those of other series in the same class.

If and when authorized by the Board of Directors, preferred stock may be preferred as to dividends or in liquidation, or both, over the common stock. For example, the terms of the preferred stock, if and when authorized, could prohibit dividends on shares of common stock until all dividends and any mandatory redemptions have been paid with respect to shares of preferred stock. In addition, the Board of Directors may, without stockholder approval, issue preferred stock with voting and conversion rights which could adversely affect the voting power or economic rights of the holders of common stock. Issuance of preferred stock by HEI could thus have the effect of delaying, deferring or preventing a change of control of HEI. The first and only series of Preferred Stock that has been authorized by the Board of Directors as of the date of this prospectus is the Series A Junior Participating Preferred Stock that was created in connection with the establishment of HEI's Stockholder Rights Plan discussed below.

Principal Terms of the Stockholder Rights Plan

On October 28, 1997, the Board of Directors of HEI adopted a Stockholder Rights Plan and declared a dividend of one right for each share of common stock of HEI to stockholders of record on November 10, 1997 (the "Record Date"). A right has attached and will continue to attach to each share of common stock issued between the Record Date and the Distribution Date (as such term is defined below). Each right will entitle the registered holder to purchase from HEI a unit (a "Unit") consisting of one one-hundredth of a share of Series A Junior Participating Preferred Stock without par value at a purchase price of $112 per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the rights are set forth in the Rights Agreement, dated as of October 28, 1997, between HEI and Continental Stock Transfer & Trust Company, as rights agent.
The following summary of the rights and the Stockholder Rights Plan is not intended to be complete and is qualified in its entirety by reference to the Rights Agreement. HEI's rights plan is designed to deter coercive or unfair takeover tactics, including the gradual accumulation of shares in the open market, partial or two-tiered tender offers, and private transactions through which an acquiror gains control of HEI without offering fair value to all of HEI's stockholders.

Until the Distribution Date (as defined below), (1) no separate rights certificates will be distributed and the rights will be evidenced by the common stock certificates and will be transferred with and only with those common stock certificates, (2) new common stock certificates will contain a notation incorporating the Rights Agreement by reference and (3) the surrender for transfer of any certificates for common stock outstanding will also constitute the transfer of the rights associated with the common stock represented by that certificate. The rights will separate from the common stock upon the earlier of
(a) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock other than as a result of repurchases of stock by HEI (the "Stock Acquisition Date") or (b) 10 days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person (the earlier of (a) and (b), the "Distribution Date"). As soon as practicable after the Distribution Date, rights certificates will be mailed to holders of record of the common stock as of the close of business on the Distribution Date and, thereafter, the separate rights certificates alone will represent the rights.

Except as otherwise determined by the Board of Directors, only shares of common stock issued and outstanding prior to the Distribution Date will have rights attached.

The rights are not exercisable until the Distribution Date and will expire at the close of business on November 1, 2007 unless earlier redeemed by HEI as described below. At no time will the rights have any voting power.

In the event a person becomes an Acquiring Person, each holder of a right will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of HEI), having a value equal to two times the Exercise Price of the right. Notwithstanding any of the foregoing, following the occurrence of the event set forth in the prior sentence (the "Flip-in Event"), all rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void. However, rights are not exercisable following the occurrence of the Flip-in Event until such time as the rights are no longer redeemable by HEI as set forth below.

In the event that following the Stock Acquisition Date, (1) HEI engages in a merger or business combination transaction in which HEI is not the surviving corporation; (2) HEI engages in a merger or business combination transaction in which HEI is the surviving corporation and the common stock of HEI is changed or exchanged; or (3) 50% or more of HEI's assets or earning power is sold or transferred (all deemed "Flip-Over Events"), each holder of a right (except rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise of the right, common stock of the acquiring company having a value equal to two times the Exercise Price of the right.

The Purchase Price payable, and the number of Units of Series A Junior Participating Preferred Stock or other securities or property issuable, upon exercise of the rights are subject to adjustment from time to time to prevent dilution (1) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Series A

Junior Participating Preferred Stock, (2) if holders of the Series A Junior Participating Preferred Stock are granted certain rights or warrants to subscribe for preferred stock or convertible securities at less than the current market price of the Series A Junior Participating Preferred Stock, or (3) upon the distribution to holders of the Series A Junior Participating Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

With certain exceptions, no adjustments in the Purchase Price will be required until cumulative adjustments amount to at least 1% of the Purchase Price. No fractional Units will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading date prior to the date of exercise.

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

Principal Terms of the Series A Junior Participating Preferred Stock

On October 28, 1997, the Board of Directors of HEI authorized a series of 500,000 shares of preferred stock, designated the Series A Junior Participating Preferred Stock. The Series A Junior Participating Preferred Stock is without par value, and was created in conjunction with the Board's adoption of the Rights Agreement described above. No shares of Series A Junior Participating Preferred Stock have been issued. The Series A Junior Participating Preferred Stock may be purchased under certain circumstances, as set forth in the Rights Agreement. The exercise price for one one-hundredth of a share of Series A Junior Participating Preferred Stock is $112, subject to adjustment.

The Series A Junior Participating Preferred Stock ranks junior to all other series of Preferred Stock as to the payment of dividends and distribution of assets, unless the terms of any such series provide otherwise. If declared by the Board of Directors out of funds legally available therefore, the dividend rate for the Series A Junior Participating Preferred Stock is the greater of $61.00 per quarter, or 100 times the then current quarterly dividend per common share (as adjusted from time to time to reflect stock dividends, subdivisions or combinations). Whenever quarterly dividends on the Series A Junior Participating Preferred Stock are in arrears, dividends or other distributions may not be made on the common stock or on any series of preferred stock ranking junior to the Series A Junior Participating Preferred Stock. Upon liquidation, no holders of shares ranking junior to the Series A Junior Participating Preferred Stock shall receive any distribution until all holders of the Series A Junior Participating Preferred Stock shall have received $100 per share, plus any unpaid dividends (the "Series A Liquidation Preference"). Following payment of the Series A Liquidation Preference, no additional distributions shall be made to the holders of Series A Junior Participating Preferred Stock unless holders of common stock receive an amount equal to the Series A Liquidation Preference divided by 100, as adjusted, and thereafter (and after taking into account any amounts that may then be due to holders of any other series of preferred stock) the holders of the Series A Junior Participating Preferred Stock shall be entitled to share in the remaining assets of HEI with the holders of the common stock, ratably on a per share basis. In the event that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of preferred stock, if any, which rank on a parity with the Series A Junior Participating Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences.

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

Restriction on Purchases of Shares and Consequences of Substantial Holdings of Shares under Certain Hawaii and Federal Laws

Provisions of Hawaii and federal law, some of which are described below, place restrictions on the acquisition of beneficial ownership of 5% or more of the voting power of HEI. The following does not purport to be a complete enumeration of all of these provisions, nor does it purport to be a complete description of the statutory provisions that are enumerated. Persons contemplating the acquisition of 5% or more of the issued and outstanding shares of HEI's common stock should consult with their legal and financial advisors concerning statutory and other restrictions on such acquisitions.

The Hawaii Control Share Acquisition Act places restrictions on the acquisition of ranges of voting power (starting at 10% and at 10% intervals up to a majority) for the election of directors of HEI unless the acquiring person obtains approval of the acquisition, in the manner specified in the Control Share Acquisition Act, by the affirmative vote of the holders of a majority of the voting power of all shares entitled to vote, exclusive of the shares beneficially owned by the acquiring person, and consummates the proposed control share acquisition within 180 days after shareholder approval. If such approval is not obtained, the statute provides that the shares acquired may not be voted for a period of one year from the date of acquisition, the shares will be nontransferable on HEI's books for one year after acquisition and HEI, during the one-year period, shall have the right to call the shares for redemption either at the prices at which the shares were acquired or at book value per share as of the last day of the fiscal quarter ended prior to the date of the call for redemption.

Under provisions of the Hawaii Revised Business Corporation Act, subject to certain exceptions, HEI may not be a party to a merger or consolidation unless the merger or consolidation is approved by the holders of at least 75% of all of the issued and outstanding voting stock of HEI.

Under provisions of Hawaii law regulating public utilities, not more than 25% of the issued and outstanding voting stock of certain public utility corporations, including HECO and its wholly owned electric utility subsidiaries, may be held, directly or indirectly, by any single foreign corporation or any single nonresident alien, or held by any person, without the prior approval of the Hawaii Public Utilities Commission. The acquisition of more than 25% of the issued and outstanding voting stock of HEI in one or more transactions might be deemed to result in the holding of more than 25% of the voting stock of HECO and its electric utility subsidiaries. In addition, HEI is subject to an agreement entered into with the Hawaii Public Utilities Commission when HECO became a wholly owned subsidiary of HEI. This agreement provides that the acquisition of HEI by a third party, whether by purchase, merger, consolidation or otherwise, requires the prior written approval of the Hawaii Public Utilities Commission.

Under the Public Utility Holding Company Act of 1935, any company (as defined in the 1935 Act) that directly or indirectly owns, controls or holds with power to vote 10% or more of the outstanding voting securities of HEI may be deemed a public utility holding company, subject to regulation under the 1935 Act, unless an exemption is available under the 1935 Act or the Commission, upon application, declares such a company not to be a holding company. In addition, under the 1935 Act, it is unlawful, without the Commission's approval or an available exemption, for any person to acquire, directly or indirectly, any security of a public utility company if the person is an affiliate of such company or any other public utility or holding company, or will by virtue of such acquisition become such an affiliate.

An "affiliate" of a company includes any person that directly or indirectly owns, controls or holds with power to vote 5% percent or more of the outstanding voting securities of the company. By virtue of HEI's ownership of HECO, and in turn HECO's ownership of MECO and HELCO, HEI is thus the direct and indirect parent company (directly and indirectly owning 100% of the voting securities) of more than one public utility company. So long as that is the case, under current law (a) any person who acquires ownership, control or power to vote 5% or more of HEI's outstanding shares would, by virtue of such acquisition, become an affiliate of more than one public utility company, thereby requiring prior Commission approval unless an exemption is available, and (b) any subsequent acquisition of HEI shares by such affiliates would be subject to Commission approval unless an exemption is available.

Federal law restricts acquisitions of a bank and any entity considered to be its holding company by establishing thresholds of "control" the acquisition of which requires prior regulatory approval and by limiting the types of persons and entities eligible to acquire such control. The primary federal banking regulator of ASB is the OTS. As a result of HEI's indirect ownership of ASB, both HEI and HEIDI, the direct parent corporation of ASB, are also subject to a certain degree of regulation by the OTS as "unitary savings and loan holding companies" (i.e., companies whose subsidiaries include a savings association and one or more nonfinancial subsidiaries). The Gramm-Leach-Bliley Act prohibits the creation of new so-called "unitary savings and loan holding companies," although the unitary savings and loan holding company relationship among HEI, HEIDI and ASB is "grandfathered" under this Act so that HEI and its subsidiaries will be able to continue to engage in their current activities. The effect of this prohibition is that any acquisition of HEI is likely to require a divestiture of ASB or of its assets and liabilities. Federal law also limits the persons and entities eligible to acquire ASB or its assets and liabilities.

The thresholds of "control" which will trigger the need for notice to the OTS and, in certain instances, prior OTS approval are, with respect to transactions for which OTS is the primary federal banking regulator, set forth in federal statutes and the OTS regulations. Generally, no company, or any director or officer of a savings and loan holding company, or person who owns, or controls or holds with power to vote more than 25% of the voting stock of such holding company, may acquire control of a bank insured by the FDIC or its holding company without the prior written approval of the OTS. In addition, no person (other than certain persons affiliated with a savings and loan holding company) may acquire control of a bank or savings and loan holding company, unless the OTS has been given 60 days' prior written notice of the acquisition and has not objected to it. "Control" in this context means the acquisition of, control of, or holding proxies representing, more than 25% of the voting shares of HEI or the power to control in any manner the election of a majority of the directors of HEI. Moreover, under OTS regulations, one would be determined, subject to rebuttal, to have acquired control if one acquires more than 10% of the voting shares of HEI and is subject to one of certain specified "control factors." Anyone acquiring more than 10%, or additional stock above 10%, of any class of shares of HEI is required to file a certification with the OTS. Companies that are already qualified as savings and loan association holding companies are subject to even lower thresholds of voting share acquisition than the more generally applicable 25% and 10% thresholds just described. Such companies may not acquire more than 5% of the voting shares of HEI without prior OTS approval.

In addition to the federal restrictions which result from ASB's status as a bank, HEI, HEIDI and ASB are subject to potential State of Hawaii restrictions on acquisitions of "control" as a result of the nondepository financial services loan company license issued under the Hawaii Code of Financial Institutions (the "Hawaii Code") to ASB Realty Corporation, a Hawaii corporation and a subsidiary of ASB. As a result of its direct or indirect voting control of ASB Realty, each of HEI, HEIDI and ASB has registered as a "financial institution holding company" under the Hawaii Code. In principle, a change in control of a company registered as a financial institution holding company requires the prior approval of the Hawaii Commissioner of Financial Institutions. However, the Commissioner has the discretion to waive the requirement for prior approval where the financial institution holding company status results solely from the control of a nondepository financial services loan company such as ASB Realty, provided that publication, in a form approved by the Commissioner, is made stating the fact that a change of control will take place and describing the effect, if any, on the operations and employees of the nondepository financial services loan company. If the requirement for prior approval is not waived, approval of the Commissioner would be required for any direct or indirect acquisition of the ownership of or power to vote 10% or more of any class the voting stock of HEI.

Dividend Reinvestment and Stock Purchase Plan

Any individual of legal age or entity is eligible to participate in the HEI Dividend Reinvestment and Stock Purchase Plan by making an initial cash investment in common stock, subject to applicable laws and regulations and the requirements of the plan. Holders of common stock, and preferred stock of HEI's electric utility subsidiaries (HECO, MECO and HELCO), may automatically reinvest some or all of their dividends to purchase additional shares of common stock at market prices (as defined in the plan). Participants in the plan may also purchase additional shares of common stock at market prices (as defined in the plan) by making cash contributions to the plan. HEI reserves the right to suspend, modify or terminate the plan at any time. Shares of common stock issued under the plan may either be newly issued shares or shares purchased by the plan on the open market. Participants do not pay brokerage commissions or service charges in connection with purchases of newly issued shares, but do pay their pro rata share of brokerage commissions if the plan purchases shares for participants on the open market.

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------
(a)       Exhibits

HEI                 Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1        Computation of ratio of earnings to fixed charges, nine
                    months ended September 30, 2001 and 2000

HECO                Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2        Computation of ratio of earnings to fixed charges, nine
                    months ended September 30, 2001 and 2000


(b)  Reports on Form 8-K

Subsequent to June 30, 2001, HEI and HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated                    Items reported
-----------------------------------------------------------------------------

July 23, 2001            Item 5. HEI's July 23, 2001 news release reporting
                         second quarter 2001 earnings

October 22, 2001         Item 5. Announcement of HEI's webcast and
                         teleconference of third quarter earnings on
                         Thursday, November 1, 2001
October 31, 2001         Item 5. HEI's October 31, 2001 news release
                         reporting third quarter 2001 earnings and discontinuation of its international subsidiary and providing notice of its proposed registered offering of common stock


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.            HAWAIIAN ELECTRIC COMPANY, INC.
                            (Registrant)                                 (Registrant)

By  /s/ Robert F. Mougeot                     By  /s/ Richard A. von Gnechten
    -------------------------------------         -----------------------------------------
   Robert F. Mougeot                              Richard A. von Gnechten
   Financial Vice President, Treasurer            Financial Vice President
      and Chief Financial Officer
  (Principal Financial Officer of HEI)            (Principal Financial Officer of HECO)

Date:  November 1, 2001                       Date: November 1, 2001