Form 10-K405
period 2001-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2002-03-25
CIK 354707, 46207

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission                   Registrant; State of Incorporation;                              I.R.S. Employer
File Number                  Address; and Telephone Number                                    Identification No.
-------------------------   -------------------------------------------------------------    --------------------------
1-8503                       HAWAIIAN ELECTRIC INDUSTRIES, INC. (A Hawaii Corporation)        99-0208097
                             900 Richards Street, Honolulu, Hawaii 96813
                             Telephone (808) 543-5662
1-4955                       HAWAIIAN ELECTRIC COMPANY, INC. (A Hawaii Corporation)           99-0040500
                             900 Richards Street, Honolulu, Hawaii 96813
                             Telephone (808) 543-7771

Securities registered pursuant to Section 12(b) of the Act:

                                                                                              Name of each exchange
Registrant                             Title of each class                                    on which registered
------------------------------------  ---------------------------------------------------  -----------------------------
Hawaiian Electric Industries, Inc.     Common Stock, Without Par Value                        New York Stock Exchange
Hawaiian Electric Industries, Inc.     Guarantee with respect to 8.36% Trust Originated       New York Stock Exchange
                                          Preferred Securities /SM/ (TOPrS /SM/)
Hawaiian Electric Industries, Inc.     Preferred Stock Purchase Rights                        New York Stock Exchange
Hawaiian Electric Company, Inc.        Guarantee with respect to 8.05% Cumulative             New York Stock Exchange
                                          Quarterly Income Preferred Securities
                                          Series 1997 (QUIPS/SM/)
Hawaiian Electric Company, Inc.        Guarantee with respect to 7.30% Cumulative             New York Stock Exchange
                                          Quarterly Income Preferred Securities
                                          Series 1998 (QUIPS/SM/)

Securities registered pursuant to Section 12(g) of the Act:

Registrant                                      Title of each class
---------------------------------------------   -------------------------------
Hawaiian Electric Industries, Inc.              None
Hawaiian Electric Company, Inc.                 Cumulative Preferred Stock

===============================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                             ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

===============================================================================

                                         Aggregate market value of         Number of shares of
                                           the voting stock held by          common stock
                                              nonaffiliates of the          outstanding of the
                                                registrants on                registrants on
                                                March 13, 2002                March 13, 2002
                                      ---------------------------------  ------------------------
Hawaiian Electric Industries, Inc.             $1,526,683,388.88               36,023,676
                                                                            (Without par value)

Hawaiian Electric Company, Inc.                        na                      12,805,843
                                                                            ($6 2/3 par value)

===============================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                                      Part of
                                                                     Form 10-K
                                                                   into which the
                                                                     document is
                       Document                                      incorporated
------------------------------------------------       ----------------------------------------
Annual Reports to Stockholder(s) of the following registrants for the fiscal year ended December 31, 2001:

    Hawaiian Electric Industries, Inc. .................................        Parts I, II, III and IV

    Hawaiian Electric Company, Inc.
      (except for pages 2, 53 and 55)..................................         Parts I, II, III and IV

Portions of Proxy Statement of Hawaiian Electric Industries, Inc., dated
  March 13, 2002, for the Annual Meeting of Stockholders................                Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Neither registrant makes any representations as to the information relating to the other registrant.

===============================================================================

                                TABLE OF CONTENTS

                                                                                                            Page

Glossary of Terms.............................................................................................ii
Forward-Looking Statements....................................................................................vi

                                                       PART I

Item  1.       Business....................................................................................... 1
Item  2.       Properties.....................................................................................48
Item  3.       Legal Proceedings..............................................................................50
Item  4.       Submission of Matters to a Vote of Security Holders............................................50
Executive Officers of the Registrant (Hawaiian Electric Industries, Inc.).....................................50

                                                       PART II

Item  5.       Market for Registrants' Common Equity and Related Stockholder Matters..........................51
Item  6.       Selected Financial Data........................................................................52
Item  7.       Managements' Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................................52
Item  7A.      Quantitative and Qualitative Disclosures about Market Risk.....................................53
Item  8.       Financial Statements and Supplementary Data....................................................53
Item  9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........53

                                                       PART III

Item 10.       Directors and Executive Officers of the Registrants............................................53
Item 11.       Executive Compensation.........................................................................56
Item 12.       Security Ownership of Certain Beneficial Owners and Management.................................60
Item 13.       Certain Relationships and Related Transactions.................................................61

                                                       PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K................................61
Independent Auditors' Report - Hawaiian Electric Industries, Inc..............................................63
Independent Auditors' Report - Hawaiian Electric Company, Inc.................................................64
Index to Exhibits.............................................................................................69
Signatures....................................................................................................89

                               GLOSSARY OF TERMS

Defined below are certain terms used in this report:

Terms                      Definitions
-----                      -----------
1935 Act                    Public Utility Holding Company Act of 1935
AES Hawaii                  AES Hawaii, Inc., formerly known as AES Barbers Point, Inc.
ASB                         American Savings Bank, F.S.B., a wholly-owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary since March 15, 2001, Bishop Insurance Agency of Hawaii, Inc.) ASB Service
                               Corporation, AdCommunications, Inc., American Savings Mortgage Co., Inc. and ASB
                               Realty Corporation
BIF                         Bank Insurance Fund
BoA                         Bank of America, FSB
BLNR                        Board of Land and Natural Resources of the State of Hawaii
Btu                         British thermal unit
CDUP                        Conservation District Use Permit
CERCLA                      Comprehensive Environmental Response, Compensation and Liability Act
Chevron                     Chevron Products Company, a fuel oil supplier
Company                     Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric
                               Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HECO
                               Capital Trust II, HEI Diversified, Inc., American Savings Bank, F.S.B. and its
                               subsidiaries, Pacific Energy Conservation Services, Inc., HEI District Cooling,
                               Inc., ProVision Technologies, Inc., HEI Properties, Inc., HEI Leasing, Inc., Hycap
                               Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric
                               Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, HEI
                               Preferred Funding, LP, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug &
                               Barge Corp.), HEI Power Corp. and its subsidiaries and Malama Pacific Corp. and its subsidiaries
Consumer Advocate           Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the
                               State of Hawaii
CT                          Combustion turbine
DLNR                        Department of Land and Natural Resources of the State of Hawaii
D&O                         Decision and order
DOD                         Department of Defense - federal
DOH                         Department of Health of the State of Hawaii
DSM                         Demand-side management
DTCC                        Dual-train combined-cycle
EAPRC                       East Asia Power Resources Corporation
ECA                         Energy cost adjustment
Enserch                     Enserch Development Corporation
EPA                         Environmental Protection Agency - federal
ERL                         Environmental Response Law of the State of Hawaii
FDIC                        Federal Deposit Insurance Corporation

Terms                      Definitions
-----                      -----------
FDICIA                      Federal Deposit Insurance Corporation Improvement Act of 1991
federal                     U.S. Government
FHLB                        Federal Home Loan Bank
FICO                        Financing Corporation
FIRREA                      Financial Institutions Reform, Recovery, and Enforcement Act of 1989
Hamakua Partners            Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
HRD                         Hawi Renewable Development, Inc.
HCPC                        Hilo Coast Power Company, formerly Hilo Coast Processing Company
HC&S                        Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii, Inc.
HECO                        Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric
                              Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii
                              Electric Light Company, Inc., HECO Capital Trust I and HECO Capital Trust II
HECO's                      Portions of Hawaiian Electric Company, Inc.'s 2001 Annual Report to
 Annual Report                Stockholder filed  as HECO Exhibit 13, which portions are incorporated into this
                              Form 10-K by reference
HECO's                      Hawaiian Electric Company, Inc.'s Consolidated Financial Statements,
 Consolidated                 incorporated into Parts I, II and IV of this Form 10-K  by reference to pages 21
 Financial                    to 52 of HECO's Annual Report
 Statements
HECO's MD&A                 Hawaiian Electric Company, Inc.'s Management's Discussion and Analysis of
                              Financial Condition and Results of Operations, incorporated into Parts I, II and
                              IV of this Form 10-K by reference to pages 4 to 18 of HECO's Annual Report
HEI                         Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric
                              Company, Inc., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc.,
                              HEI District Cooling, Inc., ProVision Technologies, Inc., HEI Properties, Inc., HEI
                              Leasing, Inc., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust
                              I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries
                              Capital Trust III, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge
                              Corp.), HEI Power Corp. and Malama Pacific Corp.
HEI's                       Hawaiian Electric Industries, Inc.'s 2001 Annual Report to Stockholders, which is
 Annual Report                filed as HEI Exhibit 13 and incorporated into this Form 10-K by reference
HEI's                       Hawaiian Electric Industries, Inc.'s Consolidated Financial Statements,
 Consolidated                 incorporated into Parts I, II and IV of this Form 10-K by reference to pages 30
 Financial                    to 64 of HEI's Annual Report
 Statements
HEI's MD&A                  Hawaiian Electric Industries, Inc.'s Management's Discussion and Analysis of
                              Financial Condition and Results of Operations incorporated into Parts I, II and
                              IV of this Form 10-K by reference to pages 4 to 25 of HEI's Annual Report
HEIDI                       HEI Diversified, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries,
                              Inc. and the parent company of American Savings Bank, F.S.B.

Terms                      Definitions
-----                      -----------
HEIII                       HEI Investments, Inc. (formerly HEI Investment Corp.), a wholly-owned subsidiary of
                              HEI Power Corp.
HEIPC                       HEI Power Corp., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and parent company of several subsidiaries. On October 23, 2001, the HEI Board of
                              Directors adopted a formal plan to exit the international power business engaged in by HEI Power Corp. and its subsidiaries.
HEIPC Group                 HEI Power Corp. and its subsidiaries
HEIPI                       HEI Properties, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
HELCO                       Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian
                              Electric Company, Inc.
HITI                        Hawaiian Interisland Towing, Inc.
HTB                         Hawaiian Tug & Barge Corp. On November 10, 1999,
                              HTB sold substantially all of its operating
                              assets and the stock of Young Brothers, Limited,
                              and changed its name to The Old Oahu Tug
                              Services, Inc.
IPP                         Independent power producer
IRP                         Integrated resource plan
Kalaeloa                    Kalaeloa Partners, L.P.
KCP                         Kawaihae Cogeneration Partners
KDC                         Keahole Defense Coalition
kv                          kilovolt
KIP                         Kalaeloa Investment Partners
KPP                         Kahua Power Partners LLC
KWH                         Kilowatthour
LSFO                        Low sulfur fuel oil
MBtu                        Million British thermal unit
MECO                        Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric
                              Company, Inc.
MPC                         Malama Pacific Corp., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
                              and parent company of several real estate subsidiaries. On September 14, 1998, the
                              HEI Board of Directors adopted a plan to exit the residential real estate development business engaged in by Malama Pacific Corp. and its subsidiaries.
MSFO                        Medium sulfur fuel oil
MW                          Megawatt
na                          Not applicable
NOV                         Notice of Violation
OPA                         Federal Oil Pollution Act of 1990
OTS                         Office of Thrift Supervision, Department of Treasury
PCB                         Polychlorinated biphenyls

Terms                      Definitions
-----                      -----------
PECS                        Pacific Energy Conservation Services, Inc., a wholly-owned subsidiary of Hawaiian Electric
                              Industries, Inc.
PGV                         Puna Geothermal Venture
PPA                         Power purchase agreement
PSD permit                  Prevention of Significant Deterioration/Covered Source permit
PUC                         Public Utilities Commission of the State of Hawaii
PURPA                       Public Utility Regulatory Policies Act of 1978
QF                          Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL                         Qualified Thrift Lender
RCRA                        Resource Conservation and Recovery Act of 1976
Registrant                  Hawaiian Electric Industries, Inc. or Hawaiian Electric Company, Inc.
ROACE                       Return on average common equity
see                         When used with reference to pages in the HEI Annual Report, HECO Annual Report, HEI's
                              Consolidated Financial Statements, HEI's MD&A,
                              HECO's Consolidated Financial Statements or
                              HECO's MD&A, "see" means that the referenced
                              information is incorporated by reference to those
                              documents as Exhibits to this Form 10-K
SAIF                        Savings Association Insurance Fund
SEC                         Securities and Exchange Commission
SOP                         Statement of Position
ST                          Steam turbine
state                       State of Hawaii
Tesoro                      Tesoro Hawaii Corp. dba BHP Petroleum Americas Refining Inc.,
                              a fuel oil supplier
TOOTS                       The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp. (HTB)), a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. On November 10,
                              1999, HTB sold YB and substantially all of HTB's operating assets and changed its name
UIC                         Underground Injection Control
UST                         Underground storage tank
YB                          Young Brothers, Limited, which was sold on November 10, 1999, was formerly a wholly-owned subsidiary of Hawaiian Tug & Barge Corp.

                           FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

This report and other presentations made by Hawaiian Electric Industries, Inc.
(HEI) and its subsidiaries contain "forward-looking statements," which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as "expects," "anticipates," "intends," "plans," "believes," "predicts," "estimates" or similar expressions. In addition, any statements concerning future financial performance (including future revenues, expenses, earnings or losses or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries, the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

     Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:

.. the effects of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market;

..  the effects of weather and natural disasters;

..  the effects of terrorist acts and the war on terrorism;

..  the timing and extent of changes in interest rates;

.. the risks inherent in changes in the value of and market for securities available for sale;

..  product demand and market acceptance risks;

..  increasing competition in the electric utility and banking industries;

..  capacity and supply constraints or difficulties;

.. fuel oil price changes and the continued availability of the electric utilities' energy cost adjustment clauses;

..  new technological developments;

.. federal, state and international governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI and its subsidiaries; decisions by the Hawaii Public Utilities Commission in rate cases and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions (such as with respect to environmental conditions, capital adequacy and business practices); and changes in taxation;

.. the effects of HEI and Hawaiian Electric Company, Inc. (HECO) securities rating changes by securities rating agencies;

..  the results of financing efforts;

.. the ultimate net proceeds from the disposition of assets and settlement of liabilities of discontinued or sold operations;

.. the ultimate outcome of tax positions taken, including with respect to discontinued operations;

.. the risks inherent in holding for sale financial instruments whose market values may change; and

.. other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission.

     Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.

                                     PART I
                                     ------

ITEM 1.           BUSINESS

HEI
---

HEI was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with its principal subsidiaries engaged in the electric utility, banking and other businesses operating primarily in the State of Hawaii. HEI's predecessor, HECO, was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, HECO became an HEI subsidiary and common shareholders of HECO became common shareholders of HEI.

HECO and its operating subsidiaries, Maui Electric Company, Limited (MECO) and Hawaii Electric Light Company, Inc. (HELCO), are regulated electric public utilities providing the only electric public utility service on the islands of Oahu, Maui, Lanai, Molokai and Hawaii. HECO also owns all the common securities of HECO Capital Trust I and HECO Capital Trust II (Delaware statutory business trusts), which were formed to effect the issuances of $50 million of 8.05% cumulative quarterly income preferred securities in March 1997 and $50 million of 7.30% cumulative quarterly income preferred securities in December 1998, respectively, for the benefit of HECO, MECO and HELCO.

Besides HECO, HEI also owns directly or indirectly the following subsidiaries:
HEI Diversified, Inc. (HEIDI) (a holding company) and its subsidiary, American Savings Bank, F.S.B. (ASB), and the subsidiaries of ASB; Pacific Energy Conservation Services, Inc. (PECS); ProVision Technologies, Inc.; HEI Properties, Inc. (HEIPI); HEI Leasing, Inc.; Hycap Management, Inc. and its subsidiary; HEI District Cooling, Inc. (currently inactive); Hawaiian Electric Industries Capital Trust I; Hawaiian Electric Industries Capital Trust II and III (at all times inactive entities); The Old Oahu Tug Service, Inc. (TOOTS); HEI Power Corp. (HEIPC) and its subsidiaries (discontinued operations); and Malama Pacific Corp. (MPC) and its subsidiaries (discontinued operations).

ASB, acquired in 1988, was the third largest financial institution in the State of Hawaii and had 70 retail branches as of December 31, 2001. On December 6, 1997, ASB acquired substantially all of the Hawaii deposits of Bank of America, FSB (BoA), most of its Hawaii branches and certain of its Hawaii-based loans. The acquisition increased ASB's assets by $1.8 billion and its deposits by $1.7 billion. In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. On March 15, 2001, a subsidiary of ASB acquired Bishop Insurance Agency of Hawaii, Inc., which primarily markets commercial property and casualty insurance products as an insurance agency.

HEIDI was also the parent company of HEIDI Real Estate Corp., which was formed in February 1998. In September 1999, HEIDI Real Estate Corp.'s name was changed to HEIPI, and HEIDI transferred ownership of HEIPI to HEI. HEIPI currently holds passive investments.

PECS was formed in 1994 and currently is a contract services company providing limited support services in Hawaii. ProVision Technologies, Inc. was formed in October 1998 to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim. HEI Leasing, Inc. was formed in February 2000 to own passive investments and real estate subject to leases. Hycap Management, Inc., including its subsidiary HEI Preferred Funding, LP (a limited partnership in which Hycap Management, Inc. is the sole general partner), and Hawaiian Electric Industries Capital Trust I (a Delaware statutory business trust in which HEI owns all the common securities) were formed to effect the issuance of $100 million of 8.36% HEI-obligated trust preferred securities in 1997. HEI District Cooling, Inc. was formed in August 1998 to develop, build, own, lease, operate and/or maintain, either directly or indirectly, central chilled water cooling system facilities, and other energy related products and services for commercial and residential buildings, but is currently inactive.

Hawaiian Tug & Barge Corp. (HTB) was acquired in 1986 and provided ship assist and charter towing services and owned Young Brothers, Limited (YB), a regulated intrastate public carrier of waterborne freight among the Hawaiian

Islands. In November 1999, HTB sold substantially all of its operating assets and the stock of YB for a nominal gain, changed its name to TOOTS and ceased operations.

For information about the Company's discontinued operations, see Note 14 to HEI's Consolidated Financial Statements, which is incorporated herein by reference to pages 60 to 61 of HEI's Annual Report.

For financial information about the Company's industry segments, see Note 2 to HEI's Consolidated Financial Statements, which is incorporated herein by reference to pages 40 to 41 of HEI's Annual Report.

For additional information about the Company, see HEI's MD&A, HEI's "Quantitative and Qualitative Disclosures about Market Risk" and HEI's Consolidated Financial Statements, incorporated herein by reference to pages 4 to 25, 25 to 29 and 30 to 64, respectively, of HEI's Annual Report.

ELECTRIC UTILITY
----------------

HECO AND SUBSIDIARIES AND SERVICE AREAS

HECO, MECO and HELCO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Maui, Lanai and Molokai; and Hawaii, respectively. HECO was incorporated under the laws of the Kingdom of Hawaii (now State of Hawaii) in 1891. HECO acquired MECO in 1968 and HELCO in 1970. In 2001, the electric utilities' revenues amounted to approximately 75% of HEI's consolidated revenues and the electric utilities' operating income amounted to approximately 76% of HEI's consolidated operating income.

The islands of Oahu, Maui, Lanai, Molokai and Hawaii have a combined population currently estimated at 1,164,000, or approximately 95% of the population of the State of Hawaii, and comprise a service area of 5,766 square miles. The principal communities served include Honolulu (on Oahu), Wailuku and Kahului (on
Maui) and Hilo and Kona (on Hawaii). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations.

The state has granted HECO, MECO and HELCO nonexclusive franchises, which authorize the utilities to construct, operate and maintain facilities over and under public streets and sidewalks. HECO's franchise covers the City & County of Honolulu, MECO's franchises cover the County of Maui and the County of Kalawao, and HELCO's franchise covers the County of Hawaii. Each of these franchises will continue in effect for an indefinite period of time until forfeited, altered, amended or repealed.

For additional information about HECO, see HEI's MD&A, HEI's "Quantitative and Qualitative Disclosures about Market Risk" and HEI's Consolidated Financial Statements, incorporated herein by reference to pages 4 to 25, 25 to 29 and 30 to 64, respectively, of HEI's Annual Report, and HECO's MD&A, HECO's "Quantitative and Qualitative Disclosures about Market Risk" and HECO's Consolidated Financial Statements incorporated herein by reference to pages 4 to 18, 19 to 20 and 21 to 52, respectively, of HECO's Annual Report.

SALES OF ELECTRICITY

HECO, MECO and HELCO provide the only electric public utility service on the islands they serve. The following table sets forth the number of electric customer accounts as of December 31, 2001, 2000 and 1999 and electric sales revenues for each of the years then ended:


                                     2001                       2000                        1999
                            ----------------------------------------------------------------------------------
                             Customer   Electric sales   Customer   Electric sales   Customer  Electric sales
(dollars in thousands)       accounts       revenues     accounts        revenues    accounts        revenues
--------------------------------------------------------------------------------------------------------------
HECO ...................      280,911     $  882,308      278,260      $  880,663     275,467      $  729,557
MECO ...................       58,840        203,847       57,601         192,823      56,410         156,808
HELCO ..................       65,241        193,209       63,778         192,174      62,478         158,962
                            ----------------------------------------------------------------------------------
                              404,992     $1,279,364      399,639      $1,265,660     394,355      $1,045,327
                            ==================================================================================


Revenues from the sale of electricity in 2001 were from the following types of customers in the proportions shown:

                                          HECO     MECO     HELCO    Total
----------------------------------------------------------------------------
Residential.........................        31%      35%       41%      33%
Commercial..........................        33       35        40       34
Large light and power...............        35       29        19       32
Other...............................         1        1         -        1
                                       -------------------------------------
                                           100%     100%      100%     100%
                                       =====================================

HECO and its subsidiaries derived approximately 10%, 10% and 9% of their operating revenues from the sale of electricity to various federal government agencies in 2001, 2000 and 1999, respectively.

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

In 1995, HECO and the U.S. General Services Administration (GSA) entered into a Basic Ordering Agreement (GSA-BOA) under which HECO would arrange for the financing and installation of energy conservation projects at federal facilities in Hawaii. Under the GSA-BOA, HECO completed an air conditioning upgrade project and provided design work for solar water heating at a federal office building in downtown Honolulu in 1997 and 1998. In 2001 and 2002, HECO and the U.S. Department of Agriculture's Hawaii Fruit Fly Production Facility signed contracts for HECO to perform an energy and environmental study and detailed design for water reclamation, process automation and energy efficiency upgrades.

In 1996, HECO and the Department of Defense (DOD) entered into an umbrella Basic Ordering Agreement (DOD-BOA). In December 2001, a new DOD-BOA was signed. Under the DOD-BOAs energy audits, feasibility design studies and construction projects have been completed or are in progress. Completed projects include construction of an 1800-ton central chiller plant at the Pearl Harbor Naval Shipyard, construction of a central chiller plant at Schofield Barracks and installation of solar water heating and retrofit lighting at three Navy housing facilities. Projects in progress and scheduled for completion in 2002 include a $10 million energy conservation project at the Pearl Harbor Naval Shipyard and a $2 million residential solar water heating project at the Army's Helemano housing.

In 1997, HECO and the U.S. Postal Service (USPS) signed a Shared Energy Savings Contract. Under the Contract, HECO performed feasibility studies at 11 USPS sites on Oahu. An energy efficiency project at the USPS's primary mail processing facility on Oahu is currently in progress.

Executive Order 13123, issued in 1999, mandates that each federal agency develop and implement a program to reduce energy consumption by 35% by the year 2010 to the extent that these measures are cost effective. The 35% reduction will be measured relative to the agency's 1985 energy use. HECO continues to work with various federal agencies to implement demand-side management (DSM) programs that will help them achieve their energy reduction objectives. Neither HEI nor HECO management can predict with certainty the impact of Executive Order 13123 on HEI's or HECO's future financial condition, results of operations or liquidity.

SELECTED CONSOLIDATED ELECTRIC UTILITY OPERATING STATISTICS


                                                         2001          2000          1999         1998          1997
                                                   ------------------------------------------------------------------
KWH sales (millions)
Residential....................................       2,665.2       2,627.2       2,550.5      2,503.9       2,531.0
Commercial.....................................       3,016.1       2,923.5       2,781.5      2,674.9       2,676.8
Large light and power..........................       3,636.5       3,666.9       3,598.3      3,636.4       3,700.7
Other..........................................          52.6          54.1          54.7         54.8          54.7
                                                   ------------------------------------------------------------------
                                                      9,370.4       9,271.7       8,985.0      8,870.0       8,963.2
                                                   ==================================================================

KWH net generated and purchased (millions)
Net generated..................................       6,042.4       6,247.0       6,115.1      5,958.0       5,885.9
Purchased......................................       3,861.6       3,572.0       3,391.7      3,434.1       3,622.8
                                                   ------------------------------------------------------------------
                                                      9,904.0       9,819.0       9,506.8      9,392.1       9,508.7
                                                   ==================================================================

Losses and system uses (%).....................           5.2           5.4           5.3          5.4           5.5

Energy supply (yearend)
Generating capability--MW......................         1,673         1,673         1,651        1,664         1,634
Firm purchased capability--MW..................           530           532           472          474           474
                                                   ------------------------------------------------------------------
                                                        2,203         2,205         2,123        2,138         2,108
                                                   ==================================================================

Gross peak demand--MW /1/......................         1,614         1,574         1,527        1,532         1,573
Btu per net KWH generated......................        10,675        10,818        10,789       10,684        10,799
Average fuel oil cost per Mbtu (cents).........         539.3         538.5         329.7        308.8         405.9

Customer accounts (yearend)
Residential....................................       352,132       347,316       342,957      338,454       336,094
Commercial.....................................        50,974        50,434        49,549       48,873        48,671
Large light and power..........................           542           547           550          573           582
Other..........................................         1,344         1,342         1,299        1,289         1,279
                                                   ------------------------------------------------------------------
                                                      404,992       399,639       394,355      389,189       386,626
                                                   ==================================================================

Electric revenues (thousands)
Residential....................................    $  425,287    $  421,129    $  356,631   $  340,395    $  367,432
Commercial.....................................       436,751       422,977       345,808      322,772       347,308
Large light and power..........................       409,977       414,067       336,434      331,957       369,878
Other..........................................         7,349         7,487         6,454        6,309         6,764
                                                   ------------------------------------------------------------------
                                                   $1,279,364    $1,265,660    $1,045,327   $1,001,433    $1,091,382
                                                   ==================================================================
Average revenue per KWH sold (cents)
Residential....................................         15.96         16.03         13.98        13.60         14.52
Commercial.....................................         14.48         14.47         12.43        12.07         12.97
Large light and power..........................         11.27         11.29          9.35         9.13          9.99
Other..........................................         13.98         13.84         11.80        11.52         12.38
Average revenue per KWH sold...................         13.65         13.65         11.63        11.29         12.18

Residential statistics
Average annual use per customer account (KWH)           7,620         7,618         7,490        7,425         7,559
Average annual revenue per customer account....    $    1,216    $    1,221    $    1,047   $    1,009    $    1,097
Average number of customer accounts............       349,782       344,882       340,528      337,218       334,811
---------------------------------------------------------------------------------------------------------------------

/1/ Sum of the peak demands on all islands served, noncoincident and nonintegrated.

GENERATION STATISTICS

The following table contains certain generation statistics as of December 31, 2001 and for the year ended December 31, 2001. The capability available for operation at any given time may be less than the generating capability shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.


                                              Island of    Island of    Island of    Island of    Island of
                                                  Oahu-        Maui-       Lanai-     Molokai-      Hawaii-
                                                   HECO         MECO         MECO         MECO        HELCO        Total
--------------------------------------------------------------------------------------------------------------------------
Generating and firm purchased capability
  (MW) at December 31, 2001 /1/
    Conventional oil-fired steam units.....      1,160.0        37.6          -            -           69.7     1,267.3
    Diesel.................................          -          96.1         10.4          9.9         38.0       154.4
    Combustion turbines (peaking units)....        103.0         -            -            -            -         103.0
    Combustion turbines....................          -          42.4          -            2.2         45.3        89.9
    Combined-cycle unit....................          -          58.0          -            -            -          58.0
    Firm contract power /2/................        406.0        16.0          -            -          108.5       530.5
                                             ------------------------------------------------------------------------------
                                                 1,669.0       250.1         10.4         12.1        261.5     2,203.1
                                             ==============================================================================

Gross peak demand (MW).....................      1,233.0       191.0          5.2          6.5        178.1     1,613.8 /3/

Reserve margin.............................         35.4%       30.9%       101.9%        87.6%        46.8%       36.5%

Annual load factor.........................         73.5%       70.7%        65.2%        71.5%        68.9%       72.6%/3/

KWH net generated and
  purchased (millions).....................      7,643.3     1,142.7         28.4         39.1      1,050.5     9,904.0
---------------------------------------------------------------------------------------------------------------------------

/1/      HECO units at normal ratings; MECO and HELCO units at reserve ratings.
/2/ Nonutility generators (oil-fired except as noted)--HECO: 180 MW (Kalaeloa), 180 MW (AES Hawaii, coal-fired) and 46 MW (refuse-fired);
         MECO: 16 MW (HC&S, primarily bagasse-fired); HELCO: 28 MW (PGV, geothermal), 22 MW (HCPC, coal-fired) and 58.5 MW (Hamakua Partners).
/3/      Noncoincident and nonintegrated.

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

The framework also states that utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of planning and implementing DSM programs. Under appropriate circumstances, the utilities have been allowed in the past to recover lost margins resulting from DSM programs and earn shareholder incentives. The PUC has approved IRP cost recovery provisions for HECO, MECO and HELCO. Pursuant to the cost recovery provisions, the electric utilities have been allowed to recover through a surcharge the costs for approved DSM programs (including DSM program lost margins and shareholder incentives), and other incremental IRP costs incurred by the utilities and approved by the PUC, to the extent the costs are not included in their base rates.

In October 2001, HECO and the Consumer Advocate finalized agreements, subject to PUC approval, under which HECO's three commercial and industrial DSM programs and two residential DSM programs would be continued until HECO's next rate case (which HECO commits under the agreements to file within three years using a 2003 or 2004 test year). The agreements for the temporary continuation of HECO's existing DSM programs are in lieu of HECO continuing to seek approval of new five-year DSM programs. Any DSM programs to be in place after HECO's next rate case will be determined as part of the case. Under the agreements, HECO will cap the recovery of lost margins and shareholder incentives if such recovery would cause HECO to exceed its current authorized return on rate base. HECO also agrees it will not pursue the continuation of lost margins recovery through a surcharge mechanism or shareholder incentives in future rate cases. Consistent with the agreements, in October 2001, MECO and HELCO filed requests to continue their four existing DSM programs. In November 2001, the PUC issued two decisions and orders (D&O) that, subject to certain reporting requirements and other conditions, approved the agreements regarding the temporary continuation of HECO's five existing DSM programs until HECO's next rate case. In November 2001 (as amended in December 2001), the PUC also issued two D&Os that, subject to certain reporting requirements and other conditions, approved the agreements regarding the temporary continuation of MECO's and HELCO's DSM programs until one year after rates are established in HECO's next rate case. The D&Os also provided for the continued recovery of lost margins and shareholder incentives by MECO and HELCO until rates are established in HECO's next rate case. The D&Os allow MECO and HELCO to request an extension of time for the recovery of lost margins and shareholder incentives for up to one year after rates are established in HECO's next rate case. All of the electric utilities' existing DSM programs are energy efficiency programs designed to reduce the consumption of electricity.

In August 2000, pursuant to a stipulation filed by the electric utilities and the parties in the IRP cost proceedings, the PUC issued an order allowing the electric utilities to begin recovering the 1995 through 1999 incremental IRP costs (over a 12 month period for HECO and a 24 month period for HELCO and MECO), subject to refund with interest, pending the PUC's final D&O approving recovery of each respective year's incremental IRP costs. The Consumer Advocate has objected to the recovery of certain incremental IRP costs incurred during the 1995-1998 period, and the electric utilities have filed responses. Schedules have been established for the filing of positions with respect to the 1999, 2000 and 2001 IRP costs. On September 1, 2000, the electric utilities began recovering 1995 through 1999 incremental IRP costs through a surcharge on customer bills. HECO completed the recovery of its 1995 through 1999 incremental IRP costs in August 2001. MECO and HELCO completed the recovery of their 1995-1996 incremental IRP costs in August 2001. MECO and HELCO are scheduled to complete the recovery of their 1997-1999 incremental IRP costs by August 2002.

The electric utilities began recovering their 2000 incremental IRP costs, subject to refund with interest pending a final D&O, in November 2001. HECO completed the recovery of its 2000 incremental IRP costs in November 2001. MECO and HELCO are scheduled to complete the recovery of their 2000 incremental IRP costs by August 2002. As of December 31, 2001, the amount of revenues the electric utilities recorded for IRP cost recoveries, subject to refund with interest, amounted to $11.9 million. HECO and MECO expect to begin recovering their incremental 2001 IRP costs, subject to refund with interest pending a final D&O, following the filing of actual 2001 costs (which is expected to occur in late March or early April 2002).

In early 2001, the PUC issued its final D&O in the HELCO 2000 test year rate case, in which the PUC concluded that it is appropriate for HELCO to recover its IRP cost through base rates (and included an estimated amount for such costs in HELCO's test year revenue requirements) and to discontinue recovery of incremental IRP costs through the separate surcharge. HELCO will continue to recover its DSM program costs, lost margins and shareholder incentives approved by the PUC in a separate surcharge and also expects to be permitted to recover its incremental IRP costs incurred in 2000, which were incurred prior to the final D&O in its rate case through its surcharge.

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

HECO's IRP. HECO filed its second IRP with the PUC in January 1998 and updated the status of its DSM and Supply Side Action Plans in July 1999. In January 2001, the parties to the proceeding filed a stipulation for PUC approval to expedite the proceeding and the PUC approved the stipulation, closed the docket and ordered HECO to submit its IRP annual evaluation report and program implementation schedule by October 2002 and its next IRP by October 2005, as stipulated. The PUC also ordered HECO to immediately notify it in writing if HECO requires additional generation prior to the 2009 time frame.

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

On the demand side, in November 2001, the PUC issued two D&Os allowing HECO to temporarily continue its five energy efficiency DSM programs until its next rate case. The five energy efficiency DSM programs are designed to reduce the rate of increase in Oahu's energy use, defer construction of new generating units, minimize the state's use of oil, and achieve savings for utility customers who participate in the programs. The energy efficiency DSM programs include incentives for customers to install efficient lighting, refrigeration, water-heating and air-conditioning equipment and industrial motors. HECO's second IRP includes two load management programs (i.e., a Commercial and Industrial Capacity Buy-Back Program and a Residential Direct Load Control Program). In July 2000, the PUC approved HECO's request to withdraw its Residential Direct Load Control Program application. In November 2001, HECO filed a withdrawal of application for its Commercial and Industrial Capacity Buyback Program, and a PUC decision is pending. HECO plans to evaluate load management DSM programs in its next rate case proceeding and in its 2005 IRP.

MECO's IRP. MECO filed its second IRP with the PUC in May 2000. A stipulated prehearing order was approved by the PUC in October 2000. The parties filed individual Statements of Position in May 2001. MECO plans to work with the parties to the proceeding and attempt to reach a stipulation for PUC approval to expedite the proceeding, close the docket, and establish a schedule for MECO's next IRP.

MECO's second IRP identified changes in key forecasts and assumptions since the development of MECO's initial IRP. On the supply side, MECO's second IRP focused on the planning for the installation of approximately 150 MW of additional generation through the year 2020 on the island of Maui, including 38 MW of generation at its Maalaea power plant site in increments from 2000-2005, 10 MW from the acquisition of a wind resource in 2003 and 100 MW at its new Waena site in increments from 2007-2018, beginning with a 20 MW combustion turbine in 2007. Approximately 4 MW of additional generation through the year 2020 is planned for each of the islands of Lanai and Molokai. MECO completed the installation of the second 20 MW increment at Maalaea in September 2000, and the final increment of 18 MW is expected to be installed in 2005 (assuming receipt of the necessary air permit, for which an application was submitted in December 2001, in or before
2003).

On the demand side, in November 2001 the PUC issued a D&O allowing MECO to continue temporarily its four existing energy efficiency DSM programs, which are similar in design to HECO's programs. MECO's IRP included plans for a new energy efficiency DSM program and two new load management DSM programs. MECO does not plan to proceed with a new energy efficiency DSM program at this time, and MECO is in the process of evaluating the load management DSM programs, and will determine at a later date the need for and timing of filing load management DSM program applications.

HELCO's IRP. In September 1998, HELCO filed with the PUC its second IRP, which was updated in March 1999 and revised in June 1999. A schedule for the proceeding was approved by the PUC, and the parties to the proceeding completed two rounds of discovery. HELCO plans to work with the parties to the proceeding and, similar to HECO's IRP, attempt to reach a stipulation for PUC approval to expedite the proceeding, close the docket, and establish a schedule for HELCO's next IRP.

The second IRP identified changes in key forecasts and assumptions since the development of HELCO's initial IRP. On the supply side, HELCO's second IRP focused on the planning for generating unit additions after near-term additions. The near-term additions proposed in HELCO's second IRP included installing two 20 MW combustion turbines (CTs) at its Keahole power plant site (which additions have been delayed) and proceeding with a power purchase agreement (PPA) with Hamakua Energy Partners, L.P. (Hamakua Partners, formerly Encogen Hawaii, L.P.) for a 60 MW (net) naphtha-fired diesel-fired dual-train combined-cycle (DTCC) (which agreement has been completed). The first CT of the Hamakua Partners facility was installed in August 2000, and the second CT and heat recovery steam turbine generator (ST) were installed in December 2000. (See "HELCO power situation" below.) HELCO's second IRP also included completing a 56 MW (net) DTCC unit at Keahole in 2006 (by adding an 18 MW ST to the two CTs), retiring a number of its older, smaller units after new generation has been added and adding another 60.7 MW diesel-fired DTCC unit at a new West Hawaii site in phases in the 2009-2016 time frame.

On the demand side, in December 2001 the PUC issued a D&O allowing HELCO to continue temporarily its four existing energy efficiency DSM programs, which are similar in design to HECO's programs.

NEW CAPITAL PROJECTS

The capital projects of the electric utilities may be subject to various approval and permitting processes, including obtaining PUC approval of the project, air permits from the Department of Health of the State of Hawaii (DOH) and/or the U.S. Environmental Protection Agency (EPA) and land use permits from the Hawaii Board of Land and Natural Resources (BLNR). Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits could result in project delays, increased project costs and/or project abandonments. Extensive project delays and significantly increased project costs could result in a portion of the project costs being excluded from rates. If a project is abandoned, the project costs are generally written-off to expense, unless the PUC determines that all or part of the costs may be deferred for later recovery in rates.

HELCO POWER SITUATION

Background. In 1991, HELCO began planning to meet increased electric generation
----------
demand forecasted for 1994. HELCO's plans were to install at its Keahole power plant two 20 MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat recovery steam turbine generator (ST-7), at which time these units would be converted to a 56 MW (net) DTCC unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994.

The timing of the installation of HELCO's phased DTCC unit at the Keahole power plant site has been revised on several occasions due to delays, described below, in (a) obtaining approval from the BLNR of a Conservation District Use Permit
(CDUP) amendment and (b) obtaining from the DOH and the EPA a Prevention of Significant Deterioration/Covered Source permit (PSD permit) for the Keahole power plant site. The delays are also attributable to lawsuits, claims and petitions filed by independent power producers (IPPs) and other parties challenging these permits and objecting to the expansion, alleging among other things that (1) operation of the expanded Keahole site would not comply with land use regulations (including noise standards) and HELCO's land patent; (2) HELCO cannot operate the plant within current air quality standards; (3) HELCO could alternatively purchase power from IPPs to meet increased electric generation demand; and (4) HELCO's three-year construction deadline expired in April 1999 and HELCO's request for an extension must be heard in a contested case hearing.

CDUP amendment. The Third Circuit Court of the State of Hawaii (the Circuit
--------------
Court) ruled in 1997 that because the BLNR had failed to render a valid decision on HELCO's application to amend its land use permit before the statutory deadline in April 1996, HELCO was entitled to use its Keahole site for the expansion project (HELCO's "default entitlement"). Final judgments of the Circuit Court related to this ruling are on appeal to the Hawaii Supreme Court, which in 1998 denied motions to stay the Circuit Court's final judgment pending resolution of the appeals.

The Circuit Court's final judgment provided that HELCO must comply with the conditions in its application (part 2 of the final judgment), and that the standard conditions in Hawaii Administrative Rules (HAR) Section 13-2-21, the rules of the Department of Land and Natural Resources of the State of Hawaii
(DLNR), apply to the extent the standard conditions are not incompatible with the default provision of HRS Section 183-41 (part 3 of the final judgment). In August 1999, certain plaintiffs filed a joint motion to enforce parts 2 and 3 of the final judgment (relating to applicable conditions) and to stay part 1 of the final judgment (the default entitlement) until such time as the applicable conditions were identified and it was determined whether HELCO had met or could meet the applicable conditions. At a September 1999 hearing, the Circuit Court ruled that the BLNR must issue a written decision by November 30, 1999 on certain issues raised in the administrative petition filed by the Keahole Defense Coalition (KDC) in August 1998, including specific determinations of which conditions are not inconsistent with HELCO's ability to proceed under the default entitlement. At a BLNR meeting on October 22, 1999, the BLNR determined that all 15 standard land use conditions in HAR Section 13-2-21(a) applied to HELCO's default entitlement and that the conditions in HELCO's pre-existing CDUP and amendments continue to apply with respect to those existing permits. The BLNR specifically did not address at that time the question of HELCO's compliance with each of those conditions. The BLNR issued a written decision on November 19, 1999.

Certain plaintiffs filed two motions in the Circuit Court attempting to implement their interpretation of the BLNR's ruling. On November 2, 1999, those plaintiffs filed a second joint motion to enforce part 2 and part 3 of the final judgment. In that motion, they alleged that the Keahole project cannot meet the conditions relating to compatibility with the surrounding area and improvement of the existing physical and environmental aspects of the subject area. Furthermore, they claimed that the project would be a prohibited use that cannot be placed in the conservation district, relying on zoning rules implemented by the BLNR in 1994 in furtherance of Act 270, which prohibited fossil fuel fired generating units in a conservation district. However, the Circuit Court had earlier ruled that Act 270 does not apply to HELCO's application, which was filed prior to the effective date of Act 270. Plaintiffs asked that HELCO be enjoined from placing further structures and improvements on the Keahole site and be ordered to remove all existing structures and improvements.

In November 1999, the same plaintiffs filed a third joint motion asking that the Circuit Court void HELCO's default entitlement on the basis that HELCO forfeited its default entitlement by allegedly electing, through HELCO's construction of the pre-PSD portions of the project, to build a project different from that described in its application. They also requested that HELCO be enjoined from continuing construction activity at the site and ordered to restore the Keahole site to its pre-August 1992 condition. These two motions were denied by the Circuit Court in December 1999 and the denials were reflected in an Order issued in February 2000. In June 2000, the same plaintiffs filed a fifth joint motion to enforce judgment, generally restating the claims in the second and fourth motions. At a hearing in August 2000, the main issue was how the three-year construction period in the standard land use conditions would be applied to the Keahole project, and there was discussion as to whether the BLNR's August 16, 2000 order (see "BLNR petitions" herein) had addressed that issue and the related issue of whether HELCO was in compliance with that condition. The Circuit Court took the matter under advisement, but at a subsequent hearing on September 18, 2000 the Circuit Court ruled that, as a matter of law, absent any legal or equitable extension authorized by the BLNR pursuant to legal authority, the three-year construction deadline expired on April 26, 1999. The Circuit Court also denied KDC's and the individual plaintiff's request for an injunction barring further construction. In response to this ruling, HELCO filed a request for extension of the construction deadline with the BLNR on October 20, 2000.

On October 27, 2000, KDC and another plaintiff filed a motion requesting the Circuit Court to impose a stay on any further activities by HELCO pursuant to HELCO's default entitlement until such time as the Hawaii Supreme Court acts on the pending appeals. At the hearing on December 11, 2000, the Circuit Court granted the motion in part, ordering a stay on the project until such time as an extension of the construction deadline is granted by the BLNR, at which time the Circuit Court would consider lifting the stay.

On January 12, 2001, HELCO filed a motion for supplemental final judgment, with the intent of reducing the Circuit Court's September 18, 2000 ruling to a final judgment that would be appealable. A hearing was held on February 5, 2001, at which time the Circuit Court denied the motion because all matters relating to the issue had not been resolved. The Circuit Court clarified that it would retain jurisdiction over any appeals from the BLNR's decision regarding HELCO's request for an extension of the construction deadline, and that HELCO would be able to appeal the September 18, 2000 ruling after those appeals were resolved.

In March 2001, an individual plaintiff filed a motion for post-judgment relief with the Circuit Court. Citing testimony in support of the project given by a former BLNR member at the March 2001 public hearing on HELCO's air permit, the individual alleged that the testimony established grounds to conclude that the former BLNR member was unduly influenced by evidence of the need for the project that the BLNR had improperly admitted during the contested case hearing in 1995-1996 and that the BLNR member voted to approve HELCO's application on that basis. In July 2001, the Circuit Court issued an order and directed the individual to file with the Supreme Court a motion to remand the default entitlement judgment "in order that [the Circuit Court] may make a further determination." The individual filed the motion for remand in July 2001. The Supreme Court denied the motion in December 2001.

For other developments regarding these issues, particularly HELCO's request for extension of the construction deadline, see "BLNR petitions" herein.

PSD permit. In 1997, the EPA approved a revised draft permit and the DOH issued
----------
a final PSD permit for HELCO's DTCC unit. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB) in December 1997. In November 1998, the EAB denied the appeals on most of the grounds stated, but remanded the proceedings and directed the DOH to reopen the permit for limited purposes. Following another public hearing in March 2001, a final air permit was reissued by DOH in July 2001. Six appeals were filed by petitioners with the EAB, but those appeals were denied and the final air permit became effective on November 27, 2001. On December 4, 2001, the petitioners filed a Motion for Reconsideration with the EAB, but that motion was denied on January 29, 2002.

KDC declaratory judgment action. In February 1997, KDC and three individuals
-------------------------------
filed a lawsuit in the Circuit Court against HELCO, the director of the DOH, and the BLNR, seeking declaratory rulings with regard to five counts alleging that, with regard to the Keahole project, one or more of the defendants had violated, or could not allow the plant to operate without violating, the State Clean Air Act, the State Noise Pollution Act, conditions of HELCO's conditional use permit, covenants of HELCO's land patent and Hawaii administrative rules regarding standard conditions applicable to land permits. The Complaint was amended in March 1998 to add a sixth count, claiming that an amendment to a provision of the land patent (relating to the conditions under which the State could repurchase the land) is void and that the original provision should be reinstated.

The Circuit Court issued various rulings in 1999. Proceedings regarding issues not definitively resolved through those rulings or otherwise were eventually suspended pending any further administrative action by the DOH and BLNR. Of the issues not definitively resolved, Count II, relating to the State Noise Pollution Act, may adversely affect HELCO's ability to construct and operate CT-4 and CT-5.

In February 1999, the DOH notified the Circuit Court and the parties of a change in its interpretation of the noise rules it promulgated under the State Noise Pollution Act. The change in interpretation would apply different noise standards to the Keahole plant (which standards the DOH claims to be a 55 dBA daytime and 45 dBA nighttime standard) rather than the previously-applied noise standard (a 70 dBA standard).

In response to the new position announced by the DOH, in February 1999 HELCO filed a declaratory judgment action against the DOH, alleging that the noise rules were invalid on constitutional grounds. In March 1999, the Circuit Court granted KDC's motion to dismiss HELCO's complaint and Plaintiffs' motion for reconsideration on Count II and ruled that the applicable noise standard was 55 dBA daytime and 45 dBA nighttime. The Circuit Court specifically reserved ruling on HELCO's claims or potential claims based on estoppel and on the constitutionality of the noise rules "as applied" to HELCO's Keahole plant. In March 1999, the Circuit Court also granted in part and denied in part HELCO's motion for leave to file a cross-claim and a third-party complaint, stating that HELCO may file such motions on the "as applied" and "estoppel" claims once the DOH actually applies the 55/45 dBA noise standard to the Keahole plant.

HELCO filed a notice of appeal on its unconstitutionality claim in August 1999 and KDC filed a notice of cross-appeal in September 1999. All briefs were filed with the Hawaii Supreme Court by April 2000. The Supreme Court has not yet acted on the appeal.

The DOH has not issued any formal enforcement action applying the 55/45 dBA standard to the Keahole plant. Meanwhile, while not waiving possible claims or defenses that it might have against the DOH, HELCO has installed noise mitigation measures on the existing diesel units and CT-2 at Keahole and is exploring possible noise mitigation measures, which can be implemented if necessary, for CT-4 and CT-5. Should the DOH find HELCO in violation of the noise rules under Count II, the BLNR would be called to act on the impact of such violation, if any, on the CDUP (Count III) and the land patent (Count IV).

At the request of KDC and others, a status conference was held on December 18, 2000. The judge urged all parties to diligently pursue action on any open issues in the appropriate court or agency having jurisdiction. If and when the DOH and BLNR/DLNR act on all issues relating to Counts II through IV, and depending upon their rulings, the KDC lawsuit may be moot.

BLNR petitions. In August 1998, KDC filed with the BLNR a Petition for
--------------
Declaratory Ruling, alleging that the standard conditions in HAR Section 13-2-21 apply to HELCO's default entitlement, that the letter issued to HELCO by the DLNR in January 1998 was erroneous because it failed to incorporate all conditions applicable to the existing permits, and that three separate Notices of Violation (NOVs) issued by DOH to HELCO in 1992 and 1998 for violation of clean air rules constitute violations under the existing permits and render such permits null and void. The petition requested that the BLNR enjoin HELCO from using the Keahole property under the default entitlement. At a meeting in October 1999, BLNR determined that none of the standard land use conditions were inconsistent with HELCO's ability to proceed under its default entitlement and, therefore, each of the standard land use conditions applied to the expansion. The BLNR did not, at that time, determine whether HELCO had complied with the applicable conditions. The BLNR also determined that specific conditions imposed by the BLNR on HELCO's original CDUP and amendments thereto continued to apply to the existing plant but not to the expansion under the default entitlement. An order to this effect was issued in November 1999.

In February 2000, KDC and an individual plaintiff filed with the BLNR a Request to Nullify "Default Entitlement," alleging that HELCO's default entitlement was void because (1) HELCO cannot satisfy all conditions and laws, (2) HELCO forfeited its default entitlement because it redesigned certain facilities it has already constructed to support existing CT-2 rather than CT-4 and CT-5, and
(3) the BLNR should exercise its right-to-repurchase clause in HELCO's land patent. In February 2000, the BLNR denied KDC's request. A written decision on the February 2000 rulings was issued in August 2000.

At a hearing in September 2000, the Circuit Court ruled that, as a matter of law, absent any legal or equitable extension authorized by the BLNR pursuant to legal authority, the three-year construction deadline expired on April 26, 1999. HELCO filed a request for extension with the BLNR on October 20, 2000. By staff report dated January 20, 2001, the DLNR recommended that an extension be granted through January 26, 2004 and that the matter be handled administratively by the BLNR and not through a contested case hearing, subject to a condition that HELCO apply to the Land Use Commission within one year for a reclassification of the land. However, in January 2001, the BLNR decided that the extension issue should be decided through a contested case hearing, which was held in September 2001. In a document dated November 5, 2001, the hearings officer recommended that the BLNR approve HELCO's request for extension of the construction deadline. The recommendation did not state a time period for the extension, but concluded that an extension is warranted, "under such conditions as the Board may deem advisable." In a document dated November 7, 2001, the hearings officer issued rulings on the opponents' proposed findings of fact, conclusions of law, and motions. Each of the parties filed exceptions to the recommendation and rulings in November 2001. HELCO's exceptions requested that the November 7, 2001 rulings not be adopted, as many of them are arguably inconsistent with the November 5, 2001 recommendation. Oral arguments before the BLNR were conducted in January 2002. The BLNR has not yet issued a decision in this matter.

IPP Complaints filed with the PUC and other IPP information. Three IPPs-
-----------------------------------------------------------
Kawaihae Cogeneration Partners (KCP), Enserch Development Corporation (Enserch) and Hilo Coast Power Company (HCPC)-filed separate complaints against HELCO with the PUC in 1993, 1994, and 1997, respectively, alleging that they are entitled to PPAs to provide HELCO with additional capacity. KCP and Enserch each claimed that their proposed facilities would be a substitute for HELCO's planned 56 MW
(net) DTCC unit at Keahole.

In 1994 and 1995, the PUC allowed HELCO to continue to pursue construction of and commit expenditures for the combustion turbines (CT-4 and CT-5) and the heat recovery steam turbine generator (ST-7), but stated in its 1995 order that "no part of the project may be included in HELCO's rate base unless and until the project is in fact installed, and is used and useful for utility purposes." The PUC also ordered HELCO to continue negotiating with the IPPs and held that the facility to be built (i.e., either HELCO's or one of the IPP's) should be the one that can be most expeditiously put into service at "allowable cost."

The Enserch and HCPC complaints have been resolved by HELCO's entry into two PPAs, a 30-year contract with Enserch's project affiliate (now known as Hamakua Partners) and a five-year contract (subject to extension for one-year periods unless terminated prior to an extension period) with HCPC, which contracts were approved by the PUC and which were necessary to ensure reliable service to customers on the island of Hawaii. In the opinion of management, these PPAs do not supplant the need for CT-4 and CT-5. The PPA with HCPC can be terminated by HELCO before the end of the five-year period, for a fee.

On October 29, 1999, the Circuit Court ruled that the lease between Waimana and the Department of Hawaiian Home Lands for the site on which KCP's plant was proposed to be built was invalid. In addition, KCP's air permit apparently expired on January 31, 2000. In light of these and other issues, management believes that KCP's pending proposal for a PPA is not viable and, therefore, will not impact the installation of CT-4 and CT-5.

Pre-PSD work and notices of violation. The costs for the CT-4 project (and, to a
-------------------------------------
lesser extent, the CT-5 project) included the costs of certain facilities that benefit the existing Keahole power plant, but were originally scheduled to be installed at the same time as the new generating units. HELCO proceeded with the construction of the facilities that could be constructed prior to receipt of the PSD permits for CT-4 and CT-5 (pre-PSD facilities) after receipt of the CDUP amendment (as a result of the Circuit Court orders). (See "CDUP amendment" herein.)

         Pre-PSD facilities. The pre-PSD facilities include a
         ------------------
         shop/warehouse/administration building (completed in 1998), fire protection system upgrades (completed in September 1999), and a new water treatment system (completed in December 1999 and supplying the demineralized water needs of the existing CT at Keahole). (See Note 11 to HECO's Consolidated Financial Statements.)

         EPA NOV. In September 1998, the EPA issued an NOV to HELCO stating that
         -------
         HELCO violated the Hawaii State Implementation Plan by commencing construction activities at the Keahole generating station without first obtaining a final air permit. By law, 30 days after the NOV, the EPA may issue an order requiring compliance with applicable laws, assessing penalties and/or commencing a civil action seeking an injunction; however, no order has yet been issued. In 1999, HELCO put the EPA on notice that certain construction activities not affected by the NOV would continue, and received approval to proceed with certain construction activities. With the issuance of the final air permit effective November 27, 2001, the NOV no longer affects the timing or extent of future construction activities at Keahole.

Contingency planning. In June 1995, HELCO filed with the PUC its generation
--------------------
resource contingency plan detailing alternatives and mitigation measures to address the delays that have occurred in adding new generation. Actions under the plan (such as deferring the retirements of older, smaller units) have helped HELCO maintain its reserve margin and reduce the risk of near-term capacity shortages. In January 1996, the PUC opened a proceeding to evaluate HELCO's contingency resource plan and HELCO's efforts to insure system reliability. HELCO has filed reports with the PUC from time to time updating the contingency plan and the status of implementing the plan. HELCO filed its final update in April 2001. The PUC then issued an order finding that updates were no longer necessary, and closing the docket.

The first increments of new generation to be available to HELCO were added in August and December 2000 (Hamakua Partners' Phase 1 and Phase 2, respectively, of its planned 60 MW DTCC facility). Despite delays in adding new generation, HELCO's mitigation measures (including the extension of power purchases from HCPC) should provide HELCO with sufficient generation reserve margin to cover its projected monthly system peaks with units on scheduled maintenance until additional new generation is added in 2002 (CT-4 and CT-5), and should provide HELCO with sufficient reserve margin in the event of further delays in adding new generation. As new generation is added, HELCO will retire certain older, smaller generating units.

Management's evaluation; costs incurred. See Note 11 to HECO's Consolidated
---------------------------------------
Financial Statements.

NONUTILITY GENERATION

The Company has supported state and federal energy policies which encourage the development of alternate energy sources that reduce the use of fuel oil. The Company's alternate energy sources range from wind, geothermal and hydroelectric power, to energy produced by the burning of bagasse (sugarcane waste) and municipal waste, landfill methane gas and coal.

HECO PPAs. HECO currently has three major PPAs. In March 1988, HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc. (AES Hawaii)), a Hawaii-based cogeneration subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended in August 1989, provides that, for a period of 30 years beginning September 1992, HECO will purchase 180 MW of firm capacity. The AES Hawaii 180 MW coal-fired cogeneration plant, which became operational in September 1992, utilizes a "clean coal" technology. The facility is designed to sell sufficient steam to be a "Qualifying Facility" (QF) under the Public Utility Regulatory Policies Act of 1978 (PURPA).

In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership whose sole general partner was an indirect, wholly-owned subsidiary of ASEA Brown Boveri, Inc. (ABB), which has guaranteed certain of Kalaeloa's obligations and, through affiliates, contracted to design, build, operate and maintain the facility. The agreement with Kalaeloa, as amended, provides that HECO will purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991. The Kalaeloa facility, which was completed in the second quarter of 1991, is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine that utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a QF. As of February 28, 1997, the ownership of Kalaeloa was restructured so that 1% was owned by the ABB subsidiary as the general partner and 99% was owned by Kalaeloa Investment Partners

(KIP) as the limited partner. KIP is a limited partnership comprised of PSEG Hawaiian Management, Inc. and PSEG Hawaiian Investment, Inc. (nonregulated affiliates of Public Service Enterprise Group Incorporated) and Harbert Power Corporation. Subsequently, HECO consented to, and the PUC approved of, the transfer of the general partner partnership interest from the ABB subsidiary to an entity affiliated with the owners of KIP.

HECO also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu with respect to a 64 MW refuse-fired plant (H-POWER). The H-POWER facility began to provide firm energy in 1990 and currently supplies HECO with 46 MW of firm capacity. The firm capacity amendment provides that HECO will purchase firm capacity until mid-2015.

HECO purchases energy on an as-available basis from three nonutility generators. The largest are diesel-fired qualifying cogeneration facilities at the two oil refineries (10 MW and 18 MW) on Oahu. The other nonutility generator is an approximately 3 MW combustion turbine fired by methane gas from a landfill.

The PUC has approved and allowed rate recovery for the firm capacity and purchased energy costs related to HECO's three major PPAs that provide a total of 406 MW of firm capacity, representing 24% of HECO's total generating and firm purchased capacity on the island of Oahu as of December 31, 2001. The PUC also has approved and allowed rate recovery for the purchased energy costs related to HECO's as-available energy PPAs.

MECO and HELCO power purchase agreements. As of December 31, 2001, MECO and HELCO had PPAs for 16 MW and 112 MW of currently available firm capacity, respectively.

MECO has a PPA with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. The HC&S generating units primarily burn bagasse (sugar cane waste) along with secondary fuels of oil or coal. In March 1998, an HC&S unit failed and HC&S lost 10 MW of generating capacity. HC&S replaced the unit and put it into operation in the second quarter of 2000. HC&S, however, has since struggled to meet its contractual obligations to MECO in 2000 and 2001 due to operational constraints that led to several claims of force majeure by HC&S. The constraints have been primarily due to an extended drought condition on Maui that impacts HC&S' irrigation pumping load for its sugar cane operations. There has also been a higher than normal reduction in energy produced due to other equipment outages. With the completion of some maintenance activities and the easing of drought conditions, HC&S has resumed more normal energy sales to MECO. On January 23, 2001, MECO rescinded a December 27, 1999 PPA termination notice that it had sent to HC&S and agreed with HC&S that neither party would issue to the other a notice of termination prior to the end of 2002. Given the two-year notice required for termination, the PPA will remain in effect at least through December 31, 2004, and from year-to-year thereafter, subject to termination after such date on not less than two years' prior notice. In the intervening time, negotiations for a new PPA are expected.

HELCO has a 35-year PPA with Puna Geothermal Venture (PGV) for 30 MW of firm capacity from its geothermal steam facility expiring on December 31, 2027. In mid-1998, PGV's output began to decline from 30 MW to approximately 24 MW. By late 1999, PGV completed the addition of a new geothermal resource well and restoration of two reinjection wells. In December 1999, PGV began delivering 27 MW to 28 MW of firm capacity. In January 2000, PGV began delivering 30 MW of firm capacity using a temporary well connection. PGV made the installation permanent, and returned to providing 30 MW of firm capacity in February 2000. PGV's output has been in decline since the middle of 2000. The loss of generation has been attributed to poor quality steam (i.e., high liquid water content and debris) emanating from its source wells. PGV is considering further equipment upgrades and additional wells in order to recover 30 MW output. PGV expects this work to be completed in 2002.

In December 1994, at a time when HELCO's contract with HCPC was set for delivery of 18 MW, HCPC filed a Chapter 11 bankruptcy petition. In July 1995, the bankruptcy court approved an amended and restated PPA with HCPC for 22 MW of firm capacity and the dismissal of HCPC from bankruptcy. That agreement terminated on December 31, 1999. On October 4, 1999, HELCO entered into a PPA with HCPC effective January 1, 2000 through December 31, 2004, subject to early termination by HELCO after two years, whereby HELCO continues to purchase 22 MW of firm capacity from HCPC's coal-fired facility. The PPA extends for one-year periods thereafter, unless terminated prior to an extension period. The PPA was amended on November 5, 1999. The PUC approved the PPA, as amended, on December 7, 1999. See the "HELCO Power Situation" section above.

In October 1997, HELCO entered into an agreement with Encogen, a limited partnership whose general partners were wholly-owned special-purpose subsidiaries of Enserch and Jones Capital Corporation. Enserch Corporation and J.A. Jones, Inc., the parent companies of Enserch and Jones Capital Corporation, respectively, guaranteed certain of Encogen's obligations. The agreement provides that HELCO will purchase up to 60 MW (net) of firm capacity for a period of 30 years. The DTCC facility, which primarily burns naphtha, consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a QF. The PUC approved the agreement on July 14, 1999. On November 8, 1999, HELCO entered into a PPA Novation with Encogen and Hamakua Partners, which recognizes the transfer of the obligations of Encogen under the PPA to Hamakua Partners. Hamakua Partners was formed as result of the sale of the general partner and limited partner partnership interests of Enserch to entities affiliated with TECO Energy Inc., which is a Florida-based energy company and parent company of Tampa Electric Company, a regulated electric utility. TECO Energy Inc. has replaced the guarantee of Enserch Corporation of certain of Hamakua Partners' obligations. On August 12, 2000, Hamakua Partners began providing HELCO with firm capacity from the first phase of a two-phase construction completion schedule. On December 31, 2000, Hamakua Partners began providing firm capacity from the entire facility, following completion of the second phase of construction. In June 2001, Hamakua Partners demonstrated 60 MW output from the facility. Since then, the output has deteriorated due to technical problems in the steam turbine, and as of January 2002, output from Hamakua Partners is limited to 56 MW. Hamakua Partners expects to resolve the technical difficulties with the steam turbine and return to 60 MW output by June 2002. See the "HELCO Power Situation" section above.

HELCO purchases energy on an as-available basis from a number of nonutility generators. The largest include an 11 MW run-of-the-river hydroelectric facility and a 7 MW wind facility. Apollo Energy Corporation (Apollo), the owner of the wind facility, has an existing contract to provide HELCO with as-available windpower through June 29, 2002 (and extending thereafter until terminated by HELCO or Apollo). Apollo filed a petition for hearing with the PUC on April 28, 2000, alleging that it had unsuccessfully attempted to negotiate a new power purchase agreement with HELCO. Apollo had offered to repower its existing 7 MW facility by the end of 2000 and to install additional wind turbines, up to a total allowed capacity of 15 MW, by the end of 2001. The parties agreed to limit to four issues the matters being presented to the PUC for guidance: whether Apollo is entitled to capacity payments; whether Apollo is entitled to a minimum purchase rate; whether certain performance standards should apply; and whether HELCO's proposed dispute resolution provision should apply. A hearing on these issues was held on October 3-5, 2000. On May 30, 2001, the PUC issued a D&O in which it ordered HELCO and Apollo to continue to negotiate a PPA, consistent with the terms of the D&O, and to submit by August 13, 2001 either a finalized PPA or status reports informing the PUC of matters preventing finalization of a PPA. HELCO and Apollo were unable to agree to a PPA by August 13, 2001, and each submitted status reports. Apollo now wants to be allowed to supply up to 20 MW of power. The parties have continued to negotiate following August 13, 2001, but have not reached agreement, and have submitted letters to the PUC updating the status of negotiations.

On August 17, 1999, HELCO entered into a PPA with Kahua Power Partners LLC (KPP) for the purchase of as-available energy from KPP's proposed 10 MW windfarm. The PPA was amended by Amendment No. 1 dated April 4, 2000. The PUC approved the PPA, as amended, on June 1, 2001. KPP has not begun construction of its windfarm.

On January 8, 2001, HELCO entered into a PPA with Hawi Renewable Development, Inc. (HRD) for the purchase of approximately 3 MW of as-available energy from HRD's proposed 5 MW windfarm. An amendment to the PPA is expected to be completed in the first half 2002, after which the PPA, as amended, will be submitted to the PUC for approval. HELCO may purchase energy from HRD by the end of 2002, assuming receipt of a timely PUC approval and completion of construction as scheduled. The PUC has approved and allowed rate recovery for the firm capacity and purchased energy costs for MECO's and HELCO's approved firm capacity and as-available energy PPAs.

FUEL OIL USAGE AND SUPPLY

The rate schedules of the Company's electric utility subsidiaries include energy cost adjustment (ECA) clauses under which electric rates (and consequently the revenues of the electric utility subsidiaries generally) are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. See discussion below under "Rates," and "Regulation of electric utility rates" and "Electric utility revenues" in HECO's MD&A.

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

The diesel supplies acquired by the Lanai Division of MECO are purchased under a contract with a local petroleum wholesaler, Lanai Oil Co., Inc. On March 1, 2000, the PUC approved an amended contract with a term extending through December 31, 2001, and further extending through December 31, 2003 unless terminated as of the end of 2001. This agreement has been extended through December 31, 2003.

See the fuel oil commitments information set forth in the "Fuel contracts"
section in Note 11 to HECO's Consolidated Financial Statements.

The following table sets forth the average cost of fuel oil used by HECO, MECO and HELCO to generate electricity in the years 2001, 2000 and 1999:

                 HECO                      MECO                     HELCO              Consolidated
       ----------------------------------------------------------------------------------------------------
          $/Barrel   (cent)/MBtu    $/Barrel    (cent)/MBtu  $/Barrel  (cent)/MBtu  $/Barrel   (cent)/MBtu
-----------------------------------------------------------------------------------------------------------
2001         31.90     508.3        40.00       670.0        31.96     514.8        33.49      539.3
2000         31.63     503.1        38.91       651.0        35.37     577.1        33.44      538.5
1999         18.68     297.4        25.65       430.2        22.97     373.7        20.46      329.7


The average per-unit cost of fuel oil consumed to generate electricity for HECO, MECO and HELCO reflects a different volume mix of fuel types and grades. In 2001, over 99% of HECO's generation fuel consumption consisted of LSFO. The balance of HECO's fuel consumption was diesel. Diesel made up approximately 75% of MECO's and

21% of HELCO's fuel consumption. MSFO made up the remainder of the fuel consumption of MECO and HELCO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per-barrel basis. The prices of LSFO, MSFO and diesel fell in early 2001, reached a peak in the June-July period, then trended lower through the remainder of 2001. Compared to the price levels prevailing in 2000, the 2001 prices for LSFO and diesel averaged approximately 5% lower and the prices for MSFO averaged approximately 12% lower. The prices in January 2002 continued the downward trend.

In June 1999, HELCO and MECO exercised an option to extend for two years commencing January 1, 2000 their existing contracts with Hawaiian Interisland Towing, Inc. (HITI) for the shipment of MSFO and diesel supplies from their fuel supplier's facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively. The PUC had approved these contracts and issued a final order in June 1994 that permitted HELCO and MECO to include the fuel transportation and related costs incurred under the original contracts in their respective ECA clauses. Freight rates charged under the contracts are related to published indices for industrial commodities prices and labor costs. As a result of a formal competitive bidding process, successor ocean transportation contracts between MECO and HELCO and HITI were executed in December 2000 for service commencing January 1, 2002. These contracts provide for the employment of a new double-hull bulk petroleum barge at freight rates approximately the same as under the prior agreements for an initial term of 5 years with options for three additional five-year extensions. On December 10, 2001, the PUC approved these contracts and permits the recovery of freight costs incurred in MECO's and HELCO's ECA clauses.

HITI never takes title to the fuel oil or diesel fuel, but does have custody and control while the fuel is in transit from Oahu. If there were an oil spill in transit, HITI is contractually obligated to indemnify HELCO and/or MECO. HITI has liability insurance coverage for oil spill related damage of $1 billion. State law provides a cap of $700 million on liability for releases of heavy fuel oil transported interisland by tank barge. HELCO and/or MECO may be responsible for any clean-up and/or fines that HITI or its insurance carrier does not cover.

The prices that HECO, MECO and HELCO pay for purchased energy from nonutility generators are generally linked to the price of oil. The AES Hawaii energy prices vary primarily with an inflation indicator. The energy prices for Kalaeloa, which purchases LSFO from Tesoro, vary primarily with world LSFO prices. The H-POWER, HC&S, PGV and HCPC energy prices are based on the Companies' respective PUC-filed short-run avoided energy cost rates (which vary with their respective composite fuel costs), subject to minimum floor rates specified in their approved PPAs. The Hamakua Partners energy prices vary primarily with HELCO's diesel costs.

The Company estimates that 76% of the net energy generated and purchased by HECO and its subsidiaries in 2002 will be generated from the burning of oil. Increases in fuel oil prices are passed on to customers through the electric utility subsidiaries' ECA clauses. Failure by the Company's oil suppliers to provide fuel pursuant to the supply contracts and/or substantial increases in fuel prices could adversely affect consolidated HECO's and the Company's financial condition, results of operations and/or liquidity. HECO, however, maintains an inventory of fuel oil in excess of one month's supply. HELCO and MECO maintain approximately a one month's supply of both MSFO and diesel. The PPAs with AES Hawaii and Hamakua Partners require that they maintain certain minimum fuel inventory levels.

TRANSMISSION SYSTEMS

HECO has 138 kilovolt (kv) transmission and 46 kv subtransmission lines. HELCO has 69 kv transmission and 34.5 kv subtransmission lines. MECO has 69 kv transmission and 23 kv subtransmission lines on Maui, 34.5 kv transmission lines on Molokai and 12 kv distribution lines on Lanai. The electric utilities' overhead and underground transmission and subtransmission lines, as well as their distribution lines, are uninsured because the amount of insurance available is limited and the premiums are extremely high.

Lines are added when needed to serve increased loads and/or for reliability reasons. In some design districts on Oahu, lines must be placed underground. By state law, the PUC generally must determine whether new 46 kv,

69 kv or 138 kv lines can be constructed overhead or must be placed underground. The process of acquiring permits and regulatory approvals for new lines can be contentious, time consuming (leading to project delays) and costly. HECO system. HECO serves Oahu's electricity requirements with firm capacity generating units located in West Oahu (1,057 MW); Waiau, adjacent to Pearl Harbor (499 MW); and Honolulu (113 MW). HECO's nonfirm power sources (approximately 32 MW) are located primarily in West Oahu. HECO transmits power to its service areas on Oahu through approximately 217 miles of overhead and underground 138 kv transmission lines (of which approximately 6 miles are underground) and approximately 570 miles of overhead and underground 46 kv subtransmission lines. See "Oahu transmission system" in HECO's MD&A.

HELCO system. HELCO serves the island of Hawaii's electricity requirements with firm capacity generating units located in West Hawaii (40 MW) and East Hawaii (221 MW). HELCO's nonfirm power sources total 26 MW. HELCO transmits power to its service area on the island of Hawaii through approximately 468 miles of 69 kv overhead lines and approximately 173 miles of 34.5 kv overhead lines.

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

See "Regulation of electric utility rates," "Recent rate requests" and "Electric utility revenues" in HECO's MD&A.

PUBLIC UTILITIES COMMISSION OF THE STATE OF HAWAII

Dennis Yamada is the Chairman of the PUC and has served on the PUC since 1994. In December 2001, Wayne Kimura became a commissioner on the PUC, replacing a commissioner who resigned in October 2001. Commissioner Kimura was formerly with the State Department of Accounting and General Services as State Comptroller. In January 2002, Janet Kawelo became a commissioner on the PUC, replacing a commissioner who resigned at the end of December 2001. Commissioner Kawelo was previously the Deputy Director for the State Department of Land and Natural Resources. Commissioners Kimura and Kawelo are serving as commissioners subject to Senate confirmation.

MOST RECENT RATE REQUESTS

Hawaiian Electric Company, Inc.
-------------------------------

.. In December 1993, HECO filed a request to increase rates based on a 1995 test year. HECO requested a 4.1% increase (as revised), or $28.2 million in annual revenues, based on a 13.25% return on average common equity (ROACE). In December 1995, HECO received a final D&O authorizing a 1.3%, or $9.1 million, increase in annual revenues, based on a 1995 test year and an 11.4% ROACE.

.. HECO has not initiated a rate case for several years, but in 2001 it committed to initiate a rate case within three years, using a 2003 or 2004 test year, as part of the agreement described in "Other regulatory matters" in HECO's MD&A.

Hawaii Electric Light Company, Inc.
-----------------------------------

.. In March 1995, HELCO filed a request to increase rates based on a 1996 test year. In February 1996, HELCO revised its requested increase to 6.2%, or $8.9 million in annual revenues, based on a 12.5% ROACE. In March 1996, HELCO received an interim D&O authorizing a 4.8%, or $6.8 million, increase in annual revenues, based on an 11.65% ROACE. In April 1997, HELCO received a final D&O which made the interim increase final.

.. In March 1998, HELCO filed a request to increase rates 11.5%, or $17.3 million in annual revenues, based on a 1999 test year and a 12.5% ROACE, primarily to recover costs relating to (1) an agreement to buy power from Hamakua Partners and (2) adding two combustion turbines (CT-4 and CT-5) at HELCO's Keahole power plant. Due to the EAB's denial of HELCO's motion for reconsideration of the EAB's November 25, 1998 decision (see "HELCO power situation--PSD permits" above) and a delay in adding the Hamakua Partners plant from 1999 to 2000, HELCO's test year 1999 rate increase application was withdrawn in March 1999.

.. See "Recent rate requests--Hawaii Electric Light Company, Inc." in HECO's MD&A for a discussion of the PUC's final D&O on HELCO's rate increase based on a 2000 test year.

Maui Electric Company, Limited
------------------------------

.. In February 1995, MECO filed a request to increase rates based on a 1996 test year. MECO's final requested increase was 3.8%, or $5.0 million in annual revenues, based on an 11.5% ROACE. In January 1996, MECO received an interim D&O authorizing an increase of 2.8%, or $3.7 million in annual revenues, based on an 11.5% ROACE, effective February 1, 1996. In April 1997, MECO received a final
D&O authorizing a 2.9%, or $3.9 million increase in annual revenues, $0.2 million more annually than the interim increase and based on an 11.5% ROACE.

.. In May 1996, MECO filed a request to increase rates 13%, or $18.9 million in annual revenues, based on a 1997 test year and a 12.9% ROACE, primarily to recover the costs related to the anticipated 1997 addition of new generating unit M17. In November 1996, MECO filed a motion with the PUC to approve a stipulation between MECO and the Consumer Advocate which would provide MECO with an increase in annual revenues of $1.5 million, based on an 11.65% ROACE. In May 1997, the stipulated increase was revised to $1.3 million after considering the final decision in the 1996 test year case. The primary reason for the stipulation was a delay in the expected in-service date for MECO's generating unit M17 until late 1998, because of delays in obtaining the necessary PSD permit from the DOH/EPA. In December 1997, MECO received a final D&O authorizing no additional increase in annual revenues, based on an 11.12% ROACE.

.. See "Recent rate requests--Maui Electric Company, Limited" in HECO's MD&A for a discussion of MECO's rate increase based on a 1999 test year.

REGULATORY ASSET RELATED TO BARBERS POINT TANK FARM PROJECT COSTS

See Note 6 to HECO's Consolidated Financial Statements.

COMPETITION

In December 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See "Competition" in HECO's MD&A. Management cannot predict what changes, if any, may result from these efforts or what impact, if any, the changes may have on the Company's or consolidated HECO's financial condition, results of operations or liquidity.

In the order initiating the proceeding, the PUC recognized that Hawaii's stand-alone island energy systems are different from the interconnected systems of the contiguous states, but also recognized the need to determine how to respond in Hawaii to changes occurring in the industry. The PUC set forth a preliminary enumeration of the issues, including feasible forms of competition, the regulatory compact, public interest benefits, long-term integrated resource planning, appropriate treatment of potential stranded costs and the identification of the objectives and the establishment of a time frame for the introduction of competition in the electric industry. There are 19 parties in the proceeding including the Consumer Advocate, HECO, HELCO, MECO, the Department of Business, Economic Development & Tourism of the State of Hawaii (DBEDT), the Counties of Maui, Hawaii and Kauai, the Department of Defense (the DOD, HECO's largest customer), various IPPs and others. Following a number of meetings, and the submission and presentation to the collaborative group of preliminary Statements of Position (SOPs), the parties individually submitted final SOPs that were compiled and sent to the PUC in October 1998.

HECO's position in the proceeding was that retail competition is not feasible in Hawaii, but that some of the benefits of competition can be achieved through
(1) competitive bidding for new generation, (2) performance-based ratemaking
(PBR), and (3) innovative pricing provisions (including rate restructuring, expanded time-of-use rates, customer migration rates such as standby charges, flexible pricing to encourage economic development and to compete with customer generation options, new service options and two-part rates incorporating real-time pricing). HECO suggested in its SOP that these proposals be implemented through applications for PUC approval in a series of separate proceedings to be initiated by HECO. HECO pointed out in its SOP that the conditions making electric industry restructuring feasible elsewhere generally are not present in Hawaii. Among other considerations, none of the island electric systems is interconnected, the island electricity markets are relatively small and there are barriers to entry by new generation suppliers.

While the other parties' SOPs generally support competitive bidding for new generation, there is no consensus as to whether or as to the extent Hawaii's electricity markets should be restructured to introduce further competition. For example, the Consumer Advocate agreed that full scale retail generation competition was not now feasible in Hawaii, but proposed immediate rate unbundling and customer education, followed by rulemaking proceedings (1) to open transmission and distribution access on a limited basis (such as when new generation is needed) and determine the degree of any stranded cost recovery through nonbypassable access charges, (2) to permit conservation and energy management services to be provided to retail customers on a competitive basis, and (3) to implement competition for other customer services (metering and billing), as determined to be appropriate. The DOD also recognized that retail generation competition was not now feasible, and proposed rate unbundling, the establishment of cost-based rates, the offering of additional rate options, PBR, and investigation of the unbundling and separate pricing of customer services. DBEDT proposed (1) rate unbundling, (2) competition for customer services and energy efficiency services, and (3) if additional analysis by the PUC confirms the feasibility of retail generation competition on Oahu, open transmission and distribution access for generators, divestiture of generation and customer service functions by utilities, and the formation of independent system operators.

In May 1999, the PUC approved HECO's standard form contract for customer retention that allows HECO to provide a rate option for customers who would otherwise reduce their energy use from HECO's system by using energy from a nonutility generator. Based on HECO's current rates, the standard form contract provides a 2.77% and an 11.27% discount on base energy rates for "Large Power" and "General Service Demand" customers, respectively. In March 2000, the PUC approved a similar standard form contract which, based on HELCO's current rates, provides a 10.00% discount on HELCO's base energy rates for "Large Power" and "General Service Demand" customers.

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

In January 2000, the PUC submitted a status report on its competition investigation to the 2000 Legislature, at the Legislature's request. In the report, the PUC stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in the state's electric industry and that it plans to proceed with an examination of the feasibility of competitive bidding. The PUC also indicated its plans to review specific policies to encourage renewable energy resources in the power generation mix. The report states that "further steps" by the PUC "will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition."

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

EXEMPTION FROM REAL PROPERTY TAXES FOR HECO, HELCO AND MECO

In April 2001, the Governor of the State of Hawaii signed into law Act 64, which provides for the sharing of the Public Service Company (PSC) tax revenues between the state and counties of the state. This legislation is consistent with a settlement agreement that was entered into in January 2001 by the state, the counties and the utility companies doing business in Hawaii. The sharing of the PSC tax revenues took effect on July 1, 2001.

In accordance with the settlement agreement, the utilities subject to the PSC tax pay the same amount of PSC taxes they would have under the old law, which imposed taxes on electric revenues at rates ranging from 5.885% to 8.2%. However, the state now receives the taxes calculated at a 4% rate and counties now receive the revenues from the taxes in excess of 4%. In order to share in these revenues, the counties must provide by ordinance for a real property tax exemption for real property used by a public utility in its public utility business and owned by the public utility (or leased to it by a lease under which the public utility is required to pay the taxes) and must not have denied the exemption to the utility with regard to such property. The counties have waived and released claims for real property tax due and payable before July 1, 2001. Consequently, all the complaints and tax appeals filed by the utilities against the state in Tax Appeal Court before January 11, 2001 have been dismissed. Under the settlement agreement, however, the County of Hawaii will keep the approximately $0.1 million real property tax installment HELCO paid under protest on August 20, 2000.

The counties of Oahu, Hawaii and Maui have passed the enabling statutes in accordance with the settlement agreement or have existing statutes which exempt HECO, HELCO and MECO from the real property tax in their respective counties of operation.

LEGISLATION

Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. For example, Congress is considering an energy plan that could increase the domestic supply of oil as well as increase support for energy conservation programs and mandate the use of renewables by utilities. The 2002 Hawaii legislature is considering measures that would undertake a comprehensive audit of the state's electric utility regulatory policies, energy policies and support for reducing Hawaii's dependence on imported petroleum for electrical generation. Management cannot at this time predict the impact of these proposals or the likelihood of their eventual passage and enactment into law.

The Hawaii legislature did not consider deregulation in its 2001 session, but passed a law that requires electric utilities to establish "renewables portfolio standard" goals of 7% by December 31, 2003, 8% by December 31, 2005 and 9% by December 31, 2010. HECO, HELCO and MECO are permitted to aggregate their renewable portfolios in order to achieve these goals. Any electric utility whose percentage of sales of electricity represented by renewable energy does not meet these goals will have to report to the PUC and provide an explanation for not meeting the renewables portfolio standard. The PUC could then grant a waiver from the standard or an extension of time for meeting the standard. The PUC may also provide incentives to encourage electric utilities to exceed the standards or meet the standards earlier, or both, but as yet no such incentives have been proposed. The new law also requires that electric utilities offer net energy metering to solar, wind turbine, biomass or hydroelectric generating systems (or hybrid systems) with a capacity up to 10 kilowatts (i.e., a customer-generator may be a net user or supplier of energy and will make payments to or receive credits from the electric utility accordingly).

BANK--AMERICAN SAVINGS BANK, F.S.B.
-----------------------------------

GENERAL

ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 2001, ASB was the third largest financial institution in the State of Hawaii with total assets of $6.0 billion and deposits of $3.7 billion.

HEI agreed with the Office of Thrift Supervision's (OTS) predecessor regulatory agency that ASB's regulatory capital would be maintained at a level of at least 6% of ASB's total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI's obligation to contribute additional capital was limited to a maximum aggregate amount of approximately $65.1 million. At December 31, 2001, HEI's maximum obligation to contribute additional capital has been reduced to approximately $28.3 million because of additional capital contributions of $36.8 million by HEI to ASB since the acquisition, exclusive of capital contributions made in connection with ASB's acquisition of most of the Hawaii operations of BoA (see below). ASB is subject to OTS regulations on dividends and other distributions applicable to financial institutions regulated by the OTS.

Effective December 6, 1997, ASB acquired certain loans and other assets and assumed certain deposits and other liabilities of the Hawaii operations of BoA pursuant to a Purchase and Assumption Agreement executed on May 26, 1997, as amended. ASB used the purchase method of accounting to account for the transaction. In this transaction, ASB assumed liabilities with an estimated fair value of $1.7 billion and paid a $0.1 billion premium on certain transferred deposit liabilities. The estimated fair value of tangible and intangible assets acquired, including cash of $0.8 billion, amounted to $1.8 billion. ASB recorded the excess of the purchase price over the estimated fair value of the identifiable net assets acquired of $72 million as goodwill and recorded the core deposit premium of approximately $20 million as an intangible asset. The accounting treatment for goodwill and other intangible assets will change for 2002 and subsequent years. See "Business combinations, goodwill and other intangible assets" in Note 1 of HEI's Consolidated Financial Statements.

ASB's earnings depend primarily on its net interest income--the difference between the interest income earned on interest-earning assets (loans receivable and investment and mortgage/asset-backed securities) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings, including advances from the Federal Home Loan Bank (FHLB) of Seattle).

For additional information about ASB, see the sections under "Bank" in HEI's MD&A, HEI's "Quantitative and Qualitative Disclosures about Market Risk" and
Note 4 to HEI's Consolidated Financial Statements.

The following table sets forth selected data for ASB for the years indicated:

                                                                              Years ended December 31,
                                                                           -------------------------------
                                                                              2001        2000      1999
----------------------------------------------------------------------------------------------------------
Common equity to assets ratio
   Average common equity divided by average total assets/1/...............     6.65%       6.22%     6.09%
Return on assets
   Net income for common stock divided by average total assets/1/,/2/.....     0.81        0.68      0.62
Return on common equity
   Net income for common stock divided by average common equity/1/,/2/....    12.3        11.0      10.2
Tangible efficiency ratio
   Total general and administrative expenses divided by net interest
     income and other income..............................................    56          57        58

/1/    Average balances calculated using the average daily balances during 2001 (except for return on common equity, which is calculated using the average month-end balance) and the average month-end balances during 2000 and 1999.
/2/    Net income includes amortization of goodwill and core deposit intangibles. In 2002 and subsequent years, goodwill will no longer be amortized, but will be tested for impairment at least annually.

CONSOLIDATED AVERAGE BALANCE SHEET

The following table sets forth average balances of ASB's major balance sheet categories for the years indicated. Average balances have been calculated using the daily average balances during 2001 and the average month-end balances during 2000 and 1999.

                                                                Years ended December 31,
                                                    ----------------------------------------------
(in thousands)                                               2001           2000           1999
--------------------------------------------------------------------------------------------------
Assets
Investment securities............................     $   308,712    $   287,906    $   218,628
Mortgage/asset-backed securities.................       2,345,630      2,058,706      1,894,953
Loans receivable, net............................       2,963,521      3,215,879      3,191,847
Other............................................         391,040        380,609        414,153
                                                    ----------------------------------------------
                                                      $ 6,008,903    $ 5,943,100    $ 5,719,581
                                                    ==============================================

Liabilities and stockholder's equity
Deposit liabilities..............................     $ 3,638,136    $ 3,537,312    $ 3,706,750
Other borrowings.................................       1,778,766      1,880,952      1,505,109
Other............................................         117,366         80,262         84,540
Stockholder's equity.............................         474,635        444,574        423,182
                                                    ----------------------------------------------
                                                      $ 6,008,903    $ 5,943,100    $ 5,719,581
                                                    ==============================================

In 2001, mortgage/asset-backed securities increased and loans receivable decreased largely because ASB exchanged loans for $393 million of mortgage/asset-backed securities.

ASSET/LIABILITY MANAGEMENT

See HEI's "Quantitative and Qualitative Disclosures about Market Risk" in HEI's Annual Report.

INTEREST INCOME AND INTEREST EXPENSE

The following table sets forth average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the years indicated. Average balances for each year have been calculated using the average month-end or daily average balances during the year.

                                                                              Years ended December 31,
                                                               ------------------------------------------------
(dollars in thousands)                                                  2001            2000            1999
---------------------------------------------------------------------------------------------------------------
Loans
   Average balances.........................................     $ 2,963,521     $ 3,215,879     $ 3,191,847
   Interest income .........................................         231,858         254,502         244,566
   Weighted-average yield...................................            7.82%           7.91%           7.66%

Mortgage/asset-backed securities
   Average balances.........................................     $ 2,345,630     $ 2,058,706     $ 1,894,953
   Interest income .........................................         152,181         152,340         122,281
   Weighted-average yield...................................            6.49%           7.40%           6.45%

Investments/1/
   Average balances.........................................     $   308,712     $   287,906     $   218,628
   Interest and dividend income ............................          15,612          16,733          13,132
   Weighted-average yield...................................            5.06%           5.81%           6.01%

Total interest-earning assets
   Average balances.........................................     $ 5,617,863     $ 5,562,491     $ 5,305,428
   Interest and dividend income ............................         399,651         423,575         379,979
   Weighted-average yield...................................            7.11%           7.61%           7.16%

Deposits
   Average balances.........................................     $ 3,638,136     $ 3,537,312     $ 3,706,750
   Interest expense.........................................         116,531         119,192         120,338
   Weighted-average rate....................................            3.20%           3.37%           3.25%

Borrowings
   Average balances.........................................     $ 1,778,766     $ 1,880,952     $ 1,505,109
   Interest expense.........................................          97,054         119,683          86,830
   Weighted-average rate....................................            5.46%           6.36%           5.77%

Total interest-bearing liabilities
   Average balances.........................................     $ 5,416,902     $ 5,418,264     $ 5,211,859
   Interest expense.........................................         213,585         238,875         207,168
   Weighted-average rate....................................            3.94%           4.41%           3.97%

Net balance, net interest income and interest rate spread
     Net balance............................................     $   200,961     $   144,227     $    93,569
     Net interest income....................................         186,066         184,700         172,811
     Interest rate spread...................................            3.17%           3.20%           3.19%

/1/    Includes stock in the FHLB of Seattle.

The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted-average interest rate multiplied by prior year average portfolio balance) and (2) changes in volume (change in average portfolio balance multiplied by prior period rate). Any remaining change is allocated to the above two categories on a pro rata basis.

                                                                     Increase (decrease) due to
                                                            ----------------------------------------
(in thousands)                                                     Rate       Volume         Total
----------------------------------------------------------------------------------------------------
Year ended December 31, 2001 vs. 2000
-------------------------------------
Income from interest-earning assets
   Loan portfolio......................................       $  (2,867)   $ (19,777)    $ (22,644)
   Mortgage/asset-backed securities....................         (19,981)      19,822          (159)
   Investments.........................................          (2,269)       1,148        (1,121)
                                                            ----------------------------------------
                                                                (25,117)       1,193       (23,924)
                                                            ----------------------------------------
Expense from interest-bearing liabilities
   Deposits............................................          (6,041)       3,380        (2,661)
   FHLB advances and other borrowings..................         (16,352)      (6,277)      (22,629)
                                                            ----------------------------------------
                                                                (22,393)      (2,897)      (25,290)
                                                            ----------------------------------------
Net interest income....................................       $  (2,724)   $   4,090     $   1,366
                                                            ========================================

Year ended December 31, 2000 vs. 1999
-------------------------------------
Income from interest-earning assets
   Loan portfolio......................................       $   8,073    $   1,863     $   9,936
   Mortgage/asset-backed securities....................          18,944       11,115        30,059
   Investments.........................................            (449)       4,050         3,601
                                                            ----------------------------------------
                                                                 26,568       17,028        43,596
                                                            ----------------------------------------
Expense from interest-bearing liabilities
   Deposits............................................           4,408       (5,554)       (1,146)
   FHLB advances and other borrowings..................           9,544       23,309        32,853
                                                            ----------------------------------------
                                                                 13,952       17,755        31,707
                                                            ----------------------------------------
Net interest income....................................       $  12,616    $    (727)    $  11,889
                                                            ========================================

OTHER INCOME

In addition to net interest income, ASB has various sources of other income, including fee income from servicing loans, fees on deposit accounts, rental income from premises and other income. Other income totaled approximately $45.0 million in 2001, $27.3 million in 2000 and $29.9 million in 1999. The increase in other income for 2001 was primarily due to a $8.0 million gain on sale of investment and mortgage/asset-backed securities, increases in fees from ATM and debit cards and increases in revenues from sales of annuity products.

LENDING ACTIVITIES

General. Loans and mortgage/asset-backed securities of $5.2 billion represented 86.7% of total assets at December 31, 2001, compared to $5.3 billion, or 88.5%, and $5.2 billion, or 88.7%, at December 31, 2000 and 1999, respectively. ASB's loan portfolio consists primarily of conventional residential mortgage loans, which are neither insured by the Federal Housing Administration nor guaranteed by the Veterans Administration.

The following tables set forth the composition of ASB's loan and mortgage/asset-backed securities portfolio:

                                                                     December 31,
                                     ------------------------------------------------------------------------------
                                                 2001                    2000                       1999
                                     ------------------------------------------------------------------------------
(dollars in thousands)                      Balance % of total      Balance % of total         Balance % of total
-------------------------------------------------------------------------------------------------------------------
Real estate loans/1/
Conventional (1-4 unit residential)      $2,242,329     43.02%   $2,719,754     51.49%      $2,725,395      52.56%
Commercial real estate.............         196,515      3.77       156,177      2.95          170,663       3.29
Construction and development.......          52,043      1.00        38,913      0.74           43,706       0.84
                                     ------------------------------------------------------------------------------
                                          2,490,887     47.79     2,914,844     55.18        2,939,764      56.69
Less
  Deferred fees and discounts......         (17,946)    (0.34)      (21,588)    (0.41)         (24,083)     (0.46)
  Undisbursed loan funds...........         (22,910)    (0.45)      (17,559)    (0.33)         (19,368)     (0.37)
  Allowance for loan losses........         (26,085)    (0.50)      (24,800)    (0.47)         (22,319)     (0.43)
                                     ------------------------------------------------------------------------------
Total real estate loans, net.......       2,423,946     46.50     2,850,897     53.97        2,873,994      55.43
                                     ------------------------------------------------------------------------------

Other loans
Loans on deposits..................           7,288      0.14         8,021      0.15           14,496       0.28
Consumer and other loans...........         245,199      4.70       230,330      4.36          230,437       4.44
Commercial loans...................         197,333      3.79       134,784      2.55          106,098       2.05
                                     ------------------------------------------------------------------------------
                                            449,820      8.63       373,135      7.06          351,031       6.77
Less
  Deferred fees and discounts......               -         -             -         -                -          -
  Undisbursed loan funds...........              (5)        -           (58)        -             (118)         -
  Allowance for loan losses........         (16,139)    (0.31)      (12,649)    (0.24)         (13,029)     (0.25)
                                     ------------------------------------------------------------------------------
Total other loans, net.............         433,676      8.32       360,428      6.82          337,884       6.52
                                     ------------------------------------------------------------------------------

Mortgage/asset-backed securities,
   net of discounts................       2,354,849     45.18     2,070,827     39.21        1,973,146      38.05
                                     ------------------------------------------------------------------------------

   Total loans and
     mortgage/asset-backed
     securities, net...............      $5,212,471    100.00%   $5,282,152    100.00%      $5,185,024     100.00%
                                     ==============================================================================

/1/ Includes renegotiated loans.

                                                                              December 31,
                                                       ------------------------------------------------------------
                                                                  1998                           1997
                                                       ------------------------------------------------------------
(dollars in thousands)                                        Balance  % of total          Balance   % of total
-------------------------------------------------------------------------------------------------------------------

Real estate loans/1/
Conventional (1-4 unit residential).................       $2,654,408      53.79%       $2,498,171       50.97%
Commercial real estate..............................          198,530       4.03           216,509        4.42
Construction and development........................           35,274       0.72            32,569        0.67
                                                      ------------------------------------------------------------
                                                            2,888,212      58.54         2,747,249       56.06
Less
  Deferred fees and discounts.. ....................          (21,229)     (0.43)          (16,055)      (0.33)
  Undisbursed loan funds...... .....................          (14,685)     (0.30)          (13,724)      (0.28)
  Allowance for loan losses.. ......................          (27,944)     (0.57)          (20,450)      (0.42)
                                                      ------------------------------------------------------------
Total real estate loans, net........................        2,824,354      57.24         2,697,020       55.03
                                                      ------------------------------------------------------------

Other loans
Loans on deposits...................................           16,836       0.34            17,473        0.36
Consumer and other loans............................          236,396       4.79           258,764        5.28
Commercial loans....................................           94,045       1.91            88,315        1.80
                                                      ------------------------------------------------------------
                                                              347,277       7.04           364,552        7.44
Less
  Deferred fees and discounts.......................               (7)         -               (14)          -
  Undisbursed loan funds............................          (16,592)     (0.34)          (16,211)      (0.33)
  Allowance for loan losses.........................          (11,835)     (0.24)           (9,500)      (0.19)
                                                      ------------------------------------------------------------
Total other loans, net..............................          318,843       6.46           338,827        6.92
                                                      ------------------------------------------------------------

Mortgage/asset-backed securities, net of discounts..        1,791,353      36.30         1,865,027       38.05
                                                      ------------------------------------------------------------

   Total loans and mortgage/asset-backed
      securities, net...............................       $4,934,550     100.00%       $4,900,874      100.00%
                                                      ============================================================

/1/   Includes renegotiated loans.

Origination, purchase and sale of loans. Generally, loans originated and purchased by ASB are secured by real estate located in Hawaii. As of December 31, 2001, approximately $35.2 million of loans purchased from other lenders were secured by properties located in the continental United States. For additional information, including information concerning the geographic distribution of ASB's mortgage/asset-backed securities portfolio and the geographic concentration of credit risk, see Note 13 to HEI's Consolidated Financial Statements.

The amount of loans originated during 2001, 2000, 1999, 1998 and 1997 were $1.0 billion, $0.5 billion, $0.6 billion, $0.6 billion and $0.3 billion, respectively. The demand for loans is primarily dependent on the Hawaii real estate market and loan refinancing activity. The increase in loan originations during 2001 was primarily due to the low interest rate environment, which resulted in higher loan refinancings. The increase in loans originated in 1998 from 1997 was due primarily to higher refinancings. The decrease in loans originated in 2000 from 1999 was due in part to a rise in interest rates and a slow Hawaii real estate market.

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

Construction and development lending. ASB provides both fixed and adjustable rate loans for the construction of one-to-four residential unit and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, all construction and development loans are priced higher than loans secured by completed structures. ASB's underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 2001, 2000 and 1999, construction and development loans represented 1.8%, 1.2% and 1.3%, respectively, of ASB's gross loan portfolio. Although construction and development loans are a small part of ASB's current loan portfolio, during 2001, ASB enhanced its commercial real estate lending capabilities to diversify its loan portfolio and plans to increase construction and development lending in the future. See "Loan portfolio risk elements."

Multifamily residential and commercial real estate lending. Permanent loans secured by multifamily properties (generally apartment buildings), as well as commercial and industrial properties (including office buildings, shopping centers and warehouses), are originated by ASB for its own portfolio as well as for participation with other lenders. In 2001, 2000 and 1999, loan originations on these types of properties accounted for approximately 8.3%, 4.2% and 1.1%, respectively, of ASB's total mortgage loan originations. During 2001, ASB enhanced its commercial real estate lending capabilities and plans to increase commercial real estate lending in the future. The objective of commercial real estate lending is to diversify ASB's loan portfolio.

Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB also offers VISA cards, automobile loans, general purpose consumer loans, home equity lines of credit, checking account overdraft protection and unsecured lines of credit. In 2001, 2000 and 1999, gross loan originations of these types accounted for approximately 18.3%, 19.1% and 23.4%, respectively, of ASB's total loan originations.

Corporate banking/commercial lending. ASB is authorized to make both secured and unsecured corporate banking loans to business entities. This lending activity is designed to diversify ASB's asset structure, shorten maturities, provide rate sensitivity to the loan portfolio and attract business checking deposits. As of December 31, 2001, 2000 and 1999, corporate banking loans represented 6.9%, 4.2% and 3.6%, respectively, of ASB's total net loan portfolio.

Loan origination fee and servicing income. In addition to interest earned on loans, ASB receives income from servicing loans, for late payments and from other related services. Servicing fees are received on loans originated and subsequently sold by ASB through a securitization process and also on loans for which ASB acts as collection agent on behalf of third-party purchasers.

ASB generally charges the borrower at loan settlement a loan origination fee of 1% of the amount borrowed. See "Loan origination and commitment fees" in Note 1 to HEI's Consolidated Financial Statements.

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified in a real estate owned account until it is sold. ASB's real estate acquired in settlement of loans represented 0.24%, 0.15% and 0.08% of total assets at December 31, 2001, 2000 and 1999, respectively.

In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (renegotiated loans). ASB had no loans that were 90 days or more past due on which interest was being accrued as of the dates presented in the table below. The level of nonaccrual and renegotiated loans represented 1.5%, 1.5%, 2.3%, 3.1% and 2.4%, of ASB's total net loans outstanding at December 31, 2001, 2000, 1999, 1998 and 1997, respectively. The following table sets forth certain information with respect to nonaccrual and renegotiated loans as of the dates indicated:

                                                                                December 31,
                                                     ------------------------------------------------------------------
(in thousands)                                              2001         2000         1999         1998          1997
-----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans--
Real estate
  1-4 unit residential ...........................       $22,495      $26,738      $43,750      $47,565       $36,812
  Income property.... ............................        10,129       15,132       18,747       29,456        29,955
                                                     ------------------------------------------------------------------
Total real estate.................................        32,624       41,870       62,497       77,021        66,767
Commercial........................................         1,965        2,872        2,192        2,030           776
Consumer..........................................         3,018        2,844        3,777        6,454         4,266
                                                     ------------------------------------------------------------------
Total nonaccrual loans............................       $37,607      $47,586      $68,466      $85,505       $71,809
                                                     ==================================================================

Renegotiated loans not included above--
Real estate
  1-4 unit residential.... .......................       $     -      $    48      $   876      $ 1,705       $ 2,264
  Commercial............... ......................         2,681            -            -            -             -
  Income property........... .....................         3,874            -        5,154       10,559             -
                                                     ------------------------------------------------------------------
Total renegotiated loans..........................       $ 6,555      $    48      $ 6,030      $12,264       $ 2,264
                                                     ==================================================================

ASB's policy generally is to place mortgage loans on a nonaccrual status (i.e., interest accrual is suspended) when the loan becomes 90 days or more past due or on an earlier basis when there is a reasonable doubt as to its collectability. Loans on nonaccrual status amounted to $37.6 million (1.3% of total loans), $47.6 million (1.4% of total loans), $68.4 million (2.1% of total loans), $85.5 million (2.6% of total loans) and $71.8 million (2.3% of total loans) at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

In 1998, the increase in nonaccrual loans was a result of Hawaii's weak economy and was primarily due to a $10.3 million increase in nonaccruing, smaller balance residential loans. In 2000 and 1999, the $20.9 million and $17.0 million, respectively, decrease in nonaccrual loans was primarily due to increased charge-offs and lower delinquencies. In 2001, the decrease in nonaccrual loans of $10.0 million was primarily due to lower delinquencies in residential loans and an income property loan taken into real estate owned.

At December 31, 2001, ASB had one renegotiated income property loan and eight renegotiated commercial loans. The income property loan is currently making timely monthly principal and interest payments while the commercial loans are making timely monthly interest only payments.

Allowance for loan losses. ASB maintains an allowance for loan losses that it believes is adequate to absorb estimated inherent losses on all loans. The level of allowance for loan losses is based on a continuing assessment of existing risks in the loan portfolio, historical loss experience, changes in collateral values, and current and anticipated economic conditions. ASB uses a risk rating system to evaluate its business and commercial real estate loans. Loans are rated based on the degree of risk at origination and periodically thereafter, as appropriate. A credit review department performs an evaluation of these loan portfolios to ensure compliance with the internal risk rating system and timeliness of rating changes. Adverse changes in any of the risk factors could result in higher charge-offs and loan loss provisions. When loans are deemed impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate and the fair value of the collateral securing the loan. Impairment losses are charged to the provision for loan losses and included in the allowance for loan losses.

The following table presents the changes in the allowance for loan losses for the years indicated:

                                                                        Years ended December 31,
                                                    ------------------------------------------------------------------
(dollars in thousands)                                    2001         2000         1999         1998          1997
----------------------------------------------------------------------------------------------------------------------
Allowance for loan losses,
  beginning of year..............................      $37,449      $35,348      $39,779      $29,950       $19,205

Provision for loan losses........................       12,500       13,050       16,500       13,802         6,934
Allowance for losses on loans acquired from
  BoA............................................            -            -            -            -         6,445

Net charge-offs
Real estate loans................................        3,414        6,727       15,215        1,549           992
Other loans......................................        4,311        4,222        5,716        2,424         1,642
                                                    ------------------------------------------------------------------
Total net charge-offs............................        7,725       10,949       20,931        3,973         2,634
                                                    ------------------------------------------------------------------

Allowance for loan losses, end of year...........      $42,224      $37,449      $35,348      $39,779       $29,950
                                                    ==================================================================

Ratio of provision for loan losses during the
  year to average loans outstanding..............         0.42%        0.41%        0.52%        0.45%         0.32%
                                                    ==================================================================

Ratio of net charge-offs during the
  year to average loans outstanding..............         0.26%        0.34%        0.66%        0.13%         0.12%
                                                    ==================================================================

In 2001, ASB's allowance for loan losses increased by $4.8 million primarily due to lower net charge-offs as a result of lower delinquencies. In 2000, ASB's allowance for loan losses increased by $2.1 million primarily due to lower net charge-offs as a result of lower delinquencies. In 1999, ASB's allowance for loan losses decreased by $4.4 million due to higher charge-offs. In 1999, management disposed of nonperforming loans at a loss, which resulted in higher charge-offs. ASB increased its allowance for loan losses by $9.8 million in 1998 to establish additional specific loss allowances and in response to a rising trend of delinquencies caused by Hawaii's weak economy.

INVESTMENT ACTIVITIES

In recent years, ASB's investment portfolio consisted primarily of stock of the FHLB of Seattle, federal agency obligations and mortgage/asset-backed securities. ASB owns private-issue mortgage/asset-backed securities as well as mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA). At December 31, 2001, the various securities rating agencies rated all of the private-issue mortgage/asset-backed securities as investment grade. ASB did not maintain a portfolio of securities held for trading during 2001, 2000 or 1999.

As of December 31, 2001, ASB's held-to-maturity investment portfolio consisted of a $84.2 million investment in FHLB stock. As of December 31, 2000, ASB's held-to-maturity investment portfolio, excluding mortgage/asset-backed securities, consisted of a $78.7 million investment in FHLB stock and a $13.1 million investment in collateralized debt obligations. As of December 31, 1999, ASB's held-to-maturity investment portfolio consisted of a $73.8 million investment in FHLB stock, a $71.5 million investment in collateralized debt obligations and a $41.5 million investment in federal agency obligations. The weighted-average rate on investments during 2001, 2000 and 1999 was 7.28%, 5.62% and 6.81%, respectively. The amount that ASB is required to invest in FHLB stock is determined by regulatory requirements. See "Regulation and other matters--Bank regulation--Federal Home Loan Bank System."

See "Disposition of certain debt securities" in Note 4 to HEI's Consolidated Financial Statements.

On January 1, 2001, ASB reclassified a significant amount of securities from held-to-maturity to available-for-sale (see "Derivative instruments and hedging activities" in Note 1 to HEI's Consolidated Financial Statements). Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity (see "Material estimates and critical accounting policies-Consolidated-Investment securities" in HEI's MD&A). At December 31, 2001, ASB had mortgage-backed securities issued by FHLMC, GNMA and FNMA valued at $1.5 billion and private-issue mortgage/asset-backed securities valued at $0.9 billion in its available-for-sale investment portfolio.

DEPOSITS AND OTHER SOURCES OF FUNDS

General. Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from the receipt of interest and principal on outstanding loans receivable and mortgage/asset-backed securities, borrowings from the FHLB of Seattle, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the FHLB and securities sold under agreements to repurchase continue to be a significant source of funds that have higher cost of funds than deposits.

Deposits. ASB's deposits are obtained primarily from residents of Hawaii. In 2001 and 2000, ASB had average deposits of $3.6 billion and $3.5 billion, respectively. Net savings inflow in 2001 and 2000 was $94.9 million and $93.0 million, respectively, which compares favorably to the net savings outflow of $374.1 million in 1999. The net savings outflows in 1999 were partly due to competition from the equity market and management's decision not to pursue high-priced certificates of deposit. In addition, during 1999, $235.2 million of collateralized deposits were reclassified to securities sold under agreements to repurchase. In the three years ended December 31, 2001, ASB had no deposits placed by or through a broker.

The following table illustrates the distribution of ASB's average deposits and average daily rates by type of deposit for the years indicated. Average balances have been calculated using the average daily balances during 2001 and the average month-end balances during 2000 and 1999.

                                                          Years ended December 31,
                              ------------------------------------------------------------------------------------
                                                2001                                      2000
                              ------------------------------------------------------------------------------------
                                                   % of       Weighted                        % of      Weighted
                                   Average        total        average       Average         total       average
(dollars in thousands)             balance      deposits        rate %       balance      deposits        rate %
------------------------------------------------------------------------------------------------------------------
Passbook accounts............      $1,049,441      28.9%         1.91%       $1,058,763      29.9%         2.00%
Negotiable order of
   withdrawal accounts.......         699,997      19.2          0.59           642,074      18.2          0.85
Money market accounts........         310,048       8.5          2.40           306,950       8.7          2.94
Certificate accounts.........       1,578,650      43.4          5.38         1,529,525      43.2          5.46
                              ------------------------------------------------------------------------------------
Total deposits...............      $3,638,136     100.0%         3.20%       $3,537,312     100.0%         3.37%
                              ====================================================================================

                                                                  Year ended December 31, 1999
                                                   -----------------------------------------------------------
                                                                Average         % of total          Weighted
(dollars in thousands)                                          balance           deposits    average rate %
--------------------------------------------------------------------------------------------------------------
Passbook accounts...............................              $1,120,545              30.2%            2.31%
Negotiable order of withdrawal accounts.........                 621,140              16.8             0.83
Money market accounts...........................                 333,190               9.0             3.28
Certificate accounts............................               1,631,875              44.0             4.80
                                                   -----------------------------------------------------------
Total deposits..................................              $3,706,750             100.0%            3.25%
                                                   ===========================================================

At December 31, 2001, ASB had $344 million in certificate accounts of $100,000 or more, maturing as follows:

(in thousands)                                                   Amount
--------------------------------------------------------------------------
Three months or less....................................       $165,662
Greater than three months through six months............         43,055
Greater than six months through twelve months...........         56,008
Greater than twelve months..............................         79,618
                                                            --------------
                                                               $344,343
                                                            ==============

Deposit-insurance premiums and regulatory developments. The Savings Association
------------------------------------------------------
Insurance Fund (SAIF) insures the deposit accounts of ASB and other thrifts. The Bank Insurance Fund (BIF) insures the deposit accounts of commercial banks. The Federal Deposit Insurance Corporation (FDIC) administers the SAIF and BIF. In December 1997, ASB acquired BIF-assessable deposits as well as SAIF-assessable deposits from BoA. Congress is currently considering legislation which would merge the SAIF and the BIF. This legislation is supported by the FDIC.

In December 1996, the FDIC adopted a risk-based base rate schedule for SAIF deposits, effective January 1, 1997, that was identical to the existing risk-based base rate schedule for BIF deposits: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 was the assessment to fund the Financing Corporation's (FICO's) interest obligations, which assessment was initially set at 6.48 cents per $100 of deposits for SAIF deposits and 1.3 cents per $100 of deposits for BIF deposits (subject to quarterly adjustment). By law, the FICO's assessment rate on deposits insured by the BIF had to be one-fifth the rate on deposits insured by the SAIF until January 1, 2000. Effective January 1, 2000, the assessment rate for funding FICO interest payments became identical for SAIF and BIF deposits at a rate of
2.12 cents per $100 of deposits. As a "well capitalized" thrift, ASB's base deposit insurance premium effective for the December 31, 2001 quarterly payment is zero and its assessment for funding FICO interest payments is 1.82 cents per $100 of SAIF and BIF deposits, on an annual basis, based on deposits as of September 30, 2001.

Borrowings. ASB obtains advances from the FHLB of Seattle provided certain standards related to creditworthiness have been met. Advances are secured by a blanket pledge of certain notes held by ASB and the mortgages securing them. To the extent that advances exceed the amount of mortgage loan collateral pledged to the FHLB of Seattle, the excess must be covered by qualified marketable securities held under the control of and at the FHLB of Seattle or at an approved third party custodian. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Seattle.

At December 31, 2001, 2000 and 1999, advances from the FHLB amounted to $1.0 billion, $1.2 billion and $1.2 billion, respectively. The weighted-average rates on the advances from the FHLB outstanding at December 31, 2001, 2000 and 1999 were 5.41%, 6.67% and 6.25%, respectively. The maximum amount outstanding at any month-end during 2001, 2000 and 1999 was $1.2 billion, $1.3 billion and $1.2 billion, respectively. Advances from the FHLB averaged $1.2 billion, $1.3 billion and $1.0 billion during 2001, 2000 and 1999, respectively, and the approximate weighted-average rate thereon was 5.98%, 6.55% and 6.07%, respectively.

Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the consolidated statements of financial condition. The securities underlying the agreements to repurchase continue to be reflected in the asset accounts (see Note 4 "Securities sold under agreements to repurchase" to HEI's Consolidated Financial Statements). At December 31, 2001, 2000 and 1999, the entire outstanding amounts under these agreements of $683 million (including accrued interest of $4.9 million), $597 million (including accrued interest of $5.5 million) and $661 million (including accrued interest of $3.0 million), respectively, were to purchase identical securities. The weighted-average rates on securities sold under agreements to repurchase outstanding at December 31, 2001, 2000 and 1999 were 2.81%, 6.32% and 5.58%, respectively. The maximum amount outstanding at any month-end during 2001, 2000 and 1999 was $722 million, $657 million and $661 million, respectively. Securities sold under agreements to repurchase averaged $629 million, $625 million and $540 million during 2001, 2000 and 1999, respectively, and the approximate weighted-average interest rate thereon was 4.50%, 5.98% and 5.24%, respectively.

The following table sets forth information concerning ASB's advances from the FHLB and other borrowings at the dates indicated:

                                                                                 December 31,
                                                    ----------------------------------------------------
(dollars in thousands)                                         2001             2000              1999
--------------------------------------------------------------------------------------------------------
Advances from the FHLB.............................      $1,032,752       $1,249,252        $1,189,081
Securities sold under agreements to repurchase.....         683,180          596,504           661,215
                                                    ----------------------------------------------------
Total borrowings...................................      $1,715,932       $1,845,756        $1,850,296
                                                    ====================================================
Weighted-average rate..............................            4.37%            6.56%             6.01%
                                                    ====================================================

COMPETITION

The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of locations, hours and perceptions of the institution's financial soundness and safety. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. In Hawaii, there were 2 thrifts, 8 FDIC-insured banks and 100 credit unions at June 30, 2001. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. To meet competition, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, convenient branch locations with interbranch deposit and withdrawal privileges at each branch and convenient automated teller machines. ASB also conducts advertising and promotional campaigns.

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

In December 1998, the National Credit Union Administration voted to adopt final rules to implement the Credit Union Membership Access Act. The new rules appear to favor the creation of larger credit unions by facilitating the merger of credit unions with fewer than 3,000 members. Under a Regulatory Flexibility Program to go into effect on March 1, 2002, the National Credit Union Administration will allow certain credit unions to expand the services offered to members. It is too early to evaluate whether these developments will result in increased competition for ASB by credit unions.

See "Certain factors that may affect future results and financial condition-Bank-Regulation of ASB--Federal Thrift Charter" in HEI's MD&A for a discussion of the Gramm-Leach-Bliley Act of 1998.

OTHER
-----

HEI INVESTMENTS, INC.
----------------------

In January 2000, HEI Investment Corp. (HEIIC), incorporated in May 1984 primarily to make passive investments in corporate securities and other long-term investments, changed its name to HEI Investments, Inc. (HEIII). HEIII is not an "investment company" under the Investment Company Act of 1940 and has no direct employees. In February 2000, HEIII became a subsidiary of HEIPC.

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

On March 6, 2000, a subsidiary of HEIII, HEIPC Philippines Holding Co., Inc., acquired a 50% interest in EPHE Philippines Energy Company, Inc., which was the owner of approximately 91.7% of the common stock of East Asia Power Resources Corporation (EAPRC), a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu. The Company wrote off this investment as of December 31, 2000 and subsequently classified the write-off in discontinued operations. See Note 14 to HEI's Consolidated Financial Statements.

HEI PROPERTIES, INC.
--------------------

HEIDI Real Estate Corp., originally a subsidiary of HEIDI, was formed in February 1998. In September 1999, its name was changed to HEIPI and HEIDI transferred ownership of HEIPI to HEI. HEIPI currently holds an investment in Utech Venture Capital Corporation and an investment in HMS Hawaii, a Hawaii limited partnership.

HEI LEASING, INC.
-----------------

HEI Leasing, Inc. was formed in February 2000 to own passive investments and real estate subject to leases. It currently holds no investments or real estate subject to leases.

THE OLD OAHU TUG SERVICE, INC.
------------------------------

On November 10, 1999, HTB changed its name to TOOTS. Prior to that date, HTB was the parent of YB. In November 1999, HTB sold substantially all of its operating assets and the stock of YB and ceased operations. HTB and its wholly-owned subsidiary, YB, had been acquired by HEI in 1986. HTB had provided marine transportation services in Hawaii and the Pacific area, including charter tug and barge and harbor tug operations. YB, which is a regulated interisland cargo carrier, transports general freight and containerized cargo by barge on a regular schedule between all major ports in Hawaii.

DISCONTINUED OPERATIONS
-----------------------

For information concerning the Company's discontinued international power operations conducted by HEIPC and its subsidiaries and its discontinued residential real estate development business conducted by MPC and its subsidiaries, see "Certain factors that may affect future results and financial condition-Consolidated-Discontinued operations and asset dispositions" in HEI's MD&A and Note 14 to HEI's Consolidated Financial Statements.

REGULATION AND OTHER MATTERS
----------------------------

HOLDING COMPANY REGULATION

HEI and HECO are holding companies within the meaning of the Public Utility Holding Company Act of 1935 (1935 Act). However, under current rules and regulations, they are exempt from the comprehensive regulation of the SEC under the 1935 Act except for Section 9(a)(2) (relating to the acquisition of securities of other public utility companies) through compliance with certain annual filing requirements under the 1935 Act for holding companies which own utility businesses that are intrastate in character. The exemption afforded HEI and HECO may be revoked if the SEC finds that such exemption "may be detrimental to the public interest or the interest of investors or consumers." HEI and HECO may own or have interests in foreign utility operations without adversely affecting this exemption so long as the requirements of other exemptions under the 1935 Act are satisfied. HEI has obtained the PUC certification which is a prerequisite to obtaining an exemption for foreign utility operations and to the Company's maintenance of its exemption under the 1935 Act if it acquires such ownership interests. In 1996, HEI filed with the SEC a Form U-57, "Notification of Foreign Utility Company Status," on behalf of HEI Power Corp. Guam (for the HEIPC Group's Guam project). In 1998, HEI filed two Forms U-57 on behalf of Baotou Tianjiao Power Co., Ltd. (for the HEIPC Group's China project) and on behalf of Cagayan Electric Power & Light Co., Inc. (for the HEIPC Group's investment in that entity). In March 2000, HEI filed a Form U-57 on behalf of EAPRC (for the HEIPC Group's investment in that entity). With the discontinuance of HEIPC's international power operations, no further Form U-57 filings are contemplated.

Legislation has been introduced in Congress in the past that would repeal the 1935 Act, leaving the regulation of utility holding companies to be governed by other federal and state laws. Management cannot predict if similar legislation will be proposed or enacted in the future or the final form it might take.

HEI is subject to an agreement entered into with the PUC (the PUC Agreement) when HECO became a subsidiary of HEI. The PUC Agreement, among other things, requires HEI to provide the PUC with periodic financial information and other reports concerning intercompany transactions and other matters. It prohibits the electric utilities from loaning funds to HEI or its nonutility subsidiaries and from redeeming common stock of the electric utility subsidiaries without PUC approval. Further, the PUC could limit the ability of the electric utility subsidiaries to pay dividends on their common stock. See "Restrictions on dividends and other distributions" and "Electric utility regulation" (regarding the PUC review of the relationship between HEI and HECO).

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

OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. Such restrictions, if applicable to HEI and HEIDI, would significantly limit the kinds of activities in which HEI and HEIDI and their subsidiaries may engage. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the qualified thrift lender (QTL) test discussed below. See "Bank regulation--Qualified thrift lender test." ASB must continue to meet the qualified thrift lender test in order to avoid restrictions on the activities of HEI and HEIDI and their subsidiaries. The failure of ASB to satisfy the QTL test could result in a need to divest ASB. ASB met the QTL test at all times during 2001.

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

ASB Realty Corporation, a subsidiary of ASB, is licensed as a nondepository financial services loan company under the Hawaii Code of Financial Institutions. As a result of its direct or indirect voting control of ASB Realty Corporation, each of HEI, HEIDI and ASB has registered as a "Financial Institution Holding Company" and an "Institution-Affiliated Party" under the Hawaii Code. As a Financial Institution Holding Company, HEI, HEIDI and ASB are subject to examination by the Hawaii Commissioner of Financial Institutions (Hawaii Commissioner) to determine whether their respective conditions or activities are jeopardizing the safety and soundness of ASB Realty Corporation's operations. However, the Hawaii Commissioner is authorized to conduct such an examination only if the Hawaii Commissioner has good cause to believe that the holding company is experiencing financial adversity which might have a material negative impact on the safety and soundness of ASB Realty Corporation.

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

The abilities of certain of HEI's subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization, the electric utility subsidiaries would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. The consolidated common stock equity of HEI's electric utility subsidiaries was 52% of their total capitalization (including the current maturities of long-term debt, but excluding short-term borrowings) as of December 31, 2001. As of December 31, 2001, HECO and its subsidiaries had net assets of $877 million, of which approximately $441 million were not available for transfer to HEI without regulatory approval.

The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB's capital and would improve ASB's financial condition, ASB is prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. See "Bank regulation--Prompt corrective action."

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

ELECTRIC UTILITY REGULATION

The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of HECO and its electric utility subsidiaries. See the previous discussions under "Electric utility--Rates" and "Electric utility--Rate requests," and "Regulation of electric utility rates" and "Recent rate requests" in HECO's MD&A.

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

In January 1993, to address community concerns expressed at the time, HECO proposed that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. The PUC opened a docket and initiated such a review to determine whether the HEI-HECO relationship, HEI's diversified activities, and HEI's policies, operations and practices had resulted in or were having any negative effects on HECO, its electric utility subsidiaries and ratepayers. In May 1994, the PUC selected a consultant, Dennis Thomas and Associates, to perform the review. In early 1995, Dennis Thomas and Associates issued its report (the Thomas report) to the PUC. The Thomas report concluded that "on balance, diversification has not hurt electric ratepayers." Other major findings were that (1) no utility assets have been used to fund HEI's nonutility investments or operations, (2) management processes within the electric utilities operate without interference from HEI and (3) HECO's access to capital did not suffer as a result of HEI's involvement in nonutility activities and that diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by HECO's utility customers. The Thomas report also included a number of recommendations, most of which the Company has implemented. In December 1996, the PUC issued an order that adopted the Thomas report in its entirety, ordered HECO to continue to provide the PUC with status reports on its compliance with the PUC agreement (pursuant to which HEI became the holding company of HECO) and closed the investigation and proceeding. The PUC has not required that the Company implement all of the recommendations in the Thomas report. In the order, the PUC also stated that it adopted the recommendation of the DOD that HECO, MECO and HELCO present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove such effects from the cost of capital. In its rate increase application filed in the first quarter of 1998, MECO provided an affidavit of a consultant retained by Dennis Thomas and Associates for the review. The consultant stated that "the methodology used to establish the allowed rate of return for electric utility operations inherently avoids any bias which might be introduced by HEI's diversified activities," and further stated that the findings of the comprehensive review conducted for the Thomas report with respect to the availability and cost of capital to HEI and its utility subsidiaries would not be expected to be materially different from those adopted by the PUC in December 1996. The consultant reached similar conclusions in an affidavit provided with HELCO's rate increase application filed in October 1999, which conclusions were updated by an affidavit provided with HELCO's rebuttal testimonies filed in June 2000. See also "Holding company regulation."

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

BANK REGULATION

ASB, a federally chartered savings bank, and its holding companies are subject to the regulatory supervision of the OTS and, in certain respects, the FDIC and the Hawaii Commissioner of Financial Institutions. See above under "Holding company regulation." In addition, ASB must comply with Federal Reserve Board reserve requirements and OTS liquidity requirements. See "Liquidity and capital resources--Bank" in HEI's MD&A.

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

Institutions that are "well capitalized" under the FDIC's prompt corrective action regulations are generally able to provide "pass-through" insurance coverage (i.e., insurance coverage that passes through to each owner/beneficiary of the applicable deposit) for the deposits of most employee benefit plans (i.e., $100,000 per individual participating, not $100,000 per plan). Consequently, the FDIC deposit insurance regulations require financial institutions to provide employee benefit plan depositors information, not otherwise available, on the institution's capital category and whether "pass-through" deposit insurance is available. As of December 31, 2001, ASB was "well capitalized."

Congress is currently considering legislation which would increase the limit on insured accounts. Under this legislation, insurance coverage limits on individual accounts would increase to $130,000. This increase is supported by the FDIC and opposed by the Bush Administration and Federal Reserve Chairman Alan Greenspan.

Federal thrift charter. See "Certain factors that may affect future results and financial condition-Bank-Regulation of ASB--Federal Thrift Charter" in HEI's MD&A.

Recent legislation. The Gramm-Leach-Bliley Act of 1998 (the Act) imposes on financial institutions an obligation to protect the security and confidentiality of its customers' nonpublic personal information and, on February 1, 2001, the FDIC and OTS issued final guidelines for the establishment of standards for safeguarding such information effective from July 1, 2001. The Act also requires public disclosure of certain agreements entered into by insured depository institutions and their affiliates in fulfillment of the Community Reinvestment Act of 1977, and the filing of an annual report with the appropriate regulatory agencies. On January 10, 2001, the FDIC and the OTS issued final rules implementing these provisions of the Act, effective from April 1, 2001. Although the Act will continue to impose additional compliance costs on ASB, ASB believes that any ongoing compliance costs will not be significant.

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001(the 2001 Act) imposes on financial institutions a wide variety of additional obligations with respect to such matters as collecting information, monitoring relationships and reporting suspicious activities. Among other things, the 2001 Act requires the U.S. Treasury to issue regulations establishing minimum requirements for verifying the identity of persons seeking to open an account, maintaining records of the information used for such verification, and consulting lists of known or suspected terrorists or terrorist organizations. Although ASB has "know your customer" policies in place, it will not be able to assess the additional cost (if any) of complying with the new regulations until they are issued. The 2001 Act also requires financial institutions to establish anti-money laundering programs and, with respect to correspondent and private banking accounts of non-U.S. persons, to implement appropriate due diligence policies to detect money laundering activities carried out through such accounts. ASB is monitoring the steps being taken by the regulatory agencies to implement these and other provisions of the 2001 Act.

Capital requirements. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), the OTS has set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. As of December 31, 2001, ASB was in compliance with all of the minimum standards with a core capital ratio of 6.6% (compared to a 4.0% requirement), a tangible capital ratio of 6.6% (compared to a 1.5% requirement) and risk-based capital ratio of 13.4% (based on risk-based capital of $426.5 million, $171.9 million in excess of the 8.0% requirement).

Effective April 1, 1999, the OTS revised its risk-based capital standards as part of the effort by the OTS, FDIC, the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency to implement the provisions of the Riegle Community Development and Regulatory Improvement Act of 1994, which requires these agencies to work together to make uniform their respective regulations and guidelines implementing common statutory or supervisory policies. These OTS revisions affect the risk-based capital treatment of: (1) construction loans on presold residential properties; (2) junior liens on 1- to 4-family residential properties; (3) investments in mutual funds; and (4) the core capital leverage ratio for institutions which do not have a composite rating of "1" under the Uniform Financial Institution Rating System (i.e., the CAMELS rating system). Under the new rules, an institution with a composite rating of "1" under the CAMELS rating system must maintain core capital in an amount equal to at least 3% of adjusted total assets. All other institutions must maintain a minimum core capital of 4% of adjusted total assets, and higher capital ratios may be required if warranted by particular circumstances. As of December 31, 2001, ASB met the minimum core capital requirement applicable to it of 4% of adjusted total assets.

On March 15, 2001, the OTS issued proposed rules that would reduce certain capital burdens on thrifts by, among others, permitting one-to four-family residential mortgage loans to qualify for a 50% risk rate in calculating capital charges for so long as such loans have a loan-to-value ratio of less than 90%, are not more than 90 days delinquent and are prudently underwritten. Under existing regulations, the maximum loan-to-value ratio for such loans to qualify for a 50% risk ratio is 80% at origination. In addition, the OTS proposed to eliminate the requirement that a thrift must deduct from total capital the portion of a land loan or non-residential construction loan that exceeds an 80% loan-to-value ratio.

On January 1, 2002, new OTS regulations went into effect with respect to the capital treatment of certain asset-backed securities. Although ASB is still in the process of analyzing the impact of these new regulations, ASB's preliminary view is that the new regulations will probably have a slight positive impact on ASB's risk-based capital ratio.

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

On March 15, 2001, the OTS issued proposed rules that would eliminate the interest rate risk component of the OTS's risk-based capital regulations. As a result of waivers granted by the Acting OTS Director, these regulations had never gone into effect and the OTS had relied instead on the interest rate risk guidelines of TB 13a, which would continue in effect even if the risk-based capital regulations were eliminated. If its interest rate risk regulations were eliminated, OTS proposes to apply a 100% risk weight to all stripped, mortgage-related securities regardless of issuer or guarantor.

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

Liquidity. Effective July 18 2001, the OTS removed the regulation that required a savings association to maintain an average daily balance of liquid assets of at least 4% of their liquidity base and retained a provision requiring a savings association to maintain sufficient liquidity to ensure safe and sound operations. At December 31, 2001, ASB maintained, in the opinion of management, liquid assets at a level that was sufficient to ensure its safe and sound operation.

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

Interest rates. FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2001, ASB was "well capitalized" and thus not subject to these interest rate restrictions.

Qualified thrift lender test. FDICIA amended the QTL test provisions of FIRREA by reducing the percentage of assets thrifts must maintain in "qualified thrift investments" from 70% to 65%, and changing the computation period to require that the percentage be reached on a monthly average basis in 9 out of the previous 12 months. The 1997 Omnibus Appropriations Act expanded the types of loans that constitute "qualified thrift investments" from the traditional category of housing-related loans to include small business loans, education loans, loans made through credit card accounts, as well as a basket of other consumer loans and certain other types of assets not to exceed 20% of total assets. Savings associations that fail to satisfy the QTL test by not holding the required percentage of "qualified thrift investments" are subject to various penalties, including limitations on their activities. Failure to satisfy the QTL test would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries and could effectively result in the required divestiture of ASB. At all times during 2001, ASB was in compliance with the QTL test. As of December 31, 2001, 89.4% of ASB's portfolio assets was "qualified thrift investments." See "Holding company regulation."

Federal Home Loan Bank System. ASB is a member of the FHLB System which consists of 12 regional FHLBs. The FHLB System provides a central credit facility for member institutions. Historically, the FHLBs have served as the central liquidity facilities for savings associations and sources of long-term funds for financing housing. The FHLB may only make long-term advances to ASB for the purpose of providing funds for financing residential housing. At such time as an advance is made to ASB or renewed, it must be secured by collateral from one of the following categories: (1) fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. Government or any agency thereof; (3) FHLB deposits; and (4) other real estate-related collateral that has a readily ascertainable value and with respect to which a security interest can be perfected. The aggregate amount of outstanding advances secured by such other real estate-related collateral may not exceed 30% of ASB's capital.

ASB, as a member of the FHLB of Seattle, is required to own shares of capital stock in the FHLB of Seattle in an amount equal to the greater of 1% of ASB's aggregate unpaid residential loan principal at the beginning of each year, 0.3% of total assets or 5% of FHLB advances outstanding and any shares held by ASB in excess of its required minimum may be immediately redeemed by ASB. However, as a result of the Gramm-Leach-Bliley Act, each regional FHLB is required to formulate and submit for Federal Housing Finance Board (Board) approval a plan to meet new minimum capital standards to be promulgated by the Board. The Board issued the final regulations establishing the new minimum capital standards on January 30, 2001. As mandated by Gramm-Leach-Bliley, these regulations require each FHLB to maintain a minimum total capital leverage ratio of 5% of total assets and include risk-based capital standards requiring each FHLB to maintain permanent capital in an amount sufficient to meet credit risk and market risk. In June 2001, the FHLB of Seattle formulated a capital plan to meet these new minimum capital standards, which plan has been submitted to the Board for approval. Until this plan has been approved, ASB will be required to continue to own shares of capital stock in the FHLB of Seattle in accordance with the percentages specified above. If the plan is approved, ASB's obligation to own shares of capital stock in the FHLB of Seattle will be governed by the plan. ASB currently owns capital stock in the FHLB of Seattle in excess of the amount required under current regulations. This excess totals approximately $32.6 million. The new plan would require ASB to own capital stock in the FHLB of Seattle in an amount equal to the total of 3.5% of FHLB of Seattle's advances to ASB plus the greater of (i) 5% of the outstanding balance of loans sold to the FHLB of Seattle by ASB or (ii) 0.75% of ASB's mortgage loans and pass through securities. If the plan were approved in its present form and had applied to ASB as of December 31, 2001, the plan would have increased the capital stock ASB is required to own in the FHLB of Seattle by approximately $11.3 million and would have reduced ASB's excess capital stock in that institution to approximately $21.3 million. In addition, stock in FHLB of Seattle will be subject to a 5-year notice of redemption as opposed to the currently applicable immediate redemption rights. If adopted, this 5-year notice period would have an adverse effect on ASB's liquidity. The FHLB of Seattle has indicated that it expects the Board to approve the plan by June 30, 2002.

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

Other laws. ASB is subject to federal and state consumer protection laws which affect lending activities, such as the Truth-in-Lending Law, the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and several federal and state financial privacy acts. These laws may provide for substantial penalties in the event of noncompliance. ASB believes that its lending activities are in compliance with these laws and regulations.

ENVIRONMENTAL REGULATION

HEI and its subsidiaries are subject to federal and state statutes and governmental regulations pertaining to water quality, air quality and other environmental factors.

Water quality controls. As part of the process of generating electricity, water used for condenser cooling of the electric utility subsidiaries' steam electric generating stations is discharged into ocean waters or into underground injection wells. The subsidiaries are periodically required to obtain permits from the DOH in order to be allowed to discharge the water, including obtaining permit renewals for existing facilities and new permits for new facilities. The electric utility subsidiaries must obtain National Pollutant Discharge Elimination System (NPDES) permits from the

DOH to allow wastewater and storm water discharges into state and federal waters for their coastal generating stations and Underground Injection Control
(UIC) permits for wastewater discharge to underground injection wells for one MECO facility and several HELCO facilities.

The DOH conducted NPDES permit compliance inspections at MECO's Kahului and Maalaea generating stations in July 2001, and at HECO's Waiau generating station in October 2001. All facilities were found to be in compliance with NPDES permit requirements.

By letter dated February 13, 2001, the DOH disapproved HELCO's current UIC permit renewal application for the Keahole power plant. The disapproval was based on purported inaccuracies in the application, including certain operations that the DOH considers to be related to the EPA's NOV regarding pre-PSD construction. In consultation with the DOH, HELCO registered the injection wells as inactive. HELCO intends to permit and reactivate the wells upon resolution of land use issues at the Keahole power plant.

The Federal Oil Pollution Act of 1990 (OPA) governs actual or threatened oil releases in navigable U.S. waters (inland waters and up to three miles offshore) and waters of the U.S. exclusive economic zone (up to 200 miles to sea from the shoreline). Responsible parties under OPA are jointly and severally strictly liable for 1) oil removal costs incurred by the federal government or the state, and 2) damages to natural resources and real or personal property. Responsible parties include vessel owners and operators. OPA imposes fines and jail terms ranging in severity depending on how the release was caused. OPA also requires that responsible parties submit certificates of financial responsibility sufficient to meet the responsible party's maximum limited liability. HECO is currently involved in an ongoing investigation of the Honolulu Harbor area. (See
Note 11 to HECO's Consolidated Financial Statements.) Under the terms of the agreement for the sale of YB, HEI and TOOTS have certain environmental obligations arising from conditions existing prior to the sale of YB, including obligations with respect to the Honolulu Harbor investigation. See Note 3 to HEI's Consolidated Financial Statements.

Air quality controls. The generating stations of the utility subsidiaries operate under air pollution control permits issued by the DOH and, in a limited number of cases, by the EPA. The entire electric utility industry is affected by the 1990 Amendments to the Clean Air Act (CAA), recent changes to the National Ambient Air Quality Standard (NAAQS) for ozone, and adoption of a NAAQS for fine particulate matter. Possible changes to the federal New Source Review permitting regulations, as well as new regulatory programs, if enacted, regarding global warming and mandating further reductions of certain air emissions will also pose challenges for the industry. Hawaii utilities may be affected by the air toxics provisions (Title III) of the CAA when the Maximum Allowable Control Technology
(MACT) emission standards are proposed for generation units. Hawaii utilities are affected by the CAA's operating permit provisions (Title V). Title V permits have been issued for Honolulu, Waiau, Maalaea, Miki Basin, Hill-Kanoelehua, Puna, Shipman, Kahului and Palaau power plants. Several Title V permit applications are being processed by the DOH and EPA.

Initial source tests in December 1989 and subsequent retesting for HELCO's CT-2 generating unit indicated particulate emissions above permitted levels. Following analysis, HECO (on behalf of HELCO) proposed in November 1990 that the permitted particulate limit be increased. By letter dated April 13, 1992, the EPA concurred that revision is warranted. The DOH issued an NOV on August 17, 1992 for the noncomplying emissions. HECO and HELCO worked with the DOH, the manufacturer and a consultant to determine an appropriate new emission limit for particulates as well as oxides of nitrogen. In accordance with discussions with the DOH, CT-2 continues to operate pending issuance of a revised permit. On January 20, 1998, the DOH issued an NOV to HELCO for noncomplying emissions from March 16, 1993 through December 20, 1994 and from March 22, 1996 through November 6, 1997. HELCO paid fines totaling $22,100 in the settlement of both the 1992 and 1998 NOVs. Unit CT-2 is currently operating within all existing permit limits by virtue of its having passed its annual source tests since 1997. The DOH has prepared a draft permit for CT-2 with revised limits for emissions of particulates and nitrogen oxides. A public hearing on the CT-2 permit revisions was held on January 7, 2002. HELCO is awaiting issuance of the final permit.

Hazardous waste and toxic substances controls. The operations of the electric utility and former freight transportation subsidiaries are subject to regulations promulgated by the EPA to implement the provisions of the Resource Conservation and Recovery Act (RCRA), the Superfund Amendments and Reauthorization Act and the Toxic Substances Control Act. In 2001, the DOH obtained primacy to operate state-authorized RCRA (hazardous waste) programs. The DOH finalized RCRA administrative rules in mid-June 1994, with the rules becoming effective on June 18, 1994. The DOH's state contingency plan and the State of Hawaii Environmental Response Law (ERL) rules were adopted in August 1995.

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

RCRA underground storage tank (UST) regulations require all facilities with USTs used for storing petroleum products to comply with costly leak detection, spill prevention and new tank standard retrofit requirements. All HECO, HELCO and MECO USTs currently meet these standards and continue in operation.

The DOH conducted solid and hazardous waste compliance inspections under RCRA at HELCO's Hill generating station (including the Kanoelehua base yard) and Puna generating station in April 2000. The DOH issued inspection reports and warning letters to HELCO for the Hill/Kanoelehua facility and the Puna facility in June and July 2000, respectively. HELCO addressed the potential deficiencies at the Hill/Kanoelehua facility and submitted a response to the DOH in July 2000. The DOH issued a return to compliance letter for this facility in late July 2000. HELCO submitted its responses to the DOH's Puna facility's warning letter in September and December 2000. In January 2002, the DOH issued a second warning letter regarding a regulatory interpretation issue related to used oil processing at Puna. Based on follow-up discussions with the DOH, HELCO will submit a permit application to bring closure to the used oil processing issue and submitted a response to the DOH in March 2002. No enforcement action is anticipated.

The EPA conducted RCRA compliance inspections at the Kahului and Maalaea generating stations in June 2001. The Kahului facility is currently considered to be in compliance with RCRA requirements. In August 2001, the EPA issued a Warning Letter to MECO for potential RCRA deficiencies at the Maalaea facility, all of which have been addressed by MECO. MECO submitted its response to the warning letter and additional requested data to the EPA in September 2001. EPA has yet to issue its final response for the Maalaea facility.

The DOH conducted UST inspections at HELCO's Kona and Kanoelehua operations centers (May 1998); MECO's Kahului T&D baseyard (June 1998); and HECO's Waiau power plant (August 1998), Koolau Baseyard (August 1998) and Kahe power plant (September 1998). Both HELCO facilities were found to be operating in compliance with UST regulations. The DOH subsequently issued NOVs for alleged deficiencies in compliance with UST requirements for MECO's and HECO's facilities. MECO received an NOV in July 1998 for the Kahului baseyard. MECO completed corrective measures and submitted certifications of compliance status to the DOH in March 1999. The DOH issued NOVs to HECO for the Koolau and Kahe facilities in December 1998, and for the Waiau facility in January 1999. HECO completed corrective measures and submitted certifications of compliance status to the DOH for Koolau and Kahe in January 1999, and Waiau in February 1999. No additional enforcement actions by the DOH are anticipated at this time. In July 1999, the DOH conducted a UST inspection at HECO's Ward Avenue Complex. The DOH conducted another follow-up UST inspection at the Ward Avenue Complex in January 2002. The facility was found to be in compliance with UST requirements in both inspections.

In removing an existing UST system during a tank replacement project in October 1999, HELCO found petroleum contamination beneath the fuel dispenser system at HELCO's Kanoelehua Baseyard. HELCO submitted a release notification letter to the DOH on October 20, 1999. HELCO excavated and disposed of approximately 350 cubic yards of clean soil and 83 cubic yards of impacted soil at the West Hawaii Sanitary Landfill. HELCO submitted a UST closure report to the DOH on January 14, 2000. There remains some subsurface contamination. The DOH subsequently issued a letter in January 2000 requiring the further delineation of contaminated soils and determination of the need for a ground water monitoring well. HELCO submitted a Short Term Release Report to the DOH in April 2000. HELCO conducted additional soil sampling and installed a groundwater monitoring well per DOH requirements. Sample results indicated that the DOH cleanup levels had been met. HELCO submitted a report and a request for "No Further Action" to the DOH on August 8, 2000. The DOH has not yet responded to HELCO's request.

The Emergency Planning and Community Right-to-Know Act under Superfund Amendments and Reauthorization Act Title III requires HECO, MECO and HELCO to report potentially hazardous chemicals present in their facilities in order to provide the public with information on these chemicals so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. All HECO, MECO and HELCO facilities are in compliance with applicable annual reporting requirements to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments. In September 1995, the EPA published a notice of proposed rule making to expand the types of industries required to file annual Toxics Release Inventory reports (i.e., to report facility releases of toxic chemicals). Effective January 1, 1998, the final rule included the steam electric category that was previously exempt from Toxics Release Inventory reporting requirements. The electric utilities implemented actions to comply with reporting requirements. HECO, MECO and HELCO have timely filed release reports since 1998.

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

ASB may be subject to the provisions of Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and regulations promulgated thereunder. CERCLA imposes liability for environmental cleanup costs on certain categories of responsible parties, including the current owner and operator of a facility and prior owners or operators who owned or operated the facility at the time the hazardous substances were released or disposed. CERCLA exempts persons whose ownership in a facility is held primarily to protect a security interest, provided that they do not participate in the management of the facility. Although there may be some risk of liability for ASB for environmental cleanup costs in the event ASB forecloses on, and becomes the owner of, property with environmental problems, the Company believes the risk is not as great for ASB as it may be for other depository institutions that have a larger portfolio of commercial loans.

SECURITIES RATINGS
------------------

As of March 13, 2002, the Standard & Poor's (S&P) and Moody's Investors Service's (Moody's) ratings of HEI's and HECO's securities were as follows:


                                                                                     S&P            Moody's
---------------------------------------------------------------------------------------------------------------
HEI
---
Commercial paper................................................................     A-2            P-2
Medium-term notes...............................................................     BBB            Baa2
HEI-obligated preferred securities of trust subsidiary..........................     BB+            Ba1
HECO
----
Commercial paper................................................................     A-2            P-2
Revenue bonds (insured).........................................................     AAA            Aaa
Revenue bonds (noninsured)......................................................     BBB+           Baa1
HECO-obligated preferred securities of trust subsidiaries.......................     BBB-           Baa2
Cumulative preferred stock (selected series)....................................     nr             Baa3

nr Not rated.

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

S&P has a "Negative" ratings outlook for HEI and HECO due in part to weakness in the Hawaii economy. Moody's has a "Stable" ratings outlook for HEI and HECO. Management believes that, if HEI's and HECO's commercial paper ratings were downgraded, the Company might not be able to sell commercial paper under current market conditions.

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

RESEARCH AND DEVELOPMENT
------------------------

HECO and its subsidiaries expensed approximately $2.6 million, $3.0 million and $2.4 million in 2001, 2000 and 1999, respectively, for research and development. Contributions to the Electric Power Research Institute accounted for most of the expenses. There were also expenses in the areas of energy conservation, environmental and emissions controls, and expenses for studies relative to technologies that are applicable to HECO, its subsidiaries and their customers.

EMPLOYEE RELATIONS
------------------

At December 31, 2001, the Company had 3,189 full-time employees, compared with 3,126 at December 31, 2000. At December 31, 2001 and 2000, HEI had 47 and 49 full-time employees, respectively.

HECO

At December 31, 2001, HECO and its subsidiaries had 1,930 full-time employees, compared with 1,941 at December 31, 2000. In August 2000, certain electric utility employees ratified new collective bargaining agreements covering approximately 62% of the employees of HECO, HELCO and MECO. See "Collective bargaining agreements" in HECO's MD&A.

OTHER

The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement.

ITEM 2.           PROPERTIES

HEI leases office space from a nonaffiliated lessor in downtown Honolulu under a
---
lease that expires on March 31, 2006. HEI also subleases office space from HECO in downtown Honolulu. The properties of HEI's subsidiaries are as follows:

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

HECO owns and operates three generating plants on the island of Oahu at
----
Honolulu, Waiau and Kahe, with an aggregate generating capability of 1,263 MW at December 31, 2001. The three plants are situated on HECO-owned land having a combined area of 535 acres and one 3 acre parcel of land under a lease expiring December 31, 2018. In addition, HECO owns a total of 126 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located.

Electric lines are located over or under public and nonpublic properties. Most of HECO's leases, easements and licenses have been recorded.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, poles (fully owned or jointly owned) and steel or aluminum high voltage transmission towers. The transmission system operates at 46,000 and 138,000 volts. The total capacity of HECO's transmission and distribution substations was 6,585,800 kilovoltamperes at December 31, 2001.

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

MECO owns and operates two generating plants on the island of Maui, at Kahului
----
and Maalaea, with an aggregate capability of 234.1 MW as of December 31, 2001. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 176,355 barrels. MECO also owns 65.7 acres of undeveloped land at Waena.

MECO's administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

MECO also owns and operates smaller distribution systems, generation systems (with an aggregate capability of 22.5 MW as of December 31, 2001) and fuel storage facilities on the islands of Lanai and Molokai, primarily on land owned by MECO.

HELCO owns and operates five generating plants on the island of Hawaii. These
-----
plants at Hilo (2), Waimea, Kona and Puna have an aggregate generating capability of 153.0 MW as of December 31, 2001 (excluding two small run-of-river hydro units, four 1 MW dispersed generators and one small windfarm). The plants are situated on HELCO-owned land having a combined area of approximately 43 acres. HELCO also owns 6 acres of land in Kona, which is used for a baseyard, and leases 4 acres of land for its baseyard in Hilo under a lease expiring in 2030. The deeds to the sites located in Hilo contain certain restrictions which do not materially interfere with the use of the sites for public utility purposes. HELCO occupies 78 acres of land for the windfarm, pursuant to a long-term operating agreement.

BANK
----

ASB owns its executive office building in downtown Honolulu and land and an
---
operations center in the Mililani Technology Park on Oahu.

The following table sets forth information with respect to branches owned and leased by ASB at December 31, 2001.


                                                                         Number of branches
                                                        -----------------------------------------------------
                                                                  Owned            Leased            Total
-------------------------------------------------------------------------------------------------------------
Oahu.................................................                10                38               48
Maui.................................................                 3                 5                8
Kauai................................................                 3                 3                6
Hawaii...............................................                 2                 5                7
Molokai..............................................                 -                 1                1
                                                        -----------------------------------------------------
                                                                     18                52               70
                                                        =====================================================

At December 31, 2001, the net book value of branches and office facilities is approximately $42 million. Of this amount, $36 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $6 million represents the net book value of ASB's leasehold improvements. The leases expire on various dates from April 2002 through December 2029 and 24 of the leases have extension provisions.

ITEM 3.           LEGAL PROCEEDINGS

Except as identified in "Item 1. Business," there are no known material pending legal proceedings to which HEI or any of its subsidiaries is a party or to which any of their property is subject. Certain HEI subsidiaries are involved in ordinary routine litigation incidental to their respective businesses.

DISCONTINUED OPERATIONS
-----------------------

See Note 14 to HEI's Consolidated Financial Statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI AND HECO:

During the fourth quarter of 2001, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF THE REGISTRANT (HEI)

The following persons are, or may be deemed, executive officers of HEI. Their ages are given as of February 13, 2002 and their years of company service are given as of December 31, 2001. Officers are appointed to serve until the meeting of the HEI Board of Directors after the next Annual Meeting of Stockholders (which will occur on April 23, 2002) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.


                                                                                          Business experience for
HEI Executive Officers                                                                    past five years
---------------------------------------------------------------------------------------------------------------------
Robert F. Clarke, age 59
     Chairman of the Board, President and Chief Executive Officer.....................    9/98 to date
     President and Chief Executive Officer............................................    1/91 to 8/98
     Director ........................................................................    4/89 to date
     (Company service: 14 years)

Robert F. Mougeot, age 59
     Financial Vice President, Treasurer and Chief Financial Officer..................    11/00 to date
     Financial Vice President and Chief Financial Officer.............................    4/89 to 11/00
     (Company service: 13 years)

Peter C. Lewis, age 67
     Vice President - Administration and Corporate Secretary..........................    1/99 to date
     Vice President - Administration..................................................    10/89 to 12/98
     (Company service: 33 years)

Charles F. Wall, age 62
     Vice President and Corporate Information Officer..................................   7/90 to date
     (Company service: 11 years)

Andrew I. T. Chang, age 62
     Vice President - Government Relations............................................    4/91 to date
     (Company service: 16 years)

                                                                                          Business experience
                                                                                          for past five years
HEI Executive Officers
------------------------------------------------------------------------------------------------------------------
(continued)

Curtis Y. Harada, age 46
     Controller..................................................................         1/91 to date
     (Company service: 12 years)

T. Michael May, age 55
     President and Chief Executive Officer, Hawaiian Electric Company, Inc.......         9/95 to date
     Director, Hawaiian Electric Industries, Inc.................................         9/95 to date
     Senior Vice President, Hawaiian Electric Industries, Inc....................         9/95 to 4/01
     (Company service: 9 years)

Constance H. Lau, age 49
     President and Chief Executive Officer, American Savings Bank, F.S.B.........         6/01 to date
     Director, Hawaiian Electric Industries, Inc.................................         6/01 to date
     Chief Operating Officer, American Savings Bank, F.S.B.......................         12/99 to 6/01
     Treasurer, Hawaiian Electric Industries, Inc................................         4/89 to 10/99
     (Company service: 17 years)

HEI's executive officers, with the exception of Charles F. Wall and Andrew I.
T. Chang, are also officers and/or directors of one or more of HEI's subsidiaries. Mr. May and Ms. Lau are deemed to be executive officers of HEI for purposes of this Item under the definition of Rule 3b-7 of the SEC's General Rules and Regulations under the Securities Exchange Act of 1934.

There are no family relationships between any executive officer of HEI and any other executive officer or director of HEI, or any arrangement or understanding between any executive officer and any person pursuant to which the officer was selected.

                                       PART II
                                       -------
ITEM 5.           MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS
HEI:
The information required by this item is incorporated herein by reference to pages 3, 60 (Note 12, "Regulatory restrictions on net assets") and 64 (Note 16, "Quarterly information (unaudited)") of HEI's Consolidated Financial Statements. Certain restrictions on dividends and other distributions of HEI are described in this report under "Item 1. Business--Regulation and other matters--Restrictions on dividends and other distributions." HEI's common stock is traded on the New York Stock Exchange and the total number of holders of record of HEI common stock as of March 13, 2002, was 16,203.

HEI has issued unregistered common stock during 2001, 2000 and 1999 pursuant to the HEI 1990 Nonemployee Director Stock Plan, amended effective April 27, 1999 (the Subsidiary Director Plan), the HEI 1999 Nonemployee Company Director Stock Grant Plan (the HEI Nonemployee Director Plan), the HECO Utility Group Team Incentive Plan and the HECO Utility Group Team Incentive Plan for Bargaining Unit Employees (collectively, the Team Incentive Plan). Under the Subsidiary Director Plan, 60% of the annual retainer payable to nonemployee subsidiary directors is paid in HEI common stock. Under the HEI Nonemployee Director Plan, in addition to an annual cash retainer of $20,000, a stock grant of 300 shares of HEI common stock is granted to each HEI nonemployee director. Under the Team Incentive Plan, eligible employees of HECO, MECO and HELCO receive awards of HEI common stock based on the attainment of performance goals by the respective companies.

In 2001, 2000 and 1999, under the Subsidiary Director Plan, HEI issued 1,932, 2,268 and 2,004 shares of HEI common stock, respectively, in exchange for the retention of cash that would otherwise have been paid to subsidiary directors as retainers in the aggregate amounts of $72,000, $84,000 and $72,000, respectively. In 2001, 2000 and 1999, under the HEI Nonemployee Director Plan, HEI issued 2,700, 3,000 and 3,000 shares of HEI common stock, respectively, with market values at the time of grant in the aggregate amounts of $101,000, $111,000 and $108,000, respectively, to HEI directors in addition to the retainer. In 2001, 2000 and 1999, under the Team Incentive Plan, HEI issued 57,693, 73,552 and 51,974 shares of HEI common stock, respectively, in exchange for cash received by HEI from the electric utility subsidiaries in the aggregate amounts of $2.1 million, $2.2 million and $1.9 million, respectively. HEI did not register the shares issued under the director stock plans since they did not involve a "sale" as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the director stock plans is mandatory and thus does not involve an investment decision. HEI did not register the shares issued under the Team Incentive Plan because their initial sales to HECO, MECO and HELCO were exempt as transactions not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended, and because their subsequent award to eligible employees did not involve a "sale," as defined in Section 2(3) of the Securities Act of 1933, as amended. Awards of HEI common stock under the Team Incentive Plan are made to eligible employees on the basis of their attainment of performance goals established by their respective companies and no cash or other tangible or definable consideration is paid by such employees to their respective companies for the shares. In early 2001, the Team Incentive Plan was terminated.

HECO:

The information required with respect to "Market information" and "holders" is not applicable. Since the corporate restructuring on July 1, 1983, all the common stock of HECO has been held solely by its parent, HEI, and is not publicly traded.

The dividends declared and paid on HECO's common stock for the four quarters of 2001 and 2000 were as follows:

                           Quarters ended                                      2001            2000
----------------------------------------------------------------------------------------------------------
March 31...........................................................   $                 $13,952,000
                                                                                  -
June 30............................................................               -      17,794,000
September 30.......................................................      17,037,000      18,011,000
December 31........................................................      19,272,000      18,765,000

The discussion of regulatory restrictions on distributions is incorporated herein by reference to page 42 (Note 12 to HECO's Consolidated Financial Statements, "Regulatory restrictions on distributions to parent") of HECO's Annual Report.

ITEM 6.           SELECTED FINANCIAL DATA

HEI:

The information required by this item is incorporated herein by reference to page 3 of HEI's Annual Report.

HECO:

The information required by this item is incorporated herein by reference to page 3 of HECO's Annual Report.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HEI:

The information required by this item is set forth in HEI's MD&A, incorporated herein by reference to pages 4 to 25 of HEI's Annual Report.

HECO:

The information required by this item is set forth in HECO's MD&A, incorporated herein by reference to pages 4 to 18 of HECO's Annual Report.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEI:

The information required by this item is incorporated herein by reference to pages 25 to 29 of HEI's Annual Report.

HECO:

The information required by this item is incorporated herein by reference to pages 19 to 20 of HECO's Annual Report.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to pages 30 to 64 of HEI's Annual Report.

HECO:

The information required by this item is incorporated herein by reference to pages 21 to 52 of HECO's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI and HECO:

None

                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

HEI:

Information for this item concerning the executive officers of HEI is set forth on pages 50 and 51 of this report. The list of current directors of HEI is incorporated herein by reference to page 65 of HEI's Annual Report. Information on the current directors' business experience and directorships is incorporated herein by reference to pages 5 to 7 of HEI's 2002 Proxy Statement, prepared for the Annual Meeting of Stockholders to be held on April 23, 2002 (HEI's 2002 Proxy Statement). Information on the remuneration of HEI Directors is incorporated herein by reference to pages 8 to 9 of HEI's 2002 Proxy Statement.

HECO:

The following persons are, or may be deemed to be, executive officers of HECO. Their ages are given as of February 13, 2002 and their years of company service are given as of December 31, 2001. Officers are appointed to serve until the meeting of the HECO Board of Directors after the next HECO Annual Meeting (which will occur in April 2002) and/or until their respective successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with HECO affiliates.

                                                                                          Business experience
HECO Executive Officers                                                                   for past five years
------------------------------------------------------------------------------------------------------------------
Robert F. Clarke, age 59
     Chairman of the Board............................................................    1/91 to date
     (Company service: 14 years)

T. Michael May, age 55
     President, Chief Executive Officer and Director..................................    9/95 to date
     Chairman of the Board, MECO and HELCO............................................    9/95 to date
     (Company service: 9 years)

Robert A. Alm, age 49
     Senior Vice President - Public Affairs...........................................    7/01 to date
     (Company service: 6 months)
     Robert A. Alm, prior to joining HECO, served as Executive Vice President of
     Financial Management Group at First Hawaiian Bank from 1/99 to 6/01 and
     Senior Vice President of Financial Management Group at First Hawaiian Bank
     from 2/96 to 12/98.

Thomas L. Joaquin, age 58
     Senior Vice President - Operations...............................................    7/01 to date
     Vice President - Power Supply....................................................    7/95 to 06/01
     (Company service: 28 years)

William A. Bonnet, age 58
     Vice President - Government & Community Affairs..................................    5/01 to date
     President, Maui Electric Company, Inc............................................    9/96 to 5/01
     (Company service: 16 years)

Jackie Mahi Erickson, age 61
     Vice President - Customer Operations & General Counsel...........................    10/98 to date
     Vice President - General Counsel & Government Relations..........................    9/95 to 9/98
     (Company service: 20 years)

Charles M. Freedman, age 55
     Vice President - Corporate Relations.............................................    3/98 to date
     Vice President - Corporate Excellence............................................    7/95 to 2/98
     (Company service: 10 years)

Chris M. Shirai, age 54
     Vice President - Energy Delivery.................................................    12/99 to date
     Manager, Engineering Department..................................................    7/96 to 11/99
     (Company service: 32 years)

                                                                                          Business experience
HECO Executive Officers                                                                   for past five years
------------------------------------------------------------------------------------------------------------------
(continued)

Richard A. von Gnechten, age 38
     Financial Vice President.........................................................    12/00 to date
     Assistant Treasurer and Manager, Financial Services..............................    5/00 to 11/00
     Manager, Customer Service........................................................    12/96 to 5/00
     (Company service: 10 years)

Patricia U. Wong, age 45
     Vice President - Corporate Excellence............................................    3/98 to date
     Manager, Environmental Department................................................    10/96 to 2/98
     Associate General Counsel, Legal Department......................................    5/90 to 9/96
     (Company service: 11 years)

Lorie Ann K. Nagata, age 43
     Treasurer.........................................................................   12/00 to date
     Manager, Management Accounting....................................................   5/98 to date
     Assistant Treasurer...............................................................   3/97 to 11/00
     Director, Management Accounting...................................................   12/94 to 4/98
     (Company service: 19 years)

Ernest T. Shiraki, age 54
     Controller ......................................................................    5/89 to date
     (Company service: 32 years)

Molly M. Egged, age 51
     Secretary........................................................................    10/89 to date
     (Company service: 21 years)

HECO's executive officers, with the exception of Robert A. Alm, Jackie Mahi Erickson, Charles M. Freedman, Thomas L. Joaquin, Chris M. Shirai and Patricia
U. Wong, are also officers and/or directors of MECO or HELCO. HECO executive officers Robert F. Clarke, T. Michael May and Molly M. Egged are also officers of one or more of the affiliated nonutility HEI companies.

There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

The list of current directors of HECO is incorporated herein by reference to page 54 of HECO's Annual Report. Information on the business experience and directorships of HECO directors who are also directors of HEI is incorporated herein by reference to pages 5 to 7 of HEI's 2002 Proxy Statement.

Anne M. Takabuki and Barry K. Taniguchi, ages 45 and 54, as of February 13, 2002, respectively, are the only outside directors of HECO who are not directors of HEI. Ms. Takabuki was elected a director of HECO in April 1997 and is Vice President/Secretary and General Counsel of Wailea Golf Resort, Inc. She also serves on the boards of Wailea Golf Resort, Inc. and its affiliated companies, MAGBA, Inc. and Kapiolani Health Foundation and is a member of the advisory Board of Directors of MECO. Mr. Taniguchi was elected a director of HECO in April 2001 and is President of KTA Super Stores. He also serves on the boards of ASB, Puna Plantation Hawaii, Limited, and K. Taniguchi, Ltd. and is a member of the advisory Board of Directors of HELCO.

HECO BOARD OF DIRECTORS
-----------------------

Committees of the HECO Board
----------------------------

During 2001, the Board of Directors of HECO had only one standing committee, the Audit Committee, which was comprised of three nonemployee directors: Diane J. Plotts, Chairman, Anne M. Takabuki and Barry K. Taniguchi. The Audit Committee holds such meetings as it deems advisable to review the financial operations of HECO. In 2001, the Audit Committee held five meetings to review with management, the internal auditor and HECO's independent auditors the activities of the internal auditor, the results of the annual audit by the independent auditors and the financial statements which are included in HECO's 2000 Annual Report to Stockholder.

Remuneration of HECO Directors and attendance at meetings
---------------------------------------------------------

In 2001, Anne M. Takabuki and Barry K. Taniguchi were the only nonemployee HECO directors who were not also directors of HEI. They were each paid a retainer of $20,000, 60% of which was distributed in the common stock of HEI pursuant to the Subsidiary Director Plan and 40% of which was distributed in cash. The number of shares of stock distributed was based on a share price of $37.25, which represents the average high and low sales prices of HEI common stock on April 27, 2001, with a cash payment made in lieu of any fractional share. The nonemployee HECO directors who were also nonemployee HEI directors did not receive a separate retainer from HECO. In addition, a fee of $700 was paid in cash to each nonemployee director (including nonemployee HECO directors who are also nonemployee HEI directors) for each Board and Committee meeting attended by the director. The Chairman of the HECO Audit Committee was paid an additional $100 for each Committee meeting attended. Employee members of the Board of Directors are not compensated for attendance at any meeting of the Board or Committees of the Board.

In 2001, there were six regular bi-monthly meetings of the HECO Board of Directors, including one joint meeting with the HEI Board of Directors. All incumbent directors attended at least 75% of the combined total number of meetings of the Board and the Committee on which they served.

ITEM 11.          EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated by reference to pages 10 and 13 to 25 of HEI's 2002 Proxy Statement.

HECO:

SUMMARY COMPENSATION TABLE
--------------------------

The following summary compensation table shows the annual and long-term compensation of the chief executive officer of HECO and the four other most highly compensated executive officers of HECO (collectively, the HECO Named Executive Officers) who served at the end of 2001. All compensation amounts presented for T. Michael May are the same amounts presented in HEI's 2002 Proxy Statement.

                                               SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                      Annual Compensation             Compensation
                                               ------------------------------- --------------------------
                                                                       Other        Awards        Payouts        All
                                                                               --------------  ------------
                                                                      Annual      Securities                    Other
                                                                      Compen-     Underlying        LTIP        Compen-
                                               Salary     Bonus/(1)/  sation      Options/(2)/   Payouts/(3)/  sation/(4)/
   Name and Principal Position        Year       ($)        ($)         ($)          (#)             ($)         ($)
--------------------------------------------------------------------------------------------------------------------------
T. Michael May .................      2001    $415,000    $163,257$         0         20,000       $54,540     $18,881
President and Chief                   2000     408,000      62,971          0         20,000             0      17,117
   Executive Officer                  1999     372,000     211,652          0         20,000        41,256      14,400

Thomas L. Joaquin...............      2001     202,000      58,597          0          3,000            na      11,745
Senior Vice President-                2000     189,000      39,880          0              0            na      10,126
   Operations                         1999     179,000      39,481          0          3,000            na       8,837

Jackie Mahi Erickson............      2001     181,000      47,844          0          3,000            na      13,503
Vice President-Customer               2000     175,000      44,803          0              0            na      12,012
   Operations/General Counsel         1999     163,000      43,666          0          3,000            na      10,298

Chris M. Shirai.................      2001     175,000      43,413          0          3,000            na       7,342
Vice President-Energy                 2000     158,000      40,055          0              0            na       6,116
   Delivery                           1999     110,000       5,081          0              0            na       3,930

William A. Bonnet...............      2001     173,000      35,312          0          3,000        36,968      10,059
Vice President-Government             2000     147,000      44,602          0          3,000             0       7,876
   & Community Affairs                1999     140,000      48,760          0          3,000         8,632       6,912

na     Not applicable (not participants in the plan).
/(1)/ The HECO Named Executive Officers are eligible for an incentive award under the Company's annual Executive Incentive Compensation Plan (EICP). EICP bonus payouts are reflected as compensation for the year earned.
/(2)/ Options granted earn dividend equivalents as further described below under "Option grants in last fiscal year."
/(3)/ Long-Term Incentive Plan (LTIP) payouts are determined in the first half of each year for the three-year cycle ending on December 31 of the previous calendar year. In April 2000, LTIP payouts were made for the 1997-1999 performance cycle and are reflected as LTIP compensation in the table for 1999. In April 2001, no LTIP payouts were made for the 1998-2000 performance cycle because none of the minimum threshold levels was achieved. In February 2002, LTIP payouts were made for the 1999-2001 performance cycle and are reflected as LTIP compensation in the table for 2001.
/(4)/ Represents amounts accrued each year by the Company for certain preretirement death benefits provided to the named executive officers. Additional information concerning these death benefits is incorporated by preference to "Other Compensation Plans" on pages 23 to 24 of HEI's 2002 Proxy Statement.

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

The following table presents information on the nonqualified stock options to acquire HEI common stock which were granted in 2001 to the executives named in the HECO Summary Compensation Table. The practice of granting stock options, which may include dividend equivalent shares, has been followed each year since 1987.

                                              OPTION GRANTS IN LAST FISCAL YEAR
                                     Number of         Percent of
                                    Securities       Total Options
                                    Underlying         Granted to         Exercise                              Grant Date
                                      Options         Employees in         Price            Expiration           Present
                                  Granted /(1)/(#)    Fiscal Year        ($/share)             Date            Value /(2)/($)
-----------------------------------------------------------------------------------------------------------------------------
T. Michael May ................           20,000               12%           $35.92      April 23, 2011           $179,600
Thomas L. Joaquin..............            3,000                2             35.92      April 23, 2011             26,940
Jackie Mahi Erickson...........            3,000                2             35.92      April 23, 2011             26,940
Chris M. Shirai................            3,000                2             35.92      April 23, 2011             26,940
William A. Bonnet..............            3,000                2             35.92      April 23, 2011             26,940

/(1)/ For the 32,000 option shares granted with an exercise price of $35.92 per share, additional dividend equivalent shares are granted at no additional cost throughout the four-year vesting period (vesting in equal installments) which begins on the date of grant. Dividend equivalents are computed, as of each dividend record date, both with respect to the number of shares under the option and with respect to the number of dividend equivalent shares previously credited to the participant and not issued during the period prior to the dividend record date. Accelerated vesting is provided in the event a Change-in-Control occurs. No stock appreciation rights have been granted under the Company's stock option plans.

/(2)/ Present value is based on a Binomial Option Pricing Model, which is a variation of the Black-Scholes Option Pricing Model. For the stock options granted on April 23, 2001, with a 10-year option period, an exercise price of $35.92, and with additional dividend equivalent shares granted for the first four years of the option, the Binomial Value adjusted for forfeiture risk is $8.98 per share. The following assumptions were used in the model: Stock Price: $35.92; Exercise
       Price: $35.92; Term: 10 years; Volatility: 0.1893; Interest Rate:
       5.42%; and Dividend Yield: 7.00%. The following were the valuation results: Binomial Option Value: $4.48; Dividend Credit Value: $4.50; and Total Value: $8.98.

AGGREGATED OPTION EXERCISES AND FISCAL YEAREND OPTION VALUES
------------------------------------------------------------

The following table shows the stock options, including dividend equivalents, exercised by the HECO Named Executive Officers in 2001. Also shown is the number of securities underlying unexercised options and the value of unexercised in the money options, including dividend equivalents, at the end of 2001. HEI, under the Stock Option and Incentive Plan, granted dividend equivalents to all HECO Named Executive Officers as part of their 2001, 1999 and 1997 grants, to Mr. Bonnet as part of his 2000 and 1998 grants and to Mr. May as part of his 2000, 1998 and 1996 grants.

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

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                            Number of Securities
                                                                               Underlying          Value of Unexercised
                                                                              Unexercised          In the Money Options
                                                                 Value      Options (Including         (Including
                            Shares     Dividend     Value      Realized On      Dividend               Dividend
                           Acquired  Equivalents   Realized      Dividend      Equivalents)        Equivalents) at Fiscal
                                                                            at Fiscal Year-End         Year-End /(1)/
                                                                            -------------------- ----------------------
                              On     Acquired On               Equivalents     Exercisable/          Exercisable/
         Name              Exercise  Exercise (#)  On Options      ($)       Unexercisable (#)     Unexercisable ($)
                              (#)                      ($)
---------------------------------------------------------------------------------------------------------------------
T. Michael May............       -             -     $     -      $    -    62,068 / 53,939      $753,418 / 536,873
Thomas L. Joaquin.........       -             -           -           -      8,780 / 4,972         98,523 / 39,657
Jackie Mahi Erickson......    1,000            -        4,520          -      7,780 / 4,972         80,193 / 39,657
Chris M. Shirai...........       -             -           -           -        500 / 3,150          3,500 / 19,082
William A. Bonnet.........    3,500           958       9,380      35,542     5,584 / 8,480         57,731 / 83,887

/(1)/ Values based on closing price of $40.28 per share on the New York Stock Exchange on December 31, 2001.

LONG-TERM INCENTIVE PLAN AWARDS TABLE
-------------------------------------

A Long-Term Incentive Plan award made to Mr. May in 2001 was the only such award made to the HECO Named Executive Officers. Additional information required under this item is incorporated by reference to "Long-Term Incentive Plan (LTIP) Awards" on pages 15 to 17 of HEI's 2002 Proxy Statement.

PENSION PLAN
------------

The Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (the Retirement Plan) provides a monthly retirement pension for life. Additional information required under this item is incorporated by reference to "Pension Plans" on pages 17 to 19 of HEI's 2002 Proxy Statement. As of December 31, 2001, the HECO Named Executive Officers had the following number of years of credited service under the Retirement Plan:
Mr. May, 9 years; Mr. Bonnet, 16 years; Ms. Erickson, 20 years; Mr. Joaquin, 28 years; and Mr. Shirai, 32 years.

CHANGE-IN-CONTROL AGREEMENTS
----------------------------

Mr. May is the only HECO Named Executive Officer with whom HEI has a currently applicable Change-in-Control Agreement. Additional information required under this item is incorporated by reference to "Change-in-Control Agreements" on pages 19 to 20 of HEI's 2002 Proxy Statement.

EXECUTIVE MANAGEMENT COMPENSATION
---------------------------------

The HEI Compensation Committee, composed of six independent nonemployee directors, approves executive compensation for the HECO Named Executive Officers. The information required to be disclosed concerning the Compensation Committee is incorporated herein by reference to page 10 of HEI's 2002 Proxy Statement. The HEI and HECO Boards of Directors review and approve all actions taken by the Committee concerning the HECO Named Executive Officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

HEI:

The information required under this item is incorporated by reference to page 12 of HEI's 2002 Proxy Statement.

HECO:

HEI owns all of HECO's common stock, which is HECO's only class of voting securities. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

The following table shows the shares of HEI common stock beneficially owned by each HECO director (other than those who are also directors of HEI), by each HECO Named Executive Officer (other than Mr. May, who is a named executive officer of HEI) and by all HECO directors and all HECO executive officers as a group, as of February 13, 2002, based on information furnished by the respective individuals.

                    Amount of Common Stock and Nature of Beneficial Ownership
----------------------------------------------------------------------------------------------------------------
                               Sole Voting or    Shared Voting       Other
     Name of Individual       Investment         or Investment     Beneficial        Stock
       or Group                 Power              Power /(1)/    Ownership /(2)/  Options /(3)/      Total
----------------------------------------------------------------------------------------------------------------
Directors
---------
Anne M. Takabuki                 2,058                   -                -                 -          2,058
Barry K. Taniguchi                  -                   979               -                 -            979

Other HECO Named
----------------
Executive Officers
------------------
Thomas L. Joaquin                5,728                1,427               31             8,806        15,992
Jackie Mahi Erickson             5,644                1,158                2             7,806        14,610
Chris M. Shirai                  2,558                   61              145               500         3,264
William A. Bonnet                2,065                   -                -              6,651         8,716

All directors and
executive officers
as a group (18 persons)         60,785                3,866            2,821           128,791       196,263*

* HECO directors Clarke, May, Plotts, Scott and Watanabe, who also serve on the HEI Board of Directors, are not shown separately, but are included in the total for all HECO directors and executive officers as a group. The information required as to these directors is incorporated by reference to page 12 of HEI's 2002 Proxy Statement. Messrs. Clarke and May are also named executive officers of HEI and are listed in the Summary Compensation Table incorporated by reference to page 13 of HEI's 2002 Proxy Statement. The number of shares of common stock beneficially owned by any HECO director or by all HECO directors and officers as a group does not exceed 1% of the outstanding common stock of HEI.
/(1)/  Shares registered in name of the individual and spouse.
/(2)/ Shares owned by spouse, children or other relatives sharing the home of the director or officer in which the director or officer disclaims personal interest.
/(3)/ Stock options, including accompanying dividend equivalents shares, exercisable within 60 days after February 13, 2002, under the 1987 Stock Option and Incentive Plan (as amended and restated effective June 19,
       2001).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEI:

The information required under this item is incorporated by reference to pages 28 and 29 of HEI's 2002 Proxy Statement.

HECO:

The information required under this item is incorporated by reference to pages 28 and 29 of HEI's 2002 Proxy Statement.

                                     PART IV
                                     -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

The following financial statements contained in HEI's Annual Report and HECO's Annual Report are incorporated by reference in Part II, Item 8, of this Form 10-K:

                                                                                    Pages in HEI's and
                                                                                   HECO's Annual Report
                                                                                 ---------------------------
                                                                                      HEI            HECO
------------------------------------------------------------------------------------------------------------
Independent Auditors' Report.................................................           30             21
Consolidated Statements of Income, Years ended December 31, 2001,
  2000 and 1999..............................................................           31             22
Consolidated Statements of Retained Earnings, Years ended
  December 31, 2001, 2000 and 1999...........................................           na             22
Consolidated Balance Sheets, December 31, 2001 and 2000......................           32             23
Consolidated Statements of Capitalization,
  December 31, 2001 and 2000.................................................           na          24-25
Consolidated Statements of Changes in Stockholders' Equity, Years
  ended December 31, 2001, 2000 and 1999.....................................           33             na
Consolidated Statements of Cash Flows, Years ended December 31,
  2001, 2000 and 1999........................................................           34             26
Notes to Consolidated Financial Statements...................................        35-64          27-52

na  Not applicable.

(A)(2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules for HEI and HECO are included in this report on the pages indicated below:

                                                                                      Page/s in Form 10-K
                                                                                 ------------------------------
                                                                                      HEI            HECO
---------------------------------------------------------------------------------------------------------------
Independent Auditors' Report.................................................          63              64
Schedule I       Condensed Financial Information of Registrant, Hawaiian
                  Electric Industries, Inc. (Parent Company) as of
                  December 31, 2001 and 2000 and Years ended December 31,
                  2001, 2000 and 1999........................................       65-67              na
Schedule II      Valuation and Qualifying Accounts, Years ended
                  December 31, 2001, 2000 and 1999...........................          68              68

na  Not applicable.

Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements (including the notes) included in HEI's Annual Report and HECO's Annual Report, which financial statements are incorporated herein by reference.

(A)(3)  EXHIBITS

Exhibits for HEI and HECO and their subsidiaries are listed in the "Index to Exhibits" found on pages 69 through 79 of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings "HEI" and "HECO," respectively, except that the exhibits listed under "HECO" are also considered exhibits for HEI.

(B)  REPORTS ON FORM 8-K

HEI and HECO:

On January 18, 2002, HEI and HECO filed a Form 8-K, dated January 17, 2002, under Item 5 (Announcement of HEI's webcast and teleconference call to review yearend earnings on January 24, 2002).

On January 24, 2002, HEI and HECO filed a Form 8-K, dated January 23, 2002, under Item 5 (HEI's January 23, 2002 news release reporting 2001 earnings).

On January 28, 2002, HEI and HECO filed a Form 8-K, dated January 25, 2002, under Item 5 (Updates to HEI's webcast and teleconference call to review yearend earnings on January 24, 2002).

On February 19, 2002, HEI and HECO filed a Form 8-K, dated February 8, 2002, under Item 5, (Provides information about Hawaiian Electric Company, Inc.'s proposed 138 kv Kamoku-Pukele transmission line).

On March 6, 2002, HEI and HECO filed a Form 8-K, dated March 5, 2002, under Item 7, (HEI's Annual Report in its entirety and portions of HECO's Annual Report).

[KPMG LLP letterhead]

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
Hawaiian Electric Industries, Inc.:

Under date of January 23, 2002, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index under Item 14.(a)(2). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 of notes to consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ KPMG LLP

Honolulu, Hawaii
January 23, 2002

[KPMG LLP letterhead]

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholder
Hawaiian Electric Company, Inc.:

Under date of January 23, 2002, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to stockholder. These consolidated financial statements and our report thereon are incorporated by reference in the Company's annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 14.(a)(2). The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Honolulu, Hawaii
January 23, 2002

                       Hawaiian Electric Industries, Inc.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS


                                                                                          December 31,
                                                                               -------------------------------
(in thousands)                                                                            2001         2000
--------------------------------------------------------------------------------------------------------------
Assets
Cash and equivalents.......................................................        $    19,155   $       677
Advances to and notes receivable from subsidiaries.........................             48,297         8,764
Available-for-sale investment securities...................................             15,610             -
Accounts receivable........................................................              1,832         1,194
Property, plant and equipment, net.........................................              2,600         2,748
Deferred income tax assets.................................................             10,337             -
Other assets...............................................................              5,530         3,962
Net assets of discontinued operations......................................                  -        73,013
Investments in subsidiaries, at equity.....................................          1,404,904     1,343,989
                                                                               -------------------------------
                                                                                   $ 1,508,265   $ 1,434,347
                                                                               ===============================

Liabilities and stockholders' equity
Liabilities
Accounts payable...........................................................        $     8,077   $     8,423
Notes payable to subsidiaries..............................................              6,314        23,634
Long-term debt.............................................................            460,500       421,000
Loan from HEI Preferred Funding, LP (8.36% due in 2017)....................            103,000       103,000
Deferred income taxes......................................................                  -           519
Other......................................................................                685        38,712
Net liabilities of discontinued operations.................................                 24             -
                                                                               -------------------------------
                                                                                       578,600       595,288
                                                                               -------------------------------
Stockholders' equity
Preferred stock............................................................                  -             -
Common stock...............................................................            787,374       691,925
Retained earnings..........................................................            147,837       147,324
Accumulated other comprehensive loss.......................................             (5,546)         (190)
                                                                               -------------------------------
                                                                                       929,665       839,059
                                                                               -------------------------------
                                                                                   $ 1,508,265   $ 1,434,347
                                                                               ===============================
Note to Balance Sheets
----------------------
Long-term debt consisted of the following:
Promissory notes, 6.1 - 7.6%, due in various years through 2014............        $   360,500   $   295,500
Promissory notes, 8.5 - 8.7%, paid in 2001.................................                  -        25,500
Promissory note, 6.2%, due in 2003 ........................................            100,000       100,000
                                                                               -------------------------------
                                                                                   $   460,500   $   421,000
                                                                               ===============================


The aggregate payments of principal required subsequent to December 31, 2001 on long-term debt are $60 million in 2002, $136 million in 2003, $1 million in 2004, $37 million in 2005 and $110 million in 2006.

                       Hawaiian Electric Industries, Inc.
     SCHEDULE I-- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME


                                                                             Years ended December 31,
                                                                  ----------------------------------------------
(in thousands)                                                               2001           2000          1999
----------------------------------------------------------------------------------------------------------------

Revenues /1/...................................................        $   (5,338)    $      940    $    2,345

Equity in income from continuing operations of subsidiaries....           143,730        136,998       121,899
                                                                  ----------------------------------------------

                                                                          138,392        137,938       124,244
                                                                  ----------------------------------------------

Expenses:

Operating, administrative and general..........................            10,481          7,322         4,759

Depreciation of property, plant and equipment..................             1,047          1,347         2,098

Taxes, other than income taxes.................................               472            315           299
                                                                  ----------------------------------------------

                                                                           12,000          8,984         7,156
                                                                  ----------------------------------------------

Operating income...............................................           126,392        128,954       117,088

Interest expense...............................................            43,539         40,195        34,637
                                                                  ----------------------------------------------

Income from continuing operations
     before income tax benefits................................            82,853         88,759        82,451

Income tax benefits............................................            24,893         20,577        13,975
                                                                  ----------------------------------------------

Income from continuing operations..............................           107,746        109,336        96,426
Gain (loss) from discontinued subsidiary operations............           (24,041)       (63,592)          421
                                                                  ----------------------------------------------

Net income.....................................................        $   83,705     $   45,744    $   96,847
                                                                  ==============================================


/1/ 2001 revenues includes $8.7 million of writedowns of the income class notes that HEI purchased in connection with the termination of ASB's investment in trust certificates in May and July 2001. See "Disposition of certain debt securities" in Note 4 of HEI's Consolidated Financial Statements.

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

                       Hawaiian Electric Industries, Inc.
     SCHEDULE I-- CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued) HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Years ended December 31,
                                                                                   ----------------------------------------
(in thousands)                                                                             2001         2000          1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income from continuing operations..............................................      $  107,746    $ 109,336    $   96,426
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
     Equity in net income of continuing subsidiaries...........................        (143,730)    (136,998)     (121,899)
     Common stock dividends/distributions received from subsidiaries...........          62,944       93,661        78,007
     Depreciation of property, plant and equipment.............................           1,047        1,347         2,098
     Other amortization........................................................             579          447           364
     Deferred income taxes.....................................................          (6,778)      (1,569)        1,386
     Changes in assets and liabilities
         Decrease (increase) in accounts receivable............................            (638)         131            45
         Increase (decrease) in accounts payable...............................            (346)       1,905           523
         Changes in other assets and liabilities...............................         (34,242)      31,030       (38,905)
                                                                                   ----------------------------------------
Net cash provided by (used in) operating activities............................         (13,418)      99,290        18,045
                                                                                   ----------------------------------------
Cash flows from investing activities
Net decrease (increase) in advances to and notes receivable from subsidiaries..         (39,533)      (8,764)        7,000
Purchase of investments........................................................         (27,929)           -             -
Capital expenditures...........................................................            (916)        (622)       (1,123)
Additional investments in subsidiaries.........................................          (1,424)        (485)       (3,886)
Other..........................................................................              16           10             -
                                                                                   ----------------------------------------
Net cash provided by (used in) investing activities ...........................         (69,786)      (9,861)        1,991
                                                                                   ----------------------------------------
Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original
   maturities of three months or less..........................................           2,675       (2,340)       26,075
Net decrease in commercial paper...............................................               -      (44,820)      (44,164)
Proceeds from issuance of long-term debt.......................................         100,000      100,000       100,000
Repayment of long-term debt....................................................         (60,500)     (10,500)      (40,500)
Net proceeds from issuance of common stock.....................................          78,937       14,080         3,449
Common stock dividends.........................................................         (67,015)     (68,624)      (79,848)
                                                                                   ----------------------------------------
Net cash provided by (used in) financing activities............................          54,097      (12,204)      (34,988)
                                                                                   ----------------------------------------
Net cash provided by (used in) discontinued operations.........................          47,585      (77,304)       15,072
                                                                                   ----------------------------------------
Net increase (decrease) in cash and equivalents................................          18,478          (79)          120
Cash and equivalents, January 1................................................             677          756           636
                                                                                   ----------------------------------------
Cash and equivalents, December 31..............................................      $   19,155    $     677    $      756
                                                                                   ========================================


Supplemental disclosures of noncash activities:

In 2001, 2000 and 1999, $0.8 million, $0.7 million and $0.8 million, respectively, of HEI advances to HEIDI were converted to equity in noncash transactions.

In April 2000, HEI recommenced issuing new common shares under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP). From March 1998 to March 2000, HEI had acquired for cash its common shares in the open market to satisfy the requirements of the HEI DRIP. Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $16 million in 2001 and $12 million in 2000.

                       Hawaiian Electric Industries, Inc.
                       and Hawaiian Electric Company, Inc.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2001, 2000 and 1999


====================================================================================================================
                   Col. A                       Col. B               Col. C                Col. D        Col. E
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                      Additions
                                                           ----------------------------
                                              Balance
                                              at begin-      Charged to    Charged                      Balance at
                                               ning of        costs and    to other                       end of
Description                                    period         expenses     accounts      Deductions       period
--------------------------------------------------------------------------------------------------------------------
                    2001
                    ----
Allowance for uncollectible accounts-
   Hawaiian Electric Company, Inc. and
     subsidiaries.........................       $   939         $ 1,930   $ 1,246(a)     $ 2,855(b)     $ 1,260
                                             =======================================================================
Allowance for uncollectible interest
   (ASB)..................................       $ 2,978               -         -        $   268        $ 2,710
                                             =======================================================================
Allowance for losses for loans receivable
   (ASB)..................................       $37,449         $12,500   $ 1,898(a)     $ 9,623(b)     $42,224
                                             =======================================================================
                    2000
                    ----
Allowance for uncollectible accounts-
   Hawaiian Electric Company, Inc. and
     subsidiaries.........................       $ 1,057         $ 1,403   $   948        $ 2,469        $   939
   Other companies........................            61               -         -             61              -
                                             -----------------------------------------------------------------------
                                                 $ 1,118         $ 1,403   $   948(a)     $ 2,530(b)     $   939
                                             =======================================================================
Allowance for uncollectible interest
   (ASB)..................................       $ 5,695               -         -        $ 2,717        $ 2,978
                                             =======================================================================
Allowance for losses for loans receivable
   (ASB)..................................       $35,348         $13,050   $ 2,389(a)     $13,338(b)     $37,449
                                             =======================================================================
                    1999
                    ----
Allowance for uncollectible accounts-
   Hawaiian Electric Company, Inc. and
     subsidiaries.........................       $ 1,293         $ 2,299   $ 1,117        $ 3,652(b)     $ 1,057
   Other companies........................           401              42         -            382(c)          61
                                             -----------------------------------------------------------------------
                                                 $ 1,694         $ 2,341   $ 1,117(a)     $ 4,034        $ 1,118
                                             =======================================================================
Allowance for uncollectible interest
   (ASB)..................................       $ 5,490         $   205         -              -        $ 5,695
                                             =======================================================================
Allowance for losses for loans receivable
   (ASB)..................................       $39,779         $16,500   $   728(a)     $21,659(b)     $35,348
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

     *3(ii)      HEI's Amended and Restated By-Laws.

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

Exhibit no.                                  Description
-----------                                  -----------
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

      4.5(m) Pricing Supplement No. 2 to Registration Statement on Form S-3 of HEI (Registration No. 333-73225) filed on April 11, 2000 in connection with the sale of Medium-Term Notes, Series C.

Exhibit no.                                  Description
-----------                                  -----------
      4.5(n) Pricing Supplement No. 3 to Registration Statement on Form S-3 of HEI (Registration No. 333-73225) filed on April 5, 2001 in connection with the sale of Medium-Term Notes, Series C.

      4.6 Amended and Restated Agreement of Limited Partnership of HEI Preferred Funding, LP dated as of February 1, 1997 (Exhibit 4(e) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

      4.7 Amended and Restated Trust Agreement of Hawaiian Electric Industries Capital Trust I (HEI Trust I) dated as of February 1, 1997 (Exhibit 4(f) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

      4.8 Junior Indenture between HEI and The Bank of New York, as Trustee, dated as of February 1, 1997 (Exhibit 4(i) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

      4.9 Officers' Certificate in connection with issuance of 8.36% Junior Subordinated Debenture, Series A, Due 2017 under Junior Indenture of HEI (Exhibit 4(l) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

      4.10 8.36% Trust Originated Preferred Security (Liquidation Amount $25 Per Trust Preferred Security) of HEI Trust I (Exhibit 4(m) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

      4.11 8.36% Junior Subordinated Debenture Series A, Due 2017, of HEI (Exhibit 4(n) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

      4.12 Trust Preferred Securities Guarantee Agreement with respect to HEI Trust I dated as of February 1, 1997 (Exhibit 4(o) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

      4.13 Partnership Guarantee Agreement with respect to the Partnership dated as of February 1, 1997 (Exhibit 4(p) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

      4.14 Affiliate Investment Instruments Guarantee Agreement with respect to 8.36% Junior Subordinated Debenture of HEIDI dated as of February 1, 1997 (Exhibit 4(q) to HEI's Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

      4.15 Certificate Evidencing Trust Common Securities of HEI Trust I dated February 4, 1997 (Exhibit 4.12 to the Quarterly Report on Form 10-Q of HEI Trust I and the Partnership, File No. 1-8503-02, for the quarter ended March 31, 1997).

      4.16 Certificate Evidencing Partnership Preferred Securities of the Partnership dated February 4, 1997 (Exhibit 4.13 to the Quarterly Report on Form 10-Q of HEI Trust I and the Partnership, File No. 1-8503-02, for the quarter ended March 31, 1997).

      10.1       PUC Order Nos. 7070, 7153, 7203 and 7256 in Docket No. 4337,
                 including copy of "Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc." dated September 23, 1982 (Exhibit 10 to Amendment No. 1 to Form U-1).

Exhibit no.                                  Description
-----------                                  -----------
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

      10.5 1987 Stock Option and Incentive Plan of HEI as amended and restated effective June 19, 2001 (Exhibit 4 to HEI's Current Report on Form 8-K, dated June 19, 2001, File No. 1-8503).

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

      10.9 Form of Change-in-Control Agreement (Exhibit 10.14 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

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

      10.14 Form of HEI and HECO Executives' Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit
                 10.15 to HEI's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

Exhibit no.                                  Description
-----------                                  -----------
     *11 Computation of Earnings per Share of Common Stock. Filed herein as page 80.

     *12.1 Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 81 and 82.

      13 HEI's Annual Report (Appendix A to the Proxy Statement prepared for the Annual Meeting to Stockholders to be held on April 23,
                 2002) (HEI Exhibit 13.1 to HEI's Current Report on Form 8-K dated March 5, 2002, File No. 1-8503).

      18         KPMG LLP letter re: change in accounting principle (Exhibit
                 18.1 to HEI's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8503).

     *21.1       Subsidiaries of HEI. Filed herein as pages 84 and 85.

     *23         Accountants' Consent. Filed herein as page 87.

     *99.1 Fourth Amendment to Trust Agreement, made and entered into December 31, 2001, between Fidelity Management Trust Company and HEI for the Hawaiian Electric Industries Retirement Savings Plan for incorporation by reference in the Registration Statement on Form S-8 (Regis. No. 333-02103)

     *99.2 Amendment 2002-1 to the Hawaiian Electric Industries Retirement Savings Plan for incorporation by reference in the Registration Statement on Form S-8 (Regis. No. 333-02103)

   HECO:
   -----
      3(i).1 HECO's Certificate of Amendment of Articles of Incorporation (filed June 30, 1987) (Exhibit 3.1 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

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

Exhibit no.                                  Description
-----------                                  -----------
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

Exhibit no.                                  Description
-----------                                  -----------
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

      10.3(a) Second Amended and Restated Power Purchase Agreement between Hilo Coast Power Company and HELCO dated October 4, 1999 (Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-4955).

     *10.3(b) Amendment No. 1 to the Second Amended and Restated Power Purchase Agreement between Hilo Coast Power Company and HELCO dated November 5, 1999.

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

      10.4(d) Letter agreement dated October 22, 1998 to Extend Term of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.4(d) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

Exhibit no.                                  Description
-----------                                  -----------
      10.4(e) Termination Notice dated December 27, 1999 for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit
                 10.2 to HECO's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

      10.4(f) Rescission dated January 23, 2001 of Termination Notice for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit 10.4(f) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

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

     *10.6 (a)   Amendment No. 1 to Purchase Power Contract between HECO and the
                 City and County of Honolulu dated March 10, 1986.

      10.6(b) Firm Capacity Amendment, dated April 8, 1991, to Purchase Power Contract, dated March 10, 1986, by and between HECO and the City & County of Honolulu (Exhibit 10 to HECO's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 1-4955).

Exhibit no.                                  Description
-----------                                  -----------
      10.6(c) Amendment No. 2 to Purchase Power Contract Between HECO and City and County of Honolulu dated March 10, 1986 (Exhibit 10.6(c) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

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

      10.7(a) Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(a) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

      10.7(b) Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(b) to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

     *10.7(c) Power Purchase Agreement Novation dated November 8, 1999 by and among Encogen Hawaii, L.P., Hamakua Energy Partners and HELCO.

     *10.7(d) Guarantee Agreement dated November 8, 1999 between TECO Energy, Inc. and HELCO.

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

Exhibit no.                                  Description
-----------                                  -----------
      10.12 Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between BHP Petroleum Americas Refining Inc. and HECO, MECO and HELCO dated November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.12 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

      10.13 Contract of private carriage by and between HITI and HELCO dated December 4, 2000 (Exhibit 10.13 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

      10.14 Contract of private carriage by and between HITI and MECO dated December 4, 2000 (Exhibit 10.14 to HECO's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

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

      11 Computation of Earnings Per Share of Common Stock. See note on page 2 of HECO's Annual Report.

     *12.2 Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 83.

      13 Pages 1, 3 to 52 and 54 of HECO's Annual Report (with the exception of the data incorporated by reference in Part I, Part II, Part III and Part IV, no other data appearing in the 2001 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report) (HECO Exhibit 13.2 to HECO's Current Report on Form 8-K dated March 5, 2002, File No. 1-4955).

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

                                                                  HEI Exhibit 11

                       Hawaiian Electric Industries, Inc.
                   COMPUTATION OF EARNINGS PER SHARE
                           OF COMMON STOCK
            Years ended December 31, 2001, 2000, 1999, 1998 and 1997

(in thousands,
except per share amounts)                     2001           2000           1999            1998            1997
--------------------------------------------------------------------------------------------------------------------
Net income (loss)

Continuing operations............         $107,746      $109,336         $96,426         $97,262         $93,333
Discontinued operations..........          (24,041)      (63,592)            421         (12,451)         (6,891)
                                      ------------------------------------------------------------------------------

                                          $ 83,705      $ 45,744         $96,847         $84,811         $86,442
                                      ==============================================================================

Weighted-average number of
 common shares
 outstanding.....................           33,754        32,545          32,188          32,014          31,375
                                      ==============================================================================

Adjusted weighted-average
 number of common shares
 outstanding.....................           33,942        32,687          32,291          32,129          31,470
                                      ==============================================================================

Basic earnings (loss) per
 common share

Continuing operations............         $   3.19      $   3.36         $  3.00         $  3.04         $  2.98
Discontinued operations..........            (0.71)        (1.95)           0.01           (0.39)          (0.22)
                                      ------------------------------------------------------------------------------
                                          $   2.48      $   1.41         $  3.01         $  2.65         $  2.76
                                      ==============================================================================

Diluted earnings (loss) per
 common share

Continuing operations............         $   3.18      $   3.35         $  2.99         $  3.03         $  2.97
Discontinued operations..........            (0.71)        (1.95)           0.01           (0.39)          (0.22)
                                      ------------------------------------------------------------------------------

                                          $   2.47      $   1.40         $  3.00         $  2.64         $  2.75
                                      ==============================================================================

                                                  HEI Exhibit 12.1 (page 1 of 2)

                            Hawaiian Electric Industries, Inc.
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                  Years ended December 31, 2001, 2000, 1999, 1998 and 1997

                                                    2001                     2000                      1999
                                        ------------------------------------------------------------------------------
(dollars in thousands)                        /(1)/        /(2)/       /(1)/        /(2)/        /(1)/        /(2)/
----------------------------------------------------------------------------------------------------------------------
Fixed charges
Total interest charges /(3)/..........      $175,780     $292,311    $196,980     $316,172     $158,947     $279,285
Interest component of rentals.........         4,268        4,268       4,332        4,332        4,370        4,370
Pretax preferred stock dividend
  requirements of subsidiaries........         3,069        3,069       3,109        3,109        3,407        3,407
Preferred securities distributions of
  trust subsidiaries..................        16,035       16,035      16,035       16,035       16,025       16,025
                                        ------------------------------------------------------------------------------

Total fixed charges...................      $199,152     $315,683    $220,456     $339,648     $182,749     $303,087
                                        ==============================================================================

Earnings
Pretax income from continuing
  operations .........................      $165,903     $165,903    $170,495     $170,495     $155,129     $155,129
Fixed charges, as shown...............       199,152      315,683     220,456      339,648      182,749      303,087
Interest capitalized..................        (2,258)      (2,258)     (2,922)      (2,922)      (2,576)      (2,576)
                                        ------------------------------------------------------------------------------

Earnings available for fixed
  charges.............................      $362,797     $479,328    $388,029     $507,221     $335,302     $455,640
                                        ==============================================================================

Ratio of earnings to
  fixed charges  .....................          1.82         1.52        1.76         1.49         1.83         1.50
                                        ==============================================================================

/(1)/   Excluding interest on ASB deposits.

/(2)/   Including interest on ASB deposits.

/(3)/ Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI's consolidated statements of income.

                                                  HEI Exhibit 12.1 (page 2 of 2)

                       Hawaiian Electric Industries, Inc.
           COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
        Years ended December 31, 2001, 2000, 1999, 1998 and 1997--Continued

                                                            1998                         1997
                                                --------------------------------------------------------
(dollars in thousands)                               /(1)/         /(2)/          /(1)/          /(2)/
--------------------------------------------------------------------------------------------------------
Fixed charges
Total interest charges /(3)/...................    $144,911      $286,980       $137,458       $226,557
Interest component of rentals..................       3,559         3,559          2,973          2,973
Pretax preferred stock dividend
  requirements of subsidiaries.................       9,379         9,379         10,000         10,000
Preferred securities distributions of trust
  subsidiaries.................................      12,557        12,557         10,600         10,600
                                               ---------------------------------------------------------

Total fixed charges............................    $170,406      $312,475       $161,031       $250,130
                                               =========================================================

Earnings
Pretax income from
  continuing operations........................    $155,283      $155,283       $153,009       $153,009
Fixed charges, as shown........................     170,406       312,475        161,031        250,130
Interest capitalized...........................      (5,915)       (5,915)        (6,190)        (6,190)
                                               ---------------------------------------------------------

Earnings available for fixed charges...........    $319,774      $461,843       $307,850       $396,949
                                               =========================================================

Ratio of earnings to fixed charges.............        1.88          1.48           1.91           1.59
                                               =========================================================

/(1)/   Excluding interest on ASB deposits.

/(2)/   Including interest on ASB deposits.

/(3)/   Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI's consolidated statements of income.

                                                               HECO Exhibit 12.2

                         Hawaiian Electric Company, Inc.
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
               Years ended December 31, 2001, 2000, 1999, 1998 and 1997

(dollars in thousands)                                 2001        2000        1999        1998         1997
--------------------------------------------------------------------------------------------------------------
Fixed charges
Total interest charges..........................    $ 47,056    $ 49,062    $ 48,461    $ 47,921    $ 48,778
Interest component of rentals...................         728         696         784         730         757
Pretax preferred stock dividend requirements of
  subsidiaries..................................       1,433       1,438       1,479       4,081       4,150
Preferred securities distributions of trust
  subsidiaries..................................       7,675       7,675       7,665       4,197       3,052
                                                 -------------------------------------------------------------

Total fixed charges.............................    $ 56,892    $ 58,871    $ 58,389    $ 56,929    $ 56,737
                                                 =============================================================

Earnings
Income before preferred stock dividends of
  HECO..........................................    $ 89,380    $ 88,366    $ 76,400    $ 84,230    $ 81,849
Fixed charges, as shown.........................      56,892      58,871      58,389      56,929      56,737
Income taxes (see note below)...................      55,416      55,375      48,047      54,572      52,535
Allowance for borrowed funds used during
  construction..................................      (2,258)     (2,922)     (2,576)     (5,915)     (6,190)
                                                 -------------------------------------------------------------

Earnings available for fixed charges............    $199,430    $199,690    $180,260    $189,816    $184,931
                                                 =============================================================

Ratio of earnings to fixed charges..............        3.51        3.39        3.09        3.33        3.26
                                                 =============================================================

Note:
Income taxes is comprised of the following:
  Income tax expense relating to operating
    income from regulated activities............    $ 55,434    $ 55,213    $ 48,281    $ 54,719    $ 52,795
  Income tax expense (benefit) relating to
    results from nonregulated activities........         (18)        162        (234)       (147)       (260)
                                                 -------------------------------------------------------------

                                                    $ 55,416    $ 55,375    $ 48,047    $ 54,572    $ 52,535
                                                 =============================================================

                                                  HEI Exhibit 21.1 (Page 1 of 2)

                       Hawaiian Electric Industries, Inc.
                     SUBSIDIARIES OF THE REGISTRANT

The following is a list of all direct and indirect subsidiaries of the registrant as of March 13, 2002. The state/place of incorporation or organization is noted in parentheses and subsidiaries of intermediate parent companies are designated by indentations.

Hawaiian Electric Company, Inc. (Hawaii)
  Maui Electric Company, Limited (Hawaii)
  Hawaii Electric Light Company, Inc. (Hawaii)
  HECO Capital Trust I (Delaware)
  HECO Capital Trust II (Delaware)
HEI Diversified, Inc. (Hawaii)
  American Savings Bank, F.S.B. (federally chartered)
    American Savings Investment Services Corp. (Hawaii)
      Bishop Insurance Agency of Hawaii, Inc. (Hawaii)
    ASB Service Corporation (Hawaii)
    AdCommunications, Inc. (Hawaii)
    American Savings Mortgage Co., Inc. (Hawaii)
    ASB Realty Corporation (Hawaii)
Pacific Energy Conservation Services, Inc. (Hawaii)
HEI District Cooling, Inc. (Hawaii) (inactive)
ProVision Technologies, Inc. (Hawaii)
HEI Properties, Inc. (Hawaii)
HEI Leasing, Inc. (Hawaii)
Hycap Management, Inc. (Delaware)
  HEI Preferred Funding, LP (a limited partnership in which Hycap Management,
  Inc.
     is the sole general partner) (Delaware)
Hawaiian Electric Industries Capital Trust I (a business trust) (Delaware) Hawaiian Electric Industries Capital Trust II (a business trust) (Delaware) (inactive)
Hawaiian Electric Industries Capital Trust III (a business trust) (Delaware) (inactive)
The Old Oahu Tug Service, Inc. (Hawaii)

                                                  HEI Exhibit 21.1 (Page 2 of 2)

                       Hawaiian Electric Industries, Inc.
                         SUBSIDIARIES OF THE REGISTRANT
                                  (continued)

DISCONTINUED OPERATIONS:
HEI Power Corp. (Hawaii)
     HEI Power Corp. Saipan (Commonwealth of the Northern Mariana Islands)
     HEI Power Corp. International (Cayman Islands)
          HEIPC Cambodia Ventures (Cayman Islands)
          HEIPC Phnom Penh Power (Limited), LLC (Cayman Islands)
          HEI Power Corp. Philippines (Cayman Islands)
          HEIPC Philippine Ventures (Cayman Islands)
          HEIPC Philippine Development, LLC (Cayman Islands)
          Lake Mainit Power, LLC (Cayman Islands)
          HEIPC Bulacan I, LLC (Cayman Islands)
          HEIPC Bulacan II, LLC (Cayman Islands)
          HEI Power Corp. China (Republic of Mauritius)
               Dafeng Sanlian Cogeneration Co., Ltd. (People's Republic of
               China)
                   (76% owned by HEI Power Corp. China)
          HEI Power Corp. China II (Republic of Mauritius)
               United Power Pacific Company Limited (Republic of Mauritius)
                     Baotou Tianjiao Power Co., Ltd. (People's Republic of
                     China)
                        (75% owned by United Power Pacific Company Limited)
          HEI Power Corp. China III (Republic of Mauritius)
          HEI Power Corp. China IV (Republic of Mauritius)
      HEI Investments, Inc. (Hawaii) (activity of leverage leases included in continuing operations)
           HEIPC Philippines Holding Co. (Republic of the Philippines)
                     EPHE Philippines Energy Company, Inc. (Republic of the Philippines)
                        (50% owned by HEIPC Philippines Holding Co.)
                           East Asia Power Resources Corporation (Republic of the Philippines)
                              (approximately 91.7% owned by EPHE Philippines
                               Energy Company, Inc.)
                                  East Asia Diesel Power Corporation (Republic of the Philippines)
                                         Duracom Mobile Power Company (Republic
                                         of the Philippines)
                                              (40% owned by East Asia Diesel
                                              Power Corporation)
Malama Pacific Corp. (Hawaii)
     Malama Development Corp. (Hawaii)
     Malama Mohala Corp. (Hawaii)

                                                                HEI Exhibit 21.2

                         Hawaiian Electric Company, Inc.
                         SUBSIDIARIES OF THE REGISTRANT

The following is a list of all subsidiaries of the registrant as of March 13, 2002. The state/place of incorporation or organization is noted in parentheses.

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

                                                                  HEI Exhibit 23

[KPMG LLP letterhead]

                              Accountants' Consent
                              --------------------

The Board of Directors
Hawaiian Electric Industries, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 333-18809 and 333-56312 on Form S-3 and Registration Statement Nos. 33-65234, 333-05667 and 333-02103 on Form S-8 of Hawaiian Electric Industries, Inc., and Registration Statement Nos. 333-18809-01, 333-18809-02, 333-18809-03 and
333-18809-04 on Form S-3 of Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and HEI Preferred Funding, LP of our report dated January 23, 2002, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, which report is incorporated by reference in the 2001 annual report on Form 10-K of Hawaiian Electric Industries, Inc. We also consent to incorporation by reference of our report dated January 23, 2002 relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 2001 annual report on Form 10-K, which report is included in said Form 10-K.

Our reports refer to a change to the accounting method for derivative instruments and hedging activities.

/s/ KPMG LLP

Honolulu, Hawaii
March 19, 2002

                                                               HECO Exhibit 99.2

                        Hawaiian Electric Company, Inc.
                  RECONCILIATION OF ELECTRIC UTILITY OPERATING
                      INCOME PER HEI AND HECO CONSOLIDATED
                              STATEMENTS OF INCOME

                                                                                Years ended December 31,
                                                                         ----------------------------------------
(in thousands)                                                                  2001         2000         1999
-----------------------------------------------------------------------------------------------------------------

Operating income from regulated and nonregulated activities before income taxes (per HEI Consolidated Statements of
   Income)............................................................      $ 193,945     $ 193,091    $ 174,714

Deduct:
   Income taxes on regulated activities...............................        (55,434)      (55,213)     (48,281)
   Revenues from nonregulated activities..............................         (4,992)       (6,535)      (4,881)

Add:
   Expenses from nonregulated activities..............................          1,813         1,818        1,289
                                                                         -----------------------------------------

Operating income from regulated activities after income taxes
   (per HECO Consolidated Statements of Income).......................      $ 135,332     $ 133,161    $ 122,841
                                                                         ========================================

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.              HAWAIIAN ELECTRIC COMPANY, INC.
                            (Registrant)                           (Registrant)

By  /s/ Robert F. Mougeot                    By /s/ Richard A. von Gnechten
    ---------------------------------------  -----------------------------------
    Robert F. Mougeot                           Richard A. von Gnechten
    Financial Vice President, Treasurer and     Financial Vice President of HECO
       Chief Financial Officer of HEI
    (Principal Financial Officer of HEI)       (Principal Financial Officer of
                                                HECO)
Date:  March 19, 2002                        Date:  March 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 19, 2002. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named companies and any subsidiaries thereof.

Signature                            Title
---------------------------------    ---------------------------------------

/s/ Robert F. Clarke                 Chairman, President and Director of HEI
---------------------------------
Robert F. Clarke                     Chairman of the Board of Directors of HECO
                                     (Chief Executive Officer of HEI)

/s/ T. Michael May                   Director of HEI and HECO
---------------------------------
T. Michael May                       President and Director of HECO
                                     (Chief Executive Officer of HECO)

/s/ Robert F. Mougeot                Financial Vice President, Treasurer and
---------------------------------
Robert F. Mougeot                    Chief Financial Officer of HEI
                                     (Principal Financial Officer of HEI)

/s/ Curtis Y. Harada                 Controller of HEI
---------------------------------
Curtis Y. Harada                     (Principal Accounting Officer of HEI)

Signature                            Title
---------------------------------    -------------------------------------

/s/ Richard A. von Gnechten          Financial Vice President
---------------------------------    (Principal Financial Officer of HECO)
Richard A. von Gnechten

/s/ Ernest T. Shiraki                Controller of HECO
---------------------------------    (Principal Accounting Officer of HECO)
Ernest T. Shiraki

/s/ Don E. Carroll                   Director of HEI
---------------------------------
Don E. Carroll

/s/ Constance H. Lau                 Director of HEI
---------------------------------
Constance H. Lau

/s/ Victor Hao Li                    Director of HEI
---------------------------------
Victor Hao Li

/s/ Bill D. Mills                    Director of HEI
---------------------------------
Bill D. Mills

/s/ A. Maurice Myers                 Director of HEI
---------------------------------
A. Maurice Myers

Signature                            Title
-----------------------------------  ----------------------------------------

/s/ Diane J. Plotts                  Director of HEI and HECO
-----------------------------------
Diane J. Plotts

/s/ James K. Scott                   Director of HEI and HECO
-----------------------------------
James K. Scott

/s/ Oswald K. Stender                Director of HEI
-----------------------------------
Oswald K. Stender

/s/ Anne M. Takabuki                 Director of HECO
-----------------------------------
Anne M. Takabuki

/s/ Barry K. Taniguchi               Director of HECO
-----------------------------------
Barry K. Taniguchi

/s/ Kelvin H. Taketa                 Director of HEI
-----------------------------------
Kelvin H. Taketa

/s/ Jeffrey N. Watanabe              Director of HEI and HECO
-----------------------------------
Jeffrey N. Watanabe