Form 10-Q
period 2002-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2002-05-06
CIK 354707, 46207

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Class of Common Stock                                                         Outstanding May 1, 2002
--------------------------------------------------------------------------------------------------------------
Hawaiian Electric Industries, Inc. (Without Par Value).....                      36,150,730 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value).........           12,805,843 Shares (not publicly traded)

==============================================================================================================

               Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended March 31, 2002

                                      INDEX
                                                                                        Page No.
Glossary of terms ......................................................................      ii
Forward-looking statements .............................................................       v

                          PART I. FINANCIAL INFORMATION

Item  1.    Financial statements
            Hawaiian Electric Industries, Inc. and subsidiaries
            ---------------------------------------------------
            Consolidated balance sheets (unaudited) -
               March 31, 2002 and December 31, 2001 ....................................       1
            Consolidated statements of income (unaudited) -
               three months ended March 31, 2002 and 2001 ..............................       2
            Consolidated statements of changes in stockholders' equity (unaudited) -
               three months ended March 31, 2002 and 2001 ..............................       3
            Consolidated statements of cash flows (unaudited) -
               three months ended March 31, 2002 and 2001 ..............................       4
            Notes to consolidated financial statements (unaudited) .....................       5

            Hawaiian Electric Company, Inc. and subsidiaries
            ------------------------------------------------
            Consolidated balance sheets (unaudited) -
               March 31, 2002 and December 31, 2001 ....................................      13
            Consolidated statements of income (unaudited) -
               three months ended March 31, 2002 and 2001 ..............................      14
            Consolidated statements of retained earnings (unaudited) -
               three months ended March 31, 2002 and 2001 ..............................      14
            Consolidated statements of cash flows (unaudited) -
               three months ended March 31, 2002 and 2001 ..............................      15
            Notes to consolidated financial statements (unaudited) .....................      16

Item 2.     Management's discussion and analysis of financial condition
               and results of operations ...............................................      29

Item 3.     Quantitative and qualitative disclosures about market risk .................      39

                           PART II. OTHER INFORMATION

Item 1.     Legal proceedings ..........................................................      39
Item 4.     Submission of matters to a vote of security holders ........................      40
Item 5.     Other information ..........................................................      41
Item 6.     Exhibits and reports on Form 8-K ...........................................      43
Signatures .............................................................................      44

               Hawaiian Electric Industries, Inc. and subsidiaries
                Hawaiian Electric Company, Inc. and subsidiaries
                     Form 10-Q--Quarter ended March 31, 2002

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

PRPs        Potentially responsible parties

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

     Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:
    . the effects of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii housing market;
    .  the effects of weather and natural disasters;
    .  the effects of terrorist acts and the war on terrorism;
    .  the timing and extent of changes in interest rates;
    . the risks inherent in changes in the value of and market for securities available for sale;
    .  product demand and market acceptance risks;
    .  increasing competition in the electric utility and banking industries;
    .  capacity and supply constraints or difficulties;
    . fuel oil price changes and the continued availability to the electric utilities of their energy cost adjustment clauses;
    .  new technological developments;
    . federal, state and international governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI and its subsidiaries; decisions by the Hawaii Public Utilities Commission in rate cases and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions (such as with respect to environmental conditions, capital adequacy and business practices); and changes in taxation;
    . the effects of changes by securities rating agencies in the ratings of the securities of HEI and Hawaiian Electric Company, Inc. (HECO);
    .  the results of financing efforts;
    . the ultimate net proceeds from the disposition of assets and settlement of liabilities of discontinued or sold operations;
    . the ultimate outcome of tax positions taken, including with respect to discontinued operations;
    . the risks inherent in holding for sale financial instruments whose market values may change; and
    . other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission.
     Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
-----------------------------
Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

                                                                                   March 31,   December 31,
(in thousands)                                                                       2002         2001
-----------------------------------------------------------------------------------------------------------
Assets
------
Cash and equivalents .........................................................    $   211,034  $    450,827
Accounts receivable and unbilled revenues, net ...............................        154,271       164,124
Available-for-sale investment and mortgage/asset-backed securities ...........      1,848,613     1,613,710
Available-for-sale mortgage/asset-backed securities pledged for
    repurchase agreements ....................................................        883,534       756,749
Held-to-maturity investment securities .......................................         85,457        84,211
Loans receivable, net ........................................................      2,798,970     2,857,622
Property, plant and equipment, net of accumulated
    depreciation of $1,360,007 and $1,332,979 ................................      2,058,350     2,067,503
Regulatory assets ............................................................        109,642       111,376
Other ........................................................................        317,112       309,874
Goodwill and other intangibles. ..............................................        101,803       101,947
-----------------------------------------------------------------------------------------------------------
                                                                                  $ 8,568,786  $  8,517,943
===========================================================================================================
Liabilities and stockholders' equity
------------------------------------
Liabilities
Accounts payable .............................................................    $   125,275  $    119,850
Deposit liabilities ..........................................................      3,664,745     3,679,586
Securities sold under agreements to repurchase ...............................        706,212       683,180
Advances from Federal Home Loan Bank .........................................      1,094,752     1,032,752
Long-term debt ...............................................................      1,136,597     1,145,769
Deferred income taxes ........................................................        183,437       185,436
Contributions in aid of construction .........................................        212,605       213,557
Other ........................................................................        261,706       293,742
-----------------------------------------------------------------------------------------------------------
                                                                                    7,385,329     7,353,872
-----------------------------------------------------------------------------------------------------------
HEI- and HECO-obligated preferred securities of trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed
    and HECO and HECO-guaranteed subordinated debentures .....................        200,000       200,000
Preferred stock of subsidiaries - not subject to mandatory redemption ........         34,406        34,406
-----------------------------------------------------------------------------------------------------------
                                                                                      234,406       234,406
-----------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, no par value, authorized 10,000 shares; issued:  none .......              -             -
Common stock, no par value, authorized 100,000 shares; issued
    and outstanding: 36,063 shares and 35,600 shares .........................        805,604       787,374
Retained earnings ............................................................        152,535       147,837
Accumulated other comprehensive loss .........................................         (9,088)       (5,546)
-----------------------------------------------------------------------------------------------------------
                                                                                      949,051       929,665
-----------------------------------------------------------------------------------------------------------
                                                                                  $ 8,568,786  $  8,517,943
===========================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income (unaudited)


Three months ended March 31                                             2002            2001
-----------------------------------------------------------------------------------------------
(in thousands, except per share amounts and
   ratio of earnings to fixed charges)
Revenues
Electric utility. ..................................................  $ 278,331       $ 318,423
Bank ...............................................................     98,842         115,754
Other ..............................................................        263            (840)
-----------------------------------------------------------------------------------------------
                                                                        377,436         433,337
-----------------------------------------------------------------------------------------------
Expenses
Electric utility ...................................................    232,727         270,413
Bank ...............................................................     76,671          95,605
Other ..............................................................      4,169           2,385
-----------------------------------------------------------------------------------------------
                                                                        313,567         368,403
-----------------------------------------------------------------------------------------------
Operating income (loss)
Electric utility ...................................................     45,604          48,010
Bank ...............................................................     22,171          20,149
Other ..............................................................     (3,906)         (3,225)
-----------------------------------------------------------------------------------------------
                                                                         63,869          64,934
-----------------------------------------------------------------------------------------------
Interest expense--other than bank ..................................    (18,527)        (19,585)
Allowance for borrowed funds used during construction ..............        355             676
Preferred stock dividends of subsidiaries ..........................       (501)           (502)
Preferred securities distributions of trust subsidiaries ...........     (4,009)         (4,009)
Allowance for equity funds used during construction ................        773           1,265
-----------------------------------------------------------------------------------------------
Income from continuing operations before income taxes ..............     41,960          42,779
Income taxes .......................................................     15,041          15,015
-----------------------------------------------------------------------------------------------
Income from continuing operations ..................................     26,919          27,764
-----------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes
     Loss from operations ..........................................          -             (19)
     Net loss on disposals .........................................          -               -
-----------------------------------------------------------------------------------------------
Loss from discontinued operations ..................................          -             (19)
-----------------------------------------------------------------------------------------------
Net income .........................................................     26,919          27,745
===============================================================================================
Basic earnings per common share
     Continuing operations .........................................  $    0.75       $    0.84
     Discontinued operations .......................................          -               -
-----------------------------------------------------------------------------------------------
                                                                      $    0.75       $    0.84
===============================================================================================
Diluted earnings per common share
     Continuing operations .........................................  $    0.75       $    0.83
     Discontinued operations .......................................          -               -
-----------------------------------------------------------------------------------------------
                                                                      $    0.75       $    0.83
===============================================================================================
Dividends per common share. ........................................  $    0.62       $    0.62
===============================================================================================
Weighted-average number of common shares outstanding ...............     35,818          33,159
     Dilutive effect of stock options and dividend equivalents .....        196             153
-----------------------------------------------------------------------------------------------
Adjusted weighted-average shares ...................................     36,014          33,312
===============================================================================================

Ratio of earnings to fixed charges (SEC method)
     Excluding interest on ASB deposits ............................       1.98            1.78
===============================================================================================
     Including interest on ASB deposits ............................       1.67            1.49
===============================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of changes in stockholders' equity  (unaudited)

                                                                                               Accumulated
                                                                                                  other
                                                            Common stock          Retained     comprehensive
                                                      -----------------------
(in thousands)                                         Shares         Amount      earnings     income (loss)     Total
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 .......................     35,600      $ 787,374      $ 147,837    $  (5,546)      $ 929,665
Comprehensive income:
   Net income ....................................          -              -         26,919            -          26,919
   Net unrealized losses on securities:
      Net unrealized losses arising during
         the period, net of tax benefits
         of $648 .................................          -              -              -       (3,902)         (3,902)
      Add: reclassification adjustment for net
         losses included in net income, net of
         tax benefits of $248 ....................          -              -              -          360             360
------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss) ......................          -              -         26,919       (3,542)         23,377
------------------------------------------------------------------------------------------------------------------------
Issuance of common stock .........................        463         18,230              -            -          18,230
Common stock dividends ($0.62 per share) .........          -              -        (22,221)           -         (22,221)
------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002 ..........................     36,063      $ 805,604      $ 152,535    $  (9,088)      $ 949,051
========================================================================================================================
Balance, December 31, 2000 .......................     32,991      $ 691,925      $ 147,324    $    (190)      $ 839,059
Comprehensive income:
   Net income ....................................          -              -         27,745            -          27,745
   Net unrealized losses on securities:
      Cumulative effect of the adoption of
         SFAS No. 133, net of tax benefits
         of $460 .................................          -              -              -         (559)           (559)
      Net unrealized losses arising during
         the period, net of tax benefits
         of $7,473 ...............................          -              -              -      (13,659)        (13,659)
   Minimum pension liability adjustment,
      net of tax benefits of $30 .................          -              -              -          (48)            (48)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss) ......................          -              -         27,745      (14,266)         13,479
------------------------------------------------------------------------------------------------------------------------
Issuance of common stock .........................        379         13,196              -            -          13,196
Common stock dividends ($0.62 per share) .........          -              -        (20,539)           -         (20,539)
------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001 ..........................     33,370      $ 705,121      $ 154,530    $ (14,456)      $ 845,195
========================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

Three months ended March 31                                                                            2002          2001
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities
Income from continuing operations ....................................................              $  26,919      $  27,764
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
      Depreciation of property, plant and equipment ..................................                 28,790         27,015
      Other amortization .............................................................                  5,729          3,862
      Provision for loan losses ......................................................                  3,500          3,000
      Deferred income taxes ..........................................................                 (1,598)           212
      Allowance for equity funds used during construction ............................                   (773)        (1,265)
      Changes in assets and liabilities
            Decrease in accounts receivable and unbilled revenues, net ...............                  9,853         26,214
            Increase in accounts payable .............................................                  5,425            309
            Changes in other assets and liabilities ..................................                (30,736)       (30,477)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities ............................................                 47,109         56,634
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from sale of investment securities ..........................................                      -         12,157
Available-for-sale mortgage/asset-backed securities purchased ........................               (740,813)      (189,706)
Principal repayments on available-for-sale mortgage/asset-backed securities ..........                349,988         82,132
Proceeds from sale of mortgage/asset-backed securities ...............................                 17,286         23,713
Loans receivable originated and purchased ............................................               (259,780)      (177,139)
Principal repayments on loans receivable .............................................                214,875        135,017
Proceeds from sale of loans ..........................................................                 98,124         35,124
Capital expenditures .................................................................                (21,064)       (26,161)
Other ................................................................................                  3,648          4,785
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities ................................................               (337,736)      (100,078)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net increase (decrease) in deposit liabilities .......................................                (14,841)        52,488
Net increase in short-term borrowings with original maturities of three
months or less .......................................................................                      -         57,066
Repayment of other short-term borrowings .............................................                      -         (3,000)
Net increase in retail repurchase agreements .........................................                  4,405             35
Proceeds from securities sold under agreements to repurchase .........................                518,000        296,132
Repayments of securities sold under agreements to repurchase .........................               (496,650)      (283,232)
Proceeds from advances from Federal Home Loan Bank ...................................                100,000          7,000
Principal payments on advances from Federal Home Loan Bank ...........................                (38,000)       (52,000)
Proceeds from issuance of long-term debt .............................................                  3,277          9,595
Repayment of long-term debt ..........................................................                (12,500)       (35,000)
Preferred securities distributions of trust subsidiaries .............................                 (4,009)        (4,009)
Net proceeds from issuance of common stock ...........................................                 14,148          8,936
Common stock dividends ...............................................................                (18,139)       (16,517)
Other ................................................................................                 (6,189)       (10,732)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities ............................................                 49,502         26,762
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) discontinued operations ...............................                  1,332           (378)
-----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents .................................................               (239,793)       (17,060)
Cash and equivalents, beginning of period ............................................                450,827        212,783
-----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period ..................................................              $ 211,034      $ 195,723
=============================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
--------------------------------------------------------------------------------

(1) Basis of presentation
-------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI's Annual Report on SEC Form 10-K for the year ended December 31, 2001.

In the opinion of HEI's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company's financial position as of March 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to the prior period's consolidated financial statements to conform to the 2002 presentation.

(2)  Segment financial information
----------------------------------

Segment financial information was as follows:

                                                              Electric
(in thousands)                                                 Utility       Bank          Other        Total
---------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2002
Revenues from external customers ........................  $   278,330    $   98,842    $      264  $   377,436
Intersegment revenues (eliminations) ....................            1             -            (1)           -
---------------------------------------------------------------------------------------------------------------
     Revenues ...........................................      278,331        98,842           263      377,436
===============================================================================================================
Profit (loss)* ..........................................       33,228        20,773       (12,041)      41,960
Income taxes (benefit) ..................................       12,869         7,422        (5,250)      15,041
---------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations ...........       20,359        13,351        (6,791)      26,919
===============================================================================================================
Assets (at March 31, 2002, including net assets of
     discontinued operations) ...........................    2,373,495     6,072,538       122,753    8,568,786
===============================================================================================================

Three months ended March 31, 2001
Revenues from external customers ........................  $   318,421    $  115,754    $     (838) $   433,337
Intersegment revenues (eliminations) ....................            2             -            (2)           -
---------------------------------------------------------------------------------------------------------------
     Revenues ...........................................      318,423       115,754          (840)     433,337
===============================================================================================================
Profit (loss)* ..........................................       35,001        18,737       (10,959)      42,779
Income taxes (benefit) ..................................       13,576         6,862        (5,423)      15,015
---------------------------------------------------------------------------------------------------------------
     Income (loss) from continuing operations ...........       21,425        11,875        (5,536)      27,764
===============================================================================================================
Assets (at March 31, 2001, including net assets of
     discontinued operations) ...........................    2,366,829     6,010,289       154,904    8,532,022
===============================================================================================================

* Income (loss) from continuing operations before income taxes.

Revenues attributed to foreign countries and long-lived assets located in foreign countries as of the dates and for the periods identified above were not material.

(3)  Electric utility subsidiary
--------------------------------

For HECO's consolidated financial information, including its commitments and contingencies, see pages 13 through 28.

(4)  Bank subsidiary
--------------------

Selected financial information

American Savings Bank, F.S.B. and subsidiaries
Consolidated balance sheet data

                                                               March 31,       December 31,
(in thousands)                                                   2002             2001
-------------------------------------------------------------------------------------------
Assets
Cash and equivalents ......................................   $  177,639       $   425,595
Available-for-sale mortgage/asset-backed securities .......    1,835,533         1,598,100
Available-for-sale mortgage/asset-backed securities
     pledged for repurchase agreements ....................      883,534           756,749
Held-to-maturity investment securities ....................       85,457            84,211
Loans receivable, net .....................................    2,798,970         2,857,622
Other .....................................................      189,602           187,224
Goodwill and other intangibles ............................      101,803           101,947
------------------------------------------------------------------------------------------
                                                              $6,072,538       $ 6,011,448
==========================================================================================
Liabilities and equity
Deposit liabilities .......................................   $3,664,745       $ 3,679,586
Securities sold under agreements to repurchase ............      706,212           683,180
Advances from Federal Home Loan Bank ......................    1,094,752         1,032,752
Other .....................................................      120,746           130,494
------------------------------------------------------------------------------------------
                                                               5,586,455         5,526,012
Minority interests and preferred stock of subsidiary ......        3,454             3,409
Preferred stock ...........................................       75,000            75,000

Common stock ..............................................      243,029           242,786
Retained earnings .........................................      171,226           165,564
Accumulated other comprehensive loss ......................       (6,626)           (1,323)
------------------------------------------------------------------------------------------
                                                                 407,629           407,027
------------------------------------------------------------------------------------------
                                                              $6,072,538       $ 6,011,448
==========================================================================================

American Savings Bank, F.S.B. and subsidiaries
Consolidated income statement data

Three months ended March 31                               2002           2001
-------------------------------------------------------------------------------
(in thousands)

Interest income ....................................    $ 85,654       $107,601
Interest expense ...................................      38,116         60,500
-------------------------------------------------------------------------------
Net interest income ................................      47,538         47,101
Provision for loan losses ..........................      (3,500)        (3,000)
Other income .......................................      13,188          8,153
Operating, administrative and general expenses .....     (35,055)       (32,105)
-------------------------------------------------------------------------------
Operating income ...................................      22,171         20,149
Minority interests .................................          45             59
Income taxes .......................................       7,422          6,862
-------------------------------------------------------------------------------
Income before preferred stock dividends ............      14,704         13,228
Preferred stock dividends ..........................       1,353          1,353
-------------------------------------------------------------------------------
Net income .........................................    $ 13,351       $ 11,875
===============================================================================

Disposition of certain debt securities

In June 2000, the Office of Thrift Supervision (OTS) advised American Savings Bank, F.S.B. (ASB) that four series of trust certificates, in the original aggregate principal amount of $114 million, were impermissible investments under regulations applicable to federal savings banks and subsequently directed that ASB dispose of the securities. The original trust certificates were purchased through two brokers and represented (i) the right to receive the principal amount of the trust certificates at maturity from an Aaa-rated swap counterparty (principal swap) and (ii) the right to receive the cash flow received on subordinated notes (income class notes). ASB recognized interest income on these securities on a cash basis. In 2000, ASB reclassified these trust certificates from held-to-maturity status to available-for-sale status in its financial statements and recognized a $3.8 million net loss on the writedown of these securities to their then-current estimated fair value. In the first six months of 2001, ASB recognized an additional $4.0 million net loss on the writedown of three series of these trust certificates to their then-current estimated fair value. In April 2001, ASB sold one issue of trust certificates, which had an original principal balance of approximately $30 million, for an amount approximating the original purchase price.

After demanding that the broker through whom the other three issues of trust certificates were purchased buy them back from ASB or rescind the transaction, ASB filed a lawsuit against the broker seeking rescission or other remedies, including recovery of any losses ASB may incur as a result of its purchase and ownership of these trust certificates.

To bring ASB into compliance with the OTS direction, ASB directed the trustees to terminate the principal swaps on the three issues. The related income class notes were sold by the swap counterparty to HEI. In May 2001, HEI purchased two series of the income class notes for approximately $21 million and, in July 2001, HEI purchased the third series of income class notes for approximately $7 million. Due to the uncertainty of future cash flows, HEI is accounting for the income class notes under the cost recovery method of accounting. In the second half of 2001 and the first quarter of 2002, HEI recognized a $5.6 million and a $0.6 million, respectively, net loss on the writedown of the three income class notes to their then-current estimated fair value based upon an independent third party valuation that is updated quarterly. As of March 31, 2002, the fair value and carrying value of the three income class notes were $13.1 million. HEI could incur additional losses from the ultimate disposition of these income class notes from further "other-than-temporary" declines in their fair value. ASB has agreed to indemnify HEI against such losses, but the indemnity obligation is payable solely out of any recoveries achieved in the litigation against the broker who sold the related trust certificates to ASB. In 2002, the broker filed a counterclaim alleging misrepresentation and fraud among other allegations. The ultimate outcome of the litigation against the broker cannot be determined at this time.

ASB Realty Corporation

In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced HEIDI's and ASB's state income taxes by $1.0 million for the three months ended March 31, 2002 and $12.3 million for prior years. Although a State of Hawaii Department of Taxation tax auditor has challenged ASB's position that it is entitled to a dividends received deduction on dividends paid to it by ASB Realty Corporation, ASB believes that its tax position is proper.

(5)  Discontinued operations
----------------------------

HEI Power Corp. (HEIPC)

On October 23, 2001, the HEI Board of Directors adopted a formal plan to exit the international power business (engaged in by HEIPC and its subsidiaries, the HEIPC Group) over the next year. HEIPC management has commenced a program to dispose of all of the HEIPC Group's remaining projects and investments. Accordingly, the HEIPC Group has been reported as a discontinued operation in the Company's consolidated statements of income.

Guam project
------------

In September 1996, HEI Power Corp. Guam (HPG), entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority, pursuant to which HPG repaired and operated two oil-fired 25 megawatt (MW) (net) units in Tanguisson, Guam. In November 2001, HEI sold HPG for a nominal gain.

China project
-------------

In 1998 and 1999, the HEIPC Group acquired what is now a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd. (Tianjiao), formed to construct, own and operate a 200 MW (net) coal-fired power plant to be located in Inner Mongolia. The power plant was intended to be built "inside the fence" for Baotou Iron & Steel (Group) Co., Ltd. The project received approval from both the national and Inner Mongolia governments. However, the Inner Mongolia Power Company (IMPC), which owns and operates the electricity grid in Inner Mongolia, caused a delay of the project by failing to enter into a satisfactory interconnection arrangement with the joint venture. The IMPC was seeking to limit the joint venture's load, which is inconsistent with the terms of the project approvals and the power purchase contract. Upon appeal to the Inner Mongolia government, the Inner Mongolia Economic and Trade Committee (the regulator of the electric utility industry) refused to enforce the HEIPC Group's rights associated with the approved project. The HEIPC Group has determined that a satisfactory interconnection arrangement cannot be obtained and intends to withdraw from the project. (An indirect subsidiary of HEIPC has a conditional, nonrecourse commitment to invest an additional investment in Tianjiao, but it is HEIPC's position that the conditions to this commitment have not been satisfied and no further investment will be made.) In the third quarter of 2001, the HEIPC Group wrote off its remaining investment of approximately $24 million in the project. The HEIPC Group is pursuing and evaluating remedies to recover the costs incurred in connection with the joint venture interest; however, there can be no assurance that any amounts will be recovered.

Philippines investments
-----------------------

In March 2000, the HEIPC Group acquired a 50% interest in EPHE Philippines Energy Company, Inc. (EPHE), an indirect subsidiary of El Paso Corporation, for $87.5 million. EPHE then owned approximately 91.7% of the common shares of East Asia Power Resources Corporation (EAPRC), a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu through its subsidiaries. Due to the equity losses of $24.1 million incurred in 2000 from the investment in EPHE and the changes in the political and economic conditions related to the investment (primarily devaluation of the Philippine peso and increase in fuel oil prices), management determined that the investment in EAPRC was impaired and, on December 31, 2000, wrote off the remaining $65.7 million investment in EAPRC. On December 31, 2000, the Company also accrued a potential payment obligation under an HEI guaranty of $10 million of EAPRC loans. In the first quarter of 2001, HEI was partially released from the guaranty obligation and the Company reversed $1.5 million ($0.9 million, net of income taxes) of the $10 million accrued on December 31, 2000. The remaining guaranty obligation amounts to $8.5 million.

In December 1998, the HEIPC Group invested $7.6 million to acquire convertible preferred shares in Cagayan Electric Power & Light Co., Inc. (CEPALCO), an electric distribution company in the Philippines. In September 1999, the HEIPC Group also acquired 5% of the outstanding CEPALCO common stock for $2.1 million. In July 2001, the preferred shares were converted to common stock. The HEIPC Group currently owns approximately 22% of the outstanding common stock of CEPALCO. This investment is classified as available for sale. The HEIPC Group recognized an impairment loss of approximately $2.7 million in the third quarter of 2001 to adjust this investment to its estimated net realizable value.

For the three months ended March 31, 2001, the HEIPC Group had revenues from operations of $1.5 million, operating income of $0.8 million, interest expense of $0.4 million and income taxes of $0.4 million. As of March 31, 2002, the remaining net assets of the discontinued international power operations, after the writeoffs and writedowns described above, amounted to $7 million (included in "Other" assets) and consisted primarily of the investment in CEPALCO and deferred taxes receivable, reduced by a reserve for losses from operations during the phase-out period and a $10 million guaranty obligation (subsequently reduced to $8.5 million). The amounts that HEIPC will ultimately realize from the disposition or sale of the international power assets could differ materially from the recorded amounts. No assurance can be given that additional reserves for losses from operations during the phase-out period will not be required.

(6)  Cash flows
---------------

Supplemental disclosures of cash flow information

For the three months ended March 31, 2002 and 2001, the Company paid interest amounting to $43.2 million and $64.8 million, respectively.

For the three months ended March 31, 2002 and 2001, the Company paid income taxes amounting to $2.4 million and $13.2 million, respectively.

Supplemental disclosures of noncash activities

Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $4.1 million and $4.0 million for the three months ended March 31, 2002 and 2001, respectively.

(7)  Recent accounting pronouncement
------------------------------------

Asset retirement obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The discounted liability would be accreted at the end of each period through charges to operating expense. If the obligation were settled for other than the carrying amount of the liability, the Company would recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003, but management has not yet determined the impact, if any, of adoption.

(8)  Commitments and contingencies
----------------------------------

See note (4), "Bank subsidiary," and note (5), "Discontinued operations," above and note (3), "Commitments and contingencies," in HECO's "Notes to consolidated financial statements."

(9)  Goodwill and other intangibles
-----------------------------------

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

Goodwill

The Company's $83.2 million of goodwill is in the bank segment and was tested for impairment as of January 1, 2002 and will be tested for impairment annually in the third quarter. As of January 1, 2002, there was no impairment of goodwill. The fair value of the bank was estimated using a valuation method based on a market approach, which takes into consideration market values of comparable publicly traded companies and recent transactions of companies in the industry.

Application of the provisions of SFAS No. 142 has affected the comparability of current period results of operations with prior periods because the goodwill in the bank segment is no longer being amortized over a 25 year period. Thus, the following "transitional" disclosures present net income and earnings per common share "adjusted" in 2001 as shown below:

Three months ended March 31                                2002        2001
--------------------------------------------------------------------------------
(in thousands, except per share amounts)

Consolidated
Reported net income ................................     $ 26,919    $ 27,745
Add back: goodwill amortization ....................            -         954
--------------------------------------------------------------------------------
Adjusted net income ................................     $ 26,919    $ 28,699
================================================================================
Basic earnings per common share
     Reported net income ...........................     $   0.75    $   0.84
     Goodwill amortization .........................            -        0.03
--------------------------------------------------------------------------------
     Adjusted net income ...........................     $   0.75    $   0.87
================================================================================
Diluted earnings per common share
     Reported net income ...........................     $   0.75    $   0.83
     Goodwill amortization .........................            -        0.03
--------------------------------------------------------------------------------
     Adjusted net income ...........................     $   0.75    $   0.86
================================================================================


Bank
Reported net income ................................     $ 13,351    $ 11,875
Add back: goodwill amortization ....................            -         954
--------------------------------------------------------------------------------
Adjusted net income ................................     $ 13,351    $ 12,829
================================================================================

Amortized intangible assets


                                            March 31, 2002                 December 31, 2001
----------------------------------------------------------------------------------------------------
                                  Gross carrying     Accumulated    Gross carrying     Accumulated
(in thousands)                        amount        amortization        amount        amortization
----------------------------------------------------------------------------------------------------
Core deposits ...................  $  26,520          $ 16,687          $  26,520       $ 16,254
Mortgage servicing rights .......     11,677             2,907             11,025          2,544
----------------------------------------------------------------------------------------------------
                                   $  38,197          $ 19,594          $  37,545       $ 18,798
====================================================================================================

Three months ended March 31                                                2002            2001
----------------------------------------------------------------------------------------------------
(in thousands)
Aggregate amortization expense ......................                   $     796       $    577
====================================================================================================

The estimated aggregate amortization expense for 2002, 2003, 2004, 2005 and 2006 is $2.9 million, $3.1 million, $2.9 million, $2.7 million and $2.6 million, respectively.

During the three month period ended March 31, 2002, mortgage servicing rights acquired were not significant.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)


                                                                                          March 31,     December 31,
(in thousands, except par value)                                                            2002            2001
--------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land ..............................................................................  $     29,715    $    31,689
   Plant and equipment ...............................................................     3,101,570      3,068,254
   Less accumulated depreciation .....................................................    (1,291,023)    (1,266,332)
   Plant acquisition adjustment, net .................................................           341            354
   Construction in progress ..........................................................       157,052        170,558
-------------------------------------------------------------------------------------------------------------------
         Net utility plant ...........................................................     1,997,655      2,004,523
-------------------------------------------------------------------------------------------------------------------
Current assets
   Cash and equivalents ..............................................................           300          1,858
   Customer accounts receivable, net .................................................        73,125         81,872
   Accrued unbilled revenues, net ....................................................        50,977         52,623
   Other accounts receivable, net ....................................................         2,424          2,652
   Fuel oil stock, at average cost ...................................................        25,564         24,440
   Materials and supplies, at average cost ...........................................        20,803         19,702
   Prepayments and other .............................................................        57,966         53,744
-------------------------------------------------------------------------------------------------------------------
         Total current assets ........................................................       231,159        236,891
-------------------------------------------------------------------------------------------------------------------
Other assets
   Regulatory assets .................................................................       109,642        111,376
   Other .............................................................................        35,039         36,948
-------------------------------------------------------------------------------------------------------------------
         Total other assets ..........................................................       144,681        148,324
-------------------------------------------------------------------------------------------------------------------
                                                                                        $  2,373,495    $ 2,389,738
===================================================================================================================
Capitalization and liabilities
Capitalization
   Common stock, $6 2/3 par value, authorized
      50,000 shares; outstanding 12,806 shares .......................................  $     85,387    $    85,387
   Premium on capital stock ..........................................................       295,839        295,806
   Retained earnings .................................................................       507,087        495,961
-------------------------------------------------------------------------------------------------------------------
         Common stock equity .........................................................       888,313        877,154
   Cumulative preferred stock - not subject to mandatory redemption ..................        34,293         34,293
   HECO-obligated mandatorily redeemable trust preferred securities of subsidiary
      trusts holding solely HECO and HECO-guaranteed debentures ......................       100,000        100,000
   Long-term debt ....................................................................       674,002        670,674
-------------------------------------------------------------------------------------------------------------------
         Total capitalization ........................................................     1,696,608      1,682,121
-------------------------------------------------------------------------------------------------------------------
Current liabilities
   Long-term debt due within one year ................................................         9,595         14,595
   Short-term borrowings-affiliate ...................................................        47,826         48,297
   Accounts payable ..................................................................        52,653         53,966
   Interest and preferred dividends payable ..........................................        16,995         11,765
   Taxes accrued .....................................................................        64,654         86,058
   Other .............................................................................        24,284         29,799
-------------------------------------------------------------------------------------------------------------------
         Total current liabilities ...................................................       216,007        244,480
-------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
   Deferred income taxes .............................................................       145,930        145,608
   Unamortized tax credits ...........................................................        48,816         48,512
   Other .............................................................................        53,529         55,460
-------------------------------------------------------------------------------------------------------------------
         Total deferred credits and other liabilities ................................       248,275        249,580
-------------------------------------------------------------------------------------------------------------------
Contributions in aid of construction .................................................       212,605        213,557
-------------------------------------------------------------------------------------------------------------------
                                                                                        $  2,373,495    $ 2,389,738
===================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

Three months ended March 31                                                                     2002                2001
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except for ratio of earnings to fixed charges)
Operating revenues .....................................................................     $ 277,333           $ 317,293
----------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil ...............................................................................        59,235              88,245
Purchased power ........................................................................        77,101              81,916
Other operation ........................................................................        29,223              29,774
Maintenance ............................................................................        14,012              15,197
Depreciation ...........................................................................        26,360              24,609
Taxes, other than income taxes .........................................................        26,690              30,491
Income taxes ...........................................................................        12,791              13,604
----------------------------------------------------------------------------------------------------------------------------
                                                                                               245,412             283,836
----------------------------------------------------------------------------------------------------------------------------
Operating income .......................................................................        31,921              33,457
----------------------------------------------------------------------------------------------------------------------------

Other income
Allowance for equity funds used during construction ....................................           773               1,265
Other, net .............................................................................           815                 977
----------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,588               2,242
----------------------------------------------------------------------------------------------------------------------------
Income before interest and other charges ...............................................        33,509              35,699
----------------------------------------------------------------------------------------------------------------------------

Interest and other charges
Interest on long-term debt .............................................................        10,136               9,929
Amortization of net bond premium and expense ...........................................           500                 530
Other interest charges .................................................................           451               2,073
Allowance for borrowed funds used during construction ..................................          (355)               (676)
Preferred stock dividends of subsidiaries ..............................................           229                 229
Preferred securities distributions of trust subsidiaries ...............................         1,919               1,919
----------------------------------------------------------------------------------------------------------------------------
                                                                                                12,880              14,004
----------------------------------------------------------------------------------------------------------------------------
Income before preferred stock dividends of HECO ........................................        20,629              21,695
Preferred stock dividends of HECO ......................................................           270                 270
----------------------------------------------------------------------------------------------------------------------------
Net income for common stock ............................................................     $  20,359           $  21,425
============================================================================================================================
Ratio of earnings to fixed charges (SEC method) ........................................          3.45                3.29
============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

Three months ended March 31                                                                     2002                2001
----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Retained earnings, beginning of period .................................................     $ 495,961           $ 443,970
Net income for common stock ............................................................        20,359              21,425
Common stock dividends .................................................................        (9,233)                  -
----------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period .......................................................     $ 507,087           $ 465,395
============================================================================================================================

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

Three months ended March 31                                                                  2002                2001
----------------------------------------------------------------------------------------------------------------------------
(in thousands)
Cash flows from operating activities

Income before preferred stock dividends of HECO .............................                $  20,629           $  21,695
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
      Depreciation of property, plant and equipment .........................                   26,360              24,609
      Other amortization ....................................................                    3,063               3,206
      Deferred income taxes .................................................                      322               1,341
      Tax credits, net ......................................................                      695                 267
      Allowance for equity funds used during construction ...................                     (773)             (1,265)
      Changes in assets and liabilities
           Decrease in accounts receivable  .................................                    8,975              16,751
           Decrease in accrued unbilled revenues ............................                    1,646               9,129
           Decrease (increase) in fuel oil stock ............................                   (1,124)              1,312
           Increase in materials and supplies ...............................                   (1,101)             (1,946)
           Increase in regulatory assets ....................................                     (446)               (695)
           Decrease in accounts payable .....................................                   (1,313)            (21,889)
           Changes in other assets and liabilities ..........................                  (20,071)            (16,571)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities ...................................                   36,862              35,944
----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures ........................................................                  (20,893)            (24,485)
Contributions in aid of construction ........................................                    1,800               1,803
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities .......................................                  (19,093)            (22,682)
----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Common stock dividends ......................................................                   (9,233)                  -
Preferred stock dividends ...................................................                     (270)               (270)
Preferred securities distributions of trust subsidiaries ....................                   (1,919)             (1,919)
Proceeds from issuance of long-term debt ....................................                    3,277               9,595
Repayment of long-term debt .................................................                   (5,000)                  -
Net decrease in short-term borrowings from nonaffiliates and affiliate
   with original maturities of three months or less .........................                     (471)            (11,333)
Repayment of other short-term borrowings ....................................                        -              (3,000)
Other .......................................................................                   (5,711)             (7,450)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities .......................................                  (19,327)            (14,377)
----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents ........................................                   (1,558)             (1,115)
Cash and equivalents, beginning of period ...................................                    1,858               1,534
----------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period .........................................                $     300           $     419
============================================================================================================================

See accompanying "Notes to consolidated financial statements."

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

(1)  Basis of presentation
--------------------------

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO's Annual Report on SEC Form 10-K for the year ended December 31, 2001.

In the opinion of HECO's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of March 31, 2002 and December 31, 2001, and the results of their operations and cash flows for the three months ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to the prior period's consolidated financial statements to conform to the 2002 presentation.

(2)  Cash flows
---------------

Supplemental disclosures of cash flow information

For the three months ended March 31, 2002 and 2001, HECO and its subsidiaries paid interest amounting to $5.4 million and $5.5 million, respectively.

For the three months ended March 31, 2002 and 2001, HECO and its subsidiaries paid income taxes amounting to $6.8 million and $3.4 million, respectively.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $0.8 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively.

(3)  Commitments and contingencies
----------------------------------

HELCO power situation

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

As of April 29, 2002, following the favorable decisions described below, HELCO is proceeding with construction.

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

The Circuit Court's final judgment provided that HELCO must comply with the conditions in its application and with the standard land use conditions insofar as those conditions were not inconsistent with HELCO's default entitlement. There have been numerous proceedings before the Circuit Court and the BLNR in which certain parties (a) have sought determinations of what conditions apply to HELCO's default entitlement, (b) have claimed that HELCO has not complied with applicable land use conditions and that its default entitlement should thus be forfeited, (c) have claimed that HELCO will not be able to operate the proposed plant without violating applicable land use conditions and provisions of Hawaii's Air Pollution Control Act and Noise Pollution Act and (d) have sought orders enjoining any further construction at the Keahole site. There has not been a final resolution of these claims.

Some of the more significant developments to date include the three rulings and subsequent developments described here. First, based on a change by the DOH in its interpretation of the noise rules it promulgated under the Hawaii Noise Pollution Act, the Circuit Court ruled that a stricter noise standard than the previously applied standard applies to HELCO's plant, but left enforcement of the ruling to the DOH. The DOH has not taken any formal enforcement action. If and when the DOH actually enforces the stricter standards, HELCO may, among other things, assert that the noise regulations, as applied to it at Keahole, are unconstitutional. Meanwhile, while not waiving possible claims or defenses that it might have against the DOH, HELCO has installed noise mitigation measures on the existing units at Keahole and is exploring possible noise mitigation measures, which can be implemented, if necessary, for CT-4 and CT-5.

Second, in September 2000, the Circuit Court orally ruled that, absent a legal or equitable extension properly authorized by the BLNR, the three-year construction period in the standard land use conditions of the Department of Land and Natural Resources of the State of Hawaii (DLNR) expired in April 1999. In October 2000, HELCO filed with the BLNR a request for extension of the construction deadline and, in January 2001, the BLNR sent the request to a contested case hearing, which was held in September 2001. The BLNR, by Order dated March 25, 2002, granted HELCO an extension through December 31, 2003. The extension is subject to a number of conditions, including, but not limited to,
HELCO: complying with all applicable laws and with all conditions applicable to the default entitlement, including the 15 standard land use conditions (except where deviations are approved by the BLNR), and to each Conservation District Use Permit and amendment previously awarded to HELCO for this site; agreeing to indemnify and hold the State harmless from claims arising out of any act or omission of HELCO relating to the "permit"; proceeding with construction in accordance with construction plans to be submitted to and signed by the chairperson of the BLNR; obtaining approval of the DOH and the Board of Water Supply for any potable water supply or sanitation facilities; complying with HELCO's representations relative to mitigation, as set forth in the accepted environmental impact statement; minimizing or eliminating any interference, nuisance or harm which may be caused by this land use; filing, within 90 days of the Order, an application for boundary amendment with the State Land Use Commission to remove the site from the conservation district; and complying with other terms and conditions as prescribed by the chairperson of the BLNR. The Order states that failure to comply with any of these conditions shall render the "permit" void. The Order also states that "no further extensions will be provided." HELCO's assessment is that it will be able to comply with each of the conditions in the Order. Two appeals of the Order have been filed. At a hearing to be held on May 8, 2002, the Circuit Court is scheduled to address a motion for a stay while one of the appeals is pending; a motion for injunction to enjoin construction (based on the allegation that HELCO's default entitlement is no longer valid) and a motion for preliminary injunction to enjoin construction until the Hawaii Supreme Court decides HELCO's appeal of the Department of Health noise regulations and until HELCO demonstrates that the expanded plant can satisfy the noise standards established in 1999 by the Circuit Court. HELCO believes that it will prevail on the appeals and various motions scheduled to be heard on May 8, 2002 and does not expect that any stay request or injunction will be granted.

Third, in December 2000, the Circuit Court granted a motion to stay further construction until extension of the construction deadline is obtained from the BLNR, at which time the Circuit Court would consider lifting the stay. In light of the BLNR's March 25, 2002 Order, HELCO filed a motion with the Circuit Court on April 4, 2002 to lift the stay, and the motion was granted on April 22, 2002.

Air permit. In 1997, the DOH issued a final air permit for the Keahole expansion
----------
project. Nine appeals of the issuance of the permit were filed with the EPA's Environmental Appeals Board (EAB). In November 1998, the EAB denied the appeals on most of the grounds stated, but directed the DOH to reopen the permit for limited purposes. The EPA and DOH required additional data collection, which was satisfactorily completed in April 2000. A final air permit was reissued by the DOH in July 2001. Six appeals were filed with the EAB, but those appeals were denied. On November 27, 2001, the final air permit became effective. In December 2001, opponents filed a Motion for Reconsideration with the EAB, which the EAB denied in January 2002.

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

The Enserch and HCPC complaints have been resolved by HELCO's entry into two PPAs, which were necessary to ensure reliable service to customers on the island of Hawaii, but, in the opinion of management, do not supplant the need for CT-4 and CT-5. HELCO can terminate the PPA with HCPC early.

In October 1999, the Circuit Court ruled that the lease for KCP's proposed plant site was invalid. Based on this ruling and for other reasons, management believes that KCP's pending proposal for a PPA is not viable and, therefore, will not impact the need for CT-4 and CT-5.

Management's evaluation; costs incurred. Management believes that the issues
---------------------------------------
surrounding the amendment to the land use permit and applicable land use conditions and related matters will be satisfactorily resolved and will not prevent HELCO from continuing to construct CT-4 and CT-5 now that construction has commenced. Management currently expects that CT-4 will be in service in December 2002 and CT-5 will be in service in February 2003. However, because of the ongoing challenges to the project, there can be no assurances that CT-4 and CT-5 will be installed or that this time frame will be met.

The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of March 31, 2002. However, if it becomes probable that CT-4 and/or CT-5 will not be installed or probable that, even if CT-4 and CT-5 are installed, the PUC will disallow certain costs for rate-making purposes, HELCO may be required to write off a material portion of the costs incurred in its efforts to put these units into service. As of March 31, 2002, HELCO's costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (less costs the PUC permitted to be transferred to plant-in-service for pre-air permit facilities) amounted to approximately $75 million, including $29 million for equipment and material purchases, $26 million for planning, engineering, permitting, site development and other costs and $20 million for an allowance for funds used during construction (AFUDC) prior to HELCO's decision to discontinue the further accrual of AFUDC on CT-4 and CT-5, effective December 1, 1998, due in part to the delays and the potential for further delays. In view of the limitation on the construction period, HELCO is reviewing its options with respect to ST-7.

Oahu transmission system

Oahu's power sources are located primarily in West Oahu. The bulk of HECO's system load is in the Honolulu/East Oahu area. HECO transmits bulk power to the Honolulu/East Oahu area over two major transmission corridors (Northern and Southern). HECO plans to extend the Southern corridor to the Kamoku substation by late 2002. The Northern corridor ends at the Pukele substation, which serves 18% of Oahu's electrical load, including Waikiki. If one of the two existing 138 kv transmission lines to the Pukele substation fails while the other is out for maintenance, a major system outage would result. HECO plans to construct a part underground/part overhead 138 kv transmission line from the Kamoku substation to the Pukele substation in order to close the gap between the Southern and Northern corridors and provide a third 138 kv transmission line to the Pukele substation.

The proposed Kamoku to Pukele transmission line project requires the BLNR to approve a Conservation District Use Permit (CDUP) for the overhead portion of the line that is in conservation district lands. Several community and environmental groups have opposed the project, particularly the overhead portion of the line.

In November 2000, the DLNR accepted a Revised Final Environmental Impact Statement (RFEIS) prepared in support of HECO's application for a CDUP. In January 2001, three organizations and an individual filed a complaint challenging the DLNR's acceptance of the RFEIS and seeking, among other things, a judicial declaration that the RFEIS is inadequate and null and void. The BLNR has not halted administrative proceedings on the CDUP process while the lawsuit is pending. HECO is vigorously contesting the lawsuit.

The BLNR held a public hearing on the CDUP in March 2001, at which several groups requested a contested case hearing. The BLNR appointed a hearings officer and the contested case hearing was held in November 2001. The hearings officer submitted his report, findings of fact and conclusions of law and recommended that HECO's request for the CDUP be denied. He concluded that HECO had failed to establish that there is a need that outweighs the transmission line's adverse impacts on conservation district lands and that there are practical alternatives that could be pursued, including an all-underground route outside the conservation district lands. The BLNR will consider exceptions from the respective parties to the proposed findings, conclusions and recommendations before rendering a decision on the CDUP. The BLNR heard closing oral arguments by the parties on April 11, 2002. A BLNR decision on the CDUP is anticipated by July 14, 2002, the expiration date for processing the CDUP application. If HECO's request for a CDUP is ultimately denied, HECO plans to pursue an alternative all-underground route on land not designated as conservation land.

The Kamoku to Pukele transmission line is scheduled to be in service by the second half of 2005 if construction is started by the first quarter of 2004. The actual construction start date will depend on permitting and approval processes, including approval from the PUC. Management believes that the required permits and approvals necessary to complete the Kamoku to Pukele transmission line, along the proposed route or an alternate route, will be obtained.

As of March 31, 2002, the accumulated costs related to the Kamoku to Pukele transmission line amounted to $15 million, including $11 million for planning, engineering and permitting costs and $4 million for an allowance for funds used during construction. These costs are recorded in construction in progress. The recovery of costs relating to the Kamoku to Pukele transmission line project is subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put the Kamoku to Pukele transmission line into service is required as of March 31, 2002. However, if it becomes probable that the Kamoku to Pukele transmission line will not be installed, or probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the costs incurred in its efforts to put the Kamoku to Pukele transmission line into service.

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

In 2000, the DOH issued notices to over 20 other PRPs, including YB, regarding the ongoing investigation in the Honolulu Harbor area. A new voluntary agreement and a joint defense agreement were signed by the parties in the Work Group and some of the new PRPs, including Phillips Petroleum, but not YB. The group is now called Honolulu Harbor Participating Parties. The Participating Parties agreed to fund remediation work using an interim cost allocation method. In September 2001, TOOTS joined the Participating Parties.

In July 2001, the EPA issued a notice of interest (Initial NOI) under the Oil Pollution Act of 1990 to HECO, YB and others regarding the Iwilei Unit of the Honolulu Harbor site. In the Initial NOI, the EPA stated that immediate subsurface investigation and assessment (also known as the Rapid Assessment
Work) must be conducted to delineate the extent of contamination at the site. The Participating Parties completed the Rapid Assessment Work and submitted a report to the EPA and DOH in January 2002. Based on the Rapid Assessment Work and input from the DOH and EPA, the Participating Parties are developing proposals for additional investigation and recommendations for remedial activities, which will be submitted to the EPA and DOH for approval.

In September 2001, the EPA and DOH concurrently issued notices of interest (collectively, the Second NOI) to the members of the Participating Parties, including HECO and TOOTS. The Second NOI identified several investigative and preliminary oil removal tasks to be taken at certain valve control facilities associated with historic pipelines in the Iwilei Unit of the Honolulu Harbor site. The Participating Parties have substantially performed the tasks identified in the Second NOI. Once evaluation of the work performed under the Second NOI has been completed, the Participating Parties will develop proposals for additional investigation, if needed, and recommend remedial activities in the areas identified in the Second NOI.

Management has developed a preliminary estimate of costs for continuing investigative work, remedial activities and monitoring at the Iwilei Unit of the site. Management estimates that HECO will incur approximately $1.1 million and TOOTS will incur approximately $0.1 million in connection with work to be performed at the site primarily from January 2002 through December 2003. These amounts were expensed in 2001. However, because (1) the full scope and extent of additional investigative work, remedial activities and monitoring are unknown at this time, (2) the final cost allocation method has not yet been determined and
(3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei Unit (including its Honolulu power plant site), the HECO and TOOTS cost estimates may be subject to significant change.

(4)  HECO-obligated mandatorily redeemable preferred securities of trust
 -----------------------------------------------------------------------
     subsidiaries holding solely HECO and HECO-guaranteed subordinated
     -----------------------------------------------------------------
     debentures
     ----------

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO's consolidated balance sheets as of March 31, 2002 and December 31, 2001. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a "Special Event" (relating to certain changes in laws or regulations).

(5) Recent accounting pronouncement
-----------------------------------

Asset retirement obligations

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The discounted liability would be accreted at the end of each period through charges to operating expense. If the obligation were settled for other than the carrying amount of the liability, the Company would recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. HECO and its subsidiaries will adopt SFAS No. 143 on January 1, 2003, but management has not yet determined the impact, if any, of adoption.

(6)  Reconciliation of electric utility operating income per HEI and HECO
-------------------------------------------------------------------------
     consolidated statements of income
     ---------------------------------

Three months ended March 31                                                                2002                   2001
--------------------------------------------------------------------------------------------------------------------------
(in thousands)
Operating income from regulated and nonregulated activities before income taxes
   (per HEI consolidated statements of income) .................................         $ 45,604               $ 48,010
Deduct:
   Income taxes on regulated activities ........................................          (12,791)               (13,604)
   Revenues from nonregulated activities .......................................             (998)                (1,130)
Add:
   Expenses from nonregulated activities .......................................              106                    181
--------------------------------------------------------------------------------------------------------------------------
Operating income from regulated activities after income taxes (per HECO
   consolidated statements of income) ..........................................         $ 31,921               $ 33,457
==========================================================================================================================

(7)  Consolidating financial information
----------------------------------------

HECO has not provided separate financial statements and other disclosures concerning HELCO and MECO because management has concluded that such financial statements and other information are not material to holders of the 1997 and 1998 junior deferrable debentures issued by HELCO and MECO, which have been fully and unconditionally guaranteed by HECO.

Consolidating financial information for HECO and its subsidiaries was as follows:

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

                                                                                     March 31, 2002
                                                 -----------------------------------------------------------------------------------
                                                                                                              Reclassi-
                                                                                                              fications
                                                                                                                and
                                                                                        HECO     HECO         elimina-
                                                                                      Capital   Capital        tions        HECO
(in thousands)                                      HECO        HELCO        MECO     Trust I   Trust II                consolidated
------------------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
  Land ........................................ $    25,278  $    2,768   $    1,669  $      -  $      -   $        -   $    29,715
  Plant and equipment .........................   1,963,285     551,644      586,641         -         -            -     3,101,570
  Less accumulated depreciation ...............    (826,131)   (241,779)    (223,113)        -         -            -    (1,291,023)
  Plant acquisition adjustment, net ...........           -           -          341         -         -            -           341
  Construction in progress ....................      64,164      86,011        6,877         -         -            -       157,052
------------------------------------------------------------------------------------------------------------------------------------
       Net utility plant ......................   1,226,596     398,644      372,415         -         -            -     1,997,655
------------------------------------------------------------------------------------------------------------------------------------
Investment in wholly owned subsidiaries,
  at equity ...................................     345,728           -            -         -         -     (345,728)            -
------------------------------------------------------------------------------------------------------------------------------------
Current assets
  Cash and equivalents ........................           9           4          287         -         -            -           300
  Advances to affiliates ......................      13,600           -       12,000    51,546    51,546     (128,692)            -
  Customer accounts receivable, net ...........      49,309      13,136       10,680         -         -            -        73,125
  Accrued unbilled revenues, net ..............      34,374       8,719        7,884         -         -            -        50,977
  Other accounts receivable, net ..............       2,487         861          204         -         -       (1,128)        2,424
  Fuel oil stock, at average cost .............      18,272       2,159        5,133         -         -            -        25,564
  Materials and supplies, at average cost .....       9,456       2,345        9,002         -         -            -        20,803
  Prepayments and other .......................      46,896       7,447        3,623         -         -            -        57,966
------------------------------------------------------------------------------------------------------------------------------------
       Total current assets ...................     174,403      34,671       48,813    51,546    51,546     (129,820)      231,159
------------------------------------------------------------------------------------------------------------------------------------
Other assets
  Regulatory assets ...........................      75,954      17,699       15,989         -         -            -       109,642
  Other .......................................      23,211       5,785        6,043         -         -            -        35,039
------------------------------------------------------------------------------------------------------------------------------------
       Total other assets .....................      99,165      23,484       22,032         -         -            -       144,681
------------------------------------------------------------------------------------------------------------------------------------
                                                $ 1,845,892  $  456,799   $  443,260  $ 51,546  $ 51,546   $ (475,548)  $ 2,373,495
====================================================================================================================================
Capitalization and liabilities
Capitalization
  Common stock equity ......................... $   888,313  $  168,007   $  174,629  $  1,546  $  1,546   $ (345,728)  $   888,313
  Cumulative preferred stock-not
    subject to mandatory redemption ...........      22,293       7,000        5,000         -         -            -        34,293
  HECO-obligated mandatorily redeemable
    trust preferred securities of
    subsidiary trusts holding solely HECO
    and HECO-guaranteed debentures ............           -           -            -    50,000    50,000            -       100,000
  Long-term debt ..............................     464,481     140,970      171,643         -         -     (103,092)      674,002
------------------------------------------------------------------------------------------------------------------------------------
       Total capitalization ...................   1,375,087     315,977      351,272    51,546    51,546     (448,820)    1,696,608
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities
  Long-term debt due within one year ..........       9,595           -            -         -         -            -         9,595
  Short-term borrowings-affiliate .............      59,826      13,600            -         -         -      (25,600)       47,826
  Accounts payable ............................      37,961       8,111        6,581         -         -            -        52,653
  Interest and preferred dividends payable ....      10,162       2,952        3,918         -         -          (37)       16,995
  Taxes accrued ...............................      35,037      13,247       16,370         -         -            -        64,654
  Other .......................................      17,907       3,620        3,848         -         -       (1,091)       24,284
------------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities ..............     170,488      41,530       30,717         -         -      (26,728)      216,007
------------------------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
  Deferred income taxes .......................     123,627      11,953       10,350         -         -            -       145,930
  Unamortized tax credits .....................      28,514       8,961       11,341         -         -            -        48,816
  Other .......................................      13,866      25,285       14,378         -         -            -        53,529
------------------------------------------------------------------------------------------------------------------------------------
       Total deferred credits and other
         liabilities ..........................     166,007      46,199       36,069         -         -            -       248,275
------------------------------------------------------------------------------------------------------------------------------------
Contributions in aid of construction ..........     134,310      53,093       25,202         -         -            -       212,605
------------------------------------------------------------------------------------------------------------------------------------
                                                $ 1,845,892  $  456,799   $  443,260  $ 51,546  $ 51,546   $ (475,548)  $ 2,373,495
====================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

                                                                                       December 31, 2001
                                                 -----------------------------------------------------------------------------------
                                                                                                            Reclassi-
                                                                                                            fications
                                                                                                               and
                                                                                         HECO      HECO      elimina-
                                                                                       Capital    Capital     tions         HECO
(in thousands)                                        HECO        HELCO       MECO     Trust I    Trust II              consolidated
------------------------------------------------------------------------------------------------------------------------------------
Assets
Utility plant, at cost
   Land ........................................ $    25,369  $    2,752   $    3,568  $      -  $      -  $        -   $    31,689
   Plant and equipment .........................   1,943,378     550,671      574,205         -         -           -     3,068,254
   Less accumulated depreciation ...............    (810,187)   (238,962)    (217,183)        -         -           -    (1,266,332)
   Plant acquisition adjustment, net ...........           -           -          354         -         -           -           354
   Construction in progress ....................      70,501      85,913       14,144         -         -           -       170,558
------------------------------------------------------------------------------------------------------------------------------------
       Net utility plant .......................   1,229,061     400,374      375,088         -         -           -     2,004,523
------------------------------------------------------------------------------------------------------------------------------------
Investment in wholly owned subsidiaries,
   at equity ...................................     341,186           -            -         -         -    (341,186)            -
------------------------------------------------------------------------------------------------------------------------------------
Current assets
   Cash and equivalents ........................           9       1,282          567         -         -           -         1,858
   Advances to affiliates ......................      12,600           -        7,000    51,546    51,546    (122,692)            -
   Customer accounts receivable, net ...........      56,227      13,644       12,001         -         -           -        81,872
   Accrued unbilled revenues, net ..............      35,072       8,855        8,696         -         -           -        52,623
   Other accounts receivable, net ..............       2,537         497          352         -         -        (734)        2,652
   Fuel oil stock, at average cost .............      15,840       3,007        5,593         -         -           -        24,440
   Materials and supplies, at average cost......       9,168       1,982        8,552         -         -           -        19,702
   Prepayments and other .......................      43,326       7,028        3,390         -         -           -        53,744
------------------------------------------------------------------------------------------------------------------------------------
       Total current assets ....................     174,779      36,295       46,151    51,546    51,546    (123,426)      236,891
------------------------------------------------------------------------------------------------------------------------------------
Other assets
   Regulatory assets ...........................      76,153      18,376       16,847         -         -           -       111,376
   Other .......................................      24,875       5,920        6,153         -         -           -        36,948
------------------------------------------------------------------------------------------------------------------------------------
       Total other assets ......................     101,028      24,296       23,000         -         -           -       148,324
------------------------------------------------------------------------------------------------------------------------------------
                                                 $ 1,846,054  $  460,965   $  444,239  $ 51,546  $ 51,546  $ (464,612)  $ 2,389,738
====================================================================================================================================
Capitalization and liabilities
Capitalization
   Common stock equity ......................... $   877,154  $  165,655   $  172,439  $  1,546  $  1,546  $ (341,186)  $   877,154
   Cumulative preferred stock-not
      subject to mandatory redemption ..........      22,293       7,000        5,000         -         -           -        34,293
   HECO-obligated mandatorily redeemable
      trust preferred securities of subsidary
      trusts holding solely HECO
      and HECO-guaranteed debentures ...........           -           -            -    50,000    50,000           -       100,000
   Long-term debt ..............................     461,173     140,962      171,631         -         -    (103,092)      670,674
------------------------------------------------------------------------------------------------------------------------------------
       Total capitalization ....................   1,360,620     313,617      349,070    51,546    51,546    (444,278)    1,682,121
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities
   Long-term debt due within one year ..........       9,595       5,000            -         -         -           -        14,595
   Short-term borrowings-affiliate .............      55,297      12,600            -         -         -     (19,600)       48,297
   Accounts payable ............................      34,860      10,108        8,998         -         -           -        53,966
   Interest and preferred dividends payable ....       7,664       1,698        2,433         -         -         (30)       11,765
   Taxes accrued ...............................      52,216      15,841       18,001         -         -           -        86,058
   Other .......................................      23,712       2,852        3,939         -         -        (704)       29,799
------------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities ...............     183,344      48,099       33,371         -         -     (20,334)      244,480
------------------------------------------------------------------------------------------------------------------------------------
Deferred credits and other liabilities
   Deferred income taxes .......................     123,097      11,984       10,527         -         -           -       145,608
   Unamortized tax credits .....................      28,538       8,644       11,330         -         -           -        48,512
   Other .......................................      15,557      25,309       14,594         -         -           -        55,460
------------------------------------------------------------------------------------------------------------------------------------
       Total deferred credits and other
           liabilities .........................     167,192      45,937       36,451         -         -           -       249,580
------------------------------------------------------------------------------------------------------------------------------------
Contributions in aid of construction ...........     134,898      53,312       25,347         -         -           -       213,557
------------------------------------------------------------------------------------------------------------------------------------
                                                 $ 1,846,054  $  460,965   $  444,239  $ 51,546  $ 51,546  $ (464,612)  $ 2,389,738
====================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                    Three months ended March 31, 2002
                                            ---------------------------------------------------------------------------------
                                                                                                     Reclassi-
                                                                                                     fications
                                                                               HECO      HECO           and
                                                                              Capital   Capital      elimina-        HECO
(in thousands)                              HECO        HELCO       MECO      Trust I   Trust II       tions     consolidated
-----------------------------------------------------------------------------------------------------------------------------
Operating revenues .......................  $189,166    $44,426      $43,741   $     -     $    -    $       -       $277,333
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil .................................    39,414      6,503       13,318         -          -            -         59,235
Purchased power ..........................    61,405     14,186        1,510         -          -            -         77,101
Other operation ..........................    18,153      4,661        6,409         -          -            -         29,223
Maintenance ..............................     8,856      2,244        2,912         -          -            -         14,012
Depreciation .............................    15,901      4,894        5,565         -          -            -         26,360
Taxes, other than income taxes ...........    18,200      4,216        4,274         -          -            -         26,690
Income taxes .............................     7,955      2,106        2,730         -          -            -         12,791
-----------------------------------------------------------------------------------------------------------------------------
                                             169,884     38,810       36,718         -          -            -        245,412
-----------------------------------------------------------------------------------------------------------------------------
Operating income .........................    19,282      5,616        7,023         -          -            -         31,921
-----------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used
   during construction ...................       711         55            7         -          -            -            773
Equity in earnings of subsidiaries .......     7,620          -            -         -          -       (7,620)             -
Other, net ...............................       821        102           (9)    1,037        941       (2,077)           815
-----------------------------------------------------------------------------------------------------------------------------
                                               9,152        157           (2)    1,037        941       (9,697)         1,588
-----------------------------------------------------------------------------------------------------------------------------
Income before interest and
   other charges .........................    28,434      5,773        7,021     1,037        941       (9,697)        33,509
-----------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt ...............     6,089      1,842        2,205         -          -            -         10,136
Amortization of net bond premium
   and expense ...........................       320         78          102         -          -            -            500
Other interest charges ...................     1,718        477          333         -          -       (2,077)           451
Allowance for borrowed funds used
   during construction ...................      (322)       (30)          (3)        -          -            -           (355)
Preferred stock dividends of
subsidiaries .............................         -          -            -         -          -          229            229
Preferred securities distributions
   of trust subsidiaries .................         -          -            -         -          -        1,919          1,919
-----------------------------------------------------------------------------------------------------------------------------
                                               7,805      2,367        2,637         -          -           71         12,880
-----------------------------------------------------------------------------------------------------------------------------
Income before preferred stock
   dividends of HECO .....................    20,629      3,406        4,384     1,037        941       (9,768)        20,629
Preferred stock dividends of HECO ........       270        134           95     1,006        913       (2,148)           270
-----------------------------------------------------------------------------------------------------------------------------
Net income for common stock ..............  $ 20,359    $ 3,272      $ 4,289   $    31     $   28    $  (7,620)      $ 20,359
=============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                    Three months ended March 31, 2002
                                            ---------------------------------------------------------------------------------
                                                                                                     Reclassi-
                                                                                                     fications
                                                                               HECO      HECO           and
                                                                              Capital   Capital      elimina-        HECO
(in thousands)                              HECO        HELCO       MECO      Trust I   Trust II       tions     consolidated
-----------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period ...  $495,961    $65,690      $78,182   $     -     $    -    $(143,872)      $495,961
Net income for common stock ..............    20,359      3,272        4,289        31         28       (7,620)        20,359
Common stock dividends ...................    (9,233)      (926)      (2,106)      (31)       (28)       3,091         (9,233)
-----------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period .........  $507,087    $68,036      $80,365   $     -     $    -    $(148,401)      $507,087
=============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

                                                                   Three months ended March 31, 2001
                                            --------------------------------------------------------------------------------
                                                                                                   Reclassi-
                                                                                                   fications
                                                                                HECO       HECO       and
                                                                               Capital   Capital   elimina-         HECO
(in thousands)                                HECO       HELCO        MECO     Trust I   Trust II    tions      consolidated
----------------------------------------------------------------------------------------------------------------------------
Operating revenues .......................  $215,219    $50,251      $51,823   $     -    $     -   $       -       $317,293
----------------------------------------------------------------------------------------------------------------------------
Operating expenses
Fuel oil .................................    57,627      7,885       22,733         -          -           -         88,245
Purchased power ..........................    63,461     18,074          381         -          -           -         81,916
Other operation ..........................    19,590      4,338        5,846         -          -           -         29,774
Maintenance ..............................    10,512      1,769        2,916         -          -           -         15,197
Depreciation .............................    15,196      4,065        5,348         -          -           -         24,609
Taxes, other than income taxes ...........    20,766      4,772        4,953         -          -           -         30,491
Income taxes .............................     8,229      2,603        2,772         -          -           -         13,604
----------------------------------------------------------------------------------------------------------------------------
                                             195,381     43,506       44,949         -          -           -        283,836
----------------------------------------------------------------------------------------------------------------------------
Operating income .........................    19,838      6,745        6,874         -          -           -         33,457
----------------------------------------------------------------------------------------------------------------------------
Other income
Allowance for equity funds used
   during construction ...................     1,076         57          132         -          -           -          1,265
Equity in earnings of subsidiaries .......     8,484          -            -         -          -      (8,484)             -
Other, net ...............................     1,176        116           56     1,037        941      (2,349)           977
----------------------------------------------------------------------------------------------------------------------------
                                              10,736        173          188     1,037        941     (10,833)         2,242
----------------------------------------------------------------------------------------------------------------------------
Income before interest and
   other charges .........................    30,574      6,918        7,062     1,037        941     (10,833)        35,699
----------------------------------------------------------------------------------------------------------------------------
Interest and other charges
Interest on long-term debt ...............     5,819      1,909        2,201         -          -           -          9,929
Amortization of net bond premium
   and expense ...........................       327        102          101         -          -           -            530
Other interest charges ...................     3,315        749          358         -          -      (2,349)         2,073
Allowance for borrowed funds used
   during construction ...................      (582)       (35)         (59)        -          -           -           (676)
Preferred stock dividends of
   subsidiaries ..........................         -          -            -         -          -         229            229
Preferred securities distributions
   of trust subsidiaries .................         -          -            -         -          -       1,919          1,919
----------------------------------------------------------------------------------------------------------------------------
                                               8,879      2,725        2,601         -          -        (201)        14,004
----------------------------------------------------------------------------------------------------------------------------
Income before preferred stock
   dividends of HECO .....................    21,695      4,193        4,461     1,037        941     (10,632)        21,695
Preferred stock dividends of HECO ........       270        134           95     1,006        913      (2,148)           270
----------------------------------------------------------------------------------------------------------------------------
Net income for common stock ..............  $ 21,425    $ 4,059      $ 4,366   $    31    $    28   $  (8,484)      $ 21,425
============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

                                                                   Three months ended March 31, 2001
                                            --------------------------------------------------------------------------------
                                                                                                   Reclassi-
                                                                                                   fications
                                                                                HECO       HECO       and
                                                                               Capital   Capital   elimina-         HECO
(in thousands)                                HECO       HELCO        MECO     Trust I   Trust II    tions      consolidated
----------------------------------------------------------------------------------------------------------------------------
Retained earnings, beginning of period ...  $443,970    $62,962      $73,586   $     -    $     -   $(136,548)      $443,970
Net income for common stock ..............    21,425      4,059        4,366        31         28      (8,484)        21,425
Common stock dividends ...................         -     (1,904)      (3,032)      (31)       (28)      4,995              -
----------------------------------------------------------------------------------------------------------------------------
Retained earnings, end of period .........  $465,395    $65,117      $74,920   $     -    $     -   $(140,037)      $465,395
============================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows (unaudited)

                                                                         Three months ended March 31, 2002
                                                  ---------------------------------------------------------------------------------
                                                                                                           Reclassi-
                                                                                                           fications
                                                                                      HECO        HECO        and
                                                                                     Capital    Capital    elimina-        HECO
(in thousands)                                      HECO       HELCO         MECO    Trust I    Trust II     tions     consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock
   dividends of HECO ...........................  $ 20,629    $ 3,406      $ 4,384   $ 1,037     $  941    $  (9,768)     $ 20,629
Adjustments to reconcile income before
   preferred stock dividends of HECO to net
   cash provided by operating activities
      Equity in earnings .......................    (7,620)         -            -         -          -        7,620             -
      Common stock dividends received
           from subsidiaries ...................     3,091          -            -         -          -       (3,091)            -
      Depreciation of property,
           plant and equipment .................    15,901      4,894        5,565         -          -            -        26,360
      Other amortization .......................     1,071        602        1,390         -          -            -         3,063
      Deferred income taxes ....................       530        (31)        (177)        -          -            -           322
      Tax credits, net .........................       242        375           78         -          -            -           695
      Allowance for equity funds used
           during construction .................      (711)       (55)          (7)        -          -            -          (773)
      Changes in assets and liabilities
          Decrease in accounts receivable ......     6,968        144        1,469         -          -          394         8,975
          Decrease in accrued unbilled
               revenues ........................       698        136          812         -          -            -         1,646
          Decrease (increase) in fuel oil
               stock ...........................    (2,432)       848          460         -          -            -        (1,124)
          Increase in materials and supplies ...      (288)      (363)        (450)        -          -            -        (1,101)
          Decrease (increase) in regulatory
               assets ..........................      (121)        74         (399)        -          -            -          (446)
          Increase (decrease) in
               accounts payable ................     3,101     (1,997)      (2,417)        -          -            -        (1,313)
          Changes in other assets and
               liabilities .....................   (19,587)    (1,346)        (663)        -          -        1,525       (20,071)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities ......    21,472      6,687       10,045     1,037        941       (3,320)       36,862
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures ...........................   (13,957)    (3,627)      (3,309)        -          -            -       (20,893)
Contributions in aid of construction ...........     1,155        460          185         -          -            -         1,800
Repayments from affiliates .....................    (1,000)         -       (5,000)        -          -        6,000             -
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities ..........   (13,802)    (3,167)      (8,124)        -          -        6,000       (19,093)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Common stock dividends .........................    (9,233)      (926)      (2,106)      (31)       (28)       3,091        (9,233)
Preferred stock dividends ......................      (270)      (134)         (95)        -          -          229          (270)
Preferred securities distributions
     of trust subsidiaries .....................         -          -            -    (1,006)      (913)           -        (1,919)
Proceeds from issuance of long-term debt .......     3,277          -            -         -          -            -         3,277
Repayment of long-term debt ....................         -     (5,000)           -         -          -            -        (5,000)
Net increase (decrease) in short-term
     borrowings from nonaffiliates and
     affiliate with original maturities
     of three months or less ...................     4,529      1,000            -         -          -       (6,000)         (471)
Other ..........................................    (5,973)       262            -         -          -            -        (5,711)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities ..........    (7,670)    (4,798)      (2,201)   (1,037)      (941)      (2,680)      (19,327)
----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and equivalents ...........         -     (1,278)        (280)        -          -            -        (1,558)
Cash and equivalents, beginning of period ......         9      1,282          567         -          -            -         1,858
----------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period ............  $      9    $     4      $   287   $     -     $    -    $       -      $    300
==================================================================================================================================

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows (unaudited)

                                                                           Three months ended March 31, 2001
                                                    --------------------------------------------------------------------------------
                                                                                                            Reclassi-
                                                                                                            fications
                                                                                      HECO        HECO         and
                                                                                     Capital    Capital     elimina-        HECO
(in thousands)                                        HECO      HELCO      MECO      Trust I    Trust II      tions     consolidated
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Income before preferred stock
   dividends of HECO .............................  $ 21,695    $ 4,193     $ 4,461   $ 1,037      $ 941     $(10,632)     $ 21,695
Adjustments to reconcile income before
   preferred stock dividends of HECO to net
   cash provided by operating activities
      Equity in earnings .........................    (8,484)         -           -         -          -        8,484             -
      Common stock dividends received
           from subsidiaries .....................     4,995          -           -         -          -       (4,995)            -
      Depreciation of property,
           plant and equipment ...................    15,196      4,065       5,348         -          -            -        24,609
      Other amortization .........................     1,451        551       1,204         -          -            -         3,206
      Deferred income taxes ......................     1,797        (49)       (407)        -          -            -         1,341
      Tax credits, net ...........................       128         48          91         -          -            -           267
      Allowance for equity funds used
           during construction ...................    (1,076)       (57)       (132)        -          -            -        (1,265)
      Changes in assets and liabilities
          Decrease in accounts receivable ........    14,171      1,359         344         -          -          877        16,751
          Decrease in accrued unbilled
               revenues ..........................     6,432        945       1,752         -          -            -         9,129
          Decrease (increase) in fuel oil
               stock .............................       (28)        67       1,273         -          -            -         1,312
          Increase in materials and supplies .....    (1,276)       (21)       (649)        -          -            -        (1,946)
          Increase in regulatory assets ..........      (239)       (34)       (422)        -          -            -          (695)
          Decrease in accounts payable ...........   (18,001)    (1,103)     (2,785)        -          -            -       (21,889)
          Changes in other assets and
               liabilities .......................   (16,394)    (2,619)      1,400         -          -        1,042       (16,571)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities ........    20,367      7,345      11,478     1,037        941       (5,224)       35,944
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Capital expenditures .............................   (15,999)    (3,523)     (4,963)        -          -            -       (24,485)
Contributions in aid of construction .............       622        795         386         -          -            -         1,803
Advances to (repayments from) affiliates .........     3,700          -      (2,000)        -          -       (1,700)            -
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities ............   (11,677)    (2,728)     (6,577)        -          -       (1,700)      (22,682)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Common stock dividends ...........................         -     (1,904)     (3,032)      (31)       (28)       4,995             -
Preferred stock dividends ........................      (270)      (134)        (95)        -          -          229          (270)
Preferred securities distributions
     of trust subsidiaries .......................         -          -           -    (1,006)      (913)           -        (1,919)
Proceeds from issuance of long-term debt .........     9,595          -           -         -          -            -         9,595
Net decrease in short-term borrowings
     from nonaffiliates and affiliate with
     original maturities of three months
     or less .....................................    (9,333)    (2,200)     (1,500)        -          -        1,700       (11,333)
Repayment of other short-term borrowings .........    (3,000)         -           -         -          -            -        (3,000)
Other ............................................    (7,071)      (379)          -         -          -            -        (7,450)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities ............   (10,079)    (4,617)     (4,627)   (1,037)      (941)       6,924       (14,377)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in
     cash and equivalents ........................    (1,389)         -         274         -          -            -        (1,115)
Cash and equivalents, beginning of period ........     1,398          4         132         -          -            -         1,534
------------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period ..............  $      9    $     4     $   406   $     -      $   -     $      -      $    419
====================================================================================================================================

Item 2.  Management's discussion and analysis of financial condition and
------------------------------------------------------------------------
         results of operations
         ---------------------

The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

                              RESULTS OF OPERATIONS

HEI Consolidated
----------------

                                         Three months ended
(in thousands, except per                     March 31,               %                   Primary reason(s) for
                                       -------------------------
share amounts)                             2002         2001        change                 significant change*
-----------------------------------------------------------------------------------------------------------------------------
Revenues ..............................   $ 377,436    $ 433,337      (13)   Decreases for the electric utility and  bank
                                                                             segments, slightly offset by an increase for
                                                                             the "other" segment

Operating income ......................      63,869       64,934       (2)   Decreases for the electric utility and "other"
                                                                             segments, partly offset by an increase for the
                                                                             bank segment
Income (loss) from:
     Continuing operations ............      26,919       27,764       (3)   Lower operating income and lower AFUDC, partly
                                                                             offset by lower interest expense due to lower
                                                                             short-term borrowing balances and interest
                                                                             rates

     Discontinued operations ..........           -          (19)      NM    Loss from discontinued international power
                                                                             operations in 2001
---------------------------------------------------------------------------
Net income ............................   $  26,919    $  27,745       (3)
===========================================================================

Basic earnings per common share-
     Continuing and discontinued                                             See explanation for income (loss) above  and
        operations ....................      $ 0.75        $0.84       (11)  weighted-average number of common
===========================================================================
                                                                             shares outstanding below

Weighted-average number of common
   shares outstanding .................      35,818       33,159        8    Issuances of shares under the DRIP, other
                                                                             plans and a registered public offering of
                                                                             1.5 million shares of common stock in
                                                                             November 2001

NM  Not meaningful.

* Also see segment discussions which follow.

Real economic growth in Hawaii was 1.4% in 2001 and is projected by the State of Hawaii Department of Business, Economic Development and Tourism to be 1.7% in 2002. Local economists believe there will be some contraction in the first half of 2002 and growth in the second half of 2002. After the September 11, 2001 terrorist attacks, visitor arrivals were down over 24% for the fourth quarter of 2001, but down only 11% for the first quarter 2002 compared to same quarters in the prior year. A recovery in tourism is expected by mid-year 2002. Other positive signs in the Hawaii economy include a stable defense sector and strength in the construction and real estate industries.

HEI and its predecessor company, HECO, have paid dividends continuously since 1901. On April 23, 2002, HEI's Board maintained the quarterly dividend of $0.62 per common share. The payout ratio for continuing operations for

2001 and the first quarter of 2002 was 78% and 83%, respectively. HEI management believes it should achieve a 65% payout ratio before it considers increasing the common stock dividend above its current level.

Following is a general discussion of the results of operations by business segment.

Electric utility
----------------

                                      Three months ended
(dollars in thousands,                     March 31,                  %
                                 -------------------------------
except per barrel amounts)            2002             2001         change        Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------------
Revenues .........................  $ 278,331        $ 318,423        (13)     Lower fuel oil and purchased energy fuel
                                                                               prices, the effects of which are passed on to
                                                                               customers ($37 million) and 0.8% lower KWH
                                                                               sales ($2 million)
Expenses
   Fuel oil ......................     59,235           88,245        (33)     Lower fuel oil prices and fewer KWHs generated

   Purchased power ...............     77,101           81,916         (6)     Lower fuel prices, partly offset by more KWHs
                                                                               purchased

   Other .........................     96,391          100,252         (4)     Lower other operation and maintenance expenses
                                                                               and taxes, other than income taxes, partly
                                                                               offset by higher depreciation

Operating income .................     45,604           48,010         (5)     Lower KWH sales and higher depreciation,
                                                                               partly offset by lower other operation and
                                                                               maintenance expenses

Net income .......................     20,359           21,425         (5)     Lower operating income and AFUDC, partly
                                                                               offset by lower interest expense

Kilowatthour sales (millions) ....      2,223            2,241         (1)

Cooling degree days
   (Oahu) ........................        819              910        (10)

Fuel oil price per barrel ........  $   24.45        $   34.88        (30)

Kilowatthour (KWH) sales in the first quarter of 2002 decreased 0.8% from the same quarter in 2001, primarily due to cooler weather. Cooling degree days were 10% lower in the first quarter of 2002 compared with the first quarter of 2001. Electric utility operating income decreased 5% from the first quarter 2001, primarily due to the lower KWH sales and higher depreciation, partly offset by lower other operation and maintenance (O&M) expenses. Higher depreciation expense and lower AFUDC were attributable to more plant in service as more construction in progress was completed. The lower O&M expenses reflect reduced production maintenance and transmission and distribution maintenance expenses.

HECO and its subsidiaries project that KWH sales growth in 2002 will be 1.1%. However, if KWH sales decline in 2002, HECO and its subsidiaries estimate that each one percentage point drop in annual KWH sales would result in a decline in net income of approximately $4 million. If KWH sales decline and/or other negative financial effects are experienced, HECO and its subsidiaries will implement additional cost-controlling steps as appropriate.

Competition

The electric utility industry is becoming increasingly competitive. IPPs are well established in Hawaii and continue to actively pursue new projects. Competition in the generation sector in Hawaii is moderated, however, by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities. Customer self-generation, with or without cogeneration, has made modest inroads in Hawaii and is a continuing competitive factor. HECO and its subsidiaries have been able to compete successfully by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as the heat pump water heater.

In 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. Several of the parties submitted final statements of position to the PUC in 1998. HECO's position in the proceeding was that retail competition is not feasible in Hawaii, but that some of the benefits of competition can be achieved through competitive bidding for new generation, performance-based rate-making (PBR) and innovative pricing provisions. The other parties to the proceeding advanced numerous other proposals.

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

In December 1999, HECO, HELCO and MECO filed an application with the PUC seeking permission to implement PBR in future rate cases. In early 2001, the PUC dismissed the PBR proposal without prejudice, indicating it declined at that time to change its current cost of service/rate of return methodology for determining electric utility rates.

In January 2000, the PUC submitted to the legislature a status report on its investigation of competition. The report stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in the state's electric industry and that the PUC plans to proceed with an examination of the feasibility of competitive bidding and to review specific policies to encourage renewable energy resources in the power generation mix. The report states that "further steps" by the PUC "will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition." HECO is unable to predict the ultimate outcome of the proceeding, which (if any) of the proposals advanced in the proceeding will be implemented or whether the parties will seek and obtain state legislative action on their proposals (other than the legislation described below under "Legislation").

Regulation of electric utility rates

The PUC has broad discretion in its regulation of the rates charged by HEI's electric utility subsidiaries and in other matters. Any adverse D&O by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding, could have a material adverse effect on the Company's financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O. Interim rate increases are subject to refund with interest, pending the final outcome of the case. At March 31, 2002, HECO and its subsidiaries had recognized $13 million of revenues with respect to interim orders regarding certain integrated resource planning costs, which revenues are subject to refund, with interest, to the extent they exceed the amounts allowed in final orders. Management cannot predict with certainty when D&Os in pending or future rate cases will be rendered or the amount of any interim or final rate increase that may be granted.

Recent rate requests

HEI's electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs (e.g., the cost of purchased power) and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of May 1, 2002, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001 and based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaiian Electric Company, Inc.
-------------------------------

HECO has not initiated a rate case for several years, but in 2001 it committed to initiate a rate case within three years, using a 2003 or 2004 test year, as part of the agreement described below under "Other regulatory matters."

Hawaii Electric Light Company, Inc.
-----------------------------------

In October 1999, HELCO filed a request to increase rates by 9.6%, or $15.5 million in annual revenues, based on a 2000 test year.

In early 2001, HELCO received a final D&O from the PUC authorizing an $8.4 million, or 4.9% increase in annual revenues, effective February 15, 2001 and based on an 11.50% ROACE. The order granted HELCO an increase of approximately $2.3 million in annual revenues, in addition to affirming interim increases that took effect in September 2000 ($3.5 million) and January 2001 ($2.6 million). The D&O included in rate base $7.6 million for pre-air permit facilities needed for the delayed Keahole power plant expansion project that the PUC had also found to be used or useful to support the existing generating units at Keahole.

On June 1, 2001, the PUC issued an order approving a new standby service rate schedule rider for HELCO. The standby service rider issue had been bifurcated from the rest of the rate case. The rider provides the rates, terms and conditions for obtaining backup and supplemental electric power from the utility when a customer obtains all or part of its electric power from sources other than HELCO.

The timing of a future HELCO rate increase request to recover costs relating to the delayed Keahole power plant expansion project, i.e., adding two combustion turbines (CT-4 and CT-5) at Keahole, including the remaining cost of pre-air permit facilities, will depend on future circumstances. See "HELCO power situation" in note (3) of HECO's "Notes to consolidated financial statements."

Other regulatory matters

In October 2001, HECO and the Consumer Advocate finalized agreements, subject to PUC approval, under which HECO's three commercial and industrial demand-side management (DSM) programs and two residential DSM programs would be continued until HECO's next rate case (which, under the agreements, HECO committed to file within three years). The agreements for the temporary continuation of HECO's existing DSM programs are in lieu of HECO continuing to seek approval of new 5-year DSM programs. Any DSM programs to be in place after HECO's next rate case will be determined as part of the case. Under the agreements, HECO will cap the recovery of lost margins and shareholder incentives if such recovery would cause HECO to exceed its current authorized return on rate base. HECO also agrees it will not pursue the continuation of lost margins recovery through a surcharge mechanism or shareholder incentives in future rate cases. Consistent with the HECO agreements, in October 2001, HELCO and MECO reached agreements with the Consumer Advocate and filed requests to continue their four existing DSM programs. In November 2001, the PUC issued orders (one of which was amended) that, subject to certain reporting requirements and other conditions, approved
(1) the agreements regarding the temporary continuation of HECO's five existing DSM programs until HECO's next rate case and (2) the agreements regarding the temporary continuation of HELCO's and MECO's DSM programs until one year after the PUC makes a revenue requirements determination in HECO's next rate case. Under the orders, however, HELCO and MECO are allowed to recover only lost margins and shareholder incentives accrued through the date that interim rates are established in HECO's next rate case, but may request to extend the time of such accrual and recovery for up to one additional year.

Accounting for the effects of certain types of regulation

In accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company's financial statements reflect assets and costs of HECO and its subsidiaries based on current cost-based rate-making regulations. Management believes HECO and its subsidiaries' operations currently satisfy the SFAS No. 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations, financial position or liquidity may result. As of March 31, 2002, HECO's consolidated regulatory assets amounted to $110 million.

Legislation

Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. For example, Congress is considering an energy plan that could increase the domestic supply of oil, as well as increase support for energy conservation programs.

The Hawaii legislature did not consider deregulation in its 2002 session, but did consider legislation to prohibit standby charges by utilities, mandate the undergrounding of utility lines, establish green-marketing programs and institute a carbon tax on utilities, among other proposals. None of these proposals was adopted by the legislature.

Bank
----

                              Three months ended March 31,         %
                            ---------------------------------
(in thousands)                   2002              2001          change         Primary reason(s) for significant change
-------------------------------------------------------------------------------------------------------------------------------
Revenues ...................      $ 98,842       $ 115,754         (15)      Lower interest income as a result of lower
                                                                             weighted-average yields and a lower average loan
                                                                             balance, partly offset by higher other income
                                                                             (including higher fee income)

Operating income ...........        22,171          20,149          10       Higher net interest and other income, partly
                                                                             offset by higher general and administrative
                                                                             expenses and provision for loan losses

Net income .................        13,351          11,875          12       Higher operating income

Interest rate spread .......          3.27%           3.01%          9       136 basis points decrease in the
                                                                             weighted-average yield on interest-earning
                                                                             assets, more than offset by a 162 basis points
                                                                             decrease in the weighted-average rate on
                                                                             interest-bearing liabilities

Earnings of ASB depend primarily on net interest income. ASB's loan volumes and yields are affected by market interest rates, competition, demand for real estate financing, availability of funds and management's responses to these factors. Advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase continue to be significant sources of funds that have higher costs than deposits. Other factors affecting ASB's operating results include sales of securities available for sale, fee income, provision for loan losses and expenses from operations.

ASB's interest rate spread--the difference between the weighted-average yield on interest-earning assets and the weighted-average rate on interest-bearing liabilities--increased 9%. Comparing first quarter 2002 to the same period in 2001, the decrease in the weighted-average rate on interest-bearing liabilities was greater than the decrease in the weighted-average yield on interest-earning assets.

Net interest income was higher in the first quarter of 2002 compared to the first quarter of 2001 primarily due to the higher interest rate spread. Also contributing to higher net income was higher fee income and no goodwill amortization ($1 million after tax) in 2002 due to the adoption of SFAS No. 142, partly offset by higher consulting and compensation expenses.

With the downturn in the Hawaii economy immediately after September 11, 2001 ASB anticipated higher delinquencies in its loan portfolio. However, delinquency trends have remained stable. As preventative measures, ASB is in contact with its larger loan customers and monitors the delinquencies in residential and consumer loan portfolios to determine the effects of the weakened economy and to identify any delinquency trends that may arise. The slowdown in the U.S. economy after September 11, 2001 may also affect the performance of ASB's holdings of mortgage/asset-backed securities and, accordingly, ASB continues to monitor the performance of its investment portfolio closely.

During the first quarter of 2002, ASB added $3.5 million to its allowance for loan losses. As of March 31, 2002, ASB's allowance for loan losses was 1.57% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated.

Three months ended March 31                        2002                2001
-------------------------------------------------------------------------------
(in thousands)

Allowance for loan losses, January 1 ......         $42,224             $37,449
Provision for loan losses .................           3,500               3,000
Net charge-offs ...........................          (1,494)             (2,018)
                                               ------------        ------------
Allowance for loan losses, March 31 .......         $44,230             $38,431
                                               ============        ============

In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB's state income taxes by $1.0 million for the three months ended March 31, 2002 and by $12.3 million for prior years. Although a State of Hawaii Department of Taxation tax auditor has challenged ASB's position that it is entitled to a dividends received deduction on dividends paid to it by ASB Realty Corporation, ASB believes that its tax position is proper.

Regulation

Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not "well-capitalized" to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2002, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 6.6% (5.0%), a Tier-1 risk-based ratio of 12.9% (6.0%) and a total risk-based ratio of 14.2% (10.0%).

For a discussion of securities deemed impermissible investments by the OTS, see "Disposition of certain debt securities" in note (4) of HEI's "Notes to consolidated financial statements."

Other
-----

                      Three months ended
                           March 31,           %
                      -------------------
(in thousands)         2002       2001       change        Primary reason(s) for significant change
----------------------------------------------------------------------------------------------------------------
Revenues ..........    $   263   $  (840)      NM        First quarter 2001 includes the equity in net
                                                         loss of Utech Venture Capital Corporation
                                                         ($1.5 million) and first quarter 2002 includes
                                                         the equity in net income of Utech Venture
                                                         Capital Corporation ($0.3 million) and a
                                                         writedown ($0.9 million) of income notes
                                                         purchased in connection with the termination
                                                         of ASB's investments in trust certificates in
                                                         May and July of 2001

Operating loss ....     (3,906)   (3,225)     (21)       See explanation for revenues and higher corporate
                                                         compensation expenses and expenses related to
                                                         the income notes

NM  Not meaningful.

The "other" business segment includes results of operations of TOOTS, formerly named HTB, a maritime freight transportation company that ceased operations in the fourth quarter of 1999; HEI Investments, Inc. (HEIII), a company primarily holding investments in leveraged leases (excluding foreign investments reported in discontinued operations); Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; ProVision Technologies, Inc., a company formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim; HEI Properties, Inc., a company currently holding passive investments and expected to hold real estate and related assets; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., companies formed as special purpose financing entities to effect the issuance of 8.36% Trust Originated Preferred Securities; other inactive subsidiaries; HEI and HEIDI, holding companies; and eliminations of intercompany transactions.

Discontinued operations
-----------------------

See note (5) in HEI's "Notes to consolidated financial statements."

Contingencies
-------------

See note (8) in HEI's "Notes to consolidated financial statements."

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

The consolidated capital structure of HEI (excluding ASB's deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB of Seattle) was as follows:

 (in millions)                                     March 31, 2002                 December 31, 2001
----------------------------------------------------------------------------------------------------
Long-term debt ..............................     $1,137         49%              $1,146         50%
HEI- and HECO-obligated preferred
   securities of trust subsidiaries .........        200          9                  200          9
Preferred stock of subsidiaries .............         34          1                   34          1
Common stock equity .........................        949         41                  930         40
----------------------------------------------------------------------------------------------------
                                                  $2,320        100%              $2,310        100%
====================================================================================================

For the first three months of 2002, net cash provided by operating activities of consolidated HEI was $47 million. Net cash used in investing activities was $338 million, due to ASB's purchase of mortgage/asset-backed securities, net of repayments and sales, and HECO's consolidated capital expenditures, partly offset by repayments and sale of loans, net of originations and purchases. Net cash provided by financing activities was $50 million as a result of several factors, including net increases in advances from the FHLB, securities sold under agreements to repurchase and the issuance of common stock, partly offset by payment of common stock dividends and trust preferred securities distributions and net decreases in deposit liabilities and long-term debt.

Total HEI consolidated financing requirements for 2002 through 2006, including net capital expenditures (which exclude AFUDC and capital expenditures funded by third-party contributions in aid of construction), long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase) and preferred stock retirements, are estimated to total $1.2 billion. Of this amount, approximately $0.7 billion is for net capital expenditures (mostly relating to the electric utilities' net capital expenditures described below) and $0.3 billion is for the retirement or maturity of long-term debt. HEI's consolidated internal sources, after the payment of HEI dividends, are expected to provide approximately 73% of the consolidated financing requirements, with debt and equity financing providing the remaining requirements. Additional debt and equity financing may be required to fund activities not included in the 2002 through 2006 forecast, such as increases in the amount of or an acceleration of capital expenditures of the electric utilities.

In November 2001, HEI sold 1.5 million shares of its common stock in a registered public offering. Proceeds of approximately $54 million from the sale were used to make short-term investments or to make short-term loans to HECO, pending the ultimate application of the proceeds to repay long-term debt at maturity and for other general corporate purposes.

The Company utilizes short-term debt to support normal operations and other temporary requirements. At March 31, 2002, HEI maintained bank lines of credit which totaled $50 million (maturing in the second quarter of 2002) and HECO maintained bank lines of credit which totaled $100 million (maturing in the second quarter of 2002 and first quarter of 2003). HEI and HECO maintained these lines of credit, and anticipates arranging similar lines of credit as the existing lines of credit mature and as HEI and HECO deem necessary, to support the issuance of commercial paper and for other general corporate purposes. At March 31, 2002, the lines of credit were unused. Management believes that, if HEI's and HECO's commercial paper ratings were to be downgraded, the Company might not be able to sell commercial paper under current market conditions.

Following is a discussion of the liquidity and capital resources of HEI's largest segments.

Electric utility

HECO's consolidated capital structure was as follows:

(in millions)                                              March 31, 2002           December 31, 2001
---------------------------------------------------------------------------------------------------------
Short-term borrowings ................................     $   48           3%       $   49            3%
Long-term debt .......................................        684          39           685           39
HECO-obligated preferred securities of trust
   subsidiaries ......................................        100           6           100            6
Preferred stock ......................................         34           2            34            2
Common stock equity ..................................        888          50           877           50
---------------------------------------------------------------------------------------------------------
                                                           $1,754         100%       $1,745          100%
=========================================================================================================

Operating activities provided $37 million in net cash during the first quarter of 2002. Investing activities used net cash of $19 million, primarily for capital expenditures. Financing activities used net cash of $19 million, including $11 million for the payment of common and preferred dividends and preferred securities distributions and a $2 million net decrease in long-term debt.

The electric utilities' consolidated financing requirements for 2002 through 2006, including net capital expenditures and long-term debt repayments, are estimated to total $619 million. HECO's consolidated internal sources, after the payment of common stock and preferred stock dividends, are expected to provide cash in excess of the consolidated financing requirements and may be used to reduce the level of short-term borrowings.

 As of March 31, 2002, HECO could still draw on the remaining $8 million of proceeds from previous sales of special purpose revenue bonds by the Department of Budget and Finance of the State of Hawaii for the benefit of HECO. Also as of March 31, 2002, an additional $65 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance for the benefit of HECO and HELCO prior to the end of 2003. HECO does not anticipate the need to issue common equity over the five-year period 2002 through 2006. The PUC must approve issuances, if any, of equity and long-term debt securities by HECO and its subsidiaries.

Capital expenditures include the costs of projects that are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 2002 through 2006 are currently estimated to total $0.6 billion. Approximately 60% of forecast gross capital expenditures, which includes the AFUDC and capital expenditures funded by third-party contributions in aid of construction, is for transmission and distribution projects, with the remaining 40% primarily for generation projects.

For 2002, electric utility net capital expenditures are estimated to be $114 million. Gross capital expenditures are estimated to be $132 million, including approximately $88 million for transmission and distribution projects, approximately $30 million for generation projects and approximately $14 million for general plant and other projects. Drawdowns of proceeds from previous and future sales of tax-exempt special purpose revenue bonds and the generation of funds from internal sources are expected to provide the cash needed for the net capital expenditures in 2002.

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

Bank

                                                                                  March 31,     December 31,      %
(in millions)                                                                          2002             2001    change
------------------------------------------------------------------------------------------------------------------------
Total assets .............................................................           $6,073           $6,011       1
Available-for-sale investment and mortgage/asset-backed securities .......            2,719            2,355      15
Held-to-maturity investment securities ...................................               85               84       1
Loans receivable, net ....................................................            2,799            2,858      (2)
Deposit liabilities ......................................................            3,665            3,680       -
Securities sold under agreements to repurchase ...........................              706              683       3
Advances from Federal Home Loan Bank .....................................            1,095            1,033       6

As of March 31, 2002, ASB was the third largest financial institution in Hawaii based on total assets of $6.1 billion and deposits of $3.7 billion.

Deposits traditionally have been the principal source of ASB's funds for use in lending, meeting liquidity requirements and making investments. Deposits decreased by $15 million in the first quarter of 2002, as outflows of term certificates offset inflows of core deposits. ASB strategically priced term certificates during the first quarter of 2002 to attract longer maturity term certificates and its liquidity was sufficient to make it unnecessary to replace all maturing term certificates. ASB also derives funds from borrowings, payments of interest and principal on outstanding loans receivable and investment and mortgage/asset-backed securities and other sources.

For the first quarter of 2002, net cash provided by ASB's operating activities was $7 million. Net cash used in ASB's investing activities was $318 million, due to the purchase of mortgage/asset-backed securities, net of repayments and sales, partly offset by repayments and sales of loans, net of originations and purchases. Net cash provided by financing activities was $64 million largely due to net increases of $62 million in advances from the FHLB, $26 million in securities sold under agreements to repurchase, partly offset by $9 million in common and preferred stock dividends and a net decrease of $15 million in deposit liabilities. In the first quarter of 2002, cash and proceeds from the sale of loans and from net increases in advances from the FHLB and securities sold under agreements to repurchase were used largely to purchase mortgage/asset-backed securities.

Effective July 18, 2001, the OTS removed the regulation that required a savings association to maintain an average daily balance of liquid assets of at least 4% of its liquidity base, and retained a provision requiring a savings association to maintain sufficient liquidity to ensure its safe and sound operation. As of March 31, 2002, ASB had maintained, in the opinion of management, liquid assets at a level which was sufficient to ensure its safe and sound operation.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. As of March 31, 2002, ASB was in compliance with the OTS minimum capital requirements (ratio requirements noted in parentheses) with a tangible capital ratio of 6.6% (1.5%), a core capital ratio of 6.6% (4.0%) and a risk-based capital ratio of 14.2% (8.0%).

     CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company's results of operations and financial condition can be affected by numerous factors, many of which are beyond its control and could cause future results of operations to differ materially from historical results. Such factors include economic conditions, competition, U.S. capital markets, interest rate environment, technological developments, discontinued operations, asset dispositions, insurance coverages, environmental matters, regulation of electric utility rates, deliveries of fuel oil and purchased power, other electric utility regulatory and permitting contingencies and regulation of ASB. For additional information about these factors, see pages 15 to 23 of HEI's 2001 Annual Report to Stockholders.

               MATERIAL ESTIMATES AND CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the case of the Company include the amounts reported for investment securities, allowance for loan losses, regulatory assets, pension and other postretirement benefit obligations, reserves for discontinued operations, current and deferred taxes, contingencies and litigation.

In accordance with SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," management has identified the accounting policies it believes to be the most critical to the Company's financial statements--that is, management believes that these policies are both the most important to the portrayal of the Company's financial condition and results of operations, and currently require management's most difficult, subjective or complex judgments. For information about these policies, see pages 23 to 25 of HEI's 2001 Annual Report to Stockholders.

Item 3. Quantitative and qualitative disclosures about market risk
------------------------------------------------------------------

The Company considers interest rate risk to be a very significant market risk as it could potentially have a significant effect on the Company's financial condition and results of operations. For additional quantitative and qualitative information about the Company's market risks, see pages 25 to 29 of HEI's 2001 Annual Report to Stockholders.

U.S. Treasury yields at March 31, 2002 and December 31, 2001 were as follows:

               Term               March 31, 2002            December 31, 2001
               ----               --------------            -----------------
              3 month                 1.78%                       1.72%
              1 year                  2.67                        2.03
              5 year                  4.82                        4.30
             10 year                  5.41                        5.05
             30 year                  5.81                        5.47

Interest rates (as measured by U.S. Treasury yields for various maturities) have increased between 6 and 64 basis points from December 31, 2001 to March 31, 2002. Management believes that this higher interest rate environment resulted in an immaterial change in the Company's estimated fair values of its interest-sensitive assets, liabilities and off-balance sheet items.

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

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

HEI

The Annual Meeting of Stockholders of HEI was held on April 23, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 13, 2002 the record date for the Annual Meeting, there were 35,839,537 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors.

The results of the voting for the Class III director-nominees (with terms ending at the 2005 Annual Meeting) and the independent auditor are as follows:

                                                                       Shares of Common Stock
                                        -------------------------------------------------------------------------------------
                                                                                                                  Broker
                                               For             Withheld         Against         Abstain          nonvotes
                                        ------------------  ---------------  --------------  ---------------  ---------------
Election of Class III Directors
  Don E. Carroll .....................       31,455,209            476,003                                             -
  Constance H. Lau ...................       31,474,056            457,156                                             -
  Bill D. Mills ......................       31,273,053            658,159                                             -
  Oswald K. Stender ..................       31,327,202            604,010                                             -

Election of KPMG LLP
   as independent auditor ............       30,923,155            729,020       279,037                               -

Class I Directors--Robert F. Clarke, A. Maurice Myers and James K. Scott--continue in office with terms ending at the 2003 Annual Meeting. Class II Directors--Victor Hao Li, T. Michael May, Diane J. Plotts, Kelvin H. Taketa and Jeffrey N. Watanabe--continue in office with terms ending at the 2004 Annual Meeting.

HECO

The Annual Meeting of the Sole Stockholder of HECO was conducted by written consent effective April 23, 2002. The incumbent members of the Board of Directors of HECO were re-elected. The incumbent members continuing in office are Robert F. Clarke, T. Michael May, Diane J. Plotts, James K. Scott, Anne M. Takabuki, Barry K. Taniguchi and Jeffrey N. Watanabe. KPMG LLP was elected independent auditor of HECO for the fiscal year 2002.

Item 5.  Other information
--------------------------

A. State of Hawaii, ex rel., Bruce R. Knapp, Qui Tam Plaintiff, and Beverly Perry, on behalf of herself and all others similarly situated, Class Plaintiff, vs. The AES Corporation, AES Hawaii, Inc., Hawaiian Electric Company, Inc., and Hawaiian Electric Industries, Inc.

On April 22 and 23, 2002, HECO and HEI, respectively, were served with a complaint which alleges that the State of Hawaii and HECO's other customers have been overcharged for electricity as a result of alleged excessive prices in the amended power purchase agreement (Amended PPA) between defendants HECO and AES Hawaii, Inc. (AES-HI). AES-HI is a subsidiary of The AES Corporation (AES), which guarantees certain obligations of AES-HI under the Amended PPA.

HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES-HI) in March 1988, and the PPA was amended in August 1989. The AES-HI 180 MW coal-fired cogeneration plant, which became operational in September 1992 and utilizes a "clean-coal" technology, is designed to sell sufficient steam to be a "Qualifying Facility" under the Public Utility Regulatory Policies Act of 1978 (PURPA). The Amended PPA, which has a 30-year term, was approved by the PUC in December 1989, following contested case hearings in October 1988, an initial Decision and Order in July 1989, amendment of the PPA in August 1989, and further contested case hearings in November 1989. Intervenors included the state Consumer Advocate and the U.S. Department of Defense. The PUC proceedings addressed a number of issues, including whether the prices for capacity and energy in the Amended PPA were less than HECO's long-term estimated avoided costs, whether HECO needed the capacity to be provided by AES-HI, and whether the terms and conditions of the Amended PPA were reasonable.

The Complaint alleges that HECO's payments to AES-HI for power, based on the prices, terms and conditions in the PUC-approved Amended PPA, have been "excessive" by over $1 billion since September 1992, and that approval of the Amended PPA was wrongfully obtained from the PUC as a result of alleged misrepresentations and/or material omissions by the defendants, individually and/or in conspiracy, with respect to the estimated future costs of the Amended PPA versus the costs of possible HECO-owned generating units. The Complaint seeks treble damages, attorneys fees', rescission of the Amended PPA, and punitive damages against HECO, HEI, AES-HI and AES under State laws permitting qui tam actions (asserting that the State declined to take over the action) and prohibiting unfair or deceptive acts or practices, and also asserts claims of fraud and unjust enrichment. The claimed damages are payments by the State and the class of all HECO customers for electricity at rates established by the PUC based on HECO's costs, including payments under the Amended PPA to AES-HI.

Management believes that the claims are without merit and intends to vigorously defend the lawsuit.

B.   Ratio of earnings to fixed charges

HEI and subsidiaries

     Ratio of earnings to fixed charges excluding interest on ASB deposits

         Three months ended                                 Years ended December 31,
                                      -----------------------------------------------------------------------
           March 31, 2002                 2001          2000          1999         1998           1997
   ----------------------------------------------------------------------------------------------------------
                1.98                      1.82          1.76          1.83         1.88           1.91
   ==========================================================================================================

     Ratio of earnings to fixed charges including interest on ASB deposits
   ----------------------------------------------------------------------------------------------------------

         Three months ended                                 Years ended December 31,
                                      -----------------------------------------------------------------------
           March 31, 2002                 2001          2000          1999         1998           1997
   ----------------------------------------------------------------------------------------------------------

                1.67                      1.52          1.49          1.50         1.48           1.59
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

HECO and subsidiaries

     Ratio of earnings to fixed charges

         Three months ended                                 Years ended December 31,
                                      -----------------------------------------------------------------------
           March 31, 2002                 2001          2000          1999         1998           1997
   ----------------------------------------------------------------------------------------------------------
                3.45                      3.51          3.39          3.09         3.33           3.26
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

Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------

(a)      Exhibits

HEI                   Hawaiian Electric Industries, Inc. and subsidiaries
Exhibit 12.1          Computation of ratio of earnings to fixed charges, three
                      months ended March 31, 2002 and 2001

HECO                  Hawaiian Electric Company, Inc. and subsidiaries
Exhibit 12.2          Computation of ratio of earnings to fixed charges, three
                      months ended March 31, 2002 and 2001

(b)      Reports on Form 8-K

Subsequent to December 31, 2001, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated                     Registrant/s           Items reported
-----------------------------------------------------------------------------------------------------------------------------
January 17, 2002          HEI/HECO               Item 5. Announcement of HEI's webcast and teleconference call to review yearend earnings on January 24, 2002

January 23, 2002          HEI/HECO               Item 5. HEI's January 23, 2002 news release reporting 2001 earnings

January 25, 2002          HEI/HECO               Item 5. Updates to HEI's webcast and teleconference call to review yearend earnings on January 24, 2002

February 8, 2002          HEI/HECO               Item 5. Provides information about Hawaiian Electric Company, Inc.'s proposed 138 kv Kamoku-Pukele transmission line

March 5, 2002             HEI/HECO               Item 7. HEI's 2001 Annual Report to Stockholders in its entirety and portions of HECO's 2001 Annual Report to Stockholder

March 25, 2002            HEI/HECO               Item 5. HELCO power situation update

April 22, 2002            HEI/HECO               Item 5. HEI's April 22, 2002 news release reporting first quarter 2002 earnings

May 1, 2002               HEI/HECO               Item 5. Announcement of HEI's webcast and teleconference call of the financial analyst presentation on May 7, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.                       HAWAIIAN ELECTRIC COMPANY, INC.
                                (Registrant)                                        (Registrant)

By  /s/ Robert F. Mougeot                                By  /s/ Richard A. von Gnechten
   --------------------------------------------             --------------------------------------------
     Robert F. Mougeot                                        Richard A. von Gnechten
     Financial Vice President, Treasurer                      Financial Vice President
        and Chief Financial Officer                           (Principal Financial Officer of HECO)
     (Principal Financial Officer of HEI)

Date: May 3, 2002                                        Date: May 3, 2002