Form 10-Q
period 2002-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2002-08-13
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as Specified in Its Charter	Commission File Number	I.R.S. Employer Identification No.
HAWAIIAN ELECTRIC INDUSTRIES, INC.	1-8503	99-0208097

and Principal Subsidiary

HAWAIIAN ELECTRIC COMPANY, INC.	1-4955	99-0040500

State of Hawaii
(State or other jurisdiction of incorporation or organization)

900 Richards Street, Honolulu, Hawaii 96813
(Address of principal executive offices and zip code)

Hawaiian Electric Industries, Inc.—(808) 543-5662
Hawaiian Electric Company, Inc.—(808) 543-7771
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding August 1, 2002
Hawaiian Electric Industries, Inc. (Without Par Value)	36,402,976 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)	12,805,843 Shares (not publicly traded)

HAWAIIAN ELECTRIC INDUSTRIES, INC. AND SUBSIDIARIES
HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q—QUARTER ENDED JUNE 30, 2002

i

HAWAIIAN ELECTRIC INDUSTRIES, INC. AND SUBSIDIARIES
HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q—QUARTER ENDED JUNE 30, 2002

GLOSSARY OF TERMS

Terms	Definitions
AFUDC	Allowance for funds used during construction
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

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order
DLNR	Department of Land and Natural Resources of the State of Hawaii
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
EAB	Environmental Appeals Board
EAPRC	East Asia Power Resources Corporation
Enserch	Enserch Development Corporation
EPA	Environmental Protection Agency—federal

GLOSSARY OF TERMS, continued

Terms	Definitions
EPHE	EPHE Philippines Energy Company, Inc.
FASB	Financial Accounting Standards Board
Federal	U.S. Government
FHLB	Federal Home Loan Bank
GAAP	Accounting principles generally accepted in the United States of America
HCPC	Hilo Coast Power Company
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

HEIPC Group	HEI Power Corp. and its subsidiaries
HELCO	Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.
HPG	HEI Power Corp. Guam, a wholly owned subsidiary of HEI Power Corp.
HTB	Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Service, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions

IPP	Independent power producer

KCP	Kawaihae Cogeneration Partners

KWH	Kilowatthour

MECO	Maui Electric Company, Limited, a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

MW	Megawatt

OTS	Office of Thrift Supervision, Department of Treasury

PBR	Performance-based rate-making

PRPs	Potentially responsible parties

PUC	Public Utilities Commission of the State of Hawaii

ROACE	Return on average common equity

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

TOOTS
The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp. (HTB)), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. On November 10, 1999, HTB sold Young Brothers, Limited and substantially all of HTB’s operating assets and changed its name

YB	Young Brothers, Limited, which was sold on November 10, 1999, was formerly a wholly owned subsidiary of Hawaiian Tug & Barge Corp.

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and its subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, expenses, earnings or losses or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries, the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	the effects of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii and California housing markets;

•	the effects of weather and natural disasters;

•	the effects of terrorist acts and the war on terrorism;

•	the timing and extent of changes in interest rates;

•	the risks inherent in changes in the value of and market for securities available for sale;

•	product demand and market acceptance risks;

•	increasing competition in the electric utility and banking industries;

•	capacity and supply constraints or difficulties;

•	fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses;

•	the ability of independent power producers to deliver the firm capacity anticipated in their power purchase agreements;

•	the ability of the electric utilities to negotiate favorable collective bargaining agreements;

•	new technological developments that could render the operations of HEI’s subsidiaries less competitive or obsolete;

•
federal, state and international governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI and its subsidiaries; decisions by the Hawaii Public Utilities Commission (PUC) in rate cases and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions (such as with respect to environmental conditions, capital adequacy and business practices); changes in taxation; and changes in accounting principles;

•	the risks associated with the geographic concentration of HEI’s businesses;

•	the effects of changes in accounting principles applicable to HEI and its subsidiaries;

•	the effects of changes by securities rating agencies in the ratings of the securities of HEI and Hawaiian Electric Company, Inc. (HECO);

•	the results of financing efforts;

•	the ultimate net proceeds from the disposition of assets and settlement of liabilities of discontinued or sold operations;

•	the ultimate outcome of tax positions taken by HEI and its subsidiaries, including with respect to its real estate investment trust subsidiary and its discontinued operations;

•	the risks of suffering losses that are uninsured; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.

v

PART I—FINANCIAL INFORMATION

Item 1.    Financial statements

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets (unaudited)
(in thousands)		June 30, 2002		December 31, 2001
Assets
Cash and equivalents		$243,873		$450,827
Accounts receivable and unbilled revenues, net		172,215		164,124
Available-for-sale investment and mortgage-related securities		1,943,048		1,613,710
Available-for-sale mortgage-related securities pledged for repurchase agreements		833,390		756,749
Held-to-maturity investment securities		86,735		84,211
Loans receivable, net		2,813,086		2,857,622
Property, plant and equipment, net of accumulated depreciation of $1,386,455 and $1,332,979		2,059,582		2,067,503
Regulatory assets		108,153		111,376
Other		323,610		309,874
Goodwill and other intangibles		100,294		101,947

		$8,683,986		$8,517,943

Liabilities and stockholders’ equity
Liabilities
Accounts payable		$120,735		$119,850
Deposit liabilities		3,737,016		3,679,586
Short-term borrowings		50,439		—
Securities sold under agreements to repurchase		693,839		683,180
Advances from Federal Home Loan Bank		1,097,752		1,032,752
Long-term debt		1,088,576		1,145,769
Deferred income taxes		191,718		185,436
Contributions in aid of construction		213,531		213,557
Other		257,993		293,742

		7,451,599		7,353,872

HEI—and HECO-obligated preferred securities of trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed and HECO and HECO-guaranteed subordinated debentures		200,000		200,000
Preferred stock of subsidiaries—not subject to mandatory redemption		34,406		34,406

		234,406		234,406

Stockholders’ equity
Preferred stock, no par value, authorized 10,000 shares; issued: none		—		—
Common stock, no par value, authorized 100,000 shares; issued and outstanding: 36,345 shares and 35,600 shares		817,209		787,374
Retained earnings		161,099		147,837
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities	$20,506		$(5,181)
Minimum pension liability	(833)	19,673	(365)	(5,546)

		997,981		929,665

		$8,683,986		8,517,943

See accompanying notes to consolidated financial statements.

HAWAIIAN ELECTRIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts and ratio of earnings to fixed charges)
Revenues
Electric utility	$307,676	$313,651	$586,007	$632,074
Bank	102,069	112,250	200,911	228,004
Other	(743)	1,438	(480)	598

	409,002	427,339	786,438	860,676

Expenses
Electric utility	256,723	263,623	489,450	534,036
Bank	77,700	94,678	154,371	190,283
Other	5,094	4,338	9,263	6,723

	339,517	362,639	653,084	731,042

Operating income (loss)
Electric utility	50,953	50,028	96,557	98,038
Bank	24,369	17,572	46,540	37,721
Other	(5,837)	(2,900)	(9,743)	(6,125)

	69,485	64,700	133,354	129,634

Interest expense—other than bank	(18,340)	(19,939)	(36,867)	(39,524)
Allowance for borrowed funds used during construction	488	511	843	1,187
Preferred stock dividends of subsidiaries	(502)	(501)	(1,003)	(1,003)
Preferred securities distributions of trust subsidiaries	(4,009)	(4,009)	(8,018)	(8,018)
Allowance for equity funds used during construction	1,042	955	1,815	2,220

Income before income taxes	48,164	41,717	90,124	84,496
Income taxes	17,180	15,605	32,221	30,620

Income from continuing operations	30,984	26,112	57,903	53,876
Discontinued operations—loss from operations, net of income taxes	—	(524)	—	(543)

Net income	$30,984	$25,588	$57,903	$53,333

Basic earnings (loss) per common share
Continuing operations	$0.86	$0.78	$1.61	$1.62
Discontinued operations	—	(0.02)	—	(0.02)

	$0.86	$0.76	$1.61	$1.60

Diluted earnings (loss) per common share
Continuing operations	$0.85	$0.78	$1.60	$1.61
Discontinued operations	—	(0.02)	—	(0.02)

	$0.85	$0.76	$1.60	$1.59

Dividends per common share	$0.62	$0.62	$1.24	$1.24

Weighted-average number of common shares outstanding	36,189	33,481	36,005	33,321
Dilutive effect of stock options and dividend equivalents	217	165	198	156

Adjusted weighted-average shares	36,406	33,646	36,203	33,477

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits			2.03	1.79

Including interest on ASB deposits			1.71	1.49

See accompanying notes to consolidated financial statements.

HAWAIIAN ELECTRIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
	(in thousands, except per share amounts)
Balance, December 31, 2001	35,600	$787,374	$147,837	$(5,546)	$929,665
Comprehensive income:
Net income	—	—	57,903	—	57,903
Net unrealized gains on securities:
Net unrealized gains arising during the period, net of taxes of $8,799	—	—	—	24,858	24,858
Add: reclassification adjustment for net losses included in net income, net of tax benefits of $554	—	—	—	829	829
Minimum pension liability adjustment, net of tax benefits of $288	—	—	—	(468)	(468)

Comprehensive income	—	—	57,903	25,219	83,122

Issuance of common stock	745	29,835	—	—	29,835
Common stock dividends ($1.24 per share)	—	—	(44,641)	—	(44,641)

Balance, June 30, 2002	36,345	$817,209	$161,099	$19,673	$997,981

Balance, December 31, 2000	32,991	$691,925	$147,324	$(190)	$839,059
Comprehensive income:
Net income	—	—	53,333	—	53,333
Net unrealized losses on securities:
Cumulative effect of the adoption of SFAS No. 133, net of tax benefits of $460	—	—	—	(559)	(559)
Net unrealized losses arising during the period, net of tax benefits of $3,645	—	—	—	(6,478)	(6,478)
Add: reclassification adjustment for net losses included in net income, net of tax benefits of $758	—	—	—	1,319	1,319
Minimum pension liability adjustment, net of tax benefits of $29	—	—	—	(46)	(46)

Comprehensive income	—	—	53,333	(5,764)	47,569

Issuance of common stock	645	23,279	—	—	23,279
Common stock dividends ($1.24 per share)	—	—	(41,288)	—	(41,288)

Balance, June 30, 2001	33,636	$715,204	$159,369	$(5,954)	$868,619

See accompanying notes to consolidated financial statements.

HAWAIIAN ELECTRIC INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended June 30
	2002	2001
	(in thousands)
Cash flows from operating activities
Income from continuing operations	$57,903	$53,876
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of property, plant and equipment	57,619	54,788
Other amortization	11,700	8,237
Provision for loan losses	6,500	6,000
Deferred income taxes	(2,808)	(1,238)
Allowance for equity funds used during construction	(1,815)	(2,220)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(8,091)	23,756
Increase (decrease) in accounts payable	885	(3,172)
Decrease in taxes accrued	(22,181)	(32,965)
Changes in other assets and liabilities	(13,831)	(20,920)

Net cash provided by operating activities	85,881	86,142

Cash flows from investing activities
Proceeds from sale of investment securities	—	72,003
Available-for-sale mortgage-related securities purchased	(1,085,911)	(407,958)
Principal repayments on available-for-sale mortgage-related securities	633,150	232,899
Proceeds from sale of mortgage-related securities	68,586	309,444
Loans receivable originated and purchased	(505,780)	(474,578)
Principal repayments on loans receivable	438,881	372,598
Proceeds from sale of loans	101,204	117,445
Capital expenditures	(52,159)	(53,515)
Other	10,418	9,222

Net cash provided by (used in) investing activities	(391,611)	177,560

Cash flows from financing activities
Net increase in deposit liabilities	57,430	74,999
Net increase (decrease) in short-term borrowings with original maturities of three months or less	50,439	(38,920)
Repayment of other short-term borrowings	—	(3,000)
Net increase in retail repurchase agreements	4,920	2,315
Proceeds from securities sold under agreements to repurchase	836,711	485,245
Repayments of securities sold under agreements to repurchase	(829,750)	(520,048)
Proceeds from advances from Federal Home Loan Bank	128,000	194,100
Principal payments on advances from Federal Home Loan Bank	(63,000)	(249,100)
Proceeds from issuance of long-term debt	7,206	111,580
Repayment of long-term debt	(64,500)	(35,500)
Preferred securities distributions of trust subsidiaries	(8,018)	(8,018)
Net proceeds from issuance of common stock	21,591	14,947
Common stock dividends	(36,459)	(33,225)
Other	(8,195)	(12,812)

Net cash provided by (used in) financing activities	96,375	(17,437)

Net cash provided by discontinued operations	2,401	34,827

Net increase (decrease) in cash and equivalents	(206,954)	281,092
Cash and equivalents, beginning of period	450,827	212,783

Cash and equivalents, end of period	$243,873	$493,875

See accompanying notes to consolidated financial statements.

HAWAIIAN ELECTRIC INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI’s Annual Report on SEC Form 10-K for the year ended December 31, 2001 and the consolidated financial statements and the notes thereto in HEI’s Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2002.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to prior periods’ consolidated financial statements to conform to the 2002 presentation.

(2)  Segment financial information

Segment financial information was as follows:

	Electric Utility	Bank	Other	Total
	(in thousands)
Three months ended June 30, 2002
Revenues from external customers	$307,674	$102,069	$(741)	$409,002
Intersegment revenues (eliminations)	2	–	(2)	–

Revenues	307,676	102,069	(743)	409,002

Profit (loss)*	38,958	22,973	(13,767)	48,164
Income taxes (benefit)	15,108	8,161	(6,089)	17,180

Income (loss) from continuing operations	23,850	14,812	(7,678)	30,984

Six months ended June 30, 2002
Revenues from external customers	$586,004	$200,911	$(477)	$786,438
Intersegment revenues (eliminations)	3	–	(3)	–

Revenues	586,007	200,911	(480)	786,438

Profit (loss)*	72,186	43,746	(25,808)	90,124
Income taxes (benefit)	27,977	15,583	(11,339)	32,221

Income (loss) from continuing operations	44,209	28,163	(14,469)	57,903

Assets (at June 30, 2002, including net assets of discontinued operations)	2,398,843	6,171,257	113,886	8,683,986

Three months ended June 30, 2001
Revenues from external customers	$313,650	$112,250	$1,439	$427,339
Intersegment revenues (eliminations)	1	–	(1)	–

Revenues	313,651	112,250	1,438	427,339

Profit (loss)*	37,157	16,165	(11,605)	41,717
Income taxes (benefit)	14,441	5,958	(4,794)	15,605

Income (loss) from continuing operations	22,716	10,207	(6,811)	26,112

Six months ended June 30, 2001
Revenues from external customers	$632,071	$228,004	$601	$860,676
Intersegment revenues (eliminations)	3	–	(3)	–

Revenues	632,074	228,004	598	860,676

Profit (loss)*	72,158	34,902	(22,564)	84,496
Income taxes (benefit)	28,017	12,820	(10,217)	30,620

Income (loss) from continuing operations	44,141	22,082	(12,347)	53,876

Assets (at June 30, 2001, including net assets of discontinued operations)	2,377,122	5,994,192	176,809	8,548,123

*Income	(loss) from continuing operations before income taxes.

Revenues attributed to foreign countries and long-lived assets located in foreign countries as of the dates and for the periods identified above were not material.

(3)  Electric utility subsidiary

For HECO’s consolidated financial information, including its commitments and contingencies, see pages 14 through 32.

(4)  Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and subsidiaries
Consolidated balance sheet data

	June 30, 2002	December 31, 2001
	(in thousands)
Assets
Cash and equivalents	$218,039	$425,595
Available-for-sale mortgage-related securities	1,930,618	1,598,100
Available-for-sale mortgage-related securities pledged for repurchase agreements	833,390	756,749
Held-to-maturity investment securities	86,735	84,211
Loans receivable, net	2,813,086	2,857,622
Other	189,095	187,224
Goodwill and other intangibles	100,294	101,947

	$6,171,257	$6,011,448

Liabilities and equity
Deposit liabilities—noninterest bearing	$294,988	$246,633
Deposit liabilities—interest bearing	3,442,028	3,432,953
Securities sold under agreements to repurchase	693,839	683,180
Advances from Federal Home Loan Bank	1,097,752	1,032,752
Other	120,353	130,494

	5,648,960	5,526,012
Minority interests and preferred stock of subsidiary	3,498	3,409
Preferred stock	75,000	75,000

Common stock	243,315	242,786
Retained earnings	179,362	165,564
Accumulated other comprehensive income (loss)	21,122	(1,323)

	443,799	407,027

	$6,171,257	$6,011,448

AMERICAN SAVINGS BANK, F.S.B. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT DATA

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Interest and dividend income
Interest and fees on loans	$50,468	$60,766	$102,090	$124,905
Interest on mortgage-related securities	36,325	38,393	68,131	76,195
Interest and dividends on investment securities	1,873	3,432	4,099	9,092

	88,666	102,591	174,320	210,192

Interest expense
Interest on deposit liabilities	19,325	31,233	39,498	63,226
Interest on Federal Home Loan Bank advances	14,440	18,070	28,422	37,727
Interest on securities sold under repurchase agreements	5,612	7,509	9,573	16,359

	39,377	56,812	77,493	117,312

Net interest income	49,289	45,779	96,827	92,880
Provision for loan losses	3,000	3,000	6,500	6,000

Net interest income after provision for loan losses	46,289	42,779	90,327	86,880

Other income
Fees from other financial services	5,345	4,318	9,965	8,082
Fee income on deposit liabilities	4,151	2,211	7,626	4,404
Fee income on other financial products	2,368	2,428	5,055	3,568
Fee income on loans serviced for others	100	487	513	1,131
Gain on sale of securities	117	4,035	273	3,999
Loss on investment	—	(5,417)	—	(6,164)
Other income	1,322	1,597	3,159	2,792

	13,403	9,659	26,591	17,812

General and administrative expenses
Compensation and employee benefits	15,276	13,111	29,293	25,557
Office occupancy	7,376	7,109	14,491	14,099
Service bureau	2,664	2,419	5,340	4,844
Consulting	1,146	1,097	2,792	1,627
Amortization of goodwill and core deposit intangibles*	432	1,677	865	3,345
Other	8,429	9,453	17,597	17,499

	35,323	34,866	70,378	66,971

Income before minority interests and income taxes	24,369	17,572	46,540	37,721
Minority interests	44	55	89	114
Income taxes	8,161	5,958	15,583	12,820

Income before preferred stock dividends	16,164	11,559	30,868	24,787
Preferred stock dividends	1,352	1,352	2,705	2,705

Net income for common stock	$14,812	$10,207	$28,163	$22,082

*	See note (9) of notes to consolidated financial statements for a discussion of goodwill amortization.

At June 30, 2002, ASB had commitments to borrowers for undisbursed loan funds and unused lines and letters of credit of $0.7 billion.

Disposition of certain debt securities

In June 2000, the Office of Thrift Supervision (OTS) advised American Savings Bank, F.S.B. (ASB) that four series of trust certificates, in the original aggregate principal amount of $114 million, were impermissible investments under regulations applicable to federal savings banks and subsequently directed that ASB dispose of the securities. The original trust certificates were purchased through two brokers and represented (i) the right to receive the principal amount of the trust certificates at maturity from an Aaa-rated swap counterparty (principal swap) and (ii) the right to receive the cash flow received on subordinated notes (income class notes). As a result, ASB recognized interest income on these securities on a cash basis and reclassified these trust certificates from held-to-maturity status to available-for-sale status in its financial statements, recognizing a $3.8 million net loss ($5.8 million pretax) on the writedown of these securities to their then-current estimated fair value. In the first six months of 2001, ASB recognized an additional $4.0 million net loss ($6.2 million pretax) on the writedown of three series of these trust certificates to their then-current estimated fair value. In April 2001, ASB sold one issue of trust certificates for $30 million, an amount approximating the original purchase price.

After demanding that PaineWebber Incorporated, the broker through whom the other three issues of trust certificates were purchased, buy them back from ASB or rescind the transaction, ASB filed a lawsuit against PaineWebber Incorporated seeking rescission or other remedies, including recovery of any losses ASB (directly and through its indemnification of HEI) may incur as a result of its purchase and ownership of these trust certificates.

To bring ASB into compliance with the OTS direction, ASB directed the trustees to terminate the principal swaps on the three issues and received $43 million from the swaps. Prior to terminating the swaps, ASB had received $2 million of cash from the three issues of trust certificates. After terminating the swaps, the related income class notes were sold by the swap counterparty to HEI. In May 2001, HEI purchased two series of the income class notes for approximately $21 million and, in July 2001, HEI purchased the third series of income class notes for approximately $7 million. As of June 30, 2002, HEI had received $7.6 million of cash from the income class notes.

Due to the uncertainty of future cash flows, HEI is accounting for the income class notes under the cost recovery method of accounting. In the second half of 2001 and the first half of 2002, HEI recognized a $5.6 million ($8.7 million pretax) and a $1.2 million ($1.9 million pretax), respectively, net loss on the writedown of the three income class notes to their then-current estimated fair value based upon an independent third party valuation that is updated quarterly. As of June 30, 2002, the fair value and carrying value (including valuation adjustments) of the three income class notes were $12.4 million. HEI could incur additional losses from the ultimate disposition of these income class notes from further “other-than-temporary” declines in their fair value. ASB has agreed to indemnify HEI against losses related to these income class notes, but the indemnity obligation is payable solely out of any recoveries achieved in the litigation against PaineWebber Incorporated. In 2002, PaineWebber Incorporated filed a counterclaim alleging misrepresentation and fraud among other allegations. The ultimate outcome of this litigation cannot be determined at this time.

ASB Realty Corporation

In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced Hawaii bank franchise taxes, net of federal income taxes, of HEI Diversified, Inc. (HEIDI) and ASB by $2.1 million for the six months ended June 30, 2002 and $12.3 million for prior years. Although a State of Hawaii Department of Taxation tax auditor has challenged ASB’s position that it is entitled to a dividends received deduction on dividends paid to it by ASB Realty Corporation, ASB believes that its tax position is proper.

(5)  Discontinued operations

HEI Power Corp. (HEIPC)

On October 23, 2001, the HEI Board of Directors adopted a formal plan to exit the international power business (engaged in by HEIPC and its subsidiaries, the HEIPC Group) over the next year. HEIPC management has been carrying out a program to dispose of all of the HEIPC Group’s remaining projects and investments. Accordingly, the HEIPC Group has been reported as a discontinued operation in the Company’s consolidated statements of income.

Guam project

In September 1996, HEI Power Corp. Guam (HPG) entered into an energy conversion agreement for approximately 20 years with the Guam Power Authority, pursuant to which HPG repaired and operated two oil-fired 25 megawatt (MW) (net) units in Tanguisson, Guam. In November 2001, HEI sold HPG for a nominal gain.

China project

In 1998 and 1999, the HEIPC Group acquired what became a 75% interest in a joint venture, Baotou Tianjiao Power Co., Ltd., formed to construct, own and operate a 200 MW (net) coal-fired power plant to be located in Inner Mongolia. The power plant was intended to be built “inside the fence” for Baotou Iron & Steel (Group) Co., Ltd. The project received approval from both the national and Inner Mongolia governments. However, the Inner Mongolia Power Company, which owns and operates the electricity grid in Inner Mongolia, caused a delay of the project by failing to enter into a satisfactory interconnection arrangement with the joint venture. The Inner Mongolia Power Company was seeking to limit the joint venture’s load, which is inconsistent with the terms of the project approvals and the power purchase contract. Upon appeal to the Inner Mongolia government, the Inner Mongolia Economic and Trade Committee (the regulator of the electric utility industry) refused to enforce the HEIPC Group’s rights associated with the approved project. The HEIPC Group determined that a satisfactory interconnection arrangement could not be obtained and is not proceeding with the project. (An indirect subsidiary of HEIPC has a conditional, nonrecourse commitment to make an additional investment in Baotou Tianjiao Power Co., Ltd., but it is HEIPC’s position that the conditions to this commitment have not been satisfied and no further investment will be made.) In the third quarter of 2001, the HEIPC Group wrote off its remaining investment of approximately $24 million in the project. The HEIPC Group is continuing to pursue recovery of the costs incurred in connection with the joint venture interest; however, there can be no assurance that any amounts will be recovered.

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

Due to the equity losses of $24.1 million incurred in 2000 from the investment in EPHE and the changes in the political and economic conditions related to the investment (primarily devaluation of the Philippine peso and increase in fuel oil prices), management determined that the investment in EAPRC was impaired and, on December 31, 2000, wrote off the remaining $65.7 million investment in EAPRC. Also, on December 31, 2000, HEI accrued a potential payment obligation under an HEI guaranty of $10 million of EAPRC loans. In the first quarter of 2001, HEI was partially released ($1.5 million) from the guaranty obligation; and, in August 2002, HEI paid the remaining guaranty obligation ($8.5 million) in full satisfaction of such obligation.

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

For the three months ended June 30, 2001, the HEIPC Group had revenues from operations of $1.5 million, operating loss of $0.4 million, interest expense of $0.4 million and income tax benefits of $0.2 million. For the six months ended June 30, 2001, the HEIPC Group had revenues from operations of $3.0 million, operating income of $0.4 million, interest expense of $0.8 million and income taxes of $0.2 million. As of June 30, 2002, the remaining net assets of the discontinued international power operations, after the writeoffs and writedowns described above, amounted to $7 million (included in “Other” assets) and consisted primarily of the investment in CEPALCO and deferred taxes receivable, reduced by a reserve for losses from operations during the phase-out period and the remaining $8.5 million HEI guaranty obligation (fully satisfied in August 2002).

The amounts that HEIPC will ultimately realize from the disposition or sale of the international power assets could differ materially from the recorded amounts. This could occur, for example, if the HEIPC Group is successful in recovery of the costs incurred in connection with the China joint venture interest, if the investment in CEPALCO is disposed of for less or more than $7.0 million or if the Internal Revenue Service does not accept HEI’s treatment of the write-off of its indirect investment in EAPRC as an ordinary loss for federal corporate income tax purposes. In addition, further losses from the discontinued international power operations may be sustained during the phase-out period if the expenditures made in seeking recovery of the costs incurred in connection with the China joint venture interest exceed the total of any recovery ultimately achieved and the amount provided for in HEI’s reserve for discontinued operations.

(6)  Cash flows

Supplemental disclosures of cash flow information

For the six months ended June 30, 2002 and 2001, the Company paid interest amounting to $107.0 million and $146.9 million, respectively.

For the six months ended June 30, 2002 and 2001, the Company paid income taxes amounting to $39.0 million and $19.4 million, respectively.

Supplemental disclosures of noncash activities

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $8.2 million and $8.1 million for the six months ended June 30, 2002 and 2001, respectively.

ASB securitized $392.8 million of residential loans into mortgage-related securities in the six months ended June 30, 2001.

(7)  Recent accounting pronouncements

Asset retirement obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The discounted liability is to be accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company is to recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on January 1, 2003. Management has not yet determined the impact, if any, of adoption.

Rescission of SFAS No. 4, 44 and 64, amendment of SFAS No. 13, and technical corrections

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends

SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company adopted the provisions of SFAS No. 145 in the second quarter of 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

Costs associated with exit or disposal activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial condition, results of operations or liquidity.

(8)  Commitments and contingencies

See note (4), “Bank subsidiary,” and note (5), “Discontinued operations,” above and note (4), “Commitments and contingencies,” in HECO’s notes to consolidated financial statements.

(9)  Goodwill and other intangibles

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and also be reviewed for impairment in accordance with SFAS No. 144.

Goodwill

The Company’s $83.2 million of goodwill is in the bank segment and was tested for impairment as of January 1, 2002 and will be tested for impairment annually in the third quarter. As of January 1, 2002, there was no impairment of goodwill. The fair value of ASB was estimated using a valuation method based on a market approach which takes into consideration market values of comparable publicly traded companies and recent transactions of companies in the industry.

Application of the provisions of SFAS No. 142 has affected the comparability of current period results of operations with prior periods because the goodwill in the bank segment is no longer being amortized over a 25-year period. Thus, the following “transitional” disclosures present net income and earnings per common share “adjusted” in 2001 as shown below:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Consolidated
Reported net income	$30,984	$25,588	$57,903	$53,333
Goodwill amortization, net of tax benefits	—	962	—	1,916

Adjusted net income	$30,984	$26,550	$57,903	$55,249

Per common share:
Reported basic earnings	$0.86	$0.76	$1.61	$1.60
Goodwill amortization, net of tax benefits	—	0.03	—	0.06

Adjusted basic earnings	$0.86	$0.79	$1.61	$1.66

Per common share:
Reported diluted earnings	$0.85	$0.76	$1.60	$1.59
Goodwill amortization, net of tax benefits	—	0.03	—	0.06

Adjusted diluted earnings	$0.85	$0.79	$1.60	$1.65

Bank
Reported net income	$14,812	$10,207	$28,163	$22,082
Goodwill amortization, net of tax benefits	—	962	—	1,916

Adjusted net income	$14,812	$11,169	$28,163	$23,998

Amortized intangible assets

	June 30, 2002		December 31, 2001
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(in thousands)
Core deposits	$26,520	$17,119	$26,520	$16,254
Mortgage servicing rights	11,021	3,327	11,025	2,544

	$37,541	$20,446	$37,545	$18,798

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Aggregate amortization expense	$852	$758	$1,648	$1,335

The estimated aggregate amortization expense for ASB’s core deposits and mortgage servicing rights for 2002, 2003, 2004, 2005 and 2006 is $3.3 million, $3.1 million, $2.9 million, $2.7 million and $2.5 million, respectively.

        ASB capitalizes mortgage servicing rights acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. Changes in mortgage interest rates impact the value of ASB’s mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decreases the value of mortgage servicing rights and increases the amortization of the mortgage servicing rights. Currently, ASB does not hedge its mortgage servicing rights against this risk. During the three and six month periods ended June 30, 2002, mortgage servicing rights acquired were not significant.

(10)  Financing costs

HEI uses the effective interest method to amortize the financing costs of the holding company over the term of the related long-term debt.

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2002	December 31, 2001
	(in thousands, except par value)
Assets
Utility plant, at cost
Land	$31,858	$31,689
Plant and equipment	3,112,564	3,068,254
Less accumulated depreciation	(1,315,021)	(1,266,332)
Plant acquisition adjustment, net	328	354
Construction in progress	169,826	170,558

Net utility plant	1,999,555	2,004,523

Current assets
Cash and equivalents	1,356	1,858
Customer accounts receivable, net	84,034	81,872
Accrued unbilled revenues, net	57,537	52,623
Other accounts receivable, net	2,733	2,652
Fuel oil stock, at average cost	29,114	24,440
Materials and supplies, at average cost	21,176	19,702
Prepayments and other	63,209	53,744

Total current assets	259,159	236,891

Other assets
Regulatory assets	108,153	111,376
Other	31,976	36,948

Total other assets	140,129	148,324

	$2,398,843	$2,389,738

Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	295,777	295,806
Retained earnings	520,757	495,961

Common stock equity	901,921	877,154
Cumulative preferred stock—not subject to mandatory redemption	34,293	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	100,000	100,000
Long-term debt	677,098	670,674

Total capitalization	1,713,312	1,682,121

Current liabilities
Long-term debt due within one year	10,478	14,595
Short-term borrowings—nonaffiliate	45,839	–
Short-term borrowings—affiliate	6,180	48,297
Accounts payable	58,032	53,966
Interest and preferred dividends payable	11,170	11,765
Taxes accrued	65,565	86,058
Other	26,491	29,799

Total current liabilities	223,755	244,480

Deferred credits and other liabilities
Deferred income taxes	146,411	145,608
Unamortized tax credits	49,112	48,512
Other	52,722	55,460

Total deferred credits and other liabilities	248,245	249,580

Contributions in aid of construction	213,531	213,557

	$2,398,843	$2,389,738

See accompanying notes to HECO’s consolidated financial statements.

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands, except for ratio of earnings to fixed charges)
Operating revenues	$306,616	$312,455	$583,949	$629,748

Operating expenses
Fuel oil	74,355	82,085	133,590	170,330
Purchased power	76,520	83,481	153,621	165,397
Other operation	32,462	30,096	61,685	59,870
Maintenance	16,010	13,015	30,022	28,212
Depreciation	26,363	25,363	52,723	49,972
Taxes, other than income taxes	30,792	29,426	57,482	59,917
Income taxes	15,032	14,362	27,823	27,966

	271,534	277,828	516,946	561,664

Operating income	35,082	34,627	67,003	68,084

Other income
Allowance for equity funds used during construction	1,042	955	1,815	2,220
Other, net	762	960	1,577	1,937

	1,804	1,915	3,392	4,157

Income before interest and other charges	36,886	36,542	70,395	72,241

Interest and other charges
Interest on long-term debt	10,167	10,072	20,303	20,001
Amortization of net bond premium and expense	507	507	1,007	1,037
Other interest charges	432	1,340	883	3,413
Allowance for borrowed funds used during construction	(488)	(511)	(843)	(1,187)
Preferred stock dividends of subsidiaries	229	229	458	458
Preferred securities distributions of trust subsidiaries	1,919	1,919	3,838	3,838

	12,766	13,556	25,646	27,560

Income before preferred stock dividends of HECO	24,120	22,986	44,749	44,681
Preferred stock dividends of HECO	270	270	540	540

Net income for common stock	$23,850	$22,716	$44,209	$44,141

Ratio of earnings to fixed charges (SEC method)			3.66	3.44

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Retained earnings, beginning of period	$507,087	$465,395	$495,961	$443,970
Net income for common stock	23,850	22,716	44,209	44,141
Common stock dividends	(10,180)	—	(19,413)	—

Retained earnings, end of period	$520,757	$488,111	$520,757	$488,111

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO’s consolidated financial statements.

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30
	2002	2001
	(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO	$44,749	$44,681
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Depreciation of property, plant and equipment	52,723	49,972
Other amortization	6,321	6,373
Deferred income taxes	859	2,222
Tax credits, net	1,379	534
Allowance for equity funds used during construction	(1,815)	(2,220)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(2,243)	12,209
Decrease (increase) in accrued unbilled revenues	(4,914)	9,430
Decrease (increase) in fuel oil stock	(4,674)	25
Increase in materials and supplies	(1,474)	(3,442)
Increase in regulatory assets	(1,127)	(1,119)
Increase (decrease) in accounts payable	4,066	(21,029)
Decrease in taxes accrued	(20,493)	(2,121)
Changes in other assets and liabilities	(4,889)	(13,338)

Net cash provided by operating activities	68,468	82,177

Cash flows from investing activities
Capital expenditures	(50,160)	(51,072)
Contributions in aid of construction	5,443	3,650

Net cash used in investing activities	(44,717)	(47,422)

Cash flows from financing activities
Common stock dividends	(19,413)	—
Preferred stock dividends	(540)	(540)
Preferred securities distributions of trust subsidiaries	(3,838)	(3,838)
Proceeds from issuance of long-term debt	7,206	11,580
Repayment of long-term debt	(5,000)	—
Net increase (decrease) in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	3,722	(31,283)
Repayment of other short-term borrowings	—	(3,000)
Other	(6,390)	(8,275)

Net cash used in financing activities	(24,253)	(35,356)

Net decrease in cash and equivalents	(502)	(601)
Cash and equivalents, beginning of period	1,858	1,534

Cash and equivalents, end of period	$1,356	$933

See accompanying notes to HECO’s consolidated financial statements.

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO’s Annual Report on SEC Form 10-K for the year ended December 31, 2001 and the consolidated financial statements and the notes thereto in HECO’s Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2002.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of June 30, 2002 and December 31, 2001, the results of their operations for the three and six months ended June 30, 2002 and 2001, and their cash flows for the six months ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to prior periods’ consolidated financial statements to conform to the 2002 presentation.

(2)  Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes they collect from customers and pay to taxing authorities. Revenue taxes to be paid to the taxing authorities are recorded as an expense and a corresponding liability in the year the related revenues are recognized. Payments to the taxing authorities are made in the subsequent year. For the six months ended June 30, 2002, HECO and its subsidiaries included $52 million of revenue taxes in “operating revenues” and $54 million (including a $2 million nonrecurring PUC fee adjustment) of revenue taxes in “taxes, other than income taxes” expense. For the six months ended June 30, 2001, HECO and its subsidiaries included $56 million of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

(3)  Cash flows

Supplemental disclosures of cash flow information

For the six months ended June 30, 2002 and 2001, HECO and its subsidiaries paid interest amounting to $21.5 million and $22.8 million, respectively.

For the six months ended June 30, 2002 and 2001, HECO and its subsidiaries paid income taxes amounting to $29.0 million and $15.2 million, respectively.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $1.8 million and $2.2 million for the six months ended June 30, 2002 and 2001, respectively.

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(4)  Commitments and contingencies

HELCO power situation

In 1991, Hawaii Electric Light Company, Inc. (HELCO) began planning to meet increased electric generation demand forecast for 1994. HELCO’s plans were to install at its Keahole power plant two 20 MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) dual-train combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994. The timing of the installation of HELCO’s phased units has been revised on several occasions due to delays in obtaining an amendment of a land use permit from the Hawaii Board of Land and Natural Resources (BLNR) and an air permit from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) for the Keahole power plant site. The delays are also attributable to lawsuits, claims and petitions filed by independent power producers (IPPs) and other parties challenging these permits and objecting to the expansion, alleging among other things that (1) operation of the expanded Keahole site would not comply with land use regulations (including noise standards) and HELCO’s land patent; (2) HELCO cannot operate the plant within current air quality standards; (3) HELCO could alternatively purchase power from IPPs to meet increased electric generation demand; and (4) HELCO’s land use entitlement expired in April 1999.

As a result of the favorable decisions described below, most notably the issuance of a final air permit, extension of the land use entitlement period and lifting of the stay on further construction by the Third Circuit Court of the State of Hawaii (Circuit Court), HELCO has been proceeding with the installation of CT-4 and CT-5 since April 29, 2002.

Land use permit amendment.    The Circuit Court ruled in 1997 that because the BLNR had failed to render a valid decision on HELCO’s application to amend its land use permit before the statutory deadline in April 1996, HELCO was entitled to use its Keahole site for the expansion project (HELCO’s “default entitlement”). Final judgments of the Circuit Court related to this ruling are on appeal to the Hawaii Supreme Court which, in 1998, denied motions to stay the Circuit Court’s final judgment pending resolution of the appeals.

The Circuit Court’s final judgment provided that HELCO must comply with the conditions in its application and with the standard land use conditions insofar as those conditions were not inconsistent with HELCO’s default entitlement. There have been numerous proceedings before the Circuit Court and the BLNR in which certain parties (a) have sought determinations of what conditions apply to HELCO’s default entitlement, (b) have claimed that HELCO has not complied with applicable land use conditions and that its default entitlement should thus be forfeited, (c) have claimed that HELCO will not be able to operate the proposed plant without violating applicable land use conditions and provisions of Hawaii’s Air Pollution Control Act and Noise Pollution Act and (d) have sought orders enjoining any further construction at the Keahole site. Although there has not been a final resolution of these claims, there have been several significant rulings related to these claims.

First, based on a change by the DOH in its interpretation of the noise rules it promulgated under the Hawaii Noise Pollution Act, the Circuit Court ruled that a stricter noise standard than the previously applied standard applies to HELCO’s plant, but left enforcement of the ruling to the DOH. The DOH has been periodically monitoring noise levels at the site. If the DOH were to issue a notice of violation based on the stricter standards, HELCO may, among other things, assert that the noise regulations, as applied to it at Keahole, are unconstitutional. Meanwhile, while not waiving possible claims or defenses that it might have against the DOH, HELCO has implemented noise mitigation measures for the existing units at Keahole and is planning to implement additional noise mitigation measures for both the existing units and for CT-4 and CT-5. The estimated cost for these additional noise mitigation measures (for the existing units and CT-4 and CT-5) is $5 million, which amount should be incurred primarily in the second half of 2002 and will be capitalized. While the noise mitigation measures are being implemented, HELCO applied to the DOH and has received approval for a noise permit through 2003.

Second, in September 2000, the Circuit Court orally ruled that, absent a legal or equitable extension properly authorized by the BLNR, the three-year construction period in the standard land use conditions of the Department of Land and Natural Resources of the State of Hawaii (DLNR) expired in April 1999. In October 2000, HELCO filed

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

with the BLNR a request for extension of the construction deadline and, in January 2001, the BLNR sent the request to a contested case hearing, which was held in September 2001. The BLNR, by Order dated March 25, 2002, granted HELCO an extension through December 31, 2003. The extension is subject to a number of conditions, including, but not limited to, HELCO (1) complying with all applicable laws and with all conditions applicable (a) to the default entitlement, including the 15 standard land use conditions (except where deviations are approved by the BLNR), and (b) to each Conservation District Use Permit (CDUP) and amendment previously awarded to HELCO for this site; (2) agreeing to indemnify and hold the State harmless from claims arising out of any act or omission of HELCO relating to the “permit”; (3) proceeding with construction in accordance with construction plans to be submitted to and signed by the chairperson of the BLNR; (4) obtaining approval of the DOH and the Board of Water Supply for any potable water supply or sanitation facilities; (5) complying with its representations relative to mitigation, as set forth in the accepted environmental impact statement; (6) minimizing or eliminating any interference, nuisance or harm which may be caused by this land use; (7) filing, within 90 days of the Order, an application for boundary amendment with the State Land Use Commission (LUC) to remove the site from the conservation district; and (8) complying with other terms and conditions as prescribed by the chairperson of the BLNR. The Order states that failure to comply with any of these conditions shall render the “permit” void. The Order also states that “no further extensions will be provided.” On June 21, 2002, HELCO filed an application for a boundary amendment with the LUC. A hearing before the LUC is tentatively scheduled for September 2002 in order to determine the adequacy, for purposes of the boundary amendment petition, of the Environmental Impact Statement accepted in 1993 and submitted by HELCO as part of its petition. HELCO’s assessment is that it will be able to comply with each of the conditions in the Order.

Keahole Defense Coalition (KDC) and the Department of Hawaiian Home Lands (DHHL) filed two appeals of the BLNR Order with the Circuit Court and those appeals have been consolidated. KDC and DHHL each filed their opening briefs in July 2002. HELCO’s answering brief is due on August 26, 2002. On July 19, 2002, KDC and DHHL filed a motion to supplement the record on appeal, and DHHL filed a joinder in that motion on July 23, 2002. HELCO filed a memorandum in opposition on July 31, 2002, and by order dated August 2, 2002, the Circuit Court denied the motion to supplement. Oral arguments are scheduled for September 16, 2002.

At a hearing on May 8, 2002, the Circuit Court denied the following motions: a motion for a stay while one of the appeals is pending; a motion for injunction to enjoin construction (based on the allegation that HELCO’s default entitlement is no longer valid); and a motion for preliminary injunction to enjoin construction until the Hawaii Supreme Court decides HELCO’s appeal of the DOH noise regulations and until HELCO demonstrates that the expanded plant can satisfy the noise standards established in 1999 by the Circuit Court. The nonprevailing parties made several filings in response to the denial of these motions. On May 14, 2002, they filed a petition for writ of mandamus with the Hawaii Supreme Court, attempting to get that court to compel the Circuit Court to enforce the conditions in its 1998 final judgment. The Hawaii Supreme Court denied that petition on July 1, 2002. On May 15, 2002, the nonprevailing parties filed a motion for reconsideration of the Circuit Court’s decision denying the motion for preliminary injunction. That motion is pending. On June 10, 2002, the nonprevailing parties filed a notice of appeal to the Hawaii Supreme Court of the Circuit Court’s decision denying the motion for injunction. HELCO believes that it will prevail on the appeals.

Third, in December 2000, the Circuit Court granted a motion to stay further construction. However, in April 2002, the stay was lifted in light of the BLNR’s March 25, 2002 Order.

Air permit.    In 1997, the DOH issued a final air permit for the Keahole expansion project. Nine appeals of the issuance of the permit were filed with the EPA’s Environmental Appeals Board (EAB). In November 1998, the EAB denied the appeals on most of the grounds stated, but directed the DOH to reopen the permit for limited purposes. The EPA and DOH required additional data collection, which was satisfactorily completed in April 2000. A final air permit was reissued by the DOH in July 2001. Six appeals were filed with the EAB, but those appeals were denied. On November 27, 2001, the final air permit became effective. In December 2001, opponents filed a Motion for Reconsideration which the EAB denied in January 2002.

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

IPP Complaints.    Three IPPs––Kawaihae Cogeneration Partners (KCP), Enserch Development Corporation (Enserch) and Hilo Coast Power Company (HCPC)––filed separate complaints with the PUC in 1993, 1994 and 1999, respectively, alleging that they are each entitled to a power purchase agreement (PPA) to provide HELCO with additional capacity. KCP and Enserch each claimed they would be a substitute for HELCO’s planned expansion of Keahole.

In 1994 and 1995, the PUC allowed HELCO to pursue construction of and commit expenditures for CT-5 and ST-7, but noted that such costs are not to be included in rate base until the project is installed and “is used and useful for utility purposes.” The PUC also ordered HELCO to continue negotiating with the IPPs and held that the facility to be built should be the one that can be most expeditiously put into service at “allowable cost.”

The Enserch and HCPC complaints have been resolved by HELCO’s entry into two PPAs which were necessary to ensure reliable service to customers on the island of Hawaii, but, in the opinion of management, do not supplant the need for CT-4 and CT-5. HELCO can terminate the PPA with HCPC prior to its 2004 expiration date for a fee.

In October 1999, the Circuit Court ruled that the lease for KCP’s proposed plant site was invalid. Based on this ruling and for other reasons, management believes that KCP’s pending proposal for a PPA is not viable and, therefore, will not impact the need for CT-4 and CT-5.

Management’s evaluation; costs incurred.    Management believes that the issues surrounding the amendment to the land use permit and applicable land use conditions and related matters will be satisfactorily resolved and will not prevent HELCO from continuing to construct CT-4 and CT-5 now that construction has commenced. Management currently expects that CT-4 will be in service in December 2002 and CT-5 will be in service in February 2003. However, because of the ongoing challenges to the project, there can be no assurances that CT-4 and CT-5 will be installed or that this time frame will be met.

The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of June 30, 2002. However, if it becomes probable that CT-4 and/or CT-5 will not be installed or probable that, even if CT-4 and CT-5 are installed, the PUC will disallow certain costs for rate-making purposes, HELCO may be required to write off a material portion of the costs incurred in its efforts to put these units into service. As of June 30, 2002, HELCO’s costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (less costs the PUC permitted to be transferred to plant-in-service for pre-air permit facilities) amounted to approximately $75 million, including $29 million for equipment and material purchases, $26 million for planning, engineering, permitting, site development and other costs and $20 million for an allowance for funds used during construction (AFUDC) prior to HELCO’s decision to discontinue the further accrual of AFUDC on CT-4 and CT-5, effective December 1, 1998, due in part to the delays and the potential for further delays. In view of the limitation on the construction period and the requirements of the boundary amendment process, HELCO has decided to defer the installation of ST-7 to a date outside of the near-term planning horizon. No costs for ST-7 are included in construction in progress.

Oahu transmission system

Oahu’s power sources are located primarily in West Oahu. The bulk of HECO’s system load is in the Honolulu/East Oahu area. HECO transmits bulk power to the Honolulu/East Oahu area over two major transmission corridors (Northern and Southern). HECO planned to construct a part underground/part overhead 138 kv transmission line from the Kamoku substation to the Pukele substation in order to close the gap between the Southern and Northern corridors and provide a third 138 kv transmission line to the Pukele substation.

The proposed Kamoku to Pukele transmission line project required the BLNR to approve a CDUP for the overhead portion of the line that is in conservation district lands. Several community and environmental groups have opposed the project, particularly the overhead portion of the line.

In November 2000, the DLNR accepted a Revised Final Environmental Impact Statement (RFEIS) prepared in support of HECO’s application for a CDUP. In January 2001, three organizations and an individual filed a complaint

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

challenging the DLNR’s acceptance of the RFEIS and seeking, among other things, a judicial declaration that the RFEIS is inadequate and null and void. HECO continues to contest the lawsuit.

The BLNR held a public hearing on the CDUP in March 2001, at which several groups requested a contested case hearing which was held in November 2001. The hearings officer submitted his report, findings of fact and conclusions of law and recommended that HECO’s request for the CDUP be denied. He concluded that HECO had failed to establish that there is a need that outweighs the transmission line’s adverse impacts on conservation district lands and that there are practical alternatives that could be pursued, including an all-underground route outside the conservation district lands. On June 28, 2002, the BLNR issued a ruling denying HECO’s request for the CDUP.

HECO continues to believe that the proposed line is needed. HECO is evaluating other alternatives (e.g., other alignments for the transmission line) and further actions, including seeking a declaratory ruling from the PUC on the issue of the need for the line. Until this evaluation of alternatives is completed, an estimated project completion date cannot be determined.

As of June 30, 2002, the accumulated costs related to the Kamoku to Pukele transmission line amounted to $16 million, including $12 million for planning, engineering and permitting costs and $4 million for AFUDC. These costs are recorded in construction in progress. The recovery of costs relating to the Kamoku to Pukele transmission line project is subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put the Kamoku to Pukele transmission line into service is required as of June 30, 2002. However, if it becomes probable that the Kamoku to Pukele transmission line will not be installed, or probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the costs incurred in its efforts to put the Kamoku to Pukele transmission line into service.

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

In 1999, the Work Group submitted reports to the DOH presenting environmental conditions and recommendations for additional data gathering to allow for an assessment of the need for risk-based corrective action. The Work Group also engaged a consultant who identified 27 additional potentially responsible parties (PRPs) who were not members of the Work Group, including YB. Under the terms of the agreement for the sale of YB, HEI and The Old Oahu Tug Service, Inc. (TOOTS, formerly HTB) have specified indemnity obligations, including obligations with respect to the Honolulu Harbor investigation.

In response to the DOH’s request for technical assistance, the EPA became involved with the harbor investigation in June 2000. In November 2000, the DOH issued notices to over 20 other PRPs, including YB, regarding the ongoing investigation in the Honolulu Harbor area. A new voluntary agreement and a joint defense agreement were signed by the parties in the Work Group and some of the new PRPs, including Phillips Petroleum, but not YB. The group is now called the Iwilei District Participating Parties (Participating Parties). The Participating Parties agreed to fund remediation work using an interim cost allocation method. In September 2001, TOOTS joined the Participating Parties.

In July 2001, the EPA issued a notice of interest (Initial NOI) under the Oil Pollution Act of 1990 to HECO, YB and others regarding the Iwilei Unit of the Honolulu Harbor site. In the Initial NOI, the EPA stated that immediate

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Management has developed a preliminary estimate of costs for continuing investigative work, remedial activities and monitoring at the Iwilei Unit of the site. Management estimates that HECO will incur approximately $1.1 million (of which $0.1 million has been incurred through June 30, 2002) and TOOTS will incur approximately $0.1 million in connection with work to be performed at the site primarily from January 2002 through December 2003. These estimates were expensed in 2001. However, because (1) the full scope and extent of additional investigative work, remedial activities and monitoring are unknown at this time, (2) the final cost allocation method has not yet been determined and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei Unit (including its Honolulu power plant site), the HECO and TOOTS cost estimates may be subject to significant change.

(5)  HECO-obligated mandatorily redeemable preferred securities of trust subsidiaries holding solely HECO and HECO-guaranteed subordinated debentures

In March 1997, HECO Capital Trust I (Trust I), a grantor trust and a wholly owned subsidiary of HECO, sold (i) in a public offering, 2 million of its HECO-Obligated 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (1997 trust preferred securities) with an aggregate liquidation preference of $50 million and (ii) to HECO, common securities with a liquidation preference of approximately $1.55 million. Proceeds from the sale of the 1997 trust preferred securities and the common securities were used by Trust I to purchase 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (1997 junior deferrable debentures) issued by HECO in the principal amount of $31.55 million and issued by each of Maui Electric Company, Limited (MECO) and HELCO in the respective principal amounts of $10 million. The 1997 junior deferrable debentures, which bear interest at 8.05% and mature on March 27, 2027, together with the subsidiary guarantees (pursuant to which the obligations of MECO and HELCO under their respective debentures are fully and unconditionally guaranteed by HECO), are the sole assets of Trust I. The 1997 trust preferred securities must be redeemed at the maturity of the underlying debt on March 27, 2027, which maturity may be shortened to any date after March 27, 2002 or extended to a date no later than March 27, 2046. The 1997 trust preferred securities are not redeemable at the option of the holders, and may now be redeemed by Trust I, in whole or in part. All of the proceeds from the sale were invested by Trust I in the underlying debt securities of HECO, HELCO and MECO.

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

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO’s consolidated balance sheets as of June 30, 2002 and December 31, 2001. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a “Special Event” (relating to certain changes in laws or regulations).

(6)  Recent accounting pronouncements

Asset retirement obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The discounted liability is to be accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company is to recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. HECO and its subsidiaries will adopt SFAS No. 143 on January 1, 2003. Management has not yet determined the impact, if any, of adoption.

Rescission of SFAS No. 4, 44 and 64, amendment of SFAS No. 13, and technical corrections

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. HECO and its subsidiaries adopted the provisions of SFAS No. 145 in the second quarter of 2002. The adoption of SFAS No. 145 did not have a material effect on HECO and its subsidiaries’ financial condition, results of operations or liquidity.

Costs associated with exit or disposal activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. HECO and its subsidiaries will adopt the provisions of SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material effect on HECO and its subsidiaries’ financial condition, results of operations or liquidity.

(7)  Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(in thousands)
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$50,953	$50,028	$96,557	$98,038
Deduct:
Income taxes on regulated activities	(15,032)	(14,362)	(27,823)	(27,966)
Revenues from nonregulated activities	(1,060)	(1,196)	(2,058)	(2,326)
Add:
Expenses from nonregulated activities	221	157	327	338

Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$35,082	$34,627	$67,003	$68,084

(8)  Financing costs

HECO and its subsidiaries use the straight-line method to amortize financing costs and premiums or discounts over the term of the related long-term debt. Unamortized financing costs and premiums or discounts on HECO and its subsidiaries’ long-term debt retired prior to maturity are classified as regulatory assets or liabilities and are amortized on a straight-line basis over the remaining original term of the retired debt. The method and periods for amortizing financing costs, premiums and discounts, including the treatment of these items when long-term debt is retired prior to maturity, have been established by the PUC as part of the ratemaking process.

(9)  Consolidating financial information

HECO has not provided separate financial statements and other disclosures concerning HELCO and MECO because management has concluded that such financial statements and other information are not material to holders of the 1997 and 1998 junior deferrable debentures issued by HELCO and MECO since these securities have been fully and unconditionally guaranteed by HECO.

Consolidating financial information for HECO and its subsidiaries is as follows for the periods ending on and as of the dates indicated:

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	June 30, 2002
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
	(in thousands)
Assets
Utility plant, at cost
Land	$25,308	$2,964	$3,586	$—	$—	$—	$31,858
Plant and equipment	1,971,958	553,977	586,629	—	—	—	3,112,564
Less accumulated depreciation	(840,527)	(246,107)	(228,387)	—	—	—	(1,315,021)
Plant acquisition adjustment, net	—	—	328	—	—	—	328
Construction in progress	75,014	87,823	6,989	—	—	—	169,826

Net utility plant	1,231,753	398,657	369,145	—	—	—	1,999,555

Investment in subsidiaries, at equity	350,565	—	—	—	—	(350,565)	—

Current assets
Cash and equivalents	9	4	1,343	—	—	—	1,356
Advances to affiliates	13,200	—	12,000	51,546	51,546	(128,292)	—
Customer accounts receivable, net	58,148	14,268	11,618	—	—	—	84,034
Accrued unbilled revenues, net	39,237	9,389	8,911	—	—	—	57,537
Other accounts receivable, net	3,072	336	259	—	—	(934)	2,733
Fuel oil stock, at average cost	17,903	2,973	8,238	—	—	—	29,114
Materials and supplies, at average cost	9,908	2,486	8,782	—	—	—	21,176
Prepayments and other	51,524	7,832	3,853	—	—	—	63,209

Total current assets	193,001	37,288	55,004	51,546	51,546	(129,226)	259,159

Other assets
Regulatory assets	76,022	16,996	15,135	—	—	—	108,153
Other	21,132	5,295	5,549	—	—	—	31,976

Total other assets	97,154	22,291	20,684	—	—	—	140,129

	$1,872,473	$458,236	$444,833	$51,546	$51,546	$(479,791)	$2,398,843

Capitalization and liabilities
Capitalization
Common stock equity	$901,921	$170,594	$176,879	$1,546	$1,546	$(350,565)	$901,921
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	—	—	—	50,000	50,000	—	100,000
Long-term debt	467,557	140,977	171,656	—	—	(103,092)	677,098

Total capitalization	1,391,771	318,571	353,535	51,546	51,546	(453,657)	1,713,312

Current liabilities
Long-term debt due within one year	10,478	—	—	—	—	—	10,478
Short-term borrowings–nonaffiliates	45,839	—	—	—	—	—	45,839
Short-term borrowings–affiliate	18,180	13,200	—	—	—	(25,200)	6,180
Accounts payable	41,750	7,505	8,777	—	—	—	58,032
Interest and preferred dividends payable	7,240	1,567	2,400	—	—	(37)	11,170
Taxes accrued	36,975	13,614	14,976	—	—	—	65,565
Other	19,280	4,230	3,878	—	—	(897)	26,491

Total current liabilities	179,742	40,116	30,031	—	—	(26,134)	223,755

Deferred credits and other liabilities
Deferred income taxes	124,653	11,618	10,140	—	—	—	146,411
Unamortized tax credits	28,491	9,278	11,343	—	—	—	49,112
Other	13,520	24,744	14,458	—	—	—	52,722

Total deferred credits and other liabilities	166,664	45,640	35,941	—	—	—	248,245

Contributions in aid of construction	134,296	53,909	25,326	—	—	—	213,531

	$1,872,473	$458,236	$444,833	$51,546	$51,546	$(479,791)	$2,398,843

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET (UNAUDITED)

	December 31, 2001
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
	(in thousands)
Assets
Utility plant, at cost
Land	$25,369	$2,752	$3,568	$—	$—	$—	$31,689
Plant and equipment	1,943,378	550,671	574,205	—	—	—	3,068,254
Less accumulated depreciation	(810,187)	(238,962)	(217,183)	—	—	—	(1,266,332)
Plant acquisition adjustment, net	—	—	354	—	—	—	354
Construction in progress	70,501	85,913	14,144	—	—	—	170,558

Net utility plant	1,229,061	400,374	375,088	—	—	—	2,004,523

Investment in subsidiaries, at equity	341,186	—	—	—	—	(341,186)	—

Current assets
Cash and equivalents	9	1,282	567	—	—	—	1,858
Advances to affiliates	12,600	—	7,000	51,546	51,546	(122,692)	—
Customer accounts receivable, net	56,227	13,644	12,001	—	—	—	81,872
Accrued unbilled revenues, net	35,072	8,855	8,696	—	—	—	52,623
Other accounts receivable, net	2,537	497	352	—	—	(734)	2,652
Fuel oil stock, at average cost	15,840	3,007	5,593	—	—	—	24,440
Materials and supplies, at average cost	9,168	1,982	8,552	—	—	—	19,702
Prepayments and other	43,326	7,028	3,390	—	—	—	53,744

Total current assets	174,779	36,295	46,151	51,546	51,546	(123,426)	236,891

Other assets
Regulatory assets	76,153	18,376	16,847	—	—	—	111,376
Other	24,875	5,920	6,153	—	—	—	36,948

Total other assets	101,028	24,296	23,000	—	—	—	148,324

	$1,846,054	$460,965	$444,239	$51,546	$51,546	$(464,612)	$2,389,738

Capitalization and liabilities
Capitalization
Common stock equity	$877,154	$165,655	$172,439	$1,546	$1,546	$(341,186)	$877,154
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	—	—	—	50,000	50,000	—	100,000
Long-term debt	461,173	140,962	171,631	—	—	(103,092)	670,674

Total capitalization	1,360,620	313,617	349,070	51,546	51,546	(444,278)	1,682,121

Current liabilities
Long-term debt due within one year	9,595	5,000	—	—	—	—	14,595
Short-term borrowings—affiliate	55,297	12,600	—	—	—	(19,600)	48,297
Accounts payable	34,860	10,108	8,998	—	—	—	53,966
Interest and preferred dividends payable	7,664	1,698	2,433	—	—	(30)	11,765
Taxes accrued	52,216	15,841	18,001	—	—	—	86,058
Other	23,712	2,852	3,939	—	—	(704)	29,799

Total current liabilities	183,344	48,099	33,371	—	—	(20,334)	244,480

Deferred credits and other liabilities
Deferred income taxes	123,097	11,984	10,527	—	—	—	145,608
Unamortized tax credits	28,538	8,644	11,330	—	—	—	48,512
Other	15,557	25,309	14,594	—	—	—	55,460

Total deferred credits and other liabilities	167,192	45,937	36,451	—	—	—	249,580

Contributions in aid of construction	134,898	53,312	25,347	—	—	—	213,557

	$1,846,054	$460,965	$444,239	$51,546	$51,546	$(464,612)	$2,389,738

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

	Three months ended June 30, 2002
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
	(in thousands)
Operating revenues	$212,460	$47,049	$47,107	$—	$—	$—	$306,616

Operating expenses
Fuel oil	52,528	6,784	15,043	—	—	—	74,355
Purchased power	61,109	13,597	1,814	—	—	—	76,520
Other operation	20,289	5,591	6,582	—	—	—	32,462
Maintenance	10,261	2,166	3,583	—	—	—	16,010
Depreciation	15,903	4,894	5,566	—	—	—	26,363
Taxes, other than income taxes	21,345	4,759	4,688	—	—	—	30,792
Income taxes	9,523	2,709	2,800	—	—	—	15,032

	190,958	40,500	40,076	—	—	—	271,534

Operating income	21,502	6,549	7,031	—	—	—	35,082

Other income
Allowance for equity funds used during construction	927	54	61	—	—	—	1,042
Equity in earnings of subsidiaries	8,672	—	—	—	—	(8,672)	—
Other, net	777	85	9	1,038	940	(2,087)	762

	10,376	139	70	1,038	940	(10,759)	1,804

Income before interest and other charges	31,878	6,688	7,101	1,038	940	(10,759)	36,886

Interest and other charges
Interest on long-term debt	6,154	1,809	2,204		—	—	10,167
Amortization of net bond premium and expense	320	87	100	—	—	—	507
Other interest charges	1,716	472	331	—	—	(2,087)	432
Allowance for borrowed funds used during construction	(432)	(29)	(27)	—	—	—	(488)
Preferred stock dividends of subsidiaries	—	—	—	—	—	229	229
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	1,919	1,919

	7,758	2,339	2,608	—	—	61	12,766

Income before preferred stock dividends of HECO	24,120	4,349	4,493	1,038	940	(10,820)	24,120
Preferred stock dividends of HECO	270	133	96	1,007	912	(2,148)	270

Net income for common stock	$23,850	$4,216	$4,397	$31	$28	$(8,672)	$23,850

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF RETAINED EARNINGS (UNAUDITED)

	Three months ended June 30, 2002
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
	(in thousands)
Retained earnings, beginning of period	$507,087	$68,036	$80,365	$—	$—	$(148,401)	$507,087
Net income for common stock	23,850	4,216	4,397	31	28	(8,672)	23,850
Common stock dividends	(10,180)	(1,636)	(2,145)	(31)	(28)	3,840	(10,180)

Retained earnings, end of period	$520,757	$70,616	$82,617	$—	$—	$(153,233)	$520,757

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

	Three months ended June 30, 2001
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
	(in thousands)
Operating revenues	$215,810	$47,186	$49,459	$—	$—	$—	$312,455

Operating expenses
Fuel oil	55,684	7,251	19,150	—	—	—	82,085
Purchased power	65,738	16,200	1,543	—	—	—	83,481
Other operation	19,601	4,050	6,445	—	—	—	30,096
Maintenance	8,800	1,672	2,543	—	—	—	13,015
Depreciation	15,196	4,819	5,348	—	—	—	25,363
Taxes, other than income taxes	20,244	4,448	4,734	—	—	—	29,426
Income taxes	9,135	2,455	2,772	—	—	—	14,362

	194,398	40,895	42,535	—	—	—	277,828

Operating income	21,412	6,291	6,924	—	—	—	34,627

Other income
Allowance for equity funds used during construction	784	73	98	—	—	—	955
Equity in earnings of subsidiaries	8,246	—	—	—	—	(8,246)	—
Other, net	1,017	163	41	1,038	940	(2,239)	960

	10,047	236	139	1,038	940	(10,485)	1,915

Income before interest and other charges	31,459	6,527	7,063	1,038	940	(10,485)	36,542

Interest and other charges
Interest on long-term debt	5,962	1,907	2,203	—	—	—	10,072
Amortization of net bond premium and expense	327	79	101	—	—	—	507
Other interest charges	2,608	638	333	—	—	(2,239)	1,340
Allowance for borrowed funds used during construction	(424)	(43)	(44)	—	—	—	(511)
Preferred stock dividends of subsidiaries	—	—	—	—	—	229	229
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	1,919	1,919

	8,473	2,581	2,593	—	—	(91)	13,556

Income before preferred stock dividends of HECO	22,986	3,946	4,470	1,038	940	(10,394)	22,986
Preferred stock dividends of HECO	270	133	96	1,007	912	(2,148)	270

Net income for common stock	$22,716	$3,813	$4,374	$31	$28	$(8,246)	$22,716

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF RETAINED EARNINGS (UNAUDITED)

	Three months ended June 30, 2001
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
	(in thousands)
Retained earnings, beginning of period	$465,395	$65,117	$74,920	$—	$—	$(140,037)	$465,395
Net income for common stock	22,716	3,813	4,374	31	28	(8,246)	22,716
Common stock dividends	—	(3,044)	(3,275)	(31)	(28)	6,378	—

Retained earnings, end of period	$488,111	$65,886	$76,019	$—	$—	$(141,905)	$488,111

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

	Six months ended June 30, 2002
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
	(in thousands)
Operating revenues	$401,626	$91,475	$90,848	$—	$—	$—	$583,949

Operating expenses
Fuel oil	91,942	13,287	28,361	—	—	—	133,590
Purchased power	122,514	27,783	3,324	—	—	—	153,621
Other operation	38,442	10,252	12,991	—	—	—	61,685
Maintenance	19,117	4,410	6,495	—	—	—	30,022
Depreciation	31,804	9,788	11,131	—	—	—	52,723
Taxes, other than income taxes	39,545	8,975	8,962	—	—	—	57,482
Income taxes	17,478	4,815	5,530	—	—	—	27,823

	360,842	79,310	76,794	—	—	—	516,946

Operating income	40,784	12,165	14,054	—	—	—	67,003

Other income
Allowance for equity funds used during construction	1,638	109	68	—	—	—	1,815
Equity in earnings of subsidiaries	16,292	—	—	—	—	(16,292)	—
Other, net	1,598	187	—	2,075	1,881	(4,164)	1,577

	19,528	296	68	2,075	1,881	(20,456)	3,392

Income before interest and other charges	60,312	12,461	14,122	2,075	1,881	(20,456)	70,395

Interest and other charges
Interest on long-term debt	12,243	3,651	4,409	—	—	—	20,303
Amortization of net bond premium and expense	640	165	202	—	—	—	1,007
Other interest charges	3,434	949	664	—	—	(4,164)	883
Allowance for borrowed funds used during construction	(754)	(59)	(30)	—	—	—	(843)
Preferred stock dividends of subsidiaries	—	—	—	—	—	458	458
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	3,838	3,838

	15,563	4,706	5,245	—	—	132	25,646

Income before preferred stock dividends of HECO	44,749	7,755	8,877	2,075	1,881	(20,588)	44,749
Preferred stock dividends of HECO	540	267	191	2,013	1,825	(4,296)	540

Net income for common stock	$44,209	$7,488	$8,686	$62	$56	$(16,292)	$44,209

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF RETAINED EARNINGS (UNAUDITED)

	Six months ended June 30, 2002
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
	(in thousands)
Retained earnings, beginning of period	$495,961	$65,690	$78,182	$—	$—	$(143,872)	$495,961
Net income for common stock	44,209	7,488	8,686	62	56	(16,292)	44,209
Common stock dividends	(19,413)	(2,562)	(4,251)	(62)	(56)	6,931	(19,413)

Retained earnings, end of period	$520,757	$70,616	$82,617	$—	$—	$(153,233)	$520,757

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

	Six months ended June 30, 2001
	(in thousands)
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
Operating revenues	$431,029	$97,437	$101,282	$—	$—	$—	$629,748

Operating expenses
Fuel oil	113,311	15,136	41,883	—	—	—	170,330
Purchased power	129,199	34,274	1,924	—	—	—	165,397
Other operation	39,191	8,388	12,291	—	—	—	59,870
Maintenance	19,312	3,441	5,459	—	—	—	28,212
Depreciation	30,392	8,884	10,696	—	—	—	49,972
Taxes, other than income taxes	41,010	9,220	9,687	—	—	—	59,917
Income taxes	17,364	5,058	5,544	—	—	—	27,966

	389,779	84,401	87,484	—	—	—	561,664

Operating income	41,250	13,036	13,798	—	—	—	68,084

Other income
Allowance for equity funds used during construction	1,860	130	230	—	—	—	2,220
Equity in earnings of subsidiaries	16,730	—	—	—	—	(16,730)	—
Other, net	2,193	279	97	2,075	1,881	(4,588)	1,937

	20,783	409	327	2,075	1,881	(21,318)	4,157

Income before interest and other charges	62,033	13,445	14,125	2,075	1,881	(21,318)	72,241

Interest and other charges
Interest on long-term debt	11,781	3,816	4,404	—	—	—	20,001
Amortization of net bond premium and expense	654	181	202	—	—	—	1,037
Other interest charges	5,923	1,387	691	—	—	(4,588)	3,413
Allowance for borrowed funds used during construction	(1,006)	(78)	(103)	—	—	—	(1,187)
Preferred stock dividends of subsidiaries	—	—	—	—	—	458	458
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	3,838	3,838

	17,352	5,306	5,194	—	—	(292)	27,560

Income before preferred stock dividends of HECO	44,681	8,139	8,931	2,075	1,881	(21,026)	44,681
Preferred stock dividends of HECO	540	267	191	2,013	1,825	(4,296)	540

Net income for common stock	$44,141	$7,872	$8,740	$62	$56	$(16,730)	$44,141

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF RETAINED EARNINGS (UNAUDITED)

	Six months ended June 30, 2001
	(in thousands)
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
Retained earnings, beginning of period	$443,970	$62,962	$73,586	$—	$—	$(136,548)	$443,970
Net income for common stock	44,141	7,872	8,740	62	56	(16,730)	44,141
Common stock dividends	—	(4,948)	(6,307)	(62)	(56)	11,373	—

Retained earnings, end of period	$488,111	$65,886	$76,019	$—	$—	$(141,905)	$488,111

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2002
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
	(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO	$44,749	$7,755	$8,877	$2,075	$1,881	$(20,588)	$44,749
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(16,292)	—	—	—	—	16,292	—
Common stock dividends received from subsidiaries	6,931	—	—	—	—	(6,931)	—
Depreciation of property, plant and equipment	31,804	9,788	11,131	—	—	—	52,723
Other amortization	2,068	1,234	3,019	—	—	—	6,321
Deferred income taxes	1,611	(365)	(387)	—	—	—	859
Tax credits, net	483	751	145	—	—	—	1,379
Allowance for equity funds used during construction	(1,638)	(109)	(68)	—	—	—	(1,815)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(2,456)	(463)	476	—	—	200	(2,243)
Increase in accrued unbilled revenues	(4,165)	(534)	(215)	—	—	—	(4,914)
Decrease (increase) in fuel oil stock	(2,063)	34	(2,645)	—	—	—	(4,674)
Increase in materials and supplies	(740)	(504)	(230)	—	—	—	(1,474)
Decrease (increase) in regulatory assets	(266)	233	(1,094)	—	—	—	(1,127)
Increase (decrease) in accounts payable	6,890	(2,603)	(221)	—	—	—	4,066
Decrease in taxes accrued	(15,241)	(2,227)	(3,025)	—	—	—	(20,493)
Changes in other assets and liabilities	(7,893)	(233)	(401)	—	—	3,638	(4,889)

Net cash provided by operating activities	43,782	12,757	15,362	2,075	1,881	(7,389)	68,468

Cash flows from investing activities
Capital expenditures	(35,416)	(8,969)	(5,775)	—	—	—	(50,160)
Contributions in aid of construction	2,849	1,954	640	—	—	—	5,443
Repayments from affiliates	(600)	—	(5,000)	—	—	5,600	—

Net cash used in investing activities	(33,167)	(7,015)	(10,135)	—	—	5,600	(44,717)

Cash flows from financing activities
Common stock dividends	(19,413)	(2,562)	(4,251)	(62)	(56)	6,931	(19,413)
Preferred stock dividends	(540)	(267)	(191)	—	—	458	(540)
Preferred securities distributions of trust subsidiaries	—	—	—	(2,013)	(1,825)	—	(3,838)
Proceeds from issuance of long-term debt	7,206	—	—	—	—	—	7,206
Repayment of long-term debt	—	(5,000)	—	—	—	—	(5,000)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	8,722	600	—	—	—	(5,600)	3,722
Other	(6,590)	209	(9)	—	—	—	(6,390)

Net cash used in financing activities	(10,615)	(7,020)	(4,451)	(2,075)	(1,881)	1,789	(24,253)

Net increase (decrease) in cash and equivalents	—	(1,278)	776	—	—	—	(502)
Cash and equivalents, beginning of period	9	1,282	567	—	—	—	1,858

Cash and equivalents, end of period	$9	$4	$1,343	$—	$—	$—	$1,356

HAWAIIAN ELECTRIC COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2001
	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consolidated
	(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO	$44,681	$8,139	$8,931	$2,075	$1,881	$(21,026)	$44,681
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(16,730)	—	—	—	—	16,730	—
Common stock dividends receivedfrom subsidiaries	11,373	—	—	—	—	(11,373)	—
Depreciation of property, plant and equipment	30,392	8,884	10,696	—	—	—	49,972
Other amortization	2,904	971	2,498	—	—	—	6,373
Deferred income taxes	3,340	(56)	(1,062)	—	—	—	2,222
Tax credits, net	257	96	181	—	—	—	534
Allowance for equity funds used during construction	(1,860)	(130)	(230)	—	—	—	(2,220)
Changes in assets and liabilities
Decrease in accounts receivable	10,749	718	999	—	—	(257)	12,209
Decrease in accrued unbilled revenues	5,907	1,876	1,647	—	—	—	9,430
Decrease (increase) in fuel oil stock	(4,325)	1,254	3,096	—	—	—	25
Increase in materials and supplies	(2,215)	(254)	(973)	—	—	—	(3,442)
Increase in regulatory assets	(119)	(24)	(976)	—	—	—	(1,119)
Decrease in accounts payable	(13,490)	(2,915)	(4,624)	—	—	—	(21,029)
Increase (decrease) in taxes accrued	(3,497)	(224)	1,600	—	—	—	(2,121)
Changes in other assets and liabilities	(13,148)	(3,473)	(812)	—	—	4,095	(13,338)

Net cash provided by operating activities	54,219	14,862	20,971	2,075	1,881	(11,831)	82,177

Cash flows from investing activities
Capital expenditures	(33,220)	(8,081)	(9,771)	—	—	—	(51,072)
Contributions in aid of construction	1,586	1,328	736	—	—	—	3,650
Advances to (repayments from) affiliates	2,900	—	(4,000)	—	—	1,100	—

Net cash used in investing activities	(28,734)	(6,753)	(13,035)	—	—	1,100	(47,422)

Cash flows from financing activities
Common stock dividends	—	(4,948)	(6,307)	(62)	(56)	11,373	—
Preferred stock dividends	(540)	(267)	(191)	—	—	458	(540)
Preferred securities distributions of trust subsidiaries	—	—	—	(2,013)	(1,825)	—	(3,838)
Proceeds from issuance of long-term debt	11,580	—	—	—	—	—	11,580
Net decrease in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	(27,283)	(1,400)	(1,500)	—	—	(1,100)	(31,283)
Repayment of other short-term borrowings	(3,000)	—	—	—	—	—	(3,000)
Other	(7,631)	(638)	(6)	—	—	—	(8,275)

Net cash used in financing activities	(26,874)	(7,253)	(8,004)	(2,075)	(1,881)	10,731	(35,356)

Net increase (decrease) in cash and equivalents	(1,389)	856	(68)	—	—	—	(601)
Cash and equivalents, beginning of period	1,398	4	132	—	—	—	1,534

Cash and equivalents, end of period	$9	$860	$64	$—	$—	$—	$933

Item 2.    Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

RESULTS OF OPERATIONS

HEI Consolidated

	Three months ended June 30,		% change	Primary reason(s) for significant change*
	2002	2001
	(in thousands, except per share amounts)

Revenues	$409,002	$427,339	(4)	Decreases for all segments

Operating income	69,485	64,700	7	Increases for the bank and electric utility segments, partly offset by an increased loss for the “other” segment

Income (loss) from:

Continuing operations	$30,984	$26,112	19	Higher operating income and lower interest expense due to lower borrowing balances and short-term interest rates

Discontinued operations	—	(524)	100	Loss from discontinued international power operations in 2001

Net income	$30,984	$25,588	21

Basic earnings per common share—

Continuing operations	$0.86	$0.78	10

Discontinued operations	—	(0.02)	100

	$0.86	$0.76	13	See explanation for income (loss) above and weighted-average number of common shares outstanding below

Weighted-average number of common shares outstanding	36,189	33,481	8	Issuances of shares under the DRIP, other plans and a registered public offering of 1.5 million shares of common stock in November 2001

	Six months ended June 30,		% change	Primary reason(s) for significant change*
	2002	2001
	(in thousands, except per share amounts)

Revenues	$786,438	$860,676	(9)	Decreases for all segments

Operating income	133,354	129,634	3	Increase for the bank segment, partly offset by a decrease for the electric utility segment and an increased loss for the “other” segment

Income (loss) from:
Continuing operations	$57,903	$53,876	7	Higher operating income and lower interest expense due to lower borrowing balances and short-term interest rates
Discontinued operations	—	(543)	100	Loss from discontinued international power operations in 2001

Net income	$57,903	$53,333	9

Basic earnings per common share—
Continuing operations	$1.61	$1.62	(1)
Discontinued operations	—	(0.02)	100

	$1.61	$1.60	1	See explanation for income (loss) above and weighted-average number of common shares outstanding below

Weighted-average number of common shares outstanding	36,005	33,321	8	Issuances of shares under the DRIP, other plans and a registered public offering of 1.5 million shares of common stock in November 2001

* Also see segment discussions which follow.

Following is a general discussion of the results of operations by business segment.

Electric utility

	Three months ended June 30,		% change	Primary reason(s) for significant change
	2002	2001
	($ in thousands, except per barrel amounts)
Revenues	$307,676	$313,651	(2)
Lower fuel oil costs and fuel components of purchased energy prices, the effects of which are passed on to customers ($20 million), partly offset by 3.5% higher KWH sales ($11 million) and sales mix variance ($2 million)

Expenses
Fuel oil	74,355	82,085	(9)	Lower fuel oil prices, partly offset by more KWHs generated

Purchased power	76,520	83,481	(8)	Lower fuel components of purchased energy prices and fewer KWHs purchased

Other	105,848	98,057	8	Higher other operation and maintenance expenses, depreciation and taxes, other than income taxes

Operating income	50,953	50,028	2	Higher KWH sales, partly offset by higher other operation and maintenance expenses, depreciation and taxes, other than income taxes

Net income	23,850	22,716	5	Higher operating income and lower interest expense due to lower short-term borrowing balances and interest rates

Kilowatthour sales (millions)	2,379	2,298	4

Cooling degree days (Oahu)	1,253	1,223	2

Fuel oil price per barrel	$27.04	$32.24	(16)

	Six months ended June 30,		% change	Primary reason(s) for significant change
	2002	2001
	($ in thousands, except per barrel amounts)

Revenues	$586,007	$632,074	(7)
Lower fuel oil costs and fuel components of purchased energy prices, the effects of which are passed on to customers ($58 million), partly offset by 1.4% higher KWH sales ($9 million) and sales mix variance ($4 million)

Expenses
Fuel oil	133,590	170,330	(22)	Lower fuel oil prices, partly offset by more KWHs generated
Purchased power	153,621	165,397	(7)	Lower fuel components of purchased energy prices, partly offset by more KWHs purchased
Other	202,239	198,309	2	Higher other operation and maintenance expenses and depreciation, partly offset by lower taxes, other than income taxes

Operating income	96,557	98,038	(2)	Higher other operation and maintenance expenses and depreciation, partly offset by higher KWH sales

Net income	44,209	44,141	—	Lower interest expense due to lower short-term borrowing balances and interest rates, partly offset by lower operating income

Kilowatthour sales (millions)	4,602	4,539	1

Cooling degree days (Oahu)	2,072	2,133	(3)

Fuel oil price per barrel	$25.82	$33.56	(23)

Kilowatthour (KWH) sales in the second quarter of 2002 increased 3.5% compared to the same period in 2001, partly due to an increase in the number of customers, increases in residential and nontourism related commercial KWH usage and warmer weather. Partly offsetting the impact of the higher KWH sales were higher other operation and maintenance expenses, depreciation and taxes, other than income taxes, including a $2 million nonrecurring PUC fee adjustment. Other operation and maintenance expenses increased 12% due in part to higher employee benefit expenses, including lower pension and other postretirement benefit credits ($2.9 million income in the second quarter of 2002 compared to $4.2 million income in the second quarter of 2001), and the timing and larger scope of generating unit overhauls. The decrease in the pension and other postretirement benefit credits is largely related to the performance of the assets in the master pension trust and the decrease in the discount rate from 7.50% at December 31, 2000 to 7.25% at December 31, 2001.

KWH sales in the first half of 2002 increased 1.4% compared to the same period in 2001, partly due to an increase in the number of customers and an increase in residential KWH usage. However, electric utility operating income decreased 2% compared to the first half of 2001, primarily due to higher other operation and maintenance expenses and depreciation and the $2 million nonrecurring PUC fee adjustment. Other operation and maintenance expenses and depreciation and the $2 million nonrecurring PUC fee adjustment. Other operation and maintenance expenses increased 4% due in part to higher employee benefit expenses, including lower pension and other postretirement benefit credits ($5.7 million income in the first half of 2002 compared to $8.6 million income in the first half of 2001), and the timing and larger scope of generating unit overhauls. The decrease in the pension and other postretirement benefit credits is largely related to the performance of the assets in the master pension trust and the decrease in the discount rate from December 31, 2000 to December 31, 2001.

Based on the reduction in the market value of the master pension trust assets through July 31, 2002, assuming no further asset appreciation or depreciation through yearend, and assuming a range of 9.0% to 10.0% for the expected long-term return on plan assets, the electric utilities’ qualified pension plan (expense)/income, net of taxes, for 2003 is projected to be between $(0.2) million and $2.9 million, compared to an estimated $9.1 million for 2002, $12.1 million for 2001 and $11.6 million for 2000.

Competition

The electric utility industry in Hawaii has become increasingly competitive. IPPs are well established in Hawaii and continue to actively pursue new projects. Competition in the generation sector in Hawaii is moderated, however, by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities. Customer self-generation, with or without cogeneration, has made modest inroads in Hawaii and is a continuing competitive factor. HECO and its subsidiaries have been able to compete successfully by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as the heat pump water heater.

In 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. Several of the parties submitted final statements of position to the PUC in 1998. HECO’s position in the proceeding was that retail competition is not feasible in Hawaii, but that some of the benefits of competition could be achieved through competitive bidding for new generation, performance-based rate-making (PBR) and innovative pricing provisions. The other parties to the proceeding advanced numerous other proposals.

In May 1999, the PUC approved HECO’s standard form contract for customer retention that allows HECO to provide a rate option for customers who would otherwise reduce their energy use from HECO’s system by using energy from a nonutility generator. Based on HECO’s current rates, the standard form contract provides a 2.77% and an 11.27% discount on base energy rates for qualifying “Large Power” and “General Service Demand” customers, respectively. In March 2000, the PUC approved a similar standard form contract for HELCO which, based on HELCO’s current rates, provides a 10.00% discount on base energy rates for qualifying “Large Power” and “General Service Demand” customers.

In December 1999, HECO, HELCO and MECO filed an application with the PUC seeking permission to implement PBR in future rate cases. In early 2001, the PUC dismissed the PBR proposal without prejudice, indicating it declined at that time to change its current cost of service/rate of return methodology for determining electric utility rates.

In January 2000, the PUC submitted to the legislature a status report on its investigation of competition. The report stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in the state’s electric industry and that the PUC plans to proceed with an examination of the feasibility of competitive bidding and to review specific policies to encourage renewable energy resources in the power generation mix. The report states that “further steps” by the PUC “will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition.” HECO is unable to predict the ultimate outcome of the proceeding, which (if any) of the proposals advanced in the proceeding will be implemented or whether the parties will seek and obtain state legislative action on their proposals (other than the legislation described below under “Legislation”).

Regulation of electric utility rates

The PUC has broad discretion in its regulation of the rates charged by HEI’s electric utility subsidiaries and in other matters. Any adverse decision and order (D&O) by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding, would affect the amounts the utility charges to its customers and recognizes as revenues and could have a material adverse effect on the Company’s financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O. Interim rate increases are subject to refund with interest, pending the final outcome of the case. At June 30, 2002, HECO and its subsidiaries had recognized $15 million of revenues with respect to interim orders regarding certain integrated resource planning costs, which revenues are subject to refund, with interest, to the extent they exceed the amounts allowed in final orders. Management cannot predict with certainty when D&Os in pending or future rate cases will be rendered or the amount of any interim or final rate increase that may be granted.

Recent rate requests

HEI’s electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs (e.g., the cost of purchased power) and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of August 1, 2002, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001 and based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaiian Electric Company, Inc.

HECO has not initiated a rate case for several years, but in 2001 it committed to initiate a rate case within three years, using a 2003 or 2004 test year, as part of the agreement described below under “Other regulatory matters.”

Hawaii Electric Light Company, Inc.

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

The timing of a future HELCO rate increase request to recover costs relating to the delayed Keahole power plant expansion project, i.e., adding two combustion turbines (CT-4 and CT-5) at Keahole, including the remaining cost of pre-air permit facilities, will depend on future circumstances. See “HELCO power situation” in note (4) of HECO’s notes to consolidated financial statements.

PUC Commissioners

In July 2002, Commissioner Dennis R. Yamada retired and Commissioner Wayne H. Kimura became the Chairman of the PUC. Continuing to serve is Commissioner Janet E. Kawelo. A third PUC Commissioner is yet to be appointed, and would be subject to Senate confirmation.

Other regulatory matters

In October 2001, HECO and the Consumer Advocate finalized agreements, subject to PUC approval, under which HECO’s three commercial and industrial demand-side management (DSM) programs and two residential DSM programs would be continued until HECO’s next rate case (which, under the agreements, HECO committed to file using a 2003 or 2004 test year). The agreements for the temporary continuation of HECO’s existing DSM programs are in lieu of HECO continuing to seek approval of new 5-year DSM programs. Any DSM programs to be in place after HECO’s next rate case will be determined as part of the case. Under the agreements, HECO will cap the recovery of lost margins and shareholder incentives if such recovery would cause HECO to exceed its current authorized return on rate base. HECO also agrees it will not pursue the continuation of lost margins recovery through a surcharge mechanism or shareholder incentives in future rate cases. Consistent with the HECO agreements, in October 2001, HELCO and MECO reached agreements with the Consumer Advocate and filed requests to continue their four existing DSM programs. In November 2001, the PUC issued orders (one of which was later amended) that, subject to certain reporting requirements and other conditions, approved (1) the agreements regarding the temporary continuation of HECO’s five existing DSM programs until HECO’s next rate case and (2) the agreements regarding the temporary continuation of HELCO’s and MECO’s DSM programs until one year after the PUC makes a revenue requirements determination in HECO’s next rate case. Under the orders, however, HELCO and MECO are allowed to recover only lost margins and shareholder incentives accrued through the date that interim rates are established in HECO’s next rate case, but may request to extend the time of such accrual and recovery for up to one additional year.

Legislation

Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. For example, Congress is attempting to reconcile substantially different House and Senate versions of an energy bill. Outcomes could range from an increased supply of domestic oil to federal mandates for renewable energy.

The Hawaii legislature did not consider deregulation in its 2002 session, but did consider legislation to prohibit standby charges by utilities, require the undergrounding of utility lines, establish “green” marketing programs and institute a carbon tax on utilities, among other proposals. None of these proposals was adopted by the legislature.

Bank

	Three months ended June 30,
	2002	2001	% change	Primary reason(s) for significant change
	($ in thousands)

Revenues	$102,069	$112,250	(9)	Lower interest income as a result of a lower weighted-average yield on interest-earning assets, partly offset by higher other income, including higher fee income and lower net investment losses

Operating income	24,369	17,572	39
Higher net interest income due to a higher average balance of interest-earning assets and higher other income, partly offset by higher expenses, including higher compensation expense. Also, in 2002, goodwill is no longer being amortized.

Net income	14,812	10,207	45	Higher operating income

Interest rate spread	3.31%	3.07%	8	109 basis points decrease in the weighted-average yield on interest-earning assets, more than offset by a 133 basis points decrease in the weighted-average rate on interest-bearing liabilities

	Six months ended June 30,
	2002	2001	% change	Primary reason(s) for significant change
	($ in thousands)

Revenues	$200,911	$228,004	(12)	Lower interest income as a result of a lower weighted-average yield on interest-earning assets, partly offset by higher other income, including higher fee income and lower net investment losses

Operating income	46,540	37,721	23
Higher net interest and other income, partly offset by higher expenses, including higher compensation, consulting, service bureau and office occupancy expenses. Also, in 2002, goodwill is no longer being amortized.

Net income	28,163	22,082	28	Higher operating income

Interest rate spread	3.29%	3.08%	7	126 basis points decrease in the weighted-average yield on interest-earning assets, more than offset by a 147 basis points decrease in the weighted-average rate on interest-bearing liabilities

Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for real estate financing, availability of funds and management’s responses to these factors. Advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase continue to be significant sources of funds. Other factors affecting ASB’s operating results include gains or losses on sales of securities available for sale, fee income, provision for loan losses and expenses from operations.

Interest income and interest expense

The following table sets forth average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the periods indicated. Average balances for each period have been calculated using the average month-end or daily balances during the period.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(dollars in thousands)
Loans receivable
Average balances(1)	$2,798,703	$3,067,947	$2,810,500	$3,142,275
Interest income(2)	50,468	60,766	102,090	124,905
Weighted-average yield	7.21%	7.92%	7.26%	7.95%

Mortgage-related securities
Average balances	$2,717,915	$2,272,292	$2,563,699	$2,174,800
Interest income	36,325	38,393	68,131	76,195
Weighted-average yield	5.35%	6.74%	5.32%	7.00%

Investments(3)
Average balances	$231,133	$277,677	$276,509	$292,699
Interest and dividend income	1,873	3,432	4,099	9,092
Weighted-average yield	3.24%	4.28%	2.97%	5.04%

Total interest-earning assets
Average balances	$5,747,751	$5,617,916	$5,650,708	$5,609,774
Interest and dividend income	88,666	102,591	174,320	210,192
Weighted-average yield	6.17%	7.26%	6.17%	7.43%

Deposit liabilities
Average balances	$3,706,115	$3,646,931	$3,677,567	$3,624,155
Interest expense	19,325	31,233	39,498	63,226
Weighted-average rate	2.09%	3.44%	2.17%	3.52%

Borrowings
Average balances	$1,807,817	$1,791,844	$1,740,433	$1,808,569
Interest expense	20,052	25,579	37,995	54,086
Weighted-average rate	4.44%	5.71%	4.39%	6.02%

Total interest-bearing liabilities
Average balances	$5,513,932	$5,438,775	$5,418,000	$5,432,724
Interest expense	39,377	56,812	77,493	117,312
Weighted-average rate	2.86%	4.19%	2.88%	4.35%

Net balance, net interest income and interest rate spread
Net balance	$233,819	$179,141	$232,708	$177,050
Net interest income	49,289	45,779	96,827	92,880
Interest rate spread	3.31%	3.07%	3.29%	3.08%

(1)	Includes nonaccrual loans.
(2)
Includes interest accrued prior to suspension of interest accrual on nonaccrual loans and loan fees of $0.7 million and $0.9 million for the three months ended June 30, 2002 and 2001, and $1.5 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively.

(3)	Includes stock in the FHLB of Seattle.

Three months ended June 30, 2002

Net interest income before provision for losses for the second quarter of 2002 increased by $3.5 million, or 7.7%, over the same period in 2001. For the second quarter of 2002, net interest spread increased from 3.07% to 3.31% when compared to the same period in 2001 as ASB’s cost of interest-bearing liabilities decreased faster than the yield on its interest-earning assets. Total interest and dividend income for the second quarter of 2002 decreased by $13.9 million, or 13.6%, compared to the same period in 2001. The average balance of interest-earning assets for the second quarter of 2002 increased by $129.8 million compared to the same period in 2001. The weighted-average yield on interest-earning assets for the second quarter of 2002 was 109 basis points lower than for the second quarter of 2001. Interest income on loans decreased by $10.3 million, or 16.9%, compared to the same period in 2001, as average loan portfolio balances decreased by $269.2 million and the weighted-average yield on the loan portfolio decreased by 71 basis points. The decrease in the average loan portfolio balance was due to the high repayments in ASB’s residential loan portfolio as the low interest-rate environment brought about high refinancing activity and the securitization of $0.4 billion in residential loans into Federal National Mortgage Association (FNMA) pass-through securities in June 2001. Interest income on mortgage-related securities decreased by $2.1 million for the second quarter of 2002 compared to the second quarter of 2001 despite an increase in the average balance in mortgage-related securities of $445.6 million. The weighted-average yield on the mortgage-related securities decreased by 139 basis points. Total interest expense for the second quarter of 2002 decreased by $17.4 million, or 30.7%, compared to the same period in 2001. The average balance of interest-bearing liabilities for the second quarter of 2002 was $75.2 million higher than for the same period in 2001. The weighted-average interest rate on interest-bearing liabilities for the second quarter of 2002 was 133 basis points lower than for the second quarter of 2001. Interest expense on deposits decreased by $11.9 million as the weighted-average rate on deposits decreased by 135 basis points, partly offset by an increase in the average deposit balance of $59.2 million. The increase in average deposit balances was primarily in core deposit balances, which also lowered the weighted-average rate on ASB’s deposit balances. Interest expense on borrowings decreased by $5.5 million for the second quarter of 2002 compared to the same period in 2001. The weighted-average rate on ASB’s borrowings decreased by 127 basis points.

Other income for the second quarter of 2002 increased by $3.7 million, or 38.8%, over the same period in 2001. ASB had $1.9 million of higher fee income from its deposit liabilities for the second quarter of 2002 compared to the same period in 2001 primarily from income from service charges. The second quarter 2002 increase in fee income from other financial services was due to higher fee income from its debit and ATM cards resulting from ASB’s expansion of its debit card base and its introduction of new check cashing ATMs in August 2001. Gains on sales of investments and mortgage-related securities for the second quarter of 2002 decreased by $3.9 million compared to the same period in 2001. However, for the second quarter of 2001, ASB recognized a loss of $5.4 million on the writedown of investments in trust certificates to their then-current estimated fair value.

General and administrative expenses for the second quarter of 2002 increased by $0.5 million, or 1.3%, over the same period in 2001. The amortization of goodwill decreased by $1.2 million for the second quarter of 2002 compared to the same period in 2001 as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. Compensation and benefits for the second quarter of 2002 was $2.2 million higher than the same period in 2001.

Six months ended June 30, 2002

Net interest income before provision for losses for the first half of 2002 increased by $3.9 million, or 4.2%, over the same period in 2001. For the first half of 2002, net interest spread increased from 3.08% to 3.29% when compared to the same period in 2001 as ASB’s cost of interest-bearing liabilities decreased faster than the yield on its interest-earning assets. Total interest and dividend income for the first half of 2002 decreased by $35.9 million, or 17.1%, compared to the same period in 2001. The average balance of interest-earning assets for the first half of 2002 increased by $40.9 million compared to the same period in 2001. The weighted-average yield on interest-earning assets for the first half of 2002 was 126 basis points lower than for the first half of 2001. Interest income on loans decreased by $22.8 million, or 18.3%, compared to the same period in 2001, as average loan portfolio balances decreased by $331.8 million and the weighted-average yield on the loan portfolio decreased by 69 basis points. The decrease in the average loan portfolio balance was due to the high repayments in ASB’s residential loan portfolio and the securitization of $0.4 billion in residential loans into FNMA pass-through securities in June 2001. Interest income on mortgage-related securities decreased by $8.1 million for the first half of 2002 compared to the first half of 2001 despite an increase in the average balance in mortgage-related securities of $388.9 million. The weighted-average yield on the mortgage-related securities decreased by 168 basis points. Interest and dividends on other investments decreased by $5.0 million for the first half of 2002 compared to the same period in 2001 as the weighted-average yield on the other investments decreased by 207 basis points. Total interest expense for the first half of 2002 decreased by $39.8 million, or 33.9%, compared to the same period in 2001. The average balance of interest-bearing liabilities for the first half of 2002 was $14.7 million lower than for the same period in 2001. The weighted-average interest rate on interest-bearing liabilities for the first half of 2002 was 147 basis points lower than for the first half of 2001. Interest expense on deposits decreased by $23.7 million as the weighted-average rate on deposits decreased by 135 basis points, partly offset by an increase in the average deposit balance of $53.4 million. The increase in average deposit balances was primarily in core deposit balances. Interest expense on borrowings decreased by $16.1 million for the first half of 2002 compared to the same period in 2001. The average borrowings outstanding decreased by $68.1 million and the weighted-average rate on ASB’s borrowings decreased by 163 basis points.

Other income for the first half of 2002 increased by $8.8 million, or 49.3%, over the same period in 2001. ASB had $3.2 million of higher fee income from its deposit liabilities for the first half of 2002 compared to the same period in 2001 primarily from income from service charges. Fee income from other financial services increased by $1.9 million for the first half of 2002 compared to the same period in 2001 due to higher fee income from its debit and ATM cards resulting from ASB’s expansion of its debit card base and its introduction of new check cashing ATMs in August 2001. Gains on sales of investments and mortgage-related securities for the first half of 2002 decreased by $3.7 million compared to the same period in 2001. However, for the first half of 2001, ASB recognized a loss of $6.2 million on the writedown of investments in trust certificates to their then-current estimated fair value.

General and administrative expenses for the first half of 2002 increased by $3.4 million, or 5.1%, over the same period in 2001. The amortization of goodwill decreased by $2.5 million for the first half of 2002 compared to the first half of 2001 as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. Compensation and benefits for the first half of 2002 was $3.7 million higher than the same period in 2001.

ASB continues to manage the volatility of its net interest income by managing the relationship of interest-sensitive assets to interest-sensitive liabilities. To accomplish this, ASB management uses simulation analysis to monitor and measure the relationship between the balances and repayment and repricing characteristics of interest sensitive-assets and interest-sensitive liabilities. Specifically, simulation analysis is used to measure net interest income and net market value fluctuations in various interest-rate scenarios. The simulation analysis shows that, in general, ASB’s net income is negatively impacted in scenarios where interest rates rise and positively impacted in scenarios where interest rates fall. In order to manage this interest-rate risk profile, ASB has utilized the following strategies: (1) increasing the level of low-cost core deposits; (2) originating relatively short-term or variable-rate business banking and commercial real estate loans; (3) investing in mortgage-related securities with short average lives; and (4) taking advantage of the lower interest-rate environment by lengthening the maturities of interest-bearing liabilities. The shape of the yield curve and the difference between the short-term and long-term rates are also factors affecting profitablility. For example, if a long-term fixed rate earning asset was funded by a short-term costing liability, the interest rate spread would be higher in a “steep” yield curve than a “flat” yield curve interest rate environment.

During the first half of 2002, ASB added $6.5 million to its allowance for loan losses. As of June 30, 2002, ASB’s allowance for loan losses was 1.63% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated.

	Six months ended June 30,
	2002	2001
	(in thousands)
Allowance for loan losses, January 1	$42,224	$37,449
Provision for loan losses	6,500	6,000
Net charge-offs	(3,046)	(4,085)

Allowance for loan losses, June 30	$45,678	$39,364

In March 1998, ASB formed a wholly owned operating subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced ASB’s Hawaii bank franchise taxes, net of federal income taxes, by $2.1 million for the six months ended June 30, 2002 and by $12.3 million for prior years. Although a State of Hawaii Department of Taxation tax auditor has challenged ASB’s position that it is entitled to a dividends received deduction on dividends paid to it by ASB Realty Corporation, ASB believes that its tax position is proper.

Regulation

ASB is subject to extensive regulation, principally by the OTS and the Federal Deposit Insurance Corporation. Depending on its level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholders. See the discussions below under “Liquidity and capital resources—Bank.”

For a discussion of securities deemed impermissible investments by the OTS, see “Disposition of certain debt securities” in note (4) of HEI’s notes to consolidated financial statements.

Other

	Three months ended June 30,		% change	Primary reason(s) for significant change
	2002	2001
	(in thousands)
Revenues	$(743)	$1,438	NM
Second quarter of 2002 includes a writedown ($1.0 million) of income notes purchased in connection with the termination of ASB’s investments in trust certificates in May and July of 2001, which more than offset other income. The second quarter of 2001 includes interest income ($0.8 million) on the income notes.

Operating loss	(5,837)	(2,900)	(101)	See explanation for revenues. Also, higher legal and other expenses related to the income notes ($0.9 million).

	Six months ended June 30,		% change	Primary reason(s) for significant change
	2002	2001
	(in thousands)
Revenues	$(480)	$598	NM
First half of 2002 includes a writedown ($1.9 million) of income notes purchased in connection with the termination of ASB’s investments in trust certificates in May and July 2001, which more than offset other income. The first half of 2001 includes interest income ($0.8 million) on the income notes. The first half of 2001 also includes the equity in net loss of Utech Venture Capital Corporation ($1.5 million).

Operating loss	(9,743)	(6,125)	(59)	See explanation for revenues. Also, higher legal and other expenses related to the income notes ($1.4 million) and stock options ($0.7 million).

NM	Not meaningful.

The “other” business segment includes results of operations of TOOTS, formerly named HTB, a maritime freight transportation company that ceased operations in the fourth quarter of 1999; HEI Investments, Inc. (HEIII), a company primarily holding investments in leveraged leases (excluding foreign investments reported in discontinued operations); Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; ProVision Technologies, Inc., a company formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim; HEI Properties, Inc., a company currently holding passive investments and expected to hold real estate and related assets; Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP and Hycap Management, Inc., companies formed as special purpose financing entities to effect the issuance of 8.36% Trust Originated Preferred Securities; other inactive subsidiaries; HEI and HEIDI, holding companies; and eliminations of intercompany transactions.

Contingencies

See note (8) and note (4) in HEI’s and HECO’s respective notes to consolidated financial statements for discussions of contingencies.

Recent accounting pronouncements

See note (7) and note (6) in HEI’s and HECO’s respective notes to consolidated financial statements.

FINANCIAL CONDITION

Liquidity and capital resources

The Company and consolidated HECO each believes that its ability to generate cash, both internally from operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its respective construction programs and investments and to cover debt and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI (excluding ASB’s deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB of Seattle) was as follows:

	June 30, 2002		December 31, 2001
	(in millions)
Short-term borrowings	$50	2%	$—	—%
Long-term debt	1,089	46	1,146	50
HEI- and HECO-obligated preferred securities of trust subsidiaries	200	9	200	9
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	998	42	930	40

	$2,371	100%	$2,310	100%

As of August 1, 2002, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI’s and HECO’s securities were as follows:

	S&P	Moody’s
HEI:
Commercial paper	A-2	P-2
Medium-term notes	BBB	Baa2
HEI-obligated preferred securities of trust subsidiary	BB+	Ba1

HECO:
Commercial paper	A-2	P-2
Revenue bonds (insured)	AAA	Aaa
Revenue bonds (noninsured)	BBB+	Baa1
HECO-obligated preferred securities of trust subsidiaries	BBB-	Baa2
Cumulative preferred stock (selected series)	nr	Baa3

nr Not rated.

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

In May 2002, S&P revised its credit outlook on HEI and HECO securities to stable from negative, citing “recovery in Hawaii’s economy, moderate construction spending, aggressive cost containment, limited competitive pressures, steady banking operations, and expectations for continued financial improvement.” In June 2001, Moody’s revised its credit outlook on HEI and HECO securities to stable from negative, citing “significant improvements in the

Hawaiian economy, the resulting strong financial performance of the company’s main operating subsidiaries, and a reduced emphasis on overseas investments.”

The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors of management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the Companies’ ratings.

In May 2002, at the time HEI filed a shelf registration statement to register the sale of up to $300 million of medium-term notes, Moody’s affirmed HEI’s medium-term note rating (Baa2) and S&P affirmed all of HEI’s and HECO’s ratings (A-2 for commercial paper, BBB for HEI’s medium-term notes and BBB+ for HECO’s noninsured revenue bonds).

From time to time, HEI and HECO each utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HECO also borrows short-term from HEI from time to time. HEI and HECO had average outstanding balances of commercial paper for the second quarter of 2002 of $0.5 million and $8.6 million, and balances at June 30, 2002 of $4.6 million and $45.8 million, respectively. Management believes that, if HEI’s and HECO’s commercial paper ratings were downgraded, they may not be able to sell commercial paper under current market conditions.

At June 30, 2002, HEI and HECO maintained bank lines of credit totaling $60 million and $100 million, respectively (all maturing in the first half of 2003). These lines of credit are principally maintained to support the issuance of commercial paper and may be drawn for general corporate purposes. Accordingly, the lines of credit are available for short-term liquidity in the event a ratings downgrade obviates access to the commercial paper markets. A $30 million line of credit to HEI contains provisions for revised pricing in the event of a ratings change (e.g., a ratings downgrade of HEI medium-term notes from BBB/Baa2 to BBB-/Baa3 by S&P and Moody’s, respectively, would result in a 15 basis points higher interest rate; a ratings upgrade from BBB/Baa2 to BBB+/Baa1 by S&P and Moody’s, respectively, would result in a 30 basis points lower interest rate). There are no such provisions in the Companies’ other lines of credit agreements. Further, none of HEI’s or HECO’s line of credit agreements contain “material adverse change” clauses that would affect access to the lines of credit in the event of a ratings downgrade or other material adverse events. At June 30, 2002, the lines were unused. To the extent deemed necessary, HEI and HECO anticipate arranging similar lines of credit as existing lines of credit mature.

For the first half of 2002, net cash provided by operating activities of consolidated HEI was $86 million. Net cash used in investing activities was $392 million, largely due to banking activities (including the purchase of mortgage-related securities and origination and purchase of loans, net of repayments and sales of such securities) and HECO’s consolidated capital expenditures. Net cash provided by financing activities was $96 million as a result of several factors, including net increases in deposits, short-term borrowings, securities sold under agreements to repurchase and advances from the FHLB and proceeds from the issuance of common stock, partly offset by the payment of common stock dividends and trust preferred securities distributions and net repayments of long-term debt.

Total HEI consolidated financing requirements for 2002 through 2006, including net capital expenditures (which exclude AFUDC and capital expenditures funded by third-party contributions in aid of construction) and long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase), are estimated to total $1.2 billion. Of this amount, approximately $0.7 billion is for net capital expenditures (mostly relating to the electric utilities’ net capital expenditures described below) and $0.3 billion is for the retirement or maturity of long-term debt. HEI’s consolidated internal sources (primarily consolidated cash flows from operations comprised mainly of net income, adjusted for noncash income and expense items such as depreciation, amortization and deferred taxes, and changes in working capital), after the payment of dividends, are expected to provide approximately 73% of the consolidated financing requirements (approximately 103% excluding long-term debt retirements), with debt and equity financing providing the remaining requirements. Additional debt and/or equity financing may be required to fund unanticipated expenditures not included in the 2002 through 2006 forecast, such as increases in the costs of or an acceleration of the construction of capital projects of the electric utilities.

In November 2001, HEI sold 1.5 million shares of its common stock in a registered public offering. Proceeds of approximately $54 million from the sale initially were used to make short-term investments or to make short-term loans to HECO, and ultimately used to repay long-term debt at maturity and for other general corporate purposes.

Following is a discussion of the liquidity and capital resources of HEI’s largest segments.

Electric utility

HECO’s consolidated capital structure was as follows:

	June 30, 2002		December 31, 2001
	(in millions)
Short-term borrowings	$52	3%	$49	3%
Long-term debt	688	39	685	39
HECO-obligated preferred securities of trust subsidiaries	100	5	100	6
Preferred stock	34	2	34	2
Common stock equity	902	51	877	50

	$1,776	100%	$1,745	100%

Operating activities provided $68 million in net cash during the first half of 2002. Investing activities used net cash of $45 million, primarily for capital expenditures. Financing activities used net cash of $24 million, including $24 million for the payment of common and preferred dividends and preferred securities distributions, partially offset by a $6 million net increase in short-term and long-term debt.

The electric utilities’ consolidated financing requirements for 2002 through 2006, including net capital expenditures and long-term debt repayments, are estimated to total $0.6 billion. HECO’s consolidated internal sources (primarily consolidated cash flows from operations comprised mainly of net income, adjusted for noncash income and expense items such as depreciation, amortization and deferred taxes, and changes in working capital), after the payment of dividends, are expected to provide cash in excess of the consolidating financing requirements and may be used to reduce the level of short-term borrowings. However, debt and/or equity financing may be required to fund unanticipated expenditures not included in the 2002 through 2006 forecast, such as increases in the costs of or an acceleration of the construction of capital projects.

As of June 30, 2002, HECO could still draw on the remaining $4 million of proceeds from previous sales of special purpose revenue bonds by the Department of Budget and Finance of the State of Hawaii for the benefit of HECO. Also as of June 30, 2002, an additional $65 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance for the benefit of HECO and HELCO prior to the end of 2003. HECO does not anticipate the need to issue common equity over the five-year period 2002 through 2006. The PUC must approve issuances, if any, of equity and long-term debt securities by HECO and its subsidiaries.

Capital expenditures include the costs of projects that are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 2002 through 2006 are currently estimated to total $0.6 billion. Approximately 60% of forecast gross capital expenditures (which include AFUDC and the capital expenditures funded by third-party contributions in aid of construction) is for transmission and distribution projects, with the remaining 40% primarily for generation projects.

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

Management periodically reviews capital expenditure estimates and the timing of construction projects. These estimates may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of KWH sales and peak load, the availability of purchased power and changes in expectations concerning the construction and ownership of future generating units, the availability of generating sites and transmission and distribution corridors, the ability to obtain adequate and timely rate increases, escalation in construction costs, the impacts of demand-side management programs, the effects of opposition to proposed construction projects and requirements of environmental and other regulatory and permitting authorities.

Bank

	June 30, 2002	December 31, 2001	% change
	(in millions)
Total assets	$6,171	$6,011	3
Available-for-sale mortgage-related securities	2,764	2,355	17
Held-to-maturity investment securities	87	84	3
Loans receivable, net	2,813	2,858	(2)
Deposit liabilities	3,737	3,680	2
Securities sold under agreements to repurchase	694	683	2
Advances from Federal Home Loan Bank	1,098	1,033	6

As of June 30, 2002, ASB was the third largest financial institution in Hawaii based on total assets of $6.2 billion and deposits of $3.7 billion.

ASB’s principal sources of liquidity are customer deposits, wholesale borrowings, the sale of mortgage loans into secondary market channels and the maturity and repayment of portfolio loans and mortgage-related securities. ASB’s deposits increased by $57 million during the first half of 2002. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers. At June 30, 2002, FHLB borrowings totaled $1.1 billion, representing 17.8% of assets. ASB is approved by the FHLB to borrow up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. At June 30, 2002, ASB’s unused FHLB borrowing capacity was approximately $1.1 billion. At June 30, 2002, securities sold under agreements to repurchase totaled $0.7 billion, representing 11.2% of assets. To the extent 2002 deposit growth falls short of satisfying ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments, ASB will utilize advances from the FHLB and securities sold under agreements to repurchase. At June 30, 2002, ASB had commitments to borrowers for undisbursed loan funds and unused lines and letters of credit of $0.7 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

In June 2001, ASB converted $0.4 billion in residential mortgage loans into FNMA pass-through securities. These securities were transferred into the investment securities portfolio and can serve as collateral for FHLB advances and other borrowings. The conversion of the loans also improves ASB’s risk-based capital ratio since less capital is needed to support federal agency securities than whole loans. In late June 2001, ASB sold $0.2 billion of the FNMA securities to improve ASB’s interest-rate risk profile. The securities sold were lower yielding 30-year fixed-rate securities with long durations. ASB has reinvested the proceeds into shorter duration fixed-rate and adjustable-rate securities.

For the first half of 2002, net cash provided by ASB’s operating activities was $22 million. Net cash used in ASB’s investing activities was $346 million, due largely to the purchase of mortgage-related securities and the origination and purchase of loans, net of repayments and sales. Net cash provided by financing activities was $117 million largely due to net increases in deposits, securities sold under agreements to repurchase and advances from the FHLB, partly offset by the payment of common and preferred stock dividends.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2002, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 6.7% (5.0%), a Tier-1 risk-based ratio of 13.3% (6.0%) and a total risk-based ratio of 14.5% (10.0%).

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond its control and could cause future results of operations to differ materially from historical results. Such factors include international, national and local economic conditions; competition in its principal segments; developments in the U.S. capital markets; weather; terrorist acts; interest rate environment; loan loss experience; technological developments; final costs of exits from discontinued operations; asset dispositions; insurance coverages; environmental matters; regulation of electric utility rates; deliveries of fuel oil and purchased power; other electric utility regulatory and permitting contingencies; and regulation of ASB. For additional information about these factors, see pages 15 to 23 of HEI’s 2001 Annual Report to Stockholders.

Additional factors that may affect future results and financial condition are described on page v under “Forward-looking statements.”

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

In accordance with SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” management has identified the accounting policies it believes to be the most critical to the Company’s financial statements—that is, management believes that these policies are both the most important to the portrayal of the Company’s financial condition and results of operations, and currently require management’s most difficult, subjective or complex judgments. For information about these policies, see pages 23 to 25 of HEI’s 2001 Annual Report to Stockholders.

Item 3.    Quantitative and qualitative disclosures about market risk

The Company considers interest-rate risk to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s financial condition and results of operations. For additional quantitative and qualitative information about the Company’s market risks, see pages 25 to 29 of HEI’s 2001 Annual Report to Stockholders.

U.S. Treasury yields at June 28, 2002 and December 31, 2001 were as follows:

Term	June 28, 2002	December 31, 2001
3 month	1.68%	1.72%
1 year	1.93	2.03
5 year	4.04	4.30
10 year	4.80	5.05
30 year	5.51	5.47

Interest rates (as measured by U.S. Treasury yields for the various terms above) have moved between a negative 26 basis points and a positive 4 basis points from December 31, 2001 to June 28, 2002. Management believes that this shift in interest rates resulted in an immaterial change in the Company’s estimated fair values of its interest-sensitive assets, liabilities and off-balance sheet items.

PART II—OTHER INFORMATION

Item 1.    Legal proceedings

There are no significant developments in pending legal proceedings except as set forth in HEI’s and HECO’s notes to consolidated financial statements, management’s discussion and analysis of financial condition and results of operations and Item 5, “Other information.”

Item 2.    Changes in securities and use of proceeds

On May 1, 2002 HEI has issued an aggregate of 7,500 shares of unregistered common stock pursuant to the HEI 1999 Nonemployee Company Director Stock Grant Plan, as amended effective May 1, 2002 (the HEI Nonemployee Director Plan). Under the HEI Nonemployee Director Plan, each HEI nonemployee director receives an annual stock grant of 600 shares of HEI common stock and each nonemployee subsidiary director receives an annual stock grant of 300 shares of HEI common stock.

HEI did not register the shares issued under the Plan since their issuance did not involve a “sale” as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the plan is mandatory and does not involve an investment decision. The Company received no proceeds in connection with this stock issuance.

Item 5.    Other information

A.
State of Hawaii, ex rel., Bruce R. Knapp, Qui Tam Plaintiff, and Beverly Perry, on behalf of herself and all others similarly situated, Class Plaintiff, vs. The AES Corporation, AES Hawaii, Inc., Hawaiian Electric Company, Inc., and Hawaiian Electric Industries, Inc.

On April 22 and 23, 2002, HECO and HEI, respectively, were served with a complaint filed in the Circuit Court for the First Circuit of Hawaii which alleges that the State of Hawaii and HECO’s other customers have been overcharged for electricity as a result of alleged excessive prices in the amended power purchase agreement (Amended PPA) between defendants HECO and AES Hawaii, Inc. (AES-HI). AES-HI is a subsidiary of The AES Corporation (AES), which guarantees certain obligations of AES-HI under the Amended PPA.

HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES-HI) in March 1988, and the PPA was amended in August 1989. The AES-HI 180 MW coal-fired cogeneration plant, which became operational in September 1992, utilizes a “clean-coal” technology and is designed to sell sufficient steam to be a “Qualifying Facility” under the Public Utility Regulatory Policies Act of 1978. The Amended PPA, which has a 30-year term, was approved by the PUC in December 1989, following contested case hearings in October 1988, an initial Decision and Order in July 1989, an amendment of the PPA in August 1989, and further contested case hearings in November 1989. Intervenors included the state Consumer Advocate and the U.S. Department of Defense. The PUC proceedings addressed a number of issues, including whether the prices for capacity and energy in the Amended PPA were less than HECO’s long-term estimated avoided costs, whether HECO needed the capacity to be provided by AES-HI, and whether the terms and conditions of the Amended PPA were reasonable.

The Complaint alleges that HECO’s payments to AES-HI for power, based on the prices, terms and conditions in the PUC-approved Amended PPA, have been “excessive” by over $1 billion since September 1992, and that approval of the Amended PPA was wrongfully obtained from the PUC as a result of alleged misrepresentations and/or material omissions by the defendants, individually and/or in conspiracy, with respect to the estimated future costs of the Amended PPA versus the costs of hypothetical HECO-owned generating units. The Complaint seeks treble damages, attorneys fees’, rescission of the Amended PPA, and punitive damages against HECO, HEI, AES-HI and AES under Hawaii laws permitting qui tam actions (asserting that the State declined to take over the action) and prohibiting unfair or deceptive acts or practices, and also asserts claims of fraud and unjust enrichment. The claimed damages are payments by the State and the class of all HECO customers for electricity at rates established by the PUC based on HECO’s costs, including payments under the Amended PPA to AES-HI.

On May 22, 2002, AES, with the consent of HECO and HEI, removed the case to the U.S. District Court for the District of Hawaii on the ground that the action arises under and is completely preempted by the Public Utility Regulatory Policies Act of 1978.

On June 12, 2002, HECO and HEI filed a motion to dismiss the complaint on the grounds that the plaintiffs’ claims either arose prior to enactment of the Hawaii False Claims Act, which does not have retroactive application, or are barred by the applicable statute of limitations. AES also filed a motion to dismiss, on the same and additional grounds. Both motions are set for hearing on October 23, 2002.

Plaintiffs moved to remand the case to state court on June 21, 2002. The motion is scheduled to be heard before the federal magistrate on August 23, 2002.

Management believes that the claims are without merit and intends to vigorously defend the lawsuit.

B.	Puna Geothermal Venture

HELCO has a 35-year PPA with Puna Geothermal Venture (PGV) for 30 MW of firm capacity from its geothermal steam facility expiring on December 31, 2027. PGV’s output has been in decline since mid-2000 and PGV is currently able to produce only about 5 MW of firm capacity compared to the 30 MW the company contracted to provide to HELCO. The loss of generation capacity has been attributed to blockage of a source well due to a failed liner below 5000 feet and decreasing steam quality emanating from one of its source wells. PGV is in the process of drilling additional source wells and a re-injection well in order to recover the 30 MW capacity. PGV is targeting a return to full contract capacity of 30 MW in November 2002.

C.	Hawaiian Commercial & Sugar Company

MECO has a PPA with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. The HC&S generating units primarily burn bagasse (sugar cane waste) along with secondary fuels of oil or coal. In March 1998, an HC&S unit failed and HC&S lost 10 MW of generating capacity. HC&S replaced the unit and put it into operation in the second quarter of 2000. HC&S, however, has since struggled to meet its contractual obligations to MECO in 2000 and 2001 due to operational constraints that led to several claims of force majeure by HC&S. On January 23, 2001, MECO rescinded a December 27, 1999 PPA termination notice that it had sent to HC&S and agreed with HC&S that neither party would issue to the other a notice of termination prior to the end of 2002. On June 14, 2002, MECO and HC&S agreed that neither party will give written notice of termination under the terms of the PPA, such that the PPA terminates prior to December 31, 2007. As a result, the PPA remains in force and effect through December 31, 2007, and from year to year thereafter, subject to termination on or after December 31, 2007 on not less than two years’ prior written notice by either party.

D.	Change of Escrow Agent

Optional cash investments made under the Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan (the Plan) are forwarded to a segregated escrow account at a bank designated by HEI (Escrow Agent) to be held for the benefit of the Plan participants pending investment in shares of HEI common stock. Prior to December 10, 2001, First Hawaiian Bank was the Escrow Agent. Effective December 10, 2001, HEI changed the Escrow Agent to Central Pacific Bank.

E.    Ratio of earnings to fixed charges

HEI and subsidiaries

Ratio of earnings to fixed charges excluding interest on ASB deposits

Six months ended June 30, 2002	Years ended December 31,
	2001	2000	1999	1998	1997
2.03	1.82	1.76	1.83	1.88	1.91

Ratio of earnings to fixed charges including interest on ASB deposits

Six months ended June 30, 2002	Years ended December 31,
	2001	2000	1999	1998	1997
1.71	1.52	1.49	1.50	1.48	1.59

For purposes of calculating the ratio of earnings to fixed charges for HEI and its subsidiaries, “earnings” represent the sum of (i) pretax income from continuing operations (excluding undistributed net income or net loss from less than 50%-owned persons) and (ii) fixed charges (but excluding capitalized interest). “Fixed charges” are calculated both excluding and including interest on ASB’s deposits during the applicable periods and represent the sum of (i) interest incurred by HEI and its subsidiaries, whether capitalized or expensed, but excluding interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI’s consolidated statements of income, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HEI’s subsidiaries, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) the preferred securities distribution requirements of trust subsidiaries.

HECO and subsidiaries

Ratio of earnings to fixed charges

Six months ended June 30, 2002	Years ended December 31,
	2001	2000	1999	1998	1997
3.66	3.51	3.39	3.09	3.33	3.26

For purposes of calculating the ratio of earnings to fixed charges for HECO and its subsidiaries, “earnings” represent the sum of (i) pretax income before preferred stock dividends of HECO and (ii) fixed charges (but excluding the allowance for borrowed funds used during construction). “Fixed charges” represent the sum of (i) interest incurred by HECO and its subsidiaries, whether capitalized or expensed, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HELCO and MECO, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) the preferred securities distribution requirements of the trust subsidiaries.

Item 6.    Exhibits and reports on Form 8-K

(a) Exhibits

HEI
Exhibit 4
Escrow Agreement dated as of November 26, 2001 between HEI and Central Pacific Bank for incorporation by reference in the Registration on Form S-3 (Regis. No. 333-56312) (superseding Exhibit 4(f) thereto)

HEI
Exhibit 12.1	Hawaiian Electric Industries, Inc. and subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2002 and 2001

HEI
Exhibit 99.1
Fifth Amendment to Trust Agreement, made and entered into April 1, 2002, between Fidelity Management Trust Company and HEI for the Hawaiian Electric Industries Retirement Savings Plan for incorporation by reference in the Registration Statement on Form S-8 (Regis. No. 333-02103)

HEI
Exhibit 99.2	Amendment 2002-2 to the Hawaiian Electric Industries Retirement Savings Plan, executed on May 31, 2002, for incorporation by reference in the Registration Statement on Form S-8 (Regis. No. 333-02103)

HEI
Exhibit 99.3	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Robert F. Clarke (HEI Chief Executive Officer)

HEI
Exhibit 99.4	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Robert F. Mougeot (HEI Chief Financial Officer)

HEI
Exhibit 99.5
Opinion of D’Amato & Lonborg (including consent) re: Employee Retirement Income Security Act of 1974, as amended, for incorporation by reference in the Registration Statement on Form S-8 (Regis. No. 333-02103)

HEI
Exhibit 99.8
Sixth Amendment to Trust Agreement, made and entered into effective January 1, 2002, between Fidelity Management Trust Company and HEI for the Hawaiian Electric Industries Retirement Savings Plan for incorporation by reference in the Registration Statement on Form S-8 (Regis. No. 333-02103)

HECO
Exhibit 12.2	Hawaiian Electric Company, Inc. and subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2002 and 2001

HECO
Exhibit 99.6	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of T. Michael May (HECO Chief Executive Officer)

HECO
Exhibit 99.7	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Richard von Gnechten (HECO Chief Financial Officer)

(b)    Reports on Form 8-K

Subsequent to March 31, 2002, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated	Registrant/s	Items reported
April 22, 2002	HEI/HECO	Item 5. HEI’s April 22, 2002 news release reporting first quarter 2002 earnings

May 1, 2002	HEI/HECO	Item 5. Announcement of HEI’s webcast and teleconference call of the financial analyst presentation on May 7, 2002

June 10, 2002	HEI	Item 5. HEI’s June 10, 2002 news release reporting inaccuracies in June 7, 2002 Pacific Business News article

July 1, 2002	HEI/HECO	Item 5. Update of “Oahu transmission system” and disclosures for goodwill and other intangibles

July 22, 2002	HEI/HECO	Item 5. HEI’s July 22, 2002 news release reporting second quarter 2002 earnings

July 25, 2002	HEI	Item 5. Reporting that HEI Board members A. Maurice Myers and Bill D. Mills had each entered into written HEI common stock trading plans

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By:	/s/ Robert F. Mougeot	By:	/s/ Richard A. von Gnechten
	Robert F. Mougeot Financial Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer of HEI)		Richard A. von Gnechten Financial Vice President (Principal Financial Officer of HECO)

Date: August 13, 2002		Date: August 13, 2002