Form 10-Q
period 2002-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2002-11-14
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Hawaiian Electric Industries, Inc. (808) 543-5662 Hawaiian Electric Company, Inc. (808) 543-7771

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

Yes	☒	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding November 1, 2002

Hawaiian Electric Industries, Inc. (Without Par Value)	36,610,869 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)	12,805,843 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and subsidiaries
Hawaiian Electric Company, Inc. and subsidiaries
Form 10-Q—Quarter ended September 30, 2002

i

Hawaiian Electric Industries, Inc. and subsidiaries
Hawaiian Electric Company, Inc. and subsidiaries
Form 10-Q—Quarter ended September 30, 2002

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

HEIPC

HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc., and the parent company of several subsidiaries. On October 23, 2001, the HEI Board of Directors adopted a formal plan to exit the international power business (engaged in by HEIPC and its subsidiaries).

HEIPC Group	HEI Power Corp. and its subsidiaries

HELCO	Hawaii Electric Light Company, Inc., a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

HPG	HEI Power Corp. Guam, a formerly wholly owned subsidiary of HEI Power Corp.

HTB	Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Service, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions

IPP	Independent power producer

KCP	Kawaihae Cogeneration Partners

KWH	Kilowatthour

MECO	Maui Electric Company, Limited, a wholly owned electric utility subsidiary of Hawaiian Electric Company, Inc.

MW	Megawatt

OTS	Office of Thrift Supervision, Department of Treasury

PBR	Performance-based rate-making

PRPs	Potentially responsible parties

PUC	Public Utilities Commission of the State of Hawaii

ROACE	Return on average common equity

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements
 Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

(in thousands)		September 30, 2002		December 31, 2001

Assets
Cash and equivalents		$251,467		$450,827
Accounts receivable and unbilled revenues, net		170,264		164,124
Available-for-sale investment and mortgage-related securities		2,011,842		1,613,710
Available-for-sale mortgage-related securities pledged for repurchase agreements		755,764		756,749
Held-to-maturity investment securities		88,047		84,211
Loans receivable, net		2,885,007		2,857,622
Property, plant and equipment, net of accumulated depreciation of $1,413,670 and $1,332,979		2,059,411		2,067,503
Regulatory assets		107,093		111,376
Other		336,395		309,874
Goodwill and other intangibles		97,947		101,947

		$8,763,237		$8,517,943

Liabilities and stockholders’ equity
Liabilities
Accounts payable		$151,543		$119,850
Deposit liabilities		3,749,455		3,679,586
Short-term borrowings		29,829		—
Securities sold under agreements to repurchase		617,542		683,180
Advances from Federal Home Loan Bank		1,183,752		1,032,752
Long-term debt		1,083,517		1,145,769
Deferred income taxes		229,043		185,436
Contributions in aid of construction		212,814		213,557
Other		235,088		293,742

		7,492,583		7,353,872

HEI- and HECO-obligated preferred securities of trust subsidiaries directly or indirectly holding solely HEI and HEI-guaranteed and HECO and HECO-guaranteed subordinated debentures		200,000		200,000
Preferred stock of subsidiaries - not subject to mandatory redemption		34,406		34,406

		234,406		234,406

Stockholders’ equity
Preferred stock, no par value, authorized 10,000 shares; issued: none		—		—
Common stock, no par value, authorized 100,000 shares; issued and outstanding: 36,572 shares and 35,600 shares		831,591		787,374
Retained earnings		171,299		147,837
Accumulated other comprehensive income (loss)
Net unrealized gains (losses) on securities	$34,191		$(5,181)
Minimum pension liability	(833)	33,358	(365)	(5,546)

		1,036,248		929,665

		$8,763,237		$8,517,943

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of income (unaudited)

	Three months ended September 30,		Nine months ended September 30,

(in thousands, except per share amounts and ratio of earnings to fixed charges)	2002	2001	2002	2001

Revenues
Electric utility	$333,636	$341,386	$919,643	$973,460
Bank	99,722	108,034	300,633	336,038
Other	(1,798)	(2,128)	(2,278)	(1,530)

	431,560	447,292	1,217,998	1,307,968

Expenses
Electric utility	280,047	287,064	769,497	821,100
Bank	75,156	88,546	229,527	278,829
Other	4,650	2,631	13,913	9,354

	359,853	378,241	1,012,937	1,109,283

Operating income (loss)
Electric utility	53,589	54,322	150,146	152,360
Bank	24,566	19,488	71,106	57,209
Other	(6,448)	(4,759)	(16,191)	(10,884)

	71,707	69,051	205,061	198,685

Interest expense—other than bank	(17,751)	(19,937)	(54,618)	(59,461)
Allowance for borrowed funds used during construction	549	524	1,392	1,711
Preferred stock dividends of subsidiaries	(501)	(501)	(1,504)	(1,504)
Preferred securities distributions of trust subsidiaries	(4,008)	(4,008)	(12,026)	(12,026)
Allowance for equity funds used during construction	1,162	998	2,977	3,218

Income before income taxes	51,158	46,127	141,282	130,623
Income taxes	18,381	17,461	50,602	48,081

Income from continuing operations	32,777	28,666	90,680	82,542

Discontinued operations, net of income taxes
Loss from operations	—	(711)	—	(1,254)
Net loss on disposals	—	(20,821)	—	(20,821)

Loss from discontinued operations	—	(21,532)	—	(22,075)

Net income	$32,777	$7,134	$90,680	$60,467

Basic earnings (loss) per common share
Continuing operations	$0.90	$0.85	$2.51	$2.47
Discontinued operations	—	(0.64)	—	(0.66)

	$0.90	$0.21	$2.51	$1.81

Diluted earnings (loss) per common share
Continuing operations	$0.89	$0.84	$2.49	$2.46
Discontinued operations	—	(0.63)	—	(0.66)

	$0.89	$0.21	$2.49	$1.80

Dividends per common share	$0.62	$0.62	$1.86	$1.86

Weighted-average number of common shares outstanding	36,435	33,716	36,150	33,454
Dilutive effect of stock options and dividend equivalents	192	209	200	180

Adjusted weighted-average shares	36,627	33,925	36,350	33,634

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits			2.07	1.84

Including interest on ASB deposits			1.74	1.52

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of changes in stockholders’ equity (unaudited)

(in thousands, except per share amounts)			Retained earnings	Accumulated other comprehensive income (loss)	Total
	Common stock

	Shares	Amount

Balance, December 31, 2001	35,600	$787,374	$147,837	$(5,546)	$929,665
Comprehensive income:
Net income	—	—	90,680	—	90,680
Net unrealized gains on securities:
Net unrealized gains arising during the period, net of taxes of $13,048	—	—	—	38,555	38,555
Add: reclassification adjustment for net losses included in net income, net of tax benefits of $1,093	—	—	—	817	817
Minimum pension liability adjustment, net of tax benefits of $287	—	—	—	(468)	(468)

Comprehensive income	—	—	90,680	38,904	129,584

Issuance of common stock	972	44,217	—	—	44,217
Common stock dividends ($1.86 per share)	—	—	(67,218)	—	(67,218)

Balance, September 30, 2002	36,572	$831,591	$171,299	$33,358	$1,036,248

Balance, December 31, 2000	32,991	$691,925	$147,324	$(190)	$839,059
Comprehensive income:
Net income	—	—	60,467	—	60,467
Net unrealized gains on securities:
Cumulative effect of the adoption of SFAS No. 133, net of tax benefits of $1,294	—	—	—	(559)	(559)
Net unrealized gains arising during the period, net of taxes of $10,013	—	—	—	14,059	14,059
Add: reclassification adjustment for net gains included in net income, net of taxes of $744	—	—	—	(435)	(435)
Minimum pension liability adjustment, net of tax benefits of $29	—	—	—	(46)	(46)

Comprehensive income	—	—	60,467	13,019	73,486

Issuance of common stock	859	31,711	—	—	31,711
Common stock dividends ($1.86 per share)	—	—	(62,171)	—	(62,171)

Balance, September 30, 2001	33,850	$723,636	$145,620	$12,829	$882,085

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

Nine months ended September 30	2002	2001

(in thousands)
Cash flows from operating activities
Income from continuing operations	$90,680	$82,542
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of property, plant and equipment	86,660	82,576
Other amortization	18,151	13,430
Provision for loan losses	8,000	9,000
Deferred income taxes	33,072	455
Allowance for equity funds used during construction	(2,977)	(3,218)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(6,140)	6,285
Increase in accounts payable	31,693	19,694
Decrease in taxes accrued	(43,423)	(10,549)
Changes in other assets and liabilities	(24,046)	(17,555)

Net cash provided by operating activities	191,670	182,660

Cash flows from investing activities
Proceeds from sale of investment securities	—	87,398
Available-for-sale mortgage-related securities purchased	(1,299,343)	(825,069)
Principal repayments on available-for-sale mortgage-related securities	857,932	396,031
Proceeds from sale of mortgage-related securities	77,264	440,925
Loans receivable originated and purchased	(789,453)	(686,391)
Principal repayments on loans receivable	646,095	533,554
Proceeds from sale of loans	103,444	166,991
Capital expenditures	(82,229)	(82,068)
Other	16,505	14,279

Net cash provided by (used in) investing activities	(469,785)	45,650

Cash flows from financing activities
Net increase in deposit liabilities	69,869	79,627
Net increase (decrease) in short-term borrowings with original maturities of three months or less	29,829	(62,718)
Repayment of other short-term borrowings	—	(3,000)
Net increase in retail repurchase agreements	9,765	3,310
Proceeds from securities sold under agreements to repurchase	901,531	711,532
Repayments of securities sold under agreements to repurchase	(976,837)	(587,427)
Proceeds from advances from Federal Home Loan Bank	259,000	194,100
Principal payments on advances from Federal Home Loan Bank	(108,000)	(393,100)
Proceeds from issuance of long-term debt	11,691	114,367
Repayment of long-term debt	(64,500)	(38,500)
Preferred securities distributions of trust subsidiaries	(12,026)	(12,026)
Net proceeds from issuance of common stock	26,564	19,298
Common stock dividends	(54,880)	(50,060)
Other	(9,601)	(13,668)

Net cash provided by (used in) financing activities.	82,405	(38,265)

Net cash provided by (used in) discontinued operations	(3,650)	34,805

Net increase (decrease) in cash and equivalents	(199,360)	224,850
Cash and equivalents, beginning of period	450,827	212,783

Cash and equivalents, end of period	$251,467	$437,633

See accompanying notes to consolidated financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HEI’s Annual Report on SEC Form 10-K for the year ended December 31, 2001 and the consolidated financial statements and the notes thereto in HEI’s Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of September 30, 2002 and December 31, 2001, the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to prior periods’ consolidated financial statements to conform to the 2002 presentation.

(2)  Segment financial information

Segment financial information was as follows:

(in thousands)	Electric utility	Bank	Other	Total

Three months ended September 30, 2002
Revenues from external customers	$333,635	$99,722	$(1,797)	$431,560
Intersegment revenues (eliminations)	1	—	(1)	—

Revenues	333,636	99,722	(1,798)	431,560

Profit (loss)*	41,829	23,171	(13,842)	51,158
Income taxes (benefit)	16,219	8,519	(6,357)	18,381

Income (loss) from continuing operations	25,610	14,652	(7,485)	32,777

Nine months ended September 30, 2002
Revenues from external customers	$919,639	$300,633	$(2,274)	$1,217,998
Intersegment revenues (eliminations)	4	—	(4)	—

Revenues	919,643	300,633	(2,278)	1,217,998

Profit (loss)*	114,015	66,917	(39,650)	141,282
Income taxes (benefit)	44,196	24,102	(17,696)	50,602

Income (loss) from continuing operations	69,819	42,815	(21,954)	90,680

Assets (at September 30, 2002, including net assets of discontinued operations)	2,411,180	6,241,788	110,269	8,763,237

Three months ended September 30, 2001
Revenues from external customers	$341,383	$108,034	$(2,125)	$447,292
Intersegment revenues (eliminations)	3	—	(3)	—

Revenues	341,386	108,034	(2,128)	447,292

Profit (loss)*	41,961	18,087	(13,921)	46,127
Income taxes (benefit)	16,266	7,015	(5,820)	17,461

Income (loss) from continuing operations	25,695	11,072	(8,101)	28,666

Nine months ended September 30, 2001
Revenues from external customers	$973,454	$336,038	$(1,524)	$1,307,968
Intersegment revenues (eliminations)	6	—	(6)	—

Revenues	973,460	336,038	(1,530)	1,307,968

Profit (loss)*	114,119	52,989	(36,485)	130,623
Income taxes (benefit)	44,283	19,835	(16,037)	48,081

Income (loss) from continuing operations	69,836	33,154	(20,448)	82,542

Assets (at September 30, 2001, including net assets of discontinued operations)	2,400,849	6,061,760	155,540	8,618,149

*     Income (loss) from continuing operations before income taxes.

Revenues attributed to foreign countries and long-lived assets located in foreign countries as of the dates and for the periods identified above were not material.

(3)  Electric utility subsidiary

For HECO’s consolidated financial information, including its commitments and contingencies, see pages 14 through 33.

(4)  Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and subsidiaries
Consolidated balance sheet data

(in thousands)	September 30, 2002	December 31, 2001

Assets
Cash and equivalents	$225,084	$425,595
Available-for-sale mortgage-related securities	2,002,603	1,598,100
Available-for-sale mortgage-related securities pledged for repurchase agreements	755,764	756,749
Held-to-maturity investment securities	88,047	84,211
Loans receivable, net	2,885,007	2,857,622
Other	187,336	187,224
Goodwill and other intangibles	97,947	101,947

	$6,241,788	$6,011,448

Liabilities and equity
Deposit liabilities–noninterest bearing	$331,974	$246,633
Deposit liabilities–interest bearing	3,417,481	3,432,953
Securities sold under agreements to repurchase	617,542	683,180
Advances from Federal Home Loan Bank	1,183,752	1,032,752
Other	147,624	130,494

	5,698,373	5,526,012
Minority interests and preferred stock of subsidiary	3,540	3,409
Preferred stock	75,000	75,000
Common stock	243,502	242,786
Retained earnings	186,608	165,564
Accumulated other comprehensive income (loss)	34,765	(1,323)

	464,875	407,027

	$6,241,788	$6,011,448

American Savings Bank, F.S.B. and subsidiaries
Consolidated income statement data

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Interest and dividend income
Interest and fees on loans	$50,210	$53,760	$152,300	$178,665
Interest on mortgage-related securities	35,503	39,136	103,634	115,331
Interest and dividends on investment securities	1,880	4,071	5,979	13,163

	87,593	96,967	261,913	307,159

Interest expense
Interest on deposit liabilities	17,833	29,015	57,331	92,241
Interest on Federal Home Loan Bank advances	14,905	16,540	43,327	54,267
Interest on securities sold under agreements to repurchase	5,683	6,563	15,256	22,922

	38,421	52,118	115,914	169,430

Net interest income	49,172	44,849	145,999	137,729
Provision for loan losses	1,500	3,000	8,000	9,000

Net interest income after provision for loan losses	47,672	41,849	137,999	128,729

Other income
Fees from other financial services	5,416	4,512	15,381	12,594
Fee income on deposit liabilities	4,091	2,309	11,717	6,713
Fee income on other financial products	2,592	2,282	7,647	5,850
Fee income on loans serviced for others, net	(882)	663	(369)	1,794
Gain (loss) on sale of securities	(913)	(268)	(640)	3,731
Writedown of investments	—	—	—	(6,164)
Other income	1,825	1,569	4,984	4,361

	12,129	11,067	38,720	28,879

General and administrative expenses
Compensation and employee benefits	14,753	13,090	44,046	38,647
Occupancy and equipment	7,896	7,225	22,387	21,324
Data processing	2,579	2,416	8,228	7,515
Consulting	1,582	671	4,374	2,298
Amortization of goodwill and core deposit intangibles*	433	1,676	1,298	5,021
Other	7,992	8,350	25,280	25,594

	35,235	33,428	105,613	100,399

Income before minority interests and income taxes	24,566	19,488	71,106	57,209
Minority interests	42	48	131	162
Income taxes	8,519	7,015	24,102	19,835

Income before preferred stock dividends	16,005	12,425	46,873	37,212
Preferred stock dividends	1,353	1,353	4,058	4,058

Net income for common stock	$14,652	$11,072	$42,815	$33,154

*  See note (9) of notes to consolidated financial statements for a discussion of goodwill amortization.

At September 30, 2002, ASB had commitments to borrowers for undisbursed loan funds and unused lines and letters of credit of $0.7 billion.

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

After ASB demanded that PaineWebber Incorporated (the broker through whom the remaining three issues of trust certificates were purchased) buy the three issues back or rescind the transaction, ASB filed a lawsuit against PaineWebber Incorporated in which ASB is seeking rescission or other remedies, including recovery of any losses ASB (directly and through its indemnification of HEI) may incur as a result of its purchase and ownership of these trust certificates.

To bring ASB into compliance with the OTS direction, ASB directed the trustees to terminate the principal swaps on the three issues and received $43 million from the swaps. Prior to terminating the swaps, ASB had received $2 million of cash from the three issues of trust certificates. After terminating the swaps, the related income class notes were sold by the swap counterparty to HEI. In May 2001, HEI purchased two series of the income class notes for approximately $21 million and, in July 2001, HEI purchased the third series of income class notes for approximately $7 million. As of September 30, 2002, HEI had received $8.3 million of cash from the income class notes.

Due to the uncertainty of future cash flows, HEI is accounting for the income class notes under the cost recovery method of accounting. In the second half of 2001 and the first nine months of 2002, HEI recognized a $5.6 million ($8.7 million pretax) and a $2.4 million ($3.7 million pretax), respectively, net loss on the writedown of the three income class notes to their then-current estimated fair value based upon an independent third party valuation that is updated quarterly. As of September 30, 2002, the fair value and carrying value (including valuation adjustments) of the three income class notes were $9.2 million. HEI could incur additional losses from the ultimate disposition of these income class notes from further “other-than-temporary” declines in their fair value. ASB has agreed to indemnify HEI against losses related to these income class notes, but the indemnity obligation is payable solely out of any recoveries achieved in the litigation against PaineWebber Incorporated. In 2002, PaineWebber Incorporated filed a counterclaim alleging misrepresentation and fraud among other allegations. Several motions for summary judgment and partial summary judgment have been filed by the parties and are scheduled for hearing in January 2003. The trial is scheduled in February 2003. The ultimate outcome of this litigation cannot be determined at this time.

ASB Realty Corporation

In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced Hawaii bank franchise taxes, net of federal income taxes, of HEI Diversified, Inc. (HEIDI) and ASB by $3 million for the nine months ended September 30, 2002 and $12 million for prior years. ASB has taken a dividends received deduction on dividends paid to it by ASB Realty Corporation in the returns filed in 1999 through 2002. The State of Hawaii Department of Taxation has challenged ASB’s position and has issued notices of tax assessment for 1999, 2000 and 2001. The aggregate amount of tax assessments is approximately $14 million (or $9 million, net of income tax benefits) for tax years 1999 through 2001, plus interest of $3 million (or $2 million, net of income tax benefits) through September 30, 2002. The interest on the tax is accruing at a simple interest rate of 8%. ASB believes that its tax position is proper and, in October 2002, filed an appeal with the State Board of Review, First Taxation District.

(5)  Discontinued operations

HEI Power Corp. (HEIPC)
On October 23, 2001, the HEI Board of Directors adopted a formal plan to exit the international power business (engaged in by HEIPC and its subsidiaries, the HEIPC Group). HEIPC management has been carrying out a program to dispose of all of the HEIPC Group’s remaining projects and investments. Accordingly, the HEIPC Group has been reported as a discontinued operation in the Company’s consolidated statements of income.

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

Due to the equity losses of $24.1 million incurred in 2000 from the investment in EPHE and the changes in the political and economic conditions related to the investment (primarily devaluation of the Philippine peso and increase in fuel oil prices), management determined that the investment in EAPRC was impaired and, on December 31, 2000, wrote off the remaining $65.7 million investment in EAPRC. Also, on December 31, 2000, HEI accrued a potential payment obligation under an HEI guaranty of $10 million of EAPRC loans. In the first quarter of 2001, HEI was partially released ($1.5 million) from the guaranty obligation; and, in August 2002, HEI paid approximately $8.5 million in full satisfaction of such obligation.

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

For the three months ended September 30, 2001, the HEIPC Group had revenues from operations of $1.2 million, operating loss of $0.6 million, interest expense of $0.3 million and income tax benefits of $0.2 million. For the nine months ended September 30, 2001, the HEIPC Group had revenues from operations of $4.2 million, operating loss of $0.2 million, interest expense of $1.1 million and income tax benefits of $29,000. As of September 30, 2002, the remaining net assets of the discontinued international power operations, after the writeoffs and writedowns described above, amounted to $13.1 million (included in “Other” assets) and consisted primarily of the investment in CEPALCO and deferred taxes receivable, reduced by a reserve for losses from operations during the phase-out period.

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

(6)  Cash flows

Supplemental disclosures of cash flow information

For the nine months ended September 30, 2002 and 2001, the Company paid interest amounting to $145.6 million and $203.6 million, respectively.

For the nine months ended September 30, 2002 and 2001, the Company paid income taxes amounting to $50.6 million and $19.5 million, respectively. The lower taxes paid in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2002 were due primarily to the timing of the Public Service Company tax deduction taken in 2001 by HECO and its subsidiaries for estimated tax purposes, which deferred tax payments to the end of the year.

Supplemental disclosures of noncash activities

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $12.3 million and $12.1 million for the nine months ended September 30, 2002 and 2001, respectively.

ASB securitized $392.8 million of residential loans into mortgage-related securities in the nine months ended September 30, 2001.

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

Rescission of SFAS No. 4, 44 and 64, amendment of SFAS No. 13, and technical corrections

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-

leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company adopted the provisions of SFAS No. 145 in the second quarter of 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial condition, results of operations or liquidity.

Costs associated with exit or disposal activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 on January 1, 2003. Since SFAS No. 146 is to be applied prospectively, the adoption of SFAS No. 146 should have no effect on the Company’s historical financial condition, results of operations or liquidity.

(8)  Commitments and contingencies

See note (4), “Bank subsidiary,” and note (5), “Discontinued operations,” above and note (4), “Commitments and contingencies,” below in HECO’s notes to consolidated financial statements.

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

Goodwill

The Company’s $83.2 million of goodwill, which is the Company’s only intangible asset with an indefinite useful life, is in the bank segment and was tested for impairment as of January 1, 2002 and will be tested for impairment annually in the fourth quarter using data as of September 30, 2002. As of January 1, 2002, there was no impairment of goodwill. The fair value of ASB was estimated using a valuation method based on a market approach which takes into consideration market values of comparable publicly traded companies and recent transactions of companies in the industry.

Application of the provisions of SFAS No. 142 has affected the comparability of current period results of operations with prior periods because the goodwill in the bank segment is no longer being amortized over a 25-year period. Thus, the following “transitional” disclosures present net income and earnings per common share adjusted to eliminate goodwill amortization in 2001 as shown below:

	Three months ended September 30,		Nine months ended September 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Consolidated
Reported net income	$32,777	$7,134	$90,680	$60,467
Goodwill amortization, net of tax benefits	—	961	—	2,877

Adjusted net income	$32,777	$8,095	$90,680	$63,344

Per common share:
Reported basic earnings	$0.90	$0.21	$2.51	$1.81
Goodwill amortization, net of tax benefits	—	0.03	—	0.08

Adjusted basic earnings	$0.90	$0.24	$2.51	$1.89

Per common share:
Reported diluted earnings	$0.89	$0.21	$2.49	$1.80
Goodwill amortization, net of tax benefits	—	0.03	—	0.08

Adjusted diluted earnings	$0.89	$0.24	$2.49	$1.88

Bank
Reported net income	$14,652	$11,072	$42,815	$33,154
Goodwill amortization, net of tax benefits	—	961	—	2,877

Adjusted net income	$14,652	$12,033	$42,815	$36,031

Amortized intangible assets

	September 30, 2002		December 31, 2001

(in thousands)	Gross carrying Amount	Accumulated amortization	Gross carrying amount	Accumulated amortization

Core deposits	$26,520	$17,551	$26,520	$16,254
Mortgage servicing rights	9,577	3,799	11,025	2,544

	$36,097	$21,350	$37,545	$18,798

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Aggregate amortization expense	$904	$816	$2,552	$2,151

The estimated aggregate amortization expense for ASB’s core deposits and mortgage servicing rights for 2002, 2003, 2004, 2005 and 2006 is $3.4 million, $3.3 million, $3.0 million, $2.8 million and $2.6 million, respectively.

ASB capitalizes mortgage servicing rights acquired through either the purchase or origination of mortgage loans for sale or securitization with servicing rights retained. Changes in mortgage interest rates impact the value of ASB’s mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decreases the value of mortgage servicing rights and increases the amortization of the mortgage servicing rights. Currently, ASB does not hedge its mortgage servicing rights against this risk. During the three months and nine months ended September 30, 2002, mortgage servicing rights acquired were not significant.

(10)  Financing costs

HEI uses the effective interest method to amortize the financing costs of the holding company over the term of the related long-term debt.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated balance sheets  (unaudited)

(in thousands, except par value)	September 30, 2002	December 31, 2001

Assets
Utility plant, at cost
Land	$31,867	$31,689
Plant and equipment	3,154,112	3,068,254
Less accumulated depreciation	(1,341,076)	(1,266,332)
Plant acquisition adjustment, net	315	354
Construction in progress	155,119	170,558

Net utility plant	2,000,337	2,004,523

Current assets
Cash and equivalents	1,893	1,858
Customer accounts receivable, net	82,376	81,872
Accrued unbilled revenues, net	58,255	52,623
Other accounts receivable, net	2,188	2,652
Fuel oil stock, at average cost	33,570	24,440
Materials and supplies, at average cost	20,996	19,702
Prepayments and other	69,846	53,744

Total current assets	269,124	236,891

Other assets
Regulatory assets	107,093	111,376
Other	34,626	36,948

Total other assets	141,719	148,324

	$2,411,180	$2,389,738

Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	295,814	295,806
Retained earnings	534,442	495,961

Common stock equity	915,643	877,154
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	100,000	100,000
Long-term debt	681,634	670,674

Total capitalization	1,731,570	1,682,121

Current liabilities
Long-term debt due within one year	883	14,595
Short-term borrowings–nonaffiliate	29,829	—
Short-term borrowings–affiliate	6,499	48,297
Accounts payable	54,919	53,966
Interest and preferred dividends payable	17,498	11,765
Taxes accrued	71,650	86,058
Other	22,932	29,799

Total current liabilities	204,210	244,480

Deferred credits and other liabilities
Deferred income taxes	150,630	145,608
Unamortized tax credits	48,341	48,512
Other	63,615	55,460

Total deferred credits and other liabilities	262,586	249,580

Contributions in aid of construction	212,814	213,557

	$2,411,180	$2,389,738

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of income  (unaudited)

	Three months ended September 30,		Nine months ended September 30,

(in thousands, except for ratio of earnings to fixed charges)	2002	2001	2002	2001

Operating revenues	$332,453	$340,231	$916,402	$969,979

Operating expenses
Fuel oil	85,311	96,665	218,901	266,995
Purchased power	87,123	87,670	240,744	253,067
Other operation	33,888	30,729	95,573	90,599
Maintenance	15,705	14,540	45,727	42,752
Depreciation	26,340	25,363	79,063	75,335
Taxes, other than income taxes	31,287	31,494	88,769	91,411
Income taxes	16,287	16,244	44,110	44,210

	295,941	302,705	812,887	864,369

Operating Income	36,512	37,526	103,515	105,610

Other income
Allowance for equity funds used during construction	1,162	998	2,977	3,218
Other, net	858	530	2,435	2,467

	2,020	1,528	5,412	5,685

Income before interest and other charges	38,532	39,054	108,927	111,295

Interest and other charges
Interest on long-term debt	10,127	10,126	30,430	30,127
Amortization of net bond premium and expense	498	509	1,505	1,546
Other interest charges	430	832	1,313	4,245
Allowance for borrowed funds used during construction	(549)	(524)	(1,392)	(1,711)
Preferred stock dividends of subsidiaries	228	228	686	686
Preferred securities distributions of trust subsidiaries	1,918	1,918	5,756	5,756

	12,652	13,089	38,298	40,649

Income before preferred stock dividends of HECO	25,880	25,965	70,629	70,646
Preferred stock dividends of HECO	270	270	810	810

Net income for common stock	$25,610	$25,695	$69,819	$69,836

Ratio of earnings to fixed charges (SEC method)			3.80	3.62

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of retained earnings  (unaudited)

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Retained earnings, beginning of period	$520,757	$488,111	$495,961	$443,970
Net income for common stock	25,610	25,695	69,819	69,836
Common stock dividends	(11,925)	(17,037)	(31,338)	(17,037)

Retained earnings, end of period	$534,442	$496,769	$534,442	$496,769

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
Consolidated statements of cash flows (unaudited)

Nine months ended September 30	2002	2001

(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO	$70,629	$70,646
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Depreciation of property, plant and equipment	79,063	75,335
Other amortization	9,191	9,593
Deferred income taxes	5,081	2,324
Tax credits, net	997	852
Allowance for equity funds used during construction	(2,977)	(3,218)
Changes in assets and liabilities
Increase in accounts receivable.	(40)	(3,993)
Decrease (increase) in accrued unbilled revenues	(5,632)	8,878
Decrease (increase) in fuel oil stock	(9,130)	720
Increase in materials and supplies	(1,294)	(4,204)
Increase in regulatory assets	(1,386)	(2,158)
Increase (decrease) in accounts payable	953	(13,258)
Increase (decrease) in taxes accrued	(14,408)	21,069
Changes in other assets and liabilities	(9,724)	(11,059)

Net cash provided by operating activities	121,323	151,527

Cash flows from investing activities
Capital expenditures	(78,217)	(77,686)
Contributions in aid of construction	7,394	6,773
Other	56	—

Net cash used in investing activities	(70,767)	(70,913)

Cash flows from financing activities
Common stock dividends	(31,338)	(17,037)
Preferred stock dividends	(810)	(810)
Preferred securities distributions of trust subsidiaries	(5,756)	(5,756)
Proceeds from issuance of long-term debt	11,691	14,367
Repayment of long-term debt	(5,000)	—
Net decrease in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	(11,969)	(57,317)
Repayment of other short-term borrowings	—	(3,000)
Other	(7,339)	(8,702)

Net cash used in financing activities	(50,521)	(78,255)

Net increase in cash and equivalents	35	2,359
Cash and equivalents, beginning of period	1,858	1,534

Cash and equivalents, end of period	$1,893	$3,893

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto incorporated by reference in HECO’s Annual Report on SEC Form 10-K for the year ended December 31, 2001 and the consolidated financial statements and the notes thereto in HECO’s Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of September 30, 2002 and December 31, 2001, the results of their operations for the three and nine months ended September 30, 2002 and 2001, and their cash flows for the nine months ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to prior periods’ consolidated financial statements to conform to the 2002 presentation.

(2)  Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes they collect from customers and pay to taxing authorities. Revenue taxes to be paid to the taxing authorities are recorded as an expense and a corresponding liability in the year the related revenues are recognized. Payments to the taxing authorities are made in the subsequent year. For the nine months ended September 30, 2002, HECO and its subsidiaries included $82 million of revenue taxes in “operating revenues” and $84 million (including a $2 million nonrecurring PUC fee adjustment) of revenue taxes in “taxes, other than income taxes” expense. For the nine months ended September 30, 2001, HECO and its subsidiaries included $86 million of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

(3)  Cash flows

Supplemental disclosures of cash flow information

For the nine months ended September 30, 2002 and 2001, HECO and its subsidiaries paid interest amounting to $25.4 million and $27.5 million, respectively.

For the nine months ended September 30, 2002 and 2001, HECO and its subsidiaries paid income taxes amounting to $42.8 million and $15.7 million, respectively. The lower taxes paid in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2002 were due primarily to the timing of the Public Service Company tax deduction taken in 2001 by HECO and its subsidiaries for estimated tax purposes, which deferred tax payments to the end of the year.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $3.0 million and $3.2 million for the nine months ended September 30, 2002 and 2001, respectively.

In August 2002, HECO assigned an account receivable totaling $9.6 million to a creditor, without recourse, in full settlement of HECO’s $9.6 million note payable to that creditor.

(4)  Commitments and contingencies

HELCO power situation

In 1991, Hawaii Electric Light Company, Inc. (HELCO) began planning to meet increased electric generation demand forecast for 1994. HELCO’s plans were to install at its Keahole power plant two 20 MW combustion turbines (CT-4 and CT-5), followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) dual-train combined-cycle unit. In 1994, the PUC approved the commitment of expenditures for CT-4. In 1995, the PUC allowed HELCO to pursue construction of and commit expenditures for CT-5 and ST-7, but noted that such costs are not to be included in rate base until the project is installed and “is used and useful for utility purposes.” The PUC also ordered HELCO to continue negotiating with independent power producers (IPPs), stating that the facility to be built should be the one that can be most expeditiously put into service at “allowable cost.”

The timing of the installation of HELCO’s phased units has been revised on several occasions due to delays in obtaining an amendment of a land use permit from the Hawaii Board of Land and Natural Resources (BLNR) and an air permit from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA), in each case as needed for the proposed expansion of the Keahole power plant site. The delays have also been attributable to lawsuits, claims and petitions filed by IPPs and other parties challenging these permits and objecting to the expansion, alleging among other things that (1) operation of the expanded Keahole site would not comply with land use regulations (including noise standards) and HELCO’s land patent; (2) HELCO cannot operate the plant within current air quality standards; (3) HELCO could alternatively purchase power from IPPs to meet increased electric generation demand; and (4) HELCO’s land use entitlement expired in April 1999.

As a result of a September 19, 2002 decision by the Third Circuit Court of the State of Hawaii (Circuit Court), relating to an extension of a construction deadline and described below under “Land use permit amendment,” the construction of CT-4 and CT-5, which had commenced in April 2002 after HELCO had obtained a final air permit and the Circuit Court had lifted a stay on construction, has been suspended. HELCO has appealed this ruling to the Hawaii Supreme Court and is considering other options that may allow HELCO to complete the installation of CT-4 and CT-5 (including appealing the original ruling on the three-year construction deadline and seeking a land use reclassification of the Keahole site from the State Land Use Commission). If none of these options is ultimately successful, HELCO may be unable to complete the installation of CT-4 and CT-5. For the potential financial statement implications of this situation, see “Management’s evaluation; costs incurred.”

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

First, based on a change by the DOH in its interpretation of the noise rules it promulgated under the Hawaii Noise Pollution Act, the Circuit Court ruled in March 1999 that a stricter noise standard than the previously applied standard applies to HELCO’s plant, but left enforcement of the ruling to the DOH. The DOH has been periodically monitoring noise levels at the site. If the DOH were to issue a notice of violation based on the stricter standards, HELCO may, among other things, assert that the noise regulations, as applied to it at Keahole, are unconstitutional. Meanwhile, while not waiving possible claims or defenses that it might have against the DOH, HELCO has implemented noise mitigation measures for the existing units at Keahole and, should construction be allowed to continue, is planning to implement additional noise mitigation measures for both the existing units and for CT-4 and CT-5. The estimated cost for these additional noise mitigation measures (for the existing units and CT-4 and CT-5) is $5 million, which amount would be capitalized. While the noise mitigation measures were being implemented, HELCO applied to the DOH and received approval for a noise permit through 2003.

Second, in September 2000, the Circuit Court orally ruled, and on November 9, 2000, it issued a written Order that, absent any legal or equitable extension authorized by the BLNR pursuant to legal authority, the three-year construction period in the standard land use conditions of the Department of Land and Natural Resources of the State of Hawaii (DLNR) expired in April 1999. In December 2000, the Circuit Court imposed a stay on construction. In October 2000, HELCO filed with the BLNR a request for extension of the construction deadline and, in January 2001, the BLNR sent the request to a contested case hearing, which was held in September 2001. In a document dated November 5, 2001, the hearings officer recommended that the BLNR approve HELCO’s request for extension of the construction deadline. The recommendation did not state a time period for the extension, but concluded that an extension is warranted “under such conditions as the Board may deem advisable.”

The BLNR, by Order dated March 25, 2002, granted HELCO an extension of the construction deadline through December 31, 2003. The extension was subject to a number of conditions, including, but not limited to, HELCO (1) complying with all applicable laws and with all conditions applicable (a) to the default entitlement, including the 15 standard land use conditions (except where deviations are approved by the BLNR), and (b) to each Conservation District Use Permit (CDUP) and amendment previously awarded to HELCO for this site; (2) agreeing to indemnify and hold the State harmless from claims arising out of any act or omission of HELCO relating to the “permit”; (3) proceeding with construction in accordance with construction plans to be submitted to and signed by the chairperson of the BLNR; (4) obtaining approval of the DOH and the Board of Water Supply for any potable water supply or sanitation facilities; (5) complying with its representations relative to mitigation, as set forth in the accepted environmental impact statement; (6) minimizing or eliminating any interference, nuisance or harm which may be caused by this land use; (7) filing, within 90 days of the Order, an application for boundary amendment with the State Land Use Commission (LUC) to remove the site from the conservation district; and (8) complying with other terms and conditions as prescribed by the chairperson of the BLNR. The Order states that failure to comply with any of these conditions shall render the “permit” void. The Order also states that “no further extensions will be provided.” In April 2002, the Circuit Court lifted the stay on construction in light of the BLNR’s Order, and construction activities on CT-4 and CT-5 then commenced.

Third, in other pending litigation, at a hearing on May 8, 2002, the Circuit Court denied the following motions:  a motion for a stay while one of the appeals is pending; a motion for injunction to enjoin construction (based on the allegation that HELCO’s default entitlement is no longer valid); and a motion for preliminary injunction to enjoin construction until the Hawaii Supreme Court decides HELCO’s appeal of the DOH noise regulations and until HELCO demonstrates that the expanded plant can satisfy the noise standards established in 1999 by the Circuit Court. The nonprevailing parties made several filings in response to the denial of these motions. On May 14, 2002, they filed a petition for writ of mandamus with the Hawaii Supreme Court, attempting to get that court to compel the Circuit Court to enforce the conditions in its 1998 final judgment regarding HELCO’s default entitlement. The Hawaii Supreme Court denied that petition on July 1, 2002. On May 15, 2002, the nonprevailing parties filed a motion for reconsideration of the Circuit Court’s decision denying the motion for preliminary injunction. On August 8, 2002, the Circuit Court issued an Order denying the motion for reconsideration. On June 10, 2002, the nonprevailing parties filed a notice of appeal to the Hawaii Supreme Court of the Circuit Court’s decision denying the motion for injunction. On September 4, 2002, the Hawaii Supreme Court denied HELCO’s motion to dismiss the appeal on procedural grounds. On November 6, 2002, HELCO filed a Notice of Extension of Time to File Answering Brief. Its Answering Brief is now due in early December 2002.

Keahole Defense Coalition, Inc. (KDC) and two individuals appealed the BLNR’s March 25, 2002 Order in the Circuit Court, as did the Department of Hawaiian Home Lands. Oral arguments in the appeals were heard on September 16, 2002. On September 19, 2002, the Circuit Court issued a letter to the parties indicating the Circuit Court’s decision to reverse the BLNR’s Order. The letter states that:

1.	The BLNR exceeded its statutory authority in granting the extension of the permit. The findings do not support any authority by statute or rule.

2.	The conclusions of law are erroneous.

3.

The BLNR’s action in denying Appellants’ motion to subpoena a material witness regarding a letter issued by the DLNR on January 30, 1998 to HELCO (addressing the applicability of the standard land use conditions and stating that the three-year deadline did not apply) violated Appellants’ constitutional rights to a fair hearing.

4.	The BLNR’s granting the extension is clearly erroneous in view of the BLNR’s Findings of Fact and Conclusions of Law.

On September 26, 2002, HELCO filed with the Circuit Court a motion for reconsideration of its decision. The BLNR joined HELCO in its motion for reconsideration. At a hearing on October 3, 2002, the Circuit Court denied HELCO’s motion for reconsideration, and the judge signed an Order confirming the Circuit Court’s reversal of the BLNR’s extension of the construction period. The Circuit Court directed the attorney for KDC and the individual appellants to prepare the necessary documents to reduce the Order to final judgment.

On November 1, 2002, HELCO filed with the Circuit Court a notice of appeal of the October 3, 2002 Order (which appeal will be heard by the Hawaii Supreme Court or Hawaii Intermediate Court of Appeals) and a motion for stay from the Circuit Court of its Order pending determination of the appeal. A hearing on the motion for stay was held on November 7, 2002, at which time the Circuit Court orally denied HELCO’s motion.

In addition, on October 15, 2002, HELCO filed a motion asking the Circuit Court to reduce to a supplemental final judgment its earlier November 9, 2000 Order that the three-year construction deadline applied and that it expired in April 1999, as HELCO also intends to appeal that judgment to the Hawaii Supreme Court. A hearing was held on November 4, 2002, and on November 6, 2002, the Circuit Court issued an order denying HELCO’s motion. As a protective measure, on November 1, 2002, HELCO filed with the Circuit Court a notice of appeal related to the appeal of the ruling on the three-year deadline, and intends to pursue that appeal notwithstanding the Circuit Court’s Order denying HELCO's motion that the November 9, 2000 Order be reduced to a final judgment. In the meantime, construction activities on CT-4 and CT-5 have been suspended and steps have been taken to secure the site and protect equipment and personnel.

Land Use Commission petition.  One of the conditions of the construction period extension granted by the BLNR (which the Circuit Court’s October 3, 2002 Order now has reversed) was that HELCO file an application for a boundary amendment with the LUC to remove the site from the conservation district. HELCO filed the application on June 21, 2002. A hearing before the LUC was held on September 12, 2002, at which public testimony was taken and memoranda were received regarding the jurisdiction of the LUC in dealing with the HELCO petition. In light of current circumstances, on October 3, 2002, HELCO withdrew its petition. Under LUC rules, after such a voluntary withdrawal the applicant may submit another petition for the same property one year from the date of withdrawal. HELCO intends to submit a new petition for reclassification in 2003.

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

Management’s evaluation; costs incurred. In addition to appealing the Circuit Court’s October 3, 2002 Order to the Hawaii Supreme Court, requesting a stay of the Order from the Hawaii Supreme Court and requesting expedited scheduling of the appeal and the motion for stay, management is also evaluating other possible actions in response to the Order, including actions that might be taken to avoid power supply problems pending installation of CT-4 and CT-5. Even if the Circuit Court’s Order is ultimately overturned on appeal, however, construction is likely to be further significantly delayed, and the costs to complete construction may be significantly increased, due to the time that is likely to be required to resolve the legal proceedings. In the meantime, one concern of HELCO’s management is the condition and performance of certain aging generators on the HELCO system, which were intended to be retired or to be operated less frequently once CT-4 and CT-5 were installed, as well as the current operating status of various IPPs, which provide approximately 43% of HELCO’s generating capacity. Another concern is the possibility of power interruptions, including rolling blackouts, as IPPs and/or HELCO’s generating units become unavailable or less available (i.e., available at lower capacity) due to forced outages or planned maintenance. HELCO’s Puna Steam Plant and Combustion Turbine 1 are on extended forced outage and extended overhaul, respectively. One IPP is currently providing 5 MW of a 30 MW contract and another IPP's reliability is decreased due to new plant operating issues. As a result, generation reserve margins are at a critical stage during peak hours of operation.  On November 8, 2002, rolling blackouts were instituted during the peak hours for a few hours on the island of Hawaii. HELCO will endeavor to avert power interruptions, including rolling blackouts, in the future through a number of actions such as managing the generating units on its system and requesting customers to reduce demand during critical periods such as the peak evening hours, but under current system conditions, there can be no assurance that power interruptions will not occur.

The recovery of costs relating to CT-4 and CT-5 are subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of September 30, 2002. However, whether or not CT-4 and CT-5 will be installed, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HELCO may be required to write off a material portion of the costs incurred in its efforts to put these units into service. As of September 30, 2002, HELCO’s costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (less costs the PUC permitted to be transferred to plant-in-service for pre-air permit facilities) amounted to approximately $78 million, including $31 million for equipment and material purchases, $27 million for planning, engineering, permitting, site development and other costs and $20 million for an allowance for funds used during construction (AFUDC) charged to the project prior to HELCO’s decision to discontinue the further accrual of AFUDC on CT-4 and CT-5. HELCO discontinued the accrual of AFUDC effective December 1, 1998, due in part to the delays and the potential for further delays. In addition to the $78 million in construction in progress, construction and/or purchase commitments related to CT-4 and CT-5 outstanding as of September 30, 2002 are estimated at approximately $4 million. In view of the limitation on the construction period and the requirements of the boundary amendment process which existed even prior to the October 3, 2002 Order, HELCO had decided to defer the installation of ST-7 to a date outside of the near-term planning horizon. No costs for ST-7 are included in construction in progress.

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

In November 2000, the DLNR accepted a Revised Final Environmental Impact Statement (RFEIS) prepared in support of HECO’s application for a CDUP. In January 2001, three organizations and an individual filed a complaint against the DLNR and HECO challenging the DLNR’s acceptance of the RFEIS and seeking, among other things, a judicial declaration that the RFEIS is inadequate and null and void. HECO continues to contest the lawsuit.

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

As of September 30, 2002, the accumulated costs related to the Kamoku to Pukele transmission line amounted to $16.4 million, including $11.7 million for planning, engineering and permitting costs and $4.7 million for AFUDC. These costs are recorded in construction in progress. The recovery of costs relating to the Kamoku to Pukele transmission line project is subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put the Kamoku to Pukele transmission line into service is required as of September 30, 2002. However, whether or not the Kamoku to Pukele transmission line will be installed, if it becomes probable that  the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the costs incurred in its efforts to put the Kamoku to Pukele transmission line into service.

Environmental regulation

In early 1995, the DOH initially advised HECO, Hawaiian Tug & Barge Corp. (HTB), Young Brothers, Limited (YB) and others that it was conducting an investigation to determine the nature and extent of actual or potential releases of hazardous substances, oil, pollutants or contaminants at or near Honolulu Harbor. The DOH issued letters in December 1995 indicating that it had identified a number of parties, including HECO, HTB and YB, who appear to be potentially responsible for the contamination and/or operated their facilities upon contaminated land. The DOH met with these identified parties in January 1996 and certain of the identified parties (including HECO, Chevron Products Company, the State of Hawaii Department of Transportation Harbors Division and others) formed a Honolulu Harbor Work Group (Work Group). Effective January 30, 1998, the Work Group and the DOH entered into a voluntary agreement and scope of work to determine the nature and extent of any contamination, the responsible parties and appropriate remedial actions.

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

In July 2001, the EPA issued a notice of interest (Initial NOI) under the Oil Pollution Act of 1990 to HECO, YB and others regarding the Iwilei Unit of the Honolulu Harbor site. In the Initial NOI, the EPA stated that immediate subsurface investigation and assessment (also known as the Rapid Assessment Work) must be conducted to delineate the extent of contamination at the site. The Participating Parties completed the Rapid Assessment Work, submitted a report to the EPA and DOH in January 2002, and developed a proposal for additional investigation (known as the Phase 2 Rapid Assessment Work), which the EPA and DOH approved. The Participating Parties substantially completed the Phase 2 Rapid Assessment Work in the third quarter of 2002 and anticipate submitting a report to EPA and DOH in the fourth quarter of 2002.

In September 2001, the EPA and DOH concurrently issued notices of interest (collectively, the Second NOI) to the members of the Participating Parties, including HECO and TOOTS. The Second NOI identified several investigative and preliminary oil removal tasks to be taken at certain valve control facilities associated with historic pipelines in the Iwilei Unit of the Honolulu Harbor site. The Participating Parties performed the tasks identified in the Second NOI (the Phase I Pipeline Investigation) and developed a proposal for additional investigation (the Phase 2 Pipeline Investigation), which proposal the EPA and DOH approved. The Participating Parties have completed the Phase 2 Pipeline Investigation and anticipate submitting a report to the DOH and EPA in the fourth quarter of 2002. With the approval of the EPA and DOH, the Participating Parties also constructed a pilot Dual Phase Extraction System to remove petroleum liquids and vapors from the subsurface in a portion of the Iwilei District. Operation of the pilot extraction system began in October 2002. The pilot study supplements ongoing petroleum removal activities by the Participating Parties from wells and trenches installed as part of the investigation. The Participating Parties plan to undertake a Feasibility Study during 2003 to identify and evaluate various remedial strategies to address petroleum products identified in the subsurface of the Iwilei District. The Feasibility Study will also recommend implementation of remedial strategies, where appropriate.

Management has developed a preliminary estimate of costs for continuing investigative work, remedial activities and monitoring at the Iwilei Unit of the site. Management estimates that HECO will incur approximately $1.1 million (of which $0.1 million has been incurred through September 30, 2002) and TOOTS will incur approximately $0.1 million in connection with work to be performed at the site primarily from January 2002 through December 2004. These estimates were expensed in 2001. However, because (1) the full scope and extent of additional investigative work, remedial activities and monitoring are unknown at this time, (2) the final cost allocation method has not yet been determined and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei Unit (including its Honolulu power plant site), the HECO and TOOTS cost estimates may be subject to significant change and additional material investigative and remedial costs may be incurred after December 2004.

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

The 1997 and 1998 junior deferrable debentures and the common securities of the Trusts have been eliminated in HECO’s consolidated balance sheets as of September 30, 2002 and December 31, 2001. The 1997 and 1998 junior deferrable debentures are redeemable only (i) at the option of HECO, MECO and HELCO, respectively, in whole or in part, on or after March 27, 2002 (1997 junior deferrable debentures) and December 15, 2003 (1998 junior deferrable debentures) or (ii) at the option of HECO, in whole, upon the occurrence of a “Special Event” (relating to certain changes in laws or regulations).

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

Costs associated with exit or disposal activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. HECO and its subsidiaries will adopt the provisions of SFAS No. 146 on January 1, 2003. Since SFAS No. 146 is to be applied prospectively, the adoption of SFAS No. 146 should have no effect on HECO and its subsidiaries’ historical financial condition, results of operations or liquidity.

(7)  Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$53,589	$54,322	$150,146	$152,360
Deduct:
Income taxes on regulated activities	(16,287)	(16,244)	(44,110)	(44,210)
Revenues from nonregulated activities	(1,183)	(1,155)	(3,241)	(3,481)
Add:
Expenses from nonregulated activities	393	603	720	941

Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$36,512	$37,526	$103,515	$105,610

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

Consolidating financial information for HECO and its subsidiaries is as follows for the periods ended and as of the dates indicated:

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

	September 30, 2002

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Assets
Utility plant, at cost
Land	$25,316	$2,965	$3,586	$—	$—	$—	$31,867
Plant and equipment	2,004,191	560,362	589,559	—	—	—	3,154,112
Less accumulated depreciation	(856,536)	(250,440)	(234,100)	—	—	—	(1,341,076)
Plant acquisition adjustment, net	—	—	315	—	—	—	315
Construction in progress	59,631	88,316	7,172	—	—	—	155,119

Net utility plant	1,232,602	401,203	366,532	—	—	—	2,000,337

Investment in subsidiaries, at equity	355,860	—	—	—	—	(355,860)	—

Current assets
Cash and equivalents	105	4	1,784	—	—	—	1,893
Advances to affiliates	12,900	—	20,000	51,546	51,546	(135,992)	—
Customer accounts receivable, net	56,473	14,230	11,673	—	—	—	82,376
Accrued unbilled revenues, net	40,928	8,982	8,345	—	—	—	58,255
Other accounts receivable, net	1,169	655	468	—	—	(104)	2,188
Fuel oil stock, at average cost	24,052	2,428	7,090	—	—	—	33,570
Materials and supplies, at average cost	9,841	2,333	8,822	—	—	—	20,996
Prepayments and other	57,239	8,358	4,249	—	—	—	69,846

Total current assets	202,707	36,990	62,431	51,546	51,546	(136,096)	269,124

Other assets
Regulatory assets	76,094	16,660	14,339	—	—	—	107,093
Other	22,778	6,153	5,695	—	—	—	34,626

Total other assets	98,872	22,813	20,034	—	—	—	141,719

	$1,890,041	$461,006	$448,997	$51,546	$51,546	$(491,956)	$2,411,180

Capitalization and liabilities
Capitalization
Common stock equity	$915,643	$172,593	$180,175	$1,546	$1,546	$(355,860)	$915,643
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	—	—	—	50,000	50,000	—	100,000
Long-term debt	472,073	140,985	171,668	—	—	(103,092)	681,634

Total capitalization	1,410,009	320,578	356,843	51,546	51,546	(458,952)	1,731,570

Current liabilities
Long-term debt due within one year	883	—	—	—	—	—	883
Short-term borrowings–nonaffiliates	29,829	—	—	—	—	—	29,829
Short-term borrowings–affiliate	26,499	12,900	—	—	—	(32,900)	6,499
Accounts payable	41,032	7,520	6,367	—	—	—	54,919
Interest and preferred dividends payable	10,600	2,984	3,958	—	—	(44)	17,498
Taxes accrued	39,843	14,347	17,460	—	—	—	71,650
Other	17,010	2,494	3,488	—	—	(60)	22,932

Total current liabilities	165,696	40,245	31,273	—	—	(33,004)	204,210

Deferred credits and other liabilities
Deferred income taxes	128,794	12,111	9,725	—	—	—	150,630
Unamortized tax credits	28,467	8,623	11,251	—	—	—	48,341
Other	23,411	25,572	14,632	—	—	—	63,615

Total deferred credits and other liabilities	180,672	46,306	35,608	—	—	—	262,586

Contributions in aid of construction	133,664	53,877	25,273	—	—	—	212,814

	$1,890,041	$461,006	$448,997	$51,546	$51,546	$(491,956)	$2,411,180

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating balance sheet (unaudited)

	December 31, 2001

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Assets
Utility plant, at cost
Land	$25,369	$2,752	$3,568	$—	$—	$—	$31,689
Plant and equipment	1,943,378	550,671	574,205	—	—	—	3,068,254
Less accumulated depreciation	(810,187)	(238,962)	(217,183)	—	—	—	(1,266,332)
Plant acquisition adjustment, net	—	—	354	—	—	—	354
Construction in progress	70,501	85,913	14,144	—	—	—	170,558

Net utility plant	1,229,061	400,374	375,088	—	—	—	2,004,523

Investment in subsidiaries, at equity	341,186	—	—	—	—	(341,186)	—

Current assets
Cash and equivalents	9	1,282	567	—	—	—	1,858
Advances to affiliates	12,600	—	7,000	51,546	51,546	(122,692)	—
Customer accounts receivable, net	56,227	13,644	12,001	—	—	—	81,872
Accrued unbilled revenues, net	35,072	8,855	8,696	—	—	—	52,623
Other accounts receivable, net	2,537	497	352	—	—	(734)	2,652
Fuel oil stock, at average cost	15,840	3,007	5,593	—	—	—	24,440
Materials and supplies, at average cost	9,168	1,982	8,552	—	—	—	19,702
Prepayments and other	43,326	7,028	3,390	—	—	—	53,744

Total current assets	174,779	36,295	46,151	51,546	51,546	(123,426)	236,891

Other assets
Regulatory assets	76,153	18,376	16,847	—	—	—	111,376
Other	24,875	5,920	6,153	—	—	—	36,948

Total other assets	101,028	24,296	23,000	—	—	—	148,324

	$1,846,054	$460,965	$444,239	$51,546	$51,546	$(464,612)	$2,389,738

Capitalization and liabilities
Capitalization
Common stock equity	$877,154	$165,655	$172,439	$1,546	$1,546	$(341,186)	$877,154
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	—	—	—	50,000	50,000	—	100,000
Long-term debt	461,173	140,962	171,631	—	—	(103,092)	670,674

Total capitalization	1,360,620	313,617	349,070	51,546	51,546	(444,278)	1,682,121

Current liabilities
Long-term debt due within one year	9,595	5,000	—	—	—	—	14,595
Short-term borrowings–affiliate	55,297	12,600	—	—	—	(19,600)	48,297
Accounts payable	34,860	10,108	8,998	—	—	—	53,966
Interest and preferred dividends payable	7,664	1,698	2,433	—	—	(30)	11,765
Taxes accrued	52,216	15,841	18,001	—	—	—	86,058
Other	23,712	2,852	3,939	—	—	(704)	29,799

Total current liabilities	183,344	48,099	33,371	—	—	(20,334)	244,480

Deferred credits and other liabilities
Deferred income taxes	123,097	11,984	10,527	—	—	—	145,608
Unamortized tax credits	28,538	8,644	11,330	—	—	—	48,512
Other	15,557	25,309	14,594	—	—	—	55,460

Total deferred credits and other liabilities	167,192	45,937	36,451	—	—	—	249,580

Contributions in aid of construction	134,898	53,312	25,347	—	—	—	213,557

	$1,846,054	$460,965	$444,239	$51,546	$51,546	$(464,612)	$2,389,738

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

	Three months ended September 30, 2002

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Operating revenues	$232,636	$49,156	$50,661	$—	$—	$—	$332,453

Operating expenses
Fuel oil	59,602	8,083	17,626	—	—	—	85,311
Purchased power	70,300	14,726	2,097	—	—	—	87,123
Other operation	22,423	5,037	6,428	—	—	—	33,888
Maintenance	10,474	2,688	2,543	—	—	—	15,705
Depreciation	15,904	4,870	5,566	—	—	—	26,340
Taxes, other than income taxes	21,829	4,642	4,816	—	—	—	31,287
Income taxes	10,169	2,632	3,486	—	—	—	16,287

	210,701	42,678	42,562	—	—	—	295,941

Operating income	21,935	6,478	8,099	—	—	—	36,512

Other income
Allowance for equity funds used during construction	1,042	59	61	—	—	—	1,162
Equity in earnings of subsidiaries	9,643	—	—	—	—	(9,643)	—
Other, net	879	69	33	1,037	941	(2,101)	858

	11,564	128	94	1,037	941	(11,744)	2,020

Income before interest and other charges	33,499	6,606	8,193	1,037	941	(11,744)	38,532

Interest and other charges
Interest on long-term debt	6,113	1,809	2,205	—	—	—	10,127
Amortization of net bond premium and expense	322	78	98	—	—	—	498
Other interest charges	1,676	518	337	—	—	(2,101)	430
Allowance for borrowed funds used during construction	(492)	(32)	(25)	—	—	—	(549)
Preferred stock dividends of subsidiaries	—	—	—	—	—	228	228
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	1,918	1,918

	7,619	2,373	2,615	—	—	45	12,652

Income before preferred stock dividends of HECO	25,880	4,233	5,578	1,037	941	(11,789)	25,880
Preferred stock dividends of HECO	270	133	95	1,006	912	(2,146)	270

Net income for common stock	$25,610	$4,100	$5,483	$31	$29	$(9,643)	$25,610

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

	Three months ended September 30, 2002

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO Consolidated

Retained earnings, beginning of period	$520,757	$70,616	$82,617	$—	$—	$(153,233)	$520,757
Net income for common stock	25,610	4,100	5,483	31	29	(9,643)	25,610
Common stock dividends	(11,925)	(2,108)	(2,198)	(31)	(29)	4,366	(11,925)

Retained earnings, end of period	$534,442	$72,608	$85,902	$—	$—	$(158,510)	$534,442

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

	Three months ended September 30, 2001

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Operating revenues	$238,138	$48,803	$53,290	$—	$—	$—	$340,231

Operating expenses
Fuel oil	68,043	7,445	21,177	—	—	—	96,665
Purchased power	69,797	16,622	1,251	—	—	—	87,670
Other operation	19,482	4,795	6,452	—	—	—	30,729
Maintenance	8,261	2,808	3,471	—	—	—	14,540
Depreciation	15,196	4,819	5,348	—	—	—	25,363
Taxes, other than income taxes	21,907	4,575	5,012	—	—	—	31,494
Income taxes	11,021	2,102	3,121	—	—	—	16,244

	213,707	43,166	45,832	—	—	—	302,705

Operating income	24,431	5,637	7,458	—	—	—	37,526

Other income
Allowance for equity funds used during construction	803	89	106	—	—	—	998
Equity in earnings of subsidiaries	8,246	—	—	—	—	(8,246)	—
Other, net	530	140	56	1,037	941	(2,174)	530

	9,579	229	162	1,037	941	(10,420)	1,528

Income before interest and other charges	34,010	5,866	7,620	1,037	941	(10,420)	39,054

Interest and other charges
Interest on long-term debt	6,013	1,906	2,207	—	—	—	10,126
Amortization of net bond premium and expense	330	79	100	—	—	—	509
Other interest charges	2,124	548	334	—	—	(2,174)	832
Allowance for borrowed funds used during construction	(422)	(54)	(48)	—	—	—	(524)
Preferred stock dividends of subsidiaries	—	—	—	—	—	228	228
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	1,918	1,918

	8,045	2,479	2,593	—	—	(28)	13,089

Income before preferred stock dividends of HECO	25,965	3,387	5,027	1,037	941	(10,392)	25,965
Preferred stock dividends of HECO	270	133	95	1,006	912	(2,146)	270

Net income for common stock	$25,695	$3,254	$4,932	$31	$29	$(8,246)	$25,695

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

	Three months ended September 30, 2001

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Retained earnings, beginning of period	$488,111	$65,886	$76,019	$—	$—	$(141,905)	$488,111
Net income for common stock	25,695	3,254	4,932	31	29	(8,246)	25,695
Common stock dividends	(17,037)	(2,860)	(3,280)	(31)	(29)	6,200	(17,037)

Retained earnings, end of period	$496,769	$66,280	$77,671	$—	$—	$(143,951)	$496,769

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

	Nine months ended September 30, 2002

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Operating revenues	$634,262	$140,631	$141,509	$—	$—	$—	$916,402

Operating expenses
Fuel oil	151,544	21,370	45,987	—	—	—	218,901
Purchased power	192,814	42,509	5,421	—	—	—	240,744
Other operation	60,865	15,289	19,419	—	—	—	95,573
Maintenance	29,591	7,098	9,038	—	—	—	45,727
Depreciation	47,708	14,658	16,697	—	—	—	79,063
Taxes, other than income taxes	61,374	13,617	13,778	—	—	—	88,769
Income taxes	27,647	7,447	9,016	—	—	—	44,110

	571,543	121,988	119,356	—	—	—	812,887

Operating income	62,719	18,643	22,153	—	—	—	103,515

Other income
Allowance for equity funds used during construction	2,680	168	129	—	—	—	2,977
Equity in earnings of subsidiaries	25,935	—	—	—	—	(25,935)	—
Other, net	2,477	256	33	3,112	2,822	(6,265)	2,435

	31,092	424	162	3,112	2,822	(32,200)	5,412

Income before interest and other charges	93,811	19,067	22,315	3,112	2,822	(32,200)	108,927

Interest and other charges
Interest on long-term debt	18,356	5,460	6,614	—	—	—	30,430
Amortization of net bond premium and expense	962	243	300	—	—	—	1,505
Other interest charges	5,110	1,467	1,001	—	—	(6,265)	1,313
Allowance for borrowed funds used during construction	(1,246)	(91)	(55)	—	—	—	(1,392)
Preferred stock dividends of subsidiaries	—	—	—	—	—	686	686
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	5,756	5,756

	23,182	7,079	7,860	—	—	177	38,298

Income before preferred stock dividends of HECO	70,629	11,988	14,455	3,112	2,822	(32,377)	70,629
Preferred stock dividends of HECO	810	400	286	3,019	2,737	(6,442)	810

Net income for common stock	$69,819	$11,588	$14,169	$93	$85	$(25,935)	$69,819

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

	Nine months ended September 30, 2002

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Retained earnings, beginning of period	$495,961	$65,690	$78,182	$—	$—	$(143,872)	$495,961
Net income for common stock	69,819	11,588	14,169	93	85	(25,935)	69,819
Common stock dividends	(31,338)	(4,670)	(6,449)	(93)	(85)	11,297	(31,338)

Retained earnings, end of period	$534,442	$72,608	$85,902	$—	$—	$(158,510)	$534,442

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of income (unaudited)

	Nine months ended September 30, 2001

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Operating revenues	$669,167	$146,240	$154,572	$—	$—	$—	$969,979

Operating expenses
Fuel oil	181,354	22,581	63,060	—	—	—	266,995
Purchased power	198,996	50,896	3,175	—	—	—	253,067
Other operation	58,673	13,183	18,743	—	—	—	90,599
Maintenance	27,573	6,249	8,930	—	—	—	42,752
Depreciation	45,588	13,703	16,044	—	—	—	75,335
Taxes, other than income taxes	62,917	13,795	14,699	—	—	—	91,411
Income taxes	28,385	7,160	8,665	—	—	—	44,210

	603,486	127,567	133,316	—	—	—	864,369

Operating income	65,681	18,673	21,256	—	—	—	105,610

Other income
Allowance for equity funds used during construction	2,663	219	336	—	—	—	3,218
Equity in earnings of subsidiaries	24,976	—	—	—	—	(24,976)	—
Other, net	2,723	419	153	3,112	2,822	(6,762)	2,467

	30,362	638	489	3,112	2,822	(31,738)	5,685

Income before interest and other charges	96,043	19,311	21,745	3,112	2,822	(31,738)	111,295

Interest and other charges
Interest on long-term debt	17,794	5,722	6,611	—	—	—	30,127
Amortization of net bond premium and expense	984	260	302	—	—	—	1,546
Other interest charges	8,047	1,935	1,025	—	—	(6,762)	4,245
Allowance for borrowed funds used during construction	(1,428)	(132)	(151)	—	—	—	(1,711)
Preferred stock dividends of subsidiaries	—	—	—	—	—	686	686
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	5,756	5,756

	25,397	7,785	7,787	—	—	(320)	40,649

Income before preferred stock dividends of HECO	70,646	11,526	13,958	3,112	2,822	(31,418)	70,646
Preferred stock dividends of HECO	810	400	286	3,019	2,737	(6,442)	810

Net income for common stock	$69,836	$11,126	$13,672	$93	$85	$(24,976)	$69,836

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of retained earnings (unaudited)

	Nine months ended September 30, 2001

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Retained earnings, beginning of period	$443,970	$62,962	$73,586	$—	$—	$(136,548)	$443,970
Net income for common stock	69,836	11,126	13,672	93	85	(24,976)	69,836
Common stock dividends	(17,037)	(7,808)	(9,587)	(93)	(85)	17,573	(17,037)

Retained earnings, end of period	$496,769	$66,280	$77,671	$—	$—	$(143,951)	$496,769

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows (unaudited)

	Nine months ended September 30, 2002

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Cash flows from operating activities
Income before preferred stock dividends of HECO	$70,629	$11,988	$14,455	$3,112	$2,822	$(32,377)	$70,629
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(25,935)	—	—	—	—	25,935	—
Common stock dividends received from subsidiaries	11,297	—	—	—	—	(11,297)	—
Depreciation of property, plant and equipment	47,708	14,658	16,697	—	—	—	79,063
Other amortization	3,004	1,691	4,496	—	—	—	9,191
Deferred income taxes	5,752	128	(799)	—	—	—	5,081
Tax credits, net	725	154	118	—	—	—	997
Allowance for equity funds used during construction	(2,680)	(168)	(129)	—	—	—	(2,977)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	1,122	(744)	212	—	—	(630)	(40)
Decrease (increase) in accrued unbilled revenues	(5,856)	(127)	351	—	—	—	(5,632)
Decrease (increase) in fuel oil stock	(8,212)	579	(1,497)	—	—	—	(9,130)
Increase in materials and supplies	(673)	(351)	(270)	—	—	—	(1,294)
Decrease (increase) in regulatory assets	(151)	473	(1,708)	—	—	—	(1,386)
Increase (decrease) in accounts payable	6,172	(2,588)	(2,631)	—	—	—	953
Decrease in taxes accrued	(12,373)	(1,494)	(541)	—	—	—	(14,408)
Changes in other assets and liabilities	(14,674)	(1,714)	278	—	—	6,386	(9,724)

Net cash provided by operating activities	75,855	22,485	29,032	3,112	2,822	(11,983)	121,323

Cash flows from investing activities
Capital expenditures	(52,511)	(16,717)	(8,989)	—	—	—	(78,217)
Contributions in aid of construction	3,876	2,602	916	—	—	—	7,394
Repayments from affiliates	56	—	—	—	—	—	56
Other	(300)	—	(13,000)	—	—	13,300	—

Net cash used in investing activities	(48,879)	(14,115)	(21,073)	—	—	13,300	(70,767)

Cash flows from financing activities
Common stock dividends	(31,338)	(4,670)	(6,449)	(93)	(85)	11,297	(31,338)
Preferred stock dividends	(810)	(400)	(286)	—	—	686	(810)
Preferred securities distributions of trust subsidiaries	—	—	—	(3,019)	(2,737)	—	(5,756)
Proceeds from issuance of long-term debt	11,691	—	—	—	—	—	11,691
Repayment of long-term debt	—	(5,000)	—	—	—	—	(5,000)
Net increase (decrease) in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	1,031	300	—	—	—	(13,300)	(11,969)
Other	(7,454)	122	(7)	—	—	—	(7,339)

Net cash used in financing activities	(26,880)	(9,648)	(6,742)	(3,112)	(2,822)	(1,317)	(50,521)

Net increase (decrease) in cash and equivalents	96	(1,278)	1,217	—	—	—	35
Cash and equivalents, beginning of period	9	1,282	567	—	—	—	1,858

Cash and equivalents, end of period	$105	$4	$1,784	$—	$—	$—	$1,893

Hawaiian Electric Company, Inc. and subsidiaries
Consolidating statement of cash flows (unaudited)

	Nine months ended September 30, 2001

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassifications and eliminations	HECO consolidated

Cash flows from operating activities
Income before preferred stock dividends of HECO	$70,646	$11,526	$13,958	$3,112	$2,822	$(31,418)	$70,646
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(24,976)	—	—	—	—	24,976	—
Common stock dividends received from subsidiaries	17,573	—	—	—	—	(17,573)	—
Depreciation of property, plant and equipment	45,588	13,703	16,044	—	—	—	75,335
Other amortization	4,127	1,516	3,950	—	—	—	9,593
Deferred income taxes	4,059	(443)	(1,292)	—	—	—	2,324
Tax credits, net	385	195	272	—	—	—	852
Allowance for equity funds used during construction	(2,663)	(219)	(336)	—	—	—	(3,218)
Changes in assets and liabilities
Increase in accounts receivable	(1,916)	(1,136)	(963)	—	—	22	(3,993)
Decrease in accrued unbilled revenues	5,686	1,661	1,531	—	—	—	8,878
Decrease (increase) in fuel oil stock	(3,409)	(98)	4,227	—	—	—	720
Increase in materials and supplies	(2,531)	(238)	(1,435)	—	—	—	(4,204)
Increase in regulatory assets	(399)	(164)	(1,595)	—	—	—	(2,158)
Decrease in accounts payable	(10,587)	(705)	(1,966)	—	—	—	(13,258)
Increase in taxes accrued	12,485	3,041	5,543	—	—	—	21,069
Changes in other assets and liabilities	(16,911)	(906)	1,024	—	—	5,734	(11,059)

Net cash provided by operating activities	97,157	27,733	38,962	3,112	2,822	(18,259)	151,527

Cash flows from investing activities
Capital expenditures	(48,970)	(12,616)	(16,100)	—	—	—	(77,686)
Contributions in aid of construction	2,792	3,090	891	—	—	—	6,773
Advances to (repayments from) affiliates	10,200	—	(10,000)	—	—	(200)	—

Net cash used in investing activities	(35,978)	(9,526)	(25,209)	—	—	(200)	(70,913)

Cash flows from financing activities
Common stock dividends	(17,037)	(7,808)	(9,587)	(93)	(85)	17,573	(17,037)
Preferred stock dividends	(810)	(400)	(286)	—	—	686	(810)
Preferred securities distributions of trust subsidiaries	—	—	—	(3,019)	(2,737)	—	(5,756)
Proceeds from issuance of long-term debt	14,367	—	—	—	—	—	14,367
Net decrease in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	(47,317)	(8,700)	(1,500)	—	—	200	(57,317)
Repayment of other short-term borrowings	(3,000)	—	—	—	—	—	(3,000)
Other	(8,025)	(677)	—	—	—	—	(8,702)

Net cash used in financing activities	(61,822)	(17,585)	(11,373)	(3,112)	(2,822)	18,459	(78,255)

Net increase (decrease) in cash and equivalents	(643)	622	2,380	—	—	—	2,359
Cash and equivalents, beginning of period	1,398	4	132	—	—	—	1,534

Cash and equivalents, end of period	$755	$626	$2,512	$—	$—	$—	$3,893

Item 2.  Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

RESULTS OF OPERATIONS

HEI Consolidated

	Three months ended September 30,

(in thousands, except per share amounts)	2002	2001	% change	Primary reason(s) for significant change*

Revenues	$431,560	$447,292	(4)	Decreases for the bank and electric utility segments
Operating income	71,707	69,051	4	Increase for the bank segment, partly offset by a decrease for the electric utility segment and an increased loss for the “other” segment
Income (loss) from:
Continuing operations	$32,777	$28,666	14	Higher operating income and lower interest expense due to lower borrowing balances and short-term interest rates
Discontinued operations	—	(21,532)	100	Loss from discontinued international power operations in 2001

Net income	$32,777	$7,134	359

Basic earnings (loss) per common share–
Continuing operations	$0.90	$0.85	6
Discontinued operations	—	(0.64)	100

	$0.90	$0.21	329	See explanation for income (loss) above and increase in weighted-average number of common shares outstanding below

Weighted-average number of common shares outstanding	36,435	33,716	8	Issuances of shares under the DRIP, other plans and a registered public offering of 1.5 million shares of common stock in November 2001

	Nine months ended September 30,

(in thousands, except per share amounts)	2002	2001	% change	Primary reason(s) for significant change*

Revenues	$1,217,998	$1,307,968	(7)	Decreases for all segments
Operating income	205,061	198,685	3	Increase for the bank segment, partly offset by a decrease for the electric utility segment and an increased loss for the “other” segment
Income (loss) from:
Continuing operations	$90,680	$82,542	10	Higher operating income and lower interest expense due to lower borrowing balances and short-term interest rates
Discontinued operations	––	(22,075)	100	Loss from discontinued international power operations in 2001

Net income	$90,680	$60,467	50

Basic earnings (loss) per common share–
Continuing operations	$2.51	$2.47	2
Discontinued operations	––	(0.66)	100

	$2.51	$1.81	39	See explanation for income (loss) above and increase in weighted-average number of common shares outstanding below

Weighted-average number of common shares outstanding	36,150	33,454	8	Issuances of shares under the DRIP, other plans and a registered public offering of 1.5 million shares of common stock in November 2001

*     Also see segment discussions which follow.

Economic conditions

Because its core businesses are providing local electric utility and banking services, HEI’s operating results are significantly influenced by the strength of Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism. Hawaii’s economy appears to be improving after the negative effects of the September 11, 2001 terrorist attacks.

Visitor arrivals continue to climb toward their pre-9/11 levels. Total visitor arrivals were down 4.8% for the nine months ended September 30, 2002 compared to the same period in 2001, but rose 28% for the month of September 2002 in comparison to September 2001. Solid growth was recorded in both domestic and international visitor markets in September 2002, with domestic arrivals increasing 22.5% and international arrivals increasing 40.5%. Strength in the construction and real estate industries are also driving the improvement in the economy. The total contracting tax base grew 5.4% in the first half of 2002 and construction jobs rose 4.7% in the second quarter of 2002 compared to the same periods last year. Hawaii home sales volume was up 11.6% and the median home price was up 11.5% in the first nine months of 2002 compared to the first nine months of 2001.

The resiliency of Hawaii’s economy is reflected in various economic indicators. Hawaii’s unemployment rate was 4.3% in September 2002, lower than the national average of 5.4%. The Hawaii index of leading economic indicators (maintained by the State Department of Business, Economic Development and Tourism) was up in July 2002 for the sixth consecutive month, signaling improvement in economic conditions in the months ahead. Based on a recovering visitor market and growth in the construction and real estate industries, the State and other local economists forecast positive real growth in Hawaii’s economy of about 2% in 2002.

Pension and other postretirement benefits

Based on the estimated market value of the pension and other postretirement benefits trust assets as of October 31, 2002 of $663 million, assuming no further asset appreciation or depreciation through yearend, assuming a range of 9.0% to 10.0% for the expected long-term return on plan assets, and assuming a range of 6.75% to 7.25% for the discount rate, the Company’s pension and other postretirement benefits expense, net of tax benefits, for 2003 is projected to be as follows:

	Discount rate

Return on assets	6.75%	7.25%

	($ in millions)
9%	$13.2	$10.6
10%	9.7	7.1

The Company’s pension and other postretirement benefits income, net of taxes, is estimated to be $4 million for 2002 and was $9 million for each of 2001 and 2000.

Following is a general discussion of the results of operations by business segment.

Electric utility

	Three months ended September 30,

($ in thousands, except per barrel amounts)	2002	2001	% Change	Primary reason(s) for significant change

Revenues	$333,636	$341,386	(2)	Lower fuel oil prices and fuel components of purchased energy prices, the effects of which are passed on to customers ($15 million), partly offset by 1.8% higher KWH sales ($6 million)
Expenses
Fuel oil	85,311	96,665	(12)	Lower fuel oil prices, partly offset by more KWHs generated
Purchased power	87,123	87,670	(1)	Lower fuel components of purchased energy prices, partly offset by more KWHs purchased
Other	107,613	102,729	5	Higher other operation and maintenance expenses and depreciation
Operating income	53,589	54,322	(1)	Higher other operation and maintenance expenses and depreciation, partly offset by the impact of higher KWH sales
Net income	25,610	25,695	—–	Lower operating income, partly offset by lower interest expense due to lower short-term borrowing balances and interest rates
Kilowatthour sales (millions)	2,515	2,471	2
Cooling degree days (Oahu)	1,539	1,578	(2)
Fuel oil price per barrel	$30.68	$35.45	(13)

	Nine months ended September 30,

($ in thousands, except per barrel amounts)	2002	2001	% change	Primary reason(s) for significant change

Revenues	$919,643	$973,460	(6)

Lower fuel oil prices and fuel components of purchased energy prices, the effects of which are passed on to customers ($73 million), partly offset by 1.5% higher KWH sales ($16 million) and sales mix variance ($4 million)

Expenses
Fuel oil	218,901	266,995	(18)	Lower fuel oil prices, partly offset by more KWHs generated
Purchased power	240,744	253,067	(5)	Lower fuel components of purchased energy prices, partly offset by more KWHs purchased
Other	309,852	301,038	3	Higher other operation and maintenance expenses and depreciation, partly offset by lower taxes, other than income taxes
Operating income	150,146	152,360	(1)	Higher other operation and maintenance expenses and depreciation, partly offset by the impact of higher KWH sales
Net income	69,819	69,836	—–	Lower operating income, partly offset by lower interest expense due to lower short-term borrowing balances and interest rates
Kilowatthour sales (millions)	7,117	7,010	2
Cooling degree days (Oahu)	3,611	3,711	(3)
Fuel oil price per barrel	$27.52	$34.22	(20)

Kilowatthour (KWH) sales in the third quarter of 2002 increased 1.8% compared to the same period in 2001, partly due to an increase in the number of customers and higher customer KWH usage, primarily residential customers, despite slightly cooler weather. Offsetting the impact of the higher KWH sales were higher other operation and maintenance expenses and depreciation. Other operation and maintenance expenses increased 10% due in part to higher employee benefit expenses, including lower pension and other postretirement benefit credits ($2.1 million credit in the third quarter of 2002 compared to $4.3 million credit in the third quarter of 2001), and higher production department corrective maintenance expenses. The decrease in the pension and other postretirement benefit credits is largely related to the performance of the assets in the master pension trust and the decrease in the discount rate from 7.50% at December 31, 2000 to 7.25% at December 31, 2001. Also reflected in the higher other operation expenses are higher property insurance premiums, due to the 77% higher premiums charged as a result of the property insurance renewal completed in September 2002. Directors and officers liability insurance will be renewed in February 2004 and management expects significant premium increases based on current market conditions.

KWH sales in the nine months ended September 30, 2002 increased 1.5% compared to the same period in 2001, partly due to an increase in the number of customers and higher customer kWh usage, primarily residential customers, despite slightly cooler weather. However, electric utility operating income decreased slightly compared to the nine months ended September 30, 2001, primarily due to higher other operation and maintenance expenses and depreciation and a $2 million nonrecurring PUC fee adjustment. Other operation expenses increased 5% due in part to higher employee benefit expenses, including lower pension and other postretirement benefit credits ($7.8 million credit in the first nine months of 2002 compared to $13.0 million credit in the first nine months of 2001). The decrease in the pension and other postretirement benefit credits is largely related to the performance of the assets in the master pension trust and the decrease in the discount rate from December 31, 2000 to December 31, 2001. Other maintenance expenses increased 7% due in part to the larger scope of generating unit overhauls and higher production department corrective maintenance expenses.

HECO and its subsidiaries’ growth in kWh sales are currently forecasted to be 1.7%, 2.0%, 2.2%, 1.7% and 1.9% for 2002, 2003, 2004, 2005 and 2006, respectively, but actual kWh sales are affected by several factors outside the control of the electric utilities – such as weather, hotel occupancy levels and new construction – and thus may differ substantially from forecasted kWh sales.

Pension and other postretirement benefits

Based on the estimated market value of the pension and other postretirement benefits trust assets as of October 31, 2002 of $626 million, assuming no further asset appreciation or depreciation through yearend, assuming a range of 9.0% to 10.0% for the expected long-term return on plan assets, and assuming a range of 6.75% to 7.25% for the discount rate, the electric utilities’ pension and other postretirement benefits expense, net of tax benefits, for 2003 is projected to be as follows:

	Discount rate

Return on assets	6.75%	7.25%

	($ in millions)
9%	$9.5	$7.4
10%	6.3	4.2

HECO and its subsidiaries’ pension and other postretirement benefits income, net of taxes, is estimated to be $6 million for 2002 and was $11 million for 2001 and $10 million for 2000.

Competition

The electric utility industry in Hawaii has become increasingly competitive. IPPs are well established in Hawaii and continue to actively pursue new projects. Competition in the generation sector in Hawaii is moderated, however, by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities. Customer self-generation, with or without cogeneration, is a continuing competitive factor. HECO and its subsidiaries have been able to compete successfully by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as the heat pump water heater.

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

In January 2000, the PUC submitted to the legislature a status report on its investigation of competition. The report stated that competitive bidding for new power supplies (i.e., wholesale generation competition) is a logical first step to encourage competition in the state’s electric industry and that the PUC plans to proceed with an examination of the feasibility of competitive bidding and to review specific policies to encourage renewable energy resources in the power generation mix. The report states that “further steps” by the PUC “will involve the development of specific policies to encourage wholesale competition and the continuing examination of other areas suitable for the development of competition.” HECO is unable to predict the ultimate outcome of the proceeding, which of the proposals (if any) advanced in the proceeding will be implemented or whether the parties will seek and obtain state legislative action on their proposals (other than the legislation described below under “Legislation”).

Regulation of electric utility rates

The PUC has broad discretion in its regulation of the rates charged by HEI’s electric utility subsidiaries and in other matters. Any adverse decision and order (D&O) by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding, would affect the amounts the utility charges to its customers and recognizes as revenues and could have a material adverse effect on the Company’s financial condition and results of operations. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O. Interim rate increases are subject to refund with interest, pending the final outcome of the case. At September 30, 2002, HECO and its subsidiaries had recognized $16 million of revenues with respect to interim orders regarding certain integrated resource planning (IRP) costs, which revenues are subject to refund, with interest, to the extent they exceed the amounts allowed in final orders. The Consumer Advocate has objected to the recovery of $1.8 million (before interest) of the $8.2 million of IRP costs incurred from 1995 through 1998 and the PUC’s decision is pending on this matter. The Consumer Advocate has not stated its position on the recovery of the $1.8 million of IRP costs incurred from 1999 through 2001.Management cannot predict with certainty when D&Os in pending or future rate cases or dockets will be rendered or the amount of any interim or final rate increase that may be granted.

Recent rate requests

HEI’s electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs (e.g., the cost of purchased power) and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of October 1, 2002, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995 and based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001 and based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999 and based on a 1999 test year).

Hawaiian Electric Company, Inc.

HECO has not initiated a rate case for several years, but in 2001 it committed to initiate a rate case within three years, using a 2003 or 2004 test year, as part of the agreement described below under “Other regulatory matters, Demand-side management programs – HECO and Consumer Advocate agreements.” In October 2002, HECO filed an application with the PUC for approval to change its depreciation rates and to change to vintage amortization accounting for selected plant accounts, which changes would have amounted to an approximate $4.2 million, or 6.3%, increase in depreciation expense based on a study of depreciation expense for 2000. In its application, HECO requested that the effective date of the proposed changes coincide with the effective date of the rates established in HECO’s next rate case proceeding so that HECO’s financial results would not be negatively impacted by the depreciation rates and method ultimately approved by the PUC.

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

The timing of a future HELCO rate increase request to recover costs relating to the suspended Keahole power plant expansion project, including the remaining cost of pre-air permit facilities, will depend on future circumstances. See “HELCO power situation” in note (4) of HECO’s notes to consolidated financial statements.

PUC Commissioners

In July 2002, Commissioner Dennis R. Yamada retired and Commissioner Wayne H. Kimura became the Chairman of the PUC. In September 2002, Gregg J. Kinkley began serving as Commissioner for a term to expire in June 2004, subject to state Senate confirmation. Prior to his appointment, Mr. Kinkley served as the Consumer Advocate of the State of Hawaii Department of Commerce and Consumer Affairs. Continuing to serve is Commissioner Janet E. Kawelo.

Other regulatory matters

Demand-side management programs – HECO and Consumer Advocate agreements

In October 2001, HECO and the Consumer Advocate finalized agreements, subject to PUC approval, under which HECO’s three commercial and industrial demand-side management (DSM) programs and two residential DSM programs would be continued until HECO’s next rate case, which, under the agreements, HECO committed to file using a 2003 or 2004 test year. The agreements for the temporary continuation of HECO’s existing DSM programs are in lieu of HECO continuing to seek approval of new 5-year DSM programs. Any DSM programs to be in place after HECO’s next rate case will be determined as part of the case. Under the agreements, HECO will cap the recovery of lost margins and shareholder incentives if such recovery would cause HECO to exceed its current authorized return on rate base. HECO also agrees it will not pursue the continuation of lost margins recovery and shareholder incentives through a surcharge mechanism in future rate cases. Consistent with the HECO agreements, in October 2001, HELCO and MECO reached agreements with the Consumer Advocate and filed requests to continue their four existing DSM programs. In November 2001, the PUC issued orders (one of which was later amended) that, subject to certain reporting requirements and other conditions, approved (1) the agreements regarding the temporary continuation of HECO’s five existing DSM programs until HECO’s next rate case and (2) the agreements regarding the temporary continuation of HELCO’s and MECO’s DSM programs until one year after the PUC makes a revenue requirements determination in HECO’s next rate case. Under the orders, however, HELCO and MECO are allowed to recover only lost margins and shareholder incentives accrued through the date that interim rates are established in HECO’s next rate case, but may request to extend the time of such accrual and recovery for up to one additional year.

Demand-side management programs - lost margins and shareholder incentives

HECO, HELCO and MECO’s energy efficiency DSM programs, currently approved by the PUC, provide for the recovery of lost margins and the earning of shareholder incentives.

Lost margins collected are calculated prospectively based on the programs’ forecasted levels of participation, and are subject to two adjustments based on (1) the actual level of participation and (2) the results of impact evaluation reports. The difference between the adjusted lost margins and the previously collected lost margins are subject to refund or recovery, with any over or under collection accruing interest at HECO, HELCO, or MECO’s authorized rate of return on rate base. HECO, HELCO and MECO plan to file the impact evaluation report for the 2000-2002 period with the PUC in the first quarter of 2004 and adjust the lost margin recovery as required. Past adjustments required for lost margins have not had a material effect on HECO, HELCO or MECO’s financial condition, results of operations or liquidity.

Shareholder incentives are calculated and collected retrospectively based on the programs’ actual levels of participation for the prior year. Beginning in 2001, shareholder incentives collected are subject to retroactive adjustment based on the results of impact evaluation reports, similar to the adjustment process for lost margins.

Legislation

Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. For example, Congress is attempting to reconcile substantially different House and Senate versions of an energy bill. Outcomes could range from an increased supply of domestic oil to federal mandates for renewable energy.

The Hawaii legislature did not consider deregulation in its 2002 session, but did consider legislation to prohibit standby charges by utilities, require the undergrounding of utility lines, require the utilities to establish “green” marketing programs and institute a carbon tax on utilities, among other proposals. The legislature did not adopt these proposals.

Bank

	Three months ended September 30,
			%
($ in thousands)	2002	2001	change	Primary reason(s) for significant change

Revenues	$99,722	$108,034	(8)	Lower interest income as a result of a lower weighted-average yield on interest-earning assets, partly offset by higher other income, including higher fee income
Operating income	24,566	19,488	26

Higher net interest and other income and lower provision for loan losses, partly offset by higher expenses, including higher compensation, consulting, data processing and occupancy and equipment expenses. Also, in 2002, goodwill is no longer being amortized.

Net income	14,652	11,072	32	Higher operating income
Interest rate spread	3.28%	3.08%	6	86 basis points decrease in the weighted-average yield on interest-earning assets, more than offset by a 106 basis points decrease in the weighted-average rate on interest-bearing liabilities

	Nine months ended September 30,
			%
($ in thousands)	2002	2001	change	Primary reason(s) for significant change

Revenues	$300,633	$336,038	(11)	Lower interest income as a result of a lower weighted-average yield on interest-earning assets, partly offset by higher other income, including higher fee income and lower net investment losses
Operating income	71,106	57,209	24

Higher net interest and other income and lower provision for loan losses, partly offset by higher expenses, including higher compensation, consulting, data processing and occupancy and equipment expenses. Also, in 2002, goodwill is no longer being amortized.

Net income	42,815	33,154	29	Higher operating income
Interest rate spread	3.28%	3.10%	6	115 basis points decrease in the weighted-average yield on interest-earning assets, more than offset by a 133 basis points decrease in the weighted-average rate on interest-bearing liabilities

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

ASB’s net income for the three months and nine months ended September 30, 2002 increased 32% and 29%, respectively, over the comparable periods last year due to higher net interest and other income. Continued low interest rates and high mortgage refinancing volume, however, have begun to pressure ASB’s interest rate spread as the loan portfolio reprices lower while deposit rates are already at low levels. On November 6, the Federal Reserve Board cut the federal funds target rate by 50 basis points to a 41 year low of 1.25%, which could potentially have a negative impact on ASB’s net interest income in the future. See “Item 3. Quantitative and qualitative disclosures about market risk.”

The following table sets forth average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the periods indicated. Average balances for each period have been calculated using the average month-end or daily balances during the period.

	Three months ended September 30,			Nine months ended September 30,

($ in thousands)	2002	2001	Change	2002	2001	Change

Loans receivable
Average balances [1]	$2,834,512	$2,770,748	$63,764	$2,818,592	$3,016,613	$(198,021)
Interest income [2]	50,210	53,760	(3,550)	152,300	178,665	(26,365)
Weighted-average yield (%)	7.09	7.76	(0.67)	7.20	7.90	(0.70)
Mortgage-related securities
Average balances	$2,751,435	$2,471,084	$280,351	$2,626,965	$2,275,129	$351,836
Interest income	35,503	39,136	(3,633)	103,634	115,331	(11,697)
Weighted-average yield (%)	5.16	6.34	(1.18)	5.26	6.76	(1.50)
Investments [3]
Average balances	$223,370	$379,889	$(156,519)	$258,602	$322,073	$(63,471)
Interest and dividend income	1,880	4,071	(2,191)	5,979	13,163	(7,184)
Weighted-average yield (%)	3.33	4.21	(0.88)	3.08	5.07	(1.99)
Total interest-earning assets
Average balances	$5,809,317	$5,621,721	$187,596	$5,704,159	$5,613,815	$90,344
Interest and dividend income	87,593	96,967	(9,374)	261,913	307,159	(45,246)
Weighted-average yield (%)	6.03	6.89	(0.86)	6.12	7.27	(1.15)
Deposit liabilities
Average balances	$3,743,883	$3,661,607	$82,276	$3,699,915	$3,635,145	$64,770
Interest expense	17,833	29,015	(11,182)	57,331	92,241	(34,910)
Weighted-average rate (%)	1.89	3.14	(1.25)	2.07	3.39	(1.32)
Borrowings
Average balances	$1,793,534	$1,758,550	$34,984	$1,758,328	$1,791,713	$(33,385)
Interest expense	20,588	23,103	(2,515)	58,583	77,189	(18,606)
Weighted-average rate (%)	4.54	5.20	(0.66)	4.45	5.75	(1.30)
Total interest-bearing liabilities
Average balances	$5,537,417	$5,420,157	$117,260	$5,458,243	$5,426,858	$31,385
Interest expense	38,421	52,118	(13,697)	115,914	169,430	(53,516)
Weighted-average rate (%)	2.75	3.81	(1.06)	2.84	4.17	(1.33)
Net balance, net interest income and interest rate spread
Net balance	$271,900	$201,564	$70,336	$245,916	$186,957	$58,959
Net interest income	49,172	44,849	4,323	145,999	137,729	8,270
Interest rate spread (%)	3.28	3.08	0.20	3.28	3.10	0.18

[1]	Includes nonaccrual loans.

[2]

Includes interest accrued prior to suspension of interest accrual on nonaccrual loans and loan fees of $0.9 million and $0.8 million for the three months ended September 30, 2002 and 2001, respectively, and $2.7 million for the nine months ended September 30, 2002 and 2001.

[3]	Includes stock in the FHLB of Seattle.

Three months ended September 30, 2002

Net interest income before provision for losses for the third quarter of 2002 increased by $4.3 million, or 9.6%, over the same period in 2001. For the third quarter of 2002, net interest spread increased from 3.08% to 3.28% when compared to the same period in 2001 as ASB’s cost of interest-bearing liabilities decreased faster than the yield on its interest-earning assets. The increase in the average loan portfolio balance was due to higher loan production in ASB’s commercial lending and commercial real estate loan portfolios. The average balance of investments (including temporarily invested cash) for the third quarter of 2002 decreased compared to the third quarter of 2001 as investments were liquidated and funds were used to purchase higher yielding mortgage-related securities. The increase in average deposit balances was primarily in core deposit balances, which also lowered the weighted-average rate on ASB’s deposit balances. The provision for loan losses for the third quarter of 2002 was $1.5 million lower than the third quarter of 2001 as delinquencies have been at five-year lows.

Other income for the third quarter of 2002 increased by $1.1 million, or 9.6%, over the same period in 2001. ASB had $1.8 million of higher fee income from its deposit liabilities for the third quarter of 2002 compared to the same period in 2001 primarily from income from service charges. The third quarter 2002 increase in fee income from other financial services of $0.9 million compared to the third quarter of 2001 was due to higher fee income from its debit and ATM cards resulting from ASB’s expansion of its debit card base and its introduction of new check cashing ATMs in August 2001. Fee income on loans serviced for others decreased by $1.5 million as the bank recorded writedowns from its mortgage servicing rights totaling $1.3 million.

General and administrative expenses for the third quarter of 2002 increased by $1.8 million, or 5.4%, over the same period in 2001. Compensation and benefits for the third quarter of 2002 was $1.7 million higher than the same period in 2001 primarily due to increased staffing levels. Also, consulting expenses for the third quarter of 2002 increased by $0.9 million over the third quarter of 2001 for consulting services to implement strategic changes to become a full-service community bank. The amortization of goodwill decreased by $1.2 million for the third quarter of 2002 compared to the same period in 2001 as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.

Nine months ended September 30, 2002

Net interest income before provision for losses for the nine months ended September 30, 2002 increased by $8.3 million, or 6.0%, over the same period in 2001. Net interest spread increased from 3.10% for the nine months ended September 30, 2001 to 3.28% for the nine months ended September 30, 2002 as ASB’s cost of interest-bearing liabilities decreased faster than the yield on its interest-earning assets. The decrease in the average loan portfolio balance was due to the securitization of $0.4 billion in residential loans into FNMA pass-through securities in June 2001. The increase in average deposit balances was primarily in core deposit balances. The provision for loan losses for the first nine months of 2002 was $1.0 million lower than the first nine months of 2001 as delinquencies have been at five-year lows.

Other income for the nine months ended September 30, 2002 increased by $9.8 million, or 34.1%, over the same period in 2001. ASB had $5.0 million of higher fee income from its deposit liabilities for the nine months ended September 30, 2002 compared to the same period in 2001 primarily from income from service charges. Fee income from other financial services increased by $2.8 million for the nine months ended September 30, 2002 compared to the same period in 2001 due to higher fee income from its debit and ATM cards resulting from ASB’s expansion of its debit card base and its introduction of new check cashing ATMs in August 2001. Fee income on loans serviced for others for the nine months ended September 30, 2002 decreased by $2.2 million compared to the same period in 2001 as the bank recorded writedowns on its mortgage servicing rights of $2.0 million. Gains on sales of investments and mortgage-related securities for the nine months ended September 30, 2002 decreased by $4.4 million compared to the same period in 2001. For the nine months ended September 30, 2001, ASB recognized a loss of $6.2 million on the writedown of investments in trust certificates to their then-current estimated fair value.

General and administrative expenses for the nine months ended September 30, 2002 increased by $5.2 million, or 5.2%, over the same period in 2001. Compensation and benefits for the nine months ended September 30, 2002 was $5.4 million higher than the same period in 2001 primarily due to increased staffing levels. Consulting expenses for the nine months ended September 30, 2002 increased by $2.1 million over the nine months ended September 30, 2001 for consulting services to implement strategic changes to become a full-service community bank. The amortization of goodwill decreased by $3.6 million for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 as a result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

ASB continues to manage the volatility of its net interest income by managing the relationship of interest-sensitive assets to interest-sensitive liabilities. To accomplish this, ASB management uses simulation analysis to monitor and measure the relationship between the balances and repayment and repricing characteristics of interest-sensitive assets and liabilities. Specifically, simulation analysis is used to measure net interest income and net market value fluctuations in various interest-rate scenarios. See “Item 3. Quantitative and qualitative disclosures about market risk.” In order to manage its interest-rate risk profile, ASB has utilized the following strategies: (1) increasing the level of low-cost core deposits; (2) originating relatively short-term or variable-rate business banking and commercial real estate loans; (3) investing in mortgage-related securities with short average lives; and (4) taking advantage of the lower interest-rate environment by lengthening the maturities of interest-bearing liabilities. The shape of the yield curve and the difference between the short-term and long-term rates are also factors affecting profitability. For example, if a long-term fixed rate earning asset were funded by a short-term costing liability, the interest rate spread would be higher in a “steep” yield curve than a “flat” yield curve interest-rate environment

During the first nine months of 2002, ASB added $8.0 million to its allowance for loan losses. As of September 30, 2002, ASB’s allowance for loan losses was 1.62% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated.

Nine months ended September 30,	2002	2001

(in thousands)
Allowance for loan losses, January 1	$42,224	$37,449
Provision for loan losses	8,000	9,000
Net charge-offs	(4,442)	(5,549)

Allowance for loan losses, September 30	$45,782	$40,900

In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced Hawaii bank franchise taxes, net of federal income taxes, of HEIDI and ASB by $3 million for the nine months ended September 30, 2002 and $12 million for prior years. ASB has taken a dividends received deduction on dividends paid to it by ASB Realty Corporation in the returns filed in 1999 through 2002. The State of Hawaii Department of Taxation has challenged ASB’s position and has issued notices of tax assessment for 1999, 2000 and 2001. The aggregate amount of tax assessments is approximately $14 million (or $9 million, net of income tax benefits) for tax years 1999 through 2001, plus interest of $3 million (or $2 million, net of income tax benefits) through September 30, 2002. The interest on the tax is accruing at a simple interest rate of 8%. ASB believes that its tax position is proper and, in October 2002, filed an appeal with the State Board of Review, First Taxation District.

Regulation

ASB is subject to extensive regulation, principally by the OTS and the Federal Deposit Insurance Corporation. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholders. See the discussions below under “Liquidity and capital resources—Bank.”

For a discussion of securities deemed impermissible investments by the OTS, see “Disposition of certain debt securities” in note (4) of HEI’s notes to consolidated financial statements.

Other

	Three months ended September 30,
			%
(in thousands)	2002	2001	change	Primary reason(s) for significant change

Revenues	$(1,798)	$(2,128)	16

Lower writedown ($1.5 million) of income notes purchased in connection with the termination of ASB’s investments in trust certificates in May and July of 2001, partly offset by the equity in net loss of UTECH Venture Capital Corporation in 2002 compared to income in 2001.

Operating loss	(6,448)	(4,759)	(35)	See explanation for revenues. Also, higher legal and other expenses related to the income notes ($0.8 million) and higher corporate administrative and general expenses.
Net loss	(7,485)	(8,101)	8	See explanation for operating loss above, partly offset by lower corporate interest expense (lower borrowings and short-term interest rates) and higher income tax benefits.

	Nine months ended September 30,
			%
(in thousands)	2002	2001	change	Primary reason(s) for significant change

Revenues	$(2,278)	$(1,530)	(49)

Higher writedown ($0.4 million) of income notes purchased in connection with the termination of ASB’s investments in trust certificates in May and July 2001, and lower interest income ($0.8 million) on the income notes, partly offset by the lower equity in net loss of Utech Venture Capital Corporation ($0.5 million).

Operating loss	(16,191)	(10,884)	(49)

See explanation for revenues. Also, higher legal and other expenses related to the income notes ($2.3 million) and higher corporate administrative and general expenses, including higher stock options expense ($0.7 million).

Net loss	(21,954)	(20,448)	(7)	See explanation for operating loss above, partly offset by lower corporate interest expense (lower borrowings and short-term interest rates) and higher income tax benefits.

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

Contingencies

See note (8) and note (4) in HEI’s and HECO’s respective notes to consolidated financial statements for discussions of certain contingencies.

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

The consolidated capital structure of HEI (excluding ASB’s deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB of Seattle) was as follows:

(in millions)	September 30, 2002		December 31, 2001

Short-term borrowings	$30	1%	$—	—%
Long-term debt	1,084	46	1,146	50
HEI- and HECO-obligated preferred securities of trust subsidiaries	200	8	200	9
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,036	44	930	40

	$2,384	100%	$2,310	100%

As of October 1, 2002, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI’s and HECO’s securities were as follows:

	S&P	Moody’s

HEI
Commercial paper	A-2	P-2
Medium-term notes	BBB	Baa2
HEI-obligated preferred securities of trust subsidiary	BB+	Ba1
HECO
Commercial paper	A-2	P-2
Revenue bonds (insured)	AAA	Aaa
Revenue bonds (noninsured)	BBB+	Baa1
HECO-obligated preferred securities of trust subsidiaries	BBB-	Baa2
Cumulative preferred stock (selected series)	nr	Baa3

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

In May 2002, at the time HEI filed a shelf registration statement to register the sale of up to $300 million of medium-term notes, Moody’s affirmed HEI’s medium-term note rating (Baa2) and S&P affirmed HEI’s and HECO’s debt ratings (A-2 for commercial paper, BBB for HEI’s medium-term notes and BBB+ for HECO’s noninsured revenue bonds).

From time to time, HEI and HECO each utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HECO also borrows short-term from HEI from time to time. HEI and HECO had average outstanding balances of commercial paper for the third quarter of 2002 of $1.9 million and $24.1 million, and balances at September 30, 2002 of nil and $29.8 million, respectively. Management believes that, if HEI’s and HECO’s commercial paper ratings were downgraded, they may not be able to sell commercial paper under current market conditions.

At September 30, 2002, HEI and HECO maintained bank lines of credit totaling $60 million and $100 million, respectively (all maturing in the first half of 2003). These lines of credit are principally maintained to support the issuance of commercial paper and may be drawn for general corporate purposes. Accordingly, the lines of credit are available for short-term liquidity in the event a ratings downgrade obviates access to the commercial paper markets. A $30 million line of credit to HEI contains provisions for revised pricing in the event of a ratings change (e.g., a ratings downgrade of HEI medium-term notes from BBB/Baa2 to BBB-/Baa3 by S&P and Moody’s, respectively, would result in a 15 basis points higher interest rate; a ratings upgrade from BBB/Baa2 to BBB+/Baa1 by S&P and Moody’s, respectively, would result in a 30 basis points lower interest rate). There are no such provisions in the Companies’ other lines of credit agreements. Further, none of HEI’s or HECO’s line of credit agreements contain “material adverse change” clauses that would affect access to the lines of credit in the event of a ratings downgrade or other material adverse events. At September 30, 2002, the lines were unused. HEI and HECO are arranging for additional lines of credit and will seek to renew existing lines upon maturity (in amounts deemed necessary).

For the first nine months of 2002, net cash provided by operating activities of consolidated HEI was $192 million. Net cash used in investing activities was $470 million, largely due to banking activities (including the purchase of mortgage-related securities and origination and purchase of loans, net of repayments and sales of such securities) and HECO’s consolidated capital expenditures. Net cash provided by financing activities was $82 million as a result of several factors, including net increases in deposits, short-term borrowings and advances from the FHLB and proceeds from the issuance of common stock, partly offset by the payment of common stock dividends and trust preferred securities distributions, net repayments of long-term debt and a net decrease in securities sold under agreements to repurchase.

Total HEI consolidated financing requirements for 2002 through 2006, including net capital expenditures (which exclude AFUDC and capital expenditures funded by third-party contributions in aid of construction) and long-term debt retirements (excluding repayments of advances from the FHLB of Seattle and securities sold under agreements to repurchase), are estimated to total $1.2 billion. Of this amount, approximately $0.7 billion is for net capital expenditures (mostly relating to the electric utilities’ net capital expenditures described below), $0.3 billion is for the retirement or maturity of long-term debt and $0.2 billion is primarily for net ASB activities. HEI’s consolidated internal sources (primarily consolidated cash flows from operations comprised mainly of net income, adjusted for noncash income and expense items such as depreciation, amortization and deferred taxes, and changes in working capital), after the payment of dividends, are expected to provide approximately 73% of the consolidated financing requirements (approximately 103% excluding long-term debt retirements), with debt and equity financing providing the remaining requirements. Additional debt and/or equity financing may be required to fund unanticipated expenditures not included in the 2002 through 2006 forecast, such as increases in the costs of or an acceleration of the construction of capital projects of the electric utilities.

In November 2001, HEI sold 1.5 million shares of its common stock in a registered public offering. Proceeds of approximately $54 million from the sale initially were used to make short-term investments or to make short-term loans to HECO, and ultimately used to repay long-term debt at maturity and for other general corporate purposes.

Following is a discussion of the liquidity and capital resources of HEI’s largest segments.

Electric utility

HECO’s consolidated capital structure was as follows:

(in millions)	September 30, 2002		December 31, 2001

Short-term borrowings	$36	2%	$49	3%
Long-term debt	683	38	685	39
HECO-obligated preferred securities of trust subsidiaries	100	6	100	6
Preferred stock	34	2	34	2
Common stock equity	916	52	877	50

	$1,769	100%	$1,745	100%

Operating activities provided $121 million in net cash during the first nine months of 2002. Investing activities used net cash of $71 million, primarily for capital expenditures. Financing activities used net cash of $51 million, including $38 million for the payment of common and preferred dividends and preferred securities distributions and a $12 million net decrease in short-term debt, partially offset by a $7 million net increase in long-term debt.

The electric utilities’ consolidated financing requirements for 2002 through 2006, including net capital expenditures and long-term debt repayments, are estimated to total $0.6 billion. HECO’s consolidated internal sources (primarily consolidated cash flows from operations comprised mainly of net income, adjusted for noncash income and expense items such as depreciation, amortization and deferred taxes, and changes in working capital), after the payment of dividends, are expected to provide cash in excess of the consolidating financing requirements and may be used to reduce the level of short-term borrowings. However, debt and/or equity financing may be required to fund unanticipated expenditures not included in the 2002 through 2006 forecast, such as increases in the costs of, or an acceleration of the construction of, capital projects. HECO currently does not anticipate the need to issue common equity over the five-year period 2002 through 2006. The PUC must approve issuances, if any, of equity and long-term debt securities by HECO and its subsidiaries.

In September 2002, the Department of Budget and Finance of the State of Hawaii issued, at a small discount, Series 2002A Special Purpose Revenue Bonds in the principal amount of $40 million with a maturity of 30 years and a fixed coupon interest rate of 5.10% (yield of 5.15%), and loaned the proceeds from the sale to HECO. Payments on the revenue bonds are insured by a financial guaranty insurance policy issued by Ambac Assurance Corporation.

As of September 30, 2002, an additional $25 million of special purpose revenue bonds were authorized by the Hawaii Legislature for issuance for the benefit of HELCO prior to the end of 2003.

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

Bank

(in millions)	September 30, 2002	December 31, 2001	% change

Total assets	$6,242	$6,011	4
Available-for-sale mortgage-related securities	2,758	2,355	17
Held-to-maturity investment securities	88	84	5
Loans receivable, net	2,885	2,858	1
Deposit liabilities	3,749	3,680	2
Securities sold under agreements to repurchase	618	683	(10)
Advances from Federal Home Loan Bank	1,184	1,033	15

As of September 30, 2002, ASB was the third largest financial institution in Hawaii based on total assets of $6.2 billion and deposits of $3.7 billion.

ASB’s principal sources of liquidity are customer deposits, wholesale borrowings, the sale of mortgage loans into secondary market channels and the maturity and repayment of portfolio loans and mortgage-related securities. ASB’s deposits increased by $69 million during the first nine months of 2002. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers. At September 30, 2002, FHLB borrowings totaled $1.2 billion, representing 19% of assets. ASB is approved by the FHLB to borrow up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. At September 30, 2002, ASB’s unused FHLB borrowing capacity was approximately $1.0 billion. At September 30, 2002, securities sold under agreements to repurchase totaled $0.6 billion, representing 10% of assets. ASB utilizes growth in deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. At September 30, 2002, ASB had commitments to borrowers for undisbursed loan funds and unused lines and letters of credit of $0.7 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

In June 2001, ASB converted $0.4 billion in residential mortgage loans into FNMA pass-through securities. These securities were transferred into the investment securities portfolio and can serve as collateral for FHLB advances and other borrowings. The conversion of the loans also improves ASB’s risk-based capital ratio since less capital is needed to support federal agency securities than whole loans. In late June 2001, ASB sold $0.2 billion of the FNMA securities to improve ASB’s interest-rate risk profile. The securities sold were lower yielding 30-year fixed-rate securities with long durations. ASB reinvested the proceeds into shorter duration fixed-rate and adjustable-rate securities.

For the first nine months of 2002, net cash provided by ASB’s operating activities was $68 million. Net cash used in ASB’s investing activities was $398 million, due largely to the purchase of mortgage-related securities and the origination and purchase of loans, net of repayments and sales. Net cash provided by financing activities was $129 million largely due to net increases in deposits and advances from the FHLB, partly offset by the net decrease in securities sold under agreements to repurchase and the payment of common and preferred stock dividends.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. Federal Deposit Insurance Corporation regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2002, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 6.8% (5.0%), a Tier-1 risk-based ratio of 13.8% (6.0%) and a total risk-based ratio of 15.1% (10.0%).

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond its control and could cause future results of operations to differ materially from historical results. Such factors include international, national and local economic conditions; competition in its principal segments; developments in the U.S. capital markets; weather; terrorist acts; interest-rate environment; loan loss experience; technological developments; final costs of exits from discontinued operations; asset dispositions; insurance coverages; environmental matters; regulation of electric utility rates; deliveries of fuel oil and purchased power; other electric utility regulatory and permitting contingencies; and regulation of ASB. For additional information about these factors, see pages 15 to 23 of HEI’s 2001 Annual Report to Stockholders (HEI Exhibit 13.1 to HEI’s Current Report on Form 8-K dated March 5, 2002, File No. 1-8503).

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

In accordance with SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” management has identified the accounting policies it believes to be the most critical to the Company’s financial statements—that is, management believes that these policies are both the most important to the portrayal of the Company’s financial condition and results of operations, and currently require management’s most difficult, subjective or complex judgments. For information about these policies, see pages 23 to 25 of HEI’s 2001 Annual Report to Stockholders (HEI Exhibit 13.1 to HEI’s Current Report on Form 8-K dated March 5, 2002, File No. 1-8503).

Item 3. Quantitative and qualitative disclosures about market risk

The Company considers interest-rate risk to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s financial condition and results of operations. For additional quantitative and qualitative information about the Company’s market risks, see pages 25 to 29 of HEI’s 2001 Annual Report to Stockholders (HEI Exhibit 13.1 to HEI’s Current Report on Form 8-K dated March 5, 2002, File No. 1-8503).

Interest-rate risk is the sensitivity of net interest income and the sensitivity of the market value of interest-sensitive assets and liabilities to changes in interest rates. The primary source of interest-rate risk is the mismatch in timing between the maturity or repricing of interest-sensitive assets and liabilities. Large mismatches could adversely affect ASB’s earnings and market value in the event of significant changes in the level of interest rates.

ASB’s interest-rate risk profile is primarily impacted by the fixed-rate residential mortgage loans originated by ASB and retained in its portfolio, as well as the fixed-rate mortgage-related securities in its investment portfolio. These assets are characterized by fixed rates and relatively long average lives, but also have the potential to prepay at any time without penalty. The option to prepay is usually exercised by borrowers in low interest rate environments, significantly shortening the average lives of these assets. ASB’s liabilities, which consist of consumer deposits and wholesale borrowings, typically have shorter average lives than the fixed-rate mortgage loans, and will therefore reprice sooner than the mortgage assets. As a result, in a rising interest-rate environment, the average rate on ASB’s liabilities will tend to increase faster than the average rate on the existing mortgage loan portfolio, causing a reduction in net interest spread and net interest income. However, the current net interest income profile differs slightly from the typical profile of a liability sensitive institution, a result of the extremely low level of interest rates represented in the base case scenario.

ASB management utilizes a variety of on-balance sheet activities for managing interest-rate risk. These include, but are not limited to: (1) the pricing and structure of its loans and deposits, (2) the amount and maturity of wholesale borrowings, and (3) the size and duration of the investment portfolio. ASB currently does not use any off-balance sheet interest-rate derivatives to manage interest-rate risk.

Management measures interest-rate risk using simulation analysis with an emphasis on measuring changes in net interest income and ASB’s net portfolio value (NPV) ratio in different interest-rate environments.

Net interest income simulation analysis measures the sensitivity of pre-tax net interest income, over a twelve-month horizon, to various interest-rate scenarios. Net interest income sensitivity is calculated as the percentage change in net interest income in alternative interest-rate scenarios, relative to the base case. The base case interest-rate scenario is established using the yield curve as of September 30, 2002. The comparative scenarios assume immediate and sustained parallel shocks of the yield curve in increments of +/- 100 basis points. Key balance sheet modeling assumptions used in the net interest income analysis include holding the size of the balance sheet constant over the simulation horizon and reinvesting maturing assets or liabilities back into similar instruments in order to maintain the current mix of the balance sheet. In addition, certain assumptions are made about the repricing characteristics of deposit accounts with indeterminate maturities. The simulation does not contemplate any actions that ASB management might undertake in response to changes in interest rates. These assumptions are used for analytical purposes only and do not represent management’s view of future market movements or future earnings. Rather, these assumptions are intended to help management identify potential exposures in ASB’s current balance sheet.

ASB’s NPV ratio is a measure of the economic capitalization of the bank. The NPV ratio is the ratio of the net portfolio value of ASB to the present value of expected net cash flows from existing assets. Net portfolio value is defined as the present value of expected net cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected net cash flows from existing off-balance sheet contracts and, therefore, represents the theoretical market value of ASB’s net worth. The NPV ratio is calculated by ASB pursuant to guidelines established by the OTS in Thrift Bulletin 13a. Key assumptions used in the calculation of ASB’s NPV ratio include the prepayment behavior of loans and investments, the possible distribution of future interest rates, and the rate and balance behavior of deposit accounts with indeterminate maturities.

The NPV ratio sensitivity measure is the change from the NPV ratio calculated in the base case to the NPV ratio calculated in each of the alternative interest-rate scenarios. In general, high NPV ratio sensitivity measures are indicative of large imbalances between the maturity or repricing of interest sensitive assets and interest sensitive liabilities, while low NPV Ratio Sensitivity measures are indicative of small imbalances. This measure alone is not necessarily indicative of the interest-rate risk of an institution, as institutions with adequate levels of capital can typically safely support a high sensitivity measure. This measure is evaluated in conjunction with the NPV ratio calculated in each scenario.

ASB’s interest-rate risk sensitivity measures as of September 30, 2002 and December 31, 2001 were as follows:

Change in interest rates (basis points)	Change in net interest income (NII)	NPV ratio	NPV ratio sensitivity (change from base case in basis points)

September 30, 2002
+300	0.1%	7.55%	(271)
+200	0.8	8.81	(145)
+100	1.1	9.76	(50)
Base	—	10.26	—
- 100	(5.3)	9.90	(36)
December 31, 2001
+300	(4.5)	6.10	(367)
+200	(3.0)	7.45	(232)
+100	(1.5)	8.60	(117)
Base	—	9.77	—
- 100	2.2	10.65	88
- 200	3.3	10.63	86

Management believes that ASB’s interest-rate risk position at September 30, 2002 represents a reasonable level of risk. In the past, ASB’s NII profile has shown NII increasing in the falling rate scenarios and decreasing in the rising rate scenarios. That profile is typical of an institution that is “liability sensitive.” The current NII profile differs slightly and reflects the impact of the extremely low level of interest rates represented in the base case scenario. In the base case, the fast prepayment speeds forecasted as a result of the low level of interest rates causes the overall yield of the mortgage assets (mortgage loans and mortgage-related securities) to decrease as the mortgage assets rapidly reprice downward in the low interest rate environment. In the +100 basis point scenario, the prepayment forecast slows, and the mortgage assets maintain their yield. The increase in interest income is slightly greater than the increase in interest expense and results in a slight improvement in the 12-month estimate of net interest income compared to the base case. In the +200 and +300 basis point scenarios, this phenomenon disappears, as the profile becomes more like that of a “liability sensitive” institution. In the higher rate scenarios, slower prepayment speeds reduce the runoff of the existing mortgage assets, which reduces the amount available for reinvestment at current market rates. This constrains the speed with which the yield on the mortgage asset portfolio can adjust upwards to market levels. At the same time, the increase in yield on the liabilities continues to increase with each increase in the level of rates. In the –100 basis point scenario the NII measure is negatively impacted by even faster prepayment forecasts, which causes the yield on mortgage assets to decline faster than the yield on liabilities.

Similarly, for a “liability sensitive” institution, the NPV ratio is expected to increase in a falling rate scenario. In the –100 basis point scenario, however, ASB’s NPV ratio declines because price compression in the mortgage assets allows the market value of the liabilities to increase more than the market value of the assets. The extremely high level of prepayments forecasted for the mortgage assets limits the market value appreciation as rates fall. The liabilities, on the other hand, do not have similar prepayment features, so the market value of the liabilities continues to increase as rates fall.

The computation of the prospective effects of hypothetical interest rate changes is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, actual balance changes and pricing strategies, and should not be relied upon as indicative of actual results. Furthermore, to the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results will differ from the simulation results.

Item 4.  Controls and procedures

HEI

Robert F. Clarke, HEI Chief Executive Officer, and Curtis Y. Harada, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of November 13, 2002. Based on their evaluations, as of November 13, 2002, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in HEI's internal controls or in other factors that could significantly affect these controls subsequent to November 13, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

HECO

T. Michael May, HECO Chief Executive Officer, and Richard A. von Gnechten, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of October 18, 2002. Based on their evaluations, as of October 18, 2002, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in HECO's internal controls or in other factors that could significantly affect these controls subsequent to October 18, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

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

On May 22, 2002, AES, with the consent of HECO and HEI, removed the case to the U.S. District Court for the District of Hawaii (District Court) on the ground that the action arises under and is completely preempted by the Public Utility Regulatory Policies Act of 1978.

On June 12, 2002, HECO and HEI filed a motion to dismiss the complaint on the grounds that the plaintiffs’ claims either arose prior to enactment of the Hawaii False Claims Act, which does not have retroactive application, or are barred by the applicable statute of limitations. AES also filed a motion to dismiss, on the same and additional grounds. The hearing on both motions has been continued to December 4, 2002.

Plaintiffs moved to remand the case to state court on June 21, 2002. On September 26, 2002, the Federal Magistrate Judge issued his Findings and Recommendation that plaintiffs’ motion to remand be granted, finding no federal subject matter jurisdiction. The ruling further recommended that plaintiffs’ motion for attorneys’ fees and costs be denied. The District Court Judge may accept or reject the Findings and Recommendation.

Management believes that the claims are without merit and intends to vigorously defend the lawsuit.

B.          Puna Geothermal Venture

HELCO has a 35-year PPA with Puna Geothermal Venture (PGV) for 30 MW of firm capacity from its geothermal steam facility expiring on December 31, 2027. PGV’s output has been in decline since mid-2000 and PGV is currently able to produce only about 5 MW of firm capacity compared to the 30 MW the company contracted to provide to HELCO. The loss of generation capacity has been attributed to blockage of a source well due to a failed liner 5,000 feet below the earth’s surface and decreasing steam quality emanating from one of its source wells. PGV is in the process of drilling additional source wells and a re-injection well in order to recover the 30 MW capacity. PGV is targeting a return to full contract capacity of 30 MW in late 2002 or early 2003.

C.          Hawaiian Commercial & Sugar Company

MECO has a PPA with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. The HC&S generating units primarily burn bagasse (sugar cane waste) along with secondary fuels of oil or coal. In March 1998, an HC&S unit failed and HC&S lost 10 MW of generating capacity. HC&S replaced the unit and put it into operation in the second quarter of 2000. HC&S, however, has since struggled to meet its contractual obligations to MECO in 2000, 2001 and 2002 due to operational constraints that led to several claims of force majeure by HC&S. In late October 2002, HC&S returned to full contract capacity of 16 MW. On January 23, 2001, MECO rescinded a December 27, 1999 PPA termination notice that it had sent to HC&S and agreed with HC&S that neither party would issue to the other a notice of termination prior to the end of 2002. On June 14, 2002, MECO and HC&S agreed that neither party will give written notice of termination under the terms of the PPA, such that the PPA terminates prior to December 31, 2007. As a result, the PPA remains in force and effect through December 31, 2007, and from year to year thereafter, subject to termination on or after December 31, 2007 on not less than two years’ prior written notice by either party.

D.          Ratio of earnings to fixed charges

HEI and subsidiaries

          Ratio of earnings to fixed charges excluding interest on ASB deposits

	Years ended December 31,
Nine months ended
September 30, 2002	2001	2000	1999	1998	1997

2.07	1.82	1.76	1.83	1.88	1.91

          Ratio of earnings to fixed charges including interest on ASB deposits

	Years ended December 31,
Nine months ended
September 30, 2002	2001	2000	1999	1998	1997

1.74	1.52	1.49	1.50	1.48	1.59

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

HECO and subsidiaries

          Ratio of earnings to fixed charges

	Years ended December 31,
Nine months ended
September 30, 2002	2001	2000	1999	1998	1997

3.80	3.51	3.39	3.09	3.33	3.26

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

Item 6.  Exhibits and reports on Form 8-K

(a) Exhibits

HEI Exhibit 12.1	Hawaiian Electric Industries, Inc. and subsidiaries Computation of ratio of earnings to fixed charges, nine months ended September 30, 2002 and 2001

HEI Exhibit 99.1

Seventh Amendment to Trust Agreement, made and entered into July 1, 2002, between Fidelity Management Trust Company and HEI for the Hawaiian Electric Industries Retirement Savings Plan for incorporation by reference in the Registration Statement on Form S-8 (Regis. No. 333-02103)

HEI Exhibit 99.2	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Robert F. Clarke (HEI Chief Executive Officer)

HEI Exhibit 99.3	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Curtis Y. Harada (HEI Chief Financial Officer)

HECO Exhibit 12.2	Hawaiian Electric Company, Inc. and subsidiaries Computation of ratio of earnings to fixed charges, nine months ended September 30, 2002 and 2001

HECO Exhibit 99.4	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of T. Michael May (HECO Chief Executive Officer)

HECO Exhibit 99.5	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Richard von Gnechten (HECO Chief Financial Officer)

(b)          Reports on Form 8-K

Subsequent to June 30, 2002, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated	Registrant/s	Items reported

July 1, 2002	HEI/HECO	Item 5. Update of “Oahu transmission system” and disclosures for goodwill and other intangibles

July 22, 2002	HEI/HECO	Item 5. HEI’s July 22, 2002 news release reporting second quarter 2002 earnings

July 25, 2002	HEI	Item 5. Reporting that HEI Board members A. Maurice Myers and Bill D. Mills had each entered into written HEI common stock trading plans

August 13, 2002	HEI

Item 7. Exhibit 99.1 Statement Under Oath of Principal Executive Officer of HEI Regarding Facts and Circumstances Relating to Exchange Act Filings and Exhibit 99.2 Statement Under Oath of Principal Financial Officer of HEI Regarding Facts and Circumstances Relating to Exchange Act Filings and Item 9. Statements faxed and sent by courier to the SEC

August 16, 2002	HEI

Item 5. Agreements filed as exhibits in connection with the Registration Statement on Form S-3 (File No. 333-87782) and Item 7. Exhibit 1. Distribution Agreement dated August 16, 2002 between HEI and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Robert W. Baird & Co. Incorporated, Janney Montgomery Scott LLC and U.S. Bancorp Piper Jaffray Inc., as Agents and Exhibit 4. Third Supplement Indenture dated as of August 1, 2002 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1998 between HEI and Citibank, N.A., as Trustee

September 17, 2002	HEI

Item 5. ASB Realty Corporation’s notice of tax assessment and HEI’s September 17, 2002 news release confirming current expensing of stock options and announcing plans to adopt preferred method for stock option accounting

September 19, 2002	HEI/HECO	Item 5. Update of HELCO Power Situation

October 3, 2002	HEI/HECO	Item 5. Update of HELCO Power Situation

October 21, 2002	HEI/HECO	Item 5. HEI’s October 21, 2002 news release reporting third quarter 2002 earnings

November 12, 2002	HEI/HECO	Item 5. Announcement of HEI’s webcast and teleconference call of the financial analyst presentation on November 19, 2002.

November 13, 2002	HEI

Item 5. Announcement of retirement of Robert F. Mougeot, HEI Financial Vice President, Treasurer and Chief Financial Officer, effective November 13, 2002 and appointment of Curtis Y. Harada, currently Controller of HEI, as Interim Financial Vice President, Treasurer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ CURTIS Y. HARADA	By	/s/ RICHARD A. VON GNECHTEN

Date:	Curtis Y. Harada Interim Financial Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer of HEI) November 14, 2002	Date:	Richard A. von Gnechten Financial Vice President (Principal Financial Officer of HECO) November 14, 2002

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (HEI Chief Executive Officer)

I, Robert F. Clarke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hawaiian Electric Industries, Inc. (HEI);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ ROBERT F. CLARKE

Robert F. Clarke Chairman, President and Chief Executive Officer

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Curtis Y. Harada (HEI Chief Financial Officer)

I, Curtis Y. Harada, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hawaiian Electric Industries, Inc. (HEI);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ CURTIS Y. HARADA

Curtis Y. Harada Interim Financial Vice President, Treasurer and Chief Financial Officer

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of T. Michael May (HECO Chief Executive Officer)

I, T. Michael May, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hawaiian Electric Company, Inc. (HECO);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ T. MICHAEL MAY

T. Michael May President and Chief Executive Officer

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Richard A. von Gnechten (HECO Chief Financial Officer)

I, Richard A. von Gnechten, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hawaiian Electric Company, Inc. (HECO);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ RICHARD A. VON GNECHTEN

Richard A. von Gnechten Financial Vice President