Form 10-Q
period 2004-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2004-05-06
CIK 354707, 46207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Hawaiian Electric Industries, Inc. — (808) 543-5662

Hawaiian Electric Company, Inc. — (808) 543-7771

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding May 4, 2004
Hawaiian Electric Industries, Inc. (Without Par Value)	40,186,902 Shares
Hawaiian Electric Company, Inc. ($6 2/3 Par Value)	12,805,843 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended March 31, 2004

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended March 31, 2004

GLOSSARY OF TERMS

Terms	Definitions
AES Hawaii	AES Hawaii, Inc., formerly known as AES Barbers Point, Inc.

AFUDC	Allowance for funds used during construction

AOCI	Accumulated other comprehensive income

ASB

American Savings Bank, F.S.B., a wholly owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary since March 15, 2001, Bishop Insurance Agency of Hawaii, Inc.), ASB Service Corporation (dissolved in January 2004), AdCommunications, Inc., American Savings Mortgage Co., Inc. (dissolved in July 2003), and ASB Realty Corporation

BLNR	Board of Land and Natural Resources of the State of Hawaii

CDUP	Conservation District Use Permit

CEPALCO	Cagayan Electric Power & Light Co., Inc.

CHP	Combined heat and power

Company

Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I (dissolved in April 2004)*, HECO Capital Trust II (dissolved in April 2004)*, HECO Capital Trust III*, Renewable Hawaii, Inc., HEI Diversified, Inc., American Savings Bank, F.S.B. and its subsidiaries, Pacific Energy Conservation Services, Inc., HEI District Cooling, Inc. (dissolved in October 2003), ProVision Technologies, Inc. (sold in July 2003), HEI Properties, Inc., HEI Leasing, Inc. (dissolved in October 2003), Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I (dissolved in April 2004)*, Hawaiian Electric Industries Capital Trust II*, Hawaiian Electric Industries Capital Trust III*, HEI Preferred Funding, LP (dissolved in April 2004)*, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), HEI Power Corp. and its subsidiaries** and Malama Pacific Corp.** (*unconsolidated subsidiaries as of January 1, 2004, **discontinued operations)

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii

D&O	Decision and order

DG	Distributed generation

DLNR	Department of Land and Natural Resources of the State of Hawaii

DOH	Department of Health of the State of Hawaii

GLOSSARY OF TERMS, continued

Terms	Definitions
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan

EA	Environmental assessment

EIS	Environmental Impact Statement

EITF	Emerging Issues Task Force

EPA	Environmental Protection Agency - federal

FASB	Financial Accounting Standards Board

Federal	U.S. Government

FHLB	Federal Home Loan Bank

GAAP	Accounting principles generally accepted in the United States of America

HECO

Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I (dissolved in April 2004)*, HECO Capital Trust II (dissolved in April 2004)*, HECO Capital Trust III* and Renewable Hawaii, Inc. (*unconsolidated subsidiaries as of January 1, 2004)

HEI

Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc., HEI District Cooling, Inc. (dissolved in October 2003), ProVision Technologies, Inc. (sold in July 2003), HEI Properties, Inc., HEI Leasing, Inc. (dissolved in October 2003), Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I (dissolved in April 2004)*, Hawaiian Electric Industries Capital Trust II*, Hawaiian Electric Industries Capital Trust III*, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), HEI Power Corp.** and Malama Pacific Corp.** (*unconsolidated subsidiaries as of January 1, 2004, **discontinued operations)

HEIDI	HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.

HEIII	HEI Investments, Inc. (formerly HEI Investment Corp.), a subsidiary of HEI Power Corp.

HEIPC

HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc., and the parent company of numerous subsidiaries, several of which were dissolved or otherwise wound up in 2002 and 2003 pursuant to a formal plan to exit the international power business (engaged in by HEIPC and its subsidiaries) adopted by the HEI Board of Directors in October 2001

HEIPC Group	HEI Power Corp. and its subsidiaries

HEI’s 2003 Annual Report	Hawaiian Electric Industries, Inc.’s 2003 Annual Report to Shareholders (HEI Exhibit 13.1 to HEI’s Current Report on Form 8-K dated February 26, 2004, File No. 1-8503)

HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

HTB	Hawaiian Tug & Barge Corp. In November 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Services, Inc.

GLOSSARY OF TERMS, continued

Terms	Definitions
IPP	Independent power producer

IRP	Integrated resource plan

kV	Kilovolt

KWH	Kilowatthour

LUC	Hawaii State Land Use Commission

MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.

MW	Megawatt

NII	Net interest income

NPV	Net portfolio value

OTS	Office of Thrift Supervision, Department of Treasury

PPA	Power purchase agreement

PRPs	Potentially responsible parties

PUC	Public Utilities Commission of the State of Hawaii

RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.

ROACE	Return on average common equity

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SPRB	Special Purpose Revenue Bonds

TOOTS

The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), a wholly owned subsidiary of Hawaiian Electric Industries, Inc. On November 10, 1999, HTB sold the stock of YB and substantially all of HTB’s operating assets and changed its name.

VIE	Variable interest entity

YB	Young Brothers, Limited, which was sold on November 10, 1999, was formerly a wholly owned subsidiary of Hawaiian Tug & Barge Corp.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (HECO) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, expenses, earnings or losses or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HEI and its subsidiaries (including HECO and its subsidiaries), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	the effects of international, national and local economic conditions, including the state of the Hawaii tourist and construction industries, the strength or weakness of the Hawaii and continental U.S. housing markets and the military presence in Hawaii;

•	the effects of weather and natural disasters;

•	global developments, including the effects of terrorist acts, the war on terrorism, continuing U.S. presence in Iraq and Afghanistan and potential conflict or crisis with North Korea;

•	the timing and extent of changes in interest rates;

•	the risks inherent in changes in the value of and market for securities available for sale and pension and other retirement plan assets;

•	changes in assumptions used to calculate retirement benefits costs and changes in funding requirements;

•	demand for services and market acceptance risks;

•	increasing competition in the electric utility and banking industries;

•	capacity and supply constraints or difficulties;

•	fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses;

•	the ability of independent power producers to deliver the firm capacity anticipated in their power purchase agreements;

•	the ability of the electric utilities to negotiate, periodically, favorable fuel supply and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI’s subsidiaries (including HECO and its subsidiaries) or their competitors;

•	federal, state and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO and their subsidiaries (including changes in taxation and governmental fees and assessments); decisions by the Hawaii Public Utilities Commission (PUC) in rate cases and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions (such as with respect to environmental conditions, capital adequacy and business practices);

•	the risks associated with the geographic concentration of HEI’s businesses;

•	the effects of changes in accounting principles applicable to HEI, HECO and their subsidiaries, including continued regulatory accounting under Statement of Financial Accounting Standards No. 71 and the possible effects of applying new accounting principles applicable to variable interest entities (VIEs) to power purchase arrangements with independent power producers;

•	the effects of changes by securities rating agencies in the ratings of the securities of HEI and HECO;

•	the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing rights of American Savings Bank, F.S.B. (ASB);

•	the ultimate net proceeds from the disposition of assets and settlement of liabilities of discontinued or sold operations;

•	the final outcome of tax positions taken by HEI and its subsidiaries, including with respect to ASB’s real estate investment trust subsidiary;

•	the risks of suffering losses that are uninsured; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

v

PART I - FINANCIAL INFORMATION

Item 1.	Financial statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated balance sheets (unaudited)

(dollars in thousands)	March 31, 2004	December 31, 2003
Assets
Cash and equivalents	$322,914	$223,310
Federal funds sold	50,258	56,678
Accounts receivable and unbilled revenues, net	221,681	187,716
Available-for-sale investment and mortgage-related securities	1,836,455	1,787,177
Available-for-sale mortgage-related securities pledged for repurchase agreements	981,631	941,571
Held-to-maturity investment securities	95,566	94,624
Loans receivable, net	3,075,478	3,121,979
Property, plant and equipment, net of accumulated depreciation of $1,393,020 and $1,367,538	2,324,270	2,311,888
Other	417,918	382,228
Goodwill and other intangibles	93,114	93,987

	$9,419,285	$9,201,158

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$143,583	$132,780
Deposit liabilities	4,022,367	4,026,250
Short-term borrowings	22,992	—
Securities sold under agreements to repurchase	851,331	831,335
Advances from Federal Home Loan Bank	935,052	1,017,053
Long-term debt, net	1,389,510	1,064,420
Deferred income taxes	233,607	226,590
Regulatory liabilities, net	76,090	71,882
Contributions in aid of construction	232,642	233,969
Other	249,701	273,442

	8,156,875	7,877,721

Minority interests
HEI- and HECO-obligated preferred securities of trust subsidiaries	—	200,000
Preferred stock of subsidiaries - not subject to mandatory redemption	34,406	34,406

	34,406	234,406

Stockholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding: 40,147,857 shares and 37,918,794 shares	1,002,455	888,431
Retained earnings	205,142	197,774
Accumulated other comprehensive income	20,407	2,826

	1,228,004	1,089,031

	$9,419,285	$9,201,158

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated statements of income (unaudited)

Three months ended March 31	2004	2003
(in thousands, except per share amounts and ratio of earnings to fixed charges)
Revenues
Electric utility	$346,613	$328,912
Bank	89,258	95,102
Other	1,239	622

	437,110	424,636

Expenses
Electric utility	302,473	287,937
Bank	63,150	72,676
Other	3,650	4,935

	369,273	365,548

Operating income (loss)
Electric utility	44,140	40,975
Bank	26,108	22,426
Other	(2,411)	(4,313)

	67,837	59,088

Interest expense–other than bank	(21,447)	(17,980)
Allowance for borrowed funds used during construction	644	443
Preferred stock dividends of subsidiaries	(475)	(502)
Preferred securities distributions of trust subsidiaries	—	(4,009)
Allowance for equity funds used during construction	1,449	988

Income from continuing operations before income taxes	48,008	38,028
Income taxes	17,076	13,701

Net income	$30,932	$24,327

Basic earnings per common share	$0.81	$0.66

Diluted earnings per common share	$0.80	$0.66

Dividends per common share	$0.62	$0.62

Weighted-average number of common shares outstanding	38,369	36,897
Dilutive effect of stock options and dividend equivalents	209	189

Adjusted weighted-average shares	38,578	37,086

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits	2.22	1.88

Including interest on ASB deposits	1.93	1.66

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated statements of changes in stockholders’ equity (unaudited)

	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total
(in thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2003	37,919	$888,431	$197,774	$2,826	$1,089,031
Comprehensive income:
Net income	—	—	30,932	—	30,932
Net unrealized gains on securities:
Net unrealized gains arising during the period, net of taxes of $5,279	—	—	—	17,600	17,600
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $6	—	—	—	(11)	(11)
Minimum pension liability adjustment, net of tax benefits of $9	—	—	—	(8)	(8)

Comprehensive income (loss)	—	—	30,932	17,581	48,513

Issuance of common stock, net	2,229	114,024	—	—	114,024
Common stock dividends ($0.62 per share)	—	—	(23,564)	—	(23,564)

Balance, March 31, 2004	40,148	$1,002,455	$205,142	$20,407	$1,228,004

Balance, December 31, 2002	36,809	$839,503	$176,118	$30,679	$1,046,300
Comprehensive income:
Net income	—	—	24,327	—	24,327
Net unrealized losses on securities:
Net unrealized losses arising during the period, net of tax benefits of $2,721	—	—	—	(5,899)	(5,899)
Add: reclassification adjustment for net realized losses included in net income, net of tax benefits of $632	—	—	—	1,074	1,074

Comprehensive income (loss)	—	—	24,327	(4,825)	19,502

Issuance of common stock, net	251	9,719	–	—	9,719
Common stock dividends ($0.62 per share)	—	—	(22,855)	—	(22,855)

Balance, March 31, 2003	37,060	$849,222	$177,590	$25,854	$1,052,666

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated statements of cash flows (unaudited)

Three months ended March 31	2004	2003
(in thousands)
Cash flows from operating activities
Income from continuing operations	$30,932	$24,327
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of property, plant and equipment	31,302	30,056
Other amortization	4,843	7,798
Provision for loan losses	(1,600)	1,150
Deferred income taxes	1,764	(2,783)
Allowance for equity funds used during construction	(1,449)	(988)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	17,575	4,580
Increase in accounts payable	10,828	8,149
Decrease in taxes accrued	(11,134)	(2,873)
Changes in other assets and liabilities	(22,305)	(13,812)

Net cash provided by operating activities	60,756	55,604

Cash flows from investing activities
Available-for-sale mortgage-related securities purchased	(251,509)	(443,966)
Principal repayments on available-for-sale mortgage-related securities	170,497	359,990
Proceeds from sale of available-for-sale mortgage-related securities	11,427	25,536
Loans receivable originated and purchased	(294,493)	(308,070)
Principal repayments on loans receivable	314,810	248,135
Proceeds from sale of loans	29,027	14,595
Proceeds from sale of real estate acquired in settlement of loans	460	1,022
Capital expenditures	(39,758)	(25,460)
Contributions in aid of construction	1,352	4,842
Other	(2,261)	202

Net cash used in investing activities	(60,448)	(123,174)

Cash flows from financing activities
Net increase (decrease) in deposit liabilities	(3,883)	14,429
Net increase in short-term borrowings with maturities of three months or less	22,992	—
Net increase in retail repurchase agreements	85	3,880
Proceeds from securities sold under agreements to repurchase	239,900	492,200
Repayments of securities sold under agreements to repurchase	(220,600)	(313,500)
Proceeds from advances from Federal Home Loan Bank	10,200	70,000
Principal payments on advances from Federal Home Loan Bank	(92,201)	(189,000)
Proceeds from issuance of long-term debt	50,324	100,943
Repayment of long-term debt	—	(18,000)
Preferred securities distributions of trust subsidiaries	—	(4,009)
Net proceeds from issuance of common stock	106,255	5,259
Common stock dividends	(19,039)	(18,627)
Other	(3,453)	(3,942)

Net cash provided by financing activities	90,580	139,633

Net cash provided by (used in) discontinued operations	2,318	(107)

Net increase in cash and equivalents and federal funds sold	93,206	71,956
Cash and equivalents and federal funds sold, beginning of period	279,966	244,525

Cash and equivalents and federal funds sold, end of period	$373,172	$316,481

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HEI’s Annual Report on SEC Form 10-K/A for the year ended December 31, 2003.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of March 31, 2004 and December 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10–Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation. For example, the assets in note (2) at March 31, 2003 have been restated for the reclassification of the accrual for cost of removal (expected to exceed salvage value in the future) of $167 million from accumulated depreciation to regulatory liabilities.

(2) Segment financial information

Segment financial information was as follows:

(in thousands)	Electric Utility	Bank	Other	Total
Three months ended March 31, 2004
Revenues from external customers	$346,613	$89,258	$1,239	$437,110

Profit (loss)*	32,683	24,730	(9,405)	48,008
Income taxes (benefit)	12,660	8,803	(4,387)	17,076

Net income (loss)	20,023	15,927	(5,018)	30,932

Assets (at March 31, 2004, including net assets of discontinued operations)	2,654,626	6,500,356	264,303	9,419,285

Three months ended March 31, 2003
Revenues from external customers	$328,910	$95,102	$624	$424,636
Intersegment revenues (eliminations)	2	—	(2)	—

Revenues	328,912	95,102	622	424,636

Profit (loss)*	28,808	21,039	(11,819)	38,028
Income taxes (benefit)	11,152	7,531	(4,982)	13,701

Net income (loss)	17,656	13,508	(6,837)	24,327

Assets (at March 31, 2003, including net assets of discontinued operations)	2,494,443	6,401,906	194,025	9,090,374

*	Income (loss) from continuing operations before income taxes.

Revenues attributed to foreign countries and long-lived assets located in foreign countries as of the dates and for the periods identified above were not material.

(3) Electric utility subsidiary

For HECO’s consolidated financial information, including its commitments and contingencies, see pages 15 through 37.

(4) Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and Subsidiaries

Consolidated balance sheet data (unaudited)

(in thousands)	March 31, 2004	December 31, 2003
Assets
Cash and equivalents	$153,485	$209,598
Federal funds sold	50,258	56,678
Available-for-sale investment and mortgage-related securities	1,825,620	1,775,053
Available-for-sale mortgage-related securities pledged for repurchase agreements	981,631	941,571
Held-to-maturity investment securities	95,566	94,624
Loans receivable, net	3,075,478	3,121,979
Other	225,204	221,718
Goodwill and other intangibles	93,114	93,987

	$6,500,356	$6,515,208

Liabilities and equity
Deposit liabilities–noninterest bearing	$484,255	$469,272
Deposit liabilities–interest bearing	3,538,112	3,556,978
Securities sold under agreements to repurchase	851,331	831,335
Advances from Federal Home Loan Bank	935,052	1,017,053
Other	120,877	97,429

	5,929,627	5,972,067

Minority interests	3,443	3,417
Preferred stock	75,000	75,000

	78,443	78,417

Common stock	244,744	244,568
Retained earnings	230,044	221,109
Accumulated other comprehensive income (loss)	17,498	(953)

	492,286	464,724

	$6,500,356	$6,515,208

American Savings Bank, F.S.B. and Subsidiaries

Consolidated statements of income (unaudited)

Three months ended March 31	2004	2003
(in thousands)
Interest and dividend income
Interest and fees on loans	$46,409	$50,473
Interest on mortgage-related securities	27,077	29,277
Interest and dividends on investment securities	1,748	1,757

	75,234	81,507

Interest expense
Interest on deposit liabilities	12,210	14,430
Interest on Federal Home Loan Bank advances	10,497	13,566
Interest on securities sold under repurchase agreements	5,246	5,341

	27,953	33,337

Net interest income	47,281	48,170
Provision for loan losses	(1,600)	1,150

Net interest income after provision for loan losses	48,881	47,020

Other income
Fees from other financial services	5,582	5,685
Fee income on deposit liabilities	4,381	3,870
Fee income on other financial products	2,976	2,855
Fee income on loans serviced for others, net	(330)	(1,002)
Gain on sale of securities	16	812
Other income	1,399	1,375

	14,024	13,595

General and administrative expenses
Compensation and employee benefits	15,755	16,093
Occupancy and equipment	7,923	7,192
Data processing	2,823	2,804
Professional services	1,640	3,197
Other	8,656	8,903

	36,797	38,189

Income before minority interests and income taxes	26,108	22,426
Minority interests	26	34
Income taxes	8,803	7,531

Income before preferred stock dividends	17,279	14,861
Preferred stock dividends	1,352	1,353

Net income for common stock	$15,927	$13,508

At March 31, 2004, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $0.9 billion.

ASB Realty Corporation

In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. This reorganization has reduced Hawaii bank franchise taxes, net of federal income tax benefits, recognized on the financial statements of HEI Diversified, Inc. (HEIDI) and ASB by $21 million (through March 31, 2004) as a result of ASB taking a dividends received deduction on dividends paid to it by ASB Realty Corporation. The State of Hawaii Department of Taxation has challenged ASB’s position and has issued notices of tax assessment for 1999, 2000 and 2001. In October 2002, ASB filed an appeal with the State Board of Review, First Taxation District (Board). In May 2003, the Board heard ASB’s case and issued its decision in favor of the Department of Taxation. As required under Hawaii law, ASB paid the taxes and interest assessed ($17 million) in June 2003 and filed a notice of appeal with the Hawaii Tax Appeals Court. Trial is scheduled to begin in July 2004. ASB believes that its tax position is proper, and the payment of the assessed bank franchise taxes and interest is accordingly being treated like a deposit rather than an expense for financial statement purposes and thus has not affected earnings to date. If it becomes probable that ASB will not prevail on its tax appeal, ASB may be required to write off the deposit and expense the related bank franchise taxes and interest for subsequent years, resulting in a total charge to net income of approximately $24 million (through March 31, 2004).

Restructuring of Federal Home Loan Bank Advances

Because of the low interest rate environment, ASB restructured a total of $389 million of Federal Home Loan Bank (FHLB) advances during the second quarter of 2003. The restructurings involved paying off existing, higher rate FHLB advances with advances that have lower rates and longer maturities. The restructurings were executed in two transactions, $258 million of advances were restructured in April 2003, and $131 million of advances were restructured in June 2003. In the April 2003 restructuring, the FHLB advances that were paid off had an average rate of 7.17% and an average remaining maturity of 2.02 years. The new advances had an average rate of 5.57% and an average maturity of 4.80 years at the time of the restructuring. The April 2003 restructuring resulted in a reduction of interest expense on these FHLB advances of approximately $3 million for the remainder of 2003. In the June 2003 restructuring, the FHLB advances that were paid off had an average rate of 5.21% and an average remaining maturity of 0.93 years. The new advances had an average rate of 3.21% and an average maturity of 4.12 years at the time of the restructuring. The June 2003 restructuring resulted in a reduction of interest expense on these FHLB advances of approximately $1.5 million for the remainder of 2003.

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

In 1998 and 1999, the HEIPC Group invested $9.7 million to acquire shares in Cagayan Electric Power & Light Co., Inc. (CEPALCO), an electric distribution company in the Philippines. The HEIPC Group recognized impairment losses of approximately $3 million in 2001 and $5 million in the second quarter of 2003 to adjust this investment to its estimated net realizable values at the time of approximately $7 million and $2 million, respectively. In the first quarter of 2004, the HEIPC Group sold HEIPC Philippine Development, LLC, the HEIPC Group company that holds its interest in CEPALCO, for a nominal gain.

In March 2004, the HEIPC Group entered into an agreement to transfer its interest in a China joint venture to its partner and another entity, subject to certain conditions. If the conditions are met, the HEIPC Group expects to receive the transfer price in the third quarter of 2004. If the transfer is completed, the HEIPC Group currently plans to continue to pursue recovery of costs (in excess of the transfer price) incurred in connection with the China joint venture interest.

As of March 31, 2004, the remaining net assets of the discontinued international power operations amounted to $8 million (included in “Other” assets) and consisted primarily of deferred taxes receivable, reduced by a reserve for losses from operations during the phase-out period (primarily for legal fees). HEIPC increased its reserve for future expenses by $1 million in each of the second quarter of 2003 and the first quarter of 2004. If the HEIPC Group is successful in recovery of all or part of the costs incurred in connection with its China joint venture interest, such recoveries would be recorded as a gain on disposal of discontinued operations. Further losses may be sustained if the expenditures made in seeking recovery of the costs incurred in connection with the China joint venture interest exceed the total of any recovery ultimately achieved and the amount provided for in HEI’s reserve for discontinued operations.

(6) Medium-term notes

On March 17, 2004, HEI sold $50 million of 4.23% notes, due March 15, 2011 under its registered medium-term note program. The net proceeds from this sale were ultimately used to make short-term loans to HECO, to assist HECO, HELCO and MECO in redeeming $50 million aggregate principal amount of 7.30% Cumulative Quarterly Income Preferred Securities in April 2004 and for other general corporate purposes. It is anticipated that HECO will repay the short-term loans by the end of 2004 primarily with funds saved from reducing dividends to HEI in 2004.

(7) HEI- and HECO-obligated preferred securities of trust subsidiaries

Through December 31, 2003, HEI had included the financial statements of its subsidiary trust, Hawaiian Electric Industries Capital Trust I (the Trust) and its subsidiary, HEI Preferred Funding, L P (the Partnership), and the financial statements of HECO’s subsidiary trusts, HECO Capital Trusts I and II (see note (2) in HECO’s “Notes to consolidated financial statements”) in its consolidated financial statements, with the trust preferred securities issued by the trusts being classified in HEI’s consolidated balance sheet under the heading “HEI- and HECO-obligated preferred securities of trust subsidiaries.”

In December 2003, the Financial Accounting Standards Board (FASB) issued FIN 46R, “Consolidation of Variable Interest Entities,” which addresses whether a business enterprise should consolidate an entity. HEI and its subsidiaries adopted the provisions of FIN 46R in the first quarter of 2004. Under FIN 46R, HEI deconsolidated the Trust and the Partnership and HECO deconsolidated HECO Capital Trust I and II and never consolidated HECO Capital Trust III. The adoption of FIN 46R resulted in consolidated HEI reflecting (1) $26 million in investment in unconsolidated subsidiaries (included in “Other” assets) and $275 million of long term debt payable to the Partnership or trusts, rather than $250 million in trust preferred securities, in its March 31, 2004 Consolidated Balance Sheet, and (2) $4.6 million in interest expense and approximately $0.5 million in equity in net income of unconsolidated subsidiaries, rather than $4.1 million in preferred securities distributions of trust subsidiaries in its Consolidated Statement of Income for the three months ended March 31, 2004.

Securities issued by HEI’s and HECO’s unconsolidated financing subsidiaries were as follows:

(in thousands, except per security amounts and number of securities)	March 31, 2004	December 31, 2003	Liquidation value per security
Hawaiian Electric Industries Capital Trust I* 8.36% Trust Originated Preferred Securities (4,000,000 securities)**	$100,000	$100,000	$25
HECO Capital Trust I* 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (2,000,000 securities)***	50,000	50,000	25
HECO Capital Trust II* 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998 (2,000,000 securities)***	50,000	50,000	25
HECO Capital Trust III* 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2,000,000 securities)****	50,000	—	25

	$250,000	$200,000

*	Delaware grantor trust.

**	Fully and unconditionally guaranteed by HEI and redeemed in April 2004 without premium.

***	Fully and unconditionally guaranteed by HECO and redeemed in April 2004 without premium.

****	Fully and unconditionally guaranteed by HECO; mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and redeemable at the issuer’s option without premium beginning on March 18, 2009.

Hawaiian Electric Industries Capital Trust I (the Trust), which was dissolved in April 2004 and is winding up its affairs, existed for the exclusive purposes of (i) issuing in 1997 trust securities, consisting of 8.36% Trust Originated Preferred Securities ($100 million) and trust common securities ($3 million), (ii) investing the gross proceeds of the trust securities in 8.36% Partnership Preferred Securities issued by HEI Preferred Funding, LP (the Partnership), (iii) making distributions on the Trust Originated Preferred Securities and the trust common securities and (iv) engaging in only those other activities necessary or incidental thereto. All expenses resulting from the limited activities of the Trust, other than the payments by the Trust on its trust preferred securities, have been borne by HEI, either directly or through Hycap Management, Inc. (Hycap), its wholly owned subsidiary.

The Partnership, which was dissolved in April 2004 and is winding up its affairs, was a Delaware limited partnership managed by Hycap, its sole general partner, and existed for the exclusive purposes of (a) purchasing certain eligible debt instruments of HEI and its subsidiaries (collectively, the Affiliate Investment Instruments) in the amount of $120 million and certain U.S. government obligations and commercial paper of unaffiliated entities (Eligible Debt Securities) with the proceeds from (i) the 1997 sale of its 8.36% Partnership Preferred Securities to the Trust, its sole limited partner, and (ii) a capital contribution in exchange for the general partner interest, (b) receiving interest and other payments on the Affiliate Investment Instruments and Eligible Debt Securities, (c) making distributions on the 8.36% Partnership Preferred Securities and general partner interest if, as, and when declared by the general partner, (d) making authorized additional investments in Affiliate Investment Instruments and Eligible Debt Securities and disposing of any such investments, and (e) other activities necessary for carrying out the purposes of the Partnership.

On March 16, 2004, HEI completed the issuance and sale of 2 million shares of its common stock in a registered public offering. HEI used the net proceeds from the sale, along with other corporate funds, to effect the redemption of the 8.36% Partnership Preferred Securities and the 8.36% Trust Originated Preferred Securities in April 2004. The redemptions resulted in the dissolution of the Trust and the Partnership, and the Trust, the Partnership and Hycap are expected to complete the winding up of their affairs by late 2004 or early 2005.

(8) Retirement benefits

For the first quarter of 2004, the Company paid contributions of $4 million to the retirement benefit plans, compared to $3 million in the first quarter of 2003. The Company’s current estimate of contributions to the retirement benefit plans in 2004 is $14 million, compared to its contributions of $48 million in 2003.

The components of net periodic benefit cost were as follows:

	Pension benefits		Other benefits
Three months ended March 31	2004	2003	2004	2003
(in thousands)
Service cost	$6,751	$5,822	$1,094	$874
Interest cost	12,610	11,941	2,584	2,573
Expected return on plan assets	(18,209)	(14,841)	(2,109)	(1,911)
Amortization of unrecognized transition obligation	1	238	820	819
Amortization of prior service cost (gain)	(149)	(154)	3	3
Recognized actuarial loss	219	875	308	—

Net periodic benefit cost	$1,223	$3,881	$2,700	$2,358

Of the net periodic benefit costs, the Company recorded expense of $3.1 million and $5.0 million in the first quarter of 2004 and 2003, respectively, and charged the remaining amounts primarily to electric utility plant.

(9) Commitments and contingencies

See note (4), “Bank subsidiary,” and note (5), “Discontinued operations,” above and note (5), “Commitments and contingencies,” in HECO’s “Notes to consolidated financial statements.”

(10) Cash flows

Supplemental disclosures of cash flow information

For the three months ended March 31, 2004 and 2003, the Company paid interest amounting to $37.0 million and $40.4 million, respectively.

For the three months ended March 31, 2004, the Company paid income taxes amounting to $1.9 million. For the three months ended March 31, 2003, the Company received cash for income tax refunds amounting to $3.5 million.

Supplemental disclosures of noncash activities

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $4.5 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively. In April 2004, HEI began acquiring for cash its common shares in the open market to satisfy the requirements of the HEI DRIP (as well as the requirements of the Hawaiian Electric Industries Retirement Savings Plan).

(11) Recent accounting pronouncements and interpretations

Consolidation of variable interest entities (VIEs)

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of VIEs as defined. The Company was required to apply FIN 46 immediately to variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, FIN 46 was to be applied no later than the end of the first reporting period ending after December 15, 2003. The Company adopted the provisions (other than the already adopted disclosure provisions) of FIN 46 relating to VIEs created before February 1, 2003 as of December 31, 2003 with no effect on the Company’s financial statements.

In December 2003, the FASB issued revised FIN 46 (FIN 46R), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. In the first quarter of 2004, the Company adopted the provisions of FIN 46R and deconsolidated Hawaiian Electric Industries Capital Trust I, HEI Preferred Funding, LP, HECO Capital Trust I and HECO Capital Trust II from their consolidated financial statements for the period ended, and as of, March 31, 2004. The Company did not elect to restate previously issued financial statements. See note (7) for additional information. Also, see note (7) of HECO’s “Notes to consolidated financial statements” for a discussion of the application of FIN 46R to the electric utilities’ purchase power agreements.

Amendment of SFAS No. 133

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities and will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 (with some exceptions) and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of SFAS No. 149 on July 1, 2003 with no effect on the Company’s historical financial statements.

Financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” to establish standards for how an issuer classifies and measures these financial instruments. For example, a financial instrument issued in the form of shares that are mandatorily redeemable would be required by SFAS No. 150 to be classified as a liability. SFAS No. 150 was immediately effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 was effective for financial instruments existing as of May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. In October 2003, however, the FASB indefinitely deferred the effective date of the provisions of SFAS No. 150 related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to SFAS No. 150 solely as a result of consolidation. The Company adopted the non-deferred provisions of SFAS No. 150 for financial instruments existing as of May 31, 2003 in the third quarter of 2003 and the adoption had no effect on the Company’s financial statements.

Determining whether an arrangement contains a lease

In May 2003, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” Under EITF Issue No. 01-8, companies may need to recognize service contracts, such as power purchase agreements for energy and capacity, or other arrangements as leases subject to the requirements of SFAS No. 13, “Accounting for Leases.” The Company adopted the provisions of EITF Issue No. 01-8 in the third quarter of 2003. Since EITF Issue No. 01-8 applies prospectively to arrangements agreed to, modified or acquired after June 30, 2003, the adoption of EITF Issue No. 01-8 had no effect on the Company’s historical financial statements. If any new power purchase agreement or a reassessment of an existing agreement required under certain circumstances (such as in the event of a material amendment of the agreement) falls under the scope of EITF Issue No. 01-8 and SFAS No. 13, and results in the classification of the agreement as a capital lease, a material effect on the Company’s financial statements may result, including the recognition of a significant capital asset and lease obligation.

Other-than-temporary impairment and its application to certain investments

In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 requires the use of fair values calculated for cost method investments in connection with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or other activities, to be used to determine whether an investment is impaired in the reporting periods in which the investor estimates fair value. Also, for reporting periods where the fair value of a cost method investment is not estimated in connection with SFAS No. 107 or other activities, a determination would have to be made as to whether an impairment indicator is present. The impairment model would be applied prospectively to all current and future investments, within the scope of EITF Issue No. 03-1, effective in reporting periods beginning after June 15, 2004. The Company will adopt these provisions of EITF Issue No. 03-1 on July 1, 2004, but management has not yet determined the impact, if any, of adoption. EITF Issue No. 03-1 further specifies disclosures an investor should provide about unrealized losses that have not been recognized as other-than-temporary impairments for cost method investments. These disclosure requirements are effective for annual periods for fiscal years ending after June 15, 2004.

Participating securities and the two-class method under SFAS No. 128

In March 2004, the FASB ratified EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” EITF Issue No. 03-6 addresses various questions related to calculating earnings per share (EPS) in accordance with FASB Statement No. 128, “Earnings per Share,” including questions related to: (a) the types of securities that should be considered participating, (b) the application of the two-class method, and (c) the allocation of undistributed earnings and losses to participating securities. EITF No. 03-6 will be effective in reporting periods beginning after March 31, 2004 and should be applied by restating previously reported EPS. The Company will adopt EITF Issue No. 03-6 in the second quarter of 2004, but management has not yet determined the impact, if any, of adoption.

Investments in limited liability companies

In March 2004, the FASB ratified EITF Issue No. 03-16, “Accounting for Investments in Limited Liability Companies.” EITF Issue No. 03-16 requires that an investment in a limited liability company (LLC) that maintains a “specific ownership account” for each investor (similar to a partnership capital account structure) to be viewed as similar to an investment in a limited partnership for purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or equity method of accounting. EITF No. 03-16 will be effective in reporting periods beginning after June 15, 2004. The Company will adopt EITF Issue No. 03-16 on July 1, 2004, but management has not yet determined the impact, if any, of adoption.

(12) Subsequent events

On April 20, 2004, HEI announced a 2-for-1 stock split in the form of a 100% stock dividend with a record date of May 10, 2004 and a distribution date of June 10, 2004. The accompanying financial statements are presented on a pre-split basis. After June 10, 2004, it is expected that share and per share amounts will be restated to reflect the stock split. The Company’s historical earnings per share and other data for the three months ended March 31, 2004 and 2003, on a pro forma basis assuming the stock split had occurred as of January 1, 2003, would be as follows:

Three months ended March 31	2004	2003
(in thousands, except per share amounts)
Proforma:
Basic earnings per common share	$0.40	$0.33

Diluted earnings per common share	$0.40	$0.33

Dividends per common share	$0.31	$0.31

Weighted-average number of common shares outstanding	76,738	73,794
Dilutive effect of stock options and dividend equivalents	418	378

Adjusted weighted-average shares	77,156	74,172

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated balance sheets (unaudited)

(in thousands, except par value)	March 31, 2004	December 31, 2003
Assets
Utility plant, at cost
Land	$29,642	$29,627
Plant and equipment	3,321,187	3,306,128
Less accumulated depreciation	(1,314,526)	(1,290,929)
Plant acquisition adjustment, net	237	249
Construction in progress	217,581	195,295

Net utility plant	2,254,121	2,240,370

Current assets
Cash and equivalents	3,925	158
Customer accounts receivable, net	86,808	91,999
Accrued unbilled revenues, net	58,075	60,372
Other accounts receivable, net	53,147	2,333
Fuel oil stock, at average cost	45,105	43,612
Materials and supplies, at average cost	22,966	21,233
Prepayments and other	88,454	86,763

Total current assets	358,480	306,470

Other assets
Unamortized debt expense	18,255	14,035
Long-term receivables and other	23,770	20,381

Total other assets	42,025	34,416

	$2,654,626	$2,581,256

Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	298,934	295,841
Retained earnings	571,625	563,215

Common stock equity	955,946	944,443
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	—	100,000
Long-term debt, net	751,344	699,420

Total capitalization	1,741,583	1,778,156

Current liabilities
Long-term debt due within one year	103,093	—
Short-term borrowings–nonaffiliate	22,992	—
Short-term borrowings–affiliate	16,000	6,000
Accounts payable	62,083	72,377
Interest and preferred dividends payable	14,822	11,303
Taxes accrued	73,399	93,303
Other	28,430	34,015

Total current liabilities	320,819	216,998

Deferred credits and other liabilities
Deferred income taxes	173,982	170,841
Regulatory liabilities, net	76,090	71,882
Unamortized tax credits	47,845	47,066
Other	61,665	62,344

Total deferred credits and other liabilities	359,582	352,133

Contributions in aid of construction	232,642	233,969

	$2,654,626	$2,581,256

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated statements of income (unaudited)

Three months ended March 31	2004	2003
(in thousands, except ratio of earnings to fixed charges)
Operating revenues	$345,944	$327,961

Operating expenses
Fuel oil	97,086	90,839
Purchased power	92,239	85,354
Other operation	34,269	38,527
Maintenance	16,996	14,282
Depreciation	28,744	27,612
Taxes, other than income taxes	32,884	31,077
Income taxes	12,887	11,215

	315,105	298,906

Operating income	30,839	29,055

Other income
Allowance for equity funds used during construction	1,449	988
Other, net	641	767

	2,090	1,755

Income before interest and other charges	32,929	30,810

Interest and other charges
Interest on long-term debt	10,070	10,324
Amortization of net bond premium and expense	569	513
Preferred securities distributions of trust subsidiaries	—	1,919
Other interest charges	2,412	342
Allowance for borrowed funds used during construction	(644)	(443)
Preferred stock dividends of subsidiaries	229	229

	12,636	12,884

Income before preferred stock dividends of HECO	20,293	17,926
Preferred stock dividends of HECO	270	270

Net income for common stock	$20,023	$17,656

Ratio of earnings to fixed charges (SEC method)	3.37	3.10

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated statements of retained earnings (unaudited)

Three months ended March 31	2004	2003
(in thousands)
Retained earnings, beginning of period	$563,215	$542,023
Net income for common stock	20,023	17,656
Common stock dividends	(11,613)	(15,290)

Retained earnings, end of period	$571,625	$544,389

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated statements of cash flows (unaudited)

Three months ended March 31	2004	2003
(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO	$20,293	$17,926
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Depreciation of property, plant and equipment	28,744	27,612
Other amortization	1,957	2,134
Deferred income taxes	3,197	106
Tax credits, net	1,141	786
Allowance for equity funds used during construction	(1,449)	(988)
Changes in assets and liabilities
Decrease in accounts receivable	5,923	204
Decrease in accrued unbilled revenues	2,297	3,409
Increase in fuel oil stock	(1,493)	(6,671)
Increase in materials and supplies	(1,733)	(1,594)
Increase in regulatory assets	(361)	(116)
Decrease in accounts payable	(10,294)	(3,968)
Decrease in taxes accrued	(19,904)	(16,832)
Changes in other assets and liabilities	(4,252)	7,599

Net cash provided by operating activities	24,066	29,607

Cash flows from investing activities
Capital expenditures	(38,564)	(23,862)
Contributions in aid of construction	1,352	4,842
Other	(1,546)	—

Net cash used in investing activities	(38,758)	(19,020)

Cash flows from financing activities
Common stock dividends	(11,613)	(15,290)
Preferred stock dividends	(270)	(270)
Preferred securities distributions of trust subsidiaries	—	(1,919)
Proceeds from issuance of long-term debt	324	943
Repayment of long-term debt	—	(8,000)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	32,992	18,900
Other	(2,974)	(3,471)

Net cash provided by (used in) financing activities	18,459	(9,107)

Net increase in cash and equivalents	3,767	1,480
Cash and equivalents, beginning of period	158	1,726

Cash and equivalents, end of period	$3,925	$3,206

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HECO’s Annual Report on SEC Form 10-K/A for the year ended December 31, 2003.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of March 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for the three months ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.

When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

(2) HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures

Through December 31, 2003, HECO had included the financial statements of its subsidiary trusts, HECO Capital Trust I and HECO Capital Trust II, in its consolidated financial statements, with the quarterly income preferred securities issued by those trusts being classified in HECO’s consolidated balance sheet under the heading “HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures.”

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which addresses whether a business enterprise should consolidate an entity. HECO adopted the provisions of FIN 46R in the first quarter of 2004. Under FIN 46R, HECO deconsolidated both HECO Capital Trust I and II and did not consolidate HECO Capital Trust III, which issued preferred securities in the first quarter of 2004. The adoption of FIN 46R resulted in consolidated HECO reflecting (1) $5 million in investment in unconsolidated subsidiaries and $155 million of long term debt payable to the trusts, rather than $150 million in trust preferred securities, in its March 31, 2004 Consolidated Balance Sheet, and (2) $2.1 million in interest expense and approximately $0.1 million in equity in net income of unconsolidated subsidiaries, rather than $2.0 million in preferred securities distributions of trust subsidiaries, in its Consolidated Statement of Income for the three months ended March 31, 2004.

Securities issued by HECO’s unconsolidated financing subsidiaries were as follows:

	March 31, 2004	December 31, 2003	Liquidation value per security
(in thousands, except per security amounts and number of securities)
HECO Capital Trust I* 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (2,000,000 securities)**	$50,000	$50,000	$25
HECO Capital Trust II* 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998 (2,000,000 securities)**	50,000	50,000	25
HECO Capital Trust III* 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2,000,000 securities)***	50,000	—	25

	$150,000	$100,000

*	Delaware grantor trust and finance subsidiary of HECO.

**	Fully and unconditionally guaranteed by HECO and redeemed in April 2004 without premium.

***	Fully and unconditionally guaranteed by HECO; mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and redeemable at the issuer’s option without premium beginning on March 18, 2009.

HECO Capital Trust I (Trust I), which was dissolved in April 2004 and is winding up its affairs, existed for the exclusive purposes of (i) issuing in 1997 trust securities, consisting of 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (1997 Trust Preferred Securities) ($50 million) and trust common securities ($1.5 million to HECO), (ii) investing the proceeds of the trust securities in 8.05% Junior Subordinated Deferrable Interest Debentures, Series 1997 (1997 Debentures) issued by HECO in the principal amount of $31.5 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million, (iii) making distributions on the 1997 Trust Preferred Securities and trust common securities and (iv) engaging in only those other activities necessary or incidental thereto. The 1997 Debentures, together with the obligations of HECO, MECO and HELCO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of MECO and HELCO under their respective debentures, are the sole assets of Trust I. As of January 1, 2004, Trust I became an unconsolidated subsidiary of HECO under FIN 46R. Trust I’s balance sheet as of March 31, 2004 consisted of $51.6 million in short term investments, including accrued interest; $51.5 million of 1997 Debentures; $50.0 million of 1997 Trust Preferred Securities; $51.6 million payable to HECO, HELCO and MECO; and $1.5 million of common equity. Trust I’s income statement for the three months ended March 31, 2004 consisted of $1.1 million of interest income received from the 1997 Debentures and short term investments; $1.0 million of distributions to holders of the Trust Preferred Securities; and $48,000 of common dividends to HECO. In March 2004, HECO, HELCO and MECO issued 6.50% Junior Subordinated Deferrable Interest Debentures, Series 2004 (2004 Debentures) to HECO Capital Trust III and, in April 2004, used the proceeds to redeem their 1997 Debentures and to cause the redemption of the 1997 Trust Preferred Securities of Trust I. Trust I is expected to wind up its affairs and be terminated in 2004.

HECO Capital Trust II (Trust II), which was dissolved in April 2004 and is winding up its affairs, existed for the exclusive purposes of (i) issuing in 1998 trust securities, consisting of 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998 (1998 Trust Preferred Securities) ($50 million) and trust common securities ($1.5 million to HECO), (ii) investing the proceeds of the trust securities in 7.30% Junior Subordinated Deferrable Interest Debentures, Series 1998 (1998 Debentures) issued by HECO in the principal amount of $31.5 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million, (iii) making distributions on the 1998 Trust Preferred Securities and trust common securities and (iv) engaging in only those other activities necessary or incidental thereto. The 1998 Debentures, together with the obligations of HECO, MECO and HELCO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of MECO and HELCO under their respective debentures, are the sole assets of Trust II. As of January 1, 2004, Trust II became an unconsolidated subsidiary of HECO under FIN 46R. Trust II’s balance sheet as of March 31, 2004 consisted of $51.5 million of 1998 Debentures; $50.0 million of 1998 Trust Preferred Securities; and $1.5 million of common equity. Trust II’s income statement for the three months ended March 31, 2004 consisted of $0.9 million of interest income received from the 1998 Debentures; $0.9 million of distributions to holders of the Trust Preferred Securities; and $28,000 of common dividends to HECO. In April 2004, HECO, HELCO and MECO used funds primarily from short-term borrowings from HEI and from the issuance of commercial paper to redeem their 1998 Debentures and to cause the redemption of the 1998 Trust Preferred Securities of Trust II. Trust II is expected to wind up its affairs and be terminated in 2004.

HECO Capital Trust III (Trust III) exists for the exclusive purposes of (i) issuing in 2004 trust securities, consisting of 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million) and trust common securities ($1.5 million to HECO), (ii) investing the proceeds of the trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million, (iii) making distributions on the 2004 Trust Preferred Securities and trust common securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Debentures, together with the obligations of HECO, MECO and HELCO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of MECO and HELCO under their respective debentures, are the sole assets of Trust III. Trust III is an unconsolidated subsidiary of HECO. Trust III’s balance sheet as of March 31, 2004 consisted of $51.5 million of 2004 Debentures; $0.1 million of interest receivable on the 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; $1.5 million of common equity; $0.1 million of distributions payable to holders of the 2004 Trust Preferred Securities; and $4,000 of common dividends payable to HECO. Trust III’s income statement for the three months ended March 31, 2004 consisted of $0.1 million of interest income received from the 2004 Debentures; $0.1 million of distributions to holders of the Trust Preferred Securities; and $4,000 of common dividends to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro rata distributions on the common securities, and in certain circumstances, HECO’s right to receive such distributions is subordinate to the right of the holders to receive distributions on their 2004 Trust Preferred Securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

(3) Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes. Revenue taxes are recorded as an expense in the period the related revenues are recognized. HECO and its subsidiaries payments to the taxing authorities are based on the prior year’s revenues. For the three months ended March 31, 2004 and 2003, HECO and its subsidiaries included $31 million and $29 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

(4) Retirement benefits

In each of the first quarters of 2004 and 2003, HECO and its subsidiaries paid contributions of $3 million to the retirement benefit plans. HECO and its subsidiaries’ current estimate of contributions to the retirement benefit plans in 2004 is $11 million, compared to their contributions of $31 million in 2003.

The components of net periodic benefit cost were as follows:

	Pension benefits		Other benefits
Three months ended March 31	2004	2003	2004	2003
(in thousands)
Service cost	$5,577	$4,837	$1,064	$846
Interest cost	11,385	10,852	2,520	2,510
Expected return on plan assets	(16,633)	(13,870)	(2,078)	(1,881)
Amortization of unrecognized transition obligation	1	238	816	816
Amortization of prior service gain	(186)	(188)	—	—
Recognized actuarial loss	26	660	295	—

Net periodic benefit cost	$170	$2,529	$2,617	$2,291

Of the net periodic benefit costs, HECO and its subsidiaries recorded expense of $2.0 million and $3.6 million in the first quarter of 2004 and 2003, respectively, and charged the remaining amounts primarily to electric utility plant.

(5) Commitments and contingencies

HELCO power situation

After several years of opposition to, and resulting delays in, the efforts of HELCO to expand its Keahole power plant site to add new generation, HELCO entered into a conditional settlement agreement in November of 2003 (Settlement Agreement) with all but one of the parties (Waimana Enterprises, Inc. (Waimana), which had actively opposed the project) and with several regulatory agencies. The Settlement Agreement is intended to permit HELCO to complete the plant expansion, subject to satisfaction of the terms and conditions of the Settlement Agreement, and HELCO is actively engaged in construction activities to install the planned generation. One of the 20 megawatt (MW) combustion turbines (CT-4) has been installed and was made available to HELCO’s grid in April 2004 and is subject to ongoing testing. The other combustion turbine (CT-5) is currently expected to be ready for initial operation in the second quarter of 2004. Both are expected to be fully operational by the end of 2004.

The following is a summary of the status of HELCO’s efforts to obtain certain of the permits required for the Keahole expansion project and related proceedings that have impeded and delayed HELCO’s efforts to construct the plant, a description of the Settlement Agreement and its implementation to date and a discussion (under “Management’s evaluation; costs incurred”) of the potential financial statement implications of this project.

Historical context. In 1991, HELCO began planning to meet increased electric generation demand forecast for 1994. HELCO’s plans were to install at its Keahole power plant CT-4 and CT-5, followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) dual-train combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4, which HELCO had planned to install in late 1994. In 1995, the PUC allowed HELCO to pursue construction of and commit expenditures for CT-5 and ST-7, but noted in its decision that such costs are not to be included in rate base until the project is installed and “is used and useful for utility purposes.” The PUC at that time also ordered HELCO to continue negotiating with independent power producers (IPPs) that had proposed generating facilities that they claimed would be a substitute for HELCO’s planned expansion of the Keahole plant, stating that the facility to be built should be the one that can be most expeditiously put into service at “allowable cost.”

Installation of CT-4 and CT-5 was significantly delayed, however, as a result of (a) delays in obtaining an amendment of a land use permit from the Hawaii Board of Land and Natural Resources (BLNR), which was required because the Keahole power plant is located in a conservation district, and a required air permit from the Department of Health of the State of Hawaii (DOH) and the U.S. Environmental Protection Agency (EPA) and (b) lawsuits and administrative proceedings initiated by IPPs and other parties contesting the grant of these permits and objecting to the expansion of the power plant on numerous grounds, including contentions that (i) operation of the expanded Keahole site would not comply with land use regulations (including noise standards) and the conditions of HELCO’s land patent; (ii) HELCO cannot operate the plant within current air quality standards; (iii) HELCO could alternatively purchase power from IPPs to meet increased electric generation demand; and (iv) HELCO’s land use entitlement expired in April 1999 because it had not completed the project within an alleged three-year construction deadline.

IPP complaints; related PPAs. Three IPPs—Kawaihae Cogeneration Partners (KCP), which is an affiliate of Waimana, Enserch Development Corporation (Enserch) and Hilo Coast Power Company (HCPC)—filed separate complaints with the PUC in 1993, 1994 and 1999, respectively, alleging that they were each entitled to a power purchase agreement (PPA) to provide HELCO with additional capacity. KCP and Enserch each claimed that the generation capacity they would provide under their proposed PPAs would be a substitute for HELCO’s planned expansion of the Keahole plant.

The Enserch and HCPC complaints were resolved by HELCO’s entry into PPAs with each of these parties. The PPA with HCPC by its terms expires in December 2004, but it will continue on a year to year basis unless HELCO or HCPC has given written notice of termination by May 30, 2004. With respect to KCP, due to subsequent developments, including a ruling by the Hawaii Circuit Court for the Third Circuit (Third Circuit Court) that the lease for KCP’s proposed plant site was invalid, HELCO believes that KCP’s proposal for a PPA is not viable.

Air permit. Following completion of all appeals from an air permit issued by the DOH in 1997 and then reissued in July 2001, a final air permit from the DOH became effective on November 27, 2001.

Land use permit amendment and related proceedings. The Third Circuit Court ruled in 1997 that, because the BLNR had failed to render a valid decision on HELCO’s application to amend its land use permit before the statutory deadline in April 1996, HELCO was entitled to use its Keahole site for the expansion project (HELCO’s “default entitlement”). The Third Circuit Court’s 1998 final judgment on this issue was appealed to the Hawaii Supreme Court by several parties. On July 8, 2003, the Hawaii Supreme Court issued its opinion affirming the Third Circuit Court’s final judgment on the basis that the BLNR failed to render the necessary four votes either approving or rejecting HELCO’s application.

While the Hawaii Supreme Court’s July 2003 decision validated the Third Circuit Court’s 1998 final judgment confirming HELCO’s default entitlement, construction of the expansion project had been delayed for much of the intervening period that had followed the 1998 final judgment, first because HELCO had not yet obtained its final air permit and then because of other rulings made by the Third Circuit Court in several related proceedings.

The Third Circuit Court’s 1998 final judgment confirming HELCO’s default entitlement provided that HELCO must comply with the conditions in its application and with the standard land use conditions insofar as those conditions were not inconsistent with the default entitlement. Numerous proceedings were commenced before the Third Circuit Court and the BLNR in which parties opposed to the project claimed that HELCO had not or could not comply with the conditions applicable to its default entitlement. The Third Circuit Court issued a number of rulings in these proceedings which further delayed or otherwise adversely affected HELCO’s ability to construct and efficiently operate CT-4 and CT-5. These rulings have now been, or are expected to be, resolved under the terms of the Settlement Agreement, as follows:

•	Based on a change by the DOH in its interpretation of the noise rules it promulgated under the Hawaii Noise Pollution Act, the Third Circuit Court ruled that a stricter noise standard applied to HELCO’s Keahole plant. HELCO filed a separate complaint for declaratory relief against the DOH seeking the invalidation of the noise rules on constitutional and other grounds. The Third Circuit Court ruled against HELCO in that separate complaint, and HELCO appealed the Third Circuit Court’s final judgment to this effect (Noise Standards Judgment) in August 1999. In the Settlement Agreement, HELCO agrees that the Keahole plant will comply during normal operations with the stricter noise standards and that it will not begin full-time operations of CT-4 and CT-5 until it has installed noise mitigation equipment to meet these standards. In accordance with the Settlement Agreement, the parties filed a stipulation to dismiss HELCO’s appeal of the Noise Standards Judgment and the stipulation was approved in January 2004.

•	In other litigation in the Third Circuit Court brought by Keahole Defense Coalition (KDC) and two individuals (Individual Plaintiffs), the Third Circuit Court denied plaintiff’s motions made on several grounds to enjoin construction of the Keahole plant and plaintiffs appealed these rulings to the Hawaii Supreme Court in June 2002. Pursuant to the Settlement Agreement, KDC filed a motion in the Hawaii Supreme Court to dismiss this appeal and the motion was granted on April 12, 2004.

•	In November 2000, the Third Circuit Court entered an order that, absent an extension authorized by the BLNR, the three-year construction period during which expansion of the Keahole plant should have been completed under the standard land use conditions of the Department of Land and Natural Resources of the State of Hawaii (DLNR) expired in April 1999. In December 2000, the Third Circuit Court granted a motion to stay further construction of the Keahole plant until an extension of the construction deadline was obtained. After an administrative hearing, in March 2002, the BLNR granted HELCO an extension of the construction deadline through December 31, 2003 (the March 2002 BLNR Order), subject to a number of conditions. In April 2002, based on the March 2002 BLNR Order, the Third Circuit Court lifted the stay it had imposed on construction and construction activities on CT-4 and CT-5 were restarted.

KDC and the Individual Plaintiffs appealed the March 2002 BLNR Order to the Third Circuit Court, as did the Department of Hawaiian Home Lands (DHHL). In September 2002, the Third Circuit Court issued a letter to the parties indicating its decision to reverse the March 2002 BLNR Order and the Third Circuit Court issued a final judgment to this effect in November 2002 (November 2002 Final Judgment). As a result of the letter ruling and November 2002 Final Judgment, the construction of CT-4 and CT-5 was once again suspended. HELCO appealed this ruling to the Hawaii Supreme Court.

The Settlement Agreement. With installation of CT-4 and CT-5 halted and the proceedings described above pending and unresolved, the parties that opposed the Keahole power plant expansion project (other than Waimana, which did not participate in the settlement discussions and opposes the settlement), including KDC, the Individual Plaintiffs and DHHL, engaged in a mediation process with HELCO and several Hawaii regulatory agencies in an attempt to achieve a resolution of the matters in dispute that would permit the project to be constructed and put in service. This process led to an agreement in principle ultimately embodied in the Settlement Agreement, executed by the last party to it on November 6, 2003, under which, subject to satisfaction of several conditions, HELCO would be permitted to proceed with installation of CT-4 and CT-5, and, in the future, ST-7. In addition to KDC, the Individual Plaintiffs, DHHL and HELCO, parties to the Settlement Agreement also include the DOH, the Director of the DOH, the DLNR and the BLNR.

In connection with efforts to implement the agreement in principle and Settlement Agreement:

•	On October 10, 2003, the BLNR conditionally approved a 19-month extension of the previous December 31, 2003 construction deadline, but subject to court action allowing construction to proceed (BLNR 2003 Construction Period Extension).

•	On October 14, 2003, the Hawaii Supreme Court granted a motion to remand the pending appeal of the November 2002 Final Judgment (which was halting construction) in order to permit the Third Circuit Court to consider a motion to vacate that judgment.

•	On October 17, 2003, a motion to vacate the November 2002 Final Judgment was filed in the Third Circuit Court by KDC and DHHL.

•	On November 12, 2003, the motion to vacate the November 2002 Final Judgment was granted by the Third Circuit Court, over Waimana’s objections, and, on November 28, 2003, the Third Circuit Court entered its first amended final judgment (November 2003 Final Judgment) vacating the November 2002 Final Judgment.

•	On November 17, 2003, HELCO resumed construction of CT-4 and CT-5.

•	On January 13, 2004, the Hawaii Supreme Court granted, over Waimana’s objection, HELCO’s motion to dismiss HELCO’s original appeal of the November 2002 Final Judgment (since that judgment had been vacated).

Full implementation of the Settlement Agreement is conditioned on obtaining final dispositions of all litigation and proceedings pending at the time the Settlement Agreement was entered into. While substantial progress continues to be made in achieving such dispositions, final dispositions of all such proceedings have not yet been obtained. If the remaining dispositions are obtained, as HELCO believes they will be, then HELCO has agreed in the Settlement

Agreement that it will undertake a number of actions, in addition to complying with the stricter noise standards, to mitigate the impact of the power plant in terms of air pollution and potable water and aesthetic concerns. These actions relate to providing additional landscaping, expediting efforts to obtain the permits and approvals necessary for installation of ST-7 with selective catalytic reduction (SCR) emissions control equipment, operating existing CT-2 at Keahole within existing air permit limitations rather than the less stringent limitations in a pending air permit revision, using primarily brackish instead of potable water resources, assisting DHHL in installing solar water heating in its housing projects and in obtaining a major part of HELCO’s potable water allocation from the County of Hawaii, supporting KDC’s participation in certain PUC cases, paying legal expenses and other costs of various parties to the lawsuits and other proceedings, and cooperating with neighbors and community groups, including a Hot Line service for communications with neighboring DHHL beneficiaries.

Since the time construction activities resumed in November 2003, HELCO has laid the groundwork for implementation of many of its commitments under the Settlement Agreement. However, despite the numerous rulings against Waimana described above, Waimana has continued to pursue efforts to stop or delay the Keahole project and to interfere with implementation of the Settlement Agreement, including (a) filing a notice of appeal to the Hawaii Supreme Court of the Third Circuit Court’s November 2003 Final Judgment (vacating the November 2002 Final Judgment), (b) appealing to the Third Circuit Court the BLNR 2003 Construction Period Extension, (c) appealing to the Third Circuit Court the BLNR’s approval, on December 12, 2003, of HELCO’s request for a revocable permit to use brackish well water as the primary source of water for operating the Keahole plant and (d) along with a group representing DHHL beneficiaries, appealing to the Third Circuit Court the BLNR’s approval (subject to conditions including a public auction of qualified bidders) in March 2004 of HELCO’s request for a long-term water lease to use the brackish well water. In January 2004, the Third Circuit Court denied Waimana’s motion to stay the effectiveness of the BLNR 2003 Construction Period Extension, and granted HELCO’s motion (joined in by the BLNR) to dismiss Waimana’s appeal of that extension. On April 15, 2004, Waimana appealed that ruling to the Supreme Court. In February 2004, the Third Circuit Court denied Waimana’s motion to stay the effectiveness of the revocable permit to use brackish water, and granted HELCO’s motion (joined in by the BLNR) to dismiss Waimana’s appeal of that permit. The final judgment was entered on April 7, 2004. Waimana appealed that judgment to the Supreme Court on April 22, 2004.

Land Use Commission petition. After previously submitting and withdrawing a petition, HELCO submitted to the Hawaii State Land Use Commission (LUC) on November 25, 2003 a new petition to reclassify the Keahole plant site from conservation land use to urban land use. The installation of ST-7, with SCR as contemplated by the Settlement Agreement, is dependent upon this reclassification. In December 2003, Waimana filed a Notice of Intent to Intervene in the LUC proceeding. On February 5, 2004, the LUC issued an order, with which HELCO concurred, that an environmental impact statement (EIS) be prepared in connection with its reclassification petition. Work on the EIS was already in progress before the ruling was issued. The entire reclassification process could take several years.

Management’s evaluation; costs incurred. The probability that HELCO will be allowed to complete the installation of CT-4 and CT-5 during 2004 has been substantially enhanced by the Settlement Agreement, the Third Circuit’s November 2003 Final Judgment, and the decisions of the BLNR to extend the construction deadline by 19 months from December 31, 2003, to grant to HELCO a revocable permit to use brackish water for the plant and to grant HELCO’s request for a long-term lease (subject to public auction) of the brackish water. Although additional steps must be completed under the Settlement Agreement to satisfy its remaining conditions and HELCO must obtain the further permits necessary to complete installation of CT-4 and CT-5 (and, eventually ST-7), management believes that the prospects are good that those conditions will be satisfied and that any further necessary permits will be obtained. Nevertheless, Waimana has continued its efforts to stop or delay the construction and there could be further delays in completing construction. In the meantime, HELCO’s management remains concerned with the condition and performance of certain aging generators on the HELCO system, which were intended to be retired or to be operated less frequently once CT-4 and CT-5 were installed, as well as the current operating status of various IPPs, which provide approximately 43% of HELCO’s generating capacity under power purchase agreements. A related concern is the possibility of power interruptions under exigent circumstances, including rolling blackouts, as IPPs and/or HELCO’s generating units become unavailable or less available (i.e., available at lower capacity) due to forced outages or planned maintenance. HELCO is continuing its efforts to avert power interruptions, but there can be no assurance that power interruptions will not occur.

Based on management’s expectation that the remaining conditions under the Settlement Agreement will be satisfied, HELCO recorded as expenses in November 2003 approximately $3.1 million of legal fees and other costs required to be paid under the Settlement Agreement. If the Settlement Agreement is implemented and ST-7 is installed, HELCO will have incurred approximately $21 million of capital expenditures relating to noise mitigation, visual mitigation and air pollution control at the Keahole power plant site (approximately $8 million for CT-4 and CT-5, approximately $9 million for ST-7, when installed, and approximately $4 million for other existing units). Other miscellaneous incidental expenses may also be incurred.

As of March 31, 2004, HELCO’s costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (excluding costs the PUC permitted to be transferred to plant-in-service for pre-air permit facilities) amounted to approximately $88 million, including $33 million for equipment and material purchases, $35 million for planning, engineering, permitting, site development and other costs and $20 million for an allowance for funds used during construction (AFUDC) up to November 30, 1998, after which date management decided not to continue to accrue AFUDC in light of the delays that had been experienced, even though management believes that it has acted prudently with respect to the Keahole project. As of March 31, 2004, estimated additional costs of approximately $14 million will be required to complete the installations of CT-4 and CT-5, including the costs necessary to satisfy the requirements of the Settlement Agreement pertaining to those units. After each unit is declared commercially operational (including the completion of testing), the capital costs of CT-4 and CT-5, respectively, will be reclassified from “construction in progress” to “plant and equipment” and depreciation will begin to accrue in January of the following year. HELCO’s electric rates, however, will not change specifically as a result of including CT-4 and CT-5 in HELCO’s plant and equipment until HELCO files a rate increase application and the PUC grants HELCO rate relief.

The recovery of costs relating to CT-4 and CT-5 is subject to the rate-making process governed by the PUC. Management believes no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of March 31, 2004. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HELCO may be required to write off a material portion of the costs incurred in its efforts to put these units into service whether or not CT-4 and CT-5 are installed.

HELCO’s plans for ST-7 are pending until it obtains the contemplated reclassification of the Keahole plant site from conservation to urban and necessary permits, which HELCO has agreed to seek promptly. The costs of ST-7 will be higher than originally planned, not only by reason of the change in schedule in its installation, but also by reason of additional costs that will be incurred to satisfy the requirements of the Settlement Agreement.

East Oahu transmission system

HECO’s power sources are located primarily in West Oahu, but the bulk of HECO’s system load is in the Honolulu/East Oahu area. Accordingly, HECO transmits bulk power to the Honolulu/East Oahu area over two major transmission corridors (Northern and Southern). HECO had planned to construct a part underground/part overhead 138 kilovolt (kV) transmission line from the Kamoku substation to the Pukele substation in order to close the gap between the Southern and Northern corridors and provide a third 138 kV transmission line to the Pukele substation. Construction of the proposed transmission line in its originally proposed location required the BLNR to approve a Conservation District Use Permit (CDUP) for the overhead portion of the line that would have been in conservation district lands. Several community and environmental groups opposed the project, particularly the overhead portion of the line and, in June 2002, the BLNR denied HECO’s request for a CDUP.

HECO continues to believe that the proposed project (the East Oahu Transmission Project) is needed to improve the reliability of the Pukele substation, which serves approximately 16% of Oahu’s electrical load, including Waikiki, and to address future potential line overloads under certain contingencies. In 2003, HECO completed its evaluation of alternative ways to accomplish the project (including using 46 kV transmission lines). As part of its evaluation, HECO conducted a community-based process to obtain public views of the alternatives. In December 2003, HECO filed an application with the PUC requesting approval to commit funds (currently estimated at $55 million, including $20 million of costs already incurred and discussed below) for its revised East Oahu Transmission Project. In March 2004, the PUC granted intervenor status to an environmental organization and three elected officials, granted a more limited participant status to four community organizations, and denied intervention sought by two individuals in the PUC proceeding.

HECO has requested that the PUC be the accepting agency for an environmental assessment (EA) of HECO’s East Oahu Transmission Project to be voluntarily prepared by HECO. An Environmental Impact Statement (EIS) would be prepared if the PUC finds that the proposed action may have a significant effect on the environment. The parties and participants submitted a stipulated prehearing order to the PUC in April 2004. If the stipulated order is approved by the PUC, the testimonies of the other parties and the hearing are scheduled to follow the completion of an environmental review process. That process will be deemed to be complete when the PUC reviews the EA and determines that an EIS is not required, or if an EIS is required, when the final EIS is accepted.

Subject to PUC approval, the revised project, none of which is in conservation district lands, will be built in two phases. Completion of the first phase, currently projected for 2006 or 2007, will address future potential transmission line overloads in the Northern and Southern corridors and improve the reliability of service to many customers in the Pukele substation service area, including Waikiki. The second phase, projected to take an additional two years to complete, will improve service to additional customers in the Pukele substation service area by minimizing the duration of service interruptions that could occur under certain contingencies.

On March 3, 2004, approximately 40,000 of HECO’s customers in the Honolulu/East Oahu area, including Waikiki, lost power. The Pukele substation serves the affected areas. One of the two transmission lines serving the Pukele substation was out for scheduled maintenance when the second transmission line went out of service and resulted in the power outage. Management believes that the sustained outage would have been prevented if the East Oahu Transmission Project had been completed. Many of the customers affected on March 3, 2004 would not have seen any interruption in service, while the other affected customers would have experienced a momentary interruption of service lasting only seconds.

As of March 31, 2004, the accumulated costs related to the East Oahu Transmission Project amounted to $20 million, including $13 million for planning, engineering and permitting costs and $7 million for AFUDC. These costs are recorded in construction in progress. The recovery of costs relating to the project is subject to the rate-making process administered by the PUC. Management believes no adjustment to project costs incurred is required as of March 31, 2004. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the project into service whether or not it is completed.

State of Hawaii, ex rel., Bruce R. Knapp, Qui Tam Plaintiff, and Beverly Perry, on behalf of herself and all others similarly situated, Class Plaintiff, vs. The AES Corporation, AES Hawaii, Inc., HECO and HEI

In April 2002, HECO and HEI were served with an amended complaint filed in the Circuit Court for the First Circuit of Hawaii alleging that the State of Hawaii and HECO’s other customers have been overcharged for electricity as a result of alleged excessive prices in the amended PPA between defendants HECO and AES Hawaii, Inc. (AES Hawaii). AES Hawaii is a subsidiary of The AES Corporation (AES), which guarantees certain obligations of AES Hawaii under the amended PPA.

The amended PPA, which has a 30-year term, was approved by the PUC in December 1989, following contested case hearings in October 1988 and November 1989. The PUC proceedings addressed a number of issues, including whether the terms and conditions of the amended PPA were reasonable.

The amended complaint alleged that HECO’s payments to AES Hawaii for power, based on the prices, terms and conditions in the PUC-approved amended PPA, have been “excessive” by over $1 billion since September 1992, and that approval of the amended PPA was wrongfully obtained from the PUC as a result of alleged misrepresentations and/or material omissions by the defendants, individually and/or in conspiracy, with respect to the estimated future costs of the amended PPA versus the costs of hypothetical HECO-owned units. The amended complaint included four claims for relief or causes of action: (1) violations of Hawaii’s Unfair and Deceptive Practices Act, (2) unjust enrichment/restitution, (3) fraud and (4) violation of Hawaii’s False Claim Act, otherwise known as qui tam claims (asserting that the State declined to take over the action). The amended complaint sought treble damages, attorneys’ fees, rescission of the amended PPA and punitive damages against HECO, HEI, AES Hawaii and AES.

In December 2002, HECO and HEI filed a motion to dismiss the amended complaint on the grounds that the plaintiffs’ claims either arose prior to enactment of the Hawaii False Claims Act, which does not have retroactive application, or are barred by the applicable statute of limitations. At a hearing on the motion in early 2003, the First Circuit Court ordered dismissal of the qui tam claims relating to actions prior to May 26, 2000, the effective date of the Hawaii False Claims Act, on the ground that the Act did not have retroactive application. Subsequently, the First Circuit Court issued a minute order dismissing Plaintiffs’ claims for (1) violations of Hawaii’s Unfair and Deceptive Practices Act, (2) unjust enrichment/restitution and (3) fraud, which claims were purportedly brought as a class action, on the ground that all of these claims were barred by the applicable statutes of limitations.

As a result of these rulings by the First Circuit Court, the only remaining claim was under the Hawaii False Claims Act based on allegations that false bills or claims were submitted to the State after May 26, 2000. Under the False Claims Act, a defendant may be liable for treble damages, plus civil penalties of a minimum of $5,000 for each false claim, plus attorneys’ fees and costs incurred in the action.

In March 2003, HECO and HEI filed a motion for judgment on the pleadings, asking for dismissal of the remaining claims pursuant to the doctrine of primary jurisdiction or, in the alternative, exhaustion of administrative remedies. On April 21, 2003, the court granted in part and denied in part HECO/HEI’s motion for judgment on the pleadings, on the ground that under the doctrine of primary jurisdiction any claims should first be brought before the PUC. The court stayed the action until August 21, 2003, and ruled that the case would be dismissed if plaintiffs failed to provide proof of having initiated an appropriate PUC proceeding by then. No such PUC proceeding was initiated.

On August 25, 2003, the First Circuit Court issued an order dismissing with prejudice the amended complaint, including all of the Plaintiffs’ remaining claims against the defendants for violations under the Hawaii False Claims Act after May 26, 2000. The final judgment was entered on September 17, 2003. On October 15, 2003, plaintiff Beverly J. Perry filed a notice of appeal to the Hawaii Supreme Court and the Intermediate Court of Appeals, on the grounds that the Circuit Court erred in its reliance on the doctrine of primary jurisdiction and the statute of limitations. AES subsequently filed a cross-appeal of the order denying its motion to dismiss the action, which it had filed on February 24, 2003. Final briefing of the issues on the appeal and cross-appeal is expected to be completed in May 2004.

Environmental regulation

HECO, HELCO and MECO, like other utilities, periodically identify leaking petroleum-containing equipment and other releases into the environment from its generation plants and other facilities. Each subsidiary reports these releases when and as required by applicable law and addresses impacts due to the releases in compliance with applicable regulatory requirements. Except as otherwise disclosed herein, the Company believes that each subsidiary’s costs of responding to any such releases to date will not have a material adverse effect, individually and in the aggregate, on the Company’s or consolidated HECO’s financial statements.

Honolulu Harbor investigation. In 1995, the DOH issued letters indicating that it had identified a number of parties, including HECO, Hawaiian Tug & Barge Corp. (HTB) and Young Brothers, Limited (YB), who appear to be potentially responsible for the contamination and/or operated their facilities upon contaminated land at or near Honolulu Harbor. Certain of the identified parties formed a work group, which entered into a voluntary agreement with the DOH to determine the nature and extent of any contamination, the potentially responsible parties and appropriate remedial actions. The work group submitted reports and recommendations to the DOH and engaged a consultant who identified 27 additional potentially responsible parties (PRPs). The EPA became involved in the investigation in June 2000. Later in 2000, the DOH issued notices to additional PRPs. A new voluntary agreement and a joint defense agreement were signed by the parties in the work group and some of the new PRPs, which parties are known as the Iwilei District Participating Parties (Participating Parties). The Participating Parties agreed to fund remediation work using an interim cost allocation method (subject to a final allocation) and have organized a limited liability company to perform the work.

Under the terms of the 1999 agreement for the sale of assets of HTB and the stock of YB, HEI and The Old Oahu Tug Service, Inc. (TOOTS, formerly HTB) have specified indemnity obligations, including obligations with respect to the Honolulu Harbor investigation. In April 2003, TOOTS agreed to pay $250,000 (for TOOTS and HEI) to the Participating Parties to fund response activities in the Iwilei Unit of the Honolulu Harbor site, as a one-time cash-out payment in lieu of continuing with further response activities.

Since 2001, subsurface investigation and assessment has been conducted and several preliminary oil removal tasks have been performed at the Iwilei Unit in accordance with notices of interest issued by the EPA. Currently, the Participating Parties are preparing a Remediation Alternatives Analysis which will identify and recommend remedial technologies and will further analyze the anticipated costs to be incurred.

In addition to routinely maintaining its facilities, HECO had previously investigated its operations and ascertained that they were not releasing petroleum in the Iwilei Unit. In October 2002, HECO and three other companies (the Operating Companies) entered into a voluntary agreement with the DOH to evaluate their facilities to determine whether they are currently releasing petroleum to the subsurface in the Iwilei Unit. Pursuant to the agreement, the Operating Companies retained an independent consultant to conduct the evaluation. Based on available data, its own evaluation, as well as comments by the EPA, DOH and Operating Companies, the independent consultant issued a final report in the fourth quarter of 2003 that confirmed that HECO’s facilities in the Iwilei Unit are functioning properly, not leaking, operating in compliance with all regulatory requirements and not contributing to contamination in the Iwilei District. In view of the final report, HECO does not anticipate that further work will be necessary under the 2002 voluntary agreement.

Management developed a preliminary estimate of HECO’s share of costs primarily from 2002 through 2004 for continuing investigative work, remedial activities and monitoring at the Iwilei Unit of approximately $1.1 million (of which $0.4 million has been incurred through May 1, 2004). The $1.1 million estimate was expensed in 2001. Also, individual companies have incurred costs to remediate their facilities which will not be allocated to the Participating Parties. Because (1) the full scope and extent of additional investigative work, remedial activities and monitoring are unknown at this time, (2) the final cost allocation method has not yet been determined and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei Unit (including its Honolulu power plant site), the cost estimate may be subject to significant change and additional material investigative and remedial costs may be incurred.

Maalaea Units 12 and 13 notice and finding of violation. On September 5, 2003, MECO received a Notice of Violation (NOV) issued by the DOH alleging violations of opacity conditions in permits issued under the DOH’s Air Pollution Control Law for two generating units at MECO’s Maalaea Power Plant. The NOV ordered MECO to immediately take corrective action to prevent further opacity incidents. The NOV also ordered MECO to pay a penalty of $1.6 million, unless MECO submitted a written request for a hearing. In September 2003, MECO submitted a request for hearing and accrued $1.6 million for the potential penalty. An environmental penalty or a settlement of an environmental penalty is not tax deductible.

In December 2003, the DOH and MECO reached a conditional settlement of the NOV (reducing the penalty to approximately $0.8 million) and MECO reduced the initial September 2003 accrual of $1.6 million to $0.8 million. In late March 2004, after a public notice and comment period, the Consent Order was formally signed and approved by both the DOH and MECO, and MECO paid the fine of approximately $0.8 million. The Consent Order also requires MECO to come into full compliance with the opacity rules for the units by December 31, 2004. The Consent Order resolves all civil liability of MECO to the DOH for all opacity violations from February 1, 1999 to December 31, 2004.

Collective bargaining agreements

On November 7, 2003, members of the International Brotherhood of Electrical Workers (IBEW), AFL-CIO, Local 1260, Unit 8, ratified new collective bargaining and benefit agreements with HECO, HELCO and MECO. Of the electric utilities’ approximately 1,860 employees, about 1,100 are members of IBEW, AFL-CIO, Local 1260, Unit 8, which is the only union representing employees of the Company. The new collective bargaining and benefit agreements cover a four-year term, from November 1, 2003 to October 31, 2007, and provide for non-compounded wage increases (3% on November 1, 2003, 1.5% on November 1, 2004, 1.5% on May 1, 2005, 1.5% on November 1, 2005, 1.5% on May 1, 2006, and 3% on November 1, 2006) and include changes to medical, drug, vision and dental plans and increased employee contributions.

(6) Cash flows

Supplemental disclosures of cash flow information

For the three months ended March 31, 2004 and 2003, HECO and its subsidiaries paid interest amounting to $8.6 million and $5.3 million, respectively.

For the three months ended March 31, 2004 and 2003, HECO and its subsidiaries paid income taxes amounting to $5.8 million and $5.0 million, respectively.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $1.4 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively.

In March 2004, HECO, HELCO and MECO issued 6.50% Junior Subordinated Deferrable Interest Debentures to HECO Capital Trust III in the aggregate principal amount of approximately $51.5 million and directed that the proceeds from the issuance of the debentures be deposited with the trustee for HECO Capital Trust I and ultimately be used in April 2004 to redeem its 8.05% Cumulative Quarterly Income Preferred Securities ($50 million aggregate liquidation preference) and its common securities of approximately $1.5 million. In March 2004, HECO, HELCO and MECO recorded noncash transactions to reflect the aggregate $51.5 million receivable from HECO Capital Trust I (included in “Other accounts receivable, net”) and the aggregate $51.5 million obligation under the 6.50% Junior Subordinated Deferrable Interest Debentures (included in “Long-term debt, net”). See note (2) for additional information.

(7) Recent accounting pronouncements and interpretations

Consolidation of variable interest entities

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of VIEs as defined. HECO and its subsidiaries were required to apply FIN 46 immediately to variable interests in VIEs created after January 31, 2003. For variable interests in VIEs created before February 1, 2003, FIN 46 was to be applied no later than the end of the first reporting period ending after December 15, 2003. HECO and subsidiaries adopted the provisions (other than the already adopted disclosure provisions) of FIN 46 relating to VIEs created before February 1, 2003 as of December 31, 2003 with no effect on consolidated HECO’s financial statements.

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46. In the first quarter of 2004, HECO and its subsidiaries adopted the provisions of FIN 46R and deconsolidated HECO Capital Trust I and HECO Capital Trust II from their consolidated financial statements for the period ended, and as of, March 31, 2004. HECO and its subsidiaries did not elect to restate previously issued financial statements. See note (2) for additional information.

As of March 31, 2004, HECO and its subsidiaries had seven PPAs for a total of 534 MW of firm capacity, and other PPAs with smaller IPPs and Schedule Q providers that supplied as-available energy. Approximately 88% of the 534 MW of firm capacity is under PPAs, entered into before December 31, 2003, with AES Hawaii, Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (Hamakua) and H-POWER. Purchases from all IPPs for the three months ended March 31, 2004 totaled $92 million, with purchases from AES Hawaii, Kalaeloa, Hamakua and H-POWER totaling $33 million, $31 million, $11 million and $6 million, respectively. The primary business activities of these IPPs are the generation and sale of power to HECO and its subsidiaries. Current financial information about the size, including total assets and revenues, for many of these IPPs is not publicly available. Under FIN 46R, an enterprise with an interest in a VIE or potential VIE created before December 31, 2003 is not required to apply FIN 46R to that entity if the enterprise is unable to obtain, after making an exhaustive effort, the information necessary to (1) determine whether the entity is a VIE, (2) determine whether the enterprise is the VIE’s primary beneficiary, or (3) perform the accounting required to consolidate the VIE for which it is determined to be the primary beneficiary. HECO has reviewed its significant PPAs and determined that the IPPs had no contractual obligation to provide such information. In March 2004, HECO and its subsidiaries sent letters to all of their IPPs, except the Schedule Q providers, requesting the information that they need to determine the applicability of FIN 46R to the respective IPP, and subsequently contacted most of the IPPs by telephone to explain and repeat its request for information. (HECO and its subsidiaries excluded their Schedule Q providers from the scope of FIN 46R because HECO and its subsidiaries’ variable interest in the provider would not be significant to HECO and its subsidiaries and they did not participate significantly in the design of the provider.) Some of the IPPs provided sufficient information for HECO and its subsidiaries to determine that the IPP was not a VIE, or was either a “business” or “governmental organization” (H-POWER) as defined under FIN 46R, and thus excluded from the scope of FIN 46R. Other IPPs, including the three largest, declined to provide the information necessary for HECO and its subsidiaries to determine the applicability of FIN 46R, and HECO and its subsidiaries are unable to apply FIN 46R to these IPPs in the first quarter 2004. As required under FIN 46R, in subsequent periods, HECO and its subsidiaries will continue their efforts to obtain the information necessary to make the determinations required under FIN 46R, as they believe appropriate. If the requested information is ultimately received, a possible outcome of future analyses is the consolidation of an IPP in HECO’s consolidated financial statements. The consolidation of any significant IPP would have a material effect on HECO’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities, and, if such a consolidated IPP were operating at a loss, the potential recognition of such losses.

Financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” to establish standards for how an issuer classifies and measures these financial instruments. For example, a financial instrument issued in the form of shares that are mandatorily redeemable would be required by SFAS No. 150 to be classified as a liability. SFAS No. 150 was immediately effective for financial instruments entered into or modified after May 31, 2003. SFAS No. 150 was effective for financial instruments existing as of May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. In October 2003, however, the FASB indefinitely deferred the effective date of the provisions of SFAS No. 150 related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to SFAS No. 150 solely as a result of consolidation. HECO and its subsidiaries adopted the non-deferred provisions of SFAS No. 150 for financial instruments existing as of May 31, 2003 in the third quarter of 2003 and the adoption had no effect on the consolidated HECO’s financial statements.

Determining whether an arrangement contains a lease

In May 2003, the FASB ratified EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” Under EITF Issue No. 01-8, companies may need to recognize service contracts, such as power purchase agreements for energy and capacity, or other arrangements as leases subject to the requirements of SFAS No. 13, “Accounting for Leases.” HECO and its subsidiaries adopted the provisions of EITF Issue No. 01-8 in the third quarter of 2003. Since EITF Issue No. 01-8 applies prospectively to arrangements agreed to, modified or acquired after June 30, 2003, the adoption of EITF Issue No. 01-8 had no effect on consolidated HECO’s historical financial statements. If any new PPA or a reassessment of an existing agreement required under certain circumstances (such as in the event of a material amendment of the agreement) falls under the scope of EITF Issue No. 01-8 and SFAS No. 13, and results in the classification of the agreement as a capital lease, a material effect on HECO’s consolidated financial statements may result, including the recognition of a significant capital asset and lease obligation.

(8) Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

Three months ended March 31	2004	2003
(in thousands)
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$44,140	$40,975
Deduct:
Income taxes on regulated activities	(12,887)	(11,215)
Revenues from nonregulated activities	(669)	(951)
Add:
Expenses from nonregulated activities	255	246

Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$30,839	$29,055

(9) Consolidating financial information

HECO is not required to provide separate financial statements and other disclosures concerning HELCO and MECO to holders of the 1997 and 1998 junior deferrable debentures issued by HELCO and MECO since these securities have been fully and unconditionally guaranteed, on a subordinated basis, by HECO and consolidating information is provided for these and other HECO subsidiaries. HECO also unconditionally guarantees HELCO’s and MECO’s obligations (a) to the State of Hawaii for the repayment of principal and interest on their Special Purpose Revenue Bonds and (b) relating to the trust preferred securities of HECO Capital Trust III and, formerly, HECO Capital Trust I and HECO Capital Trust II. Also, see note (2). HECO is also obligated to make dividend, redemption and liquidation payments on HELCO’s and MECO’s preferred stock if the respective subsidiary is unable to make such payments.

For consolidating financial information for HECO and its subsidiaries for the periods ended and as of the dates indicated, see pages 32 through 37.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating balance sheet (unaudited)

March 31, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Assets
Utility plant, at cost
Land	$23,024	3,018	3,600	—	—	$29,642
Plant and equipment	2,095,679	592,252	633,256	—	—	3,321,187
Less accumulated depreciation	(827,919)	(242,950)	(243,657)	—	—	(1,314,526)
Plant acquisition adjustment, net	—	—	237	—	—	237
Construction in progress	108,922	101,804	6,855	—	—	217,581

Net utility plant	1,399,706	454,124	400,291	—	—	2,254,121

Investment in subsidiaries, at equity	365,579	—	—	—	(365,579)	—

Current assets
Cash and equivalents	561	297	2,733	334	—	3,925
Advances to affiliate	15,500	—	18,000	—	(33,500)	—
Customer accounts receivable, net	59,474	14,716	12,618	—	—	86,808
Accrued unbilled revenues, net	39,724	10,107	8,244	—	—	58,075
Other accounts receivable, net	33,075	10,578	10,357	—	(863)	53,147
Fuel oil stock, at average cost	33,402	3,019	8,684	—	—	45,105
Materials and supplies, at average cost	11,340	2,627	8,999	—	—	22,966
Prepayments and other	71,235	11,523	5,696	—	—	88,454

Total current assets	264,311	52,867	75,331	334	(34,363)	358,480

Other assets
Unamortized debt expense	12,031	3,172	3,052	—	—	18,255
Long-term receivables and other	17,581	4,251	1,938	—	—	23,770

Total other assets	29,612	7,423	4,990	—	—	42,025

	$2,059,208	514,414	480,612	334	(399,942)	$2,654,626

Capitalization and liabilities
Capitalization
Common stock equity	$955,946	177,078	188,172	329	(365,579)	$955,946
Cumulative preferred stock-not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	466,725	130,877	153,742	—	—	751,344

Total capitalization	1,444,964	314,955	346,914	329	(365,579)	1,741,583

Current liabilities
Long-term debt due within one year	63,093	20,000	20,000	—	—	103,093
Short-term borrowings-nonaffiliates	22,992	—	—	—	—	22,992
Short-term borrowings-affiliate	34,000	15,500	—	—	(33,500)	16,000
Accounts payable	44,239	10,866	6,978	—	—	62,083
Interest and preferred dividends payable	10,441	1,727	2,682	—	(28)	14,822
Taxes accrued	44,043	12,562	16,794	—	—	73,399
Other	18,714	5,411	5,135	5	(835)	28,430

Total current liabilities	237,522	66,066	51,589	5	(34,363)	320,819

Deferred credits and other liabilities
Deferred income taxes	139,865	21,258	12,859	—	—	173,982
Regulatory liabilities, net	44,971	19,538	11,581	—	—	76,090
Unamortized tax credits	27,949	9,205	10,691	—	—	47,845
Other	20,887	27,620	13,158	—	—	61,665

Total deferred credits and other liabilities	233,672	77,621	48,289	—	—	359,582

Contributions in aid of construction	143,050	55,772	33,820	—	—	232,642

	$2,059,208	514,414	480,612	334	(399,942)	$2,654,626

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating balance sheet (unaudited)

December 31, 2003

(in thousands)	HECO	HELCO	MECO	RHI	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consoli- dated
Assets
Utility plant, at cost
Land	$23,010	3,017	3,600	—	—	—	—	$29,627
Plant and equipment	2,086,383	589,360	630,385	—	—	—	—	3,306,128
Less accumulated depreciation	(814,699)	(238,320)	(237,910)	—	—	—	—	(1,290,929)
Plant acquisition adjustment, net	—	—	249	—	—	—	—	249
Construction in progress	93,450	95,879	5,966	—	—	—	—	195,295

Net utility plant	1,388,144	449,936	402,290	—	—	—	—	2,240,370

Investment in subsidiaries, at equity	364,973	—	—	—	—	—	(364,973)	—

Current assets
Cash and equivalents	9	4	87	58	—	—	—	158
Advances to affiliate	10,800	—	25,500	—	51,546	51,546	(139,392)	—
Customer accounts receivable, net	63,227	16,077	12,695	—	—	—	—	91,999
Accrued unbilled revenues, net	41,200	10,697	8,475	—	—	—	—	60,372
Other accounts receivable, net	2,030	754	443	—	—	—	(894)	2,333
Fuel oil stock, at average cost	32,060	3,526	8,026	—	—	—	—	43,612
Materials and supplies, at average cost	10,331	2,536	8,366	—	—	—	—	21,233
Prepayments and other	69,051	11,621	6,091	—	—	—	—	86,763

Total current assets	228,708	45,215	69,683	58	51,546	51,546	(140,286)	306,470

Other assets
Unamortized debt expense	9,492	2,328	2,215	—	—	—	—	14,035
Long-term receivables and other	14,658	3,366	2,357	—	—	—	—	20,381

Total other assets	24,150	5,694	4,572	—	—	—	—	34,416

	$2,005,975	500,845	476,545	58	51,546	51,546	(505,259)	$2,581,256

Capitalization and liabilities
Capitalization
Common stock equity	$944,443	174,639	187,195	47	1,546	1,546	(364,973)	$944,443
Cumulative preferred stock-not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	—	34,293
HECO-obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely HECO and HECO-guaranteed debentures	—	—	—	—	50,000	50,000	—	100,000
Long-term debt, net	497,915	140,868	163,729	—	—	—	(103,092)	699,420

Total capitalization	1,464,651	322,507	355,924	47	51,546	51,546	(468,065)	1,778,156

Current liabilities
Short-term borrowings-affiliate	31,500	10,800	—	—	—	—	(36,300)	6,000
Accounts payable	49,423	10,593	12,361	—	—	—	—	72,377
Interest and preferred dividends payable	7,890	1,387	2,057	—	—	—	(31)	11,303
Taxes accrued	58,562	16,523	18,218	—	—	—	—	93,303
Other	20,752	7,772	6,343	11	—	—	(863)	34,015

Total current liabilities	168,127	47,075	38,979	11	—	—	(37,194)	216,998

Deferred credits and other liabilities
Deferred income taxes	137,919	20,079	12,843	—	—	—	—	170,841
Regulatory liabilities, net	42,235	18,935	10,712	—	—	—	—	71,882
Unamortized tax credits	27,703	8,633	10,730	—	—	—	—	47,066
Other	21,525	27,341	13,478	—	—	—	—	62,344

Total deferred credits and other liabilities	229,382	74,988	47,763	—	—	—	—	352,133

Contributions in aid of construction	143,815	56,275	33,879	—	—	—	—	233,969

	$2,005,975	500,845	476,545	58	51,546	51,546	(505,259)	$2,581,256

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating statement of income (unaudited)

Three months ended March 31, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Operating revenues	$237,378	54,054	54,512	—	—	$345,944

Operating expenses
Fuel oil	68,496	7,502	21,088	—	—	97,086
Purchased power	69,752	20,258	2,229	—	—	92,239
Other operation	23,202	5,049	6,018	—	—	34,269
Maintenance	9,526	3,861	3,609	—	—	16,996
Depreciation	17,380	5,291	6,073	—	—	28,744
Taxes, other than income taxes	22,531	5,170	5,183	—	—	32,884
Income taxes	8,049	1,853	2,985	—	—	12,887

	218,936	48,984	47,185	—	—	315,105

Operating income	18,442	5,070	7,327	—	—	30,839

Other income
Allowance for equity funds used during construction	1,292	61	96	—	—	1,449
Equity in earnings of subsidiaries	7,412	—	—	—	(7,412)	—
Other, net	840	74	(169)	(17)	(87)	641

	9,544	135	(73)	(17)	(7,499)	2,090

Income (loss) before interest and other charges	27,986	5,205	7,254	(17)	(7,499)	32,929

Interest and other charges
Interest on long-term debt	6,305	1,668	2,097	—	—	10,070
Amortization of net bond premium and expense	364	100	105	—	—	569
Other interest charges	1,601	460	438	—	(87)	2,412
Allowance for borrowed funds used during construction	(577)	(31)	(36)	—	—	(644)
Preferred stock dividends of subsidiaries	—	—	—	—	229	229

	7,693	2,197	2,604	—	142	12,636

Income (loss) before preferred stock dividends of HECO	20,293	3,008	4,650	(17)	(7,641)	20,293
Preferred stock dividends of HECO	270	133	95	—	(228)	270

Net income (loss) for common stock	$20,023	2,875	4,555	(17)	(7,413)	$20,023

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating statement of retained earnings (unaudited)
Three months ended March 31, 2004
(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Retained earnings, beginning of period	$563,215	74,629	92,909	(134)	(167,404)	$563,215
Net income (loss) for common stock	20,023	2,875	4,555	(17)	(7,413)	20,023
Common stock dividends	(11,613)	(1,070)	(4,214)	—	5,284	(11,613)

Retained earnings, end of period	$571,625	76,434	93,250	(151)	(169,533)	$571,625

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating statement of income (unaudited)

Three months ended March 31, 2003

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consoli- dated
Operating revenues	$227,192	50,838	49,931	—	—	—	$327,961

Operating expenses
Fuel oil	64,039	8,301	18,499	—	—	—	90,839
Purchased power	68,605	14,939	1,810	—	—	—	85,354
Other operation	26,293	5,607	6,627	—	—	—	38,527
Maintenance	10,340	1,807	2,135	—	—	—	14,282
Depreciation	16,769	5,057	5,786	—	—	—	27,612
Taxes, other than income taxes	21,604	4,749	4,724	—	—	—	31,077
Income taxes	5,093	3,119	3,003	—	—	—	11,215

	212,743	43,579	42,584	—	—	—	298,906

Operating income	14,449	7,259	7,347	—	—	—	29,055

Other income
Allowance for equity funds used during construction	866	33	89	—	—	—	988
Equity in earnings of subsidiaries	9,640	—	—	—	—	(9,640)	—
Other, net	789	56	31	1,037	941	(2,087)	767

	11,295	89	120	1,037	941	(11,727)	1,755

Income before interest and other charges	25,744	7,348	7,467	1,037	941	(11,727)	30,810

Interest and other charges
Interest on long-term debt	6,338	1,809	2,177	—	—	—	10,324
Amortization of net bond premium and expense	325	88	100	—	—	—	513
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	1,919	1,919
Other interest charges	1,549	462	418	—	—	(2,087)	342
Allowance for borrowed funds used during construction	(394)	(14)	(35)	—	—	—	(443)
Preferred stock dividends of subsidiaries	—	—	—	—	—	229	229

	7,818	2,345	2,660	—	—	61	12,884

Income before preferred stock dividends of HECO	17,926	5,003	4,807	1,037	941	(11,788)	17,926
Preferred stock dividends of HECO	270	134	95	1,006	913	(2,148)	270

Net income for common stock	$17,656	4,869	4,712	31	28	(9,640)	$17,656

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating statement of retained earnings (unaudited)

Three months ended March 31, 2003

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Reclassi- fications and elimina- tions	HECO consoli- dated
Retained earnings, beginning of period	$542,023	71,414	87,092	—	—	(158,506)	$542,023
Net income for common stock	17,656	4,869	4,712	31	28	(9,640)	17,656
Common stock dividends	(15,290)	(642)	(2,949)	(31)	(28)	3,650	(15,290)

Retained earnings, end of period	$544,389	75,641	88,855	—	—	(164,496)	$544,389

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating statement of cash flows (unaudited)

Three months ended March 31, 2004

(in thousands)	HECO	HELCO	MECO	RHI	addition to (deduction from) cash flows	HECO consolidated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO	$20,293	3,008	4,650	(17)	(7,641)	$20,293
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(7,492)	—	—	—	7,412	(80)
Common stock dividends received from subsidiaries	5,364	—	—	—	(5,284)	80
Depreciation of property, plant and equipment	17,380	5,291	6,073	—	—	28,744
Other amortization	956	199	802	—	—	1,957
Deferred income taxes	2,007	1,179	11	—	—	3,197
Tax credits, net	490	627	24	—	—	1,141
Allowance for equity funds used during construction	(1,292)	(61)	(96)	—	—	(1,449)
Changes in assets and liabilities
Decrease in accounts receivable	4,254	1,537	163	—	(31)	5,923
Decrease in accrued unbilled revenues	1,476	590	231	—	—	2,297
Decrease (increase) in fuel oil stock	(1,342)	507	(658)	—	—	(1,493)
Increase in materials and supplies	(1,009)	(91)	(633)	—	—	(1,733)
Decrease (increase) in regulatory assets	(49)	175	(487)	—	—	(361)
Increase (decrease) in accounts payable	(5,184)	273	(5,383)	—	—	(10,294)
Decrease in taxes accrued	(14,519)	(3,961)	(1,424)	—	—	(19,904)
Changes in other assets and liabilities	(2,202)	(1,571)	(503)	(7)	31	(4,252)

Net cash provided by (used in) operating activities	19,131	7,702	2,770	(24)	(5,513)	24,066

Cash flows from investing activities
Capital expenditures	(25,201)	(9,685)	(3,678)	—	—	(38,564)
Contributions in aid of construction	936	61	355	—	—	1,352
Advances to (repayments from) affiliates	(4,700)	—	7,500	—	(2,800)	—
Other	(1,846)	—		—	300	(1,546)

Net cash provided by (used in) investing activities	(30,811)	(9,624)	4,177	—	(2,500)	(38,758)

Cash flows from financing activities
Common stock dividends	(11,613)	(1,070)	(4,214)	—	5,284	(11,613)
Preferred stock dividends	(270)	(133)	(95)	—	228	(270)
Proceeds from issuance of long-term debt	324	—	—	—	—	324
Proceeds from issuance of common stock	—	—	—	300	(300)	—
Net increase in short-term borrowings from nonaffiliate and affiliate with original maturities of three months or less	25,492	4,700	—	—	2,800	32,992
Other	(1,701)	(1,282)	8	—	1	(2,974)

Net cash provided by (used in) financing activities	12,232	2,215	(4,301)	300	8,013	18,459

Net increase in cash and equivalents	552	293	2,646	276	—	3,767
Cash and equivalents, beginning of period	9	4	87	58	—	158

Cash and equivalents, end of period	$561	297	2,733	334	—	$3,925

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating statement of cash flows (unaudited)

Three months ended March 31, 2003

(in thousands)	HECO	HELCO	MECO	HECO Capital Trust I	HECO Capital Trust II	Elimination addition to (deduction from) cash flows	HECO consolidated
Cash flows from operating activities
Income before preferred stock dividends of HECO	$17,926	5,003	4,807	1,037	941	(11,788)	$17,926
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(9,640)	—	—	—	—	9,640	—
Common stock dividends received from subsidiaries	3,650	—	—	—	—	(3,650)	—
Depreciation of property, plant and equipment	16,769	5,057	5,786	—	—	—	27,612
Other amortization	947	182	1,005	—	—	—	2,134
Deferred income taxes	(225)	538	(207)	—	—	—	106
Tax credits, net	284	466	36	—	—	—	786
Allowance for equity funds used during construction	(866)	(33)	(89)	—	—	—	(988)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	1,259	(478)	(106)	—	—	(471)	204
Decrease in accrued unbilled revenues	3,085	31	293	—	—	—	3,409
Increase in fuel oil stock	(5,519)	(772)	(380)	—	—	—	(6,671)
Increase in materials and supplies	(741)	(171)	(682)	—	—	—	(1,594)
Decrease (increase) in regulatory assets	505	49	(670)	—	—	—	(116)
Increase (decrease) in accounts payable	(3,184)	(1,381)	597	—	—	—	(3,968)
Decrease in taxes accrued	(12,289)	(2,129)	(2,414)	—	—	—	(16,832)
Changes in other assets and liabilities	3,481	160	1,568	—	—	2,390	7,599

Net cash provided by operating activities	15,442	6,522	9,544	1,037	941	(3,879)	29,607

Cash flows from investing activities
Capital expenditures	(15,408)	(5,463)	(2,991)	—	—	—	(23,862)
Contributions in aid of construction	1,300	3,064	478	—	—	—	4,842
Repayments from affiliates	2,200	—	4,500	—	—	(6,700)	—

Net cash provided by (used in)investing activities	(11,908)	(2,399)	1,987	—	—	(6,700)	(19,020)

Cash flows from financing activities
Common stock dividends	(15,290)	(642)	(2,949)	(31)	(28)	3,650	(15,290)
Preferred stock dividends	(270)	(134)	(95)	—	—	229	(270)
Preferred securities distributions of trust subsidiaries	—	—	—	(1,006)	(913)	—	(1,919)
Proceeds from issuance of long-term debt	943	—	—	—	—	—	943
Repayment of long-term debt	—	—	(8,000)	—	—	—	(8,000)
Net increase (decrease) in short-term borrowings from affiliate with original maturities of three months or less	14,400	(2,200)	—	—	—	6,700	18,900
Other	(3,317)	(152)	(2)	—	—	—	(3,471)

Net cash used in financing activities	(3,534)	(3,128)	(11,046)	(1,037)	(941)	10,579	(9,107)

Net increase in cash and equivalents	—	995	485	—	—	—	1,480
Cash and equivalents, beginning of period	9	4	1,713	—	—	—	1,726

Cash and equivalents, end of period	$9	999	2,198	—	—	—	$3,206

Item 2.	Management’s discussion and analysis of financial condition and results of operations

The following discussion should be read in conjunction with the consolidated financial statements of HEI and HECO and accompanying notes.

RESULTS OF OPERATIONS

HEI Consolidated

(in thousands, except per share amounts)	Three months ended March 31,		% change	Primary reason(s) for significant change*
	2004	2003
Revenues	$437,110	$424,636	3	Increase for the electric utility and “other” segments, slightly offset by a decrease for the bank segment
Operating income	67,837	59,088	15	Increase for all segments
Net income	30,932	24,327	27	Higher operating income and AFUDC, partly offset by higher income taxes
Basic earnings per common share	$0.81	$0.66	23	See explanation for net income above and weighted-average number of common shares outstanding below
Weighted-average number of common shares outstanding	38,369	36,897	4	Issuances of shares under a common stock offering in March 2004 (2 million shares), the DRIP and other plans

*	Also see segment discussions which follow.

On April 20, 2004, HEI announced a 2-for-1 stock split in the form of a 100% stock dividend with a record date of May 10, 2004 and a distribution date of June 10, 2004. The information above is presented on a pre-split basis. After June 10, 2004, it is expected that share and per share amounts will be restated to reflect the stock split. See note (12) to HEI’s “Notes to consolidated financial statements.”

For consolidated HEI, directors and officers insurance premiums for policy year 2004 (from February 1, 2004 through January 31, 2005) will be approximately $1.5 million higher than policy year 2003 for the same level of coverage ($0.8 million for HEI corporate, $0.2 million for consolidated HECO and $0.5 million for consolidated ASB). Premium increases in 2004 for other lines of insurance coverage were not as substantial.

While not substantial for the first quarter of 2004, the Company expects to continue to incur additional costs for security at its facilities and to comply with the requirements of the Sarbanes-Oxley Act of 2002. Also, internal efforts to improve the security of the Company’s information technology systems are on-going, but are not currently expected to result in significantly increased costs for 2004.

Economic conditions

Because its core businesses provide local electric utility and banking services, HEI’s operating results are significantly influenced by the strength of Hawaii’s economy, which has been growing modestly. Growth in real gross state product was 2.7% and 2.8% in 2002 and 2003, respectively.

Tourism is widely acknowledged as the largest component of the Hawaii economy. Direct and indirect tourism dollars accounted for approximately 17% of 2002 gross state product, 22% of civilian jobs and 26% of state and local taxes based on a study conducted by the State of Hawaii Department of Business, Economic Development and Tourism (DBEDT). Through March 31, 2004, visitor arrivals were up 3.8% compared with the same period in 2003. DBEDT expects visitor arrivals to be up 5.2% in 2004 and visitor days, which considers lengths of stay, to be up 4.0%

in 2004. Key to tourism growth is the return of Japanese tourists to pre-9/11 levels. In 2003, Japan’s economy showed growth for the first time since 2000 and the outlook is for continued growth in 2004 and 2005.

Key non-tourism sectors in Hawaii, particularly the military and residential real estate, are fueling economic growth. After remaining relatively stable over the last five years, the military is growing its presence with several key military construction projects beginning in 2004, including $3 billion of housing renewal projects, $0.7 billion in construction for an Army Stryker Brigade and over $150 million to prepare for the arrival of eight C-17 cargo planes at Hickam Air Force Base.

Median home prices on Oahu reached $439,000 at the end of March 2004. Year-to-date March median home prices on Maui were higher at $513,500. Home resale volumes on Oahu and Maui were up 12.5% for the quarter-over-quarter.

In general, the construction industry in Hawaii has been doing well. Private building permits were up 32.7% in 2003 compared with 2002. Local economists projected 17% growth in construction for 2004 before the construction industry on Oahu was slowed by a 56-day concrete workers strike which ended in April 2004.

Strength in Hawaii’s economy is also reflected in other general economic statistics. Total salary and wage jobs increased by 2.1% in 2003 and through February 2004 grew 1.9% as compared with the same period in 2003. Hawaii’s unemployment rate of 3.5% was well below the national average of 6.0% at the end of March 2004.

Given these positive trends in key non-tourism sectors and overall economic indicators, DBEDT expects Hawaii’s economy to grow moderately by 2.6% in 2004 excluding inflation. Future growth in Hawaii’s economy is expected to be tied primarily to the rate of expansion in the mainland U.S. and Japan economies, continued strength in real estate and construction and increased military spending, and remains vulnerable to uncertainties in the world’s geopolitical environment.

Dividends

HEI and its predecessor company, HECO, have paid dividends continuously since 1901. On April 20, 2004, HEI’s Board maintained the quarterly dividend of $0.62 per common share. The payout ratio for 2003 and the first quarter of 2004 was 81% and 77% (payout ratio of 78% and 77% based on income from continuing operations), respectively. HEI’s Board and management believe HEI should achieve a 65% payout ratio before it considers increasing the common stock dividend above its current level. Dividends in future periods will be adjusted to reflect the 2-for-1 stock split announced in April 2004.

Following is a general discussion of the results of operations by business segment.

Electric utility

(dollars in thousands, except per barrel amounts)	Three months ended March 31,		% change	Primary reason(s) for significant change
	2004	2003
Revenues	$346,613	$328,912	5	3.9% higher KWH sales ($12 million) and higher fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers ($7 million)
Expenses
Fuel oil	97,086	90,839	7	Higher fuel oil costs and more KWHs generated
Purchased power	92,239	85,354	8	Higher fuel costs and more KWHs purchased
Other	113,148	111,744	1	Higher maintenance expense, depreciation and taxes, other than income taxes, partly offset by lower other operation expense
Operating income	44,140	40,975	8	Higher KWH sales and lower other operation expenses, partly offset by higher maintenance expense, depreciation and taxes, other than income taxes
Net income	20,023	17,656	13	Higher operating income and AFUDC, partly offset by higher income taxes
Kilowatthour sales (millions)	2,368	2,279	4
Cooling degree days (Oahu)	912	828	10
Fuel oil cost per barrel	$37.60	$35.91	5

Kilowatthour (KWH) sales in the first quarter of 2004 increased 3.9% from the first quarter in 2003, primarily due to higher customer usage due in part to the strength in Hawaii’s economy (higher visitor arrivals and strong real estate market) and warmer weather (more air conditioning usage). Electric utility operating income increased 8% from the first quarter 2003, primarily due to higher KWH sales and lower other operation expense, partly offset by higher maintenance and depreciation expenses and taxes, other than income taxes. Other operation expense decreased 11% primarily due to lower pension and other postretirement benefit expenses, and lower environmental expenses, due primarily to an emission fee waiver from the DOH. Pension and other postretirement benefit expenses for the electric utilities decreased $1.6 million over the same period in 2003 ($2.0 million expense in the first quarter of 2004 versus $3.6 million in the first quarter of 2003) due primarily to an increase in the value of plan assets in 2003. Maintenance expense increased by 19% due to increased overhauls and storm-related expenses. Higher depreciation expense was attributable to additions to plant in service in 2003.

HECO and its subsidiaries’ growth in KWH sales are forecast to be 2.5%, 2.7%, 2.5%, 1.9% and 1.6% for 2004, 2005, 2006, 2007 and 2008, respectively, but actual KWH sales are affected by several factors outside the control of the electric utilities – such as weather, hotel occupancy levels and new construction – and thus may differ substantially from forecast KWH sales.

Competition

The electric utility industry in Hawaii has become increasingly competitive. Although several IPPs have established power purchase agreements with the electric utilities, competition in the generation sector in Hawaii has been moderated by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities. However, customer self-generation, with or without cogeneration, is a continuing competitive factor.

Competitive bidding proceeding. In October 2003, the PUC opened investigative dockets on competitive bidding and distributed generation (DG) to move toward a more competitive electric industry environment under cost-based regulation. The stated purpose of the competitive bidding investigation is to evaluate competitive bidding as a mechanism for acquiring or building new generating capacity in Hawaii. The PUC stated it would consider related filings on a case-by-case basis pending completion of these dockets.

The parties/participants in the DG investigative proceeding include the Consumer Advocate, HECO, HELCO, MECO, Kauai Island Utility Cooperative, the Gas Company, DBEDT, the Counties of Maui and Kauai, a renewable energy organization and two vendors of distributed generation equipment and services. In April 2004, the parties and participants entered into and filed a proposed stipulated prehearing order, and the PUC adopted the issues and procedures proposed for consideration in the stipulated order and the proposed schedule with modifications. The issues to be addressed in the proceeding include the benefits and impacts of competitive bidding, whether a competitive bidding system should be developed for acquiring or building new generation, and revisions that should be made to integrated resource planning. If competitive bidding is adopted, the proceeding will address specific bidding guidelines and requirements that encourage broad participation but do not place ratepayers at undue risk. The procedural schedule includes testimonies by all parties in January 2005, and evidentiary hearings in July 2005. Management cannot predict the ultimate outcome of this proceeding.

Distributed generation proceeding. Historically, HECO and its subsidiaries have been able to compete by offering customers economic alternatives that, among other things, employ energy efficient electrotechnologies such as the heat pump water heater. However, the number of customer self-generation projects that are being proposed or installed in Hawaii, particularly those involving combined heat and power (CHP) systems, is growing. CHP systems are a form of DG, and produce electricity and thermal energy from gas, propane or diesel-fired engines. In Hawaii, the thermal energy generally is used to heat water and, through an absorption chiller, drive an air conditioning system. The electric energy generated by these systems is usually lower in output than the customer’s load, which results in continued connection to the utility grid to make up the difference in electricity demand and to provide back up electricity.

The electric utilities have a small CHP demonstration project on Maui as part of an on-going evaluation of DG. The electric utilities also have made a limited number of proposals to customers, subject to PUC review and approval, to install and operate utility-owned CHP systems at the customers’ sites. Incremental generation from such customer-sited CHP systems, and other DG, is expected to complement traditional central station power, as part of the electric utilities’ plans to serve their forecast load growth. To facilitate the offering of CHP systems, the electric utilities signed a teaming agreement, in early 2003, with a manufacturer of packaged CHP systems, but the teaming agreement does not commit the electric utilities to make any CHP system purchases.

In July 2003, three vendors of DG/CHP equipment and services proposed, in an informal complaint to the PUC, that the PUC open a proceeding to investigate the electric utilities’ provision of CHP services and the teaming agreement with another vendor, and to issue rules or orders to govern the terms and conditions under which the electric utilities will be permitted to engage in utility-owned DG at individual customers sites. In August 2003, the electric utilities responded to the informal complaint, and to information requests from the PUC on the CHP demonstration project and teaming agreement.

In October 2003, the PUC opened an investigative docket to determine the potential benefits and impact of DG on Hawaii’s electric distribution systems and markets and to develop policies and a framework for DG projects deployed in Hawaii. The parties and participants to the proceeding are the same as in the competitive bidding docket, with the addition of an environmental organization. In April 2004, the PUC issued an order in the proceeding, based in large part on a stipulated order proposed by the parties and participants that includes 13 planning, impact and implementation issues. The planning issues address (1) forms of DG (e.g., renewable energy facilities, hybrid renewable energy systems, generation, cogeneration) that may be feasible and viable for Hawaii, (2) who should own and operate DG projects, and (3) the role of regulated electric utility companies and the PUC in the deployment of DG in Hawaii. The impact issues address (1) the impacts, if any, DG will have on Hawaii’s electric transmission and distribution systems and market, (2) the impacts of DG on power quality and reliability, (3) utility costs that can be avoided by DG, (4) externalities costs and benefits of DG, and (5) the potential for DG to reduce the use of fossil fuels. Implementation issues include (1) matters to be considered to allow a DG facility to interconnect with the electric utility’s grid, (2) appropriate rate design and cost allocation issues that must be considered with the deployment of DG facilities, (3) revisions that should be made to the integrated resource planning process, and (4) revisions that should be made to PUC rules and utility rules and practices to facilitate the successful deployment of DG. The parties and participants can also address issues raised in the informal complaint, but not specific claims made against any of the parties named in the complaint. The procedural schedule for the proceeding includes testimonies by all parties in July 2004 and evidentiary hearings in December 2004. Management cannot predict the ultimate outcome of this proceeding.

In October 2003, the electric utilities filed an application for approval of a CHP tariff, under which they would provide CHP services to eligible commercial customers. Under the tariff, the electric utilities would own, operate and maintain customer-sited, packaged CHP systems (and certain ancillary equipment) pursuant to a standard form of contract with the customer. In March 2004, the PUC issued an order in which it suspended the CHP tariff application until, at a minimum, the matters in the investigative docket on DG have been addressed. Pending approval of a CHP tariff, the electric utilities plan to request approval for individual CHP projects.

Regulation of electric utility rates

The PUC has broad discretion in its regulation of the rates charged by HEI’s electric utility subsidiaries and in other matters. Any adverse decision and order (D&O) by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding, could have a material adverse effect on the Company’s results of operations and financial condition. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O. Interim rate increases are subject to refund with interest, pending the final outcome of the case. Through March 31, 2004, HECO and its subsidiaries had recognized $17 million of revenues with respect to interim orders regarding certain integrated resource planning costs, which revenues are subject to refund, with interest, to the extent they exceed the amounts allowed in final orders. The Consumer Advocate has objected to the recovery of $2.5 million (before interest) of the $10.3 million of incremental integrated resource planning costs incurred during the 1995-2002 period, and the PUC’s decision is pending on this matter. In addition, HECO and MECO incurred approximately $0.6 million of incremental integrated resource planning costs for 2003. The Consumer Advocate has not yet stated its position on the 2003 costs incurred.

Management cannot predict with certainty when D&Os in future rate cases will be rendered or the amount of any interim or final rate increase that may be granted. There are no rate cases pending at this time. HECO, however, has committed to file a rate increase application in the second half of 2004, using a 2005 test year.

The rate schedules of the electric utility subsidiaries include energy cost adjustment clauses under which electric rates charged to customers are automatically adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. In 1997 PUC decisions approving the electric utilities’ fuel supply contracts, the PUC noted that, in light of the length of the fuel supply contracts and the relative stability of fuel prices, the need for continued use of energy cost adjustment clauses would be the subject of investigation in a generic docket or in a future rate case. The electric utility subsidiaries believe that the energy cost adjustment clauses continue to be necessary. These clauses were continued in the most recent HELCO and MECO rate cases (final D&O’s issued in February 2001 and April 1999, respectively).

The initial terms of the existing major fuel supply contracts between HECO, MECO, HELCO and their fuel suppliers expire at the end of 2004, but continue on a year to year basis unless terminated by either party. The utilities have reached agreement with their suppliers on amendments to the existing fuel supply contracts that will extend the contracts for a fixed term of 10 years on substantially the same terms and conditions, including market-related pricing. The amendments to the fuel supply contracts are subject to PUC approval.

Consultants periodically conduct depreciation studies for the electric utilities to determine whether the existing approved rates and methods used to calculate depreciation accruals are appropriate for the production, transmission, distribution and general plant accounts. If it is determined that the existing rates and methods are no longer appropriate, changes to those rates are recommended as part of the study. In October 2002, HECO filed an application with the PUC for approval to change its depreciation rates and to change to vintage amortization accounting for selected plant accounts. See section below called “Most recent rate requests.”

Most recent rate requests

HEI’s electric utility subsidiaries initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs (e.g., higher purchased power capacity charges) and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of May 1, 2004, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995, based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001, based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999, based on a 1999 test year). For 2003, the actual simple average ROACEs (semiannually calculated under the rate-making method and reported to the PUC) for HECO, HELCO and MECO were 9.20%, 6.61% and 10.08%, respectively. HELCO’s actual ROACE for 2003 of 6.61%, compared to its allowed ROACE of 11.50%, reflects in part HELCO’s decision to discontinue accruing AFUDC, effective December 1, 1998, on its CT-4 and CT-5 generating units that are being installed at the Keahole power plant. The non-accrual of AFUDC (currently estimated at approximately $0.6 million after tax per month) is expected to continue to have a negative impact on HELCO’s ROACE for 2004. For the twelve months ended March 31, 2004, the weighted average ROACEs (non-rate-making method) for HECO, HELCO and MECO were 9.33%, 5.20% and 9.70%, respectively.

As of May 1, 2004, the return on average rate base (ROR) found by the PUC to be reasonable in the most recent final rate decision for each utility was 9.16% for HECO, 9.14% for HELCO and 8.83% for MECO (D&Os noted above). For 2003, the actual RORs (semiannually calculated under the rate-making method and reported to the PUC) for HECO, HELCO and MECO were 7.95%, 8.65% and 8.79%, respectively.

Hawaiian Electric Company, Inc. HECO has not initiated a rate case in about ten years, but in 2001 it committed to initiate a rate case within three years, using a 2003 or 2004 test year. The PUC later approved HECO’s request that the time for initiating the rate case be extended by 12 months, with the result that the rate case is to be initiated in the second half of 2004, using a 2005 test year. See “Other regulatory matters, Demand-side management programs – agreements with the Consumer Advocate.”

In October 2002, HECO filed an application with the PUC for approval to change its depreciation rates based on a study of depreciation expense for 2000 and to change to vintage amortization accounting for selected plant accounts. In its application, HECO requested that the effective date of the proposed changes coincide with the effective date of the rates established in HECO’s next rate case proceeding so that HECO’s financial results would not be negatively impacted by the depreciation rates and method ultimately approved by the PUC. In July 2003, the Consumer Advocate submitted its direct testimony and recommended depreciation expense approximately $31.8 million, or 45%, less than HECO’s requested $70.8 million in annual 2000 depreciation expense. In March 2004, HECO and the Consumer Advocate reached an agreement, subject to PUC approval, under which HECO would change its depreciation rates and change to vintage amortization accounting for selected plant accounts, effective with the PUC’s final decision and order on HECO’s application. If approved by the PUC, the new rates and method of accounting under the settlement agreement would change depreciation expense in periods following the effective date from amounts that would have been accrued if the current depreciation rates and method of accounting remained in effect. For example, if the settlement agreement had been in effect in 2000, it would have resulted in an estimated $65.0 million in annual depreciation expense based on the study of depreciation expense for 2000, compared to recorded depreciation expense of $66.5 million.

Hawaii Electric Light Company, Inc. The timing of a future HELCO rate increase request to recover costs relating to the delayed Keahole power plant expansion project, i.e., adding two combustion turbines (CT-4 and CT-5) at Keahole will depend on future circumstances. See “HELCO power situation” in note (5) of HECO’s “Notes to Consolidated Financial Statements.”

Other regulatory matters

Demand-side management programs—lost margins and shareholder incentives. HECO, HELCO and MECO’s energy efficiency DSM programs, currently approved by the PUC, provide for the recovery of lost margins and the earning of shareholder incentives.

Lost margins are accrued and collected prospectively based on the programs’ forecast levels of participation, and are subject to two adjustments based on (1) the actual level of participation and (2) the results of impact evaluation reports. The difference between the adjusted lost margins and the previously collected lost margins are subject to refund or recovery, with any over- or under-collection accruing interest at HECO, HELCO, or MECO’s authorized rate of return on rate base. HECO, HELCO and MECO plan to file the impact evaluation report for the 2000-2002 period with the PUC in the fourth quarter of 2004 and adjust the lost margin recovery as required. Past adjustments required for lost margins have not had a material effect on HECO, HELCO or MECO’s financial statements.

Shareholder incentives are accrued currently and collected retrospectively based on the programs’ actual levels of participation for the prior year. Beginning in 2001, shareholder incentives collected are subject to retroactive adjustment based on the results of impact evaluation reports, similar to the adjustment process for lost margins.

Demand-side management programs – agreements with the Consumer Advocate. In October 2001, HECO and the Consumer Advocate finalized agreements, subject to PUC approval, for the continuation of HECO’s three commercial and industrial DSM programs and two residential DSM programs until HECO’s next rate case, which HECO committed to file using a 2003 or 2004 test year. These agreements were in lieu of HECO continuing to seek approval of new 5-year DSM programs. Any DSM programs to be in place after HECO’s next rate case will be determined as part of the case. Under the agreements, HECO will cap the recovery of lost margins and shareholder incentives if such recovery would cause HECO to exceed its current “authorized return on rate base” (i.e. the rate of return on rate base found by the PUC to be reasonable in the most recent rate case for HECO). HECO also agreed it will not pursue the continuation of lost margins recovery and shareholder incentives through a surcharge mechanism in future rate cases. In October 2001, HELCO and MECO reached similar agreements with the Consumer Advocate and filed requests to continue their four existing DSM programs. In November 2001, the PUC issued orders (one of which was later amended) that, subject to certain reporting requirements and other conditions, approved (1) the agreements regarding the temporary continuation of HECO’s five existing DSM programs until HECO’s next rate case and (2) the agreements regarding the temporary continuation of HELCO’s and MECO’s DSM programs until one year after the PUC makes a revenue requirements determination in HECO’s next rate case. Under the orders, however, HELCO and MECO are allowed to recover only lost margins and shareholder incentives accrued through the date that interim rates are established in HECO’s next rate case, but may request to extend the time of such accrual and recovery for up to one additional year.

As part of HECO’s agreement with the Consumer Advocate regarding HECO’s commercial, industrial and residential DSM programs, the parties agreed in August 2003, and the PUC approved, that HECO could delay the filing of its next rate case by approximately 12 months, with the result that the rate case will be filed in the second half of 2004 using a 2005 test year. The other components of the existing agreements, as approved by the PUC, would be continued under the new agreements.

Collective bargaining agreements

See “Collective bargaining agreements” in note (5) in HECO’s “Notes to consolidated financial statements.”

Legislation

Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. For example, although it is currently stalled in a House-Senate conference committee, comprehensive energy legislation is still before Congress that could increase the domestic supply of oil as well as increase support for energy conservation programs and mandate the use of renewables by utilities.

In its 2001 session, the Hawaii legislature passed a law establishing “renewable portfolio standard” goals for electric utilities of 7% by December 31, 2003, 8% by December 31, 2005 and 9% by December 31, 2010. HECO, HELCO and MECO are permitted to aggregate their renewable portfolios in order to achieve these goals. Any electric utility whose percentage of sales of electricity represented by renewable energy does not meet these goals will have to report to the PUC and provide an explanation for not meeting the goals. The PUC could then grant a waiver from the standard or an extension for meeting the standard. The PUC may also provide incentives to encourage electric utilities to exceed the standards or meet the standards earlier, or both, but as yet no such incentives have been proposed. There are no penalty provisions in the law for not meeting the goals. The law also requires that electric utilities offer net energy metering to solar, wind turbine, biomass or hydroelectric generating systems (or hybrid systems) with a capacity up to 10 kilowatts (i.e., a customer-generator may be a net user or supplier of energy and will make payments to or receive credits from the electric utility accordingly).

The 2004 Legislature is currently considering legislation that would amend the renewable portfolio standards law. The latest draft of this bill sets renewable portfolio standards for electric utilities of 10% by December 31, 2010, 15% by December 31, 2015 and 20% by December 31, 2020. The draft also requires participation by the State in meeting these standards and directs the PUC to develop and implement a rate making structure to provide incentives to encourage electric utilities to use renewable energy. An independent, peer reviewed study would be conducted by the Hawaii Natural Energy Institute. The study would look at the electric utilities’ capability of achieving the standards based on a number of factors including impact on consumer rates, utility system reliability and stability, costs and availability of appropriate renewable energy resources and technologies, permitting approvals, and impacts on the economy, culture, community and environment. There are no penalty provisions in the draft legislation for not meeting the renewable portfolio standards. The Senate will be taking a final vote on this legislation in May 2004, and if it passes, it will be sent to the Governor for signature.

The Company currently supports renewable sources in various ways, including their solar water heating and heat pump programs and their purchased power contracts with nonutility generators using renewable sources (e.g., refuse-fired, geothermal, hydroelectric and wind turbine generating systems). On December 30, 2003, HELCO signed an approximately 10 MW as-available wind power contract with Hawi Renewable Development. The electric utilities continue to initiate and support many renewable energy research and development projects to help develop these technologies (e.g., photovoltaic projects). They are also conducting integrated resource planning to evaluate the use of more renewables and, in December 2002, HECO formed a nonregulated subsidiary, Renewable Hawaii, Inc. (RHI), to invest in renewable energy projects. In 2003 and 2004, RHI solicited competitive proposals for investment opportunities in projects (1 MW or larger) to supply renewable energy on the islands of Oahu, Maui, Molokai, Lanai and Hawaii. RHI is currently reviewing proposals received. RHI is seeking to take a passive, minority interest in such projects to help stimulate the addition of cost-effective, commercially viable renewable energy generation in the state of Hawaii. Over 8% of consolidated electricity sales for 2003 were from renewable resources (as defined under the renewable portfolio standards law). While the Company thus met the 7% target for 2003 provided for in the 2001 Hawaii legislation, it believes it may be difficult to meet the renewable portfolio standard goals in future years, particularly if sales of electricity increase as projected. Thus, at this time, management cannot predict the impact of this law or of other proposed congressional and Hawaii legislation on the Company or its customers.

Bank

	Three months ended March 31,		%
(in thousands)	2004	2003	change	Primary reason(s) for significant change
Revenues	$89,258	$95,102	(6)	Lower interest income (resulting from lower weighted-average yields, partly offset by the impact of higher average loans and investment balances), partly offset by higher other income (including higher fee income)
Operating income	26,108	22,426	16	Higher other income, lower general and administrative expenses and reversal of provision for loan losses, partly offset by lower net interest income
Net income	15,927	13,508	18	Higher operating income, partly offset by higher income taxes
Interest rate spread	3.05%	3.14%	(3)	58 basis points decrease in the weighted-average yield on interest-earning assets, partly offset by a 49 basis points decrease in the weighted-average rate on interest-bearing liabilities

Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. At March 31, 2004, ASB’s loan portfolio mix consisted of 78% residential loans, 9% business loans, 7% consumer loans and 6% commercial real estate loans, which was similar to ASB’s loan portfolio mix at December 31, 2003. ASB’s mortgage-related securities portfolio consists primarily of shorter duration assets and is affected by market interest rates and demand. High prepayments have adversely impacted the yield of the mortgage-related securities portfolio. Deposits continue to be the largest source of funds and are affected by market interest rates, competition and management’s responses to these factors. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be significant sources of funds. At March 31, 2004, ASB’s costing liabilities consisted of 49% core deposits, 20% term certificates and 31% FHLB advances and other borrowings. At December 31, 2003, ASB’s costing liabilities consisted of 48% core deposits, 20% term certificates and 32% FHLB advances and other borrowings. Other factors primarily affecting ASB’s operating results include gains or losses on sales of securities available for sale, fee income, provision for loan losses, changes in the value of mortgage servicing rights and expenses from operations.

Low interest rates and high mortgage refinancing volume have put pressure on ASB’s interest rate spread as the loan and mortgage-related securities portfolios reprice upon refinancing at lower interest rates and premiums on mortgage-related securities must be amortized more rapidly, while at the same time deposit rates are already at low levels that are difficult to reduce further without loss of deposits. Although higher long-term interest rates could reduce the market value of mortgage-related securities and reduce stockholder’s equity through a balance sheet charge to AOCI, this reduction in market value of mortgage-related securities would not result in a charge to net income in the absence of an “other-than-temporary” impairment in the value of the securities. At March 31, 2004 and December 31, 2003, the unrealized gain/(loss), net of taxes, on available-for-sale mortgage-related securities (including securities pledged for repurchase agreements) in AOCI was $18 million and $(1) million, respectively. See “Item 3. Quantitative and qualitative disclosures about market risk.”

The following table sets forth average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid, for certain categories of interest-earning assets and interest-bearing liabilities for the periods indicated.

Three months ended March 31	2004	2003	Change
($ in thousands)
Loans
Average balances (1)	$3,099,509	$2,991,868	$107,641
Interest income (2)	46,409	50,473	(4,064)
Weighted-average yield (%)	5.99	6.75	(0.76)
Mortgage-related securities
Average balances	$2,677,230	$2,698,992	$(21,762)
Interest income	27,077	29,277	(2,200)
Weighted-average yield (%)	4.05	4.34	(0.29)
Investments (3)
Average balances	$278,613	$184,672	$93,941
Interest and dividend income	1,748	1,757	(9)
Weighted-average yield (%)	2.51	3.85	(1.34)
Total interest-earning assets
Average balances	$6,055,352	$5,875,532	$179,820
Interest and dividend income	75,234	81,507	(6,273)
Weighted-average yield (%)	4.97	5.55	(0.58)
Deposits
Average balances	$4,016,704	$3,796,151	$220,553
Interest expense	12,210	14,430	(2,220)
Weighted-average rate (%)	1.22	1.54	(0.32)
Borrowings
Average balances	$1,816,960	$1,803,534	$13,426
Interest expense	15,743	18,907	(3,164)
Weighted-average rate (%)	3.47	4.24	(0.77)
Total interest-bearing liabilities
Average balances	$5,833,664	$5,599,685	$233,979
Interest expense	27,953	33,337	(5,384)
Weighted-average rate (%)	1.92	2.41	(0.49)
Net balance, net interest income and interest rate spread
Net balance	$221,688	$275,847	$(54,159)
Net interest income	47,281	48,170	(889)
Interest rate spread (%)	3.05	3.14	(0.09)

(1)	Includes nonaccrual loans.

(2)	Includes interest accrued prior to suspension of interest accrual on nonaccrual loans and loan fees of $1.5 million and $1.7 million for the three months ended March 31, 2004 and 2003, respectively.

(3)	Includes stock in the FHLB of Seattle.

Three months ended March 31, 2004

Net interest income before provision for losses for the first quarter of 2004 decreased by $0.9 million, or 2%, from the same period in 2003. Net interest spread decreased from 3.14% for the first quarter of 2003 to 3.05% for the first quarter of 2004 as ASB’s yield on interest-earning assets decreased faster than the cost of interest-bearing liabilities. The increase in the average loan portfolio balance (primarily an increase in the residential loan portfolio) was due to the strong Hawaii real estate market and low interest rates, which resulted in increased affordability of housing for consumers and higher loan refinancings. The increase in the average investment securities portfolio was due to the reinvestment of excess liquidity into short-term investments. The increase in average deposit balances was due to an increase of $294 million in average core deposit balances offset by a decrease of $73 million in average term certificate balances.

As of March 31, 2004, delinquent and nonaccrual loans to total loans continued to trend downward to 0.5%, a level well below historical norms. Given the continued strength in credit profile, ASB recognized a $1.6 million recovery of allowance for loan losses during the first quarter of 2004. This compares with a provision for loan losses of $1.2 million for the same period in the previous year. As of March 31, 2004, ASB’s allowance for loan losses was 1.37% of average loans outstanding. The following table presents the changes in the allowance for loan losses for the periods indicated:

Three months ended March 31	2004	2003
(in thousands)
Allowance for loan losses, January 1	$44,285	$45,435
Provision for loan losses	(1,600)	1,150
Net charge-offs	(343)	(1,043)

Allowance for loan losses, March 31	$42,342	$45,542

Other income for the first quarter of 2004 increased by $0.4 million, or 3%, over the same period in 2003. Higher fee income on deposit liabilities and lower writedowns of ASB’s mortgage servicing rights in the first quarter of 2004 compared to the same period in 2003 were partly offset by lower gains on sales of investments and mortgage-related securities.

General and administrative expenses for the quarter ended March 31, 2004 decreased by $1.4 million, or 4%, from the same period in 2003, mostly related to the timing of expenses incurred in the transformation of ASB from a traditional retail thrift to a full-service community bank, including $1.6 million lower professional services expense.

ASB continues to manage the volatility of its net interest income by managing the relationship of interest-sensitive assets to interest-sensitive liabilities. To accomplish this, ASB management uses simulation analysis to monitor and measure the relationship between the balances and repayment and repricing characteristics of interest-sensitive assets and liabilities. Specifically, simulation analysis is used to measure net interest income and net market value fluctuations in various interest-rate scenarios. See “Item 3. Quantitative and qualitative disclosures about market risk.” In order to manage its interest-rate risk profile, ASB has utilized the following strategies: (1) increasing the level of low-cost core deposits; (2) originating relatively short-term or variable-rate business banking and commercial real estate loans; (3) investing in mortgage-related securities with short average lives; and (4) taking advantage of the lower interest-rate environment by lengthening the maturities of interest-bearing liabilities. The shape of the yield curve and the difference between the short-term and long-term rates are also factors affecting profitability. For example, if a long-term fixed rate earning asset was funded by a short-term costing liability, the interest rate spread would be higher in a “steep” yield curve than a “flat” yield curve interest-rate environment.

Because of the low interest rate environment, ASB restructured a total of $389 million of FHLB advances during the second quarter of 2003. See “Restructuring of Federal Home Loan Bank Advances” in note (4) of HEI’s “Notes to consolidated financial statements.” The restructuring resulted in a reduction of interest expense on these FHLB advances for 2003 and the first quarter of 2004, which partially offset the reduction in interest income that ASB has been experiencing.

In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust. For a discussion of an ongoing dispute with state tax authorities relating to the tax treatment of dividends paid to ASB by ASB Realty Corporation, see “ASB Realty Corporation” in note (4) of HEI’s “Notes to consolidated financial statements.”

Regulation

ASB is subject to extensive regulation, principally by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation. Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholders. See the discussions below under “Liquidity and capital resources—Bank.”

Other

	Three months ended March 31,		% change	Primary reason(s) for significant change
(in thousands)	2004	2003
Revenues	$1,239	$622	99	Income from investments in 2004 and net loss on interest rate swaps in 2003, partly offset by an impairment writedown of a venture capital investment.

Operating loss	(2,411)	(4,313)	NM	See explanation for revenues and the impact of lower interest rates and average balances (borrowings and minority interests) and lower legal expenses.

NM	Not meaningful.

The “other” business segment includes results of operations of HEI Investments, Inc., a company primarily holding investments in leveraged leases (excluding foreign investments reported in discontinued operations); Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; HEI Properties, Inc. (HEIPI), a company holding passive investments; Hawaiian Electric Industries Capital Trust I and its subsidiary (HEI Preferred Funding, LP), which were dissolved in April 2004, and Hycap Management, Inc., financing entities formed to effect the issuance of 8.36% Trust Originated Preferred Securities; The Old Oahu Tug Service, Inc. (TOOTS), a maritime freight transportation company that ceased operations in 1999; HEI and HEIDI, holding companies; and eliminations of intercompany transactions. The first quarter of 2003 also includes the results of operations for ProVision Technologies, Inc., a company formed to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim, which was sold for a nominal loss in July 2003; and two other inactive subsidiaries, HEI Leasing, Inc. and HEI District Cooling, Inc., which were dissolved in October 2003.

Discontinued operations

See note (5) in HEI’s “Notes to consolidated financial statements.”

Contingencies

See note (9) in HEI’s “Notes to consolidated financial statements.”

Recent accounting pronouncements and interpretations

See note (11) and note (7) in HEI’s and HECO’s respective “Notes to consolidated financial statements.”

FINANCIAL CONDITION

Liquidity and capital resources

HEI and HECO believe that their ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its capital expenditures and investments and to cover debt, retirement benefits and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI (excluding ASB’s deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB of Seattle) was as follows:

(in millions)	March 31, 2004		December 31, 2003
Short-term borrowings	$23	1%	$—	—%
Long-term debt	1,390	52	1,065	45
HEI - and HECO-obligated preferred securities of trust subsidiaries	—	—	200	8
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,228	46	1,089	46

	$2,675	100%	$2,388	100%

See notes (7) and (11) of HEI’s “Notes to consolidated financial statements” for an explanation of the deconsolidation of financing entities (resulting in more long-term debt and no “HEI- and HECO-obligated preferred securities of trust subsidiaries” being reflected on the consolidated balance sheet as of March 31, 2004) and refinancing transactions.

As of May 1, 2004, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI and HECO securities were as follows:

	S&P	Moody’s
HEI
Commercial paper	A-2	P-2
Medium-term notes	BBB	Baa2
HECO
Commercial paper	A-2	P-2
Revenue bonds (senior unsecured, insured)	AAA	Aaa
HECO-obligated preferred securities of trust subsidiaries	BBB-	Baa2
Cumulative preferred stock (selected series)	NR	Baa3

NR	Not rated.

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HEI and HECO securities.

On March 16, 2004, HEI completed the sale of 2 million shares of common stock. The shares were issued under an omnibus shelf registration statement registering up to $200 million of debt, equity and/or other securities. The net proceeds from the sale of approximately $99 million were ultimately used, along with other corporate funds, to effect the redemption of $100 million aggregate principal amount of 8.36% Trust Originated Preferred Securities of

Hawaiian Electric Industries Capital Trust I on April 16, 2004. At March 31, 2004, an additional $96 million of debt, equity and/or other securities were available for offering by HEI under the omnibus shelf registration.

On March 17, 2004, HEI completed the sale of $50 million of 4.23% notes, due March 15, 2011 under its registered medium-term note program. The net proceeds from this sale were ultimately used to make short-term loans to HECO, to assist HECO, HELCO and MECO in redeeming $50 million aggregate principal amount of 7.30% Cumulative Quarterly Income Preferred Securities and for other general corporate purposes. It is anticipated that HECO will repay the short-term loans by the end of 2004 primarily with funds saved from reducing dividends to HEI in 2004.

On March 7, 2003, HEI sold $50 million of 4% notes, due March 7, 2008, and $50 million of 5.25% notes, due March 7, 2013 under its registered medium-term note program. The net proceeds from the sales, along with other corporate funds, were ultimately used to repay $100 million of notes (which effectively bore interest at three-month LIBOR plus 376.5 basis points after taking into account two interest rate swaps entered into by HEI with Bank of America) at maturity on April 15, 2003. At March 31, 2004, an additional $150 million principal amount of notes were available for offering by HEI under the registered medium-term note program.

From time to time, HEI and HECO each utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. From time to time, HECO also borrows short-term from HEI for itself and on behalf of HELCO and MECO, and HECO may borrow from or loan to HELCO and MECO short-term. At March 31, 2004, HECO had $16 million and $18 million of short-term borrowings from HEI and MECO, respectively, and HELCO had $16 million of short-term borrowings from HECO. HEI had no commercial paper borrowings during the first three months of 2004. HECO had an average outstanding balance of commercial paper for the first three months of 2004 of $13 million and had $23 million of commercial paper outstanding at March 31, 2004. Management believes that if HEI’s and HECO’s commercial paper ratings were to be downgraded, they might not be able to sell commercial paper under current market conditions.

At March 31, 2004, HEI and HECO each maintained bank lines of credit totaling $90 million (all maturing in 2004). These lines of credit are principally maintained by HEI and HECO to support the issuance of commercial paper, but also may be drawn for general corporate purposes. Accordingly, the lines of credit are available for short-term liquidity in the event a rating agency downgrade were to reduce or eliminate access to the commercial paper markets. Lines of credit to HEI totaling $40 million contain provisions for revised pricing in the event of a ratings change (e.g., a ratings downgrade of HEI medium-term notes from BBB/Baa2 to BBB-/Baa3 by S&P and Moody’s, respectively, would result in a 25 to 50 basis points higher interest rate; a ratings upgrade from BBB/Baa2 to BBB+/Baa1 by S&P and Moody’s, respectively, would result in a 20 to 25 basis points lower interest rate). There are no such provisions in the other lines of credit available to HEI and HECO. Further, none of HEI’s or HECO’s line of credit agreements contain “material adverse change” clauses that would affect access to the lines of credit in the event of a ratings downgrade or other material adverse events. At March 31, 2004, the lines were unused. To the extent deemed necessary, HEI and HECO anticipate arranging similar lines of credit as existing lines of credit mature.

For the first quarter of 2004, net cash provided by operating activities of consolidated HEI was $61 million. Net cash used in investing activities was $60 million, due to ASB’s purchase of mortgage-related securities, net of repayments and sales and HECO’s consolidated capital expenditures, partly offset by ASB’s repayments and sales of loans, net of originations and purchases. Net cash provided by financing activities was $91 million as a result of several factors, including proceeds from the issuance of common stock and net increases in short-term borrowings, long-term debt and securities sold under agreements to repurchase, partly offset by a net decrease in advances from the FHLB and deposit liabilities, and the payment of common stock dividends.

Forecast HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2004 through 2008 consists primarily of the net capital expenditures of HECO and its subsidiaries. In addition to the funds required for the electric utilities’ construction program (see discussion below), approximately $208 million will be required during 2004 through 2008 to repay maturing HEI long-term debt, which is expected to be repaid with the proceeds from the sale of medium-term notes, common stock or other securities. Additional debt and/or equity financing may be required to fund unanticipated expenditures not included in the 2004 through 2008 forecast, such as increases in the costs of or an acceleration of the construction of capital projects of the electric utilities, unbudgeted acquisitions or investments in new businesses, significant increases in retirement benefit funding requirements that might be required if there were significant declines in the market value of pension plan assets or changes in actuarial assumptions and higher tax payments that would result if tax positions taken by the Company do not prevail. Existing debt or trust preferred securities may be refinanced (potentially at more favorable rates) with additional debt or equity financing (or both).

Following is a discussion of the liquidity and capital resources of HEI’s largest segments.

Electric utility

HECO’s consolidated capital structure was as follows:

(in millions)	March 31, 2004		December 31, 2003
Short-term borrowings	$39	2%	$6	—%
Long-term debt	854	45	699	39
HECO-obligated preferred securities of trust subsidiaries	—	—	100	6
Preferred stock	34	2	34	2
Common stock equity	956	51	945	53

	$1,883	100%	$1,784	100%

See notes (2) and (7) of HECO’s “Notes to consolidated financial statements” for an explanation of the deconsolidation of financing entities (resulting in more long-term debt and no “HECO-obligated preferred securities of trust subsidiaries” being reflected on the consolidated balance sheet as of March 31, 2004) and refinancing transactions.

Operating activities provided $24 million in net cash during the first quarter of 2004. Investing activities used net cash of $39 million primarily for capital expenditures, net of contributions in aid of construction. Financing activities provided net cash of $18 million, primarily due to the $33 million net increase in short term borrowings, partly offset by the payment of $12 million in common and preferred dividends.

As of March 31, 2004, approximately $14 million of proceeds from the Series 2002A sale by the Department of Budget and Finance of the State of Hawaii of special purpose revenue bonds issued for the benefit of HECO remain undrawn.

On May 1, 2003, the Department of Budget and Finance of the State of Hawaii issued, at a small discount, Refunding Series 2003A Special Purpose Revenue Bonds (SPRB) in the aggregate principal amount of $14 million with a maturity of approximately 17 years and a fixed coupon interest rate of 4.75% (yield of 4.85%), and loaned the proceeds from the sale to HELCO. Also on May 1, 2003, the Department of Budget and Finance of the State of Hawaii issued, at par, Refunding Series 2003B SPRB in the aggregate principal amount of $52 million with a maturity of approximately 20 years and a fixed coupon interest rate of 5.00% and loaned the proceeds from the sale to HECO and HELCO. On June 2, 2003, the proceeds of these Refunding SPRB, together with additional funds provided by HECO and HELCO, were applied to refund a like principal amount of SPRB bearing higher interest coupons (HELCO’s $4 million of 7.60% Series 1990B SPRB and $10 million of 7.375% Series 1990C SPRB with original maturities in 2020, and HECO’s and HELCO’s aggregate $52 million of 6.55% Series 1992 SPRB with original maturities in 2022).

On March 18, 2004, HECO Capital Trust III issued and sold 2 million of its 6.50% Cumulative Quarterly Income Preferred Securities ($50 million aggregate liquidation preference). Also on March 18, 2004, HECO, HELCO and MECO issued 6.50% Junior Subordinated Deferrable Interest Debentures to HECO Capital Trust III in the aggregate principal amount of approximately $51.5 million and directed that the proceeds from the issuance of the debentures be deposited with the trustee for HECO Capital Trust I and ultimately be used in April 2004 to redeem its 8.05% Cumulative Quarterly Income Preferred Securities ($50 million aggregate liquidation preference) and its common securities of approximately $1.5 million. Also in April 2004, HECO Capital Trust II redeemed $50 million aggregate liquidation preference of its 7.30% Cumulative Quarterly Income Preferred Securities primarily using funds from short-term borrowings from HEI and from the issuance of commercial paper.

The electric utilities’ net capital expenditures for 2004 through 2008 are estimated to total $760 million. HECO’s consolidated cash flows from operating activities (net income, adjusted for noncash income and expense items such as depreciation, amortization and deferred taxes), after the payment of common stock and preferred stock dividends, are expected to provide cash to cover the forecast consolidated net capital expenditures, except for a slight increase in short-term borrowings and in long-term debt from the drawdown of outstanding revenue bond proceeds. Short-term borrowings are expected to fluctuate during this forecast period. Additional debt and/or equity financing may be required for various reasons, including increases in the costs of or an acceleration of the construction of capital projects, unbudgeted acquisitions or investments in new businesses, significant increases in retirement benefit funding requirements that may be required if the market value of pension plan assets does not increase or there are changes in actuarial assumptions and other unanticipated expenditures not included in the 2004 through 2008 forecast. The PUC must approve issuances, if any, of equity and long-term debt securities by HECO, HELCO and MECO.

Capital expenditures include the costs of projects that are required to meet expected load growth, to improve reliability and to replace and upgrade existing equipment. Net capital expenditures for the five-year period 2004 through 2008 are currently estimated to total $760 million. Approximately 52% of forecast gross capital expenditures (which includes the allowance for funds used during construction and capital expenditures funded by third-party contributions in aid of construction) is for transmission and distribution projects, with the remaining 48% primarily for generation projects and general plant.

For 2004, electric utility net capital expenditures are estimated to be $194 million. Gross capital expenditures are estimated to be $216 million, including approximately $102 million for transmission and distribution projects, approximately $88 million for generation projects and approximately $26 million for general plant and other projects. Investment in renewable projects through RHI in 2004 is estimated to be an additional $1 million. Drawdowns of $2 million of proceeds from the sale of Series 2002A tax-exempt special purpose revenue bonds, cash flows from operating activities and short-term borrowings are expected to provide the cash needed for the net capital expenditures in 2004.

Management periodically reviews capital expenditure estimates and the timing of construction projects. These estimates may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of KWH sales and peak load, the availability of purchased power and changes in expectations concerning the construction and ownership of future generating units, the availability of generating sites and transmission and distribution corridors, the ability to obtain adequate and timely rate increases, escalation in construction costs, the impacts of DSM programs and CHP installations, the effects of opposition to proposed construction projects and requirements of environmental and other regulatory and permitting authorities.

Bank

(in millions)	March 31, 2004	December 31, 2003	% change
Total assets	$6,500	$6,515	—
Available-for-sale investment and mortgage-related securities	2,807	2,717	3
Held-to-maturity investment securities	96	95	1
Loans receivable, net	3,075	3,122	(1)
Deposit liabilities	4,022	4,026	—
Securities sold under agreements to repurchase	851	831	2
Advances from Federal Home Loan Bank	935	1,017	(8)

As of March 31, 2004, ASB was the third largest financial institution in Hawaii based on total assets of $6.5 billion and deposits of $4.0 billion.

ASB’s principal sources of liquidity are customer deposits, borrowings, the sale of mortgage loans into secondary market channels and the maturity and repayment of portfolio loans and mortgage-related securities. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers. ASB is approved to borrow from the FHLB up to 35% of ASB’s assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. At March 31, 2004, ASB’s unused FHLB borrowing capacity was approximately $1.3 billion. ASB utilizes growth in deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. At March 31, 2004, ASB had commitments to borrowers for undisbursed loan funds and unused lines and letters of credit of $0.9 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

In September 2003, ASB entered into an arrangement to have excess funds in its correspondent bank account with Bank of America swept into a Federal Funds Sold facility. Funds earn the overnight fed funds rate and are re-deposited into ASB’s correspondent bank account the next day. This automatic sweep facility offers ASB an operationally efficient method for investing its liquidity and provides a slightly higher rate of return than methods used in the past (deposits with the FHLB). In addition, efficiencies gained using this method have enabled ASB to expand its wire transfer operating hours.

For the first quarter of 2004, net cash provided by ASB’s operating activities was $33 million. Net cash used in ASB’s investing activities was $21 million, due to the purchase of mortgage-related securities, net of repayments and sales, partly offset by repayments and sales of loans, net of originations and purchases. Net cash used by financing activities was $75 million largely due to a net decrease of $82 million in advances from the FHLB and $4 million in deposit liabilities and the payment of $8 million in common and preferred stock dividends, partly offset by a net increase of $19 million in securities sold under agreements to repurchase.

ASB believes that a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2004, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 7.2% (5.0%), a Tier-1 risk-based capital ratio of 14.7% (6.0%) and a total risk-based capital ratio of 16.0% (10.0%).

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond its control and could cause future results of operations to differ materially from historical results. Such factors include international, national and local economic conditions; competition in its principal segments; developments in the U.S. capital markets; interest-rate environment; technological developments; final costs of exits from discontinued operations; asset dispositions; insurance coverages; environmental matters; regulation of electric utility rates; deliveries of fuel oil and purchased power; other electric utility regulatory and permitting contingencies; and regulation of ASB. For additional information about these factors, see pages 24 to 31 of HEI’s 2003 Annual Report and pages 60 to 64 of 2003 Form 10-K/A (in HECO’s 2003 Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Additional factors that may affect future results and financial condition are described on page v under “Forward-looking statements and risk factors.”

MATERIAL ESTIMATES AND CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the case of the Company include the amounts reported for investment securities; property, plant and equipment; pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities; electric utility revenues; allowance for loan losses; and reserves for discontinued operations.

In accordance with SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” management has identified the accounting policies it believes to be the most critical to the Company’s financial statements—that is, management believes that these policies are both the most important to the portrayal of the Company’s financial condition and results of operations, and currently require management’s most difficult, subjective or complex judgments. For information about these policies, see pages 31 to 35 of HEI’s

2003 Annual Report and pages 64 to 67 of HEI and HECO’s Annual Report on Form 10-K/A for 2003 (in HECO’s 2003 Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Item 3.	Quantitative and qualitative disclosures about market risk

The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s financial condition and results of operations. For additional quantitative and qualitative information about the Company’s market risks, see pages 35 to 38 of HEI’s 2003 Annual Report.

ASB’s interest-rate risk sensitivity measures as of March 31, 2004 and December 31, 2003 constitute “forward-looking statements” and were as follows:

	March 31, 2004			December 31, 2003
	Change in net interest income (NII)	Net portfolio value (NPV) ratio	NPV ratio sensitivity (change from base case in basis points)	Change in NII	NPV ratio	NPV ratio sensitivity (change from base case in basis points)
Change in interest rates (basis points)
+300	(2.1%)	7.14%	(292)	(5.8%)	6.30%	(345)
+200	(0.3)	8.33	(173)	(3.2)	7.63	(212)
+100	1.1	9.34	(72)	(0.9)	8.82	(93)
Base	—	10.06	—	—	9.75	—
-100	(7.1)	10.29	23	(4.3)	10.24	49

Management believes that ASB’s interest rate risk position at March 31, 2004 represents a reasonable level of risk. The change in ASB’s NII profile from December 31, 2003 to March 31, 2004 is primarily due to the decrease in the level of long-term interest rates during the first quarter of 2004. The March 31, 2004 NII profile shows the balance sheet to be “asset-sensitive” over small increases in interest rates (< 100 basis points), while being “liability-sensitive” to rate declines and larger increases in interest rates. This profile is a result of the low level of interest rates and expectations for very high levels of prepayments. In the base case, the low level of interest rates causes the prepayment model to forecast very fast prepayment speeds for the mortgage assets. The high volume of repayments is assumed to be reinvested at the current, low level of interest rates, which causes the overall yield of the mortgage assets to decline. In the +100 basis point scenario, the NII increases as slower prepayment speeds enable the mortgage assets to maintain their yield. The increase in interest income is greater than the increase in interest expense and the net result is a slight improvement in the 12-month estimate of NII compared to the base case. In the +200 and +300 basis point scenarios, the profile becomes more like that of a “liability-sensitive” institution. In these scenarios, slower prepayment speeds continue to reduce the runoff of the existing mortgage assets, which reduces the amount available for reinvestment at the higher market rates. This constrains the speed with which the yield on the mortgage assets can adjust upwards to market levels. At the same time, the cost of the liabilities increases with each increase in the level of rates. In the –100 basis point scenario, NII drops relative to the base case, as even faster prepayment forecasts and lower reinvestment rates cause the yield on mortgage assets to decline faster than in the base case. The cost of the liabilities, however, does not fall as much because the low level of interest rates limits the ability to lower the rate on retail deposits, causing NII to fall.

The same factors that affected ASB’s NII sensitivity profile also caused its NPV ratio sensitivity measures to be lower on March 31, 2004 compared to December 31, 2003. Lower interest rates and an expectation of faster prepayment speeds shorten the expected average lives of the mortgage-related assets, and reduces the market value sensitivity of the assets to changes in interest rates. This causes ASB’s NPV ratio to be less sensitive to changes in interest rates.

ASB’s NPV ratio in the base scenario was slightly higher on March 31, 2004 compared to December 31, 2003. Many factors influence the level of ASB’s NPV ratio. Some of the factors behind the increase in the NPV ratio over the quarter were: increases in the level of core deposits, growth in ASB’s retained earnings, and lower long-term interest rates.

The computation of the prospective effects of hypothetical interest rate changes on the NII sensitivity, NPV ratio, and NPV ratio sensitivity analyses is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, balance changes and pricing strategies, and should not be relied upon as indicative of actual results. To the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results may differ materially from the simulation results. Furthermore, NII sensitivity analysis measures the change in ASB’s twelve-month, pre-tax NII in alternate interest rate scenarios, and is intended to help management identify potential exposures in ASB’s current balance sheet and formulate appropriate strategies for managing interest rate risk. The simulation does not contemplate any actions that ASB management might undertake in response to changes in interest rates. Further, the changes in NII vary in the twelve-month simulation period and are not necessarily evenly distributed over the period. These analyses are for analytical purposes only and do not represent management’s views of future market movements, the level of future earnings, or the timing of any changes in earnings within the twelve month analysis horizon. The actual impact of changes in interest rates on NII will depend on the magnitude and speed with which rates change, as well as management’s responses to the changes in interest rates

Item 4.	Controls and procedures

HEI

Robert F. Clarke, HEI Chief Executive Officer, and Eric K. Yeaman, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of March 31, 2004. Based on their evaluations, as of March 31, 2004, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

HECO

T. Michael May, HECO Chief Executive Officer, and Richard A. von Gnechten, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of March 31, 2004. Based on their evaluations, as of March 31, 2004, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

PART II - OTHER INFORMATION

Item 1.	Legal proceedings

There are no significant developments in pending legal proceedings except as set forth in HEI’s and HECO’s “Notes to consolidated financial statements” and management’s discussion and analysis of financial condition and results of operations. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved.

Item 4.	Submission of matters to a vote of security holders

HEI

The Annual Meeting of Stockholders of HEI was held on April 20, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 11, 2004 the record date for the Annual Meeting, there were 38,004,521 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors. Shareholders also approved the election of KPMG LLP as HEI’s independent auditor for fiscal year 2004.

The results of the voting for the Class III director-nominee (with a term ending at the 2005 Annual Meeting), Class II director-nominees (with terms ending at the 2007 Annual Meeting) and the independent auditor are as follows:

	Shares of Common Stock
	For	Withheld	Against	Abstain	Broker nonvotes
Election of Class III Director
Victor Hao Li	34,115,350	837,535	—	—	—
Election of Class II Directors
T. Michael May	34,270,585	682,300	—	—	—
Diane J. Plotts	34,038,825	914,060	—	—	—
Kelvin H. Taketa	34,103,127	849,758	—	—	—
Jeffrey N. Watanabe	29,777,004	5,175,881	—	—	—
Election of KPMG LLP as independent auditor	34,032,854	—	632,499	287,532	—

Class III Directors— Don E. Carroll, Constance H. Lau and Bill D. Mills —continue in office with terms ending at the 2005 Annual Meeting. Class I Directors— Robert F. Clarke, Shirley J. Daniel, A. Maurice Myers, and James K. Scott —continue in office with terms ending at the 2006 Annual Meeting.

HECO

The Annual Meeting of the sole stockholder of HECO was conducted by written consent effective April 20, 2004. The incumbent members of the Board of Directors of HECO were re-elected. The incumbent members continuing in office are Robert F. Clarke, Shirley J. Daniel, T. Michael May, Diane J. Plotts, James K. Scott, Anne M. Takabuki, Barry K. Taniguchi and Jeffrey N. Watanabe. KPMG LLP was elected independent auditor of HECO for fiscal year 2004.

Item 5.	Other information

A. Ratio of earnings to fixed charges

HEI and Subsidiaries

Ratio of earnings to fixed charges excluding interest on ASB deposits

Three months ended March 31, 2004	Years ended December 31,
	2003	2002	2001	2000	1999
2.22	2.11	2.03	1.82	1.76	1.83

Ratio of earnings to fixed charges including interest on ASB deposits

Three months ended March 31, 2004	Years ended December 31,
	2003	2002	2001	2000	1999
1.93	1.84	1.72	1.52	1.49	1.50

For purposes of calculating the ratio of earnings to fixed charges, “earnings” represent the sum of (i) pretax income from continuing operations (excluding undistributed net income or net loss from less than 50%-owned persons) and (ii) fixed charges (as hereinafter defined, but excluding capitalized interest). “Fixed charges” are calculated both excluding and including interest on ASB’s deposits during the applicable periods and represent the sum of (i) interest, whether capitalized or expensed, but excluding interest on nonrecourse debt from leveraged leases which is not included in interest expense in HEI’s consolidated statements of income, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HEI’s subsidiaries, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) in 2003 and prior years when the trust subsidiaries were consolidated, the preferred securities distribution requirements of trust subsidiaries.

HECO and Subsidiaries

Ratio of earnings to fixed charges

Three months ended March 31, 2004	Years ended December 31,
	2003	2002	2001	2000	1999
3.37	3.36	3.71	3.51	3.39	3.09

For purposes of calculating the ratio of earnings to fixed charges, “earnings” represent the sum of (i) pretax income before preferred stock dividends of HECO and (ii) fixed charges (as hereinafter defined, but excluding the allowance for borrowed funds used during construction). “Fixed charges” represent the sum of (i) interest, whether capitalized or expensed, incurred by HECO and its subsidiaries, (ii) amortization of debt expense and discount or premium related to any indebtedness, whether capitalized or expensed, (iii) the interest factor in rental expense, (iv) the preferred stock dividend requirements of HELCO and MECO, increased to an amount representing the pretax earnings required to cover such dividend requirements and (v) in 2003 and prior years when the trust subsidiaries were consolidated, the preferred securities distribution requirements of the trust subsidiaries.

B. HECO’s integrated resource plan

In September 2003, the PUC at the joint request of HECO and the Consumer Advocate opened a docket to commence HECO’s third integrated resource plan (IRP), which is required to be submitted no later than October 31, 2005.

HECO expects its third IRP will require multiple solutions to meet Oahu’s future energy needs, including renewable energy resources, energy efficiency, conservation, technology (such as CHP) and central station generation. Given the lead times needed for permitting and regulatory approvals, in October 2003, HECO submitted a covered source permit application with the DOH for a 107 MW simple cycle combustion turbine in Campbell Industrial Park, which could be added as a peaking unit in the event new central generation will be required in 2009, or earlier if reductions in energy use achieved by DSM programs are less than currently planned, as indicated in HECO’s second IRP. The application specifies that the unit would use diesel fuel oil or naphtha, with ability to convert to a bio-fuel, like ethanol, when it becomes commercially available.

In February of 2004, HECO conducted an updated long-term sales and peak forecast for Oahu that projects increased system peak requirements based on the island’s strengthening economy. Based on this forecast, HECO supplied information to the PUC in its annual Adequacy of Supply letter, filed on March 31, 2004. This letter concluded that HECO’s generation capacity for Oahu for the next three years (2004-2006) is sufficiently large to meet all reasonably expected demands for service if there is expeditious review and approval of the DSM load management programs and of either the CHP Program currently pending before the PUC or individual CHP contracts to be proposed to the PUC. The letter also concluded that, since additional firm capacity from new central station generation is not likely to be installed before 2009, if the higher forecast for system peak demand does occur, there is an increased risk to generation system reliability by or before 2006 and beyond if other measures, such as demand-side management, distributed generation, combined heat and power or other firm capacity supply-side resources, fall short of achieving the forecasted benefits of those programs or are otherwise insufficient to reduce or meet the forecast increased peak demand. The Adequacy of Supply letter points out that should the process for the third IRP find that the timing, characteristics or size of the next increment of generation capacity are different from those identified in the letter, that the circumstances will be examined at that time to determine the appropriate course of action.

C. PGV

In April 2004, Constellation Energy, parent company of PGV, signed a definitive agreement for the sale of PGV to Ormat Nevada Inc. Under the terms of the agreement, a wholly owned subsidiary of Ormat Nevada Inc. will acquire the 30 MW geothermal plant and associated assets. In the first quarter of 2004, HELCO deducted approximately $0.2 million from its capacity payment to PGV as an availability sanction for PGV’s failure to meet its 30 MW capacity obligation for 2003.

Item 6.	Exhibits and reports on Form 8-K

(a) Exhibits

HEI Exhibit 12.1

Hawaiian Electric Industries, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, three months ended March 31, 2004 and 2003 and years ended December 31, 2003, 2002, 2001, 2000 and 1999

HEI Exhibit 31.1	Certification Pursuant to Section 13a-14 of the Securities and Exchange Act of 1934 of Robert F. Clarke (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Section 13a-14 of the Securities and Exchange Act of 1934 of Eric K. Yeaman (HEI Chief Financial Officer)

HEI Exhibit 32.1	Written Statement of Robert F. Clarke (HEI Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 32.2	Written Statement of Eric K. Yeaman (HEI Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HECO Exhibit 12.2

Hawaiian Electric Company, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, three months ended March 31, 2004 and 2003 and years ended December 31, 2003, 2002, 2001, 2000 and 1999

HECO Exhibit 31.3	Certification Pursuant to Section 13a-14 of the Securities and Exchange Act of 1934 of T. Michael May (HECO Chief Executive Officer)

HECO Exhibit 31.4	Certification Pursuant to Section 13a-14 of the Securities and Exchange Act of 1934 of Richard von Gnechten (HECO Chief Financial Officer)

HECO Exhibit 32.3	Written Statement of T. Michael May (HECO Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HECO Exhibit 32.4	Written Statement of Richard von Gnechten (HECO Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Subsequent to December 31, 2003, HEI and/or HECO filed Current Reports on Forms 8-K with the SEC as follows:

Dated (filing date)	Registrant/s	Items reported

December 31, 2003 (January 2, 2004)	HEI	Item 5. Disposition of certain debt securities update

January 6, 2004 (January 8, 2004)	HEI/HECO	Item 5. HEIPC and Settlement of Maalaea Units 12 and 13 notice and finding of violation updates

January 13, 2004 (January 14, 2004)	HEI/HECO	Item 5. HEI’s January 13, 2004 news release (HEI to webcast and teleconference 2003 year-end earnings on Tuesday, January 20, 2004)

January 20, 2004 (January 21, 2004)	HEI/HECO	Items 5 and 12. HEI’s January 20, 2004 news release (HEI reports 2003 year-end and fourth quarter earnings) and pension and other postretirement benefits information

February 26, 2004 (February 26, 2004)	HEI/HECO	Item 7. HEI’s 2003 Annual Report to Shareholders, HECO’s Consolidated 2003 Financial Statements and 906 certifications

March 9, 2004 (March 9, 2004)	HEI	Item 5. HEI’s March 9, 2004 news release (HEI announces proposed registered offering of common stock)

March 16, 2004 (March 22, 2004)	HEI/HECO	Item 5. HEI’s March 18, 2004 news release (HEI and HECO announce completion of financing transactions totaling approximately $200 million) and sales of securities and Item 7 exhibits

April 19, 2004 (April 20, 2004)	HEI/HECO	Items 5 and 12. HEI’s April 19, 2004 news release (HEI reports first quarter 2004 earnings)

April 20, 2004 (April 21, 2004)	HEI/HECO	Item 5. HEI’s April 20, 2004 news release (HEI maintains cash dividend and announces 2-for-1 stock split effected in the form of a 100% stock dividend)

May 3, 2004 (May 4, 2004)	HEI/HECO	Item 5. HEI’s May 3, 2004 news release (HEI to webcast and teleconference financial analyst presentation on Monday, May 10, 2004)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC. (Registrant)	HAWAIIAN ELECTRIC COMPANY, INC. (Registrant)

By	/s/ ROBERT F. CLARKE	By	/s/ T. MICHAEL MAY

	Robert F. Clarke Chairman, President and Chief Executive Officer (Principal Executive Officer of HEI)		T. Michael May President and Chief Executive Officer (Principal Executive Officer of HECO)

By	/s/ ERIC K. YEAMAN	By	/s/ RICHARD A. VON GNECHTEN

	Eric K. Yeaman Financial Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer of HEI)		Richard A. von Gnechten Financial Vice President (Principal Financial Officer of HECO)

By	/s/ CURTIS Y. HARADA	By	/s/ ERNEST T. SHIRAKI

	Curtis Y. Harada Controller (Chief Accounting Officer of HEI)		Ernest T. Shiraki Controller (Chief Accounting Officer of HECO)
Date: May 6, 2004		Date: May 6, 2004