Form 10-Q
period 2005-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2005-05-04
CIK 354707, 46207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding May 1, 2005
Hawaiian Electric Industries, Inc. (Without Par Value)	80,802,530 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	12,805,843 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended March 31, 2005

i

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended March 31, 2005

GLOSSARY OF TERMS

Terms	Definitions
AES Hawaii	AES Hawaii, Inc., formerly known as AES Barbers Point, Inc.

AFUDC	Allowance for funds used during construction

AOCI	Accumulated other comprehensive income

ASB

American Savings Bank, F.S.B., a wholly-owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary, Bishop Insurance Agency of Hawaii, Inc.), AdCommunications, Inc. and ASB Realty Corporation. Former subsidiaries includes and ASB Service Corporation (dissolved in January 2004) and American Savings Mortgage Co., Inc. (dissolved in July 2003)

BLNR	Board of Land and Natural Resources of the State of Hawaii

CEPALCO	Cagayan Electric Power & Light Co., Inc.

CHP	Combined heat and power

Company

Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust III*, Renewable Hawaii, Inc., HEI Diversified, Inc., American Savings Bank, F.S.B. and its subsidiaries, Pacific Energy Conservation Services, Inc., HEI Properties, Inc., Hycap Management, Inc. (in dissolution), Hawaiian Electric Industries Capital Trust II*, Hawaiian Electric Industries Capital Trust III*, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and HEI Power Corp. and its subsidiaries (discontinued operations, except for subsidiary HEI Investments, Inc.). Former subsidiaries include HECO Capital Trust I (dissolved in April 2004)*, HECO Capital Trust II (dissolved in April 2004)*, Hawaiian Electric Industries Capital Trust I (dissolved in April 2004)*, HEI Preferred Funding, LP (dissolved in April 2004)* and Malama Pacific Corp. (discontinued operations, dissolved in June 2004). (*unconsolidated subsidiaries as of January 1, 2004)

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii

D&O	Decision and order

DG	Distributed generation

DHHL	Department of Hawaiian Home Lands of the State of Hawaii

DLNR	Department of Land and Natural Resources of the State of Hawaii

DOH	Department of Health of the State of Hawaii

DOT	Department of Taxation of the State of Hawaii

DRIP	HEI Dividend Reinvestment and Stock Purchase Plan

DSM	Demand-side management

EA	Environmental assessment

EITF	Emerging Issues Task Force

EPA	Environmental Protection Agency - federal

FASB	Financial Accounting Standards Board

Federal	U.S. Government

FHLB	Federal Home Loan Bank

FIN	Financial Accounting Standards Board Interpretation No.

GAAP	Accounting principles generally accepted in the United States of America

HECO

Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust III* and Renewable Hawaii, Inc. Former subsidiaries include HECO Capital Trust I (dissolved in April 2004 and terminated in December 2004)* and HECO Capital Trust II (dissolved in April 2004 and terminated in December 2004)*. (*unconsolidated subsidiaries as of January 1, 2004)

GLOSSARY OF TERMS, continued

Terms	Definitions
HEI

Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc., HEI Properties, Inc., Hycap Management, Inc. (in dissolution), Hawaiian Electric Industries Capital Trust II*, Hawaiian Electric Industries Capital Trust III*, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.) and HEI Power Corp. (discontinued operations, except for subsidiary HEI Investments, Inc.). Former subsidiaries include Hawaiian Electric Industries Capital Trust I (dissolved in April 2004 and terminated in December 2004)* and Malama Pacific Corp. (discontinued operations, dissolved in June 2004). (*unconsolidated subsidiaries as of January 1, 2004)

HEIDI	HEI Diversified, Inc., a wholly owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.

HEIII	HEI Investments, Inc. (formerly HEI Investment Corp.), a subsidiary of HEI Power Corp.

HEIPC

HEI Power Corp., a wholly owned subsidiary of Hawaiian Electric Industries, Inc., and the parent company of numerous subsidiaries, several of which were dissolved or otherwise wound up in 2002, 2003 and 2004, pursuant to a formal plan to exit the international power business (formerly engaged in by HEIPC and its subsidiaries) adopted by the HEI Board of Directors in October 2001

HEIPC Group	HEI Power Corp. and its subsidiaries

HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.

HTB	Hawaiian Tug & Barge Corp. In November 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Services, Inc.

IPP	Independent power producer

KWH	Kilowatthour

LUC	Hawaii State Land Use Commission

MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.

MW	Megawatt/s (as applicable)

NII	Net interest income

NPV	Net portfolio value

OTS	Office of Thrift Supervision, Department of Treasury

PPA	Power purchase agreement

PRPs	Potentially responsible parties

PUC	Public Utilities Commission of the State of Hawaii

RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.

ROACE	Return on average common equity

SEC	Securities and Exchange Commission

See	Means the referenced material is incorporated by reference

SFAS	Statement of Financial Accounting Standards

SPRBs	Special Purpose Revenue Bonds

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

Cautionary Statements and Risk Factors that May Affect Future Results

This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (HECO) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, expenses, earnings or losses or growth rates), ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HEI and its subsidiaries (collectively, the Company), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	the effects of international, national and local economic conditions, including the state of the Hawaii tourist and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value of collateral underlying loans and mortgage-related securities) and decisions concerning the extent of the presence of the federal government and military in Hawaii;

•	the effects of weather and natural disasters;

•	global developments, including the effects of terrorist acts, the war on terrorism, continuing U.S. presence in Iraq and Afghanistan and potential conflict or crisis with North Korea;

•	the timing and extent of changes in interest rates;

•	the risks inherent in changes in the value of and market for securities available for sale and pension and other retirement plan assets;

•	changes in assumptions used to calculate retirement benefits costs and changes in funding requirements;

•	demand for services and market acceptance risks;

•	increasing competition in the electric utility and banking industries;

•	capacity and supply constraints or difficulties, especially if measures such as demand-side management (DSM), distributed generation (DG), combined heat and power (CHP) or other firm capacity supply-side resources fall short of achieving their forecast benefits or are otherwise insufficient to reduce or meet peak demand;

•	fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses;

•	the ability of independent power producers (IPPs) to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•	the ability of the electric utilities to negotiate, periodically, favorable fuel supply and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI’s subsidiaries (including HECO and its subsidiaries and ASB) or their competitors;

•	federal, state and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO and their subsidiaries (including changes in taxation, environmental laws and regulations and governmental fees and assessments); decisions by the Public Utilities Commission of the State of Hawaii (PUC) in rate cases and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions (such as with respect to environmental conditions, capital adequacy and business practices);

•	the risks associated with the geographic concentration of HEI’s businesses;

•	the effects of changes in accounting principles applicable to HEI, HECO and their subsidiaries, including continued regulatory accounting under Statement of Financial Accounting Standards No. 71 and the possible effects of applying new accounting principles applicable to variable interest entities (VIEs) to power purchase arrangements with independent power producers;

•	the effects of changes by securities rating agencies in their ratings of the securities of HEI and HECO;

•	the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing rights of American Savings Bank, F.S.B. (ASB);

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of allowance for loan losses;

•	the ultimate net proceeds from the disposition of assets and settlement of liabilities of discontinued or sold operations;

•	the final outcome of tax positions taken by HEI and its subsidiaries;

•	the ability of consolidated HEI to generate capital gains and utilize capital loss carryforwards on future tax returns;

•	the risks of suffering losses that are uninsured; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated balance sheets (unaudited)

(dollars in thousands)	March 31, 2005	December 31, 2004
Assets
Cash and equivalents	$203,398	$132,138
Federal funds sold	36,060	41,491
Accounts receivable and unbilled revenues, net	181,945	208,533
Available-for-sale investment and mortgage-related securities	1,907,712	2,034,091
Available-for-sale mortgage-related securities pledged for repurchase agreements	885,650	919,281
Held-to-maturity investment securities	97,764	97,365
Loans receivable, net	3,330,571	3,249,191
Property, plant and equipment, net of accumulated depreciation of $1,462,267 and $1,434,840	2,433,453	2,422,303
Regulatory assets	109,423	108,630
Other	433,428	414,971
Goodwill and other intangibles	90,781	91,263
	$9,710,185	$9,719,257
Liabilities and stockholders’ equity
Liabilities
Accounts payable	$168,087	$153,943
Deposit liabilities	4,366,878	4,296,172
Short-term borrowings	100,107	76,611
Securities sold under agreements to repurchase	753,180	811,438
Advances from Federal Home Loan Bank	998,200	988,231
Long-term debt, net	1,168,873	1,166,735
Deferred income taxes	214,960	229,765
Regulatory liabilities	202,568	197,089
Contributions in aid of construction	234,433	235,505
Other	285,221	318,418
	8,492,507	8,473,907
Minority interests
Preferred stock of subsidiaries - not subject to mandatory redemption	34,405	34,405

Stockholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding: 80,712,097 shares and 80,687,350 shares	1,012,004	1,010,090
Retained earnings	208,073	208,998
Accumulated other comprehensive loss	(36,804)	(8,143)
	1,183,273	1,210,945
	$9,710,185	$9,719,257

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

Three months ended March 31	2005	2004
(in thousands, except per share amounts and ratio of earnings to fixed charges)

Revenues
Electric utility	$374,775	$346,613
Bank	97,224	89,258
Other	629	1,239
	472,628	437,110
Expenses
Electric utility	343,169	302,473
Bank	68,271	63,150
Other	4,517	3,650
	415,957	369,273
Operating income (loss)
Electric utility	31,606	44,140
Bank	28,953	26,108
Other	(3,888)	(2,411)
	56,671	67,837
Interest expense–other than bank	(18,835)	(21,447)
Allowance for borrowed funds used during construction	427	644
Preferred stock dividends of subsidiaries	(476)	(475)
Allowance for equity funds used during construction	1,087	1,449
Income before income taxes	38,874	48,008
Income taxes	14,779	17,076
Net income	$24,095	$30,932
Basic earnings per common share	$0.30	$0.40
Diluted earnings per common share	$0.30	$0.40
Dividends per common share	$0.31	$0.31

Weighted-average number of common shares outstanding	80,701	76,738
Dilutive effect of stock options and other	434	418
Adjusted weighted-average shares	81,135	77,156

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits	2.00	2.22
Including interest on ASB deposits	1.76	1.93

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive	Total
(in thousands, except per share amounts)	Shares	Amount	earnings	income (loss)
Balance, December 31, 2004	80,687	$1,010,090	$208,998	$(8,143)	$1,210,945
Comprehensive income:
Net income	—	—	24,095	—	24,095
Net unrealized losses on securities arising during the period, net of tax benefits of $13,179	—	—	—	(28,661)	(28,661)
Comprehensive income (loss)	—	—	24,095	(28,661)	(4,566)
Issuance of common stock, net	25	1,914	—	—	1,914
Common stock dividends ($0.31 per share)	—	—	(25,020)		(25,020)
Balance, March 31, 2005	80,712	$1,012,004	$208,073	$(36,804)	$1,183,273

Balance, December 31, 2003	75,838	$888,431	$197,774	$2,826	$1,089,031
Comprehensive income:
Net income	—	—	30,932	—	30,932
Net unrealized gains on securities:
Net unrealized gains arising during the period, net of taxes of $5,279	—	—	—	17,600	17,600
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $6	—	—	—	(11)	(11)
Minimum pension liability adjustment, net of tax benefits of $9	—	—	—	(8)	(8)
Comprehensive income (loss)	—	—	30,932	17,581	48,513
Issuance of common stock, net	4,458	114,024	—	—	114,024
Common stock dividends ($0.31 per share)	—	—	(23,564)	—	(23,564)
Balance, March 31, 2004	80,296	$1,002,455	$205,142	$20,407	$1,228,004

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2005	2004
(in thousands)
Cash flows from operating activities
Income from continuing operations	$24,095	$30,932
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of property, plant and equipment	33,505	31,302
Other amortization	(2)	4,843
Provision for loan losses	(3,100)	(1,600)
Deferred income taxes	(1,593)	1,764
Allowance for equity funds used during construction	(1,087)	(1,449)
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	26,588	17,575
Increase in accounts payable	14,144	10,828
Decrease in taxes accrued	(22,356)	(11,134)
Changes in other assets and liabilities	(22,680)	(15,015)
Net cash provided by operating activities	47,514	68,046
Cash flows from investing activities
Available-for-sale mortgage-related securities purchased	(50,006)	(251,509)
Principal repayments on available-for-sale mortgage-related securities	169,580	170,497
Proceeds from sale of available-for-sale mortgage-related securities	—	11,427
Originations of loans held for investment	(326,592)	(262,768)
Principal repayments on loans held for investment	244,705	304,822
Proceeds from sale of real estate acquired in settlement of loans	—	460
Capital expenditures	(39,103)	(39,758)
Contributions in aid of construction	1,871	1,352
Other	1,248	(2,261)
Net cash provided by (used in) investing activities	1,703	(67,738)
Cash flows from financing activities
Net increase (decrease) in deposit liabilities	70,706	(3,883)
Net increase in short-term borrowings with maturities of three months or less	23,496	22,992
Net increase in retail repurchase agreements	5,428	85
Proceeds from securities sold under agreements to repurchase	267,950	239,900
Repayments of securities sold under agreements to repurchase	(332,000)	(220,600)
Proceeds from advances from Federal Home Loan Bank	85,000	10,200
Principal payments on advances from Federal Home Loan Bank	(75,031)	(92,201)
Proceeds from issuance of long-term debt	48,485	50,324
Repayment of long-term debt	(47,000)	—
Net proceeds from issuance of common stock	—	106,255
Common stock dividends	(25,006)	(19,039)
Other	(4,994)	(3,453)
Net cash provided by financing activities	17,034	90,580
Net cash provided by (used in) discontinued operations	(422)	2,318
Net increase in cash and equivalents and federal funds sold	65,829	93,206
Cash and equivalents and federal funds sold, beginning of period	173,629	279,966
Cash and equivalents and federal funds sold, end of period	$239,458	$373,172

See accompanying “Notes to consolidated financial statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in HEI’s Form 10-K for the year ended December 31, 2004.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of March 31, 2005 and December 31, 2004 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10–Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation. For example, assets and liabilities at December 31, 2004 have been restated for the reclassification of regulatory assets from “Regulatory liabilities, net” to “Regulatory assets” and “Regulatory liabilities.”

The consolidated financial statements include the accounts of HEI and its wholly-owned subsidiaries, but exclude subsidiaries which are variable-interest entities of which the Company is not the primary beneficiary. Investments in companies over which the Company has the ability to exercise significant influence, but not control, are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated.

(2) Segment financial information

Segment financial information was as follows:

(in thousands)	Electric Utility	Bank	Other	Total
Three months ended March 31, 2005
Revenues from external customers	$374,775	$97,224	$629	$472,628
Profit (loss)*	20,083	28,923	(10,132)	38,874
Income taxes (benefit)	7,698	11,162	(4,081)	14,779
Net income (loss)	12,385	17,761	(6,051)	24,095
Assets (at March 31, 2005, including net assets of discontinued operations)	2,876,934	6,762,868	70,383	9,710,185

Three months ended March 31, 2004
Revenues from external customers	$346,613	$89,258	$1,239	$437,110

Profit (loss)*	32,683	24,730	(9,405)	48,008
Income taxes (benefit)	12,660	8,803	(4,387)	17,076
Net income (loss)	20,023	15,927	(5,018)	30,932
Assets (at March 31, 2004, including net assets of discontinued operations)	2,761,264	6,500,356	264,303	9,525,923

*	Income (loss) from continuing operations before income taxes.

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

(3) Electric utility subsidiary

For HECO’s consolidated financial information, including its commitments and contingencies, see pages 12 through 28.

(4) Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Balance Sheet Data (unaudited)

(in thousands)	March 31, 2005	December 31, 2004

Assets
Cash and equivalents	$189,511	$120,295
Federal funds sold	36,060	41,491
Available-for-sale investment and mortgage-related securities	1,907,712	2,034,091
Available-for-sale mortgage-related securities pledged for repurchase agreements	885,650	919,281
Held-to-maturity investment securities	97,764	97,365
Loans receivable, net	3,330,571	3,249,191
Other	224,819	213,528
Goodwill and other intangibles	90,781	91,263
	$6,762,868	$6,766,505
Liabilities and stockholder’s equity
Deposit liabilities–noninterest bearing	$577,054	$558,958
Deposit liabilities–interest bearing	3,789,824	3,737,214
Securities sold under agreements to repurchase	753,180	811,438
Advances from Federal Home Loan Bank	998,200	988,231
Other	105,199	110,938
	6,223,457	6,206,779
Minority interests	3,442	3,415
Common stock	320,781	320,501
Retained earnings	251,059	243,001
Accumulated other comprehensive loss	(35,871)	(7,191)
	535,969	556,311
	$6,762,868	$6,766,505

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Statements of Income Data (unaudited)

Three months ended March 31	2005	2004
(in thousands)
Interest and dividend income
Interest and fees on loans	$48,513	$46,409
Interest on mortgage-related securities	33,828	27,077
Interest and dividends on investment securities	1,035	1,748
	83,376	75,234
Interest expense
Interest on deposit liabilities	12,017	12,210
Interest on Federal Home Loan Bank advances	10,825	10,497
Interest on securities sold under repurchase agreements	6,923	5,246
	29,765	27,953
Net interest income	53,611	47,281
Provision for loan losses	(3,100)	(1,600)
Net interest income after provision for loan losses	56,711	48,881
Other income
Fees from other financial services	5,863	5,582
Fee income on deposit liabilities	4,171	4,381
Fee income on other financial products	2,435	2,976
Fee income on loans serviced for others, net	215	(330)
Gain on sale of securities	—	16
Other income	1,164	1,399
	13,848	14,024
General and administrative expenses
Compensation and employee benefits	16,627	15,755
Occupancy	4,018	4,256
Equipment	3,399	3,667
Data processing	3,045	2,823
Consulting and other services	3,667	2,531
Other	10,850	7,765
	41,606	36,797
Income before minority interests and income taxes	28,953	26,108
Minority interests	27	26
Income taxes	11,162	8,803
Income before preferred stock dividends	17,764	17,279
Preferred stock dividends	3	1,352
Net income for common stock	$17,761	$15,927

In December 2004, ASB’s capital structure changed when ASB redeemed its preferred stock held by HEIDI ($75 million) and HEIDI infused common equity into ASB ($75 million).

At March 31, 2005, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.0 billion.

ASB Realty Corporation

In March 1998, ASB formed a subsidiary, ASB Realty Corporation, which elected to be taxed as a real estate investment trust (REIT). This reorganization had reduced Hawaii bank franchise taxes as a result of ASB taking a dividends received deduction on dividends paid to it by ASB Realty Corporation. The State of Hawaii Department of Taxation (DOT) challenged ASB’s position on the dividends received deduction and issued notices of tax assessment for 1999 through 2001. In October 2002, ASB filed an appeal with the State Board of Review, First Taxation District (Board). In May 2003, the Board issued its decision in favor of the DOT and ASB filed a notice of appeal with the Hawaii Tax Appeal Court. As required under Hawaii law, ASB paid the bank franchise taxes and interest assessed at that time ($17 million) in June 2003, but recorded this payment as a deposit rather than an expense for financial statement purposes.

In June 2004, the Hawaii Tax Appeal Court issued its decision in favor of the DOT and against ASB for tax assessed years 1999 through 2001. ASB appealed the decision to the Hawaii Supreme Court, which appeal was dismissed as part of a settlement described below. As a result of the Hawaii Tax Appeal Court’s decision, ASB wrote off the deposit recorded in June 2003 and expensed the related bank franchise taxes and interest for subsequent periods through March 31, 2004 related to this issue, resulting in a cumulative after-tax charge to net income in the second quarter of 2004 of $24 million ($21 million for the bank franchise taxes and $3 million for interest).

On December 31, 2004, ASB agreed to settle its dispute with the DOT and close the tax years 1999 through 2004 (relating to the financial performance of ASB for the calendar years 1998 through 2003) for purposes of audit, examination, assessment, refund and judicial review. Under the terms of the settlement, ASB agreed to pay the DOT $12 million, in addition to the $17 million previously paid under protest, dismiss its appeal to the Hawaii Supreme Court and not take the dividends received deduction in future years. As a result, ASB recognized $3 million in additional net income in the fourth quarter of 2004, representing a partial reversal of the $24 million previously charged against net income. A plan for the dissolution of ASB Realty Corporation has been approved by the Hawaii Commissioner of Financial Institutions. The plan for dissolution is pending shareholder approval and contemplates that ASB Realty Corporation would satisfy all obligations to creditors and then distribute substantially all of its assets to ASB.

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

In 1998 and 1999, the HEIPC Group invested $10 million to acquire shares in Cagayan Electric Power & Light Co., Inc. (CEPALCO), an electric distribution company in the Philippines. The HEIPC Group recognized impairment losses of approximately $8 million prior to 2004 to adjust this investment to its estimated net realizable value at the time. In the first quarter of 2004, the HEIPC Group sold HEIPC Philippine Development, LLC, the HEIPC Group company that held an interest in CEPALCO, for a nominal gain.

In the third quarter of 2004, the HEIPC Group transferred its interest in the China joint venture to its partner and another entity for $3 million and recorded a gain on disposal, net of income taxes, of $2 million. The HEIPC Group is continuing to pursue recovery of a significant portion of its losses through arbitration of its claims under a political risk insurance policy. It is expected that the arbitration will conclude before June 30, 2005 with a decision possible prior to year-end. Management cannot predict when a final decision will be rendered or the outcome of its claims.

As of March 31, 2005, the remaining net assets of the discontinued international power operations amounted to $11 million (included in “Other” assets) and consisted primarily of deferred taxes receivable, reduced by a reserve for losses from operations during the phase-out period (primarily for legal fees). HEIPC increased its reserve for future expenses by $1 million in the first quarter of 2004. If the HEIPC Group is successful in pursuing its insurance claims in connection with its China joint venture interest, any such recovery would be recorded as a gain on disposal of discontinued operations. Further losses may be sustained if the expenditures made in pursuing its insurance claims in connection with the China joint venture interest exceed the total of any recovery ultimately achieved and the amount provided for in HEI’s reserve for discontinued operations.

(6) HEI common stock sale and redemption of HEI-obligated trust preferred securities; HEI medium-term notes; HECO-obligated trust preferred securities

Hawaiian Electric Industries Capital Trust I (the Trust) was a Delaware statutory trust and financing entity which issued, in 1997, $100 million of 8.36% Trust Originated Preferred Securities to the public. In March 2004, HEI completed the issuance and sale of 2 million shares of its common stock (pre-split) in a registered public offering. HEI used the net proceeds from the sale, along with other corporate funds, to effect the redemption of the 8.36% Trust Originated Preferred Securities in April 2004. The Trust was dissolved in April 2004 and terminated in late 2004.

On March 17, 2004, HEI sold $50 million of 4.23% notes, due March 15, 2011, under its registered medium-term note program. The net proceeds from this sale were ultimately used to make short-term loans to HECO, to assist HECO and HELCO in redeeming the 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998, in April 2004 and for other general corporate purposes. HECO has repaid those short-term loans primarily with funds saved from reducing dividends to HEI in 2004.

See Note 2 of HECO’s “Notes to Consolidated Financial Statements” for a discussion of the electric utilities’ trust preferred securities.

(7) Retirement benefits

For the first quarter of 2005, ASB paid $6 million and HECO paid $3 million of contributions to the retirement benefit plans, compared to $1 million and $3 million, respectively, in the first quarter of 2004. The Company’s current estimate of contributions to the retirement benefit plans in 2005 is $17 million, compared to contributions of $37 million in 2004. The balance of the estimated 2005 contributions is expected to be made primarily by the electric utilities.

The components of net periodic benefit cost were as follows:

	Pension benefits		Other benefits
Three months ended March 31	2005	2004	2005	2004
(in thousands)
Service cost	$7,283	$6,751	$1,273	$1,094
Interest cost	13,058	12,610	2,808	2,584
Expected return on plan assets	(18,374)	(18,209)	(2,485)	(2,109)
Amortization of unrecognized transition obligation	1	1	784	820
Amortization of prior service cost (gain)	(146)	(149)	3	3
Recognized actuarial loss	1,594	219	159	308
Net periodic benefit cost	$3,416	$1,223	$2,542	$2,700

Of the net periodic benefit costs, the Company recorded expense of $4.7 million and $3.1 million in the first quarter of 2005 and 2004, respectively, and charged the remaining amounts primarily to electric utility plant.

(8) Common stock split

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

(9) Commitments and contingencies

See Note 5, “Discontinued operations,” above and Note 5, “Commitments and contingencies,” in HECO’s “Notes to Consolidated Financial Statements.”

(10) Cash flows

Supplemental disclosures of cash flow information

For the three months ended March 31, 2005 and 2004, the Company paid interest amounting to $36.6 million and $37.0 million, respectively.

For the three months ended March 31, 2005 and 2004, the Company paid income taxes amounting to $11.8 million (including payment for bank franchise taxes for the three months ended March 31, 2005 related to a prior year settlement) and $1.9 million, respectively.

Supplemental disclosures of noncash activities

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $4.5 million for the three months ended March 31, 2004. Beginning in March 2004, HEI began satisfying the requirements of the HEI DRIP and the Hawaiian

Electric Industries Retirement Savings Plan (HEIRSP) by acquiring for cash its common shares through open market purchases rather than the issuances of additional shares.

Other noncash increases in common stock for director and officer compensatory plans were $1.9 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively

(11) Recent accounting pronouncements and interpretations

For a discussion of recent accounting pronouncements and interpretations regarding the consolidation of variable interest entities, determining whether an arrangement contains a lease, and the tax effects of income from domestic production activities, see Note 7 of HECO’s “Notes to Consolidated Financial Statements.”

Investments in other than common stock

In July 2004, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF Issue No. 02-14 requires that companies that have the ability to exercise significant influence over the investee apply the equity method of accounting when it has either common stock or “in-substance” common stock of the investee. EITF Issue No. 02-14 was effective in reporting periods beginning after September 15, 2004. The Company adopted EITF Issue No. 02-14 on October 1, 2004 and the adoption had no effect on the Company’s financial statements.

Other-than-temporary impairment and its application to certain investments

In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance for determining whether an investment in debt or equity securities is impaired, evaluating whether an impairment is other-than-temporary and measuring impairment. EITF Issue No. 03-1 also provides disclosure guidance. The recognition and measurement guidance would have applied prospectively to all current and future investments within the scope of EITF Issue No. 03-1 in reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1 to delay the effective date of the recognition and measurement guidance. A new effective date is expected when the new guidance is issued.

Participating securities and the two-class method under SFAS No. 128

In March 2004, the FASB ratified EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share.” EITF Issue No. 03-6 addresses various questions related to calculating earnings per share (EPS) in accordance with FASB Statement No. 128, “Earnings per Share,” including questions related to: (a) the types of securities that should be considered participating, (b) the application of the two-class method, and (c) the allocation of undistributed earnings and losses to participating securities. EITF No. 03-6 was effective for reporting periods beginning after March 31, 2004 and, if its application results in different EPS for prior periods, the previously-reported EPS should be restated. The Company adopted EITF Issue No. 03-6 in the second quarter of 2004 and the adoption had no effect on the Company’s financial statements.

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

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the 2003 Act) was signed into law on December 8, 2003. The 2003 Act expanded Medicare to include for the first time coverage for prescription drugs. The 2003 Act provides that persons eligible for Medicare benefits can enroll in Part D, prescription drug coverage, for a monthly premium. Alternatively, if an employer sponsors a retiree health plan that provides benefits determined to be actuarially equivalent to those covered under the Medicare standard prescription drug benefit, the employer will be paid a subsidy of 28% of a participant’s drug costs between $250 and $5,000 if the participant waives coverage under Medicare Part D.

In May 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” When an employer is able to determine that benefits provided by its plan are actuarially equivalent to the Medicare Part D benefits, the FSP requires (a) treatment of the effects of the federal subsidy as an actuarial gain like similar gains and losses, and (b) certain financial statement disclosures related to the impact of the 2003 Act for employers that sponsor postretirement health care plans providing prescription drug benefits. FSP No. 106-2 was effective for the first interim or annual period beginning after June 15, 2004.

In the Company’s current disclosure, the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy because the impact to the Company’s obligations and costs, if any, will be immaterial.

Share-based payment

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. Since the Company adopted the recognition provisions of SFAS No. 123 as of January 1, 2002, the only change the Company expects to make upon adoption is how it accounts for forfeitures. Historically, forfeitures have not been significant. SFAS No. 123 (revised 2004) is effective as of January 1, 2006 for the Company. Also, in March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides accounting, disclosure, valuation and other guidance related to share-based payment arrangements. The Company will adopt the provisions of SFAS No. 123 (revised 2004) and the guidance in SAB No. 107 on January 1, 2006 and expects the impact of adoption to be immaterial.

Asset retirement obligations

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” which will require recognition of a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Company must adopt FIN 47 no later than December 31, 2005. Management has not yet determined the impact of adoption on the Company’s financial condition, results of operations or liquidity.

(12) Income taxes

The Company believes it has adequately provided for income tax issues not yet resolved with federal and state tax authorities. At March 31, 2005, $4 million, net of tax effects, was accrued for these issues. Although not probable, adverse developments on certain issues could result in additional charges to net income in the future. Based on information currently available, the Company believes the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except par value)	March 31, 2005	December 31, 2004
Assets
Utility plant, at cost
Land	$32,988	$32,995
Plant and equipment	3,614,824	3,573,716
Less accumulated depreciation	(1,386,444)	(1,361,703)
Plant acquisition adjustment, net	184	197
Construction in progress	99,117	102,949
Net utility plant	2,360,669	2,348,154
Current assets
Cash and equivalents	7,977	327
Customer accounts receivable, net	88,178	102,007
Accrued unbilled revenues, net	65,501	79,028
Other accounts receivable, net	4,819	6,499
Fuel oil stock, at average cost	65,444	58,570
Materials and supplies, at average cost	25,219	23,768
Prepaid pension benefit cost	104,117	106,018
Other	7,313	8,327
Total current assets	368,568	384,544
Other long-term assets
Regulatory assets	109,423	108,630
Unamortized debt expense	14,916	14,724
Other	23,358	23,563
Total other long-term assets	147,697	146,917
	$2,876,934	$2,879,615
Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	299,186	298,938
Retained earnings	635,231	632,779
Common stock equity	1,019,804	1,017,104
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Long-term debt, net	754,873	752,735
Total capitalization	1,808,970	1,804,132
Current liabilities
Short-term borrowings–nonaffiliates	100,107	76,611
Short-term borrowings–affiliate	10,463	11,957
Accounts payable	84,508	94,015
Interest and preferred dividends payable	15,014	10,738
Taxes accrued	82,406	105,925
Other	28,282	34,981
Total current liabilities	320,780	334,227
Deferred credits and other liabilities
Deferred income taxes	187,919	189,193
Regulatory liabilities	202,568	197,089
Unamortized tax credits	53,563	53,208
Other	68,701	66,261
Total deferred credits and other liabilities	512,751	505,751
Contributions in aid of construction	234,433	235,505
	$2,876,934	$2,879,615

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

Three months ended March 31	2005	2004
(in thousands, except ratio of earnings to fixed charges)

Operating revenues	$373,690	$345,944
Operating expenses
Fuel oil	115,626	97,086
Purchased power	101,216	92,239
Other operation	41,316	34,269
Maintenance	17,938	16,996
Depreciation	30,820	28,744
Taxes, other than income taxes	35,971	32,884
Income taxes	7,738	12,887
	350,625	315,105
Operating income	23,065	30,839
Other income
Allowance for equity funds used during construction	1,087	1,449
Other, net	843	641
	1,930	2,090
Income before interest and other charges	24,995	32,929
Interest and other charges
Interest on long-term debt	10,909	10,070
Amortization of net bond premium and expense	556	569
Other interest charges	1,073	2,412
Allowance for borrowed funds used during construction	(427)	(644)
Preferred stock dividends of subsidiaries	229	229
	12,340	12,636
Income before preferred stock dividends of HECO	12,655	20,293
Preferred stock dividends of HECO	270	270
Net income for common stock	$12,385	$20,023
Ratio of earnings to fixed charges (SEC method)	2.51	3.37

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Retained Earnings (unaudited)

Three months ended March 31	2005	2004
(in thousands)
Retained earnings, beginning of period	$632,779	$563,215
Net income for common stock	12,385	20,023
Common stock dividends	(9,933)	(11,613)
Retained earnings, end of period	$635,231	$571,625

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2005	2004
(in thousands)

Cash flows from operating activities
Income before preferred stock dividends of HECO	$12,655	$20,293
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Depreciation of property, plant and equipment	30,820	28,744
Other amortization	2,223	1,957
Deferred income taxes	(1,398)	3,197
Tax credits, net	693	1,141
Allowance for equity funds used during construction	(1,087)	(1,449)
Changes in assets and liabilities
Decrease in accounts receivable	15,509	5,923
Decrease in accrued unbilled revenues	13,527	2,297
Increase in fuel oil stock	(6,874)	(1,493)
Increase in materials and supplies	(1,451)	(1,733)
Increase in regulatory assets	(279)	(361)
Decrease in accounts payable	(9,507)	(10,294)
Decrease in taxes accrued	(23,519)	(19,904)
Changes in other assets and liabilities	2,370	(4,252)
Net cash provided by operating activities	33,682	24,066
Cash flows from investing activities
Capital expenditures	(37,757)	(38,564)
Contributions in aid of construction	1,871	1,352
Other	1,423	(1,546)
Net cash used in investing activities	(34,463)	(38,758)
Cash flows from financing activities
Common stock dividends	(9,933)	(11,613)
Preferred stock dividends	(270)	(270)
Proceeds from issuance of long-term debt	48,485	324
Repayment of long-term debt	(47,000)	—
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	22,002	32,992
Other	(4,853)	(2,974)
Net cash provided by financing activities	8,431	18,459
Net increase in cash and equivalents	7,650	3,767
Cash and equivalents, beginning of period	327	158
Cash and equivalents, end of period	$7,977	$3,925

See accompanying notes to HECO’s consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in HECO’s SEC Form 10-K for the year ended December 31, 2004.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of March 31, 2005 and December 31, 2004 and the results of their operations and their cash flows for the three months ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation. For example, assets and liabilities at December 31, 2004 have been restated for the reclassification of regulatory assets from “Regulatory liabilities, net” to “Regulatory assets” and “Regulatory liabilities.”

The consolidated financial statements include the accounts of HECO and its wholly-owned subsidiaries, but exclude subsidiaries which are variable-interest entities of which consolidated HECO is not the primary beneficiary. Investments in companies over which HECO and its subsidiaries have the ability to exercise significant influence, but not control, are accounted for using the equity method (see Note 2). All material intercompany accounts and transactions have been eliminated.

(2) HECO-obligated mandatorily redeemable trust preferred securities of unconsolidated subsidiary trusts holding solely HECO and HECO-guaranteed debentures

HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 trust securities, consisting of 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) issued to the public and trust common securities ($1.5 million aggregate liquidation preference) issued to HECO, (ii) investing the proceeds of the trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by each of MECO and HELCO in the respective principal amounts of $10 million, (iii) making distributions on the 2004 Trust Preferred Securities and trust common securities and (iv) engaging in only those other activities necessary or incidental thereto. The trust preferred securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are redeemable at the issuer’s option without premium beginning on March 18, 2009. The 2004 Debentures, together with the obligations of HECO, MECO and HELCO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of MECO and HELCO under their respective debentures, are the sole assets of Trust III. Trust III has at all times been an unconsolidated subsidiary of HECO under FIN 46R, “Consolidation of Variable Interest Entities.” Trust III’s balance sheet as of March 31, 2005 consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of Trust Common Securities. Trust III’s income statement for three months ended March 31, 2005 consisted of $0.8 million of interest income received from the 2004 Debentures; $0.8 million of distributions to holders of the Trust Preferred Securities; and $25,000 of common dividends on the Trust Common Securities to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro rata distributions on the Trust Common Securities, and in certain circumstances, HECO’s right to receive such distributions is subordinate to the right of the holders to receive distributions on their 2004 Trust Preferred Securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

HECO Capital Trust I (Trust I) was a financing entity, which issued, in 1997, $50 million of 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (1997 Trust Preferred Securities) to the public. In March 2004, HECO, HELCO and MECO borrowed the proceeds of the sale of Trust III’s 2004 Trust Preferred Securities and, in April 2004, applied the proceeds, along with other corporate funds, to redeem the 1997 Trust Preferred Securities. HECO Capital Trust II (Trust II) was a financing entity, which issued, in 1998, $50 million of 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998 (1998 Trust Preferred Securities) to the public. In April 2004, the electric utilities used funds primarily from short-term borrowings from HEI and from the issuance of commercial paper by HECO to redeem the 1998 Trust Preferred Securities. Trust I and Trust II, each a Delaware statutory trust, were consolidated subsidiaries of HECO until they were deconsolidated under FIN 46R as of January 1, 2004. Trust I and Trust II were dissolved in April 2004 and terminated in December 2004.

(3) Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. HECO and its subsidiaries’ payments to the taxing authorities are based on the prior year’s revenues. For the three months ended March 31, 2005 and 2004, HECO and its subsidiaries included approximately $34 million and $31 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

(4) Retirement benefits

In each of the first quarters of 2005 and 2004, HECO and its subsidiaries paid contributions of $3 million to the retirement benefit plans. HECO and its subsidiaries’ current estimate of contributions to the retirement benefit plans in 2005 is $11 million, compared to their contributions of $34 million in 2004.

The components of net periodic benefit cost were as follows:

	Pension benefits		Other benefits
Three months ended March 31	2005	2004	2005	2004
(in thousands)

Service cost	$5,874	$5,577	$1,237	$1,064
Interest cost	11,716	11,385	2,736	2,520
Expected return on plan assets	(16,650)	(16,633)	(2,448)	(2,078)
Amortization of unrecognized transition obligation	1	1	782	816
Amortization of prior service gain	(188)	(186)	—	—
Recognized actuarial loss	1,257	26	147	295
Net periodic benefit cost	$2,010	$170	$2,454	$2,617

Of the net periodic benefit costs, HECO and its subsidiaries recorded expense of $3.2 million and $2.0 million in the first quarter of 2005 and 2004, respectively, and charged the remaining amounts primarily to electric utility plant.

(5) Commitments and contingencies

Interim increases

At March 31, 2005, HECO and its subsidiaries had recognized $17 million of revenues with respect to interim orders regarding certain integrated resource planning costs, which revenues are subject to refund, with interest, if and to the extent they exceed the amounts allowed in final orders.

HELCO power situation

Historical context. In 1991, HELCO began planning to meet increased electric generation demand forecast for 1994. It planned to install at its Keahole power plant two 20 megawatt (MW) combustion turbines (CT-4 and CT-5), followed by an 18 MW heat steam recovery generator (ST-7), at which time these units would be converted to a 56 MW (net) dual train combined-cycle unit. In January 1994, the PUC approved expenditures for CT-4. In 1995, the PUC allowed HELCO to pursue construction of and commit expenditures for CT-5 and ST-7, but noted that such costs are not to be included in rate base until the project is installed and “is used and useful for utility purposes.”

Status. Installation of CT-4 and CT-5 was significantly delayed as a result of land use and environmental permitting delays and related administrative proceedings and lawsuits, which have been described in detail in previous periodic reports filed with the SEC. However, in 2003, the parties opposing the plant expansion project (other than Waimana Enterprises, Inc. (Waimana), which did not participate in the settlement discussions and opposes the settlement) entered into a Settlement Agreement with HELCO and several Hawaii regulatory agencies, intended in part to permit HELCO to complete CT-4 and CT-5. Subsequently, CT-4 and CT-5 were installed and put into limited commercial operation in May and June 2004, respectively. Noise mitigation equipment has been installed on CT-4 and CT-5 and additional noise mitigation work on those units is expected to be completed (a condition to full-time operation of CT-4 and CT-5 in the Settlement Agreement) before the Board of Land and Natural Resources’ (BLNR’s) construction deadline in mid-2005.

Currently, three appeals to the Hawaii Supreme Court by Waimana have been fully briefed and are awaiting decision. These are appeals to judgments of the Third Circuit Court involving (i) vacating of a November 2002 Final Judgment which had halted construction; (ii) the BLNR 2003 construction period extension; and (iii) the BLNR’s approval of a revocable permit allowing HELCO to use brackish well water as the primary source of water for operating the Keahole plant. Additionally, on March 2, 2005, Waimana and another party appealed a judgment upholding the BLNR’s approval of a long-term lease allowing HELCO to use brackish well water. Full implementation of the Settlement Agreement is conditioned on obtaining final dispositions of all litigation pending at the time of the Settlement Agreement. If the remaining dispositions are obtained, as HELCO believes they will be, then HELCO must undertake a number of actions under the Settlement Agreement, including expediting efforts to obtain the permits and approvals necessary for installation of ST-7 with selective catalytic reduction emissions control equipment, using primarily brackish water resources, assisting the Department of Hawaiian Home Lands in installing solar water heating in its housing projects and in obtaining a major part of HELCO’s potable water allocation from the County of Hawaii, supporting the Keahole Defense Coalition’s participation in certain PUC cases, and cooperating with neighbors and community groups (including a Hot Line service).

HELCO’s plans for ST-7 are pending until it obtains the contemplated reclassification of the Keahole plant site from conservation to urban and obtains the necessary permits. HELCO has filed a petition for reclassification with the State Land Use Commission and evidentiary hearings are scheduled in May 2005.

Costs incurred; management’s evaluation. As of March 31, 2005, HELCO’s capitalized costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (excluding costs for pre-air permit facilities) amounted to approximately $106 million, including $42 million for equipment and material purchases, $44 million for planning, engineering, permitting, site development and other costs and $20 million for an allowance for funds used during construction (AFUDC) up to November 30, 1998, after which date management decided not to continue accruing AFUDC. Of this amount, $103 million has been reclassified from construction in progress to plant and equipment and depreciation has been recorded since January 1, 2005. As of March 31, 2005, estimated additional capital costs of $5 million will be required to complete the installations of CT-4 and CT-5, including the costs necessary to satisfy the requirements of the Settlement Agreement.

Management believes that the prospects are good that the remaining Settlement Agreement conditions will be satisfied and that any further necessary permits will be obtained and that the appeals will be favorably resolved. However, HELCO’s electric rates will not change specifically as a result of including CT-4 and CT-5 in plant and equipment until HELCO files a rate increase application and the PUC grants HELCO rate relief. While management believes that no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of March 31, 2005, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HELCO may be required to write off a material portion of these costs.

East Oahu transmission system

HECO transmits bulk power to the Honolulu/East Oahu area over two major transmission corridors (Northern and Southern). HECO had planned to construct a line from the Kamoku substation to the Pukele substation, which serves approximately 16% of Oahu’s electrical load, including Waikiki, in order to close the gap between the Southern and Northern corridors and provide a third transmission line to the Pukele substation, but a permit which would have allowed construction in the originally planned route through conservation district lands was denied in June 2002.

HECO continues to believe that the proposed reliability project (the East Oahu Transmission Project) is needed. In December 2003, HECO filed an application with the PUC requesting approval to commit funds (currently estimated at $55 million, of which $24 million have been incurred) for a revised East Oahu Transmission Project. In March 2004, the PUC granted intervenor status to an environmental organization and three elected officials, granted a more limited participant status to four community organizations, and denied intervention sought by two individuals in the PUC proceeding. At HECO’s request, the PUC agreed to be the accepting agency for an environmental assessment (EA) of the revised project. The PUC determined that an environmental impact statement is not required and issued a “Negative Declaration” or “Finding of No Significant Impact” for HECO’s Final EA in April 2005. Notice of the PUC’s determination was published in the April 23, 2005 Environmental Bulletin. The testimonies of the other parties are scheduled to follow this now completed environmental review process and a hearing before the PUC is currently expected to be held before the end of 2005.

Subject to PUC approval, HECO plans to construct the revised project, none of which is in conservation district lands, in two phases. Completion of the first phase, currently projected for 2007, will address future potential transmission line overloads in the Northern and Southern corridors and improve the reliability of service to many customers in the Pukele substation service area, including Waikiki. The second phase, projected to take an additional two years to complete, will improve service to additional customers in the Pukele substation service area by minimizing the duration of service interruptions that could occur under certain contingencies.

As of March 31, 2005, the accumulated costs recorded in construction in progress related to the East Oahu Transmission Project amounted to $24 million, including $15 million for planning, engineering and permitting costs and $9 million for AFUDC. The recovery of costs relating to the project is subject to the rate-making process administered by the PUC. Management believes no adjustment to project costs incurred is required as of March 31, 2005. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the project into service whether or not it is completed.

State of Hawaii, ex rel., Bruce R. Knapp, Qui Tam Plaintiff, and Beverly Perry, on behalf of herself and all others similarly situated, Class Plaintiff, vs. The AES Corporation, AES Hawaii, Inc., HECO and HEl

In April 2002, HECO and HEI were served with an amended complaint filed in the First Circuit Court of Hawaii alleging that the State of Hawaii and HECO’s other customers had been overcharged for electricity by over $1 billion since September 1992 due to alleged excessive prices in the PUC-approved amended PPA between HECO and AES Hawaii, Inc. The PUC proceedings in which the amended PPA was approved addressed a number of issues, including whether the terms and conditions of the PPA were reasonable.

As a result of rulings by the First Circuit Court in 2003, all claims for relief and causes of action in the amended complaint were dismissed. In October 2003, plaintiff Beverly Perry filed a notice of appeal to the Hawaii Supreme Court and the Intermediate Court of Appeals, on the grounds that the Circuit Court erred in its reliance on the doctrine of primary jurisdiction and the statute of limitations. On July 16, 2004, the Supreme Court retained jurisdiction of the appeal (rather than assign the appeal to Intermediate Court of Appeals) and a decision is pending. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s or HECO’s consolidated financial position, results of operations or liquidity.

Environmental regulation

HECO, HELCO and MECO, like other utilities, periodically identify petroleum-releases into the environment from their generation plants and other facilities and report and take action on these releases when and as required by applicable law and regulations. Except as otherwise disclosed herein, the Company believes that each subsidiary’s costs of responding to any such releases to date will not have a material adverse effect, individually and in the aggregate, on the Company’s or consolidated HECO’s financial statements.

Honolulu Harbor investigation. In 1995, the Department of Health of the State of Hawaii (DOH) issued letters indicating that it had identified a number of parties, including HECO, who appeared to be potentially responsible for subsurface petroleum contamination and/or operated their facilities upon petroleum-contaminated land at or near Honolulu Harbor in the Iwilei district of Honolulu. Certain of the identified parties formed a work group to determine the nature and extent of any contamination and appropriate response actions, as well as identify additional potentially responsible parties (PRPs). The U.S. Environmental Protection Agency (EPA) became involved in the investigation in June 2000. Later in 2000, the DOH issued notices to additional PRPs. The parties in the work group and some of the new PRPs (collectively, the Participating Parties) entered into a joint defense agreement and signed a voluntary response agreement with the DOH. The Participating Parties agreed to fund investigative and remediation work using an interim cost allocation method (subject to a final allocation) and have organized a limited liability company to perform the work.

Since 2001, subsurface investigation and assessment have been conducted and several preliminary oil removal tasks have been performed at the Iwilei Unit in accordance with notices of interest issued by the EPA and DOH. Currently, the Participating Parties are preparing Remediation Alternatives Analyses, which will identify and recommend remedial approaches. HECO routinely maintains its facilities and has investigated its operations in the Iwilei area and ascertained that they are not releasing petroleum.

Management developed a preliminary estimate of HECO’s share of costs primarily from 2002 through 2005 for continuing investigative work, remedial activities and monitoring at the Iwilei Unit of approximately $1.1 million (which was expensed in 2001 and of which $0.4 million has been incurred through April 15, 2005). Because (1) the full scope and extent of additional investigative work, remedial activities and monitoring are unknown at this time, (2) the final cost allocation method has not yet been determined and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei Unit (including its Honolulu power plant site), the cost estimate may be subject to significant change and additional material investigative and remedial costs may be incurred.

Collective bargaining agreements

Approximately 60% of the electric utilities’ employees are members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, Unit 8, which is the only union representing employees of the Company. The current collective bargaining and benefit agreements cover a four-year term, from November 1, 2003 to October 31, 2007, and provide for non-compounded wage increases (3% on November 1, 2003, 1.5% on November 1, 2004, 1.5% on May 1, 2005, 1.5% on November 1, 2005, 1.5% on May 1, 2006, and 3% on November 1, 2006).

(6) Cash flows

Supplemental disclosures of cash flow information

For the three months ended March 31, 2005 and 2004, HECO and its subsidiaries paid interest amounting to $7.7 million and $8.6 million, respectively.

For the three months ended March 31, 2005 and 2004, HECO and its subsidiaries paid income taxes amounting to $3.0 million and $5.8 million, respectively.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $1.1 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively.

In March 2004, HECO, HELCO and MECO issued 6.50% Junior Subordinated Deferrable Interest Debentures to HECO Capital Trust III in the aggregate principal amount of approximately $51.5 million and directed that the proceeds from the issuance of the debentures be deposited with the trustee for HECO Capital Trust I and ultimately be used in April 2004 to redeem its 8.05% Cumulative Quarterly Income Preferred Securities ($50 million aggregate liquidation preference) and its common securities of approximately $1.5 million. In March 2004, HECO, HELCO and MECO recorded noncash transactions to reflect the aggregate $51.5 million receivable from HECO Capital Trust I (included in “Other accounts receivable, net”) and the aggregate $51.5 million obligation under the 6.50% Junior Subordinated Deferrable Interest Debentures (included in “Long-term debt, net”). See Note 2 for additional information.

(7) Recent accounting pronouncements and interpretations

For a discussion of recent accounting pronouncements and interpretations regarding investments in other than common stock, other-than-temporary impairment and its application to certain investments, investments in limited liability companies, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and asset retirement obligations, see Note 11 of HEI’s “Notes to Consolidated Financial Statements.”

Consolidation of variable interest entities

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN 46.

As of March 31, 2005, HECO and its subsidiaries had six PPAs for a total of 512 MW of firm capacity, and other PPAs with smaller IPPs and Schedule Q providers that supplied as-available energy. Approximately 91% of the 512 MW of firm capacity is under PPAs, entered into before December 31, 2003, with AES Hawaii, Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (Hamakua) and H-POWER. Purchases from all IPPs for the three months ended March 31, 2005 totaled $101 million, with purchases from AES Hawaii, Kalaeloa, Hamakua and H-POWER totaling $33 million, $36 million, $12 million and $9 million, respectively. The primary business activities of these IPPs are the generation and sale of power to HECO and its subsidiaries. Current financial information about the size, including total assets and revenues, for many of these IPPs is not publicly available. Under FIN 46R, an enterprise with an interest in a VIE or potential VIE created before December 31, 2003 is not required to apply FIN 46R to that entity if the enterprise is unable to obtain, after making an exhaustive effort, the information necessary to (1) determine whether the entity is a VIE, (2) determine whether the enterprise is the VIE’s primary beneficiary, or (3) perform the accounting required to consolidate the VIE for which it is determined to be the primary beneficiary.

HECO and its subsidiaries have reviewed their significant PPAs and determined that the IPPs had no contractual obligation to provide such information. In March 2004, HECO and its subsidiaries sent letters to all of their IPPs, except the Schedule Q providers, requesting the information that they need to determine the applicability of FIN 46R to the respective IPP, and subsequently contacted most of the IPPs by telephone to explain and repeat its request for information. (HECO and its subsidiaries excluded their Schedule Q providers from the scope of FIN 46R because HECO and its subsidiaries’ variable interest in the provider would not be significant to HECO and its subsidiaries and they did not participate significantly in the design of the provider.) Some of the IPPs provided sufficient information for HECO and its subsidiaries to determine that the IPP was not a VIE, or was either a “business” or “governmental organization” (H-POWER) as defined under FIN 46R, and thus excluded from the scope of FIN 46R. Other IPPs, including the three largest, declined to provide the information necessary for HECO and its subsidiaries to determine the applicability of FIN 46R, and HECO and its subsidiaries have been unable to apply FIN 46R to these IPPs. In January 2005, HECO and its subsidiaries again sent letters to the IPPs that were not excluded from the scope of FIN 46R, requesting the information required to determine the applicability of FIN 46R to the respective IPP. All of these IPPs again declined to provide the necessary information.

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

As required under FIN 46R, HECO and its subsidiaries will continue their efforts to obtain the information necessary to make the determinations required under FIN 46R. If the requested information is ultimately received, a possible outcome of future analyses is the consolidation of an IPP in HECO’s consolidated financial statements. The consolidation of any significant IPP could have a material effect on HECO’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities, and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses.

In October 2004, HELCO and Apollo Energy Corporation (Apollo) executed a restated and amended PPA which enables Apollo to repower its existing 7 MW facility, and install an additional 13.5 MW of capacity, for a total windfarm capacity of 20.5 MW. In December 2004, MECO executed a new PPA with Kaheawa Wind Power, LLC (KWP), which plans to install a 30 MW windfarm on Maui. The revised PPA with Apollo and new PPA with KWP were approved by the PUC in March 2005, and became effective in April 2005. Management has not completed its determination of whether Apollo or KWP are VIEs and whether HELCO is the primary beneficiary (if either is determined to be a VIE). However, based on information currently available, management believes the impact on consolidated HECO’s financial statements for the consolidation of Apollo, if necessary, would have been insignificant for the first quarter of 2005 and for the consolidation of KWP, if necessary, is expected to be insignificant for the second quarter of 2005. However, depending on the magnitude of the improvements contemplated in the respective PPAs, the significance of Apollo and KWP may increase in the future.

See Note 2 for additional information regarding the application of FIN 46R to HECO Capital Trust III.

Determining whether an arrangement contains a lease

In May 2003, the FASB ratified EITF Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” Under EITF Issue No. 01-8, companies may need to recognize service contracts, such as PPAs for energy and capacity, or other arrangements as leases subject to the requirements of SFAS No. 13, “Accounting for Leases.” The Company adopted the provisions of EITF Issue No. 01-8 in the third quarter of 2003. Since EITF Issue No. 01-8 applies prospectively to arrangements agreed to, modified or acquired after June 30, 2003, the adoption of EITF Issue No. 01-8 had no effect on the Company’s historical financial statements. If any new PPA or a reassessment of an existing agreement required under certain circumstances (such as in the event of a material amendment of the agreement) falls under the scope of EITF Issue No. 01-8 and SFAS No. 13, and results in the classification of the agreement as a capital lease, a material effect on the Company’s financial statements may result, including the recognition of a significant capital asset and lease obligation.

In October 2004, Kalaeloa and HECO executed two amendments to their PPA under which, if PUC approval is obtained and other conditions are satisfied, Kalaeloa may make an additional 29 MW of firm capacity available to HECO. HECO reassessed the PPA under EITF Issue No. 01-8 due to the amendments and determined that the PPA does not constitute a lease because HECO does not control or operate Kalaeloa’s property, plant or equipment and another party is purchasing more than a minor amount of the output.

Tax effects of income from domestic production activities

In December 2004, the FASB issued FSP No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004,” which was effective upon issuance. FSP No. 109-1 clarifies that the new deduction for qualified domestic production activities should be accounted for as a special deduction under SFAS No. 109, and not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the new tax law.

Management is currently reviewing various aspects of the American Jobs Creation Act of 2004 (the 2004 Act), including two notable provisions with potential implications for HECO and its subsidiaries:

1.	Manufacturing tax incentives for the production of electricity beginning in 2005. Taxpayers will be able to deduct a percentage (3% in 2005 and 2006, 6% in 2007 through 2009, and 9% in 2010 and thereafter) of the lesser of their qualified production activities income or their taxable income.

2.	Generally for electricity sold and produced after October 22, 2004, the 2004 Act expands the income tax credit for electricity produced from certain sources to include open-loop biomass, geothermal and solar energy, small irrigation power, landfill gas, trash combustion and qualifying refined coal production facilities.

Pending further guidance from the Department of Treasury and the Internal Revenue Service on these provisions, management has not yet determined the impact of these provisions on HECO’s consolidated results of operations, financial condition or liquidity. However, management expects that the second provision currently would have an insignificant impact on HECO and its subsidiaries.

(8) Income taxes

HECO and its subsidiaries believe they have adequately provided for income tax issues not yet resolved with federal and state tax authorities. At March 31, 2005, $1 million, net of tax effects, was accrued for these issues. Although not probable, adverse developments on certain issues could result in additional charges to net income in the future. Based on information currently available, HECO and its subsidiaries believe the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on HECO’s consolidated results of operations, financial condition or liquidity.

(9) Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

Three months ended March 31	2005	2004
(in thousands)
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$31,606	$44,140
Deduct:
Income taxes on regulated activities	(7,738)	(12,887)
Revenues from nonregulated activities	(1,085)	(669)
Add:
Expenses from nonregulated activities	282	255
Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$23,065	$30,839

(10) Consolidating financial information

HECO is not required to provide separate financial statements and other disclosures concerning HELCO and MECO to holders of the 2004 Debentures issued by HELCO and MECO to Trust III since these securities have been fully and unconditionally guaranteed, on a subordinated basis, by HECO. Consolidating information is provided below for these and other HECO subsidiaries for the periods ended and as of the dates indicated. HECO also unconditionally guarantees HELCO’s and MECO’s obligations (a) to the State of Hawaii for the repayment of principal and interest on their Special Purpose Revenue Bonds and (b) relating to the trust preferred securities of Trust III. Also, see Note 2. HECO is also obligated to make dividend, redemption and liquidation payments on HELCO’s and MECO’s preferred stock if the respective subsidiary is unable to make such payments.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

March 31, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Assets
Utility plant, at cost
Land	$25,653	3,018	4,317	—	—	$32,988
Plant and equipment	2,234,019	722,809	657,996	—	—	3,614,824
Less accumulated depreciation	(862,165)	(259,020)	(265,259)	—	—	(1,386,444)
Plant acquisition adjustment, net	—	—	184	—	—	184
Construction in progress	71,739	16,717	10,661	—	—	99,117
Net utility plant	1,469,246	483,524	407,899	—	—	2,360,669
Investment in subsidiaries, at equity	378,135	—	—	—	(378,135)	—
Current assets
Cash and equivalents	1,078	3	6,627	269	—	7,977
Advances to affiliates	38,300	—	7,250	—	(45,550)	—
Customer accounts receivable, net	57,060	17,170	13,948	—	—	88,178
Accrued unbilled revenues, net	45,294	11,518	8,689	—	—	65,501
Other accounts receivable, net	4,395	535	470	—	(581)	4,819
Fuel oil stock, at average cost	47,618	5,591	12,235	—	—	65,444
Materials and supplies, at average cost	12,688	2,763	9,768	—	—	25,219
Prepaid pension benefit cost	79,981	15,474	8,662	—	—	104,117
Other	6,444	461	408	—	—	7,313
Total current assets	292,858	53,515	68,057	269	(46,131)	368,568
Other long-term assets
Regulatory assets	80,294	15,392	13,737	—	—	109,423
Unamortized debt expense	10,100	2,475	2,341	—	—	14,916
Other	15,885	4,383	3,090	—	—	23,358
Total other long-term assets	106,279	22,250	19,168	—	—	147,697
	$2,246,518	559,289	495,124	269	(424,266)	$2,876,934

Capitalization and liabilities
Capitalization
Common stock equity	$1,019,804	187,209	190,677	249	(378,135)	$1,019,804
Cumulative preferred stock-not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	470,076	130,981	153,816	—	—	754,873
Total capitalization	1,512,173	325,190	349,493	249	(378,135)	1,808,970
Current liabilities
Short-term borrowings-nonaffiliates	100,107	—	—	—	—	100,107
Short-term borrowings-affiliate	17,713	38,300	—	—	(45,550)	10,463
Accounts payable	59,329	14,452	10,727	—	—	84,508
Interest and preferred dividends payable	10,413	1,976	2,724	—	(99)	15,014
Taxes accrued	47,077	14,890	20,439	—	—	82,406
Other	19,228	3,651	5,865	20	(482)	28,282
Total current liabilities	253,867	73,269	39,755	20	(46,131)	320,780
Deferred credits and other liabilities
Deferred income taxes	146,023	23,926	17,970	—	—	187,919
Regulatory liabilities	135,858	38,773	27,937	—	—	202,568
Unamortized tax credits	30,653	11,397	11,513	—	—	53,563
Other	24,673	30,809	13,219	—	—	68,701
Total deferred credits and other liabilities	337,207	104,905	70,639	—	—	512,751
Contributions in aid of construction	143,271	55,925	35,237	—	—	234,433
	$2,246,518	559,289	495,124	269	(424,266)	$2,876,934

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

December 31, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and eliminations	HECO consolidated
Assets
Utility plant, at cost
Land	$25,659	3,019	4,317	—	—	$32,995
Plant and equipment	2,204,909	714,316	654,491	—	—	3,573,716
Less accumulated depreciation	(849,031)	(253,294)	(259,378)	—	—	(1,361,703)
Plant acquisition adjustment, net	—	—	197	—	—	197
Construction in progress	79,532	14,541	8,876	—	—	102,949
Net utility plant	1,461,069	478,582	408,503	—	—	2,348,154
Investment in subsidiaries, at equity	376,212	—	—	—	(376,212)	—
Current assets
Cash and equivalents	9	3	17	298	—	327
Advances to affiliates	34,850	—	7,750	—	(42,600)	—
Customer accounts receivable, net	68,062	18,152	15,793	—	—	102,007
Accrued unbilled revenues, net	55,587	12,898	10,543	—	—	79,028
Other accounts receivable, net	3,755	1,050	1,280	—	414	6,499
Fuel oil stock, at average cost	39,420	7,805	11,345	—	—	58,570
Materials and supplies, at average cost	11,540	2,730	9,498	—	—	23,768
Prepaid pension benefit cost	81,085	15,755	9,178	—	—	106,018
Other	7,170	585	572	—	—	8,327
Total current assets	301,478	58,978	65,976	298	(42,186)	384,544
Other long-term assets
Regulatory assets	79,049	15,636	13,945	—	—	108,630
Unamortized debt expense	9,884	2,474	2,366	—	—	14,724
Other	16,211	4,293	3,059	—	—	23,563
Total other long-term assets	105,144	22,403	19,370	—	—	146,917
	$2,243,903	559,963	493,849	298	(418,398)	$2,879,615

Capitalization and liabilities
Capitalization
Common stock equity	$1,017,104	186,505	189,413	294	(376,212)	$1,017,104
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	468,049	130,908	153,778	—	—	752,735
Total capitalization	1,507,446	324,413	348,191	294	(376,212)	1,804,132
Current liabilities
Short-term borrowings–nonaffiliates	76,611	—	—	—	—	76,611
Short-term borrowings–affiliate	19,707	34,850	—	—	(42,600)	11,957
Accounts payable	66,582	17,530	9,903	—	—	94,015
Interest and preferred dividends payable	8,142	1,240	1,457	—	(101)	10,738
Taxes accrued	64,966	18,301	22,658	—	—	105,925
Other	23,691	5,265	5,506	4	515	34,981
Total current liabilities	259,699	77,186	39,524	4	(42,186)	334,227
Deferred credits and other liabilities
Deferred income taxes	146,812	23,590	18,791	—	—	189,193
Regulatory liabilities	131,915	38,022	27,152	—	—	197,089
Unamortized tax credits	30,392	11,306	11,510	—	—	53,208
Other	23,317	29,405	13,539	—	—	66,261
Total deferred credits and other liabilities	332,436	102,323	70,992	—	—	505,751
Contributions in aid of construction	144,322	56,041	35,142	—	—	235,505
	$2,243,903	559,963	493,849	298	(418,398)	$2,879,615

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended March 31, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated

Operating revenues	$246,128	63,865	63,697	—	—	$373,690
Operating expenses
Fuel oil	70,884	15,307	29,435	—	—	115,626
Purchased power	78,226	19,782	3,208	—	—	101,216
Other operation	27,695	6,543	7,078	—	—	41,316
Maintenance	11,872	3,233	2,833	—	—	17,938
Depreciation	17,746	6,804	6,270	—	—	30,820
Taxes, other than income taxes	23,828	6,052	6,091	—	—	35,971
Income taxes	3,732	1,513	2,493	—	—	7,738
	233,983	59,234	57,408	—	—	350,625
Operating income	12,145	4,631	6,289	—	—	23,065
Other income
Allowance for equity funds used during construction	911	33	143	—	—	1,087
Equity in earnings of subsidiaries	6,393	—	—	—	(6,393)	—
Other, net	1,033	59	66	(46)	(269)	843
	8,337	92	209	(46)	(6,662)	1,930
Income (loss) before interest and other charges	20,482	4,723	6,498	(46)	(6,662)	24,995
Interest and other charges
Interest on long-term debt	6,830	1,839	2,240	—	—	10,909
Amortization of net bond premium and expense	348	101	107	—	—	556
Other interest charges	1,003	280	59	—	(269)	1,073
Allowance for borrowed funds used during construction	(354)	(11)	(62)	—	—	(427)
Preferred stock dividends of subsidiaries	—	—	—	—	229	229
	7,827	2,209	2,344	—	(40)	12,340
Income (loss) before preferred stock dividends of HECO	12,655	2,514	4,154	(46)	(6,622)	12,655
Preferred stock dividends of HECO	270	134	95	—	(229)	270
Net income (loss) for common stock	$12,385	2,380	4,059	(46)	(6,393)	$12,385

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Retained Earnings (unaudited)

Three months ended March 31, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Retained earnings, beginning of period	$632,779	85,861	94,492	(187)	(180,166)	$632,779
Net income (loss) for common stock	12,385	2,380	4,059	(46)	(6,393)	12,385
Common stock dividends	(9,933)	(1,676)	(2,795)	—	4,471	(9,933)
Retained earnings, end of period	$635,231	86,565	95,756	(233)	(182,088)	$635,231

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended March 31, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated

Operating revenues	$237,378	54,054	54,512	—	—	$345,944
Operating expenses
Fuel oil	68,496	7,502	21,088	—	—	97,086
Purchased power	69,752	20,258	2,229	—	—	92,239
Other operation	23,202	5,049	6,018	—	—	34,269
Maintenance	9,526	3,861	3,609	—	—	16,996
Depreciation	17,380	5,291	6,073	—	—	28,744
Taxes, other than income taxes	22,531	5,170	5,183	—	—	32,884
Income taxes	8,049	1,853	2,985	—	—	12,887
	218,936	48,984	47,185	—	—	315,105
Operating income	18,442	5,070	7,327	—	—	30,839
Other income
Allowance for equity funds used during construction	1,292	61	96	—	—	1,449
Equity in earnings of subsidiaries	7,412	—	—	—	(7,412)	—
Other, net	840	74	(169)	(17)	(87)	641
	9,544	135	(73)	(17)	(7,499)	2,090
Income (loss) before interest and other charges	27,986	5,205	7,254	(17)	(7,499)	32,929
Interest and other charges
Interest on long-term debt	6,305	1,668	2,097	—	—	10,070
Amortization of net bond premium and expense	364	100	105	—	—	569
Other interest charges	1,601	460	438	—	(87)	2,412
Allowance for borrowed funds used during construction	(577)	(31)	(36)	—	—	(644)
Preferred stock dividends of subsidiaries	—	—	—	—	229	229
	7,693	2,197	2,604	—	142	12,636
Income (loss) before preferred stock dividends of HECO	20,293	3,008	4,650	(17)	(7,641)	20,293
Preferred stock dividends of HECO	270	133	95	—	(228)	270
Net income (loss) for common stock	$20,023	2,875	4,555	(17)	(7,413)	$20,023

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Retained Earnings (unaudited)

Three months ended March 31, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Retained earnings, beginning of period	$563,215	74,629	92,909	(134)	(167,404)	$563,215
Net income (loss) for common stock	20,023	2,875	4,555	(17)	(7,413)	20,023
Common stock dividends	(11,613)	(1,070)	(4,214)	—	5,284	(11,613)
Retained earnings, end of period	$571,625	76,434	93,250	(151)	(169,533)	$571,625

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Three months ended March 31, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Cash flows from operating activities
Income before preferred stock dividends of HECO	$12,655	2,514	4,154	(46)	(6,622)	$12,655
Adjustments to reconcile income (loss) before preferred stock dividends of HECO to net cash provided by (used in) operating activities
Equity in earnings	(6,418)	—	—	—	6,393	(25)
Common stock dividends received from subsidiaries	4,496	—	—	—	(4,471)	25
Depreciation of property, plant and equipment	17,746	6,804	6,270	—	—	30,820
Other amortization	978	329	916	—	—	2,223
Deferred income taxes	(948)	336	(786)	—	—	(1,398)
Tax credits, net	488	141	64	—	—	693
Allowance for equity funds used during construction	(911)	(33)	(143)	—	—	(1,087)
Changes in assets and liabilities
Decrease in accounts receivable	10,362	1,497	2,655	—	995	15,509
Decrease in accrued unbilled revenues	10,293	1,380	1,854	—	—	13,527
Decrease (increase) in fuel oil stock	(8,198)	2,214	(890)	—	—	(6,874)
Increase in materials and supplies	(1,148)	(33)	(270)	—	—	(1,451)
Decrease (increase) in regulatory assets	40	181	(500)	—	—	(279)
Increase (decrease) in accounts payable	(7,253)	(3,078)	824	—	—	(9,507)
Decrease in taxes accrued	(17,889)	(3,411)	(2,219)	—	—	(23,519)
Changes in other assets and liabilities	1,936	(331)	1,743	17	(995)	2,370
Net cash provided by (used in) operating activities	16,229	8,510	13,672	(29)	(4,700)	33,682
Cash flows from investing activities
Capital expenditures	(21,864)	(10,808)	(5,085)	—	—	(37,757)
Contributions in aid of construction	820	638	413	—	—	1,871
Advances to (repayments from) affiliates	(3,450)	—	500	—	2,950	—
Other	1,423	—	—	—	—	1,423
Net cash used in investing activities	(23,071)	(10,170)	(4,172)	—	2,950	(34,463)
Cash flows from financing activities
Common stock dividends	(9,933)	(1,676)	(2,795)	—	4,471	(9,933)
Preferred stock dividends	(270)	(134)	(95)	—	229	(270)
Proceeds from issuance of long-term debt	41,485	5,000	2,000	—	—	48,485
Repayment of long-term debt	(40,000)	(5,000)	(2,000)	—	—	(47,000)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	21,502	3,450	—	—	(2,950)	22,002
Other	(4,873)	20	—	—	—	(4,853)
Net cash provided by (used in) financing activities	7,911	1,660	(2,890)	—	1,750	8,431
Net increase (decrease) in cash and equivalents	1,069	—	6,610	(29)	—	7,650
Cash and equivalents, beginning of period	9	3	17	298	—	327
Cash and equivalents, end of period	$1,078	3	6,627	269	—	$7,977

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Three months ended March 31, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO	$20,293	3,008	4,650	(17)	(7,641)	$20,293
Adjustments to reconcile income (loss) before preferred stock dividends of HECO to net cash provided by (used in) operating activities
Equity in earnings	(7,492)	—	—	—	7,412	(80)
Common stock dividends received from subsidiaries	5,364	—	—	—	(5,284)	80
Depreciation of property, plant and equipment	17,380	5,291	6,073	—	—	28,744
Other amortization	956	199	802	—	—	1,957
Deferred income taxes	2,007	1,179	11	—	—	3,197
Tax credits, net	490	627	24	—	—	1,141
Allowance for equity funds used during construction	(1,292)	(61)	(96)	—	—	(1,449)
Changes in assets and liabilities
Decrease in accounts receivable	4,254	1,537	163	—	(31)	5,923
Decrease in accrued unbilled revenues	1,476	590	231	—	—	2,297
Decrease (increase) in fuel oil stock	(1,342)	507	(658)	—	—	(1,493)
Increase in materials and supplies	(1,009)	(91)	(633)	—	—	(1,733)
Decrease (increase) in regulatory assets	(49)	175	(487)	—	—	(361)
Increase (decrease) in accounts payable	(5,184)	273	(5,383)	—	—	(10,294)
Decrease in taxes accrued	(14,519)	(3,961)	(1,424)	—	—	(19,904)
Changes in other assets and liabilities	(2,202)	(1,571)	(503)	(7)	31	(4,252)
Net cash provided by (used in) operating activities	19,131	7,702	2,770	(24)	(5,513)	24,066
Cash flows from investing activities
Capital expenditures	(25,201)	(9,685)	(3,678)	—	—	(38,564)
Contributions in aid of construction	936	61	355	—	—	1,352
Advances to (repayments from) affiliates	(4,700)	—	7,500	—	(2,800)	—
Other	(1,846)	—	—	—	300	(1,546)
Net cash provided by (used in) investing activities	(30,811)	(9,624)	4,177	—	(2,500)	(38,758)
Cash flows from financing activities
Common stock dividends	(11,613)	(1,070)	(4,214)	—	5,284	(11,613)
Preferred stock dividends	(270)	(133)	(95)	—	228	(270)
Proceeds from issuance of long-term debt	324	—	—	—	—	324
Proceeds from issuance of common stock	—	—	—	300	(300)	—
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	25,492	4,700	—	—	2,800	32,992
Other	(1,701)	(1,282)	8	—	1	(2,974)
Net cash provided by (used in) financing activities	12,232	2,215	(4,301)	300	8,013	18,459
Net increase in cash and equivalents	552	293	2,646	276	—	3,767
Cash and equivalents, beginning of period	9	4	87	58	—	158
Cash and equivalents, end of period	$561	297	2,733	334	—	$3,925

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion updates “Management’s discussion and analysis of financial condition and results of operations” in HEI’s 2004 Form 10-K and should be read in conjunction with the annual (as of and for the year ended December 31, 2004) and quarterly (as of and for the three months ended March 31, 2005) consolidated financial statements of HEI and HECO and accompanying notes.

RESULTS OF OPERATIONS

HEI Consolidated

(in thousands, except per share amounts)	Three months ended March 31,		%	Primary reason(s) for
	2005	2004	change	significant change*
Revenues	$472,628	$437,110	8	Increase for the electric utility and bank segments, slightly offset by a decrease for the “other” segment

Operating income	56,671	67,837	(16)	Decrease for the electric utility and the “other” segments, partly offset by a increase for the bank segment

Net income	24,095	30,932	(22)	Lower operating income and AFUDC, and higher effective income tax rate (due in part to higher bank franchise taxes), partly offset by lower “interest expense—other than bank”

Basic earnings per common share	$0.30	$0.40	(25)	Lower net income and higher weighted-average number of common shares outstanding

Weighted-average number of common shares outstanding	80,701	76,738	5	Issuances of shares under a common stock offering in March 2004 (2 million shares, pre-split; 4 million shares, post-split) and Company compensatory plans

*	Also, see segment discussions which follow.

Stock split

See Note 8 to HEI’s “Notes to Consolidated Financial Statements.”

Dividends

On April 26, 2005, HEI’s Board maintained the quarterly dividend of $0.31 per common share. The payout ratio for 2004 and the first quarter of 2005 was 90% and 103% (payout ratio of 91% and 103% based on income from continuing operations), respectively. HEI’s Board and management believe that HEI should achieve a 65% payout ratio on a sustainable basis before it considers increasing the common stock dividend above its current level.

Economic conditions

Because its core businesses provide local electric utility and banking services, HEI’s operating results are significantly influenced by the strength of Hawaii’s economy, which is expected to continue growing modestly. State economists project growth of 3.1% in 2005 and 2.8% in 2006, slightly higher than previously reported.

For the state’s fiscal year ended September 30, 2003 (latest available data), total federal government expenditures in Hawaii, including military expenditures, were $11.3 billion, compared to $10.5 billion for fiscal year 2002. The 2003 total was $1.2 billion more than tourism expenditures for the same period. A 13% increase in military expenditures for fiscal year 2003 over fiscal year 2002 was the primary reason for the increase in total federal government expenditures. While state fiscal year 2004 statistics are not yet available, continued growth in total federal government expenditures is expected because several key military projects are expected to bring $3.8 billion in construction into the state over the next several years, including plans for an Army Stryker Brigade, the arrival of eight C-17 Air Force cargo planes and military housing renewal projects.

Tourism is widely acknowledged as a significant component of the Hawaii economy, second only to the federal government. Visitor days—visitor arrivals multiplied by length of stay—are a key indicator of the trend in kilowatthour sales. In 2004, visitor days hit a record 63 million, exceeding the record set in 2003 of 59 million by 7%. State economists expect visitor days to increase by 3.5% in 2005, largely due to the expectation that arrivals will top the previous record of 7 million set in 2000. Visitor days were up 11.8% in the first quarter of 2005 compared with the same quarter of 2004.

Unemployment remains low. At the end of March 2005, Hawaii unemployment stood at 2.8% compared with the national unemployment rate of 5.2%.

The Hawaii construction industry remains healthy, due in part to military construction projects. Local economists forecast nominal contracting receipts to grow by 11% in 2005 as the privatization of military housing ramps-up. Growth in contracting receipts is expected to moderate to near 5% in 2006.

The price of Hawaii real estate is expected to climb in 2005, reflecting tight inventory levels. Median home prices on Oahu reached a record $550,000 in March 2005, $55,000 more than the December 2004 Oahu median price of $495,000. Median prices are expected to climb in 2005 as inventory remains tight. Also, residential sales volumes are expected to be flat because of the low inventory levels.

Overall, the outlook for the Hawaii economy remains positive. However, economic growth is affected by the rate of expansion in the mainland U.S. and Japan economies and growth in military spending. It is also vulnerable to uncertainties in the world’s geopolitical environment.

Management monitors interest rates because ASB’s earnings are affected by changes in the interest rate environment. Generally, a flat yield curve is indicative of a difficult earning environment for ASB. As of March 31, 2005, the spread between the 2-year and 10-year Treasuries was 0.70% (as this spread approaches zero, a flat yield curve is indicated).

Following is a general discussion of the results of operations by business segment.

Electric utility

(dollars in thousands, except per barrel amounts)	Three months ended March 31,		%
	2005	2004	change	Primary reason(s) for significant change
Revenues	$374,775	$346,613	8	Higher fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers ($33 million), partly offset by 0.9% lower KWH sales ($4 million)

Expenses
Fuel oil	115,626	97,086	19	Higher fuel oil costs, partly offset by less KWHs generated

Purchased power	101,216	92,239	10	Higher fuel costs and more KWHs purchased

Other	126,327	113,148	12	Higher other operation and maintenance expenses, depreciation and taxes, other than income taxes

Operating income	31,606	44,140	(28)	Lower KWH sales and higher other operation and maintenance expenses, depreciation and taxes, other than income taxes

Net income	12,385	20,023	(38)	Lower operating income and AFUDC

Kilowatthour sales (millions)	2,347	2,368	(1)

Cooling degree days (Oahu)	780	912	(14)

Fuel oil cost per barrel	$45.63	$37.59	21

Results – three months ended March 31, 2005

Kilowatthour (KWH) sales in the first quarter of 2005 decreased 0.9% from the first quarter of 2004, primarily due to cooler weather (see cooling degree days in table above). Electric utility operating income decreased 28% from the first quarter 2004, primarily due to lower KWH sales and higher other operation and maintenance expenses, depreciation expenses and taxes, other than income taxes. Other operation expense increased 21% partly due to higher environmental expenses (due primarily to an emission fee waiver from the DOH in the first quarter of 2004 not repeated in the first quarter of 2005), higher expenses for transmission and distribution line inspections and higher pension expense. Pension and other postretirement benefit expenses for the electric utilities increased $1.2 million over the same period in 2004 due in part to a 25 basis points lower discount rate. Also, the electric utilities incurred higher costs to comply with the Sarbanes-Oxley Act of 2002 (SOX). Maintenance expense increased by 6% due to higher production maintenance expense due primarily to the increased scope of the overhaul of an Oahu combustion turbine (CT) peaking unit (Waiau Unit 9 with a capability of 51.9 MW) and higher steam generation station maintenance. Higher depreciation expense was attributable to additions to plant in service in 2004 (including HELCO’s CT-4 and CT-5 and HECO’s Waiau fuel oil pipeline), offset in part by lower depreciation expense resulting from the PUC’s approval in September 2004 of changes in the depreciation rates and accounting methodology applicable to HECO’s depreciable assets on Oahu.

The trend of increased operation and maintenance expenses is expected to continue in 2005 as the electric utilities anticipate: (1) higher demand-side management and integrated resource planning expenses (that are passed on to customers through a surcharge and therefore do not impact net income), (2) higher employee benefits expenses, primarily for retirement benefits, (3) higher production expenses, primarily to meet higher demand and load growth, and (4) higher expenses for new technologies, including “broadband over power lines” and renewable power sources. The timing and amount of these expenses can vary as circumstances change. For example, recent overhauls have been more expensive than in the past due to the larger scope of work necessary to maintain the equipment, and expenses for technologies may change as emerging technologies prove or disprove themselves. In October 2004, one of HECO’s two CTs, Waiau Unit 9, experienced a sudden and accidental breakage of a blade that subsequently caused a catastrophic failure of the entire turbine. Greater customer demand resulting in higher usage of Waiau Unit 9 contributed to the failure. While partially covered by insurance, the repair costs are significant additional expenses necessary for service reliability. HECO completed the overhaul of Waiau Unit 9 in April 2005 and plans to begin preventive overhaul work in the second half of 2005 on its other CT, Waiau Unit 10 (with a capability of 49.9 MW). These Oahu peaking units have been used more frequently to meet increased customer demand for extended periods. Although it will not be known until the overhaul is fully underway, it is possible that the maintenance costs for this unit will be higher than originally planned. Increased operation and maintenance expenses is one of the reasons HECO filed a request with the PUC in November 2004 to increase base rates.

Competition

Although competition in the generation sector in Hawaii has been moderated by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities, HECO and its subsidiaries face competition from IPPs and customer self-generation, with or without cogeneration.

In 1996, the PUC issued an order instituting a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. In October 2003, the PUC closed the competition proceeding and opened investigative proceedings on two specific issues (competitive bidding and DG) to move toward a more competitive electric industry environment under cost-based regulation.

Competitive bidding proceeding. The current parties/participants in the competitive bidding proceeding include the Consumer Advocate, HECO, HELCO, MECO, Kauai Island Utility Cooperative, the Counties of Maui and Kauai, a renewable energy organization and vendors of DG equipment and services. The issues to be addressed in the proceeding include the benefits and impacts of competitive bidding, whether a competitive bidding system should be developed for acquiring or building new generation, and revisions that should be made to integrated resource planning. If it is determined that a competitive bidding system should be developed, issues include how a fair system can be developed that “ensures that competitive benefits result from the system and ratepayers are not placed at undue risk”, what the guidelines and requirements for prospective bidders should be, and how such a system can encourage broad participation. Statements of Position by, information requests to, and responses by the parties/participants were filed in March and April 2005. Evidentiary hearings are scheduled in October 2005. Management cannot predict the ultimate outcome of this proceeding or its effect on the ability of the electric utilities to acquire or build additional generating capacity in the future. The PUC stated it would consider related matters on a case-by-case basis pending completion of the competitive bidding and DG dockets.

Distributed generation docket. The number of customer self-generation projects that are being proposed or installed in Hawaii, particularly those involving CHP systems, is growing. CHP systems are a form of DG, and produce electricity and thermal energy, which is generally used in Hawaii to heat water and, through an absorption chiller, drive an air conditioning system. The electric energy generated by these systems is usually lower in output than the customer’s load, which results in the customer’s continued connection to the utility grid to make up the difference in electricity demand and to provide back up electricity.

Over the last several years, the electric utilities have been exploring the possibility of utility-owned, customer sited CHP systems. Incremental generation from such customer-sited CHP systems, and other DG, is expected to complement traditional central station power, as part of the electric utilities’ plans to meet their forecast load growth.

In July 2003, three vendors of DG/CHP equipment and services requested, in an informal complaint, that the PUC investigate the electric utilities’ provision of CHP services and their teaming agreement with another vendor (such teaming agreement has since been cancelled), and issue rules or orders to govern the terms and conditions under which the electric utilities will be permitted to engage in utility-owned, customer sited DG.

In October 2003, the PUC opened an investigative docket (DG docket) to determine the potential benefits and impact of DG on Hawaii’s electric distribution systems and markets and to develop policies and a framework for DG projects deployed in Hawaii. The parties and participants to the proceeding include the Consumer Advocate, HECO, HELCO, MECO, Kauai Island Utility Cooperative, the Counties of Maui and Kauai, a renewable energy organization, a vendor of DG equipment and services and an environmental organization.

In April 2004, the PUC issued an order in the DG docket that includes issues related to planning (forms of DG, who should own and operate projects, and the roles of the electric utilities and PUC), impacts (the impacts, if any, on the transmission and distribution systems and market, power quality and reliability, the use of fossil fuels, utility costs and external costs and benefits) and implementation (matters to be considered to allow a DG facility to interconnect with the utility’s grid, appropriate rate design and cost allocation issues, revisions that should be made to the integrated resource planning process, and revisions that should be made to PUC and utility rules and practices). In the proceeding, the parties and participants also were allowed to address issues raised in the informal complaint, but not specific claims made against any parties named in the complaint. Hearings were held in December 2004. A decision from the PUC is expected in the second or third quarter of 2005. Management cannot predict the ultimate outcome of this proceeding.

Prior to opening of the investigative DG docket, the electric utilities filed an application for approval of CHP tariffs, under which they would own, operate and maintain customer-sited, packaged CHP systems (and certain ancillary equipment) pursuant to standard form contracts with eligible commercial customers. Pending approval of the proposed CHP tariffs, HECO and HELCO each requested in the fourth quarter of 2004 PUC approval of an agreement with a customer for a utility CHP project. The PUC suspended the applications for approval of the CHP tariffs and CHP project agreements until, at a minimum, the matters in the investigative DG docket have been adequately addressed. Subsequently, the HECO customer exercised its right to terminate the CHP project agreement and the application for approval of the project was withdrawn. The HELCO CHP agreement remains in suspension.

Most recent rate request

Hawaiian Electric Company, Inc. The final decision and order (D&O) for the last rate case for HECO on Oahu was issued in 1995.

In November 2004, HECO filed a request with the PUC to increase base rates 9.9%, or $98.6 million in annual base revenues, based on a 2005 test year, a 9.11% return on rate base and an 11.5% return on average common equity. The requested increase included transferring the cost of existing demand-side management (DSM) programs from a surcharge line item on electric bills into base electricity charges. Excluding this surcharge transfer amount, the requested net increase to customers is 7.3%, or $74.2 million, largely for (1) the costs of new DSM programs, (2) the costs of capital improvement projects completed since the last rate case, (3) the proposed purchase of up to an additional 29 MW of firm capacity and energy from Kalaeloa Partners, L.P., which is subject to PUC review and approval, (4) other measures taken to address peak load increases arising out of economic growth and increasing electricity use, and (5) increased operation and maintenance expenses. The PUC held a public hearing in January 2005 and evidentiary hearings are scheduled for September 2005. In addition to HECO, the parties include the Consumer Advocate and the Department of Defense. An interim decision is expected in the fourth quarter of 2005.

In March 2005, the PUC issued an order separating HECO’s requests for approval and/or modification of its existing and proposed DSM programs from the rate case proceeding into a new Energy Efficiency Docket. The Energy Efficiency Docket will examine, among other issues, whether energy efficiency goals should be established and the appropriate market structure and cost recovery mechanisms for DSM programs. The current parties/participant in this docket include HECO, the Consumer Advocate, the Department of Defense, the County of Maui, two renewable energy organizations, an energy efficiency organization, and an environmental organization. A schedule for the docket has not yet been established. Pending disposition of the Energy Efficiency Docket, the PUC is allowing HECO to temporarily continue, in the manner currently employed, its existing DSM programs.

Hawaii Electric Light Company, Inc. The timing of a future HELCO rate increase request to recover costs, including cost for the installation of two combustion turbines (CT-4 and CT-5) at Keahole, will depend on future circumstances. See “HELCO power situation” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

The PUC has broad discretion in the regulation of the rates charged by the electric utilities and other matters. Any adverse D&O by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity, or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding could have a material adverse affect on the Company’s and HECO’s consolidated results of operations and financial condition. Management cannot predict with certainty when D&O’s in future rate cases will be rendered or the amount of any interim or final rate increase that may be granted.

Depreciation rates and accounting

In October 2002, HECO filed an application with the PUC for approval to change its depreciation rates based on a study of depreciation expense for 2000 and to change to vintage amortization accounting for selected plant accounts. In March 2004, HECO and the Consumer Advocate reached an agreement, which the PUC approved in September 2004. In accordance with the agreement, HECO changed its depreciation rates and changed to vintage amortization accounting for selected plant accounts effective September 1, 2004, resulting in slightly lower depreciation than would have been recorded under the previous rates and method.

Other regulatory matters

Avoided cost generic docket. In May 1992, the PUC instituted a generic investigation, including all of Hawaii’s electric utilities, to examine the proxy method and formula used by the electric utilities to calculate their avoided energy costs and Schedule Q rates. In general, Schedule Q rates are available to customers with cogeneration and/or small power production facilities with a capacity of 100 KWHs or less who buy/sell power from/to the electric utility. The parties to the 1992 docket include the electric utilities, Consumer Advocate, Department of Defense, and representatives of existing or potential IPPs. In March 1994, the parties entered into and filed a Stipulation to Resolve Proceedings, which is subject to PUC approval. The parties could not reach agreement with respect to certain of the issues, which are addressed in Statements of Position filed in March 1994. No further action was taken in the docket until July 2004 when the PUC ordered the parties to review and update, if necessary, the agreements, information and data contained in the stipulation and file such information and stated that further action will follow. The requested information is scheduled to be submitted by September 30, 2005.

Collective bargaining agreements

See “Collective bargaining agreements” in Note 5 in HECO’s “Notes to consolidated financial statements.”

KWH sales forecast

HECO and its subsidiaries’ growth in KWH sales are forecast to be 1.8%, 2.3%, 1.7%, 1.1% and 0.9% for 2005, 2006, 2007, 2008 and 2009, respectively, but actual KWH sales are affected by several factors outside the control of the electric utilities – such as weather, hotel occupancy levels, new construction and military developments (e.g., new projects and deployments) – and thus may differ substantially from forecast KWH sales.

Other developments

To evaluate the technical feasibility of the “Broadband over Power Line” (BPL) technology and its applications, HECO completed a small-scale trial of the BPL technology, and will be proceeding with a pilot in an expanded residential/commercial area in Honolulu. BPL-enabled utility applications being evaluated include distribution system line monitoring, advanced remote metering, residential direct load control and monitoring of distribution substation equipment. Although its evaluation will be focused primarily on utility applications of BPL, HECO will also be evaluating broadband information services that might potentially be provided by other service providers. The pilot is expected to commence in 2005 and run through at least the first quarter of 2006.

In October 2004, the Federal Communications Commission (FCC) released a Report and Order that amended and adopted new rules for Access Broadband over Power Line systems (Access BPL) and stated that an FCC goal in developing the rules for Access BPL “are therefore to provide a framework that will both facilitate the rapid introduction and development of BPL systems and protect licensed radio services from harmful interference.” Currently, there are no PUC regulations for electric utility applications of BPL systems.

Bank

(in thousands)	Three months ended March 31,		% change	Primary reason(s) for significant change
	2005	2004
Revenues	$97,224	$89,258	9	Higher interest income (resulting from higher average loans and mortgage-related securities balances and higher weighted-average yields on mortgage-related securities, partly offset by the impact of a lower average investments balance and lower weighted-average yields on loans and investments balances)

Operating income	28,953	26,108	11	Higher net interest income and higher reversal of provision for loan losses, partly offset by higher general and administrative expenses

Net income	17,761	15,927	12	Higher operating income, partly offset by higher income taxes, including higher bank franchise taxes

Interest rate spread

Earnings at ASB depend primarily on net interest income, the difference between interest earned on earning assets and interest paid on costing liabilities. The following table shows ASB’s average balances of earning assets and costing liabilities and related interest income and expense for the first quarters of 2005 and 2004.

Three months ended March 31	2005	2004	Change
($ in thousands)

Loans receivable
Average balances [1]	$3,278,734	$3,099,509	$179,225
Interest income [2]	48,513	46,409	2,104
Weighted-average yield (%)	5.92	5.99	(0.07)

Mortgage-related securities
Average balances	$2,880,267	$2,677,230	$203,037
Interest income	33,828	27,077	6,751
Weighted-average yield (%)	4.70	4.05	0.65

Investments [3]
Average balances	$187,602	$278,613	$(91,011)
Interest and dividend income	1,035	1,748	(713)
Weighted-average yield (%)	2.22	2.51	(0.29)

Total earning assets
Average balances	$6,346,603	$6,055,352	$291,251
Interest and dividend income	83,376	75,234	8,142
Weighted-average yield (%)	5.26	4.97	0.29

Deposit liabilities
Average balances	$4,320,599	$4,016,704	$303,895
Interest expense	12,017	12,210	(193)
Weighted-average rate (%)	1.13	1.22	(0.09)

Borrowings
Average balances	$1,786,314	$1,816,960	$(30,646)
Interest expense	17,748	15,743	2,005
Weighted-average rate (%)	4.01	3.47	0.54

Total costing liabilities
Average balances	$6,106,913	$5,833,664	$273,249
Interest expense	29,765	27,953	1,812
Weighted-average rate (%)	1.97	1.92	0.05

Net average balance, net interest income and interest rate spread
Net average balance	$239,690	$221,688	$18,002
Net interest income	53,611	47,281	6,330
Interest rate spread (%)	3.29	3.05	0.24

(1)	Includes nonaccrual loans.

(2)	Includes interest accrued prior to suspension of interest accrual on nonaccrual loans and loan fees of $1.6 million and $1.5 million for the three months ended March 31, 2005 and 2004, respectively.

(3)	Includes stock in the FHLB of Seattle.

Results – three months ended March 31, 2005

Net interest income before provision for losses for the first quarter of 2005 increased by $6.3 million, or 13%, from the same period in 2004. Net interest spread increased from 3.05% for the first quarter of 2004 to 3.29% for the first quarter of 2005 as ASB’s yield on earning assets increased faster than the rate on costing liabilities. The increase in interest income on loans receivable was due to higher average loan balances, slightly offset by lower weighted-average yields on the loan portfolio. The higher average loan balances were primarily in the residential and commercial real estate loan portfolios as a result of continued strength in the Hawaii real estate market. The increase in interest income on mortgage-related securities was due to higher average balances and increasing yields on the mortgage-related securities portfolio. The higher average balances were due to the investment of excess liquidity (e.g., from deposit inflows) into securities. The increasing yields on the mortgage-related securities portfolio were due to an upward adjustment to the amortized cost of the mortgage-related securities portfolio based on updated prepayment expectations resulting from higher interest rates at quarter-end. The decrease in interest income on investments was due to lower average balances and a decrease in yields on the investment portfolio. The lower average balance was due to reinvestment of excess liquidity into mortgage-related securities rather than short-term investments. The decrease in yield on investments was due to lower dividends on stock in the FHLB of Seattle. Interest expense on deposit liabilities was slightly lower in the first quarter of 2005 compared to the same period in 2004 due to lower weighted-average rates on deposit liabilities, largely offset by higher average deposit balances, resulting from a $256 million increase in average core deposits. The increase in interest expense on other borrowings was due to higher weighted-average rates as a result of repricing of adjustable rate borrowings, partly offset by a slight decrease in the outstanding average balance.

As of March 31, 2005, delinquent and nonaccrual loans to total loans continued to trend downward to 0.38% (from 0.41% at December 31, 2004), a level well below historical norms. ASB recognized a $3.1 million reversal of provision for loan losses during the first quarter of 2005 primarily due to the reversal of specific loan loss reserve on a large commercial loan, which was repaid on April 1, 2005. This compares with a reversal of provision for loan losses of $1.6 million for the same period in the previous year. As of March 31, 2005, ASB’s allowance for loan losses was 0.94% of average loans outstanding, compared to 1.08% at December 31, 2004 and 1.37% at March 31, 2004.

Three months ended March 31	2005	2004
(in thousands)
Allowance for loan losses, January 1	$33,857	$44,285
Reversal of provision for loan losses	(3,100)	(1,600)
Net recovery (charge-offs)	19	(343)
Allowance for loan losses, March 31	$30,776	$42,342

Other income for the first quarter of 2005 was comparable to the same period in 2004.

General and administrative expenses for the quarter ended March 31, 2005 increased by $4.8 million, or 13%, from the same period in 2004, primarily due to a reserve for interest related to income taxes as a result of a recent Internal Revenue Service examination, expenses associated with the SOX compliance efforts and higher pension costs.

In the first quarter of 2005, ASB paid $1.4 million less preferred stock dividends due to the redemption of $75 million of its preferred stock in December 2004. HEIDI concurrently reinvested the redemption proceeds as a capital contribution to ASB.

For a discussion of the settlement with state tax authorities of the dispute relating to bank franchise taxes, see “ASB Realty Corporation” in Note 4 of HEI’s “Notes to consolidated financial statements.” For the first quarter of 2004, additional Hawaii bank franchise taxes, had the Company not taken a dividends received deduction on income from ASB Realty Corporation, net of federal income tax benefits, would have been $0.6 million.

Charge to AOCI

Higher long-term interest rates reduced the market value of mortgage-related securities and reduced stockholder’s equity through a balance sheet charge to accumulated other comprehensive income (AOCI). This reduction in the market value of mortgage-related securities did not result in a charge to net income as the impairments in the value of the securities were deemed to be temporary. At March 31, 2005 and December 31, 2004, the unrealized loss, net of tax benefits, on available-for-sale mortgage-related securities (including securities pledged for repurchase agreements) in AOCI was $36 million and $7 million, respectively. See “Item 3. Quantitative and qualitative disclosures about market risk.”

FHLB of Seattle business and capital plan

In December 2004, the Federal Home Loan Bank (FHLB) of Seattle signed an agreement with its regulator, the Federal Housing Finance Board (Finance Board), to adopt a business and capital plan to strengthen its risk management, capital structure and governance. Pending the approval of a final business and capital management plan by the Finance Board, the FHLB of Seattle’s Board of Directors deferred declaring a dividend based on its fourth quarter 2004 earnings until the first quarter of 2005 (as of March 31, 2005, ASB had an investment in FHLB stock of $98 million). In January 2005, the FHLB of Seattle declared, and on March 31, 2005 issued, a stock dividend with a par value of $0.4 million on ASB’s investment in FHLB of Seattle stock, compared to a stock dividend with a par value of $0.9 million in the first quarter of 2004.

In April 2005, the FHLB of Seattle delivered a proposed three-year business plan and capital management plan to the Finance Board, and issued a press release stating that it anticipates minimal to no dividends in the next few years while it implements its new business model. Member access to the FHLB of Seattle funding and liquidity is expected to continue unimpeded during implementation of the three-year plan.

Other

	Three months ended March 31,		%
(in thousands)	2005	2004	change	Primary reason(s) for significant change
Revenues	$629	$1,239	(49)	Higher net investment income in 2004

Operating loss	(3,888)	(2,411)	NM	See explanation for revenues and higher administrative and general expenses, including expenses associated with the SOX compliance efforts and compensation and employee benefits expenses

Net loss	(6,051)	(5,018)	NM	See explanation for operating loss and no preferred stock dividends from ASB in 2005, partly offset by lower interest expense

NM Not meaningful.

The “other” business segment includes results of operations of HEI Investments, Inc., a company primarily holding investments in leveraged leases (excluding foreign investments reported in discontinued operations); Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; HEI Properties, Inc. (HEIPI), a company holding passive investments; Hycap Management, Inc. (which is in dissolution); The Old Oahu Tug Service, Inc. (TOOTS), a maritime freight transportation company that ceased operations in 1999; HEI and HEIDI, holding companies; and eliminations of intercompany transactions. The first quarter of 2004 also includes the results of operations for unconsolidated subsidiaries, Hawaiian Electric Industries Capital Trust I and its subsidiary (HEI Preferred Funding, LP), which were dissolved in April 2004 and terminated in December 2004. Together with Hycap Management, Inc., these were financing entities formed to effect the issuance in 1997 of 8.36% Trust Originated Preferred Securities that were redeemed in April 2004.

Discontinued operations

See Note 5 in HEI’s “Notes to consolidated financial statements.”

Contingencies

See Note 9 and Note 5 in HEI’s and HECO’s respective “Notes to consolidated financial statements.”

Recent accounting pronouncements and interpretations

See Note 11 and Note 7 in HEI’s and HECO’s respective “Notes to consolidated financial statements.”

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

The consolidated capital structure of HEI (excluding ASB’s deposit liabilities, securities sold under agreements to repurchase and advances from the FHLB of Seattle) was as follows:

(in millions)	March 31, 2005		December 31, 2004
Short-term borrowings	$100	4%	$77	3%
Long-term debt, net	1,169	47	1,167	47
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,183	48	1,211	49
	$2,486	100%	$2,489	100%

As of May 1, 2005, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI and HECO securities were as follows:

	S&P	Moody’s
HEI
Commercial paper	A-2	P-2
Medium-term notes	BBB	Baa2

HECO
Commercial paper	A-2	P-2
Revenue bonds (senior unsecured, insured)	AAA	Aaa
HECO-obligated preferred securities of trust subsidiaries	BBB-	Baa2
Cumulative preferred stock (selected series)	NR	Baa3

NR Not rated.

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

HEI’s overall S&P corporate credit rating is BBB/Negative/A-2. HECO’s overall S&P corporate credit rating is BBB+/Negative/A-2.

The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HEI and HECO securities. In April 2005, S&P affirmed its corporate credit ratings of HEI and HECO, but revised its outlook from stable to negative, citing HECO’s need for a rate increase to cover its growing expenses and yet to be recovered investments. S&P’s ratings outlook “assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years).” Moody’s maintains a stable outlook on HEI and HECO.

At March 31, 2005, an additional $96 million of debt, equity and/or other securities were available for offering by HEI under an omnibus shelf registration.

At March 31, 2005, an additional $150 million principal amount of Series D notes were available for offering by HEI under its registered medium-term note program.

From time to time, HEI and HECO each utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. From time to time, HECO also borrows short-term from HEI for itself and on behalf of HELCO and MECO, and HECO may borrow from or loan to HELCO and MECO short-term. At March 31, 2005, HECO had $10.5 million and $7.2 million of short-term borrowings from HEI and MECO, respectively, and HELCO had $38.3 million of short-term borrowings from HECO. HEI had no commercial paper borrowings during the first three months of 2005. HECO had an average outstanding balance of commercial paper for the first three months of 2005 of $86.3 million and had $100.2 million of commercial paper outstanding at March 31, 2005. Management believes that if HEI’s and HECO’s commercial paper ratings were to be downgraded, they might not be able to sell commercial paper under current market conditions.

At March 31, 2005, HEI and HECO maintained bank lines of credit totaling $80 million and $140 million, respectively (all maturing in 2005). These lines of credit are principally maintained by HEI and HECO to support the issuance of commercial paper, but also may be drawn for general corporate purposes. Accordingly, the lines of credit are available for short-term liquidity in the event a rating agency downgrade were to reduce or eliminate access to the commercial paper markets. Lines of credit to HEI totaling $30 million contain provisions for revised pricing in the event of a ratings change (e.g., a ratings downgrade of HEI medium-term notes from BBB/Baa2 to BBB-/Baa3 by S&P and Moody’s, respectively, would result in a 25 to 50 basis points higher interest rate; a ratings upgrade from BBB/Baa2 to BBB+/Baa1 by S&P and Moody’s, respectively, would result in a 12.5 to 20 basis points lower interest rate). There are no such provisions in the other lines of credit available to HEI and HECO. Further, none of HEI’s or HECO’s line of credit agreements contain “material adverse change” clauses that would affect access to the lines of credit in the event of a ratings downgrade or other material adverse events. At March 31, 2005, the lines were unused. To the extent deemed necessary, HEI and HECO anticipate arranging similar lines of credit as existing lines of credit mature.

For the first quarter of 2005, net cash provided by operating activities of consolidated HEI was $48 million. Net cash provided by investing activities was $2 million, due to repayments of mortgage-related securities held by ASB, net of purchases, and contributions in aid of construction at the electric utilities, partly offset by ASB’s originations of loans, net of repayments, and HECO’s consolidated capital expenditures. Net cash provided by financing activities was $17 million as a result of several factors, including net increases in deposit liabilities, short-term borrowings, advances from the FHLB and long-term debt, partly offset by a net decrease in securities sold under agreements to repurchase and the payment of common stock dividends.

Following is a discussion of the liquidity and capital resources of HEI’s largest segments.

Electric utility

HECO’s consolidated capital structure was as follows:

(in millions)	March 31, 2005		December 31, 2004
Short-term borrowings	$111	6%	$89	4%
Long-term debt	755	39	753	40
Preferred stock	34	2	34	2
Common stock equity	1,020	53	1,017	54
	$1,920	100%	$1,893	100%

Operating activities provided $34 million in net cash during the first quarter of 2005. Investing activities used net cash of $34 million primarily for capital expenditures, net of contributions in aid of construction. Financing activities provided net cash of $8 million, primarily due to the $23 million net increase in short term borrowings and long-term debt, partly offset by the payment of $10 million in common and preferred dividends.

As of March 31, 2005, approximately $11 million of proceeds from the sale by the Department of Budget and Finance of the State of Hawaii of Series 2002A Special Purpose Revenue Bonds (SPRBs) issued for the benefit of HECO remain undrawn. In May 2005, the Hawaii legislature adopted authorizing legislation for up to $160 million of SPRBs ($100 million for HECO, $40 million for HELCO and $20 million for MECO) for issuance on or after July 1, 2005 through June 30, 2010 to finance their respective capital improvement projects. The bill has been forwarded to the governor for approval.

In January 2005, the Department of Budget and Finance of the State of Hawaii issued, at par, Refunding Series 2005A SPRBs in the aggregate principal amount of $47 million (with a maturity of January 1, 2025 and a fixed coupon interest rate of 4.80%) and loaned the proceeds from the sale to HECO, HELCO and MECO. Proceeds from the sale, along with additional funds, were applied to redeem at a 1% premium a like principal amount of SPRBs bearing a higher interest coupon (HECO’s, HELCO’s, and MECO’s aggregate $47 million of 6.60% Series 1995A SPRBs with an original stated maturity of January 1, 2025) in February 2005.

Bank

(in millions)	March 31, 2005	December 31, 2004	% change
Total assets	$6,763	$6,767	—
Available-for-sale investment and mortgage-related securities	2,793	2,953	(5)
Held-to-maturity investment securities	98	97	—
Loans receivable, net	3,331	3,249	3
Deposit liabilities	4,367	4,296	2
Securities sold under agreements to repurchase	753	811	(7)
Advances from Federal Home Loan Bank	998	988	1

As of March 31, 2005, ASB was the third largest financial institution in Hawaii based on assets of $6.8 billion and deposits of $4.4 billion.

At March 31, 2005, ASB’s unused FHLB borrowing capacity was approximately $1.4 billion. At March 31, 2005, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.0 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first quarter of 2005, net cash provided by ASB’s operating activities was $15 million. Net cash provided by ASB’s investing activities was $36 million, due to the repayments of mortgage-related securities, net of purchases, partly offset by originations of loans, net of repayments. Net cash provided by financing activities was $12 million due to net increases of $71 million in deposit liabilities and $10 million in advances from the FHLB, partly offset by a net decrease of $59 million in securities sold under agreements to repurchase and the payment of $10 million in common stock dividends.

As of March 31, 2005, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 7.2% (5.0%), a Tier-1 risk-based capital ratio of 14.6% (6.0%) and a total risk-based capital ratio of 15.5% (10.0%).

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond its control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 77 to 85 of HEI’s 2004 Form 10-K.

Additional factors that may affect future results and financial condition are described on page iv under “Cautionary Statements and Risk Factors that May Affect Future Results.”

MATERIAL ESTIMATES AND CRITICAL ACCOUNTING POLICIES

In accordance with SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” management has identified the accounting policies it believes to be the most critical to the Company’s financial statements—that is, management believes that these policies are both the most important to the portrayal of the Company’s financial condition and results of operations, and currently require management’s most difficult, subjective or complex judgments. For information about these policies, see pages 85 to 89 of HEI’s 2004 Form 10-K.

Item 3. Quantitative and qualitative disclosures about market risk

The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s financial condition and results of operations. For additional quantitative and qualitative information about the Company’s market risks, see pages 90 to 93 of HEI’s 2004 Form 10-K.

ASB’s interest-rate risk sensitivity measures as of March 31, 2005 and December 31, 2004 constitute “forward-looking statements” and were as follows:

	March 31, 2005			December 31, 2004
	Change in net interest income (NII)	Net portfolio value (NPV) ratio	NPV ratio sensitivity (change from base case in basis points)	Change in NII	NPV ratio	NPV ratio sensitivity (change from base case in basis points)
Change in interest rates (basis points)
+300	(8.1)%	7.29	(374)	(7.7)%	7.28%	(367)
+200	(5.5)	8.65	(238)	(5.0)	8.69	(226)
+100	(2.6)	9.95	(108)	(2.0)	9.99	(96)
Base	—	11.03	—	—	10.95	—
-100	(1.0)	11.57	54	(3.9)	11.22	27

Management believes that ASB’s interest rate risk position at March 31, 2005 represents a reasonable level of risk. The change in the NII profile from December 31, 2004 to March 31, 2005 is primarily due to higher interest rates and slower prepayment expectations. Because of slower prepayment expectations in the base case scenario as of March 31, 2005, the improvement in interest income in rising rate scenarios is less than it was as of December 31, 2004. As a result, the decrease in NII is greater in the rising rate scenarios as of March 31, 2005 as compared to December 31, 2004.

In spite of the increase in interest rates during the first quarter, ASB’s base NPV ratio as of March 31, 2005 was relatively unchanged compared to December 31, 2004. The increase in interest rates caused the market value of both assets and liabilities to decline. However, because short-term interest rates increased more than long term interest rates, the impact on the prices of the assets, which tend to have longer average lives, was not as large as the impact on the prices of the liabilities, which tend to have shorter average lives.

ASB’s NPV ratio sensitivity measures as of March 31, 2005 were slightly greater than the sensitivity measures as of December 31, 2004. This increase was primarily due to the higher level of interest rates, which resulted in slower prepayment expectations and longer expected average lives for the mortgage assets and mortgage-related securities.

The computation of the prospective effects of hypothetical interest rate changes on the NII sensitivity, NPV ratio, and NPV ratio sensitivity analyses is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, balance changes and pricing strategies, and should not be relied upon as indicative of actual or future results. To the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results may differ materially from the simulation results. Furthermore, NII sensitivity analysis measures the change in ASB’s twelve-month, pre-tax NII in alternate interest rate scenarios, and is intended to help management identify potential exposures in ASB’s current balance sheet and formulate appropriate strategies for managing interest rate risk. The simulation does not contemplate any actions that ASB management might undertake in response to changes in interest rates. These analyses are for analytical purposes only and do not represent management’s views of future market movements, the level of future earnings, or the timing of any changes in earnings within the twelve month analysis horizon. The actual impact of changes in interest rates on NII will depend on the magnitude and speed with which rates change, as well as management’s responses to the changes in interest rates. The NII simulation model does not reflect the income impact of any changes in the book value of the investment securities due to the application of the level yield methodology for amortizing premiums or discounts.

Item 4. Controls and procedures

HEI: Robert F. Clarke, HEI Chief Executive Officer, and Eric K. Yeaman, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of March 31, 2005. Based on their evaluations, as of March 31, 2005, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

HECO: T. Michael May, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of March 31, 2005. Based on their evaluations, as of March 31, 2005, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

PART II - OTHER INFORMATION

Item 1. Legal proceedings

There are no significant developments in pending legal proceedings except as set forth in HEI’s and HECO’s “Notes to consolidated financial statements.” With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved.

Item 2. Unregistered sales of equity securities and use of proceeds

(c) Purchases of HEI common shares were made as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to 31, 2005	91,042	$28.85	—	NA
February 1 to 28, 2005	105,512	27.51	—	NA
March 1 to 31, 2005	321,109	26.76	—	NA
	517,663	$27.28	—	NA

NA Not applicable.

*	Trades (total number of shares purchased) are reflected in the month in which the order is placed.

**	The purchases were made to satisfy the requirements of the DRIP and HEIRSP for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP and HEIRSP. Of the shares listed in column (a), 77,542 of the 91,042 shares, 78,112 of the 105,512 shares and 255,609 of the 321,109 shares were purchased for the DRIP and the remainder were purchased for the HEIRSP.

Item 4. Submission of matters to a vote of security holders

HEI: The Annual Meeting of Stockholders of HEI was held on April 26, 2005. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 16, 2005, the record date for the Annual Meeting, there were 80,708,297 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the management nominees to the Board of Directors as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors. Shareholders also approved the election of KPMG LLP as HEI’s independent auditor for fiscal year 2005.

The results of the voting for the Class II director-nominee (with a term ending at the 2007 Annual Meeting), the Class III director-nominees (with terms ending at the 2008 Annual Meeting) and the independent auditor are as follows:

	Shares of Common Stock
	For	Withheld	Against	Abstain	Broker nonvotes
Election of Class II Director
Thomas B. Fargo	73,176,679	1,323,770	—	—	—

Election of Class III Directors
Don E. Carroll	65,000,577	9,499,872	—	—	—
Victor Hao Li	73,063,290	1,437,159	—	—	—
Bill D. Mills	73,104,792	1,395,657	—	—	—
Barry K. Taniguchi	73,194,280	1,306,169	—	—	—

Election of KPMG LLP
as independent auditor	72,923,016	—	956,146	621,287	—

Class I Directors—Robert F. Clarke, Shirley J. Daniel, A. Maurice Myers and James K. Scott—continue in office with terms ending at the 2006 Annual Meeting. Class II Directors—Diane J. Plotts, Kelvin H. Taketa and Jeffrey N. Watanabe—continue in office with terms ending at the 2007 Annual Meeting.

HECO: The Annual Meeting of HECO was conducted by written consent of HEI, its sole common shareholder, effective March 1, 2005. The incumbent members of the Board of Directors of HECO were re-elected. The incumbent members continuing in office are Robert F. Clarke, Thomas B. Fargo, Timothy E. Johns, T. Michael May, A. Maurice

Myers, David M. Nakada, Diane J. Plotts, Crystal K. Rose, James K. Scott, Anne M. Takabuki, Kelvin H. Taketa, Barry K. Taniguchi and Jeffrey N. Watanabe. KPMG LLP was elected independent auditor of HECO for fiscal year 2005.

Item 5. Other information

A. Ratio of earnings to fixed charges.

	Three months ended	Years ended December 31,
	March 31, 2005	2004	2003	2002	2001	2000
HEI and Subsidiaries
Excluding interest on ASB deposits	2.00	2.32	2.11	2.03	1.82	1.76
Including interest on ASB deposits	1.76	2.00	1.84	1.72	1.52	1.49
HECO and Subsidiaries	2.51	3.49	3.36	3.71	3.51	3.39

See HEI Exhibit 12.1 and HECO Exhibit 12.2.

B. Renewable Hawaii, Inc. (RHI). In December 2002, HECO formed an unregulated subsidiary, RHI, with initial approval to invest up to $10 million in selected renewable energy projects. RHI is seeking to stimulate renewable energy initiatives by prospecting for new projects and sites and taking a passive, minority interest in third party renewable energy projects. In 2003 and 2004, RHI solicited competitive proposals for investment opportunities in qualified projects. To date, RHI has signed a memorandum of understanding (MOU) and project agreement for a municipal solid waste-to-energy project and a MOU for a small-scale landfill gas-to-energy project, both on Oahu. Project investments by RHI will generally be made only after developers secure the necessary approvals and permits and independently execute a PPA with HECO, HELCO or MECO, approved by the PUC. In March 2005, RHI issued a second round Renewable Energy Request for Project Proposals for passive investment opportunities, to promote the development of additional proven technology renewable energy projects greater than one MW in Hawaii.

C. HECO wind monitoring. Wind resource maps indicated that the mountain ridges above HECO’s Kahe power plant have one of Oahu’s strongest wind resources. In April 2004, HECO began a study to monitor wind speed, direction and turbulence on these ridges to confirm the area’s potential to generate electricity with wind. If the study yields positive results, a wind energy project may be considered for the site assuming surrounding community concerns, if any, about such a project can be satisfactorily addressed.

D. Honolulu Power Plant/waterfront redevelopment. The State of Hawaii is considering a development proposal to extensively redevelop the Honolulu Harbor. Included in that proposal is the relocation of the Honolulu Power Plant to an unspecified location. In discussions with the State, HECO has stated its willingness to relocate the plant if all siting, permitting and financing issues are addressed so as to provide seamless substitute generation capacity to the electric system and continued reliability for its customers.

E. City and County sewer line. On July 22, 2004, a contractor (hired by HECO for a utility line extension project to support the expansion of the City and County of Honolulu’s wastewater treatment plant) accidentally drilled into a force main sewer line owned by the City and County. The City and County made a formal demand that HECO provide full compensation for damages to the force main sewer line. Management believes HECO has defenses against any claims that it has liability for the incident and responded to the demand asserting its defenses. In addition, HECO has insurance coverage (over a deductible amount).

F. Environmental regulation updates. An EPA proposal to regulate nickel emissions from oil-fired boilers could have resulted in significant capital investments and operations and maintenance costs for HECO’s steam generating units; however, on March 15, 2005, the EPA issued its mercury rule, which did not include control of nickel emissions from oil-fired boilers as was originally proposed.

The Clear Skies Bill never made it out of committee, but may be reconsidered in the future. If the Clear Skies Bill had been adopted as proposed, HECO, and to a lesser extent, HELCO and MECO could have incurred significant capital and operations and maintenance costs beginning one to two years after enactment.

The EPA postponed the issuance of rules designed to control haze at National Parks until June 15, 2005. HECO had commented to the EPA that the regulations should take into account natural sources of haze such as Kilauea Volcano and suggested that the agency specifically approve specified air quality emissions models in addition to the ones identified in the proposed rules. Management believes the regional haze control rules, if adopted as currently proposed, may require installation of costly Best Available Retrofit Technology on one or more generating units operated by the utilities. Due to the complexity of the current proposal to control haze impacts and the latitude that states will be granted in applying the proposed regulation, management is unable to determine, at this time, to which utility generating units, if any, the rules will apply or the cost of compliance, which could be significant.

Item 6. Exhibits

HEI Exhibit 12.1

Hawaiian Electric Industries, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, three months ended March 31, 2005 and 2004 and years ended December 31, 2004, 2003, 2002, 2001 and 2000

HEI Exhibit 31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (HEI Chief Financial Officer)

HEI Exhibit 32.1	Written Statement of Robert F. Clarke (HEI Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 32.2	Written Statement of Eric K. Yeaman (HEI Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HECO Exhibit 12.2

Hawaiian Electric Company, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, three months ended March 31, 2005 and 2004 and years ended December 31, 2004, 2003, 2002, 2001 and 2000

HECO Exhibit 31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of T. Michael May (HECO Chief Executive Officer)

HECO Exhibit 31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (HECO Chief Financial Officer)

HECO Exhibit 32.3	Written Statement of T. Michael May (HECO Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HECO Exhibit 32.4	Written Statement of Tayne S. Y. Sekimura (HECO Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC. (Registrant)		HAWAIIAN ELECTRIC COMPANY, INC. (Registrant)

By	/s/ Robert F. Clarke	By	/s/ T. Michael May
	Robert F. Clarke Chairman, President and Chief Executive Officer (Principal Executive Officer of HEI)		T. Michael May President and Chief Executive Officer (Principal Executive Officer of HECO)

By	/s/ Eric K. Yeaman	By	/s/ Tayne S. Y. Sekimura
	Eric K. Yeaman Financial Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer of HEI)		Tayne S. Y. Sekimura Financial Vice President (Principal Financial Officer of HECO)

By	/s/ Curtis Y. Harada	By	/s/ Patsy H. Nanbu
	Curtis Y. Harada Controller (Chief Accounting Officer of HEI)		Patsy H. Nanbu Controller (Chief Accounting Officer of HECO)

Date: May 4, 2005			Date: May 4, 2005