Form 10-Q
period 2005-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2005-08-08
CIK 354707, 46207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding August 1, 2005
Hawaiian Electric Industries, Inc. (Without Par Value)	80,934,009 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	12,805,843 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended June 30, 2005

i

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended June 30, 2005

GLOSSARY OF TERMS

Terms	Definitions
AES Hawaii	AES Hawaii, Inc., formerly known as AES Barbers Point, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income
ASB

American Savings Bank, F.S.B., a wholly-owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary, Bishop Insurance Agency of Hawaii, Inc.) and AdCommunications, Inc. Former subsidiaries include ASB Realty Corporation (dissolved in May 2005) and ASB Service Corporation (dissolved in January 2004).

BLNR	Board of Land and Natural Resources of the State of Hawaii
CHP	Combined heat and power
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

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
D&O	Decision and order
DG	Distributed generation
DOD	Department of Defense — federal
DOH	Department of Health of the State of Hawaii
DOT	Department of Taxation of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency — federal
FASB	Financial Accounting Standards Board
Federal	U.S. Government
FHLB	Federal Home Loan Bank
FIN	Financial Accounting Standards Board Interpretation No.
GAAP	Accounting principles generally accepted in the United States of America
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

HEIPC Group	HEI Power Corp. and its subsidiaries
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HTB	Hawaiian Tug & Barge Corp. In November 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Services, Inc.
IPP	Independent power producer
IRP	Integrated resource plan
KWH	Kilowatthour
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NII	Net interest income
NPV	Net portfolio value
PPA	Power purchase agreement
PRPs	Potentially responsible parties
PUC	Public Utilities Commission of the State of Hawaii
REIT	Real estate investment trust
RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
ROR	Return on average rate base
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SFAS	Statement of Financial Accounting Standards
SOX	Sarbanes-Oxley Act of 2002
SPRBs	Special Purpose Revenue Bonds
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

Cautionary Statements and Risk Factors that May Affect Future Results

This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (HECO) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects and possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HEI and its subsidiaries (collectively, the Company), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	the effects of international, national and local economic conditions, including the state of the Hawaii tourist and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value of collateral underlying loans and mortgage-related securities) and decisions concerning the extent of the presence of the federal government and military in Hawaii;

•	the effects of weather and natural disasters;

•	global developments, including the effects of terrorist acts, the war on terrorism, continuing U.S. presence in Iraq and Afghanistan and potential conflict or crisis with North Korea;

•	the timing and extent of changes in interest rates;

•	the risks inherent in changes in the value of and market for securities available for sale and pension and other retirement plan assets;

•	changes in assumptions used to calculate retirement benefits costs and changes in funding requirements;

•	demand for services and market acceptance risks;

•	increasing competition in the electric utility and banking industries;

•	capacity and supply constraints or difficulties, especially if measures such as demand-side management (DSM), distributed generation (DG), combined heat and power (CHP) or other firm capacity supply-side resources fall short of achieving their forecast benefits or are otherwise insufficient to reduce or meet peak demand;

•	fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses;

•	the ability of independent power producers (IPPs) to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•	the ability of the electric utilities to negotiate, periodically, favorable fuel supply and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI and its subsidiaries (including HECO and its subsidiaries and American Savings Bank, F.S.B. (ASB)) or their competitors;

•	federal, state and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO and their subsidiaries (including changes in taxation, environmental laws and regulations and governmental fees and assessments); decisions by the Public Utilities Commission of the State of Hawaii (PUC) in rate cases and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions, restrictions and penalties (that may arise with respect to environmental conditions, capital adequacy and business practices);

•	the risks associated with the geographic concentration of HEI’s businesses;

•	the effects of changes in accounting principles applicable to HEI, HECO and their subsidiaries, including continued regulatory accounting under Statement of Financial Accounting Standards (SFAS) No. 71 (Accounting for the Effects of Certain Types of Regulation), and the possible effects of applying FASB Interpretation No. (FIN) 46R (Consolidation of Variable Interest Entities) and Emerging Issues Task Force (EITF) Issue No. 01-8 (Determining Whether an Arrangement Contains a Lease) to power purchase arrangements with independent power producers;

•	the effects of changes by securities rating agencies in their ratings of the securities of HEI and HECO;

•	the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing rights of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of allowance for loan losses;

•	the ultimate net proceeds from the disposition of assets and settlement of liabilities of discontinued or sold operations and the final outcome of related arbitration proceedings;

•	the final outcome of tax positions taken by HEI and its subsidiaries;

•	the ability of consolidated HEI to generate capital gains and utilize capital loss carryforwards on future tax returns;

•	the risks of suffering losses and incurring liabilities that are uninsured; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2005	December 31, 2004
Assets
Cash and equivalents	$168,330	$132,138
Federal funds sold	58,064	41,491
Accounts receivable and unbilled revenues, net	212,428	208,533
Available-for-sale investment and mortgage-related securities	1,913,565	2,034,091
Available-for-sale mortgage-related securities pledged for repurchase agreements	821,274	919,281
Held-to-maturity investment in Federal Home Loan Bank of Seattle stock (estimated fair value $97,764 and $97,365)	97,764	97,365
Loans receivable, net	3,427,687	3,249,191
Property, plant and equipment, net of accumulated depreciation of $1,489,145 and $1,434,840	2,452,775	2,422,303
Regulatory assets	109,063	108,630
Other	455,981	414,971
Goodwill and other intangibles	90,140	91,263

	$9,807,071	$9,719,257

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$146,022	$153,943
Deposit liabilities	4,453,322	4,296,172
Short-term borrowings	126,888	76,611
Securities sold under agreements to repurchase	667,463	811,438
Advances from Federal Home Loan Bank	1,018,200	988,231
Long-term debt, net	1,168,079	1,166,735
Deferred income taxes	226,845	229,765
Regulatory liabilities	208,172	197,089
Contributions in aid of construction	236,330	235,505
Other	305,371	318,418

	8,556,692	8,473,907

Minority interests
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,405

Stockholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding: 80,934,009 shares and 80,687,350 shares	1,017,272	1,010,090
Retained earnings	210,573	208,998
Accumulated other comprehensive loss	(11,759)	(8,143)

	1,216,086	1,210,945

	$9,807,071	$9,719,257

See accompanying “Notes to HEI’s Consolidated Financial Statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts and ratio of earnings to fixed charges)	2005	2004	2005	2004
Revenues
Electric utility	$429,730	$370,605	$804,505	$717,218
Bank	91,946	89,982	189,170	179,240
Other	586	1,211	1,215	2,450

	522,262	461,798	994,890	898,908

Expenses
Electric utility	387,083	324,691	730,252	627,164
Bank	69,744	66,971	138,015	130,121
Other	3,986	3,190	8,503	6,840

	460,813	394,852	876,770	764,125

Operating income (loss)
Electric utility	42,647	45,914	74,253	90,054
Bank	22,202	23,011	51,155	49,119
Other	(3,400)	(1,979)	(7,288)	(4,390)

	61,449	66,946	118,120	134,783

Interest expense—other than bank	(19,130)	(19,106)	(37,965)	(40,553)
Allowance for borrowed funds used during construction	475	733	902	1,377
Preferred stock dividends of subsidiaries	(474)	(475)	(950)	(950)
Allowance for equity funds used during construction	1,182	1,673	2,269	3,122

Income before income taxes	43,502	49,771	82,376	97,779
Income taxes	15,167	38,533	29,946	55,609

Income from continuing operations	28,335	11,238	52,430	42,170
Discontinued operations-loss on disposal, net of income taxes	(755)	—	(755)	—

Net income	$27,580	$11,238	$51,675	$42,170

Basic earnings (loss) per common share operations
Continuing operations	$0.35	$0.14	$0.65	$0.54
Discontinued operations	(0.01)	—	(0.01)	—

	$0.34	$0.14	$0.64	$0.54

Diluted earnings (loss) per common share
Continuing operations	$0.35	$0.14	$0.65	$0.53
Discontinued operations	(0.01)	—	(0.01)	—

	$0.34	$0.14	$0.64	$0.53

Dividends per common share	$0.31	$0.31	$0.62	$0.62

Weighted-average number of common shares outstanding	80,814	80,350	80,741	78,544
Dilutive effect of stock options and dividend equivalents	399	357	404	351

Adjusted weighted-average shares	81,213	80,707	81,145	78,895

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits			2.07	2.20

Including interest on ASB deposits			1.81	1.92

See accompanying “Notes to HEI’s Consolidated Financial Statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total
(in thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2004	80,687	$1,010,090	$208,998	$(8,143)	$1,210,945
Comprehensive income:
Net income	—	—	51,675	—	51,675
Net unrealized losses on securities:
Net unrealized losses on securities arising during the period, net of tax benefits of $4,881	—	—	—	(3,510)	(3,510)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $70	—	—	—	(106)	(106)

Comprehensive income (loss)	—	—	51,675	(3,616)	48,059

Issuance of common stock, net	247	7,182	—	—	7,182
Common stock dividends ($0.62 per share)	—	—	(50,100)	—	(50,100)

Balance, June 30, 2005	80,934	$1,017,272	$210,573	$(11,759)	$1,216,086

Balance, December 31, 2003	75,838	$888,431	$197,774	$2,826	$1,089,031
Comprehensive income:
Net income	—	—	42,170	—	42,170
Net unrealized losses on securities:
Net unrealized losses arising during the period, net of tax benefits of $13,344	—	—	—	(28,609)	(28,609)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $6	—	—	—	(10)	(10)
Minimum pension liability adjustment, net of tax benefits of $19	—	—	—	1	1

Comprehensive income (loss)	—	—	42,170	(28,618)	13,552

Issuance of common stock, net	4,536	115,898	—	—	115,898
Common stock dividends ($0.62 per share)	—	—	(48,480)	—	(48,480)

Balance, June 30, 2004	80,374	$1,004,329	$191,464	$(25,792)	$1,170,001

See accompanying “Notes to HEI’s Consolidated Financial Statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2005	2004
(in thousands)
Cash flows from operating activities
Income from continuing operations	$52,430	$42,170
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation of property, plant and equipment	66,974	62,826
Other amortization	5,861	9,646
Provision for loan losses	(3,100)	(4,600)
Deferred income taxes	2,066	(2,793)
Allowance for equity funds used during construction	(2,269)	(3,122)
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(3,895)	3,410
Increase in tax deposit	(30,000)	—
Increase (decrease) in accounts payable	(7,921)	20,316
Increase (decrease) in taxes accrued	(5,406)	42,647
Changes in other assets and liabilities	(4,573)	5,221

Net cash provided by operating activities	70,167	175,721

Cash flows from investing activities
Available-for-sale mortgage-related securities purchased	(174,436)	(633,813)
Principal repayments on available-for-sale mortgage-related securities	353,425	431,484
Proceeds from sale of available-for-sale mortgage-related securities	28,039	11,427
Originations and purchases of loans held for investment	(645,019)	(578,115)
Principal repayments on loans held for investment	465,693	598,446
Proceeds from sale of real estate acquired in settlement of loans	—	580
Capital expenditures	(86,146)	(86,643)
Contributions in aid of construction	5,444	3,448
Distributions from unconsolidated subsidiaries	—	24,379
Other	1,144	(178)

Net cash used in investing activities	(51,856)	(228,985)

Cash flows from financing activities
Net increase in deposit liabilities	157,150	51,978
Net increase in short-term borrowings with maturities of three months or less	50,277	14,197
Net increase in retail repurchase agreements	8,713	6,645
Proceeds from securities sold under agreements to repurchase	510,205	513,350
Repayments of securities sold under agreements to repurchase	(663,300)	(483,000)
Proceeds from advances from Federal Home Loan Bank	173,000	50,200
Principal payments on advances from Federal Home Loan Bank	(143,031)	(102,201)
Proceeds from issuance of long-term debt	53,643	102,073
Repayment of long-term debt	(53,000)	(223,165)
Net proceeds from issuance of common stock	2,918	106,000
Common stock dividends	(50,073)	(43,942)
Other	(10,212)	(8,234)

Net cash provided by (used in) financing activities	36,290	(16,099)

Net cash provided by (used in) discontinued operations	(1,836)	1,943

Net increase (decrease) in cash and equivalents and federal funds sold	52,765	(67,420)
Cash and equivalents and federal funds sold, beginning of period	173,629	279,988

Cash and equivalents and federal funds sold, end of period	$226,394	$212,568

See accompanying “Notes to HEI’s Consolidated Financial Statements.”

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in HEI’s Form 10-K for the year ended December 31, 2004 and the unaudited consolidated financial statements and the notes thereto in HEI’s Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2005.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of June 30, 2005 and December 31, 2004 and the results of its operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10–Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation. For example, assets and liabilities at December 31, 2004 have been restated for the reclassification of regulatory assets from “Regulatory liabilities, net” to “Regulatory assets.”

(2) Segment financial information

(in thousands)	Electric Utility	Bank	Other	Total
Three months ended June 30, 2005
Revenues from external customers	$429,683	$91,946	$633	$522,262
Intersegment revenues (eliminations)	47	—	(47)	—

Revenues	429,730	91,946	586	522,262

Profit (loss)*	31,890	22,183	(10,571)	43,502
Income taxes (benefit)	12,246	8,631	(5,710)	15,167

Income (loss) from continuing operations	19,644	13,552	(4,861)	28,335

Six months ended June 30, 2005
Revenues from external customers	804,458	189,170	1,262	994,890
Intersegment revenues (eliminations)	47	—	(47)	—

Revenues	804,505	189,170	1,215	994,890

Profit (loss)*	51,973	51,106	(20,703)	82,376
Income taxes (benefit)	19,944	19,793	(9,791)	29,946

Income (loss) from continuing operations	32,029	31,313	(10,912)	52,430

Assets (at June 30, 2005, including net assets of discontinued operations)	2,923,097	6,816,549	67,425	9,807,071

Three months ended June 30, 2004
Revenues from external customers	$370,605	$89,982	$1,211	$461,798

Profit (loss)*	35,439	21,635	(7,303)	49,771
Income taxes (benefit)	13,704	28,584	(3,755)	38,533

Income (loss) from continuing operations	21,735	(6,949)	(3,548)	11,238

Six months ended June 30, 2004
Revenues from external customers	717,218	179,240	2,450	898,908

Profit (loss)*	68,122	46,365	(16,708)	97,779
Income taxes (benefit)	26,364	37,387	(8,142)	55,609

Income (loss) from continuing operations	41,758	8,978	(8,566)	42,170

Assets (at June 30, 2004, including net assets of discontinued operations)	2,754,970	6,537,409	92,045	9,384,424

*	Income (loss) before income taxes.

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

In June 2004, ASB recorded a cumulative after-tax charge to net income of $24 million for an unfavorable tax ruling involving its real estate investment trust subsidiary, which was settled in December 2004.

(3) Electric utility subsidiary

For HECO’s consolidated financial information, including its commitments and contingencies, see pages 13 through 31.

(4) Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Balance Sheet Data (unaudited)

(in thousands)	June 30, 2005	December 31, 2004
Assets
Cash and equivalents	$161,285	$120,295
Federal funds sold	58,064	41,491
Available-for-sale investment and mortgage-related securities	1,913,565	2,034,091
Available-for-sale mortgage-related securities pledged for repurchase agreements	821,274	919,281
Held-to-maturity investment in Federal Home Loan Bank of Seattle stock (estimated fair value $97,764 and $97,365)	97,764	97,365
Loans receivable, net	3,427,687	3,249,191
Other	246,770	213,528
Goodwill and other intangibles	90,140	91,263

	$6,816,549	$6,766,505

Liabilities and stockholder’s equity
Deposit liabilities–noninterest bearing	$586,154	$558,958
Deposit liabilities–interest bearing	3,867,168	3,737,214
Securities sold under agreements to repurchase	667,463	811,438
Advances from Federal Home Loan Bank	1,018,200	988,231
Other	112,161	110,938

	6,251,146	6,206,779

Minority interests	—	3,415

Common stock	321,173	320,501
Retained earnings	255,056	243,001
Accumulated other comprehensive loss	(10,826)	(7,191)

	565,403	556,311

	$6,816,549	$6,766,505

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Statements of Income Data (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Interest and dividend income
Interest and fees on loans	$50,657	$45,832	$99,170	$92,241
Interest on mortgage-related securities	26,636	27,559	60,464	54,636
Interest and dividends on investment securities	887	1,665	1,922	3,413

	78,180	75,056	161,556	150,290

Interest expense
Interest on deposit liabilities	12,460	11,464	24,477	23,674
Interest on Federal Home Loan Bank advances	11,291	10,347	22,116	20,844
Interest on securities sold under repurchase agreements	5,602	5,231	12,525	10,477

	29,353	27,042	59,118	54,995

Net interest income	48,827	48,014	102,438	95,295
Recovery of loan losses	—	(3,000)	(3,100)	(4,600)

Net interest income after recovery of loan losses	48,827	51,014	105,538	99,895

Other income
Fees from other financial services	6,333	6,160	12,196	11,742
Fee income on deposit liabilities	4,092	4,276	8,263	8,657
Fee income on other financial products	2,154	2,646	4,589	5,622
Fee income on loans serviced for others, net	114	907	329	577
Gain on sale of securities	175	—	175	16
Other income	898	937	2,062	2,336

	13,766	14,926	27,614	28,950

General and administrative expenses
Compensation and employee benefits	17,441	15,704	34,068	31,459
Occupancy	4,088	4,273	8,106	8,529
Equipment	3,302	3,378	6,701	7,045
Data processing	2,503	2,777	5,548	5,600
Consulting and other services	3,941	3,190	7,608	5,721
Interest on income taxes	406	5,324	3,082	5,324
Other	8,710	8,283	16,884	16,048

	40,391	42,929	81,997	79,726

Income before minority interests and income taxes	22,202	23,011	51,155	49,119
Minority interests	18	23	45	49
Income taxes	8,631	28,584	19,793	37,387

Income (loss) before preferred stock dividends	13,553	(5,596)	31,317	11,683
Preferred stock dividends	1	1,353	4	2,705

Net income (loss) for common stock	$13,552	$(6,949)	$31,313	$8,978

In December 2004, ASB’s capital structure changed when ASB redeemed its preferred stock held by HEIDI ($75 million) and HEIDI infused common equity into ASB ($75 million).

At June 30, 2005, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.0 billion.

In the first quarter of 2005, ASB recorded a $3 million reserve for potential interest on the disputed timing of dividend income recognition. In the second quarter of 2005, ASB made a $30 million deposit primarily to stop the further accrual of interest on the disputed timing of dividend income recognition related to a change in ASB’s 2000 and 2001 tax year-ends. ASB believes it has adequately provided for this disputed issue and other minor unresolved income tax issues with federal and state tax authorities and related interest.

ASB Realty Corporation

In 1998, ASB formed a subsidiary, ASB Realty Corporation, which elected to be taxed as a real estate investment trust (REIT). This reorganization had reduced Hawaii bank franchise taxes as a result of ASB taking a dividends received deduction on dividends paid to it by ASB Realty Corporation. The State of Hawaii Department of Taxation (DOT) challenged ASB’s position on the dividends received deduction and issued notices of tax assessment for 1999 through 2001. In 2002, ASB filed an appeal with the State Board of Review, First Taxation District (Board) and in 2003, the Board issued its decision in favor of the DOT and ASB filed a notice of appeal with the Hawaii Tax Appeal Court.

In June 2004, the Hawaii Tax Appeal Court issued its decision in favor of the DOT for tax assessed years 1999 through 2001. ASB appealed the decision to the Hawaii Supreme Court, which appeal was dismissed as part of a settlement described below. As a result of the Hawaii Tax Appeal Court’s decision, ASB recorded a cumulative after-tax charge to net income in the second quarter of 2004 of $24 million ($21 million for the bank franchise taxes and $3 million for interest).

On December 31, 2004, ASB agreed to settle its dispute with the DOT and close the tax years 1999 through 2004 (relating to the financial performance of ASB for the years 1998 through 2003) for purposes of audit, examination, assessment, refund and judicial review. Under the terms of the settlement, ASB agreed to pay the DOT $12 million, in addition to $17 million previously paid under protest, dismiss its appeal to the Hawaii Supreme Court and not take the dividends received deduction in future years. As a result, ASB recognized $3 million in additional net income in the fourth quarter of 2004, representing a partial reversal of the $24 million previously charged against net income. ASB Realty Corporation was dissolved in the second quarter of 2005, with substantially all of its assets being distributed to ASB.

(5) Discontinued operations - HEI Power Corp. (HEIPC)

In 2001, the HEI Board of Directors adopted a formal plan to exit the international power business (engaged in by HEIPC and its subsidiaries, the HEIPC Group). HEIPC management has carried out a program to dispose of all of the HEIPC Group’s remaining projects and investments. Accordingly, the HEIPC Group has been reported as a discontinued operation in the Company’s consolidated statements of income.

In the third quarter of 2004, the HEIPC Group transferred its interest in a China joint venture to its partner and another entity for $3 million and recorded a gain on disposal, net of income taxes, of $2 million. The HEIPC Group is continuing to pursue recovery of a significant portion of its losses through arbitration of its claims under a political risk insurance policy. In the second quarter of 2005, HEIPC increased its reserve for future expenses by $1 million primarily due to higher than expected arbitration costs. Post-hearing briefs were filed in August 2005. A decision is possible prior to year-end; however, management cannot predict when a final decision will be rendered or the outcome of its claims.

As of June 30, 2005, the remaining net assets of the discontinued international power operations amounted to $11 million (included in “Other” assets) and consisted primarily of deferred taxes receivable, reduced by a reserve for losses from operations during the phase-out period (primarily for legal fees). If the HEIPC Group is successful in pursuing its insurance claims in connection with its China joint venture interest, any such recovery would be recorded as a gain on disposal of discontinued operations. Further losses may be sustained if the expenditures made in pursuing its insurance claims in connection with the China joint venture interest exceed the total of any recovery ultimately achieved and the amount provided for in HEI’s reserve for discontinued operations.

(6) HEI common stock sale and redemption of HEI-obligated trust preferred securities; HEI medium-term notes; HECO-obligated trust preferred securities

Hawaiian Electric Industries Capital Trust I (the Trust) was a Delaware statutory trust and financing entity which issued, in 1997, $100 million of 8.36% Trust Originated Preferred Securities to the public. In March 2004, HEI completed the issuance and sale of 2 million shares of its common stock (pre-split) in a registered public offering. HEI used the net proceeds from the sale, along with other corporate funds, to effect the redemption of the 8.36% Trust Originated Preferred Securities in April 2004. The Trust was dissolved and terminated in 2004.

On March 17, 2004, HEI sold $50 million of 4.23% notes, due March 15, 2011, under its registered medium-term note program. The net proceeds from this sale were ultimately used to make short-term loans to HECO, to assist HECO and Hawaii Electric Light Company, Inc. (HELCO) in redeeming in April 2004 the 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998, and for other general corporate purposes. HECO has repaid those short-term loans primarily with funds saved from reducing dividends to HEI in 2004.

See Note 2 of “Notes to HECO’s Consolidated Financial Statements” for a discussion of the electric utilities’ trust preferred securities.

(7) Retirement benefits

For the six months ended June 30, 2005, ASB paid $6 million and HECO paid $5 million of contributions to the retirement benefit plans, compared to $1 million and $5 million, respectively, in the first half of 2004. The Company’s current estimate of contributions to the retirement benefit plans in 2005 is $17 million, compared to contributions of $37 million in 2004. The balance of the estimated 2005 contributions is expected to be made primarily by the electric utilities.

The components of net periodic benefit cost were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$7,390	$6,350	$1,345	$1,171	$14,673	$13,101	$2,618	$2,265
Interest cost	13,031	12,721	2,744	2,801	26,089	25,331	5,552	5,385
Expected return on plan assets	(18,535)	(18,254)	(2,440)	(2,736)	(36,909)	(36,463)	(4,925)	(4,845)
Amortization of unrecognized transition obligation	1	1	785	749	2	2	1,569	1,569
Amortization of prior service cost (gain)	(165)	(148)	(3)	4	(311)	(297)	—	7
Recognized actuarial loss (gain)	1,402	373	72	(308)	2,996	592	231	—

Net periodic benefit cost	$3,124	$1,043	$2,503	$1,681	$6,540	$2,266	$5,045	$4,381

Of the net periodic benefit costs, the Company recorded expense of $9 million and $6 million in the first six months of 2005 and 2004, respectively, and charged the remaining amounts primarily to electric utility plant.

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

(9) Commitments and contingencies

In May 2005, HEI and HEI Investments, Inc. (HEIII) entered into an agreement with a third party for the sale of HEIII’s approximate 25% interest in the trust that is the lessor under a lease of a 60% undivided interest in a coal-fired electric generating plant in Georgia, subject to the satisfaction of numerous conditions, including a facility appraisal and board or executive committee approvals. The sale is expected to close prior to the end of the third quarter of 2005. As of July 31, 2005, the carrying value of HEIII’s approximate 25% interest in the trust was $19.5 million and the estimated sales price, net of nonrecourse debt to be assumed by the third party, was approximately $34 million; however, the sales price is subject to adjustment based on the date the transaction is closed and prevailing interest rates at that time. At July 31, 2005, such purchase price adjustment would have been immaterial.

Also, see Note 5, “Discontinued operations,” above and Note 5, “Commitments and contingencies,” of “Notes to HECO’s Consolidated Financial Statements.”

(10) Cash flows

Supplemental disclosures of cash flow information

For the six months ended June 30, 2005 and 2004, the Company paid interest amounting to $88.4 million and $84.1 million, respectively.

For the six months ended June 30, 2005 and 2004, the Company paid income taxes amounting to $19.5 million and $2.5 million, respectively. The increase for the first half of 2005 compared to the first half of 2004 is primarily due to the payment of bank franchise and federal income taxes in settlement of prior years’ liabilities.

Supplemental disclosures of noncash activities

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $4.5 million for the six months ended June 30, 2004. Beginning in March 2004, HEI began satisfying the requirements of the HEI DRIP and the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) by acquiring for cash its common shares through open market purchases rather than the issuances of additional shares.

Other noncash increases in common stock for director and officer compensatory plans were $4.2 million and $1.9 million for the six months ended June 30, 2005 and 2004, respectively.

(11) Recent accounting pronouncements and interpretations

For a discussion of recent accounting pronouncements and interpretations regarding the consolidation of variable interest entities and the tax effects of income from domestic production activities, see Note 7 of “Notes to HECO’s Consolidated Financial Statements.”

Other-than-temporary impairment and its application to certain investments

In March 2004, the Financial Accounting Standards Board (FASB) ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 provides guidance for determining whether an investment in debt or equity securities is impaired, evaluating whether an impairment is other-than-temporary and measuring impairment. EITF Issue No. 03-1 also provides disclosure guidance. The recognition and measurement guidance would have applied prospectively to all current and future investments within the scope of EITF Issue No. 03-1 in reporting periods beginning after June 15, 2004. However, in September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1 to delay the effective date of the recognition and measurement guidance. At its June 29, 2005 meeting, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a as final (planned to be retitled as FSP FAS 115-1). The final FSP will replace the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

Asset retirement obligations

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” which will require recognition of a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event if the amount can be reasonably estimated. The Company must adopt FIN 47 no later than December 31, 2005. Management has not yet determined the impact of adoption on the Company’s financial position or results of operations.

Accounting changes and error corrections

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively so that all prior period financial statements presented are based on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Because the impact of adopting SFAS No. 154 will be dependent on future events and circumstances, management cannot predict its impact.

(12) Income taxes

In the first quarter of 2005, the Company recorded a $3 million reserve for potential interest on the disputed timing of dividend income recognition. In the second quarter of 2005, the Company made a $30 million deposit primarily to stop the further accrual of interest on the disputed timing of dividend income recognition related to a change in ASB’s 2000 and 2001 tax year-ends. At June 30, 2005, $3 million, net of tax effects, was accrued for unresolved tax issues and related interest. In the second quarter of 2005, $1 million of income taxes and interest payable were reversed due to the resolution of audit issues with the Internal Revenue Service. The Company believes it has adequately provided for the issue involving the disputed timing of dividend income recognition and other minor unresolved income tax issues with federal and state tax authorities and related interest. Although not probable, adverse developments on unresolved issues could result in additional charges to net income in the future. Based on information currently available, the Company believes the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.

(13) Subsequent event

As of July 1, 2005, HEI Properties, Inc. (HEIPI) had a $0.5 million investment in 666,667 shares of Hoku Scientific, Inc. (Hoku), a Hawaii fuel cell technology startup company. The investment had been accounted for under the cost method since Hoku was a non-controlled corporation, HEIPI did not have the ability to exercise significant influence over the operating and financial policies of Hoku, and Hoku’s shares were not publicly traded. Hoku went public and shares of Hoku began trading on the Nasdaq Stock Market on August 5, 2005 (closing price of $5.36). HEIPI is subject to certain “lockup” provisions that expire in February 2006. Commencing on August 5, 2005, the Hoku securities will be considered marketable and HEIPI will classify the securities as trading securities, carried at fair value with changes in fair value recorded in earnings.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except par value)	June 30, 2005	December 31, 2004
Assets
Utility plant, at cost
Land	$32,988	$32,995
Plant and equipment	3,650,367	3,573,716
Less accumulated depreciation	(1,410,758)	(1,361,703)
Plant acquisition adjustment, net	171	197
Construction in progress	108,609	102,949

Net utility plant	2,381,377	2,348,154

Current assets
Cash and equivalents	2,771	327
Customer accounts receivable, net	104,080	102,007
Accrued unbilled revenues, net	80,350	79,028
Other accounts receivable, net	3,827	6,499
Fuel oil stock, at average cost	64,770	58,570
Materials and supplies, at average cost	27,347	23,768
Prepaid pension benefit cost	102,289	106,018
Other	7,636	8,327

Total current assets	393,070	384,544

Other long-term assets
Regulatory assets	109,063	108,630
Unamortized debt expense	14,829	14,724
Other	24,758	23,563

Total other long-term assets	148,650	146,917

	$2,923,097	$2,879,615

Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	299,187	298,938
Retained earnings	645,586	632,779

Common stock equity	1,030,160	1,017,104
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Long-term debt, net	760,079	752,735

Total capitalization	1,824,532	1,804,132

Current liabilities
Short-term borrowings–nonaffiliates	122,591	76,611
Short-term borrowings–affiliate	—	11,957
Accounts payable	74,464	94,015
Interest and preferred dividends payable	10,261	10,738
Taxes accrued	105,816	105,925
Other	27,037	34,981

Total current liabilities	340,169	334,227

Deferred credits and other liabilities
Deferred income taxes	190,652	189,193
Regulatory liabilities	208,172	197,089
Unamortized tax credits	53,918	53,208
Other	69,324	66,261

Total deferred credits and other liabilities	522,066	505,751

Contributions in aid of construction	236,330	235,505

	$2,923,097	$2,879,615

See accompanying “Notes to HECO’s Consolidated Financial Statements.”

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except for ratio of earnings to fixed charges)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating revenues	$428,807	$369,393	$802,497	$715,337
Operating expenses
Fuel oil	148,775	114,496	264,401	211,582
Purchased power	106,369	94,267	207,585	186,506
Other operation	41,794	36,877	83,110	71,146
Maintenance	19,837	15,910	37,775	32,906
Depreciation	30,822	28,744	61,642	57,488
Taxes, other than income taxes	39,293	34,198	75,264	67,082
Income taxes	12,293	13,779	20,031	26,666

	399,183	338,271	749,808	653,376

Operating income	29,624	31,122	52,689	61,961

Other income
Allowance for equity funds used during construction	1,182	1,673	2,269	3,122
Other, net	777	1,088	1,620	1,729

	1,959	2,761	3,889	4,851

Income before interest and other charges	31,583	33,883	56,578	66,812

Interest and other charges
Interest on long-term debt	10,656	10,825	21,565	20,895
Amortization of net bond premium and expense	557	577	1,113	1,146
Other interest charges	702	980	1,775	3,392
Allowance for borrowed funds used during construction	(475)	(733)	(902)	(1,377)
Preferred stock dividends of subsidiaries	229	229	458	458

	11,669	11,878	24,009	24,514

Income before preferred stock dividends of HECO	19,914	22,005	32,569	42,298

Preferred stock dividends of HECO	270	270	540	540

Net income for common stock	$19,644	$21,735	$32,029	$41,758

Ratio of earnings to fixed charges (SEC method)			3.00	3.53

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Retained Earnings (unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Retained earnings, beginning of period	$635,231	$571,625	$632,779	$563,215
Net income for common stock	19,644	21,735	32,029	41,758
Common stock dividends	(9,289)	—	(19,222)	(11,613)

Retained earnings, end of period	$645,586	$593,360	$645,586	$593,360

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying “Notes to HECO’s Consolidated Financial Statements.”.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2005	2004
(in thousands)

Cash flows from operating activities
Income before preferred stock dividends of HECO	$32,569	$42,298
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Depreciation of property, plant and equipment	61,642	57,488
Other amortization	4,568	4,448
Deferred income taxes	1,336	6,142
Tax credits, net	1,385	2,282
Allowance for equity funds used during construction	(2,269)	(3,122)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	599	(2,254)
Increase in accrued unbilled revenues	(1,322)	(3,803)
Increase in fuel oil stock	(6,200)	(5,303)
Increase in materials and supplies	(3,579)	(2,571)
Increase in regulatory assets	(1,167)	(656)
Decrease in accounts payable	(19,551)	(3,120)
Increase (decrease) in taxes accrued	(109)	1,157
Changes in other assets and liabilities	(4,788)	(9,133)

Net cash provided by operating activities	63,114	83,853

Cash flows from investing activities
Capital expenditures	(83,516)	(84,430)
Contributions in aid of construction	5,444	3,448
Other	1,423	1,547

Net cash used in investing activities	(76,649)	(79,435)

Cash flows from financing activities
Common stock dividends	(19,222)	(11,613)
Preferred stock dividends	(540)	(540)
Proceeds from issuance of long-term debt	53,643	52,073
Repayment of long-term debt	(47,000)	(103,092)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	34,023	71,313
Other	(4,925)	(2,975)

Net cash provided by financing activities	15,979	5,166

Net increase in cash and equivalents	2,444	9,584
Cash and equivalents, beginning of period	327	158

Cash and equivalents, end of period	$2,771	$9,742

See accompanying “Notes to HECO’s Consolidated Financial Statements.”

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in HECO’s SEC Form 10-K for the year ended December 31, 2004 and the unaudited consolidated financial statements and the notes thereto in HECO’s Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2005.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of June 30, 2005 and December 31, 2004 and the results of their operations for the three and six months ended June 30, 2005 and 2004 and their cash flows for the six months ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation. For example, assets and liabilities at December 31, 2004 have been restated for the reclassification of regulatory assets from “Regulatory liabilities, net” to “Regulatory assets.”

(2) HECO-obligated mandatorily redeemable trust preferred securities of unconsolidated subsidiary trusts holding solely HECO and HECO-guaranteed debentures

HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to HECO, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by each of Maui Electric Company, Limited (MECO) and HELCO in the respective principal amounts of $10 million, (iii) making distributions on the trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are redeemable at the issuer’s option without premium beginning on March 18, 2009. The 2004 Debentures, together with the obligations of HECO, MECO and HELCO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of MECO and HELCO under their respective debentures, are the sole assets of Trust III. Trust III has at all times been an unconsolidated subsidiary of HECO in accordance with FIN 46R, “Consolidation of Variable Interest Entities.” Trust III’s balance sheet as of June 30, 2005 consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statement for six months ended June 30, 2005 consisted of $1.7 million of interest income received from the 2004 Debentures; $1.6 million of distributions to holders of the Trust Preferred Securities; and $0.1 million of common dividends on the trust common securities to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

HECO Capital Trust I (Trust I) was a financing entity, which issued, in 1997, $50 million of 8.05% Cumulative Quarterly Income Preferred Securities, Series 1997 (1997 Trust Preferred Securities) to the public. In March 2004, HECO, HELCO and MECO borrowed the proceeds of the sale of Trust III’s 2004 Trust Preferred Securities and, in April 2004, applied the proceeds, along with other corporate funds, to redeem the 1997 Trust Preferred Securities. HECO Capital Trust II (Trust II) was a financing entity, which issued, in 1998, $50 million of 7.30% Cumulative Quarterly Income Preferred Securities, Series 1998 (1998 Trust Preferred Securities) to the public. In April 2004, the electric utilities used funds primarily from short-term borrowings from HEI and from the issuance of commercial paper by HECO to redeem the 1998 Trust Preferred Securities. Trust I and Trust II, each a Delaware statutory trust, were consolidated subsidiaries of HECO until they were deconsolidated in accordance with FIN 46R as of January 1, 2004. Trust I and Trust II were dissolved and terminated in 2004.

(3) Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. HECO and its subsidiaries’ payments to the taxing authorities are based on the prior year’s revenues. For the six months ended June 30, 2005 and 2004, HECO and its subsidiaries included approximately $71 million and $63 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

(4) Retirement benefits

In the first six months of 2005 and 2004, HECO and its subsidiaries paid contributions of $5 million and $5 million, respectively, to the retirement benefit plans. HECO and its subsidiaries’ current estimate of contributions to the retirement benefit plans in 2005 is $11 million, compared to their contributions of $34 million in 2004.

The components of net periodic benefit cost were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$6,030	$5,146	$1,307	$1,139	$11,904	$10,723	$2,544	$2,203
Interest cost	11,722	11,503	2,684	2,731	23,438	22,888	5,420	5,251
Expected return on plan assets	(16,812)	(16,708)	(2,402)	(2,699)	(33,462)	(33,341)	(4,850)	(4,777)
Amortization of unrecognized transition obligation	—	—	783	749	1	1	1,565	1,565
Amortization of prior service gain	(197)	(186)	—	—	(385)	(372)	—	—
Recognized actuarial loss (gain)	1,145	82	59	(295)	2,402	108	206	—

Net periodic benefit cost	$1,888	$(163)	$2,431	$1,625	$3,898	$7	$4,885	$4,242

Of the net periodic benefit costs, HECO and its subsidiaries recorded expense of $6 million and $3 million in the first six months of 2005 and 2004, respectively, and charged the remaining amounts primarily to electric utility plant.

(5) Commitments and contingencies

Interim increases

At June 30, 2005, HECO and its subsidiaries had recognized $18 million of revenues with respect to interim orders regarding certain integrated resource planning costs, which revenues are subject to refund, with interest, if and to the extent they exceed the amounts allowed in final orders.

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

Status. Installation of CT-4 and CT-5 was significantly delayed as a result of land use and environmental permitting delays and related administrative proceedings and lawsuits, which have been described in detail in previous periodic reports filed with the SEC. However, in 2003, the parties opposing the plant expansion project (other than Waimana Enterprises, Inc. (Waimana), which did not participate in the settlement discussions and opposes the settlement) entered into a settlement agreement with HELCO and several Hawaii regulatory agencies, intended in part to permit HELCO to complete CT-4 and CT-5 (Settlement Agreement). Subsequently, CT-4 and CT-5 were installed and put into limited commercial operation in May and June 2004, respectively. The BLNR’s construction deadline of July 31, 2005 has been met. Noise mitigation equipment has been installed on CT-4 and CT-5 and additional noise mitigation work (not requiring any further construction) is ongoing. Completion of noise mitigation measures is a condition to the full time operation of the units.

Currently, three appeals to the Hawaii Supreme Court by Waimana have been briefed and are awaiting decision. These are appeals to judgments of the Third Circuit Court involving (i) vacating of a November 2002 Final Judgment which had halted construction; (ii) the Board of Land and Natural Resources (BLNR) 2003 construction period extension; and (iii) the BLNR’s approval of a revocable permit allowing HELCO to use brackish well water as the primary source of water for operating the Keahole plant. In the third appeal, additional briefs were filed on July 15, 2005 on the question of whether the appeal is moot given the granting by the BLNR of a long-term water lease allowing HELCO to use brackish water. On March 2, 2005, Waimana and another party appealed a judgment upholding the BLNR’s approval of the long-term lease allowing HELCO to use brackish well water, and Waimana has also appealed the denial of its motion seeking relief from judgment in the water lease case. In July 2005, the two appeals relating to the water lease were consolidated by the Hawaii Supreme Court. Full implementation of the Settlement Agreement is conditioned on obtaining final dispositions of all litigation pending at the time of the Settlement Agreement. If the remaining dispositions are obtained, as HELCO believes they will be, then HELCO must undertake a number of actions under the Settlement Agreement, including expediting efforts to obtain the permits and approvals necessary for installation of ST-7 with selective catalytic reduction emissions control equipment, assisting the Department of Hawaiian Home Lands in installing solar water heating in its housing projects, supporting the Keahole Defense Coalition’s participation in certain PUC cases, and cooperating with neighbors and community groups (including a Hot Line service).

HELCO’s plans for ST-7 are pending until it obtains the contemplated reclassification of the Keahole plant site from conservation to urban and obtains the necessary permits. HELCO has filed a petition for reclassification with the State Land Use Commission. Evidentiary hearings were held in May 2005 and concluded in July 2005, and the commission stated that HELCO’s petition would be considered in August 2005.

Costs incurred; management’s evaluation. As of June 30, 2005, HELCO’s capitalized costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (excluding costs for pre-air permit facilities) amounted to approximately $108 million, including $42 million for equipment and material purchases, $46 million for planning, engineering, permitting, site development and other costs and $20 million for an allowance for funds used during construction (AFUDC) up to November 30, 1998, after which date management decided not to continue accruing AFUDC. Of this amount, $103 million has been reclassified from construction in progress to plant and equipment and depreciation has been recorded since January 1, 2005. As of June 30, 2005, estimated additional capital costs of $4 million will be required for the installations of CT-4 and CT-5, including the costs necessary to satisfy the requirements of the Settlement Agreement.

Management believes that the prospects are good that the remaining Settlement Agreement conditions will be satisfied and that any further necessary permits will be obtained and that the appeals will be favorably resolved. However, HELCO’s electric rates will not change specifically as a result of including CT-4 and CT-5 in plant and equipment until HELCO files a rate increase application and the PUC grants HELCO rate relief. While management believes that no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of June 30, 2005, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HELCO may be required to write off a material portion of these costs.

East Oahu Transmission Project

HECO transmits bulk power to the Honolulu/East Oahu area over two major transmission corridors (Northern and Southern). HECO had planned to construct a partial underground/partial overhead 138 kV line from the Kamoku substation to the Pukele substation, which serves approximately 16% of Oahu’s electrical load, including Waikiki, in order to close the gap between the Southern and Northern corridors and provide a third transmission line to the Pukele substation, but a permit which would have allowed construction in the originally planned route through conservation district lands was denied in June 2002.

HECO continues to believe that the proposed reliability project (the East Oahu Transmission Project) is needed. In December 2003, HECO filed an application with the PUC requesting approval to commit funds (currently estimated at $55 million; see costs incurred below) for a revised East Oahu Transmission Project using the 46 kV system. In March 2004, the PUC granted intervenor status to an environmental organization and three elected officials (collectively treated as one party), and a more limited participant status to four community organizations. The environmental review process has been completed and the PUC issued a Finding of No Significant Impact in April 2005. Subject to PUC approval, HECO plans to construct the revised project, none of which is in conservation district lands, in two phases, currently projected for completion in 2007 and 2009.

As of June 30, 2005, the accumulated costs recorded for the East Oahu Transmission Project amounted to $25 million, including $12 million of planning and permitting costs incurred prior to 2003, when HECO was denied the approval necessary for the partial underground/partial overhead 138 kV line, $3 million of planning and permitting costs incurred after 2002, and $10 million for AFUDC. In the written testimony filed in June 2005, the CA’s consultant contends that HECO should always have planned for a project using only the 46 kV system and recommends that HECO be required to expense the $12 million incurred before 2003, and the related AFUDC. HECO plans to vigorously contest the CA’s recommendation in HECO’s rebuttal testimony, which is expected to be filed at the end of August 2005. The PUC has scheduled an evidentiary hearing in November 2005. The pre-2003 cost recovery issue, however, may not be decided by the PUC until HECO seeks to include project costs in its rate base in a future rate-making proceeding after all or part of the project is in-service. Management believes no adjustment to project costs is required as of June 30, 2005. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the project into service whether or not it is completed.

Environmental regulation

HECO, HELCO and MECO, like other utilities, periodically identify petroleum or other chemical releases into the environment associated with current operations at their generation plants and other facilities and report and take action on these releases when and as required by applicable law and regulations. Except as otherwise disclosed herein, the Company believes the costs of responding to its subsidiaries’ releases identified to date will not have a material adverse effect, individually and in the aggregate, on the Company’s or consolidated HECO’s financial statements.

Additionally, current environmental laws may require the subsidiaries to investigate whether releases from historical operations may have contributed to environmental impacts, and, where appropriate, respond to such releases, even if they were not inconsistent with law or standard industrial practices prevailing at the time when they occurred. Such releases may involve area-wide impacts contributed to by multiple potentially responsible parties.

Honolulu Harbor investigation. In 1995, the Department of Health of the State of Hawaii (DOH) issued letters indicating that it had identified a number of parties, including HECO, who appeared to be potentially responsible for historical subsurface petroleum contamination and/or operated their facilities upon petroleum-contaminated land at or near Honolulu Harbor in the Iwilei district of Honolulu. Certain of the identified parties formed a work group to determine the nature and extent of any contamination and appropriate response actions, as well as identify additional potentially responsible parties (PRPs). The U.S. Environmental Protection Agency (EPA) became involved in the investigation in June 2000. Later in 2000, the DOH issued notices to additional PRPs. The parties in the work group and some of the new PRPs (collectively, the Participating Parties) entered into a joint defense agreement and signed a voluntary response agreement with the DOH. The Participating Parties agreed to fund investigative and remediation work using an interim cost allocation method (subject to a final allocation) and have organized a limited liability company to perform the work.

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

Management developed a preliminary estimate of HECO’s share of costs primarily from 2002 through 2005 for continuing investigative work, remedial activities and monitoring at the Iwilei Unit of approximately $1.1 million (which was expensed in 2001 and of which $0.5 million has been incurred through June 30, 2005). Because (1) the full scope and extent of additional investigative work, remedial activities and monitoring are unknown at this time, (2) the final cost allocation method has not yet been determined and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei Unit (including its Honolulu power plant site), the cost estimate may be subject to significant change and additional material investigative and remedial costs may be incurred.

State of Hawaii, ex rel., Bruce R. Knapp, Qui Tam Plaintiff, and Beverly Perry, on behalf of herself and all others similarly situated, Class Plaintiff, vs. The AES Corporation, AES Hawaii, Inc., HECO and HEl

In April 2002, HECO and HEI were served with an amended complaint filed in the First Circuit Court of Hawaii alleging that the State of Hawaii and HECO’s other customers had been overcharged for electricity by over $1 billion since September 1992 due to alleged excessive prices in the PUC-approved amended PPA between HECO and AES Hawaii, Inc. (AES Hawaii). The PUC proceedings in which the amended PPA was approved addressed a number of issues, including whether the terms and conditions of the PPA were reasonable.

As a result of rulings by the First Circuit Court in 2003, all claims for relief and causes of action in the amended complaint were dismissed. In October 2003, plaintiff Beverly Perry filed a notice of appeal to the Hawaii Supreme Court and the Intermediate Court of Appeals, on the grounds that the Circuit Court erred in its reliance on the doctrine of primary jurisdiction and the statute of limitations. On July 16, 2004, the Supreme Court retained jurisdiction of the appeal (rather than assign the appeal to the Intermediate Court of Appeals) and a decision is pending. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s or HECO’s consolidated financial position, results of operations or liquidity.

Collective bargaining agreements

Approximately 60% of the electric utilities’ employees are members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, Unit 8, which is the only union representing employees of the Company. The current collective bargaining and benefit agreements cover a four-year term, from November 1, 2003 to October 31, 2007, and provide for non-compounded wage increases (3% on November 1, 2003; 1.5% on November 1, 2004, May 1, 2005, November 1, 2005 and May 1, 2006; and 3% on November 1, 2006).

(6) Cash flows

Supplemental disclosures of cash flow information

For the six months ended June 30, 2005 and 2004, HECO and its subsidiaries paid interest amounting to $23.1 million and $23.8 million, respectively.

For the six months ended June 30, 2005 and 2004, HECO and its subsidiaries paid income taxes amounting to $2.9 million and $6.4 million, respectively.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $2.3 million and $3.1 million for the six months ended June 30, 2005 and 2004, respectively.

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

(7) Recent accounting pronouncements and interpretations

For a discussion of recent accounting pronouncements and interpretations regarding other-than-temporary impairment and its application to certain investments, asset retirement obligations and accounting changes and error corrections, see Note 11 of “Notes to HEI’s Consolidated Financial Statements.”

Consolidation of variable interest entities

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.

As of June 30, 2005, HECO and its subsidiaries had six PPAs for a total of 512 MW of firm capacity, and other PPAs with smaller IPPs and Schedule Q providers that supplied as-available energy. Approximately 91% of the 512 MW of firm capacity is under PPAs, entered into before December 31, 2003, with AES Hawaii, Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (Hamakua) and H-POWER. Purchases from all IPPs for the six months ended June 30, 2005 totaled $208 million, with purchases from AES Hawaii, Kalaeloa, Hamakua and H-POWER totaling $68 million, $74 million, $27 million and $16 million, respectively. The primary business activities of these IPPs are the generation and sale of power to HECO and its subsidiaries. Current financial information about the size, including total assets and revenues, for many of these IPPs is not publicly available. Under FIN 46R, an enterprise with an interest in a VIE or potential VIE created before December 31, 2003 is not required to apply FIN 46R to that entity if the enterprise is unable to obtain, after making an exhaustive effort, the necessary information.

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

In October 2004, Kalaeloa and HECO executed two amendments to their PPA, under which, if certain conditions are satisfied, Kalaeloa may make an additional 29 MW of firm capacity available to HECO. In May 2005, the PUC issued a decision and order (D&O) approving the amendments and determining that HECO may include the additional costs resulting from the amendments in its revenue requirements for rate making purposes. Subject to the satisfaction of certain conditions, the amendments will become effective, and additional firm capacity of up to 29 MW will be made available, when the costs of the additional capacity and purchased power are recoverable from ratepayers in HECO’s current rate case proceeding, which is expected to occur on the effective date of an interim decision that management currently anticipates may be issued in the fourth quarter of 2005. When the first of these amendments becomes effective, Kalaeloa has agreed to make available to HECO the information HECO needs to (1) determine if HECO must consolidate Kalaeloa under the provisions of FIN 46R, (2) consolidate Kalaeloa, if necessary under FIN 46R, and (3) comply with Section 404 of SOX. The consolidation of Kalaeloa, if required, could have a material effect on HECO’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities, and, if Kalaeloa were operating at a loss and had insufficient equity, the potential recognition of such losses.

In October 2004, HELCO and Apollo Energy Corporation (Apollo) executed a restated and amended PPA which enables Apollo to repower its existing 7 MW facility, and install an additional 13.5 MW of capacity, for a total windfarm capacity of 20.5 MW. In December 2004, MECO executed a new PPA with Kaheawa Wind Power, LLC (KWP), which plans to install a 30 MW windfarm on Maui. The revised PPA with Apollo and new PPA with KWP were approved by the PUC in March 2005, and became effective in April 2005. The PPAs require Apollo and KWP to provide information necessary to (1) determine if HELCO and MECO must consolidate Apollo and KWP, respectively, under FIN 46R, (2) consolidate Apollo and/or KWP, if necessary under FIN 46R, and (3) comply with Section 404 of SOX. Management is in the process of obtaining the information necessary to complete its determination of whether Apollo or KWP are VIEs and, if so, whether HELCO or MECO, respectively, is the primary beneficiary. Based on information currently available, management believes the impact on consolidated HECO’s financial statements for the consolidation of Apollo and/or KWP, if necessary, would not be material. However, depending on the magnitude of the improvements contemplated in the respective PPAs, the impact of a required consolidation of Apollo and KWP could be material in the future.

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

Pending further guidance from the Department of Treasury and the Internal Revenue Service on these provisions, management has not yet determined the impact of these provisions on HECO’s consolidated results of operations, financial condition or liquidity. However, management expects that the second provision currently would not have a significant impact on HECO and its subsidiaries.

(8) Income taxes

HECO and its subsidiaries believe they have adequately provided for income tax issues not yet resolved with federal and state tax authorities. At June 30, 2005, $0.3 million, net of tax effects, was accrued for these issues. Although not probable, adverse developments on certain issues could result in additional charges to net income in the future. Based on information currently available, HECO and its subsidiaries believe the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on HECO’s consolidated results of operations, financial condition or liquidity.

(9) Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$42,647	$45,914	$74,253	$90,054
Deduct:
Income taxes on regulated activities	(12,293)	(13,779)	(20,031)	(26,666)
Revenues from nonregulated activities	(923)	(1,212)	(2,008)	(1,881)
Add: Expenses from nonregulated activities	193	199	475	454

Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$29,624	$31,122	$52,689	$61,961

(10) Consolidating financial information

HECO is not required to provide separate financial statements and other disclosures concerning HELCO and MECO to holders of the 2004 Debentures issued by HELCO and MECO to Trust III since all of their voting capital stock is owned, and these securities have been fully and unconditionally guaranteed, on a subordinated basis, by HECO. Consolidating information is provided below for these and other HECO subsidiaries for the periods ended and as of the dates indicated. HECO also unconditionally guarantees HELCO’s and MECO’s obligations (a) to the State of Hawaii for the repayment of principal and interest on their Special Purpose Revenue Bonds and (b) relating to the trust preferred securities of Trust III. Also, see Note 2. HECO is also obligated to make dividend, redemption and liquidation payments on HELCO’s and MECO’s preferred stock if the respective subsidiary is unable to make such payments.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and eliminations	HECO consolidated
Assets
Utility plant, at cost
Land	$25,652	3,019	4,317	—	—	$32,988
Plant and equipment	2,257,759	731,166	661,442	—	—	3,650,367
Less accumulated depreciation	(875,500)	(264,230)	(271,028)	—	—	(1,410,758)
Plant acquisition adjustment, net	—	—	171	—	—	171
Construction in progress	73,500	20,318	14,791	—	—	108,609

Net utility plant	1,481,411	490,273	409,693	—	—	2,381,377

Investment in subsidiaries, at equity	382,302	—	—	—	(382,302)	—

Current assets
Cash and equivalents	533	561	1,459	218	—	2,771
Advances to affiliates	41,500	—	10,750	—	(52,250)	—
Customer accounts receivable, net	67,781	18,591	17,708	—	—	104,080
Accrued unbilled revenues, net	56,429	12,500	11,421	—	—	80,350
Other accounts receivable, net	3,043	1,001	304	—	(521)	3,827
Fuel oil stock, at average cost	44,528	7,452	12,790	—	—	64,770
Materials and supplies, at average cost	14,298	3,083	9,966	—	—	27,347
Prepaid pension benefit cost	78,791	15,193	8,305	—	—	102,289
Other	7,031	452	153	—	—	7,636

Total current assets	313,934	58,833	72,856	218	(52,771)	393,070

Other long-term assets
Regulatory assets	80,441	15,078	13,544	—	—	109,063
Unamortized debt expense	10,084	2,443	2,302	—	—	14,829
Other	17,043	4,655	3,060	—	—	24,758

Total other long-term assets	107,568	22,176	18,906	—	—	148,650

	$2,285,215	571,282	501,455	218	(435,073)	$2,923,097

Capitalization and liabilities
Capitalization
Common stock equity	$1,030,160	189,524	192,580	198	(382,302)	$1,030,160
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	475,260	130,991	153,828	—	—	760,079

Total capitalization	1,527,713	327,515	351,408	198	(382,302)	1,824,532

Current liabilities
Short-term borrowings–nonaffiliates	122,591	—	—	—	—	122,591
Short-term borrowings–affiliate	10,750	41,500	—	—	(52,250)	—
Accounts payable	50,970	14,921	8,573	—	—	74,464
Interest and preferred dividends payable	7,698	1,178	1,516	—	(131)	10,261
Taxes accrued	62,754	18,871	24,191	—	—	105,816
Other	17,713	3,478	6,216	20	(390)	27,037

Total current liabilities	272,476	79,948	40,496	20	(52,771)	340,169

Deferred credits and other liabilities
Deferred income taxes	145,994	24,816	19,842	—	—	190,652
Regulatory liabilities	139,992	39,654	28,526	—	—	208,172
Unamortized tax credits	30,914	11,488	11,516	—	—	53,918
Other	24,166	31,565	13,593	—	—	69,324

Total deferred credits and other liabilities	341,066	107,523	73,477	—	—	522,066

Contributions in aid of construction	143,960	56,296	36,074	—	—	236,330

	$2,285,215	571,282	501,455	218	(435,073)	$2,923,097

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

December 31, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and eliminations	HECO consolidated
Assets
Utility plant, at cost
Land	$25,659	3,019	4,317	—	—	$32,995
Plant and equipment	2,204,909	714,316	654,491	—	—	3,573,716
Less accumulated depreciation	(849,031)	(253,294)	(259,378)	—	—	(1,361,703)
Plant acquisition adjustment, net	—	—	197	—	—	197
Construction in progress	79,532	14,541	8,876	—	—	102,949

Net utility plant	1,461,069	478,582	408,503	—	—	2,348,154

Investment in subsidiaries, at equity	376,212	—	—	—	(376,212)	—

Current assets
Cash and equivalents	9	3	17	298	—	327
Advances to affiliates	34,850	—	7,750	—	(42,600)	—
Customer accounts receivable, net	68,062	18,152	15,793	—	—	102,007
Accrued unbilled revenues, net	55,587	12,898	10,543	—	—	79,028
Other accounts receivable, net	3,755	1,050	1,280	—	414	6,499
Fuel oil stock, at average cost	39,420	7,805	11,345	—	—	58,570
Materials and supplies, at average cost	11,540	2,730	9,498	—	—	23,768
Prepaid pension benefit cost	81,085	15,755	9,178	—	—	106,018
Other	7,170	585	572	—	—	8,327

Total current assets	301,478	58,978	65,976	298	(42,186)	384,544

Other long-term assets
Regulatory assets	79,049	15,636	13,945	—	—	108,630
Unamortized debt expense	9,884	2,474	2,366	—	—	14,724
Other	16,211	4,293	3,059	—	—	23,563

Total other long-term assets	105,144	22,403	19,370	—	—	146,917

	$2,243,903	559,963	493,849	298	(418,398)	$2,879,615

Capitalization and liabilities
Capitalization
Common stock equity	$1,017,104	186,505	189,413	294	(376,212)	$1,017,104
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	468,049	130,908	153,778	—	—	752,735

Total capitalization	1,507,446	324,413	348,191	294	(376,212)	1,804,132

Current liabilities
Short-term borrowings–nonaffiliates	76,611	—	—	—	—	76,611
Short-term borrowings–affiliate	19,707	34,850	—	—	(42,600)	11,957
Accounts payable	66,582	17,530	9,903	—	—	94,015
Interest and preferred dividends payable	8,142	1,240	1,457	—	(101)	10,738
Taxes accrued	64,966	18,301	22,658	—	—	105,925
Other	23,691	5,265	5,506	4	515	34,981

Total current liabilities	259,699	77,186	39,524	4	(42,186)	334,227

Deferred credits and other liabilities
Deferred income taxes	146,812	23,590	18,791	—	—	189,193
Regulatory liabilities	131,915	38,022	27,152	—	—	197,089
Unamortized tax credits	30,392	11,306	11,510	—	—	53,208
Other	23,317	29,405	13,539	—	—	66,261

Total deferred credits and other liabilities	332,436	102,323	70,992	—	—	505,751

Contributions in aid of construction	144,322	56,041	35,142	—	—	235,505

	$2,243,903	559,963	493,849	298	(418,398)	$2,879,615

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and eliminations	HECO consolidated
Operating revenues	$287,073	68,484	73,250	—	—	$428,807

Operating expenses
Fuel oil	98,955	13,678	36,142	—	—	148,775
Purchased power	79,375	23,313	3,681	—	—	106,369
Other operation	28,488	6,055	7,251	—	—	41,794
Maintenance	13,225	3,508	3,104	—	—	19,837
Depreciation	17,747	6,805	6,270	—	—	30,822
Taxes, other than income taxes	26,291	6,322	6,680	—	—	39,293
Income taxes	6,674	2,594	3,025	—	—	12,293

	270,755	62,275	66,153	—	—	399,183

Operating income	16,318	6,209	7,097	—	—	29,624

Other income
Allowance for equity funds used during construction	929	69	184	—	—	1,182
Equity in earnings of subsidiaries	8,997	—	—	—	(8,997)	—
Other, net	977	89	135	(50)	(374)	777

	10,903	158	319	(50)	(9,371)	1,959

Income (loss) before interest and other charges	27,221	6,367	7,416	(50)	(9,371)	31,583

Interest and other charges
Interest on long-term debt	6,621	1,808	2,227	—	—	10,656
Amortization of net bond premium and expense	350	102	105	—	—	557
Other interest charges	705	249	122	—	(374)	702
Allowance for borrowed funds used during construction	(369)	(26)	(80)	—	—	(475)
Preferred stock dividends of subsidiaries	—	—	—	—	229	229

	7,307	2,133	2,374	—	(145)	11,669

Income (loss) before preferred stock dividends of HECO	19,914	4,234	5,042	(50)	(9,226)	19,914
Preferred stock dividends of HECO	270	133	96	—	(229)	270

Net income (loss) for common stock	$19,644	4,101	4,946	(50)	(8,997)	$19,644

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Retained Earnings (unaudited)

Three months ended June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and eliminations	HECO consolidated
Retained earnings, beginning of period	$635,231	86,565	95,756	(233)	(182,088)	$635,231
Net income (loss) for common stock	19,644	4,101	4,946	(50)	(8,997)	19,644
Common stock dividends	(9,289)	(1,785)	(3,043)	—	4,828	(9,289)

Retained earnings, end of period	$645,586	88,881	97,659	(283)	(186,257)	$645,586

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended June 30, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Operating revenues	$250,857	57,349	61,187	—	—	$369,393

Operating expenses
Fuel oil	80,165	8,516	25,815	—	—	114,496
Purchased power	69,106	22,125	3,036	—	—	94,267
Other operation	24,957	5,722	6,198	—	—	36,877
Maintenance	10,090	2,842	2,978	—	—	15,910
Depreciation	17,381	5,291	6,072	—	—	28,744
Taxes, other than income taxes	23,230	5,320	5,648	—	—	34,198
Income taxes	8,137	2,123	3,519	—	—	13,779

	233,066	51,939	53,266	—	—	338,271

Operating income	17,791	5,410	7,921	—	—	31,122

Other income
Allowance for equity funds used during construction	1,492	71	110	—	—	1,673
Equity in earnings of subsidiaries	8,880	—	—	—	(8,880)	—
Other, net	1,058	92	46	(9)	(99)	1,088

	11,430	163	156	(9)	(8,979)	2,761

Income (loss) before interest and other charges	29,221	5,573	8,077	(9)	(8,979)	33,883

Interest and other charges
Interest on long-term debt	6,746	1,855	2,224	—	—	10,825
Amortization of net bond premium and expense	370	100	107	—	—	577
Other interest charges	756	189	134	—	(99)	980
Allowance for borrowed funds used during construction	(656)	(34)	(43)	—	—	(733)
Preferred stock dividends of subsidiaries	—	—	—	—	229	229

	7,216	2,110	2,422	—	130	11,878

Income (loss) before preferred stock dividends of HECO	22,005	3,463	5,655	(9)	(9,109)	22,005
Preferred stock dividends of HECO	270	133	96	—	(229)	270

Net income (loss) for common stock	$21,735	3,330	5,559	(9)	(8,880)	$21,735

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Retained Earnings (unaudited)

Three months ended June 30, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Retained earnings, beginning of period	$571,625	76,434	93,250	(151)	(169,533)	$571,625
Net income (loss) for common stock	21,735	3,330	5,559	(9)	(8,880)	21,735
Common stock dividends	—	—	—	—	—	—

Retained earnings, end of period	$593,360	79,764	98,809	(160)	(178,413)	$593,360

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Six months ended June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Operating revenues	$533,201	132,349	136,947	—	—	$802,497

Operating expenses
Fuel oil	169,839	28,985	65,577	—	—	264,401
Purchased power	157,601	43,095	6,889	—	—	207,585
Other operation	56,183	12,598	14,329	—	—	83,110
Maintenance	25,097	6,741	5,937	—	—	37,775
Depreciation	35,493	13,609	12,540	—	—	61,642
Taxes, other than income taxes	50,119	12,374	12,771	—	—	75,264
Income taxes	10,406	4,107	5,518	—	—	20,031

	504,738	121,509	123,561	—	—	749,808

Operating income	28,463	10,840	13,386	—	—	52,689

Other income
Allowance for equity funds used during construction	1,840	102	327	—	—	2,269
Equity in earnings of subsidiaries	15,390	—	—	—	(15,390)	—
Other, net	2,010	148	201	(96)	(643)	1,620

	19,240	250	528	(96)	(16,033)	3,889

Income (loss) before interest and other charges	47,703	11,090	13,914	(96)	(16,033)	56,578

Interest and other charges
Interest on long-term debt	13,451	3,647	4,467	—	—	21,565
Amortization of net bond premium and expense	698	203	212	—	—	1,113
Other interest charges	1,708	529	181	—	(643)	1,775
Allowance for borrowed funds used during construction	(723)	(37)	(142)	—	—	(902)
Preferred stock dividends of subsidiaries	—	—	—	—	458	458

	15,134	4,342	4,718	—	(185)	24,009

Income (loss) before preferred stock dividends of HECO	32,569	6,748	9,196	(96)	(15,848)	32,569
Preferred stock dividends of HECO	540	267	191	—	(458)	540

Net income (loss) for common stock	$32,029	6,481	9,005	(96)	(15,390)	$32,029

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Retained Earnings (unaudited)

Six months ended June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Retained earnings, beginning of period	$632,779	85,861	94,492	(187)	(180,166)	$632,779
Net income (loss) for common stock	32,029	6,481	9,005	(96)	(15,390)	32,029
Common stock dividends	(19,222)	(3,461)	(5,838)	—	9,299	(19,222)

Retained earnings, end of period	$645,586	88,881	97,659	(283)	(186,257)	$645,586

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Six months ended June 30, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Operating revenues	$488,235	111,403	115,699	—	—	$715,337

Operating expenses
Fuel oil	148,661	16,018	46,903	—	—	211,582
Purchased power	138,858	42,383	5,265	—	—	186,506
Other operation	48,159	10,771	12,216	—	—	71,146
Maintenance	19,616	6,703	6,587	—	—	32,906
Depreciation	34,761	10,582	12,145	—	—	57,488
Taxes, other than income taxes	45,761	10,490	10,831	—	—	67,082
Income taxes	16,186	3,976	6,504	—	—	26,666

	452,002	100,923	100,451	—	—	653,376

Operating income	36,233	10,480	15,248	—	—	61,961

Other income
Allowance for equity funds used during construction	2,784	132	206	—	—	3,122
Equity in earnings of subsidiaries	16,292	—	—	—	(16,292)	—
Other, net	1,898	166	(123)	(26)	(186)	1,729

	20,974	298	83	(26)	(16,478)	4,851

Income (loss) before interest and other charges	57,207	10,778	15,331	(26)	(16,478)	66,812

Interest and other charges
Interest on long-term debt	13,051	3,523	4,321	—	—	20,895
Amortization of net bond premium and expense	734	200	212	—	—	1,146
Other interest charges	2,357	649	572	—	(186)	3,392
Allowance for borrowed funds used during construction	(1,233)	(65)	(79)	—	—	(1,377)
Preferred stock dividends of subsidiaries	—	—	—	—	458	458

	14,909	4,307	5,026	—	272	24,514

Income (loss) before preferred stock dividends of HECO	42,298	6,471	10,305	(26)	(16,750)	42,298
Preferred stock dividends of HECO	540	267	191	—	(458)	540

Net income (loss) for common stock	$41,758	6,204	10,114	(26)	(16,292)	$41,758

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Retained Earnings (unaudited)

Six months ended June 30, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Retained earnings, beginning of period	$563,215	74,629	92,909	(134)	(167,404)	$563,215
Net income (loss) for common stock	41,758	6,204	10,114	(26)	(16,292)	41,758
Common stock dividends	(11,613)	(1,070)	(4,214)	—	5,284	(11,613)

Retained earnings, end of period	$593,360	79,763	98,809	(160)	(178,412)	$593,360

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Six months ended June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and elimina- tions	HECO consoli- dated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO	$32,569	6,748	9,196	(96)	(15,848)	$32,569
Adjustments to reconcile income (loss) before preferred stock dividends of HECO to net cash provided by (used in) operating activities
Equity in earnings	(15,440)	—	—	—	15,390	(50)
Common stock dividends received from subsidiaries	9,349	—	—	—	(9,299)	50
Depreciation of property, plant and equipment	35,493	13,609	12,540	—	—	61,642
Other amortization	2,173	523	1,872	—	—	4,568
Deferred income taxes	(976)	1,226	1,086	—	—	1,336
Tax credits, net	975	282	128	—	—	1,385
Allowance for equity funds used during construction	(1,840)	(102)	(327)	—	—	(2,269)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	993	(390)	(939)	—	935	599
Decrease (increase) in accrued unbilled revenues	(842)	398	(878)	—	—	(1,322)
Decrease (increase) in fuel oil stock	(5,108)	353	(1,445)	—	—	(6,200)
Increase in materials and supplies	(2,758)	(353)	(468)	—	—	(3,579)
Decrease (increase) in regulatory assets	(457)	372	(1,082)	—	—	(1,167)
Decrease in accounts payable	(15,612)	(2,609)	(1,330)	—	—	(19,551)
Increase (decrease) in taxes accrued	(2,212)	570	1,533	—	—	(109)
Changes in other assets and liabilities	(5,143)	(350)	1,624	16	(935)	(4,788)

Net cash provided by (used in) operating activities	31,164	20,277	21,510	(80)	(9,757)	63,114

Cash flows from investing activities
Capital expenditures	(47,481)	(24,224)	(11,811)	—	—	(83,516)
Contributions in aid of construction	3,036	1,636	772	—	—	5,444
Advances to affiliates	(6,650)	—	(3,000)	—	9,650	—
Other	1,423	—	—	—	—	1,423

Net cash used in investing activities	(49,672)	(22,588)	(14,039)	—	9,650	(76,649)

Cash flows from financing activities
Common stock dividends	(19,222)	(3,461)	(5,838)	—	9,299	(19,222)
Preferred stock dividends	(540)	(267)	(191)	—	458	(540)
Proceeds from issuance of long-term debt	46,643	5,000	2,000	—	—	53,643
Repayment of long-term debt	(40,000)	(5,000)	(2,000)	—	—	(47,000)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	37,023	6,650	—	—	(9,650)	34,023
Other	(4,872)	(53)	—	—	—	(4,925)

Net cash provided by (used in) financing activities	19,032	2,869	(6,029)	—	107	15,979

Net increase (decrease) in cash and equivalents	524	558	1,442	(80)	—	2,444
Cash and equivalents, beginning of period	9	3	17	298	—	327

Cash and equivalents, end of period	$533	561	1,459	218	—	$2,771

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Six months ended June 30, 2004

(in thousands)	HECO	HELCO	MECO	RHI	Reclassi- fications and eliminations	HECO consolidated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO	$42,298	6,471	10,305	(26)	(16,750)	$42,298
Adjustments to reconcile income (loss) before preferred stock dividends of HECO to net cash provided by operating activities
Equity in earnings	(16,427)	—	—	—	16,292	(135)
Common stock dividends received from subsidiaries	5,419	—	—	—	(5,284)	135
Depreciation of property, plant and equipment	34,761	10,582	12,145	—	—	57,488
Other amortization	2,308	389	1,751	—	—	4,448
Deferred income taxes	3,725	2,689	(272)	—	—	6,142
Tax credits, net	981	1,254	47	—	—	2,282
Allowance for equity funds used during construction	(2,784)	(132)	(206)	—	—	(3,122)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	259	636	(2,348)	—	(801)	(2,254)
Increase in accrued unbilled revenues	(1,958)	(248)	(1,597)	—	—	(3,803)
Increase in fuel oil stock	(2,338)	(250)	(2,715)	—	—	(5,303)
Increase in materials and supplies	(1,412)	(186)	(973)	—	—	(2,571)
Decrease (increase) in regulatory assets	241	291	(1,188)	—	—	(656)
Increase (decrease) in accounts payable	1,915	160	(5,195)	—	—	(3,120)
Increase (decrease) in taxes accrued	(1,269)	(1,971)	4,397	—	—	1,157
Changes in other assets and liabilities	(7,899)	(488)	(1,542)	(5)	801	(9,133)

Net cash provided by (used in) operating activities	57,820	19,197	12,609	(31)	(5,742)	83,853

Cash flows from investing activities
Capital expenditures	(54,381)	(22,230)	(7,819)	—	—	(84,430)
Contributions in aid of construction	2,213	624	611	—	—	3,448
Investment in subsidiary	(1,846)	—	—	—	300	(1,546)
Distributions from unconsolidated subsidiaries	3,093	—	—	—	—	3,093
Advances from (advances to) affiliates	(16,200)	—	12,300	—	3,900	—

Net cash provided by (used in) investing activities	(67,121)	(21,606)	5,092	—	4,200	(79,435)

Cash flows from financing activities
Common stock dividends	(11,613)	(1,070)	(4,214)	—	5,284	(11,613)
Preferred stock dividends	(540)	(267)	(191)	—	458	(540)
Preferred securities distributions of trust subsidiaries	—	—	—	—	—	—
Proceeds from issuance of long-term debt	32,073	10,000	10,000	—	—	52,073
Repayment of long-term debt	(63,092)	(20,000)	(20,000)	—	—	(103,092)
Proceeds from issuance of common stock	—	—	—	300	(300)	—
Net increase in short-term borrowings from affiliate with original maturities of three months or less	59,013	16,200	—	—	(3,900)	71,313
Other	(1,702)	(1,281)	8	—	—	(2,975)

Net cash provided by (used in) financing activities	14,139	3,582	(14,397)	300	1,542	5,166

Net increase in cash and equivalents	4,838	1,173	3,304	269	—	9,584
Cash and equivalents, beginning of period	9	4	87	58	—	158

Cash and equivalents, end of period	$4,847	1,177	3,391	327	—	$9,742

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in HEI’s 2004 Form 10-K and Form 10-Q for the first quarter of 2005 and should be read in conjunction with those reports and the annual (as of and for the year ended December 31, 2004) and quarterly (as of and for the three months ended March 31, 2005) consolidated financial statements of HEI and HECO and accompanying notes.

HEI CONSOLIDATED

RESULTS OF OPERATIONS

(in thousands, except per share amounts)	Three months ended June 30,		% change	Primary reason(s) for significant change*
	2005	2004
Revenues	$522,262	$461,798	13	Increase for the electric utility and bank segments, slightly offset by a decrease for the “other” segment

Operating income	61,449	66,946	(8)	Decrease for all segments

Net income	27,580	11,238	145	Impact in 2004 of an adverse bank franchise tax ruling ($24 million), partly offset by lower operating income and AFUDC and net loss from discontinued operations ($0.8 million for higher arbitration costs) in 2005

Basic earnings per common share	$0.34	$0.14	143	Higher net income, partly offset by the impact of more common shares outstanding

Weighted-average number of common shares outstanding	80,814	80,350	1	Issuances of shares under Company stock option and non-employee director plans

(in thousands, except per share amounts)	Six months ended June 30,		% change	Primary reason(s) for significant change*
	2005	2004
Revenues	$994,890	$898,908	11	Increase for the electric utility and bank segments, slightly offset by a decrease for the “other” segment

Operating income	118,120	134,783	(12)	Decrease for the electric utility and the “other” segments, partly offset by an increase for the bank segment

Net income	51,675	42,170	23	Lower interest expense and the impact in 2004 of an adverse bank franchise tax ruling ($24 million), partly offset by lower operating income and AFUDC and net loss from discontinued operations ($0.8 million for higher arbitration costs) in 2005

Basic earnings per common share	$0.64	$0.54	19	Higher net income, partly offset by the impact of more common shares outstanding

Weighted-average number of common shares outstanding	80,741	78,544	3	Issuances of shares under a common stock offering in March 2004 (2 million shares, pre-split; 4 million shares, post-split) and Company stock option and non-employee director plans

*	Also, see segment discussions which follow.

The results of operations for the second quarter of 2004 include a net charge of $24 million, or $0.30 per share, due to an adverse tax ruling as discussed in Note 4 of “Notes to HEI’s Consolidated Financial Statements” under “ASB Realty Corporation.” The $24 million net charge includes a net $21 million of cumulative bank franchise taxes through March 31, 2004, plus a net $3 million of interest (which gross interest of $5 million is included in general and administrative expenses of ASB). The following table presents a reconciliation of HEI’s consolidated income from continuing operations to income from continuing operations excluding this $24 million charge and including additional bank franchise taxes in prior periods as if the Company had not taken a dividends received deduction on income from its REIT subsidiary. The Company believes the adjusted information below presents results from continuing operations on a more comparable basis for the periods shown. However, net income, or earnings per share, including these adjustments is not a presentation defined under GAAP and may not be comparable to other companies or more useful than the GAAP presentation included in HEI’s consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Income from continuing operations	$28,335	$11,238	$52,430	$42,170
Basic earnings per share - continuing operations	$0.35	$0.14	$0.65	$0.54

Cumulative franchise tax charge, net	$—	$23,955	$—	$23,955
Additional franchise taxes, net (if recorded in prior periods)	—	—	—	(634)

Total adjustments	$—	$23,955	$—	$23,321

As adjusted
Income from continuing operations	$28,335	$35,193	$52,430	$65,491
Basic earnings per share - continuing operations	$0.35	$0.44	$0.65	$0.83

Taking into account the adjustments in the table above, HEI’s consolidated income from continuing operations would have decreased 19% and 20% for the three months and six months ended June 30, 2005, respectively, compared to the same periods last year as all segments had lower results.

Stock split

See Note 8 of “Notes to HEI’s Consolidated Financial Statements.”

Dividends

On July 26, 2005, HEI’s Board maintained the quarterly dividend of $0.31 per common share. The payout ratio for 2004 and the first half of 2005 was 90% and 97% (payout ratio of 91% and 95% based on income from continuing operations), respectively. HEI’s Board and management believe that HEI should achieve a 65% payout ratio on a sustainable basis before it considers increasing the common stock dividend above its current level.

Economic conditions

Because its core businesses provide local electric utility and banking services, HEI’s operating results are significantly influenced by the strength of Hawaii’s economy. In 2004, real gross state product grew by 5.6%, making Hawaii the 6th fastest growing state in the U.S. in 2004. State economists project more modest growth for Hawaii of 3.1% in 2005 and 2.7% in 2006.

For the state’s fiscal year ended September 30, 2003 (latest available data), total federal government expenditures in Hawaii, including military expenditures, were $11.3 billion, compared to $10.5 billion for fiscal year 2002. The 2003 total was $1.2 billion more than tourism expenditures for the same period. A 13% increase in military expenditures for fiscal year 2003 over fiscal year 2002 was the primary reason for the increase in total federal government expenditures. While state fiscal year 2004 statistics are not yet available, continued growth in total federal government expenditures is expected because several key military projects are expected to bring $3.8 billion in construction into the state over the next several years, including plans for an Army Stryker Brigade, the arrival of eight C-17 Air Force cargo planes and military housing renewal projects. The Base Realignment and Closure Commission recently voted against adding Pearl Harbor Naval Shipyard to the list for possible closure or restructuring, preserving approximately 5,000 jobs at the Navy shipyard. There can be no assurances, however, that the shipyard or other military bases or operations will not be subject to closing in the future.

Tourism is widely acknowledged as a significant component of the Hawaii economy, second only to the federal government. Visitor days—visitor arrivals multiplied by length of stay—are a key indicator of the trend in kilowatthour sales. In 2004, visitor days hit a record 63 million, exceeding the record set in 2003 of 59 million by 7%. State economists expect visitor days to increase by 4.7% in 2005, largely due to the expectation that arrivals will top the previous record of 7 million set in 2000. Visitor days and expenditures were up 7.5% and 6%, respectively for the first five months of 2005 compared with the same period of 2004.

Unemployment remains low. At the end of June 2005, Hawaii unemployment stood at 2.7% compared with the national unemployment rate of 5.0%.

The Hawaii construction industry remains healthy, due in part to military construction projects. Local economists forecast nominal contracting receipts to grow by 11% in 2005 as the privatization of military housing ramps-up. Growth in contracting receipts is expected to moderate to near 5% in 2006.

The price of Hawaii real estate is expected to climb in 2005, reflecting tight inventory levels. Median home prices on Oahu were $593,300 in June 2005, $98,300 more than the December 2004 Oahu median price of $495,000. Inventory on Oahu remains tight which adds support for prices, but suppresses sales volumes.

Overall, the outlook for the Hawaii economy remains positive. However, economic growth is affected by the rate of expansion in the mainland U.S. and Japan economies and growth in military spending. It is also vulnerable to uncertainties in the world’s geopolitical environment.

Management monitors interest rates because ASB’s earnings are affected by changes in the interest rate environment. Generally, a flat yield curve is indicative of a difficult earning environment for ASB. As of June 30, 2005, the spread between the 2-year and 10-year Treasuries was 0.28%, compared to 0.70% at March 31, 2005 and 1.89% at June 30, 2004 (as this spread approaches zero, a flat yield curve is indicated).

“Other” segment

(in thousands)	Three months ended June 30,		% change	Primary reason(s) for significant change
	2005	2004
Revenues	$586	$1,211	(52)	Lower net investment income in 2005

Operating loss	(3,400)	(1,979)	NM	See explanation for “Revenues” above and due to higher administrative and general expenses, primarily compensation expense

Net loss	(4,861)	(3,548)	NM	See explanation for “Operating loss” above and due to no preferred stock dividends from ASB in 2005, partly offset by lower income tax expense primarily due to the resolution of audit issues with the Internal Revenue Service

(in thousands)	Six months ended June 30,		% change	Primary reason(s) for significant change
	2005	2004
Revenues	$1,215	$2,450	(50)	Lower net investment income in 2005

Operating loss	(7,288)	(4,390)	NM	See explanation for “Revenues” above and due to higher administrative and general expenses, including expenses associated with the SOX compliance efforts and compensation expenses

Net loss	(10,912)	(8,566)	NM	See explanation for “Operating loss” above and due to no preferred stock dividends from ASB in 2005, partly offset by lower interest expense and lower income tax expense primarily due to the resolution of audit issues with the Internal Revenue Service

NM Not meaningful.

The “other” business segment includes results of operations of HEI Investments, Inc. (HEIII), a company primarily holding investments in leveraged leases; Pacific Energy Conservation Services, Inc., a contract services company primarily providing windfarm operational and maintenance services to an affiliated electric utility; HEI Properties, Inc. (HEIPI), a company holding passive investments; Hycap Management, Inc. (which is in dissolution); The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; HEI and HEIDI, holding companies; and eliminations of intercompany transactions. The first half of 2004 also includes the results of operations for unconsolidated subsidiaries, Hawaiian Electric Industries Capital Trust I and its subsidiary (HEI Preferred Funding, LP), which were dissolved in April 2004 and terminated in December 2004. Together with Hycap Management, Inc., these were financing entities formed to effect the issuance in 1997 of 8.36% Trust Originated Preferred Securities that were redeemed in April 2004.

See Note 9 of “Notes to HEI’s Consolidated Financial Statements” for a discussion of HEIII’s agreement to sell its interest in a leveraged lease asset.

Discontinued operations

See Note 5 of “Notes to HEI’s Consolidated Financial Statements.”

Contingencies

See Note 9 of “Notes to HEI’s Consolidated Financial Statements.”

Recent accounting pronouncements and interpretations

See Note 11 of “Notes to HEI’s Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources

HEI believes that its ability, and that of its subsidiaries, to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its capital expenditures and investments and to cover debt, retirement benefits and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI (excluding ASB’s deposit liabilities, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle) was as follows:

(in millions)	June 30, 2005		December 31, 2004
Short-term borrowings	$127	5%	$77	3%
Long-term debt, net	1,168	46	1,167	47
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,216	48	1,211	49

	$2,545	100%	$2,489	100%

As of July 31, 2005, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI securities were as follows:

	S&P	Moody’s
Commercial paper	A-2	P-2
Medium-term notes	BBB	Baa2

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

HEI’s overall S&P corporate credit rating is BBB/Negative/A-2.

The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HEI securities. In April 2005, S&P affirmed its corporate credit ratings of HEI, but revised its outlook from stable to negative, citing HECO’s need for a rate increase to cover its growing expenses and yet to be recovered investments. S&P’s ratings outlook “assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years).” This assessment was reiterated in S&P’s full report on HEI dated May 31, 2005. In addition, S&P ranks business profiles from ‘1’ (strong) to ‘10’ (weak). There was no change in HEI’s business profile rank of ‘6’. Moody’s maintains a stable outlook on HEI.

At June 30, 2005, an additional $96 million of debt, equity and/or other securities were available for offering by HEI under an omnibus shelf registration, and an additional $150 million principal amount of Series D notes were available for offering by HEI under its registered medium-term note program.

HEI periodically utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HECO also periodically borrows short-term from HEI for itself and on behalf of HELCO and MECO. HEI had an average outstanding balance of commercial paper for the first six months of 2005 of $1 million and had $4 million outstanding at June 30, 2005. Management believes that if HEI’s commercial paper ratings were to be downgraded, it might not be able to sell commercial paper under current market conditions.

At June 30, 2005, HEI maintained bank lines of credit with four different banks totaling $80 million ($45 million expiring in the fourth quarter of 2005 and $35 million expiring in 2006). These lines of credit are principally maintained by HEI to support the issuance of commercial paper, but also may be drawn for general corporate purposes. Accordingly, the lines of credit are available for short-term liquidity in the event a rating agency downgrade were to reduce or eliminate access to the commercial paper markets. Lines of credit to HEI totaling $30 million contain provisions for revised pricing in the event of a ratings change (e.g., a ratings downgrade of HEI medium-term notes from BBB/Baa2 to BBB-/Baa3 by S&P and Moody’s, respectively, would result in a 12.5 to 50 basis points higher interest rate; a ratings upgrade from BBB/Baa2 to BBB+/Baa1 by S&P and Moody’s, respectively, would result in a 12.5 to 20 basis points lower interest rate). There are no such provisions in HEI’s other lines of credit. None of HEI’s line of credit agreements contain clauses that would affect access to the lines by reason of a ratings downgrade, nor do they have broad “material adverse change” clauses that could affect access to the lines in the event of any material adverse event so long as any such event is timely disclosed. However, access to some or all of the lines could be restricted, or defaults under the lines could occur, if representations and warranties in the agreements, as permitted to be updated, are not true and correct at the time an advance is requested or if HEI is not in compliance with the covenants in such agreements. Management believes that it is not likely that any such restriction or default will occur. At June 30, 2005, the lines were unused. To the extent deemed necessary, HEI anticipates arranging similar lines of credit as existing lines of credit expire.

For the first six months of 2005, net cash provided by operating activities of consolidated HEI was $70 million. Net cash used in investing activities for the same period was $52 million due to ASB’s originations and purchases of loans, net of repayments, and HECO’s consolidated capital expenditures, partly offset by repayments and sales of mortgage-related securities held by ASB, net of purchases, and contributions in aid of construction at the electric utilities. Net cash provided by financing activities during this period was $36 million as a result of several factors, including net increases in deposit liabilities, short-term borrowings, advances from the FHLB and long-term debt and proceeds from issuances of common stock, partly offset by a net decrease in securities sold under agreements to repurchase and the payment of common stock dividends.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

ELECTRIC UTILITIES

RESULTS OF OPERATIONS

(dollars in thousands, except per barrel amounts)	Three months ended June 30,		% change	Primary reason(s) for significant change
	2005	2004
Revenues	$429,730	$370,605	16	Higher KWH sales ($7 million) and higher fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers ($49 million)

Expenses

Fuel oil	148,775	114,496	30	Higher fuel oil costs and more KWHs generated

Purchased power	106,369	94,267	13	Higher fuel costs and more KWHs purchased

Other	131,939	115,928	14	Higher other operation and maintenance expenses, depreciation and taxes, other than income taxes

Operating income	42,647	45,914	(7)	Higher KWH sales, more than offset by higher expenses

Net income	19,644	21,735	(10)	Lower operating income and AFUDC

Kilowatthour sales (millions)	2,519	2,473	2	Warmer weather

Oahu cooling degree days (CDD)	1,471	1,320	11

Fuel oil cost per barrel	$51.90	$40.43	28

(dollars in thousands, except per barrel amounts)	Six months ended June 30,		% change	Primary reason(s) for significant change
	2005	2004

Revenues	$804,505	$717,218	12	Higher KWH sales ($2 million) and higher fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers ($82 million)

Expenses

Fuel oil	264,401	211,582	25	Higher fuel oil costs, partly offset by less KWHs generated

Purchased power	207,585	186,506	11	Higher fuel costs and more KWHs purchased

Other	258,266	229,076	13	Higher other operation and maintenance expenses, depreciation and taxes, other than income taxes

Operating income	74,253	90,054	(18)	Higher KWH sales, more than offset by higher expenses

Net income	32,029	41,758	(23)	Lower operating income and AFUDC

Kilowatthour sales (millions)	4,866	4,841	1	Slightly warmer weather

Oahu cooling degree days (CDD)	2,251	2,232	1

Fuel oil cost per barrel	$48.96	$39.08	25

See “Economic conditions” in the “HEI Consolidated” section above.

Results – three months ended June 30, 2005

Kilowatthour (KWH) sales in the second quarter of 2005 increased 1.8% from the second quarter of 2004, primarily due to warmer weather. Although KWH sales increased, operating income decreased 7% from the second quarter 2004, primarily due to higher other expenses. Other operation expense increased 13% partly due to higher production, transmission and distribution operations expense, and higher pension expense. Pension and other postretirement benefit expenses for the electric utilities increased $2 million over the same period in 2004 due in part to a 25 basis points lower discount rate at December 31, 2004. Maintenance expense increased by 25% due to higher production maintenance expense (primarily the greater number of overhauls and higher steam generation station maintenance) and higher transmission and distribution maintenance expense (primarily higher substation maintenance and vegetation management). Further, other operation and maintenance expenses were higher partly due to increased staffing and other costs to support increased demand, reliability, customer service and energy efficiency programs. Higher depreciation expense was attributable to additions to plant in service in 2004 (including HELCO’s CT-4 and CT-5 and HECO’s Waiau fuel oil pipeline), offset in part by lower depreciation expense resulting from the PUC’s approval in September 2004 of changes in the depreciation rates and accounting methodology applicable to HECO’s depreciable assets on Oahu.

Results – six months ended June 30, 2005

KWH sales in the first half of 2005 increased 0.5% from the first half of 2004, primarily due to slightly warmer weather. Although KWH sales increased slightly, operating income decreased 18% from the first half of 2004, primarily due to higher other expenses. Other operation expense increased 17% partly due to higher expenses for production operations (including higher environmental expense as there was a DOH emission fee waiver in the first quarter of 2004, which was not repeated in the first quarter of 2005), transmission and distribution operations, retirement benefits and compliance with the Sarbanes-Oxley Act of 2002 (SOX). Pension and other postretirement benefit expenses for the electric utilities increased $3 million over the same period in 2004 due in part to a 25 basis points lower discount rate at December 31, 2004. Maintenance expense increased by 15% due to higher production maintenance expense (primarily the increased scope of the overhaul of an Oahu CT peaking unit, Waiau Unit 9 with a capability of 51.9 MW), more generating unit overhauls, higher steam generation station maintenance and higher transmission and distribution expense (primarily higher substation maintenance and higher vegetation management). Higher depreciation expense was attributable to additions to plant in service in 2004 (including HELCO’s CT-4 and CT-5 and HECO’s Waiau fuel oil pipeline), offset in part by lower depreciation expense resulting from the PUC’s approval in September 2004 of changes in the depreciation rates and accounting methodology applicable to HECO’s depreciable assets on Oahu.

The trend of increased operation and maintenance expenses is expected to continue in 2005 as the electric utilities anticipate: (1) higher demand-side management and integrated resource planning expenses (that are passed on to customers through a surcharge and therefore do not impact net income), (2) higher employee benefits expenses, primarily for retirement benefits and (3) higher production expenses, primarily to meet higher demand and load growth. The timing and amount of these expenses can vary as circumstances change. For example, recent overhauls have been more expensive than in the past due to the larger scope of work necessary to maintain the aging equipment, which has experienced heavier usage as demand has increased. In October 2004, one of HECO’s two CTs, Waiau Unit 9, experienced a sudden and accidental breakage of a blade that subsequently caused a catastrophic failure of the entire turbine. Greater customer demand resulting in higher usage of Waiau Unit 9 contributed to the failure. While partially covered by insurance, the repair costs are significant additional expenses necessary for service reliability. HECO completed the overhaul of Waiau Unit 9 in April 2005 and preventive overhaul work on its other CT, Waiau Unit 10 (with a capability of 49.9 MW) is planned to begin later in 2005. These Oahu peaking units have been used more frequently to meet increased customer demand for extended periods. Although it will not be known until the overhaul is fully underway, it is possible that the maintenance costs for Unit 10 will be higher than originally planned. Increased operation and maintenance expenses is one of the reasons HECO filed a request with the PUC in November 2004 to increase base rates.

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

Competitive bidding proceeding. The current parties/participants in the competitive bidding proceeding include the Consumer Advocate, HECO, HELCO, MECO, Kauai Island Utility Cooperative, the County of Kauai, a renewable energy organization and a vendor of DG equipment and services. In June 2005, the PUC filed a Notice of Intent to Dismiss another vendor of DG equipment and services from the proceeding. The issues to be addressed in the proceeding include the benefits and impacts of competitive bidding, whether a competitive bidding system should be developed for acquiring or building new generation, and revisions that should be made to integrated resource planning. If it is determined that a competitive bidding system should be developed, issues include how a fair system can be developed that “ensures that competitive benefits result from the system and ratepayers are not placed at undue risk”, what the guidelines and requirements for prospective bidders should be, and how such a system can encourage broad participation. Statements of Position by, information requests to, and responses by the parties/participants were filed in March through June 2005. Final Statements of Position are due in August 2005 and evidentiary hearings are scheduled in October 2005. Management cannot predict the ultimate outcome of this proceeding or its effect on the ability of the electric utilities to acquire or build additional generating capacity in the future. The PUC stated it would consider related matters on a case-by-case basis pending completion of the competitive bidding and DG proceedings.

Distributed generation proceeding. The number of customer self-generation projects that are being proposed or installed in Hawaii, particularly those involving CHP systems, is growing. CHP systems are a form of DG, and produce electricity and thermal energy, which is generally used in Hawaii to heat water and, through an absorption chiller, drive an air conditioning system. The electric energy generated by these systems is usually lower in output than the customer’s load, which results in the customer’s continued connection to the utility grid to make up the difference in electricity demand and to provide back up electricity.

Over the last several years, the electric utilities have been exploring the possibility of utility-owned, customer sited CHP systems. Incremental generation from such customer-sited CHP systems, and other DG, is expected to complement traditional central station power, as part of the electric utilities’ plans to meet their forecast load growth.

In July 2003, three vendors of DG/CHP equipment and services requested, in an informal complaint, that the PUC investigate the electric utilities’ provision of CHP services and their teaming agreement with another vendor (which teaming agreement has since been cancelled), and issue rules or orders to govern the terms and conditions under which the electric utilities will be permitted to engage in utility-owned, customer sited DG.

In October 2003, the PUC opened the DG proceeding to determine the potential benefits and impact of DG on Hawaii’s electric distribution systems and markets and to develop policies and a framework for DG projects deployed in Hawaii. The parties and participants to the proceeding include the Consumer Advocate, HECO, HELCO, MECO, Kauai Island Utility Cooperative, the Counties of Maui and Kauai, a renewable energy organization, a vendor of DG equipment and services and an environmental organization.

In April 2004, the PUC issued an order in the DG proceeding defining issues related to planning (forms of DG, who should own and operate projects, and the roles of the electric utilities and PUC), impacts (the impacts, if any, on the transmission and distribution systems and market, power quality and reliability, the use of fossil fuels, utility costs and external costs and benefits) and implementation (matters to be considered to allow a DG facility to interconnect with the utility’s grid, appropriate rate design and cost allocation issues, revisions that should be made to the integrated resource planning process, and revisions that should be made to PUC and utility rules and practices). In the proceeding, the parties and participants also were allowed to address issues raised in the informal complaint, but not specific claims made against any parties named in the complaint. Hearings were held in December 2004. A decision from the PUC is expected in the third or fourth quarter of 2005. Management cannot predict the ultimate outcome of this proceeding.

Prior to opening of the investigative DG proceeding, the electric utilities filed an application for approval of CHP tariffs, under which they would own, operate and maintain customer-sited, packaged CHP systems (and certain ancillary equipment) pursuant to standard form contracts with eligible commercial customers. Pending approval of the proposed CHP tariffs, HECO and HELCO each requested in the fourth quarter of 2004 PUC approval of an agreement with a customer for a utility CHP project. The PUC suspended the applications for approval of the CHP tariffs and CHP project agreements until, at a minimum, the matters in the investigative DG proceeding have been adequately addressed. Subsequently, the HECO customer exercised its right to terminate the CHP project agreement and the application for approval of the project was withdrawn. The HELCO CHP agreement remains in suspension.

Most recent rate request

HEI’s electric utilities initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs (e.g., higher energy conservation and efficiency program costs and higher purchased power capacity charges) and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of July 31, 2005, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995, based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001, based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999, based on a 1999 test year). For the 12 months ended June 30, 2005, the simple average ROACEs (calculated under the rate-making method and reported to the PUC) for HECO, HELCO and MECO were 6.92%, 6.97% and 9.68%, respectively. HELCO’s ROACE will continue to be negatively impacted by CT-4 and CT-5 as electric rates will not change for the unit additions until HELCO files a rate increase application and the PUC grants HELCO rate relief. HECO’s actual ROACE is significantly lower than its allowed ROACE primarily because of increased operation and maintenance (O&M) expenses, which are expected to continue. HECO’s ROACE is expected to remain lower until rate relief is granted in the pending rate case and impacts earnings for a full year.

As of July 31, 2005, the return on average rate base (ROR) found by the PUC to be reasonable in the most recent final rate decision for each utility was 9.16% for HECO, 9.14% for HELCO and 8.83% for MECO (D&Os noted above). For the 12 months ended June 30, 2005, the simple average RORs (calculated under the rate-making method and reported to the PUC) for HECO, HELCO and MECO were 6.29%, 6.64% and 8.45% (after reduction of MECO’s revenues from shareholder incentives and lost margins in December 2004), respectively.

If required to record significant charges to accumulated other comprehensive income (AOCI) related to a minimum liability for retirement benefits, the electric utilities’ RORs could increase and exceed the PUC authorized RORs, which may ultimately result in reduced revenues and lower earnings.

Hawaiian Electric Company, Inc. The final D&O for the last rate case for HECO on Oahu was issued in 1995.

In November 2004, HECO filed a request with the PUC to increase base rates 9.9%, or $98.6 million in annual base revenues, based on a 2005 test year, a 9.11% return on rate base and an 11.5% return on average common equity. As a result of PUC-approved stipulations in 2001, as modified in 2002, HECO requested approval of its proposed new energy efficiency (EE) DSM programs (Enhanced EE DSM programs), and associated utility incentive mechanism, in its rate case application, and included the related costs in its proposed rate increase. The requested increase included transferring the cost of existing DSM programs from a surcharge line item on electric bills into base electricity charges. Excluding this surcharge transfer amount, the requested net increase to customers was 7.3%, or $74.2 million, largely for (1) the costs of new DSM programs, (2) the costs of capital improvement projects completed since the last rate case, (3) the proposed purchase of up to an additional 29 MW of firm capacity and energy from Kalaeloa Partners, L.P., (4) other measures taken to address peak load increases arising out of economic growth and increasing electricity use, and (5) increased O&M expenses. The PUC held a public hearing in January 2005. In addition to HECO, the parties include the Consumer Advocate and the Department of Defense (DOD).

In March 2005, the PUC issued a bifurcation order separating HECO’s requests for approval and/or modification of its existing and proposed DSM programs from the rate case proceeding into a new docket. The preliminary issues identified by the PUC for the new EE DSM Docket include (1) whether, and if so, what, energy efficiency goals should be established, (2) whether the proposed and/or other DSM programs will achieve the established energy efficiency goals and be implemented in a cost-effective manner, (3) what market structures are most appropriate for providing these or other DSM programs, and (4) for utility-incurred costs, what cost recovery mechanisms and cost levels are appropriate. The original parties/participants in this docket included HECO, the Consumer Advocate, the Department of Defense, the County of Maui, two renewable energy organizations, an energy efficiency organization, and an environmental organization. In June 2005, however, the PUC on its own initiative, included HELCO, MECO, Kauai Island Utility Cooperative and The Gas Company as parties to the docket, provided their participation is limited solely to the issues dealing with statewide energy policies. In June 2005, the County of Kauai filed a motion to participate or intervene and Honolulu Seawater Air Conditioning, LLC filed a motion to intervene and a motion to extend the time to file that motion (which was filed after the PUC’s deadline). In August 2005, the PUC denied these motions. A schedule for the EE DSM Docket has not yet been established.

As a result of the bifurcation order, HECO will continue its existing DSM programs and cost recovery mechanisms (under which program costs, shareholder incentives, and lost margins between rate cases, are covered through a DSM surcharge). Relevant provisions of the stipulations under which the existing DSM programs have been extended will continue to apply, including an agreement to cap the recovery of lost margins and shareholder incentives, if such recovery would cause HECO to exceed its current “authorized” ROR (i.e., the ROR found by the PUC to be reasonable in the most recent rate case for HECO, which is currently 9.16%). An estimated $32 million in revenue requirements for DSM program costs related to both the Enhanced EE DSM programs and to the existing DSM programs, to the extent recovered through the DSM surcharge, has been removed from the rate increase request.

The base rate increase included in HECO’s rebuttal testimonies and exhibits filed in August 2005 is now $63 million, or 5.2%, rather than $98.6 million, or 9.9%. The reduced request reflects removal of the revenue requirements for existing DSM program costs recovered through a surcharge and the cost of the proposed Enhanced EE DSM programs, slightly higher estimated sales due to lower DSM program impacts as the enhanced DSM proposals are being considered in the EE DSM Docket, changes in certain O&M expenses and rate base components for the 2005 test year based on updated information and actual year-end 2004 balances, and a lower ROACE and ROR of 11% and 8.83%, respectively.

The $63 million increase includes the transfer to base rates of certain costs related to existing energy efficiency programs from a surcharge line item on electric bills into base electricity charges. Excluding this surcharge transfer amount, the revised requested net increase to customers is 4.1%, or $50.9 million. (The costs to be transferred from a surcharge to base electric rates are primarily for lost margins. HECO currently is allowed to recover lost margins (i.e., lost revenues net of variable costs) due to the impact of its existing energy efficiency DSM programs on sales between rate cases. In rate cases, the impact of DSM programs on test year sales can be directly taken into account and incorporated into the calculation of base rates. Only future lost margins will be recovered through the surcharge after new rates are set, and the continued recovery of lost margins will be reviewed in the EE DSM Docket.)

In its testimonies and exhibits filed at the end of June 2005, the CA proposed a rate increase of $23.5 million, based on its proposed ROR of 7.85% and a ROACE ranging between 8.50% and 10.0%. The remaining party, the DOD, in testimony and exhibits filed in June and July 2005, proposed a rate increase of $19.3 million, based on its proposed ROR of 7.71% and ROACE of 9%. These proposals also excluded revenue requirements for DSM program costs. The HECO, Consumer Advocate and DOD RORs are based on rate bases of $1.109 billion, $1.065 billion and $1.062 billion, respectively. Based upon the testimony of an expert witness and rates of return given to electric utilities in recent rate cases across the country, HECO management believes its proposed rates of return to be fair and reasonable. The issue of returns will be deliberated further in the regulatory process which is still underway. Evidentiary hearings are scheduled to begin on September 13, 2005. An interim decision is expected in the fourth quarter of 2005.

Hawaii Electric Light Company, Inc. The timing of a future HELCO rate increase request to recover costs, including cost for the installation of two combustion turbines (CT-4 and CT-5) at Keahole, will depend on future circumstances. See “HELCO power situation” in Note 5 of “Notes to HECO’s Consolidated Financial Statements.”

The PUC has broad discretion in the regulation of the rates charged by the electric utilities and other matters. Any adverse D&O by the PUC concerning the level or method of determining electric utility rates, the authorized returns on equity, or other matters, or any prolonged delay in rendering a D&O in a rate or other proceeding could have a material adverse affect on the Company’s and HECO’s consolidated results of operations and financial condition. Management cannot predict with certainty when D&O’s in the current HECO rate case or in future rate cases will be rendered or the amount of any interim or final rate increase that may be granted.

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

Integrated resource planning and requirements for additional generating capacity

In September 2003, the PUC opened a docket to commence HECO’s third Integrated Resource Plan (IRP-3), which HECO was ordered by the PUC to file by October 31, 2005. In June 2005, HECO published a draft IRP for public review and comments. The draft IRP proposes multiple solutions to meet Oahu’s future energy needs, including renewable energy resources, energy efficiency, conservation, technology (such as CHP) and central station generation.

In June 2005, HECO filed with the PUC an application for approval of funds to build a new nominal 100 MW simple cycle combustion turbine generating unit at Campbell Industrial Park on Oahu, the site of three other existing power plants, each owned and operated by an IPP (AES Hawaii, Kalaeloa and H-POWER). Plans are for the combustion turbine to be run primarily as a “peaking” unit beginning in 2009, operating mainly between the weekday peak electricity demand periods or during times when other generating units are not available. The air permit application for the unit, filed in October 2003 and currently under review by the DOH, requests approval to burn naphtha or diesel and specifies that the unit will have the ability to convert to using biofuels, such as ethanol, when they are commercially available.

The generating unit application also requests approval to build an additional 138 kV transmission line approximately two miles long, within and adjacent to Campbell Industrial Park, to more reliably transmit power from the new and existing generating units within the industrial park to the Oahu electric grid. Preliminary costs for the new generating unit and transmission line, as well as related substation improvements, are estimated at $134 million. As of June 30, 2005 accumulated project costs for planning, engineering, permitting and AFUDC amounted to $1.6 million. HECO is now preparing an Environmental Impact Statement for the proposed project.

In a related application filed with the PUC in June 2005, HECO requested approval for an approximately $11.5 million package of community benefit measures to mitigate the impact of the new generating unit on communities near the proposed generating unit site.

In July 2005, the Consumer Advocate filed Preliminary Statements of Position on HECO’s Campbell Industrial Park generating unit and transmission line additions application and community benefits application. Also in July 2005, HECO filed memoranda in response opposing the Consumer Advocate’s recommendations to suspend the two applications, suspend the start of the procedural schedule for both applications until after the filing of the IRP-3 Report (which is expected to be filed in September 2005), and consolidate the applications.

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

Legislation

In late July 2005, the House of Representatives and Senate passed the Energy Policy Act of 2005 (the Act), which was sent to the President for signing. The Act includes $14.5 billion in tax incentives designed to improve energy production, transmission and efficiency. Many of the tax incentives in the bill are geared towards boosting domestic energy production, increasing conservation efforts, and developing alternative sources of energy such as wind, solar, bio-mass, ethanol, and clean-coal technology. The incentives include tax credits and shorter depreciable lives for many assets associated with energy production and transmission. If enacted, HECO and its subsidiaries will be impacted by the reduction in the depreciable life from 20 years to 15 years for certain electric transmission equipment placed into service after the effective date. Management is analyzing the Act for further impacts.

Collective bargaining agreements

See “Collective bargaining agreements” in Note 5 of “Notes to HECO’s Consolidated Financial Statements.”

Other developments

To evaluate the technical feasibility of the “Broadband over Power Line” (BPL) technology and its applications, HECO completed a small-scale trial of the BPL technology. Based on the favorable results of the trial, HECO will be proceeding with a pilot in an expanded residential/commercial area in Honolulu. BPL-enabled utility applications being evaluated include distribution system line monitoring, advanced remote metering, residential direct load control and monitoring of distribution substation equipment. Although its evaluation will be focused primarily on utility applications of BPL, HECO will also be evaluating broadband information services that might potentially be provided by other service providers. The pilot commenced in June 2005 and is expected to run through at least the first quarter of 2006.

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

Contingencies

See Note 5 of “Notes to HECO’s Consolidated Financial Statements.”

Recent accounting pronouncements and interpretations

See Note 7 of “Notes to HECO’s Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources

HECO believes that its ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities, commercial paper and other borrowings, is adequate to maintain sufficient liquidity to fund their capital expenditures and investments and to cover debt, retirement benefits and other cash requirements in the foreseeable future.

HECO’s consolidated capital structure was as follows:

(in millions)	June 30, 2005		December 31, 2004
Short-term borrowings	$123	6%	$89	4%
Long-term debt	760	39	753	40
Preferred stock	34	2	34	2
Common stock equity	1,030	53	1,017	54

	$1,947	100%	$1,893	100%

As of July 31, 2005, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HECO securities were as follows:

	S&P	Moody’s
Commercial paper	A-2	P-2
Revenue bonds (senior unsecured, insured)	AAA	Aaa
HECO-obligated preferred securities of trust subsidiaries	BBB-	Baa2
Cumulative preferred stock (selected series)	NR	Baa3

NR Not rated.

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating. HECO’s overall S&P corporate credit rating is BBB+/Negative/A-2.

The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HECO securities. In April 2005, S&P affirmed its corporate credit ratings of HECO, but revised its outlook from stable to negative, citing HECO’s need for a rate increase, rising operating expenses and yet to be recovered investments. S&P’s ratings outlook “assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years).” The negative outlook was reflected in S&P’s full report on HECO dated May 31, 2005. Moody’s maintains a stable outlook on HECO. In May 2005, S&P revised HECO’s business profile from ‘6’ to ‘5’. S&P ranks business profiles from ‘1’ (strong) to ‘10’ (weak).

HECO periodically utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HECO also periodically borrows short-term from HEI for itself and on behalf of HELCO and MECO, and HECO may borrow from or loan to HELCO and MECO short-term. HECO had an average outstanding balance of commercial paper for the first six months of 2005 of $93 million and had $123 million of commercial paper outstanding at June 30, 2005. Management believes that if HECO’s commercial paper ratings were to be downgraded, they might not be able to sell commercial paper under current market conditions.

At June 30, 2005, HECO maintained bank lines of credit totaling $150 million and signed an agreement on August 5, 2005 increasing its bank lines of credit by $30 million for a total of $180 million with six different banks (all expiring in 2006). These lines of credit are principally maintained by HECO to support the issuance of commercial paper, but also may be drawn for general corporate purposes. Accordingly, the lines of credit are available for short-term liquidity in the event a rating agency downgrade were to reduce or eliminate access to the commercial paper markets. None of HECO’s line of credit agreements contain clauses that would affect access to the lines by reason of a ratings downgrade, nor do they have broad “material adverse change” clauses that could affect access to the lines in the event of any material adverse event so long as any such event is timely disclosed. However, access to some or all of the lines could be restricted, or defaults under the lines could occur, if representations and warranties in the agreements, as permitted to be updated, are not true and correct at the time an advance is requested or if HECO is not in compliance with the covenants in such agreements. Management believes that it is not likely that any such restriction or default will occur. At June 30, 2005, the lines were unused. To the extent deemed necessary, HECO anticipates arranging similar lines of credit as existing lines of credit expire.

Operating activities provided $63 million in net cash during the first six months of 2005. Investing activities during the same period used net cash of $77 million primarily for capital expenditures, net of contributions in aid of construction. Financing activities for the period provided net cash of $16 million, primarily due to the $41 million net increase in short term borrowings and long-term debt, partly offset by the payment of $20 million in common and preferred dividends.

As of June 30, 2005, approximately $6 million of proceeds from the sale by the Department of Budget and Finance of the State of Hawaii of Series 2002A Special Purpose Revenue Bonds (SPRBs) issued for the benefit of HECO remain undrawn. In May 2005, up to $160 million of SPRBs ($100 million for HECO, $40 million for HELCO and $20 million for MECO) were authorized by the Hawaii legislature for issuance through June 30, 2010 to finance the electric utilities’ capital improvement projects.

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

BANK

RESULTS OF OPERATIONS

	Three months ended June 30,		% change	Primary reason(s) for significant change
(in thousands)	2005	2004
Revenues	$91,946	$89,982	2	Higher interest income (resulting from higher average balances and yields for loans, partly offset by the impact of lower average balances and yields for investments and mortgage-related securities), partly offset by lower fee income

Operating income	22,202	23,011	(4)	Higher net interest income and lower general and administrative expenses (prior year includes $5 million of interest accrued on cumulative bank franchise taxes as a result of an adverse tax ruling, partly offset by higher compensation and consulting expenses), more than offset by the reversal of provision for loan losses in prior year and lower fee income

Net income	13,552	(6,949)	NM	Lower income taxes (prior year includes $21 million net charge for cumulative bank franchise taxes through March 31, 2004 as a result of an adverse tax ruling) and lower preferred stock dividends, partly offset by lower operating income

	Six months ended June 30,		% Change	Primary reason(s) for significant change
(in thousands)	2005	2004
Revenues	$189,170	$179,240	6	Higher interest income (resulting from higher average loans and mortgage-related securities balances and higher weighted-average yields on mortgage-related securities, partly offset by the impact of a lower average balance and yield for investments), partly offset by lower fee income

Operating income	51,155	49,119	4	Higher net interest income, partly offset by higher general and administrative expenses, lower reversal of provision for loan losses and fee income

Net income	31,313	8,978	249	Lower income taxes (prior year includes $21 million net charge for cumulative bank franchise taxes through March 31, 2004 as a result of an adverse tax ruling), lower preferred stock dividends and higher operating income

NM Not meaningful.

ASB’s results of operations for the second quarter of 2004 include a net charge of $24 million due to an adverse tax ruling as discussed in Note 4 of “Notes to HEI’s Consolidated Financial Statements” under “ASB Realty Corporation.” The $24 million net charge included a net $21 million of cumulative bank franchise taxes through March 31, 2004, plus a net $3 million of interest (or gross interest of $5 million, which is included in general and administrative expenses). The following table presents a reconciliation of ASB’s net income to net income excluding the $24 million charge and including additional bank franchise taxes in prior periods as if ASB had not taken a dividends received deduction on income from its REIT subsidiary. Management believes the adjusted information below presents ASB’s net income on a more comparable basis for the periods shown. However, net income, including these adjustments, is not a presentation defined under GAAP and may not be comparable to other companies or more useful than the GAAP presentation included in HEI’s consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004
Net income (loss)	$13,552	$(6,949)	$31,313	$8,978

Cumulative franchise tax and interest, net	$—	$23,955	$—	$23,955
Additional franchise taxes, net (if recorded in prior periods)	—	—	—	(634)

Total adjustments	$—	$23,955	$—	$23,321

Net income – as adjusted	$13,552	$17,006	$31,313	$32,299

Taking into account the adjustments in the table above, ASB’s net income would have decreased 20% and 3% for the three months and six months ended June 30, 2005, respectively, compared to the same periods last year (see discussion below).

Interest rate spread

Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. At June 30, 2005, ASB’s net loan portfolio mix consisted of 76% residential loans, 7% commercial real estate loans, 10% business loans and 7% consumer loans. ASB’s mortgage-related securities portfolio consists primarily of shorter-duration assets and is affected by market interest rates and demand.

Deposits continue to be the largest source of funds and are affected by market interest rates, competition and management’s responses to these factors. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be significant sources of funds. At June 30, 2005, ASB’s costing liabilities consisted of 52% core deposits, 21% term certificates and 27% FHLB advances and other borrowings.

	Three months ended June 30			Six months ended June 30
($ in thousands)	2005	2004	Change	2005	2004	Change
Loans receivable
Average balances [1]	$3,380,147	$3,094,905	$285,242	$3,329,720	$3,097,207	$232,513
Interest income [2]	50,657	45,832	4,825	99,170	92,241	6,929
Weighted-average yield (%)	5.99	5.92	0.07	5.96	5.96	—

Mortgage-related securities
Average balances	$2,760,209	$2,772,060	$(11,851)	$2,819,906	$2,724,645	$95,261
Interest income	26,636	27,559	(923)	60,464	54,636	5,828
Weighted-average yield (%)	3.86	3.98	(0.12)	4.29	4.01	0.28

Investments [3]
Average balances	$212,889	$239,594	$(26,705)	$200,316	$259,104	$(58,788)
Interest and dividend income	887	1,665	(778)	1,922	3,413	(1,491)
Weighted-average yield (%)	1.65	2.78	(1.13)	1.92	2.64	(0.72)

Total earning assets
Average balances	$6,353,245	$6,106,559	$246,686	$6,349,942	$6,080,956	$268,986
Interest and dividend income	78,180	75,056	3,124	161,556	150,290	11,266
Weighted-average yield (%)	4.92	4.92	—	5.09	4.94	0.15

Deposit liabilities
Average balances	$4,441,024	$4,068,047	$372,977	$4,381,144	$4,042,376	$338,768
Interest expense	12,460	11,464	996	24,477	23,674	803
Weighted-average rate (%)	1.13	1.13	—	1.13	1.17	(0.04)

Borrowings
Average balances	$1,701,908	$1,831,495	$(129,587)	$1,743,878	$1,824,227	$(80,349)
Interest expense	16,893	15,578	1,315	34,641	31,321	3,320
Weighted-average rate (%)	3.97	3.41	0.56	3.99	3.44	0.55

Total costing liabilities
Average balances	$6,142,932	$5,899,542	$243,390	$6,125,022	$5,866,603	$258,419
Interest expense	29,353	27,042	2,311	59,118	54,995	4,123
Weighted-average rate (%)	1.91	1.84	0.07	1.94	1.88	0.06

Net average balance, net interest income and interest rate spread
Net average balance	$210,313	$207,017	$3,296	$224,920	$214,353	$10,567
Net interest income	48,827	48,014	813	102,438	95,295	7,143
Interest rate spread (%)	3.01	3.08	(0.07)	3.15	3.06	0.09

(1)	Includes nonaccrual loans.

(2)	Includes interest accrued prior to suspension of interest accrual on nonaccrual loans and loan fees of $1.7 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively, and $3.3 million for the six months ended June 30, 2005 and 2004.

(3)	Includes stock in the FHLB of Seattle.

Results – three months ended June 30, 2005

Net interest income before provision for loan losses for the second quarter of 2005 increased by $0.8 million, or 2%, from the same period in 2004. Interest rate spread decreased from 3.08% for the second quarter of 2004 to 3.01% for the second quarter of 2005 as ASB’s rate on costing liabilities increased while the yield on earning assets remained flat, primarily as a result of the decline in the yield on mortgage-related securities and the suspension of dividends on FHLB stock in the second quarter of 2005. Interest income on loans receivable increased due to increased loan production and higher weighted-average yields on the loan portfolio. The residential and commercial real estate loan portfolios grew as a result of continued strength in the Hawaii real estate market. Interest income on mortgage-related securities was lower primarily due to the downward adjustment to the amortized cost of the mortgage-related securities portfolio based on updated prepayment expectations resulting from lower interest rates at

June 30, 2005. Interest income on investments decreased due to the reinvestment of excess liquidity into loans rather than short-term investments and no dividends on stock in the FHLB of Seattle. Interest expense on deposit liabilities increased primarily due to a $245 million increase in average core deposits. Interest expense on other borrowings increased due to the upward repricing of adjustable rate borrowings, partly offset by a decrease in the outstanding average balance.

As of June 30, 2005, delinquent and nonaccrual loans to total loans continued to trend downward to 0.25% (from 0.41% at December 31, 2004), a level well below historical norms. During the second quarter of 2005, the need to provision for additional loan growth was fully offset by the release of reserves on existing loans due to strong asset quality. This compares with a reversal of provision for loan losses of $3.0 million for the same period in the previous year.

Other income for the second quarter of 2005 decreased by $1.2 million or 8%, compared to the same period in 2004 as a result of lower fee income on loans serviced for others and on other financial products. The lower fee income on loans serviced for others was due to the release of a valuation allowance on ASB’s mortgage servicing rights in 2004. Lower income on other financial products was due to lower annuity sales and contingent property and casualty insurance commission income, partly offset by increases in debit card fee income.

General and administrative expenses for the second quarter of 2005 decreased by $2.5 million, or 6%, from the same period in 2004. Expenses for compensation and consulting and other services increased $2.5 million as a result of SOX compliance and strategic initiatives, but were more than offset by $4.9 million less in interest on income taxes. Substantially all of the second quarter 2004 interest on income taxes was the interest accrued on cumulative bank franchise taxes through March 31, 2004 as a result of an adverse tax ruling.

In the second quarter of 2005, ASB paid $1.4 million less preferred stock dividends primarily due to the redemption of $75 million of its preferred stock in December 2004. HEIDI concurrently reinvested the redemption proceeds as a capital contribution to ASB.

Results – six months ended June 30, 2005

Net interest income before provision for loan losses for the first six months of 2005 increased by $7.1 million, or 7%, from the same period in 2004. Interest rate spread increased from 3.06% for the six months ended June 30, 2004 to 3.15% for the six months ended June 30, 2005 as ASB’s yield on earning assets increased faster than the rate on costing liabilities. Interest income on loans receivable increased primarily due to the larger residential and commercial real estate loan portfolios as a result of continued strength in the Hawaii real estate market. Interest income on mortgage-related securities increased due to prior year growth in the mortgage-related securities portfolio and the net upward adjustments to the amortized cost of the portfolio based on updated prepayment expectations. Interest income on investments decreased due to the reinvestment of excess liquidity into loans rather than short-term investments and lower dividends on stock in the FHLB of Seattle. Interest expense on deposit liabilities increased primarily due to a $251 million increase in average core deposits. Interest expense on other borrowings increased due to the upward repricing of adjustable rate borrowings, partly offset by a decrease in the outstanding average balance.

ASB recognized a $3.1 million reversal of provision for loan losses during the first six months of 2005 primarily due to the reversal of specific loan loss reserve on a large commercial loan, which was repaid on April 1, 2005. This compares with a reversal of provision for loan losses of $4.6 million for the same period in the previous year. As of June 30, 2005, ASB’s allowance for loan losses was 0.92% of average loans outstanding, compared to 1.08% at December 31, 2004 and 1.25% at June 30, 2004.

Six months ended June 30	2005	2004
(in thousands)
Allowance for loan losses, January 1	$33,857	$44,285
Recovery of loan losses	(3,100)	(4,600)
Net charge-offs	(119)	(929)

Allowance for loan losses, June 30	$30,638	$38,756

Other income for the six months ended June 30, 2005 decreased by $1.3 million or 5%, compared to the same period in 2004 as a result of lower annuity sales and lower contingent property and casualty insurance commission income, partly offset by increases in debit card fee income.

General and administrative expenses for the six months ended June 30, 2005 increased by $2.3 million, or 3%, from the same period in 2004 as a result of several factors, including increased compensation and consulting expenses and a reserve for interest related to income taxes as a result of a recent Internal Revenue Service examination, partly offset by prior year’s $5 million of interest accrued on cumulative bank franchise taxes though March 31, 2004 as a result of an adverse tax ruling.

In the first six months of 2005, ASB paid $2.7 million less preferred stock dividends due to the redemption of $75 million of its preferred stock in December 2004. HEIDI concurrently reinvested the redemption proceeds as a capital contribution to ASB.

Charge to accumulated other comprehensive income

Since December 31, 2004, the yield curve flattened as a result of higher short-term interest rates and lower long-term interest rates. The net impact of this flattening was to reduce the market value of mortgage-related securities and reduce stockholder’s equity through a balance sheet charge to AOCI. This reduction in the market value of mortgage-related securities did not result in a charge to net income as the impairments in the value of the securities were deemed to be temporary. At June 30, 2005, March 31, 2005 and December 31, 2004, the unrealized loss, net of tax benefits, on available-for-sale mortgage-related securities (including securities pledged for repurchase agreements) in AOCI was $11 million, $36 million and $7 million, respectively.

FHLB of Seattle business and capital plan

In December 2004, the FHLB of Seattle signed an agreement with its regulator, the Federal Housing Finance Board (Finance Board), to adopt a business and capital plan to strengthen its risk management, capital structure and governance. As of June 30, 2005, ASB had an investment in FHLB of Seattle stock of $98 million. In the first half of 2005, ASB received a stock dividend with a par value of $0.4 million on its investment in FHLB of Seattle stock, compared to a stock dividend with a par value of $1.9 million in the first half of 2004, $0.8 million in the third quarter of 2004 and nil in the fourth quarter of 2004.

In April 2005, the FHLB of Seattle delivered a proposed three-year business plan and capital management plan to the Finance Board, and issued a press release stating that it anticipates minimal to no dividends in the next few years while it implements its new business model. No dividends were received by ASB from the FHLB of Seattle during the second quarter. Member access to the FHLB of Seattle funding and liquidity is expected to continue unimpeded during implementation of the three-year plan.

FINANCIAL CONDITION

Liquidity and capital resources

(in millions)	June 30, 2005	December 31, 2004	% change
Total assets	$6,817	$6,767	1
Available-for-sale investment and mortgage-related securities	2,735	2,953	(7)
Held-to-maturity investment securities	98	97	—
Loans receivable, net	3,428	3,249	5
Deposit liabilities	4,453	4,296	4
Securities sold under agreements to repurchase	667	811	(18)
Advances from Federal Home Loan Bank	1,018	988	3

As of June 30, 2005, ASB was the third largest financial institution in Hawaii based on assets of $6.8 billion and deposits of $4.5 billion.

At June 30, 2005, ASB’s unused FHLB borrowing capacity was approximately $1.4 billion. At June 30, 2005, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.0 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first six months of 2005, net cash provided by ASB’s operating activities was $12 million. Net cash provided by ASB’s investing activities was $25 million, due to the repayments and sales of mortgage-related securities, net of purchases, partly offset by originations and purchases of loans, net of repayments. Net cash provided by financing activities was $20 million due to net increases of $157 million in deposit liabilities and $30 million in advances from the FHLB of Seattle, partly offset by a net decrease of $144 million in securities sold under agreements to repurchase and the payment of $19 million in common stock dividends.

As of June 30, 2005, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 7.2% (5.0%), a Tier-1 risk-based capital ratio of 14.2% (6.0%) and a total risk-based capital ratio of 15.0% (10.0%).

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

ASB’s interest-rate risk sensitivity measures as of June 30, 2005 and December 31, 2004 constitute “forward-looking statements” and were as follows:

	June 30, 2005			December 31, 2004
	Change in net interest income (NII)	Net Portfolio value (NPV) Ratio	NPV ratio sensitivity (change from base case in basis points)	Change in NII	NPV ratio	NPV ratio sensitivity (change from base case in basis points)
Change in interest rates (basis points)
+300	(6.2)%	8.33%	(310)	(7.7)%	7.28%	(367)
+200	(4.1)	9.57	(186)	(5.0)	8.69	(226)
+100	(1.8)	10.67	(76)	(2.0)	9.99	(96)
Base	—	11.43	—	—	10.95	—
-100	(2.7)	11.51	8	(3.9)	11.22	27

Management believes that ASB’s interest rate risk position at June 30, 2005 represents a reasonable level of risk. The bank’s NII profile as of June 30, 2005 is slightly less sensitive to changes in interest rates compared to the NII profile on December 31, 2004. This change is primarily due to a shift in liability mix. Growth in deposits during the period enabled the bank to replace maturing wholesale borrowings with deposits, which helped to reduce the bank’s NII sensitivity.

ASB’s base NPV ratio as of June 30, 2005 was higher compared to December 31, 2004. The shift in liability mix contributed to the increase. Core deposits are the lowest cost funding source available to the bank, so increasing the level of core deposits, relative to wholesale liabilities, will cause the NPV ratio to increase.

ASB’s NPV ratio sensitivity measures as of June 30, 2005 were lower than the sensitivity measures as of December 31, 2004. The decrease was due to several factors including the increase in deposit balances as well as the lower level of long-term interest rates, which resulted in faster prepayment expectations and shorter expected average lives for the mortgage assets and mortgage-related securities.

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

HEI: Robert F. Clarke, HEI Chief Executive Officer, and Eric K. Yeaman, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of June 30, 2005. Based on their evaluations, as of June 30, 2005, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

HECO: T. Michael May, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of June 30, 2005. Based on their evaluations, as of June 30, 2005, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no significant developments in pending legal proceedings except as set forth in HEI’s and HECO’s “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) For the six months ended June 30, 2005, HEI issued an aggregate of 28,200 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Stock Plan, as amended and restated effective March 8, 2005 (the HEI Nonemployee Director Plan). Under the HEI Nonemployee Director Plan, each HEI nonemployee director receives, in addition to an annual cash retainer, an annual stock grant of 1,400 shares of HEI common stock (2,000 shares for the first time grant to a new HEI director) and each nonemployee subsidiary director who is not also an HEI nonemployee director receives an annual stock grant of 1,000 shares of HEI common stock (600 shares for the first time grant to a new subsidiary director). The HEI Nonemployee Director Plan is currently the only plan for nonemployee directors and provides for annual stock grants (described above) and annual cash retainers for nonemployee directors of HEI and its subsidiaries.

HEI did not register the shares issued under the director stock plan since their issuance did not involve a “sale” as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the director stock plans is mandatory and thus does not involve an investment decision.

(c)	Purchases of HEI common shares were made as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs **	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2005	49,084	$25.59	—	NA
May 1 to 31, 2005	115,673	25.42	—	NA
June 1 to 30, 2005	280,927	26.59	—	NA

	445,684	$26.18	—	NA

NA Not applicable.

*	Trades (total number of shares purchased) are reflected in the month in which the order is placed.

**	Open-market purchases were made to satisfy the requirements of the DRIP and HEIRSP for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP and HEIRSP. Of the shares listed in column (a), all of the 49,084 shares, 101,973 of the 115,673 shares and 243,727 of the 280,927 shares were purchased for the DRIP and the remainder were purchased for the HEIRSP.

Item 5.	Other Information

A.	Ratio of earnings to fixed charges.

	Six months ended June 30, 2005	Years ended December 31,
		2004	2003	2002	2001	2000
HEI and Subsidiaries
Excluding interest on ASB deposits	2.07	2.32	2.11	2.03	1.82	1.76
Including interest on ASB deposits	1.81	2.00	1.84	1.72	1.52	1.49
HECO and Subsidiaries	3.00	3.49	3.36	3.71	3.51	3.39

See HEI Exhibit 12.1 and HECO Exhibit 12.2.

B.	Entry into a material definitive agreement

At its meeting on April 26, 2005, the Board of Directors of HEI rescinded its policy that the fourth quarter installment of the annual board retainer would be withheld from nonemployee directors who did not attend at least 75% of the combined total of all Board meetings and all meetings of the Board committees on which they serve.

In 2004, there were nine regular and two special meetings of the Board of Directors. All directors, except one, attended at least 75% of the 2004 combined total meetings of the Board and Board committees on which they served (during the periods they served). The one director who did not meet this requirement was Don E. Carroll, who attended 72% of his combined total meetings. In rescinding its previous policy, the Board also approved payment to Mr. Carroll of the fourth installment of his nonemployee director’s fee. Mr. Carroll’s attendance record for 2004 was disclosed in the March 31, 2005 proxy statement, as required by Rule 14a-101 under the Securities Exchange Act of 1934. This disclosure requirement was deemed by the Board to be sufficient inducement for directors to attend meetings.

HEI’s other policies for compensation of directors for their service are as disclosed in HEI’s proxy statement for the 2005 Annual Meeting.

C.	Renewable Hawaii, Inc. (RHI)

In December 2002, HECO formed an unregulated subsidiary, RHI, with initial approval to invest up to $10 million in selected renewable energy projects. RHI is seeking to stimulate renewable energy initiatives by prospecting for new projects and sites and taking a passive, minority interest in third party renewable energy projects greater than 1 MW in Hawaii. Since 2003, RHI has periodically solicited competitive proposals for investment opportunities in qualified projects. To date, RHI has signed a Conditional Investment Agreement for a municipal solid waste-to-energy project and a Memorandum of Understanding for a small-scale landfill gas-to-energy project, both on Oahu. A number of new proposals are currently being evaluated. Project investments by RHI will generally be made only after developers secure the necessary approvals and permits and independently execute a PPA with HECO, HELCO or MECO, approved by the PUC.

D.	Potential HECO wind energy project

In July 2005, HECO held a series of community meetings to get feedback on a potential wind energy project. HECO is evaluating the possibility of a wind farm on the mountain ridges above its Kahe power plant, assuming surrounding community concerns can be satisfactorily addressed.

E.	Hawaiian Commercial & Sugar Company

MECO has a PPA with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. On July 15, 2005, MECO and HC&S agreed that neither party will give written notice of termination under the terms of the PPA so as to cause the PPA to terminate prior to December 31, 2011. As a result, the PPA continues to remain in full force and effect through December 31, 2011, and from year to year thereafter, subject to termination on or after December 31, 2011 on not less than two years’ prior written notice by either party. Management expects the agreement will not result in consolidation in accordance with FIN 46R as HC&S continues to be a “business” as defined in the standard and not a VIE, and is thus excluded from the scope of FIN 46R. Additionally, management believes that the agreement would not require a reassessment under EITF Issue No. 01-8. However, if such reassessment were required, management does not believe that the PPA would meet the criteria under EITF Issue No. 01-8, which would result in the classification of the agreement as a lease.

F.	HECO office building lease

In July 2005, HECO executed a new lease for its downtown office building. The term of the lease is from July 1, 2005 through November 30, 2021 with fixed monthly rent throughout. Rental payments through November 30, 2009 are $775,000 annually (the same amount as the previous lease just prior to expiration), and the lease contains fixed rent escalations of 10% every five years thereafter. The lease also grants HECO a three year extension option at a rent to be negotiated by the parties.

Item 6.	Exhibits

HEI Exhibit 10.1	Form of Hawaiian Electric Industries, Inc. Stock Appreciation Right Agreement with Dividend Equivalents (effective for April 7, 2005 stock appreciation rights grant)

HEI Exhibit 10.2	Form of Restricted Stock Agreement Pursuant to the 1987 Stock Option and Incentive Plan of Hawaiian Electric Industries, Inc.

HEI Exhibit 10.3	Nonemployee Director’s Compensation Schedule as of April 1, 2005

HEI Exhibit 12.1

Hawaiian Electric Industries, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, six months ended June 30, 2005 and 2004 and years ended December 31, 2004, 2003, 2002, 2001 and 2000

HEI Exhibit 31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (HEI Chief Financial Officer)

HEI Exhibit 32.1	Written Statement of Robert F. Clarke (HEI Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 32.2	Written Statement of Eric K. Yeaman (HEI Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 99.1	Amendment 2005-1 to the Hawaiian Electric Industries Retirement Savings Plan, executed June 16, 2005

HECO Exhibit 12.2	Hawaiian Electric Company, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2005 and 2004 and years ended December 31, 2004, 2003, 2002, 2001 and 2000

HECO Exhibit 31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of T. Michael May (HECO Chief Executive Officer)

HECO Exhibit 31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (HECO Chief Financial Officer)

HECO Exhibit 32.3	Written Statement of T. Michael May (HECO Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HECO Exhibit 32.4	Written Statement of Tayne S. Y. Sekimura (HECO Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Robert F. Clarke	By	/s/ T. Michael May
	Robert F. Clarke		T. Michael May
	Chairman, President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ Eric K. Yeaman	By	/s/ Tayne S. Y. Sekimura
	Eric K. Yeaman		Tayne S. Y. Sekimura
	Financial Vice President, Treasurer and Chief Financial Officer		Financial Vice President (Principal Financial Officer of HECO)
(Principal Financial Officer of HEI)

By	/s/ Curtis Y. Harada	By	/s/ Patsy H. Nanbu
	Curtis Y. Harada		Patsy H. Nanbu
	Controller		Controller
	(Chief Accounting Officer of HEI)		(Chief Accounting Officer of HECO)

Date: August 5, 2005		Date: August 5, 2005