Form 10-Q
period 2006-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2006-08-01
CIK 354707, 46207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 27, 2006
Hawaiian Electric Industries, Inc. (Without Par Value)	81,284,371 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	12,805,843 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended June 30, 2006

i

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended June 30, 2006

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

HEIPC Group	HEI Power Corp. and its subsidiaries
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HPower	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRP	Integrated resource plan
KWH	Kilowatthour
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NII	Net interest income
NPV	Net portfolio value
PPA	Power purchase agreement
PRPs	Potentially responsible parties
PUC	Public Utilities Commission of the State of Hawaii
RHI	Renewable Hawaii, Inc., a wholly owned subsidiary of Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
ROR	Return on average rate base
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SFAS	Statement of Financial Accounting Standards
SOIP	1987 Stock Option and Incentive Plan, as amended
SOX	Sarbanes-Oxley Act of 2002
SPRBs	Special Purpose Revenue Bonds
TOOTS	The Old Oahu Tug Service, a wholly owned subsidiary of Hawaiian Electric Industries, Inc.
VIE	Variable interest entity

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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	the effects of international, national and local economic conditions, including the state of the Hawaii tourist and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value of collateral underlying loans and mortgage-related securities) and decisions concerning the extent of the presence of the federal government and military in Hawaii;

•	the effects of weather and natural disasters;

•	global developments, including the effects of terrorist acts, the war on terrorism, continuing U.S. presence in Iraq and Afghanistan, potential conflict or crisis with North Korea and in the Middle East, relations with Iran, Iran’s nuclear activities and potential avian flu pandemic;

•	the timing and extent of changes in interest rates and the shape of the yield curve;

•	the risks inherent in changes in the value of and market for securities available for sale and pension and other retirement plan assets;

•	changes in assumptions used to calculate retirement benefits costs and changes in funding requirements, including those resulting from final adoption of proposed pension reform legislation;

•	increasing competition in the electric utility and banking industries (e.g., increased self-generation of electricity may have an adverse impact on HECO’s revenues and increased price competition for deposits, or an outflow of deposits to alternative investments, may have an adverse impact on American Savings Bank, F.S.B.’s (ASB’s) cost of funds);

•	capacity and supply constraints or difficulties, especially if generating units (utility-owned or independent power producer (IPP)-owned) fail or measures such as demand-side management (DSM), distributed generation (DG), combined heat and power (CHP) or other firm capacity supply-side resources fall short of achieving their forecasted benefits or are otherwise insufficient to reduce or meet peak demand;

•	increased risk to generation reliability as generation reserve margins on Oahu are lower than considered desirable;

•	fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses;

•	the ability of IPPs to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•	the ability of the electric utilities to negotiate, periodically, favorable fuel supply and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI and its subsidiaries (including HECO and its subsidiaries and ASB and its subsidiaries) or their competitors;

•	federal, state and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO and their subsidiaries (including changes in taxation, environmental laws and regulations and governmental fees and assessments); decisions by the Public Utilities Commission of the State of Hawaii (PUC) in rate cases and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions, restrictions and penalties (that may arise with respect to environmental conditions, capital adequacy and business practices);

•	increasing operations and maintenance expenses for the electric utilities and the possibility of more frequent rate cases;

•	the risks associated with the geographic concentration of HEI’s businesses;

•	the effects of changes in accounting principles applicable to HEI, HECO and their subsidiaries, including the adoption of new accounting principles (such as the effects of proposed changes in the accounting for retirement benefits, if and when effective), continued regulatory accounting under Statement of Financial Accounting Standards (SFAS) No. 71 (Accounting for the Effects of Certain Types of Regulation), and the possible effects of applying Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R (Consolidation of Variable Interest Entities) and Emerging Issues Task Force Issue No. 01-8 (Determining Whether an Arrangement Contains a Lease) to power purchase arrangements with independent power producers;

•	the effects of changes by securities rating agencies in their ratings of the securities of HEI and HECO and the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing rights of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of allowance for loan losses;

•	changes in ASB’s deposit mix which may have an adverse impact on ASB’s cost of funds;

•	the final outcome of tax positions taken by HEI, HECO and their subsidiaries;

•	the ability of consolidated HEI to generate capital gains and utilize capital loss carryforwards on future tax returns;

•	the risks of suffering losses and incurring liabilities that are uninsured; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports (e.g., “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K) previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2006	December 31, 2005
Assets
Cash and equivalents	$144,945	$151,513
Federal funds sold	81,121	57,434
Accounts receivable and unbilled revenues, net	247,817	249,473
Available-for-sale investment and mortgage-related securities	2,506,444	2,629,351
Investment in stock of Federal Home Loan Bank of Seattle, at cost	97,764	97,764
Loans receivable, net	3,717,501	3,566,834
Property, plant and equipment, net of accumulated depreciation of $1,597,284 and $1,538,836	2,582,633	2,542,776
Regulatory assets	110,611	110,718
Other	443,294	456,134
Goodwill and other intangibles, net	88,598	89,580

	$10,020,728	$9,951,577

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$188,241	$183,336
Deposit liabilities	4,546,855	4,557,419
Short-term borrowings	296,493	141,758
Other borrowings	1,671,655	1,622,294
Long-term debt, net	1,033,089	1,142,993
Deferred income taxes	183,420	207,997
Regulatory liabilities	229,928	219,204
Contributions in aid of construction	262,036	256,263
Other	369,577	369,390

	8,781,294	8,700,654

Minority interests
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293

Stockholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 100,000,000 shares; issued and outstanding: 81,275,371 shares and 80,983,326 shares	1,023,564	1,018,966
Retained earnings	244,645	235,394
Accumulated other comprehensive loss, net of tax benefits	(63,068)	(37,730)

	1,205,141	1,216,630

	$10,020,728	$9,951,577

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts and ratio of earnings to fixed charges)	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Revenues
Electric utility	$503,967	$429,730	$979,023	$804,505
Bank	102,556	91,946	202,560	189,170
Other	(1,554)	586	(1,652)	1,215

	604,969	522,262	1,179,931	994,890

Expenses
Electric utility	464,121	387,083	893,597	730,252
Bank	76,397	69,744	149,386	138,015
Other	3,722	3,986	7,068	8,503

	544,240	460,813	1,050,051	876,770

Operating income (loss)
Electric utility	39,846	42,647	85,426	74,253
Bank	26,159	22,202	53,174	51,155
Other	(5,276)	(3,400)	(8,720)	(7,288)

	60,729	61,449	129,880	118,120

Interest expense—other than bank	(19,134)	(19,130)	(38,251)	(37,965)
Allowance for borrowed funds used during construction	719	475	1,421	902
Preferred stock dividends of subsidiaries	(473)	(474)	(946)	(950)
Allowance for equity funds used during construction	1,588	1,182	3,136	2,269

Income from continuing operations before income taxes	43,429	43,502	95,240	82,376
Income taxes	16,205	15,167	35,679	29,946

Income from continuing operations	27,224	28,335	59,561	52,430
Discontinued operations-loss on disposal, net of income taxes	—	(755)	—	(755)

Net income	$27,224	$27,580	$59,561	$51,675

Basic earnings (loss) per common share
Continuing operations	$0.34	$0.35	$0.73	$0.65
Discontinued operations	—	(0.01)	—	(0.01)

	$0.34	$0.34	$0.73	$0.64

Diluted earnings (loss) per common share
Continuing operations	$0.33	$0.35	$0.73	$0.65
Discontinued operations	—	(0.01)	—	(0.01)

	$0.33	$0.34	$0.73	$0.64

Dividends per common share	$0.31	$0.31	$0.62	$0.62

Weighted-average number of common shares outstanding	81,100	80,814	81,041	80,741
Dilutive effect of stock options and dividend equivalents	332	399	319	404

Adjusted weighted-average shares	81,432	81,213	81,360	81,145

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits			2.21	2.07

Including interest on ASB deposits			1.85	1.81

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Common stock		Retained earnings	Accumulated other comprehensive loss	Total
(in thousands, except per share amounts)	Shares	Amount
Balance, December 31, 2005	80,983	$1,018,966	$235,394	$(37,730)	$1,216,630
Comprehensive income:
Net income	—	—	59,561	—	59,561
Net unrealized losses on securities arising during the period, net of tax benefits of $16,697	—	—	—	(25,290)	(25,290)
Minimum pension liability adjustment, net of tax benefits of $30	—	—	—	(48)	(48)

Comprehensive income (loss)	—	—	59,561	(25,338)	34,223

Issuance of common stock, net	292	4,598	—	—	4,598
Common stock dividends ($0.62 per share)	—	—	(50,310)	—	(50,310)

Balance, June 30, 2006	81,275	$1,023,564	$244,645	$(63,068)	$1,205,141

Balance, December 31, 2004	80,687	$1,010,090	$208,998	$(8,143)	$1,210,945
Comprehensive income:
Net income	—	—	51,675	—	51,675
Net unrealized losses on securities:
Net unrealized losses on securities arising during the period, net of tax benefits of $4,881	—	—	—	(3,510)	(3,510)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $70	—	—	—	(106)	(106)

Comprehensive income (loss)	—	—	51,675	(3,616)	48,059

Issuance of common stock, net	247	7,182	—	—	7,182
Common stock dividends ($0.62 per share)	—	—	(50,100)	—	(50,100)

Balance, June 30, 2005	80,934	$1,017,272	$210,573	$(11,759)	$1,216,086

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2006	2005
(in thousands)
Cash flows from operating activities
Net income	$59,561	$51,675
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	70,574	66,974
Other amortization	4,211	5,861
Reversal of allowance for loan losses	—	(3,100)
Deferred income taxes	(7,498)	2,066
Allowance for equity funds used during construction	(3,136)	(2,269)
Excess tax benefits from share-based payment arrangements	(567)	—
Changes in assets and liabilities, net of effects from the disposal of businesses
Decrease (increase) in accounts receivable and unbilled revenues, net	1,656	(3,895)
Decrease (increase) in federal tax deposit	30,000	(30,000)
Increase (decrease) in accounts payable	4,905	(7,921)
Changes in other assets and liabilities	(12,017)	(9,224)

Net cash provided by operating activities	147,689	70,167

Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(175,000)	(174,436)
Principal repayments on available-for-sale mortgage-related securities	254,109	353,425
Proceeds from sale of available-for-sale mortgage-related securities	—	28,039
Net increase in loans held for investment	(159,096)	(179,326)
Capital expenditures	(97,691)	(86,146)
Contributions in aid of construction	10,622	5,444
Other	1,436	1,144

Net cash used in investing activities	(165,620)	(51,856)

Cash flows from financing activities
Net increase (decrease) in deposit liabilities	(10,564)	157,150
Net increase in short-term borrowings with maturities of three months or less	109,845	50,277
Proceeds from short-term borrowings with maturities of greater than three months	44,890	—
Net increase in retail repurchase agreements	21,650	8,713
Proceeds from other borrowings	635,840	683,205
Repayments of other borrowings	(608,595)	(806,331)
Proceeds from issuance of long-term debt	—	53,643
Repayment of long-term debt	(110,000)	(53,000)
Excess tax benefits from share-based payment arrangements	567	—
Net proceeds from issuance of common stock	2,481	2,918
Common stock dividends	(50,282)	(50,073)
Other	(7,628)	(10,212)

Net cash provided by financing activities	28,204	36,290

Cash flows from discontinued operations-net cash provided by (used in) operating activities (revised see Note 8)	6,846	(1,836)

Net increase in cash and equivalents and federal funds sold	17,119	52,765
Cash and equivalents and federal funds sold, beginning of period	208,947	173,629

Cash and equivalents and federal funds sold, end of period	$226,066	$226,394

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in HEI’s Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and the notes thereto in HEI’s Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2006.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of June 30, 2006 and December 31, 2005 and the results of its operations for the three and six months ended June 30, 2006 and 2005 and its cash flows for the six months ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10–Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

(2) Segment financial information

(in thousands)	Electric Utility	Bank	Other	Total
Three months ended June 30, 2006
Revenues from external customers	$503,897	$102,556	$(1,484)	$604,969
Intersegment revenues (eliminations)	70	—	(70)	—

Revenues	503,967	102,556	(1,554)	604,969

Profit (loss)*	28,109	26,159	(10,839)	43,429
Income taxes (benefit)	10,823	9,941	(4,559)	16,205

Income (loss) from continuing operations	17,286	16,218	(6,280)	27,224

Six months ended June 30, 2006
Revenues from external customers	978,883	202,560	(1,512)	1,179,931
Intersegment revenues (eliminations)	140	—	(140)	—

Revenues	979,023	202,560	(1,652)	1,179,931

Profit (loss)*	62,206	53,174	(20,140)	95,240
Income taxes (benefit)	23,932	20,129	(8,382)	35,679

Income (loss) from continuing operations	38,274	33,045	(11,758)	59,561

Assets (at June 30, 2006, including net assets of discontinued operations)	$3,139,155	6,866,794	14,779	$10,020,728

Three months ended June 30, 2005
Revenues from external customers	$429,683	$91,946	$633	$522,262
Intersegment revenues (eliminations)	47	—	(47)	—

Revenues	429,730	91,946	586	522,262

Profit (loss)*	31,890	22,183	(10,571)	43,502
Income taxes (benefit)	12,246	8,631	(5,710)	15,167

Income (loss) from continuing operations	19,644	13,552	(4,861)	28,335

Six months ended June 30, 2005
Revenues from external customers	804,458	189,170	1,262	994,890
Intersegment revenues (eliminations)	47	—	(47)	—

Revenues	804,505	189,170	1,215	994,890

Profit (loss)*	51,973	51,106	(20,703)	82,376
Income taxes (benefit)	19,944	19,793	(9,791)	29,946

Income (loss) from continuing operations	32,029	31,313	(10,912)	52,430

Assets (at June 30, 2005, including net assets of discontinued operations)	2,923,097	6,816,549	67,425	9,807,071

*	Income (loss) before income taxes.

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

(3) Electric utility subsidiary

For HECO’s consolidated financial information, including its commitments and contingencies, see pages 15 through 35.

(4) Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Balance Sheet Data (unaudited)

(in thousands)	June 30, 2006	December 31, 2005
Assets
Cash and equivalents	$139,539	$150,130
Federal funds sold	81,121	57,434
Available-for-sale investment and mortgage-related securities	2,506,444	2,629,351
Investment in stock of Federal Home Loan Bank of Seattle, at cost	97,764	97,764
Loans receivable, net	3,717,501	3,566,834
Other	235,950	244,443
Goodwill and other intangibles, net	88,475	89,379

	$6,866,794	$6,835,335

Liabilities and stockholder’s equity
Deposit liabilities–noninterest-bearing	$624,246	$624,497
Deposit liabilities–interest-bearing	3,922,609	3,932,922
Other borrowings	1,671,655	1,622,294
Other	100,944	98,189

	6,319,454	6,277,902

Common stock	322,318	321,538
Retained earnings	286,997	272,545
Accumulated other comprehensive loss, net of tax benefits	(61,975)	(36,650)

	547,340	557,433

	$6,866,794	$6,835,335

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Statements of Income Data (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2006	2005	2006	2005
Interest and dividend income
Interest and fees on loans	$57,323	$50,657	$112,476	$99,170
Interest and dividends on investment and mortgage-related securities	30,870	27,523	60,947	62,386

	88,193	78,180	173,423	161,556

Interest expense
Interest on deposit liabilities	17,001	12,460	32,394	24,477
Interest on other borrowings	18,308	16,893	35,470	34,641

	35,309	29,353	67,864	59,118

Net interest income	52,884	48,827	105,559	102,438
Reversal of allowance for loan losses	—	—	—	(3,100)

Net interest income after reversal of allowance for loan losses	52,884	48,827	105,559	105,538

Noninterest income
Fees from other financial services	6,742	6,333	13,182	12,196
Fee income on deposit liabilities	4,376	4,092	8,565	8,263
Fee income on other financial products	2,132	2,154	4,569	4,589
Gain on sale of securities	—	175	—	175
Other income	1,113	1,012	2,821	2,391

	14,363	13,766	29,137	27,614

Noninterest expense
Compensation and employee benefits	17,476	17,441	35,313	34,068
Occupancy	4,490	4,088	8,953	8,106
Equipment	3,636	3,302	7,132	6,701
Services	4,124	3,941	7,841	7,608
Data processing	2,547	2,503	5,007	5,548
Other expenses	8,815	9,116	17,276	19,966

	41,088	40,391	81,522	81,997

Income before minority interests and income taxes	26,159	22,202	53,174	51,155
Minority interests	—	18	—	45
Income taxes	9,941	8,631	20,129	19,793

Income before preferred stock dividends	16,218	13,553	33,045	31,317
Preferred stock dividends	—	1	—	4

Net income for common stock	$16,218	$13,552	$33,045	$31,313

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $834 million and $838 million, respectively, as of June 30, 2006 and $687 million and $935 million, respectively, as of December 31, 2005.

As of June 30, 2006, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.2 billion. As of June 30, 2006, ASB had commitments to sell nonresidential loans of $12.9 million.

In the first quarter of 2005, ASB recorded a $2 million reserve, net of taxes, for interest on the potential taxes related to the disputed timing of dividend income recognition because of a change in ASB’s 2000 and 2001 tax year-ends (see Note 10).

(5) Retirement benefits

For the first six months of 2006, ASB paid $2 million and HECO paid $5 million of contributions to the retirement benefit plans, compared to $6 million and $5 million, respectively, in the first six months of 2005. The Company’s current estimate of contributions to the retirement benefit plans in 2006 is $14 million, compared to contributions of $25 million in 2005.

The components of net periodic benefit cost were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$8,236	$7,390	$1,278	$1,345	$16,327	$14,673	$2,549	$2,618
Interest cost	13,645	13,031	2,578	2,744	27,121	26,089	5,310	5,552
Expected return on plan assets	(18,089)	(18,535)	(2,493)	(2,440)	(35,842)	(36,909)	(4,959)	(4,925)
Amortization of unrecognized transition obligation	1	1	785	785	2	2	1,569	1,569
Amortization of prior service cost (gain)	14	(165)	4	(3)	(142)	(311)	7	—
Recognized actuarial loss (gain)	2,917	1,402	(18)	72	6,028	2,996	206	231

Net periodic benefit cost	$6,724	$3,124	$2,134	$2,503	$13,494	$6,540	$4,682	$5,045

Of the net periodic benefit costs, the Company recorded expense of $14 million and $9 million in the first six months of 2006 and 2005, respectively, and charged the remaining amounts primarily to electric utility plant.

(6) Share-based compensation

Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), HEI may issue an aggregate of 9.3 million shares of common stock (5,158,493 shares unissued as of June 30, 2006) to officers and key employees as incentive stock options, nonqualified stock options (NQSOs), restricted stock, stock appreciation rights (SARs), stock payments or dividend equivalents. HEI has issued NQSOs, restricted stock, SARs, and dividend equivalents. All information presented has been adjusted for the 2-for-1 stock split in June 2004.

For the NQSOs and SARs, the exercise price of each NQSO or SAR generally equals the fair market value of HEI’s stock on or near the date of grant. NQSOs, SARs and related dividend equivalents issued in the form of stock awarded through 2004 generally become exercisable in installments of 25% each year for four years, and expire if not exercised ten years from the date of the grant. The 2005 SARs awards, which have a ten year exercise life, generally become exercisable at the end of four years with the related dividend equivalents issued in the form of stock on an annual basis. Accelerated vesting is provided in the event of a change-in-control or upon retirement.

Restricted stock grants generally become unrestricted three to five years after the date of grant and restricted stock compensation expense has been recognized in accordance with the fair value based method of accounting.

The Company recorded share-based compensation expense in the first six months of 2006 and 2005 of $0.9 million and $2.8 million, respectively. In the second quarter of 2006 and 2005, the Company recorded share-based compensation expense of $0.3 million and $1.6 million, respectively. The Company recorded related income tax benefit (including a valuation allowance due to limits on the deductibility of executive compensation) on share-based compensation expense in the first six months of 2006 and 2005 of $0.5 million and $0.9 million, respectively. In the second quarter of 2006 and 2005, the Company recorded related income tax benefit of $0.3 million, and $0.6 million, respectively. No share-based compensation cost has been capitalized.

Also, as a result of the changes enacted in Section 409A of the Internal Revenue Code of 1986, as amended (Section 409A) in December 2005, a total of 61,482 dividend equivalent shares were distributed to SOIP participants in February 2006 for the NQSO grants made from 2001 to 2003 and the SARs grants made from 2004 to 2005. The gross amount of 69,737 dividend equivalent shares subject to Section 409A was reduced by 8,255 shares because the exercise prices of the SARs grants exceeded the value of the underlying common stock as of December 31, 2005. The intrinsic value of the Section 409A dividend equivalent distribution was $1.6 million. The Company recorded related income tax benefits of $0.6 million. During the second quarter of 2006, 10,236 dividend equivalent shares subject to Section 409A, with an intrinsic value of $0.3 million and related tax benefit of $0.1 million, were distributed to SOIP participants who retired. At the election of SOIP participants, retirees may take distributions of dividend equivalents subject to Section 409A at the time of retirement rather than at the end of the calendar year.

In place of a SARs grant for 2006, as described under “Restricted stock,” the Company instead awarded restricted stock. For all share-based compensation, the estimated forfeiture rate is 1.4%.

Nonqualified stock options

Information about HEI’s NQSOs is summarized as follows:

June 30, 2006		Outstanding			Exercisable
Year of grant	Range of exercise prices	Number of options	Weighted- average remaining contractual life	Weighted- average exercise price	Number of options	Weighted- average remaining contractual life	Weighted- average exercise price
1998	$20.50	6,000	1.8	$20.50	6,000	1.8	$20.50
1999	17.61 -17.63	65,000	3.0	17.62	65,000	3.0	17.62
2000	14.74	52,000	3.8	14.74	52,000	3.8	14.74
2001	17.96	138,500	4.7	17.96	138,500	4.7	17.96
2002	21.68	150,000	5.7	21.68	150,000	5.7	21.68
2003	20.49	401,000	5.8	20.49	321,000	5.5	20.49

	$14.74 – 21.68	812,500	5.2	$19.68	732,500	5.0	$19.59

As of December 31, 2005, NQSOs outstanding totaled 929,000, with a weighted-average exercise price of $19.88. In the second quarter of 2006 and 2005, no NQSOs were granted, forfeited or expired; 197,500 shares and 277,000 shares vested with an aggregate fair value of $0.9 million and $1.2 million, respectively. In the first quarter of 2006 and 2005, no NQSOs were granted, vested, forfeited or expired.

During the first six months of 2006, 116,500 shares were exercised, with a weighted-average exercise price of $21.30. Cash received from these exercises was $2.5 million and the intrinsic value (amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option) of the shares was $1.2 million. The tax benefit realized for the tax deduction from these exercises was $0.5 million. During the second quarter of 2006, 110,500 shares were exercised, with a weighted-average exercise price of $21.52. Cash received from these exercises was $2.4 million and the intrinsic value of the shares was $1.1 million. The tax benefit realized for the tax deduction from these exercises was $0.4 million.

During the second quarter of 2005, 153,500 shares were exercised, with a weighted-average exercise price of $19.01. Cash received from these exercises was $2.9 million and the intrinsic value of the shares was $1.8 million. The tax benefit realized for the tax deduction from these exercises was $0.4 million. There were no exercises in the first quarter of 2005.

As of June 30, 2006, NQSO shares outstanding and exercisable had an aggregate intrinsic value (including dividend equivalents) of $10.5 million and $9.7 million, respectively.

As of June 30, 2006, there was $0.2 million of total unrecognized compensation cost related to nonvested NQSOs and that cost is expected to be recognized over a weighted average period of 10 months.

Stock appreciation rights

Information about HEI’s SARs is summarized as follows:

June 30, 2006		Outstanding			Exercisable
Year of grant	Range of exercise prices	Number of shares underlying SARs	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares underlying SARs	Weighted- average remaining contractual life	Weighted- average exercise price
2004	$26.02	325,000	5.6	$26.02	235,000	4.8	$26.02
2005	26.18	554,000	7.1	26.18	160,000	2.9	26.18

	$26.02 – 26.18	879,000	6.5	$26.12	395,000	4.0	$26.08

As of December 31, 2005, the shares underlying SARs outstanding totaled 879,000, with a weighted-average exercise price of $26.12. As of June 30, 2006, the SARs outstanding and exercisable had an aggregate intrinsic value (including dividend equivalents) of $2.5 million and $1.0 million, respectively. During the first six months of 2006, no SARs were granted, exercised, forfeited or expired; 313,750 shares vested with a fair value of $1.7 million. In the first quarter of 2006, no SARs were granted, vested, forfeited or expired. During the first six months of 2005 554,000 SARs shares were granted, 24,000 shares were exercised, no shares were forfeited or expired; 105,250 shares vested with a fair value of $0.5 million. In the first quarter of 2005, no SARs were granted, vested, forfeited or expired.

During the second quarter of 2005, 24,000 SARs were exercised, with an exercise price of $26.02. The intrinsic value of this exercise (amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option) of the shares was $9,500. The tax benefit realized for the tax deduction from this exercise was $4,000.

As of June 30, 2006, there was $1.4 million of total unrecognized compensation cost related to SARs and that cost is expected to be recognized over a weighted average period of 2.6 years.

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

Section 409A modification

As noted above, in December 2005, to comply with Section 409A, HEI modified certain provisions pertaining to the dividend equivalent rights attributable to the outstanding grants of NQSOs and SARs held by 40 employees under the 1987 HEI Stock Option and Incentive Plan, as amended. The modifications apply to the NQSOs granted in 2001, 2002, and 2003 and the SARs granted in 2004 and 2005 and in general accelerate the distribution of dividend equivalent shares earned after 2004. When a share-based award is modified, the Company recognizes the incremental compensation cost, which is measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified.

The assumptions used to estimate fair value at the time of the Section 409A modification for the 2005 SARs include: risk-free interest rate of 4.4%, expected volatility of 14.9%, original term of 10 years and expected dividend yield of 4.6%. The expected life used at the time of modification was 4.2 years for 2005. As of December 7, 2005, the fair value of modified 2005 SARs, the fair value of original 2005 SARs and the additional compensation cost to be recognized per grant was $5.07, $4.95 and $0.12, respectively. The additional compensation cost for the Section 409A modification was not material.

Restricted stock

As of December 31, 2005, restricted stock shares outstanding totaled 41,000, with a weighted-average grant date fair value of $23.50. As of June 30, 2006, restricted stock shares outstanding totaled 101,800, with a weighted-average grant date fair value of $25.18. The fair value of a grant of a restricted stock share is the closing price of HEI common stock on the date of grant.

During the first six months of 2006, no restricted stock shares vested or were forfeited; 60,800 shares with a fair market value of $1.6 million were granted. In the first quarter of 2006, no restricted stock shares were granted, vested, or forfeited. During the first six months of 2005, no restricted stock shares vested or were forfeited; 9,000 shares with a fair market value of $0.2 million were granted. In the first quarter of 2005, no restricted stock shares were granted, vested, or forfeited.

The tax benefit realized for the tax deductions from restricted stock dividends were immaterial for the first six months of 2006 and 2005.

As of June 30, 2006, there was $1.8 million of total unrecognized compensation cost related to nonvested restricted stock. The cost is expected to be recognized over a period of 3.7 years.

(7) Commitments and contingencies

See Note 4, “Bank subsidiary,” above and Note 5, “Commitments and contingencies,” of HECO’s “Notes to Consolidated Financial Statements.”

(8) Cash flows

Supplemental disclosures of cash flow information

For the six months ended June 30, 2006 and 2005, the Company paid interest amounting to $94.9 million and $88.4 million, respectively.

For the six months ended June 30, 2006 and 2005, the Company paid income taxes amounting to $3.9 million and $19.5 million (including payment of bank franchise taxes and federal income taxes related to a prior year settlement), respectively.

Supplemental disclosures of noncash activities

Noncash increases in common stock for director and officer compensatory plans were $1.5 million and $4.2 million for the six months ended June 30, 2006 and 2005, respectively.

Revised cash flows from discontinued operations

The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations for the first six months of 2006, which in the first six months of 2005 were reported on a combined basis as a single amount. For the first six months of 2006 and 2005, there were no cash flows from investing and financing activities from the Company’s discontinued operations.

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

Accounting for servicing of financial assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires an entity to recognize in certain situations a servicing asset or servicing liability when it undertakes an obligation to service a financial asset, requires all separately recognized servicing assets and liabilities to be initially measured at fair value (if practicable), permits alternative subsequent measurement methods for each class of servicing assets and liabilities, permits a limited one-time reclassification of available-for-sale securities to trading securities at adoption, requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the balance sheet and requires additional disclosures. SFAS No. 156 must be adopted by the beginning of the first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 on January 1, 2007 and management does not expect the impact of the adoption of the provisions will be material to the Company’s financial statements.

Accounting for uncertainty in income taxes

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on January 1, 2007 and has not yet determined the impact of these provisions on the Company’s results of operations, financial condition or liquidity.

Cash flows relating to income taxes generated by a leveraged lease transaction

In July 2006, the FASB issued FASB Staff Position (FSP) No. 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which requires a recalculation of the rate of return and the allocation of income to positive investment years from the inception of the lease if there is a change or projected change in the timing of cash flows relating to income taxes generated by the leveraged lease. The amounts comprising the net leveraged lease investment would be adjusted to the recalculated amounts, and the change in the net investment would be recognized as a gain or loss in the year in which the projected cash flows and/or assumptions change. FSP No. 13-2 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FSP No. 13-2 on January 1, 2007. Based on current circumstances, the adoption of the provisions of FSP No. 13-2 will have no effect on the Company’s financial statements.

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

As of June 30, 2006, $1 million, net of tax effects, was reserved for potential tax issues and related interest. Although not probable, adverse developments on potential tax issues could result in additional charges to net income in the future. Based on information currently available, the Company believes it has adequately provided for potential income tax issues with federal and state tax authorities and related interest, and that the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.

(11) Investment in Hoku Scientific, Inc.

As of June 30, 2006, HEI Properties, Inc. (HEIPI) held shares of Hoku Scientific, Inc. (Hoku), a Hawaii fuel cell technology startup company. Prior to August 5, 2005, the investment had been accounted for under the cost method. Hoku went public and shares of Hoku began trading on the Nasdaq Stock Market on August 5, 2005. HEIPI was subject to certain “lockup” provisions that expired in February 2006. Since August 5, 2005, Hoku shares have been considered marketable and HEIPI has classified the shares as trading securities, carried at fair value with changes in fair value recorded in earnings. In the three and six months ended June 30, 2006, HEIPI recognized a $1.2 million loss (unrealized, net of taxes) and a $1.6 million loss (unrealized and realized, net of taxes), respectively, on the Hoku shares. As of June 30, 2006, HEIPI had sold 11% of its Hoku shares and carried its remaining investment in Hoku shares at $2 million.

(12) Credit agreements

Effective April 3, 2006, HEI entered into a revolving unsecured credit agreement establishing a line of credit facility of $100 million, with a letter of credit sub-facility, expiring on March 31, 2011, with a syndicate of eight financial institutions. Any draws on the facility bear interest, at the option of HEI, at the “Adjusted LIBO Rate” plus 50 basis points or the greater of (a) the “Prime Rate” and (b) the sum of the “Federal Funds Rate” plus 50 basis points, as defined in the agreement. Annual fees on undrawn commitments are 10 basis points. The agreement contains customary conditions which must be met in order to draw on it, including the continued accuracy of HEI’s representations and compliance with its covenants. In addition to customary defaults, HEI’s failure to maintain its nonconsolidated “Capitalization Ratio” (funded debt) of 50% or less and “Consolidated Net Worth” of $850 million, as defined in its agreement, or meet other requirements will result in an event of default.

Also effective April 3, 2006, HEI entered into a $75 million bilateral revolving unsecured credit agreement with Merrill Lynch Bank USA, which expires on December 27, 2006. Any draws on the facility bear interest, at the option of HEI, at the “Adjusted LIBO Rate” plus 57.5 basis points or the greater of (a) the “Prime Rate” and (b) the sum of the “Federal Funds Rate” plus 50 basis points, as defined in the agreement. The agreement’s conditions precedent to drawing on the line and events of default are similar to HEI’s $100 million revolving unsecured credit agreement.

These two facilities, currently totaling $175 million, are maintained to support the issuance of commercial paper, but also may be drawn for general corporate purposes. The facilities contain provisions for revised pricing in the event of a ratings change and replaced HEI’s four bilateral bank lines of credit totaling $80 million, which were terminated concurrently with the effectiveness of the new facilities. The Company used the new facilities to support the issuance of commercial paper to refinance $100 million of its Series C medium-term notes, which matured on April 10, 2006. As of July 31, 2006, the $175 million of credit facilities were undrawn.

See Note 10 of HECO’s “Notes to Consolidated Financial Statements” for a discussion of HECO’s credit facility.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except par value)	June 30, 2006	December 31, 2005
Assets
Utility plant, at cost
Land	$35,034	$33,034
Plant and equipment	3,846,892	3,749,386
Less accumulated depreciation	(1,509,529)	(1,456,537)
Plant acquisition adjustment, net	119	145
Construction in progress	140,384	147,756

Net utility plant	2,512,900	2,473,784

Current assets
Cash and equivalents	3,374	143
Customer accounts receivable, net	126,198	123,895
Accrued unbilled revenues, net	88,355	91,321
Other accounts receivable, net	6,054	14,761
Fuel oil stock, at average cost	113,474	85,450
Materials and supplies, at average cost	30,124	26,974
Prepaid pension benefit cost	96,330	106,318
Other	9,214	8,584

Total current assets	473,123	457,446

Other long-term assets
Regulatory assets	110,611	110,718
Unamortized debt expense	14,005	14,361
Other	28,516	25,152

Total other long-term assets	153,132	150,231

	$3,139,155	$3,081,461

Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	299,186	299,186
Retained earnings	663,579	654,686

Common stock equity	1,048,152	1,039,259
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Long-term debt, net	766,089	765,993

Total capitalization	1,848,534	1,839,545

Current liabilities
Short-term borrowings–nonaffiliates	163,476	136,165
Accounts payable	121,995	122,201
Interest and preferred dividends payable	11,484	9,990
Taxes accrued	143,306	133,583
Other	34,154	37,132

Total current liabilities	474,415	439,071

Deferred credits and other liabilities
Deferred income taxes	201,462	208,374
Regulatory liabilities	229,928	219,204
Unamortized tax credits	57,157	55,327
Other	65,623	63,677

Total deferred credits and other liabilities	554,170	546,582

Contributions in aid of construction	262,036	256,263

	$3,139,155	$3,081,461

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except for ratio of earnings to fixed charges)	2006	2005	2006	2005
Operating revenues	$503,350	$428,807	$977,321	$802,497

Operating expenses
Fuel oil	192,314	148,775	367,652	264,401
Purchased power	122,438	106,369	240,158	207,585
Other operation	47,934	41,794	89,953	83,110
Maintenance	22,382	19,837	39,434	37,775
Depreciation	32,542	30,822	65,075	61,642
Taxes, other than income taxes	46,218	39,293	90,741	75,264
Income taxes	11,020	12,293	24,244	20,031

	474,848	399,183	917,257	749,808

Operating income	28,502	29,624	60,064	52,689

Other income
Allowance for equity funds used during construction	1,588	1,182	3,136	2,269
Other, net	521	777	1,430	1,620

	2,109	1,959	4,566	3,889

Income before interest and other charges	30,611	31,583	64,630	56,578

Interest and other charges
Interest on long-term debt	10,776	10,656	21,554	21,565
Amortization of net bond premium and expense	543	557	1,086	1,113
Other interest charges	2,226	702	4,139	1,775
Allowance for borrowed funds used during construction	(719)	(475)	(1,421)	(902)
Preferred stock dividends of subsidiaries	229	229	458	458

	13,055	11,669	25,816	24,009

Income before preferred stock dividends of HECO	17,556	19,914	38,814	32,569
Preferred stock dividends of HECO	270	270	540	540

Net income for common stock	$17,286	$19,644	$38,274	$32,029

Ratio of earnings to fixed charges (SEC method)			3.16	3.00

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Retained Earnings (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2006	2005	2006	2005
Retained earnings, beginning of period	$662,034	$635,231	$654,686	$632,779
Net income for common stock	17,286	19,644	38,274	32,029
Common stock dividends	(15,741)	(9,289)	(29,381)	(19,222)

Retained earnings, end of period	$663,579	$645,586	$663,579	$645,586

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2006	2005
(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO	$38,814	$32,569
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Depreciation of property, plant and equipment	65,075	61,642
Other amortization	3,801	4,568
Deferred income taxes	(6,912)	1,336
Tax credits, net	2,459	1,385
Allowance for equity funds used during construction	(3,136)	(2,269)
Changes in assets and liabilities
Decrease in accounts receivable	6,404	599
Decrease (increase) in accrued unbilled revenues	2,966	(1,322)
Increase in fuel oil stock	(28,024)	(6,200)
Increase in materials and supplies	(3,150)	(3,579)
Decrease in prepaid pension benefit cost	9,988	3,728
Increase in regulatory assets	(1,587)	(1,167)
Decrease in accounts payable	(206)	(19,551)
Increase (decrease) in taxes accrued	9,723	(109)
Changes in other assets and liabilities	(3,009)	(8,516)

Net cash provided by operating activities	93,206	63,114

Cash flows from investing activities
Capital expenditures	(91,394)	(83,516)
Contributions in aid of construction	10,622	5,444
Other	193	1,423

Net cash used in investing activities	(80,579)	(76,649)

Cash flows from financing activities
Common stock dividends	(29,381)	(19,222)
Preferred stock dividends	(540)	(540)
Proceeds from issuance of long-term debt	—	53,643
Repayment of long-term debt	—	(47,000)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	27,311	34,023
Other	(6,786)	(4,925)

Net cash provided by (used in) financing activities	(9,396)	15,979

Net increase in cash and equivalents	3,231	2,444
Cash and equivalents, beginning of period	143	327

Cash and equivalents, end of period	$3,374	$2,771

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HECO’s Form 10-K for the year ended December 31, 2005 and the unaudited consolidated financial statements and the notes thereto in HECO’s Quarterly Report on SEC Form 10-Q for the quarter ended March 31, 2006.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of June 30, 2006 and December 31, 2005, the results of their operations for the three and six months ended June 30, 2006 and 2005 and their cash flows for the six months ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

(2) Unconsolidated variable interest entities

HECO Capital Trust III

HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to HECO, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by each of Maui Electric Company, Limited (MECO) and Hawaii Electric Light Company, Inc. (HELCO) in the respective principal amounts of $10 million, (iii) making distributions on the trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are redeemable at the issuer’s option without premium beginning on March 18, 2009. The 2004 Debentures, together with the obligations of HECO, MECO and HELCO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of MECO and HELCO under their respective debentures, are the sole assets of Trust III. Trust III has at all times been an unconsolidated subsidiary of HECO. Since HECO, as the common security holder, does not absorb the majority of the variability of Trust III, HECO is not the primary beneficiary and does not consolidate Trust III in accordance with FIN 46R, “Consolidation of Variable Interest Entities.” Trust III’s balance sheets as of June 30, 2006 and December 31, 2005 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for six months ended June 30, 2006 and 2005 each consisted of $1.7 million of interest income received from the 2004 Debentures; $1.6 million of distributions to holders of the Trust Preferred Securities; and $0.1 million of common dividends on the trust common securities to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Purchase power agreements

As of June 30, 2006, HECO and its subsidiaries had six purchase power agreements (PPAs) for a total of 540 megawatts (MW) of firm capacity, and other PPAs with smaller IPPs and Schedule Q providers that supplied as-available energy. Approximately 91% of the 540 MW of firm capacity is under PPAs, entered into before December 31, 2003, with AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPower. Purchases from all IPPs for the six months ended June 30, 2006 totaled $240 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPower totaling $63 million, $87 million, $32 million and $22 million, respectively. The primary business activities of these IPPs are the generation and sale of power to HECO and its subsidiaries (and municipal waste disposal in the case of HPower). Current financial information about the size, including total assets and revenues, for many of these IPPs is not publicly available.

Under FIN 46R, an enterprise with an interest in a VIE or potential VIE created before December 31, 2003 (and not thereafter materially modified) is not required to apply FIN 46R to that entity if the enterprise is unable to obtain, after making an exhaustive effort, the necessary information. HECO has reviewed its significant PPAs and determined that the IPPs had no contractual obligation to provide such information. In March 2004, HECO and its subsidiaries sent letters to all of their IPPs, except the Schedule Q providers, requesting the information that they need to determine the applicability of FIN 46R to the respective IPP, and subsequently contacted most of the IPPs to explain and repeat its request for information. (HECO and its subsidiaries excluded their Schedule Q providers from the scope of FIN 46R because their variable interest in the provider would not be significant to the utilities and they did not participate significantly in the design of the provider.) Some of the IPPs provided sufficient information for HECO to determine that the IPP was not a VIE, or was either a “business” or “governmental organization” (HPower) as defined under FIN 46R, and thus excluded from the scope of FIN 46R. Other IPPs, including the three largest, declined to provide the information necessary for HECO to determine the applicability of FIN 46R, and HECO was unable to apply FIN 46R to these IPPs. As required under FIN 46R, HECO has continued its efforts to obtain from the IPPs the information necessary to make the determinations required under FIN 46R. In January 2005 and 2006, HECO and its subsidiaries again sent letters to the IPPs that were not excluded from the scope of FIN 46R, requesting the information required to determine the applicability of FIN 46R to the respective IPP. All of these IPPs again declined to provide the necessary information, except that Kalaeloa and Kaheawa Wind Power, LLC (KWP) have now provided their information (see below).

If the requested information is ultimately received from the other IPPs, a possible outcome of future analysis is the consolidation of an IPP in HECO’s consolidated financial statements. The consolidation of any significant IPP could have a material effect on HECO’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities, and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses.

Kalaeloa Partners, L.P. In October 1988, HECO entered into a PPA with Kalaeloa, which provided that HECO would purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991. In October 2004, HECO and Kalaeloa entered into amendments, subject to PUC approval, which together effectively increased the firm capacity from 180 MW to 208 MW. The PPA and amendments have been approved by the PUC. The energy payments that HECO makes to Kalaeloa include: 1) a fuel component, with a fuel price adjustment based on the cost of low sulfur fuel oil, 2) a fuel additives cost component, and 3) a non-fuel component, with an adjustment based on changes in the Gross National Product Implicit Price Deflator. The capacity payments that HECO makes to Kalaeloa are fixed in accordance with the PPA.

Kalaeloa is a Delaware limited partnership formed on October 13, 1988 for the purpose of designing, constructing, owning and operating a 200 MW cogeneration facility on Oahu, which includes two 75 MW oil-fired combustion turbines, two waste heat recovery steam generators, a 50 MW turbine generator and other electrical, mechanical and control equipment. The two combustion turbines were upgraded during 2004 resulting in an increase in the facility’s nominal output rating to approximately 220 MW. Kalaeloa has a PPA with HECO (described above) and a steam delivery contract with another customer, the term of which coincides with the PPA. The facility has been certified by the Federal Energy Regulatory Commission as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.

Pursuant to the provisions of FIN 46R, HECO is deemed to have a variable interest in Kalaeloa by reason of the provisions of HECO’s PPA with Kalaeloa. However, management has concluded that HECO is not the primary beneficiary of Kalaeloa because HECO does not absorb the majority of Kalealoa’s expected losses nor receive a majority of Kalaeloa’s expected residual returns and, thus, HECO has not consolidated Kalaeloa in its consolidated financial statements. A significant factor which affected the level of expected losses HECO would absorb is the fact that HECO’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although HECO absorbs fuel price variability for the remaining term of the PPA, the PPA does not expose HECO to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through HECO’s energy cost adjustment clause to the extent the fuel and fuel related energy payments are not included in base energy rates.

Kaheawa Wind Power, LLC. In December 2004, MECO executed a new PPA with KWP, which recently completed the installation of a 30 MW windfarm on Maui and began selling power to MECO in June 2006. KWP has provided information for MECO to determine if MECO must consolidate KWP, pursuant to the provisions of FIN 46R. Management has concluded that MECO does not have to consolidate KWP as MECO does not have a variable interest in KWP because the PPA does not require MECO to absorb variability of KWP.

Apollo Energy Corporation. In October 2004, HELCO and Apollo Energy Corporation (Apollo) executed a restated and amended PPA which enables Apollo to repower its 7 MW facility, and install additional capacity, for a total allowed capacity of 20.5 MW. The PUC approved the restated and amended PPA on March 10, 2005 and it became effective in April 2005. Due to initial problems with securing wind turbines from its supplier, Apollo had earlier informed HELCO that the project may be delayed. However, Apollo informed HELCO in May 2006 that its wind turbine supply problems have been resolved and it can now meet the April 2007 target for commercial operation. The PPA requires Apollo to provide information necessary to (1) determine if HELCO must consolidate Apollo under FIN 46R, (2) consolidate Apollo, if necessary, under FIN 46R, and (3) comply with Section 404 of Sarbanes-Oxley Act of 2002 (SOX). Management is in the process of obtaining the information necessary to complete its determination of whether Apollo is a VIE and, if so, whether HELCO is the primary beneficiary. Based on information currently available, management believes the impact on consolidated HECO’s financial statements of the consolidation of Apollo, if necessary, would not be material. However, depending on the magnitude of the capital additions contemplated in the PPA, the impact of a required consolidation of Apollo could be material in the future. If required to consolidate the financial statements of Apollo in the future and such consolidation had a material effect, HECO would retrospectively apply FIN 46R in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.”

(3) Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. HECO and its subsidiaries’ payments to the taxing authorities are based on the prior year’s revenues. For the six months ended June 30, 2006 and 2005, HECO and its subsidiaries included approximately $87 million and $71 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

(4) Retirement benefits

In each of the first six months of 2006 and 2005, HECO and its subsidiaries paid contributions of $5 million to the retirement benefit plans. HECO and its subsidiaries’ current estimate of contributions to the retirement benefit plans in 2006 is $10 million, compared to their contributions of $18 million in 2005.

The components of net periodic benefit cost were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$6,819	$6,030	$1,247	$1,307	$13,359	$11,904	$2,482	$2,544
Interest cost	12,135	11,722	2,510	2,684	24,174	23,438	5,169	5,420
Expected return on plan assets	(16,301)	(16,812)	(2,452)	(2,402)	(32,233)	(33,462)	(4,879)	(4,850)
Amortization of unrecognized transition obligation	—	—	783	783	1	1	1,565	1,565
Amortization of prior service gain	(192)	(197)	—	—	(385)	(385)	—	—
Recognized actuarial loss (gain)	2,635	1,145	(19)	59	5,349	2,402	194	206

Net periodic benefit cost	$5,096	$1,888	$2,069	$2,431	$10,265	$3,898	$4,531	$4,885

Of the net periodic benefit costs, HECO and its subsidiaries recorded expense of $11 million and $6 million in the first six months of 2006 and 2005, respectively, and charged the remaining amounts primarily to electric utility plant.

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

As of June 30, 2006, HECO and its subsidiaries had recognized $57 million of revenues with respect to interim orders ($19 million related to interim orders regarding certain integrated resource planning costs and $38 million related to the interim order with respect to Oahu’s general rate increase request described above), which revenues are subject to refund, with interest, if and to the extent they exceed the amounts allowed in final orders.

Energy cost adjustment clauses

On June 19, 2006, the PUC issued an order in HECO’s pending rate case, indicating that the record in the pending case has not been developed for the purpose of addressing the factors in Act 162, signed into law by the Governor of Hawaii on June 2, 2006. Act 162 states that any automatic fuel rate adjustment clause requested by a public utility in an application filed with the PUC shall be designed, as determined in the PUC’s discretion, to: (1) fairly share the risk of fuel cost changes between the public utility and its customers; (2) provide the public utility with sufficient incentive to reasonably manage or lower its fuel costs and encourage greater use of renewable energy; (3) allow the public utility to mitigate the risk of sudden or frequent fuel cost changes that cannot otherwise reasonably be mitigated through other commercially available means, such as through fuel hedging contracts; (4) preserve, to the extent reasonably possible, the public utility’s financial integrity; and (5) minimize, to the extent reasonably possible, the public utility’s need to apply for frequent applications for general rate increases to account for the changes to its fuel costs. While the PUC already reviews the automatic fuel rate adjustment clause in rate cases, under Act 162, these specific factors must be addressed in the record. The PUC’s order requested the parties in the rate case proceeding to meet informally to determine a procedural schedule to address the issues relating to HECO’s energy cost adjustment clause (ECAC) that are raised by Act 162. The parties in the rate case proceeding are HECO, the Consumer Advocate, and the federal Department of Defense (DOD).

On June 30, 2006, HECO and the Consumer Advocate filed a stipulation requesting the PUC not to review the Act 162 ECAC issues in this rate case since HECO’s application was filed and the record of this proceeding was completed before Act 162 was signed into law, and the settlement agreement entered into by the parties in this rate case included a provision allowing the existing ECAC to be continued. The DOD has indicated it does not object to the stipulation that HECO and the Consumer Advocate filed, and HECO will be working with the parties on an amended stipulation, which all parties would sign.

Management cannot predict whether the PUC will accept the disposition of the Act 162 issue proposed in the stipulation or, if not, the procedural steps or procedural schedule that will be adopted to address the issues that are raised by Act 162, the ultimate outcome of these issues, the effect of these issues on the operation of the ECAC as it relates to the electric utilities or the timing of the PUC’s issuance of a final D&O in HECO’s pending rate case.

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

Waimana filed four appeals to the Hawaii Supreme Court from judgments of the Third Circuit Court involving (i) vacating of a November 2002 Final Judgment which had halted construction; (ii) upholding the BLNR 2003 construction period extension; (iii) upholding the BLNR’s approval of a revocable permit allowing HELCO to use brackish well water as the primary source of water for operating the Keahole plant; and (iv) upholding the BLNR’s approval of the long-term lease allowing HELCO to use brackish well water.

Favorable decisions by the Hawaii Supreme Court have been received on the first three of these appeals. In the first appeal, on May 18, 2006, the Hawaii Supreme Court affirmed the Third Circuit Court’s decision vacating the November 2002 Final Judgment which had halted construction. (As a result of the Third Circuit’s decision, construction had recommenced in November 2003.) In the second and third appeals, on May 25, 2006 the Hawaii Supreme Court affirmed the Third Circuit Court’s decision on the construction period extension and dismissed the appeal of the Third Circuit’s judgment upholding the grant of the brackish water revocable permit as moot. The Supreme Court has not yet acted on the fourth appeal.

Full implementation of the Settlement Agreement is conditioned on obtaining final dispositions of all litigation pending at the time of the Settlement Agreement. If the remaining dispositions are obtained in HELCO’s favor, then the Settlement Agreement requires HELCO to undertake a number of actions including expediting efforts to obtain the permits and approvals necessary for installation of ST-7 with selective catalytic reduction emissions control equipment, assisting the Department of Hawaiian Home Lands in installing solar water heating in its housing projects, supporting the Keahole Defense Coalition’s participation in certain PUC cases, and cooperating with neighbors and community groups (including a Hot Line service). Many of these actions have already commenced.

HELCO’s plans for ST-7 are progressing. In November 2003, HELCO filed a boundary amendment petition (to reclassify the Keahole plant site from conservation land use to urban land use) with the State of Hawaii Land Use Commission, which was approved in October 2005. In May 2006, HELCO obtained County rezoning to a “General Industrial” classification, and in June 2006, received approval for a covered source permit amendment to include selective catalytic reduction with the installation of ST-7. HELCO will commence construction of ST-7 as other necessary permits, including a building permit, are obtained.

Costs incurred; management’s evaluation. As of June 30, 2006, HELCO’s capitalized costs incurred in its efforts to put CT-4 and CT-5 into service and to support existing units (excluding costs for pre-air permit facilities) amounted to approximately $110 million, including $43 million for equipment and material purchases, $47 million for planning, engineering, permitting, site development and other costs and $20 million for allowance for funds used during construction (AFUDC) up to November 30, 1998, after which date HELCO has not accrued AFUDC. The $110 million of costs was reclassified from construction in progress to plant and equipment in 2004 and 2005 and depreciated beginning January 1 of the year following the reclassification.

Management believes that the prospects are good that the remaining Settlement Agreement conditions will be satisfied and that any further necessary permits will be obtained and that the remaining appeal will be favorably resolved. However, HELCO’s electric rates will not change specifically as a result of including CT-4 and CT-5 in plant and equipment until the PUC grants HELCO rate relief in the rate case commenced by HELCO in May 2006 in part to recover CT-4 and CT-5 costs. Management believes that no adjustment to costs incurred to put CT-4 and CT-5 into service is required as of June 30, 2006. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HELCO may be required to write off a material portion of these costs.

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

HECO continues to believe that the proposed reliability project (the East Oahu Transmission Project) is needed. In December 2003, HECO filed an application with the PUC requesting approval to commit funds (currently estimated at $60 million; see costs incurred below) for a revised EOTP using a 46 kV system. In March 2004, the PUC granted intervenor status to an environmental organization and three elected officials (collectively treated as one party) and a more limited participant status to four community organizations. The environmental review process has been completed and the PUC issued a Finding of No Significant Impact in April 2005. Subject to obtaining PUC approval and other construction permits, HECO plans to construct the revised project, none of which is in conservation district lands, in two phases. The first phase is currently projected to be completed in 2008, and the completion date of the second phase is being evaluated.

As of June 30, 2006, the accumulated costs recorded for the EOTP amounted to $28 million, including $12 million of planning and permitting costs incurred prior to 2003, when HECO was denied the approval necessary for the partial underground/partial overhead 138 kV line, $4 million of planning and permitting costs incurred after 2002, and $12 million for AFUDC. In written testimony filed in June 2005, the consultant for the Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii (Consumer Advocate) contended that HECO should always have planned for a project using only the 46 kV system and recommended that HECO be required to expense the $12 million incurred before 2003, and the related AFUDC of $5 million. In rebuttal testimony filed in August 2005, HECO contested the consultant’s recommendation, emphasizing that the originally proposed 138 kV line would have been a more comprehensive and robust solution to the transmission concerns the project addressed. The PUC held an evidentiary hearing on HECO’s application in November 2005, and post-hearing briefing was completed in March 2006. Just prior to the evidentiary hearing, the PUC approved that part of a stipulation between HECO and the Consumer Advocate that this proceeding should determine whether HECO should be given approval to expend funds for the EOTP provided that no part of the EOTP costs may be recovered from ratepayers unless and until the PUC grants HECO recovery in a rate case (which is consistent with other projects), and that the issue as to whether the pre-2003 planning and permitting costs, and related AFUDC, should be included in the project costs is reserved to, and may be raised in, the next HECO rate case (or other proceeding) in which HECO seeks approval to recover the EOTP costs. Management believes no adjustment to project costs is required as of June 30, 2006. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the project into service whether or not it is completed.

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

In 2001, management developed a preliminary estimate of HECO’s share of costs for continuing investigative work, remedial activities and monitoring at the Iwilei Unit of approximately $1.1 million (which was expensed in 2001 and of which $0.6 million has been incurred through June 30, 2006). Because (1) the full scope and extent of additional investigative work, remedial activities and monitoring are unknown at this time, (2) the final cost allocation method among the PRPs has not yet been determined and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei Unit (including its Honolulu power plant site), the cost estimate may be subject to significant change and additional material investigative and remedial costs may be incurred.

HECO routinely maintains its facilities and has investigated its operations in the Iwilei area and ascertained that they are not releasing petroleum.

Regional Haze Rule amendments. In June 2005, the EPA finalized amendments to the July 1999 Regional Haze Rule that require emission controls known as best available retrofit technology (BART) for industrial facilities emitting air pollutants that reduce visibility in National Parks by causing or contributing to regional haze. States must develop BART implementation plans and schedules in accordance with the amended regional haze rule by December 2007. After Hawaii adopts its plan, HECO, HELCO and MECO will evaluate the impacts, if any, on them. If any of the utilities’ units are ultimately required to install post-combustion control technologies to meet BART emission limits, the resulting capital and operations and maintenance costs could be significant.

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

State of Hawaii, ex rel., Bruce R. Knapp, Qui Tam Plaintiff, and Beverly Perry, on behalf of herself and all others similarly situated, Class Plaintiff, vs. The AES Corporation, AES Hawaii, Inc., HECO and HEl

In April 2002, HECO and HEI were served with an amended complaint filed in the First Circuit Court of Hawaii alleging that the State of Hawaii and HECO’s other customers had been overcharged for electricity by over $1 billion since September 1992 due to alleged excessive prices in the PUC-approved amended PPA between HECO and AES Hawaii, Inc. The PUC proceedings, in which the amended PPA was approved, addressed a number of issues, including whether the terms and conditions of the PPA were reasonable.

As a result of rulings by the First Circuit Court in 2003, all claims for relief and causes of action in the amended complaint were dismissed. In October 2003, plaintiff Beverly Perry filed a notice of appeal on the grounds that the Circuit Court erred in its reliance on the doctrine of primary jurisdiction and the statute of limitations. In May 2006 the Hawaii Supreme Court affirmed the First Circuit Court’s rulings on all issues raised in the appeal, and in June 2006, the appellant’s motion for reconsideration was denied and the Hawaii Supreme Court filed its Notice and Judgment on Appeal. This closes the case on the merits for all defendants.

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

(6) Cash flows

Supplemental disclosures of cash flow information

For the six months ended June 30, 2006 and 2005, HECO and its subsidiaries paid interest amounting to $22.7 million and $23.1 million, respectively.

For the six months ended June 30, 2006 and 2005, HECO and its subsidiaries paid income taxes amounting to $5.5 million and $2.9 million, respectively.

Supplemental disclosure of noncash activities

The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $3.1 million and $2.3 million for the six months ended June 30, 2006 and 2005, respectively.

(7) Recent accounting pronouncements and interpretations

For a discussion of a recent accounting interpretation regarding uncertainty in income taxes, see Note 9 of HEI’s “Notes to Consolidated Financial Statements.”

Determining the variability to be considered in applying FIN 46R

In April 2006, the FASB issued FSP FIN 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides guidance in applying FIN 46R, “Consolidation of Variable Interest Entities.” The variability that is considered can affect the determination of whether an entity is a VIE; which party, if any, is the primary beneficiary of the VIE; and calculations of expected losses and expected residual returns. A company is required to apply the guidance in the FSP prospectively to all entities (including newly created entities) with which that company first becomes involved and to all entities previously required to be analyzed under FIN 46R when a “reconsideration event” has occurred beginning the first day of the first reporting period beginning after June 15, 2006. HECO and its subsidiaries adopted FSP FIN 46R-6 on July 1, 2006 and the adoption had no effect on HECO and its subsidiaries’ financial statements.

(8) Income taxes

At June 30, 2006, $0.2 million, net of tax effects, was reserved for potential tax issues and related interest. Although not probable, adverse developments on potential issues could result in additional charges to net income in the future. Based on information currently available, HECO and its subsidiaries believe they have adequately provided for potential income tax issues with federal and state tax authorities and related interest, and that the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on HECO’s consolidated results of operations, financial condition or liquidity.

(9) Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

	Three months ended June 30		Six months ended June 30
(in thousands)	2006	2005	2006	2005
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$39,846	$42,647	$85,426	$74,253
Deduct:
Income taxes on regulated activities	(11,020)	(12,293)	(24,244)	(20,031)
Revenues from nonregulated activities	(617)	(923)	(1,702)	(2,008)
Add: Expenses from nonregulated activities	293	193	584	475

Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$28,502	$29,624	$60,064	$52,689

(10) Credit agreement

Effective April 3, 2006, HECO entered into a revolving unsecured credit agreement establishing a line of credit facility of $175 million with a syndicate of eight financial institutions. The agreement has an initial term which expires on March 29, 2007, but will automatically extend to 5 years if the longer-term agreement is approved by the PUC. Any draws on the facility bear interest, at the option of HECO, at the “Adjusted LIBO Rate” plus 40 basis points or the greater of (a) the “Prime Rate” and (b) the sum of the “Federal Funds Rate” plus 50 basis points, as defined in the agreement. Annual fees on the undrawn commitments are 8 basis points. The agreement contains provisions for revised pricing in the event of a ratings change and customary conditions that must be met in order to draw on it, including the continued accuracy of HECO’s representations and compliance with several covenants. In addition to customary defaults, an event of default would result if HECO fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35%, as defined in its agreement, if HECO’s or any of its subsidiaries’ guarantee of additional indebtedness of the subsidiaries would cause the subsidiary’s Consolidated Subsidiary Funded Debt to Capitalization Ratio to exceed 65%, as defined in its agreement, or if HECO fails to meet other requirements.

This facility is maintained to support the issuance of commercial paper, but also may be drawn for capital expenditures and general corporate purposes. This facility replaced HECO’s six bilateral bank lines of credit totaling $175 million, which were terminated concurrently with the effectiveness of the new syndicated facility. HECO plans to file with the PUC in the third quarter of 2006 an application seeking approval to extend the termination date of this credit agreement from March 29, 2007, to March 31, 2011. As of July 31, 2006, the $175 million of credit facilities were undrawn.

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

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

June 30, 2006

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Assets
Utility plant, at cost
Land	$25,777	4,907	4,350	—	—	$35,034
Plant and equipment	2,378,241	778,940	689,711	—	—	3,846,892
Less accumulated depreciation	(926,015)	(288,116)	(295,398)	—	—	(1,509,529)
Plant acquisition adjustment, net	—	—	119	—	—	119
Construction in progress	76,638	14,006	49,740	—	—	140,384

Net utility plant	1,554,641	509,737	448,522	—	—	2,512,900

Investment in subsidiaries, at equity	387,352	—	—	—	(387,352)	—

Current assets
Cash and equivalents	2,977	330	6	61	—	3,374
Advances to affiliates	56,600	—	—	—	(56,600)	—
Customer accounts receivable, net	84,162	21,898	20,138	—	—	126,198
Accrued unbilled revenues, net	60,084	14,313	13,958	—	—	88,355
Other accounts receivable, net	4,234	641	1,362	—	(183)	6,054
Fuel oil stock, at average cost	87,963	8,994	16,517	—	—	113,474
Materials and supplies, at average cost	15,019	4,030	11,075	—	—	30,124
Prepaid pension benefit cost	75,405	14,157	6,768	—	—	96,330
Other	7,477	950	787	—	—	9,214

Total current assets	393,921	65,313	70,611	61	(56,783)	473,123

Other long-term assets
Regulatory assets	81,481	14,153	14,977	—	—	110,611
Unamortized debt expense	9,545	2,309	2,151	—	—	14,005
Other	21,318	3,406	3,792	—	—	28,516

Total other long-term assets	112,344	19,868	20,920	—	—	153,132

	$2,448,258	594,918	540,053	61	(444,135)	$3,139,155

Capitalization and liabilities
Capitalization
Common stock equity	$1,048,152	190,452	196,884	16	(387,352)	$1,048,152
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	481,186	131,027	153,876	—	—	766,089

Total capitalization	1,551,631	328,479	355,760	16	(387,352)	1,848,534

Current liabilities
Short-term borrowings–nonaffiliates	163,476	—	—	—	—	163,476
Short-term borrowings–affiliate	—	50,100	6,500	—	(56,600)	—
Accounts payable	89,855	15,978	16,162	—	—	121,995
Interest and preferred dividends payable	7,555	1,863	2,312	—	(246)	11,484
Taxes accrued	89,246	24,456	29,604	—	—	143,306
Other	19,210	3,293	11,543	45	63	34,154

Total current liabilities	369,342	95,690	66,121	45	(56,783)	474,415

Deferred credits and other liabilities
Deferred income taxes	156,676	24,433	20,353	—	—	201,462
Regulatory liabilities	156,670	42,088	31,170	—	—	229,928
Unamortized tax credits	32,226	12,883	12,048	—	—	57,157
Other	21,864	34,614	9,145	—	—	65,623

Total deferred credits and other liabilities	367,436	114,018	72,716	—	—	554,170

Contributions in aid of construction	159,849	56,731	45,456	—	—	262,036

	$2,448,258	594,918	540,053	61	(444,135)	$3,139,155

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

December 31, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Assets
Utility plant, at cost
Land	$25,699	3,018	4,317	—	—	$33,034
Plant and equipment	2,304,142	766,714	678,530	—	—	3,749,386
Less accumulated depreciation	(898,351)	(275,444)	(282,742)	—	—	(1,456,537)
Plant acquisition adjustment, net	—	—	145	—	—	145
Construction in progress	108,060	11,414	28,282	—	—	147,756

Net utility plant	1,539,550	505,702	428,532	—	—	2,473,784

Investment in subsidiaries, at equity	383,715	—	—	—	(383,715)	—

Current assets
Cash and equivalents	8	3	4	128	—	143
Advances to affiliates	49,700	—	5,250	—	(54,950)	—
Customer accounts receivable, net	81,870	21,652	20,373	—	—	123,895
Accrued unbilled revenues, net	62,701	14,675	13,945	—	—	91,321
Other accounts receivable, net	10,212	2,772	1,185	—	592	14,761
Fuel oil stock, at average cost	64,309	7,868	13,273	—	—	85,450
Materials & supplies, at average cost	14,128	3,204	9,642	—	—	26,974
Prepaid pension benefit cost	82,497	15,388	8,433	—	—	106,318
Other	7,485	541	558	—	—	8,584

Total current assets	372,910	66,103	72,663	128	(54,358)	457,446

Other long-term assets
Regulatory assets	81,682	14,596	14,440	—	—	110,718
Unamortized debt expense	9,778	2,362	2,221	—	—	14,361
Other	17,816	3,696	3,640	—	—	25,152

Total other long-term assets	109,276	20,654	20,301	—	—	150,231

	$2,405,451	592,459	521,496	128	(438,073)	$3,081,461

Capitalization and liabilities
Capitalization
Common stock equity	$1,039,259	189,407	194,190	118	(383,715)	$1,039,259
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	481,132	131,009	153,852	—	—	765,993

Total capitalization	1,542,684	327,416	353,042	118	(383,715)	1,839,545

Current liabilities
Short-term borrowings-nonaffiliates	136,165	—	—	—	—	136,165
Short-term borrowings-affiliate	5,250	49,700	—	—	(54,950)	—
Accounts payable	86,843	19,503	15,855	—	—	122,201
Interest and preferred dividends payable	7,217	1,311	1,664	—	(202)	9,990
Taxes accrued	84,054	24,252	25,277	—	—	133,583
Other	24,971	3,566	7,791	10	794	37,132

Total current liabilities	344,500	98,332	50,587	10	(54,358)	439,071

Deferred credits and other liabilities
Deferred income taxes	160,351	25,147	22,876	—	—	208,374
Regulatory liabilities	148,898	40,535	29,771	—	—	219,204
Unamortized tax credits	31,209	12,693	11,425	—	—	55,327
Other	21,522	31,781	10,374	—	—	63,677

Total deferred credits and other liabilities	361,980	110,156	74,446	—	—	546,582

Contributions in aid of construction	156,287	56,555	43,421	—	—	256,263

	$2,405,451	592,459	521,496	128	(438,073)	$3,081,461

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended June 30, 2006

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Operating revenues	$339,213	80,736	83,401	—	—	$503,350

Operating expenses
Fuel oil	130,757	18,035	43,522	—	—	192,314
Purchased power	86,527	30,118	5,793	—	—	122,438
Other operation	32,209	7,760	7,965	—	—	47,934
Maintenance	14,829	4,077	3,476	—	—	22,382
Depreciation	18,702	7,431	6,409	—	—	32,542
Taxes, other than income taxes	31,076	7,540	7,602	—	—	46,218
Income taxes	6,928	1,233	2,859	—	—	11,020

	321,028	76,194	77,626	—	—	474,848

Operating income	18,185	4,542	5,775	—	—	28,502

Other income
Allowance for equity funds used during construction	916	53	619	—	—	1,588
Equity in earnings of subsidiaries	6,376	—	—	—	(6,376)	—
Other, net	918	58	284	(55)	(684)	521

	8,210	111	903	(55)	(7,060)	2,109

Income (loss) before interest and other charges	26,395	4,653	6,678	(55)	(7,060)	30,611

Interest and other charges
Interest on long-term debt	6,741	1,808	2,227	—	—	10,776
Amortization of net bond premium and expense	339	101	103	—	—	543
Other interest charges	2,168	650	92	—	(684)	2,226
Allowance for borrowed funds used during construction	(409)	(23)	(287)	—	—	(719)
Preferred stock dividends of subsidiaries	—	—	—	—	229	229

	8,839	2,536	2,135	—	(455)	13,055

Income (loss) before preferred stock dividends of HECO	17,556	2,117	4,543	(55)	(6,605)	17,556
Preferred stock dividends of HECO	270	133	96	—	(229)	270

Net income (loss) for common stock	$17,286	1,984	4,447	(55)	(6,376)	$17,286

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Retained Earnings (unaudited)

Three months ended June 30, 2006

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Retained earnings, beginning of period	$662,034	89,275	101,093	(410)	(189,958)	$662,034
Net income (loss) for common stock	17,286	1,984	4,447	(55)	(6,376)	17,286
Common stock dividends	(15,741)	(1,451)	(3,577)	—	5,028	(15,741)

Retained earnings, end of period	$663,579	89,808	101,963	(465)	(191,306)	$663,579

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated

Operating revenues	$287,073	68,484	73,250	—	—	$428,807

Operating expenses
Fuel oil	98,955	13,678	36,142	—	—	148,775
Purchased power	79,375	23,313	3,681	—	—	106,369
Other operation	28,488	6,055	7,251	—	—	41,794
Maintenance	13,225	3,508	3,104	—	—	19,837
Depreciation	17,747	6,805	6,270	—	—	30,822
Taxes, other than income taxes	26,291	6,322	6,680	—	—	39,293
Income taxes	6,674	2,594	3,025	—	—	12,293

	270,755	62,275	66,153	—	—	399,183

Operating income	16,318	6,209	7,097	—	—	29,624

Other income
Allowance for equity funds used during construction	929	69	184	—	—	1,182
Equity in earnings of subsidiaries	8,997	—	—	—	(8,997)	—
Other, net	977	89	135	(50)	(374)	777

	10,903	158	319	(50)	(9,371)	1,959

Income (loss) before interest and other charges	27,221	6,367	7,416	(50)	(9,371)	31,583

Interest and other charges
Interest on long-term debt	6,621	1,808	2,227	—	—	10,656
Amortization of net bond premium and expense	350	102	105	—	—	557
Other interest charges	705	249	122	—	(374)	702
Allowance for borrowed funds used during construction	(369)	(26)	(80)	—	—	(475)
Preferred stock dividends of subsidiaries	—	—	—	—	229	229

	7,307	2,133	2,374	—	(145)	11,669

Income (loss) before preferred stock dividends of HECO	19,914	4,234	5,042	(50)	(9,226)	19,914
Preferred stock dividends of HECO	270	133	96	—	(229)	270

Net income (loss) for common stock	$19,644	4,101	4,946	(50)	(8,997)	$19,644

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Retained Earnings (unaudited)

Three months ended June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Retained earnings, beginning of period	$635,231	86,565	95,756	(233)	(182,088)	$635,231
Net income (loss) for common stock	19,644	4,101	4,946	(50)	(8,997)	19,644
Common stock dividends	(9,289)	(1,785)	(3,043)	—	4,828	(9,289)

Retained earnings, end of period	$645,586	88,881	97,659	(283)	(186,257)	$645,586

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Six months ended June 30, 2006

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated

Operating revenues	$657,558	160,187	159,576	—	—	$977,321

Operating expenses
Fuel oil	246,492	38,137	83,023	—	—	367,652
Purchased power	171,981	58,164	10,013	—	—	240,158
Other operation	60,410	15,012	14,531	—	—	89,953
Maintenance	25,386	7,693	6,355	—	—	39,434
Depreciation	37,395	14,862	12,818	—	—	65,075
Taxes, other than income taxes	60,972	14,943	14,826	—	—	90,741
Income taxes	15,985	2,404	5,855	—	—	24,244

	618,621	151,215	147,421	—	—	917,257

Operating income	38,937	8,972	12,155	—	—	60,064

Other income
Allowance for equity funds used during construction	1,993	93	1,050	—	—	3,136
Equity in earnings of subsidiaries	13,033	—	—	—	(13,033)	—
Other, net	2,159	128	511	(102)	(1,266)	1,430

	17,185	221	1,561	(102)	(14,299)	4,566

Income (loss) before interest and other charges	56,122	9,193	13,716	(102)	(14,299)	64,630

Interest and other charges
Interest on long-term debt	13,484	3,616	4,454	—	—	21,554
Amortization of net bond premium and expense	678	201	207	—	—	1,086
Other interest charges	4,038	1,232	135	—	(1,266)	4,139
Allowance for borrowed funds used during construction	(892)	(42)	(487)	—	—	(1,421)
Preferred stock dividends of subsidiaries	—	—	—	—	458	458

	17,308	5,007	4,309	—	(808)	25,816

Income (loss) before preferred stock dividends of HECO	38,814	4,186	9,407	(102)	(13,491)	38,814
Preferred stock dividends of HECO	540	267	191	—	(458)	540

Net income (loss) for common stock	$38,274	3,919	9,216	(102)	(13,033)	$38,274

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Retained Earnings (unaudited)

Six months ended June 30, 2006

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Retained earnings, beginning of period	$654,686	88,763	99,269	(363)	(187,669)	$654,686
Net income (loss) for common stock	38,274	3,919	9,216	(102)	(13,033)	38,274
Common stock dividends	(29,381)	(2,874)	(6,522)	—	9,396	(29,381)

Retained earnings, end of period	$663,579	89,808	101,963	(465)	(191,306)	$663,579

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Six months ended June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Operating revenues	$533,201	132,349	136,947	—	—	$802,497

Operating expenses
Fuel oil	169,839	28,985	65,577	—	—	264,401
Purchased power	157,601	43,095	6,889	—	—	207,585
Other operation	56,183	12,598	14,329	—	—	83,110
Maintenance	25,097	6,741	5,937	—	—	37,775
Depreciation	35,493	13,609	12,540	—	—	61,642
Taxes, other than income taxes	50,119	12,374	12,771	—	—	75,264
Income taxes	10,406	4,107	5,518	—	—	20,031

	504,738	121,509	123,561	—	—	749,808

Operating income	28,463	10,840	13,386	—	—	52,689

Other income
Allowance for equity funds used during construction	1,840	102	327	—	—	2,269
Equity in earnings of subsidiaries	15,390	—	—	—	(15,390)	—
Other, net	2,010	148	201	(96)	(643)	1,620

	19,240	250	528	(96)	(16,033)	3,889

Income (loss) before interest and other charges	47,703	11,090	13,914	(96)	(16,033)	56,578

Interest and other charges
Interest on long-term debt	13,451	3,647	4,467	—	—	21,565
Amortization of net bond premium and expense	698	203	212	—	—	1,113
Other interest charges	1,708	529	181	—	(643)	1,775
Allowance for borrowed funds used during construction	(723)	(37)	(142)	—	—	(902)
Preferred stock dividends of subsidiaries	—	—	—	—	458	458

	15,134	4,342	4,718	—	(185)	24,009

Income (loss) before preferred stock dividends of HECO	32,569	6,748	9,196	(96)	(15,848)	32,569
Preferred stock dividends of HECO	540	267	191	—	(458)	540

Net income (loss) for common stock	$32,029	6,481	9,005	(96)	(15,390)	$32,029

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Retained Earnings (unaudited)

Six months ended June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Retained earnings, beginning of period	$632,779	85,861	94,492	(187)	(180,166)	$632,779
Net income (loss) for common stock	32,029	6,481	9,005	(96)	(15,390)	32,029
Common stock dividends	(19,222)	(3,461)	(5,838)	—	9,299	(19,222)

Retained earnings, end of period	$645,586	88,881	97,659	(283)	(186,257)	$645,586

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Six months ended June 30, 2006

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO	$38,814	4,186	9,407	(102)	(13,491)	$38,814
Adjustments to reconcile income (loss) before preferred stock dividends of HECO to net cash provided by (used in) operating activities
Equity in earnings	(13,083)	—	—	—	13,033	(50)
Common stock dividends received from subsidiaries	9,446	—	—	—	(9,396)	50
Depreciation of property, plant and equipment	37,395	14,862	12,818	—	—	65,075
Other amortization	2,152	214	1,435	—	—	3,801
Deferred income taxes	(3,675)	(714)	(2,523)	—	—	(6,912)
Tax credits, net	1,441	283	735	—	—	2,459
Allowance for equity funds used during construction	(1,993)	(93)	(1,050)	—	—	(3,136)
Changes in assets and liabilities
Decrease in accounts receivable	3,686	1,885	58	—	775	6,404
Decrease (increase) in accrued unbilled revenues	2,617	362	(13)	—	—	2,966
Increase in fuel oil stock	(23,654)	(1,126)	(3,244)	—	—	(28,024)
Increase in materials and supplies	(891)	(826)	(1,433)	—	—	(3,150)
Decrease in prepaid pension benefit cost	7,092	1,231	1,665	—	—	9,988
Decrease (increase) in regulatory assets	(319)	141	(1,409)	—	—	(1,587)
Increase (decrease) in accounts payable	3,012	(3,525)	307	—	—	(206)
Increase in taxes accrued	5,192	204	4,327	—	—	9,723
Changes in other assets and liabilities	(7,686)	3,700	1,717	35	(775)	(3,009)

Net cash provided by (used in) operating activities	59,546	20,784	22,797	(67)	(9,854)	93,206

Cash flows from investing activities
Capital expenditures	(43,373)	(18,151)	(29,870)	—	—	(91,394)
Contributions in aid of construction	7,199	1,385	2,038	—	—	10,622
Advances from (to) affiliates	(6,900)	—	5,250	—	1,650	—
Other	193	—	—	—	—	193

Net cash used in investing activities	(42,881)	(16,766)	(22,582)	—	1,650	(80,579)

Cash flows from financing activities
Common stock dividends	(29,381)	(2,874)	(6,522)	—	9,396	(29,381)
Preferred stock dividends	(540)	(267)	(191)	—	458	(540)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	22,061	400	6,500	—	(1,650)	27,311
Other	(5,836)	(950)	—	—	—	(6,786)

Net cash used in financing activities	(13,696)	(3,691)	(213)	—	8,204	(9,396)

Net increase (decrease) in cash and equivalents	2,969	327	2	(67)	—	3,231
Cash and equivalents, beginning of period	8	3	4	128	—	143

Cash and equivalents, end of period	$2,977	330	6	61	—	$3,374

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Six months ended June 30, 2005

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO	$32,569	6,748	9,196	(96)	(15,848)	$32,569
Adjustments to reconcile income (loss) before preferred stock dividends of HECO to net cash provided by (used in) operating activities
Equity in earnings	(15,440)	—	—	—	15,390	(50)
Common stock dividends received from subsidiaries	9,349	—	—	—	(9,299)	50
Depreciation of property, plant and equipment	35,493	13,609	12,540	—	—	61,642
Other amortization	2,173	523	1,872	—	—	4,568
Deferred income taxes	(976)	1,226	1,086	—	—	1,336
Tax credits, net	975	282	128	—	—	1,385
Allowance for equity funds used during construction	(1,840)	(102)	(327)	—	—	(2,269)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	993	(390)	(939)	—	935	599
Decrease (increase) in accrued unbilled revenues	(842)	398	(878)	—	—	(1,322)
Decrease (increase) in fuel oil stock	(5,108)	353	(1,445)	—	—	(6,200)
Increase in materials and supplies	(2,758)	(353)	(468)	—	—	(3,579)
Decrease in prepaid pension benefit cost	2,294	562	872	—	—	3,728
Decrease (increase) in regulatory assets	(457)	372	(1,082)	—	—	(1,167)
Decrease in accounts payable	(15,612)	(2,609)	(1,330)	—	—	(19,551)
Increase (decrease) in taxes accrued	(2,212)	570	1,533	—	—	(109)
Changes in other assets and liabilities	(7,437)	(912)	752	16	(935)	(8,516)

Net cash provided by (used in) operating activities	31,164	20,277	21,510	(80)	(9,757)	63,114

Cash flows from investing activities
Capital expenditures	(47,481)	(24,224)	(11,811)	—	—	(83,516)
Contributions in aid of construction	3,036	1,636	772	—	—	5,444
Advances to affiliates	(6,650)	—	(3,000)	—	9,650	—
Other	1,423	—	—	—	—	1,423

Net cash used in investing activities	(49,672)	(22,588)	(14,039)	—	9,650	(76,649)

Cash flows from financing activities
Common stock dividends	(19,222)	(3,461)	(5,838)	—	9,299	(19,222)
Preferred stock dividends	(540)	(267)	(191)	—	458	(540)
Proceeds from issuance of long-term debt	46,643	5,000	2,000	—	—	53,643
Repayment of long-term debt	(40,000)	(5,000)	(2,000)	—	—	(47,000)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	37,023	6,650	—	—	(9,650)	34,023
Other	(4,872)	(53)	—	—	—	(4,925)

Net cash provided by (used in) financing activities	19,032	2,869	(6,029)	—	107	15,979

Net increase (decrease) in cash and equivalents	524	558	1,442	(80)	—	2,444
Cash and equivalents, beginning of period	9	3	17	298	—	327

Cash and equivalents, end of period	$533	561	1,459	218	—	$2,771

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in HEI’s and HECO’s 2005 Form 10-K and Form 10-Q for the three months ended March 31, 2006 and should be read in conjunction with the annual (as of and for the year ended December 31, 2005) and quarterly (as of and for the three months ended March 31, 2006, and as of and for the three and six months ended June 30, 2006) consolidated financial statements of HEI and HECO and accompanying notes.

HEI CONSOLIDATED

RESULTS OF OPERATIONS

	Three months ended June 30		% change	Primary reason(s) for significant change*
(in thousands, except per share amounts)	2006	2005
Revenues	$604,969	$522,262	16	Increases for the electric utility and bank segments, slightly offset by a decrease for the “other” segment
Operating income	60,729	61,449	(1)	Decreases for the electric utility and the “other” segments, partly offset by an increase for the bank segment
Income (loss) from:
Continuing operations	$27,224	$28,335	(4)	Lower operating income and higher effective income tax rate, partly offset by higher AFUDC
Discontinued operations	—	(755)	NM	Increase in reserve in the second quarter of 2005 for higher arbitration costs relating to HEIPC

Net income	$27,224	$27,580	(1)

Basic earnings (loss) per common share–
Continuing operations	$0.34	$0.35	(3)
Discontinued operations	—	(0.01)	NM

	$0.34	$0.34	—	See explanation for income (loss) above and weighted-average number of common shares outstanding below

Weighted-average number of common shares outstanding	81,100	80,814	—	Issuances of shares under stock option and non-employee director plans

(in thousands, except per share amounts)	Six months ended June 30		% change	Primary reason(s) for significant change*
	2006	2005
Revenues	$1,179,931	$994,890	19	Increases for the electric utility and bank segments, slightly offset by a decrease for the “other” segment
Operating income	129,880	118,120	10	Increases for the electric utility and the bank segments, partly offset by a decrease for the “other” segment
Income (loss) from:
Continuing operations	$59,561	$52,430	14	Higher operating income and AFUDC, partly offset by higher “interest expense—other than bank” and a higher effective income tax rate
Discontinued operations	—	(755)	NM	Increase in reserve in the second quarter of 2005 for higher arbitration costs relating to HEIPC

Net income	$59,561	$51,675	15

Basic earnings (loss) per common share–
Continuing operations	$0.73	$0.65	12
Discontinued operations	—	(0.01)	NM

	$0.73	$0.64	14	See explanation for income (loss) above and weighted-average number of common shares outstanding below

Weighted-average number of common shares outstanding	81,041	80,741	—	Issuances of shares under stock option and non-employee director plans

NM Not meaningful.

*	Also, see segment discussions that follow.

Dividends

On August 1, 2006, HEI’s Board maintained the quarterly dividend of $0.31 per common share. The payout ratio for 2005 and the first six months of 2006 was 79% and 85% (payout ratio of 78% and 85% based on income from continuing operations), respectively. HEI’s Board and management believe that HEI should achieve a 65% payout ratio on a sustainable basis and that cash flows should support an increase before it considers increasing the common stock dividend above its current level.

Economic conditions

Note: The statistical data in this section is from public third party sources (e.g., Department of Business, Economic Development and Tourism (DBEDT), U.S. Census Bureau and Bloomberg).

Because HEI’s core businesses provide local electric utility and banking services, HEI’s operating results are significantly influenced by the strength of Hawaii’s economy. The state’s economic growth, which is fueled by the two largest components of Hawaii’s economy – tourism and the federal government, was 3.2% in 2005. State economists forecast growth of 3.0% for 2006.

According to the latest available data, Hawaii ranked fifth among the states in its receipt of federal government expenditures per capita. For the federal fiscal year ended September 30, 2004 (latest available data), total federal government expenditures in Hawaii, including military expenditures, were $12.2 billion or $9,651 per capita, increasing 8% and 7%, respectively, over fiscal year 2003. Military spending, which is 39% of federal expenditures in Hawaii, increased 6% in fiscal year 2004 compared to fiscal year 2003.

Tourism is widely acknowledged as a significant component of Hawaii’s economy. 2005 was a record year for tourism in Hawaii, with visitor days exceeding the 2004 record by 6.6%. Visitor expenditures were $11.8 billion in 2005, which is an 8.7% increase from 2004. State economists expect continued growth in 2006 with projected increases of 3.3% in visitor days and 4.7% in visitor expenditures. Visitor days and expenditures were up 2.8% and 6.6%, respectively, for the first five months of 2006 compared to the same period in 2005.

The real estate and construction industries in Hawaii also influence HEI’s core businesses. The Oahu housing market is stabilizing with sales coming off their record levels and inventory returning to more normal levels. The number of sales for the first half of 2006 decreased 8.3% compared to the same period last year, reflecting a stabilizing market. The median home price on Oahu was $639,000 in June 2006 compared to the median of $593,300 in June 2005, but down from a median home price of $650,000 in March 2006.

The construction industry continues to be healthy, indicated by a 19% increase in building permits for the first five months of 2006 compared with the same period last year. However, the rate of increase slowed in the last few months. Local economists forecast a gradual deceleration of growth in residential construction over the next few years due to declining affordability, rising construction costs and interest rate increases. However, it is expected that increased military and commercial construction will be stabilizing factors.

Overall, the outlook for Hawaii’s economy remains positive. However, economic growth is affected by the rate of expansion in the mainland U.S. and Japan economies and the growth in military spending, and is vulnerable to uncertainties in the world’s geopolitical environment.

Management also monitors (1) oil prices because of their impact on the rates the utilities charge for electricity and the potential effect of increased prices of electricity on usage, and (2) interest rates because of their potential impact on ASB’s earnings, HEI’s and HECO’s cost of capital, pension costs and HEI’s stock price. Geopolitical fallout from Iran’s renewed nuclear program, escalating violence in the Middle East and news of explosions on Nigerian pipelines pushed crude oil prices higher. The average fuel oil cost per barrel for the electric utilities increased 33% and 35% for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. On July 27, 2006, crude oil futures closed at $74.54 per barrel.

The 10-year Treasury yield was 5.15% at the end of the second quarter of 2006 compared to 4.86% at the end of the first quarter of 2006. The spread between the 10-year and 2-year Treasuries was (0.04)% as of July 13, 2006, compared to spreads of (0.01)% as of June 30, 2006, 0.04% as of March 31, 2006 and (0.02)% as of December 31, 2005.

“Other” segment

	Three months ended June 30		% change	Primary reason(s) for significant change
(in thousands)	2006	2005
Revenues	$(1,544)	$586	NM	Unrealized loss of $2.0 million on Hoku shares (see Note 11 of HEI’s “Notes to Consolidated Financial Statements”) and a $0.1 million unrealized loss on a venture capital investment, which also holds Hoku shares
Operating loss	(5,276)	(3,400)	NM	Loss on Hoku shares and higher retirement benefit expense, partly offset by lower stock-based compensation expense
Net loss	(6,280)	(4,861)	NM	See explanation for operating loss and lower income tax benefit primarily due to the resolution of audit issues with the Internal Revenue Service in 2005, partly offset by lower interest expense due to lower rates and average balance and prior year interest on tax issues

	Six months ended June 30		% change	Primary reason(s) for significant change
(in thousands)	2006	2005
Revenues	$(1,652)	$1,215	NM	Net unrealized and realized loss of $2.6 million on Hoku shares (see Note 11 of HEI’s “Notes to Consolidated Financial Statements”) and a $0.1 million unrealized loss on a venture capital investment, which also holds Hoku shares
Operating loss	(8,720)	(7,288)	NM	Loss on Hoku shares and higher retirement benefit expense, partly offset by lower stock-based compensation expense
Net loss	(11,758)	(10,912)	NM	See explanation for operating loss and lower income tax benefit primarily due to the resolution of audit issues with the Internal Revenue Service in 2005, partly offset by lower interest expense due to lower rates and average balance and prior year interest on tax issues

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

The consolidated capital structure of HEI (excluding ASB’s deposit liabilities, securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle) was as follows:

(in millions)	June 30, 2006		December 31, 2005
Short-term borrowings	$296	12%	$142	6%
Long-term debt, net	1,033	40	1,143	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,205	47	1,217	48

	$2,568	100%	$2,536	100%

As of July 31, 2006, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI securities were as follows:

	S&P	Moody’s
Commercial paper	A-2	P-2
Medium-term notes	BBB	Baa2

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

HEI’s overall S&P corporate credit rating is BBB/Negative/A-2.

The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HEI securities. In May 2006, S&P affirmed its corporate credit ratings of HEI and maintained its negative outlook. S&P’s ratings outlook “assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years).” S&P indicated that “credit supportive action by the company as well as responsive rate treatment would lead to ratings stability.” See “Electric Utilities—Liquidity and capital resources” below. In addition, S&P ranks business profiles from “1” (strong) to “10” (weak). There was no change in HEI’s business profile rank of “6”. Moody’s maintains a stable outlook for HEI.

As of June 30, 2006, $96 million of debt, equity and/or other securities were available for offering by HEI under an omnibus shelf registration and an additional $150 million principal amount of Series D notes were available for offering by HEI under its registered medium-term note program. HEI plans to sell Series D Notes under the medium-term note program in the third quarter of 2006 and use the proceeds to reduce its outstanding commercial paper. Following this reduction, HEI’s commercial paper outstanding is expected to increase through the remainder of 2006, as a result of HECO’s plans to suspend its dividend to HEI in the second half of 2006. The decrease in HECO’s dividend will be partly offset by the increase in ASB’s dividend to HEI. See “Electric Utilities—Liquidity and capital resources” and “Bank—Liquidity and capital resources” below.

HEI utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HEI also periodically makes short-term loans to HECO to meet HECO’s cash requirements, including for loans by HECO to HELCO and MECO. HEI had an average outstanding balance of commercial paper for the first six months of 2006 of $72 million and had $133 million outstanding as of June 30, 2006. Management believes that if HEI’s commercial paper ratings were to be downgraded, it may be more difficult to sell commercial paper under current market conditions.

Effective April 3, 2006, HEI entered into a revolving unsecured credit agreement establishing a line of credit facility of $100 million, with a letter of credit sub-facility, expiring on March 31, 2011, with a syndicate of eight financial institutions. Any draws on the facility bear interest, at the option of HEI, at the “Adjusted LIBO Rate” plus 50 basis points or the greater of (a) the “Prime Rate” and (b) the sum of the “Federal Funds Rate” plus 50 basis points, as defined in the agreement. Annual fees on undrawn commitments are 10 basis points. The agreement contains provisions for revised pricing in the event of a ratings change. For example, a ratings downgrade of HEI’s Senior Debt Rating (e.g., from BBB/Baa2 to BBB-/Baa3 by S&P and Moody’s, respectively) would result in a commitment fee increase of 2.5 basis points and an interest rate increase of 10 basis points on any drawn amounts. On the other hand, a ratings upgrade (e.g., from BBB/Baa2 to BBB+/Baa1) would result in a commitment fee decrease of 2 basis points and an interest rate decrease of 10 basis points on any drawn amounts. The agreement does not contain clauses that would affect access to the lines by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses. However, the agreement does contain customary conditions which must be met in order to draw on it, including compliance with its covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI). In addition to customary defaults, HEI’s failure to maintain its financial ratio, as defined in its agreement, or meet other requirements will result in an event of default. For example, under its agreement, it is an event of default if HEI fails to maintain a nonconsolidated “Capitalization Ratio” (funded debt) of 50% or less (ratio of 26% as of June 30, 2006) and “Consolidated Net Worth” of $850 million (Net Worth of $1.3 billion as of June 30, 2006), if there is a “Change in Control” of HEI, if any event or condition occurs that results in any “Material Indebtedness” of HEI being subject to acceleration prior to its scheduled maturity, if any “Material Subsidiary Indebtedness” actually becomes due prior to its scheduled maturity, or if ASB fails to remain well capitalized and to maintain specified minimum capital ratios.

Also effective April 3, 2006, HEI entered into a $75 million bilateral revolving unsecured credit agreement with Merrill Lynch Bank USA, which expires on December 27, 2006. Any draws on the facility bear interest, at the option of HEI, at the “Adjusted LIBO Rate” plus 57.5 basis points or the greater of (a) the “Prime Rate” and (b) the sum of the “Federal Funds Rate” plus 50 basis points, as defined in the agreement. Under this agreement, a ratings downgrade from BBB/Baa2 to BBB-/Baa3 by S&P and Moody’s, respectively, would result in a 15 basis point increase in interest rates, and a ratings upgrade to BBB+/Baa1 would result in a 7.5 basis point decrease in interest rates. Conditions precedent to drawing on the line and events of default are similar to HEI’s $100 million 5-year revolving unsecured credit agreement.

HEI’s credit facilities, totaling $175 million, are maintained to support the issuance of commercial paper, but also may be drawn for general corporate purposes. These facilities replaced HEI’s four bilateral bank lines of credit totaling $80 million, which were terminated concurrently with the effectiveness of the new facilities. The Company used the new facilities to support the issuance of commercial paper to refinance its $100 million of Series C medium-term notes, which matured on April 10, 2006. As of July 31, 2006, the $175 million of credit facilities were undrawn.

For the first six months of 2006, net cash provided by operating activities of consolidated HEI was $148 million. Net cash used in investing activities for the same period was $166 million primarily due to the purchases of investment securities and net increase in loans receivable at ASB and HECO’s consolidated capital expenditures, partly offset by repayments of mortgage-related securities. Net cash provided by financing activities during this period was $28 million as a result of several factors, including net increases of short-term borrowings and other borrowings, partly offset by repayment of long-term debt, a net decrease in deposit liabilities and the payment of common stock dividends.

Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.

ELECTRIC UTILITIES

RESULTS OF OPERATIONS

(dollars in thousands, except per barrel amounts)	Three months ended June 30		% change	Primary reason(s) for significant change
	2006	2005
Revenues	$503,967	$429,730	17	Higher fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers through energy cost adjustment clauses ($70 million, including related revenue taxes) and HECO interim rate relief ($10 million), partly offset by lower KWH sales ($8 million) and lower DSM lost margins and shareholder incentives ($1M) (See “Most recent rate requests-HECO” below for a discussion of the energy cost adjustment clauses.)
Expenses
Fuel oil	192,314	148,775	29	Higher fuel oil costs, partly offset by less KWHs generated

Purchased power	122,438	106,369	15	Higher fuel costs, partly offset by less KWHs purchased

Other	149,369	131,939	13	Higher other operation and maintenance expenses ($9 million), depreciation ($2 million), and taxes, other than income taxes ($7 million)

Operating income	39,846	42,647	(7)	Lower KWH sales and DSM lost margins and shareholder incentives and higher expenses, partly offset by HECO interim rate relief

Net income	17,286	19,644	(12)	Lower operating income and higher interest expense due to higher short-term borrowings average balance and increased short-term interest rates, partly offset by higher AFUDC

Kilowatthour sales (millions)	2,460	2,519	(2)	Generally cooler, less humid weather and customer conservation, partly offset by new load growth

Oahu cooling degree days (CDD)	1,081	1,471	(27)

Average fuel oil cost per barrel	$68.78	$51.90	33

(dollars in thousands, except per barrel amounts)	Six months ended June 30		% change	Primary reason(s) for significant change
	2006	2005
Revenues	$979,023	$804,505	22	Higher fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers through energy cost adjustment clauses ($147 million, including related revenue taxes), HECO interim rate relief ($19 million) and higher KWH sales at HELCO and MECO ($5 million), partly offset by lower KWH sales at HECO ($1 million) and lower DSM lost margins and shareholder incentives ($2M) (See “Most recent rate requests-HECO” below for a discussion of the energy cost adjustment clauses.)
Expenses
Fuel oil	367,652	264,401	39	Higher fuel oil costs and more KWHs generated

Purchased power	240,158	207,585	16	Higher fuel costs, partly offset by lower capacity charges and less KWHs purchased

Other	285,787	258,266	11	Higher other operation and maintenance expenses ($9 million), depreciation ($3 million), and taxes, other than income taxes ($15 million)

Operating income	85,426	74,253	15	HECO interim rate relief and lower capacity charges, partly offset by lower KWH sales at HECO and higher expenses and lower DSM lost margins and shareholder incentives

Net income	38,274	32,029	19	Higher operating income and AFUDC, partly offset by higher interest expense due to higher short-term borrowings average balance and increased short-term interest rates
Kilowatthour sales (millions)	4,850	4,866	—	Generally cooler, less humid weather and customer conservation, partly offset by new load growth
Oahu cooling degree days (CDD)	1,854	2,251	(18)
Average fuel oil cost per barrel	$66.20	$48.96	35

See “Economic conditions” in the “HEI Consolidated” section above.

Results – three months ended June 30, 2006

Operating income for the second quarter of 2006 decreased 7% from the same period in 2005 due primarily to lower kilowatthour (KWH) sales, lower DSM lost margins and shareholder incentives and higher expenses, partly offset by interim rate relief granted by the PUC to HECO in late September 2005. KWH sales in the second quarter of 2006 decreased 2.3% from the same period in 2005, primarily due to generally cooler, less humid weather and customer conservation partially in response to the higher cost per KWH due to rising fuel prices. The electric utilities expect this trend to continue as fuel prices remain high. These factors were partly offset by new load growth (i.e., increase in number of customers and new construction). Other operation expense increased 15% primarily due to higher retirement benefits expense, higher production operations expense (including expenses incurred to sustain or increase generating unit availability and lease rent expense for distributed generation units on Oahu) and higher demand-side management expenses. Pension and other postretirement benefit expenses for the electric utilities increased $2.3 million over the same period in 2005 primarily due to the impact of the recognition of investment losses from prior years and the adoption of a 25 basis points lower discount rate as of December 31, 2005 by the HEI Pension Investment Committee. Maintenance expense increased by 13% due to higher production maintenance expense (primarily due to higher steam generation station maintenance) and transmission and distribution maintenance expense (primarily due to higher vegetation management and distribution line maintenance). Other operations and maintenance expenses also include increased staffing and other costs to support the increased level of peak demand that has occurred over the past five years, reliability, customer service and energy efficiency programs. Higher depreciation expense was attributable to additions to plant in service in 2005 (including HECO’s New Kuahua Substation, Mokuone Substation 46kV and 12kV line extensions, an office building air conditioning replacement and HELCO’s Keahole power plant noise mitigation measures).

Results – six months ended June 30, 2006

Operating income for the first six months of 2006 increased 15% from the same period in 2005 due primarily to interim rate relief granted by the PUC to HECO in late September 2005 and lower purchase power capacity charges due primarily to lower availability caused by scheduled major maintenance by an IPP, which was not performed in 2005, partly offset by higher expenses and lower DSM lost margins and shareholder incentives. KWH sales in the first six months of 2006 decreased 0.3% from the same period in 2005, primarily due to generally cooler, less humid weather and customer conservation partially in response to the higher cost per KWH, partly offset by new load growth (i.e., increase in number of customers and new construction). The electric utilities expect their full-year 2006 KWH sales to be lower than their 2005 KWH sales. Other operation expense increased 8% primarily due to higher retirement benefits expense, higher production operations expense (including expenses incurred to sustain or increase generating unit availability and lease rent expense for distributed generation units on Oahu) and higher demand-side management expenses. Pension and other postretirement benefit expenses for the electric utilities increased $4.5 million over the same period in 2005 primarily due to the impact of the recognition of investment losses from prior years and the adoption of a 25 basis points lower discount rate as of December 31, 2005 by the HEI Pension Investment Committee. Maintenance expense increased by 4% due to higher production maintenance expense (primarily due to higher steam generation station maintenance expense, partly offset by lower generating unit overhaul expense) and transmission and distribution maintenance expense (primarily due to higher distribution line maintenance). Higher depreciation expense was attributable to additions to plant in service in 2005 as described above.

The trend of increased O&M expenses is expected to continue as the electric utilities expect (1) higher demand-side management expenses (that are generally passed on to customers through a surcharge, including additional expenses for programs that have been approved pursuant to an interim decision and order in an energy efficiency DSM Docket) and integrated resource planning expenses, (2) higher employee benefit expenses, primarily for retirement benefits, and (3) higher production expenses, primarily to support the increased level of peak demand that has occurred over the past five years. Also, since May 26, 2006, HECO has discontinued it’s recovery of lost margins and shareholder incentives for its DSM programs until further order by the PUC, which results in reduced revenues.

As a result of load growth on Oahu and other factors, there currently is an increased risk to generation reliability. Existing units are running harder, resulting in more frequent and more extensive maintenance, at times requiring temporary shut downs of these units. Generation reserve margins during peak periods are lower than considered desirable in light of these circumstances. The electric utilities have taken a number of steps to mitigate the risk of outages, including securing additional purchased power, adding distributed generation at some substations and encouraging energy conservation. The marginal costs of supplying growing demand, however, are increasing because of the decreasing reserve margin situation, and the trend of cost increases is not likely to ease. Increased O&M expense was one of the reasons HECO filed a request with the PUC in November 2004 to increase base rates. In late September 2005, HECO received interim rate relief (see “Most recent rate requests”).

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

The current parties in the proceeding include the Consumer Advocate, HECO, HELCO, MECO, Kauai Island Utility Cooperative and Hawaii Renewable Energy Alliance (HREA), a renewable energy organization. The issues to be addressed in the proceeding include the benefits and impacts of competitive bidding, whether a competitive bidding system should be developed for acquiring or building new generation, and revisions that should be made to integrated resource planning. If it is determined that a competitive bidding system should be developed, issues include how a fair system can be developed that “ensures that competitive benefits result from the system and ratepayers are not placed at undue risk,” what the guidelines and requirements for prospective bidders should be, and how such a system can encourage broad participation. Statements of position by, information requests to, and responses by the parties were filed in March through August 2005. The PUC held panel hearings in December 2005. In May 2006, all of the parties, except HREA, jointly filed a proposed competitive bidding framework incorporating areas of agreement in on-going settlement discussions. In June 2006 briefs addressing any areas of disagreement and post-hearing questions posed by the PUC were filed and oral arguments were presented.

On June 30, 2006 the PUC issued a D&O in this proceeding, which included a proposed framework to govern competitive bidding. The D&O contained modifications to the framework proposed by the parties and stated (1) the final decision on whether to use competitive bidding for a particular project will be made by the PUC during its review of the utility’s integrated resource plan (IRP), (2) exemption from the framework would be granted for cooperatively-owned utilities, for three pending projects (HECO’s CT-1, HELCO’s ST-7 and MECO’s M-18 projects), and specifically identified offers to sell energy on an as-available basis by non-fossil fuel producers that are under review by an electric utility at the time this framework is adopted, (3) waivers will be granted where bidding will be unproductive or will conflict with the utility’s obligation to bring resources on-line timely and at reasonable cost, (4) the parties are required to submit briefs that address issues regarding Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA), (5) the utility is required to submit a report on the cost of parallel planning upon the PUC’s request and the utility must submit a code of conduct to the PUC for approval prior to the commencement of any competitive bid process under this framework, (6) the utility is required to consider the effects on competitive bidding of not allowing site access to bidders and present reasons for not allowing site access to bidders when the utility has not chosen to offer a site to a third party, (7) the utility is required to select an independent observer from a list approved by the PUC whenever the utility or its affiliate seeks to advance a project proposal (i.e., in competition with those offered by bidders) in response to a need that is addressed by its Request for Proposal or when the PUC otherwise determines, (8) in evaluating the utility’s bid, the independent observer is required to address the probability that later costs will exceed the utility’s original bid, (9) the utility may consider a bid from its affiliate if the PUC determines, prior to commencement of the competitive bidding process, that the affiliate has no advantage due to its past or present relationship to the utility, or the affiliate is a qualifying facility exercising its mandatory sales rights under PURPA, and (10) the utility is required to submit a proposed tariff containing procedures for interconnection and transmission upgrades within 90 days. Management cannot currently predict the ultimate effect of this proceeding on the ability of the electric utilities to acquire or build additional generating capacity in the future.

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

With regard to DG ownership, the D&O affirmed the ability of the electric utilities to procure and operate DG for utility purposes at utility sites. The PUC also indicated its desire to promote the development of a competitive market for customer-sited DG. In weighing the general advantages and disadvantages of allowing a utility to provide DG services on a customer’s site, the PUC found that the “disadvantages outweigh the advantages.” However, the PUC also found that the utility “is the most informed potential provider of DG” and it would not be in the public interest to exclude the electric utilities from providing DG services at this early stage of DG market development.

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

The D&O also requires the electric utilities to file tariffs, establish reliability and safety requirements for DG, establish a non-discriminatory DG interconnection policy, develop a standardized interconnection agreement to streamline the DG application review process, establish standby rates based on unbundled costs associated with providing each service (i.e., generation, distribution, transmission and ancillary services), and establish detailed affiliate requirements should the utility choose to sell DG through an affiliate. The electric utilities filed their proposed modifications to existing DG interconnection tariffs for PUC approval in July 2006, and requested an extension until August 28, 2006 to file their proposed unbundled standby rates.

On March 1, 2006, the electric utilities filed a Motion for Clarification and/or Partial Reconsideration (DG Motion) requesting that the PUC clarify how the three conditions under which electric utilities are allowed to provide regulated DG services at customer-owned sites will be administered, in order to better determine the impacts the conditions may have on the electric utilities’ DG plans. On April 6, 2006, the PUC issued its decision on the electric utilities’ DG Motion. The PUC provided clarification to the conditions under which the electric utilities are allowed to provide regulated DG services (e.g., the utilities can use a portfolio perspective—a DG project aggregated with other DG systems and other supply-side and demand-side options—to support a finding that utility-owned customer-sited DG projects fulfill a legitimate system need, and the economic standard of “least cost” in the order means “lowest reasonable cost” consistent with the standard in the IRP framework), and affirmed that the electric utility has the responsibility to demonstrate that it meets all applicable criteria included in the D&O in its application for PUC approval to proceed with a specific DG project.

The electric utilities are currently evaluating several potential DG and CHP projects. If a decision is made to pursue a specific project, an application requesting project approval will be filed with the PUC. In July 2006, MECO filed an application for approval of an agreement for the installation of a CHP system on the island of Lanai.

Most recent rate requests

The electric utilities initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of July 31, 2006, the return on average common equity (ROACE) found by the PUC to be reasonable in the most recent final rate decision for each utility was 11.40% for HECO (D&O issued on December 11, 1995, based on a 1995 test year), 11.50% for HELCO (D&O issued on February 8, 2001, based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999, based on a 1999 test year). However, the ROACE used for purposes of the interim rate increase in HECO’s current rate case was 10.70%.

For the 12 months ended June 30, 2006, the simple average ROACEs (calculated under the rate-making method and reported to the PUC semi-annually) for HECO, HELCO and MECO were 8.09%, 5.44% and 9.74%, respectively. HECO’s actual ROACE is significantly lower than its allowed ROACE primarily because of increased O&M expenses, which are expected to continue and are likely to result in HECO seeking rate relief more often than in the past. The interim rate relief granted to HECO by the PUC in September 2005 (see below) was based in part on increased costs of operating and maintaining HECO’s system. HELCO’s ROACE will continue to be negatively impacted by CT-4 and CT-5 as electric rates will not change for the unit additions until the PUC grants HELCO rate relief in the rate case commenced by HELCO in May 2006 (see below).

As of July 31, 2006, the ROR found by the PUC to be reasonable in the most recent final rate decision for each utility was 9.16% for HECO, 9.14% for HELCO and 8.83% for MECO (D&Os noted above). However, the ROR used for purposes of the interim D&O in the current HECO rate case is 8.66%. For the 12 months ended June 30, 2006, the simple average RORs (calculated under the rate-making method and reported to the PUC semi-annually) for HECO, HELCO and MECO were 6.84%, 5.59% and 7.91%, respectively.

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

HECO. In November 2004, HECO filed a request with the PUC to increase base rates 9.9%, or $99 million in annual base revenues, based on a 2005 test year, a 9.11% ROR and an 11.5% ROACE. The requested increase included transferring the cost of existing DSM programs from a surcharge line item on electric bills into base electricity charges. HECO also requested approval and/or modification of its existing and proposed DSM programs, and associated utility incentive mechanism. Excluding the surcharge transfer amount, the requested net increase to customers was 7.3%, or $74 million.

In March 2005, the PUC issued a bifurcation order separating HECO’s requests for approval and/or modification of its existing and proposed DSM programs from the rate case proceeding into a new docket (EE DSM Docket). The preliminary issues identified by the PUC for the new EE DSM Docket include (1) whether, and if so, what, energy efficiency goals should be established, (2) whether the proposed and/or other DSM programs will achieve the established energy efficiency goals and be implemented in a cost-effective manner, (3) what market structures are most appropriate for providing these or other DSM programs, and (4) for utility-incurred costs, what cost recovery mechanisms and cost levels are appropriate. The original parties/participants in this docket included HECO, the Consumer Advocate, the DOD, the County of Maui, two renewable energy organizations, an energy efficiency organization, and an environmental organization. In June 2005, however, the PUC, on its own initiative, included HELCO, MECO, Kauai Island Utility Cooperative and The Gas Company as parties to the docket (and in September 2005 made the County of Kauai a participant), provided their participation is limited solely to the issues dealing with statewide energy policies. In March 2006, the PUC informed the parties that it would involve the EPA and its consultants in an advisory capacity in this docket and amended the procedural schedule to include the submission of reports by the EPA and its consultants on the issues in this proceeding. Simultaneous statements of position were filed by the parties in June 2006. The EPA submitted its comments in July 2006, and the parties will respond to the EPA comments in August 2006, prior to the panel hearings scheduled for late August 2006. See “Other regulatory matters—Demand-side management programs” below for additional information on this docket and a discussion of the PUC’s Interim D&O issued on April 26, 2006.

In September 2005, HECO, the Consumer Advocate and the DOD reached agreement among themselves on most of the issues in the rate case proceeding, subject to PUC approval. The remaining significant issue among the parties was the appropriateness of including in rate base approximately $50 million related to HECO’s prepaid pension asset, net of deferred income taxes.

Later in September 2005, the PUC issued its interim D&O (with tariff changes effective September 28, 2005 and amounts collected refundable, with interest, to ratepayers to the extent they exceed the amount approved in the final D&O). For purposes of the interim D&O, the PUC included HECO’s prepaid pension asset in rate base (with a rate increase impact of approximately $7 million).

The following amounts were included in HECO’s rebuttal, the Consumer Advocate’s and the DOD’s testimonies and exhibits (as adjusted to exclude the transferred surcharge amount of $12 million); the settlement agreement; and the PUC’s interim D&O:

	Pre-Settlement			HECO (per settlement)	Interim increase[1]
(dollars in millions)	HECO rebuttal	Consumer Advocate	Department of Defense
Net additional revenues [2]	$51	$11	$7	$42	$41
ROACE (%)	11	8.5-10	9	10.7	10.7
ROR (%)	8.83	7.85	7.71	8.66	8.66
Average rate base	$1,109	$1,065	$1,062	$1,109	$1,109

[1]	Effective September 28, 2005, subject to refund with interest pending the final outcome of the case.

[2]	Excludes $12 million transferred from a surcharge to base rates for existing energy efficiency programs.

The adoption of revenue, expense, rate base and cost of capital amounts (including the ROACE and ROR) for purposes of an interim rate increase does not commit the PUC to accept any such amounts in its final D&O.

On June 19, 2006, the PUC issued an order in HECO’s pending rate case, indicating that the record in the pending case has not been developed for the purpose of addressing the factors in Act 162, signed into law by the Governor of Hawaii on June 2, 2006. See “Energy cost adjustment clauses” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.” The PUC’s order requested the parties in the rate case proceeding to meet informally to determine a procedural schedule to address the issues relating to HECO’s ECAC that are raised by Act 162. The parties in the rate case proceeding are HECO, the Consumer Advocate, and the DOD.

On June 30, 2006, HECO and the Consumer Advocate filed a stipulation requesting the PUC not to review the Act 162 ECAC issues in this rate case since HECO’s application was filed and the record of this proceeding was completed before Act 162 was signed into law, and the settlement agreement entered into by the parties in this rate case included a provision allowing the existing ECAC to be continued. The DOD has indicated it does not object to the stipulation that HECO and the Consumer Advocate filed, and HECO will be working with the parties on an amended stipulation, which all parties would sign.

Management cannot predict whether the PUC will accept the disposition of the Act 162 issue proposed in the stipulation or, if not, the procedural steps or procedural schedule that will be adopted to address the issues that are raised by Act 162, the ultimate outcome of these issues, the effect of these issues on the operation of the ECAC as it relates to the electric utilities or the timing of the PUC’s issuance of a final D&O in HECO’s pending rate case.

HELCO. In May 2006, HELCO filed a request with the PUC to increase base rates by $30 million, or 9.24% in annual base revenues, based on a 2006 test year, an 8.65% ROR, a 11.25% ROACE and a $369 million average rate base. HELCO’s application includes a proposed new tiered rate structure, which would enable most residential users to see smaller increases in the range of 3% to 8%. The tiered rate structure is designed to minimize the increase for residential customers using less electricity and is expected to encourage customers to take advantage of solar water heating programs and other energy management options. The proposed rate increase would pay for improvements made to increase reliability, including transmission and distribution line improvements and the two generating units at the Keahole power plant (CT-4 and CT-5). The application requests the continuation of HELCO’s ECAC.

The PUC held public hearings on HELCO’s application in June 2006. The Keahole Defense Coalition has filed a motion to participate in this proceeding, and a nonprofit organization that promotes conservation and the use of renewable resources filed a motion to intervene in this proceeding. The ECAC provisions of Act 162 will be addressed in this rate case. The earliest that any increase, if allowed, may go into effect is expected to be in early 2007.

Other regulatory matters

For information about the “Avoided cost generic docket,” see page 67 of HEI’s and HECO’s 2005 Form 10-K. Subsequently, the parties requested and in June 2006 were granted an extension until November 30, 2006 to file the required information with the PUC.

Demand-side management programs. The following updates the “Demand-side management programs” discussions on pages 66 to 67 of HEI’s and HECO’s 2005 Form 10-K.

In October 2001, HECO and the Consumer Advocate finalized agreements, subject to PUC approval, for the continuation of HECO’s three commercial and industrial DSM programs and two residential DSM programs until HECO’s next rate case. These agreements were in lieu of HECO continuing to seek approval of new 5-year DSM programs and provided that DSM programs to be in place after HECO’s next rate case would be determined as part of the case. Under the agreements, HECO agreed to cap the recovery of lost margins and shareholder incentives if such recovery would cause HECO to exceed its current “authorized return on rate base” (i.e. the rate of return on rate base found by the PUC to be reasonable in the most recent rate case for HECO). HECO also agreed it would not pursue the continuation of lost margins recovery and shareholder incentives through a surcharge mechanism in future rate cases. At the time of the agreement, HECO indicated to the Consumer Advocate that it planned to seek alternative incentive mechanisms for DSM programs in its rate case. In November 2001, the PUC issued orders that, subject to certain reporting requirements and other conditions, approved the agreements regarding the temporary continuation of HECO’s five existing DSM programs until HECO’s next rate case.

In November 2004, HECO filed a request for a rate increase and approval and/or modification of its existing and proposed DSM programs, and associated utility incentive mechanism. In March 2005, the PUC issued a bifurcation order separating HECO’s requests for approval and/or modification of its existing and proposed DSM programs from the rate case proceeding into a new EE DSM docket. The bifurcation order allowed HECO to temporarily continue, in the manner currently employed, its existing three commercial and industrial DSM programs and two residential DSM programs, until further order by the PUC.

As a result of the bifurcation order in HECO’s rate case, HECO has been continuing its existing DSM programs and cost recovery mechanisms, including the recovery of program costs, and shareholder incentives and lost margins for its energy efficiency DSM programs through a surcharge mechanism, pending the resolution of the EE DSM Docket. In the EE DSM Docket, HECO requested PUC approval, on an interim basis, for certain modifications to its existing energy efficiency DSM programs and a new interim DSM program (Interim DSM Proposals). HECO did not request shareholder incentives and lost margins for its proposed new interim DSM program, but did so for the modifications to its existing energy efficiency programs. On January 10, 2006, the Consumer Advocate filed comments on HECO’s Interim DSM Proposals, which included an objection to the continued recovery of shareholder incentives and lost margins for the existing energy efficiency DSM programs as well as for the modifications. HECO filed its response to the Consumer Advocate’s comments on January 31, 2006, reaffirming its position that the continuation of shareholder incentives and lost margins for its existing energy efficiency DSM programs is appropriate and conforms with the PUC’s order allowing the continuation of its existing DSM programs pending the resolution of the EE DSM Docket. The issues of whether DSM incentive mechanisms are appropriate to encourage the implementation of DSM programs, the appropriate mechanism(s) for such DSM incentives, and whether HECO’s proposed DSM utility incentive is reasonable are included in the Statement of Issues in the Prehearing Order in the EE DSM Docket.

On April 26, 2006, the PUC issued an Interim Decision and Order (Interim D&O) approving HECO’s request to modify its existing DSM programs and implement its proposed interim DSM program. However, the PUC also ordered HECO’s recovery of lost margins and shareholder incentives for its DSM programs be discontinued within 30 days of the Interim D&O (i.e., by May 26, 2006), until further order by the PUC. Lost margins and shareholder incentives are estimated and recorded in the year earned, and collected from ratepayers in the current year (lost margins) or the following year (shareholder incentives). Revenues that HECO expected to accrue for lost margins and shareholder incentives from May 26, 2006 through the end of 2006 are estimated at $2.1 million, or $1.2 million in after-tax net income.

On May 25, 2006, HECO filed a Motion for Partial Reconsideration of the Interim D&O issued by the PUC on April 26, 2006 to reconsider that part of the Interim D&O that requires HECO to discontinue the accrual of lost margins and shareholder incentives for its existing DSM programs. On June 13, 2006, the PUC replied to the Motion by scheduling a hearing during the week of August 28, 2006 during the time of the panel hearings for the EE DSM Docket, as requested by HECO.

In October 2001, HELCO and MECO had reached similar agreements with the Consumer Advocate regarding the continuation of their DSM programs and filed requests to continue their four existing DSM programs. In November 2001, the PUC issued orders (one of which was later amended) that, subject to certain reporting requirements and other conditions, approved the agreements regarding the temporary continuation of HELCO’s and MECO’s DSM programs until one year after the PUC makes a revenue requirements determination in HECO’s next rate case. Under the orders, however, HELCO and MECO are allowed to recover only lost margins and shareholder incentives accrued through the date that interim rates are established in HECO’s next rate case, but may request to extend the time of such accrual and recovery for up to one additional year. HECO believes that the temporary continuation of HECO’s existing DSM programs, as a result of the bifurcation order in HECO’s rate case, had the effect of postponing the deadline for the recovery of HELCO and MECO’s lost margins and shareholder incentives until resolution of the EE DSM Docket.

Based on the Interim D&O in the EE DSM docket, on May 25, 2006, HELCO and MECO filed a request for a one-year extension for the recovery of HELCO and MECO’s lost margins and shareholder incentives or until final resolution of the EE DSM Docket. HELCO and MECO are awaiting a PUC decision on the one-year extension of their ability to collect lost margins and shareholder incentives. Lost margins and shareholder incentives accrued for HELCO and MECO from May 26, 2006 through June 30, 2006 amounted to $0.2 million and $0.4 million, respectively, and an offsetting reserve was established for such amounts.

Integrated resource planning, requirements for additional generating capacity and adequacy of supply. The PUC issued an order in 1992 requiring the energy utilities in Hawaii to develop IRPs. The goal of integrated resource planning is the identification of demand- and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. The utilities’ proposed IRPs are planning strategies, rather than fixed courses of action, and the resources ultimately added to their systems may differ from those included in their 20-year plans. Under the PUC’s IRP framework, the utilities are required to submit annual evaluations of their plans (including a revised five-year program implementation schedule) and to submit new plans on a three-year cycle, subject to changes approved by the PUC. Prior to proceeding with the DSM programs, separate PUC approval proceedings must be completed.

The utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of DSM programs, either through a surcharge or through their base rates. Under procedural schedules for the IRP cost proceedings, the utilities can begin recovering their incremental IRP costs in the month following the filing of their actual costs incurred for the year, subject to refund with interest pending the PUC’s final D&O approving recovery of the costs. HELCO and HECO now recover IRP costs through base rates.

The Consumer Advocate has objected to the recovery of $3.2 million (before interest) of the $11.8 million of incremental IRP costs incurred by the utilities during the 1995-2004 period, and the PUC’s decision is pending on this matter. As of June 30, 2006, the amount of revenues, including interest and revenue taxes, that the electric utilities recorded for IRP cost recoveries, subject to refund with interest, amounted to $19 million.

HECO’s IRP. In October 2005, HECO filed its third IRP (IRP-3), which proposes multiple solutions to meet Oahu’s future energy needs, including renewable energy resources, energy efficiency, conservation, technology (such as CHP and DG) and central station generation (including a combustion turbine generating unit in 2009 and a possible 180 MW coal unit in 2022). In addition, all existing generating units are currently planned to be operated (future environmental considerations permitting) beyond the 20-year IRP planning period (2006-2025). In June 2006, the PUC granted an environmental group’s motion to intervene in the proceeding and ordered the parties to determine the issues, procedures and schedule for the docket and to file a stipulated procedural order.

In June 2005, HECO filed with the PUC an application for approval of funds to build a new 110 MW simple cycle combustion turbine generating unit at Campbell Industrial Park and an additional 138 kilovolt transmission line to transmit power from the new unit and existing generating units at Campbell Industrial Park to the Oahu electric grid. Plans are for the combustion turbine to be run primarily as a “peaking” unit beginning in 2009, and to burn naphtha or diesel, but will be capable of using biofuels, such as ethanol. On December 15, 2005, HECO signed a contract with Siemens for the right to purchase up to two 110 MW combustion turbine units. The contract allows HECO to terminate the contract at a specified payment amount if necessary combustion turbine (CT) project approvals are not obtained. In April 2006, HECO issued Solicitation of Interest letters to prospective suppliers of ethanol, asking them to indicate their ability to provide ethanol to specifications such as chemical composition and heat generating capacity, for use in a blend of ethanol and naphtha in the new generating unit. After reviewing the responses received, HECO, in consultation with the PUC and the Consumer Advocate, may issue a more detailed request for proposals or enter into direct negotiations with potential providers. The PUC would need to approve any ethanol fuel contract.

Preliminary costs for the new generating unit and transmission line, as well as related substation improvements, are estimated at $137 million. As of June 30, 2006 accumulated project costs for planning, engineering, permitting and AFUDC amounted to $3.3 million. HECO submitted a Final Environmental Impact Statement to the Department of Planning & Permitting of the City and County of Honolulu in July 2006.

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

The PUC granted an environmental group’s motion to intervene and a neighboring business entity’s motion to participate in the generating unit and transmission line application. The procedural schedule for the proceeding includes hearings in December 2006. For the community benefits application, the only party is the Consumer Advocate, and hearings are scheduled for November 2006.

HELCO’s IRP. In September 1998, HELCO filed its second IRP with the PUC, and updated it in 1999 and 2004. On the supply side, HELCO’s second IRP focused on the planning for generating unit additions after near-term additions. The near-term additions included installing two 20 MW CTs at its Keahole power plant site (which were put into limited commercial operation in May and June 2004) and a PPA with Hamakua Energy Partners, L.P. (HEP) for a 60 MW (net) facility (which was completed in December 2000). HELCO has deferred the retirements of some of its older generating units until the 2030 timeframe, and periodically assesses the cost-effectiveness of the continued operation of those units. HELCO’s current plans are to install an 18 MW heat recovery steam generator (ST-7) in 2009 or earlier. After the installation of ST-7, the target date in HELCO’s updated second IRP for the next firm capacity addition is the 2017 timeframe.

HELCO’s third IRP is required to be filed with the PUC by December 31, 2006.

MECO’s IRP. MECO filed its second IRP with the PUC in May 2000, and updated it in 2004 and 2005. On the supply side, MECO’s second IRP focused on the planning for the installation of approximately 150 MW of additional generation through the year 2020 on the island of Maui, including 38 MW of generation at its Maalaea power plant site in increments from 2000-2005, 100 MW at its new Waena site in increments from 2007-2018, beginning with a 20 MW combustion turbine in 2007 (currently not planned to be added until 2011), and 10 MW from the acquisition of a wind resource in 2003 (but with MECO actually beginning to purchase 30 MW of wind energy in 2006 from Kaheawa Wind Power, LLC). Approximately 4 MW of additional generation through the year 2020 were included for each of the islands of Lanai and Molokai. MECO completed the installation of a 20 MW increment (the second) at Maalaea in September 2000, and the final increment of 18 MW, which was originally expected to be installed in 2005, is being installed and is expected to be in service by the end of the third quarter of 2006.

MECO’s third IRP is required to be filed with the PUC by October 31, 2006.

Adequacy of supply.

HECO. As a result of load growth and other factors, HECO’s 2005 Adequacy of Supply letter filed in March 2005 concluded that generation reserve margins, although substantial, were lower than is considered desirable on Oahu under the circumstances, and that there was an increased risk to generation reliability. Also, the letter stated that the risk of having generation-related customer outages would be higher if the peak reduction impacts of planned energy efficiency DSM programs, load management programs or CHP installations fall short of achieving their forecasted benefits. This situation is expected to continue if the peak demand continues to grow as forecasted, at least until 2009, which is the earliest HECO expects to be able to install its planned combustion turbine. The letter also indicated that HECO was working on plans to implement a number of potential interim mitigation measures, such as installing portable, leased, distributed 1.6 MW generating units at substations or other sites (nine units totaling 14.8 MW were installed in the fourth quarter of 2005) and initiating a customer demand response program to supplement its load management programs (for which HECO plans to request approval in the third quarter of 2006). HECO did not experience actual generation shortfalls causing customer load shedding in 2005, in part because peak loads were lower than forecast in the second half of 2005.

HECO’s 2006 Adequacy of Supply letter filed in March 2006 indicates that HECO’s latest analysis estimates the reserve capacity shortfall to be between 170 MW and 200 MW in the 2006 to 2009 period, which is significantly larger than the 50 to 70 MW shortfall projected in the 2005 Adequacy of Supply letter. The increase in projected reserve capacity shortfall is largely due to the lower projected availability of existing generating units, and a reduction in the projected impacts from planned peak reduction measures. Generating units may be entirely or partially unavailable to serve load during scheduled overhaul periods and other planned maintenance outages, or when they “trip” or are taken out of operation or their output is “de-rated” due to equipment failure or other causes. While the availability rates for generating units on Oahu have been better than those of comparable units on the U.S. mainland, the availability rates declined in 2002 through 2005. Based on this experience, the manner in which the units must be operated when there is a reserve capacity shortfall, and the increasing ages of the units, HECO expects this situation to continue in the near-term and is forecasting lower availability rates than were used in the 2005 analyses.

To mitigate the projected reserve capacity shortfalls and to increase generating unit availability going forward, HECO is continuing to plan and implement mitigation measures, such as installing additional distributed generators at substations or other sites, seeking approval for additional load management and other demand reduction measures, and pursuing efforts to improve the availability of generating units. HECO will operate at lower than desired reliability levels and take steps to mitigate the reserve capacity shortfall situation until the next generating unit is installed. Until sufficient generating capacity can be added to the system, HECO will experience a higher risk of generation related customer outages. Given the magnitude of the projected reserve capacity shortfall, HECO also will evaluate the need to file an application with the PUC for approval to add more firm capacity (over and above the PUC application filed in June 2005 for a 110 MW simple-cycle combustion turbine at Campbell Industrial Park). HECO did not experience actual generation shortfalls that caused shedding of firm customers in the first quarter of 2006. However, on June 1, 2006, due to the unanticipated loss of three generating units from an IPP and two HECO generating units, HECO shed 29,300 customers in various parts of the island. Power was restored to all customers within four hours. HECO’s system peak loads generally occur in the fourth quarter of the year, and the possibility remains for generation shortfall events in subsequent periods.

HELCO. HELCO’s 2006 Adequacy of Supply letter filed in February 2006 indicated that HELCO’s generation capacity for the next three years, 2006 through 2008, is sufficiently large to meet all reasonably expected demands for service and provide reasonable reserves for emergencies.

MECO. In December 2005, MECO’s Maalaea Unit 13, a 12.34 MW diesel generator suffered an equipment failure and the unit is not expected to be available for service until approximately June 2007. In March 2006 MECO filed its 2006 Adequacy of Supply letter which indicated that MECO’s Maui island system should generally have sufficient installed capacity to meet the forecasted loads. However, in the event of an unexpected outage of the largest unit, until Maalaea Unit 13 returns to service, the Maui island system may not have sufficient capacity. To overcome insufficient reserve capacity situations, MECO plans to implement appropriate mitigation measures, such as optimizing its unit overhaul schedule to minimize load capability shortfalls, coordinating the delivery of supplemental power, as needed, from an IPP and modifying its combined-cycle unit overhaul procedure to allow for the possible operation of the combustion turbine in simple-cycle mode. On April 3, 2006, MECO experienced lower than normal generation capacity due to the unexpected temporary loss of several of its generating units, and issued a request for the public to voluntarily conserve electricity. MECO is in the process of installing an additional 18 MW of capacity, which is expected to be in service by the end of the third quarter of 2006.

Collective bargaining agreements

See “Collective bargaining agreements” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

Legislation and regulation

Congress and the State of Hawaii Legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. For information about legislation and regulation impacting HECO and its subsidiaries, see pages 70 to 72 of HEI’s and HECO’s 2005 Form 10-K. Following are legislation and regulation updates. Also, see “Energy cost adjustment clauses” in Note 5 of HECO’s “Notes to Consolidated Financial Statements” for a discussion of Act 162.

2006 Hawaii State Legislature energy measures. The 2006 Hawaii State Legislature passed energy measures, which were signed into law by the Governor of Hawaii, including the following (in addition to the ECAC provisions of Act 162 discussed above):

Renewable Portfolio Standards (RPS) law. The State RPS law was amended to provide that at least 50% of the RPS targets must be met by electrical energy generated using renewable energy sources such as wind or solar versus from the electrical energy savings from renewable energy displacement technologies (such as solar water heating) or from energy efficiency and conservation programs. The amendment also added provisions for penalties to be established by the PUC if the RPS requirements are not met and criteria for waiver of the penalties by the PUC, if the requirements cannot be met due to circumstances beyond the electric utility’s control. And the amendment extends the date to December 31, 2007 for the PUC to develop and implement a utility rate making structure to provide incentives to encourage electric utilities to use cost effective renewable energy resources.

DSM programs. The PUC was given the authority, if it deems appropriate, to redirect all or a portion of the funds currently collected by the utilities and included in their revenues through the current utility DSM surcharge into a Public Benefits Fund, for the purpose of supporting customer DSM programs approved by the PUC. If the fund is established, the PUC is required to appoint a fund administrator (other than an electric utility or utility affiliate), to operate and manage the programs established under the fund.

Non-fossil fuel purchased power contracts. The PUC will be required to delink the price paid for non-fossil-fuel-generated electricity under future power purchase contracts from the price of fossil fuel, in order to allow utility customers to receive the potential cost savings from non-fossil fuel generation.

Public Utility Holding Company Act of 1935 (1935 Act) and Public Utility Holding Company Act of 2005 (2005 Act). The repeal of the 1935 Act, effective February 8, 2006, eliminated significant federal restrictions on the scope, structure and ownership of electric utilities. Some believe that the repeal will result in increased institutional ownership of and private equity and hedge fund investments in public utilities, increased consolidation in the industry, more Federal Energy Regulatory Commission (FERC) oversight, and additional diversification by electric utilities. The increased oversight by FERC results in part from the adoption of the 2005 Act, which provides for FERC access to the books and records of utility holding companies and, absent exemptions or waivers, imposes certain record retention and accounting requirements on public utility holding companies. HEI and HECO filed a notification claiming a waiver of such requirements as single-state public utility holding companies. A written notice dated May 26, 2006 was received from FERC confirming the effectiveness of the HEI and HECO waivers. Regulation and oversight of HECO and its subsidiaries by the PUC remain unchanged.

Net energy metering. Hawaii has a net energy metering law, which requires that electric utilities offer net energy metering to eligible customer generators (i.e., a customer generator may be a net user or supplier of energy and will make payment to or receive credit from the electric utility accordingly). The law provides a cap of 0.5% of the electric utility’s peak demand on the total generating capacity produced by eligible customer-generators. The 2004 Legislature amended the net energy metering law by expanding the definition of “eligible customer generator” to include government entities, increasing the maximum size of eligible net metered systems from 10 kilowatts (kw) to 50 kw and limiting exemptions from additional requirements for systems meeting safety and performance standards to systems of 10 kw or less.

The 2005 Legislature amended the net energy metering law, by among other things, authorizing the PUC, by rule or order, to increase the maximum size of the eligible net metered systems and to increase the total rated generating capacity available for net energy metering. In April 2006, the PUC initiated an investigative proceeding on whether the PUC should increase (1) the maximum capacity of eligible customer-generators to more than 50 kw and (2) the total rated generating capacity produced by eligible customer-generators to an amount above 0.5% of an electric utility’s system peak demand. The parties to the proceeding include HECO, HELCO, MECO, Kauai Island Utility Cooperative, a renewable energy organization and a solar vendor organization. The parties are in the process of discussing a procedural schedule for the investigative proceeding. Depending on their magnitude, changes made by the PUC by rule or order could have a negative effect on electric utility sales. Management cannot predict the outcome of the investigative proceeding.

Other developments

Electronic shock absorber (ESA). HECO received a U.S. patent in February 2005 for an ESA that addresses power fluctuations from wind resources. An ESA demonstration system has been installed and is currently being tested at HELCO’s Lalamilo wind farm. HECO has an intellectual property license agreement with S&C Electric Company (S&C), the party constructing the ESA demonstration system. S&C has the right to seek international patents for the design. Management cannot predict the amount of royalties HECO may receive from the sale of ESAs in the future.

Broadband over Power Line (BPL) technology. To evaluate the technical feasibility of the “Broadband over Power Line” (BPL) technology and its applications, HECO completed a small-scale trial of the BPL technology in 2005. Based on the favorable results of the trial, HECO has proceeded with a pilot in an expanded residential/commercial area in Honolulu, which is expected to run through at least the fourth quarter of 2006. The effort is primarily focused on automatic meter reading, which is aimed at enabling time of use rates for residential and commercial customers. Other BPL-enabled utility applications being evaluated include distribution system line monitoring, residential direct load control and monitoring of distribution substation equipment. HECO is also evaluating broadband information services that might potentially be provided by other service providers.

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

EarthLink, an internet service-provider, and the City and County of Honolulu will partner in a test to provide free, wireless, broadband access in Chinatown in downtown Honolulu. As part of that Chinatown Pilot project, EarthLink and HECO are negotiating a separate non-binding collaborative agreement to develop and demonstrate a variety of utility applications using WiFi technology, including advanced electric metering and energy conservation initiatives.

This utility applications pilot project is expected to continue for approximately one year, subject to the execution of the City and County of Honolulu and EarthLink Chinatown Pilot Agreement.

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

HECO’s consolidated capital structure was as follows:

(in millions)	June 30, 2006		December 31, 2005
Short-term borrowings	$163	8%	$136	7%
Long-term debt	766	38	766	38
Preferred stock	34	2	34	2
Common stock equity	1,048	52	1,039	53

	$2,011	100%	$1,975	100%

As of July 31, 2006, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HECO securities were as follows:

	S&P	Moody’s
Commercial paper	A-2	P-2
Revenue bonds (senior unsecured, insured)	AAA	Aaa
HECO-obligated preferred securities of trust subsidiaries	BBB-	Baa2
Cumulative preferred stock (selected series)	Not rated	Baa3

The above ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating. HECO’s overall S&P corporate credit rating is BBB+/Negative/A-2.

The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HECO securities. In May 2006, S&P affirmed its corporate credit ratings of HECO and its negative outlook. S&P’s ratings outlook “assesses the potential direction of a long-term credit rating over the intermediate term (typically six months to two years).” In response to the PUC’s interim rate decision for HECO, S&P stated, and also reiterated in May 2006, “a final order that closely mirrors the interim ruling appears to be sufficient to lift key financial metrics to levels that are marginally suitable for Standard & Poor’s guideposts for the ‘BBB’ rating category.” However, S&P will reconsider its negative outlook when the PUC issues its final order. In addition, S&P ranks business profiles from “1” (strong) to “10” (weak). There was no change in HECO’s business profile rank of “5”. Moody’s maintains a stable outlook for HECO.

HECO utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HECO also periodically borrows short-term from HEI for itself and on behalf of HELCO and MECO, and HECO may borrow from or loan to HELCO and MECO short-term. At June 30, 2006, HELCO and MECO had $50.1 million and $6.5 million, respectively, of short-term borrowings from HECO. HECO had an average outstanding balance of commercial paper for the first six months of 2006 of $144 million and had $163 million of commercial paper outstanding as of June 30, 2006. Management believes that if HECO’s commercial paper ratings were to be downgraded, it may be more difficult for HECO to sell commercial paper under current market conditions.

Effective April 3, 2006, HECO entered into a revolving unsecured credit agreement establishing a line of credit facility of $175 million with a syndicate of eight financial institutions. The agreement has an initial term which expires on March 29, 2007, but will automatically extend to 5 years if the longer-term agreement is approved by the PUC. Any draws on the facility bear interest, at the option of HECO, at the “Adjusted LIBO Rate” plus 40 basis points or the greater of (a) the “Prime Rate” and (b) the sum of the “Federal Funds Rate” plus 50 basis points, as defined in the agreement. Annual fees on the undrawn commitments are 8 basis points. The agreement contains provisions for revised pricing in the event of a ratings change. For example, a ratings downgrade of HECO’s Senior Debt Rating (e.g., from BBB+/Baa1 to BBB/Baa2 by S&P and Moody’s, respectively) would result in a commitment fee increase of 2 basis points and an interest rate increase of 10 basis points on any drawn amounts. On the other hand, a ratings upgrade (e.g., from BBB+/Baa1 to A-/A3) would result in a commitment fee decrease of 1 basis point and an interest rate decrease of 10 basis points on any drawn amounts. The agreement does not contain clauses that would affect access to the lines by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses. However, the agreement does contain customary conditions that must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HECO, and restricting its ability as well as the ability of any of its subsidiaries to guarantee indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (Ratio of 48% for HELCO and 44% for MECO as of June 30, 2006)). In addition to customary defaults, HECO’s failure to maintain its financial ratios, as defined in its agreement, or meet other requirements will result in an event of default. For example, under the agreement, it is an event of default if HECO fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 52% as of June 30, 2006), if HECO fails to remain a wholly-owned subsidiary of HEI or if any event or condition occurs that results in any “Material Indebtedness” of HECO or any of its significant subsidiaries being subject to acceleration prior to its scheduled maturity.

HECO’s $175 million credit facility is maintained to support the issuance of commercial paper, but also may be drawn for capital expenditures and general corporate purposes. This facility replaced HECO’s six bilateral bank lines of credit totaling $175 million, which were terminated concurrently with the effectiveness of the new syndicated facility. HECO plans to file with the PUC in the third quarter of 2006 an application seeking approval to extend the termination date of its credit agreement from March 29, 2007 to March 31, 2011. As of July 31, 2006, the $175 million of credit facilities were undrawn.

Operating activities provided $93 million in net cash during the first six months of 2006. Investing activities during the same period used net cash of $81 million primarily for capital expenditures, net of contributions in aid of construction. Financing activities for the same period used net cash of $9 million, primarily due to the payment of $30 million in common and preferred dividends, partly offset by a $27 million net increase in short term borrowings. In order to strengthen HECO’s balance sheet and support its investment in its reliability program, HECO does not plan to pay any dividends to HEI in the second half of 2006.

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

In May 2005, up to $160 million of Special Purpose Revenue Bonds (SPRBs) ($100 million for HECO, $40 million for HELCO and $20 million for MECO) were authorized by the Hawaii legislature for issuance, with PUC approval of the projects to be financed, through June 30, 2010 to finance the electric utilities’ capital improvement projects. As of July 31, 2006, no SPRBs had been issued under this authorization.

In December 2005, an application was filed with the PUC requesting approval to issue up to a total of $165 million in taxable unsecured notes for HECO, MECO and HELCO (up to $100 million for HECO, up to $50 million for HELCO and up to $15 million for MECO). On January 20, 2006, a Registration Statement on Form S-3 was filed with the SEC covering $100 million, $50 million and $15 million aggregate principal amount, respectively, of long-term, unsecured taxable notes to be issued by HECO, HELCO and MECO, with the obligations of HELCO and

MECO to be fully and unconditionally guaranteed by HECO. It was anticipated that the proceeds from the sale of the notes would be used for capital expenditures and/or to repay short-term borrowings (including borrowings from affiliates) incurred for capital expenditures or to refinance short-term borrowings used for capital expenditures. However, the electric utilities are currently considering amending the PUC application in order to issue SPRBs instead of issuing the taxable unsecured notes.

BANK

RESULTS OF OPERATIONS

	Three months ended June 30		% change	Primary reason(s) for significant change
(in thousands)	2006	2005
Revenues	$102,556	$91,946	12%	Higher interest income (resulting from higher average balances and yields on loans and higher yields on investment and mortgage-related securities, partly offset by lower average investment and mortgage-related securities balances) and higher noninterest income

Operating income	26,159	22,202	18	Higher net interest and noninterest income, partly offset by higher noninterest expense

Net income	16,218	13,552	20	Higher operating income

	Six months ended June 30		% change	Primary reason(s) for significant change
(in thousands)	2006	2005
Revenues	$202,560	$189,170	7%	Higher interest income (resulting from higher average balances and yields on loans and higher yields on investment and mortgage-related securities, partly offset by lower average investment and mortgage-related securities balances) and higher noninterest income

Operating income	53,174	51,155	4	Higher net interest and noninterest income and lower noninterest expense, partly offset by the reversal in first quarter 2005 of allowance for loan losses

Net income	33,045	31,313	6	Higher operating income

See “Economic conditions” in the “HEI Consolidated” section above.

Net interest margin

Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. As a result of a prolonged, flat or inverted yield curve environment, margin compression remains an issue for ASB.

ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. As of June 30, 2006, ASB’s loan portfolio mix, net, consisted of 73% residential loans, 12% commercial loans, 8% commercial real estate loans and 7% consumer loans. As of December 31, 2005, ASB’s loan portfolio mix, net, consisted of 74% residential loans, 11% commercial loans, 8% commercial real estate loans and 7% consumer loans. ASB’s mortgage-related securities portfolio consists primarily of shorter-duration assets and is affected by market interest rates and demand. In the second quarter of 2006, commercial loans grew by 14% and commercial real estate grew by 7%. While the outlook for the Hawaii economy remains positive, management does not expect the growth rate in these portfolios to remain at these levels for the remainder of 2006. Scheduled paydowns of a few large commercial loans in the second half of 2006 may cause commercial loan and commercial real estate loan balances to remain flat. Originating mortgages has been more difficult with the Hawaii real estate market beginning to stabilize. While real estate prices remain high, the number of sales transactions has declined, impacting ASB’s mortgage origination levels. Management believes this trend in real estate sales volumes will continue.

Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be significant sources of funds. As of June 30, 2006, ASB’s costing liabilities consisted of 73% deposits and 27% other borrowings. As of December 31, 2005, ASB’s costing liabilities consisted of 74% deposits and 26% other borrowings. The shift in mix was due to a net outflow of deposits during the second quarter and contributed to increased funding costs. The deposit liabilities balance as of June 30, 2006 was 1.4% lower than the balance as of March 31, 2006 and 0.2% lower than the balance as of December 31, 2005. Additionally, the shift in deposit mix from lower cost savings and checking accounts to higher cost time deposits also contributed to increased funding costs. ASB believes that with the continued Fed rate increases, the difference between rates on its deposit accounts and the rates on alternative investments became significant enough to cause more customers to move deposits in search of higher yields. Because of this, and ASB’s outlook for a prolonged flat or inverted yield curve environment, management has made tactical shifts in order to retain deposits, including more aggressive repricing of certain deposit accounts, increased promotions and accelerating product launches. While ASB tries to control its overall deposit costs by selectively repricing certain deposit accounts, rather than the entire deposit base, management expects that the move to more aggressive repricing of selected accounts will cause deposit costs to increase faster than they have in the past, which could negatively impact ASB’s future net interest margin.

Other factors primarily affecting ASB’s operating results include fee income, provision (or reversal of allowance) for loan losses, gains or losses on sales of securities available-for-sale and expenses from operations.

Although higher long-term interest rates could reduce the market value of available-for-sale investments and mortgage-related securities and reduce stockholder’s equity through a balance sheet charge to AOCI, this reduction in the market value of investments and mortgage-related securities would not result in a charge to net income in the absence of an “other-than-temporary” impairment in the value of the securities. As of June 30, 2006 and December 31, 2005, the unrealized losses, net of tax benefits, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI was $62 million and $37 million, respectively, reflecting the impact of higher interest rates. See “Quantitative and qualitative disclosures about market risk” for the impact of higher interest rates on ASB’s net portfolio value (NPV) ratio.

The following table sets forth average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid, for all categories of earning assets and costing liabilities for the three and six months ended June 30, 2006 and 2005.

	Three months ended June 30			Six months ended June 30
($ in thousands)	2006	2005	Change	2006	2005	Change
Loans receivable
Average balances [1]	$3,663,737	$3,380,147	$283,590	$3,624,688	$3,329,720	$294,968
Interest income [2]	57,323	50,657	6,666	112,476	99,170	13,306
Weighted-average yield (%)	6.26	5.99	0.27	6.22	5.96	0.26
Investments and mortgage-related securities
Average balances	$2,583,133	$2,784,907	$(201,774)	$2,594,742	$2,844,659	$(249,917)
Interest income	30,055	26,881	3,174	59,228	60,955	(1,727)
Weighted-average yield (%)	4.65	3.86	0.79	4.57	4.29	0.28
Other investments [3]
Average balances	$165,071	$188,191	$(23,120)	$172,841	$175,563	$(2,722)
Interest and dividend income	815	642	173	1,719	1,431	288
Weighted-average yield (%)	1.95	1.35	0.60	1.98	1.63	0.35
Total earning assets
Average balances	$6,411,941	$6,353,245	$58,696	$6,392,271	$6,349,942	$42,329
Interest and dividend income	88,193	78,180	10,013	173,423	161,556	11,867
Weighted-average yield (%)	5.50	4.92	0.58	5.43	5.09	0.34
Deposit liabilities
Average balances	$4,562,344	$4,441,024	$121,320	$4,556,555	$4,381,144	$175,411
Interest expense	17,001	12,460	4,541	32,394	24,477	7,917
Weighted-average rate (%)	1.49	1.13	0.36	1.43	1.13	0.30
Other borrowings
Average balances	$1,646,164	$1,701,908	$(55,744)	$1,630,220	$1,743,878	$(113,658)
Interest expense	18,308	16,893	1,415	35,470	34,641	829
Weighted-average rate (%)	4.45	3.97	0.48	4.38	3.99	0.39
Total costing liabilities
Average balances	$6,208,508	$6,142,932	$65,576	$6,186,775	$6,125,022	$61,753
Interest expense	35,309	29,353	5,956	67,864	59,118	8,746
Weighted-average rate (%)	2.28	1.91	0.37	2.21	1.94	0.27
Net average balance	$203,433	$210,313	$(6,880)	$205,496	$224,920	$(19,424)
Net interest income	52,884	48,827	4,057	105,559	102,438	3,121
Interest rate spread (%)	3.22	3.01	0.21	3.22	3.15	0.07
Net interest margin (%)	3.30	3.07	0.23	3.30	3.21	0.09

[1]	Includes nonaccrual loans.

[2]	Includes interest accrued prior to suspension of interest accrual on nonaccrual loans and loan fees of $1.4 million and $1.7 million for the three months ended June 30, 2006 and 2005, respectively, and $2.8 million and $3.3 million for the six months ended June 30, 2006 and 2005, respectively.

[3]	Includes federal funds sold, interest-bearing deposits and stock in the FHLB of Seattle. The stock in the FHLB of Seattle has not paid dividends since the first quarter of 2005.

Results – three months ended June 30, 2006

Net interest income for the three months ended June 30, 2006 increased by $4.1 million, or 8%, when compared to the same period in 2005. ASB continued to grow its loan portfolio, deposits and net interest margin, however, margin compression remains an issue due to the prolonged, flat or inverted yield curve environment. Increasing short-term rates continue to put upward pressure on deposit costs. Net interest margin increased from 3.07% in the second quarter of 2005 to 3.30% in the second quarter of 2006 as growth in the loan portfolio as well as higher yields on loans, investments and mortgage-related securities were partially offset by lower investment and mortgage-related securities balances and higher funding costs. The increase in the average loan portfolio balance was partly due to the continued strength in the Hawaii economy and real estate market and growth in the commercial loan portfolio as a result of the bank’s strategy to transform from a thrift to a community bank. The decrease in the average investment and mortgage-related securities portfolio was due to the reinvestment of proceeds from the repayment or sale of investment and mortgage-related securities into loans. The increase in yields on the investment and mortgage-related securities portfolio was due to a downward adjustment to the amortized cost and yield of the mortgage-related securities in the second quarter of 2005 as a result of changing prepayment expectations. The average deposit balance was $121 million higher in the second quarter of 2006 than in the second quarter of 2005.

Results – six months ended June 30, 2006

Net interest income before reversal of allowance for loan losses for the six months ended June 30, 2006 increased by $3.1 million, or 3%, when compared to the same period in 2005. ASB continued to grow its loan portfolio, deposits and net interest margin, however, margin compression remains an issue due to the prolonged, flat or inverted yield curve environment. Increasing short-term rates continue to put upward pressure on deposit costs. Net interest margin increased from 3.21% in the first six months of 2005 to 3.30% in the first six months of 2006 as growth in the loan portfolio and higher yields on loans and investment and mortgage-related securities were partially offset by lower investment and mortgage-related securities balances and higher funding costs. The increase in the average loan portfolio balance was partly due to the continued strength in the Hawaii economy and real estate market and growth in the commercial loan portfolio as result of the bank’s transformation from a thrift to a community bank. The decrease in the average investment and mortgage-related securities portfolio was due to the reinvestment of proceeds from the repayment or sale of investment and mortgage-related securities into loans. The increase in yields on the investment and mortgage-related securities portfolio was due to a downward adjustment to the amortized cost and yield of the mortgage-related securities in the first six months of 2005 as a result of changing prepayment expectations. The average deposit balance was $175 million higher in the first six months of 2006 compared to the first six months of 2005.

During the first six months of 2006, the need to provide for loan losses as a result of additional loan growth was fully offset by the release of reserves on existing loans due to strong asset quality. This compares to a reversal of allowance for loan losses of $3.1 million ($1.9 million, net of tax) for the first six months of 2005. As of June 30, 2006, ASB’s allowance for loan losses was 0.84% of average loans outstanding, compared to 0.90% as of December 31, 2005 and 0.92% as of June 30, 2005.

Six months ended June 30	2006	2005
(in thousands)
Allowance for loan losses, January 1	$30,595	$33,857
Reversal of allowance for loan losses	—	(3,100)
Net recoveries (charge-offs)	(294)	(119)

Allowance for loan losses, June 30	$30,301	$30,638

Noninterest income for the first six months of 2006 increased by $1.5 million, or 6%, when compared to the first six months of 2005, primarily due to higher fee income on debit cards and merchant services.

Noninterest expense for the first six months of 2006 decreased by $0.5 million, or 1%, when compared to the first six months of 2005, primarily due to lower interest accruals on income taxes, partially offset by higher compensation and employee benefits expense.

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

As of June 30, 2006, ASB had an investment in FHLB of Seattle stock of $98 million. No dividends have been received by ASB from the FHLB of Seattle since first quarter of 2005.

FINANCIAL CONDITION

Liquidity and capital resources

(in millions)	June 30, 2006	December 31, 2005	% change
Total assets	$6,867	$6,835	—
Available-for-sale investment and mortgage-related securities	2,506	2,629	(5)
Investment in FHLB of Seattle stock	98	98	—
Loans receivable, net	3,718	3,567	4
Deposit liabilities	4,547	4,557	—
Other borrowings	1,672	1,622	3

As of June 30, 2006, ASB was the third largest financial institution in Hawaii based on assets of $6.9 billion and deposits of $4.5 billion.

ASB’s S&P long-term/short-term counterparty credit ratings are BBB-/A-3. In April 2006, S&P affirmed its counterparty credit ratings on ASB and revised its outlook from stable to positive, acknowledging the promising potential of ASB’s community banking strategy, its still modest credit risk profile, and its solid capital base. These ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by S&P; and each rating should be evaluated independently of any other rating.

As of June 30, 2006, ASB’s unused FHLB borrowing capacity was approximately $1.6 billion. As of June 30, 2006, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.2 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first six months of 2006, net cash provided by ASB’s operating activities was $78 million. Net cash used during the same period by ASB’s investing activities was $86 million, primarily due to purchases of investment securities of $175 million and a net increase in loans receivable of $159 million, partly offset by repayments of mortgage-related securities of $254 million. Net cash provided by financing activities during this period was $21 million primarily due to net increases of $49 million in other borrowings, partly offset by a net decrease of $11 million in deposit liabilities and the payment of $19 million in common stock dividends. In the second half of 2006, ASB plans to dividend all or substantially all of its second and third quarter net income to HEI, subject to receiving OTS non-objection letters and maintaining an adequate capital level.

As of June 30, 2006, ASB was well-capitalized (ratio requirements noted in parentheses) with a leverage ratio of 7.6% (5.0%), a Tier-1 risk-based capital ratio of 14.4% (6.0%) and a total risk-based capital ratio of 15.2% (10.0%).

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 80 to 86 of HEI’s and HECO’s 2005 Form 10-K.

Additional factors that may affect future results and financial condition are described under “Forward-Looking Statements” and under “Risk Factors” in this Quarterly Report and on pages 36 to 44 of HEI’s and HECO’s 2005 Form 10-K.

MATERIAL ESTIMATES AND CRITICAL ACCOUNTING POLICIES

In accordance with SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” management has identified the accounting policies it believes to be the most critical to the Company’s financial statements—that is, management believes that these policies are both the most important to the portrayal of the Company’s financial condition and results of operations, and currently require management’s most difficult, subjective or complex judgments. For information about these policies, see pages 86 to 89 of HEI’s and HECO’s 2005 Form 10-K.

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. For example, in determining that HECO is not the primary beneficiary of Kalaeloa under the provisions of FIN 46R (see Note 2 of HECO’s “Notes to Consolidated Financial Statements”), management used estimates in computing Kalaeloa’s expected cash flows. Estimates used in the analysis, for example with respect to the variability of fuel usage and pricing and operational levels and costs, are particularly susceptible to change. Management used its best efforts to determine the expected cash flows based on historical experience, financial information provided by Kalaeloa and on various other assumptions that were believed to be reasonable under the circumstances, the results of which formed the basis for the estimated cash flows. Actual results of Kalaeloa could differ significantly from those estimations, which could potentially trigger a reconsideration of whether HECO is the primary beneficiary of Kalaeloa.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s financial condition and results of operations. For additional quantitative and qualitative information about the Company’s market risks, see pages 90 to 93 of HEI’s and HECO’s 2005 Form 10-K.

ASB’s interest-rate risk sensitivity measures as of June 30, 2006 and December 31, 2005 constitute “forward-looking statements” and were as follows:

	June 30, 2006			December 31, 2005
	Change in NII	NPV ratio	NPV ratio sensitivity *	Change in NII	NPV ratio		NPV ratio sensitivity *
Change in interest rates (basis points)	Gradual change	Instantaneous change		Gradual change	Instantaneous change
+300	(2.3)%	7.36%	(367)	(2.7)%	8.12%		(332)
+200	(1.6)	8.62	(241)	(1.8)	9.34		(210)
+100	(0.8)	9.88	(115)	(0.9)	10.49		(95)
Base	—	11.03	—	—	11.44		—
-100	1.7	11.87	84	1.5	11.91		47
-200	1.7	12.03	100	1.0	11.62		18
-300	0.2	11.51	48	**		**	**

*	Change from base case in basis points.

**	Not performed as of December 31, 2005.

There was little change in the net interest income (NII) sensitivity profile as of June 30, 2006 when compared to the NII sensitivity profile as of December 31, 2005.

ASB’s base NPV ratio as of June 30, 2006 was lower than on December 31, 2005, primarily as a result of the increase in the overall level of interest rates that took place during the first six months of 2006.

ASB’s NPV ratio sensitivity measures as of June 30, 2006 were higher when compared to the measures as of December 31, 2005, primarily a result of the higher level of interest rates.

The computation of the prospective effects of hypothetical interest rate changes on NII sensitivity, the NPV ratio, and NPV ratio sensitivity is based on numerous assumptions, including relative levels of market interest rates, estimates of loan prepayments, balance changes and pricing strategies, and should not be relied upon as indicative of actual results. (See page 91 of HEI’s and HECO’s 2005 Form 10-K for a more detailed description of key modeling assumptions used in the NII sensitivity analysis.) To the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results may differ materially from the simulation results. These analyses are for analytical purposes only and do not represent management’s views of future market movements, the level of future earnings, or the timing of any changes in earnings within the twelve month analysis horizon. Furthermore, NII sensitivity analysis measures the change in ASB’s twelve-month, pre-tax NII in alternate interest rate scenarios, and is intended to help management identify potential exposures in ASB’s current balance sheet and formulate appropriate strategies for managing interest rate risk. The simulation does not contemplate any actions that ASB management might undertake in response to changes in interest rates. Further, the changes in NII vary in the twelve-month simulation period and are not necessarily evenly distributed over the period. The actual impact of changes in interest rates on NII will depend on the magnitude and speed with which rates change, actual changes in ASB’s balance sheet, and management’s responses to the changes in interest rates.

Item 4.	Controls and Procedures

HEI:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and Eric K. Yeaman, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of June 30, 2006. Based on their evaluations, as of June 30, 2006, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

Internal Control Over Financial Reporting

During the second quarter of 2006, there has been no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HECO:

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

T. Michael May, HECO Chief Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of June 30, 2006. Based on their evaluations, as of June 30, 2006, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

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

Internal Control Over Financial Reporting

During the second quarter of 2006, there has been no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO and its subsidiaries’ internal control over financial reporting as of June 30, 2006 that has materially affected, or is reasonably likely to materially affect, HECO and its subsidiaries’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There were no significant developments in pending legal proceedings during the first six months of 2006 except as set forth in HECO’s “Notes to Consolidated Financial Statements.” With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved.

Item 1A.	Risk Factors

For information about Risk Factors, see pages 36 to 44 of HEI’s and HECO’s 2005 Form 10-K, and “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” HEI’s Consolidated Financial Statements and HECO’s Consolidated Financial Statements herein.

Following are updates to the captioned risk factors included in HEI’s and HECO’s 2005 Form 10-K:

Holding Company and Company-Wide Risks

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

HEI and HECO and their subsidiaries may incur higher retirement benefits expenses and could be required to recognize substantial liabilities for retirement benefits.

Retirement benefits expenses and cash funding requirements could increase in future years depending on numerous factors, including the performance of the U.S. equity markets, trends in interest rates and health care costs, new legislation relating to pension reform and changes in accounting principles. Retirement benefits expenses based on net periodic pension and other postretirement benefit costs have been an allowable expense for rate-making, and higher retirement benefits expenses, along with other factors, may affect each electric utilities’ need to request a rate increase.

Depending on investment results at each year end from the assets held in trust to satisfy retirement benefit plan obligations and the status of interest rates, the Company, like many sponsors of defined benefit pension plans, could be required in future years to recognize an additional minimum liability as currently prescribed by Statement of Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions.” The recognition of an additional minimum liability is required if the accumulated benefit obligation exceeds the fair value of plan assets on the measurement date. The electric utilities’ recognition of the liability would also require the removal of the prepaid pension asset ($106 million as of December 31, 2005) from their consolidated balance sheet and from their rate bases and the sum of these amounts (net of taxes) would be recorded as a reduction to stockholders’ equity through a non-cash charge to accumulated other comprehensive income (AOCI). The amount of additional minimum liability and charge to AOCI, if any, that might be recorded could be material and will depend upon a number of factors, including the year-end discount rate assumption, asset returns experienced during the year, any changes to actuarial assumptions or plan provisions, and contributions made by the Company to the plans during the year.

By application filed on December 8, 2005 (AOCI Docket), the electric utilities have requested the PUC to permit them to record, as a regulatory asset pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” and include in rate base, any amount that would otherwise be charged to AOCI as a result of recording a minimum pension liability, but no assurance can be given concerning how or when the PUC will act on this request.

In March 2006, the FASB issued an exposure draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which is subject to change, and which, if adopted in its current form, could have a material impact on HEI’s and HECO’s consolidated stockholders’ equity. This proposed SFAS would require the Company to (1) recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans (based on the difference between the fair value of the plan assets and the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans) in its balance sheet, (2) recognize as a component of AOCI, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) recognize as an adjustment to the opening balance of retained earnings, net of tax, any remaining transition obligation, and (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. If adopted in its current form, the provisions of this proposed SFAS would be applied retrospectively for the year ending December 31, 2006.

If this FASB proposal is adopted, the electric utilities plan to update their application in the existing AOCI Docket to seek PUC approval to record as a regulatory asset and include in rate base the amount that would otherwise be charged to stockholders’ equity. If their request is granted, to the extent the electric utilities determine that it is probable that the additional liabilities will be recoverable through rates they charge, a regulatory asset would be recorded and there would be no material impact of adopting this proposed standard on HEI’s or HECO’s consolidated stockholders’ equity or net income.

If the PUC were not to grant regulatory asset treatment in the existing AOCI Docket or the AOCI Docket as updated if the proposed SFAS is adopted, there could be a materially negative impact (the amount of which is dependent on numerous factors, some of which are listed above) to HEI’s and HECO’s consolidated stockholders’ equity. Although there would not be an immediate impact on net income under the provisions of the existing or proposed retirement benefits standards due to the non-regulatory asset treatment, if HEI and HECO and their subsidiaries are required to record substantial charges to stockholders’ equity, the rates of return for the electric utilities could increase and could impact the rates the electric utilities are allowed to charge, which may ultimately result in reduced revenues and lower earnings. Further potential negative impacts include the fact that the consolidated financial ratios of HEI and HECO and their subsidiaries may deteriorate, which could result in security ratings downgrades and difficulty (or greater expense) in obtaining future financing.

Electric Utility Risks

Actions of the PUC are outside the control of the electric utility subsidiaries and could result in inadequate or untimely rate relief, in rate reductions or refunds or in unanticipated delays, expenses or writedowns in connection with the construction of new projects.

The rates the electric utilities are allowed to charge for their services and the timeliness of permitted rate increases, are among the most important items influencing the electric utilities’ financial condition, results of operations and liquidity. The PUC has broad discretion over the rates that the electric utilities charge their customers. HECO currently has a rate case pending before the PUC in which it is seeking rate increases largely to recover the costs of capital improvements since its last rate case, the purchase of additional firm capacity and energy from Kalaeloa, the cost of measures taken to address peak load increases until generation capacity can be added on Oahu and increased operation and maintenance (O&M) expenses. In addition, in May 2006 HELCO filed a request for a rate increase intended largely to recover the cost of improvements to its transmission and distribution lines and the two generating units at its Keahole generating plant (CT-4 and CT-5) that became available for commercial operation since its last rate case in 2000. The trend of increased O&M expenses (including increased retirement benefits expenses), which management expects will continue, increased capital expenditures, or other factors could result in the electric utilities seeking rate relief more often than in the past. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding, could have a material adverse effect on HECO’s consolidated financial condition, results of operations and liquidity.

The electric utilities could be required to refund to their customers, with interest, revenues received under interim rate orders if and to the extent they exceed the amounts allowed in final rate orders. At the end of September 2005, HECO received and implemented an interim general rate increase of $53.3 million in annual base revenues granted by the PUC in HECO’s current rate case. As of June 30, 2006, the electric utilities had recognized an aggregate of $57 million of revenues with respect to this interim general rate increase and other interim orders regarding certain integrated resource planning costs.

The rate schedules of each of HEI’s electric utilities include energy cost adjustment clauses under which electric rates charged to customers are automatically adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. In 2004, PUC decisions approving the electric utilities’ fuel supply contracts, the PUC affirmed the electric utilities’ right to include in their respective energy cost adjustment clauses the stated costs incurred pursuant to their respective new fuel supply contracts, to the extent that these costs are not included in their respective base rates, and restated its intention to examine the need for continued use of energy cost adjustment clauses in rate cases.

On June 19, 2006, the PUC issued an order in HECO’s pending rate case, indicating that the record in the pending case has not been developed for the purpose of addressing the factors in Act 162, signed into law by the Governor of Hawaii on June 2, 2006. See “Energy cost adjustment clauses” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.” Management cannot predict whether the PUC will accept the disposition of the Act 162 issue proposed in the stipulation between HECO and the Consumer Advocate or, if not, the procedural steps or procedural schedule that will be adopted to address the issues that are raised by Act 162, the ultimate outcome of these issues, the effect of these issues on the operation of the ECAC as it relates to the electric utilities or the timing of the PUC’s issuance of a final D&O in HECO’s pending rate case.

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

The electric utilities may be adversely affected by new legislation.

For updates of the 2006 Hawaii State Legislature energy measures that were signed into law by the Governor of Hawaii and net energy metering, see “Legislation and regulation” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) For the six months ended June 30, 2006, HEI issued an aggregate of 15,400 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Stock Plan, as amended and restated effective May 2, 2006 (the HEI Nonemployee Director Plan). Under the HEI Nonemployee Director Plan, each HEI nonemployee director receives, in addition to an annual cash retainer, an annual stock grant of 1,400 shares of HEI common stock (2,000 shares for the first time grant to a new HEI director) and each nonemployee subsidiary director who is not also an HEI nonemployee director receives an annual stock grant of 1,000 shares of HEI common stock (600 shares for the first time grant to a new subsidiary director). The HEI Nonemployee Director Plan is currently the only plan for nonemployee directors and provides for annual stock grants (described above) and annual cash retainers for nonemployee directors of HEI and its subsidiaries.

HEI did not register the shares issued under the director stock plan since their issuance did not involve a “sale” as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the director stock plans is mandatory and thus does not involve an investment decision.

(b) Purchases of HEI common shares were made as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs **	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2006	39,519	$26.40	—	NA
May 1 to 31, 2006	86,716	26.52	—	NA
June 1 to 30, 2006	250,271	27.53	—	NA

	376,506	$27.18	—	NA

NA Not applicable.

*	Trades (total number of shares purchased) are reflected in the month in which the order is placed.

**	The purchases were made to satisfy the requirements of the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) and Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP and HEIRSP. Of the shares listed in column (a), all of the 39,519 shares, 79,316 of the 86,716 shares and 217,971 of the 250,271 shares were purchased for the DRIP and the remainder were purchased for the HEIRSP. All purchases were made through a broker on the open market.

Item 4.	Submission of matters to a vote of security holders

HEI: The Annual Meeting of Shareholders of HEI was held on May 2, 2006. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. As of February 23, 2006, the record date for the Annual Meeting, there were 81,051,976 shares of common stock issued and outstanding and entitled to vote. There was no solicitation in opposition to the Class I management nominees to the Board of Directors with terms ending at the 2009 Annual Meeting as listed in the proxy statement for the meeting and such nominees were elected to the Board of Directors. Shareholders also elected KPMG LLP as HEI’s independent registered public accounting firm for 2006, amended Articles Fourth (to increase the number of authorized shares of common stock) and Sixth (to modify the manner of selecting HEI’s auditor) of HEI’s Restated Articles of Incorporation, and approved the 1990 Nonemployee Director Stock Plan, as amended and restated (see HEI Exhibit 10). The amended Articles Fourth and Sixth of HEI’s Restated Articles of Incorporation were filed as Exhibits 3(i).4 and 3(i).5 to HEI’s 10-Q for the quarterly period ended March 31, 2006.

The voting results were as follows:

	Shares of Common Stock
	For	Withheld	Against	Abstain	Broker nonvotes
Election of Class I Directors
Shirley J. Daniel	73,034,052	1,590,535	—	—	—
Constance H. Lau	73,017,131	1,607,456	—	—	—
A. Maurice Myers	72,731,570	1,893,017	—	—	—
James K. Scott	72,514,502	2,110,085	—	—	—
Election of KPMG LLP as independent registered public accounting firm	73,026,315	—	1,011,052	587,220	—
Restated Articles of Incorporation
Article Fourth	68,955,601	—	4,536,886	1,132,100	—
Article Sixth	70,994,593	—	2,218,119	1,411,875	—
1990 Nonemployee Director Stock Plan, as amended and restated	42,473,060	—	4,821,305	2,623,747	27,424,473

Class II Directors—Diane J. Plotts, Kelvin H. Taketa, Jeffrey N. Watanabe and Thomas B. Fargo—continue in office with terms ending at the 2007 Annual Meeting. Class III Directors—Don E. Carroll, Victor Hao Li, Bill D. Mills and Barry K. Taniguchi—continue in office with terms ending at the 2008 Annual Meeting.

HECO: Effective May 2, 2006, HEI, HECO’s sole common shareholder, elected by written consent in lieu of an annual meeting (1) Constance H. Lau as Chairman of the HECO Board of Directors (replacing incumbent director Robert F. Clarke, who announced his retirement from HEI and whose service as a HECO director ended at HEI’s 2006 Annual Meeting of Shareholders), (2) other incumbent HECO directors and (3) KPMG LLP as independent registered public accounting firm of HECO for 2006. In July 2006, as part of an overall Board restructure, A. Maurice Myers, Diane J. Plotts, Crystal K. Rose and Jeffrey N. Watanabe resigned from the HECO Board and David C. Cole and Bert A. Kobayashi, Jr. were elected to the HECO Board. Effective July 24, 2006, the members of the HECO Board are Thomas B. Fargo, Timothy E. Johns, Constance H. Lau (Chairman), T. Michael May, David M. Nakada, James K. Scott, Anne M. Takabuki, Kelvin H. Taketa and Barry K. Taniguchi (incumbent directors), and David C. Cole and Bert A. Kobayashi, Jr. (new directors).

Item 5.	Other Information

A.	Ratio of earnings to fixed charges.

	Six months ended June 30		Years ended December 31
	2006	2005	2005	2004	2003	2002	2001
HEI and Subsidiaries
Excluding interest on ASB deposits	2.21	2.07	2.31	2.32	2.11	2.03	1.82
Including interest on ASB deposits	1.85	1.81	1.98	2.00	1.84	1.72	1.52
HECO and Subsidiaries	3.16	3.00	3.23	3.49	3.36	3.71	3.51

See HEI Exhibit 12.1 and HECO Exhibit 12.2.

B.	News release.

On August 1, 2006, HEI issued a news release, “Hawaiian Electric Industries, Inc. Reports Second Quarter 2006 Earnings.” See HEI Exhibit 99.

C.	Public Utilities Commission of the State of Hawaii.

Carlito P. Caliboso (an attorney previously in private practice) continues to serve as Chairman of the PUC (term expiring June 30, 2010). Also serving as commissioners are Wayne H. Kimura (whose term expires June 30, 2008 and who previously served as State Comptroller with the State Department of Accounting and General Services) and John E. Cole (whose term expires June 30, 2012 and who previously served as the Executive Director of the Division of Consumer Advocacy, and prior to holding that position as a member of the Governor of the State of Hawaii’s Policy Team, which serves as advisor to the Governor on state-wide policy matters).

A new Executive Director of the Division of Consumer Advocacy has not yet been appointed.

Commissioner Kimura announced plans to resign effective August 1, 2006. A replacement has not yet been announced.

D.	Renewable Hawaii, Inc.

In December 2002, HECO formed an unregulated subsidiary, RHI, with initial approval to invest up to $10 million in selected renewable energy projects. RHI is seeking to stimulate renewable energy initiatives by prospecting for new projects and sites and taking a passive, minority interest in third party renewable energy projects greater than 1 MW in Hawaii. Since 2003, RHI has periodically solicited competitive proposals for investment opportunities in qualified projects. To date, RHI has signed a Conditional Investment Agreement for a small-scale landfill gas-to-energy project on Oahu. RHI has also signed a Framework Agreement for evaluation of three wind projects and two pumped storage hydroelectric projects and two Project Agreements providing the option to invest in wind projects. Project investments by RHI will generally be made only after developers secure the necessary approvals and permits and independently execute a PPA with HECO, HELCO or MECO, approved by the PUC.

Item 6.	Exhibits

HEI Exhibit 10	HEI 1990 Nonemployee Director Stock Plan, As Amended and Restated, effective May 2, 2006

HEI Exhibit 12.1

Hawaiian Electric Industries, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, six months ended June 30, 2006 and 2005 and years ended December 31, 2005, 2004, 2003, 2002 and 2001

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Eric K. Yeaman (HEI Chief Financial Officer)

HEI Exhibit 32.1	Written Statement of Constance H. Lau (HEI Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 32.2	Written Statement of Eric K. Yeaman (HEI Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 99	News release, dated August 1, 2006, “Hawaiian Electric Industries, Inc. Reports Second Quarter 2006 Earnings”

HECO Exhibit 12.2	Hawaiian Electric Company, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2006 and 2005 and years ended December 31, 2005, 2004, 2003, 2002 and 2001

HECO Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of T. Michael May (HECO Chief Executive Officer)

HECO Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (HECO Chief Financial Officer)

HECO Exhibit 32.3	Written Statement of T. Michael May (HECO Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HECO Exhibit 32.4	Written Statement of Tayne S. Y. Sekimura (HECO Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC. (Registrant)		HAWAIIAN ELECTRIC COMPANY, INC. (Registrant)

By	/s/ Constance H. Lau	By	/s/ T. Michael May
	Constance H. Lau		T. Michael May
	President and Chief Executive Officer (Principal Executive Officer of HEI)		President and Chief Executive Officer (Principal Executive Officer of HECO)

By	/s/ Eric K. Yeaman	By	/s/ Tayne S. Y. Sekimura
	Eric K. Yeaman		Tayne S. Y. Sekimura
	Financial Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer of HEI)		Financial Vice President (Principal Financial Officer of HECO)

By	/s/ Curtis Y. Harada	By	/s/ Patsy H. Nanbu
	Curtis Y. Harada		Patsy H. Nanbu
	Controller (Chief Accounting Officer of HEI)		Controller (Chief Accounting Officer of HECO)

Date: August 1, 2006		Date: August 1, 2006