Form 10-K
period 2002-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2007-04-20
CIK 354707, 46207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.
1-8503	HAWAIIAN ELECTRIC INDUSTRIES, INC. (A Hawaii Corporation) 900 Richards Street, Honolulu, Hawaii 96813 Telephone (808) 543-5662	99-0208097
1-4955	HAWAIIAN ELECTRIC COMPANY, INC. (A Hawaii Corporation) 900 Richards Street, Honolulu, Hawaii 96813 Telephone (808) 543-7771	99-0040500

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
Hawaiian Electric Industries, Inc.	Common Stock, Without Par Value	New York Stock Exchange
Hawaiian Electric Industries, Inc.	Guarantee with respect to 8.36% Trust Originated Preferred Securities SM (TOPrS SM)	New York Stock Exchange
Hawaiian Electric Industries, Inc.	Preferred Stock Purchase Rights	New York Stock Exchange
Hawaiian Electric Company, Inc.	Guarantee with respect to 8.05% Cumulative Quarterly Income Preferred Securities Series 1997 (QUIPSSM)	New York Stock Exchange
Hawaiian Electric Company, Inc.	Guarantee with respect to 7.30% Cumulative Quarterly Income Preferred Securities Series 1998 (QUIPSSM)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Hawaiian Electric Industries, Inc.	None
Hawaiian Electric Company, Inc.	Cumulative Preferred Stock

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

Indicate by check mark whether Registrant Hawaiian Electric Industries, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

Indicate by check mark whether Registrant Hawaiian Electric Company, Inc. is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

	Aggregate market value of the voting common equity held by nonaffiliates of the registrants on June 30, 2002	Number of shares of common stock outstanding of the registrants on March 10, 2003
Hawaiian Electric Industries, Inc.	$1,546,487,536.65	37,024,258 (Without par value)
Hawaiian Electric Company, Inc.	Not applicable	12,805,843 ($6 2/3 par value)

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which the document is incorporated
Annual Reports to Stockholder(s) of the following registrants for the fiscal year ended December 31, 2002:

Hawaiian Electric Industries, Inc.	Parts I, II, III and IV

Hawaiian Electric Company, Inc. (except for pages 3, 58 and 60)	Parts I, II, III and IV

Portions of Proxy Statement of Hawaiian Electric Industries, Inc., dated March 10, 2003, for the Annual Meeting of Stockholders	Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Neither registrant makes any representations as to the information relating to the other registrant.

i

GLOSSARY OF TERMS

Defined below are certain terms used in this report:

Terms	Definitions
1935 Act	Public Utility Holding Company Act of 1935
AES Hawaii	AES Hawaii, Inc., formerly known as AES Barbers Point, Inc.
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of HEI Diversified, Inc. and parent company of American Savings Investment Services Corp. (and its subsidiary since March 15, 2001, Bishop Insurance Agency of Hawaii, Inc.), ASB Service Corporation, AdCommunications, Inc., American Savings Mortgage Co., Inc. and ASB Realty Corporation
BIF	Bank Insurance Fund
BoA	Bank of America, FSB
BLNR	Board of Land and Natural Resources of the State of Hawaii
Btu	British thermal unit
CDUP	Conservation District Use Permit
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Chevron	Chevron Products Company, a fuel oil supplier
Company	Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc., Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II, Renewable Hawaii, Inc., HEI Diversified, Inc., American Savings Bank, F.S.B. and its subsidiaries, Pacific Energy Conservation Services, Inc., HEI District Cooling, Inc., ProVision Technologies, Inc., HEI Properties, Inc., HEI Leasing, Inc., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, HEI Preferred Funding, LP, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), HEI Power Corp. and its subsidiaries and Malama Pacific Corp.
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CT	Combustion turbine
DLNR	Department of Land and Natural Resources of the State of Hawaii
D&O	Decision and order
DOD	Department of Defense – federal
DOH	Department of Health of the State of Hawaii
DSM	Demand-side management
DTCC	Dual-train combined-cycle
EAPRC	East Asia Power Resources Corporation
ECA	Energy cost adjustment
Enserch	Enserch Development Corporation
EPA	Environmental Protection Agency – federal
ERL	Environmental Response Law of the State of Hawaii
FDIC	Federal Deposit Insurance Corporation

GLOSSARY OF TERMS (continued)

Terms	Definitions
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
federal	U.S. Government
FHLB	Federal Home Loan Bank
FICO	Financing Corporation
FIRREA	Financial Institutions Reform, Recovery, and Enforcement Act of 1989
Hamakua Partners	Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
HRD	Hawi Renewable Development, Inc.
HCPC	Hilo Coast Power Company, formerly Hilo Coast Processing Company
HC&S	Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii, Inc.
HECO	Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Maui Electric Company, Limited, Hawaii Electric Light Company, Inc., HECO Capital Trust I, HECO Capital Trust II and Renewable Hawaii, Inc.
HECO’s Annual Report	Portions of Hawaiian Electric Company, Inc.’s 2002 Annual Report to Stockholder filed as HECO Exhibit 13, which portions are incorporated into this Form 10-K by reference
HECO’s Consolidated Financial Statements	Hawaiian Electric Company, Inc.’s Consolidated Financial Statements, incorporated into Parts I, II and IV of this Form 10-K by reference to pages 23 to 57 of HECO’s Annual Report
HECO’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, incorporated into Parts I, II and IV of this Form 10-K by reference to pages 5 to 21 of HECO’s Annual Report
HEI	Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., HEI Diversified, Inc., Pacific Energy Conservation Services, Inc., HEI District Cooling, Inc., ProVision Technologies, Inc., HEI Properties, Inc., HEI Leasing, Inc., Hycap Management, Inc., Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III, The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.), HEI Power Corp. and Malama Pacific Corp.
HEI’s Annual Report	Hawaiian Electric Industries, Inc.’s 2002 Annual Report to Stockholders, which is filed as HEI Exhibit 13 and incorporated into this Form 10-K by reference
HEI’s Consolidated Financial Statements	Hawaiian Electric Industries, Inc.’s Consolidated Financial Statements, incorporated into Parts I, II and IV of this Form 10-K by reference to pages 37 to 78 of HEI’s Annual Report
HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into Parts I, II and IV of this Form 10-K by reference to pages 4 to 31 of HEI’s Annual Report
HEI’s 2003 Proxy Statement	Portions of Hawaiian Electric Industries, Inc.’s 2003 Proxy Statement dated March 10, 2003, which portions are incorporated into this Form 10-K by reference
HEIDI	HEI Diversified, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.

GLOSSARY OF TERMS (continued)

Terms	Definitions
HEIII	HEI Investments, Inc. (formerly HEI Investment Corp.), a wholly-owned subsidiary of HEI Power Corp.
HEIPC	HEI Power Corp., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and parent company of several subsidiaries. On October 23, 2001, the HEI Board of Directors adopted a formal plan to exit the international power business engaged in by HEI Power Corp. and its subsidiaries.
HEIPC Group	HEI Power Corp. and its subsidiaries
HEIPI	HEI Properties, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
HELCO	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HITI	Hawaiian Interisland Towing, Inc.
HTB	Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of Young Brothers, Limited, and changed its name to The Old Oahu Tug Services, Inc.
IPP	Independent power producer
IRP	Integrated resource plan
Kalaeloa	Kalaeloa Partners, L.P.
KCP	Kawaihae Cogeneration Partners
KDC	Keahole Defense Coalition
kv	kilovolt
KIP	Kalaeloa Investment Partners
KPP	Kahua Power Partners LLC
KWH	Kilowatthour
LSFO	Low sulfur fuel oil
MBtu	Million British thermal unit
MECO	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MPC	Malama Pacific Corp., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. On September 14, 1998, the HEI Board of Directors adopted a plan to exit the residential real estate development business engaged in by Malama Pacific Corp. and its then-existing subsidiaries.
MSFO	Medium sulfur fuel oil
MW	Megawatts
na	Not applicable
NOV	Notice of Violation
OPA	Federal Oil Pollution Act of 1990
OTS	Office of Thrift Supervision, Department of Treasury
PCB	Polychlorinated biphenyls

GLOSSARY OF TERMS (continued)

Terms	Definitions
PECS	Pacific Energy Conservation Services, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
PGV	Puna Geothermal Venture
PPA	Power purchase agreement
PSD permit	Prevention of Significant Deterioration/Covered Source permit
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RCRA	Resource Conservation and Recovery Act of 1976
Registrant	Hawaiian Electric Industries, Inc. or Hawaiian Electric Company, Inc.
ROACE	Return on average common equity
see	When used with reference to the HEI Annual Report, HECO Annual Report, HEI’s Consolidated Financial Statements, HEI’s MD&A, HEI’s Quantitative and Qualitative Disclosures about Market Risk, HECO’s Consolidated Financial Statements, HECO’s MD&A, HECO’s Quantitative and Qualitative Disclosures about Market Risk or HEI’s 2003 Proxy Statement, “see” means that the referenced information is incorporated by reference to those documents
SAIF	Savings Association Insurance Fund
SEC	Securities and Exchange Commission
SOP	Statement of Position
ST	Steam turbine
state	State of Hawaii
Tesoro	Tesoro Hawaii Corp. dba BHP Petroleum Americas Refining Inc., a fuel oil supplier
TOOTS	The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp. (HTB)), a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. On November 10, 1999, HTB sold YB and substantially all of HTB’s operating assets and changed its name
UIC	Underground Injection Control
UST	Underground storage tank
YB	Young Brothers, Limited, which was sold on November 10, 1999, was formerly a wholly-owned subsidiary of Hawaiian Tug & Barge Corp.

v

Forward-Looking Statements and Risk Factors

This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (HECO) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance (including future revenues, expenses, earnings or losses or growth rates), ongoing business strategies or prospects and possible future actions, which may be provided by management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and assumptions about HEI and its subsidiaries (including HECO and its subsidiaries), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•	the effects of international, national and local economic conditions, including the condition of the Hawaii tourist and construction industries and the Hawaii and continental U.S. housing markets;

•	the effects of weather and natural disasters;

•	the effects of terrorist acts, the war on terrorism, potential war with Iraq, potential conflict or crisis with North Korea and other global developments;

•	the timing and extent of changes in interest rates;

•	the risks inherent in changes in the value of and market for securities available for sale and pension and other retirement plan assets;

•	changes in assumptions used to calculate retirement benefits costs and changes in funding requirements;

•	product demand and market acceptance risks;

•	increasing competition in the electric utility and banking industries;

•	capacity and supply constraints or difficulties;

•	fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses;

•	the ability of independent power producers to deliver the firm capacity anticipated in their power purchase agreements;

•	the ability of the electric utilities to negotiate favorable collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI’s subsidiaries (including HECO and its subsidiaries) or their competitors;

•

federal, state and international governmental and regulatory actions, including changes in laws, rules and regulations applicable to HEI, HECO and their subsidiaries; decisions by the Hawaii Public Utilities Commission (PUC) in rate cases and other proceedings and by other agencies and courts on land use, environmental and other permitting issues; required corrective actions (such as with respect to environmental conditions, capital adequacy and business practices); and changes in taxation;

•	the risks associated with the geographic concentration of HEI’s businesses;

•	the effects of changes in accounting principles applicable to HEI, HECO and their subsidiaries;

•	the effects of changes by securities rating agencies in the ratings of the securities of HEI and HECO;

•	the results of financing efforts;

•

faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing rights of American Savings Bank, F.S.B. (ASB);

•	the ultimate net proceeds from the disposition of assets and settlement of liabilities of discontinued or sold operations;

•	the ultimate outcome of tax positions taken by HEI and its subsidiaries, including with respect to ASB’s real estate investment trust subsidiary and HEI’s discontinued operations;

•	the risks of suffering losses that are uninsured; and

•	other risks or uncertainties described elsewhere in this report and in other periodic reports previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made.

PART I

ITEM 1.	BUSINESS

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

Besides HECO and its subsidiaries, HEI also owns directly or indirectly the following subsidiaries: HEI Diversified, Inc. (HEIDI) (a holding company) and its subsidiary, ASB, and the subsidiaries of ASB; Pacific Energy Conservation Services, Inc. (PECS); ProVision Technologies, Inc.; HEI Properties, Inc. (HEIPI); HEI Leasing, Inc. (currently inactive); Hycap Management, Inc. and its subsidiary; Hawaiian Electric Industries Capital Trust I; Hawaiian Electric Industries Capital Trust II and III (at all times inactive entities); HEI District Cooling, Inc. (currently inactive); The Old Oahu Tug Service, Inc. (TOOTS); HEI Power Corp. (HEIPC) and its subsidiaries (discontinued operations); and Malama Pacific Corp. (MPC) (discontinued operations).

ASB, acquired in 1988, was the third largest financial institution in the State of Hawaii and had 71 retail branches as of December 31, 2002. ASB has subsidiaries involved in the sale and distribution of investment and insurance products, advertising activities for ASB and its subsidiaries and holding real estate for employee use, and a subsidiary, ASB Realty Corporation, which elects to be taxed as a real estate investment trust and holds assets (primarily loans and mortgage-related securities) of $1.8 billion (see Note 9 to HEI’s Consolidated Financial Statements”).

HEIDI was also the parent company of HEIDI Real Estate Corp., which was formed in February 1998. In September 1999, HEIDI Real Estate Corp.’s name was changed to HEIPI, and HEIDI transferred ownership of HEIPI to HEI. HEIPI currently holds venture capital investments.

PECS was formed in 1994 and currently is a contract services company providing limited support services in Hawaii. ProVision Technologies, Inc. was formed in October 1998 to sell, install, operate and maintain on-site power generation equipment and auxiliary appliances in Hawaii and the Pacific Rim. HEI Leasing, Inc. was formed in February 2000 to own passive investments and real estate subject to leases, but is currently inactive. Hycap Management, Inc., including its subsidiary HEI Preferred Funding, LP (a limited partnership in which Hycap Management, Inc. is the sole general partner), and Hawaiian Electric Industries Capital Trust I (a Delaware statutory business trust in which HEI owns all the common securities) were formed to effect the issuance of $100 million of 8.36% HEI-obligated trust preferred securities in 1997. HEI District Cooling, Inc. was formed in August 1998 to develop, build, own, lease, operate and/or maintain, either directly or indirectly, central chilled water cooling system facilities, and other energy related products and services for commercial and residential buildings, but is currently inactive.

In November 1999, Hawaiian Tug & Barge Corp. (HTB) sold substantially all of its operating assets and the stock of YB for a nominal gain, changed its name to TOOTS and ceased maritime freight transportation operations.

For information about the Company’s discontinued operations, see Note 13 to HEI’s Consolidated Financial Statements at pages 73 to 75 of HEI’s Annual Report.

For financial information about the Company’s industry segments, see Note 2 to HEI’s Consolidated Financial Statements at pages 50 to 51 of HEI’s Annual Report.

For additional information about the Company, see HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements at pages 4 to 31, 31 to 36 and 37 to 78, respectively, of HEI’s Annual Report.

HEI’s website address is www.hei.com. HEI and HECO currently make available through this website their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports (since 1994) as soon as reasonably practicable after such material is electronically filed with the SEC.

Electric utility

HECO and subsidiaries and service areas

HECO, MECO and HELCO are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Maui, Lanai and Molokai; and Hawaii, respectively. HECO was incorporated under the laws of the Kingdom of Hawaii (now State of Hawaii) in 1891. HECO acquired MECO in 1968 and HELCO in 1970. In 2002, the electric utilities’ revenues amounted to approximately 76% of HEI’s consolidated revenues.

The islands of Oahu, Maui, Lanai, Molokai and Hawaii have a combined population currently estimated at 1,185,000, or approximately 95% of the population of the State of Hawaii, and comprise a service area of 5,766 square miles. The principal communities served include Honolulu (on Oahu), Wailuku and Kahului (on Maui) and Hilo and Kona (on Hawaii). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations.

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

For additional information about HECO, see HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements, incorporated herein by reference to pages 4 to 31, 31 to 36 and 37 to 78, respectively, of HEI’s Annual Report, and HECO’s MD&A, HECO’s “Quantitative and Qualitative Disclosures about Market Risk” and HECO’s Consolidated Financial Statements incorporated herein by reference to pages 5 to 21, 22 and 23 to 57, respectively, of HECO’s Annual Report.

Sales of electricity

HECO, MECO and HELCO provide the only electric public utility service on the islands they serve. The following table sets forth the number of electric customer accounts as of December 31, 2002, 2001 and 2000 and electric sales revenues by company for each of the years then ended:

	2002		2001		2000
(dollars in thousands)	Customer accounts	Electric sales revenues	Customer accounts	Electric sales revenues	Customer accounts	Electric sales revenues
HECO	283,161	$865,608	280,911	$882,308	278,260	$880,663
MECO	59,983	191,029	58,840	203,847	57,601	192,823
HELCO	66,411	191,589	65,241	193,209	63,778	192,174

	409,555	$1,248,226	404,992	$1,279,364	399,639	$1,265,660

Revenues from the sale of electricity in 2002 were from the following types of customers in the proportions shown:

	HECO	MECO	HELCO	Total
Residential	32%	36%	41%	34%
Commercial	32	35	41	34
Large light and power	35	29	18	31
Other	1	—	—	1

	100%	100%	100%	100%

HECO and its subsidiaries derived approximately 9%, 10% and 10% of their operating revenues from the sale of electricity to various federal government agencies in 2002, 2001 and 2000, respectively.

Formerly one of HECO’s larger customers, the Naval Base at Barbers Point, Oahu, closed in 1999 with redevelopment of the base to occur through 2020. Considering (1) that the base closure will necessitate relocation of essential flight operations and support personnel to another base on Oahu and (2) the Naval Air Station Barbers Point Community Redevelopment Plan will increase development of the area, HECO anticipates that the closure is likely to result in an overall increase in demand for electricity over time.

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

In 1996, HECO signed an umbrella Basic Ordering Agreement with the Department of Defense (DOD-BOA). In December 2001, a new DOD-BOA was signed under which HECO will perform energy audits, feasibility design studies and construction projects. Through 2002, completed projects included construction of an 1800-ton chiller plant at the Pearl Harbor Naval Shipyard, construction of a central chiller plant at Schofield Barracks, installation of solar water heating and retrofit lighting at three Naval housing facilities, the $10 million Pearl Harbor Naval Shipyard energy conservation project and a $2 million residential solar water heating project for the Army’s Helemano housing in central Oahu.

In 1997, HECO and the U.S. Postal Service (USPS) signed a Shared Energy Savings Contract. Under the Contract, HECO performed feasibility studies at 11 USPS sites on Oahu. A $3 million energy efficiency project at the USPS’ primary mail processing facility at the Honolulu International Airport was completed in 2001.

In 2001, HECO was awarded a $1 million contract to perform feasibility studies for most of the major buildings on the campus of the University of Hawaii at Manoa and at various Community Colleges throughout the State. The contract included energy efficiency assessments and electrical metering. This contract was completed in 2002.

Executive Order 13123 mandates that each federal agency develop and implement a program to reduce energy consumption by 35% by the year 2010 to the extent that these measures are cost effective. The 35% reduction will be measured relative to the agency’s 1985 energy use. HECO continues to work with various federal agencies to implement demand-side management programs that will help them achieve their energy reduction objectives. Neither HEI nor HECO management can predict with certainty the impact of Executive Order 13123 on HEI’s or HECO’s future financial condition, results of operations or liquidity.

Selected consolidated electric utility operating statistics

	2002	2001	2000	1999	1998
KWH sales (millions)
Residential	2,778.5	2,665.2	2,627.2	2,550.5	2,503.9
Commercial	3,073.6	3,016.1	2,923.5	2,781.5	2,674.9
Large light and power	3,639.2	3,636.5	3,666.9	3,598.3	3,636.4
Other	53.0	52.6	54.1	54.7	54.8

	9,544.3	9,370.4	9,271.7	8,985.0	8,870.0

KWH net generated and purchased (millions)
Net generated	6,249.7	6,042.4	6,247.0	6,115.1	5,958.0
Purchased	3,829.6	3,861.6	3,572.0	3,391.7	3,434.1

	10,079.3	9,904.0	9,819.0	9,506.8	9,392.1

Losses and system uses (%)	5.1	5.2	5.4	5.3	5.4

Energy supply (yearend)
Generating capability—MW	1,670	1,673	1,673	1,651	1,664
Firm purchased capability—MW	510	530	532	472	474

	2,180	2,203	2,205	2,123	2,138

Gross peak demand—MW [1]	1,638	1,614	1,574	1,527	1,532
Btu per net KWH generated	10,673	10,675	10,818	10,789	10,684
Average fuel oil cost per Mbtu (cents)	466.4	539.3	538.5	329.7	308.8

Customer accounts (yearend)
Residential	356,244	352,132	347,316	342,957	338,454
Commercial	51,386	50,974	50,434	49,549	48,873
Large light and power	551	542	547	550	573
Other	1,374	1,344	1,342	1,299	1,289

	409,555	404,992	399,639	394,355	389,189

Electric revenues (thousands)
Residential	$426,291	$425,287	$421,129	$356,631	$340,395
Commercial	425,595	436,751	422,977	345,808	322,772
Large light and power	389,312	409,977	414,067	336,434	331,957
Other	7,028	7,349	7,487	6,454	6,309

	$1,248,226	$1,279,364	$1,265,660	$1,045,327	$1,001,433

Average revenue per KWH sold (cents)
Residential	15.34	15.96	16.03	13.98	13.60
Commercial	13.85	14.48	14.47	12.43	12.07
Large light and power	10.70	11.27	11.29	9.35	9.13
Other	13.26	13.98	13.84	11.80	11.52
Average revenue per KWH sold	13.08	13.65	13.65	11.63	11.29

Residential statistics
Average annual use per customer account (KWH)	7,840	7,620	7,618	7,490	7,425
Average annual revenue per customer account	$1,203	$1,216	$1,221	$1,047	$1,009
Average number of customer accounts	354,419	349,782	344,882	340,528	337,218

[1]	Sum of the peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics

The following table contains certain generation statistics as of December 31, 2002 and for the year ended December 31, 2002. The capability available for operation at any given time may be more or less than the generating capability shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Island of Oahu- HECO	Island of Maui- MECO	Island of Lanai- MECO	Island of Molokai- MECO	Island of Hawaii- HELCO	Total
Generating and firm purchased capability (MW) at December 31, 2002[1]
Conventional oil-fired steam units	1,161.0	37.6	—	—	66.2	1,264.8
Diesel	—	96.1	10.4	9.8	39.0	155.3
Combustion turbines (peaking units)	102.0	—	—	—	—	102.0
Combustion turbines	—	42.4	—	2.2	45.3	89.9
Combined-cycle unit	—	58.0	—	—	—	58.0
Firm contract power [2]	406.0	16.0	—	—	87.6	509.6

	1,669.0	250.1	10.4	12.0	238.1	2,179.6

Gross peak demand (MW)	1,250.0	193.9	4.9	6.6	182.2	1,637.6 [3]

Reserve margin	33.9%	29.0%	113.1%	81.8%	30.7%	33.4%

Annual load factor	73.5%	71.1%	69.1%	68.7%	69.8%	72.8%[3]

KWH net generated and purchased (millions)	7,757.7	1,166.9	28.6	38.5	1,087.6	10,079.3

[1]	HECO units at normal ratings; MECO and HELCO units at reserve ratings.
[2]

Nonutility generators (oil-fired except as noted)—HECO: 180 MW (Kalaeloa), 180 MW (AES Hawaii, coal-fired) and 46 MW (refuse-fired); MECO: 16 MW (HC&S, primarily bagasse-fired); HELCO: 5.6 MW (PGV, geothermal), 22 MW (HCPC, coal-fired) and 60 MW (Hamakua Partners).

[3]	Noncoincident and nonintegrated.

In 2002, a 1,500 KW hydroelectric unit owned by HELCO was damaged and HELCO is presently exploring options to rebuild or replace the unit.

Generating reliability

HECO, HELCO and MECO have isolated electrical systems that are not interconnected to each other or to any other electrical grid. HECO serves the island of Oahu and HELCO serves the island of Hawaii. MECO has three separate electrical systems—one each on the islands of Maui, Molokai and Lanai.

Because each island system cannot rely upon backup generation from neighboring utilities, HECO, HELCO and MECO each maintain a higher level of reserve generation than is typically carried by interconnected mainland utilities, which are able to share reserve capacity. These higher levels of reserve margins are required to meet peak electric demands, to provide for scheduled maintenance of generating units (including the units operated by independent power producers (IPPs) relied upon for firm capacity) and to allow for the forced outage of the largest generating unit in the system. Although the planning for, and installation of, adequate levels of reserve generation have contributed to the achievement of generally high levels of system reliability, service interruptions do occur from time to time as a result of unforeseen circumstances. For example, HECO implemented load shedding and temporarily shut off power to a significant number of customers on one occasion in 2002, due to unplanned generating unit outages. Load shedding is a predetermined plan that prevents overloading and possible major damage to generating units and potentially a much larger power outage.

HELCO’s management is concerned about the possibility of power interruptions as a result of the current operating status of various IPPs supplying power to it and the condition and performance of aging generators on the HELCO system that were intended to be operated less frequently once CT-4 and CT-5 were installed. A significant number of HELCO’s customers experienced rolling blackouts on two occasions in 2002 due to unplanned generating unit outages.

Integrated resource planning and requirements for additional generating capacity

As a result of a proceeding initiated in 1990, the Public Utilities Commission of the State of Hawaii (PUC) issued an order in 1992 requiring the energy utilities in Hawaii to develop integrated resource plans (IRPs). The goal of integrated resource planning is the identification of demand- and supply-side resources and the integration of these resources for meeting near- and long-term consumer energy needs in an efficient and reliable manner at the lowest reasonable cost. In its 1992 order, the PUC adopted a “framework,” which established both the process and the guidelines for developing IRPs. The PUC’s framework directs that each plan cover a 20-year planning horizon with a five-year program implementation schedule and states that the planning cycle will be repeated every three years. Under the framework, the PUC may approve, reject or require modifications of the utilities’ IRPs.

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

In October 2001, HECO and the Consumer Advocate finalized agreements, subject to PUC approval, under which HECO’s three commercial and industrial DSM programs and two residential DSM programs would be continued until HECO’s next rate case, which, under the agreements, HECO committed to file using a 2003 or 2004 test year and following the PUC’s rules for determining the test year. Under the agreements, HECO will cap the recovery of lost margins and shareholder incentives if such recovery would cause HECO to exceed its current authorized return on rate base. HECO also agreed it will not pursue the continuation of lost margins recovery and shareholder incentives through a surcharge mechanism in future rate cases. Consistent with the HECO agreements, in October 2001, HELCO and MECO reached agreements with the Consumer Advocate and filed requests to continue their four existing DSM programs. See “Other regulatory matters—Demand-side management programs—agreements with the Consumer Advocate” at page 9 in HECO’s MD&A. All of the electric utilities’ existing DSM programs are energy efficiency programs designed to reduce the consumption of electricity.

In August 2000, pursuant to a stipulation filed by the electric utilities and the parties in the IRP cost proceedings, the PUC issued an order allowing the electric utilities to begin recovering the 1995 through 1999 incremental IRP costs, subject to refund with interest, pending the PUC’s final decision and order (D&O) approving recovery of each respective year’s incremental IRP costs. The Consumer Advocate has objected to the recovery of $1.9 million (before interest) of the $8.5 million of incremental IRP costs incurred during the 1995-1998 and 2001 period, and the PUC’s decision is pending on this matter. The Consumer Advocate has not yet filed its position on the recovery of the $1.5 million of integrated resource planning costs the electric utilities incurred from 1999 through 2000. Procedural schedules for the IRP cost proceedings have been established with respect to the 1999-2003 IRP costs.

The electric utilities have completed the recovery of their respective 1995 through 2000 incremental IRP costs through a surcharge on customer bills, subject to refund with interest.

In addition, HECO completed the recovery of its 2001 incremental IRP costs in June 2002, subject to refund with interest. MECO is scheduled to complete the recovery of its 2001 incremental IRP costs by August 2003. As of December 31, 2002, the amount of revenues the electric utilities recorded for IRP cost recoveries, subject to refund with interest, amounted to $16 million. HECO and MECO expect to begin recovering their incremental 2002 IRP costs, subject to refund with interest pending a final D&O, following the filing of actual 2002 costs (which is expected to occur in late March or early April 2003).

In early 2001, the PUC issued its final D&O in the HELCO 2000 test year rate case, in which the PUC concluded that it is appropriate for HELCO to recover its IRP costs through base rates (and included an estimated amount for such costs in HELCO’s test year revenue requirements) and to discontinue recovery of incremental IRP costs through the separate surcharge. HELCO recovered its incremental IRP costs incurred in 2000, which were incurred prior to the final D&O in its rate case, through its surcharge. HELCO’s IRP costs incurred for 2001 and future years are recovered through HELCO’ s base rates. HELCO will continue to recover its DSM program costs, lost margins and shareholder incentives approved by the PUC in a separate surcharge.

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

HECO’s IRP. HECO filed its second IRP with the PUC in January 1998 and updated the status of its DSM and Supply Side Action Plans in July 1999. In January 2001, the parties to the proceeding filed a stipulation for PUC approval to expedite the proceeding and the PUC approved the stipulation, closed the docket and ordered HECO to submit its IRP annual evaluation report and program implementation schedule by October 2002 (subsequently extended to December 2002) and its next IRP by October 2005, as stipulated. The PUC also ordered HECO to immediately notify it in writing if HECO requires additional generation prior to the 2009 time frame.

In December 2002, HECO filed with the PUC its IRP evaluation report, updating the second IRP to reflect the latest sales and fuel forecasts and updated key planning assumptions.

On the supply side, HECO’s updated second IRP focused on the planning for the next generating unit addition in the 2009 time frame—a 107 MW simple-cycle combustion turbine. A second 107 MW simple-cycle combustion turbine is scheduled to be added in 2015, and in 2016 a conversion unit 105 MW steam turbine is scheduled to be added to create a dual-train combined-cycle unit. In addition, pursuant to HECO’s generation asset management program, all existing generating units are currently planned to be operated (future environmental considerations permitting) beyond the 20-year IRP planning period (1998-2017).

On the demand side, in November 2001, the PUC issued two D&Os allowing HECO to temporarily continue its five energy efficiency DSM programs until its next rate case. The five energy efficiency DSM programs are designed to reduce the rate of increase in Oahu’s energy use, defer construction of new generating units, minimize the state’s use of oil, and achieve savings for utility customers who participate in the programs. The energy efficiency DSM programs include incentives for customers to install efficient lighting, refrigeration, water-heating and air-conditioning equipment and industrial motors. HECO’s updated second IRP includes two load management programs scheduled for implementation in 2004 (i.e., a Dispatchable Commercial and Industrial Load Program and a Residential Direct Load Control Program). HECO plans to file applications with the PUC requesting approval of these two load management programs by the second quarter of 2003.

MECO’s IRP. MECO filed its second IRP with the PUC in May 2000. A stipulated prehearing order was approved by the PUC in October 2000. The parties filed individual Statements of Position in May 2001. MECO plans to work with the parties to the proceeding and attempt to reach a stipulation for PUC approval to expedite the proceeding, close the docket, and establish a schedule for MECO’s next IRP.

MECO’s second IRP identified changes in key forecasts and assumptions since the development of MECO’s initial IRP. On the supply side, MECO’s second IRP focused on the planning for the installation of approximately 150 MW of additional generation through the year 2020 on the island of Maui, including 38 MW of generation at its Maalaea power plant site in increments from 2000-2005, 100 MW at its new Waena site in increments from 2007-2018, beginning with a 20 MW combustion turbine in 2007, and 10 MW from the acquisition of a wind resource in 2003 (currently, MECO expects to receive 20 MW of wind energy in 2004). Approximately 4 MW of additional generation through the year 2020 is planned for each of the islands of Lanai and Molokai. MECO completed the installation of the second 20 MW increment at Maalaea in September 2000, and the final increment of 18 MW, which was originally expected to be installed in 2005, is currently expected to be installed in early 2006 (assuming receipt in early 2004 of the necessary air permit, for which an application was submitted in December 2001).

On the demand side, in November 2001 the PUC issued a D&O allowing MECO to continue temporarily its four existing energy efficiency DSM programs, which are similar in design to HECO’s programs. MECO’s IRP included plans for a new energy efficiency DSM program and two new load management DSM programs. MECO does not plan to proceed with a new energy efficiency DSM program at this time, and MECO is in the process of evaluating the load management DSM programs, and will determine at a later date the need for and timing of filing load management DSM program applications.

HELCO’s IRP. In September 1998, HELCO filed with the PUC its second IRP, which was updated in March 1999 and revised in June 1999. A schedule for the proceeding was approved by the PUC, and the parties to the proceeding completed two rounds of discovery. HELCO plans to work with the parties to the proceeding and, similar to HECO’s IRP, attempt to reach a stipulation for PUC approval to expedite the proceeding, close the docket, and establish a schedule for HELCO’s next IRP annual evaluation report and program implementation schedule and its next IRP.

The second IRP identified changes in key forecasts and assumptions since the development of HELCO’s initial IRP. On the supply side, HELCO’s second IRP focused on the planning for generating unit additions after near-term additions. Due to delays in adding new generation, the near-term additions proposed in HELCO’s second IRP included installing two 20 MW combustion turbines (CTs) at its Keahole power plant site and proceeding in parallel with a power purchase agreement (PPA) with Hamakua Energy Partners, L.P. (Hamakua Partners, formerly Encogen Hawaii, L.P.) for a 60 MW (net) dual-train combined-cycle (DTCC) facility.

The Hamakua Partners PPA was approved in 1999 and its DTCC facility was completed in December 2000. (See the discussion of HELCO power purchase agreements in “Nonutility generation.”) The two Keahole CTs, which were the first two phases of a planned 56 MW (net) DTCC unit, have been delayed. (See “HELCO power situation” in Note 11 of HECO’s Consolidated Financial Statements.) A PPA with Hilo Coast Power Company (HCPC) for 18 MW of firm capacity terminated at the end of 1999, but HELCO now purchases 22 MW of firm capacity from HCPC’s coal-fired facility under a new PPA, as a result of the delays in adding new generation. HELCO also has deferred the retirements of some of its older generating units. If CT-4 and CT-5 are installed, this would extend the target date for the third phase of its DTCC unit or other firm capacity additions until sometime after 2012. The timing of the need for additional new generation may change, however, based on factors such as the availability of permitting for the Keahole installations, the condition of the units whose retirements have been deferred, and the status of the nonutility generators providing firm capacity, including Puna Geothermal Venture (PGV) and HCPC. (See the discussion of HELCO power purchase agreements in “Nonutility generation.”)

On the demand side, in December 2001 the PUC issued a D&O allowing HELCO to continue temporarily its four existing energy efficiency DSM programs, which are similar in design to HECO’s programs.

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

Nonutility generation

The Company has supported state and federal energy policies which encourage the development of alternate energy sources that reduce the use of fuel oil. The Company’s alternate energy sources range from wind, geothermal and hydroelectric power, to energy produced by the burning of bagasse (sugarcane waste) and municipal waste and coal.

HECO PPAs. HECO currently has three major PPAs. In March 1988, HECO entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc. (AES Hawaii)), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended in August 1989, provides that, for a period of 30 years beginning September 1992, HECO will purchase 180 MW of firm capacity. The AES Hawaii 180 MW coal-fired cogeneration plant, which became operational in September 1992, utilizes a “clean coal” technology. The facility is designed to sell sufficient steam to be a “Qualifying Facility” (QF) under the Public Utility Regulatory Policies Act of 1978 (PURPA). Under the amended PPA, AES Hawaii must obtain certain consents from HECO prior to entering into any arrangement to refinance the facility. HECO and AES Hawaii are in discussions regarding a possible refinancing of the facility by AES Hawaii, and concerning the terms upon which HECO would be willing to consent to the proposed refinancing. A letter of intent has been signed, but by its terms it is non-binding and the parties are proceeding to negotiate definitive documents. The arrangements addressed in the letter of intent contemplate that HECO will receive consideration for its consent, primarily in the form of a PPA amendment that will benefit ratepayers. If definitive documents acceptable to both parties are negotiated, they will be subject to several conditions, including PUC approval of the PPA amendment, and completion of the proposed refinancing.

In October 1988, HECO entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership whose sole general partner was an indirect, wholly-owned subsidiary of ASEA Brown Boveri, Inc. (ABB), which has guaranteed certain of Kalaeloa’s obligations and, through affiliates, contracted to design, build, operate and maintain the facility. The agreement with Kalaeloa, as amended, provides that HECO will purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991. The Kalaeloa facility, which was completed in the second quarter of 1991, is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine that utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a QF. As of February 28, 1997, the ownership of Kalaeloa was restructured so that 1% was owned by the ABB subsidiary as the general partner and 99% was owned by Kalaeloa Investment Partners (KIP) as the limited partner. KIP is a limited partnership comprised of PSEG Hawaiian Management, Inc. and PSEG Hawaiian Investment, Inc. (nonregulated affiliates of Public Service Enterprise Group Incorporated) and Harbert Power Corporation. Subsequently, HECO consented to, and the PUC approved of, the transfer of the general partner partnership interest from the ABB subsidiary to an entity affiliated with the owners of KIP.

HECO also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu with respect to a refuse-fired plant (H-POWER). The H-POWER facility began to provide firm energy in 1990 and currently supplies HECO with 46 MW of firm capacity. The firm capacity amendment provides that HECO will purchase firm capacity until mid-2015.

HECO purchases energy on an as-available basis from two nonutility generators, which are diesel-fired qualifying cogeneration facilities at the two oil refineries (10 MW and 18 MW) on Oahu. HECO previously purchased energy on an as-available basis from an approximately 3 MW combustion turbine fired by methane gas from a landfill. In March 2002, the combustion turbine suffered a major failure. In July 2002, the owner of the facility requested that HECO terminate the PPA and HECO agreed.

The PUC has approved and allowed rate recovery for the firm capacity and purchased energy costs related to HECO’s three major PPAs that provide a total of 406 MW of firm capacity, representing 24% of HECO’s total generating and firm purchased capacity on the island of Oahu as of December 31, 2002. The PUC also has approved and allowed rate recovery for the purchased energy costs related to HECO’s as-available energy PPAs.

MECO and HELCO power purchase agreements. As of December 31, 2002, MECO and HELCO had PPAs for 16 MW (includes 4 MW of system protection) and 88 MW of currently available firm capacity, respectively.

MECO has a PPA with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. The HC&S generating units primarily burn bagasse (sugar cane waste) along with secondary fuels of oil or coal. In March 1998, an HC&S unit failed and HC&S lost 10 MW of generating capacity. HC&S replaced the unit and put it into operation in the second quarter of 2000. HC&S, however, has had some difficulties in meeting its contractual obligations to MECO in 2000, 2001 and 2002 due to operational constraints that led to several claims of force majeure by HC&S. The constraints have been primarily due to an extended drought condition on Maui that impacts HC&S’ irrigation pumping load for its sugar cane operations. There has also been a higher than normal reduction in energy produced due to other equipment outages. With the completion of some maintenance activities and the easing of drought conditions, HC&S returned to full contract capacity of 16 MW in late October 2002. On January 23, 2001, MECO rescinded a December 27, 1999 PPA termination notice that it had sent to HC&S and agreed with HC&S that neither party would issue to the other a notice of termination prior to the end of 2002. On June 14, 2002, MECO and HC&S agreed that neither party will give written notice of termination under the terms of the PPA, such that the PPA terminates prior to December 31, 2007. As a result, the PPA remains in force and effect through December 31, 2007, and from year to year thereafter, subject to termination on or after December 31, 2007 on not less than two years’ prior written notice by either party.

HELCO has a 35-year PPA with Puna Geothermal Venture (PGV) for 30 MW of firm capacity from its geothermal steam facility expiring on December 31, 2027. PGV’s output has been in decline since the middle of 2002 and PGV was able to produce only about 6 MW of firm capacity in 2002 compared to the 30 MW the company contracted to provide to HELCO. The loss of generation has been attributed to blockage of a source well due to a failed liner 5,000 feet below the earth’s surface and decreasing steam quality emanating from one of its source wells. PGV completed drilling an additional source well in February 2003, and converted the blocked source well into an injection well in early March 2003. The new injection well was tested and reached capacity levels of between 20 to 25 MW. PGV is in the process of obtaining a permit from the DOH for the new injection well. Without the new injection well, PGV is currently producing only about 10 to 11 MW due to the high brine content coming from the new source well. PGV is assessing whether to drill another source well or to install new generation equipment geared to utilize the excess brine. While PGV indicates it is seeking options to restore its 30 MW commitment to HELCO as soon as possible, HELCO cannot predict when PGV will reach its contractual commitment.

On October 4, 1999, HELCO entered into a PPA with HCPC effective January 1, 2000 through December 31, 2004, subject to early termination by HELCO after two years, whereby HELCO purchases 22 MW of firm capacity from HCPC’s coal-fired facility. The PPA extends for one-year periods thereafter, unless terminated prior to an extension period. The PPA was amended on November 5, 1999. The PUC approved the PPA, as amended, on December 7, 1999.

In October 1997, HELCO entered into an agreement with Encogen, a limited partnership whose general partners at the time were wholly-owned special-purpose subsidiaries of Enserch and Jones Capital Corporation. Enserch Corporation and J.A. Jones, Inc., the parent companies of Enserch and Jones Capital Corporation, respectively, guaranteed certain of Encogen’s obligations. The agreement provides that HELCO will purchase up to 60 MW (net) of firm capacity for a period of 30 years. The DTCC facility, which primarily burns naphtha, consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines. The facility is designed to sell sufficient steam to be a QF. The PUC approved the agreement on July 14, 1999. On November 8, 1999, HELCO entered into a PPA Novation with Encogen and Hamakua Partners, which recognizes the transfer of the obligations of Encogen under the PPA to Hamakua Partners. Hamakua Partners was formed as result of the sale of the general partner and limited partner partnership interests of Enserch to entities affiliated with TECO Energy Inc., which is a Florida-based energy company and parent company of Tampa Electric Company, a regulated electric utility. TECO Energy Inc. has replaced the guarantee of Enserch Corporation of certain of Hamakua Partners’ obligations. On August 12, 2000, Hamakua Partners began providing HELCO with firm capacity from the first phase of a two-phase construction completion schedule. On December 31, 2000, Hamakua Partners began providing firm capacity from the entire facility, following completion of the second phase of construction. In June 2001, Hamakua Partners demonstrated 60 MW output from the facility. Subsequently, the output deteriorated due to technical problems in the steam turbine. Hamakua Partners has since resolved its nozzle plugging problems, but due to high nitrogen oxide emissions and high steam turbine vibration problems, the output has been limited to 55-57 MW in early 2003. Hamakua Partners has requested outages to correct the problems and HELCO has tentatively scheduled the outages for March and April 2003.

HELCO purchases energy on an as-available basis from a number of nonutility generators. The largest include an 11 MW run-of-the-river hydroelectric facility and a 7 MW wind facility. Apollo Energy Corporation (Apollo), the owner of the wind facility, has an existing contract to provide HELCO with as-available windpower through June 29, 2002 (and extending thereafter until terminated by HELCO or Apollo). Apollo filed a petition for hearing with the PUC on April 28, 2000, alleging that it had unsuccessfully attempted to negotiate a new power purchase agreement with HELCO. Apollo had offered to repower its existing 7 MW facility by the end of 2000 and to install additional wind turbines, up to a total allowed capacity of 15 MW, by the end of 2001. The parties agreed to limit to four issues the matters being presented to the PUC for guidance: whether Apollo is entitled to capacity payments; whether Apollo is entitled to a minimum purchase rate; whether certain performance standards should apply; and whether HELCO’s proposed dispute resolution provision should apply. A hearing on these issues was held on October 3 to 5, 2000. On May 30, 2001, the PUC issued a D&O in which it ordered HELCO and Apollo to continue to negotiate a PPA, consistent with the terms of the D&O, and to submit by August 13, 2001 either a finalized PPA or status reports informing the PUC of matters preventing finalization of a PPA. HELCO and Apollo were unable to agree to a PPA by August 13, 2001, and each submitted a status report. The parties continued to negotiate in 2002, but, final agreement has not been reached on various technical issues. Throughout 2002, the PUC has been kept informed through submittal of status of negotiations letters.

On August 17, 1999, HELCO entered into a PPA with Kahua Power Partners LLC (KPP) for the purchase of as-available energy from KPP’s proposed 10 MW windfarm. The PPA was amended by Amendment No. 1 dated April 4, 2000. The PUC approved the PPA, as amended, on June 1, 2001. KPP has not begun construction of its windfarm. GE Wind Energy completed the acquisition of certain assets of Enron Wind Corporation in May 2002, including the proposed KPP project. GE Wind Energy and Hawi Renewable Development Inc. (HRD) have since indicated they are in discussions to sell the windfarm project to HRD.

On January 8, 2001, HELCO entered into a PPA with HRD for the purchase of as-available energy from HRD’s proposed 5 MW windfarm. An amendment to the PPA was completed on April 30, 2002. The PPA, as amended, was approved by the PUC on January 14, 2003. Due to transmission line limitations, the output of HRD would be limited to 3 MW, if the KPP windfarm is connected to the electric grid through the same 34.5 kV line. HELCO and HRD are in negotiations for a new PPA, under which HRD would sell energy from an expanded windfarm (approximately 10.6 MW) at the proposed windfarm site, if the KPP project is cancelled.

The PUC has approved and allowed rate recovery for the firm capacity and purchased energy costs for MECO’s and HELCO’s approved firm capacity and as-available energy PPAs.

Fuel oil usage and supply

The rate schedules of the Company’s electric utility subsidiaries include energy cost adjustment (ECA) clauses under which electric rates (and consequently the revenues of the electric utility subsidiaries generally) are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. See discussion below under “Rates,” and “Regulation of electric utility rates” and “Electric utility revenues” in HECO’s MD&A.

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

In December 1997, HECO executed contracts for the purchase of LSFO and the use of certain fuel distribution facilities with Chevron Products Company (Chevron) and Tesoro Hawaii Corp. dba BHP Petroleum Americas Refining Inc. (Tesoro). These fuel supply and facilities operations contracts have a term of seven years commencing January 1, 1998. The PUC approved the contracts and permits the inclusion of costs incurred under these contracts in HECO’s ECA clauses. HECO pays market-related prices for fuel supplies purchased under these agreements.

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

See the fuel oil commitments information set forth in the “Fuel contracts” section in Note 11 to HECO’s Consolidated Financial Statements.

The following table sets forth the average cost of fuel oil used by HECO, MECO and HELCO to generate electricity in the years 2002, 2001 and 2000:

	HECO		MECO		HELCO		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2002	27.95	442.3	32.78	548.5	30.58	496.7	29.10	466.4
2001	31.90	508.3	40.00	670.0	31.96	514.8	33.49	539.3
2000	31.63	503.1	38.91	651.0	35.37	577.1	33.44	538.5

The average per-unit cost of fuel oil consumed to generate electricity for HECO, MECO and HELCO reflects a different volume mix of fuel types and grades. In 2002, over 99% of HECO’s generation fuel consumption consisted of LSFO. The balance of HECO’s fuel consumption was diesel. Diesel made up approximately 73% of MECO’s and 32% of HELCO’s fuel consumption. MSFO made up the remainder of the fuel consumption of MECO and HELCO. In general, MSFO is the least costly fuel, diesel is the most expensive fuel and the price of LSFO falls between the two on a per-barrel basis. Even though the average price per barrel was lower in 2002 than 2001, the prices of LSFO, MSFO and diesel trended higher during 2002 from the level prevailing at the end of 2001. The utilities’ price for MSFO averaged approximately 3% above the average price in 2001, while the price for LSFO and diesel averaged approximately 7% and 16%, respectively below the average price in 2001.

In December 2000, HELCO and MECO executed contracts of private carriage with Hawaiian Interisland Towing, Inc. (HITI) for the shipment of MSFO and diesel supplies from their fuel suppliers’ facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively, commencing January 1, 2002. These contracts were the result of a competitive bidding process and provide for the employment of a new double-hull bulk petroleum barge at freight rates approximately the same as prevailed under predecessor transportation contracts with HITI. The new barge entered utility service in March 2002. The contracts are for an initial term of 5 years with options for three additional 5-year extensions. On December 10, 2001, the PUC approved these contracts and issued a final order that permits HELCO and MECO to include the fuel transportation and related costs incurred under the provisions of these agreements in their respective ECA clauses.

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

The prices that HECO, MECO and HELCO pay for purchased energy from nonutility generators are generally linked to the price of oil. The AES Hawaii energy prices vary primarily with an inflation indicator. The energy prices for Kalaeloa, which purchases LSFO from Tesoro, vary primarily with world LSFO prices. The H-POWER, HC&S, PGV and HCPC energy prices are based on the electric utilities’ respective PUC-filed short-run avoided energy cost rates (which vary with their respective composite fuel costs), subject to minimum floor rates specified in their approved PPAs. The Hamakua Partners energy prices vary primarily with HELCO’s diesel costs.

The Company estimates that 77% of the net energy generated and purchased by HECO and its subsidiaries in 2003 will be generated from the burning of oil. Increases in fuel oil prices are passed on to customers through the electric utility subsidiaries’ ECA clauses. Failure by the Company’s oil suppliers to provide fuel pursuant to the supply contracts and/or substantial increases in fuel prices could adversely affect consolidated HECO’s and the Company’s financial condition, results of operations and/or liquidity. HECO, however, maintains an inventory of fuel oil in excess of one month’s supply. HELCO and MECO maintain approximately a one month’s supply of both MSFO and diesel. The PPAs with AES Hawaii and Hamakua Partners require that they maintain certain minimum fuel inventory levels.

Transmission systems

HECO has 138 kilovolt (kv) transmission and 46 kv subtransmission lines. HELCO has 69 kv transmission and 34.5 kv subtransmission lines. MECO has 69 kv transmission and 23 kv subtransmission lines on Maui and 34.5 kv transmission lines on Molokai. Lanai has no transmission lines and uses 12 kv lines to distribute electricity. The electric utilities’ overhead and underground transmission and subtransmission lines, as well as their distribution lines, are uninsured because the amount of insurance available is limited and the premiums are extremely high.

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

HECO system. HECO serves Oahu’s electricity requirements with firm capacity generating units located in West Oahu (1,057 MW); Waiau, adjacent to Pearl Harbor (499 MW); and Honolulu (113 MW). HECO’s nonfirm power sources (approximately 28 MW) are located primarily in West Oahu. HECO transmits power to its service areas on Oahu through approximately 219 miles of overhead and underground 138 kv transmission lines (of which approximately 8 miles are underground) and approximately 570 miles of overhead and underground 46 kv subtransmission lines. See “Oahu transmission system” in HECO’s MD&A.

HELCO system. HELCO serves the island of Hawaii’s electricity requirements with firm capacity generating units located in West Hawaii (42 MW) and East Hawaii (196 MW). HELCO’s nonfirm power sources total 26 MW. HELCO transmits power to its service area on the island of Hawaii through approximately 468 miles of 69 kv overhead lines and approximately 173 miles of 34.5 kv overhead lines.

MECO system. MECO serves its electricity requirements with firm capacity generating units located on the island of Maui (250 MW), Molokai (12 MW) and Lanai (10 MW). MECO has no nonfirm power sources. MECO transmits and distributes power to its service area on the islands of Maui, Molokai and Lanai through approximately 128 miles of 69 kv overhead lines and approximately 10 miles of 34.5 kv overhead lines.

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

See “Regulation of electric utility rates,” “Recent rate requests” and “Electric utility revenues” in HECO’s MD&A.

Public Utilities Commission of the State of Hawaii

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

Most recent rate requests

HECO, HELCO and MECO initiate PUC proceedings from time to time to request electric rate increases to cover rising operating costs (e.g. purchased power) and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. As of March 10, 2003, the return on rate base (RORB) found by the PUC to be reasonable in the most recent final rate decision for each utility was 9.16% for HECO (D&O issued on December 11, 1995, based on a 1995 test year), 9.14% for HELCO (D&O issued on February 8, 2001, based on a 2000 test year) and 8.83% for MECO (amended D&O issued on April 6, 1999, based on a 1999 test year). For 2002, the actual simple average RORBs (calculated under the rate-making method and reported to the PUC) for HECO, HELCO and MECO were 8.94%, 9.15% and 8.83%, respectively. In 2002, MECO’s revenues from shareholder incentives were $0.7 million lower than the amount that would have been recorded if MECO had not agreed to cap such incentives when its authorized return on rate base was exceeded. Also in 2002, HELCO slightly exceeded its authorized return on rate base. In 2002, HECO did not exceed its authorized return on rate base.

Hawaiian Electric Company, Inc.

In December 1993, HECO filed a request to increase rates based on a 1995 test year. HECO requested a 4.1% increase (as revised), or $28.2 million in annual revenues, based on a 13.25% return on average common equity (ROACE). In December 1995, HECO received a final D&O authorizing a 1.3%, or $9.1 million, increase in annual revenues, based on a 1995 test year and an 11.4% ROACE. HECO has not subsequently initiated a rate case, but in 2001 it agreed to initiate a rate case using a 2003 or 2004 test year. Also, see “Recent rate requests—Hawaiian Electric Company, Inc.” in HECO’s MD&A.

Hawaii Electric Light Company, Inc.

In early 2001, HELCO received a final D&O from the PUC authorizing an $8.4 million, or 4.9% increase in annual revenues, effective February 15, 2001 and based on an 11.50% ROACE. The D&O included in rate base $7.6 million for pre-air permit facilities needed for the delayed Keahole power plant expansion project that the PUC had also found to be used or useful to support the existing generating units at Keahole. The timing of a future HELCO rate increase request to recover costs relating to the delayed Keahole power plant expansion project, i.e., adding two combustion turbines (CT-4 and CT-5) at Keahole, including the remaining cost of pre-air permit facilities, will depend on future circumstances. See “Certain factors that may affect future results and financial condition–Other regulatory and permitting contingencies” in HECO’s MD&A and “HELCO power situation” in Note 11 of HECO’s Consolidated Financial Statements.

On June 1, 2001, the PUC issued an order approving a new standby service rate schedule rider for HELCO. The standby service rider issue had been bifurcated from the rest of the rate case. The rider provides the rates, terms and conditions for obtaining backup and supplemental electric power from the utility when a customer obtains all or part of its electric power from sources other than HELCO.

Maui Electric Company, Limited

In January 1998, MECO filed a request to increase rates, based on a 1999 test year, primarily to recover costs relating to the addition of generating unit M17 in late 1998. In November 1998, MECO revised its requested increase to 11.9%, or $16.4 million, in annual revenues, based on a 12.75% ROACE. In April 1999, MECO received an amended final D&O from the PUC which authorized an 8.2%, or $11.3 million, increase in annual revenues, based on a 1999 test year and a 10.94% ROACE. The timing of a future MECO rate increase cannot be determined at this time.

Regulatory asset related to Barbers Point Tank Farm project costs

See Note 6 to HECO’s Consolidated Financial Statements.

Competition

In December 1996, the PUC instituted a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See “Competition” in HECO’s MD&A. Management cannot predict what changes, if any, may result from these efforts or what impact, if any, the changes may have on the Company’s or consolidated HECO’s financial condition, results of operations or liquidity.

Electric and magnetic fields

Research on potential adverse health effects from exposure to electric and magnetic fields (EMF) continues. To date, no definite relationship between EMF and health risks has been clearly demonstrated. In 1996, the National Academy of Sciences examined more than 500 studies and stated that “the current body of evidence does not show that exposure to EMFs presents a human-health hazard.” An extensive study released in 1997 by the National Cancer Institute and the Children’s Cancer Group found no evidence of increased risk for childhood leukemia from EMF. In 1999, the National Institute of Environmental Health Sciences Director’s Report concluded that while EMF could not be found to be “entirely safe,” the evidence of a health risk was “weak” and did not warrant “aggressive” regulatory actions.

While EMF has not been established as a cause of any health condition, there were important developments in 2002. EMF was formally classified as a possible human carcinogen in reports from two major public health organizations—the International Agency for Research on Cancer (IARC) and the California Department of Health Services (CDHS). The full implications of the IARC and CDHS reports remain to be seen. This does not mean that EMF has been established as a cause of childhood leukemia or any other cancer. The reports, however, may raise the profile of the EMF issue for electric utilities.

HECO and its subsidiaries are monitoring the research and continue to participate in utility industry funded studies on EMF and, where technically feasible and economically reasonable, continue to reduce EMF in the design and installation of new transmission and distribution facilities. Management cannot predict the impact, if any, the EMF issue may have on HECO, HELCO and MECO in the future.

Legislation

See “Legislation” in HECO’s MD&A.

State of Hawaii, ex rel., Bruce R. Knapp, Qui Tam Plaintiff, and Beverly Perry, on behalf of herself and all others similarly situated, Class Plaintiff, vs. The AES Corporation, AES Hawaii, Inc., HECO, and HEI

On April 22 and 23, 2002, HECO and HEI, respectively, were served with a complaint filed in the Circuit Court for the First Circuit of Hawaii which alleges that the State of Hawaii and HECO’s other customers have been overcharged for electricity as a result of alleged excessive prices in the amended power purchase agreement (Amended PPA) between defendants HECO and AES Hawaii, Inc. (AES-HI). AES-HI is a subsidiary of The AES Corporation (AES), which guarantees certain obligations of AES-HI under the Amended PPA.

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

The Complaint alleges that HECO’s payments to AES-HI for power, based on the prices, terms and conditions in the PUC-approved Amended PPA, have been “excessive” by over $1 billion since September 1992, and that approval of the Amended PPA was wrongfully obtained from the PUC as a result of alleged misrepresentations and/or material omissions by the defendants, individually and/or in conspiracy, with respect to the estimated future costs of the Amended PPA versus the costs of hypothetical HECO-owned units. The Complaint included four claims for relief or causes of action: (1) violations of Hawaii’s Unfair and Deceptive Practices Act, (2) unjust enrichment/restitution, (3) fraud and (4) violation of Hawaii’s False Claim Act, otherwise known as qui tam claims (asserting that the State declined to take over the action). The Complaint sought treble damages, attorneys’ fees, rescission of the Amended PPA and punitive damages against HECO, HEI, AES-HI and AES.

On May 22, 2002, AES, with the consent of HECO and HEI, removed the case to the U.S. District Court for the District of Hawaii (District Court) on the ground that the action arises under and is completely preempted by the Public Utility Regulatory Policies Act of 1978.

On June 12, 2002, HECO and HEI filed a motion to dismiss the complaint on the grounds that the plaintiffs’ claims either arose prior to enactment of the Hawaii False Claims Act, which does not have retroactive application, or are barred by the applicable statutes of limitations. AES also filed a motion to dismiss, on the same and additional grounds.

Plaintiffs moved to remand the case to state court on June 21, 2002. On November 14, 2002, the District Court Judge remanded the case back to state court and denied plaintiffs’ request for attorneys’ fees and costs.

On December 20, 2002, HECO and HEI re-filed their motion to dismiss the complaint. AES joined in the motion. At a hearing on the motion in early 2003, the First Circuit Court ordered dismissal of the qui tam claims relating to actions prior to May 26, 2000, the effective date of the Hawaii False Claims Act, on the ground that the Act did not have retroactive application. Subsequently, the First Circuit Court issued a minute order dismissing Plaintiffs’ claims for (1) violations of Hawaii’s Unfair and Deceptive Practices Act, (2) unjust enrichment/restitution and (3) fraud, which claims were purportedly brought as a class action, on the ground that all of these claims were barred by the applicable statutes of limitations.

As a result of the Circuit Court’s ruling, the only claim that appears to remain is under the Hawaii False Claims Act based on allegations that false bills or claims were submitted to the State after May 26, 2000. Under the False Claims Act, a defendant may be liable to a qui tam plaintiff for treble damages, plus civil penalties of a minimum of $5,000 for each false claim, plus attorneys’ fees and costs incurred in the action. The Plaintiffs appear to claim that each monthly bill submitted to each state agency and office on Oahu constitutes a separate false claim. In early 2003, AES filed a motion to dismiss the remaining claims under the Hawaii False Claims Act, on the grounds that: 1) PURPA precludes judicial review of the PUC decision that approved the AES contract; 2) plaintiffs failed to pursue and exhaust administrative remedies; and 3) PURPA preempts challenges to rates established by the PUC in approving the AES contract.

Management intends to vigorously defend the lawsuit.

Commitments and contingencies

See “Certain factors that may affect future results and financial condition–Other regulatory and permitting contingencies” in HECO’s MD&A and Note 11 to HECO’s Consolidated Financial Statements for a discussion of important commitments and contingencies not discussed herein, including (but not limited to) HELCO’s Keahole power situation and HECO’s Kamoku-Pukele transmission line.

Bank—American Savings Bank, F.S.B.

General

ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 2002, ASB was the third largest financial institution in the State of Hawaii with total assets of $6.3 billion and deposits of $3.8 billion. In 2002, the bank’s revenues amounted to approximately 24% of HEI’s consolidated revenues.

HEI agreed with the Office of Thrift Supervision’s (OTS) predecessor regulatory agency that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital was limited to a maximum aggregate amount of approximately $65.1 million. At December 31, 2002, HEI’s maximum obligation to contribute additional capital has been reduced to approximately $28.3 million because of additional capital contributions of $36.8 million by HEI to ASB since the acquisition, exclusive of capital contributions made in connection with ASB’s acquisition of most of the Hawaii operations of Bank of America, FSB (BoA) (see below). ASB is subject to OTS regulations on dividends and other distributions applicable to financial institutions regulated by the OTS.

Effective December 6, 1997, ASB acquired certain loans and other assets and assumed certain deposits and other liabilities of the Hawaii operations of BoA pursuant to a Purchase and Assumption Agreement executed on May 26, 1997, as amended. ASB used the purchase method of accounting to account for the transaction. In this transaction, ASB assumed liabilities with an estimated fair value of $1.7 billion and paid a $0.1 billion premium on certain transferred deposit liabilities. The estimated fair value of tangible and intangible assets acquired, including cash of $0.8 billion, amounted to $1.8 billion. ASB recorded the excess of the purchase price over the estimated fair value of the identifiable net assets acquired of $72 million as goodwill and recorded the core deposit premium of approximately $20 million as an intangible asset. The accounting treatment for goodwill and other intangible assets has changed for 2002 and subsequent years such that goodwill is no longer amortized, but other intangible assets continue to be amortized, and goodwill and other intangible assets are reviewed for impairment at least annually. See “Goodwill and other intangible assets” in Note 1 of HEI’s Consolidated Financial Statements.

ASB’s earnings depend primarily on its net interest income—the difference between the interest income earned on interest-earning assets (loans receivable and investment and mortgage-related securities) and the interest expense incurred on interest-bearing liabilities (deposit liabilities and borrowings, including advances from the Federal Home Loan Bank (FHLB) of Seattle and securities sold under agreements to repurchase).

For additional information about ASB, see the sections under “Bank” in HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and Note 4 to HEI’s Consolidated Financial Statements.

The following table sets forth selected data for ASB for the years indicated:

	Years ended December 31,
	2002	2001	2000
Common equity to assets ratio
Average common equity divided by average total assets [1]	7.20%	6.65%	6.22%
Return on assets
Net income for common stock divided by average total assets [1,2]	0.92	0.81	0.68
Return on common equity
Net income for common stock divided by average common equity [1,2]	12.7	12.3	11.0
Tangible efficiency ratio
Total general and administrative expenses divided by net interest income and other income	58	56	57

[1]

Average balances calculated using the average daily balances during 2002 and 2001 (except for return on common equity, which is calculated using the average month-end balance) and the average month-end balances during 2000.

[2]

In 2001 and 2000, net income includes amortization of goodwill and other intangibles. In 2002, goodwill is no longer amortized, but other intangibles are still amortized, and goodwill and other intangibles are tested for impairment at least annually.

Consolidated average balance sheet

The following table sets forth average balances of ASB’s major balance sheet categories for the years indicated. Average balances have been calculated using the daily average balances during 2002 and 2001 and the average month-end balances during 2000.

	Years ended December 31,
(in thousands)	2002	2001	2000
Assets
Investment securities	$246,321	$308,712	$287,906
Mortgage-related securities	2,654,302	2,345,630	2,058,706
Loans receivable, net	2,844,341	2,963,521	3,215,879
Other	392,338	391,040	380,609

	$6,137,302	$6,008,903	$5,943,100

Liabilities and stockholder’s equity
Savings deposits	$2,394,435	$2,059,486	$2,007,787
Term certificates	1,323,118	1,578,650	1,529,525
Other borrowings	1,770,831	1,778,766	1,880,952
Other	132,223	117,366	80,262
Stockholder’s equity	516,695	474,635	444,574

	$6,137,302	$6,008,903	$5,943,100

In 2002, the increase in the average balance for mortgage-related securities was due to the exchange of loans for $0.4 billion of mortgage-related securities in 2001 and the investment of excess liquidity into mortgage-related securities. In 2002, the decrease in the average balance for loans receivable was due to the exchange of loans for mortgage-related securities in 2001 and the high loan prepayments in 2002 as result of the low interest rate environment. In 2002, the increase in savings deposits and the decrease in term certificates were due to ASB’s efforts in attracting low costing core deposits and depositors not willing to have their funds invested for long periods of time at current interest rates as the low interest rate environment has brought term certificate interest rates down near core deposit interest rates. In 2001, mortgage-related securities increased and loans receivable decreased largely because ASB exchanged loans for $0.4 billion of mortgage-related securities. The decreases in the average balances of other borrowings were due to the payoff of maturing borrowings with funds from deposit inflows.

Asset/liability management

See HEI’s “Quantitative and Qualitative Disclosures about Market Risk” in HEI’s Annual Report.

Interest income and interest expense

See “Results of operations—Bank” in HEI’s MD&A in HEI’s Annual Report for a table of average balances, interest and dividend income, interest expense and weighted-average yields earned and rates paid for certain categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2002, 2001 and 2000.

The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted-average interest rate multiplied by prior year average portfolio balance) and (2) changes in volume (change in average portfolio balance multiplied by prior period rate). Any remaining change is allocated to the above two categories on a pro rata basis.

	Increase (decrease) due to
(in thousands)	Rate	Volume	Total
Year ended December 31, 2002 vs. 2001
Income from interest-earning assets
Loan portfolio	$(19,676)	$(9,100)	$(28,776)
Mortgage-related securities	(35,306)	18,377	(16,929)
Investments	(4,969)	(2,747)	(7,716)

	(59,951)	6,530	(53,421)

Expense from interest-bearing liabilities
Deposits	(35,062)	(7,838)	(42,900)
FHLB advances and other borrowings	(17,372)	(431)	(17,803)

	(52,434)	(8,269)	(60,703)

Net interest income	$(7,517)	$14,799	$7,282

Year ended December 31, 2001 vs. 2000
Income from interest-earning assets
Loan portfolio	$(2,867)	$(19,777)	$(22,644)
Mortgage-related securities	(19,981)	19,822	(159)
Investments	(2,269)	1,148	(1,121)

	(25,117)	1,193	(23,924)

Expense from interest-bearing liabilities
Deposits	(6,041)	3,380	(2,661)
FHLB advances and other borrowings	(16,352)	(6,277)	(22,629)

	(22,393)	(2,897)	(25,290)

Net interest income	$(2,724)	$4,090	$1,366

Other income

In addition to net interest income, ASB has various sources of other income, including fee income from servicing loans, fee income from financial products and services, fees on deposit accounts and other income. Other income totaled approximately $53.0 million in 2002, $45.0 million in 2001 and $27.3 million in 2000. The increase in other income for 2002 was due to increases in fee income from its debit and automated teller machines (ATM) cards resulting from ASB’s expansion of its debit card base and its introduction of new ATM services in 2001 as well as higher fee income from its deposit liabilities as a result of restructuring of deposit products. Increased fee income from Bishop Insurance Agency of Hawaii, Inc. (BIA) which was acquired in March 2001 also contributed to the increase in other income. Offsetting these increases were lower fee income on loans serviced for others as ASB recorded writedowns of its mortgage servicing rights due to faster prepayments on its servicing portfolio and a net loss of $0.6 million on the sale of securities compared to a net gain of $8.0 million in 2001. The increase in other income for 2001 was primarily due to a $8.0 million gain on sale of investment and mortgage-related securities, increases in fees from ATM and debit cards resulting from ASB’s expansion of its debit card base and its introduction of new check cashing ATMs, increases in fee income from its deposit liabilities as a result of restructuring of deposit products, fee income from BIA which was acquired in March 2001 and increases in revenues from sales of annuity products from American Savings Investment Services Corp.

Lending activities

General. Loans and mortgage-related securities of $5.7 billion represented 90.6% of total assets at December 31, 2002, compared to $5.2 billion, or 86.7%, and $5.3 billion, or 88.5%, at December 31, 2001 and 2000, respectively. ASB’s loan portfolio consists primarily of conventional residential mortgage loans, which are neither insured by the Federal Housing Administration nor guaranteed by the Veterans Administration.

The following tables set forth the composition of ASB’s loan and mortgage-related securities portfolio:

	December 31,
	2002		2001		2000
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total
Real estate loans [1]
Conventional (1-4 unit residential)	$2,389,852	41.70%	$2,294,372	44.02%	$2,758,667	52.23%
Commercial real estate	197,371	3.45	196,515	3.77	156,177	2.95

	2,587,223	45.15	2,490,887	47.79	2,914,844	55.18
Less
Deferred fees and discounts	(18,937)	(0.33)	(17,946)	(0.34)	(21,588)	(0.41)
Undisbursed loan funds	(21,412)	(0.37)	(22,910)	(0.45)	(17,559)	(0.33)
Allowance for loan losses	(23,708)	(0.42)	(26,085)	(0.50)	(24,800)	(0.47)

Total real estate loans, net	2,523,166	44.03	2,423,946	46.50	2,850,897	53.97

Other loans
Consumer and other loans	245,853	4.29	252,487	4.84	238,351	4.51
Commercial loans	247,114	4.31	197,333	3.79	134,784	2.55

	492,967	8.60	449,820	8.63	373,135	7.06
Less
Deferred fees and discounts	(416)	—	—	—	—	—
Undisbursed loan funds	(1)	—	(5)	—	(58)	—
Allowance for loan losses	(21,727)	(0.38)	(16,139)	(0.31)	(12,649)	(0.24)

Total other loans, net	470,823	8.22	433,676	8.32	360,428	6.82

Mortgage-related securities, net of discounts	2,736,679	47.75	2,354,849	45.18	2,070,827	39.21

Total loans and mortgage-related securities, net	$5,730,668	100.00%	$5,212,471	100.00%	$5,282,152	100.00%

[1]	Includes renegotiated loans. In 2001, ASB exchanged loans for $0.4 billion of mortgage-related securities.

	December 31,
	1999		1998
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans [1]
Conventional (1-4 unit residential)	$2,769,101	53.40%	$2,689,682	54.51%
Commercial real estate	170,663	3.29	198,530	4.03

	2,939,764	56.69	2,888,212	58.54
Less
Deferred fees and discounts	(24,083)	(0.46)	(21,229)	(0.43)
Undisbursed loan funds	(19,368)	(0.37)	(14,685)	(0.30)
Allowance for loan losses	(22,319)	(0.43)	(27,944)	(0.57)

Total real estate loans, net	2,873,994	55.43	2,824,354	57.24

Other loans
Consumer and other loans	244,933	4.72	253,232	5.13
Commercial loans	106,098	2.05	94,045	1.91

	351,031	6.77	347,277	7.04
Less
Deferred fees and discounts	—	—	(7)	—
Undisbursed loan funds	(118)	—	(16,592)	(0.34)
Allowance for loan losses	(13,029)	(0.25)	(11,835)	(0.24)

Total other loans, net	337,884	6.52	318,843	6.46

Mortgage-related securities, net of discounts	1,973,146	38.05	1,791,353	36.30

Total loans and mortgage-related securities, net	$5,185,024	100.00%	$4,934,550	100.00%

[1]	Includes renegotiated loans.

The following table summarizes ASB’s loan portfolio, excluding loans held for sale, at December 31, 2002, based upon contractually scheduled principal payments and expected prepayments allocated to the indicated maturity categories:

December 31, 2002	Due
(in millions)	Less than 1 year	1-5 years	After 5 years	Total
Residential loans
Fixed	$497	$484	$848	$1,829
Adjustable	208	226	112	546

	705	710	960	2,375

Commercial real estate loans
Fixed	6	26	26	58
Adjustable	19	43	77	139

	25	69	103	197

Consumer loans
Fixed	17	42	22	81
Adjustable	59	89	17	165

	76	131	39	246

Commercial loans
Fixed	90	36	13	139
Adjustable	54	42	12	108

	144	78	25	247

	$950	$988	$1,127	$3,065

Origination, purchase and sale of loans. Generally, loans originated by ASB are secured by real estate located in Hawaii. As of December 31, 2002, approximately $22.7 million of loans purchased from other lenders were secured by properties located in the continental United States. For additional information, including information concerning the geographic distribution of ASB’s mortgage-related securities portfolio and the geographic concentration of credit risk, see Note 12 to HEI’s Consolidated Financial Statements.

The amount of loans originated during 2002, 2001, 2000, 1999 and 1998 were $1.2 billion, $1.0 billion, $0.5 billion, $0.6 billion and $0.6 billion, respectively. The demand for loans is primarily dependent on the Hawaii real estate market and loan refinancing activity. The increase in loan originations during 2002 was due to the strong Hawaii real estate market and low interest rates which have resulted in increased affordability of housing for consumers and higher loan refinancings. The increase in loan originations during 2001 was primarily due to the low interest rate environment, which resulted in higher loan refinancings. The decrease in loans originated in 2000 from 1999 was due in part to a rise in interest rates and a slow Hawaii real estate market.

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

Construction and development lending. ASB provides both fixed and adjustable rate loans for the construction of one-to-four unit residential and commercial properties. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, all construction and development loans are priced higher than loans secured by completed structures. ASB’s underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. As of December 31, 2002, 2001 and 2000, construction and development loans of $46.2 million, $52.0 million and $38.9 million which represented 1.5%, 1.8% and 1.2%, respectively, of ASB’s gross loan portfolio. Although construction and development loans are a small part of ASB’s current loan portfolio, in 2001 ASB enhanced its commercial real estate lending capabilities to diversify its loan portfolio and plans to increase construction and development lending. See “Loan portfolio risk elements.”

Multifamily residential and commercial real estate lending. Permanent loans secured by multifamily properties (generally apartment buildings), as well as commercial and industrial properties (including office buildings, shopping centers and warehouses), are originated by ASB for its own portfolio as well as for participation with other lenders. In 2002, 2001 and 2000, loan originations on these types of properties of $65.3 million, $55.0 million and $13.7 million, which accounted for approximately 7.6%, 8.3% and 4.2%, respectively, of ASB’s total mortgage loan originations. In 2001, ASB enhanced its commercial real estate lending capabilities and plans to increase commercial real estate lending in the future. The objective of commercial real estate lending is to diversify ASB’s loan portfolio.

Consumer lending. ASB offers a variety of secured and unsecured consumer loans. Loans secured by deposits are limited to 90% of the available account balance. ASB also offers secured and unsecured VISA cards, automobile loans, general purpose consumer loans, home equity lines of credit, checking account overdraft protection and unsecured lines of credit. In 2002, 2001 and 2000, gross loan originations of these types of $131.8 million, $191.5 million and $103.5 million, which accounted for approximately 10.8%, 18.3% and 19.1%, respectively, of ASB’s total loan originations. In 2001, ASB increased its VISA credit card base by approximately 50%, primarily as a result of ASB’s implementation of an aggressive series of mail solicitation campaigns to extend consumer credit to existing customers.

Business lending. ASB is authorized to make both secured and unsecured business loans to business entities. This lending activity is designed to diversify ASB’s asset structure, shorten maturities, provide rate sensitivity to the loan portfolio and attract business checking deposits. As of December 31, 2002, 2001 and 2000, business loans represented 8.3%, 6.9% and 4.2%, respectively, of ASB’s total net loan portfolio.

Loan origination fee and servicing income. In addition to interest earned on loans, ASB receives income from servicing loans, for late payments and from other related services. Servicing fees are received on loans originated and subsequently sold by ASB through a securitization process and also on loans for which ASB acts as collection agent on behalf of third-party purchasers. See “Results of operations—Bank” at page 11 in HEI’s MD&A for a discussion of ASB’s 2002 writedown of mortgage servicing rights.

ASB generally charges the borrower at loan settlement a loan origination fee of 1% of the amount borrowed. See “Loan origination and commitment fees” in Note 1 to HEI’s Consolidated Financial Statements.

Loan portfolio risk elements. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of secured loans. In a foreclosure action, the property securing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified in a real estate owned account until it is sold. ASB’s real estate acquired in settlement of loans represented 0.19%, 0.24% and 0.15% of total assets at December 31, 2002, 2001 and 2000, respectively.

In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (renegotiated loans). ASB had no loans that were 90 days or more past due on which interest was being accrued as of the dates presented in the table below. The level of nonaccrual and renegotiated loans represented 0.9%, 1.5%, 1.5%, 2.3% and 3.1%, of ASB’s total net loans outstanding at December 31, 2002, 2001, 2000, 1999 and 1998, respectively. The following table sets forth certain information with respect to nonaccrual and renegotiated loans as of the dates indicated:

	December 31,
(in thousands)	2002	2001	2000	1999	1998
Nonaccrual loans—
Real estate
1-4 unit residential	$9,783	$22,495	$26,738	$43,750	$47,565
Income property	983	10,129	15,132	18,747	29,456

Total real estate	10,766	32,624	41,870	62,497	77,021
Consumer	1,382	1,965	2,844	3,777	6,454
Commercial	3,633	3,018	2,872	2,192	2,030

Total nonaccrual loans	$15,781	$37,607	$47,586	$68,466	$85,505

Nonaccrual loans to total loans	0.5%	1.3%	1.4%	2.1%	2.6%

Renegotiated loans not included above—
Real estate
1-4 unit residential	$—	$—	$48	$876	$1,705
Income property	7,582	3,874	—	5,154	10,559
Commercial	2,175	2,681	—	—	—

Total renegotiated loans	$9,757	$6,555	$48	$6,030	$12,264

ASB’s policy generally is to place mortgage loans on a nonaccrual status (i.e., interest accrual is suspended) when the loan becomes 90 days or more past due or on an earlier basis when there is a reasonable doubt as to its collectibility.

In 1998, the increase in nonaccrual loans was a result of Hawaii’s weak economy and was primarily due to a $10.3 million increase in nonaccruing, smaller balance residential loans. In 2000 and 1999, the $20.9 million and $17.0 million, respectively, decrease in nonaccrual loans was primarily due to increased charge-offs and lower delinquencies. In 2001, the decrease in nonaccrual loans of $10.0 million was primarily due to lower delinquencies in residential loans and an income property loan taken into real estate owned. In 2002, the decrease in nonaccrual loans of $21.8 million was due to $12.7 million lower delinquencies in residential loans, a $5.0 million payoff of an income property loan and a $4.1 million reclassification of an income property loan to accrual status.

A potential downturn in the Hawaii economy as a result of global issues could lead to higher delinquencies in ASB’s loan portfolio. At December 31, 2002, ASB had outstanding loans to businesses with significant exposure to the tourist industry, including an airline and hotels, of approximately 1.3% of total loans outstanding. Substantially all of these loans are secured by commercial real estate and/or business assets and were performing as of December 31, 2002.

Allowance for loan losses. ASB maintains an allowance for loan losses that it believes is adequate to absorb estimated losses on all loans. The level of allowance for loan losses is based on a continuing assessment of existing risks in the loan portfolio, historical loss experience, changes in collateral values, and current and anticipated economic conditions. For business and commercial real estate loans, a risk rating system is used. Loans are rated based on the degree of risk at origination and periodically thereafter, as appropriate. A credit review department performs an evaluation of these loan portfolios to ensure compliance with the internal risk rating system and timeliness of rating changes. Adverse changes in any of the risk factors could result in higher charge-offs and loan loss provisions. When loans are deemed impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate and the fair value of the collateral securing the loan. ASB generally ceases the accrual of interest on loans when they become 90 days past due or when there is reasonable doubt as to collectibility. ASB uses either the cash or cost recovery method to record cash receipts on impaired loans that are not accruing interest. Impairment losses are charged to the provision for loan losses and included in the allowance for loan losses.

The following table presents the changes in the allowance for loan losses for the years indicated:

	Years ended December 31,
(dollars in thousands)	2002	2001	2000	1999	1998
Allowance for loan losses, beginning of year	$42,224	$37,449	$35,348	$39,779	$29,950

Provision for loan losses	9,750	12,500	13,050	16,500	13,802

Charge-offs
Residential real estate loans	2,345	4,800	8,867	4,962	1,987
Commercial real estate loans	441	215	–	10,776	–
Consumer loans	3,479	3,595	3,801	4,712	2,052
Commercial loans	1,479	1,013	670	1,209	525

Total charge-offs	7,744	9,623	13,338	21,659	4,564

Recoveries
Residential real estate loans	858	1,212	1,926	448	438
Commercial real estate loans	52	342	214	75	–
Consumer loans	257	311	244	188	127
Commercial loans	38	33	5	17	26

Total recoveries	1,205	1,898	2,389	728	591

Allowance for loan losses, end of year	$45,435	$42,224	$37,449	$35,348	$39,779

Ratio of allowance for loan losses, December 31, to average loans outstanding	1.60%	1.42%	1.16%	1.11%	1.29%

Ratio of provision for loan losses during the year to average loans outstanding	0.34%	0.42%	0.41%	0.52%	0.45%

Ratio of net charge-offs during the year to average loans outstanding	0.23%	0.26%	0.34%	0.66%	0.13%

The following table sets forth the allocation of ASB’s allowance for loan losses and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2002		2001		2000
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total
Residential real estate	$6,246	77.6%	$9,933	78.0%	$13,224	83.9%
Commercial real estate	6,343	6.4	9,031	6.7	8,928	4.7
Consumer	8,489	8.0	8,538	8.6	7,609	7.3
Commercial	12,118	8.0	6,388	6.7	4,126	4.1
Unallocated	12,239	NA	8,334	NA	3,562	NA

	$45,435	100.0%	$42,224	100.0%	$37,449	100.0%

	December 31,
	1999		1998
(dollars in thousands)	Balance	% of total	Balance	% of total
Residential real estate	$14,394	84.2%	$10,523	83.2%
Commercial real estate	7,963	5.2	16,896	6.1
Consumer	9,850	7.4	9,623	7.8
Commercial	3,060	3.2	2,057	2.9
Unallocated	81	NA	680	NA

	$35,348	100.0%	$39,779	100.0%

NA Not applicable

In 2002, ASB’s allowance for loan losses increased by $3.2 million compared to an increase of $4.8 million in 2001. The 2002 increase was due to a higher loans receivable balance and a higher unallocated component of the allowance for loan losses, which takes into consideration economic trends and estimation errors that are not necessarily captured in determining the allowance for loan losses for each loan category. The allowance was increased to account for ASB’s strategic focus of diversifying its loan portfolio from single-family home mortgages to commercial loans that have higher credit risk. Charge-offs were lower in 2002 compared to 2001 as a result of lower delinquencies. The strong Hawaii real estate market and low interest rates gave debtors the opportunity to sell their properties or refinance before defaulting. In addition, ASB improved its collection efforts. Residential and commercial real estate loan delinquencies decreased during 2002 and lower loan loss reserves were required for those lines of business. The allowance for loan losses on consumer loans has remained essentially the same during the year. In 2001, ASB’s allowance for loan losses increased by $4.8 million. Charge-offs were lower in 2001 compared to 2000 as a result of lower delinquencies. The 2001 increase in the allowance for loan losses was due to the increase in commercial real estate and commercial loans in the loan portfolio that have higher credit risk and a higher unallocated component of the allowance, which takes into consideration economic trends and estimation errors that are not necessarily captured in determining the allowance for loan losses for each loan category. In 2000, ASB’s allowance for loan losses increased by $2.1 million. Charge-offs were lower in 2000 compared to 1999 as a result of lower delinquencies. In 1999, ASB’s allowance for loan losses decreased by $4.4 million. In 1999, management disposed of nonperforming loans at a loss, which resulted in higher charge-offs in 1999 compared to 1998. ASB increased its allowance for loan losses by $9.8 million in 1998 to establish additional specific loss allowances and in response to a rising trend of delinquencies caused by Hawaii’s weak economy.

Investment activities

In recent years, ASB’s investment portfolio consisted primarily of stock of the FHLB of Seattle, federal agency obligations and mortgage-related securities. ASB owns private-issue mortgage-related securities as well as mortgage-related securities issued by the Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA) and Federal National Mortgage Association (FNMA). At December 31, 2002, the various securities rating agencies rated all of the private-issue mortgage-related securities as investment grade. ASB did not maintain a portfolio of securities held for trading during 2002, 2001 or 2000.

As of December 31, 2002 and 2001, ASB’s held-to-maturity investment portfolio consisted of $89.5 million and $84.2 million, respectively, of investment in FHLB stock. As of December 31, 2000, ASB’s held-to-maturity investment portfolio, excluding mortgage-related securities, consisted of a $78.7 million investment in FHLB stock and a $13.1 million investment in collateralized debt obligations. The weighted-average rate on investments during 2002, 2001 and 2000 was 6.19%, 7.28% and 5.62%, respectively. The amount that ASB is required to invest in FHLB stock is determined by regulatory requirements. See “Regulation and other matters—Bank regulation—Federal Home Loan Bank System.”

The following table summarizes ASB’s investment portfolio, at December 31, 2002, based upon contractually scheduled principal payments and expected prepayments allocated to the indicated maturity categories:

(in millions)	Less than 1 year	1-5 years	6-10 years	After 10 years	Total
FHLMC, GNMA, FNMA	$947	$628	$185	$100	$1,860
Private issue	509	308	40	20	877

	$1,456	$936	$225	$120	$2,737

Weighted average yield	3.89%	4.77%	5.84%	6.80%	4.48%

Note: ASB does not currently invest in tax exempt obligations.

ASB’s investment in securities issued by Countrywide Financial and GMAC RFC, with a market value of $230 million and $124 million, respectively, exceeded 10% of the Company’s stockholder’s equity as of December 31, 2002.

On January 1, 2001, ASB reclassified a significant amount of securities from held-to-maturity to available-for-sale (see “Derivative instruments and hedging activities” in Note 1 to HEI’s Consolidated Financial Statements). Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity (see “Material estimates and critical accounting policies—Consolidated—Investment securities” in HEI’s MD&A). At December 31, 2002, ASB had mortgage-related securities issued by FHLMC, GNMA and FNMA valued at $1.8 billion and private-issue mortgage-related securities valued at $0.9 billion in its available-for-sale investment portfolio.

Disposition of certain debt securities. In June 2000, the OTS advised ASB that four trust certificates, in the original aggregate principal amount of $114 million, were impermissible investments under regulations applicable to federal savings banks. The OTS subsequently required ASB to dispose of the securities. In April 2001, ASB sold one of the trust certificates for an amount approximating the original purchase price. After PaineWebber Incorporated (the broker that sold the remaining three trust certificates to ASB) rejected ASB’s demand that the transactions be rescinded, ASB filed a lawsuit against PaineWebber Incorporated. ASB is seeking rescission or other remedies, including recovery of any losses ASB (directly and through its indemnification of HEI) may incur as a result of its purchase and ownership of these trust certificates. For additional details, see Note 4 to HEI’s Consolidated Financial Statements.

To bring ASB into compliance with the OTS direction, ASB directed the trustees to terminate the principal swap component of the three trust certificates. After terminating the swaps, the related equity notes were sold by the swap counterparty to HEI. ASB has agreed to indemnify HEI against losses related to these income notes, but the indemnity obligation is payable solely out of any recoveries achieved in the litigation against PaineWebber Incorporated. In 2002, PaineWebber Incorporated filed a counterclaim alleging misrepresentation and fraud among other allegations.

In January 2003, a hearing on several motions for partial summary judgment was held. The Court denied all motions, except for a ruling that PaineWebber did not owe a fiduciary duty to ASB with respect to two of the three transactions. The Company has filed a motion for reconsideration on this ruling. In early March 2003, several additional motions filed by each party to request partial summary judgment relating to various aspects of ASB’s affirmative claims were heard. The Court denied certain of the motions, ruling that summary judgment was not available because there were issues of fact requiring trial on several claims and defining some of the elements that ASB must establish at trial to prevail on those claims. However, the court did grant motions for partial summary judgment in favor of PaineWebber with respect to certain of its alleged misrepresentations and omissions. The trial remains scheduled to begin in July 2003. Additional discovery and pretrial motion work is anticipated prior to trial. The ultimate outcome of this litigation cannot be determined at this time.

Deposits and other sources of funds

General. Deposits traditionally have been the principal source of ASB’s funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from the receipt of interest and principal on outstanding loans receivable and mortgage-related securities, borrowings from the FHLB of Seattle, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the FHLB and securities sold under agreements to repurchase continue to be a significant source of funds that have a higher cost of funds than core deposits.

Deposits. ASB’s deposits are obtained primarily from residents of Hawaii. In 2002 and 2001, ASB had average deposits of $3.7 billion and $3.6 billion, respectively. Net savings inflow in 2002, 2001 and 2000 was $121.2 million, $94.9 million and $93.0 million, respectively. In the three years ended December 31, 2002, ASB had no deposits placed by or through a broker.

The following table illustrates the distribution of ASB’s average deposits and average daily rates by type of deposit for the years indicated. Average balances have been calculated using the average daily balances during 2002 and 2001 and the average month-end balances during 2000.

	Years ended December 31,
	2002			2001
(dollars in thousands)	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %
Passbook accounts	$1,188,042	31.9%	1.22%	$1,049,441	28.9%	1.91%
Negotiable order of withdrawal accounts	802,651	21.6	0.13	699,997	19.2	0.59
Money market accounts	403,742	10.9	1.51	310,048	8.5	2.40
Certificate accounts	1,323,118	35.6	3.92	1,578,650	43.4	5.38

Total deposits	$3,717,553	100.0%	1.98%	$3,638,136	100.0%	3.20%

	Year ended December 31, 2000
(dollars in thousands)	Average balance	% of total deposits	Weighted average rate %
Passbook accounts	$1,058,763	29.9%	2.00%
Negotiable order of withdrawal accounts	642,074	18.2	0.85
Money market accounts	306,950	8.7	2.94
Certificate accounts	1,529,525	43.2	5.46

Total deposits	$3,537,312	100.0%	3.37%

At December 31, 2002, ASB had $262 million in certificate accounts of $100,000 or more, maturing as follows:

(in thousands)	Amount
Three months or less	$67,863
Greater than three months through six months	36,098
Greater than six months through twelve months	33,993
Greater than twelve months	124,323

$262,277

Deposit-insurance premiums and regulatory developments. The Savings Association Insurance Fund (SAIF) insures the deposit accounts of ASB and other thrifts. The Bank Insurance Fund (BIF) insures the deposit accounts of commercial banks. The Federal Deposit Insurance Corporation (FDIC) administers the SAIF and BIF. In December 1997, ASB acquired BIF–assessable deposits as well as SAIF–assessable deposits from BoA. Congress is currently considering legislation which would merge the SAIF and the BIF. This legislation is supported by the FDIC.

In December 1996, the FDIC adopted a risk-based base rate schedule for SAIF deposits, effective January 1, 1997, that was identical to the existing risk-based base rate schedule for BIF deposits: zero to 27 cents per $100 of deposits. Added to this base rate schedule through 1999 was the assessment to fund the Financing Corporation’s (FICO’s) interest obligations, which assessment was initially set at 6.48 cents per $100 of deposits for SAIF deposits and 1.3 cents per $100 of deposits for BIF deposits (subject to quarterly adjustment). By law, the FICO’s assessment rate on deposits insured by the BIF had to be one-fifth the rate on deposits insured by the SAIF until January 1, 2000. Effective January 1, 2000, the assessment rate for funding FICO interest payments became identical for SAIF and BIF deposits. The assessment rate for funding FICO interest payments is determined quarterly and, as a “well capitalized” thrift, ASB’s base deposit insurance premium effective for the December 31, 2002 quarterly payment is zero and its assessment for funding FICO interest payments is 1.68 cents per $100 of SAIF and BIF deposits, on an annual basis, based on deposits as of September 30, 2002.

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

At December 31, 2002, 2001 and 2000, advances from the FHLB amounted to $1.2 billion, $1.0 billion and $1.2 billion, respectively. The weighted-average rates on the advances from the FHLB outstanding at December 31, 2002, 2001 and 2000 were 5.10%, 5.41% and 6.67%, respectively. The maximum amount outstanding at any month-end during 2002, 2001 and 2000 was $1.2 billion, $1.2 billion and $1.3 billion, respectively. Advances from the FHLB averaged $1.1 billion, $1.2 billion and $1.3 billion during 2002, 2001 and 2000, respectively, and the approximate weighted-average rate on the advances was 5.29%, 5.98% and 6.55%, respectively.

Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the consolidated statements of financial condition. The securities underlying the agreements to repurchase continue to be reflected in the asset accounts (see Note 4 “Securities sold under agreements to repurchase” to HEI’s Consolidated Financial Statements). At December 31, 2002, 2001 and 2000, the entire outstanding amounts under these agreements of $667 million (including accrued interest of $6.4 million), $683 million (including accrued interest of $4.9 million) and $597 million (including accrued interest of $5.5 million), respectively, were to purchase identical securities. The weighted-average rates on securities sold under agreements to repurchase outstanding at December 31, 2002, 2001 and 2000 were 3.17%, 2.81% and 6.32%, respectively. The maximum amount outstanding at any month-end during 2002, 2001 and 2000 was $751 million, $722 million and $657 million, respectively. Securities sold under agreements to repurchase averaged $663 million, $629 million and $625 million during 2002, 2001 and 2000, respectively, and the approximate weighted-average interest rate under those agreements was 3.11%, 4.50% and 5.98%, respectively.

The following table sets forth information concerning ASB’s advances from the FHLB and securities sold under agreements to repurchase at the dates indicated:

	December 31,
(dollars in thousands)	2002	2001	2000
Advances from the FHLB	$1,176,252	$1,032,752	$1,249,252
Securities sold under agreements to repurchase	667,247	683,180	596,504

Total borrowings	$1,843,499	$1,715,932	$1,845,756

Weighted-average rate	4.40%	4.37%	6.56%

Competition

The banking industry in Hawaii is highly competitive. ASB is the third largest financial institution in Hawaii and is in direct competition for deposits and loans, not only with the two larger institutions, but also with smaller institutions that are heavily promoting their services in certain niche areas, such as providing financial services to small and medium-sized businesses. ASB’s main competitors are banks, savings associations, credit unions, mortgage bankers, mortgage brokers, finance companies and brokerage firms. These competitors offer a variety of financial products to retail and business customers.

The primary factors in competing for deposits are interest rates, the quality and range of services offered, marketing, convenience of locations, hours of operation and perceptions of the institution’s financial soundness and safety. Competition for deposits comes primarily from other savings institutions, commercial banks, credit unions, money market and mutual funds and other investment alternatives. In Hawaii, there were 2 thrifts, 7 FDIC-insured banks and approximately 100 credit unions at December 31, 2002. Additional competition for deposits comes from various types of corporate and government borrowers, including insurance companies. To meet competition, ASB offers a variety of savings and checking accounts at competitive rates, convenient business hours, convenient branch locations with interbranch deposit and withdrawal privileges at each branch and convenient automated teller machines. ASB also conducts advertising and promotional campaigns.

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

In 2002, ASB began implementing a strategic plan to move from its traditional position as a thrift institution, focused on retail banking and residential mortgages, to a full-service bank. To make the shift, ASB continued to build its business and commercial real estate lines of business in 2002. The origination of business and commercial real estate loans involves risks different from those associated with originating residential real estate loans. For example, the sources and level of competition may be different and credit risk is generally higher than for mortgage loans. These different risk factors are considered in the underwriting and pricing standards established by ASB for its business and commercial real estate loans.

In September 2002, ASB launched its STAR initiative (Strategic & Tactical Alignment of Resources), in which four of its lines of business – Retail Banking, Mortgage Banking, Commercial Real Estate and Commercial Banking – began implementing changes intended to increase profitability and enhance customer service.

There has been significant bank and thrift merger activity in Hawaii. Management cannot predict the impact, if any, of these mergers on the Company’s future competitive position, results of operations, financial condition or liquidity.

Credit Unions. The 1934 Federal Credit Union Act states that credit union membership “shall be limited to groups having a common bond of occupation or association” or to groups in a well-defined geographical area. In 1982, the National Credit Union Administration expanded its definition of “common bond” to allow “multiple common bonds”—i.e., small businesses that lacked enough workers to form their own credit unions were allowed to join existing credit unions so long as each group of employees had its own “bond.” Government officials estimate that this rule allowed credit unions to add approximately 15 million people to their membership rolls. In February 1998, the Supreme Court decided that this expanded definition of “common bond” was impermissible, holding that the 1934 law required all members of a credit union to share a single common bond. In August 1998, the Credit Union Membership Access Act became law, which, among other things, amended the 1934 law to retroactively authorize credit union membership based on multiple common bonds, as long as each of the relevant groups has (with some exceptions) fewer than 3,000 members. The Credit Union Membership Access Act also facilitates the ability of insured credit unions to convert to mutual savings banks or savings associations, and requires that insured credit unions meet capital standards similar to those enacted for banks and thrifts in 1991.

In December 1998, the National Credit Union Administration adopted final rules to implement the Credit Union Membership Access Act. The new rules appear to favor the creation of larger credit unions by facilitating the merger of credit unions with fewer than 3,000 members. Under a Regulatory Flexibility Program that went into effect on March 1, 2002, the National Credit Union Administration allowed certain credit unions to expand the services offered to members. It is too early to evaluate whether these developments will result in increased competition for ASB by credit unions.

See “Certain factors that may affect future results and financial condition—Bank—Regulation of ASB—Federal Thrift Charter” in HEI’s MD&A for a discussion of the Gramm-Leach-Bliley Act of 1998.

Other

HEI Investments, Inc.

In January 2000, HEI Investment Corp. (HEIIC), incorporated in May 1984 primarily to make passive investments in corporate securities and other long-term investments, changed its name to HEI Investments, Inc. (HEIII). HEIII is not an “investment company” under the Investment Company Act of 1940 and has no direct employees. In February 2000, HEIII became a subsidiary of HEIPC.

HEIII’s long-term investments currently consist primarily of investments in leveraged leases. Since 1985, HEIII (then called HEIIC) has had a 15% ownership interest in an 818 MW coal-fired generating unit in Georgia, which is subject to a leveraged lease agreement. In 1987, HEIIC purchased commercial buildings on leasehold properties located in the continental United States, along with the related lease rights and obligations. These leveraged, purchase-leaseback investments include two major buildings housing operations of Hershey Foods in Pennsylvania and five supermarkets leased to The Kroger Co. in various states. HEIII’s investments in leveraged leases are accounted for in the Company’s continuing operations. For a discussion of HEIII’s former ownership interest in EPHE Philippines Energy Company, Inc. (EPHE), see “Discontinued operations.”

HEI Properties, Inc.

HEIDI Real Estate Corp., originally a subsidiary of HEIDI, was formed in February 1998. In September 1999, its name was changed to HEIPI and HEIDI transferred ownership of HEIPI to HEI. HEIPI currently holds primarily venture capital investments. As of December 31, 2002, HEIPI’s venture capital investments (in companies based in Hawaii and the U.S. mainland) amounted to $3.5 million.

HEI Leasing, Inc.

HEI Leasing, Inc. was formed in February 2000 to own passive investments and real estate subject to leases. It currently holds no investments or real estate subject to leases and is inactive.

The Old Oahu Tug Service, Inc.

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

Discontinued operations

For information concerning the Company’s discontinued international power operations conducted by HEIPC and its subsidiaries and its discontinued residential real estate development business conducted by MPC and its subsidiaries, see “Certain factors that may affect future results and financial condition—Consolidated—Discontinued operations and asset dispositions” in HEI’s MD&A and Note 13 to HEI’s Consolidated Financial Statements.

On March 6, 2000, a subsidiary of HEIII, HEIPC Philippines Holding Co., Inc., acquired a 50% interest in EPHE Philippines Energy Company, Inc. (EPHE), which was the owner of approximately 91.7% of the common stock of East Asia Power Resources Corporation (EAPRC), a Philippines holding company primarily engaged in the electric generation business in Manila and Cebu. The Company wrote off this investment as of December 31, 2000 and subsequently classified the write-off in discontinued operations. See Note 13 to HEI’s Consolidated Financial Statements. Subsequently HEIPC Philippines Holding Co., Inc. was dissolved and thereafter the capital stock it held in EPHE at the time of the dissolution was cancelled pursuant to an EPHE capital stock reduction approved by the Philippine Securities and Exchange Commission.

The Company’s loss of its investment in EAPRC of approximately $90 million was recognized in 2000 for financial reporting purposes and was included in HEI’s 2001 income tax return as an ordinary loss. In 2002, HEI had requested that the Internal Revenue Service (IRS) confirm that the treatment of this loss, as an ordinary loss, was proper. This request for determination by the IRS is still in process, but in March 2003, the IRS made a tentative finding that the loss was a capital loss. The Company is currently evaluating the assertions made by the IRS in support of its tentative finding. Under the early determination process, the Company has the opportunity to refute the IRS’ assertions. The Company may also maintain its tax filing position and argue the issue when the IRS examines the 2001 income tax return. If the Company’s tax position does not ultimately prevail, the effect would be the Company would have to pay additional federal and state income taxes of $35 million for the 2001 tax year. However, in this event, the Company would likely take various actions which it believes would allow it to realize capital gains sufficient to offset the capital loss and limit the adverse impact on HEI’s income statement to the reversal of all or a portion of state tax benefits taken ($5 million) and interest on the late tax payments.

Regulation and other matters

Holding company regulation

HEI and HECO are holding companies within the meaning of the Public Utility Holding Company Act of 1935 (1935 Act). However, under current rules and regulations, they are exempt from the comprehensive regulation of the SEC under the 1935 Act except for Section 9(a)(2) (relating to the acquisition of securities of other public utility companies) through compliance with the requirement that it file annually Form U-3A-2 under the 1935 Act for holding companies which own utility businesses that are intrastate in character. The exemption afforded HEI and HECO may be revoked if the SEC finds that such exemption “may be detrimental to the public interest or the interest of investors or consumers.” HEI and HECO may own or have interests in foreign utility operations without adversely affecting this exemption so long as the requirements of other exemptions under the 1935 Act are satisfied. HEI has obtained the PUC certification which is a prerequisite to obtaining an exemption for foreign utility operations and to the Company’s maintenance of its exemption under the 1935 Act if it acquires such ownership interests. In 1996, HEI filed with the SEC a Form U-57, “Notification of Foreign Utility Company Status,” on behalf of

HEI Power Corp. Guam (for the HEIPC Group’s Guam project). In 1998, HEI filed two Form U-57’s on behalf of Baotou Tianjiao Power Co., Ltd. (for the HEIPC Group’s China project) and on behalf of Cagayan Electric Power & Light Co., Inc. (for the HEIPC Group’s investment in that entity). In March 2000, HEI filed a Form U-57 on behalf of EAPRC (for the HEIPC Group’s investment in that entity). With the discontinuance of HEIPC’s international power operations, no further Form U-57 filings are contemplated.

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

OTS regulations also generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. Such restrictions, if applicable to HEI and HEIDI, would significantly limit the kinds of activities in which HEI and HEIDI and their subsidiaries may engage. However, the OTS regulations provide for an exemption which is available to HEI and HEIDI if ASB satisfies the qualified thrift lender (QTL) test discussed below. See “Bank regulation—Qualified thrift lender test.” ASB must continue to meet the qualified thrift lender test in order to avoid restrictions on the activities of HEI and HEIDI and their subsidiaries. The failure of ASB to satisfy the QTL test could result in a need to divest ASB. ASB met the QTL test at all times during 2002.

On January 23, 2003, the OTS issued a notice and request for comments on proposed changes to the Thrift Financial Report (TFR), effective with the March 31, 2004 report, and stated its intention to propose amendments to Schedule CMR, Consolidated Maturity and Rate, at a later date. Generally speaking, the OTS-regulated thrifts must file a TFR quarterly in order to provide the OTS with specific information. The proposed changes in the TFR would require additional details in areas in which the OTS believes such details would be helpful to it, and also would eliminate some of the detailed information required under the current form which the OTS no longer finds to be useful. Two areas in which the OTS would require greater detail are (i) holding companies such as HEI and HEIDI and (ii) transactions with affiliates. In addition, the OTS is proposing that the deadlines by which the TFR and its associated Schedules must be filed should be shortened. ASB has not yet analyzed the additional costs of providing the more detailed information that would be required in the proposed changes to the TFR.

HEI and HEIDI are prohibited, directly or indirectly, or through one or more subsidiaries, from (i) acquiring control of, or acquiring by merger or purchase of assets, another insured institution or holding company thereof, without prior written OTS approval; (ii) acquiring more than 5% of the voting shares of another savings association or savings and loan holding company which is not a subsidiary; or (iii) acquiring or retaining control of a savings association not insured by the FDIC. No director or officer of HEI or HEIDI, or person beneficially owning more than 25% of such holding company’s voting shares, may, except with the prior approval of the OTS, (a) also serve as a director, officer, or employee of any insured institution or (b) acquire control of any savings association not a subsidiary of such holding company.

ASB Realty Corporation, a subsidiary of ASB, is licensed as a nondepository financial services loan company under the Hawaii Code of Financial Institutions. As a result of its direct or indirect voting control of ASB Realty Corporation, each of HEI, HEIDI and ASB has registered as a “Financial Institution Holding Company” and an “Institution-Affiliated Party” under the Hawaii Code. As a Financial Institution Holding Company, HEI, HEIDI and ASB are subject to examination by the Hawaii Commissioner of Financial Institutions (Hawaii Commissioner) to determine whether their respective conditions or activities are jeopardizing the safety and soundness of ASB Realty Corporation’s operations. However, the Hawaii Commissioner is authorized to conduct such an examination only if the Hawaii Commissioner has good cause to believe that the holding company is experiencing financial adversity which might have a material negative impact on the safety and soundness of ASB Realty Corporation.

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

The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of total electric utility capitalization (including in capitalization the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would be restricted, unless they obtained PUC approval, in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed to relinquish any right the PUC may have to review the dividend policies of the electric utility subsidiaries. The consolidated common stock equity of HEI’s electric utility subsidiaries was 52% of their total capitalization (including in capitalization the current maturities of long-term debt, but excluding short-term borrowings) as of December 31, 2002. As of December 31, 2002, HECO and its subsidiaries had net assets of $923 million, of which approximately $452 million were not available for transfer to HEI without regulatory approval.

The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB’s capital and would improve ASB’s financial condition, ASB is prohibited from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. See “Bank regulation—Prompt corrective action.” All capital distributions are subject to an OTS notice requirement. Also see Note 11 to HEI’s Consolidated Financial Statements

HEI and its subsidiaries are also subject to debt covenants, preferred stock resolutions and the terms of guarantees that could limit their respective abilities to pay dividends. The Company does not expect that the regulatory and contractual restrictions applicable to HEI or its direct and indirect subsidiaries will significantly affect the operations of HEI or its ability to pay dividends on its common stock.

Electric utility regulation

The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of HECO and its electric utility subsidiaries. See the previous discussions under “Electric utility—Rates” and “Electric utility—Most recent rate requests,” and “Recent rate requests” and “Regulation of electric utility rates” in HECO’s MD&A.

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

On December 30, 1996, the PUC issued an order instituting a proceeding to identify and examine the issues surrounding electric competition and to determine the impact of competition on the electric utility infrastructure in Hawaii. See “Competition” in HECO’s MD&A.

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

In January 1993, to address community concerns expressed at the time, HECO proposed that the PUC initiate a review of the relationship between HEI and HECO and the effects of that relationship on the operations of HECO. The PUC opened a docket and initiated such a review to determine whether the HEI-HECO relationship, HEI’s diversified activities, and HEI’s policies, operations and practices had resulted in or were having any negative effects on HECO, its electric utility subsidiaries and ratepayers. In May 1994, the PUC selected a consultant, Dennis Thomas and Associates, to perform the review. In early 1995, Dennis Thomas and Associates issued its report (the Thomas report) to the PUC. The Thomas report concluded that “on balance, diversification has not hurt electric ratepayers.” Other major findings were that (1) no utility assets have been used to fund HEI’s nonutility investments or operations, (2) management processes within the electric utilities operate without interference from HEI and (3) HECO’s access to capital did not suffer as a result of HEI’s involvement in nonutility activities and that diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by HECO’s utility customers. The Thomas report also included a number of recommendations, most of which the Company has implemented. In December 1996, the PUC issued an order that adopted the Thomas report in its entirety, ordered HECO to continue to provide the PUC with status reports on its compliance with the PUC agreement (pursuant to which HEI became the holding company of HECO) and closed the investigation and proceeding. The PUC has not required that the Company implement all of the recommendations in the Thomas report. In the order, the PUC also stated that it adopted the recommendation of the DOD that HECO, MECO and HELCO present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove such effects from the cost of capital. The PUC has accepted, in subsequent MECO and HELCO rate cases, the presentations made by MECO and HELCO that there was no such impact in those cases. See also “Holding company regulation.”

HECO and its electric utility subsidiaries are not subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act, except under Sections 210 through 212 (added by Title II of PURPA and amended by the Energy Policy Act of 1992), which permit the Federal Energy Regulatory Commission to order electric utilities to interconnect with qualifying cogenerators and small power producers, and to wheel power to other electric utilities. Title I of PURPA, which relates to retail regulatory policies for electric utilities, and Title VII of the Energy Policy Act of 1992, which creates “exempt wholesale generators” (EWGs) as a category that is exempt from the 1935 Act and addresses transmission access, also apply to HECO and its electric utility subsidiaries. The Company cannot predict the extent to which cogeneration, EWGs or transmission access will reduce its electrical loads, reduce its current and future generating and transmission capability requirements or affect its financial condition, results of operations or liquidity.

Because they are located in the State of Hawaii, HECO and its subsidiaries are exempt by statute from limitations set forth in the Powerplant and Industrial Fuel Act of 1978 on the use of petroleum as a primary energy source.

Bank regulation

ASB, a federally chartered savings bank, and its holding companies are subject to the regulatory supervision of the OTS and, in certain respects, the FDIC and the Hawaii Commissioner of Financial Institutions. See above under “Holding company regulation.” In addition, ASB must comply with Federal Reserve Board reserve requirements and OTS liquidity requirements. See “Liquidity and capital resources—Bank” in HEI’s MD&A.

Deposit insurance coverage. The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Corporation Insurance Act of 1991 (FDICIA), and regulations promulgated by the FDIC, govern insurance coverage of deposit amounts. Generally, the deposits maintained by a depositor in an insured institution are insured to $100,000, with the amount of all deposits held by a depositor in the same capacity (even if held in separate accounts) aggregated for purposes of applying the $100,000 limit. For example, all deposits held in a depositor’s individual capacity are aggregated with each other but not with deposits maintained by such depositor and his or her spouse in a qualifying joint account, these latter joint deposits being separately insured to an aggregate of $100,000. An individual’s interest in deposits at the same institution in any combination of certain retirement accounts and employee benefit plans will be added together and insured up to $100,000 in the aggregate.

Institutions that are “well capitalized” under the FDIC’s prompt corrective action regulations are generally able to provide “pass-through” insurance coverage (i.e., insurance coverage that passes through to each owner/beneficiary of the applicable deposit) for the deposits of most employee benefit plans (i.e., $100,000 per individual participating, not $100,000 per plan). Consequently, the FDIC deposit insurance regulations require financial institutions to provide employee benefit plan depositors information, not otherwise available, on the institution’s capital category and whether “pass-through” deposit insurance is available. As of December 31, 2002, ASB was “well capitalized.”

Federal thrift charter. See “Certain factors that may affect future results and financial condition—Bank—Regulation of ASB—Federal Thrift Charter” in HEI’s MD&A.

Recent legislation. The Gramm-Leach-Bliley Act of 1998 (the Act) imposes on financial institutions an obligation to protect the security and confidentiality of its customers’ nonpublic personal information and, on February 1, 2001, the FDIC and OTS issued final guidelines for the establishment of standards for safeguarding such information effective from July 1, 2001. The Act also requires public disclosure of certain agreements entered into by insured depository institutions and their affiliates in fulfillment of the Community Reinvestment Act of 1977, and the filing of an annual report with the appropriate regulatory agencies. On January 10, 2001, the FDIC and the OTS issued final rules implementing these provisions of the Act, effective from April 1, 2001. Although the Act will continue to impose additional compliance costs on ASB, ASB believes that any ongoing compliance costs will not be significant.

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001(the 2001 Act), which is part of the USA Patriot Act, imposes on financial institutions a wide variety of additional obligations with respect to such matters as collecting information, monitoring relationships and reporting suspicious activities. Among other things, the 2001 Act requires the U.S. Treasury to issue regulations establishing minimum requirements for verifying the identity of persons seeking to open an account, maintaining records of the information used for such verification, and consulting lists of known or suspected terrorists or terrorist organizations. Although ASB has “know your customer” policies in place, it will not be able to assess the additional cost (if any) of complying with the new regulations until they are issued. The 2001 Act also requires financial institutions to establish anti-money laundering programs and, with respect to correspondent and private banking accounts of non-U.S. persons, to implement appropriate due diligence policies to detect money laundering activities carried out through such accounts. ASB is monitoring the steps being taken by the regulatory agencies to implement these and other provisions of the 2001 Act.

Effective January 1, 2003, the OTS issued final regulations specifying the record keeping and confirmation requirements applicable to thrifts and their subsidiaries engaged in effecting securities transactions for customers, which will apply to one of ASB’s subsidiaries which effects securities transactions as an agent. However, ASB does not believe the new requirements will result in significant additional compliance costs.

Capital requirements. Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (FIRREA), the OTS has set three capital standards for thrifts, each of which must be no less stringent than those applicable to national banks. As of December 31, 2002, ASB was in compliance with all of the minimum standards with a core capital ratio of 6.7% (compared to a 4.0% requirement), a tangible capital ratio of 6.7% (compared to a 1.5% requirement) and total risk-based capital ratio of 14.7% (based on risk-based capital of $452.7 million, $206.7 million in excess of the 8.0% requirement).

Effective April 1, 1999, the OTS revised its risk-based capital standards as part of the effort by the OTS, FDIC, the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency to implement the provisions of the Riegle Community Development and Regulatory Improvement Act of 1994, which requires these agencies to work together to make uniform their respective regulations and guidelines implementing common statutory or supervisory policies. These OTS revisions affect the risk-based capital treatment of: (1) construction loans on presold residential properties; (2) junior liens on 1- to 4-family residential properties; (3) investments in mutual funds; and (4) the core capital leverage ratio for institutions which do not have a composite rating of “1” under the Uniform Financial Institution Rating System (i.e., the CAMELS rating system).

Under the new rules, an institution with a composite rating of “1” under the CAMELS rating system must maintain core capital in an amount equal to at least 3% of adjusted total assets. All other institutions must maintain a minimum core capital of 4% of adjusted total assets, and higher capital ratios may be required if warranted by particular circumstances. As of December 31, 2002, ASB met the applicable minimum core capital requirement of the revised OTS regulations.

Effective July 1, 2002, new OTS rules eliminated the requirement that one-to-four-family residential mortgage loans have a maximum loan-to-value ratio of not more than 80% at origination in order to qualify for a 50% risk rate in calculating capital charges. The new rules conform OTS practice to the more flexible federal Interagency Guidelines for Real Estate Lending by requiring that qualifying mortgage loans be underwritten in accordance with prudent underwriting standards, including standards (i) relating the amortized principal balance of the loan to the value of the property at origination and (ii) establishing acceptable forms of credit enhancement for loans exceeding loan-to-value thresholds. In addition, the new rule eliminates the former requirement that a thrift must deduct from total capital the portion of a land loan or non-residential construction loan that exceeds an 80% loan-to-value ratio.

On January 1, 2002, new OTS regulations went into effect with respect to the regulatory capital treatment of recourse obligations, residual interests, direct credit substitutes and asset- and mortgage-backed securities. The revised capital regulations affect institutions that (1) securitize and sell their assets but retain a residual interest or provide recourse arrangements; (2) credit enhance third party assets; or (3) invest in third party asset- and mortgage-backed securities. Recourse obligations, residual interests, direct credit substitutes and asset- and mortgage-backed securities are now risk-weighted based on their credit agency rating. The new regulations have had a slight positive impact on ASB’s risk-based capital.

On July 1, 2002, new regulations went into effect which reduced the risk rating under the OTS’ risk-based capital rules for claims on and claims guaranteed by “qualifying securities firms,” such as broker-dealers which are registered with the SEC and comply with net capital requirements, from 100% to 20%, and to zero percent for certain claims on qualifying securities firms that are collateralized with, for example, cash deposits or securities issued by or guaranteed by the U.S.

Affiliate transactions. Significant restrictions apply to certain transactions between ASB and its affiliates, including HEI and its direct and indirect subsidiaries. FIRREA significantly altered both the scope and substance of such limitations on transactions with affiliates and provided for thrift affiliate rules similar to, but more restrictive than, those applicable to banks. On November 27, 2002, the Federal Reserve Board (FRB) issued Regulation W, effective April 1, 2003 which, generally speaking, unifies in one public document FRB’s prior interpretations of the statutory provisions governing affiliate transactions. Although thrifts are excluded from Regulation W, on December 12, 2002, OTS issued an interim final rule, also effective April 1, 2003, which applies Regulation W to thrifts with modifications appropriate to the greater restrictions under which thrifts operate. For example, ASB is prohibited from making any loan or other extension of credit to an entity affiliated with ASB unless the affiliate is engaged exclusively in activities which the Federal Reserve Board has determined to be permissible for bank holding companies. There are also various other restrictions which apply to certain transactions between ASB and certain executive officers, directors and insiders of ASB. ASB is also barred from making a purchase of or any investment in securities issued by an affiliate, other than with respect to shares of a subsidiary of ASB.

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

On December 1, 1998, the OTS issued final rules on financial derivatives, effective January 1, 1999. The OTS views these final rules as consistent with, although more detailed than, the 1996 joint policy statement. The purpose of these rules is to update the OTS rules on financial derivatives, which had remained virtually unchanged for over 15 years. Most significantly, the new rules address interest rate swaps, a derivative instrument commonly used by thrifts to manage interest rate risk which was not addressed in the prior OTS rules. Currently ASB does not use interest rate swaps to manage interest rate risk, but may do so in the future. Generally speaking, the new rules permit thrifts to engage in transactions involving financial derivatives to the extent these transactions are otherwise authorized under applicable law and are safe and sound. The new rules have required ASB to revise its internal procedures for handling financial derivative transactions, including increased involvement of the ASB Board of Directors.

Concurrently with the issuance of the new rules of financial derivative transactions, the OTS also adopted on December 1, 1998 Thrift Bulletin 13a (TB 13a) for purpose of providing guidance on the management of interest rate risks, investment securities and derivatives activities. TB 13a also describes the guidelines OTS examiners will use in assigning the “Sensitivity to Market Risk” component rating under the Uniform Financial Institutions Rating System (i.e., the CAMELS rating system). TB 13a became effective on December 1, 1998, and replaced several previous Thrift Bulletins dealing with interest rate risk and securities activities.

Effective July 1, 2002, new OTS rules eliminated the interest rate risk component of the OTS’s risk-based capital regulations. As a result of waivers granted by the Acting OTS Director, these regulations had never gone into effect and the OTS had relied instead on the interest rate risk guidelines of TB 13a, which will continue in effect. The OTS will apply a 100% risk weight to all stripped, mortgage-related securities regardless of issuer or guarantor.

TB 13a updates the OTS’s minimum standards for thrift institutions’ interest rate risk management practices with regard to board-approved risk limits and interest rate risk measurement systems, and makes several significant changes. First, under TB 13a, institutions no longer set board-approved limits or provide measurements for the plus and minus 400 basis point interest rate scenarios prescribed by the original TB 13. TB 13a also changes the form in which those limits should be expressed. Second, TB 13a provides guidance on how the OTS will assess the prudence of an institution’s risk limits. Third, TB 13a raises the size threshold above which institutions should calculate their own estimates of the interest rate sensitivity of Net Portfolio Value (NPV) from $500 million to $1 billion in assets. Fourth, TB 13a specifies a set of desirable features that an institution’s risk measurement methodology should utilize. Fifth, TB 13a provides an extensive discussion of “sound practices” for interest rate risk management.

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

Liquidity. Effective July 18 2001, the OTS removed the regulation that required a savings association to maintain an average daily balance of liquid assets of at least 4% of their liquidity base and retained a provision requiring a savings association to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, wholesale borrowings, the sale of mortgage loans into the secondary market channels and the maturity and repayment of portfolio loans and mortgage-related securities. ASB’s principal sources of borrowings are advances from FHLB and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB to borrow up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2002, ASB’s unused FHLB borrowing capacity was approximately $1.0 billion. ASB utilizes growth in deposits, advances from FHLB and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. At December 31, 2002, ASB had commitments to borrowers for undisbursed loan funds and unused lines and letters of credit of $0.8 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

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

A savings association that is “undercapitalized” or “significantly undercapitalized” is subject to additional mandatory supervisory actions and a number of discretionary actions if the OTS determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the SAIF. A savings association that is “critically undercapitalized” must be placed in conservatorship or receivership within 90 days, unless the OTS and the FDIC concur that other action would be more appropriate. As of December 31, 2002, ASB was “well-capitalized.”

Interest rates. FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2002, ASB was “well capitalized” and thus not subject to these interest rate restrictions.

Qualified thrift lender test. FDICIA amended the QTL test provisions of FIRREA by reducing the percentage of assets thrifts must maintain in “qualified thrift investments” from 70% to 65%, and changing the computation period to require that the percentage be reached on a monthly average basis in 9 out of the previous 12 months. The 1997 Omnibus Appropriations Act expanded the types of loans that constitute “qualified thrift investments” from the traditional category of housing-related loans to include small business loans, education loans, loans made through credit card accounts, as well as a basket of other consumer loans and certain other types of assets not to exceed

20% of total assets. Savings associations that fail to satisfy the QTL test by not holding the required percentage of “qualified thrift investments” are subject to various penalties, including limitations on their activities. Failure to satisfy the QTL test would also bring into operation restrictions on the activities that may be engaged in by HEI, HEIDI and their other subsidiaries and could effectively result in the required divestiture of ASB. At all times during 2002, ASB was in compliance with the QTL test. As of December 31, 2002, 90.7% of ASB’s portfolio assets was “qualified thrift investments.” See “Holding company regulation.”

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

ASB, as a member of the FHLB of Seattle, is required to own shares of capital stock in the FHLB of Seattle in an amount equal to the greater of 1% of ASB’s aggregate unpaid residential loan principal at the beginning of each year, 0.3% of total assets or 5% of FHLB advances outstanding and any shares held by ASB in excess of its required minimum may be immediately redeemed by ASB. However, as a result of the Gramm-Leach-Bliley Act, each regional FHLB is required to formulate and submit for Federal Housing Finance Board (Board) approval a plan to meet new minimum capital standards to be promulgated by the Board. The Board issued the final regulations establishing the new minimum capital standards on January 30, 2001. As mandated by Gramm-Leach-Bliley, these regulations require each FHLB to maintain a minimum total capital leverage ratio of 5% of total assets and include risk-based capital standards requiring each FHLB to maintain permanent capital in an amount sufficient to meet credit risk and market risk. In June 2001, the FHLB of Seattle formulated a capital plan to meet these new minimum capital standards, which plan was submitted to and approved by the Board. The new plan requires ASB to own capital stock in the FHLB of Seattle in an amount equal to the total of 3.5% of the FHLB of Seattle’s advances to ASB plus the greater of (i) 5% of the outstanding balance of loans sold to the FHLB of Seattle by ASB or (ii) 0.75% of ASB’s mortgage loans and pass through securities. At December 31, 2002, ASB was required to own capital stock in the FHLB of Seattle in the amount of $65.4 million. ASB’s excess capital stock in the FHLB of Seattle was $24.1 million. In addition, stock in the FHLB of Seattle will be subject to a 5-year notice of redemption. This 5-year notice period has an adverse but immaterial effect on ASB’s liquidity.

Community Reinvestment. In 1977, Congress enacted the Community Reinvestment Act (CRA) to ensure that banks and thrifts help meet the credit needs of their communities, including low- and moderate-income areas, consistent with safe and sound lending practices. The OTS will consider ASB’s CRA record in evaluating an application for a new deposit facility, including the establishment of a branch, the relocation of a branch or office, or the acquisition of an interest in another bank or thrift. ASB received a CRA rating of “outstanding” from the OTS in December 1997 and such rating was reaffirmed as of September 2002.

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

Water quality controls. As part of the process of generating electricity, water used for condenser cooling of the electric utility subsidiaries’ steam electric generating stations is discharged into ocean waters or into underground injection wells. The subsidiaries are periodically required to obtain permits from the DOH in order to be allowed to discharge the water, including obtaining permit renewals for existing facilities and new permits for new facilities. The electric utility subsidiaries must obtain National Pollutant Discharge Elimination System (NPDES) permits from the DOH to allow wastewater and storm water discharges into state and federal waters for their coastal generating stations and Underground Injection Control (UIC) permits for wastewater discharge to underground injection wells for one MECO facility and several HELCO facilities.

The DOH conducted NPDES permit compliance inspections at HELCO’s Shipman generating station in February 2002, MECO’s Kahului generating station in July 2002, and at HECO’s Honolulu generating station in July 2002 and Kahe and Waiau generating stations in December 2002. All facilities were found to be in compliance with NPDES permit requirements.

In 1994, HELCO constructed two UIC-permitted injection wells designed to receive wastewater from CT-4 and CT-5 once they become operational, as well as from other existing activities at the Keahole power plant. Although these wells were installed and the UIC permit issued, the associated piping connections to the wells were not made due to anticipation of the forthcoming CT-4 and CT-5 generation additions. In connection with the preconstruction stay originally issued for CT-4 and CT-5, HELCO registered the UIC wells as inactive. Because the land issue matter with CT-4 and CT-5 appeared to be resolved and construction activities resumed in May 2002, HELCO submitted an application to DOH to reactivate the UIC permit for these wells. On October 3, 2002, the Third Circuit Court reversed an earlier Decision and Order by the BLNR regarding construction of CT-4 and CT-5 and HELCO halted construction activity. Although the DOH indicated it was ready to issue the UIC permit, HELCO submitted a letter on November 20, 2002 to notify the DOH of the recently issued court order. The issuance of the permit is currently on hold. Regardless of the pending court decision on CT-4 and CT-5, HELCO intends to at least reactivate the UIC permit and complete the piping connections for existing wastewater operations at the facility. Existing wastewater management activities do not currently require a UIC permit, but will be rerouted to the injection wells as a process improvement. See Note 11 to HECO’s Consolidated Financial Statements.

The Federal Oil Pollution Act of 1990 (OPA) governs actual or threatened oil releases in navigable U.S. waters (inland waters and up to three miles offshore) and waters of the U.S. exclusive economic zone (up to 200 miles to sea from the shoreline). In the event of an oil release to navigable U.S. waters, OPA establishes strict and joint and several liability for responsible parties for 1) oil removal costs incurred by the federal government or the state, and 2) damages to natural resources and real or personal property. Responsible parties include vessel owners and operators of on-shore facilities. OPA imposes fines and jail terms ranging in severity depending on how the release was caused. OPA also requires that responsible parties submit certificates of financial responsibility sufficient to meet the responsible party’s maximum limited liability. HECO is currently involved in an ongoing investigation of the Honolulu Harbor area. (See Note 11 to HECO’s Consolidated Financial Statements.) Under the terms of the agreement for the sale of YB, HEI and TOOTS have certain environmental obligations arising from conditions existing prior to the sale of YB, including obligations with respect to the Honolulu Harbor investigation. See Note 3 to HEI’s Consolidated Financial Statements.

EPA regulations under OPA also require that certain facilities that store petroleum prepare and implement Spill Prevention, Containment and Countermeasure (SPCC) Plans in order to prevent releases of petroleum to navigable waters of the U.S. HECO, HELCO and MECO facilities subject to the SPCC program are in compliance with these requirements. On July 17, 2002, EPA amended the SPCC regulations to include facilities, such as substations, that use (as opposed to store) petroleum products. HECO, HELCO and MECO have determined that the amended SPCC program applies to a number of their substations. By interim final rule, the EPA amended the revised regulations, which now require development of the SPCC plans for these facilities by April 17, 2003, and implementation of the plans by October 18, 2003. Concurrently, EPA proposed a rule to further extend compliance dates for the amended regulations by one year. HECO, HELCO and MECO are currently developing SPCC plans for all facilities that are subject to the amended SPCC requirements.

Air quality controls. The generating stations of the utility subsidiaries operate under air pollution control permits issued by the DOH and, in a limited number of cases, by the EPA. The entire electric utility industry is affected by the 1990 Amendments to the Clean Air Act (CAA), recent changes to the National Ambient Air Quality Standard (NAAQS) for ozone, and adoption of a NAAQS for fine particulate matter. New and proposed changes to the federal New Source Review permitting regulations, as well as new regulatory programs, if enacted, regarding global warming and mandating further reductions of certain air emissions will also pose challenges for the industry. If the Clear Skies Bill is adopted as currently proposed, HECO, and to a lesser extent, HELCO and MECO will likely incur significant capital and operations and maintenance costs beginning one to two years after enactment. HECO boilers may be affected by the air toxics provisions (Title III) of the CAA when the Maximum Allowable Control Technology (MACT) emission standards are established for those units. CAA operating permits (Title V permits) have been issued for all affected generating units except for HELCO’s Keahole CT-2, for which a permit is currently pending.

Initial and follow-up source tests in 1989 and 1990 for HELCO’s CT-2 generating unit indicated particulate emissions above permitted levels. Following analysis, HECO (on behalf of HELCO) proposed that the permitted particulate limit be increased. EPA concurred with the recommendation. HECO and HELCO worked with the DOH, the manufacturer and a consultant to determine an appropriate new emission limit for particulates as well as oxides of nitrogen. DOH prepared a draft permit incorporating the revised emission standards that was subject of a public hearing on January 7, 2002. EPA is currently reviewing the draft permit and HELCO anticipates EPA’s approval. CT-2 continues to operate pending issuance of the revised permit. In 1998, the DOH issued two NOVs to HELCO for earlier periods of non-complying emissions from CT-2 that HELCO and the DOH settled. Unit CT-2 is currently operating within all existing permit limits by virtue of its having passed its annual source tests since 1997.

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

On both federal and state levels, RCRA provisions identify certain wastes as hazardous and set forth measures that must be taken in the transportation, storage, treatment and disposal of these wastes. Some wastes generated at steam electric generating stations possess characteristics that subject them to these EPA regulations. Since October 1986, all HECO generating stations have operated RCRA-exempt wastewater treatment units to treat potentially regulated wastes from occasional boiler waterside and fireside cleaning operations. Steam generating stations at MECO and HELCO also operate similar RCRA-exempt wastewater management systems.

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

The DOH conducted solid and hazardous waste compliance inspections under RCRA at HELCO’s Hill generating station (including the Kanoelehua base yard) and Puna generating station in April 2000. The DOH issued inspection reports and warning letters to HELCO for the Hill/Kanoelehua facility and the Puna facility in June and July 2000, respectively. HELCO addressed the potential deficiencies at the Hill/Kanoelehua facility and submitted a response to the DOH in July 2000. The DOH issued a return to compliance letter for this facility in late July 2000. HELCO submitted its responses to the DOH’s Puna facility’s warning letter in September and December 2000. In January 2002, the DOH issued a second warning letter regarding a regulatory interpretation issue related to used oil processing at Puna. Based on follow-up discussions with the DOH, HELCO submitted a used oil processing permit application in March 2002 to bring closure to the used oil processing issue. In July 2002, the DOH issued a used oil processing permit to HELCO for the Puna facility. No enforcement action is anticipated.

The EPA conducted RCRA compliance inspections at the Kahului and Maalaea generating stations in June 2001. The Kahului facility is currently considered to be in compliance with RCRA requirements. In August 2001, the EPA issued a Warning Letter to MECO for potential RCRA deficiencies at the Maalaea facility, all of which have been addressed by MECO. MECO submitted its response to the warning letter and additional requested data to the EPA in September 2001. In August 2002, the EPA issued a Certification of Violation Correction letter that stated all potential violations listed in the Warning Letter were adequately addressed and that MECO had returned to compliance.

In July 1999, the DOH conducted a UST inspection at HECO’s Ward Avenue Complex. The DOH conducted another follow-up UST inspection at the Ward Avenue Complex in January 2002. The facility was found to be in compliance with UST requirements in both inspections. During 2002, the DOH also conducted UST inspections at MECO’s Puunana communications facility (April 2002) and Kahului baseyard (August 2002), HELCO’s Kona and Waimea baseyards (June 2002), and HECO’s Waiau (September 2002) and Kahe (November 2002) generating stations. While minor concerns were raised at the Kona, Waimea and Kahului baseyards, all concerns were addressed and all facilities are in compliance with UST requirements.

The Emergency Planning and Community Right-to-Know Act under Superfund Amendments and Reauthorization Act Title III requires HECO, MECO and HELCO to report potentially hazardous chemicals present in their facilities in order to provide the public with information on these chemicals so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. All HECO, MECO and HELCO facilities are in compliance with applicable annual reporting requirements to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments. Since January 1, 1998, the steam electric industry category has been subject to Toxics Release Inventory (TRI) reporting requirements. HECO, MECO and HELCO have timely filed release reports since 1998. In November 2002, the Company identified several deviations in previous TRI reports. The Company is in the process of submitting corrected reports.

The Toxic Substances Control Act regulations specify procedures for the handling and disposal of polychlorinated biphenyls (PCB), a compound found in transformer and capacitor dielectric fluids. HECO, MECO and HELCO instituted procedures to monitor compliance with these regulations. In addition, HECO and its subsidiaries implemented a program to identify and replace PCB transformers and capacitors in the HECO system. In 1998, the EPA published the final rule on the PCB disposal amendments. The amended rule clarified certain procedures and provides some flexibility within the context of a complex regulatory program governing the use, handling and disposal of equipment and materials containing PCBs. The EPA believes that this rule will result in substantial cost savings to the regulated community while protecting against unreasonable risk of injury to health and the environment from exposure to PCBs. All HECO, MECO and HELCO facilities are currently believed to be in compliance with PCB regulations.

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

On July 30, 2002, personnel at MECO’s Maalaea Generating Station discovered a leak in an underground diesel fuel line. MECO immediately discontinued using the fuel line and notified the DOH of the release. MECO replaced the leaking fuel line with a temporary aboveground line and then constructed a new aboveground fuel line and concrete containment trough as a permanent replacement. MECO also notified the U.S. Fish & Wildlife Service (USFWS), which manages the Kealia Pond National Wildlife Refuge that is located south of the Maalaea facility. MECO constructed a sump at the point of the leak to remove fuel from the subsurface. To date, MECO has recovered approximately 11,000 gallons of diesel fuel from the estimated 19,000-gallon release. In addition, MECO has installed soil borings and groundwater monitoring wells to assess the vertical and horizontal impacts of the fuel release. The investigation indicates that limited free phase fuel migration has occurred beneath the Maalaea facility and in a small portion of the buffer zone immediately to its south. The buffer zone is undeveloped property owned by MECO that separates the Maalaea facility from the Wildlife Refuge. Although monitoring wells indicate diesel fuel likely migrated to a small portion of the Wildlife Refuge that shares a common boundary with the facility, wells installed in the Wildlife Refuge itself indicate that migration has not been significant in that area. As a precautionary measure, with the guidance and consent of the USFWS and the DOH, MECO installed an interception trench in the buffer zone and in a small part of the Wildlife Refuge. The interception trench is designed to capture and facilitate removal of any fuel migrating from the impacted areas and to act as a barrier to migration beyond the trench. The interception trench appears to be operating as designed. Based on the results of the subsurface investigation and the location and design of the interception trench, management believes that the risk of the fuel release affecting wildlife, sensitive wildlife habitat or the ocean, which lies approximately one-quarter mile south of the Maalaea facility, is minimal. MECO estimates that it will incur approximately $0.8 million to successfully remediate the impacts of the release, and expensed the $0.8 million in 2002.

HECO, HELCO and MECO, like other utilities, periodically identify leaking petroleum-containing equipment such as USTs, piping and transformers. In a few instances, small amounts of PCBs have been identified in the leaking equipment. Each subsidiary reports releases from such equipment when and as required by applicable law and addresses impacts due to the releases in compliance with applicable regulatory requirements. Except as otherwise disclosed herein, the Company believes that each subsidiary’s costs of responding to any such releases to date will not have a material adverse effect, individually and in the aggregate, on the respective subsidiary or the Company.

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

Securities ratings

As of March 10, 2003, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI’s and HECO’s securities were as follows:

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

See “Liquidity and capital resources” in HEI’s MD&A.

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

Research and development

HECO and its subsidiaries expensed approximately $2.8 million, $2.6 million and $3.0 million in 2002, 2001 and 2000, respectively, for research and development. Contributions to the Electric Power Research Institute accounted for most of the expenses. There were also expenses in the areas of energy conservation, new technologies, environmental and emissions controls, and expenses for studies relative to technologies that are applicable or may be applicable in the future to HECO, its subsidiaries and their customers.

Employee relations

At December 31, 2002 and 2001, the Company had 3,220 and 3,189 full-time employees, respectively, of which 44 and 47 were employees of HEI, respectively, and 1,272 and 1,200 were employees of ASB and its subsidiaries, respectively.

HECO

At December 31, 2002, HECO and its subsidiaries had 1,894 full-time employees, compared with 1,930 at December 31, 2001. In August 2000, certain electric utility employees ratified new collective bargaining agreements covering approximately 62% of the employees of HECO, HELCO and MECO. The collective bargaining agreements

(including benefit agreements) cover a three-year period from November 1, 2000 through October 31, 2003 and expire at midnight on October 31, 2003. The electric utilities expect to begin negotiations for new collective bargaining agreements in the third quarter of 2003. See “Collective bargaining agreements” in HECO’s MD&A.

Other

The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement.

ITEM 2.	PROPERTIES

HEI leases office space from a nonaffiliated lessor in downtown Honolulu under a lease that expires on March 31, 2006. HEI also subleases office space from HECO in downtown Honolulu. The properties of HEI’s subsidiaries are as follows:

Electric utility

See page 5 for the “Generation statistics” of HECO and its subsidiaries, including generating and firm purchased capability, reserve margin and annual load factor.

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

HECO owns and operates three generating plants on the island of Oahu at Honolulu, Waiau and Kahe, with an aggregate generating capability of 1,263 MW at December 31, 2002. The three plants are situated on HECO-owned land having a combined area of 535 acres and one 3 acre parcel of land under a lease expiring December 31, 2018. In addition, HECO owns a total of 123 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located.

HECO owns overhead transmission lines, overhead distribution lines, underground cables, poles (fully owned or jointly owned) and steel or aluminum high voltage transmission towers. The transmission system operates at 46,000 and 138,000 volts. The total capacity of HECO’s transmission and distribution substations was 6,617,500 kilovoltamperes at December 31, 2002.

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

MECO owns and operates two generating plants on the island of Maui, at Kahului and Maalaea, with an aggregate generating capability of 234.1 MW as of December 31, 2002. The plants are situated on MECO-owned land having a combined area of 28.6 acres. MECO also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 176,355 barrels. MECO owns two 1 MW stand-by diesel generators and a 4,000 gallon fuel storage tank located in Hana. MECO owns 65.7 acres of undeveloped land at Waena.

MECO’s administrative offices and engineering and distribution departments are located on 9.1 acres of MECO-owned land in Kahului.

MECO also owns and operates smaller distribution systems, generation systems (with an aggregate capability of 22.4 MW as of December 31, 2002) and fuel storage facilities on the islands of Lanai and Molokai, primarily on land owned by MECO.

HELCO owns and operates five generating plants on the island of Hawaii. These plants at Hilo (2), Waimea, Kona and Puna have an aggregate generating capability of 150.5 MW as of December 31, 2002 (excluding two small run-of-river hydro units and one small windfarm). The plants are situated on HELCO-owned land having a combined area of approximately 43 acres. HELCO also owns 6 acres of land in Kona, which is used for a baseyard, and one acre of land in Hilo, which houses its administrative offices. HELCO also leases 4 acres of land for its baseyard in Hilo under a lease expiring in 2030. The deeds to the sites located in Hilo contain certain restrictions which do not materially interfere with the use of the sites for public utility purposes. HELCO occupies 78 acres of land for the windfarm, pursuant to a long-term operating agreement.

Bank

ASB owns its executive office building in downtown Honolulu and land and an operations center in the Mililani Technology Park on Oahu. ASB also leases space in an executive office building in downtown Honolulu.

The following table sets forth information with respect to bank branches owned and leased by ASB at December 31, 2002.

	Number of branches
	Owned	Leased	Total
Oahu	10	39	49
Maui	3	5	8
Kauai	3	3	6
Hawaii	2	5	7
Molokai	—	1	1

	18	53	71

At December 31, 2002, the net book value of branches and office facilities is approximately $41 million. Of this amount, $35 million represents the net book value of the land and improvements for the branches and office facilities owned by ASB and $6 million represents the net book value of ASB’s leasehold improvements. The leases expire on various dates from April 2003 through April 2033 and many of the leases have extension provisions.

ITEM 3.	LEGAL PROCEEDINGS

Except as identified in “Item 1. Business,” including information incorporated by reference in Item 1, there are no known material pending legal proceedings to which HEI or any of its subsidiaries is a party or to which any of their property is subject. Certain HEI subsidiaries are involved in ordinary routine litigation incidental to their respective businesses.

Discontinued operations

See Note 13 to HEI’s Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

HEI and HECO:

During the fourth quarter of 2002, no matters were submitted to a vote of security holders of the Registrants.

EXECUTIVE OFFICERS OF THE REGISTRANT (HEI)

The following persons are, or may be deemed to be, executive officers of HEI. Their ages are given as of February 12, 2003 and their years of company service are given as of December 31, 2002. Officers are appointed to serve until the meeting of the HEI Board of Directors after the next Annual Meeting of Stockholders (which will occur on April 22, 2003) and/or until their successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with an HEI subsidiary.

HEI Executive Officers	Business experience for past five years
Robert F. Clarke, age 60
Chairman of the Board, President and Chief Executive Officer President and Chief Executive Officer Director (Company service: 15 years)	9/98 to date 1/91 to 8/98 4/89 to date

Eric K. Yeaman, age 35

Financial Vice President, Treasurer and Chief Financial Officer

(Company service: none)

Eric K. Yeaman, prior to joining HEI, served as Chief Operating and Financial Officer of Kamehameha Schools from 4/02 to 1/03, Chief Financial Officer of Kamehameha Schools from 7/00 to 4/02 and Senior Manager – Audit and Advisory Services of Arthur Andersen LLP (at Arthur Andersen LLP from 9/89 to 7/00).

01/03 to date

Peter C. Lewis, age 68
Vice President – Administration and Corporate Secretary Vice President – Administration (Company service: 34 years)	1/99 to date 10/89 to 12/98

Charles F. Wall, age 63
Vice President and Corporate Information Officer (Company service: 12 years)	7/90 to date

Andrew I. T. Chang, age 63
Vice President – Government Relations (Company service: 17 years)	4/91 to date

HEI Executive Officers	Business experience for past five years
(continued)

Curtis Y. Harada, age 47
Controller (Company service: 13 years)	1/91 to date

T. Michael May, age 56

President and Chief Executive Officer, Hawaiian Electric Company, Inc.

Director, Hawaiian Electric Industries, Inc.

Senior Vice President, Hawaiian Electric Industries, Inc.

(Company service: 10 years)

9/95 to date 9/95 to date 9/95 to 4/01

Constance H. Lau, age 50

President and Chief Executive Officer, American Savings Bank, F.S.B.

Director, Hawaiian Electric Industries, Inc

Senior Executive Vice President and Chief Operating Officer,

American Savings Bank, F.S.B.

Treasurer, Hawaiian Electric Industries, Inc.

(Company service: 18 years)

6/01 to date 6/01 to date 12/99 to 6/01 4/89 to 10/99

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

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

HEI:

The information required by this item is incorporated herein by reference to pages 3, 73 (Note 11, “Regulatory restrictions on net assets”) and 77 to 78 (Note 15, “Quarterly information (unaudited)”) of HEI’s Consolidated Financial Statements. Certain restrictions on dividends and other distributions of HEI are described in this report under “Item 1. Business—Regulation and other matters—Restrictions on dividends and other distributions.” HEI’s common stock is traded on the New York Stock Exchange and the total number of holders of record of HEI common stock as of March 10, 2003, was 14,459.

In 2002, HEI issued an aggregate of 8,500 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Stock Plan, as amended and restated effective May 1, 2002 (the HEI Nonemployee Director Plan). Under the HEI Nonemployee Director Plan, each HEI nonemployee director receives, in addition to an annual cash retainer, an annual stock grant of 600 shares of HEI common stock (1,000 shares for the first time grant to a new HEI director) and each nonemployee subsidiary director who is not also an HEI nonemployee director receives an annual stock grant of 300 shares of HEI common stock. The HEI Nonemployee Director Plan is currently the only plan for nonemployee directors and provides for annual stock grants (described above) and annual cash retainers for nonemployee directors of HEI and its subsidiaries.

In 2001 and 2000, HEI issued an aggregate of 62,325 and 78,820 shares of unregistered common stock, respectively, pursuant to the HEI 1999 Nonemployee Company Director Stock Grant Plan (the HEI 1999 Nonemployee Director Plan), the HEI 1990 Nonemployee Director Stock Plan, amended effective April 27, 1999 (the Subsidiary Director Plan) and the Team Incentive Plan. Under the HEI 1999 Nonemployee Director Plan, each HEI nonemployee director received an annual stock grant of 300 shares of HEI common stock. Under the

Subsidiary Director Plan, 60% of the annual retainer payable to nonemployee subsidiary directors was paid in HEI common stock. Under the Team Incentive Plan, eligible employees of HECO, MECO and HELCO received awards of HEI common stock based on the attainment of performance goals by their respective companies. In early 2001, the Team Incentive Plan was terminated. Effective May 1, 2002, the provisions of the HEI 1999 Nonemployee Director Plan and the Subsidiary Director Plan were restated as the HEI Nonemployee Director Plan.

HEI did not register the shares issued under the director stock plans since their issuance did not involve a “sale” as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the director stock plans is mandatory and thus does not involve an investment decision. HEI did not register the shares issued under the Team Incentive Plan because their initial sales to HECO, MECO and HELCO were exempt as transactions not involving any public offering under Section 4(2) of the Securities Act of 1933, as amended, and because their subsequent award to eligible employees did not involve a “sale,” as defined in Section 2(3) of the Securities Act of 1933, as amended. Awards of HEI common stock under the Team Incentive Plan were made to eligible employees on the basis of their attainment of performance goals established by their respective companies and no cash or other tangible or definable consideration was paid by such employees to their respective companies for the shares.

Equity compensation plan information

The following table sets forth information as of December 31, 2002 about HEI common stock that may be issued upon the exercise of awards granted under all of the Company’s equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by shareholders	731,451	$36.62	541,978

(1)	This represents the number of shares under options outstanding as of December 31, 2002 and dividend equivalent shares accrued as of December 31, 2002 under such options.
(2)	This represents the number of shares remaining available as of December 31, 2002, including 498,739 under the 1987 Stock Option and Incentive Plan and 43,239 under the HEI Nonemployee Director Plan.
NA	Not applicable

HECO:

The information required with respect to “Market information” and “holders” is not applicable to HECO. Since the corporate restructuring on July 1, 1983, all the common stock of HECO has been held solely by its parent, HEI, and is not publicly traded.

The dividends declared and paid on HECO’s common stock for the four quarters of 2002 and 2001 were as follows:

Quarters ended	2002	2001
March 31	$9,233,000	$—
June 30	10,180,000	—
September 30	11,925,000	17,037,000
December 31	12,805,000	19,272,000

The discussion of regulatory restrictions on distributions is incorporated herein by reference to page 47 (Note 12 to HECO’s Consolidated Financial Statements, “Regulatory restrictions on distributions to parent”) of HECO’s Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

HEI:

The information required by this item is incorporated herein by reference to page 3 of HEI’s Annual Report.

HECO:

The information required by this item is incorporated herein by reference to page 4 of HECO’s Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HEI:

The information required by this item is incorporated herein by reference to pages 4 to 31 of HEI’s Annual Report.

HECO:

The information required by this item is incorporated herein by reference to pages 5 to 21 of HECO’s Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

HEI:

The information required by this item is incorporated herein by reference to pages 31 to 36 of HEI’s Annual Report.

HECO:

The information required by this item is incorporated herein by reference to page 22 of HECO’s Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEI:

The information required by this item is incorporated herein by reference to pages 37 to 78 of HEI’s Annual Report.

HECO:

The information required by this item is incorporated herein by reference to pages 23 to 57 of HECO’s Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

HEI and HECO:

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

HEI:

Information for this item concerning the executive officers of HEI is set forth on pages 51 and 52 of this report. The list of current directors of HEI is incorporated herein by reference to page 79 of HEI’s Annual Report. Information on the current directors’ business experience and directorships is incorporated herein by reference to pages 13 to 15 of HEI’s 2003 Proxy Statement. Information on the remuneration of HEI Directors is incorporated herein by reference to pages 17 to 18 of HEI’s 2003 Proxy Statement.

In connection with its periodic review of corporate governance trends and best practices, the HEI Board of Directors adopted a Revised Code of Conduct, including the code of ethics for, among others, the chief executive officer and senior financial officers of HEI, which may be viewed on HEI’s website at www.hei.com.

Section 16(a) beneficial ownership reporting compliance

For information required to be reported under this caption, see page 21 of HEI’s 2003 Proxy Statement.

HECO:

The following persons are, or may be deemed to be, executive officers of HECO. Their ages are given as of February 12, 2003 and their years of company service are given as of December 31, 2002. Officers are appointed to serve until the meeting of the HECO Board of Directors after the next HECO Annual Meeting (which will occur in April 2003) and/or until their respective successors have been appointed and qualified (or until their earlier resignation or removal). Company service includes service with HECO affiliates.

HECO Executive Officers	Business experience for past five years
Robert F. Clarke, age 60
Chairman of the Board	1/91 to date
(Company service: 15 years)

T. Michael May, age 56
President, Chief Executive Officer and Director	9/95 to date
Chairman of the Board, MECO and HELCO	9/95 to date
(Company service: 10 years)

Robert A. Alm, age 51
Senior Vice President – Public Affairs	7/01 to date
(Company service: 1 year)

Robert A. Alm, prior to joining HECO, served as Executive Vice President of Financial Management Group at First Hawaiian Bank from 1/99 to 6/01 and Senior Vice President of Financial Management Group at First Hawaiian Bank from 2/96 to 12/98.

Thomas L. Joaquin, age 59
Senior Vice President – Operations	7/01 to date
Vice President – Power Supply	7/95 to 06/01
(Company service: 29 years)

HECO Executive Officers	Business experience for past five years
(continued)

Karl E. Stahlkopf, age 62
Senior Vice President – Energy Solutions and Chief Technology Officer	5/02 to date
(Company service: 8 months)

Karl E. Stahlkopf, prior to joining HECO, served as Vice President – Power Delivery and Utilization of the Electric Power Research Institute from 1/01 to 5/02; President and CEO of EPRI Solutions from 01/99 to 01/01; and Vice President – Energy Delivery and Utilization of the Electric Power Research Institute from 1/97 to 1/99.

William A. Bonnet, age 59
Vice President – Government & Community Affairs	5/01 to date
President, Maui Electric Company, Inc	9/96 to 5/01
(Company service: 17 years)

Jackie Mahi Erickson, age 62
Vice President & General Counsel	3/03 to date
Vice President – Customer Operations & General Counsel	10/98 to 3/03
Vice President – General Counsel & Government Relations	9/95 to 9/98
(Company service: 21 years)

Charles M. Freedman, age 56
Vice President – Corporate Relations	3/98 to date
Vice President – Corporate Excellence	7/95 to 2/98
(Company service: 11 years)

Chris M. Shirai, age 55
Vice President – Energy Delivery	12/99 to date
Manager, Engineering Department	7/96 to 11/99
(Company service: 33 years)

Thomas C. Simmons, age 54
Vice President – Power Supply	2/02 to date
Manager, Power Supply	7/95 to 2/02
(Company service: 31 years)

Richard A. von Gnechten, age 39
Financial Vice President	12/00 to date
Assistant Treasurer and Manager, Financial Services	5/00 to 11/00
Manager, Customer Service	12/96 to 5/00
(Company service: 11 years)

HECO Executive Officers	Business experience for past five years
(continued)

Patricia U. Wong, age 46
Vice President – Corporate Excellence	3/98 to date
Manager, Environmental Department	10/96 to 2/98
(Company service: 12 years)

Lorie Ann K. Nagata, age 44
Treasurer	12/00 to date
Manager, Management Accounting	5/98 to date
Assistant Treasurer	3/97 to 11/00
Director, Management Accounting	12/94 to 4/98
(Company service: 20 years)

Ernest T. Shiraki, age 55
Controller	5/89 to date
(Company service: 33 years)

Molly M. Egged, age 52
Secretary	10/89 to date
(Company service: 22 years)

HECO’s executive officers, with the exception of Robert A. Alm, Jackie Mahi Erickson, Charles M. Freedman, Thomas L. Joaquin, Chris M. Shirai, Thomas C. Simmons and Patricia U. Wong, are also officers and/or directors of MECO, HELCO or Renewable Hawaii, Inc. HECO executive officers Robert F. Clarke, T. Michael May and Molly M. Egged are also officers of one or more of the affiliated nonutility HEI companies.

There are no family relationships between any executive officer or director of HECO and any other executive officer or director of HECO, or any arrangement or understanding between any director and any person pursuant to which the director was selected.

In connection with its periodic review of corporate governance trends and best practices, the HEI Board of Directors adopted a Revised Code of Conduct, including the code of ethics for, among others, the chief executive officer and senior financial officers of HECO, which may be viewed on HEI’s website at www.hei.com.

HECO Board of Directors

The list of current directors of HECO is incorporated herein by reference to page 59 of HECO’s Annual Report. Information on the business experience and directorships of HECO directors who are also directors of HEI is incorporated herein by reference to pages 13 to 15 of HEI’s 2003 Proxy Statement.

Anne M. Takabuki and Barry K. Taniguchi, ages 46 and 55, as of February 12, 2003, respectively, are the only nonemployee directors of HECO who are not directors of HEI. Ms. Takabuki was elected a director of HECO in April 1997 and is Vice President/Secretary and General Counsel of Wailea Golf Resort, Inc. She also serves on the boards of Wailea Golf Resort, Inc. and its affiliated companies, MAGBA, Inc. and Kapiolani Medical Foundation and is a member of the advisory Board of Directors of MECO. Mr. Taniguchi was elected a director of HECO in April 2001 and is President of KTA Super Stores. He also serves on the boards of ASB, Puna Plantation Hawaii, Limited, and K. Taniguchi, Ltd. and is a member of the advisory Board of Directors of HELCO.

Committees of the HECO Board

During 2002, the Board of Directors of HECO had one standing committee, the Audit Committee, which was comprised of four nonemployee directors: Diane J. Plotts, Chairman, Shirley J. Daniel, Anne M. Takabuki and Barry K. Taniguchi. The Audit Committee holds such meetings as it deems advisable to review the financial operations of HECO. In 2002, the Audit Committee held five meetings to review various matters with management, the internal auditor and HECO’s independent auditors, including the activities of the internal auditor, the results of the annual audit by the independent auditors and the financial statements which are included in HECO’s 2001 Annual Report to Stockholder.

Attendance at meetings

In 2002, there were six regular bi-monthly meetings of the HECO Board of Directors. All incumbent directors attended at least 75% of the combined total number of meetings of the Board and the Committee on which they served.

ITEM 11.	EXECUTIVE COMPENSATION

HEI:

The information required under this item for HEI is incorporated by reference to pages 17 to 19 and 22 to 34 of HEI’s 2003 Proxy Statement.

HECO:

Remuneration of HECO Directors

In 2002, Anne M. Takabuki and Barry K. Taniguchi were the only nonemployee HECO directors who were not also directors of HEI. Commencing May 1, 2002, they each received an annual cash retainer of $20,000 paid quarterly, and 300 shares of HEI stock. In order to receive the fourth quarter installment, directors are required to have attended at least 75% of the combined total of all the Board and Committee meetings on which the director serves. The nonemployee HECO directors who were also nonemployee HEI directors received an annual cash retainer of $10,000, paid quarterly, for their service on the HECO Board. The Chairman of the HECO Audit Committee was paid an additional annual cash retainer of $3,000. Employee members of the Board of Directors are not compensated for attendance at any meeting of the Board or Committees of the Board.

Summary compensation table

The following summary compensation table shows the annual and long-term compensation of the chief executive officer of HECO and the four other most highly compensated executive officers of HECO (collectively, the HECO Named Executive Officers) who served at the end of 2002. All compensation amounts presented for T. Michael May are the same amounts presented in HEI’s 2003 Proxy Statement.

SUMMARY COMPENSATION TABLE

		Annual Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Other Annual Compen- sation(2) ($)	Restricted Stock Award(3) ($)	Securities Underlying Options(4) (#)	LTIP Payouts(5) ($)	All Other Compen- sation(6) ($)
T. Michael May	2002	472,000	286,960	0	NA	25,000	150,645	7,314
President and Chief Executive Officer	2001	415,000	163,257	0	NA	20,000	54,540	18,881
	2000	408,000	62,971	0	NA	20,000	0	17,117

Robert A. Alm (7)	2002	223,000	57,227	0	NA	0	NA	1,698
Senior Vice President-Public Affairs	2001	100,000	30,367	0	NA	0	NA	2,825

Thomas L. Joaquin	2002	223,000	49,385	0	NA	0	NA	4,475
Senior Vice President-Operations	2001	202,000	58,597	0	NA	3,000	NA	11,745
	2000	189,000	39,880	0	NA	0	NA	10,126

Karl C. Stahlkopf (8)	2002	187,000	52,421	100,000	140,880	0	NA	4,929
Senior Vice President- Energy Solutions and Chief Technology Officer

Jackie Mahi Erickson	2002	187,000	38,869	0	NA	0	NA	4,929
Vice President & General Counsel	2001	181,000	47,844	0	NA	3,000	NA	13,503
	2000	175,000	44,803	0	NA	0	NA	12,012

NA	Not applicable (not participants in the plan).
(1)	The HECO Named Executive Officers are eligible for an incentive award under the Company’s annual Executive Incentive Compensation Plan (EICP). EICP bonus payouts are reflected as compensation for the year earned.
(2)	Covers a signing bonus of $100,000 for Mr. Stahlkopf for 2002.
(3)	On May 1, 2002, 3,000 shares of restricted stock were granted to Mr. Stahlkopf at $46.96 per share. Quarterly dividends on the 3,000 shares of restricted stock are paid to Mr. Stahlkopf. The 3,000 shares of restricted stock become unrestricted on May 1, 2007. As of December 31, 2002, the restricted stock value was $131,940 based on closing price of $43.98 per share on the New York Stock Exchange.
(4)	Options granted earn dividend equivalents as further described below under “Option grants in last fiscal year.”
(5)	Long-Term Incentive Plan (LTIP) payouts are determined in the first quarter of each year for the three-year cycle ending on December 31 of the previous calendar year.
(6)	Represents amounts accrued each year by the Company for certain preretirement death benefits provided to the HECO Named Executive Officers. Additional information concerning these death benefits is incorporated by reference to “Other Compensation Plans” on page 33 of HEI’s 2003 Proxy Statement.
(7)	Mr. Alm joined HECO as the Senior Vice President-Public Affairs on July 1, 2001.
(8)	Mr. Stahlkopf joined HECO as the Senior Vice President-Energy Solutions and Chief Technology Officer on May 1, 2002.

Option grants in last fiscal year

A stock option was granted in 2002 to only one of the HECO Named Executive Officers, Mr. May. Additional information required under this item is incorporated by reference on page 23 of HEI’s 2003 Proxy Statement.

Aggregated option exercises and fiscal yearend option values

The following table shows the stock options, including dividend equivalents, exercised by the HECO Named Executive Officers in 2002. Also shown is the number of securities underlying unexercised options and the value of unexercised in the money options, including dividend equivalents, at the end of 2002. HEI, under the Stock Option and Incentive Plan, granted dividend equivalents to all HECO Named Executive Officers as part of the stock option grant, except Mr. Joaquin’s 1995 stock option grant.

Dividend equivalents permit a participant who exercises a stock option to obtain at no additional cost, in addition to the option shares, the amount of dividends declared between the grant and the exercise of the option during the vesting period. Dividend equivalents are computed as of each dividend record date throughout the four-year vesting period, both with respect to the number of shares under the option and the number of dividend equivalent shares previously credited to the HECO Named Executive Officer, which have not been exercised/issued during the period prior to the dividend record date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

	Shares Acquired	Dividend Equivalents	Value Realized	Value Realized On Dividend	Number of Securities Underlying Unexercised Options (Including Dividend Equivalents) at Fiscal Year-End	Value of Unexercised In the Money Options (Including Dividend Equivalents) at Fiscal Year-End (1)
Name	On Exercise (#)	Acquired On Exercise (#)	On Options ($)	Equivalents ($)	Exercisable/ Unexercisable (#)	Exercisable/ Unexercisable ($)
T. Michael May	37,000	11,399	239,053	496,156	36,721 / 61,024	612,421 /590,164
Robert A. Alm	—	—	—	—	— /—	— /—
Thomas L. Joaquin	—	—	—	—	10,679 / 3,460	161,189 /44,930
Karl C. Stahlkopf	—	—	—	—	— /—	— /—
Jackie Mahi Erickson	8,000	1,530	75,370	70,960	— /3,460	— /44,930

(1)	Values based on closing price of $43.98 per share on the New York Stock Exchange on December 31, 2002.

Long-Term Incentive Plan awards table

A Long-Term Incentive Plan award made to Mr. May in 2002 was the only such award made to the HECO Named Executive Officers. Additional information required under this item is incorporated by reference to “Long-Term Incentive Plan (LTIP) Awards” on pages 24 to 26 of HEI’s 2003 Proxy Statement.

Pension plan

Each of the HECO Named Executive Officers participates in the Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (the Retirement Plan). In addition, Mr. May (but not the other HECO Named Executive Officers) participates in certain supplemental pension plans sponsored by HEI. For additional information required under this item for Mr. May, see “Pension Plans” on pages 26 to 28 of HEI’s 2003 Proxy Statement.

The Retirement Plan provides a monthly retirement pension for life. Additional information required under this item is incorporated by reference to “Pension Plans” on pages 26 to 28 of HEI’s 2003 Proxy Statement. As of December 31, 2002, the HECO Named Executive Officers had the following number of years of credited service under the Retirement Plan: Mr. May, 10 years; Mr. Alm, 1 year; Ms. Erickson, 21 years; Mr. Joaquin, 29 years; and Mr. Stahlkopf, 8 months.

Change-in-Control Agreements

HECO does not have any Change-in-Control Agreements with any of the HECO Named Executive Officers. Mr. May is the only HECO Named Executive Officer with whom HEI has a Change-in-Control Agreement. Additional information required under this item is incorporated by reference to “Change-in-Control Agreements” on pages 28 to 29 of HEI’s 2003 Proxy Statement.

Executive Management Compensation

The HEI Compensation Committee, composed of six independent nonemployee directors, approves executive compensation for the HECO Named Executive Officers. The information required to be disclosed concerning the Compensation Committee is incorporated herein by reference to pages 18 to 19 and 29 to 33 of HEI’s 2003 Proxy Statement. Actions of the Committee are subject to ratification by the full HEI and HECO Boards of Directors (excluding any affected individuals).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

HEI:

The information required under this item is incorporated by reference to page 20 of HEI’s 2003 Proxy Statement and “Market for Registrant’s Common Equity and Related Stockholder Matters–equity compensation plan information.”

HECO:

HEI owns all of HECO’s common stock, which is HECO’s only class of securities generally entitled to vote on matters requiring shareholder approval. HECO has also issued and has outstanding various series of preferred stock, the holders of which, upon certain defaults in dividend payments, have the right to elect a majority of the directors of HECO.

The following table shows the shares of HEI common stock beneficially owned by each HECO director (other than those who are also directors of HEI), by each HECO Named Executive Officer (other than Mr. May, who is a named executive officer of HEI) and by all HECO directors and all HECO executive officers as a group, as of February 26, 2003, based on information furnished by the respective individuals.

Amount of Common Stock and Nature of Beneficial Ownership
Name of Individual or Group	Sole Voting or Investment Power	Shared Voting or Investment Power (1)	Other Beneficial Ownership (2)	Stock Options (3)	Total
Directors
Anne M. Takabuki	2,492	—	—	—	2,492
Barry K. Taniguchi	—	1,618	—	—	1,618

Other HECO Named Executive Officers
Robert A. Alm	1,159	—	—	—	1,159
Thomas L. Joaquin	6,145	1,511	32	10,738	18,426
Karl C. Stahlkopf	3,151	—	—	—	3,151
Jackie Mahi Erickson	4,724	1,227	2	—	5,953

All directors and executive officers as a group (21 persons)	72,030	9,861	3,154	149,005	234,050	*

*	HECO directors Clarke, Daniel, May, Plotts, Scott and Watanabe, who also serve on the HEI Board of Directors, are not shown separately, but are included in the total for all HECO directors and executive officers as a group. The information required as to these directors is incorporated by reference to page 20 of HEI’s 2003 Proxy Statement. The number of shares of common stock beneficially owned by any HECO director or by all HECO directors and officers as a group does not exceed 1% of the outstanding common stock of HEI.
(1)	Shares registered in name of the individual and spouse.
(2)	Shares owned by spouse, children or other relatives sharing the home of the director or officer in which the director or officer disclaims personal interest.
(3)	Stock options, including accompanying dividend equivalents shares, exercisable within 60 days after February 12, 2003, under the 1987 Stock Option and Incentive Plan

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

HEI:

The information required under this item is incorporated by reference to pages 37 and 38 of HEI’s 2003 Proxy Statement.

HECO:

Certain information required under this item is incorporated by reference to page 37 of HEI’s 2003 Proxy Statement. In addition, Karl C. Stahlkopf is currently indebted to HECO in the amount of $162,500 for an employee relocation loan made to him on May 22, 2002, prior to the enactment of the Sarbanes-Oxley Act of 2002. The loan is interest free, with the unpaid principal balance due on May 22, 2003 or sooner if Mr. Stahlkopf ceases to be an employee of HECO.

ITEM 14.	CONTROLS AND PROCEDURES

HEI:

Robert F. Clarke, HEI Chief Executive Officer, and Eric K. Yeaman, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of March 13, 2003. Based on their evaluations, as of March 13, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in HEI’s internal controls or in other factors that could significantly affect these controls subsequent to March 13, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

HECO:

T. Michael May, HECO Chief Executive Officer, and Richard A. von Gnechten, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of March 13, 2003. Based on their evaluations, as of March 13, 2003, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in HECO’s internal controls or in other factors that could significantly affect these controls subsequent to March 13, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial statements

The following financial statements contained in HEI’s Annual Report and HECO’s Annual Report are incorporated by reference in Part II, Item 8, of this Form 10-K:

	Pages in HEI’s and HECO’s Annual Report
	HEI	HECO
Independent Auditors’ Report	37	23
Consolidated Statements of Income, Years ended December 31, 2002, 2001 and 2000	38	24
Consolidated Statements of Retained Earnings, Years ended December 31, 2002, 2001 and 2000	NA	24
Consolidated Balance Sheets, December 31, 2002 and 2001	39	25
Consolidated Statements of Capitalization, December 31, 2002 and 2001	NA	26-27
Consolidated Statements of Changes in Stockholders’ Equity, Years ended December 31, 2002, 2001 and 2000	40	NA
Consolidated Statements of Cash Flows, Years ended December 31, 2002, 2001 and 2000	41	28
Notes to Consolidated Financial Statements	42-78	29-57

NA Not applicable.

(a)(2) Financial statement schedules

The following financial statement schedules for HEI and HECO are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	HECO
Independent Auditors’ Report		66	67
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) as of December 31, 2002 and 2001 and Years ended December 31, 2002, 2001 and 2000	68-70	NA
Schedule II	Valuation and Qualifying Accounts, Years ended December 31, 2002, 2001 and 2000	71	71

NA Not applicable.

Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements (including the notes) included in HEI’s Annual Report and HECO’s Annual Report, which financial statements are incorporated herein by reference.

(a)(3) Exhibits

Exhibits for HEI and HECO and their subsidiaries are listed in the “Index to Exhibits” found on pages 72 through 83 of this Form 10-K. The exhibits listed for HEI and HECO are listed in the index under the headings “HEI” and “HECO,” respectively, except that the exhibits listed under “HECO” are also considered exhibits for HEI.

(b) Reports on Form 8-K

HEI and HECO:

Subsequent to September 30, 2002, HEI and/or HECO filed Current Reports, Forms 8-K, with the SEC as follows:

Dated (filing date)	Registrant/s	Items reported

October 3, 2002 (October 10, 2002)	HEI/HECO	Item 5. Update of HELCO Power Situation

October 21, 2002 (October 22, 2002)	HEI/HECO	Item 5. HEI’s October 21, 2002 news release (HEI reports third quarter 2002 earnings)

November 12, 2002 (November 12, 2002)	HEI/HECO	Item 5. HEI’s November 12, 2002 news release (HEI to webcast and teleconference financial analyst presentation on Tuesday, November 19, 2002)

November 13, 2002 (November 13, 2002)	HEI	Item 5. Announcement of the retirement of HEI Chief Financial Officer

December 17, 2002 (December 18, 2002)	HEI/HECO	Item 5. HEI and HECO announce appointment of Shirley J. Daniel, PH.D. to their Boards of Directors

December 26, 2002 (December 26, 2002)	HEI	Item 5. HEI’s December 26, 2002 news release (HEI announces appointment of Eric K. Yeaman as Financial Vice President, Treasurer and Chief Financial Officer)

January 14, 2003 (January 14, 2003)	HEI/HECO	Item 5. HEI’s January 14, 2003 news release (HEI to webcast and teleconference 2002 yearend earnings on January 21, 2003)

January 20, 2003 (January 21, 2003)	HEI/HECO	Item 5. HEI’s January 20, 2003 news release (HEI reports 2002 yearend earnings) and retirement benefits information

February 25, 2003 (February 26, 2003)	HEI/HECO	Item 7. Listing and attaching as exhibits HEI’s 2002 Annual Report to Stockholders in its entirety, portions of HECO’s 2002 Annual Report to Stockholder and Section 906 certifications

March 7, 2003 (March 10, 2003)	HEI	Item 5. Announcing HEI’s sale of $100 million of its Medium-Term Notes, Series D, and Item 7. Listing and attaching as exhibits notes, attorneys’ opinions and pricing supplements

[KPMG LLP letterhead]

Independent Auditors’ Report

The Board of Directors and Stockholders

Hawaiian Electric Industries, Inc.:

Under date of January 20, 2003, we reported on the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Company’s annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index under Item 15.(a)(2). These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 of notes to consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets and for stock-based compensation.

/s/ KPMG LLP

Honolulu, Hawaii

January 20, 2003

[KPMG LLP letterhead]

Independent Auditors’ Report

The Board of Directors and Stockholder

Hawaiian Electric Company, Inc.:

Under date of January 20, 2003, we reported on the consolidated balance sheets and consolidated statements of capitalization of Hawaiian Electric Company, Inc. (a subsidiary of Hawaiian Electric Industries, Inc.) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to stockholder. These consolidated financial statements and our report thereon are incorporated by reference in the Company’s annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index under Item 15.(a)(2). The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Honolulu, Hawaii

January 20, 2003

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2002	2001
Assets
Cash and equivalents	$25,059	$19,155
Advances to and notes receivable from subsidiaries	5,600	48,297
Available-for-sale investment securities	7,971	15,610
Accounts receivable	1,593	1,832
Property, plant and equipment, net	2,089	2,600
Deferred income tax assets	13,110	10,337
Other assets	4,152	5,530
Net assets of discontinued operations	787	—
Investments in subsidiaries, at equity	1,512,423	1,404,904

	$1,572,784	$1,508,265

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$8,108	$8,077
Notes payable to subsidiaries	10,922	6,314
Long-term debt	401,000	460,500
Loan from HEI Preferred Funding, LP (8.36% due in 2017)	103,000	103,000
Other	3,454	685
Net liabilities of discontinued operations	—	24

	526,484	578,600

Stockholders’ equity
Preferred stock, no par value, authorized 10,000 shares; issued: none	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding: 36,809 shares and 35,600 shares	839,503	787,374
Retained earnings	176,118	147,837
Accumulated other comprehensive income (loss)	30,679	(5,546)

	1,046,300	929,665

	$1,572,784	$1,508,265

Note to Balance Sheets
Long-term debt consisted of the following:
Promissory notes, 6.2 - 7.6%, due in various years from 2003 through 2014	$301,000	$360,500
Promissory note, 5.5%, due in 2003	100,000	100,000

	$401,000	$460,500

The aggregate payments of principal required subsequent to December 31, 2002 on long-term debt are $136 million in 2003, $1 million in 2004, $37 million in 2005, $110 million in 2006 and $10 million in 2007.

As of December 31, 2002, HEI has a General Agreement of Indemnity in favor of SAFECO Insurance Company for losses in connection with any insurance/surety bonds they issue to HEI, including $10 million in mail insurance, a $1 million transfer agent errors and omissions bond and a $0.5 million self-insured automobile bond.

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

	Years ended December 31,
(in thousands)	2002	2001	2000
Revenues [1]	$(3,881)	$(5,338)	$940
Equity in income from continuing operations of subsidiaries	152,725	143,730	136,998

	148,844	138,392	137,938

Expenses:

Operating, administrative and general	15,633	10,481	7,322
Depreciation of property, plant and equipment	891	1,047	1,347
Taxes, other than income taxes	460	472	315

	16,984	12,000	8,984

Operating income	131,860	126,392	128,954
Interest expense	37,576	43,539	40,195

Income from continuing operations before income tax benefits	94,284	82,853	88,759
Income tax benefits	23,933	24,893	20,577

Income from continuing operations	118,217	107,746	109,336
Loss from discontinued subsidiary operations	—	(24,041)	(63,592)

Net income	$118,217	$83,705	$45,744

[1]

2002 and 2001 revenues include $4.5 million and $8.7 million, respectively, of writedowns of the income notes that HEI purchased in connection with the termination of ASB’s investment in trust certificates in May and July 2001. See “Disposition of certain debt securities” in “Business–Bank–American Savings Bank, F.S.B.”

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

Hawaiian Electric Industries, Inc.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2002	2001	2000
Cash flows from operating activities
Income from continuing operations	$118,217	$107,746	$109,336
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Equity in net income of continuing subsidiaries	(152,725)	(143,730)	(136,998)
Common stock dividends/distributions received from subsidiaries	78,599	62,944	93,661
Depreciation of property, plant and equipment	891	1,047	1,347
Other amortization	500	579	447
Writedowns of income notes	4,499	8,652	—
Deferred income taxes	(6,495)	(6,778)	(1,569)
Changes in assets and liabilities
Decrease (increase) in accounts receivable	239	(638)	131
Increase (decrease) in accounts payable	31	(346)	1,905
Increase (decrease) in taxes accrued	10,988	(47,603)	44,487
Changes in other assets and liabilities	5,266	4,709	(13,457)

Net cash provided by (used in) operating activities	60,010	(13,418)	99,290

Cash flows from investing activities
Net decrease (increase) in advances to and notes receivable from subsidiaries	42,697	(39,533)	(8,764)
Purchase of investments	—	(27,929)	—
Capital expenditures	(396)	(916)	(622)
Additional investments in subsidiaries	(325)	(1,424)	(485)
Other	480	16	10

Net cash provided by (used in) investing activities	42,456	(69,786)	(9,861)

Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original maturities of three months or less	4,608	2,675	(2,340)
Net decrease in commercial paper	—	—	(44,820)
Proceeds from issuance of long-term debt	—	100,000	100,000
Repayment of long-term debt	(59,500)	(60,500)	(10,500)
Net proceeds from issuance of common stock	32,451	78,937	14,080
Common stock dividends	(73,412)	(67,015)	(68,624)

Net cash provided by (used in) financing activities	(95,853)	54,097	(12,204)

Net cash provided by (used in) discontinued operations	(709)	47,585	(77,304)

Net increase (decrease) in cash and equivalents	5,904	18,478	(79)
Cash and equivalents, January 1	19,155	677	756

Cash and equivalents, December 31	$25,059	$19,155	$677

Supplemental disclosures of noncash activities:

In 2002, 2001 and 2000, $0.8 million, $0.8 million and $0.7 million, respectively, of HEI advances to HEIDI were converted to equity in noncash transactions.

In April 2000, HEI recommenced issuing new common shares under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP). From March 1998 to March 2000, HEI had acquired for cash its common shares in the open market to satisfy the requirements of the HEI DRIP. Under the HEI DRIP, common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $17 million in 2002, $16 million in 2001 and $12 million in 2000.

Hawaiian Electric Industries, Inc.

and Hawaiian Electric Company, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000

Col. A	Col. B	Col. C			Col. D		Col. E
(in thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
2002
Allowance for uncollectible accounts–Hawaiian Electric Company, Inc. and subsidiaries	$1,260	$1,444	$1,286	(a)	$2,992	(b)	$998

Allowance for uncollectible interest (ASB)	$2,710	—	—		$1,980		$730

Allowance for losses for loans receivable (ASB)	$42,224	$9,750	$1,205	(a)	$7,744	(b)	$45,435

2001
Allowance for uncollectible accounts–Hawaiian Electric Company, Inc. and subsidiaries	$939	$1,930	$1,246	(a)	$2,855	(b)	$1,260

Allowance for uncollectible interest (ASB)	$2,978	—	—		$268		$2,710

Allowance for losses for loans receivable (ASB)	$37,449	$12,500	$1,898	(a)	$9,623	(b)	$42,224

2000
Allowance for uncollectible accounts–Hawaiian Electric Company, Inc. and subsidiaries	$1,057	$1,403	$948		$2,469		$939
Other companies	61	—	—		61		—

	$1,118	$1,403	$948	(a)	$2,530	(b)	$939

Allowance for uncollectible interest (ASB)	$5,695	—	—		$2,717		$2,978

Allowance for losses for loans receivable (ASB)	$35,348	$13,050	$2,389	(a)	$13,338	(b)	$37,449

(a)	Primarily bad debts recovered.
(b)	Bad debts charged off.

INDEX TO EXHIBITS

The exhibits designated by an asterisk (*) are filed herein. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Shareholder Services Division, P.O. Box 730, Honolulu, Hawaii 96808-0730.

Exhibit no.	Description
HEI:

3(i).1	HEI’s Restated Articles of Incorporation (Exhibit 4(b) to Registration No. 33-7895).

3(i).2	Articles of Amendment of HEI, amending HEI’s Restated Articles of Incorporation (Exhibit 4(b) to Registration No. 33-40813).

3(i).3	Statement of Issuance of Shares of Preferred or Special Classes in Series for HEI Series A Junior Participating Preferred Stock (Exhibit 3(i).3 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8503).

3(ii)	HEI’s Amended and Restated By-Laws. (Exhibit 3(ii) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 1-8503).

4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries (Exhibit 4.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

4.2	Rights Agreement, dated as of October 28, 1997, between HEI and Continental Stock Transfer & Trust Company, as Rights Agent, which includes as Exhibit B thereto the Form of Rights Certificates (Exhibit 1 to HEI’s Form 8-A, dated October 28, 1997, File No. 1-8503).

4.3	Indenture, dated as of October 15, 1988, between HEI and Citibank, N.A., as Trustee (Exhibit 4 to Registration No. 33-25216).

4.4	First Supplemental Indenture dated as of June 1, 1993 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4(a) to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-8503).

4.4(a)	Second Supplemental Indenture dated as of April 1, 1999 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-8503).

4.4(b)	Third Supplemental Indenture dated as of August 1, 2002 between HEI and Citibank, N.A., as Trustee, to Indenture dated as of October 15, 1988 between HEI and Citibank, N.A., as Trustee (Exhibit 4 to HEI’s Current Report on Form 8-K dated August 16, 2002, File No. 1-8503).

4.5	Pricing Supplements Nos. 1 through 9 to the Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed in connection with the sale of Medium-Term Notes, Series B (Exhibit 4(b) to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-8503).

Exhibit no.	Description
4.5(a)	Pricing Supplement No. 11 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on December 1, 1995 in connection with the sale of Medium-Term Notes, Series B (Exhibit 4.8 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-8503).

4.5(b)	Pricing Supplement No. 12 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on February 12, 1996 in connection with the sale of Medium-Term Notes, Series B (Exhibit 4.9 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-8503).

4.5(c)	Pricing Supplements Nos. 13 through 14 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on September 26, 1997 in connection with the sale of Medium-Term Notes, Series B.

4.5(d)	Pricing Supplement No. 15 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on September 29, 1997 in connection with the sale of Medium-Term Notes, Series B.

4.5(e)	Pricing Supplement No. 16 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on September 30, 1997 in connection with the sale of Medium-Term Notes, Series B.

4.5(f)	Pricing Supplement No. 17 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on October 2, 1997 in connection with the sale of Medium-Term Notes, Series B.

4.5(g)	Pricing Supplement No. 20 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on February 6, 1998 in connection with the sale of Medium-Term Notes, Series B.

4.5(h)	Pricing Supplement No. 22 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on June 10, 1998 in connection with the sale of Medium-Term Notes, Series B.

4.5(i)	Pricing Supplement No. 24 to Registration Statement on Form S-3 of HEI (Registration No. 33-58820) filed on June 10, 1998 in connection with the sale of Medium-Term Notes, Series B.

4.5(j)	Pricing Supplement No. 1 to Registration Statement on Form S-3 of HEI (Registration No. 333-73225) filed on May 3, 1999 in connection with the sale of Medium-Term Notes, Series C.

4.5(k)	Pricing Supplement No. 2 to Registration Statement on Form S-3 of HEI (Registration No. 333-73225) filed on April 11, 2000 in connection with the sale of Medium-Term Notes, Series C.

4.5(l)	Pricing Supplement No. 3 to Registration Statement on Form S-3 of HEI (Registration No. 333-73225) filed on April 5, 2001 in connection with the sale of Medium-Term Notes, Series C.

Exhibit no.	Description
4.5(m)	Pricing Supplement No. 1 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on March 5, 2003 in connection with the sale of Medium-Term Notes, Series D.

4.5(n)	Pricing Supplement No. 2 to Registration Statement on Form S-3 of HEI (Registration No. 333-87782) filed on March 5, 2003 in connection with the sale of Medium-Term Notes, Series D.

4.6	Amended and Restated Agreement of Limited Partnership of HEI Preferred Funding, LP dated as of February 1, 1997 (Exhibit 4(e) to HEI’s Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.7	Amended and Restated Trust Agreement of Hawaiian Electric Industries Capital Trust I (HEI Trust I) dated as of February 1, 1997 (Exhibit 4(f) to HEI’s Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.8	Junior Indenture between HEI and The Bank of New York, as Trustee, dated as of February 1, 1997 (Exhibit 4(i) to HEI’s Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.9	Officers’ Certificate in connection with issuance of 8.36% Junior Subordinated Debenture, Series A, Due 2017 under Junior Indenture of HEI (Exhibit 4(l) to HEI’s Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.10	8.36% Trust Originated Preferred Security (Liquidation Amount $25 Per Trust Preferred Security) of HEI Trust I (Exhibit 4(m) to HEI’s Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.11	8.36% Junior Subordinated Debenture Series A, Due 2017, of HEI (Exhibit 4(n) to HEI’s Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.12	Trust Preferred Securities Guarantee Agreement with respect to HEI Trust I dated as of February 1, 1997 (Exhibit 4(o) to HEI’s Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.13	Partnership Guarantee Agreement with respect to the Partnership dated as of February 1, 1997 (Exhibit 4(p) to HEI’s Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.14	Affiliate Investment Instruments Guarantee Agreement with respect to 8.36% Junior Subordinated Debenture of HEIDI dated as of February 1, 1997 (Exhibit 4(q) to HEI’s Current Report on Form 8-K dated February 4, 1997, File No. 1-8503).

4.15	Certificate Evidencing Trust Common Securities of HEI Trust I dated February 4, 1997 (Exhibit 4.12 to the Quarterly Report on Form 10-Q of HEI Trust I and the Partnership, File No. 1-8503-02, for the quarter ended March 31, 1997).

4.16	Certificate Evidencing Partnership Preferred Securities of the Partnership dated February 4, 1997 (Exhibit 4.13 to the Quarterly Report on Form 10-Q of HEI Trust I and the Partnership, File No. 1-8503-02, for the quarter ended March 31, 1997).

Exhibit no.	Description
10.1	PUC Order Nos. 7070, 7153, 7203 and 7256 in Docket No. 4337, including copy of “Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc.” dated September 23, 1982 (Exhibit 10 to Amendment No. 1 to Form U-1).

10.2	Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988, between HEI, HEIDI and the Federal Savings and Loan Insurance Corporation (by the Federal Home Loan Bank of Seattle) (Exhibit (28)-2 to HEI’s Current Report on Form 8-K dated May 26, 1988, File No. 1-8503).

10.3	OTS letter regarding release from Part II.B. of the Regulatory Capital Maintenance/Dividend Agreement dated May 26, 1988 (Exhibit 10.3(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

*10.4	Executive Incentive Compensation Plan.

10.5	HEI Executives’ Deferred Compensation Plan (Exhibit 10.5 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

10.6	1987 Stock Option and Incentive Plan of HEI as amended and restated effective June 19, 2001 (Exhibit 4 to HEI’s Current Report on Form 8-K, dated June 19, 2001, File No. 1-8503).

*10.7	HEI Long-Term Incentive Plan.

*10.8(a)	HEI Supplemental Executive Retirement Plan effective as of January 1, 1989.

*10.8(b)	HEI Excess Pay Supplemental Executive Retirement Plan.

*10.9	HEI Excess Benefit Plan effective as of January 1, 1994.

10.10	Form of Change-in-Control Agreement (Exhibit 10.14 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.11	Nonemployee Director Retirement Plan, effective as of October 1, 1989 (Exhibit 10.15 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

*10.12	HEI 1990 Nonemployee Director Stock Plan, As Amended and Restated.

10.13	HEI Nonemployee Directors’ Deferred Compensation Plan (Exhibit 10.14 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-8503).

10.14	Form of HEI and HECO Executives’ Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

Exhibit no.	Description
*10.15	Employment Separation Agreement by and between Robert F. Mougeot and HEI, and its subsidiary and affiliated entities and the shareholders, directors, officers, employees and agents of HEI and its subsidiary and affiliated entities effective November 24, 2002.

*10.16	HEI Executive Death Benefit Plan of HEI and Participating Subsidiaries effective September 1, 2001.

*11	Computation of Earnings per Share of Common Stock. Filed herein as page 84.

*12	Computation of Ratio of Earnings to Fixed Charges. Filed herein as pages 85 and 86.

*13.1	HEI’s 2002 Annual Report to Stockholders (Appendix A to the Proxy Statement prepared for the Annual Meeting to Stockholders to be held on April 22, 2003)

18	KPMG LLP letter re: change in accounting principle (Exhibit 18.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8503).

*21	Subsidiaries of HEI. Filed herein as pages 88 and 89.

*23	Accountants’ Consent. Filed herein as page 91.

*99.1	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Robert F. Clarke, HEI Chief Executive Officer. Filed herein as page 92.

*99.2	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Eric K. Yeaman, HEI Chief Financial Officer. Filed herein as page 93.

*99.3	Amendment 2002-3 to the Hawaiian Electric Industries Retirement Savings Plan for incorporation by reference in the Registration Statement on Form S-8 (Regis. No. 333-02103).

HECO:

3(i).1	HECO’s Certificate of Amendment of Articles of Incorporation (Exhibit 3.1 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

3(i).2	Statement of Issuance of Preferred or Special Classes in Series for HECO Series R Preferred Stock (Exhibit 3.1(a) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

3(i).3	Articles of Amendment to HECO’s Amended Articles of Incorporation (Exhibit 3.1(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No 1-4955).

3(i).4	Articles of Amendment to HECO’s Amended Articles of Incorporation (Exhibit 3(i).4 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No 1-4955).

3(ii)	HECO’s By-Laws (Exhibit 3.2 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

Exhibit no.	Description
*4.1	Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HECO, HELCO and MECO.

4.2	Amended and Restated Trust Agreement of HECO Capital Trust I (HECO Trust I) dated as of March 1, 1997 (Exhibit 4(c) to HECO’s Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

4.3	HECO Junior Indenture with The Bank of New York, as Trustee, dated as of March 1, 1997 (Exhibit 4(d) to HECO’s Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

4.4	8.05% Cumulative Quarterly Income Preferred Security (liquidation preference $25 per preferred security) of HECO Trust I (Exhibit 4(e) to HECO’s Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

4.5	8.05% Junior Subordinated Deferrable Interest Debenture, Series 1997 of HECO (Exhibit 4(f) to HECO’s Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

4.6	Trust Guarantee Agreement with respect to HECO Trust I dated as of March 1, 1997 (Exhibit 4(g) to HECO’s Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

4.7	MECO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of March 1, 1997 (with the form of MECO’s 8.05% Junior Subordinated Deferrable Interest Debenture, Series 1997 included as Exhibit A) (Exhibit 4(h)-1 to HECO’s Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

4.8	HELCO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of March 1, 1997 (with the form of HELCO’s 8.05% Junior Subordinated Deferrable Interest Debenture, Series 1997 included as Exhibit A) (Exhibit 4(h)-2 to HECO’s Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

4.9	Agreement as to Expenses and Liabilities among HECO Trust I, HECO, MECO and HELCO (Exhibit 4(i) to HECO’s Current Report on Form 8-K dated March 27, 1997, File No. 1-4955).

4.10	Amended and Restated Trust Agreement of HECO Capital Trust II (HECO Trust II) dated as of December 1, 1998 (Exhibit 4(c) to HECO’s Current Report on Form 8-K dated December 4, 1998, File No. 1-4955).

4.11	HECO Junior Indenture with The Bank of New York, as Trustee, dated as of December 1, 1998 (with the form of HECO’s 7.30% Junior Subordinated Deferrable Interest Debenture, Series 1998, included as Exhibit A) (Exhibit 4(d) to HECO’s Current Report on Form 8-K dated December 4, 1998, File No. 1-4955).

Exhibit no.	Description
4.12	7.30% Cumulative Quarterly Income Preferred Security (liquidation preference $25 per preferred security) of HECO Trust II (Exhibit 4(e) to HECO’s Current Report on Form 8-K dated December 4, 1998, File No. 1-4955).

4.13	Trust Guarantee Agreement with respect to HECO Trust II dated as of December 1, 1998 (Exhibit 4(g) to HECO’s Current Report on Form 8-K dated December 4, 1998, File No. 1-4955).

4.14	MECO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of December 1, 1998 (with the form of MECO’s 7.30% Junior Subordinated Deferrable Interest Debenture, Series 1998 included as Exhibit A) (Exhibit 4(h) to HECO’s Current Report on Form 8-K dated December 4, 1998, File No. 1-4955).

4.15	HELCO Junior Indenture with The Bank of New York, as Trustee, including HECO Subsidiary Guarantee, dated as of December 1, 1998 (with the form of HELCO’s 7.30% Junior Subordinated Deferrable Interest Debenture, Series 1998) (Substantially the same as the MECO Junior Indenture included as Exhibit 4.14).

4.16	Agreement as to Expenses and Liabilities among HECO Trust II, HECO, MECO and HELCO (Exhibit 4(i) to HECO’s Current Report on Form 8-K dated December 4, 1998, File No. 1-4955).

10.1	Power Purchase Agreement between Kalaeloa Partners, L.P., and HECO dated October 14, 1988 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-4955).

10.1(a)	Amendment No. 1 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated June 15, 1989 (Exhibit 10(c) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(b)	Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and HECO, as Lessee, dated February 27, 1989 (Exhibit 10(d) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(c)	Restated and Amended Amendment No. 2 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated February 9, 1990 (Exhibit 10.2(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.1(d)	Amendment No. 3 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated December 10, 1991 (Exhibit 10.2(e) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4955).

10.1(e)	Amendment No. 4 to Power Purchase Agreement between HECO and Kalaeloa Partners, L.P., dated October 1, 1999 (Exhibit 10.1 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

Exhibit no.	Description
10.2	Power Purchase Agreement between AES Barbers Point, Inc. and HECO, entered into on March 25, 1988 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, File No. 1-4955).

10.2(a)	Agreement between HECO and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988 (Exhibit 10.4 to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 1988, File No. 1-4955).

10.2(b)	Amendment No. 1, entered into as of August 28, 1988, to Power Purchase Agreement between AES Barbers Point, Inc. and HECO (Exhibit 10 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, File No. 1-4955).

10.2(c)	HECO’s Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990 (Exhibit 10.3(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.3	Amended and Restated Power Purchase Agreement between Hilo Coast Processing Company and HELCO dated March 24, 1995 (Exhibit 10 to HECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-4955).

10.3(a)	Second Amended and Restated Power Purchase Agreement between Hilo Coast Power Company and HELCO dated October 4, 1999 (Exhibit 10 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-4955).

10.3(b)	Amendment No. 1 to the Second Amended and Restated Power Purchase Agreement between Hilo Coast Power Company and HELCO dated November 5, 1999 (Exhibit 10.3(b) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.4	Agreement between MECO and Hawaiian Commercial & Sugar Company pursuant to letters dated November 29, 1988 and November 1, 1988 (Exhibit 10.8 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

10.4(a)	Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989 (Exhibit 10(e) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.4(b)	First Amendment to Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 1, 1990, amending the Amended and Restated Power Purchase Agreement dated November 30, 1989 (Exhibit 10(f) to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

Exhibit no.	Description
10.4(c)	Letter agreement dated December 11, 1997 to Extend Term of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.4(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.4(d)	Letter agreement dated October 22, 1998 to Extend Term of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.4(d) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

10.4(e)	Termination Notice dated December 27, 1999 for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit 10.2 to HECO’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

10.4(f)	Rescission dated January 23, 2001 of Termination Notice for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and MECO, dated November 30, 1989, as amended (Exhibit 10.4(f) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.5	Purchase Power Contract between HELCO and Thermal Power Company dated March 24, 1986 (Exhibit 10(a) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.5(a)	Firm Capacity Amendment between HELCO and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase Power Contract between HELCO and Thermal Power Company dated March 24, 1986 (Exhibit 10(b) to HECO’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.5(b)	Amendment made in October 1993 to Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.5(c)	Third Amendment dated March 7, 1995 to the Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.5(d)	Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between HELCO and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

Exhibit no.	Description
10.6	Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (Exhibit 10.9 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.6(a)	Amendment No. 1 to Purchase Power Contract between HECO and the City and County of Honolulu dated March 10, 1986 (Exhibit 10.6 (a) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.6(b)	Firm Capacity Amendment, dated April 8, 1991, to Purchase Power Contract, dated March 10, 1986, by and between HECO and the City & County of Honolulu (Exhibit 10 to HECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1991, File No. 1-4955).

10.6(c)	Amendment No. 2 to Purchase Power Contract Between HECO and City and County of Honolulu dated March 10, 1986 (Exhibit 10.6(c) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.7	Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and HELCO,” which is provided in final form as Exhibit 10.7(a)) (Exhibit 10.7 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.7(a)	Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(a) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.7(b)	Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and HELCO dated October 22, 1997 (Exhibit 10.7(b) to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

10.7(c)	Power Purchase Agreement Novation dated November 8, 1999 by and among Encogen Hawaii, L.P., Hamakua Energy Partners and HELCO (Exhibit 10.7(c) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.7(d)	Guarantee Agreement dated November 8, 1999 between TECO Energy, Inc. and HELCO (Exhibit 10.7(d) to HECO’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.8	Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.8 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

Exhibit no.	Description
10.9	Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and HECO, MECO, HELCO, HTB and YB dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.9 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.10	Facilities and Operating Contract by and between Chevron and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.10 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.11	Low Sulfur Fuel Oil Supply Contract by and between BHP Petroleum Americas Refining Inc. and HECO dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.11 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.12	Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between BHP Petroleum Americas Refining Inc. and HECO, MECO and HELCO dated November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.12 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.13	Contract of private carriage by and between HITI and HELCO dated December 4, 2000 (Exhibit 10.13 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.14	Contract of private carriage by and between HITI and MECO dated December 4, 2000 (Exhibit 10.14 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.15	HECO Nonemployee Directors’ Deferred Compensation Plan (Exhibit 10.16 to HECO’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, File No. 1-4955).

10.16	HEI and HECO Executives’ Deferred Compensation Agreement. The agreement pertains to and is substantially identical for all the HEI and HECO executive officers (Exhibit 10.15 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-8503).

11	Computation of Earnings Per Share of Common Stock. See note on page 4 of HECO’s Annual Report.

*12	Computation of Ratio of Earnings to Fixed Charges. Filed herein as page 87.

*13.2	Pages 1 to 2, 4 to 57 and 59 of HECO’s Annual Report (with the exception of the data incorporated by reference in Part I, Part II, Part III and Part IV, no other data appearing in the 2002 Annual Report to Stockholder is to be deemed filed as part of this Form 10-K Annual Report)

18	KPMG LLP letter re: change in accounting principle (Exhibit 18.2 to HECO’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-4955).

Exhibit no.	Description
*21	Subsidiaries of HECO. Filed herein as page 90.

*99.1	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of T. Michael May, HECO Chief Executive Officer. Filed herein as page 94.

*99.2	Written Statement Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002 of Richard von Gnechten, HECO Chief Financial Officer. Filed herein as page 95.

*99.3	Reconciliation of electric utility operating income per HEI and HECO Consolidated Statements of Income. Filed herein as page 96.

HEI Exhibit 11

Hawaiian Electric Industries, Inc.

COMPUTATION OF EARNINGS PER SHARE

OF COMMON STOCK

Years ended December 31, 2002, 2001, 2000, 1999 and 1998

(in thousands, except per share amounts)	2002	2001	2000	1999	1998
Net income (loss)
Continuing operations	$118,217	$107,746	$109,336	$96,426	$97,262
Discontinued operations	—	(24,041)	(63,592)	421	(12,451)

	$118,217	$83,705	$45,744	$96,847	$84,811

Weighted-average number of common shares outstanding	36,278	33,754	32,545	32,188	32,014

Adjusted weighted-average number of common shares outstanding	36,477	33,942	32,687	32,291	32,129

Basic earnings (loss) per common share
Continuing operations	$3.26	$3.19	$3.36	$3.00	$3.04
Discontinued operations	—	(0.71)	(1.95)	0.01	(0.39)

	$3.26	$2.48	$1.41	$3.01	$2.65

Diluted earnings (loss) per common share
Continuing operations	$3.24	$3.18	$3.35	$2.99	$3.03
Discontinued operations	—	(0.71)	(1.95)	0.01	(0.39)

	$3.24	$2.47	$1.40	$3.00	$2.64

HEI Exhibit 12 (page 1 of 2)

Hawaiian Electric Industries, Inc.

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

Years ended December 31, 2002, 2001, 2000, 1999 and 1998

	2002		2001		2000
(dollars in thousands)	(1)	(2)	(1)	(2)	(1)	(2)
Fixed charges
Total interest charges (3)	$151,543	$225,174	$175,780	$292,311	$196,980	$316,172
Interest component of rentals	4,501	4,501	4,268	4,268	4,332	4,332
Pretax preferred stock dividend requirements of subsidiaries	3,069	3,069	3,069	3,069	3,109	3,109
Preferred securities distributions of trust subsidiaries	16,035	16,035	16,035	16,035	16,035	16,035

Total fixed charges	$175,148	$248,779	$199,152	$315,683	$220,456	$339,648

Earnings
Pretax income from continuing operations	$181,909	$181,909	$165,903	$165,903	$170,495	$170,495
Fixed charges, as shown	175,148	248,779	199,152	315,683	220,456	339,648
Interest capitalized	(1,855)	(1,855)	(2,258)	(2,258)	(2,922)	(2,922)

Earnings available for fixed charges	$355,202	$428,833	$362,797	$479,328	$388,029	$507,221

Ratio of earnings to fixed charges	2.03	1.72	1.82	1.52	1.76	1.49

(1)	Excluding interest on ASB deposits.
(2)	Including interest on ASB deposits.
(3)	Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI’s consolidated statements of income.

HEI Exhibit 12 (page 2 of 2)

Hawaiian Electric Industries, Inc.

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

Years ended December 31, 2002, 2001, 2000, 1999 and 1998—Continued

	1999		1998
(dollars in thousands)	(1)	(2)	(1)	(2)
Fixed charges
Total interest charges (3)	$158,947	$279,285	$144,911	$286,980
Interest component of rentals	4,370	4,370	3,559	3,559
Pretax preferred stock dividend requirements of subsidiaries	3,407	3,407	9,379	9,379
Preferred securities distributions of trust subsidiaries	16,025	16,025	12,557	12,557

Total fixed charges	$182,749	$303,087	$170,406	$312,475

Earnings
Pretax income from continuing operations	$155,129	$155,129	$155,283	$155,283
Fixed charges, as shown	182,749	303,087	170,406	312,475
Interest capitalized	(2,576)	(2,576)	(5,915)	(5,915)

Earnings available for fixed charges	$335,302	$455,640	$319,774	$461,843

Ratio of earnings to fixed charges	1.83	1.50	1.88	1.48

(1)	Excluding interest on ASB deposits.
(2)	Including interest on ASB deposits.
(3)	Interest on nonrecourse debt from leveraged leases is not included in total interest charges nor in interest expense in HEI’s consolidated statements of income.

HECO Exhibit 12

Hawaiian Electric Company, Inc.

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

Years ended December 31, 2002, 2001, 2000, 1999 and 1998

(dollars in thousands)	2002	2001	2000	1999	1998
Fixed charges
Total interest charges	$44,232	$47,056	$49,062	$48,461	$47,921
Interest component of rentals	663	728	696	784	730
Pretax preferred stock dividend requirements of subsidiaries	1,434	1,433	1,438	1,479	4,081
Preferred securities distributions of trust subsidiaries	7,675	7,675	7,675	7,665	4,197

Total fixed charges	$54,004	$56,892	$58,871	$58,389	$56,929

Earnings
Income before preferred stock dividends of HECO	$91,285	$89,380	$88,366	$76,400	$84,230
Fixed charges, as shown	54,004	56,892	58,871	58,389	56,929
Income taxes (see note below)	56,658	55,416	55,375	48,047	54,572
Allowance for borrowed funds used during construction	(1,855)	(2,258)	(2,922)	(2,576)	(5,915)

Earnings available for fixed charges	$200,092	$199,430	$199,690	$180,260	$189,816

Ratio of earnings to fixed charges	3.71	3.51	3.39	3.09	3.33

Note:
Income taxes is comprised of the following:
Income tax expense relating to operating income from regulated activities	$56,729	$55,434	$55,213	$48,281	$54,719
Income tax expense (benefit) relating to results from nonregulated activities	(71)	(18)	162	(234)	(147)

	$56,658	$55,416	$55,375	$48,047	$54,572

HEI Exhibit 21 (Page 1 of 2)

Hawaiian Electric Industries, Inc.

SUBSIDIARIES OF THE REGISTRANT

The following is a list of all direct and indirect subsidiaries of the registrant as of March 10, 2003. The state/place of incorporation or organization is noted in parentheses and subsidiaries of intermediate parent companies are designated by indentations.

Hawaiian Electric Company, Inc. (Hawaii)

Maui Electric Company, Limited (Hawaii)

Hawaii Electric Light Company, Inc. (Hawaii)

HECO Capital Trust I (Delaware)

HECO Capital Trust II (Delaware)

Renewable Hawaii, Inc. (Hawaii)

HEI Diversified, Inc. (Hawaii)

American Savings Bank, F.S.B. (federally chartered)

American Savings Investment Services Corp. (Hawaii)

Bishop Insurance Agency of Hawaii, Inc. (Hawaii)

ASB Service Corporation (Hawaii)

AdCommunications, Inc. (Hawaii)

American Savings Mortgage Co., Inc. (Hawaii)

ASB Realty Corporation (Hawaii)

Pacific Energy Conservation Services, Inc. (Hawaii)

HEI District Cooling, Inc. (Hawaii) (currently inactive)

ProVision Technologies, Inc. (Hawaii)

HEI Properties, Inc. (Hawaii)

HEI Leasing, Inc. (Hawaii) (currently inactive)

Hycap Management, Inc. (Delaware)

HEI Preferred Funding, LP (a limited partnership in which Hycap Management, Inc. is the sole general partner) (Delaware)

Hawaiian Electric Industries Capital Trust I (a business trust) (Delaware)

Hawaiian Electric Industries Capital Trust II (a business trust) (Delaware) (at all times inactive entities)

Hawaiian Electric Industries Capital Trust III (a business trust) (Delaware) (at all times inactive entities)

The Old Oahu Tug Service, Inc. (Hawaii) (currently inactive)

HEI Exhibit 21 (Page 2 of 2)

Hawaiian Electric Industries, Inc.

SUBSIDIARIES OF THE REGISTRANT

(continued)

Discontinued operations:

HEI Power Corp. (Hawaii)

HEI Power Corp. Saipan (Commonwealth of the Northern Mariana Islands) (dissolved on March 18, 2003)

HEI Power Corp. International (Cayman Islands)

HEI Power Corp. Philippines (Cayman Islands)

HEIPC Philippine Development, LLC (Cayman Islands)

Lake Mainit Power, LLC (Cayman Islands) (certified to be dissolved on March 31, 2003)

HEI Power Corp. China (Republic of Mauritius)

HEI Power Corp. China II (Republic of Mauritius)

United Power Pacific Company Limited (Republic of Mauritius)

Baotou Tianjiao Power Co., Ltd. (People’s Republic of China)

(75% owned by United Power Pacific Company Limited)

HEI Investments, Inc. (Hawaii) (activity of leverage leases included in continuing operations)

Malama Pacific Corp. (Hawaii)

HECO Exhibit 21

Hawaiian Electric Company, Inc.

SUBSIDIARIES OF THE REGISTRANT

The following is a list of all subsidiaries of the registrant as of March 10, 2003. The state/place of incorporation or organization is noted in parentheses.

Maui Electric Company, Limited (Hawaii)

Hawaii Electric Light Company, Inc. (Hawaii)

HECO Capital Trust I (a business trust) (Delaware)

HECO Capital Trust II (a business trust) (Delaware)

Renewable Hawaii, Inc. (Hawaii)

HEI Exhibit 23

[KPMG LLP letterhead]

Accountants’ Consent

The Board of Directors

Hawaiian Electric Industries, Inc.:

We consent to incorporation by reference in Registration Statement Nos. 333-18809, 333-56312 and 333-87782 on Form S-3 and Registration Statement Nos. 33-65234, 333-05667 and 333-02103 on Form S-8 of Hawaiian Electric Industries, Inc., and Registration Statement Nos. 333-18809-01, 333-18809-02, 333-18809-03 and 333-18809-04 on Form S-3 of Hawaiian Electric Industries Capital Trust I, Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and HEI Preferred Funding, LP of our report dated January 20, 2003, relating to the consolidated balance sheets of Hawaiian Electric Industries, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which report is incorporated by reference in the 2002 annual report on Form 10-K of Hawaiian Electric Industries, Inc. We also consent to incorporation by reference of our report dated January 20, 2003 relating to the financial statement schedules of Hawaiian Electric Industries, Inc. in the aforementioned 2002 annual report on Form 10-K, which report is included in said Form 10-K.

Our reports refer to a change to the accounting method for goodwill and other intangible assets and for stock-based compensation.

/s/ KPMG LLP

Honolulu, Hawaii

March 18, 2003

HEI Exhibit 99.1

Hawaiian Electric Industries, Inc.

Written Statement of Chief Executive Officer Pursuant to

18 U.S.C. Section 1350,

as Adopted by

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Hawaiian Electric Industries, Inc. (HEI) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the Report), I, Robert F. Clarke, Chief Executive Officer of HEI, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The consolidated information contained in the Report fairly presents, in all material respects, the financial condition as of December 31, 2002 and results of operations for the year ended December 31, 2002 of HEI and its subsidiaries.

/s/ Robert F. Clarke
Robert F. Clarke
Chairman, President and Chief Executive Officer of HEI
Date: March 18, 2003

HEI Exhibit 99.2

Hawaiian Electric Industries, Inc.

Written Statement of Chief Financial Officer Pursuant to

18 U.S.C. Section 1350,

as Adopted by

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Hawaiian Electric Industries, Inc. (HEI) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the Report), I, Eric K. Yeaman, Chief Financial Officer of HEI, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)	The Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The consolidated information contained in the Report fairly presents, in all material respects, the financial condition as of December 31, 2002 and results of operations for the year ended December 31, 2002 of HEI and its subsidiaries.

/s/ Eric K. Yeaman
Eric K. Yeaman
Financial Vice President, Treasurer and Chief Financial Officer of HEI
Date: March 18, 2003

HECO Exhibit 99.1

Hawaiian Electric Company, Inc.

Written Statement of Chief Executive Officer Pursuant to

18 U.S.C. Section 1350,

as Adopted by

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Hawaiian Electric Company, Inc. (HECO) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the HECO Report), I, T. Michael May, Chief Executive Officer of HECO, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)	The HECO Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The HECO consolidated information contained in the HECO Report fairly presents, in all material respects, the financial condition as of December 31, 2002 and results of operations for the year ended December 31, 2002 of HECO and its subsidiaries.

/s/ T. Michael May
T. Michael May
President and Chief Executive Officer of HECO
Date: March 18, 2003

HECO Exhibit 99.2

Hawaiian Electric Company, Inc.

Written Statement of Chief Financial Officer Pursuant to

18 U.S.C. Section 1350,

as Adopted by

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Hawaiian Electric Company, Inc. (HECO) on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the HECO Report), I, Richard A. von Gnechten, Chief Financial Officer of HECO, certify, pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)	The HECO Report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934; and

(2)	The HECO consolidated information contained in the HECO Report fairly presents, in all material respects, the financial condition as of December 31, 2002 and results of operations for the year ended December 31, 2002 of HECO and its subsidiaries.

/s/ Richard A. von Gnechten
Richard A. von Gnechten
Financial Vice President
(Principal Financial Officer of HECO)
Date: March 18, 2003

HECO Exhibit 99.3

Hawaiian Electric Company, Inc.

RECONCILIATION OF ELECTRIC UTILITY OPERATING

INCOME PER HEI AND HECO CONSOLIDATED

STATEMENTS OF INCOME

	Years ended December 31,
(in thousands)	2002	2001	2000
Operating income from regulated and nonregulated activities before income taxes (per HEI Consolidated Statements of Income)	$194,956	$193,945	$193,091

Deduct:
Income taxes on regulated activities	(56,729)	(55,434)	(55,213)
Revenues from nonregulated activities	(4,247)	(4,992)	(6,535)

Add:
Expenses from nonregulated activities	1,177	1,813	1,818

Operating income from regulated activities after income taxes (per HECO Consolidated Statements of Income)	$135,157	$135,332	$133,161

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Eric K. Yeaman	By	/s/ Richard A. von Gnechten
	Eric K. Yeaman		Richard A. von Gnechten
	Financial Vice President, Treasurer and Chief Financial Officer of HEI		Financial Vice President of HECO
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

Date: March 18, 2003		Date: March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 18, 2003. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Robert F. Clarke	Chairman, President and Chairman of the Board of Directors of HEI
Robert F. Clarke	Chairman of the Board of Directors of HECO
(Chief Executive Officer of HEI)

/s/ T. Michael May	Director of HEI
T. Michael May	President and Director of HECO
(Chief Executive Officer of HECO)

/s/ Eric K. Yeaman	Financial Vice President, Treasurer and Chief Financial Officer of HEI
Eric K. Yeaman	(Principal Financial Officer of HEI)

/s/ Curtis Y. Harada	Controller of HEI
Curtis Y. Harada	(Principal Accounting Officer of HEI)

SIGNATURES (continued)

Signature	Title

/s/ Richard A. von Gnechten	Financial Vice President
Richard A. von Gnechten	(Principal Financial Officer of HECO)

/s/ Ernest T. Shiraki	Controller of HECO
Ernest T. Shiraki	(Principal Accounting Officer of HECO)

/s/ Don E. Carroll	Director of HEI
Don E. Carroll

/s/ Shirley J. Daniel	Director of HEI and HECO
Shirley J. Daniel

/s/ Constance H. Lau	Director of HEI
Constance H. Lau

Director of HEI
Victor Hao Li

/s/ Bill D. Mills	Director of HEI
Bill D. Mills

Director of HEI
A. Maurice Myers

SIGNATURES (continued)

Signature	Title

/s/ Diane J. Plotts	Director of HEI and HECO
Diane J. Plotts

/s/ James K. Scott	Director of HEI and HECO
James K. Scott

/s/ Oswald K. Stender	Director of HEI
Oswald K. Stender

/s/ Anne M. Takabuki	Director of HECO
Anne M. Takabuki

/s/ Barry K. Taniguchi	Director of HECO
Barry K. Taniguchi

/s/ Kelvin H. Taketa	Director of HEI
Kelvin H. Taketa

/s/ Jeffrey N. Watanabe	Director of HEI and HECO
Jeffrey N. Watanabe

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Robert F. Clarke (HEI Chief Executive Officer)

I, Robert F. Clarke, certify that:

1. I have reviewed this annual report on Form 10-K of Hawaiian Electric Industries, Inc. (HEI);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Robert F. Clarke
Robert F. Clarke
Chairman, President and Chief Executive Officer

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Eric K. Yeaman (HEI Chief Financial Officer)

I, Eric K. Yeaman, certify that:

1. I have reviewed this annual report on Form 10-K of Hawaiian Electric Industries, Inc. (HEI);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Eric K. Yeaman
Eric K. Yeaman
Financial Vice President, Treasurer and Chief Financial Officer

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of T. Michael May (HECO Chief Executive Officer)

I, T. Michael May, certify that:

1. I have reviewed this annual report on Form 10-K of Hawaiian Electric Company, Inc. (HECO);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ T. Michael May
T. Michael May
President and Chief Executive Officer

Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Richard A. von Gnechten (HECO Chief Financial Officer)

I, Richard A. von Gnechten, certify that:

1. I have reviewed this annual report on Form 10-K of Hawaiian Electric Company, Inc. (HECO);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Richard A. von Gnechten
Richard A. von Gnechten
Financial Vice President