Form 10-Q
period 2008-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2008-11-05
CIK 354707, 46207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 31, 2008
Hawaiian Electric Industries, Inc. (Without Par Value)	85,129,645 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	12,805,843 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended September 30, 2008

INDEX

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION

	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2008 and 2007
2		Consolidated Balance Sheets (unaudited) - September 30, 2008 and December 31, 2007
3		Consolidated Statements of Changes in Stockholders’ Equity (unaudited) - nine months ended September 30, 2008 and 2007
4		Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2008 and 2007
5		Notes to Consolidated Financial Statements (unaudited)

Hawaiian Electric Company, Inc. and Subsidiaries
17		Consolidated Statements of Income (unaudited) - three and nine months ended September 30, 2008 and 2007
18		Consolidated Balance Sheets (unaudited) - September 30, 2008 and December 31, 2007
19		Consolidated Statements of Changes in Common Stock Equity (unaudited) - nine months ended September 30, 2008 and 2007
20		Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 2008 and 2007
21		Notes to Consolidated Financial Statements (unaudited)
43	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
43		HEI Consolidated
51		Electric Utilities
75		Bank
80	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
81	Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

82	Item 1.	Legal Proceedings
82	Item 1A.	Risk Factors
84	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
84	Item 5.	Other Information
85	Item 6.	Exhibits
87	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries

Hawaiian Electric Company, Inc. and Subsidiaries

Form 10-Q—Quarter ended September 30, 2008

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

Company

When used in Hawaiian Electric Industries, Inc. sections, the “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under HECO); HEI Diversified, Inc. and its subsidiary, American Savings Bank, F.S.B. and its subsidiaries (listed under ASB); Pacific Energy Conservation Services, Inc.; HEI Properties, Inc.; HEI Investments, Inc.; Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.). Former subsidiaries of HEI (other than former subsidiaries of HECO and ASB and former subsidiaries of HEI sold or dissolved prior to 2004) include Hycap Management, Inc. (dissolution completed in 2007); Hawaiian Electric Industries Capital Trust I (dissolved and terminated in 2004)*, HEI Preferred Funding, LP (dissolved and terminated in 2004)*, Malama Pacific Corp. (discontinued operations, dissolved in June 2004), and HEI Power Corp. (discontinued operations, dissolved in 2006) and its dissolved subsidiaries. (*unconsolidated subsidiaries as of January 1, 2004).

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

Energy Agreement

Agreement dated October 20, 2008 and signed by the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, and HECO, for itself and on behalf of its electric utility subsidiaries committing to actions to develop renewable energy and reduce dependence on fossil fuels in support of the HCEI

EPA	Environmental Protection Agency — federal

Exchange Act	Securities Exchange Act of 1934

FASB	Financial Accounting Standards Board

federal	U.S. Government

FHLB	Federal Home Loan Bank

FIN	Financial Accounting Standards Board Interpretation No.

GAAP	U.S. generally accepted accounting principles
HCEI	Hawaii Clean Energy Initiative

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

Risks, uncertainties and other important factors that could cause actual results to differ materially from those in forward-looking statements and from historical results include, but are not limited to, the following:

•

the effects of international, national and local economic conditions, including the state of the Hawaii tourist and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans and mortgage-related securities held by American Savings Bank, F.S.B. (ASB)), decisions concerning the extent of the presence of the federal government and military in Hawaii, and the implications and potential impacts of the current capital market conditions and the Emergency Economic Stabilization Act of 2008 (President Bush administration’s plan for a $700 billion bailout of the financial industry);

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

•

the ability of the Company to access credit markets to obtain commercial paper and other short-term and long-term debt financing and to access capital markets to issue preferred stock or hybrid securities (the utilities) and common stock (HEI) under volatile and challenging market conditions;

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

•

the effects of the implementation of the Energy Agreement with the State of Hawaii and Consumer Advocate setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI) and of the fulfillment by the utilities of their commitments under the Energy Agreement;

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

•

the risks associated with increasing reliance on renewable energy, as contemplated under the Energy Agreement, including the availability of non-fossil fuel supplies for renewable generation and the operational impacts of adding intermittent sources of renewable energy to the electric grid;

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

•

federal, state and international governmental and regulatory actions, such as changes in laws, rules and regulations applicable to HEI, HECO, ASB and their subsidiaries (including changes in taxation, regulatory changes resulting from the HCEI, environmental laws and regulations, the potential regulation of greenhouse gas emissions and governmental fees and assessments); decisions by the Public Utilities Commission of the State of Hawaii (PUC) in rate cases (including decisions on ECACs) and other proceedings and by other agencies and courts on land use, environmental and other permitting issues (such as required corrective actions, restrictions and penalties that may arise, for example with respect to environmental conditions or renewable portfolio standards (RPS)); enforcement actions by the Office of Thrift Supervision (OTS) and other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under the Bank Secrecy Act or other regulatory requirements or with respect to capital adequacy);

•	increasing operation and maintenance expenses for the electric utilities, resulting in the need for more frequent rate cases, and increasing noninterest expenses at ASB;

•	the risks associated with the geographic concentration of HEI’s businesses;

•

the effects of changes in accounting principles applicable to HEI, HECO, ASB and their subsidiaries, including the adoption of international accounting standards or new accounting principles, continued regulatory accounting under Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation,” and the possible effects of applying Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, “Consolidation of Variable Interest Entities,” and Emerging Issues Task Force (EITF) Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease,” to PPAs with independent power producers;

•	the effects of changes by securities rating agencies in their ratings of the securities of HEI and HECO and the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of allowance for loan losses;

•	changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•	the final outcome of tax positions taken by HEI, HECO, ASB and their subsidiaries;

•	the risks of suffering losses and incurring liabilities that are uninsured or having insurance coverages with a troubled or failing insurer (e.g., American International Group Inc.); and

•

other risks or uncertainties described elsewhere in this report and in other reports (e.g., “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K) previously and subsequently filed by HEI and/or HECO with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI, HECO, ASB and their subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

v

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

(in thousands, except per share amounts and ratio of earnings to fixed charges)	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
Revenues
Electric utility	$827,788	$567,615	$2,139,798	$1,508,005
Bank	87,675	105,507	279,469	317,493
Other	(32)	339	(164)	2,749

	915,431	673,461	2,419,103	1,828,247

Expenses
Electric utility	775,941	536,249	1,981,572	1,434,858
Bank	62,983	86,960	262,406	260,824
Other	2,378	2,235	8,648	10,698

	841,302	625,444	2,252,626	1,706,380

Operating income (loss)
Electric utility	51,847	31,366	158,226	73,147
Bank	24,692	18,547	17,063	56,669
Other	(2,410)	(1,896)	(8,812)	(7,949)

	74,129	48,017	166,477	121,867

Interest expense—other than on deposit liabilities and other bank borrowings	(19,345)	(19,589)	(56,780)	(59,382)
Allowance for borrowed funds used during construction	967	656	2,564	1,840
Preferred stock dividends of subsidiaries	(471)	(474)	(1,417)	(1,420)
Allowance for equity funds used during construction	2,426	1,336	6,432	3,770

Income from before income taxes	57,706	29,946	117,276	66,675
Income taxes	20,425	10,065	40,892	22,481

Net income	$37,281	$19,881	$76,384	$44,194

Basic earnings per common share	$0.44	$0.24	$0.91	$0.54

Diluted earnings per common share	$0.44	$0.24	$0.91	$0.54

Dividends per common share	$0.31	$0.31	$0.93	$0.93

Weighted-average number of common shares outstanding	84,625	82,481	84,052	81,949
Dilutive effect of stock-based compensation	217	159	130	231

Adjusted weighted-average shares	84,842	82,640	84,182	82,180

Ratio of earnings to fixed charges (SEC method)
Excluding interest on ASB deposits			2.11	1.53

Including interest on ASB deposits			1.76	1.35

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2008	December 31, 2007
Assets
Cash and equivalents	$166,709	$145,855
Federal funds sold	35,039	64,000
Accounts receivable and unbilled revenues, net	370,481	294,447
Available-for-sale investment and mortgage-related securities	766,045	2,140,772
Investment in stock of Federal Home Loan Bank of Seattle (estimated fair value $97,764)	97,764	97,764
Loans receivable, net	4,159,007	4,101,193
Property, plant and equipment, net of accumulated depreciation of $1,824,210 and $1,749,386	2,823,342	2,743,410
Regulatory assets	273,640	284,990
Other	465,820	338,405
Goodwill, net	83,080	83,080

	$9,240,927	$10,293,916

Liabilities and stockholders’ equity
Liabilities
Accounts payable	$256,759	$202,299
Deposit liabilities	4,182,648	4,347,260
Short-term borrowings—other than bank	230,566	91,780
Other bank borrowings	683,452	1,810,669
Long-term debt, net—other than bank	1,210,901	1,242,099
Deferred income taxes	176,255	155,337
Regulatory liabilities	282,308	261,606
Contributions in aid of construction	304,977	299,737
Other	558,168	573,409

	7,886,034	8,984,196

Minority interests
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293

Stockholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 85,080,748 shares and 83,431,513 shares	1,111,034	1,072,101
Retained earnings	223,294	225,168
Accumulated other comprehensive loss, net of tax benefits	(13,728)	(21,842)

	1,320,600	1,275,427

	$9,240,927	$10,293,916

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(in thousands, except per share amounts)	Common stock		Retained earnings	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance, December 31, 2007	83,432	$1,072,101	$225,168	$(21,842)	$1,275,427
Comprehensive income:
Net income	—	—	76,384	—	76,384
Net unrealized losses on securities:
Net unrealized losses on securities arising during the period, net of tax benefits of $1,842	—	—	—	(2,788)	(2,788)
Less: reclassification adjustment for net realized losses included in net income, net of tax benefits of $6,915	—	—	—	10,472	10,472
Retirement benefit plans:
Amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes of $2,775	—	—	—	4,358	4,358
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $2,501	—	—	—	(3,928)	(3,928)

Comprehensive income	—	—	76,384	8,114	84,498

Issuance of common stock, net	1,649	38,933	—	—	38,933
Common stock dividends ($0.93 per share)	—	—	(78,258)	—	(78,258)

Balance, September 30, 2008	85,081	$1,111,034	$223,294	$(13,728)	$1,320,600

Balance, December 31, 2006	81,461	$1,028,101	$242,667	$(175,528)	$1,095,240
Comprehensive income:
Net income	—	—	44,194	—	44,194
Net unrealized gains on securities arising during the period, net of taxes of $6,748	—	—	—	10,219	10,219
Retirement benefit plans - amortization of net loss, prior service cost and transition obligation included in net periodic benefit cost, net of taxes of $3,825	—	—	—	5,993	5,993

Comprehensive income	—	—	44,194	16,212	60,406

Adjustment to initially apply a PUC D&O related to defined benefit retirement plans, net of taxes of $11,595	—	—	—	18,205	18,205
Adjustment to initially apply FIN 48	—	—	(228)	—	(228)
Issuance of common stock, net	1,497	33,090	—	—	33,090
Common stock dividends ($0.93 per share)	—	—	(76,289)	—	(76,289)

Balance, September 30, 2007	82,958	$1,061,191	$210,344	$(141,111)	$1,130,424

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended September 30
(in thousands)	2008	2007
Cash flows from operating activities
Net income	$76,384	$44,194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	113,423	111,007
Other amortization	3,927	9,275
Provision for loan losses	4,034	3,900
Writedown of utility plant	—	11,701
Deferred income taxes	12,186	(18,068)
Allowance for equity funds used during construction	(6,432)	(3,770)
Excess tax benefits from share-based payment arrangements	(572)	(346)
Loans receivable originated and purchased, held for sale	(159,327)	(31,699)
Proceeds from sale of loans receivable, held for sale	157,293	31,904
Net loss on sale of investment and mortgage-related securities	17,388	—
Changes in assets and liabilities
Increase in accounts receivable and unbilled revenues, net	(76,034)	(28,147)
Increase in fuel oil stock	(79,693)	(35,904)
Increase in accounts payable	54,460	54,232
Change in prepaid and accrued income taxes and utility revenue taxes	(29,640)	18,744
Changes in other assets and liabilities	(13,278)	2,955

Net cash provided by operating activities	74,119	169,978

Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(411,658)	(224,096)
Principal repayments on available-for-sale investment and mortgage-related securities	489,740	443,493
Proceeds from sale of available-for-sale investment and mortgage-related securities	1,291,609	—
Proceeds from sale of other investments	—	8,879
Net increase in loans held for investment	(55,828)	(240,078)
Capital expenditures	(172,948)	(139,122)
Contributions in aid of construction	12,266	13,112
Other	724	5,721

Net cash provided by (used in) investing activities	1,153,905	(132,091)

Cash flows from financing activities
Net decrease in deposit liabilities	(164,612)	(188,342)
Net increase (decrease) in short-term borrowings with original maturities of three months or less	138,786	(75,175)
Net increase (decrease) in retail repurchase agreements	(23,290)	50,814
Proceeds from other bank borrowings	1,719,085	904,532
Repayments of other bank borrowings	(2,820,119)	(791,335)
Proceeds from issuance of long-term debt	18,707	230,421
Repayment of long-term debt	(50,000)	(136,000)
Excess tax benefits from share-based payment arrangements	572	346
Net proceeds from issuance of common stock	21,067	15,449
Common stock dividends	(62,493)	(60,938)
Decrease in cash overdraft	(8,582)	(12,076)
Other	(5,252)	(6,855)

Net cash used in financing activities	(1,236,131)	(69,159)

Net decrease in cash and equivalents and federal funds sold	(8,107)	(31,272)
Cash and equivalents and federal funds sold, beginning of period	209,855	257,301

Cash and equivalents and federal funds sold, end of period	$201,748	$226,029

See accompanying “Notes to Consolidated Financial Statements” for HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S–X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in HEI’s Form 10-K for the year ended December 31, 2007 and the unaudited consolidated financial statements and the notes thereto in HEI’s Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

In the opinion of HEI’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the Company’s financial position as of September 30, 2008 and December 31, 2007 and the results of its operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

(2) Segment financial information

(in thousands)	Electric Utility	Bank	Other	Total
Three months ended September 30, 2008
Revenues from external customers	$827,731	$87,675	$25	$915,431
Intersegment revenues (eliminations)	57	—	(57)	—

Revenues	827,788	87,675	(32)	915,431

Profit (loss)*	40,879	24,607	(7,780)	57,706
Income taxes (benefit)	14,947	9,202	(3,724)	20,425

Net income (loss)	25,932	15,405	(4,056)	37,281

Nine months ended September 30, 2008
Revenues from external customers	2,139,667	279,469	(33)	2,419,103
Intersegment revenues (eliminations)	131	—	(131)	—

Revenues	2,139,798	279,469	(164)	2,419,103

Profit (loss)*	125,014	16,934	(24,672)	117,276
Income taxes (benefit)	47,065	5,046	(11,219)	40,892

Net income (loss)	77,949	11,888	(13,453)	76,384

Assets (at September 30, 2008)	3,692,204	5,514,788	33,935	9,240,927

Three months ended September 30, 2007
Revenues from external customers	$567,570	$105,507	$384	$673,461
Intersegment revenues (eliminations)	45	—	(45)	—

Revenues	567,615	105,507	339	673,461

Profit (loss)*	19,686	18,525	(8,265)	29,946
Income taxes (benefit)	6,811	6,794	(3,540)	10,065

Net income (loss)	12,875	11,731	(4,725)	19,881

Nine months ended September 30, 2007
Revenues from external customers	1,507,829	317,493	2,925	1,828,247
Intersegment revenues (eliminations)	176	—	(176)	—

Revenues	1,508,005	317,493	2,749	1,828,247

Profit (loss)*	36,994	56,670	(26,989)	66,675
Income taxes (benefit)	13,016	20,761	(11,296)	22,481

Net income (loss)	23,978	35,909	(15,693)	44,194

Assets (at September 30, 2007)	3,224,130	6,792,413	14,056	10,030,599

*	Income (loss) before income taxes.

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

(3) Electric utility subsidiary

For HECO’s consolidated financial information, including its commitments and contingencies, see pages 17 through 42.

(4) Bank subsidiary

Selected financial information

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Statements of Income Data (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2008	2007	2008	2007
Interest and dividend income
Interest and fees on loans	$61,100	$61,817	$186,312	$182,191
Interest and dividends on investment and mortgage-related securities	9,898	26,497	57,078	85,090

	70,998	88,314	243,390	267,281

Interest expense
Interest on deposit liabilities	14,070	20,381	47,909	61,951
Interest on other borrowings	4,616	20,243	40,030	57,230

	18,686	40,624	87,939	119,181

Net interest income	52,312	47,690	155,451	148,100
Provision for loan losses	1,979	2,700	4,034	3,900

Net interest income after provision for loan losses	50,333	44,990	151,417	144,200

Noninterest income
Fees from other financial services	6,318	7,153	18,554	20,539
Fee income on deposit liabilities	7,328	6,583	20,889	19,095
Fee income on other financial products	1,771	1,977	5,214	5,845
Loss on sale of securities	—	—	(17,388)	—
Other income	1,260	1,480	8,810	4,733

	16,677	17,193	36,079	50,212

Noninterest expense
Compensation and employee benefits	19,172	16,173	56,451	52,733
Occupancy	5,489	5,418	16,276	15,707
Equipment	3,175	3,630	9,510	10,893
Services	3,688	6,385	13,531	22,638
Data processing	2,794	2,596	8,019	7,799
Loss on early extinguishment of debt	—	—	39,843	—
Other expense	8,085	9,456	26,932	27,972

	42,403	43,658	170,562	137,742

Income before income taxes	24,607	18,525	16,934	56,670
Income taxes	9,202	6,794	5,046	20,761

Net income	$15,405	$11,731	$11,888	$35,909

American Savings Bank, F.S.B. and Subsidiaries

Consolidated Balance Sheets Data (unaudited)

(in thousands)	September 30, 2008	December 31, 2007
Assets
Cash and equivalents	$128,351	$140,023
Federal funds sold	35,039	64,000
Available-for-sale investment and mortgage-related securities	766,045	2,140,772
Investment in stock of Federal Home Loan Bank of Seattle	97,764	97,764
Loans receivable, net	4,159,007	4,101,193
Other	245,502	234,661
Goodwill, net	83,080	83,080

	$5,514,788	$6,861,493

Liabilities and stockholder’s equity
Deposit liabilities-noninterest-bearing	$721,496	$652,055
Deposit liabilities-interest-bearing	3,461,152	3,695,205
Other borrowings	683,452	1,810,669
Other	118,144	108,800

	4,984,244	6,266,729

Common stock	327,874	325,467
Retained earnings	213,165	287,710
Accumulated other comprehensive loss, net of tax benefits	(10,495)	(18,413)

	530,544	594,764

	$5,514,788	$6,861,493

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $269 million and $414 million, respectively, as of September 30, 2008 and $765 million and $1.0 billion, respectively, as of December 31, 2007. The $1.1 billion decrease in other borrowings from December 31, 2007 to September 30, 2008 was primarily due to the early extinguishment of certain borrowings from the balance sheet restructure described below.

As of September 30, 2008, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.3 billion.

Balance sheet restructure. In June 2008, ASB undertook and substantially completed the restructuring of its balance sheet through the sale of mortgage-related securities and agency notes and the early extinguishment of certain borrowings to strengthen future profitability ratios and enhance future net interest margin, while remaining “well-capitalized” and without significantly impacting future net income and interest rate risk. On June 25, 2008, ASB completed a series of transactions which resulted in the sales to various broker/dealers of available-for-sale agency and private issue mortgage-related securities and agency notes with a weighted average yield of 4.33% for approximately $1.3 billion. ASB used the proceeds from the sales of these mortgage-related securities and agency notes to retire debt with a weighted average cost of 4.70%, comprised of approximately $0.9 billion of FHLB advances and $0.3 billion of securities sold under agreements to repurchase. These transactions resulted in a charge to net income of $36 million in the second quarter of 2008 ($12 million after-tax attributable to realized losses on the sales of the mortgage-related securities and agency notes and $24 million after-tax attributable to fees associated with the early retirement of the FHLB advances and securities sold under agreements to repurchase). Although the sales of the mortgage-related securities and agency notes resulted in realized losses in the second quarter of 2008, a portion of the losses on these available-for-sale securities had been previously recognized as unrealized losses in ASB’s equity as a result of mark-to-market charges to other comprehensive income in earlier periods.

ASB subsequently purchased approximately $0.3 billion of short-term agency notes and entered into approximately $0.2 billion of FHLB advances to facilitate the timing of the release of certain collateral. These notes and advances had original maturities up to December 31, 2008.

As a result of the balance sheet restructuring, ASB freed-up capital and planned to dividend up to approximately $75 million over the next several quarters, subject to OTS approval. In the third quarter of 2008, ASB received OTS approval to pay and paid a dividend to HEI (through ASB’s direct parent, HEI Diversified, Inc.) of $54.7 million. ASB represented to the OTS that the dividend would be paid only to the extent that its payment would not cause its Tier I leverage ratio to fall below 8%. HEI used the dividend to repay commercial paper and for other corporate purposes.

Guarantees. In October 2007, ASB, as a member financial institution of Visa U.S.A. Inc., received restricted shares of Visa, Inc. (Visa) as a result of a restructuring of Visa U.S.A. Inc. in preparation for an initial public offering by Visa. As a part of the restructuring, ASB entered into judgment and loss sharing agreements with Visa in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to indemnified litigation involving Visa. In November 2007, Visa announced that it had reached a settlement with American Express regarding certain of this litigation. In the fourth quarter of 2007, ASB recorded a charge of $0.3 million for its proportionate share of this settlement and a charge of approximately $0.6 million for potential losses arising from indemnified litigation that has not yet settled, which estimated fair value is highly judgmental. In March 2008, Visa funded an escrow account designed to address potential liabilities arising from litigation covered in the Retrospective Responsibility Plan and, based on the amount funded in the escrow account, ASB recorded a receivable of $0.4 million for its proportionate share of the escrow account. In October 2008, Visa reached a settlement in principle in a case brought by Discover Financial Services. The final settlement will be contingent upon Visa member approval. This case is “covered litigation” under Visa’s Retrospective Responsibility Plan and ASB’s proportionate share of this settlement is estimated to be $0.3 million. Because the extent of ASB’s obligations under this agreement depends entirely upon the occurrence of future events, ASB’s maximum potential future liability under this agreement is not determinable.

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

SFAS No. 157, Fair Value Measurements. SFAS No. 157 (which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements) was adopted prospectively and only partially applied as of January 1, 2008. In accordance with FASB Staff Position (FSP) No. FAS 157-2, the Company has delayed the application of SFAS No. 157 to ASB’s goodwill until January 1, 2009. FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” was issued in October 2008, and did not have an impact on fair value measurements for ASB or the Company.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

		Fair value measurements using
Description	September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Available-for-sale securities	$766	$—	$766	$—

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

The table below presents the balances of assets measured at fair value on a nonrecurring basis:

		Fair value measurements using
Description	September 30, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(in millions)
Loans	$3.9	$—	$—	$3.9

Specific reserves as of September 30, 2008 were $4.3 million and were included in loans receivable held for investment, net. For the nine months ended September 30, 2008, there were no adjustments to fair value for ASB’s loans held for sale.

FDIC Restoration Plan. Under the Federal Deposit Insurance Reform Act of 2005 (the Reform Act), the FDIC may set the designated reserve ratio within a range of 1.15% to 1.50%. The Reform Act requires that the FDIC’s Board of Directors adopt a restoration plan when the Deposit Insurance Fund (DIF) reserve ratio falls below 1.15% or is expected to within six months. Recent failures have significantly increased the DIF’s loss provisions, resulting in a decline in the reserve ratio. As of June 30, 2008, the reserve ratio had fallen 18 basis points since the previous quarter to 1.01%. To restore the reserve ratio to 1.15%, higher assessment rates are required. The FDIC is proposing changes to the assessment system to ensure that riskier institutions will bear a greater share of the proposed increase in assessments. Under the proposed rules, financial institutions in Risk Category I, the lowest risk group, will have an initial base assessment rate within the range of 10 to 14 basis points. After applying adjustments for unsecured debt, secured liabilities and brokered deposits, the total base assessment rate for financial institutions in Risk Category I would be within the range of 8 to 21 basis points. The FDIC recommends the proposed rates become effective April 1, 2009. The FDIC also recommends raising the current rates uniformly by seven basis points for the assessment for the quarter beginning January 1, 2009. ASB is classified in Risk Category I and anticipates its assessment rate to be 12.5 basis points for the quarter beginning January 1, 2009 decreasing to 10 to 11 basis points for the quarter beginning April 1, 2009. Currently, ASB’s assessment is 5.5 basis points of deposits, or $0.6 million for the quarter ended September 30, 2008.

Deposit Insurance Coverage. The Emergency Economic Stabilization Act of 2008 was signed into law on October 3, 2008 and temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, effective October 3, 2008 through December 31, 2009. The legislation provides that the basic deposit insurance coverage limit will return to $100,000 after December 31, 2009 for all interest bearing deposit categories except for Individual Retirement Accounts and Certain Retirement Accounts, which will continue to be insured at $250,000 per owner. Under the FDIC’s Temporary Liquidity Guarantee Program, non-interest bearing deposit transaction accounts will be provided unlimited deposit insurance coverage until December 31, 2009.

Capital Purchase Program. On October 14, 2008, President Bush’s Working Group on Financial Markets announced a voluntary Capital Purchase Program (CPP) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.

Under the CPP, the U.S. Treasury (Treasury) will purchase non-voting senior preferred securities from qualifying U.S.-controlled banks and thrifts and bank and thrift holding companies. The senior preferred securities will pay cumulative dividends at a rate of 5% per annum for the first five years and a rate of 9% thereafter. In conjunction with the purchase of the senior preferred securities, the Treasury will receive 10-year warrants to purchase common stock of the qualifying institution with an aggregate market price equal to 15% of the amount of the senior preferred investment, with an exercise price equal to the market price of the issuer’s common stock at the time of issuance, calculated on a 20 trading day trailing average. Financial institutions participating in the program must also adopt the Treasury’s standards for executive compensation and corporate governance, for the period during which the Treasury holds equity issued under the program. Financial institutions must submit their application to participate in the program by November 14, 2008. ASB has elected not to participate in the program.

(5) Retirement benefits

Defined benefit plans. For the first nine months of 2008, HECO contributed $9.3 million and HEI contributed $0.6 million to their respective retirement benefit plans, compared to $8.2 million and $0.1 million, respectively, in the first nine months of 2007. The Company’s current estimate of contributions to its retirement benefit plans in 2008 is $14.5 million (including $13.7 million to be made by the utilities and $0.8 million by HEI), compared to contributions of $13.1 million in 2007 (including $12.1 million made by the utilities, $0.9 million by ASB and $0.1 million by HEI). In addition, the Company expects to pay directly $1.3 million of benefits in 2008, comparable to the $1.3 million paid in 2007.

For the first nine months of 2008, the Company’s defined benefit retirement plans’ assets generated realized and unrealized losses, including investment management fees, of 15.9%. The market value of the defined benefit retirement plans’ assets as of September 30, 2008 was $0.9 billion compared to $1.1 billion at December 31, 2007, a decline of approximately $196 million, or 18.6%. During the first nine months of 2008, the trusts distributed $42 million in benefits to, or on behalf of, plan participants and beneficiaries. Because of the significant decline in the value of plan assets through September 30, 2008, and assuming no further improvement or decline, the Company expects that the 2009 minimum required contribution to the qualified pension plans, calculated in accordance with the Pension Protection Act (first effective January 1, 2008), will be an estimated $21 million after reduction for a credit balance compared to no contribution anticipated at the beginning of 2008.

The components of net periodic benefit cost were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2008 (1)	2007	2008	2007	2008 (1)	2007	2008	2007
Service cost	$7,255	$7,746	$1,215	$1,166	$21,100	$23,250	$3,562	$3,606
Interest cost	14,987	14,494	2,690	2,598	44,778	43,358	8,318	8,232
Expected return on plan assets	(18,335)	(17,091)	(2,745)	(2,619)	(54,836)	(51,291)	(8,227)	(7,321)
Amortization of unrecognized transition obligation	—	—	785	785	2	2	2,354	2,354
Amortization of prior service cost (gain)	(116)	(50)	3	3	(305)	(148)	10	10
Recognized actuarial loss	1,692	2,796	—	—	5,073	8,486	—	—

Net periodic benefit cost	5,483	7,895	1,948	1,933	15,812	23,657	6,017	6,881
Impact of PUC D&Os	1,327	—	308	—	4,531	—	731	—

Net periodic benefit cost (adjusted for impact of PUC D&Os)	$6,810	$7,895	$2,256	$1,933	$20,343	$23,657	$6,748	$6,881

(1)

Due to the freezing of ASB’s defined benefit plan as of December 31, 2007 (see below), there are no amounts for ASB employees for certain components (service cost, amortizations and recognized actuarial loss).

The Company recorded retirement benefits expense of $20 million and $25 million in the first nine months of 2008 and 2007, respectively, and charged the remaining amounts primarily to electric utility plant.

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

Defined contribution plan. On January 1, 2008, ASB began providing for employer contributions for ASB employees to HEI’s retirement savings plan with two contribution components in addition to employee contributions: 1) 401(k) matching of 100% on the first 4% of eligible pay contributed by participants; and 2) a discretionary employer value-sharing contribution (based on the participant’s number of years of vested service) up to 6% of eligible pay that is not contingent on contributions by participants. For the first nine months of 2008, ASB’s total expense for its employees participating in the HEI retirement savings plan was $3.3 million and contributions were $1.3 million. ASB’s current estimate of contributions to the retirement savings plan in 2008 is $1.9 million.

(6) Share-based compensation

Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), HEI may issue an aggregate of 9.3 million shares of common stock (4.5 million shares available for issuance under outstanding and future grants and awards as of September 30, 2008) to officers and key employees as incentive stock options, nonqualified stock options (NQSOs), restricted stock, stock appreciation rights (SARs), stock payments or dividend equivalents. HEI has issued new shares for NQSOs, restricted stock (nonvested stock), SARs and dividend equivalents under the SOIP. All information presented has been adjusted for the 2-for-1 stock split in June 2004.

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

The Company’s share-based compensation expense and related income tax benefit (including a valuation allowance due to limits on the deductibility of executive compensation) are as follows:

	Three months ended September 30		Nine months ended September 30
($ in millions)	2008	2007	2008	2007
Share-based compensation expense [1]	0.3	0.4	0.5	1.1
Income tax benefit	0.1	0.1	0.1	0.3

[1]

The Company has not capitalized any share-based compensation cost. For the third quarter of 2008, the estimated forfeiture rate for SARs was 14.3% and the estimated forfeiture rate for restricted stock was 30.3%.

Nonqualified stock options. Information about HEI’s NQSOs is summarized as follows:

September 30, 2008		Outstanding & Exercisable
Year of grant	Range of exercise prices	Number of options	Weighted- average remaining contractual life	Weighted- average exercise price
1999	$17.61	1,000	0.6	$17.61
2000	14.74	46,000	1.6	14.74
2001	17.96	67,000	2.6	17.96
2002	21.68	122,000	3.5	21.68
2003	20.49	141,500	4.1	20.49

	$14.74 – 21.68	377,500	3.3	$19.72

As of December 31, 2007, NQSOs outstanding totaled 603,800, with a weighted-average exercise price of $19.68. As of September 30, 2008, exercisable NQSO had an aggregate intrinsic value (including dividend equivalents) of $5.3 million.

NQSO activity and statistics are summarized as follows:

	Three months ended September 30		Nine months ended September 30
($ in thousands, except prices)	2008	2007	2008	2007
Shares granted	—	—	—	—
Shares forfeited	—	—	—	—
Shares expired	8,000	—	8,000	—
Shares vested	—	—	—	79,000
Aggregate fair value of vested shares	—	—	—	$350
Shares exercised	6,000	—	218,300	56,200
Weighted-average exercise price	$20.49	—	$19.64	$19.70
Cash received from exercise	$123	—	$4,287	$1,107
Intrinsic value of shares exercised [1]	$31	—	$2,217	$575
Tax benefit (expense) realized for the deduction of exercises	$(67)	—	$784	$224
Dividend equivalent shares distributed under Section 409A	—	—	6,125	21,892
Weighted-average Section 409A distribution price	—	—	$22.38	$26.15
Intrinsic value of shares distributed under Section 409A	—	—	$137	$572
Tax benefit realized for Section 409A distributions	—	—	$53	$223

[1]	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.

As of September 30, 2008, all NQSOs were vested.

Stock appreciation rights. Information about HEI’s SARs is summarized as follows:

September 30, 2008		Outstanding			Exercisable
Year of grant	Range of exercise prices	Number of shares underlying SARs	Weighted- average remaining contractual life	Weighted- average exercise price	Number of shares underlying SARs	Weighted- average remaining contractual life	Weighted- average exercise price
2004	$26.02	295,000	3.1	$26.02	295,000	3.1	$26.02
2005	26.18	502,000	4.2	26.18	218,000	1.1	26.18

	$26.02 – 26.18	797,000	3.8	$26.12	513,000	2.2	$26.09

As of December 31, 2007, the shares underlying SARs outstanding totaled 857,000, with a weighted-average exercise price of $26.12. As of September 30, 2008, the SARs outstanding and exercisable (including dividend equivalents) had an aggregate intrinsic value of $3.4 million and $2.0 million, respectively.

SARs activity and statistics are summarized as follows:

	Three months ended September 30		Nine months ended September 30
($ in thousands, except prices)	2008	2007	2008	2007
Shares granted	—	—	—	—
Shares forfeited	—	18,000	30,000	18,000
Shares expired	—	—	—	—
Shares vested	18,000	—	79,000	51,000
Aggregate fair value of vested shares	$107	—	$436	$269
Shares exercised	30,000	—	30,000	4,000
Weighted-average exercise price	$26.02	—	$26.02	$26.18
Cash received from exercise	—	—	—	—
Intrinsic value of shares exercised [1]	$117	—	$117	$3
Tax benefit realized for the deduction of exercises	$45	—	$45	$1
Dividend equivalent shares distributed under Section 409A	—	—	—	23,760
Weighted-average Section 409A distribution price	—	—	—	$26.15
Intrinsic value of shares distributed under Section 409A	—	—	—	$621
Tax benefit realized for Section 409A distributions	—	—	—	$242

[1]	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the right.

As of September 30, 2008, there was $0.1 million of total unrecognized compensation cost related to SARs and that cost is expected to be recognized over a weighted average period of 0.6 years.

Section 409A modification. As a result of the changes enacted in Section 409A of the Internal Revenue Code of 1986, as amended (Section 409A), for the nine months ended September 30, 2008 and 2007 a total of 6,125 and 45,652 dividend equivalent shares for NQSO and SAR grants were distributed to SOIP participants, respectively. Section 409A, which amended the rules on deferred compensation, required the Company to change the way certain affected dividend equivalents are paid in order to avoid significant adverse tax consequences to the SOIP participants. Generally, dividend equivalents subject to Section 409A will be paid within 2 1/2 months after the end of the calendar year. Upon retirement, an SOIP participant may elect to take distributions of dividend equivalents subject to Section 409A at the time of retirement or at the end of the calendar year.

Restricted stock. As of September 30, 2008 and December 31, 2007, restricted stock shares outstanding totaled 161,200 and 146,000, respectively, with a weighted-average grant date fair value of $25.51 and $25.82, respectively. The grant date fair value of a grant of a restricted stock share was the closing or average price of HEI common stock on the date of grant.

Information about HEI’s awards of restricted stock is summarized as follows:

	Three months ended September 30		Nine months ended September 30
($ in thousands)	2008	2007	2008	2007
Shares vested	6,170	—	6,170	16,000
Shares forfeited	4,830	1,000	23,330	1,000
Grant date fair value	$124	$26	$605	$26
Shares granted	2,000	9,300	44,700	75,700
Grant date fair value	$49	$193	$1,104	$1,931

The tax benefits realized for the tax deductions related to restricted stock were $0.1 million and $0.2 million for the first nine months of 2008 and 2007, respectively.

As of September 30, 2008, there was $2.1 million of total unrecognized compensation cost related to nonvested restricted stock. The cost is expected to be recognized over a weighted-average period of 2.8 years.

(7) Commitments and contingencies

See Note 4, “Bank subsidiary,” above and Note 5, “Commitments and contingencies,” of HECO’s “Notes to Consolidated Financial Statements.”

(8) Cash flows

Supplemental disclosures of cash flow information. For the nine months ended September 30, 2008 and 2007, the Company paid interest (net of amounts capitalized and including bank interest) to non-affiliates amounting to $137 million and $167 million, respectively.

For the nine months ended September 30, 2008 and 2007, the Company paid income taxes amounting to $93 million and $5 million, respectively. The significant increase in taxes paid in the first nine months of 2008 versus 2007 was due primarily to the increase in operating income and the change in the Treasury regulations governing the calculation of estimated taxes due in 2008. The new regulations generally require a more ratable payment of estimated taxes. In calculating 2007 estimated taxes, taxable income was significantly larger in the fourth quarter when compared to the first three quarters, resulting in a larger portion of the 2007 taxes paid with the extension filed in the first quarter of 2008.

Supplemental disclosures of noncash activities. Noncash increases in common stock for director and officer compensatory plans of the Company were $1.5 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to $16 million and $15 million for the nine month periods ended September 30, 2008 and 2007, respectively. From March 23,

2004 to March 5, 2007, HEI satisfied the requirements of the HEI DRIP and the Hawaiian Electric Industries Retirement Savings Plan by acquiring for cash its common shares through open market purchases rather than the issuance of additional shares. Since March 6, 2007, HEI has been satisfying those requirements by the issuance of additional shares.

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

Noncontrolling interests. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 requires the recognition of a noncontrolling interest (i.e., a minority interest) as equity in the consolidated financial statements, separate from the parent’s equity, and requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement. Under SFAS No. 160, changes in the parent’s ownership interest that leave control intact are accounted for as capital transactions (i.e., as increases or decreases in ownership), a gain or loss will be recognized when a subsidiary is deconsolidated based on the fair value of the noncontrolling equity investment (not carrying amount), and entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and of the noncontrolling owners. The Company must adopt SFAS No. 160 on January 1, 2009 prospectively, except for the presentation and disclosure requirements which must be applied retrospectively. Thus, beginning January 1, 2009, “Preferred stock of subsidiaries—not subject to mandatory redemption” will be presented as a separate component of “Stockholders’ equity” rather than as “Minority interests” in the mezzanine section between liabilities and equity on the balance sheet, dividends on preferred stock of subsidiaries will be deducted from net income to arrive at net income for common stock on the income statement, and a column for “Preferred stock of subsidiaries—not subject to mandatory redemption” will be added to the statement of changes in stockholders’ equity.

Participating Securities. In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” according to which unvested share-based-payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method. The Company must adopt FSP EITF 03-6-1 in the first quarter of 2009 retrospectively. Based on the restricted stock shares granted historically, management believes the impact of adoption of FSP EITF 03-6-1 on the Company’s financial statements will not be material.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except for ratio of earnings to fixed charges)	2008	2007	2008	2007
Operating revenues	$826,124	$561,720	$2,135,265	$1,499,766

Operating expenses
Fuel oil	377,157	222,721	900,455	549,771
Purchased power	202,125	144,918	530,146	390,161
Other operation	61,599	54,113	176,600	154,949
Maintenance	25,174	28,594	72,777	85,799
Depreciation	35,419	34,273	106,254	102,812
Taxes, other than income taxes	74,201	51,389	194,058	138,839
Income taxes	15,035	4,976	47,507	15,974

	790,710	540,984	2,027,797	1,438,305

Operating income	35,414	20,736	107,468	61,461

Other income
Allowance for equity funds used during construction	2,426	1,336	6,432	3,770
Other, net	1,486	3,819	3,693	(1,330)

	3,912	5,155	10,125	2,440

Income before interest and other charges	39,326	25,891	117,593	63,901

Interest and other charges
Interest on long-term debt	11,879	11,478	35,413	34,364
Amortization of net bond premium and expense	632	621	1,902	1,813
Other interest charges	1,352	1,075	3,397	4,090
Allowance for borrowed funds used during construction	(967)	(656)	(2,564)	(1,840)
Preferred stock dividends of subsidiaries	228	228	686	686

	13,124	12,746	38,834	39,113

Income before preferred stock dividends of HECO	26,202	13,145	78,759	24,788
Preferred stock dividends of HECO	270	270	810	810

Net income for common stock	$25,932	$12,875	$77,949	$23,978

Ratio of earnings to fixed charges (SEC method)			3.83	1.84

HEI owns all the common stock of HECO. Therefore, per share data with respect to shares of common stock of HECO are not meaningful.

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

(in thousands, except par value)	September 30, 2008	December 31, 2007
Assets
Utility plant, at cost
Land	$37,790	$38,161
Plant and equipment	4,223,353	4,131,226
Less accumulated depreciation	(1,715,765)	(1,647,113)
Plant acquisition adjustment, net	6	41
Construction in progress	214,587	151,179

Net utility plant	2,759,971	2,673,494

Current assets
Cash and equivalents	14,769	4,678
Customer accounts receivable, net	207,877	146,112
Accrued unbilled revenues, net	137,668	114,274
Other accounts receivable, net	4,701	6,915
Fuel oil stock, at average cost	171,564	91,871
Materials and supplies, at average cost	37,693	34,258
Prepayments and other	21,138	9,490

Total current assets	595,410	407,598

Other long-term assets
Regulatory assets	273,640	284,990
Unamortized debt expense	14,796	15,635
Other	48,387	42,171

Total other long-term assets	336,823	342,796

	$3,692,204	$3,423,888

Capitalization and liabilities
Capitalization
Common stock, $6 2/3 par value, authorized 50,000 shares; outstanding 12,806 shares	$85,387	$85,387
Premium on capital stock	299,214	299,214
Retained earnings	788,565	724,704
Accumulated other comprehensive income, net of income taxes	1,328	1,157

Common stock equity	1,174,494	1,110,462
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	903,901	885,099

Total capitalization	2,112,688	2,029,854

Current liabilities
Short-term borrowings—nonaffiliates	140,995	28,791
Accounts payable	184,219	137,895
Interest and preferred dividends payable	18,644	14,719
Taxes accrued	189,414	189,637
Other	39,313	57,799

Total current liabilities	572,585	428,841

Deferred credits and other liabilities
Deferred income taxes	168,810	162,113
Regulatory liabilities	282,308	261,606
Unamortized tax credits	59,102	58,419
Other	191,734	183,318

Total deferred credits and other liabilities	701,954	665,456

Contributions in aid of construction	304,977	299,737

	$3,692,204	$3,423,888

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Changes in Common Stock Equity (unaudited)

(in thousands, except per share amounts)	Common stock		Premium on capital stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance, December 31, 2007	12,806	$85,387	$299,214	$724,704	$1,157	$1,110,462
Comprehensive income:
Net income	—	—	—	77,949	—	77,949
Retirement benefit plans:
Amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes of $2,611	—	—	—	—	4,099	4,099
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory asset, net of taxes of $2,502	—	—	—	—	(3,928)	(3,928)

Comprehensive income	—	—	—	77,949	171	78,120

Common stock dividends	—	—	—	(14,088)	—	(14,088)

Balance, September 30, 2008	12,806	$85,387	$299,214	$788,565	$1,328	$1,174,494

Balance, December 31, 2006	12,806	$85,387	$299,214	$700,252	$(126,650)	$958,203
Comprehensive income:
Net income	—	—	—	23,978	—	23,978
Retirement benefit plans - amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes of $3,410	—	—	—	—	5,355	5,355

Comprehensive income	—	—	—	23,978	5,355	29,333

Adjustment to initially apply a PUC D&O related to defined benefit retirement plans, net of taxes of $11,595				—	18,205	18,205
Adjustment to initially apply FIN 48	—	—	—	(620)	—	(620)
Common stock dividends	—	—	—	(13,507)	—	(13,507)

Balance, September 30, 2007	12,806	$85,387	$299,214	$710,103	$(103,090)	$991,614

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2008	2007
	(in thousands)
Cash flows from operating activities
Income before preferred stock dividends of HECO	$78,759	$24,788
Adjustments to reconcile income before preferred stock dividends of HECO to net cash provided by operating activities
Depreciation of property, plant and equipment	106,254	102,812
Other amortization	6,426	6,450
Writedown of utility plant	—	11,701
Deferred income taxes	6,588	(17,925)
Tax credits, net	1,503	1,944
Allowance for equity funds used during construction	(6,432)	(3,770)
Changes in assets and liabilities
Increase in accounts receivable	(59,551)	(22,073)
Increase in accrued unbilled revenues	(23,394)	(7,996)
Increase in fuel oil stock	(79,693)	(35,904)
Increase in materials and supplies	(3,435)	(4,420)
Increase in regulatory assets	(28)	(2,129)
Increase in accounts payable	46,324	44,547
Change in prepaid and accrued income and utility revenue taxes	(7,969)	12,039
Changes in other assets and liabilities	(5,386)	17,515

Net cash provided by operating activities	59,966	127,579

Cash flows from investing activities
Capital expenditures	(170,321)	(135,090)
Contributions in aid of construction	12,266	13,112
Other	749	5,259

Net cash used in investing activities	(157,306)	(116,719)

Cash flows from financing activities
Common stock dividends	(14,088)	(13,507)
Preferred stock dividends	(810)	(810)
Proceeds from issuance of long-term debt	18,707	230,421
Repayment of long-term debt	—	(126,000)
Net increase (decrease) in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	112,204	(83,482)
Decrease in cash overdraft	(8,582)	(12,076)

Net cash provided by (used in) financing activities	107,431	(5,454)

Net increase in cash and equivalents	10,091	5,406
Cash and equivalents, beginning of period	4,678	3,859

Cash and equivalents, end of period	$14,769	$9,265

See accompanying “Notes to Consolidated Financial Statements” for HECO.

Hawaiian Electric Company, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto incorporated by reference in HECO’s Form 10-K for the year ended December 31, 2007 and the unaudited consolidated financial statements and the notes thereto in HECO’s Quarterly Reports on SEC Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

In the opinion of HECO’s management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to present fairly the financial position of HECO and its subsidiaries as of September 30, 2008 and December 31, 2007 and the results of their operations for the three and nine months ended September 30, 2008 and 2007 and their cash flows for the nine months ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.

(2) Unconsolidated variable interest entities

HECO Capital Trust III. HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to HECO, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by HECO in the principal amount of $31.5 million and issued by each of Hawaii Electric Light Company, Inc. (HELCO) and Maui Electric Company, Limited (MECO) in the respective principal amounts of $10 million, (iii) making distributions on the trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are redeemable at the issuer’s option without premium beginning on March 18, 2009. The 2004 Debentures, together with the obligations of HECO, HELCO and MECO under an expense agreement and HECO’s obligations under its trust guarantee and its guarantee of the obligations of HELCO and MECO under their respective debentures, are the sole assets of Trust III. Trust III has at all times been an unconsolidated subsidiary of HECO. Since HECO, as the common security holder, does not absorb the majority of the variability of Trust III, HECO is not the primary beneficiary and does not consolidate Trust III in accordance with FIN 46R, “Consolidation of Variable Interest Entities.” Trust III’s balance sheets as of September 30, 2008 and December 31, 2007 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for nine months ended September 30, 2008 and 2007 each consisted of $2.5 million of interest income received from the 2004 Debentures; $2.4 million of distributions to holders of the Trust Preferred Securities; and $0.1 million of common dividends on the trust common securities to HECO. So long as the 2004 Trust Preferred Securities are outstanding, HECO is not entitled to receive any funds from Trust III other than pro rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by HECO in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event HECO, HELCO or MECO elect to defer payment of interest on any of their respective 2004 Debentures, then HECO will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Purchase power agreements. As of September 30, 2008, HECO and its subsidiaries had six PPAs for a total of 540 megawatts (MW) of firm capacity, and other PPAs with smaller IPPs and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 KWHs or less who buy power from or sell power to the utilities) that supplied as-available energy. Approximately 91% of the 540 MW of firm capacity is under PPAs, entered into before December 31, 2003, with AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs for the nine months ended September 30, 2008 totaled $530 million, with purchases from AES Hawaii, Kalaeloa, HEP and HPOWER totaling $106 million, $214 million, $69 million and $46 million, respectively. The primary business activities of these IPPs are the generation and sale of power to HECO and its subsidiaries (and municipal waste disposal in the case of HPOWER). Current financial information about the size, including total assets and revenues, for many of these IPPs is not publicly available.

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

As required under FIN 46R, since 2004 HECO has continued its efforts to obtain from the IPPs the information necessary to make the determinations required under FIN 46R. In January 2005, 2006, 2007 and 2008, HECO and its subsidiaries sent letters to the IPPs that were not excluded from the scope of FIN 46R, requesting the information required to determine the applicability of FIN 46R to the respective IPP. All of these IPPs declined to provide necessary information, except that Kalaeloa provided the information pursuant to the amendments to the PPA (see below) and an entity owning a wind farm provided information as required under the PPA. Management has concluded that the consolidation of two entities owning wind farms was not required as MECO and HELCO do not have variable interests in the entities because the PPAs do not require them to absorb any variability of the entities.

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

(3) Revenue taxes

HECO and its subsidiaries’ operating revenues include amounts for various revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. HECO and its subsidiaries’ payments to the taxing authorities are based on the prior year’s revenues. For the nine months ended September 30, 2008 and 2007, HECO and its subsidiaries included approximately $187 million and $134 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.

(4) Retirement benefits

Defined benefit plans. For the first nine months of 2008, HECO and its subsidiaries contributed $9.3 million to their retirement benefit plans, compared to $8.2 million in the first nine months of 2007. HECO and its subsidiaries’ current estimate of contributions to their retirement benefit plans in 2008 is $13.7 million, compared to contributions of $12.1 million in 2007. In addition, HECO and its subsidiaries expect to pay directly $0.5 million of benefits in 2008, compared to $0.1 million paid in 2007.

For the first nine months of 2008, HECO and its subsidiaries’ defined benefit retirement plans’ assets generated realized and unrealized losses, including investment management fees, of 15.9%. The market value of the defined benefit retirement plan’s assets as of September 30, 2008 was $0.8 billion compared to $1.0 billion at December 31, 2007, a decline of approximately $179 million, or 18.7%. During the first nine months of 2008, the trusts distributed $40 million in benefits to, or on behalf of, plan participants and beneficiaries. Because of the significant decline in the value of plan assets through September 30, 2008, and assuming no further improvement or decline, HECO and its subsidiaries expect that the 2009 minimum required contribution to the qualified pension plans, calculated in accordance with the Pension Protection Act (first effective January 1, 2008), will be an estimated $21 million after reduction for a credit balance compared to no contribution anticipated at the beginning of 2008.

The components of net periodic benefit cost were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$6,863	$6,418	$1,179	$1,137	$20,039	$19,109	$3,464	$3,516
Interest cost	13,528	12,951	2,617	2,515	40,446	38,637	8,081	7,998
Expected return on plan assets	(16,333)	(15,311)	(2,698)	(2,580)	(48,861)	(45,789)	(8,090)	(7,201)
Amortization of unrecognized transition obligation	—	—	783	783	—	1	2,348	2,348
Amortization of prior service gain	(191)	(191)	—	—	(572)	(572)	—	—
Recognized actuarial loss	1,646	2,625	—	—	4,935	7,861	—	—

Net periodic benefit cost	5,513	6,492	1,881	1,855	15,987	19,247	5,803	6,661
Impact of PUC D&Os	1,327	—	308	—	4,531	—	731	—

Net periodic benefit cost (adjusted for impact of PUC D&Os)	$6,840	$6,492	$2,189	$1,855	$20,518	$19,247	$6,534	$6,661

HECO and its subsidiaries recorded retirement benefits expense of $20 million in each of the first nine months of 2008 and 2007. The electric utilities charged a portion of the net periodic benefit costs to plant.

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

(5) Commitments and contingencies

Hawaii Clean Energy Initiative (HCEI). In January 2008, the State of Hawaii and U.S. Department of Energy (DOE) signed a memorandum of understanding establishing the HCEI. The stated purpose of the HCEI is to establish a long-term partnership between the State of Hawaii and DOE that will result in a fundamental and sustained transformation in the way in which renewable energy efficiency resources are planned and used in the State. HECO has been working with the State and the DOE and other stakeholders to align the utility’s energy plans with the State’s plans.

On October 20, 2008, the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the State of Hawaii Department of Commerce and Consumer Affairs, and HECO, on behalf of itself and its subsidiaries, HELCO and MECO (collectively, the parties), signed an Energy Agreement setting forth the goals and objectives of the HCEI and the related commitments of the parties (the agreement). The agreement provides that the parties pursue a wide range of actions with the purpose of decreasing the State of Hawaii’s dependence on imported fossil fuels through substantial increases in the use of renewable energy and implementation of new programs intended to secure greater energy efficiency and conservation.

The parties recognize that the move toward a more renewable and distributed and intermittent powered system will pose increased operating challenges to the utilities and that there is a need to assure that Hawaii preserves a stable electric grid to minimize disruption to service quality and reliability. They further recognize that Hawaii needs a system of utility regulation to transform the utilities from traditional sales-based companies to energy services companies while preserving financially sound utilities.

Many of the actions and programs included in the agreement will require approval of the PUC in proceedings that will need to be initiated by the PUC or the utilities.

Among the major provisions of the agreement most directly affecting HECO and its subsidiaries are the following:

The agreement provides for the parties to pursue an overall goal of providing 70% of Hawaii’s electricity and ground transportation energy needs from clean energy sources, including renewable energy and energy efficiency, by 2030. The ground transportation energy needs included in this goal include a contemplated move in Hawaii to electrification of transportation and the use of electric utility capacity in off peak hours to recharge vehicles and batteries. To promote the transportation goals, the agreement provides for the parties to evaluate and implement incentives to encourage adoption of electric vehicles, and to lead by example by acquiring hybrid or electric-only vehicles for government and utility fleets.

To help achieve the HCEI goals, the agreement further provides for the parties to seek amendment to the Hawaii Renewable Portfolio Standards (RPS) law (law which establishes renewable energy requirements for electric utilities that sell electricity for consumption in the State) to increase the current requirements from 20% to 25% by the year 2020, and to add a further RPS goal of 40% by the year 2030. The revised RPS law would also require that after 2014 the RPS goal be met solely with renewable energy generation versus including energy savings from energy efficiency measures. However, energy savings from energy efficiency measures would be counted toward the achievement of the overall HCEI 70% goal.

To further encourage the contributions of energy efficiency to the overall HCEI goal, the agreement provides for the parties to seek establishment of energy efficiency goals through an Energy Efficiency Portfolio Standard.

To help fund energy efficiency programs, incentives, program administration, customer education, and other related program costs, as expended by the third-party administrator for the energy efficiency programs or by program contractors, which may include the utilities, the agreement provides that the parties will request that the PUC establish a Public Benefits Fund (PBF) that is funded by collecting 1% of HECO, HELCO and MECO revenues in years one and two after implementation of a PBF; 1.5% in years three and four; and 2% thereafter. Such PBF funds are expected to be collected from customers in lieu of the amounts currently collected for specific existing demand-side management programs.

The agreement provides for the establishment of a Clean Energy Infrastructure Surcharge (CEIS). The CEIS, which will need to be approved by the PUC, is to be designed to expedite cost recovery for a variety of infrastructure that supports greater use of renewable energy or grid efficiency within the utility systems (such as advanced metering, energy storage, interconnections and interfaces). The agreement provides that the surcharge should be available to recover costs that would normally be expensed in the year incurred and capital costs (including the allowed return on investment, AFUDC, depreciation, applicable taxes and other approved costs), and could also be used to recover costs stranded by clean energy initiatives.

HECO and its subsidiaries will continue to negotiate with developers of currently proposed projects (identified in the agreement) to integrate approximately 1,100 MW from a variety of renewable energy sources, including solar, biomass, wind, ocean thermal energy conversion, wave, and others. This includes HECO’s commitment to integrate, with the assistance of the State of Hawaii, up to 400 MW of wind power into the Oahu electrical grid that would be imported via a yet-to-be-built undersea transmission cable system from wind farms proposed by developers to be built on the islands of Lanai and/or Molokai. Utilizing technical resources such as the U.S. Department of Energy national laboratories, HECO, along with the other parties, have committed to work together to evaluate, assess and address the operational challenges for integrating such a large increment of wind into its grid system on Oahu. The State and HECO agree to work together to ensure the supporting infrastructure needed for the Oahu grid is in place to reliably accommodate this large increment of wind power, including appropriate additional storage capacity investments and any required utility system connections or interfaces with the cable and the wind farm facilities.

With respect to the undersea transmission cable system, the State agrees to seek, with HECO and/or developers’ reasonable assistance, federal grant or loan assistance to pay for the undersea cable system. In the event federal funding is unavailable, the State will employ its best effort to fund the undersea cable system through a prudent combination of taxpayer and ratepayer sources. There is no obligation on the part of HECO to fund any of the cost of the undersea cable. However, in the event HECO funds any part of the cost to develop the undersea cable system and assumes any ownership of the cable system, all reasonably incurred capital costs and expenses are intended to be recoverable through the CEIS.

As another method of accelerating the acquisition of renewable energy by the utilities, the agreement includes support of the parties for the development of a feed-in tariff system with standardized purchase prices for renewable energy. The PUC is requested to conclude an investigative proceeding by March 2009 to determine the best design for feed-in tariffs that support the HCEI goals, considering such factors as categories of renewables, size or locational limits for projects qualifying for the feed-in tariff, what annual limits should apply to the amount of renewables allowed to utilize the feed-in tariff, what factors to incorporate into the prices set for feed-in tariff payments, and other terms and conditions. Based on these understandings, the agreement provides that the parties request the PUC to suspend the pending intra-governmental wheeling and avoided cost (Schedule Q) dockets for a period of 12 months. On October 24, 2008, the PUC opened an investigative proceeding to examine the implementation of feed-in tariffs. The utilities and Consumer Advocate were named as initial parties to the proceeding and must file a joint proposal on feed-in tariffs that addresses all of the related factors identified in the Energy Agreement with the PUC by December 23, 2008. The parties are also required to submit a procedural schedule designed to allow the PUC to complete its deliberations and issue a decision by March 31, 2009.

The agreement also provides that system-wide caps on net energy metering should be removed. Instead, all distributed generation interconnections, including net metered systems, should be limited on a per-circuit basis to no more than 15% of peak circuit demand, to encourage the development of more cost effective distributed resources while still maintaining safe reliable service.

The agreement includes support of the parties for the development and use of renewable biofuels for electricity generation, including the testing of the technical feasibility of using biofuel or biofuel blends in HECO, HELCO and MECO generating units. The parties agree that use of biofuels in the utilities’ generating units, particularly biofuels from local sources, can contribute to achieving RPS requirements and decreasing greenhouse gas emissions, while avoiding major capital investment for new, replacement generation.

In recognition of the need to recover the infrastructure and other investments required to support significantly increased levels of renewable energy and to eliminate the potential conflict between encouraging energy efficiency and conservation and lower sales revenues, the parties agree that it is appropriate to adopt a regulatory rate-making model, which is subject to PUC approval, under which HECO, HELCO and MECO revenues would be decoupled from KWH sales. If approved by the PUC, the new regulatory model, which is similar to the regulatory models currently used in California, would employ a revenue adjustment mechanism to track on an ongoing basis the differences between the amount of revenues allowed in the last rate case and (a) the current costs of providing electric service and (b) a reasonable return on and return of additional capital investment in the electric system. On October 24, 2008, the PUC opened an investigative proceeding to examine implementing a decoupling mechanism that would modify the traditional rate-making model by separating revenues and profits from KWH sales. The utilities and Consumer Advocate were named as initial parties to the proceeding and must file a joint proposal on decoupling that addresses all of the related factors identified in the Energy Agreement with the PUC by December 23, 2008. The parties are also required to submit a procedural schedule designed to allow the PUC to complete its deliberations and issue a decision by the time of an interim decision in HECO’s 2009 test year rate case (approximately the summer of 2009).

The utilities would also continue to use existing PUC-approved tracking mechanisms for pension and other post-retirement benefits. The utilities would also be allowed an automatic revenue adjustment mechanism to reflect changes in state or federal tax rates. The PUC will be requested to incorporate implementation of the new regulatory model in the PUC’s future interim decision and order in HECO’s 2009 test year rate case. The agreement also contemplates that additional rate cases based on a 2009 test year will be filed by HELCO and MECO in order to provide their respective baselines for implementation of the new regulatory model.

The agreement confirms that the existing Energy Cost Adjustment Clause will continue, subject to periodic review by the PUC. As part of that review, the parties agree that the PUC will examine whether there are renewable energy projects from which the utility should have, but did not purchase energy or whether alternate fuel purchase strategies were appropriately used or not used.

With PUC approval, a separate surcharge would be established to allow HECO and its subsidiaries to pass through all reasonably incurred purchased power costs, including all capacity, operation and maintenance expenses and other non-energy payments approved by the PUC which are currently recovered through base rates, with the surcharge to be adjusted monthly and reconciled quarterly.

The agreement includes a number of other undertakings intended to accomplish the purposes and goals of the HCEI, subject to PUC approval and including, but not limited to: (a) promoting through specifically proposed steps greater use of solar energy through solar water heating, commercial and residential photovoltaic energy installations and concentrated solar power generation; (b) providing for the retirement or placement on reserve standby status of older and less efficient fossil fuel fired generating units as new, renewable generation is installed; (c) improvement and expansion of “load management” and “demand response” programs that allow the utilities to control customer loads to improve grid reliability and cost management; (d) the filing of PUC applications this year for approval of the installation of Advanced Metering Infrastructure, coupled with time-of-use or dynamic rate options for customers; (e) supporting prudent and cost effective investments in smart grid technologies, which become even more important as wind and solar generation is added to the grid; (f) including 10% of the energy purchased under feed-in tariffs in each utility’s respective rate base through January 2015; and (g) delinking prices paid under all new renewable energy contracts from oil prices.

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

As of September 30, 2008, HECO and its subsidiaries had recognized $119 million of revenues with respect to interim orders ($6 million related to interim orders regarding certain integrated resource planning costs and $113 million related to interim orders with respect to interim surcharges to recover general rate increase requests).

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

Management cannot predict the ultimate effect of the required Act 162 analysis on the continuation of the utilities’ existing ECACs, but the Energy Agreement confirms the intent of the parties that the existing ECACs will continue, subject to periodic review by the PUC. As part of that periodic review, the parties agree that the PUC will examine whether there are renewable energy projects from which the utility should have, but did not purchase energy or whether alternate fuel purchase strategies were appropriately used or not used.

Major projects. Many public utility projects require PUC approval and various permits from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits can result in significantly increased project costs or even cancellation of projects. Further, completion of projects is subject to various risks, such as problems or disputes with vendors. In the event a project does not proceed, or if the PUC disallows cost recovery for all or part of the project, project costs may need to be written off in amounts that could result in significant reductions in HECO’s consolidated net income. Significant projects (with capitalized and deferred costs accumulated through September 30, 2008 noted in parentheses) include HELCO’s ST-7 ($37 million) and HECO’s East Oahu Transmission Project ($36 million), Customer Information system ($20 million) and generating unit in and transmission line to Campbell Industrial Park ($58 million).

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

HECO’s Final Environmental Impact Statement for the Project was accepted by the Department of Planning & Permitting of the City and County of Honolulu in August 2006. In December 2006, HECO filed with the PUC an agreement with the Consumer Advocate in which HECO committed to use 100% biofuels in its new plant and to take the steps necessary for HECO to reach that goal. In May 2007, the PUC issued a D&O approving the Project and the DOH issued the final air permit, which became effective at the end of June 2007. The D&O further stated that no part of the Project costs may be included in HECO’s rate base unless and until the Project is in fact installed, and is used and useful for public utility purposes. HECO’s 2009 test year rate case application, filed in July 2008, requests inclusion of the Project investment in rate base when the new unit is placed in service (expected to be at the end of July 2009). Construction on the Project began in May 2008.

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

As of September 30, 2008, HECO’s cost estimate for the Project (exclusive of the costs of the community benefit measures described above) was $164 million (of which $58 million had been incurred, including $3 million of AFUDC) and outstanding commitments for materials, equipment and outside services totaled $56 million. Management believes no adjustment to project costs is required as of September 30, 2008. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the project into service whether or not it is completed.

In August 2007, HECO entered into a contract with Imperium Services, LLC, to supply biodiesel for the planned generating unit, subject to PUC approval. Imperium Services, LLC agreed to comply with HECO’s procurement policy requiring sustainable sources of biofuel and biofuel feedstocks. In October 2007, HECO filed an application with the PUC for approval of this biodiesel supply contract. An evidentiary hearing on the application was held in October 2008, and the parties’ briefs will be filed later in 2008, after which the application will be ready for PUC decision-making.

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

As of September 30, 2008, the accumulated costs recorded for the EOTP amounted to $36 million, including (i) $12 million of planning and permitting costs incurred prior to 2003, (ii) $7 million of planning, permitting and construction costs incurred after 2002 and (iii) $17 million for AFUDC. Management believes no adjustment to project costs is required as of September 30, 2008. However, if it becomes probable that the PUC will disallow some or all of the incurred costs for rate-making purposes, HECO may be required to write off a material portion or all of the project costs incurred in its efforts to put the project into service whether or not it is completed.

HCEI Projects. While much of the renewable energy infrastructure contemplated by the Energy Agreement will be developed by others (e.g., a 400 MW wind farm on Lanai or Molokai would be constructed by a third party developer and the underwater cable to bring the power generated by the wind farm to Oahu is currently planned to be constructed and owned by the State), the utilities may be making substantial investments in related infrastructure.

In the Energy Agreement, the State agrees to support, facilitate and help expedite renewable projects, including expediting permitting processes.

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

HELCO has completed engineering and design activities and construction work for ST-7 is progressing towards completion in mid-2009. As of September 30, 2008, HELCO’s cost estimate for ST-7 was $92 million (of which $37 million had been incurred) and outstanding commitments for materials, equipment and outside services totaled $42 million, a substantial portion of which are subject to cancellation charges.

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

Honolulu Harbor investigation. In response to inquiries by the Hawaii Department of Health (DOH), HECO has been involved since 1995 in a work group with several other potentially responsible parties (PRPs), including oil companies, in investigating and responding to historical subsurface petroleum contamination in the Honolulu Harbor area. The U.S. Environmental Protection Agency (EPA) became involved in the investigation in June 2000. Some of the PRPs (the Participating Parties) entered into a joint defense agreement and ultimately entered an Enforceable Agreement with the DOH. The Participating Parties are funding the investigative and remediation work using an interim cost allocation method (subject to a final allocation) and have organized a limited liability company to perform the work. Although the Honolulu Harbor investigation involves four units—Iwilei, Downtown, Kapalama and Sand Island, all the investigative and remedial work has focused on the Iwilei Unit to date.

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

For administrative management purposes, the Iwilei Unit has been subdivided into four subunits. The Participating Parties have developed analyses of various remedial alternatives for the four subunits. The DOH uses the analyses to make a final determination of which remedial alternatives the Participating Parties will be required to implement. The DOH has completed remedial determinations for two subunits to date. The Participating Parties anticipate that the DOH will complete the remaining remediation determinations during the remainder of 2008. The Participating Parties are required to develop remedial designs for the various elements of the remediation determinations and has initiated the remedial design work for the two subunits for which the DOH has made remedial determinations. The Participating Parties anticipate that all remedial design work for those subunits will be completed by the end of 2009 or early 2010 and will begin implementation of the remedial design elements as they are approved by the DOH. Although the DOH has not yet made final remediation determinations for two of the subunits, the Participating Parties anticipate final determinations by mid-2009 and that the remedial design work will be completed during the first quarter of 2010 for those subunits.

Through September 30, 2008, HECO has accrued a total of $3.3 million (including $0.4 million in the first quarter of 2008) for estimates of HECO’s share of costs for continuing investigative work, remedial activities and monitoring for the Iwilei unit. As of September 30, 2008, the remaining accrual (amounts expensed less amounts expended) for the Iwilei unit was $1.8 million. Because (1) the full scope of work remains to be determined, (2) the final cost allocation method among the PRPs has not yet been established and (3) management cannot estimate the costs to be incurred (if any) for the sites other than the Iwilei unit (such as its Honolulu power plant located in the Downtown unit of the Honolulu Harbor site), the cost estimate may be subject to significant change and additional material costs may be incurred.

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

In October 2008, the EPA petitioned the U.S. Supreme Court to review the decision of the Circuit Court of Appeals for the District of Columbia, which vacated the EPA’s Delisting Rule. Management cannot predict if the Supreme Court will take the case or, if it does take the case, whether it would overrule the Circuit Court of Appeals.

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

In January 2007, the U.S. Circuit Court of Appeals for the Second Circuit issued a decision that remanded for further consideration and proceedings significant portions of the rule and found other portions to be impermissible. In July 2007, the EPA formally suspended the rule and provided guidance to federal and state permit writers that they should use their “best professional judgment” in determining permit conditions regarding cooling water intake requirements at existing power plants. HECO facilities are subject to permit renewal in mid-2009 and may be subject to new permit conditions to address cooling water intake requirements at that time. In April 2008, the U. S. Supreme Court agreed to review the Court of Appeal’s rejection of a cost-benefit test to determine compliance options. It is now expected that the Supreme Court will hear the case in December 2008, with a decision issued in the first half of 2009. If the Supreme Court affirms the Court of Appeal’s decision, the compliance options available to HECO are reduced. Due to the uncertainties regarding the Court of Appeal’s decision, management is unable to predict which compliance options, some of which could entail significant capital expenditures to implement, will be applicable to its facilities.

Collective bargaining agreements. As of September 30, 2008, approximately 58% of the electric utilities’ employees were members of the International Brotherhood of Electrical Workers, AFL-CIO, Local 1260, Unit 8, which is the only union representing employees of the Company. On March 1, 2008, members of the union ratified new collective bargaining and benefit agreements with HECO, HELCO and MECO. The new agreements cover a three-year term, from November 1, 2007 to October 31, 2010, and provide for non-compounded wage increases of 3.5% effective November 1, 2007, 4% effective January 1, 2009 and 4.5% effective January 1, 2010.

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

(6) Cash flows

Supplemental disclosures of cash flow information. For the nine months ended September 30, 2008 and 2007, HECO and its subsidiaries paid interest amounting to $33 million.

For the nine months ended September 30, 2008 and 2007, HECO and its subsidiaries paid income taxes amounting to $87 million and $6 million, respectively. The significant increase in taxes paid in the first nine months of 2008 versus 2007 was due primarily to the increase in operating income and the change in the Treasury regulations governing the calculation of estimated taxes due in 2008. The new regulations generally require a more ratable payment of estimated taxes. In calculating 2007 estimated taxes, taxable income was significantly larger in the fourth quarter when compared to the first three quarters, resulting in a larger portion of the 2007 taxes paid with the extension filed in the first quarter of 2008.

Supplemental disclosure of noncash activities. The allowance for equity funds used during construction, which was charged to construction in progress as part of the cost of electric utility plant, amounted to $6.4 million and $3.8 million for the nine months ended September 30, 2008 and 2007, respectively.

(7) Recent accounting pronouncements and interpretations

For a discussion of recent accounting pronouncements and interpretations, see Note 9 of HEI’s “Notes to Consolidated Financial Statements.”

(8) Reconciliation of electric utility operating income per HEI and HECO consolidated statements of income

	Three months ended September 30		Nine months ended September 30
(in thousands)	2008	2007	2008	2007
Operating income from regulated and nonregulated activities before income taxes (per HEI consolidated statements of income)	$51,847	$31,366	$158,226	$73,147
Deduct:
Income taxes on regulated activities	(15,035)	(4,976)	(47,507)	(15,974)
Revenues from nonregulated activities	(1,664)	(5,895)	(4,533)	(8,239)
Add: Expenses from nonregulated activities	266	241	1,282	12,527

Operating income from regulated activities after income taxes (per HECO consolidated statements of income)	$35,414	$20,736	$107,468	$61,461

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

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended September 30, 2008

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Operating revenues	$575,033	122,190	128,901	—	—	—	$826,124

Operating expenses
Fuel oil	271,889	30,148	75,120	—	—	—	377,157
Purchased power	140,757	49,645	11,723	—	—	—	202,125
Other operation	44,377	7,619	9,603	—	—	—	61,599
Maintenance	16,574	4,485	4,115	—	—	—	25,174
Depreciation	20,553	7,818	7,048	—	—	—	35,419
Taxes, other than income taxes	51,485	10,923	11,793	—	—	—	74,201
Income taxes	8,728	3,675	2,632	—	—	—	15,035

	554,363	114,313	122,034	—	—	—	790,710

Operating income	20,670	7,877	6,867	—	—	—	35,414

Other income
Allowance for equity funds used during construction	1,822	463	141	—	—	—	2,426
Equity in earnings of subsidiaries	10,754	—	—	—	—	(10,754)	—
Other, net	1,508	386	81	(14)	(25)	(450)	1,486

	14,084	849	222	(14)	(25)	(11,204)	3,912

Income (loss) before interest and other charges	34,754	8,726	7,089	(14)	(25)	(11,204)	39,326

Interest and other charges
Interest on long-term debt	7,649	1,965	2,265	—	—	—	11,879
Amortization of net bond premium and expense	403	108	121	—	—	—	632
Other interest charges	1,216	434	152	—	—	(450)	1,352
Allowance for borrowed funds used during construction	(716)	(194)	(57)	—	—	—	(967)
Preferred stock dividends of subsidiaries	—	—	—	—	—	228	228

	8,552	2,313	2,481	—	—	(222)	13,124

Income (loss) before preferred stock dividends of HECO	26,202	6,413	4,608	(14)	(25)	(10,982)	26,202
Preferred stock dividends of HECO	270	133	95	—	—	(228)	270

Net income (loss) for common stock	$25,932	6,280	4,513	(14)	(25)	(10,754)	$25,932

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Three months ended September 30, 2007

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Operating revenues	$369,937	97,294	94,489	—	—	$561,720

Operating expenses
Fuel oil	157,568	17,983	47,170	—	—	222,721
Purchased power	97,025	38,143	9,750	—	—	144,918
Other operation	37,595	8,359	8,159	—	—	54,113
Maintenance	15,309	6,381	6,904	—	—	28,594
Depreciation	19,746	7,523	7,004	—	—	34,273
Taxes, other than income taxes	33,803	8,877	8,709	—	—	51,389
Income taxes	414	3,003	1,559	—	—	4,976

	361,460	90,269	89,255	—	—	540,984

Operating income	8,477	7,025	5,234	—	—	20,736

Other income
Allowance for equity funds used during construction	1,078	167	91	—	—	1,336
Equity in earnings of subsidiaries	7,545	—	—	—	(7,545)	—
Other, net	4,196	175	34	(29)	(557)	3,819

	12,819	342	125	(29)	(8,102)	5,155

Income (loss) before interest and other charges	21,296	7,367	5,359	(29)	(8,102)	25,891

Interest and other charges
Interest on long-term debt	7,393	1,919	2,166	—	—	11,478
Amortization of net bond premium and expense	394	107	120	—	—	621
Other interest charges	891	670	71	—	(557)	1,075
Allowance for borrowed funds used during construction	(527)	(86)	(43)	—	—	(656)
Preferred stock dividends of subsidiaries	—	—	—	—	228	228

	8,151	2,610	2,314	—	(329)	12,746

Income (loss) before preferred stock dividends of HECO	13,145	4,757	3,045	(29)	(7,773)	13,145
Preferred stock dividends of HECO	270	133	95	—	(228)	270

Net income (loss) for common stock	$12,875	4,624	2,950	(29)	(7,545)	$12,875

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Nine months ended September 30, 2008

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Operating revenues	$1,458,621	332,811	343,833	—	—	—	$2,135,265

Operating expenses
Fuel oil	632,415	79,194	188,846	—	—	—	900,455
Purchased power	367,450	131,590	31,106	—	—	—	530,146
Other operation	125,108	23,979	27,513	—	—	—	176,600
Maintenance	48,008	12,785	11,984	—	—	—	72,777
Depreciation	61,657	23,454	21,143	—	—	—	106,254
Taxes, other than income taxes	132,595	30,110	31,353	—	—	—	194,058
Income taxes	28,158	9,978	9,371	—	—	—	47,507

	1,395,391	311,090	321,316	—	—	—	2,027,797

Operating income	63,230	21,721	22,517	—	—	—	107,468

Other income
Allowance for equity funds used during construction	4,957	1,069	406	—	—	—	6,432
Equity in earnings of subsidiaries	31,519	—	—	—	—	(31,519)	—
Other, net	4,079	983	191	(54)	(347)	(1,159)	3,693

	40,555	2,052	597	(54)	(347)	(32,678)	10,125

Income (loss) before interest and other charges	103,785	23,773	23,114	(54)	(347)	(32,678)	117,593

Interest and other charges
Interest on long-term debt	22,761	5,875	6,777	—	—	—	35,413
Amortization of net bond premium and expense	1,203	332	367	—	—	—	1,902
Other interest charges	3,004	1,205	347	—	—	(1,159)	3,397
Allowance for borrowed funds used during construction	(1,942)	(456)	(166)	—	—	—	(2,564)
Preferred stock dividends of subsidiaries	—	—	—	—	—	686	686

	25,026	6,956	7,325	—	—	(473)	38,834

Income (loss) before preferred stock dividends of HECO	78,759	16,817	15,789	(54)	(347)	(32,205)	78,759
Preferred stock dividends of HECO	810	400	286	—	—	(686)	810

Net income (loss) for common stock	$77,949	16,417	15,503	(54)	(347)	(31,519)	$77,949

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Income (unaudited)

Nine months ended September 30, 2007

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Operating revenues	$978,279	262,747	258,740	—	—	$1,499,766

Operating expenses
Fuel oil	368,405	53,688	127,678	—	—	549,771
Purchased power	267,744	98,625	23,792	—	—	390,161
Other operation	107,925	23,681	23,343	—	—	154,949
Maintenance	49,326	17,354	19,119	—	—	85,799
Depreciation	59,230	22,570	21,012	—	—	102,812
Taxes, other than income taxes	90,769	24,184	23,886	—	—	138,839
Income taxes	5,469	5,867	4,638	—	—	15,974

	948,868	245,969	243,468	—	—	1,438,305

Operating income	29,411	16,778	15,272	—	—	61,461

Other income
Allowance for equity funds used during construction	3,209	300	261	—	—	3,770
Equity in earnings of subsidiaries	10,372	—	—	—	(10,372)	—
Other, net	6,931	(6,517)	291	(58)	(1,977)	(1,330)

	20,512	(6,217)	552	(58)	(12,349)	2,440

Income (loss) before interest and other charges	49,923	10,561	15,824	(58)	(12,349)	63,901

Interest and other charges
Interest on long-term debt	21,842	5,691	6,831	—	—	34,364
Amortization of net bond premium and expense	1,142	312	359	—	—	1,813
Other interest charges	3,715	2,035	317	—	(1,977)	4,090
Allowance for borrowed funds used during construction	(1,564)	(151)	(125)	—	—	(1,840)
Preferred stock dividends of subsidiaries	—	—	—	—	686	686

	25,135	7,887	7,382	—	(1,291)	39,113

Income (loss) before preferred stock dividends of HECO	24,788	2,674	8,442	(58)	(11,058)	24,788
Preferred stock dividends of HECO	810	400	286	—	(686)	810

Net income (loss) for common stock	$23,978	2,274	8,156	(58)	(10,372)	$23,978

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

September 30, 2008

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and Eliminations	HECO Consolidated
Assets
Utility plant, at cost
Land	$28,462	4,982	4,346	—	—	—	$37,790
Plant and equipment	2,545,166	856,512	821,675	—	—	—	4,223,353
Less accumulated depreciation	(1,016,132)	(345,726)	(353,907)	—	—	—	(1,715,765)
Plant acquisition adjustment, net	—	—	6	—	—	—	6
Construction in progress	145,239	57,819	11,529	—	—	—	214,587

Net utility plant	1,702,735	573,587	483,649	—	—	—	2,759,971

Investment in wholly owned subsidiaries, at equity	431,598	—	—	—	—	(431,598)	—

Current assets
Cash and equivalents	9,112	2,102	3,384	140	31	—	14,769
Advances to affiliates	76,150	—	—	—	—	(76,150)	—
Customer accounts receivable, net	137,910	37,875	32,092	—	—	—	207,877
Accrued unbilled revenues, net	99,033	20,037	18,598	—	—	—	137,668
Other accounts receivable, net	7,445	5,305	4,502	—	—	(12,551)	4,701
Fuel oil stock, at average cost	131,109	16,196	24,259	—	—	—	171,564
Materials & supplies, at average cost	18,539	5,041	14,113	—	—	—	37,693
Prepayments and other	12,737	4,080	4,321	—	—	—	21,138

Total current assets	492,035	90,636	101,269	140	31	(88,701)	595,410

Other long-term assets
Regulatory assets	202,773	37,973	32,894	—	—	—	273,640
Unamortized debt expense	9,997	2,325	2,474	—	—	—	14,796
Other	33,527	8,164	6,583	—	113	—	48,387

Total other long-term assets	246,297	48,462	41,951	—	113	—	336,823

	$2,872,665	712,685	626,869	140	144	(520,299)	$3,692,204

Capitalization and liabilities
Capitalization
Common stock equity	$1,174,494	218,252	213,077	128	141	(431,598)	$1,174,494
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
Long-term debt, net	582,107	147,462	174,332	—	—	—	903,901

Total capitalization	1,778,894	372,714	392,409	128	141	(431,598)	2,112,688

Current liabilities
Short-term borrowings-nonaffiliates	140,995	—	—	—	—	—	140,995
Short-term borrowings-affiliate	—	60,150	16,000	—	—	(76,150)	—
Accounts payable	134,734	35,360	14,125	—	—	—	184,219
Interest and preferred dividends payable	11,691	3,340	3,791	—	—	(178)	18,644
Taxes accrued	122,413	33,618	33,383	—	—	—	189,414
Other	28,979	9,387	13,305	12	3	(12,373)	39,313

Total current liabilities	438,812	141,855	80,604	12	3	(88,701)	572,585

Deferred credits and other liabilities
Deferred income taxes	136,905	19,738	12,167	—	—	—	168,810
Regulatory liabilities	196,582	49,342	36,384	—	—	—	282,308
Unamortized tax credits	32,714	13,579	12,809	—	—	—	59,102
Other	111,035	50,711	29,988	—	—	—	191,734

Total deferred credits and other liabilities	477,236	133,370	91,348	—	—	—	701,954

Contributions in aid of construction	177,723	64,746	62,508	—	—	—	304,977

	$2,872,665	712,685	626,869	140	144	(520,299)	$3,692,204

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Balance Sheet (unaudited)

December 31, 2007

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and Eliminations	HECO Consolidated
Assets
Utility plant, at cost
Land	$28,833	4,982	4,346	—	—	—	$38,161
Plant and equipment	2,504,389	830,237	796,600	—	—	—	4,131,226
Less accumulated depreciation	(988,732)	(324,517)	(333,864)	—	—	—	(1,647,113)
Plant acquisition adjustment, net	—	—	41	—	—	—	41
Construction in progress	114,227	26,262	10,690	—	—	—	151,179

Net utility plant	1,658,717	536,964	477,813	—	—	—	2,673,494

Investment in wholly owned subsidiaries, at equity	410,911	—	—	—	—	(410,911)	—

Current assets
Cash and equivalents	203	3,069	773	198	435	—	4,678
Advances to affiliates	36,600	—	2,000	—	—	(38,600)	—
Customer accounts receivable, net	98,129	26,554	21,429	—	—	—	146,112
Accrued unbilled revenues, net	82,550	16,795	14,929	—	—	—	114,274
Other accounts receivable, net	6,657	2,481	3,025	—	—	(5,248)	6,915
Fuel oil stock, at average cost	57,289	12,494	22,088	—	—	—	91,871
Materials & supplies, at average cost	15,723	4,404	14,131	—	—	—	34,258
Prepayments and other	6,946	1,239	1,305	—	—	—	9,490

Total current assets	304,097	67,036	79,680	198	435	(43,848)	407,598

Other long-term assets
Regulatory assets	209,034	40,663	35,293	—	—	—	284,990
Unamortized debt expense	10,555	2,458	2,622	—	—	—	15,635
Other	30,449	5,671	6,051	—	—	—	42,171

Total other long-term assets	250,038	48,792	43,966	—	—	—	342,796

	$2,623,763	652,792	601,459	198	435	(454,759)	$3,423,888

Capitalization and liabilities
Capitalization
Common stock equity	$1,110,462	201,820	208,521	182	388	(410,911)	$1,110,462
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—	—	34,293
Long-term debt, net	567,657	145,811	171,631	—	—	—	885,099

Total capitalization	1,700,412	354,631	385,152	182	388	(410,911)	2,029,854

Current liabilities
Short-term borrowings-nonaffiliates	28,791	—	—	—	—	—	28,791
Short-term borrowings-affiliate	2,000	36,600	—	—	—	(38,600)	—
Accounts payable	97,699	21,810	18,386	—	—	—	137,895
Interest and preferred dividends payable	9,774	2,370	2,738	—	—	(163)	14,719
Taxes accrued	119,032	35,380	35,225	—	—	—	189,637
Other	41,792	9,835	11,194	16	47	(5,085)	57,799

Total current liabilities	299,088	105,995	67,543	16	47	(43,848)	428,841

Deferred credits and other liabilities
Deferred income taxes	130,573	17,791	13,749	—	—	—	162,113
Regulatory liabilities	180,725	46,460	34,421	—	—	—	261,606
Unamortized tax credits	32,664	12,941	12,814	—	—	—	58,419
Other	103,876	51,972	27,470	—	—	—	183,318

Total deferred credits and other liabilities	447,838	129,164	88,454	—	—	—	665,456

Contributions in aid of construction	176,425	63,002	60,310	—	—	—	299,737

	$2,623,763	652,792	601,459	198	435	(454,759)	$3,423,888

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Common Stock Equity (unaudited)

Nine months ended September 30, 2008

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Balance, December 31, 2007	$1,110,462	201,820	208,521	182	388	(410,911)	$1,110,462
Comprehensive income:
Net income (loss)	77,949	16,417	15,503	(54)	(347)	(31,519)	77,949
Retirement benefit plans:
Amortization of net loss, prior service gain and transition obligation included in net periodic benefit cost, net of taxes	4,099	569	464	—	—	(1,033)	4,099
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory asset, net of taxes	(3,928)	(554)	(446)	—	—	1,000	(3,928)

Comprehensive income (loss)	78,120	16,432	15,521	(54)	(347)	(31,552)	78,120

Common stock dividends	(14,088)	—	(10,965)	—	—	10,965	(14,088)
Issuance of common stock	—	—	—	—	100	(100)	—

Balance, September 30, 2008	$1,174,494	218,252	213,077	128	141	(431,598)	$1,174,494

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Changes in Common Stock Equity (unaudited)

Nine months ended September 30, 2007

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Balance, December 31, 2006	$958,203	175,099	192,231	265	(367,595)	$958,203
Comprehensive income:
Net income (loss)	23,978	2,274	8,156	(58)	(10,372)	23,978
Retirement benefit plans - amortization of net loss, prior service cost and transition obligation included in net periodic benefit cost, net of tax benefits	5,355	285	671	—	(956)	5,355

Comprehensive income (loss)	29,333	2,559	8,827	(58)	(11,328)	29,333

Adjustment to initially apply a PUC D&O related to defined benefit plans, net of taxes	18,205	18,205	—	—	(18,205)	18,205
Adjustment to initially apply FIN 48, net of tax benefits	(620)	(32)	(42)	—	74	(620)
Common stock dividends	(13,507)	—	(3,385)	—	3,385	(13,507)

Balance, September 30, 2007	$991,614	195,831	197,631	207	(393,669)	$991,614

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Nine months ended September 30, 2008

(in thousands)	HECO	HELCO	MECO	RHI	UBC	Reclassifications and eliminations	HECO consolidated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO	$78,759	16,817	15,789	(54)	(347)	(32,205)	$78,759
Adjustments to reconcile income (loss) before preferred stock dividends of HECO to net cash provided by (used in) operating activities:
Equity in earnings	(31,594)	—	—	—	—	31,519	(75)
Common stock dividends received from subsidiaries	11,040	—	—	—	—	(10,965)	75
Depreciation of property, plant and equipment	61,657	23,454	21,143	—	—	—	106,254
Other amortization	2,368	532	3,526	—	—	—	6,426
Deferred income taxes	6,244	1,939	(1,595)	—	—	—	6,588
Tax credits, net	588	759	156	—	—	—	1,503
Allowance for equity funds used during construction	(4,957)	(1,069)	(406)	—	—	—	(6,432)
Changes in assets and liabilities:
Increase in accounts receivable	(40,569)	(14,145)	(12,140)	—	—	7,303	(59,551)
Increase in accrued unbilled revenues	(16,483)	(3,242)	(3,669)	—	—	—	(23,394)
Increase in fuel oil stock	(73,820)	(3,702)	(2,171)	—	—	—	(79,693)
Decrease (increase) in materials and supplies	(2,816)	(637)	18	—	—	—	(3,435)
Decrease (increase) in regulatory assets	1,804	182	(2,014)	—	—	—	(28)
Increase (decrease) in accounts payable	37,035	13,550	(4,261)	—	—	—	46,324
Change in prepaid and income accrued income and utility revenue taxes	(1,938)	(1,684)	(4,347)	—	—	—	(7,969)
Changes in other assets and liabilities	1,999	(4,899)	4,865	(4)	(44)	(7,303)	(5,386)

Net cash provided by (used in) operating activities	29,317	27,855	14,894	(58)	(391)	(11,651)	59,966

Cash flows from investing activities
Capital expenditures	(90,318)	(56,692)	(23,311)	—	—	—	(170,321)
Contributions in aid of construction	7,574	3,092	1,600	—	—	—	12,266
Advances from (to) affiliates	(39,550)	—	2,000	—	—	37,550	—
Investment in consolidated subsidiary	(100)	—	—	—	—	100	—
Other	862	—	—	—	(113)	—	749

Net cash used in investing activities	(121,532)	(53,600)	(19,711)	—	(113)	37,650	(157,306)

Cash flows from financing activities
Common stock dividends	(14,088)	—	(10,965)	—	—	10,965	(14,088)
Preferred stock dividends	(810)	(400)	(286)	—	—	686	(810)
Proceeds from issuance of long-term debt	14,399	1,628	2,680	—	—	—	18,707
Proceeds from issuance of common stock	—	—	—	—	100	(100)	—
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	110,204	23,550	16,000	—	—	(37,550)	112,204
Decrease in cash overdraft	(8,581)	—	(1)	—	—	—	(8,582)

Net cash provided by financing activities	101,124	24,778	7,428	—	100	(25,999)	107,431

Net increase (decrease) in cash and equivalents	8,909	(967)	2,611	(58)	(404)	—	10,091
Cash and equivalents, beginning of period	203	3,069	773	198	435	—	4,678

Cash and equivalents, end of period	$9,112	2,102	3,384	140	31	—	$14,769

Hawaiian Electric Company, Inc. and Subsidiaries

Consolidating Statement of Cash Flows (unaudited)

Nine months ended September 30, 2007

(in thousands)	HECO	HELCO	MECO	RHI	Reclassifications and eliminations	HECO consolidated
Cash flows from operating activities
Income (loss) before preferred stock dividends of HECO	$24,788	2,674	8,442	(58)	(11,058)	$24,788
Adjustments to reconcile income (loss) before preferred stock dividends of HECO to net cash provided by (used in) operating activities
Equity in (earnings) loss	(10,447)	—	—	—	10,372	(75)
Common stock dividends received from subsidiaries	3,460	—	—	—	(3,385)	75
Depreciation of property, plant and equipment	59,230	22,570	21,012	—	—	102,812
Other amortization	2,722	872	2,856	—	—	6,450
Writedown of utility plant	—	11,701	—	—	—	11,701
Deferred income taxes	(9,627)	(4,931)	(3,367)	—	—	(17,925)
Tax credits, net	1,031	(184)	1,097	—	—	1,944
Allowance for equity funds used during construction	(3,209)	(300)	(261)	—	—	(3,770)
Changes in assets and liabilities
Increase in accounts receivable	(13,874)	(4,568)	(5,656)	—	2,025	(22,073)
Increase in accrued unbilled revenues	(5,112)	(2,080)	(804)	—	—	(7,996)
Increase in fuel oil stock	(33,354)	(1,657)	(893)	—	—	(35,904)
Increase in materials and supplies	(2,210)	(431)	(1,779)	—	—	(4,420)
Decrease (increase) in regulatory assets	607	(533)	(2,203)	—	—	(2,129)
Increase in accounts payable	42,402	494	1,651	—	—	44,547
Increase in taxes accrued	1,903	6,238	3,898	—	—	12,039
Changes in other assets and liabilities	12,999	6,766	(245)	20	(2,025)	17,515

Net cash provided by (used in) operating activities	71,309	36,631	23,748	(38)	(4,071)	127,579

Cash flows from investing activities
Capital expenditures	(79,725)	(36,895)	(18,470)	—	—	(135,090)
Contributions in aid of construction	7,388	3,480	2,244	—	—	13,112
Advances from (to) affiliates	18,300	—	(7,000)	—	(11,300)	—
Other	5,259					5,259

Net cash used in investing activities	(48,778)	(33,415)	(23,226)	—	(11,300)	(116,719)

Cash flows from financing activities
Common stock dividends	(13,507)	—	(3,385)		3,385	(13,507)
Preferred stock dividends	(810)	(400)	(286)	—	686	(810)
Proceeds from issuance of long-term debt	142,253	20,581	67,587	—	—	230,421
Repayment of long-term debt	(62,280)	(8,020)	(55,700)	—	—	(126,000)
Net increase in short-term borrowings from nonaffiliates and affiliate with original maturities of three months or less	(76,482)	(13,300)	(5,000)	—	11,300	(83,482)
Decrease in cash overdraft	(9,743)	(1,654)	(679)	—	—	(12,076)

Net cash provided by (used in) financing activities	(20,569)	(2,793)	2,537	—	15,371	(5,454)

Net increase (decrease) in cash and equivalents	1,962	423	3,059	(38)	—	5,406
Cash and equivalents, beginning of period	2,328	738	518	275	—	3,859

Cash and equivalents, end of period	$4,290	1,161	3,577	237	—	$9,265

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

HEI CONSOLIDATED

RESULTS OF OPERATIONS

(in thousands, except per share amounts)	Three months ended September 30		% change	Primary reason(s) for significant change *
	2008	2007
Revenues	$915,431	$673,461	36	Increase for the electric utility segment, partly offset by decreases for the bank and “other” segments

Operating income	74,129	48,017	54	Increase for the electric utility and bank segments, partly offset by an increase in losses for the “other” segment

Net income	37,281	19,881	88	Higher operating income, higher AFUDC and slightly lower “interest expense—other than on deposit liabilities and other bank borrowings,” partly offset by higher taxes resulting from higher income before taxes and a higher effective income tax rate **

Basic earnings per common share	$0.44	$0.24	83	Higher net income

Weighted-average number of common shares outstanding	84,625	82,481	3	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other Company plans

(in thousands, except per share amounts)	Nine months ended September 30		% change	Primary reason(s) for significant change *
	2008	2007
Revenues	$2,419,103	$1,828,247	32	Increase for the electric utility segment, partly offset by decreases for the bank and “other” segments

Operating income	166,477	121,867	37	Increase for the electric utility segment, partly offset by decrease for the bank segment (resulting from the impact of the balance sheet restructuring) and an increase in losses for the “other” segment

Net income	76,384	44,194	73	Higher operating income and AFUDC and lower “interest expense—other than on deposit liabilities and other bank borrowings,” partly offset by higher taxes resulting from higher income before taxes and a higher effective income tax rate **

Basic earnings per common share	$0.91	$0.54	69	Higher net income

Weighted-average number of common shares outstanding	84,052	81,949	3	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other Company plans

*	Also, see segment discussions which follow.
**	The Company’s effective tax rates (federal and state) for the third quarters of 2008 and 2007 were 35% and 34%, respectively. The Company’s effective tax rates for the first nine months of 2008 and 2007 were 35% and 34%, respectively. The effective tax rates were slightly lower in 2007 than in 2008 due primarily to state tax credits.

Dividends

On October 31, 2008, the HEI Board of Directors (Board) maintained the quarterly dividend of $0.31 per common share. The payout ratios for 2007 and the first nine months of 2008 were 120% and 102%, respectively. Excluding the net income impact ($35.6 million) of ASB’s balance sheet restructuring, the payout ratio for the first nine months of 2008 would have been 70%. HEI’s Board believes that HEI should have a payout ratio of 65% or lower on a sustainable basis and that cash flows should support an increase before it considers increasing the common stock dividend above its current level.

Economic conditions

As a consequence of deteriorating financial conditions within the banking industry, a series of events occurred in September and October 2008 that resulted in unprecedented global capital market volatility and decline. In September or October 2008, the U.S. government seized control of the Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac), Lehman Brothers Holdings Inc. (Lehman) declared bankruptcy, Bank of America agreed to acquire Merrill Lynch & Co. Inc., the Federal Reserve Bank made an emergency loan to American International Group, Inc. (AIG), Barclays PLC agreed to acquire Lehman’s North American investment banking assets, the Federal Reserve approved of the Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated changes of status to bank holding companies, Washington Mutual Inc. was closed by the U.S. government in the largest failure of a U.S. bank (and its banking assets were sold to JPMorgan Chase & Co.), Wells Fargo’s plan to acquire Wachovia Corporation was approved, the Bush Administration’s initial $700 billion “bailout” bill was defeated in the U.S. House of Representatives (which led to the largest one-day point drop in history for the Dow Jones Industrials Average) and the Emergency Economic Stabilization Act of 2008 was signed into law (see below).

Management did not anticipate these events and the volatile capital and credit markets in its planning and forecasting. These events and the volatile markets have resulted in higher short-term borrowing costs, and have impacted or are expected to impact the Company’s retirement benefit plans significantly (e.g., assets, costs and funding requirements) for 2009 and future years (see “Retirement benefits” below). Although HEI and HECO are reevaluating their financing plans under current market conditions, at this time management does not expect these extraordinary events to have a material adverse impact on the Company’s or consolidated HECO’s liquidity, capital resources or results of operations for 2008. For example, both HEI and HECO currently have access to the commercial paper market (although commercial paper rates are higher than earlier in the year). However, if market conditions deteriorate further, the Company’s and HECO’s liquidity, capital availability and results of operations could be significantly impacted. Specific segment exposure is further detailed in the segment discussions of results, “Liquidity and capital resources” and “Retirement benefits.”

The Blue Chip economic consensus released on November 1, 2008 predicts real GDP growth will be marginally positive in 2009. All economists responding to the Blue Chip survey agree that the national economy has slipped into recession with most predicting that it will last longer than the recessions of 1990-1991 and 2001. Consumer confidence has been adversely affected and credit is largely unavailable, which in turn has and will continue to negatively impact consumer spending.

The price of a barrel of crude oil has fallen recently, with prices dropping from a peak of $145.29 per barrel on July 3, 2008 and closing at $64.15 per barrel on October 24, 2008. The skyrocketing cost of fuel oil over the summer pushed electricity bills higher, resulting in even greater customer conservation. As a result, in the third quarter of 2008 and into the fourth quarter of 2008, the utilities experienced sales declines. Although lower fuel prices are starting to show up in customers’ bills, the utilities expect continued conservation by customers and full year 2008 kilowatthour (KWH) sales to decrease at a level similar to the year-to-date September 2008 sales decline of 1.2% (compared to the same period last year), primarily because of the ailing national and Hawaii economies’ impact on consumer decisions. A similar downward trend is expected in 2009. The expected decline in sales will adversely impact the utilities’ and consolidated HEI’s fourth quarter 2008 and 2009 results of operations.

Short-term interest rates were very volatile during the third quarter of 2008 as a result of the volatility in the financial and credit markets. Additionally, credit concerns caused short-term Treasury rates to decline while causing short-term corporate borrowing rates to increase dramatically. ASB’s borrowing costs were not impacted by the increase in credit spreads because wholesale borrowing costs from the Federal Home Loan Bank did not experience a similar increase during the third quarter.

The turmoil in the financial markets and further declines in the national and global economies are having a negative effect on the Hawaii economy, with some state economists predicting recession. Weakness is most notable in one of the state’s largest industries, tourism. The closure of Aloha and ATA Airlines, departure of two Norwegian Cruise Line cruise ships from Hawaii, record-high oil prices and the downturn in the national economy have impacted the visitor industry. Visitor arrivals by air were down 15% in the third quarter of 2008 compared with the third quarter of last year and year-to-date through September 30, 2008 were down 9% compared with the same period last year. Arrivals for Kauai, Maui, Lanai and the Big Island were most affected with arrivals down on those islands by 18%, 14%, 12%, and 17%, respectively, for the nine months ended September 30, 2008 compared with the same period of 2007.

Visitor expenditures were $8.7 billion for the nine months ended September 30, 2008, down 7% compared with expenditures for the same period last year. For comparison purposes, visitor expenditures reached a record $12 billion for the full year 2006.

Hotel occupancies, another indicator of tourism sector health, are down, especially on Maui and the Big Island. Statewide figures show September 2008 occupancy rates at 63% compared with 74% for September 2007. September 2008 occupancy rates on Oahu were the highest in the state at 69.4% a 9.9 percentage point decline from September 2007. Rates for Maui and the Big Island declined more significantly. September 2008 occupancies for Maui, and the Big Island were 56.8% and 49.9%, respectively, representing percentage point declines from September 2007 of 14.8 and 9.5, respectively.

Local tourism authorities continue to increase marketing efforts in its base market, the western U.S., to help stimulate demand for travel. Current forecasts show full year visitor arrivals to be down 9% in 2008 and down 1% in 2009, with recovery delayed until 2010. However, with the national and global economies in decline, state economists may revise their expectations for visitor arrivals downward in the coming months.

In September 2008, median home prices on Oahu slipped just below the $600,000 mark and September 2008 year-to-date sales volumes continue to decline compared with volumes for the same period last year. Also in September 2008, Hawaii foreclosures rose significantly, especially on the neighbor islands.

Permitted construction (nongovernment) continues to slow due to increased costs and tighter credit conditions. However, slowing continues to be considerably more moderate than in many U.S. mainland markets. Private new residential construction in Hawaii is expected to decline in 2008 and 2009 before stabilizing in 2010. A new Disney resort development on Oahu will help permitted construction. Military projects and state infrastructure projects will also provide stability to the overall construction industry in Hawaii.

At 4.5%, seasonally-adjusted Hawaii unemployment at the end of September 2008 remains below the national average of 6.1%. Declines in tourism are expected to cause job losses to continue into next year. Total payroll jobs in Hawaii are expected to be flat in 2008, with a 0.8% decline in 2009. Growth of less than 1% is expected in 2010.

Overall, the Hawaii economy is starting to show signs of decline, but the magnitude and length of the decline cannot be predicted.

Emergency Economic Stabilization Act of 2008

The Emergency Economic Stabilization Act of 2008 (the 2008 Act) was signed into law on October 3, 2008. The principal parts of the 2008 Act are: 1) a $700 billion financial markets stabilization plan; and 2) $150 billion in tax benefits, which are partially offset by $40 billion in revenue raisers. As part of its energy and conservation related incentives, the 2008 Act allows public utility property to qualify for the energy credit for periods after February 13, 2008 and extends the credit for solar energy property, fuel cell property and microturbine property through December 31, 2016. In addition, the 2008 Act allows the credit for combined heat and power system property as energy property for periods after October 3, 2008. The 2008 Act also provides for 10-year accelerated depreciation period for smart electric meters and smart electric grip equipment for property placed in service after October 3, 2008. The Company does not expect the tax provisions of the 2008 Act to have a material effect on results of operations for 2008. These tax provisions, however, may influence the Company’s future decisions to invest in the various properties entitled to credits. For example, in subsequent years, the utilities plan, consistent with the HCEI set forth in the Energy Agreement, to invest in smart meter technology for which the 2008 Act provides the favorable 10-year depreciable life. The Company will continue to analyze the impacts of the 2008 Act on its results of operations, financial condition and liquidity and for the opportunities it presents.

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

Because of the significant decline in the value of plan assets through September 30, 2008, the Company expects that the minimum required contribution to the qualified retirement plans (after reduction for a credit balance) calculated in accordance with the Pension Protection Act and the expected timing of the cash requirement based on 1) the value of plan assets as of September 30, 2008 and 2) 80% of the value of plan assets as of September 30, 2008, will be as follows for plan years 2009 and 2010. The minimum required contribution may differ from the cash requirement for each plan year because the rules under the Internal Revenue Code allow the Company to make its last installment contribution as late as September of the following year. In addition, the Company is allowed to elect to apply any credit balance against the minimum required contribution. Further, the utilities have committed to fund their net periodic pension cost each year unless the minimum required contribution under ERISA and the Internal Revenue Code requires a greater contribution level. The “Cash funding requirement” in the following table reflects the utilities’ net periodic pension cost funding commitment (assuming a 7.125% discount rate).

(in millions)	2009	2010
Pension Protection Act minimum required contribution:
(after reduction for credit balances)
Assuming plan assets as of September 30, 2008
Consolidated HECO	$21	$56
Consolidated HEI	21	56
Assuming 80% of the value of plan assets as of September 30, 2008
Consolidated HECO	46	83
Consolidated HEI	46	84

Cash funding requirement:
Assuming plan assets as of September 30, 2008
Consolidated HECO	6	59
Consolidated HEI	6	59
Assuming 80% of the value of plan assets as of September 30, 2008
Consolidated HECO	12	98
Consolidated HEI	12	100

“Other” segment

(in thousands)	Three months ended September 30		% change	Primary reason(s) for significant change
	2008	2007
Revenues	$(32)	$339	NM	Third quarter 2007: leveraged lease investment income and unrealized gains on venture capital investments Third quarter 2008: unrealized losses on venture capital investments

Operating loss	(2,410)	(1,896)	NM	See explanation for revenues and higher labor expense (including executive incentive compensation), partly offset by lower consulting expense

Net loss	(4,056)	(4,725)	NM	See explanation for operating loss, offset by lower interest expense

(in thousands)	Nine months ended September 30		% change	Primary reason(s) for significant change
	2008	2007
Revenues	$(164)	$2,749	NM

First nine months of 2007: gain on the sale of Hoku shares of $1.4 million, leveraged lease investment income and gain of $0.9 million and unrealized gains on venture capital investments

First nine months of 2008: unrealized losses on venture capital investments

Operating loss	(8,812)	(7,949)	NM	See explanation for revenues and higher labor expense (including executive incentive compensation), partly offset by lower consulting expense

Net loss	(13,453)	(15,693)	NM	See explanation for operating loss, offset by lower interest expense and tax adjustments

NM Not meaningful.

The “other” business segment includes results of operations of HEI Investments, Inc. (HEIII), a company previously holding investments in leveraged leases; Pacific Energy Conservation Services, Inc., a contract services company primarily providing wind farm operational and maintenance services to an affiliated electric utility; HEI Properties, Inc., a company holding passive, venture capital investments; The Old Oahu Tug Service, Inc., which was previously a maritime freight transportation company that ceased operations in 1999 and now is largely inactive; HEI and HEIDI, holding companies; and eliminations of intercompany transactions. Since HEIII sold all of its leveraged lease investments by the end of 2007, HEIII has filed articles of dissolution and is winding up its affairs.

Commitments and contingencies

See Note 7 of HEI’s “Notes to Consolidated Financial Statements” and Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements and interpretations

See Note 9 of HEI’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources

Despite the recent unprecedented deterioration in the capital markets and tightening of credit, the Company believes that its ability to generate cash, both internally from electric utility and banking operations and externally from issuances of equity and debt securities, commercial paper and bank borrowings, is adequate to maintain sufficient liquidity to fund its contractual obligations and commercial commitments, its forecasted capital expenditures and investments, its expected retirement benefit plan contributions and other cash requirements in the foreseeable future.

The consolidated capital structure of HEI (excluding ASB’s deposit liabilities and other borrowings) was as follows as of the dates indicated:

(in millions)	September 30, 2008		December 31, 2007
Short-term borrowings—other than bank	$231	8%	$92	4%
Long-term debt, net—other than bank	1,211	44	1,242	47
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,321	47	1,275	48

	$2,797	100%	$2,643	100%

As of October 31, 2008, the Standard & Poor’s (S&P) and Moody’s Investors Service’s (Moody’s) ratings of HEI securities were as follows:

	S&P	Moody’s
Commercial paper	A-2	P-2
Senior unsecured debt	BBB	Baa2

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

In June 2008, Moody’s issued an Issuer Comment regarding ASB’s balance sheet restructuring. Moody’s viewed the Company’s announcement that ASB had substantially completed the balance sheet restructuring “as being positive to HEI’s credit quality, but not material enough to warrant a rating change or a change in the company’s stable outlook.” In September 2008, Moody’s affirmed its credit ratings and “stable” outlook for HEI. Moody’s stated, “[t]he rating could be downgraded should weaker than expected economic growth and regulatory support emerge at HECO which ultimately causes earnings and sustainable cash flows to suffer over an extended period.” Consequently, Moody’s indicated that a shift in its expectations regarding the company’s future sustainable levels of consolidated financial ratios such as Funds From Operations (net cash flow from operations less net changes in working capital items) to Adjusted Debt below 16% (16% as of June 30, 2008 – latest reported by Moody’s) or Funds From Operations to Adjusted Interest of less than 3.5x (3.9x as of June 30, 2008 – latest reported by Moody’s) could result in a lowering of the Company’s rating.

See the electric utilities’ and bank’s respective “Liquidity and capital resources” sections below for the ratings of HECO and ASB.

Information about the Company’s short-term borrowings and HEI’s line of credit facility was as follows:

	Nine months ended September 30, 2008		December 31, 2007
(in millions)	Average balance	End-of-period balance
Short-term borrowings
HEI commercial paper	$92	$50	$63
HEI line of credit draws	—	40	—
HECO commercial paper	77	141	29

	$169	$231	$92

Line of credit facility (expiring March 31, 2011) [1]		$100	$100
Undrawn capacity under HEI’s line of credit facility [2]		60	100

[1]	In the future, Company may seek to enter into new lines of credit and may also seek to increase the amount of credit available under such lines as management deems appropriate.
[2]

Amount has not been reduced by HEI commercial paper outstanding, which is backed by the line of credit facility. At October 31, 2008, the outstanding commercial paper balance was $6 million and the amount undrawn under the line of credit facility was $39 million.

HEI utilizes short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt and for other temporary requirements. HEI also periodically makes short-term loans to HECO to meet HECO’s cash requirements, including the funding of loans by HECO to HELCO and MECO. Due to the recent credit market conditions resulting in a tightening commercial paper market, limited maturity options and escalating commercial paper rates, HEI drew $40 million (with a one month duration) of its $100 million syndicated line of credit facility, rather than issuing commercial paper, in late September 2008. When it matured, this $40 million was refinanced through a two-week draw on the credit facility. On October 3, 2008, HEI drew an additional $21 million (with a 35 day duration) on the credit facility to fund commercial paper maturities and limit its exposure in the commercial paper markets. When it matures, HEI plans to refinance this $21 million draw through another draw on the credit facility. All other short-term funding needs (including the funding of commercial paper maturities) have been funded by commercial paper sales. HEI intends to continue to refinance its remaining commercial paper maturities with commercial paper sales, market conditions permitting. Management believes that, if HEI’s commercial paper ratings were to be downgraded or if credit markets further tighten, it would be more difficult and expensive to sell commercial paper or it might not be able to sell commercial paper in the future.

As of September 30, 2008, $96 million of debt, equity and/or other securities were available for offering by HEI under an omnibus shelf registration and an additional $50 million principal amount of Series D notes were available for offering by HEI under its registered medium-term note program. Under SEC regulations, these two registrations will expire or be terminated by November 30, 2008. After the filing of this report on Form 10-Q, HEI plans to file a new omnibus registration statement to register an indeterminate amount of debt, equity and hybrid securities. Under SEC regulations, this new registration statement, when filed, would expire in three years.

For the first nine months of 2008, net cash provided by operating activities of consolidated HEI was $74 million. Net cash provided by investing activities and net cash used in financing activities for the same period were $1.2 billion and $1.2 billion, respectively, primarily due to ASB’s balance sheet restructuring in June 2008. Net cash provided by investing activities included ASB’s proceeds from the sale of investment and mortgage-related securities of $1.3 billion and repayments of investment and mortgage-related securities of $0.5 billion, partly offset by ASB’s purchases of investment and mortgage-related securities of $0.4 billion and HECO’s consolidated capital expenditures of $0.2 billion. Net cash used in financing activities included net decreases in ASB’s other borrowings of $1.1 billion, ASB’s deposit liabilities of $165 million and long-term debt of $31 million and the payment of common stock dividends of $62 million, partly offset by a net increase in short-term borrowings of $139 million.

Forecasted HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2008 through 2010 consists primarily of the net capital expenditures of HECO and its subsidiaries. In addition to the funds required for the electric utilities’ construction program, $50 million was required in March 2008 to repay maturing HEI medium-term notes, which were repaid with the proceeds from the issuance of commercial paper. Additional debt and/or equity financing may be utilized to pay down commercial paper or other short-term borrowings or may be required to fund unanticipated expenditures not included in the 2008 through 2010 forecast, such as increases in the costs of or an acceleration of the construction of capital projects of the utilities, utility capital expenditures that may be required by the Hawaii Clean Energy Initiative or new environmental laws and regulations, unbudgeted acquisitions or investments in new businesses, significant increases in retirement benefit funding requirements and higher tax payments that would result if tax positions taken by the Company do not prevail. In addition, existing debt may be refinanced prior to maturity (potentially at more favorable rates) with additional debt or equity financing (or both). HEI is currently considering an equity financing, depending on market conditions, and HECO and its electric utility subsidiaries recently filed an application with the PUC for approval of one or more special purpose revenue bond financings (with the first such financing anticipated to be in 2009).

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

Additional factors that may affect future results and financial condition are described on pages iv and v under “Forward-Looking Statements” and pages 81 to 82 under “Risk Factors.”

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

ELECTRIC UTILITIES

Executive overview and strategy—recent development

On October 20, 2008, the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the State of Hawaii Department of Commerce and Consumer Affairs, and HECO, on behalf of itself and its subsidiaries, HELCO and MECO (collectively, the parties), signed an Energy Agreement setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI) and the related commitments of the parties (the agreement). The agreement provides that the parties pursue a wide range of actions, many of which will require PUC approval, with the purpose of decreasing the State of Hawaii’s dependence on imported fossil fuels through substantial increases in the use of renewable energy and implementation of new programs intended to secure greater energy efficiency and conservation. A few of the major provisions of the agreement directly affecting HECO and its subsidiaries, which may be subject to PUC approval, are: (1) pursuing an overall goal of providing 70% of Hawaii’s electricity and ground transportation energy needs from clean energy sources; (2) establishing a Clean Energy Infrastructure Surcharge (CEIS) designed to expedite cost recovery for infrastructure that supports greater use of renewable energy or grid efficiency within the utility systems; (3) pursuing the integration of approximately 1,100 MW from a variety of renewable energy sources into the utility systems, including a proposed 400 MW wind farm to supply power to Oahu from Lanai or Molokai through a yet-to-be constructed undersea transmission cable system; (4) developing a feed-in tariff system with standardized purchase prices for renewable energy; and (5) adopting a new regulatory rate-making model, which employs a revenue adjustment mechanism that tracks the difference between the amount of revenues allowed in the last rate case and the sum of the current costs of providing electric service and a reasonable return on, and return of, additional capital investment in the electric system. See “Hawaii Clean Energy Initiative (HCEI)” in Note 5 of HECO’s “Notes to Consolidated Financial Statements” for a more detailed discussion of the agreement and HECO Exhibit 10.12 for a copy of the agreement.

RESULTS OF OPERATIONS

(dollars in thousands, except per barrel amounts)	Three months ended September 30%			Primary reason(s) for significant change
	2008	2007	change
Revenues	$827,788	$567,615	46	Higher fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers ($248 million), interim rate relief ($21 million), a reserve accrual in 2007 for the refund of a portion of HECO’s 2005 test year rate increase ($15 million) and higher amounts of DSM costs recovered through a surcharge ($3 million), partly offset by 2.6% lower sales ($18 million) and proceeds from the sale of non-electric utility property in 2007 ($5 million)
Expenses
Fuel oil	377,157	222,721	69	Higher fuel oil costs, partially offset by less KWHs generated

Purchased power	202,125	144,918	39	Higher fuel costs and KWHs purchased

Other	196,659	168,610	17	Higher other operation and maintenance (O&M) ($4 million), depreciation expenses ($1 million) and taxes, other than income taxes ($23 million)

Operating income	51,847	31,366	65	Interim rate relief and 2007 accrual of a reserve for a portion of HECO’s 2005 test year rate increase, partly offset by a gain on sale of non-electric utility property in 2007 and higher other O&M and depreciation expenses

Net income	25,932	12,875	101	Higher operating income and AFUDC, partly offset by higher interest and income tax expenses

Kilowatthour sales (millions)	2,593	2,663	(3)	Customer conservation, DSM activities, slowing economic activity and cooler weather on Oahu
Cooling degree days (Oahu)	1,530	1,566	(2)
Average fuel oil cost per barrel	$133.99	$74.78	79

(dollars in thousands, except per barrel amounts)	Nine months ended September 30%
	2008	2007	change	Primary reason(s) for significant change
Revenues	$2,139,798	$1,508,005	42	Higher fuel oil and purchased energy fuel costs, the effects of which are generally passed on to customers ($559 million), interim rate relief ($67 million), a reserve accrual in 2007 for the refund of a portion of HECO’s 2005 test year rate increase ($15 million) and higher amounts of DSM costs recovered through a surcharge ($9 million), partly offset by lower KWH sales ($20 million) and proceeds from the sale of non-electric utility property in 2007 ($5 million)
Expenses
Fuel oil	900,455	549,771	64	Higher fuel oil costs, partly offset by less KWHs generated

Purchased power	530,146	390,161	36	Higher fuel costs and KWHs purchased

Other	550,971	494,926	11	Higher other O&M ($9 million), depreciation expenses ($3 million), and taxes, other than income taxes ($55 million), partly offset by the write-off of HELCO plant in service in 2007 ($12 million)

Operating income	158,226	73,147	116	Interim rate relief, 2007 accrual of a reserve for a refund of a portion of HECO’s 2005 test year rate increase and 2007 write-off of a portion of HELCO’s CT-4 and CT-5, partly offset by higher other O&M expenses, a gain on sale of non-electric utility property in 2007 and higher depreciation expense

Net income	77,949	23,978	225	Higher operating income and AFUDC, partly offset by higher interest and income tax expenses

Kilowatthour sales (millions)	7,478	7,568	(1)	Customer conservation, DSM activities and slowing economic activity, partly offset by warmer weather on Oahu
Cooling degree days (Oahu)	3,779	3,666	3
Average fuel oil cost per barrel	$111.37	$65.52	70

Note: The electric utilities’ effective tax rates (federal and state) for the first nine months of 2008 and 2007 were 37% and 34%, respectively. The first nine months of 2007 reflect the acceleration of state tax credits associated with the write-off of a portion of CT-4 and CT-5 and the effect of utilizing state tax credits against a significantly lower income tax expense base.

See “Economic conditions” in the “HEI Consolidated” section above.

Results – three months ended September 30, 2008

Operating income for the third quarter of 2008 increased 65% from the same period in 2007 due primarily to $21 million of interim rate relief granted by the PUC to HECO (2007 test year) and MECO (2007 test year) in October 2007 and December 2007, respectively. Kilowatthour (KWH) sales in the third quarter of 2008 decreased 2.6% from the same period in 2007, primarily due to the impact of customer conservation efforts and DSM activities, slowing economic activity and cooler weather on Oahu. Cooling degree days for Honolulu (on the island of Oahu) were 2.3% lower in the third quarter of 2008 when compared to the same period in 2007.

Other operation expenses for the third quarter increased $7.5 million, or 14%, primarily due to higher DSM expenses that are generally passed on to customers through a surcharge ($2.7 million), administrative and general expenses ($1.9 million) and production operations expenses ($1.2 million). In spite of a 12.5 basis points higher discount rate assumption, pension and other postretirement benefit expenses for the electric utilities were comparable to the same period in 2007 primarily due to the adoption of the pension tracking mechanisms, including amortization of HELCO’s prepaid pension asset (approved on an interim basis by the PUC; see “Most recent rate requests”). Maintenance expenses for the third quarter of 2008 decreased by $3.4 million, or 12%, primarily due to lower production maintenance expenses (primarily due to $2.4 million of lower costs related to the lower scope and timing of generating unit overhauls) and lower generating station maintenance. Higher depreciation expense ($1.1 million) was attributable to additions to plant in service in 2007.

Other O&M expenses for the third quarter of 2008 increased by 5% over the same quarter in 2007. The expected increase in full year 2008 other O&M expenses continues to be roughly 6% over 2007, but actual levels could be influenced by a number of factors that cannot be predicted. The electric utilities expect higher DSM expenses (that are generally passed on to customers through a surcharge, including additional expenses for programs that have been approved in an energy efficiency DSM Docket), higher production expenses, primarily due to increased utilization of HECO’s generating assets commensurate with the level of demand that has occurred over the past 5 years, and higher costs for materials and contract services. In addition, the costs of environmental compliance continue to increase with changes to the law and more stringent regulatory requirements and additional costs are expected to be incurred to execute the provisions of the Energy Agreement.

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

Results – nine months ended September 30, 2008

Operating income for the first nine months of 2008 increased 116% from the same period in 2007 due primarily to $67 million of interim rate relief granted by the PUC and a write-off in the first quarter of 2007 of a portion of plant-in-service costs related to CT-4 and CT-5 (see “Most recent rate cases”). KWH sales in the nine months ended September 30, 2008 decreased 1.2% from the same period in 2007, primarily due to the impact of customer conservation efforts and DSM activities and slowing economic activity, partially offset by warmer weather on Oahu and the impact of an additional leap year day in February 2008. Cooling degree days for Honolulu (on the island of Oahu) were 3.1% higher in the first nine months of 2008 when compared to the same period in 2007.

Other operation expenses for the first nine months of 2008 increased $21.7 million, or 14%, primarily due to higher DSM expenses that are generally passed on to customers through a surcharge ($8.0 million), administrative and general expenses ($5.2 million) and production operation expenses ($4.4 million). Maintenance expenses for the nine months ended September 30, 2008 decreased by $13.0 million, or 15%, primarily due to lower production maintenance expenses (primarily due to $10.8 million of lower costs related to the lower scope and timing of generating unit overhauls) and lower transmission and distribution maintenance expenses (primarily due to $1.2 million of lower costs related to substation maintenance). Higher depreciation expense ($3.4 million) was attributable to additions to plant in service in 2007.

Renewable energy strategy

The electric utilities have been taking actions intended to protect Hawaii’s island ecology and counter global warming, while continuing to provide reliable power to customers, and recently committed to a number of related actions in the Energy Agreement entered into with the State. A three-pronged strategy supports attainment of the requirements and goals of the State of Hawaii RPS, the Hawaii Global Warming Solutions Act of 2007 and the HCEI by: 1) the greening of existing assets, 2) the expansion of renewable energy generation and 3) the acceleration of energy efficiency and load management programs. Major initiatives are being pursued in each category, and additional ones have been committed to in the Energy Agreement.

In its June 27, 2008 filing with the PUC, HECO reported a consolidated RPS of 16.1% in 2007. This was accomplished through a combination of municipal solid waste, geothermal, wind, biomass, hydro, photovoltaic and biodiesel renewable generation resources; renewable energy displacement technologies; and energy savings from efficiency technologies.

The electric utilities are actively exploring the use of biofuels for existing and planned company-owned generating units. HECO has committed to using 100% biofuels for its new 110 MW generating unit planned for 2009. HECO is researching the possibility of switching its steam generating units from fossil fuels to biofuels, and in the Energy Agreement has committed to do so if economically and technically feasible and if adequate biofuels are available.

In January 2007, HECO and MECO agreed to form a venture with BlueEarth Biofuels LLC (BlueEarth) to develop a biodiesel production facility on MECO property in Wa’ena on the island of Maui. BlueEarth Maui Biofuels LLC (BlueEarth Maui), a joint venture to pursue biodiesel development, was recently formed between BlueEarth and Uluwehiokama Biofuels Corp. (UBC), a non-regulated subsidiary of HECO. In February 2008, an Operating Agreement and an Investment Agreement were executed between BlueEarth and UBC, under which UBC invested $400,000 in BlueEarth Maui in exchange for a minority ownership interest. All of UBC’s profits from the project will be directed into a biofuels public trust to be created for the purpose of funding biofuels development in Hawaii. MECO intends to lease a portion of the land owned by MECO for its future Waena generation station as the site for the biodiesel plant, with lease proceeds to be credited to MECO ratepayers. MECO has been negotiating with BlueEarth Maui for a fuel purchase contract for biodiesel to be used in existing diesel-fired units at MECO’s Maalaea plant. Both the land lease agreement and biodiesel fuel contract will require PUC approval. Although not required to do so, BlueEarth Maui has also announced plans to prepare an environmental impact study for the project. HECO, working closely with the Natural Resources Defense Council, developed an environmental policy, which focuses on sustainable palm oil and locally-grown feedstocks, to ensure that the project would procure biofuel and biofuel feedstocks only from sustainable sources. Recently, BlueEarth’s and MECO’s negotiations for the biodiesel supply contract stalled based on an inability to reach agreement on various financial and risk allocation issues. In October 2008, BlueEarth filed an action in federal district court in Texas against MECO, HECO and others alleging claims based on the parties’ failure to have reached agreement on the biodiesel supply and land agreements. The lawsuit seeks unspecified damages and equitable relief. The parties are currently exploring the possibility of amicably resolving their disputes and the litigation.

The electric utilities also support renewable energy through their solar water heating and heat pump programs, and the negotiation and execution of purchased power contracts with non-utility generators using renewable sources (e.g., refuse-fired, geothermal, hydroelectric and wind turbine generating systems). In November 2007, HECO entered into a contract to purchase energy from a photovoltaic system with a generating capacity of up to 300 kilowatts to be located at HECO’s Archer substation. The PUC approved the contract in May 2008. In October 2008, the PUC approved a power purchase contract between MECO and Lanai Sustainability Research, LLC for the purchase of 1.2 MW of electricity from a photovoltaic system owned by Lanai Sustainability Research, LLC. In September 2007, HECO issued a Solicitation of Interest for its planned Renewable Energy Request for Proposals (RFP) for combined renewable energy projects up to 100 MW on Oahu. In June 2008, the PUC approved HECO’s Oahu Renewable Energy RFP and HECO issued the RFP shortly thereafter. HECO received bids representing a variety of renewable technologies and a short list of bids proceeding to the Interconnection Requirements Study phase is expected to be identified by December 31, 2008. Included in the bids received were proposals for large scale neighbor island wind projects. In accordance with the Energy Agreement, these proposals for large scale neighbor island wind projects will be bifurcated from the Oahu Renewable Energy RFP. This bifurcated RFP process to evaluate and select the most appropriate Big Wind project or projects will be led by HECO with support from the State of Hawaii. The process to bifurcate the RFP is currently being developed by HECO with the assistance of outside consultants and will be conducted in general conformance with the competitive bidding framework. HECO plans to review this process with the PUC.

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

For a description of some of the major provisions of the Energy Agreement most directly affecting HECO and its subsidiaries and their commitments relating to renewable energy and energy efficiency, see “Hawaii Clean Energy Initiative (HCEI)” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

Also, see “Renewable Portfolio Standard” under “Legislation and regulation” below.

Competition

Although competition in the generation sector in Hawaii has been moderated by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities, HECO and its subsidiaries face competition from IPPs and customer self-generation.

In October 2003, the PUC opened investigative proceedings on two specific issues (competitive bidding and DG) to move toward a more competitive electric industry environment under cost-based regulation. For a description of some of the regulatory changes that will be pursued as part of the Energy Agreement, see “Hawaii Clean Energy Initiative (HCEI)” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

Competitive bidding proceeding. The stated purpose of this proceeding was to evaluate competitive bidding as a mechanism for acquiring or building new generating capacity in Hawaii. In December 2006, the PUC issued a decision that included a final competitive bidding framework, which became effective immediately. In 2007, the PUC approved the utilities’ tariffs containing procedures for interconnection and transmission upgrades, a list of qualified candidates for the Independent Observer position for future competitive bidding processes and a Code of Conduct.

In June 2008, HECO issued a RFP, which seeks proposals for the supply of up to approximately 100 MW of long-term renewable energy for the island of Oahu under a power purchase agreement. Bids were received in September 2008 and a short list of bidders is expected to be identified by December 2008. The Energy Agreement recognized that the Oahu Renewable Energy RFP provides an excellent near-term opportunity to add new clean renewable energy sources on Oahu and included the anticipated up to 100 MW of renewable energy from these project proposals in its goals. See “Renewable energy strategy” above for a discussion on the bifurcation of the large-scale neighbor island wind project proposals from the Oahu Renewable Energy RFP.

In December 2007, in response to MECO’s request for approval to proceed with a competitive bidding process to acquire two separate increments of approximately 20 MW to 25 MW of firm generating capacity on the island of Maui in the 2011 and 2015 timeframes (which timeframes have since been revised and are now estimated to be 2014 and 2016 respectively), the PUC issued an order opening a new docket to receive filings, review approval requests, and resolve disputes, if necessary, related to MECO’s proposed RFP. The order identified MECO and the Consumer Advocate as parties to this new docket and approved MECO’s contract with the Independent Observer for the proposed RFP. Competitive bidding activities for the firm capacity increment identified for the 2014 timeframe are expected to begin in 2009. The schedule for the start of competitive bidding activities for the firm capacity increment targeted for the 2016 timeframe is under review.

In May 2008, the PUC issued a D&O stating that PGV’s proposal to modify its existing PPA with HELCO to provide an additional 8 MW of firm capacity by expanding its existing facility is exempt from the Competitive Bidding Framework. In the third quarter 2008, the PUC granted requests for waivers from the Competitive Bidding

Framework for two biomass projects (one on Maui and one on the island of Hawaii), a wind/hydroelectric project (on the island of Hawaii), and a wind/battery energy storage project (on the island of Hawaii), all subject to the submittal of a fully executed term sheet within four months of the decision granting the waiver, and documentation showing the fairness of the price being included in the application for approval of a power purchase agreement. The utilities have filed one other application for waiver from the Competitive Bidding Framework for a project on the island of Hawaii, a decision on which is pending.

In September 2008, HECO submitted fully executed term sheets for the following three renewable energy projects, “grandfathered” from the competitive bidding process: a Honua Power steam turbine generator, a Kahuku Wind Power wind farm, and a Sea Solar Power, International ocean thermal energy conversion project. In October 2008, timelines for the completion and execution of the power purchase contracts and the planned in-service dates for these three projects were submitted to the PUC.

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

The utilities are developing or evaluating potential DG projects. In September 2008, HECO executed an agreement with the State of Hawaii Department of Transportation to develop a dispatchable standby generation (DSG) facility at the Honolulu Airport that will be owned by the State and operated by HECO. The D&O encouraged HECO to pursue such DG operating arrangements with customers. HECO will file an application to the PUC for approval of the agreement in the fourth quarter 2008.

HECO is also evaluating the potential to develop utility-owned DG at Oahu military bases, in a manner consistent with the D&O, in order to meet utility system needs and the energy objectives of the Department of Defense. HECO also plans to conduct a feasibility review of extending the use of temporary DG units that were installed at various HECO substations in 2005 to 2007, and converting them to run on biodiesel.

In February 2008, MECO received PUC approval of an agreement for the installation of a CHP system at a hotel site on the island of Lanai. Final engineering for the project is in progress and the CHP system is planned to be placed in service in mid-2009.

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

Under the Energy Agreement, the utilities will conduct a review of the modified DG interconnection tariffs by June 30, 2009, judging whether the tariffs are effective in supporting non-utility DG and distributed energy storage by improving the process and procedure for interconnection.

DG and Distributed Energy Storage (DES) under the Energy Agreement. Under the Energy Agreement, the utilities will facilitate planning for distributed energy resources through a new Clean Energy Scenario Planning process. Under this process, Locational Value Maps will be developed by December 31, 2009 to identify areas where DG and DES would provide utility system benefits and can be reasonably accommodated.

The utilities also agreed to power utility-owned DG using sustainable biofuels or other renewable technologies and fuels, and to support DES either customer-owned or utility-owned. HECO will also conduct a review of its DG interconnection tariffs by June 30, 2009. See “Distributed generation tariff proceeding” above.

The parties to the Energy Agreement support reconsideration of the PUC’s restrictions on utility-owned DG where it is proven that utility ownership and dispatch clearly benefits grid reliability and ratepayer interests, and the equipment is competitively procured. The parties also support HECO’s dispatchable standby generation (DSG) units upon showing reasonable ratepayer benefits.

The utilities may contract with third parties to aggregate fleets of DG or standby generators for utility dispatch or under power purchase agreements, or may undertake such aggregation itself if no third parties respond to a solicitation for such services.

The Energy Agreement also provides that to the degree that transmission and distribution automation and other smart grid technology investments are needed to facilitate distributed energy resource utilization, those investments will be recovered through a Clean Energy Infrastructure Surcharge and later placed in rate base in the next rate case proceeding.

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

As of October 31, 2008, the ROACE found by the PUC to be reasonable in the most recent final rate decision for each utility was 10.7% for HECO (D&O issued on May 1, 2008, based on a 2005 test year), 11.5% for HELCO (D&O issued on February 8, 2001, based on a 2000 test year) and 10.94% for MECO (amended D&O issued on April 6, 1999, based on a 1999 test year). The ROACEs used by the PUC in the interim rate increases in HECO,

HELCO and MECO rate cases based on 2007, 2006 and 2007 test years issued in October, April and December 2007, respectively, were 10.7%.

For the 12 months ended September 30, 2008, the actual ROACEs (calculated under the rate-making method, which excludes the effects of items not included in determining electric utility rates, and reported to the PUC) for HECO, HELCO and MECO were 10.21%, 10.94% and 9.49%, respectively. MECO’s actual ROACE was 145 basis points lower than its authorized ROACE primarily due to the timing of the interim rate relief for its 2007 test year rate case and increased O&M expenses, which are expected to continue. The interim rate relief granted to the utilities by the PUC (see below) in their most recent cases was based in part on increased costs of operating and maintaining their systems, and the gap between allowed and actual ROACEs has been narrowing as interim rate relief has become effective.

As of October 31, 2008, the ROR found by the PUC to be reasonable in the most recent final rate decision for each utility was 8.66% for HECO, 9.14% for HELCO and 8.83% for MECO (D&Os noted above). The RORs used by the PUC for purposes of the interim D&Os in the HECO, HELCO and MECO rate cases based on 2007, 2006 and 2007 test years were 8.62%, 8.33% and 8.67%, respectively. For the 12 months ended September 30, 2008, the actual RORs (calculated under the rate-making method, which excludes the effects of items not included in determining electric utility rates, and reported to the PUC) for HECO, HELCO and MECO were 7.65%, 8.25% and 7.37%, respectively.

In 2007, HECO, HELCO and MECO received interim D&Os in their most recent rate cases, which included the reclassification to a regulatory asset of the charge for retirement benefits that would otherwise be recorded in accumulated other comprehensive income (AOCI).

For a description of some of the rate-making changes that the parties have agreed to pursue under the Energy Agreement, see “Hawaii Clean Energy Initiative (HCEI)” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

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

On October 25, 2007, the PUC issued an amended proposed final D&O, authorizing a net increase of 2.7%, or $34 million, in annual revenues, based on a 10.7% ROACE (and an 8.66% ROR on a rate base of $1.060 billion). The amended proposed final D&O, which has now been issued in final form with certain modifications (as described below), reversed the portion of the interim D&O related to the inclusion of HECO’s approximately $50 million pension asset, net of deferred income taxes, in rate base, and required a refund of revenues associated with that reversal, including interest, retroactive to September 28, 2005 (the date the interim increase became effective). In the third quarter of 2007, HECO accrued $15 million for the potential customer refunds, reducing third quarter 2007 net income by $8.3 million. The potential additional refund to customers for the amounts recorded under interim rates in excess of the amount in the amended proposed final D&O from October 1, 2007 through October 21, 2007, with interest through July 19, 2008, was approximately $1.8 million, which amount was reserved for the refund and included an adjustment for the interest synchronization method adopted by the PUC (as proposed by the DOD in its filed exception to the proposed final D&O).

On May 1, 2008, the PUC issued the final D&O for HECO’s 2005 test year rate case, which was consistent with the stipulated revised results of operations filed by the parties on March 28, 2008, and authorized an increase of $45 million in annual revenues ($34 million net) based on a 10.7% ROACE (and an 8.66% ROR on a rate base of $1.060 billion). In the final D&O, the PUC accepted the parties’ position that the review of the ECAC under Act 162 would be made in HECO’s 2007 test year rate case. See Note 8 of HECO’s “Notes to Consolidated Financial Statements.” Following the issuance of the final D&O, the required refund, with interest, to customers was completed in August 2008. On October 2, 2008, HECO filed with the PUC its 2005 test year rate case refund reconciliation, which reflected an actual customer refund amount of $18.2 million compared to the target refund of $16.8 million. HECO also filed tariff sheets to collect the over-refunded amount of $1.4 million from customers, effective November 1 through November 30, 2008. On October 28, 2008, the PUC issued a letter stating that HECO’s refund plan, approved on June 20, 2008, did not include a reverse-refund mechanism, thus, HECO was not authorized to collect the $1.4 million over-refunded amount. As a result of the letter, HECO reduced its revenues for the third quarter of 2008 by $1.4 million for the amounts over-refunded.

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

On May 1, 2008, the PUC issued the final D&O for HECO’s 2005 test year rate case, which was consistent with the stipulated revised results of operations filed by the parties on March 28, 2008. Consistent with the previous settlement agreement with the parties in this case, HECO filed a motion with the PUC in May 2008 to adjust the amount of the annual interim increase in this proceeding from $70 million to $77.9 million to take into account the changes in current effective rates as a result of the final decision in the 2005 test year rate case, and to have the change be effective at the same time the tariff sheets reflecting the final decision in the 2005 rate case become effective. In June 2008, the PUC approved HECO’s motion. On September 30, 2008, HECO filed a correction with the PUC to adjust the amount of the annual interim increase for the 2007 test year rate case from $77.9 million to $77.5 million and filed tariff sheets to be effective October 1 through 31, 2008 to refund $0.1 million over-collected from June 20 to September 30, 2008.

Management cannot predict the timing, or the ultimate outcome, of a final D&O in HECO’s 2007 test year rate case.

2009 test year rate case. On July 3, 2008, HECO filed a request for a general rate increase of $97 million or 5.2% over the electric rates currently in effect (i.e., over rates that included the interim rate increase discussed above granted by the PUC in HECO’s 2007 test year rate case, which amount is $77 million based on the final decision in HECO’s 2005 test year rate case), based on a 2009 test year, an 8.81% ROR, an 11.25% ROACE, and a $1.408 billion rate base. HECO’s application requested an interim increase of $73 million on or before the statutory deadline for interim rate relief and a step increase of $24 million based on the return on net investment of the new combustion turbine generating unit at Campbell Industrial Park and recovery of associated expenses to be effective at the in-service date of the new unit, scheduled for the end of July 2009.

The requested rate increase will support anticipated plant additions of $375 million in 2008 and 2009 (including $162 million for the new generating unit and related transmission line) to maintain and improve system reliability, higher operation and maintenance costs required for HECO’s electrical system, and higher depreciation expenses since the last rate case. As in its 2007 test year rate case, HECO requests continuation of its ECAC in its present form.

The request excludes incremental DSM costs from the test year revenue requirement due to the transition of HECO’s DSM programs to a third-party program administrator in 2009 as ordered by the PUC.

In August 2008, the PUC granted the DOD’s motion to intervene in the rate case proceeding. In September 2008, the PUC held a public hearing on HECO’s rate increase application.

In the Energy Agreement, the parties agree to seek approval from the PUC to implement in the interim decision in the 2009 HECO rate case a decoupling mechanism, similar to that in place for several California utilities, which decouples revenue of the utilities from KWH sales and provides revenue adjustments for the differences between the amount determined in the last rate case and (a) the current cost of operating the utility as deemed reasonable and approved by the PUC, (b) return on and returns of ongoing capital investment (excluding projects included in a proposed new Clean Energy Infrastructure Surcharge), and (c) changes in State or Federal tax rates. The decoupling mechanism would be subject to review at anytime by the PUC or upon the request of the utility or Consumer Advocate.

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

Anticipated HELCO and MECO 2009 test year rate cases. In order to implement the decoupling mechanism committed to by the parties in the Energy Agreement, the parties agreed in the Energy Agreement that HELCO and MECO will each file a 2009 test year rate case.

Other regulatory matters. See “Hawaii Clean Energy Initiative (HCEI)” and “Major projects” in Note 5 of HECO’s “Notes to Consolidated Financial Statements” for a number of actions committed to in the Energy Agreement that will require PUC approval in either pending or new PUC proceedings.

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

The EE Docket D&O also provides for HECO’s recovery of DSM program costs and utility incentives. With respect to cost recovery, the PUC continues to permit recovery of reasonably-incurred DSM implementation costs, under the IRP framework. DSM utility incentives will be derived from a graduated performance-based schedule of net system benefits. In order to qualify for an incentive, the utility must meet MW and MWh reduction goals for its EE DSM programs in both the commercial and industrial sector, and the residential sector. The amount of the annual incentive is capped at $4 million for HECO, and may not exceed either 5% of the net system benefits, or utility earnings opportunities foregone by implementing DSM programs in lieu of supply-side rate based investments. Negative incentives will not be imposed for underperformance. In 2007, HECO recorded incentives of $4 million. HELCO and MECO proposed goals for their programs, based on the goals established for HECO’s programs, but recorded no incentives in 2007. In June 2008, the PUC issued an order approving MECO’s proposed cumulative energy and demand savings goals for 2007 and 2008, but set MECO’s annual incentive cap at $320,000. Thus, in the second quarter of 2008, MECO recorded an incentive of $320,000 related to 2007. A decision on HELCO’s proposed goals is pending. The utilities’ DSM incentives for 2008 are subject to adjustment based on the results of impact evaluation reports and may be lower than 2007 incentives. Additionally, in October 2008, HECO requested the PUC to authorize higher 2008 DSM incentive budgets. If approval of these higher budgets is not received, it could result in lower 2008 incentives.

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

Avoided cost generic docket. In May 1992, the PUC instituted a generic investigation to examine the proxy method and formula used by the electric utilities to calculate their avoided energy costs and Schedule Q rates. In general, Schedule Q rates are available to customers with cogeneration and/or small power production facilities with a capacity of 100 KWHs or less who buy power from or sell power to the electric utility. In March 1994, the parties to the docket entered into a Stipulation to Resolve Proceeding, which was subject to PUC approval. In December 2006, the parties filed an updated stipulation with the PUC. The parties agreed that avoided fuel costs, except for Lanai and Molokai, will be determined using a computer production simulation model and agreed on certain parameters that would be used to calculate avoided costs. In March 2008, the PUC issued an order which approved the updated stipulation and ordered that the new avoided energy cost rates and Schedule Q rates will go into effect on August 1, 2008. HECO, HELCO and MECO filed new avoided energy costs rates and Schedule Q rates, which were determined using the new “resource-in / resource-out” methodology instead of the proxy method. These rates are effective from August 1 through December 31, 2008, and the fuel component of the rates will adjust monthly for changes in fuel prices.

On October 1, 2008, HECO, HELCO and MECO filed preliminary avoided energy costs rates and Schedule Q rates to be effective for 2009. The PUC initiated a docket to examine the methodology for calculating Schedule Q electricity payment rates in the State of Hawaii. The proceeding is intended to examine new methodologies for calculating Schedule Q payment rates, with the intent of removing or reducing any linkages between the price of fossil fuels and the rate for non-fossil fuel generated electricity. The parties to the Energy Agreement agree that all new renewable energy contracts are to be delinked from fossil fuel and that the utilities will seek to renegotiate existing PPAs with independent power producers that are based on fossil fuel prices to delink their energy payment rates from oil costs. Based on this understanding, the parties agree to request that the PUC suspend the pending Schedule Q proceeding for a period of 12 months with a view to reviewing the necessity of the docket.

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

The utilities are entitled to recover all appropriate and reasonable integrated resource planning and implementation costs, including the costs of DSM programs, either through a surcharge or through their base rates. Under procedural schedules for the IRP cost proceedings, the utilities were able to recover their incremental IRP costs in the month following the filing of their actual costs incurred for the year, subject to refund with interest pending the PUC’s final D&O approving recovery in the docket for each year’s costs. HELCO (since February 2001), HECO (since September 2005) and MECO (since December 2007) now recover IRP costs (which are included in O&M) through base rates. Previously, HECO, HELCO and MECO recovered their costs through a surcharge. The Consumer Advocate has objected to the recovery of $1.5 million (before interest) of the $4.3 million of incremental IRP costs incurred by the utilities during the 2000-2006 period, and the PUC’s decisions are pending on these costs. Also, see Note 5 in HECO’s “Notes to Consolidated Financial Statements” and “Demand-side management programs” above.

The parties to the Energy Agreement agree to seek to replace the current IRP process with a new Clean Energy Scenario Planning (CESP) process, described in the Energy Agreement, intended to be used to determine future investments in transmission, distribution and generation that will be necessary to facilitate high levels of renewable energy production. The parties commit to supporting reasonable and prudent investment in the ongoing maintenance and upgrade of the existing generation, transmission and distribution systems, unless the CESP process determines otherwise.

HECO’s IRP. On September 30, 2008, HECO filed its fourth IRP (IRP-4) covering a 20-year (2009-2028) planning horizon, subject to PUC approval. The IRP-4 preferred plan calls for all future generation to be renewable. In addition, it calls for conversion of a number of existing HECO-owned generating units to utilize biofuels and for continued aggressive implementation of demand-side management programs. In addition to the 110 MW biofueled combustion turbine (CT) scheduled for installation by HECO in 2009, HECO plans to pursue the installation of a 100 MW biofueled CT at its Campbell Industrial Park generating station in the 2011-2012 timeframe and plans to submit to the PUC a request for a waiver from the competitive bidding process to install this increment of additional firm capacity. The addition of two simple cycle CTs will add to the system additional fast starting and ramping capability, which will facilitate integration of as-available generation (such as wind and solar) to the system. HECO also plans to remove Waiau Unit 3, a 46 MW oil-fired cycling unit, from service after the second combustion turbine is in service, and will later determine whether to place the unit in emergency reserve status or to retire the unit. In 2009, HECO will conduct a test on Kahe Unit 3 to evaluate the use of Low Sulfur Fuel Oil/biofuel blends in existing oil-fired steam units. Other renewable generation will be acquired via three renewable energy projects “grandfathered” from competitive bidding and from projects that are selected from proposals submitted in response to HECO’s 100 MW RFP for Non-Firm Energy (see “Competitive bidding proceeding” above). On October 2, 2008, the PUC issued an order setting the issues, procedures and schedule for the IRP-4 docket. Among other activities, a public meeting is scheduled for December 3, 2008, and an evidentiary hearing is scheduled in March 2009.

In the Energy Agreement, the parties agree that the PUC will be asked to close the IRP-4 docket, suspend the HELCO and MECO IRP-4 dockets and open a new docket to establish the proposed CESP described in the Energy Agreement. In addition, the parties agree that HECO shall request PUC approval to implement items in the Action Plan that otherwise require approval through the IRP-4 process and, pending the D&O establishing the CESP process, HECO, HELCO and MECO will continue to meet with their Advisory Committees and file annual updates to their respective IRPs.

HELCO’s IRP. In May 2007, HELCO filed its third IRP, which proposes multiple solutions to meet future energy needs on the island of Hawaii. The plan includes the installation of a nominal 16 MW steam turbine (ST-7) in 2009 at its Keahole Generating Station (see “Major projects” in Note 5 of HECO’s “Notes to Consolidated Financial Statements”). The plan also follows through on a commitment to have no new fossil-fired generation installed after ST-7. The plan anticipates increasing customer photovoltaic systems plus a 37 gigawatthours per year renewable energy resource in the 2014 to 2020 timeframe, a firm capacity renewable energy resource in 2022, energy efficiency (continuation of existing DSM programs) and CHP. In November 2007, HELCO and the Consumer Advocate filed a stipulated agreement which recommended that the PUC approve HELCO’s IRP-3 and in which HELCO agreed to make improvements to the IRP process and to submit evaluation reports by March 31, 2009 and March 31, 2010. In January 2008, the PUC issued its D&O approving HELCO’s IRP-3 and required HELCO to submit annual evaluation reports by March 31, 2009 and March 31, 2010 and file its IRP-4 by May 31, 2010.

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

HECO’s 2009 Campbell Industrial Park generating unit. See “Campbell Industrial Park (CIP) generating unit” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

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

After the planned 2009 addition of the Campbell Industrial Park generating unit, and in recognition of the uncertainty underlying key forecasts, HECO reported in its 2008 AOS letter that it anticipates the potential for continued reserve capacity shortfalls could range between 20 MW to 80 MW in 2010, up to a range of 70 MW to 130 MW in 2014, and may seek a firm, dispatchable resource (with a strong preference for a renewable resource) to meet this need, while continuing contingency planning activities. Any plan to seek additional firm capacity is required to proceed under the guidance of the Competitive Bidding Framework issued by the PUC in December 2006. On September 30, 2008, HECO submitted to the PUC its IRP-4, which noted that a short-term sales and peak forecast was developed in March 2008. Analysis indicated that the reserve capacity shortfall could range from 0 MW to 20 MW in 2011 and from 50 MW to 80 MW in 2014. As stated earlier (see “HECO’s IRP” above), HECO plans to pursue the installation of a second 100 MW biofueled combustion turbine at its Campbell Industrial Park generating station in the 2011-2012 timeframe. HECO also plans to remove a 46 MW oil-fired cycling unit from service after the second combustion turbine is in service, and will later determine whether to place the unit in emergency reserve status or to retire the unit.

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

Intra-governmental wheeling of electricity. In June 2007, the PUC initiated a docket to examine the feasibility of implementing intra-governmental wheeling of electricity in the State of Hawaii. The issues in the proceeding adopted by the PUC include (1) identifying what impact, if any, wheeling will have on Hawaii’s electric industry, (2) addressing interconnection matters, (3) identifying the costs to utilities, (4) identifying any rate design and cost allocation issues, (5) considering the financial cost and impact on non-wheeling customers, (6) identifying any power back-up issues, (7) addressing how rates would be set, (8) identifying the environmental impacts, (9) identifying and evaluating the various forms of intra-governmental wheeling and (10) identifying and evaluating the resulting impact to any and all governmental entities, including but not limited to economic, feasibility and liability impacts. Parties to this proceeding include HECO, HELCO, MECO, Kauai Island Utility Cooperative and the Consumer Advocate, as well as governmental agencies (the DOD, the DBEDT, the City and County of Honolulu and the Counties of Hawaii, Maui and Kauai), an environmental group, and two renewable energy developers. Two renewable energy contractors and a renewable energy developer also have been granted more limited participant status. The procedural schedule includes technical workshops and meetings through December 2008, with a formal process to commence thereafter.

As part of the Energy Agreement, the PUC will be requested to suspend the pending intra-governmental wheeling docket for a period of 12 months while the parties evaluate the necessity of the docket in view of the other agreements of the parties.

Collective bargaining agreements

See “Collective bargaining agreements” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

Legislation and regulation

Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the utilities and their customers. Also see “Hawaii Clean Energy Initiative (HCEI)” and “Environmental regulation” in Note 5 of HECO’s “Notes to Consolidated Financial Statements” and “Emergency Economic Stabilization Act of 2008” above.

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

Renewable Portfolio Standard. Hawaii has a RPS law requiring electric utilities to meet an RPS of 8% of KWH sales by December 31, 2005, 10% by December 31, 2010, 15% by December 31, 2015, and 20% by December 31, 2020. These standards may be met by the electric utilities on an aggregated basis and were met in 2005 when the electric utilities attained a RPS of 11.7%. It may be difficult, however, for the electric utilities to attain required RPS percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be established by the PUC).

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

The Energy Agreement includes a provision to seek legislation to revise the RPS law to require electric utilities to meet an RPS of 25% by 2020 and 40% by 2030. In addition, the Energy Agreement includes a provision to eliminate energy efficiency and conservation as contributors to the RPS targets after 2014. Furthermore, the Energy Agreement includes a provision that imported biofuel generation cannot account for more than 30% of the RPS target through 2015.

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

In its December 2007 decision and order, the PUC deferred the RPS incentive framework to a new generic docket (Renewable Energy Infrastructure Program or REIP Docket). The Renewable Energy Infrastructure Program proposed by HECO consists of two components: (1) renewable energy infrastructure projects that facilitate third-party development of renewable energy resources, maintain existing renewable energy resources and/or enhance energy choices for customers, and (2) the creation and implementation of a temporary renewable energy infrastructure surcharge to recover the capital costs, deferred costs for software development and licenses, and/or other relevant costs approved by the PUC. These costs would be removed from the surcharge and included in base rates in the utility’s next rate case. The parties to the REIP Docket include the electric utilities, the Consumer Advocate, an environmental organization and Hawaii Renewable Energy Alliance (HREA). Public hearings were held in May 2008. In July 2008, statements of position were filed with the PUC, in which the Consumer Advocate recommended approval of, HREA supported, and the environmental organization did not oppose the REIP proposed by HECO. In October 2008, pursuant to the PUC’s request, the parties to the docket informed the PUC, among other things, that the parties (1) have reached an agreement on all of the issues in the docket, (2) agree that it is appropriate that the PUC approve the utilities’ proposed REIP and related REIP surcharge, (3) agree that the record in the proceeding is complete and ready for PUC decision-making, and (4) waive an evidentiary hearing.

In the Energy Agreement, the parties agreed that the REIP may be modified to incorporate changes for the CEIS mechanism, provided the appropriate notices to the public regarding the changes are made.

Management cannot predict the outcome of these processes.

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

Pursuant to the Energy Agreement, the parties will seek to remove system-wide caps on net energy metering. Instead, they will seek to limit DG interconnections on a per circuit basis and to replace net energy metering with an appropriate feed-in tariff and new net metered installations that incorporate time-of-use metering equipment for future full scale implementation of time-of-use metering and sale of excess energy.

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

Greenhouse gas emissions reduction. In July 2007, Act 234 became law, which requires a statewide reduction of greenhouse gas (GHG) emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990. It also establishes a task force, comprised of representatives of state government, business (including the electric utilities), the University of Hawaii and environmental groups, which is charged with preparing a work plan and regulatory approach for “implementing the maximum practically and technically feasible and cost-effective reductions in greenhouse gas emissions from sources or categories of sources of greenhouse gases” to achieve 1990 statewide GHG emission levels. The electric utilities are participating in the Task Force, as well as in initiatives aimed at reducing their GHG emissions, such as those to be undertaken under the Energy Agreement. Because the full scope of the Task Force report remains to be determined and regulations implementing Act 234 have not yet been promulgated, management cannot predict the impact of Act 234 on the electric utilities and the Company.

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

In 2008, a law was enacted to promote and encourage the use of solar thermal energy. This measure will require the installation of solar thermal water heaters in residences constructed after January 1, 2010, but allow for limited variances in cases where installation of solar water heating is deemed inappropriate. The measure will establish standards for quality and performance of such systems. Also in 2008, a law was enacted that is intended to facilitate the permitting of larger (200 MW or greater) renewable energy projects. The Energy Agreement includes several undertakings by the utilities to integrate solar energy into their electric grid.

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

The utilities have agreed in the Energy Agreement to test the use of biofuels in their generating units and, if economically feasible, to connect them to the use of biofuels. For its part, the State agrees to support this testing and conversion by expediting all necessary approvals and permitting. The Energy Agreement recognizes that, if such conversion is possible, HECO’s requirements for biofuels would encourage the development of a local biofuels industry.

At this time, it is not possible to predict with certainty the impact of the foregoing legislation or legislation that is, or may in the future be, proposed.

Other developments

Advanced Meter Infrastructure (AMI). HECO has continued to evaluate two-way wireless technologies for utility applications through ongoing field tests of a pilot AMI system. The AMI system uses two-way Sensus Metering Systems’ FlexNet technology to communicate with 7,700 advanced meters at both residential and commercial customer sites. AMI technology enables automated meter reading, time-of-use pricing and conservation options for HECO customers. Other utility applications being evaluated include distribution system line monitoring and water heater and air conditioning load control for improved reliability for residential and commercial customers. Pursuant to the Energy Agreement, HECO will file an application with the PUC for approval of the installation of Advanced Metering Infrastructure (see “Hawaii Clean Energy Initiative (HCEI)” in Note 5 of HECO’s “Notes to Consolidated Financial Statements” for further details).

Commitments and contingencies

See Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

Recent accounting pronouncements and interpretations

See Note 7 of HECO’s “Notes to Consolidated Financial Statements.”

FINANCIAL CONDITION

Liquidity and capital resources

Despite the recent unprecedented deterioration in the capital markets and tightening of credit, HECO believes that its ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities, commercial paper and lines of credit, is adequate to maintain sufficient liquidity to fund their capital expenditures and investments and to cover debt, retirement benefits and other cash requirements in the foreseeable future.

HECO’s consolidated capital structure was as follows as of the dates indicated:

(in millions)	September 30, 2008		December 31, 2007
Short-term borrowings	$141	6%	$29	1%
Long-term debt	904	40	885	43
Preferred stock	34	2	34	2
Common stock equity	1,174	52	1,110	54

	$2,253	100%	$2,058	100%

As of October 31, 2008, the S&P and Moody’s ratings of HECO securities were as follows:

	S&P		Moody’s
Commercial paper	A-2		P-2
Special purpose revenue bonds (principal amount noted in parentheses, senior unsecured, insured as follows):
Ambac Assurance Corporation ($0.2 billion)	AA		Aa3
Financial Guaranty Insurance Company ($0.3 billion)	BBB	*	Baa1	*
MBIA Insurance Corporation ($0.3 billion)	AA		A2
Syncora Guarantee Inc. (formerly XL Capital Assurance Inc.) ($0.1 billion)	BBB	*	Baa1	*
HECO-obligated preferred securities of trust subsidiary	BB+		Baa2
Cumulative preferred stock (selected series)	Not rated		Baa3

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

*          As a result of downgrades, Financial Guaranty Insurance Company’s (FGIC’s) and Syncora Guarantee Inc.’s (Syncora’s) (formerly XL Capital Assurance Inc.’s) current financial strength ratings by S&P are BB and BBB-, respectively, and their insurance financial strength ratings by Moody’s are B1 and Caa1, respectively. The revenue bonds insured by FGIC and Syncora referenced in the table above reflect a rating which corresponds to HECO’s senior unsecured debt rating by S&P, and HECO’s issuer rating by Moody’s, because those ratings are higher than those of the applicable bond insurer.

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

In September 2008, Moody’s maintained its ratings and stable outlook for HECO. Moody’s stated, “The rating could be downgraded should weaker than expected regulatory support emerge at HECO, including the continuation of regulatory lag, which ultimately causes earnings and sustainable cash flows to suffer.” To that end, if the utilities’ financial ratios declined on a permanent basis such that the Adjusted Cash Flow (net cash flow from operations less net changes in working capital items) to Adjusted Debt fell below 17% (20% as of June 30, 2008-latest reported by Moody’s) or Adjusted Cash Flow to Adjusted Interest declined to less than 3.6x (4.9x as of June 30, 2008-latest reported by Moody’s) for an extended period, the rating could be lowered.

Information about HECO’s short-term borrowings, HECO’s line of credit facility and special purpose revenue bonds (SPRBs) was as follows:

	Nine months ended September 30, 2008		December 31, 2007
(in millions)	Average balance	End-of-period balance
Short-term borrowings
Commercial paper	$77	$141	$29

Line of credit facility (expiring March 31, 2011) [1]		175	175
Undrawn capacity under line of credit facility [2]		175	175

Special purpose revenue bonds available for issue
2005 legislative authorization (expiring June 30, 2010)-HELCO		$20	$20
2007 legislative authorization (expiring June 30, 2012)
HECO		260	260
HELCO		115	115
MECO		25	25

Total special purpose revenue bonds available for issue		$420	$420

[1]

In the future, HECO may seek to modify the credit facility in accordance with the expedited approval process approved by the PUC, including to increase the amount of credit available under the agreement, and/or to enter into new lines of credit, as management deems appropriate. HECO is currently negotiating a new short-term syndicated credit facility, however, management cannot predict the timing and/or ultimate outcome of the negotiations.

[2]

Amount has not been reduced by HECO commercial paper outstanding, which is backed by the line of credit facility. At October 31, 2008, the outstanding commercial paper balance was $120 million and the amount undrawn under the line of credit facility was $175 million.

HECO utilizes short-term debt, principally commercial paper, to support normal operations and for other temporary requirements. HECO also periodically borrows short-term from HEI for itself and on behalf of HELCO and MECO, and HECO may borrow from or loan to HELCO and MECO short-term. Management believes that, if HECO’s commercial paper ratings were to be downgraded or if credit markets further tighten, it would be more difficult and expensive to sell commercial paper or it might not be able to sell commercial paper in the future.

Revenue bonds are issued by the Department of Budget and Finance of the State of Hawaii to finance capital improvement projects of HECO and its subsidiaries, but the source of their repayment are the unsecured obligations of HECO and its subsidiaries under loan agreements and notes issued to the Department, including HECO’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on all revenue bonds currently outstanding are insured either by Ambac Assurance Corporation (Ambac), Financial Guaranty Insurance Company (FGIC), MBIA Insurance Corporation (MBIA) or Syncora Guarantee Inc. (Syncora) (formerly XL Capital Assurance, Inc.). The currently outstanding revenue bonds were initially issued with S&P and Moody’s ratings of AAA and Aaa, respectively, based on the ratings at the time of issuance of the applicable bond insurer. In 2008, however, ratings of Ambac, MBIA, FGIC and XLCA (now Syncora) were downgraded by S&P and Moody’s resulting in a downgrade of the bond ratings of all of the bonds as shown in the ratings table above. S&P and/or Moody’s ratings of Ambac, FGIC, MBIA and Syncora are reported to be on watch, review and/or negative outlook. Management believes that if HECO’s ratings were to be downgraded, or if credit markets further tighten, it could be more difficult and/or expensive to sell bonds in the future.

Operating activities provided $60 million in net cash during the first nine months of 2008. Investing activities during the same period used net cash of $157 million primarily for capital expenditures, net of contributions in aid of construction. Financing activities for the same period provided net cash of $107 million, primarily due to an $112 million net increase in short-term borrowings and drawdown of $19 million in SPRBs, partly offset by the payment of $15 million of common and preferred dividends and $9 million decrease in cash overdraft.

As part of HECO’s 2009 test year rate case filing, HECO’s financing cost was based in part on forecast gross capital expenditures of $205 million in 2009. The $205 million reflects a $33 million increase from the estimate of gross capital expenditures for 2009 included in the previous five-year (2008-2012) consolidated utility forecast of $1.3 billion, as a result of further review of investments needed for infrastructure reliability. The five-year forecast of capital expenditures for HECO, HELCO and MECO are expected to be affected by the Energy Agreement, but these effects have not yet been quantified by management.

The PUC must approve issuances, if any, of equity and long-term debt securities by HECO, HELCO and MECO. Recently, HECO, MECO and HELCO filed with the PUC an application for approval of one or more special purpose revenue bond financings under the 2007 legislative authorization identified above, with the first such financing anticipated to be in 2009 if the PUC approves the application and market conditions are satisfactory.

BANK

RESULTS OF OPERATIONS

(in thousands)	Three months ended September 30		% change	Primary reason(s) for significant change
	2008	2007
Revenues	$87,675	$105,507	(17)	Lower interest and noninterest income

Operating income	24,692	18,547	33	Higher net interest income and lower noninterest expense, partly offset by lower noninterest income

Net income	15,405	11,731	31	See operating income (loss) above, partly offset by higher income taxes

(in thousands)	Nine months ended September 30		% change	Primary reason(s) for significant change
	2008	2007
Revenues	$279,469	$317,493	(12)	Lower interest and noninterest income, including a $19 million loss on the sale of securities related to the balance sheet restructure

Operating income	17,063	56,669	(70)	Higher noninterest expense (including a $40 million loss on the early extinguishment of debt related to the balance sheet restructure) and lower noninterest income, partly offset by higher net interest income

Net income	11,888	35,909	(67)	See operating income (loss) above, partly offset by lower income taxes

See “Results — three months ended September 30, 2008” and “Results — nine months ended September 30, 2008” for more detailed explanations of significant changes.

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

Loan originations and purchases of loans and mortgage-related securities are ASB’s primary sources of earning assets. ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. As of September 30, 2008, ASB’s loan portfolio mix, net, consisted of 72% residential loans, 13% commercial loans, 7% commercial real estate loans and 8% consumer loans. As of December 31, 2007, ASB’s loan portfolio mix, net, consisted of 75% residential loans, 11% commercial loans, 7% commercial real estate loans and 7% consumer loans. As of September 30, 2008, ASB-originated residential loans represented approximately 94% of the residential loan portfolio. All of the ASB-originated residential loans are located in the state of Hawaii, with approximately 66% of the loans located on the island of Oahu. At origination, approximately 70% of the ASB-originated loans had FICO scores greater than 700 and over 70% of the ASB-originated loans had loan-to-values less than or equal to 80%. ASB’s mortgage-related securities portfolio consists primarily of shorter-duration assets and is affected by market interest rates and demand.

Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be significant sources of funds. As of September 30, 2008, ASB’s costing liabilities consisted of 86% deposits and 14% other borrowings. As of December 31, 2007, ASB’s costing liabilities consisted of 71% deposits and 29% other borrowings. The decrease in the relative level of other borrowings and corresponding increase in the level of deposits was due to the early extinguishment of certain borrowings through the restructuring of ASB’s balance sheet. (See “Balance sheet restructure” in Note 4 of HEI’s Notes to Consolidated Financial Statements.) Competition for deposits and the level of short-term interest rates have made it difficult to retain deposits and control funding costs. Deposit retention and growth will remain a challenge in the current environment.

Pressures from declines in the housing market will continue to impact securities held in ASB’s investment portfolio. Foreclosures within the subprime sector of the market have increased risk premiums for all mortgage-related securities, especially those underwritten in 2006 and 2007 for which underwriting standards for the collateral of the mortgage-related securities were thought to be most troublesome. While ASB does not have material exposure to securities backed by subprime collateral and does not hold any subprime positions issued within the last five years, a deep recession led by a material decline in housing prices could materially impair the value of the securities it currently holds. As of September 30, 2008, 52% of ASB’s portfolio is held in debentures or mortgage-related securities issued by government-sponsored entities. The remaining 48% of the portfolio is composed of mortgage-related securities issued by private issuers (43% are rated AAA and 5% are rated AA, A, or BBB by nationally recognized statistical rating organizations). While the credit quality of the portfolio remains sound, a significant downturn in housing prices combined with a prolonged recession could erode credit support of non-agency mortgage-related securities and result in realized and unrealized losses in ASB’s portfolio, and these losses could be material. The mortgage-related securities portfolio currently holds two positions whose principal is guaranteed by bond insurance companies whose ratings have been downgraded. The two positions, with a current book value of $0.3 million, are not impaired and ASB has the ability and intent to hold these positions to maturity.

On October 27 and 28, 2008, one rating agency downgraded two mortgage-related securities, with a current face value of approximately $36 million, from AAA to BB and B. These securities maintained investment grade ratings from other rating agencies. ASB will continue to analyze and monitor these securities.

Although higher long-term interest rates or other conditions in credit markets (such as the effects of the deteriorated subprime market) could reduce the market value of available-for-sale investment and mortgage-related securities and reduce stockholder’s equity through a balance sheet charge to AOCI, this reduction in the market value of investments and mortgage-related securities would not result in a charge to net income in the absence of a sale of such securities (such as those that occurred in the balance sheet restructure) or an “other-than-temporary” impairment in the value of the securities. As of September 30, 2008 and December 31, 2007, the unrealized losses, net of tax benefits, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI was $10 million and $18 million, respectively. See “Quantitative and qualitative disclosures about market risk.”

Average Balance Sheet and Net Interest Margin

The following tables set forth average balances, together with interest and dividend income earned and accrued, and resulting yields and costs for the three and nine months ended September 30, 2008 and 2007.

	Three months ended September 30
	2008			2007
($ in thousands)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Assets:
Other investments [1]	$108,818	$392	1.44	$182,647	$1,249	2.68
Investment and mortgage-related securities	868,530	9,506	4.38	2,324,404	25,248	4.34
Loans receivable [2]	4,156,656	61,100	5.87	3,960,694	61,817	6.23

Total interest-earning assets	5,134,004	70,998	5.52	6,467,745	88,314	5.45
Allowance for loan losses	(30,334)			(31,262)
Non-interest-earning assets	423,057			371,786

Total assets	$5,526,727			$6,808,269

Liabilities and Stockholder’s Equity:
Interest-bearing demand and savings deposits	$2,093,666	2,735	0.52	$2,131,387	4,119	0.77
Time certificates	1,425,334	11,335	3.16	1,620,152	16,262	3.98

Total interest-bearing deposits	3,519,000	14,070	1.59	3,751,539	20,381	2.16
Other borrowings	647,718	4,616	2.80	1,752,454	20,243	4.57

Total interest-bearing liabilities	4,166,718	18,686	1.77	5,503,993	40,624	2.92
Non-interest bearing liabilities:
Deposits	701,062			645,098
Other	103,235			96,748
Stockholder’s equity	555,712			562,430

Total Liabilities and Stockholder’s Equity	$5,526,727			$6,808,269

Net interest income		$52,312			$47,690

Net interest margin (%) [3]			4.08			2.97

	Nine months ended September 30
	2008			2007
($ in thousands)	Average Balance	Interest	Average Rate (%)	Average Balance	Interest	Average Rate (%)
Assets:
Other investments [1]	$130,905	$1,538	1.56	$198,179	$4,303	2.87
Investment and mortgage-related securities	1,647,451	55,540	4.50	2,395,483	80,787	4.50
Loans receivable [2]	4,163,427	186,312	5.97	3,876,101	182,191	6.27

Total interest-earning assets	5,941,783	243,390	5.46	6,469,763	267,281	5.51
Allowance for loan losses	(30,134)			(30,832)
Non-interest-earning assets	419,025			371,759

Total assets	$6,330,674			$6,810,690

Liabilities and Stockholder’s Equity:
Interest-bearing demand and savings deposits	$2,100,710	9,052	0.57	$2,192,524	12,819	0.78
Time certificates	1,499,492	38,857	3.45	1,642,802	49,132	4.00

Total interest-bearing deposits	3,600,202	47,909	1.77	3,835,326	61,951	2.16
Other borrowings	1,363,097	40,030	3.91	1,678,190	57,230	4.54

Total interest-bearing liabilities	4,963,299	87,939	2.36	5,513,516	119,181	2.88
Non-interest bearing liabilities:
Deposits	681,198			639,586
Other	105,473			95,482
Stockholder’s equity	580,704			562,106

Total Liabilities and Stockholder’s Equity	$6,330,674			$6,810,690

Net interest income		$155,451			$148,100

Net interest margin (%) [3]			3.49			3.05

[1]	Includes federal funds sold, interest bearing deposits and stock in the FHLB of Seattle ($98 million as of September 30, 2008).
[2]

Includes loan fees of $1.0 million for the three months ended September 30, 2008 and 2007 and $3.4 million for nine months ended September 30, 2008 and 2007, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[3]	Defined as net interest income as a percentage of average earning assets.

Results – three months ended September 30, 2008

Net interest income before provision for loan losses for the third quarter of 2008 increased by $4.6 million, or 10%, when compared to the same period in 2007. Net interest margin increased from 2.97% in the third quarter of 2007 to 4.08% in the third quarter of 2008 as lower balances of investment and mortgage-related securities and lower yields on loans were more than offset by lower funding costs and higher balances on loans. The increase in the average loan portfolio balance was due, in part, to growth in the residential loan portfolio in 2007 as a result of the strength in the Hawaii economy and real estate market. The decrease in the average investment and mortgage-related securities portfolios was due to the sale of mortgage-related securities and agency notes in the second quarter balance sheet restructuring and the use of a portion of the proceeds from repayments in the portfolio to fund loans. (See “Balance sheet restructure” in Note 4 of HEI’s Notes to Consolidated Financial Statements.) Average deposit balances for the third quarter of 2008 decreased by $177 million compared to the third quarter of 2007, and decreased by $74 million compared to the second quarter of 2008. ASB experienced outflows in 2007 and 2008 as competitive factors and the level of short-term interest rates made it difficult to retain deposits. The shift in deposit mix from higher cost certificates to lower cost savings and checking accounts, along with the repricing of deposits as a result of a downward movement in the general level of interest rates, has contributed to decreased funding costs.

During the third quarter of 2008, ASB recorded a provision for losses of $2.0 million primarily due to the growth in the commercial loan portfolio and the reclassification of certain commercial loans due to weakening in their credit quality. In Hawaii, the residential real estate market is slowing and foreclosures rising. ASB’s delinquent loans have increased in 2008. As of September 30, 2008, ASB’s past due loans to total loans was 0.65%, compared to 0.29% and 0.19% as of December 31, 2007 and September 30, 2007, respectively.

Third quarter of 2008 noninterest income decreased by $0.5 million, or 3%, when compared to the third quarter of 2007.

Noninterest expense for the third quarter of 2008 decreased by $1.3 million, or 3%, when compared to the third quarter of 2007, primarily due to lower legal and consulting expenses, partly offset by higher compensation expenses.

Results – nine months ended September 30, 2008

Net interest income before provision for loan losses for the nine months ended September 30, 2008 increased by $7.4 million, or 5%, when compared to the same period in 2007. Net interest margin increased from 3.05% in the first nine months of 2007 to 3.49% in the first nine months of 2008 as lower yields on earning assets and lower balances of investment and mortgage-related securities were more than offset by lower funding costs and higher balances on loans. The increase in the average loan portfolio balance was due, in part, to growth in the residential loan portfolio in 2007 as a result of the strength in the Hawaii economy and real estate market. The decrease in the average investment and mortgage-related securities portfolios was due to the sale of mortgage-related securities and agency notes in the second quarter balance sheet restructuring and the use of a portion of the proceeds from repayments in the portfolio to fund loans. Average deposit balances decreased by $194 million compared to the first nine months of 2007. ASB experienced outflows in 2007 and 2008 as competitive factors and the level of short-term interest rates made it difficult to retain deposits. The outflow of higher cost certificates, along with the repricing of deposits as a result of a downward movement in the general level of interest rates, has contributed to decreased funding costs.

During the first nine months of 2008, ASB recorded a provision for losses of $4.0 million due to loan growth as well as the reclassification of certain commercial loans due to weakening in their credit quality. During the first nine months of 2007, ASB recorded a provision for losses of $3.9 million primarily for a single commercial borrower.

	Nine months ended September 30		Year ended December 31, 2007
	2008	2007
	(in thousands)
Allowance for loan losses, January 1	$30,211	$31,228	$31,228
Provision for loan losses	4,034	3,900	5,700
Less: net charge-offs	2,645	1,406	6,717

Allowance for loan losses, end of period	$31,600	$33,722	$30,211

Ratio of allowance for loan losses, end of period, to period end loans outstanding	0.75%	0.83%	0.73%

Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.08%	0.05%	0.17%

Nonaccrual loans	10,036	8,385	3,195

Nonperforming assets to total assets	0.19%	0.12%	0.05%

For the nine months ended September 30, 2008, noninterest income decreased by $14.1 million, or 28%, when compared to the same period of 2007, primarily due to losses on the sale of securities from the balance sheet restructuring. Excluding the losses from the balance sheet restructuring, noninterest income increased by $5.2 million primarily due to insurance recoveries on legal and litigation matters and gain on sales of stock in membership organizations.

Noninterest expense for the first nine months of 2008 increased by $32.8 million, or 24%, when compared to the first nine months of 2007, primarily due to losses on early extinguishment of certain borrowings from the balance sheet restructuring. Excluding the losses from the balance sheet restructuring, noninterest expenses decreased by $7.0 million primarily due to lower consulting and legal expenses, partly offset by higher compensation expenses.

FINANCIAL CONDITION

Liquidity and capital resources

(in millions)	September 30, 2008	December 31, 2007	% change
Total assets	$5,515	$6,861	(20)
Available-for-sale investment and mortgage-related securities	766	2,141	(64)
Investment in stock of FHLB of Seattle	98	98	—
Loans receivable, net	4,159	4,101	1
Deposit liabilities	4,183	4,347	(4)
Other bank borrowings	683	1,811	(62)

As of September 30, 2008, ASB was one of the largest financial institutions in Hawaii with assets of $5.5 billion. The decrease in assets since year-end was primarily due to the balance sheet restructuring.

In March 2007, Moody’s raised ASB’s counterparty credit rating to A3 from Baa3 and, in August 2008, maintained the rating following its annual review of ASB. In April 2007, S&P raised ASB’s long-term/short-term counterparty credit ratings to BBB/A-2 from BBB-/A-3 and in May 2008 maintained the rating following its annual review of ASB. These ratings reflect only the view, at the time the ratings are issued, of the applicable rating agency, from whom an explanation of the significance of such ratings may be obtained. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.

As of September 30, 2008, ASB’s unused FHLB borrowing capacity was approximately $1.4 billion. As of September 30, 2008, ASB had commitments to borrowers for undisbursed loan funds, loan commitments and unused lines and letters of credit of $1.3 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first nine months of 2008, net cash provided by ASB’s operating activities was $29 million. Net cash provided during the same period by ASB’s investing activities was $1.3 billion, primarily due to proceeds from the sale of investment and mortgage-related securities of $1.3 billion and repayments of investment and mortgage-related securities of $0.5 billion, partly offset by purchases of investment and mortgage-related securities of $0.4 billion and a net increase in loans receivable of $0.1 billion. Net cash used in financing activities during this period was $1.4 billion, primarily due to net decreases in Federal Home Loan Bank advances, securities sold under agreements to repurchase and deposit liabilities of $0.6 billion, $0.5 billion, and $0.2 billion, respectively, and common stock dividends paid of $0.1 billion.

As of September 30, 2008, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a leverage ratio of 8.4% (5.0%), a Tier-1 risk-based capital ratio of 12.2% (6.0%) and a total risk-based capital ratio of 13.1% (10.0%).

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

ASB’s interest-rate risk sensitivity measures as of September 30, 2008 and December 31, 2007 constitute “forward-looking statements” and were as follows:

	September 30, 2008			December 31, 2007
	Change in NII	NPV ratio	NPV ratio sensitivity *	Change in NII	NPV ratio	NPV ratio sensitivity *
Change in interest rates (basis points)	Gradual change	Instantaneous change		Gradual change	Instantaneous change
+300	(0.8)%	8.10%	(454)	(2.2)%	6.97%	(334)
+200	(0.5)	9.65	(299)	(0.9)	8.27	(204)
+100	(0.2)	11.22	(142)	(0.2)	9.46	(85)
Base	—	12.64	—	—	10.31	—
-100	(0.6)	13.49	85	(0.5)	10.40	9
-200	**	**	**	(3.0)	9.67	(64)
-300	**	**	**	(6.9)	8.68	(163)

*	Change from base case in basis points (bp).
**	For September 30, 2008, the -200 and -300 bp scenarios were not performed due to the low level of interest rate.

ASB’s net interest income (NII) sensitivity as of September 30, 2008 was less liability sensitive in the event of rising rates compared to December 31, 2007. In the -100 basis point scenario, NII sensitivity was slightly more asset sensitive than December 31, 2007 as the low level of interest rates limited the amount deposit rates could decline.

The increase in ASB’s base net portfolio value (NPV) ratio as of September 30, 2008 compared to December 31, 2007 was primarily due to the significant reduction in the size of ASB’s balance sheet, which resulted from the June 2008 balance sheet restructuring. The restructured balance sheet resulted in higher capital ratios and a higher base NPV ratio. As part of the restructuring, selected above market wholesale borrowings were terminated, which also contributed to the increase in the NPV ratio.

ASB’s NPV ratio sensitivity measure as of September 30, 2008 is more sensitive in the event of rising rates when compared to December 31, 2007 primarily due to the modeling of slower prepayment expectations.

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

Item 4. Controls and Procedures

HEI:

Changes in Internal Control over Financial Reporting

During the third quarter of 2008, there was no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HEI Chief Executive Officer, and Curtis Y. Harada, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of September 30, 2008. Based on their evaluations, as of September 30, 2008, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

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

HECO:

Changes in Internal Control over Financial Reporting

During the third quarter of 2008, there was no change in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of HECO and its subsidiaries’ internal control over financial reporting as of September 30, 2008 that has materially affected, or is reasonably likely to materially affect, HECO and its subsidiaries’ internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Constance H. Lau, HECO Principal Executive Officer, and Tayne S. Y. Sekimura, HECO Chief Financial Officer, have evaluated the disclosure controls and procedures of HECO as of September 30, 2008. Based on their evaluations, as of September 30, 2008, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HECO in reports HECO files or submits under the Securities Exchange Act of 1934:

(1)	is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and

(2)	is accumulated and communicated to HECO management, including HECO’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s Form 10-K (see “Part I. Item 3. Legal Proceedings,” “Part III, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part III, Item 8. Financial Statements and Supplementary Data”) and this 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and HECO’s “Notes to Consolidated Financial Statements”) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including HECO and its subsidiaries and ASB) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.

Item 1A. Risk Factors

For information about Risk Factors, see pages 30 to 39 of HEI’s 2007 Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” HEI’s Consolidated Financial Statements and HECO’s Consolidated Financial Statements herein. Also, see “Forward-Looking Statements” on page v of HEI’s 2007 Form 10-K, as updated on pages iv and v herein.

The following risk factor has been updated:

The Company is subject to risks associated with the Hawaii economy, volatile U.S. capital markets and changes in the interest rate and credit market environment that have and/or could result in higher pension plan funding requirements, declines in electric utility kilowatthour sales, declines in ASB’s interest rate margins and investment values, higher delinquencies and charge-offs in ASB’s loan portfolio and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.

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

The current turmoil in the financial markets and declines in the national and global economies are having a negative effect on the Hawaii economy. Declines in the Hawaii economy, and the U.S. or Asian economies, have led to declines in KWH sales in the second and third quarters of 2008, and into the fourth quarter of 2008, and an increase in uncollected billings of HECO and its subsidiaries, higher delinquencies in ASB’s loan portfolio and other adverse effects on HEI’s businesses. Although lower fuel prices are starting to show up in customers’ bills, the utilities expect continued conservation by customers and full year 2008 kilowatthour (KWH) sales to decrease at a level similar to the year-to-date September 2008 sales decline of 1.2% (compared to the same period last year), primarily because of the ailing national and Hawaii economies’ impact on consumer decisions. A similar downward trend is expected in 2009. The expected decline in sales will adversely impact the utilities’ and consolidated HEI’s fourth quarter 2008 and 2009 results of operations. Given the current recessionary economic conditions and the associated uncertainty of U.S. and global financial markets, the Company’s and consolidated HECO’s financial metrics may erode. If these conditions continue for an extended period, the Company’s and consolidated HECO’s earnings may decline and ratings may be threatened. If S&P or Moody’s were to downgrade HEI’s or HECO’s long-term debt ratings because of these adverse effects, or if future events were to adversely affect the availability of capital to the Company, HEI’s and HECO’s ability to borrow and raise capital could be constrained and their future borrowing costs would likely increase with resulting reductions in HEI’s consolidated net income in future periods. Further, if HEI’s or HECO’s commercial paper ratings were to be downgraded, HEI and HECO might not be able to sell commercial paper and might be required to draw on more expensive bank lines of credit or to defer capital or other expenditures.

Changes in the U.S. capital markets can also have significant effects on the Company. For example, pension funding requirements are affected by the market performance of the assets in the master pension trust maintained for pension plans, and by the discount rate used to determine the service and interest cost components of net periodic pension cost. The electric utilities’ pension tracking mechanisms help moderate pension expense, however, the recent significant decline in the value of defined benefit pension plan assets, in addition to continuing challenging market conditions in the fourth quarter of 2008, has resulted in sizable increases in expected funding requirements.

Because the earnings of ASB depend primarily on net interest income, interest rate risk is a significant risk of ASB’s operations. HEI and its electric utility subsidiaries are also exposed to interest rate risk primarily due to their periodic borrowing requirements, the discount rate used to determine pension funding requirements and the possible effect of interest rates on the electric utilities’ rates of return. Interest rates are sensitive to many factors, including general economic conditions and the policies of government and regulatory authorities. HEI cannot predict future changes in interest rates, nor be certain that interest rate risk management strategies it or its subsidiaries have implemented will be successful in managing interest rate risk.

Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in fair values of those instruments. In addition, changes in credit spreads also impact the fair values of those instruments. In 2008, the credit markets have experienced significant disruptions, liquidity on many financial instruments has declined and residential mortgage delinquencies and defaults have increased. These disruptions have negatively impacted the fair value of ASB’s investment portfolio thus far in 2008, including during the fourth quarter of 2008, and continued volatility in the financial markets could further impact the fair value of this portfolio, which will have an adverse impact on ASB’s and HEI’s financial condition. For example, in October 2008, one rating agency downgraded two mortgage-related securities, with a current face value of approximately $36 million, from AAA to BB and B. While the credit quality of the investment portfolio remains sound, a severe and prolonged recession could erode the credit quality of ASB’s investments and may result in further negative changes in ratings and realized and unrealized losses in ASB’s portfolio. These losses could be material.

The following risk factor is added to the “Electric Utility Risks”:

The electric utilities may be subject to increased operational challenges and its results of operations, financial condition and liquidity may be adversely impacted in meeting the commitments and objectives of the HCEI Energy Agreement.

On October 20, 2008, the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the State of Hawaii Department of Commerce and Consumer Affairs and the electric utilities (collectively, the parties), signed an Energy Agreement setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI) and the related commitments of the parties. The Energy Agreement provides that the parties pursue a wide range of actions with the purpose of decreasing the State of Hawaii’s dependence on imported fossil fuels through substantial increases in the use of renewable energy and implementation of new programs intended to secure greater energy efficiency and conservation. For a detailed discussion of certain of the electric utilities’ commitments contained in the Energy Agreement, see “Hawaii Clean Energy Initiative (HCEI)” in Note 5 of HECO’s “Notes to Consolidated Financial Statements.”

The far-reaching nature of the Energy Agreement including the extent of renewable energy commitments and the proposal to implement a new regulatory model which would decouple revenues from sales, present new increased risks to the Company. Among such risks are: (1) the dependence on third party suppliers of renewable purchased energy, which if the utilities are unsuccessful in negotiating purchased power agreements with such IPPs or if a major IPP fails to deliver the anticipated capacity in its purchased power agreement, could impact the utilities’ achievement of its commitments under the Energy Agreement and/or the utilities’ ability to deliver reliable service; (2) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (3) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively; (4) the likelihood that the utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the utilities; and (5) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the utilities depending on their design and implementation. These programs include, but are not limited to, decoupling revenues from sales; implementing feed-in tariffs to encourage development of renewable energy; removing the system-wide caps on net energy metering (but limiting distributed generation interconnections on a per-circuit basis to no more than 15% of peak circuit demand); and developing an Energy Efficiency Portfolio Standard. Management cannot predict the ultimate impact or outcome of the implementation of these or other HCEI programs on the results of operations, financial condition and liquidity of the electric utilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) For the nine months ended September 30, 2008, HEI issued an aggregate of 31,600 shares of unregistered common stock pursuant to the HEI 1990 Nonemployee Director Stock Plan, as amended and restated effective May 6, 2008 (the HEI Nonemployee Director Plan). Under the HEI Nonemployee Director Plan, each HEI nonemployee director receives, in addition to an annual cash retainer, an annual stock grant of 1,800 shares of HEI common stock (2,000 shares for the first time grant to a new HEI director) and each nonemployee subsidiary director who is not also an HEI nonemployee director receives an annual stock grant of 1,000 shares of HEI common stock (1,000 shares for the first time grant to a new subsidiary director). The HEI Nonemployee Director Plan is currently the only plan for nonemployee directors and provides for annual stock grants (described above) and annual cash retainers for nonemployee directors of HEI and its subsidiaries.

HEI did not register the shares issued under the director stock plan since their issuance did not involve a “sale” as defined under Section 2(3) of the Securities Act of 1933, as amended. Participation by nonemployee directors of HEI and subsidiaries in the director stock plans is mandatory and thus does not involve an investment decision.

Item 5. Other Information

A. Ratio of earnings to fixed charges.

	Nine months ended September 30		Years ended December 31
	2008	2007	2007	2006	2005	2004	2003
HEI and Subsidiaries
Excluding interest on ASB deposits	2.11	1.53	1.78	2.08	2.31	2.32	2.11
Including interest on ASB deposits	1.76	1.35	1.52	1.73	1.98	2.00	1.84
HECO and Subsidiaries	3.83	1.84	2.43	3.14	3.23	3.49	3.36

See HEI Exhibit 12.1 and HECO Exhibit 12.2.

B. News release.

On November 4, 2008, HEI issued a news release, “Hawaiian Electric Industries, Inc. Reports Solid Third Quarter 2008 Results.” See HEI Exhibit 99.1.

C. Assignment of participation interest in Credit Agreement.

In September 2008, HEI and HECO each consented to an Assignment and Acceptance Agreement dated as of September 18, 2008 by and between Lehman Brothers Bank, FSB (Assignor) and Bank Hapoalim BM (Assignee) under which Assignor transferred to Assignee its interests as a participant under the respective Credit Agreements with HEI and HECO, each dated as of March 31, 2006. The Assignment and Acceptance Agreements and consents are included in Item 6 as HEI Exhibit 10.1 and HECO Exhibit 10.9.

D. Letter agreement between T. Michael May and HECO and addendum.

On August 1, 2008, T. Michael May, 61, stepped down from his position as HECO President and Chief Executive Officer (CEO), and will retire from HECO on December 31, 2008. Under the terms of a letter agreement entered into on June 13, 2008, and as further amended by an Addendum to the HEI Supplemental Executive Retirement Plan executed on October 28, 2008, HECO has agreed that Mr. May will be eligible for payouts under HEI’s Executive Incentive Compensation Plan (EICP) and Long Term Incentive Plan in accordance with the terms of those plans and awards previously made under the plans. Further, if the incentive award for 2008 performance under the EICP is less than the amount Mr. May would receive if his 2008 goals were achieved at his “target” levels, then HECO has agreed to make up that shortfall with an additional cash payment to Mr. May in the amount of such shortfall and also to recognize, for purposes of payment calculations under the SERP, an amount equivalent to the amount by which his payments under the HEI Supplemental Executive Retirement Plan are less than they would have been had there not been that shortfall. The letter agreement and Addendum are included in Item 6 as HECO Exhibits 10.10 and 10.11.

E. Amended Plans.

The HEI Excess Pay Plan, HEI Supplemental Executive Retirement Plan, ASB Supplemental Executive Retirement, Disability, and Death Benefit Plan, HEI Executives’ Deferred Compensation Plan, HEI Non-Employee Directors’ Deferred Compensation Plan, and American Savings Bank Select Deferred Compensation Plan, non-tax-qualified plans sponsored by HEI and ASB, were amended and restated effective January 1, 2009, to comply with final regulations under Section 409A of the Internal Revenue Code. Accordingly, the rules that determine the time and form of benefits payable from the plans were amended to eliminate linkage to benefit elections under HEI’s and ASB’s tax-qualified retirement plans and to preclude the possible acceleration of deferred compensation payments, except as permitted under Section 409A. A lump sum benefit payable under certain circumstances from the HEI Supplemental Executive Retirement Plan was eliminated, and benefits paid from all plans to “specified employees,” as defined in Section 409A, on account of separation from service must be delayed until at least six months after the specified employee’s separation from service. The Executive Death Benefit Plan of HEI and Participating Subsidiaries was also amended effective January 1, 2009, primarily to revise administrative provisions to coordinate with the reorganization of HEI’s benefit plan administration.

The amended plans are included in Item 6 as HEI Exhibits 10.2 to 10.8.

F. HECO Audit Committee Charter

The HECO Audit Committee operates and acts under a written charter, which was adopted and approved by the HECO Board and may be found on HEI’s website at www.hei.com and is available in print to any HECO preferred shareholder who requests it.

Item 6. Exhibits

HEI Exhibit 3(ii)	Amended and Restated Bylaws of HEI as last amended October 31, 2008

HEI Exhibit 10.1	Assignment and Acceptance Agreement dated as of September 18, 2008 by and between Lehman Brothers Bank, FSB and Bank Hapoalim BM and HEI Consent

HEI Exhibit 10.2	HEI Executives’ Deferred Compensation Plan

HEI Exhibit 10.3	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009

HEI Exhibit 10.4	HEI Excess Pay Plan effective as of January 1, 2009

HEI Exhibit 10.5	HEI Non-Employee Directors’ Deferred Compensation Plan

HEI Exhibit 10.6	Executive Death Benefit Plan of HEI and Participating Subsidiaries effective as of January 1, 2009

HEI Exhibit 10.7	American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2009)

HEI Exhibit 10.8	American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan, effective January 1, 2009

HEI Exhibit 12.1

Hawaiian Electric Industries, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, nine months ended September 30, 2008 and 2007 and years ended December 31, 2007, 2006, 2005, 2004 and 2003

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Curtis Y. Harada (HEI Chief Financial Officer)

HEI Exhibit 32.1	Written Statement of Constance H. Lau (HEI Chief Executive Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 32.2	Written Statement of Curtis Y. Harada (HEI Chief Financial Officer) Furnished Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

HEI Exhibit 99.1	News release, dated November 4, 2008, “Hawaiian Electric Industries, Inc. Reports Solid Third Quarter 2008 Results”

HECO Exhibit 10.9	Assignment and Acceptance Agreement dated as of September 18, 2008 by and between Lehman Brothers Bank, FSB and Bank Hapoalim BM and HECO Consent

HECO Exhibit 10.10	Letter agreement dated June 13, 2008 between T. Michael May and HECO

HECO Exhibit 10.11	HEI Supplemental Executive Retirement Plan Addendum for T. Michael May dated October 28, 2008

HECO Exhibit 10.12	Energy Agreement among the State of Hawaii, Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, and the Hawaiian Electric Companies

HECO Exhibit 12.2

Hawaiian Electric Company, Inc. and Subsidiaries

Computation of ratio of earnings to fixed charges, nine months ended September 30, 2008 and 2007 and years ended December 31, 2007, 2006, 2005, 2004 and 2003

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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Constance H. Lau
	Constance H. Lau		Constance H. Lau
	President and Chief Executive Officer		Chairman of the Board
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ Curtis Y. Harada	By	/s/ Tayne S. Y. Sekimura
	Curtis Y. Harada		Tayne S. Y. Sekimura
	Controller and Acting Financial Vice President, Treasurer and Chief Financial Officer		Senior Vice President, Finance and Administration (Principal Financial Officer of HECO)
(Principal Accounting and Financial Officer of HEI)

		By	/s/ Patsy H. Nanbu
Patsy H. Nanbu
Controller
(Principal Accounting Officer of HECO)

Date: November 4, 2008		Date: November 4, 2008