Form 10-K/A
period 2012-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC
filed 2013-03-15
CIK 354707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment Number 1

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.
1-8503	HAWAIIAN ELECTRIC INDUSTRIES, INC., a Hawaii corporation 1001 Bishop Street, Suite 2900, Honolulu, Hawaii 96813 Telephone (808) 543-5662	99-0208097

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Without Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrant as of	Number of shares of common stock outstanding of the registrant as of
June 30, 2012	June 30, 2012	March 12, 2013

$2,767,100,181	97,023,148	98,204,264
	(Without par value)	(Without par value)

DOCUMENTS INCORPORATED BY REFERENCE

Selected sections of Proxy Statement of HEI for the 2013 Annual Meeting of Shareholders to be filed—Part III

EXPLANATORY NOTE

This Amendment No. 1 (Amendment) to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 19, 2013 (Original Form 10-K) for Hawaiian Electric Industries, Inc. (HEI) is being filed to 1) revise Item 10 to update executive officer information pursuant to Item 401 of Regulation S-K and 2) revise the “Equity compensation plan information” table under Item 12 to correct certain entries related share amounts under the 2010 Equity Incentive Plan.

This Amendment amends only portions of Part III of Original Form 10-K that relate to HEI and does not amend any portion of Part III of the Original Form 10-K that relates to Hawaiian Electric Company, Inc. (HECO). No other items of the Original Form 10-K are being updated or revised by this Amendment. Information in the Original Form 10-K is generally stated as of December 31, 2012 and this Amendment does not reflect any subsequent information or events other than those described above.

Terms that are not defined in this Amendment have the definitions of such terms as set forth in the Original Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This report and other presentations made by HEI and its subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects or possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HEI and its subsidiaries (collectively, the Company), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Risks, uncertainties and other important factors that could cause actual results of the Company to differ materially from those described in forward- looking statements and from historical results include, but are not limited to, the following:

•                  international, national and local economic conditions, including the state of the Hawaii tourism, defense and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by American Savings Bank, F.S.B., or “ASB”, which could result in higher loan loss provisions and write-offs), decisions concerning the extent of the presence of the federal government and military in Hawaii, the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions, and the potential impacts of global developments (including global economic conditions and uncertainties, unrest, conflict and the overthrow of governmental regimes in North Africa and the Middle East, terrorist acts, the war on terrorism, continuing U.S. presence in Afghanistan and potential conflict or crisis with North Korea or Iran);

•                  weather and natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes and the potential effects of climate change, such as more severe storms and rising sea levels), including their impact on Company operations and the economy;

•                  the timing and extent of changes in interest rates and the shape of the yield curve;

•                  the ability of the Company to access credit markets to obtain commercial paper and other short-term and long-term debt financing (including lines of credit) and to access capital markets to issue HEI common stock under volatile and challenging market conditions, and the cost of such financings, if available;

•                  the risks inherent in changes in the value of the Company’s pension and other retirement plan assets and ASB’s securities available for sale;

•                  changes in laws, regulations, market conditions and other factors that result in changes in assumptions used to calculate retirement benefits costs and funding requirements;

•                  the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and of the rules and regulations that the Dodd-Frank Act requires to be promulgated;

•                  increasing competition in the banking industry (e.g., increased price competition for deposits, or an outflow of deposits to alternative investments, which may have an adverse impact on ASB’s cost of funds);

•                  the implementation of the Energy Agreement with the State of Hawaii and Consumer Advocate (Energy Agreement) setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI), revenue decoupling and the fulfillment by the electric utilities of their commitments under the Energy Agreement (given the Public Utilities Commission of the State of Hawaii (PUC) approvals needed; the PUC’s potential delay in considering (and potential disapproval of actual or proposed) HCEI-related costs; reliance by the Company on outside parties like the state, independent power producers (IPPs) and developers; potential changes in political support for the HCEI; and uncertainties surrounding wind power, the proposed undersea cables, biofuels, environmental assessments and the impacts of implementation of the HCEI on future costs of electricity);

•                  capacity and supply constraints or difficulties, especially if generating units (utility-owned or IPP-owned) fail or measures such as demand-side management (DSM), distributed generation, combined heat and power or other firm capacity supply-side resources fall short of achieving their forecasted benefits or are otherwise insufficient to reduce or meet peak demand;

•                  fuel oil price changes, performance by suppliers of their fuel oil delivery obligations and the continued availability to the electric utilities of their energy cost adjustment clauses (ECACs);

•                  the continued availability to the electric utilities of other cost recovery mechanisms, including purchased power adjustment clauses (PPACs), revenue adjustment mechanisms (RAMs) and pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, and the continued decoupling of revenues from sales;

•                  the impact of fuel price volatility on customer satisfaction and political and regulatory support for the utilities;

•                  the risks associated with increasing reliance on renewable energy, as contemplated under the Energy Agreement, including the availability and cost of non-fossil fuel supplies for renewable energy generation and the operational impacts of adding intermittent sources of renewable energy to the electric grid;

•                  the ability of IPPs to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•                  the ability of the electric utilities to negotiate, periodically, favorable fuel supply and collective bargaining agreements;

•                  new technological developments that could affect the operations and prospects of HEI and its subsidiaries (including Hawaiian Electric Company, Inc., or “HECO” and its subsidiaries and ASB) or their competitors;

•                  cyber security risks and the potential for cyber incidents, including potential incidents at HEI, ASB and HECO and their subsidiaries (including at ASB branches and at the electric utility plants) and incidents at data processing centers they use, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls;

•                  federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, HECO, ASB and their subsidiaries (including changes in taxation, increases in capital requirements, regulatory changes resulting from the HCEI, environmental laws and regulations (including resulting compliance costs and risks of fines, penalties and/or liabilities), the regulation of greenhouse gas (GHG) emissions, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), and potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);

•                  decisions by the PUC in rate cases and other proceedings (including the risks of delays in the timing of decisions, adverse changes in final decisions from interim decisions and the disallowance of project costs as a result of adverse regulatory audit reports or otherwise);

•                  decisions by the PUC and by other agencies and courts on land use, environmental and other permitting issues (such as required corrective actions, restrictions and penalties that may arise, such as with respect to environmental conditions or renewable portfolio standards (RPS));

•                  potential enforcement actions by the Office of the Comptroller of the Currency, the Federal Reserve Board (FRB), the Federal Deposit Insurance Corporation (FDIC) and/or other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under existing or new banking and consumer protection laws and regulations or with respect to capital adequacy);

•                  ability to recover increasing costs and earn a reasonable return on capital investments not covered by revenue adjustment mechanisms;

•                  the risks associated with the geographic concentration of HEI’s businesses and ASB’s loans, ASB’s concentration in a single product type (i.e., first mortgages) and ASB’s significant credit relationships (i.e., concentrations of large loans and/or credit lines with certain customers);

•                  changes in accounting principles applicable to HEI, HECO, ASB and their subsidiaries, including the possible adoption of International Financial Reporting Standards or new U.S. accounting standards, the potential discontinuance of regulatory accounting and the effects of potentially required consolidation of variable interest entities (VIEs) or required capital lease accounting for PPAs with IPPs;

•                  changes by securities rating agencies in their ratings of the securities of HEI and HECO and the results of financing efforts;

•                  faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage-servicing assets of ASB;

•                  changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of allowance for loan losses and charge-offs;

•                  changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•                  the final outcome of tax positions taken by HEI, HECO, ASB and their subsidiaries;

•                  the risks of suffering losses and incurring liabilities that are uninsured (e.g., damages to the utilities’ transmission and distribution system and losses from business interruption) or underinsured (e.g., losses not covered as a result of insurance deductibles or other exclusions or exceeding policy limits); and

•                  other risks or uncertainties described elsewhere in current and periodic reports previously and subsequently filed by HEI and/or HECO with the SEC.

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI, HECO, ASB and their subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART III

ITEM 10.                                       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of HEI are listed below. Messrs. Rosenblum and Wacker are officers of HEI subsidiaries rather than of HEI, but are deemed to be executive officers of HEI under SEC Rule 3b-7 promulgated under the 1934 Exchange Act. HEI executive officers serve from the date of their initial appointment until the annual meeting of the HEI Board (or applicable HEI subsidiary board of directors) at which officers are appointed, and thereafter are appointed for one-year terms or until their successors have been duly appointed and qualified or until their earlier resignation or removal. HEI executive officers may also hold offices with HEI subsidiaries and affiliates in addition to their current positions listed below.

Name	Age	Business experience for last 5 years and prior positions with the Company

Constance H. Lau	60

HEI President and Chief Executive Officer since 5/06

HEI Director, 6/01 to 12/04 and since 5/06

HECO Chairman of the Board since 5/06

ASB Chairman of the Board since 5/06

•                  ASB Chairman of the Board, 11/10 to present

•                  ASB Chairman of the Board and Chief Executive Officer, 2/08 to 11/10

•                  ASB Chairman of the Board, President and Chief Executive Officer, 5/06 to 1/08

•                  ASB President and Chief Executive Officer and Director, 6/01 to 5/06

•                  ASB Senior Executive Vice President and Chief Operating Officer and Director, 12/99 to 5/01

•                  HEI Treasurer, 4/89 to 10/99

•                  HEI Power Corp. Financial Vice President and Treasurer, 5/97 to 8/99

•                  HECO Treasurer and HEI Assistant Treasurer, 12/87 to 4/89

•                  HECO Assistant Corporate Counsel, 9/84 to 12/87

James A. Ajello	59

HEI Executive Vice President, Chief Financial Officer and Treasurer since 5/11

•                  HEI Senior Financial Vice President, Treasurer and Chief Financial Officer, 1/09 to 5/11

•                  Prior to joining the Company:  Reliant Energy, Inc. Senior Vice President-Business Development, 8/06 to 1/09

Chester A. Richardson	64

HEI Executive Vice President, General Counsel, Secretary and Chief Administrative Officer since 5/11

•                  HEI Senior Vice President, General Counsel, Secretary and Chief Administrative Officer, 9/09 to 5/11

•                  HEI Senior Vice President, General Counsel and Chief Administrative Officer, 12/08 to 9/09

•                  HEI Vice President, General Counsel, 8/07 to 12/08

Richard M. Rosenblum	62

HECO President and Chief Executive Officer since 1/09

HECO Director since 2/09

•                  Prior to joining the Company:  Southern California Edison Company Senior Vice President of Generation and Chief Nuclear Officer, 11/05 until his retirement in 5/08

Richard F. Wacker	50

ASB President and Chief Executive Officer since 11/10

ASB Director since 11/10

•                  Prior to joining the Company:  Korea Exchange Bank, Chairman, 4/09 to 11/10, Korea Exchange Bank, Chairman and Chief Executive Officer, 4/07 to 3/09, and Korea Exchange Bank, Chief Executive Officer, 1/05 to 3/07

Immediately before joining American Savings Bank, F.S.B. (ASB), Richard F. Wacker, president and chief executive officer of ASB, was the chairman of Korea Exchange Bank (KEB) and had served as its chief executive officer from 2005 to 2009. Recently, the Korean Financial Supervisory Service (KFSS) required KEB to return approximately $16 million in interest charged to some of its corporate customers during and after Mr. Wacker’s tenure at KEB on the grounds that some loan pricing changes made in connection with the implementation of risk-based pricing policies were not executed in compliance with KFSS regulations.  In connection with this, Mr. Wacker, along with other present and former employees of KEB, received a civil disciplinary warning from the KFSS in March 2013.

There has been a long-running and very public dispute between the Korean government and the former private equity majority share owners of KEB.  When Mr. Wacker was hired from KEB in November 2010, the Company considered his former employment.  It was the view of the Company in 2010 and remains its view today, that nothing about Mr. Wacker’s tenure at his former employer KEB affects his ability to carry out his duties as the chief executive officer of ASB.

Family relationships; executive arrangements

There are no family relationships between any HEI executive officer and any other HEI executive officer or any HEI director or director nominee. There are no arrangements or understandings between any HEI executive officer and any other person pursuant to which such executive officer was selected.

HEI BOARD

The directors of HEI are listed below. In accordance with HEI’s Bylaws, the Board has fixed the size of the Board at nine directors, divided equally into three classes with staggered terms.  As a result, one-third of HEI’s directors are elected by the HEI’s shareholders each year at HEI’s Annual Meeting of Shareholders.  Below is information regarding the business experience and certain other directorships for each HEI director, together with a description of the experience, qualifications, attributes and skills that led to the HEI Board’s conclusion at the time of the Form 10-K that each of the directors should serve on the HEI Board in light of HEI’s current business and structure.

Class II Directors

The terms of the following Class II directors expire at the 2013 Annual Meeting of Shareholders.  All three of the Class II directors below are nominees for re-election at the 2013 Annual Meeting of Shareholders for terms expiring at the 2016 Annual Meeting of Shareholders.

Thomas B. Fargo, age 64, director since 2005
Compensation Committee Chair
Nominating and Corporate Governance Committee Member

Admiral Fargo brings invaluable leadership skills to the HEI Board. Admiral Fargo’s experience leading complex organizations, both in Hawaii and on the mainland, provides the Board with significant management expertise. Admiral Fargo has extensive knowledge of the U.S. military (a major customer of HEI’s utility subsidiary and key driver of Hawaii’s economy) having served as Commander of the U.S. Pacific Command from 2002-2005.  Admiral Fargo’s leadership, strategic planning and risk assessment skills have proven to be a valuable resource to management and other Board members.

Business experience and other public company and HEI affiliate directorships since 2008

•                  Operating Executive Board Member, J.F. Lehman & Company (private equity firm), since 2008

•                  Owner, Fargo Associates, LLC (defense and homeland/national security consultancy), since 2005

•                  Chief Executive Officer, Hawaii Superferry, Inc. (interisland ferry), 2008-2009

•                  President, Trex Enterprises Corporation (defense research and development firm), 2005-2008

•                  Commander, U.S. Pacific Command, 2002-2005

•                  Director and Audit Committee Member, Matson, Inc., since 2012

•                  Chairman of the Board and Compensation and Governance Committee Member, Huntington Ingalls Industries, since 2011

•                  Director, Alexander & Baldwin, Inc., 2011-2012

•                  Director, Northrop Grumman Corporation, 2008-2011

•                  Director, Hawaiian Holdings, Inc., 2005-2008

•                  Director, Hawaiian Electric Company, Inc. (HEI subsidiary), since 2005

Skills and qualifications for HEI Board service

•                  Extensive knowledge of the U.S. military, a major customer of HEI’s electric utility subsidiary and key driver of Hawaii’s economy.

•                  Leadership, strategic planning and financial and nonfinancial risk assessment skills developed over 39 years of leading 9 organizations ranging in size from 130 to 300,000 people and managing budgets up to $8 billion.

•                  Experience with corporate governance, including audit, compensation and governance committees, from service on several public and private company boards.

Kelvin H. Taketa, age 58, director since 1993
Nominating and Corporate Governance Committee Chair

Mr. Taketa has considerable management experience as an executive leader in Hawaii. Mr. Taketa is one of Hawaii’s leading nonprofit executives and has extensive relationships within Hawaii’s business and nonprofit communities. Having served on the Board for twenty years, Mr. Taketa has contributed significantly to the Board’s understanding of Hawaii’s distinctive cultural and business environment. Additionally, Mr. Taketa brings the unique ability to build bridges and connect people and organizations, which has made Mr. Taketa a well-respected leader throughout the state of Hawaii.

Business experience and other public company and HEI affiliate directorships since 2008

•                  President and Chief Executive Officer, Hawaii Community Foundation (statewide charitable foundation), since 1998

•                  Director, Hawaiian Electric Company, Inc. (HEI subsidiary), since 2004

Skills and qualifications for HEI Board service

•                  Executive management experience with responsibility for overseeing more than $500 million in charitable assets as President and Chief Executive Officer of the Hawaii Community Foundation.

•                  Proficiency in risk assessment, strategic planning, organizational leadership and leadership development as well as marketing and public relations obtained from his current position at the Hawaii Community Foundation and his prior experience as Vice President and Executive Director of the Asia/Pacific Region for The Nature Conservancy and as Founder, Managing Partner and Director of Sunrise Capital Inc.

•                  Knowledge of corporate and nonprofit governance issues gained from his prior service as a director for Grove Farm Company, Inc., his current service as Vice Chair of the Independent Sector and Director of the Stupski Foundation and through publishing articles and lecturing on governance of tax-exempt organizations.

Jeffrey N. Watanabe, age 70, director since 1987
Chairman of the Board since 2006
Executive Committee Chair
Compensation Committee Member

Mr. Watanabe has been one of the most influential figures in Hawaii’s business community over the past four decades.  His strategic counsel is widely sought by Hawaii’s business, political and nonprofit leaders, as well as by global businesses seeking to do business in Hawaii.  Having served on the Board for over twenty-five years, Mr. Watanabe’s in-depth knowledge of HEI significantly contributes to the Board’s ability to oversee HEI’s operations. As Chairman since 2006, Mr. Watanabe has successfully led HEI through his strategic vision, willingness to make tough decisions, strong consensus-building skills, and communication ability.  Mr. Watanabe has been recognized by a number of organizations for his accomplishments, recently being selected as a 2013 Outstanding Director by the Financial Times-Outstanding Directors Exchange.

Business experience and other public company and HEI affiliate directorships since 2008

•                  Managing Partner, Watanabe Ing & Komeiji LLP, 1972-2007 (now retired)

•                  Lead independent director, Alexander & Baldwin, Inc. (A&B) since 2012, director since 2003 and Nominating & Corporate Governance Committee Member

•                  Director, Nominating and Corporate Governance Committee Chair and Compensation Committee Member, Matson, Inc., since 2012

•                  Director since 1988 and Executive Committee Member, American Savings Bank, F.S.B. (HEI subsidiary)

•                  Director, Hawaiian Electric Company, Inc. (HEI subsidiary), from 1999-2006 and 2008-2011

Skills and qualifications for HEI Board service

•                  Broad business, legal, corporate governance and leadership experience from serving as Managing Partner of the law firm he founded, advising clients on a variety of business and legal matters for 35 years and from serving on more than a dozen public and private company and nonprofit boards and committees, including his current service on the A&B Nominating & Corporate Governance Committee and the Matson Nominating & Corporate Governance and Compensation Committees.

•                  Specific experience with strategic planning from providing strategic counsel to local business clients and prospective investors from the continental United States and the Asia Pacific region for 25 years of his law practice.

Class III Directors

The terms of the following three Class III directors expire at the 2014 Annual Meeting of Shareholders.

Peggy Y. Fowler, age 61, director since 2011
Audit Committee Member

Ms. Fowler brings a unique combination of utility and banking knowledge and experience to HEI. Ms. Fowler’s prior position as chief executive officer of a NYSE-listed public utility company imparts significant leadership and management expertise to the Board. Additionally, Ms. Fowler’s more recent experience of serving on the board of a mainland bank holding company strengthens the Board’s capabilities in overseeing the subsidiary bank operations.

Business experience and other public company and HEI affiliate directorships since 2008

•                  Co-Chief Executive Officer, Portland General Electric Company (PGE), 2009

•                  President and Chief Executive Officer, PGE, 2000-2008

•                  Director, PGE, 1998-2012

•                  Chairman of the Board and Executive Committee since 2012 and director since 2009, Umpqua Holdings Corp.

•                  Director and Audit Committee Member, Hawaiian Electric Company, Inc. (HEI subsidiary), since 2009

Skills and qualifications for HEI Board service

•                  35 years of executive leadership, financial oversight and utility operations experience from serving at PGE in senior officer positions, including Chief Operating Officer, President and CEO.

•                  Environmental and renewable energy expertise from managing PGE’s environmental department, overseeing initiatives that improved fish passage on multiple Oregon rivers, supervising the construction and integration into PGE’s grid of wind and solar projects, and leading PGE to be ranked #1 by the National Renewable Energy Laboratory for selling more renewable power to residential customers than any other utility in the U.S. for several years during her tenure as PGE’s CEO.

•                  Proven management, leadership and analytical skills, including crisis management, risk assessment, strategic planning and public relations skills, demonstrated especially by her leadership of PGE after the 2001 bankruptcy of its parent company, Enron Corp., through its independence from Enron in 2006.

•                  Expertise in financial oversight, regulatory compliance and corporate governance from serving as President (1997-2000), CEO (2000-2008) and Chair (2001-2004) of PGE, as a director for the Portland Branch of the Federal Reserve Bank of San Francisco and as a director and committee member for several private and public companies, including Umpqua Holdings Corporation (publicly traded bank holding company).

Keith P. Russell, age 67, director since 2011
Audit Committee Member

Mr. Russell has extensive senior management experience in the banking industry.  Mr. Russell’s many years of executive leadership experience in managing and overseeing bank operations contributes invaluable expertise to the Board. In addition, his prior service as chief risk officer of a large financial institution significantly strengthens the Board’s capabilities in overseeing and managing risk within the organization. Mr. Russell also has extensive knowledge and experience from his prior service as an officer of a lender to the electric utility industry.

Business experience and other public company and HEI affiliate directorships since 2008

•                  President, Russell Financial, Inc. (strategic and financial consulting firm servicing business and high net worth families and individuals), since 2001

•                  Vice Chair/Chief Risk Officer, Mellon Financial Corp., then Chairman, Mellon West, 1991-2001

•                  Senior Executive Vice President, then Director, President and Chief Operating Officer, GLENFED/Glendale Federal Bank, 1983-1991

•                 Director since 2010, Risk Committee Chair and Audit Committee Member, American Savings Bank, F.S.B. (HEI subsidiary)

•                  Director, Nationwide Health Properties, 2002-2011

•                  Director, Sunstone Hotel Investors, since 2003

•                  Director, Countrywide Financial, 2003-2008

Skills and qualifications for HEI Board service

•                  10 years of executive leadership, financial oversight, risk management and strategic planning experience from serving as Vice Chairman/Chief Risk Officer for Mellon Financial Corporation and Chairman of Mellon’s West Coast operations. Mellon was also a major lender and capital provider to the electric utility industry.

•                  8 years of executive and corporate governance experience from serving as Director, President and Chief Operating Officer of GLENFED/Glendale Federal Bank.

•                  9 years of banking industry experience from serving as Senior Vice President and Deputy Administrator for Security Pacific National Bank, with direct responsibility for a wide breadth of operations including leasing, consumer and commercial finance, mortgage banking, venture capital, cash management and trust business.

Class I Directors

The terms of the following three Class I directors expire at the 2015 Annual Meeting of Shareholders.

Constance H. Lau, age 61, director 2001-2004 and since 2006

Executive Committee Member

As HEI’s President and Chief Executive Officer since 2006, Ms. Lau has extensive senior management experience and thorough knowledge of the Company’s operations. Prior to becoming CEO, Ms. Lau served in various leadership capacities that have spanned several functions across HEI and its subsidiaries, including the legal, financial and executive management functions. Over her more than 28 years of service to HEI and its subsidiaries, Ms. Lau acquired significant experience and expertise with respect to the utility and banking industries. Further, having been exposed to virtually all aspects of HEI’s operations at the holding company and at both operating subsidiaries, Ms. Lau brings a unique and comprehensive perspective to the Board. Ms. Lau’s intelligence and leadership stature has been recognized nationally, leading her to having been named to the National Infrastructure Advisory Council (NIAC), which she now chairs, by President Obama and the Community Depository Institutions Advisory Council of the Federal Reserve Bank of San Francisco. As a result, Ms. Lau brings to the Board a national perspective, as well as valuable insights regarding physical and cyber infrastructure security and monetary policy, which is critical in today’s environment.

Current and prior positions with the Company

•                    President and Chief Executive Officer and Director, HEI, since 2006

•                  Chairman of the Board, Hawaiian Electric Company, Inc. (HEI subsidiary), since 2006

•                  Chairman of the Board, American Savings Bank, F.S.B. (HEI subsidiary), since 2006

•                  Chairman of the Board and Chief Executive Officer, American Savings Bank, F.S.B., 2008-2010

•                  Chairman of the Board, President and Chief Executive Officer, American Savings Bank, F.S.B., 2006-2008

•                  President and Chief Executive Officer and Director, American Savings Bank, F.S.B., 2001-2006

•                  Senior Executive Vice President and Chief Operating Officer and Director, American Savings Bank, F.S.B., 1999-2001

•                  Treasurer, HEI, 1989-1999

•                  Financial Vice President and Treasurer, HEI Power Corp. (former HEI subsidiary), 1997-1999

•                  Treasurer, Hawaiian Electric Company, Inc., and Assistant Treasurer, HEI, 1987-1989

•                  Assistant Corporate Counsel, Hawaiian Electric Company, Inc., 1984-1987

Other public company directorships since 2008

•                  Director, Audit Committee Chair and Nominating & Corporate Governance Committee Member, Matson, Inc., since 2012

•                  Director, Alexander & Baldwin, Inc., 2004-2012

A. Maurice Myers, age 72, director since 1991

Compensation Committee Member

Mr. Myers brings a wealth of knowledge and leadership skills to the HEI Board. His extensive experience leading successful companies as chief executive officer, both in Hawaii and on the mainland, including several large public companies, provides the Board with significant management expertise. Having served on the Board for 22 years, Mr. Myers has gained in-depth knowledge of HEI and its operations. With this breadth and depth of experience, Mr. Myers is a valuable resource to management and other Board members and contributes substantially to the Board’s capabilities in overseeing HEI’s operations.

Business experience and other public company and HEI affiliate directorships since 2008

•                  Chief Executive Officer and Owner, Myers Equipment Leasing LLC (equipment leasing company), since 2010

•                  Chief Executive Officer and Director, POS Hawaii LLC (provider of point-of-sale business systems for restaurants and retailers), since 2009

•                  Chief Executive Officer and Director, Wine Country Kitchens LLC (manufacturer of gourmet food products), since 2007

•                  Chairman, Chief Executive Officer and President, Waste Management, Inc., 1999-2004

•                  Director, Hawaiian Electric Company, Inc. (HEI subsidiary), 2004-2006 and 2009-2011

•                  Director since 2011and Risk Committee Member, American Savings Bank, F.S.B. (HEI subsidiary)

Skills and qualifications for HEI Board service

•                  20 years of public company executive and board leadership experience as Chairman, Chief Executive Officer and President of Waste Management, Inc., Chairman, Chief Executive Officer and President of Yellow Corporation, President of America West Airlines and Chief Executive Officer and President of Aloha Airgroup, Inc.

•                  Practiced skills in risk assessment, strategic planning, financial oversight, customer and public relations and marketing exercised in leading successful restructuring efforts at Waste Management, Yellow Corporation and America West Airlines.

•                  Diverse business experience and public and private company board experience, including from his prior service as a director and Compensation Committee chair for Tesoro Corporation and as a director for BIS Industries Limited and Cheap Tickets.

James K. Scott, Ed.D., age 61, director since 1995

Nominating and Corporate Governance Committee Member

Dr. Scott has considerable management experience as an executive leader in Hawaii. While Dr. Scott has earned the reputation of being one of the nation’s leading education administrators, his unique value to the

Company derives from his extensive knowledge, contacts and relationships within Hawaii’s business community, nonprofit community and local governmental agencies. Dr. Scott’s long participation on the Board has contributed significantly to the Board’s understanding of Hawaii’s unique cultural and business environment. With the success under his leadership of one of the country’s most prominent college preparatory schools for nearly two decades, and because of his commitment to a wide array of charitable and civic causes, Dr. Scott is a well-respected leader in the state of Hawaii.

Business experience and other public company and HEI affiliate directorships since 2008

•                  President, Punahou School (K-12 independent school), since 1994

•                  Director, American Savings Bank, F.S.B. (HEI subsidiary), since 2008

Skills and qualifications for HEI Board service

•                  Recognized leadership and executive management skills as President of Punahou School for 19 years.

•                  28 years of experience developing and executing strategic plans as the chief executive at two independent schools, including overseeing fundraising programs and admissions/marketing and finance functions.

•                  Governance and board leadership experience from his current positions as director and former Chair of the Hawaii Association of Independent Schools, and member of the Advisory Board of the Klingenstein Center of Teachers College at Columbia University.

Family relationships; director arrangements

There are no family relationships between any HEI director or director nominee and any other HEI director or director nominee or any HEI executive officer. There are no arrangements or understandings between any HEI director or director nominee and any other person pursuant to which such director or director nominee was selected.

Code of Conduct

The HEI Board has adopted a Corporate Code of Conduct that includes a code of ethics applicable to, among others, its principal executive officer, principal financial officer and principal accounting officer. The Corporate Code of Conduct is available on HEI’s website at www.hei.com. HEI elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics,” through this website and such information will remain available on this website for at least a 12-month period.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires HEI’s executive officers, controller, directors and persons who own more than ten percent of a registered class of HEI’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Such reporting persons are also required by SEC regulations to furnish HEI with copies of all Section 16(a) forms they file. Based solely on its review of such forms provided to it, HEI believes that each of the persons required to comply with the Section 16(a) reporting requirements with regard to HEI complied with such reporting requirements for 2012, except that on one occasion, the following officers failed to file timely reports (one report reporting one transaction each) relating to a disposition of shares to satisfy tax withholding obligations upon vesting of restricted stock units: Constance H. Lau, Chief Executive Officer, James A. Ajello, Chief Financial Officer, Chester A. Richardson, Executive Vice President and General Counsel, David M. Kostecki, Controller, Richard M. Rosenblum, Hawaiian Electric Company Chief Executive Officer, and Richard F. Wacker, American Savings Bank Chief Executive Officer. All reports have now been filed.

Audit Committee of the HEI Board

The HEI Board has a separately designated standing Audit Committee established in accordance with New York Stock Exchange (NYSE) and Securities and Exchange Commission (SEC) requirements. The HEI Audit Committee operates and acts under a written charter approved by the HEI Board and available on HEI’s website at www.hei.com. The Audit Committee is responsible for overseeing (i) HEI’s financial reporting processes and internal controls, (ii) the performance of HEI’s internal auditor, (iii) risk assessment and risk management policies set by management and (iv) the Corporate Code of Conduct compliance program for HEI and its subsidiaries. In addition, this committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm that audits HEI’s consolidated financial statements and maintains procedures for receiving and reviewing confidential reports to the committee of potential accounting and auditing concerns. See “Audit Committee Report” below for additional information about the Audit Committee.

All Audit Committee members are independent and qualified to serve on this committee pursuant to NYSE and SEC requirements and the Audit Committee meets the other applicable requirements of the Securities Exchange Act of 1934. None of the Audit Committee members serve on the audit committees of more than two other public companies.

The Board has determined that the three directors currently serving on the Audit Committee (Ms. Fowler and Messrs. Russell and Taniguchi) meet the independence and other qualification requirements of the NYSE Listed Company Manual and applicable securities laws. Ms. Fowler and Messrs. Russell and Taniguchi have been determined by the Board of Directors to be the “audit committee financial experts” on the Audit Committee. In addition, the Audit Committee has authority to retain its own independent legal counsel and accounting advisers at HEI’s expense.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 for HEI is incorporated herein by reference to the information relating to executive and director compensation in the HEI 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The table below shows the number of shares of HEI Common Stock beneficially owned as of March 1, 2013 (or such other date as indicated below) by (a) each person known by HEI to own beneficially more than five percent of the outstanding shares of HEI Common Stock, (b) each director who is a current director or served as a director during any part of 2012, each nominee for director and each named executive officer (as listed in the 2012 Summary Compensation Table above) and (c) all directors and executive officers as a group, based in part on information furnished by the respective shareholders. No HEI directors, executive officers or named executive officers own any shares of Preferred Stock of HEI’s wholly owned subsidiary, HECO.

Amount and Nature of Beneficial Ownership of HEI Common Stock

Name of Individual or Group	Sole Voting or Investment Power (1)	Shared Voting or Investment Power (2)	Other Beneficial Ownership (3)	Stock Options/ Restricted Stock and RSUs (4)	Total	Percent of Class
BlackRock, Inc. (5)	5,726,850				5,726,850	5.83%
The Vanguard Group (6)	5,453,245				5,453,245	5.55%
Nonemployee directors
Thomas B. Fargo		22,137			22,137	*
Peggy Y. Fowler	1,132	10,533			11,665	*
A. Maurice Myers	45,720				45,720	*
Keith P. Russell	6,746				6,746	*
James K. Scott	31,229				31,229	*
Kelvin H. Taketa	28,868				28,868	*
Barry K. Taniguchi		29,668			29,668	*
Jeffrey N. Watanabe	38,224		4		38,228	*
Employee director and Named Executive Officer
Constance H. Lau	319,534		8,391	26,675	354,600	*
Other Named Executive Officers
James A. Ajello	22,111				22,111	*
Chester A. Richardson	19,744	3,099	6,337	7,422	36,602	*
Richard M. Rosenblum	23,620				23,620	*
Richard F. Wacker	10,461	31,715			42,176	*
All directors and executive officers as a group (13 persons)	547,389	97,152	14,732	34,097	693,370	*

(1)          Includes the following shares held as of March 1, 2013 in the form of stock units in the HEI Common Stock fund pursuant to the HEI Retirement Savings Plan: approximately 92 shares for Ms. Lau and 421 shares for Mr. Richardson and 513 shares for all directors and executive officers as a group. The value of a unit is measured by the closing price of HEI Common Stock on the measurement date. Also includes the following unvested restricted shares over which the holder has sole voting but no investment power until the restrictions lapse: approximately 9,005 shares for Mr. Wacker, and 9,005 shares for all directors and executive officers as a group.

(2)          Includes (i) shares registered in name of the individual and spouse; and (ii) shares registered in trust with the individual and spouse serving as co-trustees.

(3)          Shares owned by spouse, children or other relatives sharing the home of the director or officer in which the director or officer disclaims personal interest.

(4)          Includes the number of shares that the individuals named above had a right to acquire as of or within 60 days after March 1, 2013 pursuant to stock options, stock appreciation rights, restricted stock units and related dividend equivalent rights thereon, including shares which retirement eligible individuals have a right to acquire upon retirement. These shares are included for purposes of calculating the percentage ownership of each individual named above and all directors and executive officers as a group, but are not deemed to be outstanding as to any other person.

(5)          Based solely on information provided in a Schedule 13G report filed on February 8, 2013 by BlackRock, Inc., 40 East 52nd Street, New York, NY 10022.

(6)          Based solely on information provided in a Schedule 13G report filed on February 12, 2013 by The Vanguard Group, 100 Vanguard Blvd., Malvern, PA  19355.

*                  As of March 1, 2013, the directors and executive officers of HEI as a group and each individual named above beneficially owned less than one percent of the record number of outstanding shares of HEI Common Stock as of that date and no shares were pledged as security.

Equity compensation plan information

Information as of December 31, 2012 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by shareholders	1,327,249	$25.00	2,140,234
Equity compensation plans not approved by shareholders	—	—	—
Total	1,327,249	$25.00	2,140,234

(1)         This column includes the number of shares of HEI Common Stock which may be issued under the HEI 2010 Equity Incentive Plan (EIP) and the 1987 Stock Option and Incentive Plan (SOIP) on account of awards outstanding as of December 31, 2012, including:

SOIP	EIP	TOTAL
15,197	—	15,197	Nonqualified stock options plus accrued dividend equivalents
100	—	100	Stock appreciation rights plus accrued dividend equivalent rights
68,812	260,168	328,980	Restricted stock units plus compounded dividend equivalents (if applicable) *
103,182	—	103,182	Shares issued in February 2013 under the 2010-2012 LTIP plus compounded dividend equivalents
—	879,790	879,790	Shares issuable at maximum payouts under the 2011-2013 and 2012-2014 LTIPs, including estimated dividend equivalents
187,291	1,139,958	1,327,249

*     Under the EIP, RSUs will be counted against the shares authorized for issuance as four shares for every share issued.  Accordingly, the 260,168 RSU shares in the table are counted as 1,040,672 shares in determining the 2,140,234 shares available for future issuance under the EIP.

(2)         The weighted average exercise price in this column relates to the outstanding 14,000 nonqualified stock options and 62,000 stock appreciation rights which were granted in 2004.  Excluded from the weighted average exercise price calculation are 102,000 stock appreciation rights whose exercise price was greater than the share price on December 31, 2012 and shares that may be issued without the payment of additional consideration (including the LTIP and restricted stock unit awards).

(3)         This represents the number of shares available as of December 31, 2012 for future awards, including 1,904,590 shares available for future awards under the EIP and 235,644 shares available for future awards under the 2011 Nonemployee Director Plan. As of May 11, 2010, no new awards may be granted under the SOIP.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 for HEI is incorporated herein by reference to the sections relating to related person transactions and director independence in the HEI 2013 Proxy Statement.

ITEM 14.              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 for HEI is incorporated herein by reference to the relevant information in the Audit Committee Report in the HEI 2013 Proxy Statement (but no other part of the “Audit Committee Report” is incorporated herein by reference).

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit 31.1	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of Constance H. Lau (Chief Executive Officer).

Exhibit 31.2	Certification Pursuant to 13a-14 of the Securities Exchange Act of 1934 of James A. Ajello (Chief Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWAIIAN ELECTRIC INDUSTRIES, INC.

(Registrant)

By	/s/ James A. Ajello
James A. Ajello
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date: March 15, 2013