Form 10-Q/A
period 2012-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2013-06-21
CIK 354707, 46207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 2

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

Exact Name of Registrant as	Commission	I.R.S. Employer
Specified in Its Charter	File Number	Identification No.
HAWAIIAN ELECTRIC INDUSTRIES, INC.	1-8503	99-0208097

and Principal Subsidiary

HAWAIIAN ELECTRIC COMPANY, INC.	1-4955	99-0040500

State of Hawaii

(State or other jurisdiction of incorporation or organization)

Hawaiian Electric Industries, Inc. — 1001 Bishop Street, Suite 2900, Honolulu, Hawaii  96813

Hawaiian Electric Company, Inc. — 900 Richards Street, Honolulu, Hawaii  96813

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

Hawaiian Electric Industries Inc. Yes ☒ No ☐	Hawaiian Electric Company, Inc. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Hawaiian Electric Industries Inc. Yes ☒ No ☐	Hawaiian Electric Company, Inc. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries Inc. Yes ☐ No ☒	Hawaiian Electric Company, Inc. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Hawaiian Electric Industries Inc.	Large accelerated filer ☒ Accelerated filer ☐	Hawaiian Electric Company, Inc.	Large accelerated filer ☐ Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 26, 2012
Hawaiian Electric Industries, Inc. (Without Par Value)	97,500,496 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	14,233,723 Shares (not publicly traded)

Explanatory Note

On November 8, 2012 (the “Original Filing Date”), Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. (the “Companies”) filed with the Securities and Exchange Commission (the “Commission”) the Companies’ Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Quarterly Report”). On April 8, 2013, the Companies filed Amendment No. 1 on Form 10-Q/A (Amendment No. 1) in response to communications with the Commission in connection with a request for confidential treatment with respect to certain portions of Exhibits 10.2, 10.3, and 10.4 originally filed with the Quarterly Report.  In preparing Exhibits 10.2 and 10.3 (the “Exhibits”) for Amendment No. 1, the Company inadvertently included certain redactions to the Exhibits. This Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2”) is being filed for the sole purpose of filing revised versions of the Exhibits to correct such redactions, which supersede in their entirety the Exhibits filed with the Quarterly Report and Amendment No. 1.

Except for the revised Exhibits, this Amendment No. 2 does not amend any other information set forth in the Quarterly Report or Amendment No. 1. This Amendment No. 2 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report or Amendment No. 1. Additionally, in connection with the filing of this Amendment No. 2 and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, new certifications of the Companies’ respective principal executive officer and principal financial officer are also attached as exhibits hereto.

The following exhibits are filed as a part of this report:

Part II—Other Information

Item 6. Exhibits

HECO Exhibit 10.2

Low Sulfur Fuel Oil Supply Contract by and between Chevron and HECO dated as of August 24, 2012 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly)

HECO Exhibit 10.3

Supply Contract for Low Sulfur Fuel Oil by and between Tesoro and HECO dated as of August 28, 2012 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly)

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer)

HECO Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Richard M. Rosenblum (HECO Chief Executive Officer)

HECO Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (HECO Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350*

HECO Exhibit 32.2	HECO Certification Pursuant to 18 U.S.C. Section 1350†

*  Previously filed on November 8, 2012 with the Companies’ Quarterly Report.

†  Previously filed on November 8, 2012 with the Companies’ Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Richard M. Rosenblum
	Constance H. Lau		Richard M. Rosenblum
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of HECO)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President,		Senior Vice President
	Chief Financial Officer and Treasurer		and Chief Financial Officer
	(Principal Financial Officer of HEI)		(Principal Financial Officer of HECO)

By	/s/ Jennifer B. Loo	By	/s/ Cathlynn L. Yoshida
	Jennifer B. Loo		Cathlynn L. Yoshida
	Interim Chief Accounting Officer and Assistant Controller		Controller
	(Interim Principal Accounting Officer of HEI)		(Principal Accounting Officer of HECO)

Date: June 21, 2013		Date: June 21, 2013