Form 10-Q
period 2014-03-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2014-05-07
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding April 30, 2014
Hawaiian Electric Industries, Inc. (Without Par Value)	101,477,616 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	15,429,105 Shares (not publicly traded)

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2014

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three months ended March 31, 2014 and 2013
2		Consolidated Statements of Comprehensive Income - three months ended March 31, 2014 and 2013
3		Consolidated Balance Sheets - March 31, 2014 and December 31, 2013
4		Consolidated Statements of Changes in Shareholders’ Equity - three months ended March 31, 2014 and 2013
5		Consolidated Statements of Cash Flows - three months ended March 31, 2014 and 2013
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income - three months ended March 31, 2014 and 2013
6		Consolidated Statements of Comprehensive Income - three months ended March 31, 2014 and 2013
7		Consolidated Balance Sheets - March 31, 2014 and December 31, 2013
8		Consolidated Statements of Changes in Common Stock Equity - three months ended March 31, 2014 and 2013
9		Consolidated Statements of Cash Flows - three months ended March 31, 2014 and 2013
10		Notes to Consolidated Financial Statements
50	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
50		HEI consolidated
54		Electric Utilities
63		Bank
69	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
70	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
71	Item 1.	Legal Proceedings
71	Item 1A.	Risk Factors
71	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
71	Item 5.	Other Information
72	Item 6.	Exhibits
73	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended March 31, 2014

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
Company
Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); American Savings Holdings, Inc. and its subsidiary, American Savings Bank, F.S.B.; HEI Properties, Inc.; Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.).

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
Energy Agreement
Agreement dated October 20, 2008 and signed by the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, and Hawaiian Electric, for itself and on behalf of its electric utility subsidiaries committing to actions to develop renewable energy and reduce dependence on fossil fuels in support of the HCEI

EPA	Environmental Protection Agency — federal
EPS	Earnings per share
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
federal	U.S. Government
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board

GLOSSARY OF TERMS, continued

Terms	Definitions
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
HCEI	Hawaii Clean Energy Initiative
Hawaiian Electric
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

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRP	Integrated resource planning
Kalaeloa	Kalaeloa Partners, L.P.
KW	Kilowatt
KWH	Kilowatthour
LTIP	Long-term incentive plan
MAP-21	Moving Ahead for Progress in the 21st Century Act
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NAAQS	National Ambient Air Quality Standard
NII	Net interest income
NQSO	Nonqualified stock option
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
REIP	Renewable Energy Infrastructure Program
ROACE	Return on average common equity
RORB	Return on average rate base
RPS	Renewable portfolio standard
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
SOIP	1987 Stock Option and Incentive Plan, as amended
TDR	Troubled debt restructuring
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

FORWARD-LOOKING STATEMENTS

This report and other presentations made by Hawaiian Electric Industries, Inc. (HEI) and Hawaiian Electric Company, Inc. (Hawaiian Electric) and their subsidiaries contain “forward-looking statements,” which include statements that are predictive in nature, depend upon or refer to future events or conditions, and usually include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects or possible future actions are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties and the accuracy of assumptions concerning HEI and its subsidiaries (collectively, the Company), the performance of the industries in which they do business and economic and market factors, among other things. These forward-looking statements are not guarantees of future performance.

Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
international, national and local economic conditions, including the state of the Hawaii tourism, defense and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by American Savings Bank, F.S.B. (ASB), which could result in higher loan loss provisions and write-offs), decisions concerning the extent of the presence of the federal government and military in Hawaii, the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions, and the potential impacts of global developments (including global economic conditions and uncertainties, unrest, ongoing conflicts in North Africa and the Middle East, terrorist acts, potential conflict or crisis with North Korea or Iran, and developments in the Ukraine);

•	the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling and monetary policy;

•
weather and natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes and the potential effects of climate change, such as more severe storms and rising sea levels), including their impact on the Company's and Utilities' operations and the economy;

•	the timing and extent of changes in interest rates and the shape of the yield curve;

•
the ability of the Company and the Utilities to access the credit and capital markets (e.g., to obtain commercial paper and other short-term and long-term debt financing, including lines of credit, and, in the case of HEI, to issue common stock) under volatile and challenging market conditions, and the cost of such financings, if available;

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

•
the implementation of the Energy Agreement with the State of Hawaii and Consumer Advocate (Energy Agreement), setting forth the goals and objectives of a Hawaii Clean Energy Initiative (HCEI), and the fulfillment by the Utilities of their commitments under the Energy Agreement (given the Public Utilities Commission of the State of Hawaii (PUC) approvals needed; the PUC’s potential delay in considering (and potential disapproval of actual or proposed) HCEI-related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; potential changes in political support for the HCEI; and uncertainties surrounding wind power, proposed undersea cables, biofuels, environmental assessments and the impacts of implementation of the HCEI on future costs of electricity);

•
capacity and supply constraints or difficulties, especially if generating units (utility-owned or IPP-owned) fail or measures such as demand-side management (DSM), distributed generation, combined heat and power or other firm capacity supply-side resources fall short of achieving their forecasted benefits or are otherwise insufficient to reduce or meet peak demand;

•	fuel oil price changes, delivery of adequate fuel by suppliers and the continued availability to the electric utilities of their energy cost adjustment clauses (ECACs);

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

•	the ability of IPPs to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•	the ability of the electric utilities to negotiate, periodically, favorable agreements for significant resources such as fuel supply contracts and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI, ASB and Hawaiian Electric and their subsidiaries or their competitors;

•
cyber security risks and the potential for cyber incidents, including potential incidents at HEI, ASB and Hawaiian Electric and their subsidiaries (including at ASB branches and electric utility plants) and incidents at data processing centers they use, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls;

•
federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, Hawaiian Electric, ASB and their subsidiaries (including changes in taxation, increases in capital requirements, regulatory policy changes, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas (GHG) emissions, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), and potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);

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

•
potential enforcement actions by the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (FRB), the Federal Deposit Insurance Corporation (FDIC) and/or other governmental authorities (such as consent orders, required corrective actions, restrictions and penalties that may arise, for example, with respect to compliance deficiencies under existing or new banking and consumer protection laws and regulations or with respect to capital adequacy);

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

•
changes in accounting principles applicable to HEI, Hawaiian Electric, ASB and their subsidiaries, including the possible adoption of International Financial Reporting Standards or new U.S. accounting standards, the potential discontinuance of regulatory accounting and the effects of potentially required consolidation of variable interest entities (VIEs) or required capital lease accounting for PPAs with IPPs;

•	changes by securities rating agencies in their ratings of the securities of HEI and Hawaiian Electric and the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage-servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of provision for loan losses, allowance for loan losses and charge-offs;

•	changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•	the final outcome of tax positions taken by HEI, Hawaiian Electric, ASB and their subsidiaries;

•
the risks of suffering losses and incurring liabilities that are uninsured (e.g., damages to the Utilities’ transmission and distribution system and losses from business interruption) or underinsured (e.g., losses not covered as a result of insurance deductibles or other exclusions or exceeding policy limits); and

•
other risks or uncertainties described elsewhere in this report and in other reports (e.g., “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K) previously and subsequently filed by HEI and/or Hawaiian Electric with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI, Hawaiian Electric, ASB and their subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands, except per share amounts)	2014	2013
Revenues
Electric utility	$720,062	$717,441
Bank	63,619	64,756
Other	68	35
Total revenues	783,749	782,232
Expenses
Electric utility	649,396	666,320
Bank	41,996	43,005
Other	4,051	4,082
Total expenses	695,443	713,407
Operating income (loss)
Electric utility	70,666	51,121
Bank	21,623	21,751
Other	(3,983)	(4,047)
Total operating income	88,306	68,825
Interest expense, net—other than on deposit liabilities and other bank borrowings	(19,456)	(18,731)
Allowance for borrowed funds used during construction	614	730
Allowance for equity funds used during construction	1,609	1,215
Income before income taxes	71,073	52,039
Income taxes	24,673	17,887
Net income	46,400	34,152
Preferred stock dividends of subsidiaries	473	473
Net income for common stock	$45,927	$33,679
Basic earnings per common share	$0.45	$0.34
Diluted earnings per common share	$0.45	$0.34
Dividends per common share	$0.31	$0.31
Weighted-average number of common shares outstanding	101,382	98,135
Net effect of potentially dilutive shares	783	405
Adjusted weighted-average shares	102,165	98,540

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2014	2013
Net income for common stock	$45,927	$33,679
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period, net of (taxes) benefits of ($1,664) and $547 for the respective periods	2,520	(828)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $1,132 and nil for the respective periods	(1,715)	—
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $37 for both periods	59	59
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,796 and $3,846 for the respective periods	2,813	6,021
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,598 and $3,384 for the respective periods	(2,510)	(5,313)
Other comprehensive income (loss), net of taxes	1,167	(61)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$47,094	$33,618

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	March 31, 2014		December 31, 2013
Assets
Cash and cash equivalents		$269,120		$220,036
Accounts receivable and unbilled revenues, net		324,433		346,785
Available-for-sale investment and mortgage-related securities		517,534		529,007
Investment in stock of Federal Home Loan Bank of Seattle		86,697		92,546
Loans receivable held for investment, net		4,147,537		4,110,113
Loans held for sale, at lower of cost or fair value		4,363		5,302
Property, plant and equipment, net of accumulated depreciation of $2,206,650 and $2,192,422 at the respective dates		3,908,392		3,865,514
Regulatory assets		579,963		575,924
Other		537,841		512,627
Goodwill		82,190		82,190
Total assets		$10,458,070		$10,340,044
Liabilities and shareholders’ equity
Liabilities
Accounts payable		$210,511		$212,331
Interest and dividends payable		28,520		26,716
Deposit liabilities		4,477,987		4,372,477
Short-term borrowings—other than bank		136,369		105,482
Other bank borrowings		244,642		244,514
Long-term debt, net—other than bank		1,492,945		1,492,945
Deferred income taxes		538,321		529,260
Regulatory liabilities		350,916		349,299
Contributions in aid of construction		438,020		432,894
Defined benefit pension and other postretirement benefit plans liability		284,043		288,539
Other		475,575		524,224
Total liabilities		8,677,849		8,578,681
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 101,477,616 shares and 101,259,800 shares at the respective dates		1,491,338		1,488,126
Retained earnings		270,173		255,694
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(2,858)		$(3,663)
Unrealized losses on derivatives	(466)		(525)
Retirement benefit plans	(12,259)	(15,583)	(12,562)	(16,750)
Total shareholders’ equity		1,745,928		1,727,070
Total liabilities and shareholders’ equity		$10,458,070		$10,340,044

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2013	101,260	$1,488,126	$255,694	$(16,750)	$1,727,070
Net income for common stock	—	—	45,927	—	45,927
Other comprehensive income, net of taxes	—	—	—	1,167	1,167
Issuance of common stock, net	218	3,212	—	—	3,212
Common stock dividends ($0.31 per share)	—	—	(31,448)	—	(31,448)
Balance, March 31, 2014	101,478	$1,491,338	$270,173	$(15,583)	$1,745,928

Balance, December 31, 2012	97,928	$1,403,484	$216,804	$(26,423)	$1,593,865
Net income for common stock	—	—	33,679	—	33,679
Other comprehensive loss, net of tax benefits	—	—	—	(61)	(61)
Issuance of common stock, net	543	10,216	—	—	10,216
Common stock dividends ($0.31 per share)	—	—	(30,434)	—	(30,434)
Balance, March 31, 2013	98,471	$1,413,700	$220,049	$(26,484)	$1,607,265

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31	2014	2013
(in thousands)
Cash flows from operating activities
Net income	$46,400	$34,152
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	43,181	39,726
Other amortization	1,609	935
Provision for loan losses	995	1,858
Loans receivable originated and purchased, held for sale	(46,998)	(79,224)
Proceeds from sale of loans receivable, held for sale	48,720	102,254
Increase in deferred income taxes	6,298	19,967
Excess tax benefits from share-based payment arrangements	(164)	(414)
Allowance for equity funds used during construction	(1,609)	(1,215)
Change in cash overdraft	(1,038)	—
Changes in assets and liabilities
Decrease in accounts receivable and unbilled revenues, net	22,352	14,335
Increase in fuel oil stock	(34,260)	(29,272)
Increase in regulatory assets	(9,258)	(17,746)
Increase (decrease) in accounts, interest and dividends payable	(9,307)	38,148
Change in prepaid and accrued income taxes and utility revenue taxes	(19,474)	(50,933)
Decrease in defined benefit pension and other postretirement benefit plans liability	(818)	(702)
Change in other assets and liabilities	(27,208)	(23,550)
Net cash provided by operating activities	19,421	48,319
Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(79,912)	(26,705)
Principal repayments on available-for-sale investment and mortgage-related securities	15,597	36,504
Proceeds from sale of available-for-sale investment securities	79,564	—
Net increase in loans held for investment	(37,887)	(66,934)
Proceeds from sale of real estate acquired in settlement of loans	1,429	3,046
Capital expenditures	(65,829)	(71,041)
Contributions in aid of construction	6,958	11,710
Other	5,848	869
Net cash used in investing activities	(74,232)	(112,551)
Cash flows from financing activities
Net increase in deposit liabilities	105,510	82,704
Net increase in short-term borrowings with original maturities of three months or less	30,887	50,244
Net increase (decrease) in retail repurchase agreements	141	(2,680)
Proceeds from issuance of long-term debt	—	50,000
Repayment of long-term debt	—	(50,000)
Excess tax benefits from share-based payment arrangements	164	414
Net proceeds from issuance of common stock	3,054	4,703
Common stock dividends	(31,435)	(24,394)
Preferred stock dividends of subsidiaries	(473)	(473)
Other	(3,953)	(3,240)
Net cash provided by financing activities	103,895	107,278
Net increase in cash and cash equivalents	49,084	43,046
Cash and cash equivalents, beginning of period	220,036	219,662
Cash and cash equivalents, end of period	$269,120	$262,708
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended March 31
(in thousands)	2014	2013
Revenues	$720,062	$717,441
Expenses
Fuel oil	286,300	305,100
Purchased power	164,916	153,364
Other operation and maintenance	88,606	101,813
Depreciation	41,603	38,280
Taxes, other than income taxes	67,971	67,763
Total expenses	649,396	666,320
Operating income	70,666	51,121
Allowance for equity funds used during construction	1,609	1,215
Interest expense and other charges, net	(15,723)	(14,519)
Allowance for borrowed funds used during construction	614	730
Income before income taxes	57,166	38,547
Income taxes	21,247	13,619
Net income	35,919	24,928
Preferred stock dividends of subsidiaries	229	229
Net income attributable to Hawaiian Electric	35,690	24,699
Preferred stock dividends of Hawaiian Electric	270	270
Net income for common stock	$35,420	$24,429

HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended March 31
(in thousands)	2014	2013
Net income for common stock	$35,420	$24,429
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,605 and $3,395 for the respective periods	2,519	5,331
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,598 and $3,384 for the respective periods	(2,510)	(5,313)
Other comprehensive income, net of taxes	9	18
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$35,429	$24,447

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	March 31, 2014	December 31, 2013
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$51,845	$51,883
Plant and equipment	5,762,899	5,701,875
Less accumulated depreciation	(2,134,460)	(2,111,229)
Construction in progress	148,602	143,233
Utility property, plant and equipment, net	3,828,886	3,785,762
Nonutility property, plant and equipment, less accumulated depreciation of $1,224 and $1,223 at respective dates	6,566	6,567
Total property, plant and equipment, net	3,835,452	3,792,329
Current assets
Cash and cash equivalents	17,359	62,825
Customer accounts receivable, net	164,016	175,448
Accrued unbilled revenues, net	131,864	144,124
Other accounts receivable, net	16,690	14,062
Fuel oil stock, at average cost	168,347	134,087
Materials and supplies, at average cost	60,089	59,044
Prepayments and other	32,299	52,857
Regulatory assets	77,455	69,738
Total current assets	668,119	712,185
Other long-term assets
Regulatory assets	502,508	506,186
Unamortized debt expense	9,124	9,003
Other	67,386	67,426
Total other long-term assets	579,018	582,615
Total assets	$5,082,589	$5,087,129
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,429,105 shares)	$102,880	$102,880
Premium on capital stock	541,449	541,452
Retained earnings	961,337	948,624
Accumulated other comprehensive income, net of income taxes-retirement benefit plans	617	608
Common stock equity	1,606,283	1,593,564
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,206,545	1,206,545
Total capitalization	2,847,121	2,834,402
Commitments and contingencies (Note 3)
Current liabilities
Current portion of long-term debt	11,400	11,400
Short-term borrowings from non-affiliates	34,996	—
Accounts payable	182,826	189,559
Interest and preferred dividends payable	24,100	21,652
Taxes accrued	193,734	249,445
Regulatory liabilities	1,437	1,916
Other	62,476	63,881
Total current liabilities	510,969	537,853
Deferred credits and other liabilities
Deferred income taxes	515,041	507,161
Regulatory liabilities	349,479	347,383
Unamortized tax credits	75,544	73,539
Defined benefit pension and other postretirement benefit plans liability	257,601	262,162
Other	88,814	91,735
Total deferred credits and other liabilities	1,286,479	1,281,980
Contributions in aid of construction	438,020	432,894
Total capitalization and liabilities	$5,082,589	$5,087,129
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2013	15,429	$102,880	$541,452	$948,624	$608	$1,593,564
Net income for common stock	—	—	—	35,420	—	35,420
Other comprehensive income, net of taxes	—	—	—	—	9	9
Common stock dividends	—	—	—	(22,707)	—	(22,707)
Common stock issue expenses	—	—	(3)	—	—	(3)
Balance, March 31, 2014	15,429	$102,880	$541,449	$961,337	$617	$1,606,283
Balance, December 31, 2012	14,665	$97,788	$468,045	$907,273	$(970)	$1,472,136
Net income for common stock	—	—	—	24,429	—	24,429
Other comprehensive income, net of taxes	—	—	—	—	18	18
Common stock dividends	—	—	—	(20,070)	—	(20,070)
Balance, March 31, 2013	14,665	$97,788	$468,045	$911,632	$(952)	$1,476,513

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Three months ended March 31,	2014	2013
(in thousands)
Cash flows from operating activities
Net income	$35,919	$24,928
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	41,603	38,280
Other amortization	1,621	957
Increase in deferred income taxes	20,344	17,975
Change in tax credits, net	2,032	1,382
Allowance for equity funds used during construction	(1,609)	(1,215)
Change in cash overdraft	(1,038)	—
Changes in assets and liabilities
Decrease in accounts receivable	8,804	38,703
Decrease (increase) in accrued unbilled revenues	12,260	(1,317)
Increase in fuel oil stock	(34,260)	(29,272)
Increase in materials and supplies	(1,045)	(3,345)
Increase in regulatory assets	(9,258)	(17,746)
Increase (decrease) in accounts payable	(16,024)	38,934
Change in prepaid and accrued income taxes and utility revenue taxes	(47,526)	(53,666)
Decrease in defined benefit pension and other postretirement benefit plans liability	(205)	(47)
Change in other assets and liabilities	(10,981)	(1,050)
Net cash provided by operating activities	637	53,501
Cash flows from investing activities
Capital expenditures	(64,462)	(67,915)
Contributions in aid of construction	6,958	11,710
Net cash used in investing activities	(57,504)	(56,205)
Cash flows from financing activities
Common stock dividends	(22,707)	(20,070)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(499)	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	34,996	43,052
Other	(389)	2
Net cash provided by financing activities	11,401	22,485
Net increase (decrease) in cash and cash equivalents	(45,466)	19,781
Cash and cash equivalents, beginning of period	62,825	17,159
Cash and cash equivalents, end of period	$17,359	$36,940

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1 · Basis of presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information, the instructions to SEC Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses for the period. Actual results could differ significantly from those estimates. The accompanying unaudited consolidated financial statements and the following notes should be read in conjunction with the audited consolidated financial statements and the notes thereto in HEI’s and Hawaiian Electric's Form 10-K for the year ended December 31, 2013.
In the opinion of HEI’s and Hawaiian Electric's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the Company’s and Hawaiian Electric's financial position as of March 31, 2014 and December 31, 2013, the results of its operations and its cash flows for the three months ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year. When required, certain reclassifications are made to the prior period’s consolidated financial statements to conform to the current presentation.
Reclassifications and revisions. In the fourth quarter of 2013, Hawaiian Electric changed its consolidated statements of income for 2013 and prior comparative periods from a utility presentation to a commercial company presentation, under which all operating revenues and expenses (including non-regulated revenues and expenses) are included in the determination of operating income. Additionally, income tax expense, which was previously included partially in operating expenses and partially in other income (deductions), is now entirely presented directly above net income in income taxes and includes income taxes related to non-regulated revenues and expenses.
In making the change to a commercial company presentation, the Company discovered that interest on the Utilities’ uncollected revenue balancing accounts and the income tax gross-up adjustment for AFUDC-equity were incorrectly included in HEI consolidated revenues and is revising its previously filed quarterly Consolidated Statements of Income for 2013 to move the amounts to “Interest expense, net-other than on deposit liabilities and other bank borrowings” and income taxes, respectively. Such quarterly amounts were not considered to be material to previously filed financial statements.
The Company and the Utilities have also revised their property, plant and equipment as of December 31, 2013 to correct for an error that excluded Hawaiian Electric consolidated non-utility property plant and equipment amounts. These amounts were not considered to be material to previously filed financial statements.
The table below illustrates the effects of the revisions on the previously filed financial statements:

	As previously	As
(in thousands)	filed	revised	Difference
HEI consolidated
Three months ended March 31, 2013
Consolidated Statements of Income
Revenues	$784,064	$782,232	$(1,832)
Operating income	70,657	68,825	(1,832)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(19,788)	(18,731)	1,057
Income before income taxes	52,814	52,039	(775)
Income taxes	18,662	17,887	(775)
December 31, 2013
Consolidated Balance Sheets
Property, plant and equipment, net of accumulated depreciation	3,858,947	3,865,514	6,567
Accumulated depreciation	(2,191,199)	(2,192,422)	(1,223)
Other assets	519,194	512,627	(6,567)
Hawaiian Electric consolidated
Consolidated Balance Sheets
Other assets	73,993	67,426	(6,567)

The reclassifications and revisions made to prior periods’ financial statements for the three months ended March 31, 2013 and as of December 31, 2013 to conform to the presentation for the three months ended, and as of, March 31, 2014 did not affect previously reported net income and cash flows.
2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended March 31, 2014
Revenues from external customers	$720,056	$63,619	$74	$783,749
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	720,062	63,619	68	783,749
Income (loss) before income taxes	57,166	21,624	(7,717)	71,073
Income taxes (benefit)	21,247	7,085	(3,659)	24,673
Net income (loss)	35,919	14,539	(4,058)	46,400
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	35,420	14,539	(4,032)	45,927
Assets (at March 31, 2014)	5,082,589	5,371,483	3,998	10,458,070
Three months ended March 31, 2013
Revenues from external customers	$717,435	$64,756	$41	$782,232
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	717,441	64,756	35	782,232
Income (loss) before income taxes	38,547	21,752	(8,260)	52,039
Income taxes (benefit)	13,619	7,597	(3,329)	17,887
Net income (loss)	24,928	14,155	(4,931)	34,152
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	24,429	14,155	(4,905)	33,679
Assets (at December 31, 2013)	5,087,129	5,243,824	9,091	10,340,044

Intercompany electricity sales of the Utilities to the bank and “other” segments are not eliminated because those segments would need to purchase electricity from another source if it were not provided by the Utilities, the profit on such sales is nominal and the elimination of electric sales revenues and expenses could distort segment operating income and net income for common stock.
Bank fees that ASB charges the Utilities and “other” segments are not eliminated because those segments would pay fees to another financial institution if they were to bank with another institution, the profit on such fees is nominal and the elimination of bank fee income and expenses could distort segment operating income and net income for common stock.

3 · Electric utility segment

Revenue taxes. The Utilities’ operating revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). For the three months ended March 31, 2014 and 2013, the Utilities included approximately $65 million and $64 million, respectively, of revenue taxes in “operating revenues” and in “taxes, other than income taxes” expense.
Recent tax developments. In September 2013, the Internal Revenue Service (IRS) issued final regulations addressing the acquisition, production and improvement of tangible property, which were effective January 1, 2014. Management is currently evaluating the impact of these new regulations, but does not expect a material impact on the Utilities since specific guidance on network (i.e., transmission and distribution) assets and generation property had already been received. The IRS also proposed regulations addressing the disposition of property.
The Utilities adopted the safe harbor guidelines with respect to network assets in 2011 and in June 2013, the IRS released a revenue procedure relating to deductions for repairs of generation property, which provides some guidance (that is elective) for taxpayers that own steam or electric generation property. This guidance defines the relevant components of generation property to be used in determining whether such component expenditures should be deducted as repairs or capitalized and depreciated by taxpayers. The revenue procedure also provides an extrapolation methodology that could be used by taxpayers in determining deductions for prior years’ repairs without going back to the specific documentation of those years. The guidance does not provide specific methods for determining the repairs amount. Management intends to adopt this guidance through an election in its 2014 tax return.
In March 2014, HEI filed with the IRS an application, which requested a change in the method of accounting for revenues recorded to the Utilities’ revenue balancing accounts (RBAs) (from an accrual basis to a cash collections basis) for income tax purposes. On April 28, 2014, the Utilities received approval for this change from the IRS, effective January 1, 2014. HEI expects to execute a consent agreement with the IRS and will include the effects of this change in its estimated income tax payments for 2014. This change will result in improved cash flows by deferring the payment of income taxes on the RBA revenues recognized until the revenues are collected and reduce the interest to be accrued on the RBA balance as proposed by the Consumer Advocate.

Unconsolidated variable interest entities.

HECO Capital Trust III.  Trust III was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheet as of March 31, 2014 and December 31, 2013 each consisted of $51.5 million of 2004 Debentures; $50 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statement for the three months ended March 31, 2014 and 2013 consisted of $0.8 million of interest income received from the 2004 Debentures; $0.8 million of distributions to holders of the Trust Preferred Securities; and $25,000 of common dividends on the trust common securities to Hawaiian Electric. So long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of March 31, 2014, the Utilities had six PPAs for firm capacity and several other PPAs with variable generation independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts (kWs) or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Approximately 90% of the firm capacity is purchased from AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs were as follows:

	Three months ended March 31
(in millions)	2014	2013
AES Hawaii	$33	$23
Kalaeloa	67	65
HEP	12	12
HPOWER	16	15
Other IPPs	37	38
Total IPPs	$165	$153

Some of the IPPs provided sufficient information for Hawaiian Electric to determine that the IPP was not a VIE, or was either a “business” or “governmental organization,” and thus excluded from the scope of accounting standards for VIEs. Other IPPs, including the three largest, declined to provide the information necessary for Hawaiian Electric to determine the applicability of accounting standards for VIEs.
Since 2004, Hawaiian Electric has continued its efforts to obtain from the IPPs the information necessary to make the determinations required under accounting standards for VIEs. In each year from 2005 to 2013, the Utilities sent letters to the identified IPPs requesting the required information. All of these IPPs declined to provide the necessary information, except that Kalaeloa later agreed to provide the information pursuant to the amendments to its PPA (see below) and an entity owning a wind farm provided information as required under its PPA. Management has concluded that the consolidation of two entities owning wind farms was not required as Hawaii Electric Light and Maui Electric do not have variable interests in the entities because the PPAs do not require them to absorb any variability of the entities. If the requested information is ultimately received from the remaining IPPs, a possible outcome of future analyses of such information is the consolidation of one or more of such IPPs in the Consolidated Financial Statements. The consolidation of any significant IPP could have a material effect on the Consolidated Financial Statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. If the Utilities determine they are required to consolidate the financial statements of such an IPP and the consolidation has a material effect, the Utilities would retrospectively apply accounting standards for VIEs.
Kalaeloa Partners, L.P.  In October 1988, Hawaiian Electric entered into a PPA with Kalaeloa, subsequently approved by the PUC, which provided that Hawaiian Electric would purchase 180 megawatts (MW) of firm capacity for a period of 25 years beginning in May 1991. In October 2004, Hawaiian Electric and Kalaeloa entered into amendments to the PPA, subsequently approved by the PUC, which together effectively increased the firm capacity from 180 MW to 208 MW. The energy payments that Hawaiian Electric makes to Kalaeloa include: (1) a fuel component, with a fuel price adjustment based on the cost of low sulfur fuel oil, (2) a fuel additive component, with an adjustment based on changes in the Gross National Product Implicit Price Deflator, and (3) a non-fuel component, with an adjustment based on changes in the Gross National Product Implicit Price Deflator. The capacity payments that Hawaiian Electric makes to Kalaeloa are fixed in accordance with the PPA. Kalaeloa also has a steam delivery cogeneration contract with another customer, the term of which coincides with the PPA. The facility has been certified by the Federal Energy Regulatory Commission as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses Hawaiian Electric could potentially absorb is the fact that Hawaiian Electric’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although Hawaiian Electric absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of March 31, 2014, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $23 million.
Commitments and contingencies.
Environmental regulation.  The Utilities are subject to environmental laws and regulations that regulate the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous waste and toxic substances. In recent years, legislative, regulatory and governmental activities related to the environment, including proposals and rulemaking under the Clean Air Act (CAA) and Clean Water Act (CWA), have increased significantly and management anticipates that such activity will continue.
On April 20, 2011, the Federal Register published the federal Environmental Protection Agency’s (EPA’s) proposed regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The proposed regulations would apply to the cooling water systems for the steam generating units at Hawaiian Electric’s power plants on the island of Oahu. If adopted as proposed, management believes the proposed regulations would require significant capital and annual O&M expenditures. On June 11, 2012, the EPA published additional information on the section 316(b) rule making that indicates that the EPA is considering establishing lower cost compliance alternatives in the final rule. The EPA has delayed issuance of the final section 316(b) rule.

On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, Hawaiian Electric has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs and avoid the reduction in operational flexibility imposed by emissions control equipment. Hawaiian Electric requested and received a one-year extension, resulting in a MATS compliance date of April 16, 2016. Hawaiian Electric also has pending with the EPA a Petition for Reconsideration and Stay dated April 16, 2012, and a Request for Expedited Consideration dated August 14, 2013. The submittals ask the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. The Petition and Request submittals to the EPA included additional data to demonstrate that the existing standard is erroneous. Hawaiian Electric has been in contact with the EPA regarding the status of its Petition and does not expect a decision before the end of 2014.
On February 6, 2013, the EPA issued a guidance document titled “Next Steps for Area Designations and Implementation of the Sulfur Dioxide National Ambient Air Quality Standard,” which outlines a process that will provide the states additional flexibility and time for their development of one-hour sulfur dioxide National Ambient Air Quality Standard (NAAQS) implementation plans. The EPA expects to publish a proposed data requirements rule for the one-hour sulfur dioxide NAAQS in the Federal Register in May 2014. Hawaiian Electric will work with the Department of Health of the State of Hawaii (DOH) and the EPA in the rulemaking process for these implementation plans to ensure development of cost-effective strategies for NAAQS compliance. Based on the February 6, 2013 EPA guidance document, current estimates of the compliance date for the one-hour sulfur dioxide NAAQS is in the 2022 or later timeframe. Pending litigation may result in an accelerated timeframe, but the impact of the litigation cannot be predicted at this time.
Depending upon the final outcome of the CWA 316(b) regulations, the specific measures required for MATS compliance, and the rules and guidance developed for implementation of more stringent National Ambient Air Quality Standards, the Utilities may be required to incur material capital expenditures and other compliance costs, but such amounts are not determinable at this time. Additionally, the combined effects of these regulatory initiatives may result in a decision to retire or deactivate certain generating units earlier than anticipated.
Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, periodically experience petroleum or other chemical releases into the environment associated with current operations and report and take action on these releases when and as required by applicable law and regulations. The Utilities believe the costs of responding to such releases identified to date will not have a material adverse effect, individually or in the aggregate, on Hawaiian Electric’s consolidated results of operations, financial condition or liquidity.
Potential Clean Air Act Enforcement.  On July 1, 2013, Hawaii Electric Light and Maui Electric received a letter from the U.S. Department of Justice (DOJ) asserting potential violations of the Prevention of Significant Deterioration (PSD) and Title V requirements of the Clean Air Act involving the Hill and Kahului Power Plants. The EPA referred the matter to the DOJ for enforcement based on Hawaii Electric Light’s and Maui Electric’s responses to information requests in 2010 and 2012. The letter expresses an interest in resolving the matter without the issuance of a notice of violation. The parties had preliminary discussions in February 2014, and plan to continue working toward resolving the matter. Hawaii Electric Light and Maui Electric cannot currently estimate the amount or effect of a settlement, if any.
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although Maui Electric never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, fuel oils, and other subsurface contaminants. In March 2012, Maui Electric accrued an additional $3.1 million (reserve balance of $3.6 million as of March 31, 2014) for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation. Maui Electric received DOH and EPA comments on a draft site investigation plan for site characterization in the fourth quarter of 2013. Management concluded that these comments did not require a change to the reserve balance. Maui Electric provided written responses to the agencies’ comments in March 2014, and is currently awaiting approval of those responses by both agencies prior to revising the draft site investigation plan accordingly.
Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of greenhouse gas (GHG) emissions (including carbon dioxide emissions from the combustion of fossil fuels) to climate change have led to action by the State and to federal legislative and regulatory proposals to reduce GHG emissions.
In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. The Utilities participated in a Task Force established under Act 234, which was charged with developing a work plan and regulatory approach to reduce GHG emissions, as well as in initiatives aimed at reducing their GHG emissions, such as those being implemented under the Energy Agreement. On October 19, 2012, the DOH posted the proposed regulations required by Act 234 for public hearing and comment. In general, the proposed regulations would require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 25% below 2010 emission levels by 2020. The proposed regulations also assess affected sources an annual fee based on tons per year of GHG emissions, beginning with emissions in calendar year 2012. The proposed DOH GHG rule also tracks the federal “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule, see below) and would create new thresholds for GHG emissions from new and existing stationary source facilities. Hawaiian Electric submitted comments on the proposed regulations in January 2013. In October 2013, the DOH announced that it intends to issue a final rule that would change the required emission reduction from 25% to 16% and delay the accrual of GHG emissions fees until after the rule is promulgated, among other changes, but the final rule has not yet been formally approved or released. Hawaiian Electric continues to monitor this rulemaking proceeding and will participate in the further development of the regulations.
Several approaches (e.g., “cap and trade”) to GHG emission reduction have been either introduced or discussed in the U.S. Congress; however, no federal legislation has yet been enacted.
On September 22, 2009, the EPA issued its Final Mandatory Reporting of Greenhouse Gases Rule, which requires that sources emitting GHGs above certain threshold levels monitor and report GHG emissions. The Utilities have submitted the required reports for 2010 through 2013 to the EPA. In December 2009, the EPA made the finding that motor vehicle GHG emissions endanger public health or welfare. Since then, the EPA has also issued rules that begin to address GHG emissions from stationary sources, like the Utilities’ EGUs.
In June 2010, the EPA issued its GHG Tailoring Rule. Effective January 2, 2011, under the Prevention of Significant Deterioration program, permitting of new or modified stationary sources that have the potential to emit GHGs in greater quantities than the thresholds in the GHG Tailoring Rule will entail GHG emissions evaluation, analysis and, potentially, control requirements. On January 8, 2014, the EPA published in the Federal Register its new proposal for New Source Performance Standards for GHG from new generating units. This proposed rule on GHG from new EGUs does not apply to oil-fired combustion turbines or diesel engine generators, and is not otherwise expected to have significant impacts on the Utilities. President Obama also directed the EPA Administrator to issue proposed standards, regulations, or guidelines for GHG emissions from existing, modified and reconstructed power plants by no later than June 1, 2014, and final standards no later than June 1, 2015. Hawaiian Electric will participate in the federal GHG rulemaking process. The Utilities will continue to evaluate the impact of proposed GHG rules and regulations as they develop. Final regulations may impose significant compliance costs, and may require reductions in fossil fuel use and the addition of renewable energy resources in excess of the requirements of the RPS law.
While the timing, extent and ultimate effects of climate change cannot be determined with any certainty, climate change is predicted to result in sea level rise, which could potentially impact coastal and other low-lying areas (where much of the Utilities’ electric infrastructure is sited), and could cause erosion of beaches, saltwater intrusion into aquifers and surface ecosystems, higher water tables and increased flooding and storm damage due to heavy rainfall. The effects of climate change on the weather (for example, floods or hurricanes), sea levels, and water availability and quality have the potential to materially adversely affect the results of operations, financial condition and liquidity of the Utilities. For example, severe weather could cause significant harm to the Utilities’ physical facilities.
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including, but not limited to, supporting DSM programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, burning renewable biodiesel in Hawaiian Electric’s CIP CT-1, using biodiesel for startup and shutdown of selected Maui Electric generating units, and testing biofuel blends in other Hawaiian Electric and Maui Electric generating units. The Utilities are also working with the State of Hawaii and other entities to pursue the use of liquefied natural gas as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used. Management is unable to evaluate the ultimate impact on the Utilities’

operations of eventual comprehensive GHG regulation. However, management believes that the various initiatives it is undertaking will provide a sound basis for managing the Utilities’ carbon footprint and meeting GHG reduction goals that will ultimately emerge.
Asset retirement obligations.  Asset retirement obligations (AROs) represent legal obligations associated with the retirement of certain tangible long-lived assets, are measured as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The Utilities' recognition of AROs have no impact on their earnings. The cost of the AROs is recovered over the life of the asset through depreciation. AROs recognized by the Utilities relate to obligations to retire plant and equipment, including removal of asbestos and other hazardous materials.
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Three months ended March 31
(in thousands)	2014	2013
Balance, beginning of period	$43,106	$48,431
Accretion expense	370	124
Liabilities incurred	—	—
Liabilities settled	(2,240)	(642)
Revisions in estimated cash flows	—	—
Balance, end of period	$41,236	$47,913
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by Hawaiian Electric on March 1, 2011, by Hawaii Electric Light on April 9, 2012 and by Maui Electric on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual revenue adjustments for certain O&M expenses and rate base changes. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a revenue adjustment mechanism (RAM) and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the ROACE allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments. The implementation of decoupling has resulted in an improvement in the Utilities’ under-earning situation that has existed over the last several years. Prior to and during the transition to decoupling, however, the Utilities’ returns have been below PUC-allowed returns.
On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling and citing three years of implementation experience for Hawaiian Electric, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers, and are in the public interest. The PUC affirmed its support for the continuation of the sales decoupling (RBA) mechanism and stated its interest in evaluating the RAM to ensure it provides the appropriate balance of risks, costs, incentives and performance requirements, as well as administrative efficiency, and whether the current interest rate applied to the outstanding RBA balance is reasonable. The Utilities and the Consumer Advocate are named as parties to this proceeding and filed a joint statement of position that any material changes to the current decoupling mechanism should be made prospectively after 2016, unless the Utilities and the Consumer Advocate mutually agree to the change in this proceeding. The PUC granted several parties’ motions to intervene. In October 2013, the PUC issued orders that bifurcated the proceeding (Schedule A and Schedule B) and identified issues and procedural schedules for both Schedules. The schedule B part of the proceeding is intended to take place over a longer period, with panel hearings scheduled for August 2014.
Schedule A issues include:

•	for the RBA, the reasonableness of the interest rate related to the carrying charge of the outstanding RBA balance and whether there should be a risk sharing adjustment to the RBA;

•
for the RAM, whether it is reasonable to true up all actual prior year baseline projects, which are those capital projects less than $2.5 million, at year end or implement alternative methods to calculate the RAM rate base;

•	whether a risk sharing mechanism should be incorporated into the RBA;

•	whether performance metrics should be determined and reported; and

•	whether other factors should be considered if potential changes to existing RBA and RAM provisions are required.
Schedule B issues include:

•
whether performance metrics and incentives (rewards or penalties) should be implemented to control costs and encourage the Utilities to make necessary or appropriate changes to strategic and action plans;

•	whether the allocation of risk as a result of the decoupling mechanism is fairly reflected in the cost of capital allowed in rates;

•	changes or alternatives to the existing RAM; and

•	changes to ratemaking procedures to improve efficiency and/or effectiveness.
Oral arguments on Schedule A issues were held in January 2014. On February 7, 2014, the PUC issued a D&O on the Schedule A issues, which made certain modifications to the decoupling mechanism. Specifically, the D&O requires:

•
An adjustment to the Rate Base RAM Adjustment to include 90% of the amount of the current RAM Period Rate Base RAM Adjustment that exceeds the Rate Base RAM Adjustment from the prior year, to be effective with the Utilities’ 2014 decoupling filing.

•
Effective March 1, 2014, the interest rate to be applied on the outstanding RBA balances to be the short term debt rate used in each Utilities last rate case (ranging from 1.25% to 3.25%), instead of the 6% that had been previously approved.

The D&O requires the Utilities to immediately investigate the possibility of deferring the payment of income taxes on the accrued amounts of decoupling revenue, and to report the results with recommendations to the PUC within 120 days. The PUC reserves the right to determine in the next decoupling and rate case filings whether each Utilities’ allowed income taxes should be adjusted for this change.
As required, the Utilities developed websites to present certain Schedule A performance metrics and proposed additional performance metrics, which are all currently being reviewed by the PUC and the parties and, after PUC approval, will be available to the public. The Utilities also updated the PUC on their progress in investigating the tax treatment of the revenues included in the RBA balances and provided information to the PUC concerning the application to the IRS for an accounting methods change. On April 28, 2014, the Utilities received approval for this change from the IRS, effective January 1, 2014. HEI expects to execute a consent agreement with the IRS and will include the effects of this change in its estimated income tax payments for 2014. This change will reduce the amount of interest to be accrued on the RBA balance as proposed by the Consumer Advocate (see "Recent tax developments" above).
The Schedule A issues on whether it is reasonable to automatically include all actual prior year capital expenditures on baseline projects in the Rate Base RAM and whether a risk sharing mechanism should be incorporated into the RBA, particularly with respect to the PUC’s concerns regarding maintaining and enhancing the Utilities' incentives to control costs and appropriately allocating risk and compensation for risk, will be addressed in the Schedule B proceedings.
Management cannot predict the outcome of the proceedings or the ultimate impact of the proceedings on the results of operation of the Utilities.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively address certain key policy, resource planning and operational issues for the Utilities. The four orders are as follows:
Integrated Resource Planning. The PUC did not accept the Utilities’ Integrated Resource Plan and Action Plans submission, and, in lieu of an approved plan, has commenced other initiatives to enable resource planning. The PUC also terminated the Utilities' integrated resource planning (IRP) cycle, including the filing of a mid-cycle evaluation report, and formally concluded the IRP advisory group. The PUC directed each of Hawaiian Electric and Maui Electric to file within 120 days its respective Power Supply Improvement Plans (PSIPs). The PSIPs will be reviewed by the PUC in a new docket. The PUC also directed the Utilities to file within 90 days a Demand Response Portfolio Plan. The PUC also provided its inclinations on the future of Hawaii’s electric utilities in an exhibit to the order. The exhibit provides the PUC’s perspectives on the vision, business strategies and regulatory policy changes required to align the Utilities' business model with customers’ interests and the state’s public policy goals.
Reliability Standards Working Group. The PUC ordered the Utilities (and in some cases the Kauai Island Utility Cooperative (KIUC)) to take timely actions intended to lower energy costs, improve system reliability and address emerging challenges to integrate additional renewable energy. In addition to the PSIPs mentioned above, the PUC ordered certain filing requirements which include the following:

•	Distributed Generation Interconnection Plan to be filed within 120 days.

•
Plan to implement an on-going distribution circuit monitoring program to measure real-time voltage and other power quality parameters to be filed within 60 days. The plan shall achieve full implementation of the distribution circuit monitoring program within 180 days.

•
Action Plan for improving efficiencies in the interconnection requirements studies to be filed within 30 days. The Utilities are to file monthly reports providing details about interconnection requirements studies.

•	Proposal to implement an integrated interconnection queue for each distribution circuit for each island grid to be filed within 120 days.

The PUC also stated it would be opening new dockets to address (1) reliability standards, (2) the technical, economic and policy issues associated with distributed energy resources and (3) the Hawaii electricity reliability administrator, which is a third party position which the legislature has authorized the PUC to create by contract to provide support for the PUC in developing and periodically updating local grid reliability standards and procedures and interconnection requirements and overseeing grid access and operation.
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop within 90 days an integrated Demand Response Portfolio Plan that will enhance system operations and reduce costs to customers.
Maui Electric Company 2012 Test Year Rate Case. The PUC acknowledged the extensive analyses provided by Maui Electric in its System Improvement and Curtailment Reduction Plan filed in September 2013. The PUC stated that it is encouraged by the changes in Maui Electric’s operations that have led to a significant reduction in the curtailment of renewables, but stated that Maui Electric has not set forth a clearly defined path that addresses integration and curtailment of additional renewables. The PUC directed Maui Electric to present a PSIP within 120 days to address present and future system operations so as to not only reduce curtailment, but to optimize the operation of its system for its customers’ benefit.
Collectively, these orders confirm the energy policy and operational priorities that will guide the Utilities' strategies and plans going forward.

Consolidating financial information. Hawaiian Electric is not required to provide separate financial statements or other disclosures concerning Hawaii Electric Light and Maui Electric to holders of the 2004 Debentures issued by Hawaii Electric Light and Maui Electric to HECO Capital Trust III (Trust III) since all of their voting capital stock is owned, and their obligations with respect to these securities have been fully and unconditionally guaranteed, on a subordinated basis, by Hawaiian Electric. Consolidating information is provided below for Hawaiian Electric and each of its subsidiaries for the periods ended and as of the dates indicated.
Hawaiian Electric also unconditionally guarantees Hawaii Electric Light’s and Maui Electric’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of Hawaii Electric Light and Maui Electric, (b) under their respective private placement note agreements and the Hawaii Electric Light notes and Maui Electric notes issued thereunder and (c) relating to the trust preferred securities of Trust III. Hawaiian Electric is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$512,455	104,931	102,693	—	(17)	$720,062
Expenses
Fuel oil	203,547	31,500	51,253	—	—	286,300
Purchased power	123,969	29,491	11,456	—	—	164,916
Other operation and maintenance	58,515	14,047	16,044	—	—	88,606
Depreciation	27,301	8,975	5,327	—	—	41,603
Taxes, other than income taxes	48,184	9,763	10,024	—	—	67,971
Total expenses	461,516	93,776	94,104	—	—	649,396
Operating income	50,939	11,155	8,589	—	(17)	70,666
Allowance for equity funds used during construction	1,472	65	72	—	—	1,609
Equity in earnings of subsidiaries	8,917	—	—	—	(8,917)	—
Interest expense and other charges, net	(10,487)	(2,748)	(2,505)	—	17	(15,723)
Allowance for borrowed funds used during construction	559	25	30	—	—	614
Income before income taxes	51,400	8,497	6,186	—	(8,917)	57,166
Income taxes	15,710	3,202	2,335	—	—	21,247
Net income	35,690	5,295	3,851	—	(8,917)	35,919
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	35,690	5,161	3,756	—	(8,917)	35,690
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$35,420	5,161	3,756	—	(8,917)	$35,420

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$35,420	5,161	3,756	—	(8,917)	$35,420
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,519	344	253	—	(597)	2,519
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,510)	(344)	(253)	—	597	(2,510)
Other comprehensive income, net of taxes	9	—	—	—	—	9
Comprehensive income attributable to common shareholder	$35,429	5,161	3,756	—	(8,917)	$35,429

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended March 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$507,058	106,012	104,399	—	(28)	$717,441
Expenses
Fuel oil	221,967	32,936	50,197	—	—	305,100
Purchased power	111,155	30,122	12,087	—	—	153,364
Other operation and maintenance	72,418	14,888	14,507	—	—	101,813
Depreciation	24,707	8,547	5,026	—	—	38,280
Taxes, other than income taxes	48,144	9,691	9,928	—	—	67,763
Total expenses	478,391	96,184	91,745	—	—	666,320
Operating income	28,667	9,828	12,654	—	(28)	51,121
Allowance for equity funds used during construction	983	138	94	—	—	1,215
Equity in earnings of subsidiaries	10,985	—	—	—	(10,985)	—
Interest expense and other charges, net	(9,590)	(2,855)	(2,102)	—	28	(14,519)
Allowance for borrowed funds used during construction	568	92	70	—	—	730
Income before income taxes	31,613	7,203	10,716	—	(10,985)	38,547
Income taxes	6,914	2,649	4,056	—	—	13,619
Net income	24,699	4,554	6,660	—	(10,985)	24,928
Preferred stock dividends of subsidiaries	—	134	95	—	—	229
Net income attributable to Hawaiian Electric	24,699	4,420	6,565	—	(10,985)	24,699
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$24,429	4,420	6,565	—	(10,985)	$24,429
Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Three months ended March 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$24,429	4,420	6,565	—	(10,985)	$24,429
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,331	759	657	—	(1,416)	5,331
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,313)	(761)	(656)	—	1,417	(5,313)
Other comprehensive income (loss), net of taxes	18	(2)	1	—	1	18
Comprehensive income attributable to common shareholder	$24,447	4,418	6,566	—	(10,984)	$24,447

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,367	5,462	3,016	—	—	$51,845
Plant and equipment	3,606,787	1,141,789	1,014,323	—	—	5,762,899
Less accumulated depreciation	(1,234,520)	(459,712)	(440,228)	—	—	(2,134,460)
Construction in progress	127,187	9,657	11,758	—	—	148,602
Utility property, plant and equipment, net	2,542,821	697,196	588,869	—	—	3,828,886
Nonutility property, plant and equipment, less accumulated depreciation	4,953	82	1,531	—	—	6,566
Total property, plant and equipment, net	2,547,774	697,278	590,400	—	—	3,835,452
Investment in wholly owned subsidiaries, at equity	526,020	—	—	—	(526,020)	—
Current assets
Cash and cash equivalents	12,952	2,442	1,864	101	—	17,359
Advances to affiliates	19,500	100	—	—	(19,600)	—
Customer accounts receivable, net	114,517	26,004	23,495	—	—	164,016
Accrued unbilled revenues, net	96,721	17,330	17,813	—	—	131,864
Other accounts receivable, net	19,007	4,320	2,840	—	(9,477)	16,690
Fuel oil stock, at average cost	134,673	13,012	20,662	—	—	168,347
Materials and supplies, at average cost	37,707	7,270	15,112	—	—	60,089
Prepayments and other	17,931	2,707	12,958	—	(1,297)	32,299
Regulatory assets	62,643	6,958	7,854	—	—	77,455
Total current assets	515,651	80,143	102,598	101	(30,374)	668,119
Other long-term assets
Regulatory assets	378,608	64,379	59,521	—	—	502,508
Unamortized debt expense	6,195	1,533	1,396	—	—	9,124
Other	42,110	11,351	13,925	—	—	67,386
Total other long-term assets	426,913	77,263	74,842	—	—	579,018
Total assets	$4,016,358	854,684	767,840	101	(556,394)	$5,082,589
Capitalization and liabilities
Capitalization
Common stock equity	$1,606,283	277,022	248,897	101	(526,020)	$1,606,283
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	189,999	186,000	—	—	1,206,545
Total capitalization	2,459,122	474,021	439,897	101	(526,020)	2,847,121
Current liabilities
Current portion of long-term debt	—	11,400	—	—	—	11,400
Short-term borrowings from non-affiliates	34,996	—	—	—	—	34,996
Short-term borrowings from affiliate	100	—	19,500	—	(19,600)	—
Accounts payable	151,818	18,953	12,055	—	—	182,826
Interest and preferred dividends payable	16,400	3,882	3,826	—	(8)	24,100
Taxes accrued	133,801	31,545	29,685	—	(1,297)	193,734
Regulatory liabilities	1,135	—	302	—	—	1,437
Other	47,374	9,950	14,621	—	(9,469)	62,476
Total current liabilities	385,624	75,730	79,989	—	(30,374)	510,969
Deferred credits and other liabilities
Deferred income taxes	365,668	80,454	68,919	—	—	515,041
Regulatory liabilities	236,468	78,142	34,869	—	—	349,479
Unamortized tax credits	46,658	14,457	14,429	—	—	75,544
Defined benefit pension and other postretirement benefit plans liability	199,070	27,750	30,781		—	257,601
Other	61,762	13,985	13,067	—	—	88,814
Total deferred credits and other liabilities	909,626	214,788	162,065	—	—	1,286,479
Contributions in aid of construction	261,986	90,145	85,889	—	—	438,020
Total capitalization and liabilities	$4,016,358	854,684	767,840	101	(556,394)	$5,082,589

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,407	5,460	3,016	—	—	$51,883
Plant and equipment	3,558,569	1,136,923	1,006,383	—	—	5,701,875
Less accumulated depreciation	(1,222,129)	(453,721)	(435,379)	—	—	(2,111,229)
Construction in progress	124,494	7,709	11,030	—	—	143,233
Utility property, plant and equipment, net	2,504,341	696,371	585,050	—	—	3,785,762
Nonutility property, plant and equipment, less accumulated depreciation	4,953	82	1,532	—	—	6,567
Total property, plant and equipment, net	2,509,294	696,453	586,582	—	—	3,792,329
Investment in wholly owned subsidiaries, at equity	523,674	—	—	—	(523,674)	—
Current assets
Cash and cash equivalents	61,245	1,326	153	101	—	62,825
Advances to affiliates	6,839	1,000	—	—	(7,839)	—
Customer accounts receivable, net	121,282	28,088	26,078	—	—	175,448
Accrued unbilled revenues, net	107,752	17,100	19,272	—	—	144,124
Other accounts receivable, net	16,373	4,265	2,451	—	(9,027)	14,062
Fuel oil stock, at average cost	99,613	14,178	20,296	—	—	134,087
Materials and supplies, at average cost	37,377	6,883	14,784	—	—	59,044
Prepayments and other	29,798	8,334	16,140	—	(1,415)	52,857
Regulatory assets	54,979	6,931	7,828	—	—	69,738
Total current assets	535,258	88,105	107,002	101	(18,281)	712,185
Other long-term assets
Regulatory assets	381,346	64,552	60,288	—	—	506,186
Unamortized debt expense	6,051	1,580	1,372	—	—	9,003
Other	42,163	11,270	13,993	—	—	67,426
Total other long-term assets	429,560	77,402	75,653	—	—	582,615
Total assets	$3,997,786	861,960	769,237	101	(541,955)	$5,087,129
Capitalization and liabilities
Capitalization
Common stock equity	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,547	189,998	186,000	—	—	1,206,545
Total capitalization	2,446,404	471,800	439,771	101	(523,674)	2,834,402
Current liabilities
Current portion of long-term debt	—	11,400	—	—	—	11,400
Short-term borrowings from affiliate	1,000	—	6,839	—	(7,839)	—
Accounts payable	145,062	24,383	20,114	—	—	189,559
Interest and preferred dividends payable	15,190	3,885	2,585	—	(8)	21,652
Taxes accrued	175,790	37,899	37,171	—	(1,415)	249,445
Regulatory liabilities	1,705	—	211	—	—	1,916
Other	48,443	9,033	15,424	—	(9,019)	63,881
Total current liabilities	387,190	86,600	82,344	—	(18,281)	537,853
Deferred credits and other liabilities
Deferred income taxes	359,621	79,947	67,593	—	—	507,161
Regulatory liabilities	235,786	76,475	35,122	—	—	347,383
Unamortized tax credits	44,931	14,245	14,363	—	—	73,539
Defined benefit pension and other postretirement benefit plans liability	202,396	28,427	31,339	—	—	262,162
Other	63,374	14,703	13,658	—	—	91,735
Total deferred credits and other liabilities	906,108	213,797	162,075	—	—	1,281,980
Contributions in aid of construction	258,084	89,763	85,047	—	—	432,894
Total capitalization and liabilities	$3,997,786	861,960	769,237	101	(541,955)	$5,087,129

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	35,420	5,161	3,756	—	(8,917)	35,420
Other comprehensive income, net of taxes	9	—	—	—	—	9
Common stock dividends	(22,707)	(2,941)	(3,629)	—	6,570	(22,707)
Common stock issuance expenses	(3)	—	(1)	—	1	(3)
Balance, March 31, 2014	$1,606,283	277,022	248,897	101	(526,020)	$1,606,283

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Three months ended March 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2012	$1,472,136	268,908	228,927	104	(497,939)	$1,472,136
Net income for common stock	24,429	4,420	6,565	—	(10,985)	24,429
Other comprehensive income (loss), net of taxes	18	(2)	1	—	1	18
Common stock dividends	(20,070)	(3,610)	(3,442)	—	7,052	(20,070)
Balance, March 31, 2013	$1,476,513	269,716	232,051	104	(501,871)	$1,476,513

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Three months ended March 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$35,690	5,295	3,851	—	(8,917)	$35,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(8,942)	—	—	—	8,917	(25)
Common stock dividends received from subsidiaries	6,595	—	—	—	(6,570)	25
Depreciation of property, plant and equipment	27,301	8,975	5,327	—	—	41,603
Other amortization	235	501	885	—	—	1,621
Increase in deferred income taxes	17,123	862	2,359	—	—	20,344
Change in tax credits, net	1,741	217	74	—	—	2,032
Allowance for equity funds used during construction	(1,472)	(65)	(72)	—	—	(1,609)
Change in cash overdraft	—	—	(1,038)	—	—	(1,038)
Changes in assets and liabilities:
Decrease in accounts receivable	4,131	2,029	2,194	—	450	8,804
Decrease (increase) in accrued unbilled revenues	11,031	(230)	1,459	—	—	12,260
Decrease (increase) in fuel oil stock	(35,060)	1,166	(366)	—	—	(34,260)
Increase in materials and supplies	(330)	(387)	(328)	—	—	(1,045)
Increase in regulatory assets	(8,188)	(881)	(189)	—	—	(9,258)
Decrease in accounts payable	(837)	(6,032)	(9,155)	—	—	(16,024)
Decrease in prepaid and accrued income and utility revenue taxes	(39,581)	(2,791)	(5,154)	—	—	(47,526)
Decrease in defined benefit pension and other postretirement benefit plans liability	(103)	—	(102)	—	—	(205)
Change in other assets and liabilities	(10,874)	1,041	(698)	—	(450)	(10,981)
Net cash provided by (used in) operating activities	(1,540)	9,700	(953)	—	(6,570)	637
Cash flows from investing activities
Capital expenditures	(49,432)	(7,530)	(7,500)	—	—	(64,462)
Contributions in aid of construction	4,541	1,121	1,296	—	—	6,958
Advances from (to) affiliates	(12,661)	900	—	—	11,761	—
Net cash used in investing activities	(57,552)	(5,509)	(6,204)	—	11,761	(57,504)
Cash flows from financing activities
Common stock dividends	(22,707)	(2,941)	(3,629)	—	6,570	(22,707)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	34,096	—	12,661	—	(11,761)	34,996
Other	(320)	—	(69)	—	—	(389)
Net cash provided by (used in) financing activities	10,799	(3,075)	8,868	—	(5,191)	11,401
Net increase (decrease) in cash and cash equivalents	(48,293)	1,116	1,711	—	—	(45,466)
Cash and cash equivalents, beginning of period	61,245	1,326	153	101	—	62,825
Cash and cash equivalents, end of period	$12,952	2,442	1,864	101	—	$17,359

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Three months ended March 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$24,699	4,554	6,660	—	(10,985)	$24,928
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(11,010)	—	—	—	10,985	(25)
Common stock dividends received from subsidiaries	7,052	—	—	—	(7,052)	—
Depreciation of property, plant and equipment	24,707	8,547	5,026	—	—	38,280
Other amortization	(8)	358	607	—	—	957
Increase in deferred income taxes	13,572	2,755	1,648	—	—	17,975
Change in tax credits, net	1,299	(17)	100	—	—	1,382
Allowance for equity funds used during construction	(983)	(138)	(94)	—	—	(1,215)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	34,652	(13)	3,495	—	569	38,703
Decrease (increase) in accrued unbilled revenues	(1,707)	(2,091)	2,481	—	—	(1,317)
Decrease (increase) in fuel oil stock	(30,155)	2,056	(1,173)	—	—	(29,272)
Increase in materials and supplies	(1,853)	(614)	(878)	—	—	(3,345)
Increase in regulatory assets	(13,071)	(2,464)	(2,211)	—	—	(17,746)
Increase (decrease) in accounts payable	44,887	(903)	(5,050)	—	—	38,934
Change in prepaid and accrued income and utility revenue taxes	(41,093)	(8,078)	(4,495)	—	—	(53,666)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	—	(57)	10	—	—	(47)
Change in other assets and liabilities	(4,413)	2,464	1,493	—	(569)	(1,025)
Net cash provided by operating activities	46,575	6,359	7,619	—	(7,052)	53,501
Cash flows from investing activities
Capital expenditures	(47,709)	(10,118)	(10,088)	—	—	(67,915)
Contributions in aid of construction	7,816	3,432	462	—	—	11,710
Advances from (to) affiliates	(3,600)	1,400	—	—	2,200	—
Net cash used in investing activities	(43,493)	(5,286)	(9,626)	—	2,200	(56,205)
Cash flows from financing activities
Common stock dividends	(20,070)	(3,610)	(3,442)	—	7,052	(20,070)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(270)	(134)	(95)	—	—	(499)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	41,652	—	3,600	—	(2,200)	43,052
Other	2	—	—	—	—	2
Net cash provided by (used in) financing activities	21,314	(3,744)	63	—	4,852	22,485
Net increase (decrease) in cash and cash equivalents	24,396	(2,671)	(1,944)	—	—	19,781
Cash and cash equivalents, beginning of period	8,265	5,441	3,349	104	—	17,159
Cash and cash equivalents, end of period	$32,661	2,770	1,405	104	—	$36,940

4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended March 31
(in thousands)	2014	2013
Interest and dividend income
Interest and fees on loans	$43,682	$42,603
Interest and dividends on investment and mortgage-related securities	3,035	3,464
Total interest and dividend income	46,717	46,067
Interest expense
Interest on deposit liabilities	1,225	1,312
Interest on other borrowings	1,405	1,164
Total interest expense	2,630	2,476
Net interest income	44,087	43,591
Provision for loan losses	995	1,858
Net interest income after provision for loan losses	43,092	41,733
Noninterest income
Fees from other financial services	5,128	7,643
Fee income on deposit liabilities	4,421	4,314
Fee income on other financial products	2,290	1,794
Mortgage banking income	628	3,346
Gain on sale of securities	2,847	—
Other income, net	1,588	1,592
Total noninterest income	16,902	18,689
Noninterest expense
Compensation and employee benefits	20,286	20,088
Occupancy	3,953	4,123
Data processing	3,060	2,987
Services	2,273	2,103
Equipment	1,645	1,774
Other expense	7,153	7,595
Total noninterest expense	38,370	38,670
Income before income taxes	21,624	21,752
Income taxes	7,085	7,597
Net income	$14,539	$14,155
American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended March 31
(in thousands)	2014	2013
Net income	$14,539	$14,155
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period, net of (taxes) benefits, of ($1,664) and $547 for the respective periods	2,520	(828)
Less: reclassification adjustment for net realized gains included in net income, net of taxes, of $1,132 and nil for the respective periods	(1,715)	—
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $144 and $1,424 for the respective periods	219	2,157
Other comprehensive income, net of taxes	1,024	1,329
Comprehensive income	$15,563	$15,484

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	March 31, 2014		December 31, 2013
Assets
Cash and cash equivalents (including $40 million of securities purchased under resale agreements at March 31, 2014)		$251,083		$156,603
Available-for-sale investment and mortgage-related securities		517,534		529,007
Investment in stock of Federal Home Loan Bank of Seattle		86,697		92,546
Loans receivable held for investment		4,188,460		4,150,229
Allowance for loan losses		(40,923)		(40,116)
Loans receivable held for investment, net		4,147,537		4,110,113
Loans held for sale, at lower of cost or fair value		4,363		5,302
Other		282,079		268,063
Goodwill		82,190		82,190
Total assets		$5,371,483		$5,243,824

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,284,957		$1,214,418
Deposit liabilities—interest-bearing		3,193,030		3,158,059
Other borrowings		244,642		244,514
Other		120,324		105,679
Total liabilities		4,842,953		4,722,670
Commitments and contingencies (see “Litigation” below)
Common stock		336,617		336,054
Retained earnings		203,086		197,297
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(2,858)		$(3,663)
Retirement benefit plans	(8,315)	(11,173)	(8,534)	(12,197)
Total shareholder’s equity		528,530		521,154
Total liabilities and shareholder’s equity		$5,371,483		$5,243,824

Other assets
Bank-owned life insurance		$130,977		$129,963
Premises and equipment, net		67,628		67,766
Prepaid expenses		4,617		3,616
Accrued interest receivable		13,119		13,133
Mortgage-servicing rights		11,757		11,687
Low-income housing equity investments		24,730		14,543
Real estate acquired in settlement of loans, net		542		1,205
Other		28,709		26,150
		$282,079		$268,063
Other liabilities
Accrued expenses		$26,003		$19,989
Federal and state income taxes payable		43,110		37,807
Cashier’s checks		25,363		21,110
Advance payments by borrowers		6,084		9,647
Other		19,764		17,126
		$120,324		$105,679

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
ASB invests, as a limited partner, in Low-Income Housing Tax Credit (LIHTC) investment partnerships formed for the purpose of providing funding for affordable multifamily rental properties. These properties are rented to qualified low-income tenants, pursuant to Section 42 of the Internal Revenue Code, allowing the properties to be eligible for federal and, for some properties, state tax credits. ASB realizes a return on its investment through reductions in income tax expense that result from tax credits and the deductibility of the operating losses of these partnerships. The partnership agreements are typically structured to meet a required 15-year period of occupancy by qualified low-income tenants. ASB’s exposure is limited to the amount of its investment.

Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $145 million and $100 million, respectively, as of March 31, 2014 and December 31, 2013.
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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
March 31, 2014	$145	$—	$145
December 31, 2013	145	—	145

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
March 31, 2014
Financial institution	$50	$50	$—	$—
Commercial account holders	95	95	—	—
Total	$145	$145	$—	$—

December 31, 2013
Financial institution	$51	$51	$—	$—
Commercial account holders	94	94	—	—
Total	$145	$145	$—	$—

Investment and mortgage-related securities portfolio.
Available-for-sale securities.  The book value (amortized cost), gross unrealized gains and losses, estimated fair value and gross unrealized losses (fair value and amount by duration of time in which positions have been held in a continuous loss position) for securities held in ASB’s “available-for-sale” portfolio by major security type were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months		12 months or longer
(in thousands)					Fair value	Amount	Fair value	Amount
March 31, 2014
U.S. Treasury and federal agency obligations	$87,916	$489	$(1,885)	$86,520	$44,700	$(1,508)	$4,402	$(377)
Mortgage-related securities- FNMA, FHLMC and GNMA	434,364	4,769	(8,119)	431,014	229,667	(5,807)	49,547	(2,312)
Municipal bonds	—	—	—	—	—	—	—	—
	$522,280	$5,258	$(10,004)	$517,534	$274,367	$(7,315)	$53,949	$(2,689)

December 31, 2013
Federal agency obligations	$83,193	$174	$(2,394)	$80,973	$70,779	$(2,394)	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	374,993	4,911	(10,460)	369,444	228,543	(8,819)	19,655	(1,641)
Municipal bonds	76,904	1,826	(140)	78,590	14,478	(140)	—	—
	$535,090	$6,911	$(12,994)	$529,007	$313,800	$(11,353)	$19,655	$(1,641)

The unrealized losses on ASB’s investments in mortgage-related securities and obligations issued by federal agencies were caused by interest rate movements. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized costs basis, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at March 31, 2014.
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

March 31, 2014	Amortized cost	Fair value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	34,456	34,446
Due after five years through ten years	32,321	32,370
Due after ten years	21,139	19,704
	87,916	86,520
Mortgage-related securities-FNMA,FHLMC and GNMA	434,364	431,014
Total available-for-sale securities	$522,280	$517,534

Allowance for loan losses.  ASB must maintain an allowance for loan losses that is adequate to absorb estimated probable credit losses associated with its loan portfolio. The allowance for loan losses consists of an allocated portion, which estimates credit losses for specifically identified loans and pools of loans, and an unallocated portion.

The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallocated	Total
Three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$5,534	$5,059	$5,229	$1,817	$2,397	$19	$15,803	$2,367	$1,891	$40,116
Charge-offs	(266)	—	—	(6)	—	—	(124)	(561)	—	(957)
Recoveries	341	—	11	86	—	—	100	231	—	769
Provision	(134)	656	729	(322)	666	5	(187)	279	(697)	995
Ending balance	$5,475	$5,715	$5,969	$1,575	$3,063	$24	$15,592	$2,316	$1,194	$40,923
Ending balance: individually evaluated for impairment	$906	$1,544	$—	$1,102	$—	$—	$2,133	$—	$—	$5,685
Ending balance: collectively evaluated for impairment	$4,569	$4,171	$5,969	$473	$3,063	$24	$13,459	$2,316	$1,194	$35,238
Financing Receivables:
Ending balance	$1,985,812	$452,303	$764,483	$15,906	$66,578	$16,474	$786,611	$108,202	$—	$4,196,369
Ending balance: individually evaluated for impairment	$20,141	$4,558	$1,164	$10,351	$—	$—	$19,399	$18	$—	$55,631
Ending balance: collectively evaluated for impairment	$1,965,671	$447,745	$763,319	$5,555	$66,578	$16,474	$767,212	$108,184	$—	$4,140,738
Three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$6,068	$2,965	$4,493	$4,275	$2,023	$9	$15,931	$4,019	$2,202	$41,985
Charge-offs	(210)	—	(670)	(227)	—	—	(426)	(645)	—	(2,178)
Recoveries	192	—	194	137	—	—	392	150	—	1,065
Provision	(39)	3,691	540	(1,442)	(151)	3	(934)	131	59	1,858
Ending balance	$6,011	$6,656	$4,557	$2,743	$1,872	$12	$14,963	$3,655	$2,261	$42,730
Ending balance: individually evaluated for impairment	$454	$3,169	$—	$1,943	$—	$—	$2,285	$—	$—	$7,851
Ending balance: collectively evaluated for impairment	$5,557	$3,487	$4,557	$800	$1,872	$12	$12,678	$3,655	$2,261	$34,879
Financing Receivables:										0
Ending balance	$1,915,207	$391,679	$648,904	$23,894	$40,698	$8,275	$699,918	$127,260	$—	$3,855,835
Ending balance: individually evaluated for impairment	$25,320	$10,662	$1,259	$17,618	$—	$—	$19,302	$21	$—	$74,182
Ending balance: collectively evaluated for impairment	$1,889,887	$381,017	$647,645	$6,276	$40,698	$8,275	$680,616	$127,239	$—	$3,781,653

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
A dual ten-point risk rating system is used to reflect the probability of default (borrower risk rating) and loss given default (transaction risk rating). The borrower risk rating addresses risk presented by the individual borrower and is based on the overall assessment of the borrower’s financial and operating strength including earnings, operating cash flow, debt service capacity, asset and liability structure, competitive issues, experience and quality of management, financial reporting quality and industry/economic factors. Separately, the transaction risk rating addresses risk in the transaction and is a function of specific loan attributes which impact the ultimate collectability of the loan such as collateral, loan structure, guarantees, and other structural support or enhancements to the loan.
The numerical representation of the risk categories are:

1- Substantially risk free	6- Acceptable risk
2- Minimal risk	7- Special mention
3- Modest risk	8- Substandard
4- Better than average risk	9- Doubtful
5- Average risk	10- Loss

Grades 1 through 6 are considered pass grades. Pass exposures generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral.
The credit risk profile by internally assigned grade for loans was as follows:

	March 31, 2014			December 31, 2013
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$393,888	$66,578	$708,268	$375,217	$52,112	$703,053
Special mention	25,651	—	20,315	33,436	—	17,634
Substandard	29,014	—	55,079	28,020	—	59,663
Doubtful	3,750	—	2,949	3,770	—	3,038
Loss	—	—	—	—	—	—
Total	$452,303	$66,578	$786,611	$440,443	$52,112	$783,388

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
March 31, 2014
Real estate loans:
Residential 1-4 family	$4,209	$1,635	$14,321	$20,165	$1,965,647	$1,985,812	$—
Commercial real estate	71	—	3,750	3,821	448,482	452,303	—
Home equity line of credit	640	98	928	1,666	762,817	764,483	—
Residential land	96	191	2,223	2,510	13,396	15,906	52
Commercial construction	—	—	—	—	66,578	66,578	—
Residential construction	—	—	—	—	16,474	16,474	—
Commercial loans	1,794	5,050	2,406	9,250	777,361	786,611	—
Consumer loans	431	187	163	781	107,421	108,202	—
Total loans	$7,241	$7,161	$23,791	$38,193	$4,158,176	$4,196,369	$52
December 31, 2013
Real estate loans:
Residential 1-4 family	$2,728	$622	$15,411	$18,761	$1,987,246	$2,006,007	$—
Commercial real estate	—	—	3,770	3,770	436,673	440,443	—
Home equity line of credit	765	312	960	2,037	737,294	739,331	—
Residential land	184	48	2,756	2,988	13,188	16,176	—
Commercial construction	—	—	—	—	52,112	52,112	—
Residential construction	—	—	—	—	12,774	12,774	—
Commercial loans	1,668	612	3,026	5,306	778,082	783,388	—
Consumer loans	436	158	304	898	107,824	108,722	—
Total loans	$5,781	$1,752	$26,227	$33,760	$4,125,193	$4,158,953	$—

The credit risk profile based on nonaccrual loans and accruing loans 90 days or more past due was as follows:

	March 31, 2014		December 31, 2013
(in thousands)	Nonaccrual loans	Accruing loans 90 days or more past due	Nonaccrual loans	Accruing loans 90 days or more past due
Real estate loans:
Residential 1-4 family	$18,795	$—	$19,679	$—
Commercial real estate	4,395	—	4,439	—
Home equity line of credit	2,060	—	2,060	—
Residential land	3,136	52	3,161	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	17,641	—	18,781	—
Consumer loans	310	—	401	—
Total	$46,337	$52	$48,521	$—

The total carrying amount and the total unpaid principal balance of impaired loans, with and without recorded allowance for loan losses and combined, were as follows:

	March 31, 2014			Three months ended March 31, 2014
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate loans:
Residential 1-4 family	$9,573	$11,874	$—	$10,480	$88
Commercial real estate	—	—	—	—	—
Home equity line of credit	641	1,205	—	649	3
Residential land	3,080	4,047	—	3,016	56
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	3,320	4,613	—	3,381	—
Consumer loans	18	18	—	18	—
	16,632	21,757	—	17,544	147
With an allowance recorded
Real estate loans:
Residential 1-4 family	6,764	6,784	906	5,605	103
Commercial real estate	4,558	4,668	1,543	4,573	2
Home equity line of credit	—	—	—	—	—
Residential land	7,271	7,442	1,102	7,168	132
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	16,079	19,235	2,134	16,550	44
Consumer loans	—	—	—	—	—
	34,672	38,129	5,685	33,896	281
Total
Real estate loans:
Residential 1-4 family	16,337	18,658	906	16,085	191
Commercial real estate	4,558	4,668	1,543	4,573	2
Home equity line of credit	641	1,205	—	649	3
Residential land	10,351	11,489	1,102	10,184	188
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	19,399	23,848	2,134	19,931	44
Consumer loans	18	18	—	18	—
	$51,304	$59,886	$5,685	$51,440	$428

	December 31, 2013			Year ended December 31, 2013
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate loans:
Residential 1-4 family	$9,708	$12,144	$—	$11,674	$386
Commercial real estate	—	—	—	802	—
Home equity line of credit	672	1,227	—	623	2
Residential land	2,622	3,612	—	6,675	482
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	3,466	4,715	—	4,837	12
Consumer loans	19	19	—	20	—
	16,487	21,717	—	24,631	882
With an allowance recorded
Real estate loans:
Residential 1-4 family	6,216	6,236	642	6,455	372
Commercial real estate	4,604	4,686	1,118	5,745	152
Home equity line of credit	—	—	—	—	—
Residential land	7,452	7,623	1,332	6,844	409
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	17,759	20,640	2,246	15,635	139
Consumer loans	—	—	—	—	—
	36,031	39,185	5,338	34,679	1,072
Total
Real estate loans:
Residential 1-4 family	15,924	18,380	642	18,129	758
Commercial real estate	4,604	4,686	1,118	6,547	152
Home equity line of credit	672	1,227	—	623	2
Residential land	10,074	11,235	1,332	13,519	891
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	21,225	25,355	2,246	20,472	151
Consumer loans	19	19	—	20	—
	$52,518	$60,902	$5,338	$59,310	$1,954

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
ASB may consider various types of concessions in granting a TDR including maturity date extensions, extended amortization of principal, temporary deferral of principal payments, and temporary interest rate reductions. ASB rarely grants principal forgiveness in its TDR modifications. Residential loan modifications generally involve interest rate reduction, extending the amortization period, or capitalizing certain delinquent amounts owed not to exceed the original loan balance. Land loans at origination are typically structured as a three-year term, interest-only monthly payment with a balloon payment due at maturity. Land loan TDR modifications typically involve extending the maturity date up to five years and converting the payments from interest-only to principal and interest monthly, at the same or higher interest rate. Commercial loan modifications generally involve extensions of maturity dates, extending the amortization period, and temporary deferral of principal payments. ASB generally does not reduce the interest rate on commercial loan TDR modifications. Occasionally, additional collateral and/or guaranties are obtained.

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
Loan modifications that occurred were as follows for the indicated periods:

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Number of	Outstanding recorded investment		Number of	Outstanding recorded investment
(dollars in thousands)	contracts	Pre-modification	Post-modification	contracts	Pre-modification	Post-modification
Troubled debt restructurings
Real estate loans:
Residential 1-4 family	5	$921	$935	4	$1,122	$1,063
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	4	462	215
Residential land	7	1,133	1,133	3	924	868
Commercial loans	3	473	473	—	—	—
Consumer loans	—	—	—	—	—	—
	15	$2,527	$2,541	11	$2,508	$2,146

 There were no loans modified in TDRs that experienced a payment default of 90 days or more in the first quarters of 2014 and 2013, and for which the payment default occurred within one year of the modification.

If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loans have been designated impaired or whose terms have been modified in TDRs totaled $0.3 million as of March 31, 2014.

Amortized intangible assets. The table below presents the gross carrying amount, accumulated amortization, valuation allowance and net carrying amount of ASB’s mortgage servicing assets as of March 31, 2014 and 2013:

March 31	2014				2013
(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Mortgage servicing assets	$26,097	(14,138)	(202)	$11,757	$24,150	(12,399)	(351)	$11,400
Changes in the valuation allowance for mortgage servicing assets were as follows:

(in thousands)	2014	2013
Valuation allowance, January 1	$251	$498
Provision (recovery)	(35)	(107)
Other-than-temporary impairment	(14)	(40)
Valuation allowance, March 31	$202	$351
ASB recognizes a mortgage servicing asset when a mortgage loan is sold with servicing rights retained. This mortgage servicing right (MSR) is initially capitalized at its presumed fair value based on market data at the time of sale and accounted for in subsequent periods at the lower of amortized cost or fair value. The MSR is amortized in proportion to and over the period of estimated net servicing income and assessed for impairment at each reporting date.

ASB stratifies the MSR based on predominant risk characteristics of the underlying loans including loan type and note rate. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others.

Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in ASB’s noninterest income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable.

Key assumptions used in estimating the fair value of the bank’s mortgage servicing rights were as follows:

	March 31, 2014	March 31, 2013
Unpaid principal balance (000s)	$1,382,731	$1,305,811
Weighted average note-rate	4.07%	4.11%
Weighted average discount rate	9.8%	9.7%
Weighted average prepayment speed	8.7%	10.8%

Derivative Financial Instruments. ASB enters into interest rate lock commitments with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed securities to investors to hedge against the inherent interest rate and pricing risk associated with selling loans.
ASB enters into interest rate lock commitments (IRLCs) for residential mortgage loans, which commit ASB to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose ASB to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in mortgage banking income.
ASB enters into forward commitments to hedge the interest rate risk for rate locked mortgage applications in process and closed mortgage loans held for sale. These commitments are primarily forward sales of to-be-announced mortgage backed securities. Generally, when mortgage loans are closed, the forward commitment is liquidated and replaced with a mandatory delivery forward sale of the mortgage to a secondary market investor. In some cases, a best-efforts forward sale agreement is utilized as the forward commitment. These commitments are free-standing derivatives which are carried at fair value with changes recorded in mortgage banking income.
Changes in the fair value of IRLCs and forward commitments subsequent to inception are based on changes in the fair value of the underlying loan resulting from the fulfillment of the commitment and changes in the probability that the loan will fund within the terms of the commitment, which is affected primarily by changes in interest rates and the passage of time.
The notional amount and fair value of ASB’s derivative financial instruments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$17,871	$194	$25,070	$464
Forward commitments	19,693	33	26,018	139
The following table presents ASB’s derivative financial instruments, their fair values, and balance sheet location as of March 31, 2014 and December 31, 2013:

Derivative Financial Instruments Not Designated
as Hedging Instruments [1]	March 31, 2014		December 31, 2013
(dollars in thousands)	Derivative asset	Derivative liability	Derivative asset	Derivative liability
Interest rate lock commitments	$199	$5	$488	$24
Forward commitments	35	2	141	2
	$234	$7	$629	$26
1 Derivative assets are included in other assets and derivative liabilities are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income for the three months ended March 31, 2014 and 2013.

Derivative Financial Instruments Not Designated	Location of net gains
as Hedging Instruments	(losses) recognized in	Three months ended March 31
(dollars in thousands)	the Statement of Income	2014	2013
Interest rate lock commitments	Mortgage banking income	$(270)	$—
Forward commitments	Mortgage banking income	(106)	—
		$(376)	$—

Litigation.  In March 2011, a purported class action lawsuit was filed in the First Circuit Court of the state of Hawaii by a customer who claimed that ASB had improperly charged overdraft fees on debit card transactions. The lawsuit is still in its preliminary stage. ASB filed a motion to dismiss the lawsuit on the basis that as a bank chartered under federal law, ASB believes its business practices are governed by federal regulations established for federal savings banks and not by state law. In July 2011, the Circuit Court denied ASB’s motion and ASB appealed that decision. ASB’s appeal is currently pending before the Hawaii Supreme Court. The probable outcome and range of reasonably possible loss remains indeterminable at this time.
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
5 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first three months of 2014, the Company contributed $15 million ($14 million by the Utilities) to its pension and other postretirement benefit plans, compared to $21 million ($21 million by the Utilities) in the first three months of 2013. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2014 is $59 million ($58 million by the Utilities, $1 million by HEI and nil by ASB), compared to $83 million ($81 million by the Utilities, $2 million by HEI and nil by ASB) in 2013. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2014, compared to $2 million ($1 million by the Utilities) paid in 2013.
On July 6, 2012, President Obama signed the Moving Ahead for Progress in the 21st Century Act (MAP-21), which included provisions related to the funding and administration of pension plans. This law does not affect the Company’s or the Utilities' accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The Company elected to apply MAP-21 for 2012, which improved the plans’ Adjusted Funding Target Attainment Percentage (AFTAP) for funding and benefit distribution purposes and thereby reduced the 2012 minimum funding requirement and lifted the restrictions on accelerated distribution options (which restrictions were in effect from April 1, 2011 to September 30, 2012) for HEI and the Utilities. MAP-21 caused the minimum required funding under Employee Retirement Income Security Act of 1974 (as amended) to be less than the net periodic cost for 2013 and is expected to have the same effect in 2014; therefore, to satisfy the requirements of the Utilities pension and OPEB tracking mechanisms, the Utilities expect to contribute the net periodic cost in 2014.
The Pension Protection Act provides that if a pension plan’s funded status falls below certain levels, more conservative assumptions must be used to value obligations under the pension plan. The HEI Retirement Plan met the threshold requirements in each of 2012 and 2013 so that the more conservative assumptions did not apply for either the 2013 or 2014 valuation of plan liabilities for purposes of calculating the minimum required contribution. Other factors could cause changes to the required contribution levels.

 The components of net periodic benefit cost for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Pension benefits		Other benefits
Three months ended March 31	2014	2013	2014	2013
(in thousands)
HEI consolidated
Service cost	$12,127	$14,089	$883	$1,049
Interest cost	18,001	16,106	2,160	1,931
Expected return on plan assets	(20,347)	(18,085)	(2,708)	(2,562)
Amortization of net prior service loss (gain)	22	(24)	(448)	(448)
Amortization of net actuarial loss (gain)	5,038	9,819	(3)	521
Net periodic benefit cost (credit)	14,841	21,905	(116)	491
Impact of PUC D&Os	(3,011)	(8,866)	445	(397)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,830	$13,039	$329	$94
Hawaiian Electric consolidated
Service cost	$11,697	$13,603	$856	$1,014
Interest cost	16,436	14,676	2,079	1,861
Expected return on plan assets	(18,171)	(16,090)	(2,663)	(2,520)
Amortization of net prior service loss (gain)	15	(116)	(451)	(451)
Amortization of net actuarial loss	4,560	8,790	—	504
Net periodic benefit cost (credit)	14,537	20,863	(179)	408
Impact of PUC D&Os	(3,011)	(8,866)	445	(397)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,526	$11,997	$266	$11
HEI consolidated recorded retirement benefits expense of $8 million ($8 million by the Utilities) and $10 million ($9 million by the Utilities) in the first three months of 2014 and 2013, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
The Company and the Utilities have revised their prior year disclosures to correct the amount disclosed for the “Impact of PUC D&Os.” The misstatement was not considered to be material to previously issued financial statements. The table below illustrates the effects of this revision on the previous disclosures (the revised disclosures had no impact on the Company’s and the Utilities' Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows):

	HEI consolidated			Hawaiian Electric consolidated
Three months ended March 31, 2013	As previously			As previously
(in thousands)	filed	As revised	Difference	filed	As revised	Difference
Pension benefits:
Impact of PUC D&Os	$(7,436)	$(8,866)	$(1,430)	$(7,436)	$(8,866)	$(1,430)
Net periodic benefit cost (adjusted
for impact of PUC D&Os)	14,469	13,039	(1,430)	13,427	11,997	(1,430)

(in millions)
Retirement benefits expense	$11	$10	$(1)	$10	$9	$(1)
The Utilities have implemented pension and OPEB tracking mechanisms under which all of their retirement benefit expenses (except for executive life and nonqualified pension plan expenses) determined in accordance with GAAP are recovered over time. Under the tracking mechanisms, these retirement benefit costs that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will be amortized over 5 years beginning with the issuance of the PUC's D&O in the respective utility’s next rate case.
Defined contribution plans information.  For the first three months of 2014 and 2013, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $1.1 million and $1.0 million, respectively, and cash contributions were $2.8 million and $2.4 million, respectively. For the first three months of 2014 and 2013, the Utilities’ expense for its defined contribution pension plan was $0.2 million and cash contributions were $0.2 million.

6 · Share-based compensation
Under the 2010 Equity and Incentive Plan (EIP) HEI can issue shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units, performance shares and other share-based and cash-based awards.
As of March 31, 2014, there were 3.2 million shares remaining available for future issuance under the EIP of which an estimated 2.9 million shares could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (based on the assumption that long-term incentive plan (LTIP) awards are achieved at maximum levels).
Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), there are possible future issuances of an estimated 1,000 shares upon the exercise of outstanding SARs and dividend equivalents, based on the market price of shares on March 31, 2014. As of May 11, 2010 (when the EIP became effective), no new awards may be granted under the SOIP. After the shares of common stock for the outstanding SOIP grants and awards are issued or such grants and awards expire, the remaining shares registered under the SOIP will be deregistered and delisted.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of March 31, 2014, there were 202,460 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and related income tax benefit were as follows:

	Three months ended March 31
(in millions)	2014	2013
HEI consolidated
Share-based compensation expense [1]	$2.4	$2.1
Income tax benefit	0.8	0.8
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.7	0.7
Income tax benefit	0.3	0.3

[1]	$0.04 million and $0.03 million of this share-based compensation expense was capitalized in the three months ended March 31, 2014 and 2013, respectively.

Stock awards. In the second quarter of each year, HEI grants shares to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan. The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.

Nonqualified stock options. Since April 9, 2013, there were no nonqualified stock options (NQSOs) outstanding.
NQSO activity and statistics were as follows:

(dollars in thousands, except prices)	Three months ended March 31, 2013
Shares exercised	2,000
Weighted-average exercise price	$20.49
Cash received from exercise	$41
Intrinsic value of shares exercised [1]	$15
Tax benefit realized for the deduction of exercises	$6

1          Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.

Stock appreciation rights.  Information about HEI’s SARs was as follows:

March 31, 2014		Outstanding & Exercisable (Vested)
Year of grant	Range of exercise prices	Number of shares underlying SARs	Weighted-average remaining contractual life	Weighted-average exercise price
2004	$26.02	62,000	0.1	$26.02
2005	26.18	102,000	1.0	26.18
	$26.02-26.18	164,000	0.7	$26.12

As of December 31, 2013, the shares underlying SARs outstanding totaled 164,000, with a weighted-average exercise price of $26.12. As of March 31, 2014, all SARs outstanding were exercisable and had no aggregate intrinsic value.
Restricted shares. As of March 31, 2014 and December 31, 2013, the outstanding restricted shares totaled 4,503 with a weighted-average exercise price of $22.21. For the first quarters of 2014 and 2013, there was no activity relating to restricted shares. As of March 31, 2014, there was $0.1 million of total unrecognized compensation cost related to nonvested restricted shares and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 0.7 years.

Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended March 31
	2014		2013
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	288,151	$25.17	315,094	$22.82
Granted	115,036	25.19	107,231	26.89
Vested	(71,029)	25.79	(113,212)	20.30
Forfeited	—	—	(7,968)	25.26
Outstanding, end of period	332,158	$25.04	301,145	$25.15
Total weighted-average grant-date fair value of shares granted ($ millions)	$2.9		$2.9

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of March 31, 2014, there was $6.3 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 3.0 years.
For the first three months of 2014 and 2013, total restricted stock units that vested and related dividends had a grant-date fair value of $2.0 million and $3.5 million, respectively, and the related tax benefits were $0.7 million and $1.1 million, respectively.
LTIP payable in stock.  The 2012-2014 LTIP, 2013-2015 LTIP and 2014-2016 LTIP, provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals considered to be a market condition and service conditions. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The potential payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for the LTIP periods include awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the applicable three-year period. In addition, the 2012-2014 LTIP, 2013-2015 LTIP and 2014-2016 LTIP have performance goals related to levels of HEI consolidated net income, HEI consolidated return on average common equity (ROACE), Hawaiian Electric consolidated net income, Hawaiian Electric consolidated ROACE, ASB net income and ASB return on assets — all based on the applicable three-year averages.

LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended March 31
	2014		2013
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	232,127	$32.88	239,256	$29.12
Granted (target level)	96,793	22.95	89,533	32.69
Vested (issued or unissued and cancelled)	(70,189)	35.46	(87,753)	22.45
Forfeited	(488)	32.13	(5,972)	32.96
Outstanding, end of period	258,243	$28.46	235,064	$32.87
Total weighted-average grant-date fair value of shares granted ($ millions)	$2.2		$2.9

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.

The grant date fair values of the shares were determined using a Monte Carlo simulation model utilizing actual information for the common shares of HEI and its peers for the period from the beginning of the performance period to the grant date and estimated future stock volatility and dividends of HEI and its peers over the remaining three-year performance period. The expected stock volatility assumptions for HEI and its peer group were based on the three-year historic stock volatility, and the annual dividend yield assumptions were based on dividend yields calculated on the basis of daily stock prices over the same three-year historical period.
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TRS and the resulting fair value of LTIP awards granted:

	2014	2013
Risk-free interest rate	0.66%	0.38%
Expected life in years	3	3
Expected volatility	17.8%	19.4%
Range of expected volatility for Peer Group	12.4% to 23.3%	12.4% to 25.3%
Grant date fair value (per share)	$22.95	$32.69
 For the three months ended March 31, 2014 and 2013, total vested LTIP awards linked to TRS and related dividends had a fair value of nil and $2.2 million, respectively, and the related tax benefits were nil and $0.9 million, respectively. For the three months ended March 31, 2014, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2011-2013 LTIP lapsed.
As of March 31, 2014, there was $3.8 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.8 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended March 31
	2014		2013
	Shares	(1)	Shares	(1)
Outstanding, beginning of period	296,843	$26.14	247,175	$25.04
Granted (target level)	128,873	25.19	118,895	26.89
Vested (issued)	(65,089)	24.95	(18,275)	18.95
Forfeited	(557)	26.55	(5,971)	25.94
Outstanding, end of period	360,070	$26.01	341,824	$26.00
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$3.2		$3.2

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

For the three months ended March 31, 2014 and 2013, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.9 million and $0.6 million and the related tax benefits were $0.8 million and $0.2 million, respectively.
As of March 31, 2014, there was $5.5 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.8 years.
7 · Earnings per share and shareholders’ equity
Earnings per share.  Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both participating securities and unrestricted common stock:

	Three months ended March 31
	2014	2013
	Basic and diluted	Basic and diluted
Distributed earnings	$0.31	$0.31
Undistributed earnings	0.14	0.03
	$0.45	$0.34
 As of March 31, 2014, the antidilutive effects of SARs of 102,000 shares of HEI common stock for which the exercise prices were greater than the closing market price of HEI’s common stock were not included in the computation of dilutive EPS. As of March 31, 2013, there were no shares that were antidilutive.
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
The equity forward transactions had no initial fair value since they were entered into at the then market price of the common stock. HEI receives proceeds from the sale of common stock when the equity forward transactions are settled and records the proceeds at that time in equity. HEI concluded that the equity forward transactions were equity instruments based on the accounting guidance in ASC 480, "Distinguishing Liabilities from Equity," and ASC 815, "Derivatives and Hedging," and that they qualified for an exception from derivative accounting under ASC 815 because the forward sale transactions were indexed to its own stock. On December 19, 2013, HEI settled 1.3 million shares under the equity forward for proceeds of $32.1 million (net of the underwriting discount of $1.3 million), which funds were ultimately used to purchase Hawaiian Electric shares. HEI anticipates settling the remaining 5.7 million shares remaining under the equity forward transactions through physical settlement.
At March 31, 2014, the equity forward transactions could have been settled with physical delivery of the shares to the forward counterparty in exchange for cash of $139 million. At March 31, 2014, the shares remaining under the equity forward transactions could also have been cash settled, with delivery of cash of approximately $6 million (which amount includes $6 million of underwriting discount) to the forward counterparty, or net share settled with delivery of approximately 220,000 shares of common stock to the forward counterparty.

Prior to their settlement, the shares remaining under the equity forward transactions will be reflected in HEI’s diluted EPS calculations using the treasury stock method. Under this method, the number of shares of HEI’s common stock used in calculating diluted EPS for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the equity forward transactions less the number of shares that could be purchased by HEI in the market (based on the average market price during that reporting period) using the proceeds receivable upon settlement of the equity forward transactions (based on the adjusted forward sale price at the end of that reporting period). The excess number of shares is weighted for the portion of the reporting period in which the equity forward transactions are outstanding.
Accordingly, before physical or net share settlement of the equity forward transactions, and subject to the occurrence of certain events, HEI anticipates that the forward sale agreement and additional forward sale agreement will have a dilutive effect on HEI’s EPS only during periods when the applicable average market price per share of HEI’s common stock is above the per share adjusted forward sale price, as described above. However, if HEI decides to physically or net share settle the forward sale agreement and additional forward sale agreement, any delivery by HEI of shares upon settlement could result in dilution to HEI’s EPS.
For the three months ended March 31, 2014, the equity forward transactions did not have a material dilutive effect on HEI’s EPS.
Accumulated other comprehensive income.  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized losses on securities	Unrealized losses on derivatives	Retirement benefits plans	AOCI	AOCI -retirement benefit plans
Balance, December 31, 2013	$(3,663)	$(525)	$(12,562)	$(16,750)	$608
Current period other comprehensive income	805	59	303	1,167	9
Balance, March 31, 2014	$(2,858)	$(466)	$(12,259)	$(15,583)	$617

Balance, December 31, 2012	$10,761	$(760)	$(36,424)	$(26,423)	$(970)
Current period other comprehensive income	(828)	59	708	(61)	18
Balance, March 31, 2013	$9,933	$(701)	$(35,716)	$(26,484)	$(952)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended March 31
(in thousands)	2014	2013	Affected line item in the Statement of Income
HEI consolidated
Net realized gains on securities	$(1,715)	$—	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	59	59	Interest expense
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	2,813	6,021	See Note 5 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(2,510)	(5,313)	See Note 5 for additional details
Total reclassifications	$(1,353)	$767
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	$2,519	$5,331	See above
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(2,510)	(5,313)	See above
Total reclassifications	$9	$18

8 · Fair value measurements
Fair value estimates are based on the price that would be received to sell an asset, or paid upon the transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value estimates are generally determined based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent sources. However, in certain cases, the Company and the Utilities use their own assumptions about market participant assumptions based on the best information available in the circumstances. These valuations are estimates at a specific point in time, based on relevant market information, information about the financial instrument and judgments regarding future expected loss experience, economic conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result if the Company or the Utilities were to sell its entire holdings of a particular financial instrument at one time. Because no active trading market exists for a portion of the Company’s and the Utilities' financial instruments, fair value estimates cannot be determined with precision. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates.  In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates, but have not been considered in making such estimates.
The Company and the Utilities group its financial assets measured at fair value in three levels outlined as follows:
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

The Company and/or the Utilities used the following methods and assumptions to estimate the fair value of each applicable class of financial instruments for which it is practicable to estimate that value:
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

The estimated fair values of certain of the Company’s and the Utilities' financial instruments were as follows:

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobser-vable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2014
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment and mortgage-related securities	517,534	—	517,534	—	517,534
Investment in stock of Federal Home Loan Bank of Seattle	86,697	—	86,697	—	86,697
Loans receivable, net	4,151,900	—	—	4,259,181	4,259,181
Derivative assets	34,442	22	212	—	234
Financial liabilities
Deposit liabilities	4,477,987	—	4,479,848	—	4,479,848
Short-term borrowings—other than bank	136,369	—	136,369	—	136,369
The Utilities' short-term borrowings (included in amount above)	34,996	—	34,996	—	34,996
Other bank borrowings	244,642	—	255,357	—	255,357
Long-term debt, net—other than bank	1,492,945	—	1,564,394	—	1,564,394
The Utilities' long-term debt, net (included in amount above)	1,217,945	—	1,282,346	—	1,282,346
Derivative liabilities	3,122	—	7	—	7
December 31, 2013
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment and mortgage-related securities	529,007	—	529,007	—	529,007
Investment in stock of Federal Home Loan Bank of Seattle	92,546	—	92,546	—	92,546
Loans receivable, net	4,115,415	—	—	4,211,290	4,211,290
Derivative assets	46,356	98	531	—	629
Financial liabilities
Deposit liabilities	4,372,477	—	4,374,377	—	4,374,377
Short-term borrowings—other than bank	105,482	—	105,482	—	105,482
Other bank borrowings	244,514	—	256,029	—	256,029
Long-term debt, net—other than bank	1,492,945	—	1,508,425	—	1,508,425
The Utilities' long-term debt, net (included in amount above)	1,217,945	—	1,228,966	—	1,228,966
Derivative liabilities	4,732	—	26	—	26
 As of March 31, 2014 and December 31, 2013, loan commitments and unused lines and letters of credit issued by ASB had notional amounts of $1.7 billion and $1.6 billion, respectively, and their estimated fair value on such dates were $0.6 million and $0.2 million, respectively. As of March 31, 2014 and December 31, 2013, loans serviced by ASB for others had notional amounts of $1.4 billion, and the estimated fair value of the servicing rights for such loans was $15.9 million and $15.7 million, respectively.

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
ASB utilizes forward commitments as economic hedges against potential changes in the values of the IRLCs and loans held for sale. To reduce the impact of price fluctuations of IRLC and mortgage loans held for sale, ASB will purchase to be announced (TBA) mortgage-backed securities forward commitments, mandatory and best effort commitments. These commitments help protect ASB's loan sale profit margin from fluctuations in interest rates.  The changes in the fair value of these commitments are recognized as part of mortgage banking income on the consolidated statements of income. TBA forward commitments are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets. The fair values of ASB’s best efforts and mandatory delivery loan sale commitments are determined similarly to the IRLCs using quoted prices in the market place that are observable and are classified as Level 2 measurements.
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2014			December 31, 2013
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$431,014	$—	$—	$369,444	$—
U.S. Treasury and federal agency obligations	—	86,520	—	—	80,973	—
Municipal bonds	—	—	—	—	78,590	—
	$—	$517,534	$—	$—	$529,007	$—
Derivative assets [1]
Interest rate lock commitments	$—	$199	$—	$—	$488	$—
Forward commitments	22	13	—	98	43	—
	$22	$212	$—	$98	$531	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$5	$—	$—	$24	$—
Forward commitments	—	2	—	—	2	—
	$—	$7	$—	$—	$26	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.

Fair value measurements on a nonrecurring basis.  From time to time, the Company and the Utilities may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the writedowns of individual assets. ASB does not record loans at fair value on a recurring basis. However, from time to time, ASB records nonrecurring fair value adjustments based on the current appraised value of the collateral securing impaired loans or unobservable market assumptions. Unobservable assumptions reflect ASB’s own estimate of the fair value of collateral used in valuing impaired loans. ASB may also be required to measure goodwill at fair value on a nonrecurring basis. During the first three months of 2014, it was not required that a measurement of the fair value of goodwill be calculated and goodwill was not measured at fair value.

Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements
(in millions)	Balance	Level 1	Level 2	Level 3
Loans
March 31, 2014	$5	$—	$—	$5
December 31, 2013	4	—	—	4
 At March 31, 2014 and 2013, there were no adjustments to fair value for ASB’s loans held for sale.

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

Commercial loans.  The fair value of ASB’s commercial loans that were written down due to impairment was determined based on the value placed on the assets of the business, and therefore, is classified as a Level 3 measurement.

For loans classified as Level 3 as of March 31, 2014, the significant unobservable inputs used in the fair value measurement were as follows:

				Significant unobservable input value [1]
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
March 31, 2014
Residential loans	$3,040	Fair value of property or collateral	Appraised value less 7% selling costs	60-96%	86%
Home equity lines of credit	169	Fair value of property or collateral	Appraised value less 7% selling costs	43-50%	49%
Commercial loans	217	Fair value of property or collateral	Fair value of business assets		19%
Commercial loans	1,632	Discounted cash flow	Present value of expected future cash flows		57%
			Discount rate		4.5%
Total loans	$5,058
December 31, 2013
Residential loans	$2,361	Fair value of property or collateral	Appraised value less 7% selling costs	44-96%	87%
Home equity lines of credit	170	Fair value of property or collateral	Appraised value less 7% selling costs	45-50%	50%
Commercial loans	217	Fair value of property or collateral	Fair value of business assets		19%
Commercial loans	1,668	Discounted cash flow	Present value of expected future cash flows		58%
			Discount rate		4.5%
Total loans	$4,416
 1 Represent percent of outstanding principal balance.

Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

9 · Cash flows

Three months ended March 31	2014	2013
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$20	$21
Income taxes paid/(refunded)	(18)	(3)
Hawaiian Electric consolidated
Interest paid	13	14
Income taxes paid/(refunded)	(8)	(26)
Supplemental disclosures of noncash activities
HEI consolidated
Common stock dividends reinvested in HEI common stock [1]	—	6
Increases in common stock related to director and officer compensatory plans	1	—
Real estate acquired in settlement of loans	1	1
Obligations to fund low income housing investments	10	—
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and other	9	3

1         The amounts shown represent common stock dividends reinvested in HEI common stock under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) in noncash transactions. As of March 6, 2014, HEI began satisfying the share purchase requirements of the DRIP through open market purchases of its common stock rather than through new issuances.

10 · Recent accounting pronouncements
Obligations resulting from joint and several liability.  In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date,” which provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The guidance requires entities to measure these obligations as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information.
The Company and the Utilities retrospectively adopted ASU No. 2013-04 in the first quarter of 2014 and it did not have a material impact on the Company’s or the Utilities' results of operations, financial condition or liquidity.
Unrecognized tax benefits (UTBs).  In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires the netting of UTBs against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs should be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.
The Company and the Utilities prospectively adopted ASU No. 2013-11 in the first quarter of 2014 and it did not have a material impact on the Company’s or the Utilities' results of operations, financial condition or liquidity.
Investments in Qualified Affordable Housing Projects. In January 2014, the FASB issued ASU No. 2014-01, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects,” which permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments also require additional disclosures.
The Company has not determined whether it will retrospectively adopt ASU No. 2014-01 in 2014 or the first quarter of 2015, as early adoption is permitted. The Company has not determined the impact of adoption on its results of operations, financial condition or liquidity.
Reclassification of loans upon foreclosure. In January 2014, the FASB issued ASU No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer

Mortgage Loans upon Foreclosure,” which clarifies when an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer loan. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer loan upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through a deed in lieu of foreclosure or through a similar legal agreement. The amendment also requires additional disclosures.
The Company plans to prospectively adopt ASU No. 2014-04 in the first quarter of 2015 and does not believe that such adoption will have a material impact on the Company’s results of operations, financial condition or liquidity.
11 · Credit agreements and long-term debt
Credit agreements.
HEI. On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s original facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 18% as of March 31, 2014, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric. On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million, provided for a term of the facility to April 1, 2015 (but which term is to be extended to up to April 2, 2019 upon approval by the PUC during the initial term), and provided improved pricing compared to Hawaiian Electric’s original facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 125 basis points and annual fees on undrawn commitments of 17.5 basis points. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 42% for Hawaii Electric Light and 45% for Maui Electric as of March 31, 2014, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 56% as of March 31, 2014, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI.
The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.

Changes in long-term debt.
May 2014 loan.  On May 2, 2014, HEI entered into a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Royal Bank of Canada and U.S. Bank, National Association, which agreement includes the same financial covenant and customary conditions as the HEI credit agreement described above. On May 2, 2014, HEI drew a $125 million Eurodollar term loan for a term of two years and at an initial interest rate of 1.12% for an initial three month interest period. The proceeds from the term loan were used to pay-off $100 million of 6.51% medium term notes at maturity on May 5, 2014, pay down maturing commercial paper and for general corporate purposes.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2013 Form 10-K and should be read in conjunction with such discussion and the 2013 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2013 Form 10-K, as well as the quarterly (as of and for the three months ended March 31, 2014) financial statements and notes thereto included in this Form 10-Q.
HEI consolidated

RESULTS OF OPERATIONS

(in thousands, except per	Three months ended March 31%
share amounts)	2014	2013	change	Primary reason(s)*
Revenues	$783,749	$782,232	—	Increase for the electric utility segment, partly offset by decrease for the bank segment
Operating income	88,306	68,825	28	Increase for the electric utility segment
Net income for common stock	45,927	33,679	36	Higher operating income and allowance for equity funds used during construction, partly offset by higher “interest expense, net—other than on deposit liabilities and other bank borrowings”
Basic earnings per common share	$0.45	$0.34	32	Higher net income, partly offset by the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	101,382	98,135	3	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

*                 Also, see segment discussions which follow.

Notes:  The Company’s effective tax rates (combined federal and state) for the first three months of 2014 and 2013 were 35% and 34%, respectively.
HEI’s consolidated ROACE was 10.4% for the twelve months ended March 31, 2014 and 8.5% for the twelve months ended March 31, 2013.
Dividends.  The payout ratios for the first three months of 2014 and full year 2013 were 68% and 76%, respectively. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.
Economic conditions.
Note: The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Department of Business, Economic Development and Tourism (DBEDT); University of Hawaii Economic Research Organization, U.S. Bureau of Labor Statistics; Blue Chip Economic Indicators; U.S. Energy Information Administration; Hawaii Tourism Authority (HTA); Honolulu Board of REALTORS®; Bureau of Economic Analysis and national and local newspapers).
Following a record-setting year in 2013, Hawaii’s tourism industry, a significant driver of Hawaii’s economy, experienced a decline in the first quarter of 2014 compared to the same period last year. Visitor arrivals and expenditures decreased 3.2% and 3.1%, respectively, in the first quarter of 2014 compared to the first quarter of 2013. Despite the slow start to the year, the outlook for the visitor industry remains positive. The Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the second quarter of 2014 to increase by 3.1% over the second quarter of 2013, driven by continued increases in international flights.
Hawaii’s unemployment rate was relatively stable at 4.5% in March 2014, lower than the state’s 4.8% rate in March 2013 and the March 2014 national unemployment rate of 6.7%.
Hawaii real estate activity, as indicated by the home resale market, was strong in the first quarter of 2014 as the median sales price for single family residential homes on Oahu increased 9.2% and the number of closed sales increased 1.9% over the same period in 2013. Oahu condominiums also maintained strong momentum as the median sales price rose 1.5% and closed sales increased 1.7% in the first quarter of 2014 over the first quarter of 2013.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The dramatic reduction in Japan’s nuclear production following the tragic earthquake and tsunami in March 2011 increased regional demand for energy supplies, including petroleum, and the prices of the Utilities’ fuels have accordingly remained at the elevated 2011 level through the first quarter of 2014.
At its March 19, 2014 meeting, the Federal Open Market Committee (FOMC) noted that there is sufficient underlying strength in the broader economy to support ongoing improvement in labor market conditions. In light of this progress, the FOMC decided to make a further measured reduction in the pace of purchases of Treasury and agency mortgage-backed securities beyond the steps taken after its meeting in January 2014. The FOMC indicated that if economic data continues to support the outlook of ongoing improvement, the pace of asset purchases would likely be further reduced, however, asset purchases are not on a preset course and are still contingent on FOMC evaluation. The FOMC maintained a highly accommodative stance regarding monetary policy. The federal funds rate target was held at 0% to 0.25% and is expected to remain at record low rates for a considerable time after the asset purchase program ends.
Overall, Hawaii’s economy is expected to see continuing growth in 2014 and 2015. Local economic growth is expected to be supported by the turn around in the public sector and the ongoing expansion in the construction industry. Softening economic prospects in the U.S., continued uncertainty in global economies, slowing growth in China and the looming consumption tax increases slated for Japan pose possible risks to local economic growth.
Recent tax developments. The American Taxpayer Relief Act of 2012 provided a one year extension of 50% bonus depreciation through 2013, which increased federal tax depreciation for 2013 by an estimated $131 million, primarily attributable to the Utilities. Congress has not extended bonus depreciation for 2014 plant additions. Thus, income tax cash payments are expected to increase in 2014 compared to 2013.
Also, see Note 3 of the Consolidated Financial Statements.
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
Retirement benefits.  For the first three months of 2014, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a gain, after investment management fees, of 1.5%. The market value of these assets as of March 31, 2014 was $1.4 billion (including $1.3 billion for the Utilities) compared to $1.4 billion at December 31, 2013 (including $1.2 billion for the Utilities).
The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2014 will be $59 million ($58 million by the Utilities, $1 million by HEI and nil by ASB), which is expected to fully satisfy the minimum contribution requirements, including requirements of the Utilities’ pension and other postretirement benefits tracking mechanisms and the plans’ funding policies.
During the first quarter of 2014, the Society of Actuaries issued an exposure draft with a proposed revised mortality table for use by actuaries, insurance companies, governments, benefit plan sponsors and others in setting assumptions regarding life expectancy in the United States for purposes of estimating pension and OPEB obligations, costs and required contribution amounts. The newly proposed mortality tables indicate substantial life expectancy improvements since the last study published in 2000 (RP 2000). Adoption of the new mortality table would result in significantly increased future pension and OPEB plan obligations, costs and required contribution amounts across all plan sponsors. The Company is currently evaluating the exposure draft and potential impacts to the December 31, 2014 valuation and future expected pension and OPEB plan obligations, cost and contributions. The IRS has indicated the RP 2000 table with mortality improvements projected seven years beyond the valuation date for annuitants and fifteen years beyond the valuation date for non-annuitants should be used for

Employee Retirement Income Security Act of 1974, as amended (ERISA) funding calculations impacting qualified pension plans in 2014 and 2015 by sponsors electing the static mortality option, meaning the earliest a new table is expected to be required for determining minimum ERISA funding requirements is January 1, 2016.
Commitments and contingencies.  See Note 3, "Electric utility segment" and Note 4, “Bank segment,” of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 10, “Recent accounting pronouncements,” of the Consolidated Financial Statements.
“Other” segment.

	Three months ended March 31
(in thousands)	2014	2013	Primary reason(s)
Revenues	$68	$35
Operating loss	(3,983)	(4,047)	Lower administrative and general expenses due in part to lower retirement benefits expense
Net loss	(4,032)	(4,905)	Lower operating loss and interest expense and higher income tax benefits
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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	March 31, 2014		December 31, 2013
Short-term borrowings—other than bank	$136	4%	$105	3%
Long-term debt, net—other than bank	1,493	44	1,493	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,746	51	1,727	51
	$3,409	100%	$3,359	100%
 HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Three months ended March 31, 2014	Balance
(in millions)	Average balance	March 31, 2014	December 31, 2013
Short-term borrowings [1]
Commercial paper	$91	$101	$105
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility (expiring December 5, 2016) [2]		125	125

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first three months of 2014 was $106 million. At April 30, 2014, HEI had $96 million in outstanding commercial paper and its line of credit facility was undrawn.

[2]
On April 2, 2014, HEI entered into an amended and restated revolving unsecured credit agreement, which increased HEI’s line of credit to $150 million from $125 million and extended the term. See Note 11 of the Consolidated Financial Statements.

 HEI has a line of credit facility, as amended and restated on April 2, 2014, of $150 million. See Note 11 of the Consolidated Financial Statements.
The Company raised $3 million through the issuance of approximately 0.1 million shares of common stock under the DRIP, the HEIRSP and ASB 401(k) Plan from January 1 through March 5, 2014. As of March 6, 2014, HEI began satisfying the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than through new issuances.
On May 2, 2014, HEI closed a two-year term loan from three banks for $125 million. See Note 11 of the Consolidated Financial Statements for a brief description of the loan agreement and the application of the proceeds of the loan.
In March 2013, HEI entered into equity forward transactions in which a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and such borrowed shares were sold pursuant to an HEI registered public offering. See Note 11 of the Consolidated Financial Statements. In the fourth quarter of 2014, HEI intends to issue a portion of the 5.7 million shares remaining under the equity forward transactions to raise net proceeds of approximately $30 million to $40 million to help fund its investments in Hawaiian Electric.
On March 6, 2013, HEI issued $50 million of 3.99% Senior Notes due March 6, 2023 via a private placement. HEI used the net proceeds from the issuance of the Senior Notes to refinance $50 million of its 5.25% medium-term notes that matured on March 7, 2013. The Senior Notes contain customary representation and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable) and provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s line of credit facility.
For the first three months of 2014, net cash provided by operating activities of HEI consolidated was $19 million. Net cash used by investing activities for the same period was $74 million, due to Hawaiian Electric’s consolidated capital expenditures, a net increase in ASB’s loans held for investment and purchases of investment and mortgage-related securities, partly offset by ASB's proceeds from sales of investment securities and repayments of investment and mortgage-related securities and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $104 million as a result of several factors, including net increases in deposit liabilities and short-term borrowings and proceeds from the issuance of common stock under HEI plans, partly offset by the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.) During the first three months of 2014, Hawaiian Electric and ASB (through ASHI) paid cash dividends to HEI of $23 million and $9 million, respectively.
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond the Company’s control and could cause future results of operations to differ materially from historical results. For information about certain of these factors, see pages 45, 59 to 61, and 71 to 73 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2013 Form 10-K.
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
For information about these material estimates and critical accounting policies, see pages 46, 61 to 62, and 73 to 74 of HEI’s MD&A included in Part II, Item 7 of HEI’s 2013 Form 10-K.

 Following are discussions of the results of operations, liquidity and capital resources of the electric utility and bank segments.
Electric utility
RESULTS OF OPERATIONS
Utility strategic progress.  The Utilities continue to make significant progress in implementing their renewable energy strategies to support Hawaii’s efforts to reduce its dependence on oil. The PUC issued several important regulatory decisions during the the last few years, including a number of interim and final rate case decisions (see table in “Most recent rate proceedings” below).
The Utilities are committed to achieving or exceeding the State’s Renewable Portfolio Standard goal of 40% renewable energy by 2030 (see “Renewable energy strategy” below). In addition, while it will not take precedence over the Utilities’ work to increase their use of renewable energy, the Utilities are also working with the State of Hawaii and other entities to examine the possibility of using liquefied natural gas (LNG) as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used for the remaining generation. In December 2013, the Utilities executed a non-binding memorandum of understanding with The Gas Company, LLC d/b/a HawaiiGAS, documenting the parties’ desire to work together to (a) develop and/or secure infrastructure for large scale importation of LNG into Hawaii and (b) establish a consortium to competitively procure the LNG and provide storage and regasification of it at an LNG terminal site. In March 2014, Hawaiian Electric issued a request for proposals (RFP) for the supply of LNG to Hawaii using International Standards Organization containers. Final bid submissions are expected in May 2014.
Regulatory.  In January 2013, the Utilities and Consumer Advocate signed a settlement agreement (2013 Agreement), which the PUC approved with clarifications in March 2013 (2013 D&O). See the discussion under “Most recent rate proceedings” below.
In 2010, the PUC issued an order approving decoupling, which was implemented by the Utilities in 2011 or 2012. The decoupling model implemented delinks revenues from sales and includes annual revenue adjustments for certain O&M expenses and rate base changes.
Under decoupling, the most significant drivers for improving earnings are:
•completing major capital projects within PUC approved amounts and on schedule;
•managing O&M expense relative to authorized O&M adjustments; and
•regulatory outcomes that cover O&M requirements and rate base items not included in the RAMs.
On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers, and are in the public interest. On February 7, 2014, in the first part of this bifurcated proceeding, the PUC issued a D&O on select issues, which made certain modifications to the decoupling mechanism. Among other things, the D&O requires:

•
An adjustment to the Rate Base RAM Adjustment to include 90% of the amount of the current RAM Period Rate Base RAM Adjustment that exceeds the Rate Base RAM Adjustment from the prior year, to be effective with the Utilities' 2014 decoupling filing.

•
Effective March 1, 2014, the interest rate to be applied on the outstanding RBA balances to be the short term debt rate used in each Utilities last rate case (ranging from 1.25% to 3.25%), instead of the 6% that has been previously approved.

The second part of this proceeding will continue this year with panel hearings scheduled for August 2014. See "Decoupling" in Note 3 of the Consolidated Financial Statements.
Actual and PUC-allowed (as of March 31, 2014) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended March 31, 2014	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.86	7.01	6.75	9.21	7.64	7.68	9.95	7.92	8.20
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(0.25)	(1.30)	(0.59)	(0.79)	(2.36)	(1.32)	(0.05)	(2.08)	(0.80)
*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as executive bonuses and advertising.

The approval of decoupling by the PUC has helped the Utilities to gradually improve their ROACEs, which in turn will facilitate the Utilities’ ability to effectively raise capital for needed infrastructure investments. However, the Utilities continue to expect an ongoing structural gap between their PUC-allowed ROACEs and the ROACEs actually achieved due to the following:
•the timing of general rate case decisions,

•	the effective date of June 1 (rather than January 1) for the RAMs for Hawaii Electric Light and Maui Electric currently, and for Hawaiian Electric beginning in 2017,
•the 5-year historical average for baseline plant additions,

•	the modifications to the rate base RAM and RBA interest rate per the PUC's February 2014 decision on decoupling (as discussed in Note 3 of the Consolidated Financial Statements), and
•the PUC’s consistent exclusion of certain expenses from rates.
The structural gap in 2014 to 2016 is expected to be 100 to 130 basis points. Factors which impact the range of the structural gap include the actual sales impacting the size of the RBA regulatory asset, the actual level of baseline additions in any given year relative to the 5-year historical average, and the timing, nature, and size of any general rate case. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the Utilities (primarily investments in software projects, changes in fuel inventory and O&M in excess of indexed escalations). The specific magnitude of the impact will depend on various factors, including the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. Earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. For 2013, Maui Electric’s rate-making ROACE was 9.35%, which was above the PUC allowed 9% ROACE and triggered the earnings sharing mechanism. As a result, Maui Electric will credit its customers $0.4 million for their portion of the earnings sharing. Maui Electric’s 2013 ratemaking ROACE of 9.35% included adjustments to Maui Electric’s actual ROACE of 8.91% such as the exclusion of expenses not considered in establishing electric rates (e.g., executive bonuses). For 2013, Hawaiian Electric’s rate-making ROACE was 8.95% and Hawaii Electric Light’s rate-making ROACE was 7.46%, which did not trigger the earnings sharing mechanism.
Annual decoupling filings. On March 31, 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric submitted their annual decoupling filings for tariffed rates for each respective utility that will be effective from June 1, 2014 through May 31, 2015 unless the filings are modified or suspended by the PUC. The tariffed rates include: (1) RAM adjusted revenues (the components of the annual incremental changes are shown below) with the 2014 rate base RAM return on investment calculated as the PUC ordered in its recent investigative docket on the decoupling mechanism, (2) accrued earnings sharing credits to be refunded, and (3) the amount of the accrued RBA balance as of December 31, 2013 (and associated revenue taxes) to be collected:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues
O&M	$4.0	$0.9	$1.0
Invested capital	27.4	3.9	4.5
Total annual incremental RAM adjusted revenues	$31.4	$4.8	$5.5
Accrued earnings sharing credits to be refunded	$—	$—	$(0.4)
Accrued RBA balance as of December 31, 2013 (and associated revenue taxes) to be collected	$72.6	$8.2	$9.6
On May 31, 2013, the PUC approved the revised 2013 decoupling filings for tariffed rates for the Utilities that will be effective from June 1, 2013 through May 31, 2014. The amounts approved as noted below reflect the Utilities’ agreements with the position of the Consumer Advocate. The approved tariffed rates include:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues
O&M	$3.9	$0.9	$1.0
Invested capital	27.5	1.2	2.4
Total annual incremental RAM adjusted revenues	$31.4	$2.1	$3.4
Accrued earnings sharing credits to be refunded	$(2.6)	$—	$—
Accrued RBA balance as of December 31, 2012 (and associated revenue taxes) to be collected	$55.4	$4.9	$5.8
Results.

Three months ended March 31		Increase
2014	2013	(decrease)		(dollars in millions, except per barrel amounts)
$720	$717	$3		Revenues. Increase largely due to:
			$16	higher decoupling revenues, including the RB and O&M RAM acceleration for Hawaiian Electric
			10	higher purchased power costs
			(22)	lower fuel costs
			(2)	Maui Electric test year 2012 final D&O received on May 31, 2013
286	305	(19)		Fuel oil expense. Decrease largely due to lower KWHs generated, resulting from higher purchased power, partially offset by lower fuel efficiency performance of generators on Oahu
165	153	12
Purchased power expense. Increase due to higher KWHs purchased and capacity/non-fuel charges as a result of decreased availability of AES in 2013 and expanded capacity of HPower in 2014, offset by lower purchase power energy costs

89	102	(13)		Operation and maintenance expenses. Decrease due to:
			(6)	lower costs due to timing of overhauls
			(3)	lower production costs due to deactivation of HPP during the quarter and modification of operation due to lower load generation
			(2)	lower customer service costs that were elevated in 2013 during the stabilization period for the new CIS
110	106	4		Other expenses. Increase in depreciation primarily due to plant investments
71	51	20		Operating income. Increase due to lower expenses
35	24	11		Net income for common stock. Increase due to higher operating income

2,126	2,123	3		Kilowatthour sales (millions)
67.1	66.0	1.1		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
828	789	39		Cooling degree days (Oahu)
$131.15	$130.83	$0.32		Average fuel oil cost per barrel
452,626	449,512	3,114		Customer accounts (end of period)
 Note:  The electric utilities had effective tax rates for the first quarters of 2014 and 2013 of 37% and 35%, respectively. The higher rate in 2014 was primarily due to a research and development credit of $0.3 million in the first quarter of 2013 (the last year of the credit), no taxes on nontaxable executive life insurance proceeds of $0.3 million in the first quarter of 2013 and higher income in the first quarter of 2014, resulting in the state tax credit amortization having a lesser impact in lowering the effective tax rate in the first quarter of 2014 compared to 2013.

Hawaiian Electric’s consolidated ROACE was 8.7% for the twelve months ended March 31, 2014 and 6.7% for the twelve months ended March 31, 2013.

The Utilities' consolidated KWH sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities' 2014 and 2015 KWH sales are expected to further decline below 2013 levels.
Other operation and maintenance expenses (excluding expenses covered by surcharges or by third parties) for 2014 are projected to be relatively flat as compared to 2013 as the Utilities expect to manage expenses to near 2013 levels.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of March 31, 2014 amounted to $3.6 billion, of which approximately 28% related to production PPE, 62% related to transmission and distribution PPE, and 10% related to other PPE. Approximately 3% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission.  See “Adequacy of supply” below.
See “Economic conditions” in the “HEI Consolidated” section above.
Most recent rate proceedings.  Unless otherwise agreed or ordered, each electric utility is currently required by PUC order to initiate a rate proceeding every third year (on a staggered basis) to allow the PUC and the Consumer Advocate to regularly evaluate decoupling and to allow the utility to request electric rate increases to cover rising operating costs and the cost of plant and equipment, including the cost of new capital projects to maintain and improve service reliability. The PUC may grant an interim increase within 10 to 11 months following the filing of an application, but there is no guarantee of such an interim increase and interim amounts collected are refundable, with interest, to the extent they exceed the amount approved in the PUC’s final D&O. The timing and amount of any final increase is determined at the discretion of the PUC. The adoption of revenue, expense, rate base and cost of capital amounts (including the ROACE and RORB) for purposes of an interim rate increase does not commit the PUC to accept any such amounts in its final D&O.
The following table summarizes certain details of each utility’s most recent rate cases, including the details of the increases requested, whether the utility and the Consumer Advocate reached a settlement that they proposed to the PUC and the details of any granted interim and final PUC D&O increases.

Test year (dollars in millions)	Date (applied/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2011 (1)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29
Interim increase (adjusted)	5/21/12	58.8	3.4	10.00	8.11	1,386	56.29
Final increase	9/1/12	58.1	3.4	10.00	8.11	1,386	56.29
Hawaii Electric Light
2010 (2)
Request	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91
Final increase	4/9/12	4.5	1.3	10.00	8.31	465	55.91
2013 (3)
Request	8/16/12	$19.8	4.2	10.25	8.30	$455	57.05
Closed	3/27/13
Maui Electric
2012 (4)
Request	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes
Interim increase	6/1/12	13.1	3.2	10.00	7.91	393	56.86
Final increase	8/1/13	5.3	1.3	9.00	7.34	393	56.86
__________________________________________
Note:  The “Request Date” reflects the application filing date for the rate proceeding. All other line items reflect the effective dates of the revised schedules and tariffs as a result of PUC-approved increases.

(1)   Hawaiian Electric filed a request with the PUC for a general rate increase of $113.5 million, based on depreciation rates and methodology as proposed by Hawaiian Electric in a separate depreciation proceeding. Hawaiian Electric’s request was primarily to pay for major capital projects and higher O&M costs to maintain and improve service reliability and to recover the costs for several proposed programs to help reduce Hawaii’s dependence on imported oil, and to further increase reliability and fuel security.
The $53.2 million, $58.2 million, and $58.8 million interim increases, and the $58.1 million final increase, include the $15 million in annual revenues that were being recovered through the decoupling RAM prior to the first interim increase.
(2)   Hawaii Electric Light’s request was primarily to cover investments for system upgrade projects, two major transmission line upgrades and increasing O&M expenses. On February 8, 2012, the PUC issued a final D&O, which reflected the approval of decoupling and cost-recovery mechanisms, and on February 21, 2012, Hawaii Electric Light filed its revised tariffs to reflect the increase in rates. On April 4, 2012, the PUC issued an order approving the revised tariffs, which became effective April 9, 2012. Hawaii Electric Light implemented the decoupling mechanism and began tracking the target revenues and actual recorded revenues via a revenue balancing account. Hawaii Electric Light also reset the heat rates and implemented heat rate deadbands and the PPAC, which provides a surcharge mechanism that more closely aligns cost recovery with costs incurred. The revised tariffs reflect a lower increase in annual revenue requirement compared to the interim increase due to factors that became effective concurrently with the revised tariffs (lower depreciation rates and lower ROACE) and therefore, no refund to customers was required.
(3)   Hawaii Electric Light’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. As a result of the 2013 Agreement and 2013 D&O (described below), the rate case was withdrawn and the docket has been closed.
(4)    Maui Electric’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. See discussion on final D&O, including the refund to customers in September and October 2013 required as a result of the final D&O, in Note 3 of the Consolidated Financial Statements.
Hawaiian Electric 2011 test year rate case.  In the Hawaiian Electric 2011 test year rate case, the PUC had granted Hawaiian Electric’s request to defer CIS project O&M expenses (limited to $2,258,000 per year in 2011 and 2012) that were to be subject to a regulatory audit of project costs, and allowed Hawaiian Electric to accrue allowance for funds used during construction (AFUDC) on these deferred costs until the completion of the regulatory audit.
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 of 2014, 2015 and 2016 (which resulted in $7 million of additional revenues for the first quarter of 2014). On March 19, 2013, the PUC issued its 2013 D&O approving the 2013 Agreement, with clarifications.
Hawaiian Electric 2014 test year rate case.  On October 30, 2013 Hawaiian Electric filed with the PUC a Notice of Intent to file an application for a general rate case (on or after January 2, 2014, but before June 30, 2014, using a 2014 test year) and a motion, which was subsequently recommended by the Consumer Advocate, for approval of test period waiver. Hawaiian Electric’s filing of a 2014 rate case would be in accordance with a PUC order which calls for a mandatory triennial rate case cycle. On March 7, 2014, the PUC issued an order granting Hawaiian Electric’s motion to waive the requirement to utilize a split test year, and authorized a 2014 test year.
Renewable energy strategy.  The Utilities’ policy is to support efforts to increase renewable energy in Hawaii. The Utilities believe their actions will help stabilize customer bills as they become less dependent on costly and price-volatile fossil fuel. The Utilities’ renewable energy strategy will also allow them to meet Hawaii’s RPS law, which requires electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. The Utilities met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including savings from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from DSM energy efficiency programs and solar water heating will not count toward the RPS after 2014. For 2013, the Utilities achieved an RPS without DSM energy savings of 18%, primarily through a comprehensive portfolio of renewable energy PPAs, net energy metering programs and biofuels. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems. The Utilities are on track to exceed their 2015 RPS goal, and lead the nation in terms of the amount of photovoltaic systems installed by its customers. Additionally, the State continues to pursue reduction in energy use, as embodied in its energy efficiency portfolio standard (EEPS) goals. As more generating resources, whether utility scale or distributed generation, are added to the Utilities' electric systems and customers reduce their energy usage, the ability to accommodate additional generating resources and to accept energy from existing resources is becoming more challenging. As a result, there is a growing risk that energy production from generating resources may be curtailed and the interconnection of additional resources will be constrained. The Utilities have been progressively making changes in their operating practices and are pursuing investments in grid modernization technologies to mitigate these risks and allow the production of additional renewable energy.

Developments in the Utilities’ renewable energy strategy include the following:

•
In July 2011, the PUC directed Hawaiian Electric to submit a draft RFP for the PUC’s consideration for a competitive bidding process for 200 MW or more of renewable energy to be delivered to, or to be sited on, the island of Oahu. In October 2011, Hawaiian Electric filed a draft RFP with the PUC. In July 2013, the PUC issued orders related to the 200 MW RFP (see Note 3 of the Consolidated Financial Statements for additional information).

•	In May 2012, the PUC approved Hawaiian Electric’s 3-year biodiesel supply contract with Renewable Energy Group for continued biodiesel supply to CT-1 of 3 million to 7 million gallons per year.

•	In May 2012, Maui Electric began purchasing wind energy from the 21 MW Kaheawa Wind Power II, LLC facility, which went into commercial operation in July 2012.

•
In May 2012, Hawaiian Electric signed a contract, which was approved by the PUC, with the City and County of Honolulu to purchase an additional 27 MW of capacity and energy from an expanded waste-to-energy HPower facility, which was placed in service in April 2013.

•
In May 2012, Hawaii Electric Light signed a PPA, which the PUC approved in December 2013, with Hu Honua Bioenergy for 21.5 MW of renewable, dispatchable firm capacity fueled by locally grown biomass from a facility on the island of Hawaii.

•
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii. In February 2013, Hawaii Electric Light issued the Geothermal RFP and subsequently received six bids. In March 2014, Hawaii Electric Light proposed to defer the Geothermal RFP until the completion of the Hawaii Electric Light Power Supply Improvement Plan (PSIP) requested by the PUC, after which Hawaii Electric Light intends to issue an addendum to the Geothermal RFP to gather additional information from eligible bidders.

•
In August 2012, the battery facility at a 30 MW Kahuku wind farm experienced a fire. After the interconnection infrastructure was rebuilt and voltage regulation equipment was installed, the facility came up to full output in January 2014 to perform control system acceptance testing, and energy is being purchased at a base rate until PUC approval of an amendment to the PPA.

•
In August 2012, the PUC approved a waiver from the competitive bidding process to allow Hawaiian Electric to negotiate with the U.S. Army for construction of a 50 MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks on the island of Oahu and expected to be placed in service in 2017.

•	In September 2012, Hawaiian Electric began purchasing test wind energy from the 69 MW Kawailoa Wind, LLC facility. The wind farm was placed into full commercial operation in November 2012.

•
In December 2012, the PUC approved a 3-year biodiesel supply contract with Pacific Biodiesel to supply 250,000 to 1 million gallons of biodiesel at the Honolulu International Airport Emergency Power Facility beginning in 2013.

•	In December 2012, the 21 MW Auwahi Wind Energy LLC facility was placed into commercial operation, selling power to Maui Electric under a 20-year contract.

•	In December 2012, the 5 MW Kalaeloa Solar Two, LLC photovoltaic facility was placed into commercial operation, selling power to Hawaiian Electric under a 20-year contract.

•
In February 2013, Hawaiian Electric issued an “Invitation for Low Cost Renewable Energy Projects on Oahu through Request for Waiver from Competitive Bidding,” which seeks to lower the cost of electricity for customers in the near term with qualified renewable energy projects on Oahu that can be quickly placed into service at a low cost per KWH. Proposals were received and Hawaiian Electric is seeking waivers from the PUC Competitive Bidding Framework for 9 projects. On February 13, 2014, the PUC issued a D&O approving 3 waivers, for which executed PPAs need to be filed for PUC approval by June 13, 2014.

•
In May 2013, Maui Electric requested a waiver from the PUC Competitive Bidding Framework to conduct negotiations for a PPA for approximately 4.5 to 6.0 MW of firm power from a proposed Mahinahina Energy Park, LLC project, fueled with biofuel. In March 2014, the PUC issued a D&O approving the waiver request, provided that an executed PPA must be filed for PUC approval by September 2014.

•
In October 2013, Hawaiian Electric requested approval from the PUC for a waiver from the competitive bidding process and to commit $42.4 million for the purchase and installation of a 15 MW utility-scale PV generation system at its Kahe Power generation station property. If approved, the project is expected to be completed in early 2016.

•
In October 2013, the Utilities signed a 3-year biodiesel supply contract, subject to PUC approval, with Pacific Biodiesel Technologies, LLC to spot purchase as available biodiesel at cost parity to petroleum diesel.

•
In October 2013, the PUC approved Hawaiian Electric’s 20-year contract with Hawaii BioEnergy to supply 10 million gallons per year of biocrude at Kahe Power Plant to begin within five years of November 25, 2013.

•	In November 2013, the 5 MW Kalaeloa Renewable Energy Park, LLC photovoltaic facility was placed into commercial operation selling power to Hawaiian Electric under a 20-year contract.

•
In December 2013, the PUC denied approval of Hawaii Electric Light’s contract with Aina Koa Pono-Ka’u LLC (AKP) to supply 16 million gallons of biodiesel per year, citing the higher cost of the biofuel over the cost of petroleum diesel.

•
In December 2013, Hawaiian Electric requested PUC approval for a waiver of the Na Pua Makani Power Partners, LLC’s proposed 24 MW wind farm located in the Kahuku area on Oahu from the competitive bidding process and of the PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC for the proposed 24 MW wind farm.

•	In April 2014, Hawaiian Electric requested PUC approval of a PPA for Renewable As-Available Energy with Lanikuhana Solar, LLC for a proposed 20 MW photovoltaic facility on Oahu.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of March 31, 2014, there were 10 MW, 1 MW and 2 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of March 31, 2014, there were approximately 167 MW, 33 MW and 35 MW of installed net energy metering capacity from renewable energy technologies (mainly photovoltaic) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively. The amount of net energy metering capacity installed in 2013 was about 46% higher than the amount installed in 2012.

Adequacy of supply.
Hawaiian Electric. In April 2014, Hawaiian Electric filed its 2014 Adequacy of Supply (AOS) letter, which indicated that based on its February 2014 updated sales and peak forecast, Hawaiian Electric’s generation capacity is sufficient to meet reasonably expected demands for service and provide reasonable reserves for emergencies for the next three years (2014-2016). Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014 and anticipates deactivating two additional fossil fuel units at its Waiau Power Plant in the 2016 timeframe. Hawaiian Electric is proceeding with future firm capacity additions in coordination with the State of Hawaii Department of Transportation, and also the U.S. Department of the Army for a utility owned and operated renewable, dispatchable, generation security project on federal lands. Hawaiian Electric is continuing negotiations with two firm capacity IPPs on Oahu under PPAs scheduled to expire in 2016 and 2022.

Hawaii Electric Light. In January 2014, Hawaii Electric Light filed its 2014 AOS letter which indicated that Hawaii Electric Light`s generation capacity through 2016 is sufficiently large to meet all reasonably expected demands for service and provide reasonable reserves for emergencies.
In April 2014, Hawaii Electric Light submitted a Power Supply Plan (PSP), which develops the base plan for the next 10 years of operations based on current assumptions, system impact studies and economic analysis. Generation requirements for the future are based on a PV growth rate assumption derived from the current rapid growth rate.
The PSP outlined the process used to determine the future plans for existing and future generating units. Additional generation can be added based on the ability of new generation to lower the cost to customers and to meet the system operating stability requirements. The current plans are to add the Hu Honua Bioenergy, LLC plant in 2015, and potentially additional generation in 2020 following evaluation of the proposals received from bidders on an RFP for up to 50 MW of geothermal generation. The current plans also include decommissioning Shipman units 3 and 4 in 2015, seasonal cycling of the Puna plant in 2014 and deactivation in 2018, and occasional cycling operation of the Hill unit 5 in 2014, with deactivation in 2020 and decommissioning in 2022.
Hawaii Electric Light will review, revise and update the PSP based on new resource opportunities, identification of needs for additional resources or changes in assumptions. In its Reliability Standards Working Group order issued in April 2014, the PUC stated that it will consolidate for review in a new docket the Hawaii Electric Light PSP with the Power Supply Improvement Plans that are to be filed within 120 days by Hawaiian Electric and Maui Electric.
Maui Electric. In April 2014, Maui Electric filed its 2014 AOS letter, which indicated that Maui Electric’s generation capacity through 2015 is sufficient to meet the forecasted demands on the islands of Maui, Lanai, and Molokai. Maui Electric anticipates needing additional firm capacity on Maui in the 2016 timeframe, with greater capacity needs in 2019. In February 2014, Maui Electric deactivated two fossil fuel generating units at its Kahului Power Plant. Maui Electric anticipates the retirement of all generating units at the Kahului Power Plant in the 2019 timeframe because of their age. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make transmission system improvements needed to ensure reliability and voltage support in this timeframe.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively provide certain key policy, resource planning, and operational directives to the Utilities. See “April 2014 regulatory orders” in Note 3 of the Consolidated Financial Statements.
Commitments and contingencies.  See Note 3 of the Consolidated Financial Statements.

Recent accounting pronouncements.  See Note 10, “Recent accounting pronouncements,” of the Consolidated Financial Statements.
FINANCIAL CONDITION
Liquidity and capital resources.  Management believes that Hawaiian Electric’s ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities, commercial paper and lines of credit, is adequate to maintain sufficient liquidity to fund their respective capital expenditures and investments and to cover debt, retirement benefits and other cash requirements in the foreseeable future.
                        Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	March 31, 2014		December 31, 2013
Short-term borrowings	$35	1%	$—	—%
Long-term debt, net	1,218	42	1,218	43
Preferred stock	34	1	34	1
Common stock equity	1,606	56	1,594	56
	$2,893	100%	$2,846	100%

                        Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Three months ended March 31, 2014	March 31, 2014	December 31, 2013
Short-term borrowings [1]
Commercial paper	$22	$35	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility (expiring December 5, 2016) [2]		175	175

[1]
The maximum amount of Hawaiian Electric’s external short-term borrowings during the first three months of 2014 was $67 million. At March 31, 2014, Hawaiian Electric had $0.1 million of short-term borrowings from Hawaii Electric Light, and Maui Electric had $20 million of short-term borrowings from Hawaiian Electric. At April 30, 2014, Hawaiian Electric had $51 million of outstanding commercial paper, no draws under its line of credit facility, no borrowings from HEI and $7 million of short-term borrowings from Hawaii Electric Light. Also, at April 30, 2014, Maui Electric had $13 million of short-term borrowings from Hawaiian Electric. Intercompany borrowings are eliminated in consolidation.

[2]
On April 2, 2014, Hawaiian Electric entered into an amended and restated revolving non-collateralized credit agreement, which increased Hawaiian Electric’s line of credit to $200 million from $175 million and revised the term. See Note 11 of the Consolidated Financial Statements.

                        Hawaiian Electric has a line of credit facility, as amended and restated on April 2, 2014, of $200 million. See Note 11 of the Consolidated Financial Statements.
                        Special purpose revenue bonds (SPRBs) have been issued by the Department of Budget and Finance of the State of Hawaii (DBF) to finance (and refinance) capital improvement projects of Hawaiian Electric and its subsidiaries, but the sources of their repayment are the non-collateralized obligations of Hawaiian Electric and its subsidiaries under loan agreements and notes issued to the DBF, including Hawaiian Electric’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on SPRBs currently outstanding and issued prior to 2009 are insured by Ambac Assurance Corporation or Financial Guaranty Insurance Company (FGIC), which was placed in a rehabilitation proceeding in the State of New York in June 2012. On August 19, 2013 FGIC's plan of rehabilitation became effective and the rehabilitation proceeding terminated. The S&P and Moody’s ratings of these insurers, which at the time the insured obligations were issued were higher than the ratings of the Utilities, have been withdrawn. Management believes that if Hawaiian Electric’s long-term credit ratings were to be downgraded, or if credit markets further tighten, it could be more difficult and/or expensive to sell bonds in the future.
                        The PUC has approved the use of an expedited approval procedure for the approval of long-term debt financings or refinancings (including the issuance of taxable debt) by the Utilities, up to specified amounts, during the period 2013 through

2015, subject to certain conditions. On October 3, 2013, after obtaining such expedited approvals, the Utilities issued through a private placement taxable non-collateralized senior notes with an aggregate principal amount of $236 million. PUC approval to issue an additional $80 million of long-term debt (Hawaiian Electric $50 million, Hawaii Electric Light $25 million and Maui Electric $5 million) and $47 million to refinance outstanding revenue bonds (Hawaiian Electric $40 million, Hawaii Electric Light $5 million and Maui Electric $2 million) can be requested under the expedited approval procedure through 2015.
                   In April 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed an application with the PUC for approval of the sale of each utility’s common stock over a period from the date of approval in 2014 to December 31, 2016 (Hawaiian Electric’s sale to HEI of up to $250 million and Hawaii Electric Light’s and Maui Electric’s sales to Hawaiian Electric of up to $26 million and $47 million, respectively), and the purchase of the Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric over the same period.
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. For the first three months of 2014 and 2013, net cash provided by operating activities decreased by $53 million and increased by $64 million, respectively, compared to the same period in the prior year. In 2014, noncash depreciation and amortization amounted to $43 million, an increase over the prior year due to an increase in plant and equipment. Further net cash provided by operating activities included an increase of $34 million of fuel oil stock and $9 million in regulatory assets. In 2013, noncash depreciation and amortization amounted to $39 million, an increase over the prior year due to an increase in plant and equipment. Further, net cash provided by operating activities included a $29 million increase in fuel oil stock, offset by a net decrease of $37 million in accounts receivable and accrued unbilled revenues due to timing of payments.
For the first three months of 2014 and 2013, net cash used in investing activities increased by $1 million and $16 million, respectively, compared to the prior year. Cash used in investing activities consisted primarily of capital expenditures, partly offset by contributions in aid of construction.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. For the first three months of 2014 and 2013, cash flows from financing activities decreased by $11 million and increased by $14 million, respectively, compared to the prior year. In 2014, cash provided by financing activities consisted primarily of net proceeds received from short-term borrowings of $35 million, partly offset by the payment of $23 million of common and preferred stock dividends. In 2013, cash provided by financing activities consisted of net proceeds received from short-term borrowings of $43 million, partly offset by the payment of $21 million of common and preferred stock dividends.

Bank

RESULTS OF OPERATIONS

	Three months ended March 31		Increase
(in millions)	2014	2013	(decrease)	Primary reason(s)
Interest income	$47	$46	$1
The impact of higher average earning asset balances was offset by lower yields on earning assets. ASB’s average loan portfolio balance for the three months ended March 31, 2014 was $375 million higher than for the same period in 2013 as average residential, home equity lines of credit, commercial real estate and commercial loan balances increased by $121 million, $116 million, $84 million and $75 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance decreased by $123 million as ASB sold $70 million of agency obligations in 2013 and its $77 million municipal bond portfolio in the first quarter of 2014.

Noninterest income	17	19	(2)
Lower noninterest income due to $3 million lower mortgage banking income as a result of lower mortgage loan volume being sold and $2 million lower debit card interchange fee as a result of being non-exempt from the Durbin Amendment as of July 1, 2013 were partly offset by the gain of $3 million on sale of the municipal bond portfolio.

Revenues	64	65	(1)
Interest expense	3	2	1
Average deposit balances for the three months ended March 31, 2014 increased by $175 million compared to the same period in 2013 due to an increase in core deposits of $211 million, partly offset by a decrease in term certificates of $36 million. The other borrowings average balance increased by $51 million due to an increase in FHLB advance borrowings.

Provision for loan losses	1	2	(1)
The provision for loan losses declined due to lower net charge-offs and improved credit quality of the loan portfolio. The net charge-off ratio at March 31, 2014 was 0.02% compared to 0.12% at March 31, 2013.

Noninterest expense	38	39	(1)	Noninterest expense for the three months ended March 31, 2014 decreased slightly compared to the same period in 2013 due to lower debit card expenses, partly offset by higher printing expenses.
Expenses	42	43	(1)
Operating income	22	22	—	Lower provision for loan losses and lower noninterest expenses, offset by lower noninterest income.
Net income	15	14	1

            Details of ASB’s other noninterest income and other noninterest expense were as follows:

	Three months ended March 31
(in thousands)	2014	2013
Bank-owned life insurance	$963	$967
Other	625	625
Total other income, net	$1,588	$1,592
FDIC insurance premium	$796	$840
Marketing	711	538
Office supplies, printing and postage	1,616	873
Communication	503	471
Other	3,527	4,873
Total other expense	$7,153	$7,595
                        See Note 4 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                        Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.

                        ASB’s return on average assets and net interest margin were as follows:

	Three months ended March 31
(percent)	2014	2013
Return on average assets	1.10	1.12
Net interest margin	3.64	3.78
Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended March 31	2014			2013
(dollars in thousands)	Average balance	Interest	Yield/ rate (%)	Average balance	Interest	Yield/ rate (%)
Assets:
Other investments [1]	$176,766	$76	0.17	$198,202	$64	0.13
Securities purchased under resale agreements	8,000	8	0.38	—	—	—
Available-for-sale investment and mortgage-related securities	525,582	3,101	2.36	648,693	3,619	2.23
Loans
Residential 1-4 family	2,003,541	22,669	4.53	1,882,185	23,356	4.96
Commercial real estate	505,205	5,373	4.28	421,492	4,633	4.42
Home equity line of credit	756,428	6,098	3.27	640,151	4,462	2.83
Residential land	15,873	243	6.12	25,009	256	4.09
Commercial loans	786,290	7,233	3.72	711,707	7,469	4.24
Consumer loans	111,666	2,066	7.48	123,648	2,427	7.94
Total loans [2,3]	4,179,003	43,682	4.20	3,804,192	42,603	4.50
Total interest-earning assets [4]	4,889,351	46,867	3.85	4,651,087	46,286	4.00
Allowance for loan losses	(40,514)			(42,608)
Non-interest-earning assets	444,377			434,117
Total assets	$5,293,214			$5,042,596
Liabilities and shareholder’s equity:
Savings	$1,840,042	$268	0.06	$1,775,477	$254	0.06
Interest-bearing checking	717,759	29	0.02	640,190	24	0.02
Money market	180,990	57	0.13	195,563	63	0.13
Time certificates	433,756	871	0.81	469,798	971	0.84
Total interest-bearing deposits	3,172,547	1,225	0.16	3,081,028	1,312	0.17
Advances from Federal Home Loan Bank	100,000	775	3.10	50,000	535	4.28
Securities sold under agreements to repurchase	148,408	630	1.70	147,296	629	1.71
Total interest-bearing liabilities	3,420,955	2,630	0.31	3,278,324	2,476	0.30
Non-interest bearing liabilities:
Deposits	1,234,566			1,151,572
Other	110,349			110,850
Total liabilities	4,765,870			4,540,746
Shareholder’s equity	527,344			501,850
Total liabilities and shareholder’s equity	$5,293,214			$5,042,596
Net interest income		$44,237			$43,810
Net interest margin (%) [5]			3.64			3.78
1       Includes federal funds sold, interest bearing deposits and stock in the Federal Home Loan Bank of Seattle ($92 million and $96 million as of March 31, 2014 and 2013, respectively)

[2]	Includes loans held for sale.

[3]
Includes loan fees of $1.1 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[4]	Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $0.2 million for the three months ended March 31, 2014 and 2013.

[5]	Defined as net interest income as a percentage of average earning assets.

Earning assets, costing liabilities and other factors.  Earnings of ASB depend primarily on net interest income, which is the difference between interest earned on earning assets and interest paid on costing liabilities. The interest rate environment has been impacted by disruptions in the financial markets over a period of several years and these conditions have continued to have a negative impact on ASB’s net interest margin.
                        Loan originations and mortgage-related securities are ASB’s primary sources of earning assets.
                        Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loan portfolio was as follows:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans:
Residential 1-4 family	$1,985,812	47.3	$2,006,007	48.2
Commercial real estate	452,303	10.8	440,443	10.6
Home equity line of credit	764,483	18.2	739,331	17.8
Residential land	15,906	0.4	16,176	0.4
Commercial construction	66,578	1.6	52,112	1.3
Residential construction	16,474	0.4	12,774	0.3
Total real estate loans, net	3,301,556	78.7	3,266,843	78.6
Commercial loans	786,611	18.7	783,388	18.8
Consumer loans	108,202	2.6	108,722	2.6
	4,196,369	100.0	4,158,953	100.0
Less: Deferred fees and discounts	(7,909)		(8,724)
Allowance for loan losses	(40,923)		(40,116)
Total loans, net	$4,147,537		$4,110,113
                        The increase in the total loan portfolio during the first three months of 2014 was primarily due to an increase in originated home equity lines of credit and commercial real estate loans.
                                                        Home equity — key credit statistics.

	March 31, 2014	December 31, 2013
Outstanding balance (in thousands)	$764,483	$739,331
Percent of portfolio in first lien position	39.4%	38.2%
Net charge-off ratio	—%	0.06%
Delinquency ratio	0.22%	0.28%

			End of draw period – interest only			Current
March 31, 2014	Total	Interest only	2014-2015	2016-2018	Thereafter	amortizing
Outstanding balance (in thousands)	$764,483	$557,004	$1,151	$105,721	$450,132	$207,479
% of total	100%	73%	—%	14%	59%	27%

                        The home equity line of credit (HELOC) portfolio makes up 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 92% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of March 31, 2014, approximately 19% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. Nearly all originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older vintage equity lines represent 8% of the portfolio and are included in the amortizing balances identified in the table above.
Loan portfolio risk elements.  See Note 4 of the Consolidated Financial Statements.

Investment and mortgage-related securities.  ASB’s investment portfolio was comprised as follows:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Balance	% of total	Balance	% of total
Federal agency obligations	$81,615	16%	$80,973	15%
Mortgage-related securities — FNMA, FHLMC and GNMA	431,014	83	369,444	70
U.S treasury securities	4,905	1	—	—
Municipal bonds	—	—	78,590	15
	$517,534	100%	$529,007	100%
Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. As of March 31, 2014 and December 31, 2013, ASB’s costing liabilities consisted of 95% deposits and 5% other borrowings. The weighted average cost of deposits for the first three months of 2014 and 2013 was 0.12%.
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
As of March 31, 2014, ASB had an unrealized loss, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI of $3 million compared to an unrealized loss, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI of $4 million as of December 31, 2013. See “Item 3. Quantitative and qualitative disclosures about market risk.”
During the first three months of 2014, ASB recorded a provision for loan losses of $1.0 million primarily due to net charge-offs during the year for consumer loans and growth in the loan portfolio. During the first three months of 2013, ASB recorded a provision for loan losses of $1.9 million primarily due to charge-offs during the quarter for 1-4 family, residential land, commercial and consumer loans. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Three months ended March 31		Year ended December 31
(in thousands)	2014	2013	2013
Allowance for loan losses, January 1	$40,116	$41,985	$41,985
Provision for loan losses	995	1,858	1,507
Less: net charge-offs	188	1,113	3,376
Allowance for loan losses, end of period	$40,923	$42,730	$40,116
Ratio of allowance for loan losses, end of period, to end of period loans outstanding	0.98%	1.11%	0.97%
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.02%	0.12%	0.09%
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
Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  Regulation of the financial services industry, including regulation of HEI, ASHI and ASB, has changed and will continue to change as a result of the enactment of the Dodd-Frank Act, which became law in July 2010. Importantly for HEI, ASHI and ASB, under the Dodd-Frank Act, on July 21, 2011, all of the functions of the Office of Thrift Supervision (OTS) transferred to the OCC, the FDIC, the Federal Reserve Board (FRB) and the Consumer Financial Protection Bureau (Bureau). Supervision and regulation of HEI and ASHI, as thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the OCC.

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
On May 22, 2012, the Bureau issued the Final Remittance Rule (an amendment to Regulation E). It became effective on October 28, 2013. For consumer international wires, the rule now provides flexibility regarding the disclosure of foreign taxes, as well as fees imposed by a designated recipient’s institution for receiving a remittance transfer in an account. Second, the rule limits a remittance transfer provider’s obligation to disclose foreign taxes to those imposed by a country’s central government. And third, the rule revises the error resolution provisions that apply when a remittance transfer is not delivered to a designated recipient because the sender provided incorrect or insufficient information, and, in particular, when a sender provides an incorrect account number and that incorrect account number results in the funds being deposited in the wrong account. On April 14, 2014, the Bureau proposed to amend the Final Remittance Rule. The proposal extends a temporary provision that permits insured institutions to estimate certain pricing disclosures. Based on a preliminary determination that the termination of the exception would negatively affect the ability of insured institutions to send remittance transfers, the Bureau proposed to extend the temporary exception by five years from July 21, 2015, to July 21, 2020. This rule has not had a significant impact on ASB's results of operations.
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
The “Durbin Amendment” to the Dodd-Frank Act required the FRB to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. In June 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. Financial institutions and their affiliates that have less than $10 billion in assets are exempt from this Amendment; however, on July 1, 2013, ASB became non-exempt as the consolidated assets of HEI exceeded $10 billion. For the first quarter of 2014, ASB had earned an average of 23 cents per electronic debit transaction, compared to an average of 49 cents per electronic debit transaction in the first quarter of 2013. ASB estimates debit card interchange fees to be lower, as a result of the application of this Amendment, by approximately $6 million after tax in 2014.
Many of the provisions of the Dodd-Frank Act, as amended, will not become effective until implementing regulations are issued and effective.
Final Capital Rules.  On July 2, 2013, the FRB finalized its rule implementing the Basel III regulatory capital framework. The final rule would apply to banking organizations of all sizes and types regulated by the FRB and the OCC, except bank holding companies subject to the FRB’s Small Bank Holding Company Policy Statement and Savings & Loan Holding Companies (SLHCs) substantially engaged in insurance underwriting or commercial activities. HEI currently meets the requirements of the exemption as a top-tier grandfathered unitary SLHC that derived, as of June 30 of the previous calendar year, either 50% or more of its total consolidated assets or 50% or more of its total revenues on an enterprise-wide basis (calculated under GAAP) from activities that are not financial in nature pursuant to Section 4(k) of the Bank Holding Company Act. The FRB is temporarily excluding these SLHCs from the final rule while it considers a proposal relating to capital and other requirements for SLHC intermediate holding companies (such as ASHI). The FRB anticipates that it will release a proposal on intermediate holding companies in the near term that would specify the criteria for establishing and transferring activities to intermediate holding companies and propose to apply the FRB’s capital requirements to such intermediate holding companies.
Pursuant to the final rule and consistent with the proposals, all banking organizations, including covered holding companies, would initially be subject to the following minimum regulatory capital requirements: a common equity tier 1 capital ratio of 4.5%, a tier 1 capital ratio of 6%, a total capital ratio of 8% of risk-weighted assets and a leverage ratio of 4%, and these requirements would increase in subsequent years. In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the final rule requires a banking organization to hold a buffer of common equity tier 1 capital above its minimum risk-based capital requirements in an amount greater than 2.5% of total risk-weighted assets (capital conservation buffer). In addition, a countercyclical capital buffer would expand the capital conservation buffer by up to 2.5% of a banking organization’s total risk-weighted assets for advanced approaches banking organizations. The final rule would establish qualification criteria for common equity, additional tier 1 and tier 2 capital instruments that help to ensure their ability to absorb losses. All banking organizations would be required to calculate risk-weighted assets under the standardized approach, which harmonizes the banking agencies’ calculation of risk-weighted assets and address shortcomings in risk-based capital requirements identified by the agencies. The phased-in effective dates of the capital requirements under the final rule are:
Minimum Capital Requirements

Effective dates	1/1/2015	1/1/2016	1/1/2017	1/1/2018	1/1/2019
Capital conservation buffer		0.625%	1.25%	1.875%	2.50%
Common equity ratio + conservation buffer	4.50%	5.125%	5.75%	6.375%	7.00%
Tier 1 capital ratio + conservation buffer	6.00%	6.625%	7.25%	7.875%	8.50%
Total capital ratio + conservation buffer	8.00%	8.625%	9.25%	9.875%	10.50%
Tier 1 leverage ratio	4.00%	4.00%	4.00%	4.00%	4.00%
Countercyclical capital buffer — not applicable to ASB		0.625%	1.25%	1.875%	2.50%
 The final rule is effective January 1, 2015 for ASB. Subject to the timing and final outcome of the FRB’s SLHC intermediate holding company proposal, HEI anticipates that the capital requirements in the final rule will be effective for HEI or ASHI on January 1, 2015 as well. If the fully phased-in capital requirements were currently applicable to HEI and ASB, management believes HEI and ASB would satisfy the capital requirements, including the fully phased-in capital conservation buffer. Management cannot predict what final rule the FRB may adopt concerning intermediate holding companies or their impact on ASHI, if any.

Commitments and contingencies.  See Note 4 of the Consolidated Financial Statements.
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	March 31, 2014	December 31, 2013	% change
Total assets	$5,371	$5,244	2
Available-for-sale investment and mortgage-related securities	518	529	(2)
Loans receivable held for investment, net	4,148	4,110	1
Deposit liabilities	4,478	4,372	2
Other bank borrowings	245	245	—
As of March 31, 2014, ASB was one of Hawaii’s largest financial institutions based on assets of $5.4 billion and deposits of $4.5 billion.
As of March 31, 2014, ASB’s unused FHLB borrowing capacity was approximately $1.2 billion. As of March 31, 2014, ASB had commitments to borrowers for loan commitments and unused lines and letters of credit of $1.7 billion, including commitments to lend $0.3 million to borrowers whose loan terms have been impaired or modified in troubled debt restructurings. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the first three months of 2014, net cash provided by ASB’s operating activities was $18 million. Net cash used during the same period by ASB’s investing activities was $17 million, primarily due to purchases of investment and mortgage-related securities of $80 million and a net increase in loans receivable of $38 million, partly offset by proceeds from the sale of investment securities of $80 million, repayments of investment and mortgage-related securities of $15 million and redemption of stock from the FHLB of Seattle of $6 million. Net cash provided by financing activities during this period was $93 million, primarily due to net increases in deposit liabilities of $106 million, partly offset by a net decrease in mortgage escrow deposits of $4 million and the payment of $9 million in common stock dividends to HEI (through ASHI).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of March 31, 2014, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a leverage ratio of 9.0% (5.0%), a Tier-1 risk-based capital ratio of 11.7% (6.0%) and a total risk-based capital ratio of 12.7% (10.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASHI).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company considers interest-rate risk (a non-trading market risk) to be a very significant market risk for ASB as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity. For additional quantitative and qualitative information about the Company’s market risks, see pages 74 to 76, HEI’s and Hawaiian Electric’s Quantitative and Qualitative Disclosures About Market Risk, in Part II, Item 7A of HEI’s 2013 Form 10-K.
ASB’s interest-rate risk sensitivity measures as of March 31, 2014 and December 31, 2013 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
+300	2.1%	1.3%	(9.3)%	(10.7)%
+200	0.9	0.3	(5.7)	(6.9)
+100	0.2	—	(2.5)	(3.3)
-100	(0.5)	(0.5)	(0.4)	0.6
 Management believes that ASB’s interest rate risk position as of March 31, 2014 represents a reasonable level of risk. The net interest income (NII) profile under the rising interest rate scenarios was more asset sensitive for all rate increases as of March 31, 2014 compared to December 31, 2013 due to changes in the mix of assets.
ASB’s base economic value of equity (EVE) was relatively flat at $903 million as of March 31, 2014 compared to $906 million as of December 31, 2013.
The change in EVE was less sensitive in the rising scenarios as of March 31, 2014 compared to December 31, 2013 due to the short term increase in interest bearing deposits, the contraction of the longer duration residential mortgage portfolio, and growth in the shorter duration consumer and commercial loan portfolios.
The computation of the prospective effects of hypothetical interest rate changes on the NII sensitivity and the percentage change in EVE is based on numerous assumptions, including relative levels of market interest rates, loan prepayments, balance changes and pricing strategies, and should not be relied upon as indicative of actual results. To the extent market conditions and other factors vary from the assumptions used in the simulation analysis, actual results may differ materially from the simulation results. Furthermore, NII sensitivity analysis measures the change in ASB’s twelve-month, pretax NII in alternate interest rate scenarios, and is intended to help management identify potential exposures in ASB’s current balance sheet and formulate appropriate strategies for managing interest rate risk. The simulation does not contemplate any actions that ASB management might undertake in response to changes in interest rates. Further, the changes in NII vary in the twelve-month simulation period and are not necessarily evenly distributed over the period. These analyses are for analytical purposes only and do not represent management’s views of future market movements, the level of future earnings, or the timing of any changes in earnings within the twelve month analysis horizon. The actual impact of changes in interest rates on NII will depend on the magnitude and speed with which rates change, actual changes in ASB’s balance sheet, and management’s responses to the changes in interest rates.

Item 4. Controls and Procedures
HEI:
Changes in Internal Control over Financial Reporting
During the first quarter of 2014, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of March 31, 2014. Based on their evaluations, as of March 31, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
(1)   is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
(2)   is accumulated and communicated to HEI management, including HEI’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Hawaiian Electric:
Changes in Internal Control over Financial Reporting
During the first quarter of 2014, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of Hawaiian Electric and its subsidiaries’ internal control over financial reporting as of March 31, 2014 that has materially affected, or is reasonably likely to materially affect, Hawaiian Electric and its subsidiaries’ internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Richard M. Rosenblum, Hawaiian Electric Chief Executive Officer, and Tayne S. Y. Sekimura, Hawaiian Electric Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Electric as of March 31, 2014. Based on their evaluations, as of March 31, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
(1)        is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
(2)        is accumulated and communicated to Hawaiian Electric management, including Hawaiian Electric’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
The descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in HEI’s and Hawaiian Electric's 2013 Form 10-K (see “Part I. Item 3. Legal Proceedings” and proceedings referred to therein) and this Form 10-Q (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 4 of the Consolidated Financial Statements) are incorporated by reference in this Item 1. With regard to any pending legal proceeding, alternative dispute resolution, such as mediation or settlement, may be pursued where appropriate, with such efforts typically maintained in confidence unless and until a resolution is achieved. Certain HEI subsidiaries (including Hawaiian Electric and its subsidiaries and ASB) may also be involved in ordinary routine PUC proceedings, environmental proceedings and litigation incidental to their respective businesses.

Item 1A. Risk Factors
For information about Risk Factors, see pages 24 to 32 of HEI’s and Hawaiian Electric's 2013 Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk” and the Consolidated Financial Statements herein. Also, see “Forward-Looking Statements” on pages iv and v herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)    Purchases of HEI common shares were made during the first quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 6 to 31, 2014	333,020	$24.66	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the shares listed in column (a), 296,860 of the 333,020 shares were purchased for the DRIP, 30,700 of the 333,020 shares were purchased for the HEIRSP and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Three months ended March 31		Years ended December 31
	2014	2013	2013	2012	2011	2010	2009
HEI and Subsidiaries
Excluding interest on ASB deposits	3.84	3.15	3.53	3.28	3.22	2.89	2.29
Including interest on ASB deposits	3.71	3.03	3.40	3.14	3.03	2.64	1.95
Hawaiian Electric and Subsidiaries	4.07	3.21	3.72	3.37	3.52	2.88	2.99
 See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit 4
Loan Agreement dated as of May 2, 2014 among HEI, as Borrower, the Lenders Party Thereto and Royal Bank of Canada, as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and RBC Capital Markets, as Joint Lead Arrangers and Joint Book Runners

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2014 and 2013 and years ended December 31, 2013, 2012, 2011, 2010 and 2009

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

Hawaiian Electric Exhibit 12.2
Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, three months ended March 31, 2014 and 2013 and years ended December 31, 2013, 2012, 2011, 2010 and 2009

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Richard M. Rosenblum (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Richard M. Rosenblum
	Constance H. Lau		Richard M. Rosenblum
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: May 7, 2014		Date: May 7, 2014