Form 10-Q
period 2014-06-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2014-08-11
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding July 31, 2014
Hawaiian Electric Industries, Inc. (Without Par Value)	102,560,176 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	15,429,105 Shares (not publicly traded)
Hawaiian Electric Industries, Inc. (HEI) is the sole holder of Hawaiian Electric Company, Inc. (Hawaiian Electric) common stock.
This combined Form 10-Q is separately filed by HEI and Hawaiian Electric. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to the other registrant, except that information relating to Hawaiian Electric is also attributed to HEI.

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2014

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three and six months ended June 30, 2014 and 2013
2		Consolidated Statements of Comprehensive Income - three and six months ended June 30, 2014 and 2013
3		Consolidated Balance Sheets - June 30, 2014 and December 31, 2013
4		Consolidated Statements of Changes in Shareholders’ Equity - six months ended June 30, 2014 and 2013
5		Consolidated Statements of Cash Flows - six months ended June 30, 2014 and 2013
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income - three and six months ended June 30, 2014 and 2013
6		Consolidated Statements of Comprehensive Income - three and six months ended June 30, 2014 and 2013
7		Consolidated Balance Sheets - June 30, 2014 and December 31, 2013
8		Consolidated Statements of Changes in Common Stock Equity - six months ended June 30, 2014 and 2013
9		Consolidated Statements of Cash Flows - six months ended June 30, 2014 and 2013
10		Notes to Consolidated Financial Statements
56	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
56		HEI consolidated
61		Electric Utilities
71		Bank
79	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
80	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
81	Item 1.	Legal Proceedings
81	Item 1A.	Risk Factors
81	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
81	Item 5.	Other Information
82	Item 6.	Exhibits
83	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended June 30, 2014

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

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
HPOWER	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRP	Integrated resource planning
Kalaeloa	Kalaeloa Partners, L.P.
KW	Kilowatt
KWH	Kilowatthour
LTIP	Long-term incentive plan
LGD	Loss given default
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NII	Net interest income
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
REIP	Renewable Energy Infrastructure Program
ROACE	Return on average common equity
RORB	Return on average rate base
RPS	Renewable portfolio standard
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
TDR	Troubled debt restructuring
Trust III	HECO Capital Trust III
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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

•
the ability of the Utilities to develop, implement and recover the costs of implementing the Utilities’ action plans and business model changes that are being developed in response to the four orders that the PUC issued in April 2014, in which the PUC: directed the Utilities to develop, among other things, Power Supply Improvement Plans, a Demand Response Portfolio Plan and a Distributed Generation Interconnection Plan; described the PUC’s inclinations on the future of Hawaii’s electric utilities and the vision, business strategies and regulatory policy changes required to align the Utilities’ business model with customer interests and the state’s public policy goals; and emphasized the need to “leap ahead” of other states in creating a 21st century generation system and modern transmission and distribution grids;

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

•
the continued availability to the electric utilities of other cost recovery mechanisms, including the purchased power adjustment clauses (PPACs), revenue adjustment mechanisms (RAMs) and pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, and the continued decoupling of revenues from sales to mitigate the effects of declining kilowatthour sales;

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

•
the growing risk that energy production from renewable generating resources may be curtailed and the interconnection of additional resources will be constrained as more generating resources are added to the Utilities' electric systems and as customers reduce their energy usage;

•	the ability of IPPs to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•	the ability of the Utilities to negotiate, periodically, favorable agreements for significant resources such as fuel supply contracts and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI, ASB and the Utilities or their competitors;

•
cyber security risks and the potential for cyber incidents, including potential incidents at HEI, ASB and the Utilities (including at ASB branches and electric utility plants) and incidents at data processing centers they use, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls;

•
federal, state, county and international governmental and regulatory actions, such as existing, new and changes in laws, rules and regulations applicable to HEI, the Utilities and ASB (including changes in taxation, increases in capital requirements, regulatory policy changes, environmental laws and regulations (including resulting compliance costs and risks of fines and penalties and/or liabilities), the regulation of greenhouse gas (GHG) emissions, governmental fees and assessments (such as Federal Deposit Insurance Corporation assessments), and potential carbon “cap and trade” legislation that may fundamentally alter costs to produce electricity and accelerate the move to renewable generation);

•
developments in laws, regulations, and policies governing protections for historic, archaeological, and cultural sites, and plant and animal species and habitats, as well as developments in the implementation and enforcement of such laws, regulations, and policies;

•
discovery of conditions that may be attributable to historical chemical releases, including any necessary investigation and remediation, and any associated enforcement, litigation, or regulatory oversight;

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

•	the ability of the Utilities to recover increasing costs and earn a reasonable return on capital investments not covered by revenue adjustment mechanisms;

•
the risks associated with the geographic concentration of HEI’s businesses and ASB’s loans, ASB’s concentration in a single product type (i.e., first mortgages) and ASB’s significant credit relationships (i.e., concentrations of large loans and/or credit lines with certain customers);

•
changes in accounting principles applicable to HEI, the Utilities and ASB, including the adoption of new U.S. accounting standards, the potential discontinuance of regulatory accounting and the effects of potentially required consolidation of variable interest entities (VIEs) or required capital lease accounting for PPAs with IPPs;

•	changes by securities rating agencies in their ratings of the securities of HEI and Hawaiian Electric and the results of financing efforts;

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage-servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profile and asset quality which may increase or decrease the required level of provision for loan losses, allowance for loan losses and charge-offs;

•	changes in ASB’s deposit cost or mix which may have an adverse impact on ASB’s cost of funds;

•	the final outcome of tax positions taken by HEI, the Utilities and ASB;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenues
Electric utility	$738,429	$728,525	$1,458,491	$1,445,966
Bank	60,616	66,027	124,235	130,783
Other	(388)	15	(320)	50
Total revenues	798,657	794,567	1,582,406	1,576,799
Expenses
Electric utility	668,361	669,550	1,317,757	1,335,870
Bank	43,568	41,322	85,564	84,327
Other	4,453	3,488	8,504	7,570
Total expenses	716,382	714,360	1,411,825	1,427,767
Operating income (loss)
Electric utility	70,068	58,975	140,734	110,096
Bank	17,048	24,705	38,671	46,456
Other	(4,841)	(3,473)	(8,824)	(7,520)
Total operating income	82,275	80,207	170,581	149,032
Interest expense, net—other than on deposit liabilities and other bank borrowings	(20,022)	(18,442)	(39,478)	(37,173)
Allowance for borrowed funds used during construction	523	398	1,137	1,128
Allowance for equity funds used during construction	1,387	1,560	2,996	2,775
Income before income taxes	64,163	63,723	135,236	115,762
Income taxes	22,269	22,662	46,942	40,549
Net income	41,894	41,061	88,294	75,213
Preferred stock dividends of subsidiaries	473	473	946	946
Net income for common stock	$41,421	$40,588	$87,348	$74,267
Basic earnings per common share	$0.41	$0.41	$0.86	$0.75
Diluted earnings per common share	$0.41	$0.41	$0.86	$0.75
Dividends per common share	$0.31	$0.31	$0.62	$0.62
Weighted-average number of common shares outstanding	101,495	98,660	101,439	98,399
Net effect of potentially dilutive shares	330	589	606	562
Adjusted weighted-average shares	101,825	99,249	102,045	98,961

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013
Net income for common stock	$41,421	$40,588	$87,348	$74,267
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period, net of (taxes) benefits of ($1,679), $5,485, ($3,343) and $6,032 for the respective periods	2,543	(8,307)	5,063	(9,135)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, $488, $1,132 and $488 for the respective periods	—	(738)	(1,715)	(738)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $38, $38, $75 and $75 for the respective periods	59	59	118	118
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,742, $3,630, $3,632 and $7,476 for the respective periods	2,873	5,680	5,686	11,701
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,641, $3,184, $3,239 and $6,568 for the respective periods	(2,575)	(4,999)	(5,085)	(10,312)
Other comprehensive income (loss), net of taxes	2,900	(8,305)	4,067	(8,366)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$44,321	$32,283	$91,415	$65,901

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$188,377	$220,036
Accounts receivable and unbilled revenues, net	349,771	346,785
Available-for-sale investment and mortgage-related securities	549,321	529,007
Investment in stock of Federal Home Loan Bank of Seattle	80,863	92,546
Loans receivable held for investment, net	4,245,240	4,110,113
Loans held for sale, at lower of cost or fair value	956	5,302
Property, plant and equipment, net of accumulated depreciation of $2,224,728 and $2,192,422 at the respective dates	3,980,096	3,865,514
Regulatory assets	582,645	575,924
Other	557,684	512,627
Goodwill	82,190	82,190
Total assets	$10,617,143	$10,340,044
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$176,379	$212,331
Interest and dividends payable	25,315	26,716
Deposit liabilities	4,524,860	4,372,477
Short-term borrowings—other than bank	185,175	105,482
Other bank borrowings	242,455	244,514
Long-term debt, net—other than bank	1,517,945	1,492,945
Deferred income taxes	579,222	529,260
Regulatory liabilities	354,980	349,299
Contributions in aid of construction	442,379	432,894
Defined benefit pension and other postretirement benefit plans liability	278,427	288,539
Other	494,834	524,224
Total liabilities	8,821,971	8,578,681
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 101,560,176 shares and 101,259,800 shares at the respective dates	1,493,436	1,488,126
Retained earnings	280,126	255,694
Accumulated other comprehensive loss, net of tax benefits	(12,683)	(16,750)
Total shareholders’ equity	1,760,879	1,727,070
Total liabilities and shareholders’ equity	$10,617,143	$10,340,044

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2013	101,260	$1,488,126	$255,694	$(16,750)	$1,727,070
Net income for common stock	—	—	87,348	—	87,348
Other comprehensive income, net of taxes	—	—	—	4,067	4,067
Issuance of common stock, net	300	5,310	—	—	5,310
Common stock dividends ($0.62 per share)	—	—	(62,916)	—	(62,916)
Balance, June 30, 2014	101,560	$1,493,436	$280,126	$(12,683)	$1,760,879

Balance, December 31, 2012	97,928	$1,403,484	$216,804	$(26,423)	$1,593,865
Net income for common stock	—	—	74,267	—	74,267
Other comprehensive loss, net of tax benefits	—	—	—	(8,366)	(8,366)
Issuance of common stock, net	1,116	25,887	—	—	25,887
Common stock dividends ($0.62 per share)	—	—	(61,004)	—	(61,004)
Balance, June 30, 2013	99,044	$1,429,371	$230,067	$(34,789)	$1,624,649

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2014	2013
(in thousands)
Cash flows from operating activities
Net income	$88,294	$75,213
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	86,397	79,843
Other amortization	4,014	2,868
Provision for loan losses	2,016	899
Loans receivable originated and purchased, held for sale	(69,656)	(128,276)
Proceeds from sale of loans receivable, held for sale	75,040	148,243
Increase in deferred income taxes	28,252	40,403
Excess tax benefits from share-based payment arrangements	(267)	(445)
Allowance for equity funds used during construction	(2,996)	(2,775)
Change in cash overdraft	(1,038)	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(2,986)	3,564
Decrease (increase) in fuel oil stock	(27,206)	43,974
Increase in regulatory assets	(17,731)	(37,586)
Decrease in accounts, interest and dividends payable	(64,843)	(43,384)
Change in prepaid and accrued income taxes and utility revenue taxes	(32,510)	(33,822)
Decrease in defined benefit pension and other postretirement benefit plans liability	(1,714)	(330)
Change in other assets and liabilities	(16,871)	(17,597)
Net cash provided by operating activities	46,195	130,792
Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(125,531)	(39,721)
Principal repayments on available-for-sale investment and mortgage-related securities	33,202	62,819
Proceeds from sale of available-for-sale investment securities	79,564	71,367
Redemption of stock from Federal Home Loan Bank of Seattle	11,683	1,742
Net increase in loans held for investment	(137,122)	(201,184)
Proceeds from sale of real estate acquired in settlement of loans	2,162	5,712
Capital expenditures	(149,253)	(158,830)
Contributions in aid of construction	13,209	17,188
Other	(16)	622
Net cash used in investing activities	(272,102)	(240,285)
Cash flows from financing activities
Net increase in deposit liabilities	152,383	46,326
Net increase in short-term borrowings with original maturities of three months or less	79,693	42,093
Net decrease in retail repurchase agreements	(2,053)	(8,054)
Proceeds from other bank borrowings	—	25,000
Repayments of other bank borrowings	—	(25,000)
Proceeds from issuance of long-term debt	125,000	50,000
Repayment of long-term debt	(100,000)	(50,000)
Excess tax benefits from share-based payment arrangements	267	445
Net proceeds from issuance of common stock	3,048	11,994
Common stock dividends	(62,892)	(48,921)
Preferred stock dividends of subsidiaries	(946)	(946)
Other	(252)	606
Net cash provided by financing activities	194,248	43,543
Net decrease in cash and cash equivalents	(31,659)	(65,950)
Cash and cash equivalents, beginning of period	220,036	219,662
Cash and cash equivalents, end of period	$188,377	$153,712
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013
Revenues	$738,429	$728,525	$1,458,491	$1,445,966
Expenses
Fuel oil	270,257	289,278	556,557	594,378
Purchased power	188,323	178,444	353,239	331,808
Other operation and maintenance	98,564	94,397	187,170	196,210
Depreciation	41,593	38,590	83,196	76,870
Taxes, other than income taxes	69,624	68,841	137,595	136,604
Total expenses	668,361	669,550	1,317,757	1,335,870
Operating income	70,068	58,975	140,734	110,096
Allowance for equity funds used during construction	1,387	1,560	2,996	2,775
Interest expense and other charges, net	(16,852)	(14,408)	(32,575)	(28,927)
Allowance for borrowed funds used during construction	523	398	1,137	1,128
Income before income taxes	55,126	46,525	112,292	85,072
Income taxes	20,397	17,333	41,644	30,952
Net income	34,729	29,192	70,648	54,120
Preferred stock dividends of subsidiaries	229	229	458	458
Net income attributable to Hawaiian Electric	34,500	28,963	70,190	53,662
Preferred stock dividends of Hawaiian Electric	270	270	540	540
Net income for common stock	$34,230	$28,693	$69,650	$53,122

HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013
Net income for common stock	$34,230	$28,693	$69,650	$53,122
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,647, $3,195, $3,252 and $6,590 for the respective periods	2,588	5,016	5,107	10,347
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,641, $3,184, $3,239 and $6,568 for the respective periods	(2,575)	(4,999)	(5,085)	(10,312)
Other comprehensive income, net of taxes	13	17	22	35
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$34,243	$28,710	$69,672	$53,157

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	June 30, 2014	December 31, 2013
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,010	$51,883
Plant and equipment	5,830,723	5,701,875
Less accumulated depreciation	(2,150,913)	(2,111,229)
Construction in progress	168,280	143,233
Utility property, plant and equipment, net	3,900,100	3,785,762
Nonutility property, plant and equipment, less accumulated depreciation of $1,226 and $1,223 at respective dates	6,564	6,567
Total property, plant and equipment, net	3,906,664	3,792,329
Current assets
Cash and cash equivalents	12,720	62,825
Customer accounts receivable, net	175,634	175,448
Accrued unbilled revenues, net	141,869	144,124
Other accounts receivable, net	18,915	14,062
Fuel oil stock, at average cost	161,293	134,087
Materials and supplies, at average cost	60,879	59,044
Prepayments and other	61,891	52,857
Regulatory assets	78,945	69,738
Total current assets	712,146	712,185
Other long-term assets
Regulatory assets	503,700	506,186
Unamortized debt expense	8,905	9,003
Other	68,426	67,426
Total other long-term assets	581,031	582,615
Total assets	$5,199,841	$5,087,129
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,429,105 shares)	$102,880	$102,880
Premium on capital stock	541,449	541,452
Retained earnings	974,028	948,624
Accumulated other comprehensive income, net of income taxes-retirement benefit plans	630	608
Common stock equity	1,618,987	1,593,564
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,206,545	1,206,545
Total capitalization	2,859,825	2,834,402
Commitments and contingencies (Note 3)
Current liabilities
Current portion of long-term debt	11,400	11,400
Short-term borrowings from non-affiliates	102,989	—
Accounts payable	153,743	189,559
Interest and preferred dividends payable	21,751	21,652
Taxes accrued	216,374	249,445
Regulatory liabilities	789	1,916
Other	64,569	63,881
Total current liabilities	571,615	537,853
Deferred credits and other liabilities
Deferred income taxes	557,056	507,161
Regulatory liabilities	354,191	347,383
Unamortized tax credits	77,713	73,539
Defined benefit pension and other postretirement benefit plans liability	252,785	262,162
Other	84,277	91,735
Total deferred credits and other liabilities	1,326,022	1,281,980
Contributions in aid of construction	442,379	432,894
Total capitalization and liabilities	$5,199,841	$5,087,129
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2013	15,429	$102,880	$541,452	$948,624	$608	$1,593,564
Net income for common stock	—	—	—	69,650	—	69,650
Other comprehensive income, net of taxes	—	—	—	—	22	22
Common stock dividends	—	—	—	(44,246)	—	(44,246)
Common stock issuance expenses	—	—	(3)	—	—	(3)
Balance, June 30, 2014	15,429	$102,880	$541,449	$974,028	$630	$1,618,987
Balance, December 31, 2012	14,665	$97,788	$468,045	$907,273	$(970)	$1,472,136
Net income for common stock	—	—	—	53,122	—	53,122
Other comprehensive income, net of taxes	—	—	—	—	35	35
Common stock dividends	—	—	—	(40,789)	—	(40,789)
Balance, June 30, 2013	14,665	$97,788	$468,045	$919,606	$(935)	$1,484,504

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Six months ended June 30	2014	2013
(in thousands)
Cash flows from operating activities
Net income	$70,648	$54,120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	83,196	76,870
Other amortization	3,597	2,884
Increase in deferred income taxes	45,386	38,780
Change in tax credits, net	4,227	2,997
Allowance for equity funds used during construction	(2,996)	(2,775)
Change in cash overdraft	(1,038)	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(5,039)	32,253
Decrease (increase) in accrued unbilled revenues	2,255	(4,889)
Decrease (increase) in fuel oil stock	(27,206)	43,974
Increase in materials and supplies	(1,835)	(7,139)
Increase in regulatory assets	(17,731)	(37,586)
Decrease in accounts payable	(63,306)	(41,234)
Change in prepaid and accrued income taxes and utility revenue taxes	(38,270)	(38,123)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(498)	989
Change in other assets and liabilities	(26,258)	(9,419)
Net cash provided by operating activities	25,132	111,702
Cash flows from investing activities
Capital expenditures	(145,734)	(150,251)
Contributions in aid of construction	13,209	17,188
Other	—	623
Net cash used in investing activities	(132,525)	(132,440)
Cash flows from financing activities
Common stock dividends	(44,246)	(40,789)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(998)	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	102,989	53,992
Other	(457)	(9)
Net cash provided by financing activities	57,288	12,196
Net decrease in cash and cash equivalents	(50,105)	(8,542)
Cash and cash equivalents, beginning of period	62,825	17,159
Cash and cash equivalents, end of period	$12,720	$8,617

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
In the opinion of HEI’s and Hawaiian Electric's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the Company’s and Hawaiian Electric's financial position as of June 30, 2014 and December 31, 2013, the results of its operations for the three and six months ended June 30, 2014 and 2013, and its cash flows for the six months ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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
In making the change to a commercial company presentation, the Company discovered that interest on the Utilities’ uncollected revenue balancing accounts and the income tax gross-up adjustment for allowance for funds used during construction (AFUDC)-equity were incorrectly included in HEI consolidated revenues and is revising its previously filed quarterly Consolidated Statements of Income for 2013 to move the amounts to “Interest expense, net-other than on deposit liabilities and other bank borrowings” and income taxes, respectively. The Company and the Utilities have also revised their property, plant and equipment as of December 31, 2013 to correct for an error that excluded Hawaiian Electric consolidated non-utility property plant and equipment amounts.

The table below illustrates the effects of the revisions on the previously filed financial statements:

	As previously	As
(in thousands)	filed	revised	Difference
HEI consolidated
Consolidated Statements of Income
Three months ended June 30, 2013
Revenues	$796,730	$794,567	$(2,163)
Operating income	82,370	80,207	(2,163)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(19,613)	(18,442)	1,171
Income before income taxes	64,715	63,723	(992)
Income taxes	23,654	22,662	(992)
Six months ended June 30, 2013
Revenues	1,580,794	1,576,799	(3,995)
Operating income	153,027	149,032	(3,995)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(39,401)	(37,173)	2,228
Income before income taxes	117,529	115,762	(1,767)
Income taxes	42,316	40,549	(1,767)
Consolidated Balance Sheets
December 31, 2013
Property, plant and equipment, net of accumulated depreciation	3,858,947	3,865,514	6,567
Accumulated depreciation	(2,191,199)	(2,192,422)	(1,223)
Other assets	519,194	512,627	(6,567)
Hawaiian Electric consolidated
Consolidated Balance Sheets
December 31, 2013
Other assets	73,993	67,426	(6,567)
The reclassifications and revisions made to prior periods’ financial statements for the three and six months ended June 30, 2013 and as of December 31, 2013 to conform to the presentation for the three and six months ended, and as of, June 30, 2014 did not affect previously reported net income and cash flows and were not considered material to previously filed financial statements.

2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended June 30, 2014
Revenues from external customers	$738,423	$60,616	$(382)	$798,657
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	738,429	60,616	(388)	798,657
Income (loss) before income taxes	55,126	17,048	(8,011)	64,163
Income taxes (benefit)	20,397	5,372	(3,500)	22,269
Net income (loss)	34,729	11,676	(4,511)	41,894
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	34,230	11,676	(4,485)	41,421

Six months ended June 30, 2014
Revenues from external customers	$1,458,479	$124,235	$(308)	$1,582,406
Intersegment revenues (eliminations)	12	—	(12)	—
Revenues	1,458,491	124,235	(320)	1,582,406
Income (loss) before income taxes	112,292	38,672	(15,728)	135,236
Income taxes (benefit)	41,644	12,457	(7,159)	46,942
Net income (loss)	70,648	26,215	(8,569)	88,294
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	69,650	26,215	(8,517)	87,348
Assets (at June 30, 2014)	5,199,841	5,418,127	(825)	10,617,143

Three months ended June 30, 2013
Revenues from external customers	$728,519	$66,027	$21	$794,567
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	728,525	66,027	15	794,567
Income (loss) before income taxes	46,525	24,705	(7,507)	63,723
Income taxes (benefit)	17,333	8,786	(3,457)	22,662
Net income (loss)	29,192	15,919	(4,050)	41,061
Preferred stock dividends of subsidiaries	499	—	(26)	473
Net income (loss) for common stock	28,693	15,919	(4,024)	40,588

Six months ended June 30, 2013
Revenues from external customers	$1,445,954	$130,783	$62	$1,576,799
Intersegment revenues (eliminations)	12	—	(12)	—
Revenues	1,445,966	130,783	50	1,576,799
Income (loss) before income taxes	85,072	46,457	(15,767)	115,762
Income taxes (benefit)	30,952	16,383	(6,786)	40,549
Net income (loss)	54,120	30,074	(8,981)	75,213
Preferred stock dividends of subsidiaries	998	—	(52)	946
Net income (loss) for common stock	53,122	30,074	(8,929)	74,267
Assets (at December 31, 2013)	5,087,129	5,243,824	9,091	10,340,044

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

3 · Electric utility segment

Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the second quarters of 2014 and 2013 and the six months ended June 30, 2014 and 2013 approximately $64 million, $65 million, $129 million and $129 million, respectively, of revenue taxes in "revenues" and in "taxes, other than income taxes" expense.
Recent tax developments. In September 2013, the Internal Revenue Service (IRS) issued final regulations addressing the acquisition, production and improvement of tangible property, which were effective January 1, 2014. Management does not expect the impact of these new regulations will be material to the Utilities' financial statements since specific guidance on network (i.e., transmission and distribution) assets and generation property had already been received. The IRS also proposed regulations addressing the disposition of property.
The Utilities adopted the safe harbor guidelines with respect to network assets in 2011 and in June 2013, the IRS released a revenue procedure relating to deductions for repairs of generation property, which provides some guidance (that is elective) for taxpayers that own steam or electric generation property. This guidance defines the relevant components of generation property to be used in determining whether such component expenditures should be deducted as repairs or capitalized and depreciated by taxpayers. The revenue procedure also provides an extrapolation methodology that could be used by taxpayers in determining deductions for prior years’ repairs without going back to the specific documentation of those years. The guidance does not provide specific methods for determining the repairs amount. Management intends to adopt this guidance through an election in its 2014 tax return, which is expected to result in slightly improved cash flows.
In March 2014, HEI filed with the IRS an application, which requested a change in the method of accounting for revenues recorded to the Utilities’ revenue balancing accounts (RBAs) (from an accrual basis to a billed basis) for income tax purposes. On April 28, 2014, the Utilities received approval for this change from the IRS, effective January 1, 2014. HEI will include the effects of this change in its estimated income tax payments for 2014. This change will result in improved cash flows by deferring the payment of income taxes on the RBA revenues recognized until the revenues are billed but will reduce the interest to be accrued on the RBA balance as proposed by the Consumer Advocate.

Unconsolidated variable interest entities.

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of June 30, 2014 and December 31, 2013 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the six months ended June 30, 2014 and 2013 each consisted of $1.7 million of interest income received from the 2004 Debentures; $1.6 million of distributions to holders of the Trust Preferred Securities; and $0.1 million of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.

Power purchase agreements.  As of June 30, 2014, the Utilities had six PPAs for firm capacity and several other PPAs with variable generation independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts (kWs) or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. The PPAs with AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER comprise approximately 90% of IPP contractual firm capacity available to the Utilities. Purchases from all IPPs were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2014	2013	2014	2013
AES Hawaii	$36	$37	$69	$60
Kalaeloa	74	79	141	143
HEP	8	9	20	20
HPOWER	16	12	32	27
Other IPPs	54	41	91	82
Total IPPs	$188	$178	$353	$332

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
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses Hawaiian Electric could potentially absorb is the fact that Hawaiian Electric’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although Hawaiian Electric absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of June 30, 2014, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $23 million.
Commitments and contingencies.
Environmental regulation.  The Utilities are subject to environmental laws and regulations that regulate the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous waste and toxic substances. In recent years, legislative, regulatory and governmental activities related to the environment, including proposals and rulemaking under the Clean Air Act and Clean Water Act (CWA), have increased significantly and management anticipates that such activity will continue.
On May 19, 2014 the Environmental Protection Agency (EPA) released the final regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The regulations will be effective 60 days after they are published in the Federal Register. They will apply to the cooling water systems for the steam generating units at Hawaiian Electric’s power plants on the island of Oahu. The regulations prescribe a process, including a number of required site-specific studies, for states to develop facility-specific entrainment and impingement controls to be incorporated in the facility’s National Pollutant Discharge Elimination System permit. In the case of Hawaiian Electric's power plants, there are a number of studies that have yet to be completed before Hawaiian Electric and the Department of Health of the State of Hawaii (DOH) can determine what entrainment or impingement controls, if any, might be appropriate.
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
On February 6, 2013, the EPA issued a guidance document titled “Next Steps for Area Designations and Implementation of the Sulfur Dioxide National Ambient Air Quality Standard,” which outlines a process that will provide the states additional flexibility and time for their development of one-hour sulfur dioxide (SO2) National Ambient Air Quality Standard (NAAQS) implementation plans. In May 2014, the EPA published a proposed data requirements rule for states to characterize their air quality in relation to the one-hour SO2 NAAQS. Under the proposed rule, the EPA expects to designate areas as attaining, or not attaining, the one-hour SO2 NAAQS in December 2017 or December 2020, depending on whether the area was characterized through modeling or monitoring. Hawaiian Electric will work with the DOH in implementing the one-hour SO2 NAAQS and in developing cost-effective strategies for NAAQS compliance, if needed.
Depending upon the specific measures required for compliance with the CWA 316(b) regulations and MATS, and the rules and guidance developed for compliance with the more stringent NAAQS, the Utilities may be required to incur material capital expenditures and other compliance costs, but such amounts and their timing are not determinable at this time. Additionally, the combined effects of these regulatory initiatives may result in a decision to retire or deactivate certain generating units earlier than anticipated.
Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, periodically encounter petroleum or other chemical releases into the environment associated with current or previous operations and report and take action on these releases when and as required by applicable law and regulations. The Utilities believe the costs of responding to such releases identified to date will not have a material adverse effect, individually or in the aggregate, on Hawaiian Electric’s consolidated results of operations, financial condition or liquidity.
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

Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although Maui Electric never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, fuel oils, and other subsurface contaminants. In March 2012, Maui Electric accrued an additional $3.1 million (reserve balance of $3.6 million as of June 30, 2014) for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation. Maui Electric received DOH and EPA comments on a draft site investigation plan for site characterization in the fourth quarter of 2013. Management concluded that these comments did not require a change to the reserve balance. Maui Electric provided written responses to the agencies’ comments in March 2014, and is currently awaiting approval of those responses by both agencies prior to revising the draft site investigation plan accordingly.
Pearl Harbor sediment study. The Navy is conducting a feasibility study for the remediation of contaminated sediment in Pearl Harbor. In the course of its study, the Navy has identified elevated levels of PCBs in the sediment offshore from the Waiau Power Plant. The results of the Navy’s study to date, including sampling data and possible remediation approaches, are undergoing further federal review. Hawaiian Electric is also reviewing the study in order to determine the scope of investigation needed to identify the potential source of contamination and develop appropriate remedial actions.
The Navy recently notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is responsible for clean up of the area offshore of the Waiau Power Plant, and the costs incurred by the Navy to investigate the area. The Navy is asking Hawaiian Electric to engage in negotiations regarding the financing and undertaking of future response actions. The extent of the contamination, the appropriate remedial measures to address it, and Hawaiian Electric’s potential responsibility for any associated costs have not yet been determined.
Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of greenhouse gas (GHG) emissions (including carbon dioxide emissions from the combustion of fossil fuels) to climate change have led to action by the State and to federal legislative and regulatory proposals to reduce GHG emissions.
In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. On June 20, 2014, the Governor signed the final regulations required to implement Act 234 and the regulations went into effect on June 30, 2014. In general, the regulations will require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 16% below 2010 emission levels by 2020. The regulations will also assess affected sources an annual fee based on tons per year of GHG emissions commencing on the effective date of the regulations, estimated to be approximately $0.4 million annually for the Utilities. The DOH GHG regulations also track the federal “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule, see below) and would create new thresholds for GHG emissions from new and existing stationary source facilities.
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
In June 2010, the EPA issued its GHG Tailoring Rule covering the permitting of new or modified stationary sources that have the potential to emit GHGs in greater quantities than the thresholds set forth in the rule, under the Prevention of

Significant Deterioration program. On June 23, 2014, the U.S. Supreme Court issued a decision that invalidated the GHG Tailoring Rule, to the extent it regulated sources based solely on their GHG emissions. It also invalidated the GHG emissions threshold for regulation. The current status of the GHG Tailoring Rule, and any further regulatory action the EPA may take in light of this recent decision, are uncertain.
On January 8, 2014, the EPA published in the Federal Register its new proposal for New Source Performance Standards for GHG from new generating units. The proposed rule on GHG from new EGUs does not apply to oil- fired combustion turbines or diesel engine generators, and is not otherwise expected to have significant impacts on the Utilities.
On June 18, 2014, the EPA published in the Federal Register its proposed rule for GHG emissions from existing power plants. The rule sets interim and final state-wide, state-specific emission performance goals, expressed as lb CO2/MWh, that would apply to the state’s affected sources. The interim goal would apply as an average over the period 2020 through 2029, with the final goal to be met by 2030. On the same date, the EPA also published a separate rule for modified and reconstructed power plants. The EPA’s plan is to issue the final rules no later than June 1, 2015. Hawaiian Electric is still evaluating the proposed rules for GHG emissions from existing, modified, and reconstructed sources, and how they might relate to the recently issued State GHG rules. Hawaiian Electric will participate in the federal GHG rulemaking process, and in the implementation of the State GHG rules, to try to reconcile federal GHG regulation, state GHG regulation, and any action the EPA may take as a result of the recent U.S. Supreme Court opinion, to facilitate clear and cost-effective compliance. The Utilities will continue to evaluate the impact of proposed GHG rules and regulations as they develop. Final regulations may impose significant compliance costs, and may require reductions in fossil fuel use and the addition of renewable energy resources in excess of the requirements of the RPS law.
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
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Six months ended June 30
(in thousands)	2014	2013
Balance, beginning of period	$43,106	$48,431
Accretion expense	643	363
Liabilities incurred	—	—
Liabilities settled	(6,052)	(1,506)
Revisions in estimated cash flows	—	(916)
Balance, end of period	$37,697	$46,372

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
On May 31, 2013, as provided for in its original order issued in 2010 approving decoupling and citing three years of implementation experience for Hawaiian Electric, the PUC opened an investigative docket to review whether the decoupling mechanisms are functioning as intended, are fair to the Utilities and their ratepayers, and are in the public interest. The PUC affirmed its support for the continuation of the sales decoupling (RBA) mechanism and stated its interest in evaluating the RAM to ensure it provides the appropriate balance of risks, costs, incentives and performance requirements, as well as administrative efficiency, and whether the current interest rate applied to the outstanding RBA balance is reasonable. The Utilities and the Consumer Advocate were named as parties to this proceeding and filed a joint statement of position that any material changes to the current decoupling mechanism should be made prospectively after 2016, unless the Utilities and the Consumer Advocate mutually agree to the change in this proceeding. The PUC granted several parties’ motions to intervene. In October 2013, the PUC issued orders that bifurcated the proceeding (Schedule A and Schedule B) and identified issues and procedural schedules for both Schedules.
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

The D&O required the Utilities to immediately investigate the possibility of deferring the payment of income taxes on the accrued amounts of decoupling revenue, and to report the results with recommendations to the PUC. The PUC reserved the right to determine in the next decoupling and rate case filings whether each Utilities’ allowed income taxes should be adjusted for this change. The Utilities updated the PUC on their progress in investigating the tax treatment of the revenues included in the RBA balances and provided information to the PUC concerning the application to the IRS for an accounting methods change to recognize RBA revenues for tax purposes when amounts are billed. On April 28, 2014, the Utilities received approval for this change from the IRS, effective January 1, 2014. This change will reduce the amount of interest to be accrued on the RBA balance as proposed by the Consumer Advocate (see "Recent tax developments" above).

As required, the Utilities developed websites to present certain Schedule A performance metrics and proposed additional performance metrics. These metrics are all currently being reviewed by the PUC and, if approved, will be available to the public.
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
On May 20, 2014, the Utilities and other parties filed their respective initial statements of position for the Schedule B issues in this proceeding. Specifically, the Utilities concluded that (1) the existing RAM provision can be modified to address concerns stated by the PUC regarding the review of baseline capital projects and the growth in plant additions, and (2) targeted incentives can be crafted to incentivize the activities identified by the PUC.
The Utilities and other parties are scheduled to file their respective reply statements of position for Schedule B issues in September 2014. The second part of this proceeding will continue with panel hearings scheduled for October 2014.
Management cannot predict the outcome of the proceedings or the ultimate impact of the proceedings on the results of operation of the Utilities.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively address certain key policy, resource planning and operational issues for the Utilities. The four orders are as follows:
Integrated Resource Planning. The PUC did not accept the Utilities’ Integrated Resource Plan and Action Plans submission, and, in lieu of an approved plan, has commenced other initiatives to enable resource planning. The PUC also terminated the Utilities' integrated resource planning (IRP) cycle, including the filing of a mid-cycle evaluation report, and formally concluded the IRP advisory group. The PUC directed each of Hawaiian Electric and Maui Electric to file within 120 days its respective Power Supply Improvement Plans (PSIPs). The PSIPs will be reviewed by the PUC in a new docket. The PUC also directed the Utilities to file within 90 days an integrated Demand Response Portfolio Plan. The Utilities’ Plan was filed in July 2014. The PUC also provided its inclinations on the future of Hawaii’s electric utilities in an exhibit to the order. The exhibit provides the PUC’s perspectives on the vision, business strategies and regulatory policy changes required to align the Utilities' business model with customers’ interests and the state’s public policy goals.
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

•
Plan to implement an on-going distribution circuit monitoring program to measure real-time voltage and other power quality parameters to be filed within 60 days. The plan shall achieve full implementation of the distribution circuit monitoring program within 180 days. The Utilities' Plan was filed in June 2014.

•	Action Plan for improving efficiencies in the interconnection requirements studies to be filed within 30 days. The Utilities' Plan was filed in May 2014.

•	The Utilities are to file monthly reports providing details about interconnection requirements studies.

•	Proposal to implement an integrated interconnection queue for each distribution circuit for each island grid to be filed within 120 days.
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
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop within 90 days an integrated Demand Response Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014.
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

Subsequent event. In August 2014, Hawaiian Electric entered into a 15-year agreement with Fortis BC Energy Inc. (Fortis) for liquefaction capacity for liquefied natural gas (LNG) under tariffed rates approved by the British Columbia Utilities Commission. The agreement, which is subject to Hawaii PUC approval, other regulatory approvals and permits, and other conditions precedent before it becomes effective, provides for LNG liquefaction capacity purchases of 800,000 tonnes per year for the first five years, 700,000 tonnes per year for the next five years, and 600,000 tonnes per year for the last five years. Fortis must also obtain regulatory and other approvals for the agreement to become effective. The Fortis agreement is assignable and can be assigned to the selected bidder in the Utilities’ RFP for the supply of containerized LNG and will help ensure that liquefaction capacity is available at pricing that management believes will lower customer bills.
Consolidating financial information. Hawaiian Electric is not required to provide separate financial statements or other disclosures concerning Hawaii Electric Light and Maui Electric to holders of the 2004 Debentures issued by Hawaii Electric Light and Maui Electric to Trust III since all of their voting capital stock is owned, and their obligations with respect to these securities have been fully and unconditionally guaranteed, on a subordinated basis, by Hawaiian Electric. Consolidating information is provided below for Hawaiian Electric and each of its subsidiaries for the periods ended and as of the dates indicated.
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

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$530,991	103,544	103,916	—	(22)	$738,429
Expenses
Fuel oil	195,549	31,179	43,529	—	—	270,257
Purchased power	140,805	28,170	19,348	—	—	188,323
Other operation and maintenance	68,992	14,817	14,755	—	—	98,564
Depreciation	27,300	8,976	5,317	—	—	41,593
Taxes, other than income taxes	49,949	9,757	9,918	—	—	69,624
Total expenses	482,595	92,899	92,867	—	—	668,361
Operating income	48,396	10,645	11,049	—	(22)	70,068
Allowance for equity funds used during construction	1,417	121	(151)	—	—	1,387
Equity in earnings of subsidiaries	9,859	—	—	—	(9,859)	—
Interest expense and other charges, net	(11,553)	(2,852)	(2,469)	—	22	(16,852)
Allowance for borrowed funds used during construction	535	47	(59)	—	—	523
Income before income taxes	48,654	7,961	8,370	—	(9,859)	55,126
Income taxes	14,154	2,982	3,261	—	—	20,397
Net income	34,500	4,979	5,109	—	(9,859)	34,729
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income attributable to Hawaiian Electric	34,500	4,846	5,013	—	(9,859)	34,500
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$34,230	4,846	5,013	—	(9,859)	$34,230
Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Three months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$34,230	4,846	5,013	—	(9,859)	$34,230
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,588	292	292	—	(584)	2,588
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,575)	(292)	(292)	—	584	(2,575)
Other comprehensive income, net of taxes	13	—	—	—	—	13
Comprehensive income attributable to common shareholder	$34,243	4,846	5,013	—	(9,859)	$34,243

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended June 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$521,576	106,361	100,627	—	(39)	$728,525
Expenses
Fuel oil	203,379	33,569	52,330	—	—	289,278
Purchased power	135,271	29,278	13,895	—	—	178,444
Other operation and maintenance	68,558	14,477	11,361	1	—	94,397
Depreciation	25,001	8,547	5,042	—	—	38,590
Taxes, other than income taxes	49,357	9,965	9,519	—	—	68,841
Total expenses	481,566	95,836	92,147	1	—	669,550
Operating income (loss)	40,010	10,525	8,480	(1)	(39)	58,975
Allowance for equity funds used during construction	1,247	192	121	—	—	1,560
Equity in earnings of subsidiaries	8,667	—	—	—	(8,667)	—
Interest expense and other charges, net	(9,250)	(2,791)	(2,406)	—	39	(14,408)
Allowance for borrowed funds used during construction	342	43	13	—	—	398
Income (loss) before income taxes	41,016	7,969	6,208	(1)	(8,667)	46,525
Income taxes	12,053	2,956	2,324	—	—	17,333
Net income (loss)	28,963	5,013	3,884	(1)	(8,667)	29,192
Preferred stock dividends of subsidiaries	—	133	96	—	—	229
Net income (loss) attributable to Hawaiian Electric	28,963	4,880	3,788	(1)	(8,667)	28,963
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income (loss) for common stock	$28,693	4,880	3,788	(1)	(8,667)	$28,693

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Three months ended June 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$28,693	4,880	3,788	(1)	(8,667)	$28,693
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,016	681	622	—	(1,303)	5,016
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(4,999)	(680)	(623)	—	1,303	(4,999)
Other comprehensive income (loss), net of taxes	17	1	(1)	—	—	17
Comprehensive income (loss) attributable to common shareholder	$28,710	4,881	3,787	(1)	(8,667)	$28,710

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,043,446	208,475	206,609	—	(39)	$1,458,491
Expenses
Fuel oil	399,096	62,679	94,782	—	—	556,557
Purchased power	264,774	57,661	30,804	—	—	353,239
Other operation and maintenance	127,507	28,864	30,799	—	—	187,170
Depreciation	54,601	17,951	10,644	—	—	83,196
Taxes, other than income taxes	98,133	19,520	19,942	—	—	137,595
Total expenses	944,111	186,675	186,971	—	—	1,317,757
Operating income	99,335	21,800	19,638	—	(39)	140,734
Allowance for equity funds used during construction	2,889	186	(79)	—	—	2,996
Equity in earnings of subsidiaries	18,776	—	—	—	(18,776)	—
Interest expense and other charges, net	(22,040)	(5,600)	(4,974)	—	39	(32,575)
Allowance for borrowed funds used during construction	1,094	72	(29)	—	—	1,137
Income before income taxes	100,054	16,458	14,556	—	(18,776)	112,292
Income taxes	29,864	6,184	5,596	—	—	41,644
Net income	70,190	10,274	8,960	—	(18,776)	70,648
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income attributable to Hawaiian Electric	70,190	10,007	8,769	—	(18,776)	70,190
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income for common stock	$69,650	10,007	8,769	—	(18,776)	$69,650

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$69,650	10,007	8,769	—	(18,776)	$69,650
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,107	636	545	—	(1,181)	5,107
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,085)	(636)	(545)	—	1,181	(5,085)
Other comprehensive income, net of taxes	22	—	—	—	—	22
Comprehensive income attributable to common shareholder	$69,672	10,007	8,769	—	(18,776)	$69,672

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Six months ended June 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,028,634	212,373	205,026	—	(67)	$1,445,966
Expenses
Fuel oil	425,346	66,505	102,527	—	—	594,378
Purchased power	246,426	59,400	25,982	—	—	331,808
Other operation and maintenance	140,976	29,365	25,868	1	—	196,210
Depreciation	49,708	17,094	10,068	—	—	76,870
Taxes, other than income taxes	97,501	19,656	19,447	—	—	136,604
Total expenses	959,957	192,020	183,892	1	—	1,335,870
Operating income (loss)	68,677	20,353	21,134	(1)	(67)	110,096
Allowance for equity funds used during construction	2,230	330	215	—	—	2,775
Equity in earnings of subsidiaries	19,652	—	—	—	(19,652)	—
Interest expense and other charges, net	(18,840)	(5,646)	(4,508)	—	67	(28,927)
Allowance for borrowed funds used during construction	910	135	83	—	—	1,128
Income (loss) before income taxes	72,629	15,172	16,924	(1)	(19,652)	85,072
Income taxes	18,967	5,605	6,380	—	—	30,952
Net income (loss)	53,662	9,567	10,544	(1)	(19,652)	54,120
Preferred stock dividends of subsidiaries	—	267	191	—	—	458
Net income (loss) attributable to Hawaiian Electric	53,662	9,300	10,353	(1)	(19,652)	53,662
Preferred stock dividends of Hawaiian Electric	540	—	—	—	—	540
Net income (loss) for common stock	$53,122	9,300	10,353	(1)	(19,652)	$53,122

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Six months ended June 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$53,122	9,300	10,353	(1)	(19,652)	$53,122
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,347	1,440	1,279	—	(2,719)	10,347
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(10,312)	(1,441)	(1,279)	—	2,720	(10,312)
Other comprehensive income (loss), net of taxes	35	(1)	—	—	1	35
Comprehensive income (loss) attributable to common shareholder	$53,157	9,299	10,353	(1)	(19,651)	$53,157

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,530	5,464	3,016	—	—	$52,010
Plant and equipment	3,655,958	1,147,841	1,026,924	—	—	5,830,723
Less accumulated depreciation	(1,239,994)	(465,966)	(444,953)	—	—	(2,150,913)
Construction in progress	139,149	14,669	14,462	—	—	168,280
Utility property, plant and equipment, net	2,598,643	702,008	599,449	—	—	3,900,100
Nonutility property, plant and equipment, less accumulated depreciation	4,951	82	1,531	—	—	6,564
Total property, plant and equipment, net	2,603,594	702,090	600,980	—	—	3,906,664
Investment in wholly owned subsidiaries, at equity	529,461	—	—	—	(529,461)	—
Current assets
Cash and cash equivalents	8,106	1,754	2,759	101	—	12,720
Advances to affiliates	23,600	—	—	—	(23,600)	—
Customer accounts receivable, net	122,400	27,465	25,769	—	—	175,634
Accrued unbilled revenues, net	106,694	17,452	17,723	—	—	141,869
Other accounts receivable, net	20,095	6,415	2,052	—	(9,647)	18,915
Fuel oil stock, at average cost	123,070	12,517	25,706	—	—	161,293
Materials and supplies, at average cost	37,606	7,129	16,144	—	—	60,879
Prepayments and other	43,057	7,185	11,900	—	(251)	61,891
Regulatory assets	64,210	6,947	7,788	—	—	78,945
Total current assets	548,838	86,864	109,841	101	(33,498)	712,146
Other long-term assets
Regulatory assets	380,993	64,159	58,548	—	—	503,700
Unamortized debt expense	6,020	1,532	1,353	—	—	8,905
Other	42,662	11,565	14,199	—	—	68,426
Total other long-term assets	429,675	77,256	74,100	—	—	581,031
Total assets	$4,111,568	866,210	784,921	101	(562,959)	$5,199,841
Capitalization and liabilities
Capitalization
Common stock equity	$1,618,987	278,995	250,365	101	(529,461)	$1,618,987
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	189,999	186,000	—	—	1,206,545
Total capitalization	2,471,826	475,994	441,365	101	(529,461)	2,859,825
Current liabilities
Current portion of long-term debt	—	11,400	—	—	—	11,400
Short-term borrowings from non-affiliates	102,989	—	—	—	—	102,989
Short-term borrowings from affiliate	—	3,400	20,200	—	(23,600)	—
Accounts payable	114,803	18,434	20,506	—	—	153,743
Interest and preferred dividends payable	14,827	4,177	2,755	—	(8)	21,751
Taxes accrued	150,709	33,058	32,858	—	(251)	216,374
Regulatory liabilities	453	—	336	—	—	789
Other	49,370	9,391	15,447	—	(9,639)	64,569
Total current liabilities	433,151	79,860	92,102	—	(33,498)	571,615
Deferred credits and other liabilities
Deferred income taxes	399,826	84,147	73,083	—	—	557,056
Regulatory liabilities	240,533	79,990	33,668	—	—	354,191
Unamortized tax credits	48,386	14,668	14,659	—	—	77,713
Defined benefit pension and other postretirement benefit plans liability	195,599	26,952	30,234		—	252,785
Other	57,397	13,821	13,059	—	—	84,277
Total deferred credits and other liabilities	941,741	219,578	164,703	—	—	1,326,022
Contributions in aid of construction	264,850	90,778	86,751	—	—	442,379
Total capitalization and liabilities	$4,111,568	866,210	784,921	101	(562,959)	$5,199,841

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,407	5,460	3,016	—	—	$51,883
Plant and equipment	3,558,569	1,136,923	1,006,383	—	—	5,701,875
Less accumulated depreciation	(1,222,129)	(453,721)	(435,379)	—	—	(2,111,229)
Construction in progress	124,494	7,709	11,030	—	—	143,233
Utility property, plant and equipment, net	2,504,341	696,371	585,050	—	—	3,785,762
Nonutility property, plant and equipment, less accumulated depreciation	4,953	82	1,532	—	—	6,567
Total property, plant and equipment, net	2,509,294	696,453	586,582	—	—	3,792,329
Investment in wholly owned subsidiaries, at equity	523,674	—	—	—	(523,674)	—
Current assets
Cash and cash equivalents	61,245	1,326	153	101	—	62,825
Advances to affiliates	6,839	1,000	—	—	(7,839)	—
Customer accounts receivable, net	121,282	28,088	26,078	—	—	175,448
Accrued unbilled revenues, net	107,752	17,100	19,272	—	—	144,124
Other accounts receivable, net	16,373	4,265	2,451	—	(9,027)	14,062
Fuel oil stock, at average cost	99,613	14,178	20,296	—	—	134,087
Materials and supplies, at average cost	37,377	6,883	14,784	—	—	59,044
Prepayments and other	29,798	8,334	16,140	—	(1,415)	52,857
Regulatory assets	54,979	6,931	7,828	—	—	69,738
Total current assets	535,258	88,105	107,002	101	(18,281)	712,185
Other long-term assets
Regulatory assets	381,346	64,552	60,288	—	—	506,186
Unamortized debt expense	6,051	1,580	1,372	—	—	9,003
Other	42,163	11,270	13,993	—	—	67,426
Total other long-term assets	429,560	77,402	75,653	—	—	582,615
Total assets	$3,997,786	861,960	769,237	101	(541,955)	$5,087,129
Capitalization and liabilities
Capitalization
Common stock equity	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,547	189,998	186,000	—	—	1,206,545
Total capitalization	2,446,404	471,800	439,771	101	(523,674)	2,834,402
Current liabilities
Current portion of long-term debt	—	11,400	—	—	—	11,400
Short-term borrowings from affiliate	1,000	—	6,839	—	(7,839)	—
Accounts payable	145,062	24,383	20,114	—	—	189,559
Interest and preferred dividends payable	15,190	3,885	2,585	—	(8)	21,652
Taxes accrued	175,790	37,899	37,171	—	(1,415)	249,445
Regulatory liabilities	1,705	—	211	—	—	1,916
Other	48,443	9,033	15,424	—	(9,019)	63,881
Total current liabilities	387,190	86,600	82,344	—	(18,281)	537,853
Deferred credits and other liabilities
Deferred income taxes	359,621	79,947	67,593	—	—	507,161
Regulatory liabilities	235,786	76,475	35,122	—	—	347,383
Unamortized tax credits	44,931	14,245	14,363	—	—	73,539
Defined benefit pension and other postretirement benefit plans liability	202,396	28,427	31,339	—	—	262,162
Other	63,374	14,703	13,658	—	—	91,735
Total deferred credits and other liabilities	906,108	213,797	162,075	—	—	1,281,980
Contributions in aid of construction	258,084	89,763	85,047	—	—	432,894
Total capitalization and liabilities	$3,997,786	861,960	769,237	101	(541,955)	$5,087,129

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	69,650	10,007	8,769	—	(18,776)	69,650
Other comprehensive income, net of taxes	22	—	—	—	—	22
Common stock dividends	(44,246)	(5,813)	(7,175)	—	12,988	(44,246)
Common stock issuance expenses	(3)	(1)	—	—	1	(3)
Balance, June 30, 2014	$1,618,987	278,995	250,365	101	(529,461)	$1,618,987

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Six months ended June 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2012	$1,472,136	268,908	228,927	104	(497,939)	$1,472,136
Net income (loss) for common stock	53,122	9,300	10,353	(1)	(19,652)	53,122
Other comprehensive income (loss), net of taxes	35	(1)	—	—	1	35
Common stock dividends	(40,789)	(7,194)	(7,008)	—	14,202	(40,789)
Balance, June 30, 2013	$1,484,504	271,013	232,272	103	(503,388)	$1,484,504

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Six months ended June 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$70,190	10,274	8,960	—	(18,776)	$70,648
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(18,826)	—	—	—	18,776	(50)
Common stock dividends received from subsidiaries	13,038	—	—	—	(12,988)	50
Depreciation of property, plant and equipment	54,601	17,951	10,644	—	—	83,196
Other amortization	554	1,299	1,744	—	—	3,597
Increase in deferred income taxes	34,976	4,478	5,932	—	—	45,386
Change in tax credits, net	3,482	434	311	—	—	4,227
Allowance for equity funds used during construction	(2,889)	(186)	79	—	—	(2,996)
Change in cash overdraft	—	—	(1,038)	—	—	(1,038)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(4,840)	(1,527)	708	—	620	(5,039)
Decrease (increase) in accrued unbilled revenues	1,058	(352)	1,549	—	—	2,255
Decrease (increase) in fuel oil stock	(23,457)	1,661	(5,410)	—	—	(27,206)
Increase in materials and supplies	(229)	(246)	(1,360)	—	—	(1,835)
Increase in regulatory assets	(15,893)	(1,640)	(198)	—	—	(17,731)
Decrease in accounts payable	(54,777)	(5,621)	(2,908)	—	—	(63,306)
Change in prepaid and accrued income and utility revenue taxes	(33,867)	(3,709)	(694)	—	—	(38,270)
Decrease in defined benefit pension and other postretirement benefit plans liability	(281)	—	(217)	—	—	(498)
Change in other assets and liabilities	(19,897)	(2,586)	(3,155)	—	(620)	(26,258)
Net cash provided by operating activities	2,943	20,230	14,947	—	(12,988)	25,132
Cash flows from investing activities
Capital expenditures	(104,710)	(20,567)	(20,457)	—	—	(145,734)
Contributions in aid of construction	8,520	2,493	2,196	—	—	13,209
Advances from (to) affiliates	(16,761)	1,000	—	—	15,761	—
Net cash used in investing activities	(112,951)	(17,074)	(18,261)	—	15,761	(132,525)
Cash flows from financing activities
Common stock dividends	(44,246)	(5,813)	(7,175)	—	12,988	(44,246)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	101,989	3,400	13,361	—	(15,761)	102,989
Other	(334)	(48)	(75)	—	—	(457)
Net cash provided by (used in) financing activities	56,869	(2,728)	5,920	—	(2,773)	57,288
Net increase (decrease) in cash and cash equivalents	(53,139)	428	2,606	—	—	(50,105)
Cash and cash equivalents, beginning of period	61,245	1,326	153	101	—	62,825
Cash and cash equivalents, end of period	$8,106	1,754	2,759	101	—	$12,720

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Six months ended June 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income (loss)	$53,662	9,567	10,544	(1)	(19,652)	$54,120
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(19,702)	—	—	—	19,652	(50)
Common stock dividends received from subsidiaries	14,227	—	—	—	(14,202)	25
Depreciation of property, plant and equipment	49,708	17,094	10,068	—	—	76,870
Other amortization	(160)	716	2,328	—	—	2,884
Increase in deferred income taxes	27,560	5,584	5,636	—	—	38,780
Change in tax credits, net	2,598	70	329	—	—	2,997
Allowance for equity funds used during construction	(2,230)	(330)	(215)	—	—	(2,775)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	35,431	(2,281)	(318)	—	(579)	32,253
Decrease (increase) in accrued unbilled revenues	(2,095)	(2,848)	54	—	—	(4,889)
Decrease (increase) in fuel oil stock	38,428	5,812	(266)	—	—	43,974
Increase in materials and supplies	(4,069)	(1,480)	(1,590)	—	—	(7,139)
Increase in regulatory assets	(25,647)	(4,852)	(7,087)	—	—	(37,586)
Decrease in accounts payable	(36,971)	(2,513)	(1,750)	—	—	(41,234)
Change in prepaid and accrued income and utility revenue taxes	(25,831)	(6,171)	(6,121)	—	—	(38,123)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	1,163	(128)	(46)	—	—	989
Change in other assets and liabilities	(12,731)	(3,171)	5,929	—	579	(9,394)
Net cash provided by (used in) operating activities	93,341	15,069	17,495	(1)	(14,202)	111,702
Cash flows from investing activities
Capital expenditures	(104,846)	(22,367)	(23,038)	—	—	(150,251)
Contributions in aid of construction	11,924	4,270	994	—	—	17,188
Other	623	—	—	—		623
Advances from (to) affiliates	(8,600)	8,450	—	—	150	—
Net cash used in investing activities	(100,899)	(9,647)	(22,044)	—	150	(132,440)
Cash flows from financing activities
Common stock dividends	(40,789)	(7,194)	(7,008)	—	14,202	(40,789)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(540)	(267)	(191)	—	—	(998)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	45,542	—	8,600	—	(150)	53,992
Other	(6)	(1)	(2)	—	—	(9)
Net cash provided by (used in) financing activities	4,207	(7,462)	1,399	—	14,052	12,196
Net decrease in cash and cash equivalents	(3,351)	(2,040)	(3,150)	(1)	—	(8,542)
Cash and cash equivalents, beginning of period	8,265	5,441	3,349	104	—	17,159
Cash and cash equivalents, end of period	$4,914	3,401	199	103	—	$8,617

4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$43,851	$43,624	$87,533	$86,227
Interest and dividends on investment and mortgage-related securities	2,950	3,234	5,985	6,698
Total interest and dividend income	46,801	46,858	93,518	92,925
Interest expense
Interest on deposit liabilities	1,237	1,296	2,462	2,608
Interest on other borrowings	1,420	1,178	2,825	2,342
Total interest expense	2,657	2,474	5,287	4,950
Net interest income	44,144	44,384	88,231	87,975
Provision (credit) for loan losses	1,021	(959)	2,016	899
Net interest income after provision (credit) for loan losses	43,123	45,343	86,215	87,076
Noninterest income
Fees from other financial services	5,217	7,996	10,345	15,639
Fee income on deposit liabilities	4,645	4,433	9,066	8,747
Fee income on other financial products	2,064	1,780	4,354	3,574
Mortgage banking income	246	2,003	874	5,349
Gain on sale of securities	—	1,226	2,847	1,226
Other income, net	1,643	1,731	3,231	3,323
Total noninterest income	13,815	19,169	30,717	37,858
Noninterest expense
Compensation and employee benefits	19,872	20,063	40,158	40,151
Occupancy	4,489	4,219	8,442	8,342
Data processing	2,971	2,827	6,031	5,814
Services	2,855	2,328	5,128	4,431
Equipment	1,609	1,870	3,254	3,644
Other expense	8,094	8,500	15,247	16,095
Total noninterest expense	39,890	39,807	78,260	78,477
Income before income taxes	17,048	24,705	38,672	46,457
Income taxes	5,372	8,786	12,457	16,383
Net income	$11,676	$15,919	$26,215	$30,074
American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013
Net income	$11,676	$15,919	$26,215	$30,074
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period, net of (taxes) benefits of ($1,679), $5,485, ($3,343) and $6,032 for the respective periods	2,543	(8,307)	5,063	(9,135)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, $488, $1,132 and $488 for the respective periods	—	(738)	(1,715)	(738)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $142, $308, $286 and $1,732 for the respective periods	215	466	434	2,623
Other comprehensive income (loss), net of taxes	2,758	(8,579)	3,782	(7,250)
Comprehensive income	$14,434	$7,340	$29,997	$22,824

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	June 30, 2014		December 31, 2013
Assets
Cash and cash equivalents		$174,950		$156,603
Available-for-sale investment and mortgage-related securities		549,321		529,007
Investment in stock of Federal Home Loan Bank of Seattle		80,863		92,546
Loans receivable held for investment		4,287,612		4,150,229
Allowance for loan losses		(42,372)		(40,116)
Loans receivable held for investment, net		4,245,240		4,110,113
Loans held for sale, at lower of cost or fair value		956		5,302
Other		284,607		268,063
Goodwill		82,190		82,190
Total assets		$5,418,127		$5,243,824

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,301,758		$1,214,418
Deposit liabilities—interest-bearing		3,223,102		3,158,059
Other borrowings		242,455		244,514
Other		116,953		105,679
Total liabilities		4,884,268		4,722,670
Commitments and contingencies (see “Litigation” below)
Common stock		337,262		336,054
Retained earnings		205,012		197,297
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(315)		$(3,663)
Retirement benefit plans	(8,100)	(8,415)	(8,534)	(12,197)
Total shareholder’s equity		533,859		521,154
Total liabilities and shareholder’s equity		$5,418,127		$5,243,824

Other assets
Bank-owned life insurance		$131,959		$129,963
Premises and equipment, net		68,254		67,766
Prepaid expenses		3,878		3,616
Accrued interest receivable		13,354		13,133
Mortgage-servicing rights		11,605		11,687
Low-income housing equity investments		23,820		14,543
Real estate acquired in settlement of loans, net		1,045		1,205
Other		30,692		26,150
		$284,607		$268,063
Other liabilities
Accrued expenses		$24,440		$19,989
Federal and state income taxes payable		38,940		37,807
Cashier’s checks		21,286		21,110
Advance payments by borrowers		9,852		9,647
Other		22,435		17,126
		$116,953		$105,679

Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.

ASB invests, as a limited partner, in Low-Income Housing Tax Credit (LIHTC) investment partnerships formed for the purpose of providing funding for affordable multifamily rental properties. These properties are rented to qualified low-income tenants, pursuant to Section 42 of the Internal Revenue Code, allowing the properties to be eligible for federal and, for some properties, state tax credits. ASB realizes a return on its investment through reductions in income tax expense that result from tax credits and the deductibility of the operating losses of these partnerships. The partnership agreements are typically structured to meet a required 15-year period of occupancy by qualified low-income tenants. ASB’s maximum exposure to loss is equal to its legally binding equity commitments adjusted for recorded impairment, partnership results, and/or proportional amortization for qualifying low income housing tax credit investments, where applicable.
Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $142 million and $100 million, respectively, as of June 30, 2014 and $145 million and $100 million, respectively, as of December 31, 2013.
Investment and mortgage-related securities portfolio.
Available-for-sale securities.  The book value (amortized cost), gross unrealized gains and losses, estimated fair value and gross unrealized losses (fair value and amount by duration of time in which positions have been held in a continuous loss position) for securities held in ASB’s “available-for-sale” portfolio by major security type were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months		12 months or longer
(in thousands)					Fair value	Amount	Fair value	Amount
June 30, 2014
U.S. Treasury and federal agency obligations	$102,472	$889	$(1,332)	$102,029	$14,950	$(79)	$29,443	$(1,253)
Mortgage-related securities- FNMA, FHLMC and GNMA	447,373	6,529	(6,610)	447,292	72,721	(443)	154,149	(6,167)
Municipal bonds	—	—	—	—	—	—	—	—
	$549,845	$7,418	$(7,942)	$549,321	$87,671	$(522)	$183,592	$(7,420)
December 31, 2013
Federal agency obligations	$83,193	$174	$(2,394)	$80,973	$70,779	$(2,394)	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	374,993	4,911	(10,460)	369,444	228,543	(8,819)	19,655	(1,641)
Municipal bonds	76,904	1,826	(140)	78,590	14,478	(140)	—	—
	$535,090	$6,911	$(12,994)	$529,007	$313,800	$(11,353)	$19,655	$(1,641)
 The unrealized losses on ASB’s investments in mortgage-related securities and obligations issued by federal agencies were caused by interest rate movements. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at June 30, 2014.
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

June 30, 2014	Amortized cost	Fair value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	44,492	44,538
Due after five years through ten years	32,303	32,839
Due after ten years	25,677	24,652
	102,472	102,029
Mortgage-related securities-FNMA,FHLMC and GNMA	447,373	447,292
Total available-for-sale securities	$549,845	$549,321

Allowance for loan losses.  ASB maintains an allowance for loan losses that it believes is adequate to absorb losses inherent in its loan portfolio. The level of allowance for loan losses is based on a continuing assessment of existing risks in the loan portfolio, historical loss experience, changes in collateral values and current conditions (e.g., economic conditions, real estate market conditions and interest rate environment). The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors primarily derived from actual historical default and loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Adverse changes in any of these factors could result in higher charge-offs and provision for loan losses.
ASB disaggregates its portfolio loans into portfolio segments for purposes of determining the allowance for loan losses. Commercial and commercial real estate loans are defined as non-homogeneous loans and ASB utilizes a risk rating system for evaluating the credit quality of the loans. Loans are rated based on the degree of risk at origination and periodically thereafter, as appropriate. Values are applied separately to the probability of default (borrower risk) and loss given default (transaction risk). ASB’s credit review department performs an evaluation of these loan portfolios to ensure compliance with the internal risk rating system and timeliness of rating changes. Non-homogeneous loans are categorized into the regulatory asset quality classifications—Pass, Special Mention, Substandard, Doubtful, and Loss based on credit quality. For loans classified as substandard, an analysis is done to determine if the loan is impaired. A loan is deemed impaired when it is probable that ASB will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is deemed impaired, ASB applies a valuation methodology to determine whether there is an impairment shortfall. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral, net of costs to sell. For all loans collateralized by real estate whose repayment is dependent on the sale of the underlying collateral property, ASB measures impairment by utilizing the fair value of the collateral, net of costs to sell; for other loans that are not considered collateral dependent, generally the discounted cash flow method is used to measure impairment. For loans collateralized by real estate that are classified as troubled debt restructured loans, the present value of the expected future cash flows of the loans may also be used to measure impairment as these loans are expected to perform according to their restructured terms. Impairment shortfalls are charged to the provision for loan losses and included in the allowance for loan losses. However, impairment shortfalls that are deemed to be confirmed losses (uncollectible) are charged off, with the loan written down by the amount of the confirmed loss.
Residential, consumer and credit scored business loans are considered homogeneous loans, which are typically underwritten based on common, uniform standards, and are generally classified as to the level of loss exposure based on delinquency status. The homogeneous loan portfolios are stratified into individual products with common risk characteristics and segmented into various secured and unsecured loan product types. For the homogeneous portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. ASB does supplement performance data with an 11-risk rating retail credit model that assigns a probability of default to each borrower based primarily on the borrower's current Fair Isaac Corporation (FICO) score and for the home equity line of credit (HELOC) and unsecured consumer products, the bankruptcy score (BK).  Current FICO and BK data is purchased and appended to all homogeneous loans on a quarterly basis and used to estimate the borrower’s probability of default and the loss given default.
ASB also considers the following qualitative factors for all loans in estimating the allowance for loan losses:

•	changes in lending policies and procedures;

•	changes in economic and business conditions and developments that affect the collectability of the portfolio;

•	changes in the nature, volume and terms of the loan portfolio;

•	changes in lending management and other relevant staff;

•	changes in loan quality (past due, non-accrual, classified loans);

•	changes in the quality of the loan review system;

•	changes in the value of underlying collateral;

•	effect of, and changes in the level of, any concentrations of credit; and

•	effect of other external and internal factors.
ASB’s methodology for determining the allowance for loan losses was generally based on historic loss rates using various look-back periods. During the second quarter 2014, ASB implemented enhancements to the loss rate calculation for estimating the allowance for loan losses that included several refinements to determining the probability of default and the loss given default for the various segments of the loan portfolio that are more statistically sound than those previously employed. The result is an estimated loss rate established for each borrower. ASB also updated its measurement of the loss emergence period in the calculation of the allowance for loan losses. The loss emergence period is broadly defined as the period that it takes, on average, for the lender to identify the specific borrower and amount of loss incurred by the bank for a loan that has suffered from a loss-causing event. In most cases, the loss emergence period was within a twelve month period; however, as credit quality and conditions improve, management has observed that the loss emergence period has extended and has incorporated this observed change in the estimate of the allowance for loan losses. Management believes these enhancements will improve the precision in estimating the allowance for loan losses. The enhancement did not have a material effect on the total allowance for loan losses or the provision for loan losses for the second quarter 2014. The enhancement did result in the full allocation of the previously unallocated portion of the allowance for loan losses.
In conjunction with the above enhancement, management also adopted an enhanced risk rating system for monitoring and managing credit risk in the non-homogenous loan portfolios, that measures general creditworthiness at the borrower level. The numerical-based, risk rating “PD Model” takes into consideration fiscal year-end financial information of the borrower and identified financial attributes including retained earnings, operating cash flows, interest coverage, liquidity and leverage that demonstrate a strong correlation with default to assign default probabilities at the borrower level. In addition, a loss given default (LGD) value is assigned to each loan to measure loss in the event of default based on loan specific features such as collateral that mitigates the amount of loss in the event of default. Together the PD Model and LGD construct provide a more quantitative, data driven and consistent framework for measuring risk within the portfolio, on a loan by loan basis and for the ultimate collectability of each loan. Management believes its allowance for loan losses adequately estimates actual loan losses that will ultimately be incurred. However, such estimates are based on currently available information and historical experience, and future adjustments may be required from time to time to the allowance for loan losses based on new information and changes that occur (e.g., due to changes in economic conditions, particularly in Hawaii). Actual losses could differ from management’s estimates, and these differences and subsequent adjustments could be material.

The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallocated	Total
Three months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$5,475	$5,715	$5,969	$1,575	$3,063	$24	$15,592	$2,316	$1,194	$40,923
Charge-offs	(94)	—	(136)	(47)	—	—	(246)	(461)	—	(984)
Recoveries	555	—	314	77	—	—	225	241	—	1,412
Provision	(269)	1,515	934	232	327	2	(427)	(99)	(1,194)	1,021
Ending balance	$5,667	$7,230	$7,081	$1,837	$3,390	$26	$15,144	$1,997	$—	$42,372
Three months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$6,011	$6,656	$4,557	$2,743	$1,872	$12	$14,963	$3,655	$2,261	$42,730
Charge-offs	(846)	—	(68)	(8)	—	—	(924)	(759)	—	(2,605)
Recoveries	1,033	—	62	363	—	—	220	160	—	1,838
Provision	159	(2,539)	458	(911)	433	2	2,048	(657)	48	(959)
Ending balance	$6,357	$4,117	$5,009	$2,187	$2,305	$14	$16,307	$2,399	$2,309	$41,004
Six months ended June 30, 2014
Allowance for loan losses:
Beginning balance	$5,534	$5,059	$5,229	$1,817	$2,397	$19	$15,803	$2,367	$1,891	$40,116
Charge-offs	(360)	—	(136)	(53)	—	—	(370)	(1,022)	—	(1,941)
Recoveries	896	—	325	163	—	—	325	472	—	2,181
Provision	(403)	2,171	1,663	(90)	993	7	(614)	180	(1,891)	2,016
Ending balance	$5,667	$7,230	$7,081	$1,837	$3,390	$26	$15,144	$1,997	$—	$42,372
Ending balance: individually evaluated for impairment	$969	$941	$14	$1,202	$—	$—	$1,239	$5	$—	$4,370
Ending balance: collectively evaluated for impairment	$4,698	$6,289	$7,067	$635	$3,390	$26	$13,905	$1,992	$—	$38,002
Financing Receivables:
Ending balance	$2,019,092	$476,116	$790,837	$17,189	$80,312	$17,441	$782,804	$111,254	$—	$4,295,045
Ending balance: individually evaluated for impairment	$17,978	$4,512	$612	$9,320	$—	$—	$18,042	$17	$—	$50,481
Ending balance: collectively evaluated for impairment	$2,001,114	$471,604	$790,225	$7,869	$80,312	$17,441	$764,762	$111,237	$—	$4,244,564
Six months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$6,068	$2,965	$4,493	$4,275	$2,023	$9	$15,931	$4,019	$2,202	$41,985
Charge-offs	(1,056)	—	(738)	(235)	—	—	(1,350)	(1,404)	—	(4,783)
Recoveries	1,225	—	256	500	—	—	612	310	—	2,903
Provision	120	1,152	998	(2,353)	282	5	1,114	(526)	107	899
Ending balance	$6,357	$4,117	$5,009	$2,187	$2,305	$14	$16,307	$2,399	$2,309	$41,004
Ending balance: individually evaluated for impairment	$944	$820	$—	$1,641	$—	$—	$3,367	$—	$—	$6,772
Ending balance: collectively evaluated for impairment	$5,413	$3,297	$5,009	$546	$2,305	$14	$12,940	$2,399	$2,309	$34,232
Financing Receivables:										0
Ending balance	$2,001,035	$382,735	$673,727	$21,836	$50,114	$9,664	$719,519	$104,759	$—	$3,963,389
Ending balance: individually evaluated for impairment	$21,417	$3,811	$837	$16,041	$—	$—	$21,431	$20	$—	$63,557
Ending balance: collectively evaluated for impairment	$1,979,618	$378,924	$672,890	$5,795	$50,114	$9,664	$698,088	$104,739	$—	$3,899,832

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

Each loan is assigned an Asset Quality Rating (AQR) reflecting the likelihood of repayment or orderly liquidation of that loan transaction pursuant to regulatory credit classifications:  Pass, Special Mention, Substandard, Doubtful, and Loss. The AQR is a function of the PD Model rating, the LGD, and possible non-model factors which impact the ultimate collectability of the loan such as character of the business owner/guarantor, interim period performance, litigation, tax liens, and major changes in business and economic conditions. Pass exposures generally are well protected by the current net worth and paying capacity of the obligor or by the value of the asset or underlying collateral. Special Mention loans have potential weaknesses that, if left uncorrected, could jeopardize the liquidation of the debt.  Substandard loans have well-defined weaknesses that jeopardize the liquidation of the debt and are characterized by the distinct possibility that the Bank may sustain some loss. An asset classified Doubtful has the weaknesses of those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset classified Loss is considered uncollectible.
The credit risk profile by internally assigned grade for loans was as follows:

	June 30, 2014			December 31, 2013
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$413,902	$63,454	$723,201	$375,217	$52,112	$703,053
Special mention	28,488	16,858	16,185	33,436	—	17,634
Substandard	29,995	—	40,366	28,020	—	59,663
Doubtful	3,731	—	3,052	3,770	—	3,038
Loss	—	—	—	—	—	—
Total	$476,116	$80,312	$782,804	$440,443	$52,112	$783,388

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
June 30, 2014
Real estate loans:
Residential 1-4 family	$5,161	$2,233	$14,739	$22,133	$1,996,959	$2,019,092	$—
Commercial real estate	—	—	3,731	3,731	472,385	476,116	—
Home equity line of credit	956	545	364	1,865	788,972	790,837	—
Residential land	230	—	145	375	16,814	17,189	52
Commercial construction	—	—	—	—	80,312	80,312	—
Residential construction	—	—	—	—	17,441	17,441	—
Commercial loans	266	52	2,717	3,035	779,769	782,804	—
Consumer loans	551	301	173	1,025	110,229	111,254	—
Total loans	$7,164	$3,131	$21,869	$32,164	$4,262,881	$4,295,045	$52
December 31, 2013
Real estate loans:
Residential 1-4 family	$2,728	$622	$15,411	$18,761	$1,987,246	$2,006,007	$—
Commercial real estate	—	—	3,770	3,770	436,673	440,443	—
Home equity line of credit	765	312	960	2,037	737,294	739,331	—
Residential land	184	48	2,756	2,988	13,188	16,176	—
Commercial construction	—	—	—	—	52,112	52,112	—
Residential construction	—	—	—	—	12,774	12,774	—
Commercial loans	1,668	612	3,026	5,306	778,082	783,388	—
Consumer loans	436	158	304	898	107,824	108,722	—
Total loans	$5,781	$1,752	$26,227	$33,760	$4,125,193	$4,158,953	$—

The credit risk profile based on nonaccrual loans and accruing loans 90 days or more past due was as follows:

	June 30, 2014		December 31, 2013
(in thousands)	Nonaccrual loans	Accruing loans 90 days or more past due	Nonaccrual loans	Accruing loans 90 days or more past due
Real estate loans:
Residential 1-4 family	$20,769	$—	$19,679	$—
Commercial real estate	4,351	—	4,439	—
Home equity line of credit	1,197	—	2,060	—
Residential land	2,879	52	3,161	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	14,391	—	18,781	—
Consumer loans	306	—	401	—
Total	$43,893	$52	$48,521	$—

The total carrying amount and the total unpaid principal balance of impaired loans, with and without recorded allowance for loan losses and combined, were as follows:

	June 30, 2014			Three months ended June 30, 2014		Six months ended June 30, 2014
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate loans:
Residential 1-4 family	$5,529	$7,267	$—	$8,232	$71	$9,356	$159
Commercial real estate	—	—	—	—	—	—	—
Home equity line of credit	150	331	—	426	1	537	4
Residential land	2,876	3,759	—	2,844	42	2,930	98
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	2,278	3,673	—	2,903	16	3,142	16
Consumer loans	—	—	—	12	—	15	—
	10,833	15,030	—	14,417	130	15,980	277
With an allowance recorded
Real estate loans:
Residential 1-4 family	10,264	10,352	969	8,219	88	6,912	191
Commercial real estate	4,512	4,650	941	4,527	1	4,550	3
Home equity line of credit	207	248	14	69	1	35	1
Residential land	6,445	6,523	1,202	6,509	88	6,838	220
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	15,764	19,116	1,239	15,649	50	16,099	94
Consumer loans	17	17	5	5	—	3	—
	37,209	40,906	4,370	34,978	228	34,437	509
Total
Real estate loans:
Residential 1-4 family	15,793	17,619	969	16,451	159	16,268	350
Commercial real estate	4,512	4,650	941	4,527	1	4,550	3
Home equity line of credit	357	579	14	495	2	572	5
Residential land	9,321	10,282	1,202	9,353	130	9,768	318
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	18,042	22,789	1,239	18,552	66	19,241	110
Consumer loans	17	17	5	17	—	18	—
	$48,042	$55,936	$4,370	$49,395	$358	$50,417	$786

	December 31, 2013			Year ended December 31, 2013
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate loans:
Residential 1-4 family	$9,708	$12,144	$—	$11,674	$386
Commercial real estate	—	—	—	802	—
Home equity line of credit	672	1,227	—	623	2
Residential land	2,622	3,612	—	6,675	482
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	3,466	4,715	—	4,837	12
Consumer loans	19	19	—	20	—
	16,487	21,717	—	24,631	882
With an allowance recorded
Real estate loans:
Residential 1-4 family	6,216	6,236	642	6,455	372
Commercial real estate	4,604	4,686	1,118	5,745	152
Home equity line of credit	—	—	—	—	—
Residential land	7,452	7,623	1,332	6,844	409
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	17,759	20,640	2,246	15,635	139
Consumer loans	—	—	—	—	—
	36,031	39,185	5,338	34,679	1,072
Total
Real estate loans:
Residential 1-4 family	15,924	18,380	642	18,129	758
Commercial real estate	4,604	4,686	1,118	6,547	152
Home equity line of credit	672	1,227	—	623	2
Residential land	10,074	11,235	1,332	13,519	891
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	21,225	25,355	2,246	20,472	151
Consumer loans	19	19	—	20	—
	$52,518	$60,902	$5,338	$59,310	$1,954

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

All TDR loans are classified as impaired and are segregated and reviewed separately when assessing the adequacy of the allowance for loan losses based on the appropriate method of measuring impairment:  (1) present value of expected future cash flows discounted at the loan’s effective original contractual rate, (2) fair value of collateral less costs to sell, or (3) observable market price. The financial impact of the calculated impairment amount is an increase to the allowance associated with the modified loan. When available information confirms that specific loans or portions thereof are uncollectible (confirmed losses), these amounts are charged off against the allowance for loan losses.
Loan modifications that occurred were as follows for the indicated periods:

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Number of	Outstanding recorded investment		Number of	Outstanding recorded investment
(dollars in thousands)	contracts	Pre-modification	Post-modification	contracts	Pre-modification	Post-modification
Troubled debt restructurings
Real estate loans:
Residential 1-4 family	7	$2,194	$2,212	12	$3,115	$3,147
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Residential land	9	2,915	2,915	16	4,048	4,048
Commercial loans	2	754	754	5	1,227	1,227
Consumer loans	—	—	—	—	—	—
	18	$5,863	$5,881	33	$8,390	$8,422

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Number of	Outstanding recorded investment		Number of	Outstanding recorded investment
(dollars in thousands)	contracts	Pre-modification	Post-modification	contracts	Pre-modification	Post-modification
Troubled debt restructurings
Real estate loans:
Residential 1-4 family	14	$4,645	$4,775	18	$5,767	$5,838
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	4	462	215
Residential land	4	1,116	1,163	7	2,040	2,031
Commercial loans	3	714	714	3	714	714
Consumer loans	—	—	—	—	—	—
	21	$6,475	$6,652	32	$8,983	$8,798
Loans modified in TDRs that experienced a payment default of 90 days or more for the indicated periods, and for which the payment default occurred within one year of the modification, were as follows:

	Three months ended June 30, 2014		Six months ended June 30, 2014
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	1	$390	1	$390
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
	1	$390	1	$390
There were no loans modified in TDRs that experienced a payment default of 90 days or more in the second quarter of 2013 and six months ended June 30, 2013, and for which the payment default occurred within one year of the modification.
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no commitments to lend additional funds to borrowers whose loans have been designated impaired or whose terms have been modified in TDRs as of June 30, 2014.

Other borrowings.  Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the balance sheet. All such agreements are subject to master netting arrangements, which provide for conditional right of set-off in case of default by either party; however, ASB presents securities sold under agreements to repurchase on a gross basis in the balance sheet. The following tables present information about the securities sold under agreements to repurchase, including the related collateral received from or pledged to counterparties:

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
June 30, 2014	$142	$—	$142
December 31, 2013	145	—	145

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
June 30, 2014
Financial institution	$50	$50	$—	$—
Commercial account holders	92	92	—	—
Total	$142	$142	$—	$—

December 31, 2013
Financial institution	$51	$51	$—	$—
Commercial account holders	94	94	—	—
Total	$145	$145	$—	$—
Amortized intangible assets. The table below presents the gross carrying amount, accumulated amortization, valuation allowance and net carrying amount of ASB’s mortgage servicing assets as of June 30, 2014 and 2013:

June 30	2014				2013
(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Mortgage servicing assets	$26,357	(14,578)	(174)	$11,605	$24,508	(12,866)	(279)	$11,363
Changes in the valuation allowance for mortgage servicing assets were as follows:

(in thousands)	2014	2013
Valuation allowance, January 1	$251	$498
Provision (recovery)	(37)	(98)
Other-than-temporary impairment	(40)	(121)
Valuation allowance, June 30	$174	$279
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
Key assumptions used in estimating the fair value of the bank’s mortgage servicing rights were as follows:

	June 30, 2014	June 30, 2013
Unpaid principal balance (000s)	$1,392,590	$1,300,370
Weighted average note-rate	4.08%	4.08%
Weighted average discount rate	9.6%	10.1%
Weighted average prepayment speed	8.3%	9.7%
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
The notional amount and fair value of ASB’s derivative financial instruments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$6,932	$—	$25,070	$464
Forward commitments	7,887	—	26,018	139
The following table presents ASB’s derivative financial instruments, their fair values, and balance sheet location as of June 30, 2014 and December 31, 2013:

Derivative Financial Instruments Not Designated
as Hedging Instruments [1]	June 30, 2014		December 31, 2013
(dollars in thousands)	Derivative asset	Derivative liability	Derivative asset	Derivative liability
Interest rate lock commitments	$—	$—	$488	$24
Forward commitments	—	—	141	2
	$—	$—	$629	$26
1 Derivative assets are included in other assets and derivative liabilities are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income for the six months ended June 30, 2014 and 2013.

Derivative Financial Instruments Not Designated	Location of net gains
as Hedging Instruments	(losses) recognized in	Six months ended June 30
(dollars in thousands)	the Statement of Income	2014	2013
Interest rate lock commitments	Mortgage banking income	$(464)	$(262)
Forward commitments	Mortgage banking income	(139)	900
		$(603)	$638
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
5 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first six months of 2014, the Company contributed $30 million ($29 million by the Utilities) to its pension and other postretirement benefit plans, compared to $42 million ($41 million by the Utilities) in the first six months of 2013. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2014 is $60 million ($59 million by the Utilities, $1 million by HEI and nil by ASB), compared to $83 million ($81 million by the Utilities, $2 million by HEI and nil by ASB) in 2013. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2014, compared to $2 million ($1 million by the Utilities) paid in 2013.
On July 6, 2012, President Obama signed the Moving Ahead for Progress in the 21st Century Act (MAP-21), which included provisions related to the funding and administration of pension plans. This law does not affect the Company’s or the Utilities' accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The Company elected to apply MAP-21 for 2012, which improved the plans’ Adjusted Funding Target Attainment Percentage for funding and benefit distribution purposes and thereby reduced the 2012 minimum funding requirement and lifted the restrictions on accelerated distribution options (which restrictions were in effect from April 1, 2011 to September 30, 2012) for HEI and the Utilities. MAP-21 caused the minimum required funding under Employee Retirement Income Security Act of 1974 (as amended) to be less than the net periodic cost for 2013 and 2014; therefore, to satisfy the requirements of the Utilities pension and OPEB tracking mechanisms, the Utilities will contribute the net periodic cost in 2014.
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

The components of net periodic benefit cost for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended June 30				Six months ended June 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
HEI consolidated
Service cost	$12,525	$14,121	$866	$1,103	$24,652	$28,210	$1,749	$2,152
Interest cost	18,113	16,307	2,117	1,855	36,114	32,413	4,277	3,786
Expected return on plan assets	(20,334)	(18,182)	(2,748)	(2,521)	(40,681)	(36,267)	(5,456)	(5,083)
Amortization of net prior service loss (gain)	22	(25)	(449)	(449)	44	(49)	(897)	(897)
Amortization of net actuarial loss (gain)	5,138	9,499	(3)	284	10,176	19,318	(6)	805
Net periodic benefit cost (credit)	15,464	21,720	(217)	272	30,305	43,625	(333)	763
Impact of PUC D&Os	(3,651)	(10,724)	543	(187)	(6,662)	(19,590)	988	(584)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,813	$10,996	$326	$85	$23,643	$24,035	$655	$179
Hawaiian Electric consolidated
Service cost	$12,101	$13,638	$840	$1,067	$23,798	$27,241	$1,696	$2,081
Interest cost	16,553	14,883	2,038	1,783	32,989	29,559	4,117	3,644
Expected return on plan assets	(18,158)	(16,185)	(2,707)	(2,480)	(36,329)	(32,275)	(5,370)	(5,000)
Amortization of net prior service loss (gain)	16	(116)	(451)	(451)	31	(232)	(902)	(902)
Amortization of net actuarial loss	4,669	8,509	—	268	9,229	17,299	—	772
Net periodic benefit cost (credit)	15,181	20,729	(280)	187	29,718	41,592	(459)	595
Impact of PUC D&Os	(3,651)	(10,724)	543	(187)	(6,662)	(19,590)	988	(584)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,530	$10,005	$263	$—	$23,056	$22,002	$529	$11
HEI consolidated recorded retirement benefits expense of $17 million ($16 million by the Utilities) and $18 million ($15 million by the Utilities) in the first six months of 2014 and 2013, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.
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

	HEI consolidated			Hawaiian Electric consolidated
	As previously			As previously
(in thousands)	filed	As revised	Difference	filed	As revised	Difference
Three months ended June 30, 2013
Pension benefits:
Impact of PUC D&Os	$(5,286)	$(10,724)	$(5,438)	$(5,286)	$(10,724)	$(5,438)
Net periodic benefit cost (adjusted
for impact of PUC D&Os)	16,434	10,996	(5,438)	15,443	10,005	(5,438)

Six months ended June 30, 2013
Pension benefits:
Impact of PUC D&Os	(12,722)	(19,590)	(6,868)	(12,722)	(19,590)	(6,868)
Net periodic benefit cost (adjusted
for impact of PUC D&Os)	30,903	24,035	(6,868)	28,870	22,002	(6,868)
(in millions)
Retirement benefits expense	$23	$18	$(5)	$21	$15	$(6)
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
Defined contribution plans information.  For the first six months of 2014 and 2013, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $2.2 million and $2.0 million, respectively, and cash contributions were $3.5 million and $3.0 million, respectively. For the first six months of 2014 and 2013, the Utilities’ expense for its defined contribution pension plan was $0.4 million and $0.3 million, respectively, and cash contributions were $0.4 million and $0.3 million, respectively.
6 · Share-based compensation
Under the 2010 Equity and Incentive Plan, HEI can issue shares of common stock as incentive compensation to selected employees in the form of stock options, stock appreciation rights (SARs), restricted shares, restricted stock units, performance shares and other share-based and cash-based awards. The 2010 Equity and Incentive Plan was amended and restated (EIP) effective March 1, 2014 and an additional 1.5 million shares was added to the shares available for issuance under these programs.
As of June 30, 2014, approximately 3.6 million shares were available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 1.1 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), there are possible future issuances upon the exercise of outstanding SARs and dividend equivalents; however, based on the market price of shares on June 30, 2014, the SARS had no intrinsic value. As of May 11, 2010 (when the 2010 Equity and Incentive Plan became effective), no new awards may be granted under the SOIP. After the shares of common stock for the outstanding SOIP grants and awards are issued or such grants and awards expire, the remaining shares registered under the SOIP will be deregistered and delisted.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of June 30, 2014, there were 169,290 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended June 30		Six months ended June 30
(in millions)	2014	2013	2014	2013
HEI consolidated
Share-based compensation expense [1]	$2.8	$1.3	$5.2	$3.5
Income tax benefit	1.1	0.5	1.9	1.3
Hawaiian Electric consolidated
Share-based compensation expense [1]	$0.9	$0.3	1.6	1.1
Income tax benefit	$0.3	$0.1	0.6	0.4

[1]
$0.03 million and $0.02 million of this share-based compensation expense was capitalized in the second quarter of 2014 and 2013, respectively. $0.07 million and $0.05 million of this share-based compensation expense was capitalized in the six months ended June 30, 2014 and 2013, respectively.

The Company has revised its prior year disclosure to correct for an error that excluded from the disclosure amounts for stock awards to non-employee directors of HEI, Hawaiian Electric and ASB. The amounts excluded from the disclosure were not considered to be material to previously issued financial statements. The table below illustrates the effects of this revision on the previous disclosure (the revised disclosure had no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows):

	Three months ended June 30, 2013			Six months ended June 30, 2013
(in millions)	As previously filed	As revised	Difference	As previously filed	As revised	Difference
Share-based compensation expense	$1.1	$1.3	$0.2	$3.0	$3.5	$0.5
Income tax benefit	0.4	0.5	0.1	1.1	1.3	0.2

Stock awards. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Six months ended June 30
($ in millions)	2014	2013
Shares granted	33,170	33,184
Fair value	$0.8	$0.8
Income tax benefit	0.3	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Nonqualified stock options. Since April 9, 2013, there were no nonqualified stock options (NQSOs) outstanding.
NQSO activity and statistics were as follows:

(dollars in thousands, except prices)	Three months ended June 30, 2013	Six months ended June 30, 2013
Shares exercised	12,000	14,000
Weighted-average exercise price	$20.49	$20.49
Cash received from exercise	$246	$287
Intrinsic value of shares exercised [1]	$113	$128
Tax benefit realized for the deduction of exercises	$44	$50

1          Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.
Stock appreciation rights.  Information about HEI’s SARs was as follows:

June 30, 2014	Outstanding & Exercisable (Vested)
Year of grant	Number of shares underlying SARs	Weighted-average remaining contractual life	Weighted-average exercise price
2005	102,000	0.8	$26.18
As of December 31, 2013, the shares underlying SARs outstanding totaled 164,000, with a weighted-average exercise price of $26.12. As of June 30, 2014, all SARs outstanding were exercisable and had no aggregate intrinsic value. In April 2014, the shares underlying SARs totaling 62,000, with a weighted-average exercise price of $26.02, expired.
Restricted shares. As of June 30, 2014 and December 31, 2013, the outstanding restricted shares totaled 4,503 with a weighted-average exercise price of $22.21. For the first six months of 2014 and 2013, there was no activity relating to restricted shares. As of June 30, 2014, there was $46,000 of total unrecognized compensation cost related to nonvested restricted shares and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 0.4 years.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended June 30				Six months ended June 30
	2014		2013		2014		2013
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	332,158	$25.04	301,145	$25.15	288,151	$25.17	315,094	$22.82
Granted	—	—	—	—	115,036	25.19	107,231	26.89
Vested	(67,832)	22.31	(832)	26.60	(138,861)	24.09	(114,044)	20.34
Forfeited	—	—	—	—	—	—	(7,968)	25.26
Outstanding, end of period	264,326	$25.74	300,313	$25.15	264,326	$25.74	300,313	$25.15
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$2.9		$2.9

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of June 30, 2014, there was $5.6 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.8 years.

For the first six months of 2014 and 2013, total restricted stock units that vested and related dividends had a grant-date fair value of $4.0 million and $3.5 million, respectively, and the related tax benefits were $1.3 million and $1.0 million, respectively.
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
LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended June 30				Six months ended June 30
	2014		2013		2014		2013
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	258,243	$28.46	235,064	$32.87	232,127	$32.88	239,256	$29.12
Granted (target level)	731	22.95	—	—	97,524	22.95	89,533	32.69
Vested (issued or unissued and cancelled)	—	—	—	—	(70,189)	35.46	(87,753)	22.45
Forfeited	(1,018)	26.50	—	—	(1,506)	28.32	(5,972)	32.96
Outstanding, end of period	257,956	$28.45	235,064	$32.87	257,956	$28.45	235,064	$32.87
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$2.2		$2.9

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
 For the six months ended June 30, 2014 and 2013, total vested LTIP awards linked to TRS and related dividends had a fair value of nil and $2.2 million, respectively, and the related tax benefits were nil and $0.9 million, respectively. For the six months ended June 30, 2014, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2011-2013 LTIP lapsed.
As of June 30, 2014, there was $3.3 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.6 years.

LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended June 30				Six months ended June 30
	2014		2013		2014		2013
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	360,070	$26.01	341,824	$26.00	296,843	$26.14	247,175	$25.04
Granted (target level)	730	23.34	—	—	129,603	25.18	118,895	26.89
Vested (issued)	—	—	—	—	(65,089)	24.95	(18,275)	18.95
Cancelled	—	—	(37,351)	24.96	—	—	(37,351)	24.96
Forfeited	(1,018)	25.81	—	—	(1,575)	26.07	(5,971)	25.94
Outstanding, end of period	359,782	$26.01	304,473	$26.12	359,782	$26.01	304,473	$26.12
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$—		$—		$3.3		$3.2

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the six months ended June 30, 2014 and 2013, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.9 million and $0.6 million and the related tax benefits were $0.8 million and $0.2 million, respectively.
As of June 30, 2014, there was $4.8 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.5 years.
7 · Earnings per share and shareholders’ equity
Earnings per share.  Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both participating securities and unrestricted common stock:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	Basic and diluted	Basic and diluted	Basic and diluted	Basic and diluted
Distributed earnings	$0.31	$0.31	$0.62	$0.62
Undistributed earnings	0.10	0.10	0.24	0.13
	$0.41	$0.41	$0.86	$0.75
As of June 30, 2014 and June 30, 2013, the antidilutive effects of SARs on 102,000 shares of HEI common stock (for which the exercise prices were greater than the closing market price of HEI’s common stock on such dates) were not included in the computation of dilutive EPS.
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
At June 30, 2014, the equity forward transactions could have been settled with delivery to the forward counterparty of (a) 5.7 million shares in exchange for cash of $136 million, (b) cash of approximately $5 million (which amount includes $6 million of underwriting discount), or (c) approximately 188,000 shares.
On July 14, 2014, HEI settled 1.0 million shares of the remaining 5.7 million shares under the equity forward for proceeds of $23.9 million, which funds will be used primarily later in 2014 to invest in Hawaiian Electric to fund its capital expenditures, to repay short-term borrowings incurred to finance or refinance such capital expenditures and/or for reimbursement of funds used for payment of capital expenditures and in the interim have been applied by HEI to repay its short-term borrowings and for working capital and general corporate purposes.
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
For the six months ended June 30, 2014, the equity forward transactions did not have a material dilutive effect on HEI’s EPS.
Accumulated other comprehensive income.  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized losses on derivatives	Retirement benefit plans	AOCI	AOCI -retirement benefit plans
Balance, December 31, 2013	$(3,663)	$(525)	$(12,562)	$(16,750)	$608
Current period other comprehensive income	3,348	118	601	4,067	22
Balance, June 30, 2014	$(315)	$(407)	$(11,961)	$(12,683)	$630

Balance, December 31, 2012	$10,761	$(760)	$(36,424)	$(26,423)	$(970)
Current period other comprehensive income (loss)	(9,873)	118	1,389	(8,366)	35
Balance, June 30, 2013	$888	$(642)	$(35,035)	$(34,789)	$(935)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013	Affected line item in the Statement of Income
HEI consolidated
Net realized gains on securities	$—	$(738)	$(1,715)	$(738)	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	59	59	118	118	Interest expense
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	2,873	5,680	5,686	11,701	See Note 5 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(2,575)	(4,999)	(5,085)	(10,312)	See Note 5 for additional details
Total reclassifications	$357	$2	$(996)	$769
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	$2,588	$5,016	$5,107	$10,347	See Note 5 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(2,575)	(4,999)	(5,085)	(10,312)	See Note 5 for additional details
Total reclassifications	$13	$17	$22	$35

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

The estimated fair values of certain of the Company’s and the Utilities' financial instruments were as follows:

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2014
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment and mortgage-related securities	549,321	—	549,321	—	549,321
Investment in stock of Federal Home Loan Bank of Seattle	80,863	—	80,863	—	80,863
Loans receivable, net	4,246,196	—	—	4,398,639	4,398,639
Derivative assets	6,932	—	—	—	—
Financial liabilities
Deposit liabilities	4,524,860	—	4,526,690	—	4,526,690
Short-term borrowings—other than bank	185,175	—	185,175	—	185,175
The Utilities' short-term borrowings (included in amount above)	102,989	—	102,989	—	102,989
Other bank borrowings	242,455	—	252,868	—	252,868
Long-term debt, net—other than bank	1,517,945	—	1,636,175	—	1,636,175
The Utilities' long-term debt, net (included in amount above)	1,217,945	—	1,325,102	—	1,325,102
Derivative liabilities	7,887	—	—	—	—
December 31, 2013
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment and mortgage-related securities	529,007	—	529,007	—	529,007
Investment in stock of Federal Home Loan Bank of Seattle	92,546	—	92,546	—	92,546
Loans receivable, net	4,115,415	—	—	4,211,290	4,211,290
Derivative assets	46,356	98	531	—	629
Financial liabilities
Deposit liabilities	4,372,477	—	4,374,377	—	4,374,377
Short-term borrowings—other than bank	105,482	—	105,482	—	105,482
Other bank borrowings	244,514	—	256,029	—	256,029
Long-term debt, net—other than bank	1,492,945	—	1,508,425	—	1,508,425
The Utilities' long-term debt, net (included in amount above)	1,217,945	—	1,228,966	—	1,228,966
Derivative liabilities	4,732	—	26	—	26
 As of June 30, 2014 and December 31, 2013, loan commitments and unused lines and letters of credit issued by ASB had notional amounts of $1.7 billion and $1.6 billion, respectively, and their estimated fair value on such dates were $0.5 million and $0.2 million, respectively. As of June 30, 2014 and December 31, 2013, loans serviced by ASB for others had notional amounts of $1.4 billion, and the estimated fair value of the servicing rights for such loans was $15.9 million and $15.7 million, respectively.
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
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2014			December 31, 2013
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$447,292	$—	$—	$369,444	$—
U.S. Treasury and federal agency obligations	—	102,029	—	—	80,973	—
Municipal bonds	—	—	—	—	78,590	—
	$—	$549,321	$—	$—	$529,007	$—
Derivative assets [1]
Interest rate lock commitments	$—	$—	$—	$—	$488	$—
Forward commitments	—	—	—	98	43	—
	$—	$—	$—	$98	$531	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$—	$—	$—	$24	$—
Forward commitments	—	—	—	—	2	—
	$—	$—	$—	$—	$26	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.

Fair value measurements on a nonrecurring basis.  From time to time, the Company and the Utilities may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the writedowns of individual assets. ASB does not record loans at fair value on a recurring basis. However, from time to time, ASB records nonrecurring fair value adjustments based on the current appraised value of the collateral securing impaired loans or unobservable market assumptions. Unobservable assumptions reflect ASB’s own estimate of the fair value of collateral used in valuing impaired loans. ASB may also be required to measure goodwill at fair value on a nonrecurring basis. During the first six months of 2014, it was not required that a measurement of the fair value of goodwill be calculated and goodwill was not measured at fair value.

Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements
(in millions)	Balance	Level 1	Level 2	Level 3
Loans
June 30, 2014	$3	$—	$—	$3
December 31, 2013	4	—	—	4
 At June 30, 2014 and 2013, there were no adjustments to fair value for ASB’s loans held for sale.
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
For loans classified as Level 3 as of June 30, 2014, the significant unobservable inputs used in the fair value measurement were as follows:

				Significant unobservable input value [1]
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
June 30, 2014
Residential loans	$2,519	Fair value of property or collateral	Appraised value less 7% selling costs	61-96%	85%
Commercial loans	336	Fair value of property or collateral	Fair value of business assets	19-49%	25%
Total loans	$2,855
December 31, 2013
Residential loans	$2,361	Fair value of property or collateral	Appraised value less 7% selling costs	44-96%	87%
Home equity lines of credit	170	Fair value of property or collateral	Appraised value less 7% selling costs	45-50%	50%
Commercial loans	217	Fair value of property or collateral	Fair value of business assets		19%
Commercial loans	1,668	Discounted cash flow	Present value of expected future cash flows		58%
			Discount rate		4.5%
Total loans	$4,416
 1 Represent percent of outstanding principal balance.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

9 · Cash flows

Six months ended June 30	2014	2013
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$44	$43
Income taxes paid	22	5
Income taxes refunded	24	4
Hawaiian Electric consolidated
Interest paid	31	30
Income taxes paid	6	6
Income taxes refunded	8	32
Supplemental disclosures of noncash activities
HEI consolidated
Common stock dividends reinvested in HEI common stock [1]	—	12
Increases in common stock related to director and officer compensatory plans	2	1
Real estate acquired in settlement of loans	2	3
Loans transferred from held-for-investment to held-for-sale	—	25
Obligations to fund low income housing investments	8	—
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and other	28	5

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
The Company has not determined whether it will retrospectively adopt ASU No. 2014-01 in 2014 or the first quarter of 2015, as early adoption is permitted, nor has it determined the impact of adoption on its results of operations, financial condition or liquidity.

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
Revenues from contracts.  In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: (Topic 606).” The core principle of the guidance in ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:  (1) identify the contract/s with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when, or as, the entity satisfies a performance obligation.
        The Company will adopt ASU No. 2014-09 in the first quarter of 2017, but has not determined the method of adoption (full or modified retrospective application) nor the impact of adoption on its results of operations, financial condition or liquidity.
Repurchase agreements. In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure,” which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The ASU requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The ASU also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings.
The Company will adopt ASU No. 2014-11 in the first quarter of 2015 and does not believe that such adoption will have a material impact on its results of operations, financial condition or liquidity.
11 · Credit agreements and long-term debt
Credit agreements.
HEI. On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 18% as of June 30, 2014, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric. On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric

Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million, provided for a term of the facility to April 1, 2015 (but which term is to be extended to up to April 2, 2019 upon approval by the PUC during the initial term, which approval is currently being requested), and provided improved pricing compared to Hawaiian Electric’s prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 125 basis points and annual fees on undrawn commitments of 17.5 basis points. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 42% for Hawaii Electric Light and 45% for Maui Electric as of June 30, 2014, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 54% as of June 30, 2014, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI.
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
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2013 Form 10-K and should be read in conjunction with such discussion and the 2013 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2013 Form 10-K, as well as the quarterly (as of and for the three and six months ended June 30, 2014) financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended June 30%
share amounts)	2014	2013	change	Primary reason(s)*
Revenues	$798,657	$794,567	1	Increase for the electric utility segment, partly offset by decrease for the bank segment
Operating income	82,275	80,207	3	Increase for the electric utility segment, partly offset by decrease for the bank segment and higher losses at corporate
Net income for common stock	41,421	40,588	2	Higher operating income for the electric utility segment, partly offset by higher “interest expense, net—other than on deposit liabilities and other bank borrowings”
Basic earnings per common share	$0.41	$0.41	—	Higher net income, offset by the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	101,495	98,660	3	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

(in thousands, except per	Six months ended June 30%
share amounts)	2014	2013	change	Primary reason(s)*
Revenues	$1,582,406	$1,576,799	—	Increase for the electric utility segment, partly offset by decrease for the bank segment
Operating income	170,581	149,032	14	Increase for the electric utility segment, partly offset by decrease for the bank segment and higher losses at corporate
Net income for common stock	87,348	74,267	18	Higher operating income for the electric utility segment, partly offset by higher “interest expense, net—other than on deposit liabilities and other bank borrowings”
Basic earnings per common share	$0.86	$0.75	15	Higher net income, partly offset by the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	101,439	98,399	3	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans
*                 Also, see segment discussions which follow.

Notes:  The Company’s effective tax rates (combined federal and state) for the second quarters of 2014 and 2013 were 35% and 36%, respectively, and for each of the first six months of 2014 and 2013 were 35%.
HEI’s consolidated ROACE was 10.3% for the twelve months ended June 30, 2014 and 8.5% for the twelve months ended June 30, 2013.
Dividends.  The payout ratios for the first six months of 2014 and full year 2013 were 72% and 76%, respectively. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.
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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended the first half of 2014 with higher visitor expenditures and relatively flat arrivals as compared to the same period a year ago. Visitor expenditures increased 2.5% while arrivals decreased 0.1% in the first six months of 2014 compared to the first six months of 2013. The Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the third quarter of 2014 to increase by 4.4% over the third quarter of 2013, driven by increases in air seats from North America, specifically Los Angeles and Seattle.
Hawaii’s unemployment rate was relatively stable at 4.4% in June 2014, lower than the state’s 4.7% rate in June 2013 and the June 2014 national unemployment rate of 6.1%.
Hawaii real estate activity, as indicated by the home resale market, experienced strong growth in median sales prices in the first half of 2014. Median sales prices for single family residential homes and condominiums on Oahu increased 7.1% over the first half of 2013. However, closed sales were relatively flat in the first half of 2014. Closed sales for single family residential homes were down 0.2% and condominiums were down 0.1% over the same period in 2013.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The dramatic reduction in Japan’s nuclear production following the tragic earthquake and tsunami in March 2011 increased regional demand for energy supplies, including petroleum, and the prices of the Utilities’ fuels have accordingly remained at the elevated 2011 level through the second quarter of 2014.
At its June 17-18, 2014 meeting, the Federal Open Market Committee (FOMC) noted that there is sufficient underlying strength in the broader economy to support ongoing improvement in labor market conditions. In light of this progress, the FOMC decided to make a further measured reduction in the pace of purchases of Treasury and agency mortgage-backed securities beyond the steps taken after its meeting in April 2014. The FOMC indicated that if economic data continues to support the outlook of ongoing improvement, the pace of asset purchases would likely be further reduced, however, asset purchases are not on a preset course and are still contingent on FOMC evaluation. The FOMC maintained a highly accommodative stance regarding monetary policy. The federal funds rate target was held at 0% to 0.25% and is expected to remain at record low rates for a considerable time after the asset purchase program ends.
Overall, Hawaii’s economy is expected to see moderate growth continuing in 2014 and 2015 driven largely by the construction industry. The visitor industry continues to fare well, but is not expected to contribute significantly to overall growth. Consumption tax increases in Japan, uncertainty surrounding the effects of the Fed’s monetary policy and political instability in Eastern Europe pose possible risks to local economic growth.
Recent tax developments. The American Taxpayer Relief Act of 2012 provided a one year extension of 50% bonus depreciation through 2013, which increased federal tax depreciation for 2013 by an estimated $131 million, primarily attributable to the Utilities. Congress has not extended bonus depreciation for 2014 plant additions, but both Houses have proposed bills which would extend bonus depreciation into the future. No action on these bills is expected until after the November election. Without an extension of bonus depreciation, income tax cash payments are expected to increase in 2014 compared to 2013.
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
Retirement benefits.  For the first six months of 2014, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a gain, net of investment management fees, of 5.7%. The market value of these assets as of June 30, 2014 and December 31, 2013 was $1.4 billion (including $1.3 billion for the Utilities) and $1.4 billion (including $1.2 billion for the Utilities), respectively.
The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2014 will be $60 million ($59 million by the Utilities, $1 million by HEI and nil by ASB), which is expected to fully satisfy the minimum contribution requirements, including requirements of the Utilities’ pension and other postretirement benefits tracking mechanisms and the plans’ funding policies.
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
Commitments and contingencies.  See Note 3, "Electric utility segment" and Note 4, “Bank segment,” of the Consolidated Financial Statements.
Recent accounting pronouncements.  See Note 10, “Recent accounting pronouncements,” of the Consolidated Financial Statements.

“Other” segment.

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013	Primary reason(s)
Revenues	$(388)	$15	$(320)	$50	Writedown of venture capital investments
Operating loss	(4,841)	(3,473)	(8,824)	(7,520)
Writedown of venture capital investments and higher administrative and general expenses due to higher salaries, executive compensation and legal expenses, partly offset by lower retirement benefits expense

Net loss	(4,485)	(4,024)	(8,517)	(8,929)	Higher operating loss, partly offset by lower interest expense
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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	June 30, 2014		December 31, 2013
Short-term borrowings—other than bank	$185	5%	$105	3%
Long-term debt, net—other than bank	1,518	44	1,493	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,761	50	1,727	51
	$3,498	100%	$3,359	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Six months ended June 30, 2014	Balance
(in millions)	Average balance	June 30, 2014	December 31, 2013
Short-term borrowings [1]
Commercial paper	$83	$82	$105
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility (expiring December 5, 2016) [2]		150	125

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first six months of 2014 was $102 million. At July 31, 2014, HEI had $60 million in outstanding commercial paper and its line of credit facility was undrawn.

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
In March 2013, HEI entered into equity forward transactions in which a forward counterparty borrowed 7 million shares of

HEI’s common stock from third parties and such borrowed shares were sold pursuant to an HEI registered public offering. See Note 7 of the Consolidated Financial Statements. In July 2014, HEI issued 1 million shares under the equity forward for proceeds of $23.9 million.
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
For the first six months of 2014, net cash provided by operating activities of HEI consolidated was $46 million. Net cash used by investing activities for the same period was $272 million, due to Hawaiian Electric’s consolidated capital expenditures, a net increase in ASB’s loans held for investment and purchases of investment and mortgage-related securities, partly offset by ASB's proceeds from sales of investment securities, repayments of investment and mortgage-related securities and redemption of stock from the Federal Home Loan Bank of Seattle, and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $194 million as a result of several factors, including net increases in deposit liabilities and short-term borrowings and proceeds from the issuance of long-term debt (net of repayments), partly offset by the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.). During the first six months of 2014, Hawaiian Electric and ASB (through ASHI) paid cash dividends to HEI of $44 million and $19 million, respectively.
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
Electric utility
RESULTS OF OPERATIONS
Utility strategic progress.  The Utilities continue to make significant progress in implementing their renewable energy strategies to support Hawaii’s efforts to reduce its dependence on oil. The PUC issued several important regulatory decisions during the last few years, including a number of interim and final rate case decisions (see table in “Most recent rate proceedings” below).
Transition to renewable energy.  The Utilities are committed to achieving or exceeding the State’s Renewable Portfolio Standard goal of 40% renewable energy by 2030 (see “Renewable energy strategy” below). In addition, while it will not take precedence over the Utilities’ work to increase their use of renewable energy, the Utilities are also working with the State of Hawaii and other entities to examine the possibility of using liquefied natural gas (LNG) as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used for the remaining generation. In December 2013, the Utilities executed a non-binding memorandum of understanding with The Gas Company, LLC d/b/a HawaiiGAS, documenting the parties’ desire to work together to (a) develop and/or secure infrastructure for large scale importation of LNG into Hawaii and (b) establish a consortium to competitively procure the LNG and provide storage and regasification of it at an LNG terminal site. In March 2014, Hawaiian Electric issued a request for proposals (RFP) for the supply of containerized LNG. Hawaiian Electric received 3 final bid submissions in May 2014 and is currently evaluating them in detail. Also, see "Subsequent event" in Note 3 of the Consolidated Financial Statements for a description of Hawaiian Electric's agreement with Fortis BC Energy Inc.
During the second quarter of 2014, Hawaiian Electric began replacement of approximately 5,200 residential and commercial meters with smart meters in selected areas across Oahu as part of the initial phase of its smart grid project. The initial phase is expected to run through the end of 2014 and also includes the installation of fault circuit indicators and remote switching, as well as the integration of customer energy portals. In June 2014, the residential customer energy portal was launched and available for customer use.  The smart grid should help customers manage their electric bills by providing them with more information about their energy use. Additionally, a fully developed smart grid will provide the Utilities the flexibility and ability to respond to changes in power flow from intermittent sources, like solar and wind, thus allowing for the integration of more low-cost renewable energy. Hawaiian Electric is planning to seek approval from the PUC in the first quarter of 2015 to commit funds for an expansion of the smart grid project, including at Hawaii Electric Light and Maui Electric.
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by the Utilities in 2011 and 2012. The decoupling model implemented delinks revenues from sales and includes annual revenue adjustments for certain O&M expenses and rate base changes.
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

The second part of this proceeding will continue this year with panel hearings scheduled for October 2014. See "Decoupling" in Note 3 of the Consolidated Financial Statements.

Actual and PUC-allowed (as of June 30, 2014) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended June 30, 2014	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	8.16	7.08	7.01	9.56	7.58	8.16	10.47	8.07	8.55
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	0.05	(1.23)	(0.33)	(0.44)	(2.42)	(0.84)	0.47	(1.93)	(0.45)
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
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility's rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. Annual earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. For 2013, Maui Electric’s rate-making ROACE was 9.35%, which was above the PUC allowed 9% ROACE and triggered the earnings sharing mechanism. As a result, Maui Electric will credit its customers $0.4 million for their portion of the earnings sharing. Maui Electric’s 2013 ratemaking ROACE of 9.35% included adjustments to Maui Electric’s actual ROACE of 8.91% such as the exclusion of expenses not considered in establishing electric rates (e.g., executive bonuses). For 2013, Hawaiian Electric’s rate-making ROACE was 8.95% and Hawaii Electric Light’s rate-making ROACE was 7.46%, which did not trigger the earnings sharing mechanism.
Annual decoupling filings. On May 30, 2014, the PUC approved the revised annual decoupling filings for tariffed rates for the Utilities that will be effective from June 1, 2014 through May 31, 2015. The tariffed rates include: (1) RAM adjusted revenues (the components of the annual incremental changes are shown below) with the 2014 rate base RAM return on investment calculated as the PUC ordered in its recent investigative docket on the decoupling mechanism, (2) accrued earnings sharing credits to be refunded, and (3) the amount of the accrued RBA balance as of December 31, 2013 (and associated revenue taxes) to be collected:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues
O&M	$4.0	$0.9	$1.0
Invested capital	26.8	3.9	4.4
Total annual incremental RAM adjusted revenues	$30.8	$4.8	$5.4
Accrued earnings sharing credits to be refunded	$—	$—	$(0.4)
Accrued RBA balance as of December 31, 2013 (and associated revenue taxes) to be collected	$72.6	$8.2	$9.6
Results.

Three months ended June 30		Increase
2014	2013	(decrease)		(dollars in millions, except per barrel amounts)
$738	$729	$9		Revenues. Increase largely due to:
			$16	higher decoupling revenues, including the rate base (RB) and O&M RAM acceleration for Hawaiian Electric
			7	Maui Electric refund in 2013 due to final rate case decision
			(15)	lower fuel costs
270	289	(19)
Fuel oil expense. Decrease largely due to lower KWHs generated, resulting from higher purchased power and lower sales, partially offset by lower fuel efficiency performance of generators on Oahu and higher fuel handling costs

188	178	10		Purchased power expense. Increase due to higher KWHs purchased and higher purchased power energy costs
98	94	4		Operation and maintenance expenses. Increase due to:
			3	costs related to installation of Smart Grid technologies
			2	Maui Electric test year 2012 final D&O adjustments for deferral of pension/OPEB and IRP expenses in 2013
			(2)	lower production costs due to deactivation of HPP
111	107	4		Other expenses. Increase primarily due to depreciation expense for plant investments
70	59	11		Operating income. Increase due to higher revenues and decrease in overall expenses
34	29	5		Net income for common stock. Increase due to higher operating income

2,189	2,247	(58)		Kilowatthour sales (millions)
69.1	69.3	(0.2)		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,244	1,114	130		Cooling degree days (Oahu)
$132.07	$129.94	$2.13		Average fuel oil cost per barrel

Six months ended June 30		Increase
2014	2013	(decrease)		(dollars in millions, except per barrel amounts)
$1,458	$1,446	$12		Revenues. Increase largely due to:
			$33	higher decoupling revenues, including the RB and O&M RAM acceleration for Hawaiian Electric
			10	higher purchased power costs
			5	Maui Electric refund in 2013 due to final 2012 rate case decision
			(37)	lower fuel costs
557	594	(37)		Fuel oil expense. Decrease largely due to lower KWHs generated, resulting from higher purchased power
353	332	21
Purchased power expense. Increase due to higher KWHs purchased and capacity/non-fuel charges as a result of decreased availability of AES in 2013 and expanded capacity of HPower in 2014, partly offset by lower purchase power energy costs

187	196	(9)		Operation and maintenance expenses. Decrease due to:
			(7)	lower overhaul costs due to fewer overhauls performed
			(3)	lower production costs due to deactivation of HPP
			(2)	lower customer service costs that were elevated in 2013 during the stabilization period for the new CIS
			4	costs related to installation of Smart Grid technologies
221	213	8		Other expenses. Increase primarily due to depreciation expense for plant investments
141	110	31		Operating income. Increase due to higher revenues and decrease in overall expenses
70	53	17		Net income for common stock. Increase due to higher operating income

4,315	4,370	(55)		Kilowatthour sales (millions)
68.1	67.6	0.5		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
2,072	1,903	169		Cooling degree days (Oahu)
$131.60	$131.49	$0.11		Average fuel oil cost per barrel
453,559	450,455	3,104		Customer accounts (end of period)
Note:  The electric utilities had effective tax rates for the second quarters of 2014 and 2013 of 37% and 37%, respectively. The electric utilities had effective tax rates for the first six months of 2014 and 2013 of 37% and 36%, respectively.
Hawaiian Electric’s consolidated ROACE was 9.0% for the twelve months ended June 30, 2014 and 6.6% for the twelve months ended June 30, 2013.
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
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of June 30, 2014 amounted to $3.7 billion, of which approximately 28% related to production PPE, 63% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 3% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.
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

Test year (dollars in millions)	Date (applied/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2011 (1)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29
Interim increase (adjusted)	5/21/12	58.8	3.4	10.00	8.11	1,386	56.29
Final increase	9/1/12	58.1	3.4	10.00	8.11	1,386	56.29
2014 (2)	6/27/14
Hawaii Electric Light
2010 (3)
Request	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91
Final increase	4/9/12	4.5	1.3	10.00	8.31	465	55.91
2013 (4)
Request	8/16/12	$19.8	4.2	10.25	8.30	$455	57.05
Closed	3/27/13
Maui Electric
2012 (5)
Request	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes
Interim increase	6/1/12	13.1	3.2	10.00	7.91	393	56.86
Final increase	8/1/13	5.3	1.3	9.00	7.34	393	56.86

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
(2)   See “Hawaiian Electric 2014 test year rate case” below.

(3)
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
(4)   Hawaii Electric Light’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. As a result of the 2013 Agreement and 2013 Order (described below), the rate case was withdrawn and the docket has been closed.
(5)   Maui Electric’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. See discussion on final D&O, including the refund to customers in September and October 2013 required as a result of the final D&O, in Note 3 of the Consolidated Financial Statements.
Hawaiian Electric 2011 test year rate case.  In the Hawaiian Electric 2011 test year rate case, the PUC had granted Hawaiian Electric’s request to defer CIS project O&M expenses (limited to $2,258,000 per year in 2011 and 2012) that were to be subject to a regulatory audit of project costs, and allowed Hawaiian Electric to accrue AFUDC on these deferred costs until the completion of the regulatory audit.
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 of 2014, 2015 and 2016 (which resulted in additional revenues of $7 million and $5 million for the first and second quarters of 2014, respectively). On March 19, 2013, the PUC issued its 2013 Order approving the 2013 Agreement, with clarifications.
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
On June 27, 2014, Hawaiian Electric submitted an abbreviated rate case filing (abbreviated filing), stating that it intends to forego the opportunity to seek a general rate increase in base rates, and if approved, this filing would result in no change in base rates. Hawaiian Electric stated that it is foregoing a rate increase request in recognition that its customers are already in a challenging high electricity bill environment. The abbreviated filing explained that Hawaiian Electric is aggressively attacking the root causes of high rates, by, among other things, vigorously pursuing the opportunity to switch from oil to liquefied natural gas, acquiring lower-cost renewable energy resources, pursuing opportunities to achieve operational efficiencies, and deactivating older, high-cost generation. Instead of seeking a rate increase, Hawaiian Electric is focused on developing and executing the new business model, plans and strategies required by the PUC’s April 2014 regulatory orders discussed in Note 3 of the Consolidated Financial Statements, as well as other actions that will reduce rates.
Hawaiian Electric further explained that the abbreviated filing satisfies the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O. If the PUC determines that additional materials are required, Hawaiian Electric stated it will work with the Consumer Advocate on a schedule to submit additional information as needed. Hawaiian Electric asked for an expedited decision on this filing and stated that if the PUC decides that such a ruling is not in order, Hawaiian Electric reserves the right to supplement the abbreviated filing with additional material to support the increase in revenue requirements forgone by this filing—calculated to be $56 million over revenues at current effective rates. Hawaiian Electric’s revenue at current effective rates includes: (1) the revenue from Hawaiian Electric’s base rates, including the revenue from the energy cost adjustment clause and the purchased power adjustment clause, (2) the revenue that would be included in the decoupling revenue balancing account (RBA) in 2014 based on 2014 test year forecasted sales, and (3) the revenue from the 2014 rate adjustment mechanism (RAM) implemented in connection with the decoupling mechanism.
Under Hawaiian Electric’s proposal, the decoupling RBA and RAM would continue, subject to any change to these mechanisms ordered by the PUC in Schedule B of the decoupling proceedings, the DSM surcharge would continue since demand response (DR) program costs would not be rolled into base rates (as required in the April 28, 2014 DR Order) until the next rate case, and the pension and OPEB tracking mechanisms would continue. Hawaiian Electric plans to file its next rate case according to the normal rate case cycle using a 2017 test year. If circumstances change, Hawaiian Electric may file its next rate case earlier.

Management cannot predict whether the PUC will accept this abbreviated filing to satisfy Hawaiian Electric’s obligation to file a rate case in 2014, whether additional material will be required or whether Hawaiian Electric will be required to proceed with a traditional rate proceeding.
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
As more generating resources, whether utility scale or distributed generation, are added to the Utilities' electric systems and as customers reduce their energy usage, the ability to accommodate additional generating resources and to accept energy from existing resources is becoming more challenging. As a result, there is a growing risk that energy production from generating resources may need to be curtailed and the interconnection of additional resources will need to be closely evaluated. Also, under the state’s renewable energy strategy, there has been exponential growth in recent years in variable generation (e.g. solar and wind) on Hawaii’s island grids. Much of this variable generation is in the form of distributed generators interconnected at distribution circuits that cannot be directly controlled by system operators. As a consequence, grid resiliency in response to events that cause significant frequency and/or voltage excursions has weakened, and the prospects for larger and more frequent service outages have increased. The Utilities have been progressively making changes in their operating practices, are making investments in grid modernization technologies, and are working with the solar industry to mitigate these risks and continue the integration of  more renewable energy.
Developments in the Utilities’ renewable energy strategy include the following:

•
In July 2011, the PUC directed Hawaiian Electric to submit a draft RFP for the PUC’s consideration for a competitive bidding process for 200 MW or more of renewable energy to be delivered to, or to be sited on, the island of Oahu. In October 2011, Hawaiian Electric filed a draft RFP with the PUC. In July 2013, the PUC issued orders related to the 200 MW RFP. First, it issued an order that Hawaiian Electric shall amend its current draft of the Oahu 200 MW RFP to remove references to the Lanai Wind Project, eliminate solicitations for an undersea transmission cable, and amend the draft RFP to reflect other guidance provided in the order. Second, it initiated an investigative proceeding to review the progress of the Lanai Wind Project stating that there was an uncertainty whether the project developer retained an equivalent ability to develop the project as when it submitted its bid in 2008 and its term sheet in 2011. Third, the PUC initiated a proceeding to solicit information and evaluate whether an interisland grid interconnection transmission system between the islands of Oahu and Maui is in the public interest, given the potential for large-scale wind and solar projects on Maui.

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

•
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii. In July 2014, the PUC ordered Hawaii Electric Light to file by September 25, 2014 its request to modify the Final Geothermal RFP.

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

•
In February 2013, Hawaiian Electric issued an “Invitation for Low Cost Renewable Energy Projects on Oahu through Request for Waiver from Competitive Bidding,” which seeks to lower the cost of electricity for customers in the near term with qualified renewable energy projects on Oahu that can be quickly placed into service at a low cost per KWH. Proposals were received and Hawaiian Electric obtained waivers from the PUC Competitive Bidding Framework for nine projects, subject to certain conditions. In approving the waivers, executed PPAs for three of the projects needed to be filed by June 3, 2014, and Hawaiian Electric requested that the PUC revise the filing date to October 10, 2014.  Executed PPAs for six of the projects need to be filed by December 5, 2014.

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

•
In June 2014, the PUC approved the Utilities 3-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC to spot purchase up to 200,000 gallons per month of as available biodiesel at cost parity to petroleum diesel.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of June 30, 2014, there were 10 MW, 1 MW and 2 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of June 30, 2014, there were approximately 196 MW, 38 MW and 41 MW of installed net energy metering capacity from renewable energy technologies (mainly photovoltaic) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively. The amount of net energy metering capacity installed in the first 6 months of 2014 was about 27% lower than the amount installed in the first 6 months of 2013, principally due to higher circuit saturation on Hawaiian Electric’s and Hawaii Electric Light’s systems (resulting in processing delays and increased costs for required further technical reviews and modification hardware).

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
The PSP outlined the process used to determine the future plans for existing and future generating units. Additional generation can be added based on the ability of new generation to lower the cost to customers and to meet the system operating stability requirements. The current plans are to add the Hu Honua Bioenergy, LLC plant in 2015, and potentially additional generation in 2020 following evaluation of the proposals received from bidders on an RFP for up to 50 MW of geothermal generation. The current plans also include decommissioning Shipman units 3 and 4 in 2015, seasonal cycling of the Puna plant in 2014, with deactivation in 2018 and decommissioning in 2020, and occasional cycling operation of the Hill unit 5 in 2014, with deactivation in 2020 and decommissioning in 2022.
Hawaii Electric Light will review, revise and update the PSP based on new resource opportunities, identification of needs for additional resources or changes in assumptions. Also see “April 2014 regulatory orders—Integrated Resource Planning” in Note 3 of the Consolidated Financial Statements.
Maui Electric. In April 2014, Maui Electric filed its 2014 AOS letter, which indicated that Maui Electric’s generation capacity through 2015 is sufficient to meet the forecasted demands on the islands of Maui, Lanai, and Molokai. Maui Electric anticipates needing additional firm capacity on Maui in the 2016 timeframe, with greater capacity needs in 2019. In February 2014, Maui Electric deactivated two fossil fuel generating units at its Kahului Power Plant. Maui Electric anticipates the retirement of all generating units at the Kahului Power Plant in the 2019 timeframe because of their age. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe.
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
                       Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	June 30, 2014		December 31, 2013
Short-term borrowings	$103	4%	$—	—%
Long-term debt, net	1,218	41	1,218	43
Preferred stock	34	1	34	1
Common stock equity	1,619	54	1,594	56
	$2,974	100%	$2,846	100%

                       Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and line of credit facility were as follows:

	Average balance	Balance
(in millions)	Six months ended June 30, 2014	June 30, 2014	December 31, 2013
Short-term borrowings [1]
Commercial paper	$45	$103	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn capacity under line of credit facility (expiring December 5, 2016) [2]		200	175

[1]
The maximum amount of Hawaiian Electric’s external short-term borrowings during the first six months of 2014 was $103 million. At June 30, 2014, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $3 million and $20 million, respectively. At July 31, 2014, Hawaiian Electric had $83 million of outstanding commercial paper, no draws under its line of credit facility, no borrowings from HEI and $3 million of short-term borrowings from Hawaii Electric Light. Also, at July 31, 2014, Maui Electric had $12 million of short-term borrowings from Hawaiian Electric. Intercompany borrowings are eliminated in consolidation.

[2]
On April 2, 2014, Hawaiian Electric entered into an amended and restated revolving non-collateralized credit agreement, which increased Hawaiian Electric’s line of credit to $200 million from $175 million and revised the term. See Note 11 of the Consolidated Financial Statements.

                       Hawaiian Electric has a line of credit facility, as amended and restated on April 2, 2014, of $200 million. See Note 11 of the Consolidated Financial Statements. The Hawaiian Electric facility provides for a term through April 1, 2015 (but which term is to be extended to up to April 2, 2019 upon approval by the PUC during the initial term, which approval is currently being requested) and provides improved pricing compared to Hawaiian Electric’s prior facility.
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
                   In April 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed an application with the PUC for approval of the sale of each utility’s common stock over a period from the date of approval in 2014 to December 31, 2016 (Hawaiian Electric’s sale to HEI of up to $250 million and Hawaii Electric Light’s and Maui Electric’s sales to Hawaiian Electric of up to $26 million and $47 million, respectively), and the purchase of the Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric over the same period. In July 2014, the Utilities modified their request to the PUC to approve the issuance and sale of common stock in 2014 only in the amounts stated in the application (Hawaiian Electric’s issuance and sale of its common stock to HEI of up to $60 million and Hawaii Electric Light’s and Maui Electric’s issuance and sale of their common stock to Hawaiian Electric of up to $5 million and $20 million, respectively). In addition, under a previous authorization received from the PUC in November 2010, Hawaiian Electric and Hawaii Electric Light have remaining authorization to issue their common stock through 2014 of up to an additional $43.4 million and $19.9 million, respectively.
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. For the first six months of 2014 and 2013, net cash provided by operating activities decreased by $87 million and increased by $133 million, respectively, compared to the same period in the prior year. In 2014, noncash depreciation and amortization amounted to $87 million an increase over the prior year due to an increase in plant and equipment offset by a decrease of $63 million in accounts payable. In 2013, noncash depreciation and amortization amounted to $80 million due to an increase in plant and equipment. Further, net cash provided by operating activities included a $44 million decrease in fuel oil stock, a net decrease of $27 million in accounts receivable and accrued unbilled revenues due to timing of payments, and $41 million decrease in accounts payable.
For the first six months of 2014 and 2013, net cash used in investing activities increased $85,000 and $18 million, respectively, compared to the prior year. Cash used in investing activities consisted primarily of capital expenditures, partly offset by contributions in aid of construction.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. For the first six months of 2014 and 2013, cash flows from financing activities increased by $45 million and decreased by $81 million, respectively, compared to the same periods in the prior year. In 2014, cash provided by financing activities consisted primarily of net proceeds received from short-term borrowings of $103 million, partly offset by the payment of $45 million of common and preferred stock dividends. In 2013, cash provided by financing activities consisted of net proceeds received from short-term borrowings of $54 million, partly offset by the payment of $42 million of common and preferred stock dividends.
Bank

RESULTS OF OPERATIONS

	Three months ended June 30		Increase
(in millions)	2014	2013	(decrease)	Primary reason(s)
Interest income	$47	$47	$—
The impact of higher average earning asset balances was offset by lower yields on earning assets. ASB’s average loan portfolio balance for the three months ended June 30, 2014 was $325 million higher than for the same period in 2013 as average home equity lines of credit, commercial real estate, commercial and residential loan balances increased by $115 million, $103 million, $86 million and $43 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance decreased by $71 million as ASB sold its $77 million municipal bond portfolio in the first quarter of 2014.

Noninterest income	14	19	(5)
Lower noninterest income due to $2 million lower mortgage banking income as a result of lower mortgage loan volume being sold, $2 million lower debit card interchange fees as a result of being non-exempt from the Durbin Amendment as of July 1, 2013 and $1 million gain on sale of the agency obligations in the second quarter of 2013.

Revenues	61	66	(5)
Interest expense	3	2	1
Average deposit balances for the three months ended June 30, 2014 increased by $202 million compared to the same period in 2013 due to an increase in core deposits of $235 million, partly offset by a decrease in term certificates of $33 million. The other borrowings average balance increased by $50 million due to an increase in FHLB advance borrowings.

Provision (credit) for loan losses	1	(1)	2
The provision for loan losses increased as a credit for loan losses was recorded in the second quarter of 2013 due to a $1 million release of reserves related to ASB’s credit card portfolio sale and released reserves associated with specific commercial loan paydowns. ASB had a net recovery ratio of 0.04% in the second quarter of 2014 compared to a net charge-off ratio of 0.08% in the second quarter of 2013.

Noninterest expense	40	40	—	Noninterest expense for the three months ended June 30, 2014 was flat compared to the same period in 2013.
Expenses	44	41	3
Operating income	17	25	(8)	Lower noninterest income, higher provision for loan losses and higher interest expense.
Net income	12	16	(4)

	Six months ended June 30		Increase
(in millions)	2014	2013	(decrease)	Primary reason(s)
Interest income	$93	$93	$—
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for the six months ended June 30, 2014 was $350 million higher than for the same period in 2013 as average home equity lines of credit, commercial real estate, residential and commercial loan balances increased by $116 million, $93 million, $82 million and $81 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance decreased by $97 million as ASB sold $70 million of agency obligations in 2013 and its $77 million municipal bond portfolio in the first quarter of 2014.

Noninterest income	31	38	(7)
Lower noninterest income due to $4 million lower mortgage banking income as a result of lower mortgage loan volume being sold and $4 million lower debit card interchange fees as a result of being non-exempt from the Durbin Amendment as of July 1, 2013 were partly offset by higher gain on sale of securities.

Revenues	124	131	(7)
Interest expense	5	5	—
Average deposit balances for the six months ended June 30, 2014 increased by $189 million compared to the same period in 2013 due to an increase in core deposits of $223 million, partly offset by a decrease in term certificates of $34 million. The other borrowings average balance increased by $50 million due to an increase in FHLB advance borrowings.

Provision for loan losses	2	1	1
The provision for loan losses increased as a credit for loan losses was recorded in the second quarter of 2013 due to a $1 million release of reserves related to ASB’s credit card portfolio sale. At June 30, 2014, ASB had a net recovery ratio of 0.01% compared to a net charge-off ratio of 0.10% at June 30, 2013.

Noninterest expense	78	79	(1)	Lower noninterest expense due to lower debit card expenses, partly offset by higher product development costs.
Expenses	85	85	—
Operating income	39	46	(7)	Lower noninterest income and higher provision for loan losses, partly offset by lower noninterest expenses.
Net income	26	30	(4)

           Details of ASB’s other noninterest income and other noninterest expense were as follows:

	Three months ended June 30		Six months ended June 30
(in thousands)	2014	2013	2014	2013
Bank-owned life insurance	$982	$985	$1,945	$1,952
Other	661	746	1,286	1,371
Total other income, net	$1,643	$1,731	$3,231	$3,323
FDIC insurance premium	$805	$848	$1,601	$1,688
Marketing	1,031	824	1,742	1,362
Office supplies, printing and postage	1,456	1,026	3,072	1,899
Communication	448	424	951	895
Other	4,354	5,378	7,881	10,251
Total other expense	$8,094	$8,500	$15,247	$16,095
                       See Note 4 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.
                       Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.

                       ASB’s return on average assets and net interest margin were as follows:

	Three months ended June 30		Six months ended June 30
(percent)	2014	2013	2014	2013
Return on average assets	0.87	1.25	0.98	1.19
Net interest margin	3.55	3.79	3.59	3.79
Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended June 30	2014			2013
(dollars in thousands)	Average balance	Interest	Yield/ rate (%)	Average balance	Interest	Yield/ rate (%)
Assets:
Other investments [1]	$187,179	$86	0.18	$164,374	$44	0.11
Securities purchased under resale agreements	12,527	12	0.38	26,154	25	0.38
Available-for-sale investment and mortgage-related securities	546,694	2,852	2.09	617,942	3,386	2.19
Loans
Residential 1-4 family	2,007,362	22,475	4.48	1,964,140	23,503	4.79
Commercial real estate	532,334	5,504	4.14	429,409	4,973	4.64
Home equity line of credit	780,821	6,414	3.29	665,879	4,840	2.92
Residential land	16,285	251	6.16	22,607	335	5.93
Commercial loans	785,438	7,166	3.65	699,023	7,347	4.21
Consumer loans	107,121	2,041	7.64	123,601	2,626	8.52
Total loans [2,3]	4,229,361	43,851	4.15	3,904,659	43,624	4.47
Total interest-earning assets [4]	4,975,761	46,801	3.76	4,713,129	47,079	4.00
Allowance for loan losses	(41,752)			(43,372)
Non-interest-earning assets	454,129			429,924
Total assets	$5,388,138			$5,099,681
Liabilities and shareholder’s equity:
Savings	$1,869,934	$278	0.06	$1,811,157	$263	0.06
Interest-bearing checking	736,767	32	0.02	659,790	25	0.02
Money market	176,819	55	0.13	176,812	56	0.13
Time certificates	430,277	872	0.81	462,762	952	0.83
Total interest-bearing deposits	3,213,797	1,237	0.15	3,110,521	1,296	0.17
Advances from Federal Home Loan Bank	100,000	784	3.10	51,264	542	4.18
Securities sold under agreements to repurchase	145,643	636	1.73	144,496	636	1.74
Total interest-bearing liabilities	3,459,440	2,657	0.31	3,306,281	2,474	0.30
Non-interest bearing liabilities:
Deposits	1,281,412			1,182,244
Other	115,458			104,372
Total liabilities	4,856,310			4,592,897
Shareholder’s equity	531,828			506,784
Total liabilities and shareholder’s equity	$5,388,138			$5,099,681
Net interest income		$44,144			$44,605
Net interest margin (%) [5]			3.55			3.79

Six months ended June 30	2014			2013
(dollars in thousands)	Average balance	Interest	Yield/ rate (%)	Average balance	Interest	Yield/ rate (%)
Assets:
Other investments [1]	$182,002	$162	0.18	$181,195	$108	0.12
Securities purchased under resale agreements	10,276	20	0.38	13,149	25	0.38
Available-for-sale investment and mortgage-related securities	536,196	5,953	2.22	633,232	7,005	2.21
Loans
Residential 1-4 family	2,005,462	45,144	4.50	1,923,389	46,859	4.87
Commercial real estate	518,844	10,877	4.21	425,473	9,606	4.53
Home equity line of credit	768,692	12,512	3.28	653,086	9,302	2.87
Residential land	16,081	494	6.14	23,801	591	4.97
Commercial loans	785,861	14,399	3.68	705,330	14,816	4.23
Consumer loans	109,381	4,107	7.56	123,624	5,053	8.23
Total loans [2,3]	4,204,321	87,533	4.18	3,854,703	86,227	4.49
Total interest-earning assets [4]	4,932,795	93,668	3.81	4,682,279	93,365	4.00
Allowance for loan losses	(41,136)			(42,992)
Non-interest-earning assets	449,279			432,009
Total assets	$5,340,938			$5,071,296
Liabilities and shareholder’s equity:
Savings	$1,855,070	$546	0.06	$1,793,415	$517	0.06
Interest-bearing checking	727,316	61	0.02	650,044	49	0.02
Money market	178,893	112	0.13	186,136	119	0.13
Time certificates	432,007	1,743	0.81	466,261	1,923	0.83
Total interest-bearing deposits	3,193,286	2,462	0.16	3,095,856	2,608	0.17
Advances from Federal Home Loan Bank	100,000	1,559	3.10	50,635	1,077	4.23
Securities sold under agreements to repurchase	147,018	1,266	1.71	145,888	1,265	1.73
Total interest-bearing liabilities	3,440,304	5,287	0.31	3,292,379	4,950	0.30
Non-interest bearing liabilities:
Deposits	1,258,118			1,166,993
Other	112,918			107,594
Total liabilities	4,811,340			4,566,966
Shareholder’s equity	529,598			504,330
Total liabilities and shareholder’s equity	$5,340,938			$5,071,296
Net interest income		$88,381			$88,415
Net interest margin (%) [5]			3.59			3.79
1       Includes federal funds sold, interest bearing deposits and stock in the Federal Home Loan Bank of Seattle ($89 million and $95 million as of June 30, 2014 and 2013, respectively)

[2]	Includes loans held for sale.

[3]
Includes loan fees of $0.7 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[4]
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of nil and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively.

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
                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loan portfolio was as follows:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans:
Residential 1-4 family	$2,019,092	47.0	$2,006,007	48.2
Commercial real estate	476,116	11.1	440,443	10.6
Home equity line of credit	790,837	18.4	739,331	17.8
Residential land	17,189	0.4	16,176	0.4
Commercial construction	80,312	1.9	52,112	1.3
Residential construction	17,441	0.4	12,774	0.3
Total real estate loans, net	3,400,987	79.2	3,266,843	78.6
Commercial loans	782,804	18.2	783,388	18.8
Consumer loans	111,254	2.6	108,722	2.6
	4,295,045	100.0	4,158,953	100.0
Less: Deferred fees and discounts	(7,433)		(8,724)
Allowance for loan losses	(42,372)		(40,116)
Total loans, net	$4,245,240		$4,110,113
                        The increase in the total loan portfolio during the six months ended June 30, 2014 was primarily due to an increase in originated home equity lines of credit, commercial real estate loans and commercial construction loans.
                                                       Home equity — key credit statistics.

	June 30, 2014	December 31, 2013
Outstanding balance (in thousands)	$790,837	$739,331
Percent of portfolio in first lien position	39.9%	38.2%
Net charge-off (recovery) ratio	(0.05)%	0.06%
Delinquency ratio	0.24%	0.28%

			End of draw period – interest only			Current
June 30, 2014	Total	Interest only	2014-2015	2016-2018	Thereafter	amortizing
Outstanding balance (in thousands)	$790,837	$581,460	$1,032	$104,762	$475,666	$209,377
% of total	100%	74%	—%	14%	60%	26%

                       The HELOC portfolio makes up 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 93% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of June 30, 2014, approximately 19% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. Nearly all originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older vintage equity lines represent 7% of the portfolio and are included in the amortizing balances identified in the table above.
Loan portfolio risk elements.  See Note 4 of the Consolidated Financial Statements.

Investment and mortgage-related securities.  ASB’s investment portfolio was comprised as follows:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Balance	% of total	Balance	% of total
Federal agency obligations	$97,049	18%	$80,973	15%
Mortgage-related securities — FNMA, FHLMC and GNMA	447,292	81	369,444	70
U.S treasury securities	4,980	1	—	—
Municipal bonds	—	—	78,590	15
	$549,321	100%	$529,007	100%
Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. As of June 30, 2014 and December 31, 2013, ASB’s costing liabilities consisted of 95% deposits and 5% other borrowings. The weighted average cost of deposits for the first six months of 2014 and 2013 was 0.11% and 0.12%, respectively.
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
As of June 30, 2014, ASB had an unrealized loss, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI of $0.3 million compared to an unrealized loss, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI of $4 million as of December 31, 2013. See “Item 3. Quantitative and qualitative disclosures about market risk.”
During the first six months of 2014, ASB recorded a provision for loan losses of $2.0 million primarily due to growth in the loan portfolio and net charge-offs during the year for consumer loans. During the first six months of 2013, ASB recorded a provision for loan losses of $0.9 million primarily due to net charge-offs during the year for consumer, commercial and HELOC loans, and growth in the loan portfolio, partly offset by the release of reserves for the credit card portfolio. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Six months ended June 30		Year ended December 31
(in thousands)	2014	2013	2013
Allowance for loan losses, January 1	$40,116	$41,985	$41,985
Provision for loan losses	2,016	899	1,507
Less: net charge-offs	(240)	1,880	3,376
Allowance for loan losses, end of period	$42,372	$41,004	$40,116
Ratio of allowance for loan losses, end of period, to end of period loans outstanding	0.99%	1.04%	0.97%
Ratio of net charge-offs during the period to average loans outstanding (annualized)	(0.01)%	0.10%	0.09%
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
The “Durbin Amendment” to the Dodd-Frank Act required the FRB to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. In June 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. Financial institutions and their affiliates that have less than $10 billion in assets are exempt from this Amendment; however, on July 1, 2013, ASB became non-exempt as the consolidated assets of HEI exceeded $10 billion. For the second quarter of 2014, ASB earned an average of 22 cents per electronic debit transaction, compared to an average of 49 cents per electronic debit transaction in the second quarter of 2013. ASB estimates debit card interchange fees to be lower, as a result of the application of this Amendment, by approximately $6 million after tax in 2014.
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

Commitments and contingencies.  See Note 4 of the Consolidated Financial Statements.
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	June 30, 2014	December 31, 2013	% change
Total assets	$5,418	$5,244	3
Available-for-sale investment and mortgage-related securities	549	529	4
Loans receivable held for investment, net	4,245	4,110	3
Deposit liabilities	4,525	4,372	3
Other bank borrowings	242	245	(1)
As of June 30, 2014, ASB was one of Hawaii’s largest financial institutions based on assets of $5.4 billion and deposits of $4.5 billion.
As of June 30, 2014, ASB’s unused FHLB borrowing capacity was approximately $1.2 billion. As of June 30, 2014, ASB had commitments to borrowers for loan commitments and unused lines and letters of credit of $1.7 billion. There were no commitments to lend to borrowers whose loan terms have been impaired or modified in troubled debt restructurings. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.

For the six months ended June 30, 2014, net cash provided by ASB’s operating activities was $26 million. Net cash used during the same period by ASB’s investing activities was $140 million, primarily due to purchases of investment and mortgage-related securities of $126 million and a net increase in loans receivable of $137 million, partly offset by proceeds from the sale of investment securities of $80 million, repayments of investment and mortgage-related securities of $33 million and redemption of stock from the FHLB of Seattle of $12 million. Net cash provided by financing activities during this period was $132 million, primarily due to net increases in deposit liabilities of $152 million, partly offset by a net decrease in retail repurchase agreements of $2 million and the payment of $19 million in common stock dividends to HEI (through ASHI).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of June 30, 2014, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a leverage ratio of 9.0% (5.0%), a Tier-1 risk-based capital ratio of 11.5% (6.0%) and a total risk-based capital ratio of 12.6% (10.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASHI).
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
ASB’s interest-rate risk sensitivity measures as of June 30, 2014 and December 31, 2013 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
+300	1.6%	1.3%	(10.2)%	(10.7)%
+200	0.6	0.3	(6.1)	(6.9)
+100	0.1	—	(2.5)	(3.3)
-100	(0.5)	(0.5)	(0.8)	0.6
 Management believes that ASB’s interest rate risk position as of June 30, 2014 represents a reasonable level of risk. The net interest income (NII) profile under the rising interest rate scenarios was more asset sensitive for all rate increases as of June 30, 2014 compared to December 31, 2013 due to changes in the mix of assets.
ASB’s base economic value of equity (EVE) increased to $925 million as of June 30, 2014 compared to $906 million as of December 31, 2013 due to the increase in capital.
The change in EVE was less sensitive in the increasing rate scenarios as of June 30, 2014 compared to December 31, 2013 due to the decrease in long rates resulting in a shorter duration for mortgage-related assets and growth in the short duration consumer and commercial loan portfolios.
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

Item 4. Controls and Procedures
HEI:
Changes in Internal Control over Financial Reporting
During the second quarter of 2014, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of June 30, 2014. Based on their evaluations, as of June 30, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
(1)   is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
(2)   is accumulated and communicated to HEI management, including HEI’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Hawaiian Electric:
Changes in Internal Control over Financial Reporting
During the second quarter of 2014, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of Hawaiian Electric and its subsidiaries’ internal control over financial reporting as of June 30, 2014 that has materially affected, or is reasonably likely to materially affect, Hawaiian Electric and its subsidiaries’ internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Richard M. Rosenblum, Hawaiian Electric Chief Executive Officer, and Tayne S. Y. Sekimura, Hawaiian Electric Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Electric as of June 30, 2014. Based on their evaluations, as of June 30, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to 30, 2014	88,795	$24.47	—	NA
May 1 to 31, 2014	69,705	$24.10	—	NA
June 1 to 30, 2014	325,283	$24.41	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the shares listed in column (a), 82,895 of the 88,795 shares, all of the 69,705 shares and 297,783 of the 325,283 shares were purchased for the DRIP, 5,900 of the 88,795 shares, none of the 69,705 shares and 22,500 of the 325,283 shares were purchased for the HEIRSP and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Six months ended June 30		Years ended December 31
	2014	2013	2013	2012	2011	2010	2009
HEI and Subsidiaries
Excluding interest on ASB deposits	3.76	3.41	3.53	3.28	3.22	2.89	2.29
Including interest on ASB deposits	3.63	3.28	3.40	3.14	3.03	2.64	1.95
Hawaiian Electric and Subsidiaries	4.06	3.45	3.72	3.37	3.52	2.88	2.99
 See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, six months ended June 30, 2014 and 2013 and years ended December 31, 2013, 2012, 2011, 2010 and 2009

HEI Exhibit 31.1	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer)

HEI Exhibit 31.2	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer)

HEI Exhibit 32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350

HEI Exhibit 101.INS	XBRL Instance Document

HEI Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

HEI Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

HEI Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

HEI Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

HEI Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Hawaiian Electric Exhibit 12.2	Hawaiian Electric Company, Inc. and Subsidiaries Computation of ratio of earnings to fixed charges, six months ended June 30, 2014 and 2013 and years ended December 31, 2013, 2012, 2011, 2010 and 2009

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Richard M. Rosenblum (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Richard M. Rosenblum
	Constance H. Lau		Richard M. Rosenblum
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: August 11, 2014		Date: August 11, 2014