Form 10-Q
period 2014-09-30
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2014-11-06
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
 FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Hawaiian Electric Industries, Inc.	Large accelerated filer ☒	Hawaiian Electric Company, Inc.	Large accelerated filer ☐
	Accelerated filer ☐		Accelerated filer ☐
	Non-accelerated filer ☐		Non-accelerated filer ☒
	(Do not check if a smaller reporting company)		(Do not check if a smaller reporting company)
	Smaller reporting company ☐		Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding October 31, 2014
Hawaiian Electric Industries, Inc. (Without Par Value)	102,562,464 Shares
Hawaiian Electric Company, Inc. ($6-2/3 Par Value)	15,429,105 Shares (not publicly traded)
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

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2014

TABLE OF CONTENTS

Page No.
ii	Glossary of Terms
iv	Forward-Looking Statements

PART I. FINANCIAL INFORMATION
1	Item 1.	Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
1		Consolidated Statements of Income - three and nine months ended September 30, 2014 and 2013
2		Consolidated Statements of Comprehensive Income - three and nine months ended September 30, 2014 and 2013
3		Consolidated Balance Sheets - September 30, 2014 and December 31, 2013
4		Consolidated Statements of Changes in Shareholders’ Equity - nine months ended September 30, 2014 and 2013
5		Consolidated Statements of Cash Flows - nine months ended September 30, 2014 and 2013
Hawaiian Electric Company, Inc. and Subsidiaries
6		Consolidated Statements of Income - three and nine months ended September 30, 2014 and 2013
6		Consolidated Statements of Comprehensive Income - three and nine months ended September 30, 2014 and 2013
7		Consolidated Balance Sheets - September 30, 2014 and December 31, 2013
8		Consolidated Statements of Changes in Common Stock Equity - nine months ended September 30, 2014 and 2013
9		Consolidated Statements of Cash Flows - nine months ended September 30, 2014 and 2013
10		Notes to Consolidated Financial Statements
58	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
58		HEI consolidated
63		Electric Utilities
74		Bank
82	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
83	Item 4.	Controls and Procedures

	PART II.	OTHER INFORMATION
84	Item 1.	Legal Proceedings
84	Item 1A.	Risk Factors
84	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
84	Item 5.	Other Information
85	Item 6.	Exhibits
86	Signatures

i

Hawaiian Electric Industries, Inc. and Subsidiaries
Hawaiian Electric Company, Inc. and Subsidiaries
Form 10-Q—Quarter ended September 30, 2014

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

Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
DBEDT	State of Hawaii Department of Business, Economic Development and Tourism
D&O	Decision and order
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
ECAC	Energy cost adjustment clauses
EIP	2010 Equity and Incentive Plan, as amended and restated
EGU	Electrical generating unit
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

HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HELOC	Home equity line of credit
Hpower	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRP	Integrated resource planning
Kalaeloa	Kalaeloa Partners, L.P.
kW	Kilowatt
KWH	Kilowatthour
LTIP	Long-term incentive plan
LGD	Loss given default
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MW	Megawatt/s (as applicable)
NII	Net interest income
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PUC	Public Utilities Commission of the State of Hawaii
PV	Photovaltaic
RAM	Revenue adjustment mechanism
RBA	Revenue balancing account
RFP	Request for proposals
ROACE	Return on average common equity
RORB	Return on average rate base
RPS	Renewable portfolio standard
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference
TDR	Troubled debt restructuring
Trust III	HECO Capital Trust III
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
international, national and local economic conditions, including the state of the Hawaii tourism, defense and construction industries, the strength or weakness of the Hawaii and continental U.S. real estate markets (including the fair value and/or the actual performance of collateral underlying loans held by American Savings Bank, F.S.B. (ASB), which could result in higher loan loss provisions and write-offs), decisions concerning the extent of the presence of the federal government and military in Hawaii, the implications and potential impacts of U.S. and foreign capital and credit market conditions and federal, state and international responses to those conditions, and the potential impacts of global developments (including global economic conditions and uncertainties, unrest, ongoing conflicts in North Africa and the Middle East, terrorist acts, potential conflict or crisis with North Korea or Iran, developments in the Ukraine and potential pandemics);

•	the effects of future actions or inaction of the U.S. government or related agencies, including those related to the U.S. debt ceiling and monetary policy;

•
weather and natural disasters (e.g., hurricanes, earthquakes, tsunamis, lightning strikes, lava flows and the potential effects of climate change, such as more severe storms and rising sea levels), including their impact on the Company's and Utilities' operations and the economy;

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

•	the ability of IPPs to deliver the firm capacity anticipated in their power purchase agreements (PPAs);

•	the ability of the Utilities to negotiate, periodically, favorable agreements for significant resources such as fuel supply contracts and collective bargaining agreements;

•	new technological developments that could affect the operations and prospects of HEI and ASB or their competitors;

•	new technological developments, such as the commercial development of energy storage and microgrids, that could affect the operations of the Utilities;

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

v

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands, except per share amounts)	2014	2013	2014	2013
Revenues
Electric utility	$803,565	$764,054	$2,262,056	$2,210,020
Bank	63,536	65,058	187,771	195,841
Other	(5)	56	(325)	106
Total revenues	867,096	829,168	2,449,502	2,405,967
Expenses
Electric utility	727,409	694,201	2,045,166	2,030,071
Bank	43,964	42,223	129,528	126,550
Other	4,621	4,706	13,125	12,276
Total expenses	775,994	741,130	2,187,819	2,168,897
Operating income (loss)
Electric utility	76,156	69,853	216,890	179,949
Bank	19,572	22,835	58,243	69,291
Other	(4,626)	(4,650)	(13,450)	(12,170)
Total operating income	91,102	88,038	261,683	237,070
Interest expense, net—other than on deposit liabilities and other bank borrowings	(19,170)	(19,043)	(58,648)	(56,216)
Allowance for borrowed funds used during construction	740	498	1,877	1,626
Allowance for equity funds used during construction	1,937	1,255	4,933	4,030
Income before income taxes	74,609	70,748	209,845	186,510
Income taxes	26,323	22,041	73,265	62,590
Net income	48,286	48,707	136,580	123,920
Preferred stock dividends of subsidiaries	471	471	1,417	1,417
Net income for common stock	$47,815	$48,236	$135,163	$122,503
Basic earnings per common share	$0.47	$0.49	$1.33	$1.24
Diluted earnings per common share	$0.46	$0.48	$1.32	$1.23
Dividends per common share	$0.31	$0.31	$0.93	$0.93
Weighted-average number of common shares outstanding	102,416	99,204	101,768	98,670
Net effect of potentially dilutive shares	610	614	710	620
Adjusted weighted-average shares	103,026	99,818	102,478	99,290

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013
Net income for common stock	$47,815	$48,236	$135,163	$122,503
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period, net of (taxes) tax benefits of $1,094, $1,049, ($2,249) and $7,081 for the respective periods	(1,657)	(1,589)	3,406	(10,724)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, $1,132 and $488 for the respective periods	—	—	(1,715)	(738)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $37, $37, $112 and $112 for the respective periods	59	59	177	177
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,900, $3,697, $5,438 and $11,173 for the respective periods	2,829	5,789	8,515	17,490
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,619, $3,284, $4,858 and $9,852 for the respective periods	(2,542)	(5,156)	(7,627)	(15,468)
Other comprehensive income (loss), net of taxes	(1,311)	(897)	2,756	(9,263)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$46,504	$47,339	$137,919	$113,240

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands)	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$192,555	$220,036
Accounts receivable and unbilled revenues, net	365,728	346,785
Available-for-sale investment and mortgage-related securities	531,603	529,007
Investment in stock of Federal Home Loan Bank of Seattle	75,063	92,546
Loans receivable held for investment, net	4,291,960	4,110,113
Loans held for sale, at lower of cost or fair value	2,328	5,302
Property, plant and equipment, net of accumulated depreciation of $2,241,677 and $2,192,422 at the respective dates	4,048,106	3,865,514
Regulatory assets	575,712	575,924
Other	505,226	512,627
Goodwill	82,190	82,190
Total assets	$10,670,471	$10,340,044
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$177,495	$212,331
Interest and dividends payable	26,051	26,716
Deposit liabilities	4,533,797	4,372,477
Short-term borrowings—other than bank	150,576	105,482
Other bank borrowings	263,204	244,514
Long-term debt, net—other than bank	1,517,946	1,492,945
Deferred income taxes	585,432	529,260
Regulatory liabilities	357,090	349,299
Contributions in aid of construction	448,811	432,894
Defined benefit pension and other postretirement benefit plans liability	274,909	288,539
Other	499,459	524,224
Total liabilities	8,834,770	8,578,681
Preferred stock of subsidiaries - not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Notes 3 and 4)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 102,562,464 shares and 101,259,800 shares at the respective dates	1,519,256	1,488,126
Retained earnings	296,146	255,694
Accumulated other comprehensive loss, net of tax benefits	(13,994)	(16,750)
Total shareholders’ equity	1,801,408	1,727,070
Total liabilities and shareholders’ equity	$10,670,471	$10,340,044

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	Earnings	income (loss)	Total
Balance, December 31, 2013	101,260	$1,488,126	$255,694	$(16,750)	$1,727,070
Net income for common stock	—	—	135,163	—	135,163
Other comprehensive income, net of taxes	—	—	—	2,756	2,756
Issuance of common stock, net	1,302	31,130	—	—	31,130
Common stock dividends ($0.93 per share)	—	—	(94,711)	—	(94,711)
Balance, September 30, 2014	102,562	$1,519,256	$296,146	$(13,994)	$1,801,408

Balance, December 31, 2012	97,928	$1,403,484	$216,804	$(26,423)	$1,593,865
Net income for common stock	—	—	122,503	—	122,503
Other comprehensive loss, net of tax benefits	—	—	—	(9,263)	(9,263)
Issuance of common stock, net	1,614	40,099	—	—	40,099
Common stock dividends ($0.93 per share)	—	—	(91,739)	—	(91,739)
Balance, September 30, 2013	99,542	$1,443,583	$247,568	$(35,686)	$1,655,465

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2014	2013
(in thousands)
Cash flows from operating activities
Net income	$136,580	$123,920
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	129,574	120,355
Other amortization	5,454	2,352
Provision for loan losses	3,566	953
Loans receivable originated and purchased, held for sale	(102,523)	(199,772)
Proceeds from sale of loans receivable, held for sale	106,918	223,221
Gain on sale of credit card portfolio	—	(2,251)
Increase in deferred income taxes	48,900	60,580
Excess tax benefits from share-based payment arrangements	(271)	(469)
Allowance for equity funds used during construction	(4,933)	(4,030)
Change in cash overdraft	(1,038)	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	(18,943)	12,740
Decrease in fuel oil stock	15,784	24,332
Increase in regulatory assets	(17,531)	(53,314)
Decrease in accounts, interest and dividends payable	(75,812)	(21,708)
Change in prepaid and accrued income taxes and utility revenue taxes	(2,044)	(19,212)
Decrease in defined benefit pension and other postretirement benefit plans liability	(2,594)	(509)
Change in other assets and liabilities	(47,677)	(20,462)
Net cash provided by operating activities	173,410	246,726
Cash flows from investing activities
Available-for-sale investment and mortgage-related securities purchased	(130,578)	(39,721)
Principal repayments on available-for-sale investment and mortgage-related securities	52,678	84,487
Proceeds from sale of available-for-sale investment securities	79,564	71,367
Redemption of stock from Federal Home Loan Bank of Seattle	17,482	2,609
Net increase in loans held for investment	(184,766)	(293,996)
Proceeds from sale of real estate acquired in settlement of loans	2,930	8,777
Capital expenditures	(236,003)	(247,392)
Contributions in aid of construction	21,740	23,633
Proceeds from sale of credit card portfolio	—	26,386
Other	(39)	426
Net cash used in investing activities	(376,992)	(363,424)
Cash flows from financing activities
Net increase in deposit liabilities	161,320	80,926
Net increase in short-term borrowings with original maturities of three months or less	45,094	47,648
Net decrease in retail repurchase agreements	(6,306)	(6,314)
Proceeds from other bank borrowings	90,000	120,000
Repayments of other bank borrowings	(65,000)	(70,000)
Proceeds from issuance of long-term debt	125,000	50,000
Repayment of long-term debt	(100,000)	(50,000)
Excess tax benefits from share-based payment arrangements	271	469
Net proceeds from issuance of common stock	26,910	18,383
Common stock dividends	(94,674)	(73,584)
Preferred stock dividends of subsidiaries	(1,417)	(1,417)
Other	(5,097)	(4,033)
Net cash provided by financing activities	176,101	112,078
Net decrease in cash and cash equivalents	(27,481)	(4,620)
Cash and cash equivalents, beginning of period	220,036	219,662
Cash and cash equivalents, end of period	$192,555	$215,042
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013
Revenues	$803,565	$764,054	$2,262,056	$2,210,020
Expenses
Fuel oil	309,432	283,360	865,989	877,738
Purchased power	192,882	194,861	546,121	526,669
Other operation and maintenance	108,313	104,513	295,483	300,723
Depreciation	41,594	38,995	124,790	115,865
Taxes, other than income taxes	75,188	72,472	212,783	209,076
Total expenses	727,409	694,201	2,045,166	2,030,071
Operating income	76,156	69,853	216,890	179,949
Allowance for equity funds used during construction	1,937	1,255	4,933	4,030
Interest expense and other charges, net	(16,414)	(15,033)	(48,989)	(43,960)
Allowance for borrowed funds used during construction	740	498	1,877	1,626
Income before income taxes	62,419	56,573	174,711	141,645
Income taxes	23,042	18,258	64,686	49,210
Net income	39,377	38,315	110,025	92,435
Preferred stock dividends of subsidiaries	228	228	686	686
Net income attributable to Hawaiian Electric	39,149	38,087	109,339	91,749
Preferred stock dividends of Hawaiian Electric	270	270	810	810
Net income for common stock	$38,879	$37,817	$108,529	$90,939

HEI owns all of the common stock of Hawaiian Electric. Therefore, per share data with respect to shares of common stock of Hawaiian Electric are not meaningful.

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (unaudited)

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013
Net income for common stock	$38,879	$37,817	$108,529	$90,939
Other comprehensive income, net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $1,626, $3,295, $4,878 and $9,885 for the respective periods	2,552	5,173	7,659	15,520
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes of $1,619, $3,284, $4,858 and $9,852 for the respective periods	(2,542)	(5,156)	(7,627)	(15,468)
Other comprehensive income, net of taxes	10	17	32	52
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$38,889	$37,834	$108,561	$90,991

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

(dollars in thousands, except par value)	September 30, 2014	December 31, 2013
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,344	$51,883
Plant and equipment	5,902,397	5,701,875
Less accumulated depreciation	(2,167,545)	(2,111,229)
Construction in progress	179,190	143,233
Utility property, plant and equipment, net	3,966,386	3,785,762
Nonutility property, plant and equipment, less accumulated depreciation of $1,229 and $1,223 at respective dates	6,561	6,567
Total property, plant and equipment, net	3,972,947	3,792,329
Current assets
Cash and cash equivalents	18,387	62,825
Customer accounts receivable, net	189,733	175,448
Accrued unbilled revenues, net	143,153	144,124
Other accounts receivable, net	19,508	14,062
Fuel oil stock, at average cost	118,303	134,087
Materials and supplies, at average cost	60,639	59,044
Prepayments and other	50,270	52,857
Regulatory assets	54,700	69,738
Total current assets	654,693	712,185
Other long-term assets
Regulatory assets	521,012	506,186
Unamortized debt expense	8,619	9,003
Other	67,891	67,426
Total other long-term assets	597,522	582,615
Total assets	$5,225,162	$5,087,129
Capitalization and liabilities
Capitalization
Common stock ($6 2/3 par value, authorized 50,000,000 shares; outstanding 15,429,105 shares)	$102,880	$102,880
Premium on capital stock	541,447	541,452
Retained earnings	990,784	948,624
Accumulated other comprehensive income, net of income taxes-retirement benefit plans	640	608
Common stock equity	1,635,751	1,593,564
Cumulative preferred stock — not subject to mandatory redemption	34,293	34,293
Long-term debt, net	1,206,546	1,206,545
Total capitalization	2,876,590	2,834,402
Commitments and contingencies (Note 3)
Current liabilities
Current portion of long-term debt	11,400	11,400
Short-term borrowings from non-affiliates	84,987	—
Accounts payable	151,978	189,559
Interest and preferred dividends payable	24,401	21,652
Taxes accrued	236,481	249,445
Regulatory liabilities	528	1,916
Other	62,400	63,881
Total current liabilities	572,175	537,853
Deferred credits and other liabilities
Deferred income taxes	565,499	507,161
Regulatory liabilities	356,562	347,383
Unamortized tax credits	79,268	73,539
Defined benefit pension and other postretirement benefit plans liability	248,338	262,162
Other	77,919	91,735
Total deferred credits and other liabilities	1,327,586	1,281,980
Contributions in aid of construction	448,811	432,894
Total capitalization and liabilities	$5,225,162	$5,087,129
 The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Changes in Common Stock Equity (unaudited)

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2013	15,429	$102,880	$541,452	$948,624	$608	$1,593,564
Net income for common stock	—	—	—	108,529	—	108,529
Other comprehensive income, net of taxes	—	—	—	—	32	32
Common stock dividends	—	—	—	(66,369)	—	(66,369)
Common stock issuance expenses	—	—	(5)	—	—	(5)
Balance, September 30, 2014	15,429	$102,880	$541,447	$990,784	$640	$1,635,751
Balance, December 31, 2012	14,665	$97,788	$468,045	$907,273	$(970)	$1,472,136
Net income for common stock	—	—	—	90,939	—	90,939
Other comprehensive income, net of taxes	—	—	—	—	52	52
Common stock dividends	—	—	—	(61,183)	—	(61,183)
Balance, September 30, 2013	14,665	$97,788	$468,045	$937,029	$(918)	$1,501,944

The accompanying notes are an integral part of these consolidated financial statements.

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

Nine months ended September 30	2014	2013
(in thousands)
Cash flows from operating activities
Net income	$110,025	$92,435
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	124,790	115,865
Other amortization	4,662	2,470
Increase in deferred income taxes	67,392	48,014
Change in tax credits, net	5,816	4,510
Allowance for equity funds used during construction	(4,933)	(4,030)
Change in cash overdraft	(1,038)	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable	(19,731)	42,077
Decrease (increase) in accrued unbilled revenues	971	(5,603)
Decrease in fuel oil stock	15,784	24,332
Increase in materials and supplies	(1,595)	(8,349)
Increase in regulatory assets	(17,531)	(53,314)
Decrease in accounts payable	(77,893)	(22,974)
Change in prepaid and accrued income taxes and utility revenue taxes	(18,075)	(15,416)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(748)	1,488
Change in other assets and liabilities	(41,629)	(10,195)
Net cash provided by operating activities	146,267	211,310
Cash flows from investing activities
Capital expenditures	(229,105)	(237,869)
Contributions in aid of construction	21,740	23,633
Other	—	427
Net cash used in investing activities	(207,365)	(213,809)
Cash flows from financing activities
Common stock dividends	(66,369)	(61,183)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,496)	(1,496)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	84,987	73,246
Other	(462)	(42)
Net cash provided by financing activities	16,660	10,525
Net increase (decrease) in cash and cash equivalents	(44,438)	8,026
Cash and cash equivalents, beginning of period	62,825	17,159
Cash and cash equivalents, end of period	$18,387	$25,185

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
In the opinion of HEI’s and Hawaiian Electric's management, the accompanying unaudited consolidated financial statements contain all material adjustments required by GAAP to fairly state the Company’s and Hawaiian Electric's financial position as of September 30, 2014 and December 31, 2013, the results of its operations for the three and nine months ended September 30, 2014 and 2013, and its cash flows for the nine months ended September 30, 2014 and 2013. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q or other referenced material. Results of operations for interim periods are not necessarily indicative of results for the full year.
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

The table below illustrates the effects of the revisions on the previously filed financial statements:

	As previously	As
(in thousands)	filed	revised	Difference
HEI consolidated
Consolidated Statements of Income
Three months ended September 30, 2013
Revenues	$831,229	$829,168	$(2,061)
Operating income	90,099	88,038	(2,061)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(20,304)	(19,043)	1,261
Income before income taxes	71,548	70,748	(800)
Income taxes	22,841	22,041	(800)
Nine months ended September 30, 2013
Revenues	2,412,023	2,405,967	(6,056)
Operating income	243,126	237,070	(6,056)
Interest expense, net—other than on deposit liabilities and other bank borrowings	(59,705)	(56,216)	3,489
Income before income taxes	189,077	186,510	(2,567)
Income taxes	65,157	62,590	(2,567)
Consolidated Balance Sheets
December 31, 2013
Property, plant and equipment, net of accumulated depreciation	3,858,947	3,865,514	6,567
Accumulated depreciation	(2,191,199)	(2,192,422)	(1,223)
Other assets	519,194	512,627	(6,567)
Hawaiian Electric consolidated
Consolidated Balance Sheets
December 31, 2013
Other assets	73,993	67,426	(6,567)
The reclassifications and revisions made to prior periods’ financial statements for the three and nine months ended September 30, 2013 and as of December 31, 2013 to conform to the presentation for the three and nine months ended, and as of, September 30, 2014 did not affect previously reported net income and cash flows and were not considered material to previously filed financial statements.
Out-of period income tax benefit. In the third quarter of 2013, the Company recorded a $3.1 million (including $2.7 million related to the Utilities) out-of-period income tax benefit, resulting primarily from the reversal of deferred tax liabilities due to errors in the amount of book over tax basis differences in plant and equipment. Management concluded that this out-of-period adjustment was not material to either the current or any prior period financial statements.

2 · Segment financial information

(in thousands)	Electric utility	Bank	Other	Total
Three months ended September 30, 2014
Revenues from external customers	$803,559	$63,536	$1	$867,096
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	803,565	63,536	(5)	867,096
Income (loss) before income taxes	62,419	19,572	(7,382)	74,609
Income taxes (benefit)	23,042	6,312	(3,031)	26,323
Net income (loss)	39,377	13,260	(4,351)	48,286
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	38,879	13,260	(4,324)	47,815

Nine months ended September 30, 2014
Revenues from external customers	$2,262,038	$187,771	$(307)	$2,449,502
Intersegment revenues (eliminations)	18	—	(18)	—
Revenues	2,262,056	187,771	(325)	2,449,502
Income (loss) before income taxes	174,711	58,244	(23,110)	209,845
Income taxes (benefit)	64,686	18,769	(10,190)	73,265
Net income (loss)	110,025	39,475	(12,920)	136,580
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	108,529	39,475	(12,841)	135,163
Assets (at September 30, 2014)	5,225,162	5,442,336	2,973	10,670,471

Three months ended September 30, 2013
Revenues from external customers	$764,048	$65,058	$62	$829,168
Intersegment revenues (eliminations)	6	—	(6)	—
Revenues	764,054	65,058	56	829,168
Income (loss) before income taxes	56,573	22,808	(8,633)	70,748
Income taxes (benefit)	18,258	7,532	(3,749)	22,041
Net income (loss)	38,315	15,276	(4,884)	48,707
Preferred stock dividends of subsidiaries	498	—	(27)	471
Net income (loss) for common stock	37,817	15,276	(4,857)	48,236

Nine months ended September 30, 2013
Revenues from external customers	$2,210,002	$195,841	$124	$2,405,967
Intersegment revenues (eliminations)	18	—	(18)	—
Revenues	2,210,020	195,841	106	2,405,967
Income (loss) before income taxes	141,645	69,265	(24,400)	186,510
Income taxes (benefit)	49,210	23,915	(10,535)	62,590
Net income (loss)	92,435	45,350	(13,865)	123,920
Preferred stock dividends of subsidiaries	1,496	—	(79)	1,417
Net income (loss) for common stock	90,939	45,350	(13,786)	122,503
Assets (at December 31, 2013)	5,087,129	5,243,824	9,091	10,340,044

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

3 · Electric utility segment

Revenue taxes. The Utilities’ revenues include amounts for the recovery of various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the period the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). The Utilities included in the third quarters of 2014 and 2013 and the nine months ended September 30, 2014 and 2013 approximately $74 million, $69 million, $203 million and $198 million, respectively, of revenue taxes in "revenues" and in "taxes, other than income taxes" expense.
Recent tax developments. In September 2013, the Internal Revenue Service (IRS) issued final regulations addressing the acquisition, production and improvement of tangible property, which were effective January 1, 2014. Management does not expect the impact of these new regulations will be material to the Utilities' financial statements since specific guidance on network (i.e., transmission and distribution) assets and generation property had already been received. The IRS also recently issued guidance addressing the disposition of property and providing an election for retroactive disposition of certain property. The Company will be reviewing the impact of this guidance, but does not expect it to have a material effect on the financial statements.
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
In the second quarter of 2014, the Utilities received IRS approval for a change in the method of accounting for revenues recorded to the Utilities’ revenue balancing accounts (RBAs) (from an accrual basis to a billed basis) for income tax purposes, effective January 1, 2014. HEI has included the effects of this change in its estimated income tax payments for 2014. This change will result in improved cash flows by deferring the payment of income taxes on the RBA revenues recognized until the revenues are billed but will reduce the interest to be accrued on the RBA balance as proposed by the Consumer Advocate.

Unconsolidated variable interest entities.

HECO Capital Trust III.  HECO Capital Trust III (Trust III) was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheets as of September 30, 2014 and December 31, 2013 each consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statements for the nine months ended September 30, 2014 and 2013 each consisted of $2.5 million of interest income received from the 2004 Debentures; $2.4 million of distributions to holders of the Trust Preferred Securities; and $0.1 million of common dividends on the trust common securities to Hawaiian Electric. As long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of September 30, 2014, the Utilities had six purchase power agreements (PPAs) for firm capacity and several other PPAs with variable generation independent power producers (IPPs) and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts (kWs) or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. The PPAs with AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and Hpower comprise approximately 90% of IPP contractual firm capacity available to the Utilities. Purchases from all IPPs were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2014	2013	2014	2013
AES Hawaii	$38	$38	$107	$98
Kalaeloa	73	80	214	223
HEP	16	15	36	36
Hpower	18	17	50	44
Other IPPs	48	45	139	126
Total IPPs	$193	$195	$546	$527

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
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses Hawaiian Electric could potentially absorb is the fact that Hawaiian Electric’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although Hawaiian Electric absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of September 30, 2014, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $16 million.
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
On August 14, 2014, the Environmental Protection Agency (EPA) published in the Federal Register the final regulations required by section 316(b) of the CWA designed to protect aquatic organisms from adverse impacts associated with existing power plant cooling water intake structures. The regulations were effective October 14, 2014 and apply to the cooling water systems for the steam generating units at Hawaiian Electric’s power plants on the island of Oahu. The regulations prescribe a process, including a number of required site-specific studies, for states to develop facility-specific entrainment and impingement controls to be incorporated in the facility’s National Pollutant Discharge Elimination System permit. In the case of Hawaiian Electric's power plants, there are a number of studies that have yet to be completed before Hawaiian Electric and the Department of Health of the State of Hawaii (DOH) can determine what entrainment or impingement controls, if any, might be appropriate.
On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, Hawaiian Electric has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs and avoid the reduction in operational flexibility imposed by emissions control equipment. Hawaiian Electric requested and received a one-year extension, resulting in a MATS compliance date of April 16, 2016. Hawaiian Electric also has pending with the EPA a Petition for Reconsideration and Stay dated April 16, 2012, and a Request for Expedited Consideration dated August 14, 2013. The submittals ask the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. The Petition and Request submittals to the EPA included additional data to demonstrate that the existing standard is erroneous. Hawaiian Electric has been in contact with the EPA regarding the status of its Petition, but has not been given a time frame for an EPA decision or action.
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
Potential Clean Air Act Enforcement. On July 1, 2013, Hawaii Electric Light and Maui Electric received a letter from the U.S. Department of Justice (DOJ) asserting potential violations of the Prevention of Significant Deterioration (PSD)

and Title V requirements of the Clean Air Act involving the Hill and Kahului Power Plants. The EPA referred the matter to the DOJ for enforcement based on Hawaii Electric Light’s and Maui Electric’s responses to information requests in 2010 and 2012. The letter expresses an interest in resolving the matter without the issuance of a notice of violation. The parties had preliminary discussions in February 2014, and are continuing to negotiate toward a resolution of the DOJ’s claims. As part of the ongoing negotiations, the DOJ proposed in November 2014 entering into a consent decree pursuant to which the Utilities would install certain pollution controls and pay a penalty. The Utilities are currently reviewing the proposal, but are unable to estimate the amount or effect of a consent decree, if any, at this time.
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although Maui Electric never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils, and other subsurface contaminants. In March 2012, Maui Electric accrued an additional $3.1 million (reserve balance of $3.6 million as of September 30, 2014) for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation. Maui Electric received DOH and EPA comments on a draft site investigation plan for site characterization in the fourth quarter of 2013. Management concluded that these comments did not require a change to the reserve balance. The site investigation plan is currently being revised and the final site investigation plan will be submitted to the DOH and EPA in the fourth quarter of 2014.
Pearl Harbor sediment study. The U.S. Navy is conducting a feasibility study for the remediation of contaminated sediment in Pearl Harbor. In the course of its study, the Navy identified elevated levels of PCBs in the sediment offshore from the Waiau Power Plant. The results of the Navy’s study to date, including sampling data and possible remediation approaches, are undergoing further federal review. Hawaiian Electric is also reviewing the study to determine the scope of investigation necessary to identify the potential source of contamination and develop appropriate remedial actions.
In July 2014, the Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is responsible for cleanup of the area offshore of the Waiau Power Plant. The Navy has also requested that Hawaiian Electric reimburse the costs incurred by the Navy to date to investigate the area, and is asking Hawaiian Electric to engage in negotiations regarding the financing and undertaking of future response actions. The extent of the contamination, the appropriate remedial measures to address it, and Hawaiian Electric’s potential responsibility for any associated costs have not yet been determined.
Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of greenhouse gas (GHG) emissions (including carbon dioxide emissions from the combustion of fossil fuels) to climate change have led to action by the State and to federal legislative and regulatory proposals to reduce GHG emissions.
In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. On June 20, 2014, the Governor signed the final regulations required to implement Act 234 and the regulations went into effect on June 30, 2014. In general, the regulations will require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 16% below 2010 emission levels by 2020. The regulations will also assess affected sources an annual fee based on tons per year of GHG emissions commencing on the effective date of the regulations, estimated to be approximately $0.5 million annually for the Utilities. The DOH GHG regulations also track the federal “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule, see below) and would create new thresholds for GHG emissions from new and existing stationary source facilities.
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
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including, but not limited to, supporting DSM programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, burning renewable biodiesel in Hawaiian Electric’s Campbell Industrial Park combustion turbine No. 1 (CIP CT-1), using biodiesel for startup and shutdown of selected Maui Electric generating units, and testing biofuel blends in other Hawaiian Electric and Maui Electric generating units. The Utilities are also working with the State of Hawaii and other entities to pursue the use of liquefied natural gas as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used. Management is unable to evaluate the ultimate impact on the Utilities’ operations of eventual comprehensive GHG regulation. However, management believes that the various initiatives it is undertaking will provide a sound basis for managing the Utilities’ carbon footprint and meeting GHG reduction goals that will ultimately emerge.
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
Hawaiian Electric has recorded estimated AROs related to removing retired generating units at its Honolulu and Waiau power plants. These removal projects are ongoing, with significant activity and expenditures occurring in 2014. Both removal projects are expected to continue through 2015.

Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

	Nine months ended September 30
(in thousands)	2014	2013
Balance, beginning of period	$43,106	$48,431
Accretion expense	816	833
Liabilities incurred	—	—
Liabilities settled	(11,338)	(1,165)
Revisions in estimated cash flows	—	(916)
Balance, end of period	$32,584	$47,183
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by Hawaiian Electric on March 1, 2011, by Hawaii Electric Light on April 9, 2012 and by Maui Electric on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual revenue adjustments for certain other operation and maintenance (O&M) expenses and rate base changes. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a revenue adjustment mechanism (RAM) and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the return on average common equity (ROACE) allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments. The implementation of decoupling has resulted in an improvement in the Utilities’ under-earning situation that has existed over the last several years.
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
Oral arguments on Schedule A issues were held in January 2014. On February 7, 2014, the PUC issued a decision and order (D&O) on the Schedule A issues, which made certain modifications to the decoupling mechanism. Specifically, the D&O requires:

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
On September 15, 2014, the Utilities and other parties filed their respective reply statements of position for the Schedule B issues in this proceeding. Specifically, the Utilities concluded that (1) the existing RAM provision can be modified to address PUC concerns regarding the review of baseline capital projects, and to provide more incentives for the Utilities to control capital expenditure costs while aggressively moving forward with their plans, (2) if the RAM is to be replaced, the Utilities can support transition to a new appropriately designed incentive-based regulatory (IBR) model, (3) developing an IBR mechanism and process consistent with the objectives in the Utilities’ approved plans will also take reasonable time; thus, it would be more reasonable to target 2017 to begin implementation of any new IBR mechanism and decoupling should be retained in the meantime and (4) the Utilities would support the development of performance metrics to be implemented as part of a new IBR mechanism.
The Utilities and other parties participated in panel hearings on Schedule B issues in late October 2014.
Management cannot predict the outcome of the proceedings or the ultimate impact of the proceedings on the results of operation of the Utilities.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively address certain key policy, resource planning and operational issues for the Utilities. The four orders are as follows:
Integrated Resource Planning. The PUC did not accept the Utilities’ Integrated Resource Plan and Action Plans submission, and, in lieu of an approved plan, has commenced other initiatives to enable resource planning. The PUC also terminated the Utilities' integrated resource planning (IRP) cycle, including the filing of a mid-cycle evaluation report, and formally concluded the IRP advisory group. The PUC directed each of Hawaiian Electric and Maui Electric to file within 120 days its respective Power Supply Improvement Plans (PSIPs), and the PSIPs were filed in August 2014. The PUC also provided its inclinations on the future of Hawaii’s electric utilities in an exhibit to the order. The exhibit provides the PUC’s perspectives on the vision, business strategies and regulatory policy changes required to align the Utilities' business model with customers’ interests and the state’s public policy goals.
Reliability Standards Working Group. The PUC ordered the Utilities (and in some cases the Kauai Island Utility Cooperative (KIUC)) to take timely actions intended to lower energy costs, improve system reliability and address emerging challenges to integrate additional renewable energy. In addition to the PSIPs mentioned above, the PUC ordered certain filing requirements which include the following:

•	Distributed Generation Interconnection Plan to be filed within 120 days. The Utilities’ Plan was filed in August 2014.

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

•
Proposal to implement an integrated interconnection queue for each distribution circuit for each island grid to be filed within 120 days. The Utilities’ integrated interconnection queue plan was filed in August 2014.

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
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop within 90 days an integrated Demand Response Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014. In August 2014, the PUC invited public comment on the Utilities’ Plan. The Utilities submitted a status update in October 2014.
Maui Electric Company 2012 Test Year Rate Case. The PUC acknowledged the extensive analyses provided by Maui Electric in its System Improvement and Curtailment Reduction Plan filed in September 2013. The PUC stated that it is encouraged by the changes in Maui Electric’s operations that have led to a significant reduction in the curtailment of renewables, but stated that Maui Electric has not set forth a clearly defined path that addresses integration and curtailment of additional renewables. The PUC directed Maui Electric to present a PSIP within 120 days to address present and future system operations so as to not only reduce curtailment, but to optimize the operation of its system for its customers’ benefit. The Maui Electric PSIP was filed in August 2014, and will be reviewed by the PUC in a new docket along with the Hawaiian Electric and Hawaii Electric Light PSIPs.
Review of PSIPs. Collectively, the PUC's April 2014 resource planning orders confirm the energy policy and operational priorities that will guide the Utilities' strategies and plans going forward.
PSIPs for Hawaiian Electric, Maui Electric and Hawaii Electric Light (updating its Power Supply Plan filed in April 2014) were filed in August 2014. The PSIPs each include a tactical plan to transform how electric utility services will be offered to meet customer needs and produce higher levels of renewable energy. Each plan contains a diversified mix of technologies, including significant distributed and utility‑scale renewable resources, that is expected to result, on a consolidated basis, in over 65% of the Utilities’ energy being produced from renewable resources by 2030. Under these plans, the Utilities will support sustainable growth of rooftop solar, expand use of energy storage systems, empower customers by developing smart grids, offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs), switch from high-priced oil to lower cost liquefied natural gas, retire higher-cost, less efficient existing oil-based steam generators, and lower full service residential customer bills in real dollars.
The PSIPs will be reviewed by the PUC in a new docket, and a number of parties have moved to intervene in the proceeding. In September 2014, the PUC invited the public to comment on the PSIPs. In October 2014, the Utilities filed responses to information requests on the PSIPs from the PUC.

Management cannot predict the outcome of the proceedings to review the Plans submitted in response to the PUC’s April 2014 resource planning orders, or the ultimate impact of the proceedings on the results of operations of the Utilities.
Liquefied natural gas. In August 2014, Hawaiian Electric entered into a 15-year agreement with Fortis BC Energy Inc. (Fortis) for liquefaction capacity for liquefied natural gas (LNG) under tariffed rates approved by the British Columbia Utilities Commission. The agreement, which is subject to Hawaii PUC approval, other regulatory approvals and permits, and other conditions precedent before it becomes effective, provides for LNG liquefaction capacity purchases of 800,000 tonnes per year for the first five years, 700,000 tonnes per year for the next five years, and 600,000 tonnes per year for the last five years. Fortis must also obtain regulatory and other approvals for the agreement to become effective. The Fortis agreement is assignable and can be assigned to the selected bidder in the Utilities’ request for proposal (RFP) for the supply of containerized LNG and will help ensure that liquefaction capacity is available at pricing that management believes will lower customer bills.
Fuel oil contracts. On August 27, 2014, Chevron Products Company, a division of Chevron U.S.A. Inc. (Chevron), and Hawaiian Electric entered into a first amendment (Amendment) to the Low Sulfur Fuel Oil Supply (LSFO) Contract, which terminates on December 31, 2016 and may automatically renew for annual terms thereafter unless earlier terminated by either party. The Amendment reduces the price of fuel above certain volumes, allows for increases in the volume of fuel, and modifies the specification of certain petroleum products supplied under the contract. In addition, Chevron agreed to supply a blend of LSFO and ultra-low sulfur diesel as soon as January 2016 (for supply through the end of the contract term, December 31, 2016) to help Hawaiian Electric meet more stringent EPA air emission requirements known as Mercury and Air Toxics Standards. The Amendment is subject to approval of the PUC, and can be terminated if approval is not received by April 15, 2015.
On August 27, 2014, Chevron and the Utilities entered into a third amendment to the Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract, which amendment extended the term of the contract through December 31, 2016 and may automatically renew for an annual term thereafter unless earlier terminated by either party.
On August 28, 2014, Hawaiian Electric provided notice to Hawaiian Independent Energy LLC (HIE) that it will not renew the LSFO contract that was assigned to HIE from Tesoro Hawaii Corporation. The term of the contract is through December 31, 2014, and renews automatically unless terminated by either party.

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

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$579,777	111,154	112,656	—	(22)	$803,565
Expenses
Fuel oil	229,068	29,555	50,809	—	—	309,432
Purchased power	142,121	34,166	16,595	—	—	192,882
Other operation and maintenance	71,584	19,837	16,892	—	—	108,313
Depreciation	27,302	8,975	5,317	—	—	41,594
Taxes, other than income taxes	54,412	10,607	10,169	—	—	75,188
Total expenses	524,487	103,140	99,782	—	—	727,409
Operating income	55,290	8,014	12,874	—	(22)	76,156
Allowance for equity funds used during construction	1,668	142	127	—	—	1,937
Equity in earnings of subsidiaries	9,800	—	—	—	(9,800)	—
Interest expense and other charges, net	(11,196)	(2,811)	(2,429)	—	22	(16,414)
Allowance for borrowed funds used during construction	634	54	52	—	—	740
Income before income taxes	56,196	5,399	10,624	—	(9,800)	62,419
Income taxes	17,047	1,965	4,030	—	—	23,042
Net income	39,149	3,434	6,594	—	(9,800)	39,377
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income attributable to Hawaiian Electric	39,149	3,301	6,499	—	(9,800)	39,149
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income for common stock	$38,879	3,301	6,499	—	(9,800)	$38,879
Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Three months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$38,879	3,301	6,499	—	(9,800)	$38,879
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	2,552	317	272	—	(589)	2,552
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(2,542)	(319)	(272)	—	591	(2,542)
Other comprehensive income (loss), net of taxes	10	(2)	—	—	2	10
Comprehensive income attributable to common shareholder	$38,889	3,299	6,499	—	(9,798)	$38,889

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Three months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$547,434	107,957	108,699	—	(36)	$764,054
Expenses
Fuel oil	206,478	27,615	49,267	—	—	283,360
Purchased power	143,280	34,480	17,101	—	—	194,861
Other operation and maintenance	71,498	16,793	16,221	1	—	104,513
Depreciation	25,442	8,547	5,006	—	—	38,995
Taxes, other than income taxes	51,781	10,457	10,234	—	—	72,472
Total expenses	498,479	97,892	97,829	1	—	694,201
Operating income (loss)	48,955	10,065	10,870	(1)	(36)	69,853
Allowance for equity funds used during construction	914	222	119	—	—	1,255
Equity in earnings of subsidiaries	10,794	—	—	—	(10,794)	—
Interest expense and other charges, net	(9,883)	(2,920)	(2,266)	—	36	(15,033)
Allowance for borrowed funds used during construction	358	91	49	—	—	498
Income (loss) before income taxes	51,138	7,458	8,772	(1)	(10,794)	56,573
Income taxes	13,051	1,881	3,326	—	—	18,258
Net income (loss)	38,087	5,577	5,446	(1)	(10,794)	38,315
Preferred stock dividends of subsidiaries	—	133	95	—	—	228
Net income (loss) attributable to Hawaiian Electric	38,087	5,444	5,351	(1)	(10,794)	38,087
Preferred stock dividends of Hawaiian Electric	270	—	—	—	—	270
Net income (loss) for common stock	$37,817	5,444	5,351	(1)	(10,794)	$37,817

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Three months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$37,817	5,444	5,351	(1)	(10,794)	$37,817
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	5,173	720	639	—	(1,359)	5,173
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(5,156)	(721)	(639)	—	1,360	(5,156)
Other comprehensive income (loss), net of taxes	17	(1)	—	—	1	17
Comprehensive income (loss) attributable to common shareholder	$37,834	5,443	5,351	(1)	(10,793)	$37,834

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Nine months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,623,223	319,629	319,265	—	(61)	$2,262,056
Expenses
Fuel oil	628,164	92,234	145,591	—	—	865,989
Purchased power	406,895	91,827	47,399	—	—	546,121
Other operation and maintenance	199,091	48,701	47,691	—	—	295,483
Depreciation	81,903	26,926	15,961	—	—	124,790
Taxes, other than income taxes	152,545	30,127	30,111	—	—	212,783
Total expenses	1,468,598	289,815	286,753	—	—	2,045,166
Operating income	154,625	29,814	32,512	—	(61)	216,890
Allowance for equity funds used during construction	4,557	328	48	—	—	4,933
Equity in earnings of subsidiaries	28,576	—	—	—	(28,576)	—
Interest expense and other charges, net	(33,236)	(8,411)	(7,403)	—	61	(48,989)
Allowance for borrowed funds used during construction	1,728	126	23	—	—	1,877
Income before income taxes	156,250	21,857	25,180	—	(28,576)	174,711
Income taxes	46,911	8,149	9,626	—	—	64,686
Net income	109,339	13,708	15,554	—	(28,576)	110,025
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income attributable to Hawaiian Electric	109,339	13,308	15,268	—	(28,576)	109,339
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income for common stock	$108,529	13,308	15,268	—	(28,576)	$108,529

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (unaudited)
Nine months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income for common stock	$108,529	13,308	15,268	—	(28,576)	$108,529
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	7,659	953	817	—	(1,770)	7,659
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(7,627)	(955)	(817)	—	1,772	(7,627)
Other comprehensive income (loss), net of taxes	32	(2)	—	—	2	32
Comprehensive income attributable to common shareholder	$108,561	13,306	15,268	—	(28,574)	$108,561

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Income (unaudited)
Nine months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Revenues	$1,576,068	320,330	313,725	—	(103)	$2,210,020
Expenses
Fuel oil	631,824	94,120	151,794	—	—	877,738
Purchased power	389,706	93,880	43,083	—	—	526,669
Other operation and maintenance	212,474	46,158	42,089	2	—	300,723
Depreciation	75,150	25,641	15,074	—	—	115,865
Taxes, other than income taxes	149,282	30,113	29,681	—	—	209,076
Total expenses	1,458,436	289,912	281,721	2	—	2,030,071
Operating income (loss)	117,632	30,418	32,004	(2)	(103)	179,949
Allowance for equity funds used during construction	3,144	552	334	—	—	4,030
Equity in earnings of subsidiaries	30,446	—	—	—	(30,446)	—
Interest expense and other charges, net	(28,723)	(8,566)	(6,774)	—	103	(43,960)
Allowance for borrowed funds used during construction	1,268	226	132	—	—	1,626
Income (loss) before income taxes	123,767	22,630	25,696	(2)	(30,446)	141,645
Income taxes	32,018	7,486	9,706	—	—	49,210
Net income (loss)	91,749	15,144	15,990	(2)	(30,446)	92,435
Preferred stock dividends of subsidiaries	—	400	286	—	—	686
Net income (loss) attributable to Hawaiian Electric	91,749	14,744	15,704	(2)	(30,446)	91,749
Preferred stock dividends of Hawaiian Electric	810	—	—	—	—	810
Net income (loss) for common stock	$90,939	14,744	15,704	(2)	(30,446)	$90,939

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Comprehensive Income (Loss) (unaudited)
Nine months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Net income (loss) for common stock	$90,939	14,744	15,704	(2)	(30,446)	$90,939
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	15,520	2,160	1,918	—	(4,078)	15,520
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	(15,468)	(2,162)	(1,918)	—	4,080	(15,468)
Other comprehensive income (loss), net of taxes	52	(2)	—	—	2	52
Comprehensive income (loss) attributable to common shareholder	$90,991	14,742	15,704	(2)	(30,444)	$90,991

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,816	5,464	3,064	—	—	$52,344
Plant and equipment	3,700,063	1,165,542	1,036,792	—	—	5,902,397
Less accumulated depreciation	(1,245,695)	(472,044)	(449,806)	—	—	(2,167,545)
Construction in progress	149,115	13,267	16,808	—	—	179,190
Utility property, plant and equipment, net	2,647,299	712,229	606,858	—	—	3,966,386
Nonutility property, plant and equipment, less accumulated depreciation	4,948	82	1,531	—	—	6,561
Total property, plant and equipment, net	2,652,247	712,311	608,389	—	—	3,972,947
Investment in wholly owned subsidiaries, at equity	532,766	—	—	—	(532,766)	—
Current assets
Cash and cash equivalents	14,856	809	2,621	101	—	18,387
Advances to affiliates	11,800	—	—	—	(11,800)	—
Customer accounts receivable, net	132,809	31,023	25,901	—	—	189,733
Accrued unbilled revenues, net	108,306	16,474	18,373	—	—	143,153
Other accounts receivable, net	22,386	6,044	3,070	—	(11,992)	19,508
Fuel oil stock, at average cost	88,285	13,959	16,059	—	—	118,303
Materials and supplies, at average cost	36,502	7,870	16,267	—	—	60,639
Prepayments and other	32,033	6,112	12,358	—	(233)	50,270
Regulatory assets	44,736	4,855	5,109	—	—	54,700
Total current assets	491,713	87,146	99,758	101	(24,025)	654,693
Other long-term assets
Regulatory assets	395,343	66,004	59,665	—	—	521,012
Unamortized debt expense	5,830	1,485	1,304	—	—	8,619
Other	42,203	11,889	13,799	—	—	67,891
Total other long-term assets	443,376	79,378	74,768	—	—	597,522
Total assets	$4,120,102	878,835	782,915	101	(556,791)	$5,225,162
Capitalization and liabilities
Capitalization
Common stock equity	$1,635,751	279,388	253,277	101	(532,766)	$1,635,751
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,546	190,000	186,000	—	—	1,206,546
Total capitalization	2,488,590	476,388	444,277	101	(532,766)	2,876,590
Current liabilities
Current portion of long-term debt	—	11,400	—	—	—	11,400
Short-term borrowings from non-affiliates	84,987	—	—	—	—	84,987
Short-term borrowings from affiliate	—	1,000	10,800	—	(11,800)	—
Accounts payable	107,108	27,077	17,793	—	—	151,978
Interest and preferred dividends payable	16,700	3,772	3,936	—	(7)	24,401
Taxes accrued	165,787	35,837	35,090	—	(233)	236,481
Regulatory liabilities	289	—	239	—	—	528
Other	46,727	10,596	17,062	—	(11,985)	62,400
Total current liabilities	421,598	89,682	84,920	—	(24,025)	572,175
Deferred credits and other liabilities
Deferred income taxes	404,144	84,905	76,450	—	—	565,499
Regulatory liabilities	244,830	79,389	32,343	—	—	356,562
Unamortized tax credits	49,609	14,914	14,745	—	—	79,268
Defined benefit pension and other postretirement benefit plans liability	192,246	26,435	29,657		—	248,338
Other	51,790	13,347	12,782	—	—	77,919
Total deferred credits and other liabilities	942,619	218,990	165,977	—	—	1,327,586
Contributions in aid of construction	267,295	93,775	87,741	—	—	448,811
Total capitalization and liabilities	$4,120,102	878,835	782,915	101	(556,791)	$5,225,162

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Balance Sheet (unaudited)
December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consoli- dating adjustments	Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,407	5,460	3,016	—	—	$51,883
Plant and equipment	3,558,569	1,136,923	1,006,383	—	—	5,701,875
Less accumulated depreciation	(1,222,129)	(453,721)	(435,379)	—	—	(2,111,229)
Construction in progress	124,494	7,709	11,030	—	—	143,233
Utility property, plant and equipment, net	2,504,341	696,371	585,050	—	—	3,785,762
Nonutility property, plant and equipment, less accumulated depreciation	4,953	82	1,532	—	—	6,567
Total property, plant and equipment, net	2,509,294	696,453	586,582	—	—	3,792,329
Investment in wholly owned subsidiaries, at equity	523,674	—	—	—	(523,674)	—
Current assets
Cash and cash equivalents	61,245	1,326	153	101	—	62,825
Advances to affiliates	6,839	1,000	—	—	(7,839)	—
Customer accounts receivable, net	121,282	28,088	26,078	—	—	175,448
Accrued unbilled revenues, net	107,752	17,100	19,272	—	—	144,124
Other accounts receivable, net	16,373	4,265	2,451	—	(9,027)	14,062
Fuel oil stock, at average cost	99,613	14,178	20,296	—	—	134,087
Materials and supplies, at average cost	37,377	6,883	14,784	—	—	59,044
Prepayments and other	29,798	8,334	16,140	—	(1,415)	52,857
Regulatory assets	54,979	6,931	7,828	—	—	69,738
Total current assets	535,258	88,105	107,002	101	(18,281)	712,185
Other long-term assets
Regulatory assets	381,346	64,552	60,288	—	—	506,186
Unamortized debt expense	6,051	1,580	1,372	—	—	9,003
Other	42,163	11,270	13,993	—	—	67,426
Total other long-term assets	429,560	77,402	75,653	—	—	582,615
Total assets	$3,997,786	861,960	769,237	101	(541,955)	$5,087,129
Capitalization and liabilities
Capitalization
Common stock equity	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Cumulative preferred stock—not subject to mandatory redemption	22,293	7,000	5,000	—	—	34,293
Long-term debt, net	830,547	189,998	186,000	—	—	1,206,545
Total capitalization	2,446,404	471,800	439,771	101	(523,674)	2,834,402
Current liabilities
Current portion of long-term debt	—	11,400	—	—	—	11,400
Short-term borrowings from affiliate	1,000	—	6,839	—	(7,839)	—
Accounts payable	145,062	24,383	20,114	—	—	189,559
Interest and preferred dividends payable	15,190	3,885	2,585	—	(8)	21,652
Taxes accrued	175,790	37,899	37,171	—	(1,415)	249,445
Regulatory liabilities	1,705	—	211	—	—	1,916
Other	48,443	9,033	15,424	—	(9,019)	63,881
Total current liabilities	387,190	86,600	82,344	—	(18,281)	537,853
Deferred credits and other liabilities
Deferred income taxes	359,621	79,947	67,593	—	—	507,161
Regulatory liabilities	235,786	76,475	35,122	—	—	347,383
Unamortized tax credits	44,931	14,245	14,363	—	—	73,539
Defined benefit pension and other postretirement benefit plans liability	202,396	28,427	31,339	—	—	262,162
Other	63,374	14,703	13,658	—	—	91,735
Total deferred credits and other liabilities	906,108	213,797	162,075	—	—	1,281,980
Contributions in aid of construction	258,084	89,763	85,047	—	—	432,894
Total capitalization and liabilities	$3,997,786	861,960	769,237	101	(541,955)	$5,087,129

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Nine months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	108,529	13,308	15,268	—	(28,576)	108,529
Other comprehensive income (loss), net of taxes	32	(2)	—	—	2	32
Common stock dividends	(66,369)	(8,720)	(10,762)	—	19,482	(66,369)
Common stock issuance expenses	(5)	—	—	—	—	(5)
Balance, September 30, 2014	$1,635,751	279,388	253,277	101	(532,766)	$1,635,751

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Changes in Common Stock Equity (unaudited)
Nine months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2012	$1,472,136	268,908	228,927	104	(497,939)	$1,472,136
Net income (loss) for common stock	90,939	14,744	15,704	(2)	(30,446)	90,939
Other comprehensive income (loss), net of taxes	52	(2)	—	—	2	52
Common stock dividends	(61,183)	(10,790)	(10,513)	—	21,303	(61,183)
Balance, September 30, 2013	$1,501,944	272,860	234,118	102	(507,080)	$1,501,944

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Nine months ended September 30, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$109,339	13,708	15,554	—	(28,576)	$110,025
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(28,651)	—	—	—	28,576	(75)
Common stock dividends received from subsidiaries	19,557	—	—	—	(19,482)	75
Depreciation of property, plant and equipment	81,903	26,926	15,961	—	—	124,790
Other amortization	765	1,950	1,947	—	—	4,662
Increase in deferred income taxes	52,274	5,146	9,972	—	—	67,392
Change in tax credits, net	4,725	687	404	—	—	5,816
Allowance for equity funds used during construction	(4,557)	(328)	(48)	—	—	(4,933)
Change in cash overdraft	—	—	(1,038)	—	—	(1,038)
Changes in assets and liabilities:
Increase in accounts receivable	(17,540)	(4,714)	(442)	—	2,965	(19,731)
Decrease (increase) in accrued unbilled revenues	(554)	626	899	—	—	971
Decrease in fuel oil stock	11,328	219	4,237	—	—	15,784
Decrease (increase) in materials and supplies	875	(987)	(1,483)	—	—	(1,595)
Decrease (increase) in regulatory assets	(15,159)	(2,594)	222	—	—	(17,531)
Decrease in accounts payable	(70,916)	(1,807)	(5,170)	—	—	(77,893)
Change in prepaid and accrued income and utility revenue taxes	(18,131)	(1,310)	1,366	—	—	(18,075)
Decrease in defined benefit pension and other postretirement benefit plans liability	(422)	—	(326)	—	—	(748)
Change in other assets and liabilities	(31,754)	(3,886)	(3,024)	—	(2,965)	(41,629)
Net cash provided by operating activities	93,082	33,636	39,031	—	(19,482)	146,267
Cash flows from investing activities
Capital expenditures	(163,333)	(33,212)	(32,560)	—	—	(229,105)
Contributions in aid of construction	12,352	6,229	3,159	—	—	21,740
Advances from (to) affiliates	(4,961)	1,000	—	—	3,961	—
Net cash used in investing activities	(155,942)	(25,983)	(29,401)	—	3,961	(207,365)
Cash flows from financing activities
Common stock dividends	(66,369)	(8,720)	(10,762)	—	19,482	(66,369)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	83,987	1,000	3,961	—	(3,961)	84,987
Other	(337)	(50)	(75)	—	—	(462)
Net cash provided by (used in) financing activities	16,471	(8,170)	(7,162)	—	15,521	16,660
Net increase (decrease) in cash and cash equivalents	(46,389)	(517)	2,468	—	—	(44,438)
Cash and cash equivalents, beginning of period	61,245	1,326	153	101	—	62,825
Cash and cash equivalents, end of period	$14,856	809	2,621	101	—	$18,387

Hawaiian Electric Company, Inc. and Subsidiaries
Consolidating Statement of Cash Flows (unaudited)
Nine months ended September 30, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Cash flows from operating activities
Net income (loss)	$91,749	15,144	15,990	(2)	(30,446)	$92,435
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(30,522)	—	—	—	30,446	(76)
Common stock dividends received from subsidiaries	21,379	—	—	—	(21,303)	76
Depreciation of property, plant and equipment	75,150	25,641	15,074	—	—	115,865
Other amortization	(228)	1,075	1,623	—	—	2,470
Increase in deferred income taxes	31,361	7,165	9,488	—	—	48,014
Change in tax credits, net	3,773	119	618	—	—	4,510
Allowance for equity funds used during construction	(3,144)	(552)	(334)	—	—	(4,030)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	37,894	(2,552)	3,999	—	2,736	42,077
Decrease (increase) in accrued unbilled revenues	(4,381)	(1,727)	505	—	—	(5,603)
Decrease in fuel oil stock	17,945	870	5,517	—	—	24,332
Increase in materials and supplies	(5,392)	(1,706)	(1,251)	—	—	(8,349)
Increase in regulatory assets	(37,032)	(7,165)	(9,117)	—	—	(53,314)
Decrease in accounts payable	(10,435)	(3,343)	(9,196)	—	—	(22,974)
Change in prepaid and accrued income and utility revenue taxes	(7,122)	(3,566)	(4,728)	—	—	(15,416)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	1,744	(191)	(65)	—	—	1,488
Change in other assets and liabilities	(10,562)	(1,821)	4,924	—	(2,736)	(10,195)
Net cash provided by (used in) operating activities	172,177	27,391	33,047	(2)	(21,303)	211,310
Cash flows from investing activities
Capital expenditures	(164,423)	(35,900)	(37,546)	—	—	(237,869)
Contributions in aid of construction	15,699	6,160	1,774	—	—	23,633
Other	623	(196)	—	—		427
Advances from (to) affiliates	(13,600)	11,050	—	—	2,550	—
Net cash used in investing activities	(161,701)	(18,886)	(35,772)	—	2,550	(213,809)
Cash flows from financing activities
Common stock dividends	(61,183)	(10,790)	(10,513)	—	21,303	(61,183)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(810)	(400)	(286)	—	—	(1,496)
Net increase in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	62,196	—	13,600	—	(2,550)	73,246
Other	(38)	(2)	(2)	—	—	(42)
Net cash provided by (used in) financing activities	165	(11,192)	2,799	—	18,753	10,525
Net decrease in cash and cash equivalents	10,641	(2,687)	74	(2)	—	8,026
Cash and cash equivalents, beginning of period	8,265	5,441	3,349	104	—	17,159
Cash and cash equivalents, end of period	$18,906	2,754	3,423	102	—	$25,185

4 · Bank segment
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013
Interest and dividend income
Interest and fees on loans	$45,532	$43,337	$133,065	$129,564
Interest and dividends on investment and mortgage-related securities	2,773	3,025	8,758	9,723
Total interest and dividend income	48,305	46,362	141,823	139,287
Interest expense
Interest on deposit liabilities	1,312	1,262	3,774	3,870
Interest on other borrowings	1,438	1,206	4,263	3,548
Total interest expense	2,750	2,468	8,037	7,418
Net interest income	45,555	43,894	133,786	131,869
Provision for loan losses	1,550	54	3,566	953
Net interest income after provision for loan losses	44,005	43,840	130,220	130,916
Noninterest income
Fees from other financial services	5,642	5,728	15,987	21,367
Fee income on deposit liabilities	5,109	4,819	14,175	13,566
Fee income on other financial products	1,971	2,714	6,325	6,288
Mortgage banking income	875	1,547	1,749	6,896
Gain on sale of securities	—	—	2,847	1,226
Other income, net	1,634	3,888	4,865	7,211
Total noninterest income	15,231	18,696	45,948	56,554
Noninterest expense
Compensation and employee benefits	19,892	20,564	60,050	60,715
Occupancy	4,517	4,208	12,959	12,550
Data processing	2,684	2,168	8,715	7,982
Services	2,580	2,424	7,708	6,855
Equipment	1,672	1,825	4,926	5,469
Office supplies, printing and postage	1,415	907	4,487	2,806
Marketing	948	692	2,690	2,054
Communication	412	479	1,363	1,374
Other expense	5,544	6,461	15,026	18,400
Total noninterest expense	39,664	39,728	117,924	118,205
Income before income taxes	19,572	22,808	58,244	69,265
Income taxes	6,312	7,532	18,769	23,915
Net income	$13,260	$15,276	$39,475	$45,350
American Savings Bank, F.S.B.
Statements of Comprehensive Income Data

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013
Net income	$13,260	$15,276	$39,475	$45,350
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on securities:
Net unrealized gains (losses) on securities arising during the period, net of (taxes) tax benefits of $1,094, $1,049, ($2,249) and $7,081 for the respective periods	(1,657)	(1,589)	3,406	(10,724)
Less: reclassification adjustment for net realized gains included in net income, net of taxes of nil, nil, $1,132 and $488 for the respective periods	—	—	(1,715)	(738)
Retirement benefit plans:
Less: amortization of prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $138, $278, $424 and $2,010 for the respective periods	208	420	642	3,043
Other comprehensive income (loss), net of taxes	(1,449)	(1,169)	2,333	(8,419)
Comprehensive income	$11,811	$14,107	$41,808	$36,931

American Savings Bank, F.S.B.
Balance Sheets Data

(in thousands)	September 30, 2014		December 31, 2013
Assets
Cash and due from banks		$98,879		$108,998
Interest-bearing deposits		74,654		47,605
Available-for-sale investment and mortgage-related securities		531,603		529,007
Investment in stock of Federal Home Loan Bank of Seattle		75,063		92,546
Loans receivable held for investment		4,335,421		4,150,229
Allowance for loan losses		(43,461)		(40,116)
Loans receivable held for investment, net		4,291,960		4,110,113
Loans held for sale, at lower of cost or fair value		2,328		5,302
Other		285,659		268,063
Goodwill		82,190		82,190
Total assets		$5,442,336		$5,243,824

Liabilities and shareholder’s equity
Deposit liabilities—noninterest-bearing		$1,298,726		$1,214,418
Deposit liabilities—interest-bearing		3,235,071		3,158,059
Other borrowings		263,204		244,514
Other		107,814		105,679
Total liabilities		4,904,815		4,722,670
Commitments and contingencies (see “Litigation” section)
Common stock		1		1
Additional paid in capital		337,862		336,053
Retained earnings		209,522		197,297
Accumulated other comprehensive loss, net of tax benefits
Net unrealized losses on securities	$(1,972)		$(3,663)
Retirement benefit plans	(7,892)	(9,864)	(8,534)	(12,197)
Total shareholder’s equity		537,521		521,154
Total liabilities and shareholder’s equity		$5,442,336		$5,243,824

Other assets
Bank-owned life insurance		$133,066		$129,963
Premises and equipment, net		70,105		67,766
Prepaid expenses		3,941		3,616
Accrued interest receivable		13,436		13,133
Mortgage-servicing rights		11,524		11,687
Low-income housing equity investments		22,825		14,543
Real estate acquired in settlement of loans, net		580		1,205
Other		30,182		26,150
		$285,659		$268,063
Other liabilities
Accrued expenses		$24,733		$19,989
Federal and state income taxes payable		35,096		37,807
Cashier’s checks		23,754		21,110
Advance payments by borrowers		5,013		9,647
Other		19,218		17,126
		$107,814		$105,679

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
Other borrowings consisted of securities sold under agreements to repurchase and advances from the Federal Home Loan Bank (FHLB) of Seattle of $153 million and $110 million, respectively, as of September 30, 2014 and $145 million and $100 million, respectively, as of December 31, 2013.
Investment and mortgage-related securities portfolio.
Available-for-sale securities.  The book value (amortized cost), gross unrealized gains and losses, estimated fair value and gross unrealized losses (fair value and amount by duration of time in which positions have been held in a continuous loss position) for securities held in ASB’s “available-for-sale” portfolio by major security type were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Gross unrealized losses
					Less than 12 months		12 months or longer
(in thousands)					Fair value	Amount	Fair value	Amount
September 30, 2014
U.S. Treasury and federal agency obligations	$107,072	$631	$(1,407)	$106,296	$29,628	$(137)	$29,168	$(1,270)
Mortgage-related securities- FNMA, FHLMC and GNMA	427,804	5,327	(7,824)	425,307	89,402	(910)	148,544	(6,914)
Municipal bonds	—	—	—	—	—	—	—	—
	$534,876	$5,958	$(9,231)	$531,603	$119,030	$(1,047)	$177,712	$(8,184)
December 31, 2013
Federal agency obligations	$83,193	$174	$(2,394)	$80,973	$70,799	$(2,394)	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	374,993	4,911	(10,460)	369,444	228,543	(8,819)	19,655	(1,641)
Municipal bonds	76,904	1,826	(140)	78,590	14,478	(140)	—	—
	$535,090	$6,911	$(12,994)	$529,007	$313,820	$(11,353)	$19,655	$(1,641)
The unrealized losses on ASB’s investments in mortgage-related securities and obligations issued by federal agencies were caused by interest rate movements. Because ASB does not intend to sell the securities and has determined it is more likely than not that it will not be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, ASB did not consider these investments to be other-than-temporarily impaired at September 30, 2014.
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

September 30, 2014	Amortized cost	Fair value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	44,498	44,419
Due after five years through ten years	37,332	37,641
Due after ten years	25,242	24,236
	107,072	106,296
Mortgage-related securities-FNMA,FHLMC and GNMA	427,804	425,307
Total available-for-sale securities	$534,876	$531,603
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
ASB’s methodology for determining the allowance for loan losses was generally based on historic loss rates using various look-back periods. During the second quarter of 2014, ASB implemented enhancements to the loss rate calculation for estimating the allowance for loan losses that included several refinements to determining the probability of default and the loss given default for the various segments of the loan portfolio that are more statistically sound than those previously employed. The result is an estimated loss rate established for each borrower. ASB also updated its measurement of the loss emergence period in the calculation of the allowance for loan losses. The loss emergence period is broadly defined as the period that it takes, on average, for the lender to identify the specific borrower and amount of loss incurred by the bank for a loan that has suffered from a loss-causing event. In most cases, the loss emergence period was within a twelve month period; however, as credit quality and conditions improve, management has observed that the loss emergence period has extended and has incorporated this observed change in the estimate of the allowance for loan losses. Management believes these enhancements will improve the precision in estimating the allowance for loan losses. The enhancement did not have a material effect on the total allowance for loan losses or the provision for loan losses for the second quarter 2014. The enhancement did result in the full allocation of the previously unallocated portion of the allowance for loan losses.
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

The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial loans	Consumer loans	Unallocated	Total
Three months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$5,667	$7,230	$7,081	$1,837	$3,390	$26	$15,144	$1,997	$—	$42,372
Charge-offs	(632)	—	(46)	(28)	—	—	(886)	(592)	—	(2,184)
Recoveries	160	—	299	90	—	—	952	222	—	1,723
Provision	670	3	(119)	(92)	1,724	3	(1,130)	491	—	1,550
Ending balance	$5,865	$7,233	$7,215	$1,807	$5,114	$29	$14,080	$2,118	$—	$43,461
Three months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$6,357	$4,117	$5,009	$2,187	$2,305	$14	$16,307	$2,399	$2,309	$41,004
Charge-offs	(106)	—	(44)	(3)	—	—	(305)	(407)	—	(865)
Recoveries	157	—	78	282	—	—	166	176	—	859
Provision	(604)	204	12	(361)	44	2	(361)	42	1,076	54
Ending balance	$5,804	$4,321	$5,055	$2,105	$2,349	$16	$15,807	$2,210	$3,385	$41,052
Nine months ended September 30, 2014
Allowance for loan losses:
Beginning balance	$5,534	$5,059	$5,229	$1,817	$2,397	$19	$15,803	$2,367	$1,891	$40,116
Charge-offs	(992)	—	(182)	(81)	—	—	(1,256)	(1,614)	—	(4,125)
Recoveries	1,056	—	624	253	—	—	1,277	694	—	3,904
Provision	267	2,174	1,544	(182)	2,717	10	(1,744)	671	(1,891)	3,566
Ending balance	$5,865	$7,233	$7,215	$1,807	$5,114	$29	$14,080	$2,118	$—	$43,461
Ending balance: individually evaluated for impairment	$917	$4	$8	$1,171	$—	$—	$810	$5	$—	$2,915
Ending balance: collectively evaluated for impairment	$4,948	$7,229	$7,207	$636	$5,114	$29	$13,270	$2,113	$—	$40,546
Financing Receivables:
Ending balance	$2,030,337	$502,356	$808,991	$16,935	$87,461	$18,699	$770,079	$107,531	$—	$4,342,389
Ending balance: individually evaluated for impairment	$20,015	$754	$392	$8,872	$—	$—	$15,058	$16	$—	$45,107
Ending balance: collectively evaluated for impairment	$2,010,322	$501,602	$808,599	$8,063	$87,461	$18,699	$755,021	$107,515	$—	$4,297,282
Nine months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$6,068	$2,965	$4,493	$4,275	$2,023	$9	$15,931	$4,019	$2,202	$41,985
Charge-offs	(1,162)	—	(782)	(238)	—	—	(1,655)	(1,811)	—	(5,648)
Recoveries	1,382	—	334	782	—	—	778	486	—	3,762
Provision	(484)	1,356	1,010	(2,714)	326	7	753	(484)	1,183	953
Ending balance	$5,804	$4,321	$5,055	$2,105	$2,349	$16	$15,807	$2,210	$3,385	$41,052
Ending balance: individually evaluated for impairment	$944	$888	$—	$1,585	$—	$—	$2,679	$—	$—	$6,096
Ending balance: collectively evaluated for impairment	$4,860	$3,433	$5,055	$520	$2,349	$16	$13,128	$2,210	$3,385	$34,956
Financing Receivables:										0
Ending balance	$2,015,082	$405,037	$703,210	$18,400	$51,067	$10,460	$749,733	$102,400	$—	$4,055,389
Ending balance: individually evaluated for impairment	$22,123	$4,484	$960	$12,747	$—	$—	$22,777	$19	$—	$63,110
Ending balance: collectively evaluated for impairment	$1,992,959	$400,553	$702,250	$5,653	$51,067	$10,460	$726,956	$102,381	$—	$3,992,279

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
The credit risk profile by internally assigned grade for loans was as follows:

	September 30, 2014			December 31, 2013
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$444,723	$70,335	$715,284	$375,217	$52,112	$703,053
Special mention	18,199	—	8,500	33,436	—	17,634
Substandard	39,434	17,126	45,101	28,020	—	59,663
Doubtful	—	—	1,194	3,770	—	3,038
Loss	—	—	—	—	—	—
Total	$502,356	$87,461	$770,079	$440,443	$52,112	$783,388

The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded investment> 90 days and accruing
September 30, 2014
Real estate loans:
Residential 1-4 family	$6,449	$909	$14,427	$21,785	$2,008,552	$2,030,337	$—
Commercial real estate	—	—	—	—	502,356	502,356	—
Home equity line of credit	578	166	143	887	808,104	808,991	—
Residential land	260	—	525	785	16,150	16,935	525
Commercial construction	—	—	—	—	87,461	87,461	—
Residential construction	—	—	—	—	18,699	18,699	—
Commercial loans	239	34	954	1,227	768,852	770,079	—
Consumer loans	781	377	293	1,451	106,080	107,531	—
Total loans	$8,307	$1,486	$16,342	$26,135	$4,316,254	$4,342,389	$525
December 31, 2013
Real estate loans:
Residential 1-4 family	$2,728	$622	$15,411	$18,761	$1,987,246	$2,006,007	$—
Commercial real estate	—	—	3,770	3,770	436,673	440,443	—
Home equity line of credit	765	312	960	2,037	737,294	739,331	—
Residential land	184	48	2,756	2,988	13,188	16,176	—
Commercial construction	—	—	—	—	52,112	52,112	—
Residential construction	—	—	—	—	12,774	12,774	—
Commercial loans	1,668	612	3,026	5,306	778,082	783,388	—
Consumer loans	436	158	304	898	107,824	108,722	—
Total loans	$5,781	$1,752	$26,227	$33,760	$4,125,193	$4,158,953	$—

The credit risk profile based on nonaccrual loans and accruing loans 90 days or more past due was as follows:

	September 30, 2014		December 31, 2013
(in thousands)	Nonaccrual loans	Accruing loans 90 days or more past due	Nonaccrual loans	Accruing loans 90 days or more past due
Real estate loans:
Residential 1-4 family	$20,499	$—	$19,679	$—
Commercial real estate	596	—	4,439	—
Home equity line of credit	1,105	—	2,060	—
Residential land	2,798	525	3,161	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial loans	11,414	—	18,781	—
Consumer loans	502	—	401	—
Total	$36,914	$525	$48,521	$—

The total carrying amount and the total unpaid principal balance of impaired loans, with and without recorded allowance for loan losses and combined, were as follows:

	September 30, 2014			Three months ended September 30, 2014		Nine months ended September 30, 2014
(in thousands)	Recorded investment	Unpaid principal balance	Related Allowance	Average recorded investment	Interest income recognized*	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate loans:
Residential 1-4 family	$8,718	$10,398	$—	$8,519	$30	$9,077	$189
Commercial real estate	596	642	—	199	—	66	—
Home equity line of credit	208	332	—	274	—	450	4
Residential land	2,500	3,356	—	2,610	40	2,823	138
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	8,858	14,147	—	6,152	6	4,145	22
Consumer loans	—	—	—	—	—	10	—
	20,880	28,875	—	17,754	76	16,571	353
With an allowance recorded
Real estate loans:
Residential 1-4 family	11,297	11,338	917	10,232	112	8,019	303
Commercial real estate	158	158	4	3,045	455	4,049	458
Home equity line of credit	184	212	8	198	1	89	2
Residential land	6,372	6,450	1,171	6,379	81	6,685	301
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	6,200	6,637	810	10,549	207	14,249	301
Consumer loans	16	16	5	17	—	8	—
	24,227	24,811	2,915	30,420	856	33,099	1,365
Total
Real estate loans:
Residential 1-4 family	20,015	21,736	917	18,751	142	17,096	492
Commercial real estate	754	800	4	3,244	455	4,115	458
Home equity line of credit	392	544	8	472	1	539	6
Residential land	8,872	9,806	1,171	8,989	121	9,508	439
Commercial construction	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Commercial loans	15,058	20,784	810	16,701	213	18,394	323
Consumer loans	16	16	5	17	—	18	—
	$45,107	$53,686	$2,915	$48,174	$932	$49,670	$1,718

	December 31, 2013			Year ended December 31, 2013
(in thousands)	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate loans:
Residential 1-4 family	$9,708	$12,144	$—	$11,674	$386
Commercial real estate	—	—	—	802	—
Home equity line of credit	672	1,227	—	623	2
Residential land	2,622	3,612	—	6,675	482
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	3,466	4,715	—	4,837	12
Consumer loans	19	19	—	20	—
	16,487	21,717	—	24,631	882
With an allowance recorded
Real estate loans:
Residential 1-4 family	6,216	6,236	642	6,455	372
Commercial real estate	4,604	4,686	1,118	5,745	152
Home equity line of credit	—	—	—	—	—
Residential land	7,452	7,623	1,332	6,844	409
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	17,759	20,640	2,246	15,635	139
Consumer loans	—	—	—	—	—
	36,031	39,185	5,338	34,679	1,072
Total
Real estate loans:
Residential 1-4 family	15,924	18,380	642	18,129	758
Commercial real estate	4,604	4,686	1,118	6,547	152
Home equity line of credit	672	1,227	—	623	2
Residential land	10,074	11,235	1,332	13,519	891
Commercial construction	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial loans	21,225	25,355	2,246	20,472	151
Consumer loans	19	19	—	20	—
	$52,518	$60,902	$5,338	$59,310	$1,954

*	Since loan was classified as impaired.

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
Loan modifications that occurred were as follows for the indicated periods:

	Three months ended September 30, 2014			Nine months ended September 30, 2014
	Number of	Outstanding recorded investment		Number of	Outstanding recorded investment
(dollars in thousands)	contracts	Pre-modification	Post-modification	contracts	Pre-modification	Post-modification
Troubled debt restructurings
Real estate loans:
Residential 1-4 family	6	$1,800	$1,825	18	$4,915	$4,972
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	1	91	91	1	91	91
Residential land	2	256	256	18	4,304	4,304
Commercial loans	2	2,600	2,600	7	3,827	3,827
Consumer loans	—	—	—	—	—	—
	11	$4,747	$4,772	44	$13,137	$13,194

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Number of	Outstanding recorded investment		Number of	Outstanding recorded investment
(dollars in thousands)	contracts	Pre-modification	Post-modification	contracts	Pre-modification	Post-modification
Troubled debt restructurings
Real estate loans:
Residential 1-4 family	14	$2,864	$2,874	32	$8,631	$8,712
Commercial real estate	—	—	—	—	—	—
Home equity line of credit	—	—	—	4	462	215
Residential land	9	2,943	2,943	16	4,983	4,974
Commercial loans	3	2,076	2,076	6	2,790	2,790
Consumer loans	—	—	—	—	—	—
	26	$7,883	$7,893	58	$16,866	$16,691

Loans modified in TDRs that experienced a payment default of 90 days or more for the indicated periods, and for which the payment default occurred within one year of the modification, were as follows:

	Three months ended September 30, 2014		Nine months ended September 30, 2014
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	—	$—	1	$390
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	—	—
Residential land	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—
	—	$—	1	$390

	Three months ended September 30, 2013		Nine months ended September 30, 2013
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate loans:
Residential 1-4 family	—	$—	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	1	67	1	67
Residential land	—	—	—	—
Commercial loans	3	669	3	669
Consumer loans	—	—	—	—
	4	$736	4	$736
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no commitments to lend additional funds to borrowers whose loans have been designated impaired or whose terms have been modified in TDRs as of September 30, 2014.

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

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
September 30, 2014	$153	$—	$153
December 31, 2013	145	—	145

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
September 30, 2014
Financial institution	$50	$50	$—	$—
Government entities	15	15	—	—
Commercial account holders	88	88	—	—
Total	$153	$153	$—	$—

December 31, 2013
Financial institution	$51	$51	$—	$—
Commercial account holders	94	94	—	—
Total	$145	$145	$—	$—
Amortized intangible assets. The table below presents the gross carrying amount, accumulated amortization, valuation allowance and net carrying amount of ASB’s mortgage servicing assets as of September 30, 2014 and 2013:

September 30	2014				2013
(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
Mortgage servicing assets	$26,685	(15,003)	(158)	$11,524	$25,198	(13,265)	(127)	$11,806
Changes in the valuation allowance for mortgage servicing assets were as follows:

(in thousands)	2014	2013
Valuation allowance, January 1	$251	$498
Provision (recovery)	(36)	(215)
Other-than-temporary impairment	(57)	(156)
Valuation allowance, September 30	$158	$127
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
Key assumptions used in estimating the fair value of the bank’s mortgage servicing rights were as follows:

(dollars in thousands)	September 30, 2014	September 30, 2013
Unpaid principal balance	$1,380,299	$1,329,815
Weighted average note rate	4.08%	4.06%
Weighted average discount rate	9.6%	10.1%
Weighted average prepayment speed	8.1%	6.6%
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
The notional amount and fair value of ASB’s derivative financial instruments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$14,511	$215	$25,070	$464
Forward commitments	12,707	(25)	26,018	139
The following table presents ASB’s derivative financial instruments, their fair values, and balance sheet location as of September 30, 2014 and December 31, 2013:

Derivative Financial Instruments Not Designated as Hedging Instruments [1]	September 30, 2014		December 31, 2013
(dollars in thousands)	Derivative asset	Derivative liability	Derivative asset	Derivative liability
Interest rate lock commitments	$216	$1	$488	$24
Forward commitments	1	26	141	2
	$217	$27	$629	$26
1 Derivative assets are included in other assets and derivative liabilities are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income for the three and nine months ended September 30, 2014 and 2013.

Derivative Financial Instruments Not Designated as Hedging Instruments	Location of net gains (losses) recognized in the Statement of Income	Three months ended September 30		Nine months ended September 30
(dollars in thousands)		2014	2013	2014	2013
Interest rate lock commitments	Mortgage banking income	$215	$818	$(249)	$556
Forward commitments	Mortgage banking income	(25)	(1,173)	(164)	(273)
		$190	$(355)	$(413)	$283
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

5 · Retirement benefits
Defined benefit pension and other postretirement benefit plans information.  For the first nine months of 2014, the Company contributed $45 million ($44 million by the Utilities) to its pension and other postretirement benefit plans, compared to $62 million ($61 million by the Utilities) in the first nine months of 2013. The Company’s current estimate of contributions to its pension and other postretirement benefit plans in 2014 is $60 million ($59 million by the Utilities, $1 million by HEI and nil by ASB), compared to $83 million ($81 million by the Utilities, $2 million by HEI and nil by ASB) in 2013. In addition, the Company expects to pay directly $2 million ($1 million by the Utilities) of benefits in 2014, compared to $2 million ($1 million by the Utilities) paid in 2013.
On July 6, 2012, President Obama signed the Moving Ahead for Progress in the 21st Century Act (MAP-21), which included provisions related to the funding and administration of pension plans. This law does not affect the Company’s or the Utilities' accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The Company elected to apply MAP-21 for 2012, which improved the plans’ Adjusted Funding Target Attainment Percentage for funding and benefit distribution purposes and thereby reduced the 2012 minimum funding requirement and lifted the restrictions on accelerated distribution options (which restrictions were in effect from April 1, 2011 to September 30, 2012) for HEI and the Utilities. MAP-21 caused the minimum required funding under the Employee Retirement Income Security Act of 1974, as amended (ERISA) to be less than the net periodic cost for 2013 and 2014; therefore, to satisfy the requirements of the Utilities pension and OPEB tracking mechanisms, the Utilities will contribute the net periodic cost in 2014.
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
The components of net periodic benefit cost for HEI consolidated and Hawaiian Electric consolidated were as follows:

	Three months ended September 30				Nine months ended September 30
	Pension benefits		Other benefits		Pension benefits		Other benefits
(in thousands)	2014	2013	2014	2013	2014	2013	2014	2013
HEI consolidated
Service cost	$12,306	$14,097	$870	$1,077	$36,958	$42,307	$2,619	$3,229
Interest cost	18,044	16,187	2,137	1,891	54,158	48,600	6,414	5,677
Expected return on plan assets	(20,337)	(18,134)	(2,724)	(2,531)	(61,018)	(54,401)	(8,180)	(7,614)
Amortization of net prior service loss (gain)	22	(24)	(448)	(448)	66	(73)	(1,345)	(1,345)
Amortization of net actuarial loss (gain)	5,064	9,560	(2)	398	15,240	28,878	(8)	1,203
Net periodic benefit cost (credit)	15,099	21,686	(167)	387	45,404	65,311	(500)	1,150
Impact of PUC D&Os	(3,331)	(9,257)	494	(332)	(9,993)	(28,847)	1,482	(1,018)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,768	$12,429	$327	$55	$35,411	$36,464	$982	$132
Hawaiian Electric consolidated
Service cost	$11,900	$13,620	$848	$1,041	$35,698	$40,861	$2,544	$3,122
Interest cost	16,495	14,780	2,058	1,822	49,484	44,339	6,175	5,466
Expected return on plan assets	(18,167)	(16,138)	(2,684)	(2,502)	(54,496)	(48,413)	(8,054)	(7,502)
Amortization of net prior service loss (gain)	15	(116)	(451)	(451)	46	(348)	(1,353)	(1,353)
Amortization of net actuarial loss	4,616	8,649	—	387	13,845	25,948	—	1,159
Net periodic benefit cost (credit)	14,859	20,795	(229)	297	44,577	62,387	(688)	892
Impact of PUC D&Os	(3,331)	(9,257)	494	(332)	(9,993)	(28,847)	1,482	(1,018)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$11,528	$11,538	$265	$(35)	$34,584	$33,540	$794	$(126)
HEI consolidated recorded retirement benefits expense of $24 million ($23 million by the Utilities) and $24 million ($21 million by the Utilities) in the first nine months of 2014 and 2013, respectively, and charged the remaining net periodic benefit cost primarily to electric utility plant.

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
Defined contribution plans information.  For the first nine months of 2014 and 2013, the Company’s expense for its defined contribution pension plans under the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan was $3.4 million and $3.1 million, respectively, and cash contributions were $4.2 million and $3.7 million, respectively. For the first nine months of 2014 and 2013, the Utilities’ expense for its defined contribution pension plan was $0.7 million and $0.4 million, respectively, and cash contributions were $0.7 million and $0.4 million, respectively.
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
As of September 30, 2014, approximately 3.6 million shares were available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 1.1 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), there are possible future issuances of an estimated 1,000 shares upon the exercise of outstanding SARs, based on the market price of shares on September 30, 2014. As of May 11, 2010 (when the 2010 Equity and Incentive Plan became effective), no new awards may be granted under the SOIP. After the shares of common stock for the outstanding SOIP grants and awards are issued or such grants and awards expire, the remaining shares registered under the SOIP will be deregistered and delisted.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of September 30, 2014, there were 169,290 shares remaining available for future issuance under the 2011 Director Plan.
Share-based compensation expense and the related income tax benefit were as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2014	2013	2014	2013
HEI consolidated
Share-based compensation expense [1]	$2.0	$2.5	$7.2	$6.0
Income tax benefit	0.7	0.9	2.6	2.2
Hawaiian Electric consolidated
Share-based compensation expense [1]	0.6	0.8	2.2	1.9
Income tax benefit	0.2	0.3	0.9	0.7

[1]
$0.04 million and $0.03 million of this share-based compensation expense was capitalized in the third quarter of 2014 and 2013, respectively. $0.12 million and $0.09 million of this share-based compensation expense was capitalized in the nine months ended September 30, 2014 and 2013, respectively.

Stock awards. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

	Nine months ended September 30
($ in millions)	2014	2013
Shares granted	33,170	33,184
Fair value	$0.8	$0.8
Income tax benefit	0.3	0.3

The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on the grant date.
Nonqualified stock options. Since April 9, 2013, there were no nonqualified stock options (NQSOs) outstanding.
NQSO activity and statistics were as follows:

(dollars in thousands, except prices)	Three months ended September 30, 2013	Nine months ended September 30, 2013
Shares exercised	—	14,000
Weighted-average exercise price	$—	$20.49
Cash received from exercise	$—	$287
Intrinsic value of shares exercised [1]	$—	$128
Tax benefit realized for the deduction of exercises	$—	$50

1   Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.
Stock appreciation rights.  Information about HEI’s SARs was as follows:

September 30, 2014	Outstanding & Exercisable (Vested)
Year of grant	Number of shares underlying SARs	Weighted-average remaining contractual life	Weighted-average exercise price
2005	102,000	0.5	$26.18
As of December 31, 2013, the shares underlying SARs outstanding totaled 164,000, with a weighted-average exercise price of $26.12. As of September 30, 2014, all SARs outstanding were exercisable and had an aggregate intrinsic value of $38,000. In April 2014, the shares underlying SARs totaling 62,000, with a weighted-average exercise price of $26.02, expired.
Restricted shares. As of September 30, 2014 and December 31, 2013, the outstanding restricted shares totaled 4,503 with a weighted-average exercise price of $22.21. For the first nine months of 2014 and 2013, there was no activity relating to restricted shares. As of September 30, 2014, there was $21,000 of total unrecognized compensation cost related to nonvested restricted shares and restricted stock awards. The cost is expected to be recognized over a weighted-average period of 0.2 years.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	264,326	$25.74	300,313	$25.15	288,151	$25.17	315,094	$22.82
Granted	2,750	24.48	4,000	26.48	117,786	25.17	111,231	26.88
Vested	(3,500)	23.50	(2,500)	22.31	(142,361)	24.07	(116,544)	20.39
Forfeited	—	—	(11,321)	25.88	—	—	(19,289)	25.62
Outstanding, end of period	263,576	$25.76	290,492	$25.16	263,576	$25.76	290,492	$25.16
Total weighted-average grant-date fair value of shares granted ($ millions)	$0.1		$0.1		$3.0		$3.0

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
As of September 30, 2014, there was $5.1 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.6 years.
For the first nine months of 2014 and 2013, total restricted stock units that vested and related dividends had a fair value of $4.1 million and $3.6 million, respectively, and the related tax benefits were $1.3 million and $1.0 million, respectively.
Long-term incentive plan payable in stock.  The 2012-2014 long-term incentive plan (LTIP), 2013-2015 LTIP and 2014-2016 LTIP, provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals considered to be a market condition and service conditions. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The potential payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for the LTIP periods include awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the applicable three-year period. In addition, the 2012-2014 LTIP, 2013-2015 LTIP and 2014-2016 LTIP have performance goals related to levels of HEI consolidated net income, HEI consolidated return on average common equity (ROACE), Hawaiian Electric consolidated net income, Hawaiian Electric consolidated ROACE, ASB net income and ASB return on assets — all based on the applicable three-year averages, and ASB return on assets relative to performance peers.
LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	257,956	$28.45	235,064	$32.87	232,127	$32.88	239,256	$29.12
Granted (target level)	—	—	1,505	32.69	97,524	22.95	91,038	32.69
Vested (issued or unissued and cancelled)	—	—	—	—	(70,189)	35.46	(87,753)	22.45
Forfeited	—	—	(4,442)	32.40	(1,506)	28.32	(10,414)	32.72
Outstanding, end of period	257,956	$28.45	232,127	$32.88	257,956	$28.45	232,127	$32.88
Total weighted-average grant-date fair value of shares granted ($ millions)	$—		$—		$2.2		$3.0

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
 For the nine months ended September 30, 2014 and 2013, total vested LTIP awards linked to TRS and related dividends had a fair value of nil and $2.2 million, respectively, and the related tax benefits were nil and $0.9 million, respectively. For the nine months ended September 30, 2014, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2011-2013 LTIP lapsed.
As of September 30, 2014, there was $2.7 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.3 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	Shares	(1)	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, beginning of period	359,782	$26.01	304,473	$26.12	296,843	$26.14	247,175	$25.04
Granted (target level)	—	—	1,504	27.11	129,603	25.18	120,399	26.89
Vested (issued)	—	—	—	—	(65,089)	24.95	(18,280)	18.95
Cancelled	—	—	—	—	—	—	(37,346)	24.96
Forfeited	—	—	(4,881)	26.53	(1,575)	26.07	(10,852)	26.20
Outstanding, end of period	359,782	$26.01	301,096	$26.12	359,782	$26.01	301,096	$26.12
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$—		$—		$3.3		$3.2

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For the nine months ended September 30, 2014 and 2013, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.9 million and $0.6 million and the related tax benefits were $0.8 million and $0.2 million, respectively.
As of September 30, 2014, there was $4.0 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.3 years.
7 · Earnings per share and shareholders’ equity
Earnings per share.  Under the two-class method of computing earnings per share (EPS), EPS was comprised as follows for both participating securities and unrestricted common stock:

	Three months ended September 30				Nine months ended September 30
	2014		2013		2014		2013
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Distributed earnings	$0.31	$0.31	$0.31	$0.31	$0.93	$0.93	$0.93	$0.93
Undistributed earnings	0.16	0.15	0.18	0.17	0.40	0.39	0.31	0.30
	$0.47	$0.46	$0.49	$0.48	$1.33	$1.32	$1.24	$1.23
As of September 30, 2014, there were no shares that were antidilutive. As of September 30, 2013, the antidilutive effects of SARs on 164,000 shares of HEI common stock (for which the exercise prices were greater than the closing market price of HEI’s common stock on such dates), were not included in the computation of dilutive EPS.
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
The use of an equity forward transaction substantially eliminates future equity market price risk by fixing a common equity offering sales price under the then existing market conditions, while mitigating immediate share dilution resulting from the offering by postponing the actual issuance of common stock until funds are needed in accordance with the Company’s capital investment plans. Pursuant to the terms of these transactions, a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and sold them to a group of underwriters for $26.75 per share, less an underwriting discount equal to $1.00312 per share. Under the terms of the equity forward transactions, to the extent that the transactions are physically settled, HEI would be required to issue and deliver shares of HEI common stock to the forward counterparty at the then applicable forward sale price. The forward sale price was initially determined to be $25.74688 per share at the time the equity forward transactions were entered into, and the amount of cash to be received by HEI upon physical settlement of the equity forward is subject to certain adjustments in accordance with the terms of the equity forward transactions. Initially, the equity forward transactions had to be settled fully by March 25, 2015, but an amendment extended this date to December 31, 2015. Except in specified circumstances or events that would require physical settlement, HEI is able to elect to settle the equity forward transactions by means of physical, cash or net share settlement, in whole or in part, at any time on or prior to December 31, 2015.
The equity forward transactions had no initial fair value since they were entered into at the then market price of the common stock. HEI receives proceeds from the sale of common stock when the equity forward transactions are settled and records the proceeds at that time in equity. HEI concluded that the equity forward transactions were equity instruments based on the accounting guidance in ASC 480, "Distinguishing Liabilities from Equity," and ASC 815, "Derivatives and Hedging," and that they qualified for an exception from derivative accounting under ASC 815 because the forward sale transactions were indexed to its own stock. On December 19, 2013, HEI settled 1.3 million shares under the equity forward for proceeds of $32.1 million (net of the underwriting discount of $1.3 million), which funds were ultimately used to purchase Hawaiian Electric shares. On July 14, 2014, HEI settled 1.0 million shares for proceeds of $23.9 million (net of underwriting discount of $1.0 million), which funds will be used primarily later in 2014 to invest in Hawaiian Electric to fund its capital expenditures, to repay short-term borrowings incurred to finance or refinance such capital expenditures, and/or for reimbursement of funds used for payment of capital expenditures. In the interim, the proceeds have been applied by HEI to repay its short-term borrowings and for working capital and general corporate purposes.
At September 30, 2014, the equity forward transactions could have been settled with delivery to the forward counterparty of (a) 4.7 million shares in exchange for cash of $109 million, (b) cash of approximately $16 million (which amount includes $5 million of underwriting discount), or (c) approximately 588,000 shares.
Prior to their settlement, the shares remaining under the equity forward transactions will be reflected in HEI’s diluted EPS calculations using the treasury stock method. Under this method, the number of shares of HEI’s common stock used in calculating diluted EPS for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the equity forward transactions less the number of shares that could be purchased by HEI in the market (based on the average market price during that reporting period) using the proceeds receivable upon settlement of the equity forward transactions (based on the adjusted forward sale price of $23.23 as of September 30, 2014). The excess number of shares is weighted for the portion of the reporting period in which the equity forward transactions are outstanding.
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
For the nine months ended September 30, 2014, the equity forward transactions did not have a material dilutive effect on HEI’s EPS.
Accumulated other comprehensive income.  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized losses on derivatives	Retirement benefit plans	AOCI	AOCI -retirement benefit plans
Balance, December 31, 2013	$(3,663)	$(525)	$(12,562)	$(16,750)	$608
Current period other comprehensive income	1,691	177	888	2,756	32
Balance, September 30, 2014	$(1,972)	$(348)	$(11,674)	$(13,994)	$640

Balance, December 31, 2012	$10,761	$(760)	$(36,424)	$(26,423)	$(970)
Current period other comprehensive income (loss)	(11,462)	177	2,022	(9,263)	52
Balance, September 30, 2013	$(701)	$(583)	$(34,402)	$(35,686)	$(918)

Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013	Affected line item in the Statement of Income
HEI consolidated
Net realized gains on securities	$—	$—	$(1,715)	$(738)	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	59	59	177	177	Interest expense
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	2,829	5,789	8,515	17,490	See Note 5 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(2,542)	(5,156)	(7,627)	(15,468)	See Note 5 for additional details
Total reclassifications	$346	$692	$(650)	$1,461
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	$2,552	$5,173	$7,659	$15,520	See Note 5 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	(2,542)	(5,156)	(7,627)	(15,468)	See Note 5 for additional details
Total reclassifications	$10	$17	$32	$52
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

The estimated fair values of certain of the Company’s and the Utilities' financial instruments were as follows:

		Estimated fair value
	Carrying or notional amount	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
(in thousands)		(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2014
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment and mortgage-related securities	531,603	—	531,603	—	531,603
Investment in stock of Federal Home Loan Bank of Seattle	75,063	—	75,063	—	75,063
Loans receivable, net	4,294,288	—	—	4,444,869	4,444,869
Derivative assets	17,011	—	217	—	217
Financial liabilities
Deposit liabilities	4,533,797	—	4,534,177	—	4,534,177
Short-term borrowings—other than bank	150,576	—	150,576	—	150,576
The Utilities' short-term borrowings (included in amount above)	84,987	—	84,987	—	84,987
Other bank borrowings	263,204	—	271,872	—	271,872
Long-term debt, net—other than bank	1,517,946	—	1,626,159	—	1,626,159
The Utilities' long-term debt, net (included in amount above)	1,217,946	—	1,316,380	—	1,316,380
Derivative liabilities	10,207	23	4	—	27
December 31, 2013
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment and mortgage-related securities	529,007	—	529,007	—	529,007
Investment in stock of Federal Home Loan Bank of Seattle	92,546	—	92,546	—	92,546
Loans receivable, net	4,115,415	—	—	4,211,290	4,211,290
Derivative assets	46,356	98	531	—	629
Financial liabilities
Deposit liabilities	4,372,477	—	4,374,377	—	4,374,377
Short-term borrowings—other than bank	105,482	—	105,482	—	105,482
Other bank borrowings	244,514	—	256,029	—	256,029
Long-term debt, net—other than bank	1,492,945	—	1,508,425	—	1,508,425
The Utilities' long-term debt, net (included in amount above)	1,217,945	—	1,228,966	—	1,228,966
Derivative liabilities	4,732	—	26	—	26
 As of September 30, 2014 and December 31, 2013, loan commitments and unused lines and letters of credit issued by ASB had notional amounts of $1.8 billion and $1.6 billion, respectively, and their estimated fair value on such dates were $0.5 million and $0.2 million, respectively. As of September 30, 2014 and December 31, 2013, loans serviced by ASB for others had notional amounts of $1.4 billion, and the estimated fair value of the servicing rights for such loans was $16.1 million and $15.7 million, respectively.
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
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2014			December 31, 2013
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$425,307	$—	$—	$369,444	$—
U.S. Treasury and federal agency obligations	—	106,296	—	—	80,973	—
Municipal bonds	—	—	—	—	78,590	—
	$—	$531,603	$—	$—	$529,007	$—
Derivative assets [1]
Interest rate lock commitments	$—	$216	$—	$—	$488	$—
Forward commitments	—	1	—	98	43	—
	$—	$217	$—	$98	$531	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$1	$—	$—	$24	$—
Forward commitments	23	3	—	—	2	—
	$23	$4	$—	$—	$26	$—
1  Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.

Fair value measurements on a nonrecurring basis.  From time to time, the Company and the Utilities may be required to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the writedowns of individual assets. ASB does not record loans at fair value on a recurring basis. However, from time to time, ASB records nonrecurring fair value adjustments based on the current appraised value of the collateral securing impaired loans or unobservable market assumptions. Unobservable assumptions reflect ASB’s own estimate of the fair value of collateral used in valuing impaired loans. ASB may also be required to measure goodwill at fair value on a nonrecurring basis. During the first nine months of 2014, it was not required that a measurement of the fair value of goodwill be calculated and goodwill was not measured at fair value.

Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements
(in millions)	Balance	Level 1	Level 2	Level 3
Loans
September 30, 2014	$2	$—	$—	$2
December 31, 2013	4	—	—	4
Real estate acquired in settlement of loans
September 30, 2014	$1	—	—	$1
December 31, 2013	—	—	—	—
 At September 30, 2014 and 2013, there were no adjustments to fair value for ASB’s loans held for sale.
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
For loans and real estate acquired in settlement of loans classified as Level 3 as of September 30, 2014 and December 31, 2013, the significant unobservable inputs used in the fair value measurement were as follows:

				Significant unobservable input value [1]
($ in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
September 30, 2014
Residential loans	$1,928	Fair value of property or collateral	Appraised value less 7% selling costs	44-96%	83%
Commercial loans	216	Fair value of property or collateral	Fair value of business assets		19%
Total loans	$2,144
Real estate acquired in settlement of loans	$554	Fair value of property or collateral	Appraised value less 7% selling costs	100%	100%
December 31, 2013
Residential loans	$2,361	Fair value of property or collateral	Appraised value less 7% selling costs	44-96%	87%
Home equity lines of credit	170	Fair value of property or collateral	Appraised value less 7% selling costs	45-50%	50%
Commercial loans	217	Fair value of property or collateral	Fair value of business assets		19%
Commercial loans	1,668	Discounted cash flows	Present value of expected future cash flows		58%
			Discount rate		4.5%
Total loans	$4,416
 1 Represent percent of outstanding principal balance.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

9 · Cash flows

Nine months ended September 30	2014	2013
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$64	$62
Income taxes paid	31	6
Income taxes refunded	24	4
Hawaiian Electric consolidated
Interest paid	44	43
Income taxes paid	6	6
Income taxes refunded	8	32
Supplemental disclosures of noncash activities
HEI consolidated
Common stock dividends reinvested in HEI common stock [1]	—	18
Increases in common stock related to director and officer compensatory plans	4	3
Real estate acquired in settlement of loans	2	4
Loans transferred from held-for-investment to held-for-sale	—	25
Obligations to fund low income housing investments	6	—
HEI consolidated and Hawaiian Electric consolidated
Additions to electric utility property, plant and equipment - unpaid invoices and other	40	17
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
Unrecognized tax benefits (UTBs).  In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires the netting of UTBs against a deferred tax asset for a loss or other tax carryforwards that would apply in settlement of the uncertain tax positions. UTBs should be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs.
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
HEI. On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 17% as of September 30, 2014, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric. On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric

Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million, provided for a term of the facility to April 1, 2015 (but which term is to be extended to up to April 2, 2019 upon approval by the PUC during the initial term, which approval is currently being requested), and provided improved pricing compared to Hawaiian Electric’s prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 125 basis points and annual fees on undrawn commitments of 17.5 basis points. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 41% for Hawaii Electric Light and 43% for Maui Electric as of September 30, 2014, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 55% as of September 30, 2014, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI.
The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.
Changes in long-term debt.
May 2014 loan.  On May 2, 2014, HEI entered into a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Royal Bank of Canada and U.S. Bank, National Association, which agreement includes the same financial covenant and customary conditions as the HEI credit agreement described above. On May 2, 2014, HEI drew a $125 million Eurodollar term loan for a term of two years and at a resetting interest rate ranging from 1.12% to 1.14% through September 30, 2014. The proceeds from the term loan were used to pay-off $100 million of 6.51% medium term notes at maturity on May 5, 2014, pay down maturing commercial paper and for general corporate purposes.
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion updates “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in HEI’s and Hawaiian Electric’s 2013 Form 10-K and should be read in conjunction with such discussion and the 2013 annual consolidated financial statements of HEI and Hawaiian Electric and notes thereto included in HEI’s and Hawaiian Electric’s 2013 Form 10-K, as well as the quarterly (as of and for the three and nine months ended September 30, 2014) financial statements and notes thereto included in this Form 10-Q.
HEI consolidated
RESULTS OF OPERATIONS

(in thousands, except per	Three months ended September 30%
share amounts)	2014	2013	change	Primary reason(s)*
Revenues	$867,096	$829,168	5	Increase for the electric utility segment, partly offset by decrease for the bank segment
Operating income	91,102	88,038	3	Increase for the electric utility segment, partly offset by decrease for the bank segment
Net income for common stock	47,815	48,236	(1)	Lower bank net income, partly offset by higher net income for the electric utility segment, including a higher amount of allowance for funds used during construction
Basic earnings per common share	$0.47	$0.49	(4)	Lower net income and the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	102,416	99,204	3	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans

(in thousands, except per	Nine months ended September 30%
share amounts)	2014	2013	change	Primary reason(s)*
Revenues	$2,449,502	$2,405,967	2	Increase for the electric utility segment, partly offset by decrease for the bank segment
Operating income	261,683	237,070	10	Increase for the electric utility segment, partly offset by decrease for the bank segment and higher losses for the "other" segment
Net income for common stock	135,163	122,503	10	Higher net income for the electric utility segment and lower losses for the "other" segment, partly offset by lower net income for the bank segment
Basic earnings per common share	$1.33	$1.24	7	Higher net income, partly offset by the impact of higher weighted average shares outstanding
Weighted-average number of common shares outstanding	101,768	98,670	3	Issuances of shares under the HEI Dividend Reinvestment and Stock Purchase Plan and other plans
*                 Also, see segment discussions which follow.

Notes:  The Company’s effective tax rates (combined federal and state) for the third quarters of 2014 and 2013 were 35% and 31%, respectively, and for the first nine months of 2014 and 2013 were 35% and 34%, respectively. The effective tax rates were higher for the three and nine months ended September 30, 2014 compared to the same periods in 2013 due primarily to the 2013 reversal of deferred taxes (see “Out-of period income tax benefit” in Note 1 of the Consolidated Financial Statements).
HEI’s consolidated ROACE was 10.1% for the twelve months ended September 30, 2014 and 8.4% for the twelve months ended September 30, 2013.
Dividends.  The payout ratios for the first nine months of 2014 and full year 2013 were 70% and 76%, respectively. HEI currently expects to maintain the dividend at its present level; however, the HEI Board of Directors evaluates the dividend quarterly and considers many factors in the evaluation, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.
Economic conditions.
Note: The statistical data in this section is from public third-party sources that management believes to be reliable (e.g., Department of Business, Economic Development and Tourism (DBEDT); University of Hawaii Economic Research Organization; U.S. Bureau of Labor Statistics; Department of Labor and Industrial Relations (DLIR); Hawaii Tourism Authority (HTA); Honolulu Board of REALTORS® and national and local newspapers).
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, ended the first nine months of 2014 with higher visitor expenditures and relatively flat arrivals as compared to the same period a year ago. Visitor expenditures increased 2.0% and arrivals increased 0.5% compared to the first nine months of 2013. The Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the fourth quarter of 2014 to increase by 6.0% over the fourth quarter of 2013 driven by an 8.9% increase in domestic seats.
Hawaii’s unemployment rate was relatively stable at 4.2% in September 2014, lower than the state’s 4.7% rate in September 2013 and the September 2014 national unemployment rate of 5.9%.
Hawaii real estate activity, as indicated by the home resale market, experienced strong growth in median sales prices in the first nine months of 2014. Median sales prices for single family residential homes and condominiums on Oahu increased 4.6% and 5.4%, respectively, over the first nine months of 2013. However, the number of closed sales was relatively flat in the first nine months of 2014. Closed sales for single family residential homes were up 1.6% and condominiums were down 0.4% compared to the same period in 2013.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. The dramatic reduction in Japan’s nuclear production following the tragic earthquake and tsunami in 2011 increased regional demand for energy supplies, including petroleum, and the prices of the Utilities’ fuels remained at the elevated 2011 level until the third quarter of 2014 when petroleum product prices moved lower in response to falling prices for crude oil on world markets, weaker prices for coal and LNG in the Far East and lower regional demand after relatively mild summer weather in North Asia.

At its October 2014 meeting, the Federal Open Market Committee (FOMC) decided to end its asset purchase program in October 2014. Also, the FOMC held the federal funds rate target at 0% to 0.25% and this rate is expected to remain at record lows for a considerable time after the asset purchase program ends.
Overall, Hawaii growth prospects remain subdued. Construction has continued to expand, but at a slower pace than anticipated. Tourism has fared decently well, but future gains will be restrained due to limited capacity. Construction, including the Honolulu rail transit project, remains the most likely driver of growth for the next several years. Risks to local economic growth include planned reductions in active duty military, weak Japanese visitor arrivals and spending, and the potential impact of the Ebola situation overseas.
Recent tax developments. The American Taxpayer Relief Act of 2012 provided a one year extension of 50% bonus depreciation through 2013, which increased federal tax depreciation for 2013 by an estimated $131 million, primarily attributable to the Utilities. Congress has not extended bonus depreciation for 2014 plant additions, but both Houses have proposed bills which would extend bonus depreciation into the future. No action on these bills is expected until after the November election. Without an extension of bonus depreciation, Hawaiian Electric consolidated income tax cash refunds are expected to decrease in 2014 compared to 2013.
Also, see Note 3 and Hawaiian Electric's consolidated income taxes refunded in Note 9 of the Consolidated Financial Statements.
Retirement benefits.  For the first nine months of 2014, the Company’s defined benefit pension and other postretirement benefit plans’ assets generated a return, net of investment management fees, of 3.7%. The market value of these assets as of September 30, 2014 and December 31, 2013 was $1.4 billion (including $1.3 billion for the Utilities) and $1.4 billion (including $1.2 billion for the Utilities), respectively.
On July 30, 2014, the investment strategy for the ASB Retirement Plan’s assets was changed to a liability-driven investment strategy.  In August and September 2014, equity securities with a value equal to the amount of assets allocated to the ASB Retirement Plan were liquidated.  The resulting proceeds of approximately $77 million were used to purchase U.S. Treasury bonds.
The Company estimates that the cash funding for its defined benefit pension and other postretirement benefit plans in 2014 will be $60 million ($59 million by the Utilities, $1 million by HEI and nil by ASB), which is expected to fully satisfy the minimum contribution requirements, including requirements of the Utilities’ pension and OPEB tracking mechanisms and the plans’ funding policies.
The following table reflects the sensitivity of the qualified defined benefit pension projected benefit obligation (PBO) as of December 31, 2014, associated with a change in the pension benefits discount rate actuarial assumption by the indicated basis points and constitutes “forward-looking statements.”

	Change in 5.09%	Impact on HEI	Impact on the
Actuarial Assumption	assumption in basis points	consolidated PBO	Utilities PBO
Pension benefits discount rate	- 100/+100	$233 million/$(187) million	$217 million/$(173) million
On October 27, 2014, the Society of Actuaries (SOA) published their RP-2014 (mortality tables) and MP-2014 (mortality improvement scale), which reflect an anticipation of substantial life expectancy improvements since the last study published in 2000 (RP-2000). Adoption of RP-2014 and MP-2014, as published, would result in significantly increased future pension and OPEB plan obligations, costs and required contribution amounts for all plan sponsors. The Company is currently evaluating an alternative to the adoption of RP-2014 and MP-2014, which reflects an appropriate mortality assumption for the Company’s workforce to be used for financial reporting and funding of pension and OPEB obligations, including the potential impacts to the Company’s December 31, 2014 valuation and future expected pension and OPEB plan obligations, costs and contributions. For ERISA valuation purposes, the IRS has indicated that for sponsors electing a static mortality option, the RP-2000 table with mortality improvements projected 7 years beyond the valuation date for annuitants and 15 years beyond the valuation date for non-annuitants should be used in 2014 and 2015 (tables with projected mortality provided by the IRS), meaning the earliest new mortality tables are expected to be required for ERISA valuation requirements is January 1, 2016. As of December 31, 2014, the Company is anticipating the use of different mortality assumptions for ERISA funding versus financial reporting and accounting.
Commitments and contingencies.  See Note 3, "Electric utility segment" and Note 4, “Bank segment,” of the Consolidated Financial Statements.

Recent accounting pronouncements.  See Note 10, “Recent accounting pronouncements,” of the Consolidated Financial Statements.
“Other” segment.

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013	Primary reason(s)
Revenues	$(5)	$56	$(325)	$106	Year-to-date: Writedown of venture capital investments
Operating loss	(4,626)	(4,650)	(13,450)	(12,170)
Year-to-date: Writedown of venture capital investments and higher administrative and general expenses due to higher salaries, executive compensation, legal expenses and charitable contributions, partly offset by lower retirement benefits expense

Net loss	(4,324)	(4,857)	(12,841)	(13,786)	Quarter: Slightly lower operating loss and lower interest expense due to lower interest rates Year-to-date: Higher operating loss, more than offset by lower interest expense due to lower interest rates
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
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

(dollars in millions)	September 30, 2014		December 31, 2013
Short-term borrowings—other than bank	$151	4%	$105	3%
Long-term debt, net—other than bank	1,518	43	1,493	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,801	52	1,727	51
	$3,504	100%	$3,359	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Nine months ended September 30, 2014	Balance
(in millions)	Average balance	September 30, 2014	December 31, 2013
Short-term borrowings [1]
Commercial paper	$73	$66	$105
Line of credit draws	—	—	—
Undrawn amount under line of credit facility [2]		150	125

1   This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities and draws, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” The maximum amount of HEI’s external short-term borrowings during the first nine months of 2014 was $106 million. At October 31, 2014, HEI had $67 million in outstanding commercial paper and its line of credit facility was undrawn.

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
In November 2011, HEI filed an omnibus registration statement to register an indeterminate amount of debt and equity securities, which registration statement expired on November 4, 2014. HEI intends to file a new omnibus registration statement in the fourth quarter of 2014.
For the first nine months of 2014, net cash provided by operating activities of HEI consolidated was $173 million. Net cash used by investing activities for the same period was $377 million, due to Hawaiian Electric’s consolidated capital expenditures, a net increase in ASB’s loans held for investment and purchases of investment and mortgage-related securities, partly offset by ASB's proceeds from sales of investment securities, repayments of investment and mortgage-related securities and redemption of stock from the FHLB of Seattle, and Hawaiian Electric’s contributions in aid of construction. Net cash provided by financing activities during this period was $176 million as a result of several factors, including proceeds from the issuance of shares under the equity forward, net increases in deposit liabilities, short-term borrowings and other bank borrowings and proceeds from the issuance of long-term debt (net of repayments), partly offset by the payment of common stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition—Liquidity and capital resources” sections below.). During the first nine months of 2014, Hawaiian Electric and ASB (through ASHI) paid cash dividends to HEI of $66 million and $27 million, respectively.
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
On August 26, 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed proposed plans for Hawaii’s energy future with the PUC, as required by PUC orders issued in April 2014. The plans filed were the Hawaiian Electric Power Supply Improvement Plan, Maui Electric Power Supply Improvement Plan, Hawaii Electric Light Power Supply Improvement Plan, Hawaiian Electric Companies Distributed Generation Interconnection Plan, and Hawaiian Electric Companies Integrated Interconnection Queue Plan. Under these plans, the Utilities will support sustainable growth of rooftop solar, expand use of energy storage systems, empower customers by developing smart grids, offer new products and services to customers (e.g., community solar, microgrids and voluntary “demand response” programs), and switch from high-priced oil to lower cost liquefied natural gas.
Transition to renewable energy.  The Utilities are committed to achieving or exceeding the State’s Renewable Portfolio Standard goal of 40% renewable energy by 2030 (see “Renewable energy strategy” below). In addition, while it will not take precedence over the Utilities’ work to increase their use of renewable energy, the Utilities are also working with the State of Hawaii and other entities to examine the possibility of using liquefied natural gas (LNG) as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used for the remaining generation. In December 2013, the Utilities executed a non-binding memorandum of understanding with The Gas Company, LLC d/b/a HawaiiGAS, documenting the parties’ desire to work together to (a) develop and/or secure infrastructure for large scale importation of LNG into Hawaii and (b) establish a consortium to competitively procure the LNG and provide storage and regasification of it at an LNG terminal site. In March 2014, Hawaiian Electric issued a RFP for the supply of containerized LNG. Hawaiian Electric received 3 final bid submissions in May 2014 and is currently evaluating them in detail. Also, see "Liquefied natural gas" in Note 3 of the Consolidated Financial Statements for a description of Hawaiian Electric's agreement with Fortis BC Energy Inc.
After launching a smart grid customer engagement plan during the second quarter of 2014, Hawaiian Electric replaced approximately 5,200 residential and commercial meters with smart meters in selected areas across Oahu as part of the Smart Grid Initial Phase. The Initial Phase is expected to run through 2015 and includes the installation of remote switching and direct load control water heating switches and the launch of a Pre Pay Application. Also under the Initial Phase, fault circuit indicators and key remote controlled switches have been installed, a grid efficiency measure called Volt/Var Optimization was turned on and customer energy portals were launched and are available for customer use. The smart grid provides benefits such as customer tools to manage their electric bills, potentially shortening outages and enabling the Utilities to integrate more low-cost renewable energy, like wind and solar, which will reduce Hawaii’s dependence on imported oil. The Utilities are planning to seek approval from the PUC in 2015 to commit funds for an expansion of the smart grid project, including at Hawaii Electric Light and Maui Electric.
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
Actual and PUC-allowed (as of September 30, 2014) returns were as follows:

%	Return on average rate base (RORB)*			ROACE**			Rate-making ROACE***
Twelve months ended September 30, 2014	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	8.12	6.42	7.36	9.63	6.77	8.55	10.42	6.97	9.03
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	0.01	(1.89)	0.02	(0.37)	(3.23)	(0.45)	0.42	(3.03)	0.03
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
The structural gap in 2014 to 2016 is expected to be 100 to 130 basis points. Factors which impact the range of the structural gap include the actual sales impacting the size of the RBA regulatory asset, the actual level of baseline additions in any given year relative to the 5-year historical average, and the timing, nature, and size of any general rate case. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the Utilities. Items not covered by the annual RAMS include the changes in rate base for the regulatory asset for pension contributions in excess of the pension amount in rates, investments in software projects, changes in fuel inventory and O&M in excess of indexed escalations. The specific magnitude of the impact will depend on various factors, including changes in the required annual pension contribution, the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.
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

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues
O&M	$4.0	$0.9	$1.0
Invested capital	26.8	3.9	4.4
Total annual incremental RAM adjusted revenues	$30.8	$4.8	$5.4
Accrued earnings sharing credits to be refunded	$—	$—	$(0.4)
Accrued RBA balance as of December 31, 2013 (and associated revenue taxes) to be collected	$72.6	$8.2	$9.6
Results.

Three months ended September 30		Increase
2014	2013	(decrease)		(dollars in millions, except per barrel amounts)
$804	$764	$40		Revenues. Increase largely due to:
			$21	higher fuel costs
			11	higher rate base (RB) and O&M RAM
			7	higher KWHs generated
309	283	26		Fuel oil expense. Increase due to higher KWHs generated and higher fuel costs
193	195	(2)		Purchased power expense. Decrease due to lower KWHs purchased offset by higher purchased energy costs
108	105	3		Operation and maintenance expenses. Increase due to:
			4	consultant costs related to 4 PUC D&Os
			4	storm restoration costs
			3	costs related to the Smart Grid initial phase
			(4)	lower customer service costs that were elevated in 2013 during the stabilization period for the new customer information system
			(2)	fewer overhauls performed
			(2)	lower production costs due to deactivation of HPP
117	111	6		Other expenses. Increase due to higher revenue associated taxes and depreciation expense for plant investments
76	70	6		Operating income. Increase due to higher revenues offset by an increase in overall expenses
39	38	1		Net income for common stock. Increase due to higher operating income

2,384	2,376	8		Kilowatthour sales (millions)
72.2	70.6	1.6		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
1,631	1,468	163		Cooling degree days (Oahu)
$133.26	$127.42	$5.84		Average fuel oil cost per barrel

Nine months ended September 30		Increase
2014	2013	(decrease)		(dollars in millions, except per barrel amounts)
$2,262	$2,210	$52		Revenues. Increase largely due to:
			$42	higher rate base (RB) and O&M RAM
			15	higher fuel costs
			9	higher purchased power costs
			5	Maui Electric refund in 2013 due to final 2012 rate case decision
			(24)	lower generated KWH sales
866	878	(12)		Fuel oil expense. Decrease largely due to lower KWHs generated, resulting from higher purchased power
546	527	19
Purchased power expense. Increase due to higher KWHs purchased and capacity/non-fuel charges as a result of decreased availability of AES in 2013 and expanded capacity of HPower in 2014, partly offset by lower purchased energy costs

295	301	(6)		Operation and maintenance expenses. Decrease due to:
			(9)	lower customer service costs that were elevated in 2013 during the stabilization period for the new customer information system
			(7)	fewer overhauls performed
			(4)	lower production costs due to deactivation of HPP
			7	costs related to the Smart Grid initial phase
			5	consultant costs related to the 4 PUC D&Os
			4	storm restoration costs
338	325	13		Other expenses. Increase primarily due to depreciation expense for plant investments
217	180	37		Operating income. Increase due to higher revenues offset by an increase in overall expenses
109	91	18		Net income for common stock. Increase due to higher operating income

6,699	6,746	(47)		Kilowatthour sales (millions)
69.5	68.6	0.9		Wet-bulb temperature (Oahu average; degrees Fahrenheit)
3,703	3,371	332		Cooling degree days (Oahu)
$132.19	$130.15	$2.04		Average fuel oil cost per barrel
454,156	450,939	3,217		Customer accounts (end of period)
Note:  The electric utilities had effective tax rates for the third quarters of 2014 and 2013 of 37% and 32%, respectively. The electric utilities had effective tax rates for the first nine months of 2014 and 2013 of 37% and 35%, respectively. The effective tax rates were higher for the three and nine months ended September 30, 2014 compared to the same periods in 2014 due primarily to the 2013 reversal of deferred taxes (see “Out-of period income tax benefit” in Note 1 of the Consolidated Financial Statements).
Hawaiian Electric’s consolidated ROACE was 9.0% for the twelve months ended September 30, 2014 and 6.5% for the twelve months ended September 30, 2013.
The Utilities' consolidated kilowatthour (KWH) sales have declined each year since 2007. Based on expectations of additional customer renewable self-generation and energy-efficiency installations, the Utilities' 2014 and 2015 KWH sales are expected to further decline below 2013 levels.
Other operation and maintenance expenses (excluding expenses covered by surcharges or by third parties) for 2014 are projected to be relatively flat as compared to 2013 as the Utilities expect to manage expenses to near 2013 levels.
The net book value (cost less accumulated depreciation) of utility property, plant and equipment (PPE) as of September 30, 2014 amounted to $3.8 billion, of which approximately 28% related to production PPE, 63% related to transmission and distribution PPE, and 9% related to other PPE. Approximately 3% of the total net book value relates to generation PPE that has been deactivated or that the Utilities plan to deactivate or decommission. See “Adequacy of supply” below.

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
The following table summarizes certain details of each utility’s most recent rate cases, including the details of the increases requested, whether the utility and the Consumer Advocate reached a settlement that they proposed to the PUC, and the details of any granted interim and final PUC D&O increases.

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
Hawaiian Electric 2011 test year rate case.  In the Hawaiian Electric 2011 test year rate case, the PUC had granted Hawaiian Electric’s request to defer Customer Information System (CIS) project O&M expenses (limited to $2,258,000 per year in 2011 and 2012) that were to be subject to a regulatory audit of project costs, and allowed Hawaiian Electric to accrue AFUDC on these deferred costs until the completion of the regulatory audit.
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 (instead of the prior start date of June 1) for the years 2014, 2015 and 2016. This resulted in additional revenues of $7 million and $5 million for the first and second quarters of 2014, respectively, for a year-to-date amount of $12 million. There were no additional revenues recorded in the third quarter of 2014 as a result of the 2013 Agreement.
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
Hawaiian Electric further explained that the abbreviated filing satisfies the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O. If the PUC determines that additional materials are required, Hawaiian Electric stated it will work with the Consumer Advocate on a schedule to submit additional information as needed. Hawaiian Electric asked for an expedited decision on this filing and stated that if the PUC decides that such a ruling is not in order, Hawaiian Electric reserves the right to supplement the abbreviated filing with additional material to support the increase in revenue requirements forgone by this filing—calculated to be $56 million over revenues at current effective rates. Hawaiian Electric’s revenue at current effective rates includes: (1) the revenue from Hawaiian Electric’s base rates, including the revenue from the energy cost adjustment clause and the purchased power adjustment clause, (2) the revenue that would be included in the decoupling revenue balancing account (RBA) in 2014 based on 2014 test year forecasted sales, and (3) the revenue from the 2014 revenue adjustment mechanism (RAM) implemented in connection with the decoupling mechanism.
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
Maui Electric 2015 Rate Case. On October 17, 2014, Maui Electric filed its notice of intent to file a general rate case application by the end of 2014, utilizing a 2015 calendar test year. The rate case filing is required to satisfy the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O.
Renewable energy strategy.  The Utilities’ policy is to support efforts to increase renewable energy in Hawaii. The Utilities believe their actions will help stabilize customer bills as they become less dependent on costly and price-volatile fossil fuel. The Utilities’ renewable energy strategy will also allow them to meet Hawaii’s RPS law, which requires electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. The Utilities met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including savings from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from DSM energy efficiency programs and solar water heating will not count toward the RPS after 2014. For 2013, the Utilities achieved an RPS without DSM energy savings of 18%, primarily through a comprehensive portfolio of renewable energy PPAs, net energy metering programs and biofuels. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems. The Utilities are on track to exceed their 2015 RPS goal, and lead the nation in terms of the amount of photovoltaic (PV) systems installed by its customers. Additionally, the State continues to pursue reduction in energy use, as embodied in its energy efficiency portfolio standard goals.
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
Developments in the Utilities’ renewable energy strategy include the following:

•
In July 2011, the PUC directed Hawaiian Electric to submit a draft RFP for the PUC’s consideration for a competitive bidding process for 200 MW or more of renewable energy to be delivered to, or to be sited on, the island of Oahu. In October 2011, Hawaiian Electric filed a draft RFP with the PUC. In July 2013, the PUC issued orders related to the 200-MW RFP. First, it issued an order that Hawaiian Electric shall amend its current draft of the Oahu 200-MW RFP to remove references to the Lanai Wind Project, eliminate solicitations for an undersea transmission cable, and amend the draft RFP to reflect other guidance provided in the order. Second, it initiated an investigative proceeding to review the progress of the Lanai Wind Project stating that there was an uncertainty whether the project developer retained an equivalent ability to develop the project as when it submitted its bid in 2008 and its term sheet in 2011. Third, the PUC initiated a proceeding to solicit information and evaluate whether an interisland grid interconnection transmission system between the islands of Oahu and Maui is in the public interest, given the potential for large-scale wind and solar projects on Maui.

•	In May 2012, the PUC approved Hawaiian Electric’s 3-year biodiesel supply contract with Renewable Energy Group for continued biodiesel supply to CIP CT-1 of 3 million to 7 million gallons per year.

•	In May 2012, Maui Electric began purchasing wind energy from the 21-MW Kaheawa Wind Power II, LLC facility, which went into commercial operation in July 2012.

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

•
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii. In September 2014, Hawaii Electric Light filed its request for modification of the Geothermal RFP (Best and Final Offer Process), and in October 2014, issued the Geothermal RFP Addendum No. 1 (Best and Final Offer) to eligible bidders.

•
In August 2012, the battery facility at a 30-MW Kahuku wind farm experienced a fire. After the interconnection infrastructure was rebuilt and voltage regulation equipment was installed, the facility came up to full output in January 2014 to perform control system acceptance testing, and energy is being purchased at a base rate until PUC approval of an amendment to the PPA.

•
In August 2012, the PUC approved a waiver from the competitive bidding process to allow Hawaiian Electric to negotiate with the U.S. Army for construction of a 50-MW utility-owned and operated firm, renewable and dispatchable generation facility at Schofield Barracks on the island of Oahu and expected to be placed in service in 2017.

•	In September 2012, Hawaiian Electric began purchasing test wind energy from the 69-MW Kawailoa Wind, LLC facility. The wind farm was placed into full commercial operation in November 2012.

•
In December 2012, the PUC approved a 3-year biodiesel supply contract with Pacific Biodiesel to supply 250,000 to 1 million gallons of biodiesel at the Honolulu International Airport Emergency Power Facility beginning in 2013.

•	In December 2012, the 21-MW Auwahi Wind Energy LLC facility was placed into commercial operation, selling power to Maui Electric under a 20-year contract.

•	In December 2012, the 5-MW Kalaeloa Solar Two, LLC PV facility was placed into commercial operation, selling power to Hawaiian Electric under a 20-year contract.

•
In February 2013, Hawaiian Electric issued an “Invitation for Low Cost Renewable Energy Projects on Oahu through Request for Waiver from Competitive Bidding,” which seeks to lower the cost of electricity for customers in the near term with qualified renewable energy projects on Oahu that can be quickly placed into service at a low cost per KWH. Proposals were received and Hawaiian Electric obtained waivers from the PUC Competitive Bidding Framework for nine projects, subject to certain conditions. Developers of two of the nine projects withdrew their proposed projects. The first completed contract from the waiver process (a 22-year term PPA with Ka La Nui Solar, LLC for a 15-MW PV project) was filed with the PUC in October 2014 for approval. Per the PUC’s Order approving waivers for the remaining six projects, executed PPAs need to be filed by December 5, 2014.

•
In May 2013, Maui Electric requested a waiver from the PUC Competitive Bidding Framework to conduct negotiations for a PPA for approximately 4.5 to 6.0 MW of firm power from a proposed Mahinahina Energy Park, LLC project, fueled with biofuel. The PUC approved the waiver request, provided that an executed PPA must be filed for PUC approval by February 2015.

•
In October 2013, Hawaiian Electric requested approval from the PUC for a waiver from the competitive bidding process and to commit $42.4 million for the purchase and installation of a 15-MW utility-scale PV generation system at its Kahe Power generation station property. If approved, the project is expected to be completed in early 2016.

•
In October 2013, the PUC approved Hawaiian Electric’s 20-year contract with Hawaii BioEnergy to supply 10 million gallons per year of biocrude at Kahe Power Plant to begin within five years of November 25, 2013.

•	In November 2013, the 5-MW Kalaeloa Renewable Energy Park, LLC PV facility was placed into commercial operation selling power to Hawaiian Electric under a 20-year contract.

•
In December 2013, the PUC denied approval of Hawaii Electric Light’s contract with Aina Koa Pono-Ka’u LLC (AKP) to supply 16 million gallons of biodiesel per year, citing the higher cost of the biofuel over the cost of petroleum diesel.

•
In December 2013, Hawaiian Electric requested PUC approval for a waiver of the Na Pua Makani Power Partners, LLC’s proposed 24-MW wind farm located in the Kahuku area on Oahu from the competitive bidding process and of the PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC for the proposed 24-MW wind farm.

•	In April 2014, Hawaiian Electric requested PUC approval of a PPA for Renewable As-Available Energy with Lanikuhana Solar, LLC for a proposed 20-MW PV facility on Oahu.

•
In June 2014, the PUC approved the Utilities 3-year biodiesel supply contract with Pacific Biodiesel Technologies, LLC to spot purchase up to 200,000 gallons per month of as available biodiesel at cost parity to petroleum diesel.

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of September 30, 2014, there were 10 MW, 1 MW and 2 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of September 30, 2014, there were approximately 204 MW, 42 MW and 45 MW of installed net energy metering capacity from renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively. The amount of net energy metering capacity installed in the first nine months of 2014 was about 26% lower than the amount installed in the first nine months of 2013, principally due to higher circuit saturations (resulting in the need for further technical reviews and potential equipment modification and/or upgrades).

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
Hawaii Electric Light is anticipating the addition of the Hu Honua Bioenergy, LLC plant in 2015, and potentially additional generation in the 2020-2025 timeframe. Hawaii Electric Light’s current generation resource plans also include decommissioning Shipman units 3 and 4 in 2015, seasonal cycling of the Puna plant in 2014, with deactivation in 2018 and decommissioning in 2020, and occasional cycling operation of the Hill unit 5 in 2014, with deactivation in 2020 and decommissioning in 2022.
Maui Electric. In April 2014, Maui Electric filed its 2014 AOS letter, which indicated that Maui Electric’s generation capacity through 2015 is sufficient to meet the forecasted demands on the islands of Maui, Lanai, and Molokai. Maui Electric anticipates needing additional firm capacity on Maui in the 2016 timeframe, with greater capacity needs in 2019. In February 2014, Maui Electric deactivated two fossil fuel generating units at its Kahului Power Plant. Maui Electric anticipates the retirement of all generating units at the Kahului Power Plant in the 2019 timeframe. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe.
The PSIPs, Distributed Generation Interconnection Plan, Integrated Interconnection Queue Plan and Demand Response Portfolio Plan filed in response to the April 2014 regulatory orders may affect the resource plans.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively provide certain key policy, resource planning, and operational directives to the Utilities. See “April 2014 regulatory orders” in Note 3 of the Consolidated Financial Statements.
Commitments and contingencies.  See Note 3 of the Consolidated Financial Statements.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. Hawaii Electric Light is monitoring utility property and equipment near the affected areas and protecting that property and equipment to the extent possible (e.g., building barriers around poles). Management does not expect the lava flows to materially impact its operations or financial performance at this time.
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
                       Hawaiian Electric’s consolidated capital structure was as follows:

(dollars in millions)	September 30, 2014		December 31, 2013
Short-term borrowings	$85	3%	$—	—%
Long-term debt, net	1,218	41	1,218	43
Preferred stock	34	1	34	1
Common stock equity	1,636	55	1,594	56
	$2,973	100%	$2,846	100%

                       Information about Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and Hawaiian Electric’s line of credit facility were as follows:

	Average balance	Balance
(in millions)	Nine months ended September 30, 2014	September 30, 2014	December 31, 2013
Short-term borrowings [1]
Commercial paper	$58	$85	$—
Line of credit draws	—	—	—
Borrowings from HEI	—	—	—
Undrawn amount under line of credit facility [2]		200	175

1   The maximum amount of Hawaiian Electric’s external short-term borrowings during the first nine months of 2014 was $103 million. At September 30, 2014, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $1 million and $11 million, respectively. At October 31, 2014, Hawaiian Electric had $57 million of outstanding commercial paper, no draws under its line of credit facility and no borrowings from HEI. Also, at October 31, 2014, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $2 million and $10 million, respectively. Intercompany borrowings are eliminated in consolidation.
2   On April 2, 2014, Hawaiian Electric entered into an amended and restated revolving non-collateralized credit agreement, which increased Hawaiian Electric’s line of credit to $200 million from $175 million and revised the term. See Note 11 of the Consolidated Financial Statements.
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
                       The PUC has approved the use of an expedited approval procedure for the approval of long-term debt financings or refinancings (including the issuance of taxable debt) by the Utilities, up to specified amounts, during the period 2013 through 2015, subject to certain conditions. On October 3, 2013, after obtaining such expedited approvals, the Utilities issued through a private placement taxable non-collateralized senior notes with an aggregate principal amount of $236 million. In September 2014, the Utilities filed a request with the PUC under the expedited approval procedure for approval to issue unsecured obligations bearing taxable interest through December 31, 2015 of up to $80 million (Hawaiian Electric $50 million, Hawaii Electric Light $25 million and Maui Electric $5 million), which represents the remaining unused amount subject to the expedited approval procedure for long-term debt financings. The proceeds are expected to be used, as applicable, to finance capital expenditures, repay long-term and/or short term debt used to finance or refinance capital expenditures and/or to reimburse funds used for payment of the capital expenditures. PUC approval to issue an additional $47 million to refinance outstanding revenue bonds (Hawaiian Electric $40 million, Hawaii Electric Light $5 million and Maui Electric $2 million) can be requested under the expedited approval procedure through 2015.
                   In April 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed an application with the PUC for approval of the sale of each utility’s common stock over a period from the date of approval in 2014 to December 31, 2016 (Hawaiian Electric’s sale to HEI of up to $250 million and Hawaii Electric Light’s and Maui Electric’s sales to Hawaiian Electric of up to $26 million and $47 million, respectively), and the purchase of the Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric over the same period. In July 2014, the Utilities modified their request to the PUC to approve the issuance and sale of common stock in 2014 only in the amounts stated in the application (Hawaiian Electric’s issuance and sale of its common stock to HEI of up to $60 million and Hawaii Electric Light’s and Maui Electric’s issuance and sale of their common stock to Hawaiian Electric of up to $5 million and $20 million, respectively), which the PUC approved in November 2014. In addition, under a previous authorization received from the PUC in November 2010, Hawaiian Electric and Hawaii Electric

Light have remaining authorization to issue their common stock through 2014 of up to an additional $43.4 million and $19.9 million, respectively.
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. For the first nine months of 2014 and 2013, net cash provided by operating activities decreased by $65 million and increased by $131 million, respectively, compared to the same period in the prior year. In 2014, noncash depreciation and amortization amounted to $129 million an increase over the prior year due to an increase in plant and equipment. Further, net cash provided by operating activities included a $16 million decrease in fuel oil stock, a net decrease of $19 million in accounts receivable and accrued unbilled revenues due to timing of customer payments, and $78 million decrease in accounts payable due to timing of vendor payments. In 2013, noncash depreciation and amortization amounted to $118 million due to an increase in plant and equipment. Further, net cash provided by operating activities included a $24 million decrease in fuel oil stock, a net decrease of $36 million in accounts receivable and accrued unbilled revenues due to timing of customer payments, and $41 million decrease in accounts payable due to timing of vendor payments.
For the first nine months of 2014 and 2013, net cash used in investing activities increased by $6 million and decreased by $26 million, respectively, compared to the same period in the prior year. Cash used in investing activities consisted primarily of capital expenditures, partly offset by contributions in aid of construction.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. For the first nine months of 2014 and 2013, cash flows from financing activities increased by $6 million and decreased by $64 million, respectively, compared to the same period in the prior year. In 2014, cash provided by financing activities consisted primarily of net proceeds received from short-term borrowings of $85 million, partly offset by the payment of $68 million of common and preferred stock dividends. In 2013, cash provided by financing activities consisted of net proceeds received from short-term borrowings of $73 million, partly offset by the payment of $63 million of common and preferred stock dividends.

Bank
 RESULTS OF OPERATIONS

	Three months ended September 30		Increase
(in millions)	2014	2013	(decrease)	Primary reason(s)
Interest income	$49	$46	$3
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for the three months ended September 30, 2014 was $303 million higher than for the same period in 2013 as average commercial real estate, home equity lines of credit and commercial balances increased by $132 million, $113 million and $44 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance decreased by $7 million and the securities portfolio yield was lower due to the sale of the higher yielding municipal bond portfolio in the first quarter of 2014.

Noninterest income	15	19	(4)
Lower noninterest income as the 2013 noninterest income included the gain from the sale of the credit card portfolio of $2 million and 2014 mortgage banking income was lower as a result of lower refinancing volumes.

Revenues	64	65	(1)
Interest expense	3	2	1
Average deposit balances for the three months ended September 30, 2014 increased by $245 million compared to the same period in 2013 due to an increase in core deposits of $255 million, partly offset by a decrease of term certificates of $10 million. Other borrowings increased by $51 million primarily due to an increase in FHLB advance borrowings.

Provision (credit) for loan losses	1	—	1
The provision for loan losses increased by $1.5 million as the provision for loan losses for the three months ended September 30, 2013 was unusually low due to the release of reserves related to the payoff of a specific commercial loan and recoveries of previously charged-off loans. The net charge-off ratio for the three months ended September 30, 2014 and 2013 was 0.04% and nil, respectively.

Noninterest expense	40	40	—
Noninterest expense for the three months ended September 30, 2014 was slightly lower than noninterest expense for the same period in 2013 due to costs incurred in 2013 for the sale of the credit card portfolio, partly offset by higher printing expenses due to the outsourcing of printing in 2014 (which also resulted in lower equipment, compensation and employee benefit expenses).

Expenses	44	42	2
Operating income	20	23	(3)	Lower noninterest income, higher provision for loan losses and higher interest expense, partly offset by higher interest income.
Net income	13	15	(2)

	Nine months ended September 30		Increase
(in millions)	2014	2013	(decrease)	Primary reason(s)
Interest income	$142	$139	$3
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for the nine months ended September 30, 2014 was $334 million higher than for the same period in 2013 as average home equity lines of credit, commercial real estate, commercial and residential balances increased by $115 million, $106 million, $68 million and $60 million, respectively. The growth in these loan portfolios was reflective of ASB’s portfolio mix target and loan growth strategy. Loan portfolio yields were impacted by the low interest rate environment as new loan production yields were lower than the average loan portfolio yields. The average investment and mortgage-related securities portfolio balance decreased by $67 million due to the sale of the agency obligations in 2013 and the municipal bond portfolio in 2014.

Noninterest income	46	57	(11)
Lower noninterest income due to $5 million lower mortgage banking income as a result of lower refinancing volumes, $4 million lower debit card interchange fees as a result of being non-exempt from the Durbin Amendment as of July 1, 2013 and 2013 noninterest income included the gain from the sale of the credit card portfolio of $2 million. ASB had $2 million higher gain on sale of securities in 2014 compared to 2013.

Revenues	188	196	(8)
Interest expense	8	8	—
Average deposit balances for the nine months ended September 30, 2014 increased by $208 million compared to the same period in 2013 due to an increase in core deposits of $234 million, partly offset by a decrease of term certificates of $26 million. Other borrowings increased by $51 million primarily due to an increase in FHLB advance borrowings.

Provision for loan losses	4	1	3
The provision for loan losses increased by $2.6 million primarily due to growth in the loan portfolio. The provision for loan losses for the nine months ended September 30, 2013 benefited from the release of reserves related to ASB’s credit card portfolio sale. The net charge-off ratio for the nine months ended September 30, 2014 and 2013 was 0.01% and 0.06%, respectively.

Noninterest expense	118	118	—
Noninterest expense for the nine months ended September 30, 2014 was slightly lower than the noninterest expense for the same period in 2013 due to costs incurred in 2013 for the sale of the credit card portfolio and lower debit card expenses in 2014, partly offset by higher printing expenses due to the outsourcing of printing in 2014 (which also resulted in lower equipment, compensation and employee benefit expenses).

Expenses	130	127	3
Operating income	58	69	(11)	Lower noninterest income and higher provision for loan losses, partly offset by higher interest income.
Net income	39	45	(6)

           Details of ASB’s other noninterest income and other noninterest expense were as follows:

	Three months ended September 30		Nine months ended September 30
(in thousands)	2014	2013	2014	2013
Bank-owned life insurance	$1,000	$998	$2,945	$2,950
Credit card sale	—	2,251	—	2,251
Other	634	639	1,920	2,010
Total other income, net	$1,634	$3,888	$4,865	$7,211
FDIC insurance premium	$840	$817	$2,441	$2,505
Credit card IT exit costs	—	1,377	—	1,377
Other	4,704	4,267	12,585	14,518
Total other expense	$5,544	$6,461	$15,026	$18,400
                       See Note 4 of the Consolidated Financial Statements and “Economic conditions” in the “HEI Consolidated” section above.

                       Despite the revenue pressures across the banking industry, management expects ASB’s low-cost funding base and lower-risk profile to continue to deliver strong performance compared to industry peers.
                       ASB’s return on average assets and net interest margin were as follows:

	Three months ended September 30		Nine months ended September 30
(percent)	2014	2013	2014	2013
Return on average assets	0.98	1.20	0.98	1.19
Net interest margin	3.62	3.73	3.60	3.77
Average balance sheet and net interest margin.  The following tables set forth average balances, together with interest earned and accrued, and resulting yields and costs:

Three months ended September 30	2014			2013
(dollars in thousands)	Average balance	Interest	Yield/ rate (%)	Average balance	Interest	Yield/ rate (%)
Assets:
Other investments [1]	$152,476	$68	0.17	$156,337	$63	0.16
Securities purchased under resale agreements	—	—	—	—	—	—
Available-for-sale investment and mortgage-related securities	541,262	2,705	2.00	548,747	3,179	2.32
Loans
Residential 1-4 family	2,037,715	22,725	4.46	2,021,837	23,455	4.64
Commercial real estate	574,779	6,407	4.43	442,617	4,794	4.31
Home equity line of credit	804,504	6,576	3.24	691,316	5,352	3.07
Residential land	16,888	257	6.09	19,506	425	8.72
Commercial loans	775,503	7,368	3.76	731,822	7,123	3.85
Consumer loans	110,471	2,199	7.90	109,888	2,188	7.92
Total loans [2,3]	4,319,860	45,532	4.20	4,016,986	43,337	4.30
Total interest-earning assets [4]	5,013,598	48,305	3.84	4,722,070	46,579	3.93
Allowance for loan losses	(42,812)			(41,697)
Non-interest-earning assets	461,002			411,345
Total assets	$5,431,788			$5,091,718
Liabilities and shareholder’s equity:
Savings	$1,888,932	$289	0.06	$1,811,378	$265	0.06
Interest-bearing checking	742,018	32	0.02	668,076	27	0.02
Money market	166,295	51	0.12	173,972	55	0.12
Time certificates	439,563	940	0.85	449,364	915	0.81
Total interest-bearing deposits	3,236,808	1,312	0.16	3,102,790	1,262	0.16
Advances from Federal Home Loan Bank	101,543	794	3.06	56,685	562	3.88
Securities sold under agreements to repurchase	153,909	644	1.64	147,438	644	1.71
Total interest-bearing liabilities	3,492,260	2,750	0.31	3,306,913	2,468	0.29
Non-interest bearing liabilities:
Deposits	1,291,463			1,180,024
Other	110,661			101,081
Total liabilities	4,894,384			4,588,018
Shareholder’s equity	537,404			503,700
Total liabilities and shareholder’s equity	$5,431,788			$5,091,718
Net interest income		$45,555			$44,111
Net interest margin (%) [5]			3.62			3.73

Nine months ended September 30	2014			2013
(dollars in thousands)	Average balance	Interest	Yield/ rate (%)	Average balance	Interest	Yield/ rate (%)
Assets:
Other investments [1]	$172,051	$230	0.18	$172,818	$171	0.17
Securities purchased under resale agreements	6,813	20	0.38	8,718	25	0.38
Available-for-sale investment and mortgage-related securities	537,904	8,658	2.15	604,761	10,184	2.25
Loans
Residential 1-4 family	2,016,331	67,869	4.49	1,956,566	70,314	4.79
Commercial real estate	537,694	17,284	4.29	431,250	14,400	4.45
Home equity line of credit	780,760	19,088	3.27	665,969	14,654	2.94
Residential land	16,353	751	6.12	22,354	1,016	6.06
Commercial loans	782,371	21,767	3.71	714,258	21,939	4.10
Consumer loans	109,748	6,306	7.68	118,995	7,241	8.13
Total loans [2,3]	4,243,257	133,065	4.18	3,909,392	129,564	4.42
Total interest-earning assets [4]	4,960,025	141,973	3.82	4,695,689	139,944	3.98
Allowance for loan losses	(41,701)			(42,556)
Non-interest-earning assets	453,230			425,046
Total assets	$5,371,554			$5,078,179
Liabilities and shareholder’s equity:
Savings	$1,866,482	$835	0.06	$1,799,469	$782	0.06
Interest-bearing checking	732,270	93	0.02	656,121	76	0.02
Money market	174,648	163	0.13	182,037	174	0.13
Time certificates	434,553	2,683	0.83	460,566	2,838	0.82
Total interest-bearing deposits	3,207,953	3,774	0.16	3,098,193	3,870	0.17
Advances from Federal Home Loan Bank	100,520	2,353	3.09	52,674	1,639	4.10
Securities sold under agreements to repurchase	149,340	1,910	1.69	146,410	1,909	1.72
Total interest-bearing liabilities	3,457,813	8,037	0.31	3,297,277	7,418	0.30
Non-interest bearing liabilities:
Deposits	1,269,355			1,171,384
Other	112,157			105,400
Total liabilities	4,839,325			4,574,061
Shareholder’s equity	532,229			504,118
Total liabilities and shareholder’s equity	$5,371,554			$5,078,179
Net interest income		$133,936			$132,526
Net interest margin (%) [5]			3.60			3.77
1       Includes federal funds sold, interest bearing deposits and stock in the Federal Home Loan Bank of Seattle.

[2]	Includes loans held for sale.

[3]
Includes loan fees of $0.8 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively, and $2.6 million and $4.1 million for the nine months ended September 30, 2014 and 2013, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[4]
Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of nil and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2million and $0.7 million for the nine months ended September 30, 2014 and 2013, respectively.

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
                       Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. The composition of ASB’s loan portfolio was as follows:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Balance	% of total	Balance	% of total
Real estate loans:
Residential 1-4 family	$2,030,337	46.8	$2,006,007	48.2
Commercial real estate	502,356	11.6	440,443	10.6
Home equity line of credit	808,991	18.6	739,331	17.8
Residential land	16,935	0.4	16,176	0.4
Commercial construction	87,461	2.0	52,112	1.3
Residential construction	18,699	0.4	12,774	0.3
Total real estate loans, net	3,464,779	79.8	3,266,843	78.6
Commercial loans	770,079	17.7	783,388	18.8
Consumer loans	107,531	2.5	108,722	2.6
	4,342,389	100.0	4,158,953	100.0
Less: Deferred fees and discounts	(6,968)		(8,724)
Allowance for loan losses	(43,461)		(40,116)
Total loans, net	$4,291,960		$4,110,113
                        The increase in the total loan portfolio during the nine months ended September 30, 2014 was primarily due to an increase in originated home equity lines of credit, commercial real estate loans and commercial construction loans.
                                                       Home equity — key credit statistics.

	September 30, 2014	December 31, 2013
Outstanding balance (in thousands)	$808,991	$739,331
Percent of portfolio in first lien position	40.3%	38.2%
Net charge-off (recovery) ratio	(0.08)%	0.06%
Delinquency ratio	0.11%	0.28%

			End of draw period – interest only			Current
September 30, 2014	Total	Interest only	2014-2015	2016-2018	Thereafter	amortizing
Outstanding balance (in thousands)	$808,991	$594,894	$903	$102,750	$491,241	$214,097
% of total	100%	74%	—%	13%	61%	26%

                       The HELOC portfolio makes up 19% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 94% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of September 30, 2014, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. Nearly all originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older vintage equity lines represent 6% of the portfolio and are included in the amortizing balances identified in the table above.
Loan portfolio risk elements.  See Note 4 of the Consolidated Financial Statements.

Investment and mortgage-related securities.  ASB’s investment portfolio was comprised as follows:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Balance	% of total	Balance	% of total
Federal agency obligations	$101,338	19%	$80,973	15%
Mortgage-related securities — FNMA, FHLMC and GNMA	425,307	80	369,444	70
U.S. treasury securities	4,958	1	—	—
Municipal bonds	—	—	78,590	15
	$531,603	100%	$529,007	100%
Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. government.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. As of September 30, 2014 and December 31, 2013, ASB’s costing liabilities consisted of 95% deposits and 5% other borrowings. The weighted average cost of deposits for the first nine months of 2014 and 2013 was 0.11% and 0.12%, respectively.
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
As of September 30, 2014, ASB had an unrealized loss, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI of $2 million compared to an unrealized loss, net of taxes, on available-for-sale investments and mortgage-related securities (including securities pledged for repurchase agreements) in AOCI of $4 million as of December 31, 2013. See “Item 3. Quantitative and qualitative disclosures about market risk.”
During the first nine months of 2014, ASB recorded a provision for loan losses of $3.6 million primarily due to growth in the loan portfolio and net charge-offs during the year for consumer loans. During the first nine months of 2013, ASB recorded a provision for loan losses of $1.0 million primarily due to net charge-offs during the year for consumer, commercial and HELOC loans, and growth in the loan portfolio, partly offset by the release of reserves for the credit card and residential land loan portfolio. Financial stress on ASB’s customers may result in higher levels of delinquencies and losses.

	Nine months ended September 30		Year ended December 31
(in thousands)	2014	2013	2013
Allowance for loan losses, January 1	$40,116	$41,985	$41,985
Provision for loan losses	3,566	953	1,507
Less: net charge-offs	221	1,886	3,376
Allowance for loan losses, end of period	$43,461	$41,052	$40,116
Ratio of allowance for loan losses, end of period, to end of period loans outstanding	1.00%	1.01%	0.97%
Ratio of net charge-offs during the period to average loans outstanding (annualized)	0.01%	0.06%	0.09%
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
Commitments and contingencies.  See Note 4 of the Consolidated Financial Statements.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. ASB has been monitoring its loan exposure on properties most likely to be impacted by the projected path of the lava flow. At September 30, 2014, the outstanding amount of the residential, commercial real estate and home equity lines of credit loans collateralized by property in areas most likely affected by the lava flow totaled $13 million. For residential 1-4 mortgages in the area, ASB required lava insurance to cover the dwelling replacement cost as a condition of making the loan. The impact to property values and borrowers’ ability to repay their loans as a result of the lava flow cannot be determined at this time, but ASB does not expect the impact to be material.
FINANCIAL CONDITION
Liquidity and capital resources.

(dollars in millions)	September 30, 2014	December 31, 2013	% change
Total assets	$5,442	$5,244	4
Available-for-sale investment and mortgage-related securities	532	529	—
Loans receivable held for investment, net	4,292	4,110	4
Deposit liabilities	4,534	4,372	4
Other bank borrowings	263	245	8
As of September 30, 2014, ASB was one of Hawaii’s largest financial institutions based on assets of $5.4 billion and deposits of $4.5 billion.
As of September 30, 2014, ASB’s unused FHLB borrowing capacity was approximately $1.2 billion. As of September 30, 2014, ASB had commitments to borrowers for loan commitments and unused lines and letters of credit of $1.8 billion. There were no commitments to lend to borrowers whose loan terms have been impaired or modified in troubled debt restructurings. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
For the nine months ended September 30, 2014, net cash provided by ASB’s operating activities was $38 million. Net cash used during the same period by ASB’s investing activities was $170 million, primarily due to a net increase in loans receivable of $185 million, purchases of investment and mortgage-related securities of $131 million and additions to premises and equipment of $7 million, partly offset by proceeds from the sale of investment securities of $80 million, repayments of investment and mortgage-related securities of $53 million, redemption of stock from the FHLB of Seattle of $17 million and proceeds from the sale of real estate owned of $3 million. Net cash provided by financing activities during this period was $148 million, primarily due to increases in deposit liabilities of $161 million, proceeds from securities sold under agreements to repurchase of $15 million and a net increase in FHLB advances of $10 million, partly offset by a net decrease in retail repurchase agreements and mortgage escrow deposits of $6 million and $5 million, respectively, and the payment of $27 million in common stock dividends to HEI (through ASHI).
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of September 30, 2014, ASB was well-capitalized (minimum ratio requirements noted in parentheses) with a leverage ratio of 9.1% (5.0%), a Tier-1 risk-based capital ratio of 11.5% (6.0%) and a total risk-based capital ratio of 12.6% (10.0%). FRB approval is required before ASB can pay a dividend or otherwise make a capital distribution to HEI (through ASHI).
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
ASB’s interest-rate risk sensitivity measures as of September 30, 2014 and December 31, 2013 constitute “forward-looking statements” and were as follows:

Change in interest rates	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
(basis points)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
+300	1.5%	1.3%	(10.7)%	(10.7)%
+200	0.4	0.3	(6.4)	(6.9)
+100	—	—	(2.7)	(3.3)
-100	(0.5)	(0.5)	(0.8)	0.6
 Management believes that ASB’s interest rate risk position as of September 30, 2014 represents a reasonable level of risk. The net interest income (NII) profile under the rising interest rate scenarios was flat for small rate changes and more asset sensitive for larger rate increases as of September 30, 2014 compared to December 31, 2013 due to changes in the mix of assets.
ASB’s base economic value of equity (EVE) increased to $931 million as of September 30, 2014 compared to $906 million as of December 31, 2013 due to the increase in capital.
The change in EVE was less sensitive in the increasing rate scenarios as of September 30, 2014 compared to December 31, 2013 due to the decrease in long rates resulting in a shorter duration for mortgage-related assets and growth in the short duration consumer and commercial loan portfolios.
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

Item 4. Controls and Procedures
HEI:
Changes in Internal Control over Financial Reporting
During the third quarter of 2014, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of September 30, 2014. Based on their evaluations, as of September 30, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:
(1)   is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and
(2)   is accumulated and communicated to HEI management, including HEI’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Hawaiian Electric:
Changes in Internal Control over Financial Reporting
During the third quarter of 2014, there were no changes in internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of Hawaiian Electric and its subsidiaries’ internal control over financial reporting as of September 30, 2014 that has materially affected, or is reasonably likely to materially affect, Hawaiian Electric and its subsidiaries’ internal control over financial reporting.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Alan M. Oshima, Hawaiian Electric Chief Executive Officer, and Tayne S. Y. Sekimura, Hawaiian Electric Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Electric as of September 30, 2014. Based on their evaluations, as of September 30, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:
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
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to 31, 2014	58,170	$24.31	—	NA
August 1 to 31, 2014	19,350	$24.09	—	NA
September 1 to 30, 2014	319,827	$25.66	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the shares listed in column (a), all of the 58,170 shares, all of the 19,350 shares and 286,627 of the 319,827 shares were purchased for the DRIP, none of the 58,170 shares, none of the 19,350 shares and 28,500 of the 319,827 shares were purchased for the HEIRSP and the remainder was purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.
Item 5. Other Information
A.            Ratio of earnings to fixed charges.

	Nine months ended September 30		Years ended December 31
	2014	2013	2013	2012	2011	2010	2009
HEI and Subsidiaries
Excluding interest on ASB deposits	3.89	3.56	3.53	3.28	3.22	2.89	2.29
Including interest on ASB deposits	3.75	3.43	3.40	3.14	3.03	2.64	1.95
Hawaiian Electric and Subsidiaries	4.19	3.68	3.72	3.37	3.52	2.88	2.99
 See HEI Exhibit 12.1 and Hawaiian Electric Exhibit 12.2.

Item 6. Exhibits

HEI Exhibit 4	Letter Amendment effective October 1, 2014 to Trust Agreement (dated as of September 4, 2012) between HEI and ASB and Fidelity Management Trust Company

HEI Exhibit 12.1
Hawaiian Electric Industries, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2014 and 2013 and years ended December 31, 2013, 2012, 2011, 2010 and 2009

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

Hawaiian Electric Exhibit 10.1
First Amendment, dated August 27, 2014, to Low Sulfur Fuel Oil Supply Contract by and between Chevron Products Company and Hawaiian Electric, dated August 24, 2012 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly)

Hawaiian Electric Exhibit 10.2
Third Amendment, dated August 27, 2014, to the Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract, dated November 14, 1997, as amended, between Hawaiian Electric, Maui Electric and Hawaii Electric Light and Chevron Products Company

Hawaiian Electric Exhibit 12.2
Hawaiian Electric Company, Inc. and Subsidiaries
Computation of ratio of earnings to fixed charges, nine months ended September 30, 2014 and 2013 and years ended December 31, 2013, 2012, 2011, 2010 and 2009

Hawaiian Electric Exhibit 31.3	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer)

Hawaiian Electric Exhibit 31.4	Certification Pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer)

Hawaiian Electric Exhibit 32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized. The signature of the undersigned companies shall be deemed to relate only to matters having reference to such companies and any subsidiaries thereof.

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
(Registrant)		(Registrant)

By	/s/ Constance H. Lau	By	/s/ Alan M. Oshima
	Constance H. Lau		Alan M. Oshima
	President and Chief Executive Officer		President and Chief Executive Officer
	(Principal Executive Officer of HEI)		(Principal Executive Officer of Hawaiian Electric)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and		Senior Vice President
	Chief Financial Officer		and Chief Financial Officer
	(Principal Financial and Accounting		(Principal Financial Officer of Hawaiian Electric)
Officer of HEI)

Date: November 6, 2014		Date: November 6, 2014