Form 10-K
period 2014-12-31
HAWAIIAN ELECTRIC INDUSTRIES INC; HAWAIIAN ELECTRIC CO INC
filed 2015-02-26
CIK 354707, 46207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	I.R.S. Employer Identification No.
1-8503	HAWAIIAN ELECTRIC INDUSTRIES, INC., a Hawaii corporation 1001 Bishop Street, Suite 2900, Honolulu, Hawaii 96813 Telephone (808) 543-5662	99-0208097
1-4955	HAWAIIAN ELECTRIC COMPANY, INC., a Hawaii corporation 900 Richards Street, Honolulu, Hawaii 96813 Telephone (808) 543-7771	99-0040500

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
Hawaiian Electric Industries, Inc.	Common Stock, Without Par Value	New York Stock Exchange
Hawaiian Electric Company, Inc.	Guarantee with respect to 6.50% Cumulative Quarterly Income Preferred Securities Series 2004 (QUIPSSM) of HECO Capital Trust III	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Hawaiian Electric Industries, Inc.	None
Hawaiian Electric Company, Inc.	Cumulative Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Hawaiian Electric Industries Inc. Yes X No	Hawaiian Electric Company, Inc. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Hawaiian Electric Industries Inc. Yes No X	Hawaiian Electric Company, Inc. Yes No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Hawaiian Electric Industries Inc. Yes X No	Hawaiian Electric Company, Inc. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Hawaiian Electric Industries Inc. Yes X No	Hawaiian Electric Company, Inc. Yes X No

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

Hawaiian Electric Industries Inc.	Large accelerated filer X Accelerated filer Non-accelerated filer (Do not check if a smaller reporting company) Smaller reporting company	Hawaiian Electric Company, Inc.	Large accelerated filer Accelerated filer Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Hawaiian Electric Industries Inc. Yes No X	Hawaiian Electric Company, Inc. Yes No X

	Aggregate market value of the voting and non- voting common equity held by non-affiliates of the registrants as of	Number of shares of common stock outstanding of the registrants as of
	June 30, 2014	June 30, 2014	February 13, 2015
Hawaiian Electric Industries, Inc. (HEI)	$2,571,503,656	101,560,176 (Without par value)	102,710,867 (Without par value)
Hawaiian Electric Company, Inc. (Hawaiian Electric)	None	15,429,105 ($6 2/3 par value)	15,805,327 ($6 2/3 par value)

DOCUMENTS INCORPORATED BY REFERENCE

Hawaiian Electric’s Exhibit 99.1, consisting of:
Hawaiian Electric’s Directors, Executive Officers and Corporate Governance—Part III
Hawaiian Electric’s Executive Compensation—Part III
Hawaiian Electric’s Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—
Part III
Hawaiian Electric’s Certain Relationships and Related Transactions, and Director Independence—Part III
Hawaiian Electric’s Principal Accounting Fees and Services—Part III

This combined Form 10-K represents separate filings by Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc. Information contained herein relating to any individual registrant is filed by each registrant on its own behalf. Hawaiian Electric makes no representations as to any information not relating to it or its subsidiaries.

i

GLOSSARY OF TERMS
Defined below are certain terms used in this report:

Terms	Definitions

ABO	Accumulated benefit obligation
AES Hawaii	AES Hawaii, Inc.
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
AOS	Adequacy of supply
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligations
ASB	American Savings Bank, F.S.B., a wholly-owned subsidiary of American Savings Holdings, Inc.
ASB Hawaii	ASB Hawaii, Inc. (formerly American Savings Holdings, Inc.), a wholly-owned subsidiary of Hawaiian Electric Industries, Inc. and the parent company of American Savings Bank, F.S.B.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Btu	British thermal unit
CAA	Clean Air Act
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Chevron	Chevron Products Company, a fuel oil supplier
CIP	Campbell Industrial Park
CIS	Customer Information System
Company
When used in Hawaiian Electric Industries, Inc. sections and in the Notes to Consolidated Financial Statements, “Company” refers to Hawaiian Electric Industries, Inc. and its direct and indirect subsidiaries, including, without limitation, Hawaiian Electric Company, Inc. and its subsidiaries (listed under Hawaiian Electric); ASB Hawaii, Inc. and its subsidiary, American Savings Bank, F.S.B.; HEI Properties, Inc.; Hawaiian Electric Industries Capital Trust II and Hawaiian Electric Industries Capital Trust III (inactive financing entities); and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.).
When used in Hawaiian Electric Company, Inc. sections, “Company” refers to Hawaiian Electric Company, Inc. and its direct subsidiaries.

Consolidated Financial Statements	HEI’s and Hawaiian Electric's combined Consolidated Financial Statements, including notes, in Item 8 of this Form 10-K
Consumer Advocate	Division of Consumer Advocacy, Department of Commerce and Consumer Affairs of the State of Hawaii
CT-1	Combustion turbine No. 1
D&O	Decision and order
DBEDT	State of Hawaii Department of Business Economic Development and Tourism
DBF	State of Hawaii Department of Budget and Finance
DG	Distributed generation
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOH	Department of Health of the State of Hawaii
DRIP	HEI Dividend Reinvestment and Stock Purchase Plan
DSM	Demand-side management
ECAC	Energy cost adjustment clause
EGU	Electrical generating unit
EIP	2010 Executive Incentive Plan, as amended
Energy Agreement
Agreement, dated October 20, 2008, signed by the Governor of the State of Hawaii, the State of Hawaii Department of Business, Economic Development and Tourism, the Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs, and Hawaiian Electric, for itself and on behalf of its electric utility subsidiaries, committing to actions to develop renewable energy and reduce dependence on fossil fuels in support of the HCEI. In September 2014, the parties to the Energy Agreement concluded that the agreements and policy directives in the Energy Agreement had been advanced or superseded by subsequent events, as well as by decisions and orders issued by the PUC, and accordingly ended the Energy Agreement as of September 14, 2014.

EOTP	East Oahu Transmission Project
EPA	Environmental Protection Agency - federal
EPS	Earnings per share

GLOSSARY OF TERMS (continued)

Terms	Definitions

ERISA	Employee Retirement Income Security Act of 1974, as amended
ERL	Environmental Response Law of the State of Hawaii
Exchange Act	Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
federal	U.S. Government
FERC	Federal Energy Regulatory Commission
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Financing Corporation
Fitch	Fitch Ratings, Inc.
FNMA	Federal National Mortgage Association
FRB	Federal Reserve Board
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GNMA	Government National Mortgage Association
Gramm Act	Gramm-Leach-Bliley Act of 1999
HCEI	Hawaii Clean Energy Initiative
HC&S	Hawaiian Commercial & Sugar Company, a division of A&B-Hawaii, Inc.
Hawaii Electric Light	Hawaii Electric Light Company, Inc., an electric utility subsidiary of Hawaiian Electric Company, Inc.
Hawaiian Electric
Hawaiian Electric Company, Inc., an electric utility subsidiary of Hawaiian Electric Industries, Inc. and parent company of Hawaii Electric Light Company, Inc., Maui Electric Company, Limited, HECO Capital Trust III (unconsolidated financing subsidiary), Renewable Hawaii, Inc. and Uluwehiokama Biofuels Corp.

Hawaiian Electric’s MD&A	Hawaiian Electric Company, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEI
Hawaiian Electric Industries, Inc., direct parent company of Hawaiian Electric Company, Inc., ASB Hawaii, Inc., HEI Properties, Inc., Hawaiian Electric Industries Capital Trust II, Hawaiian Electric Industries Capital Trust III and The Old Oahu Tug Service, Inc. (formerly Hawaiian Tug & Barge Corp.).

HEI’s MD&A	Hawaiian Electric Industries, Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K
HEIPI	HEI Properties, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
HEIRSP	Hawaiian Electric Industries Retirement Savings Plan
HEP	Hamakua Energy Partners, L.P., formerly known as Encogen Hawaii, L.P.
HTB
Hawaiian Tug & Barge Corp. On November 10, 1999, HTB sold substantially all of its operating assets and the stock of its subsidiary, Young Brothers, Limited, and changed its name to The Old Oahu Tug Services, Inc.

HPower	City and County of Honolulu with respect to a power purchase agreement for a refuse-fired plant
IPP	Independent power producer
IRP	Integrated resource plan
IRR	Interest rate risk
Kalaeloa	Kalaeloa Partners, L.P.
kV	Kilovolt
kW	Kilowatt/s (as applicable)
KWH	Kilowatthour/s (as applicable)
LSFO	Low sulfur fuel oil
LTIP	Long-term incentive plan
Maui Electric	Maui Electric Company, Limited, an electric utility subsidiary of Hawaiian Electric Company, Inc.
MBtu	Million British thermal unit
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Merger
As provided in the Merger Agreement, merger of Merger Sub I with and into HEI, with HEI surviving, and then merger of HEI with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE

GLOSSARY OF TERMS (continued)

Terms	Definitions

Merger Agreement	Agreement and Plan of Merger by and among HEI, NEE, Merger Sub II and Merger Sub I, dated December 3, 2014
Merger Sub I	NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE
Merger Sub II	NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE
Moody’s	Moody’s Investors Service’s
MSFO	Medium sulfur fuel oil
MOU	Memorandum of Understanding
MW	Megawatt/s (as applicable)
NA	Not applicable
NAAQS	National Ambient Air Quality Standard
NEE	NextEra Energy, Inc.
NII	Net interest income
NM	Not meaningful
NPBC	Net periodic benefits costs
NQSO	Nonqualified stock options
O&M	Other operation and maintenance
OCC	Office of the Comptroller of the Currency
OPEB	Postretirement benefits other than pensions
OTS	Office of Thrift Supervision, Department of Treasury
OTTI	Other-than-temporary impairment
PBO	Projected benefit obligation
PCB	Polychlorinated biphenyls
PGV	Puna Geothermal Venture
PPA	Power purchase agreement
PPAC	Purchased power adjustment clause
PSD	Prevention of Significant Deterioration
PUC	Public Utilities Commission of the State of Hawaii
PURPA	Public Utility Regulatory Policies Act of 1978
QF	Qualifying Facility under the Public Utility Regulatory Policies Act of 1978
QTL	Qualified Thrift Lender
RAM	Rate adjustment mechanism
RBA	Revenue balancing account
Registrant	Each of Hawaiian Electric Industries, Inc. and Hawaiian Electric Company, Inc.
REIP	Renewable Energy Infrastructure Program
RFP	Request for proposals
RHI	Renewable Hawaii, Inc., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
ROA	Return on assets
ROACE	Return on average common equity
RORB	Return on rate base
RPS	Renewable portfolio standards
S&P	Standard & Poor’s
SAR	Stock appreciation right
SEC	Securities and Exchange Commission
See	Means the referenced material is incorporated by reference (or means refer to the referenced section in this document or the referenced exhibit or other document)
SLHCs	Savings & Loan Holding Companies
SOIP	1987 Stock Option and Incentive Plan, as amended
Spin-Off	The distribution to HEI shareholders of all of the common stock of ASB Hawaii immediately prior to the Merger
SPRBs	Special Purpose Revenue Bonds
ST	Steam turbine
state	State of Hawaii
TDR	Troubled debt restructuring

GLOSSARY OF TERMS (continued)

Terms	Definitions

Tesoro	Tesoro Hawaii Corporation dba BHP Petroleum Americas Refining Inc., a fuel oil supplier
TOOTS	The Old Oahu Tug Service, Inc., a wholly-owned subsidiary of Hawaiian Electric Industries, Inc.
Trust III	HECO Capital Trust III
UBC	Uluwehiokama Biofuels Corp., a wholly-owned nonregulated subsidiary of Hawaiian Electric Company, Inc.
Utilities	Hawaiian Electric Company, Inc., Hawaii Electric Light Company, Inc. and Maui Electric Company, Limited
VIE	Variable interest entity

v

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
Risks, uncertainties and other important factors that could cause actual results to differ materially from those described in forward-looking statements and from historical results include, but are not limited to, the following:

•
the successful and timely completion of the proposed Merger with NextEra Energy, Inc. (NEE), which could be materially and adversely affected by, among other things, resolving the litigation brought in connection with the proposed Merger, the timing and terms and conditions of required governmental and regulatory approvals, the ability to obtain the required shareholder approval and the ability to maintain relationships with employees, customers or suppliers, as well as the ability to integrate the businesses;

•	the ability of ASB to operate successfully after the Spin-Off of its parent ASB Hawaii;

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

•
the PUC’s potential delay in considering (and potential disapproval of actual or proposed) Hawaii Clean Energy Initiative (HCEI)-related costs; reliance by the Utilities on outside parties such as the state, independent power producers (IPPs) and developers; potential changes in political support for the HCEI; and uncertainties surrounding wind power, proposed undersea cables, biofuels, environmental assessments and the impacts of implementation of the HCEI on future costs of electricity);

•
the ability of the Utilities to develop, implement and recover the costs of implementing the Utilities’ action plans and business model changes that are being developed in response to the four orders that the Public Utilities Commission of the State of Hawaii (PUC) issued in April 2014, in which the PUC: directed the Utilities to develop, among other things, Power Supply Improvement Plans, a Demand Response Portfolio Plan and a Distributed Generation Interconnection Plan; described the PUC’s inclinations on the future of Hawaii’s electric utilities and the vision, business strategies and regulatory policy changes required to align the Utilities’ business model with customer interests and the state’s public policy goals; and emphasized the need to “leap ahead” of other states in creating a 21st century generation system and modern transmission and distribution grids;

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

•
the continued availability to the electric utilities of other cost recovery mechanisms, including the purchased power adjustment clauses (PPACs), rate adjustment mechanisms (RAMs) and pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, and the continued decoupling of revenues from sales to mitigate the effects of declining kilowatthour sales;

•	the impact of fuel price volatility on customer satisfaction and political and regulatory support for the Utilities;

•
the risks associated with increasing reliance on renewable energy, including the availability and cost of non-fossil fuel supplies for renewable energy generation and the operational impacts of adding intermittent sources of renewable energy to the electric grid;

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

•	the ability of the Utilities to recover increasing costs and earn a reasonable return on capital investments not covered by RAMs;

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

•
the risks of suffering losses and incurring liabilities that are uninsured (e.g., damages to the Utilities’ transmission and distribution system and losses from business interruption) or underinsured (e.g., losses not covered as a result of insurance deductibles or other exclusions or exceeding policy limits); and

•
other risks or uncertainties described elsewhere in this report (e.g., Item 1A. Risk Factors) and in other reports previously and subsequently filed by HEI and/or Hawaiian Electric with the Securities and Exchange Commission (SEC).

Forward-looking statements speak only as of the date of the report, presentation or filing in which they are made. Except to the extent required by the federal securities laws, HEI, Hawaiian Electric, ASB and their subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS
HEI Consolidated
HEI and subsidiaries and lines of business.  HEI was incorporated in 1981 under the laws of the State of Hawaii and is a holding company with its principal subsidiaries engaged in electric utility and banking businesses operating primarily in the State of Hawaii. HEI’s predecessor, Hawaiian Electric, was incorporated under the laws of the Kingdom of Hawaii (now the State of Hawaii) on October 13, 1891. As a result of a 1983 corporate reorganization, Hawaiian Electric became an HEI subsidiary and common shareholders of Hawaiian Electric became common shareholders of HEI.
Hawaiian Electric and its operating utility subsidiaries, Hawaii Electric Light Company, Inc. (Hawaii Electric Light) and Maui Electric Company, Limited (Maui Electric), are regulated electric public utilities. Hawaiian Electric also owns all the common securities of HECO Capital Trust III (a Delaware statutory trust), which was formed to effect the issuance of $50 million of cumulative quarterly income preferred securities in 2004, for the benefit of Hawaiian Electric, Hawaii Electric Light and Maui Electric. In December 2002, Hawaiian Electric formed a subsidiary, Renewable Hawaii, Inc., to invest in renewable energy projects, but it has made no investments and currently is inactive. In September 2007, Hawaiian Electric formed another subsidiary, Uluwehiokama Biofuels Corp. (UBC), to invest in a biodiesel refining plant to be built on the island of Maui, which project has been terminated.
Besides Hawaiian Electric and its subsidiaries, HEI also currently owns directly or indirectly the following subsidiaries: ASB Hawaii, Inc. (ASB Hawaii) (a holding company, formerly known as American Savings Holdings, Inc.) and its subsidiary, American Savings Bank, F.S.B. (ASB); HEI Properties, Inc. (HEIPI); Hawaiian Electric Industries Capital Trusts II and III (both formed in 1997 to be available for trust securities financings); and The Old Oahu Tug Service, Inc. (TOOTS).
ASB, acquired by HEI in 1988, is one of the largest financial institutions in the State of Hawaii with assets of $5.6 billion as of December 31, 2014.
HEIPI, whose predecessor company was formed in February 1998, holds venture capital investments with a carrying value of $0.1 million as of December 31, 2014.
TOOTS administers certain employee and retiree-related benefit programs and monitors matters related to its predecessor’s former maritime freight transportation operations.
The proposed Merger and Merger Agreement. On December 3, 2014, HEI, NextEra Energy, Inc., a Florida corporation (NEE), NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE (Merger Sub II) and NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE (Merger Sub I), entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides for Merger Sub I to merge with and into HEI, with HEI surviving, and then for HEI to merge with and into Merger Sub II, with Merger Sub II surviving (the Merger). The Merger Agreement provides that, prior to completion of the Merger, HEI will distribute to its shareholders, on a pro-rata basis, all of the issued and outstanding shares of ASB Hawaii, Inc., a Hawaii corporation and wholly owned subsidiary of HEI and direct parent company of ASB (the Spin-Off). The closing of the Merger is subject to various conditions, including federal and state regulatory approvals and the approval of holders of 75% of the outstanding shares of HEI common stock. For additional information concerning the proposed Merger, see Note 2 of the Consolidated Financial Statements.
Additional information.  For additional information about the Company required by this item, see HEI’s “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (HEI’s MD&A), HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and HEI’s Consolidated Financial Statements.
The Company’s website address is www.hei.com. The information on the Company’s website is not incorporated by reference in this annual report on Form 10-K unless, and except to the extent, specifically incorporated herein by reference. HEI and Hawaiian Electric currently make available free of charge through this website their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports (since 1994) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. HEI and Hawaiian Electric intend to continue to use HEI’s website as a means of disclosing additional information. Such disclosures will be included on HEI’s website in the Investor Relations section. Accordingly, investors should routinely monitor such portions of HEI’s website, in addition to following HEI’s, Hawaiian Electric’s and ASB’s press releases, SEC filings and public conference calls and webcasts. Investors may also wish to refer to the PUC website at dms.puc.hawaii.gov/dms in order to review documents filed with and issued by the PUC. No information at the PUC website is incorporated herein by reference.

Commitments and contingencies.  See “HEI Consolidated—Liquidity and capital resources –Selected contractual obligations and commitments” in HEI’s MD&A, Hawaiian Electric’s “Commitments and contingencies” below and Notes 2 and 5 of the Consolidated Financial Statements.
Regulation.  HEI and Hawaiian Electric are each holding companies within the meaning of the Public Utility Holding Company Act of 2005 and implementing regulations, which requires holding companies and their subsidiaries to grant the Federal Energy Regulatory Commission (FERC) access to books and records relating to FERC’s jurisdictional rates. FERC granted HEI and Hawaiian Electric a waiver from its record retention, accounting and reporting requirements, effective May 2006.
HEI is subject to an agreement entered into with the PUC (the PUC Agreement) which, among other things, requires PUC approval of any change in control of HEI, including the proposed Merger. See “PUC application” in Note 2 to the Consolidated Financial Statements. The PUC Agreement also requires HEI to provide the PUC with periodic financial information and other reports concerning intercompany transactions and other matters. It also prohibits the electric utilities from loaning funds to HEI or its nonutility subsidiaries and from redeeming common stock of the electric utility subsidiaries without PUC approval. Further, the PUC could limit the ability of the electric utility subsidiaries to pay dividends on their common stock. See “Restrictions on dividends and other distributions” and “Electric utility—Regulation” below.
HEI and ASB Hawaii are subject to Federal Reserve Board (FRB) registration, supervision and reporting requirements as savings and loan holding companies. As a result of the enactment of the Dodd-Frank Act, supervision and regulation of HEI and ASB Hawaii, as thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the Office of the Comptroller of the Currency (OCC) in July 2011. In the event the OCC has reasonable cause to believe that any activity of HEI or ASB Hawaii constitutes a serious risk to the financial safety, soundness or stability of ASB, the OCC is authorized to impose certain restrictions on HEI, ASB Hawaii and/or any of their subsidiaries. Possible restrictions include precluding or limiting: (i) the payment of dividends by ASB; (ii) transactions between ASB, HEI or ASB Hawaii, and their subsidiaries or affiliates; and (iii) any activities of ASB that might expose ASB to the liabilities of HEI and/or ASB Hawaii and their other affiliates. See “Restrictions on dividends and other distributions” below.
Bank regulations generally prohibit savings and loan holding companies and their nonthrift subsidiaries from engaging in activities other than those which are specifically enumerated in the regulations. However, the unitary savings and loan holding company relationship among HEI, ASB Hawaii and ASB is “grandfathered” under the Gramm-Leach-Bliley Act of 1999 (Gramm Act) so that HEI and its subsidiaries are able to continue to engage in their current activities so long as ASB satisfies the qualified thrift lender (QTL) test discussed under “Bank—Regulation—Qualified thrift lender test.” ASB met the QTL test at all times during 2014; however, the failure of ASB to satisfy the QTL test in the future could result in a need for HEI to divest ASB. If the Spin-Off and Merger are completed, these regulatory limitations will be eliminated since ASB Hawaii and ASB will no longer be affiliated with HEI and will not become affiliates of NextEra.
HEI is also affected by provisions of the Dodd-Frank Act relating to corporate governance and executive compensation, including provisions requiring shareholder “say on pay” and “say on pay frequency” votes, mandating additional disclosures concerning executive compensation and compensation consultants and advisors and further restricting proxy voting by brokers in the absence of instructions. See “Bank—Legislation and regulation” in HEI’s MD&A for a discussion of effects of the Dodd-Frank Act on HEI and ASB.
Restrictions on dividends and other distributions.  HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, HEI’s principal sources of funds are dividends or other distributions from its operating subsidiaries, borrowings and sales of equity. The rights of HEI and, consequently, its creditors and shareholders, to participate in any distribution of the assets of any of its subsidiaries are subject to the prior claims of the creditors and preferred shareholders of such subsidiary, except to the extent that claims of HEI in its capacity as a creditor are recognized as primary.
The abilities of certain of HEI’s subsidiaries to pay dividends or make other distributions to HEI are subject to contractual and regulatory restrictions. Under the PUC Agreement, in the event that the consolidated common stock equity of the electric utility subsidiaries falls below 35% of the total capitalization of the electric utilities (including the current maturities of long-term debt, but excluding short-term borrowings), the electric utility subsidiaries would, absent PUC approval, be restricted in their payment of cash dividends to 80% of the earnings available for the payment of dividends in the current fiscal year and preceding five years, less the amount of dividends paid during that period. The PUC Agreement also provides that the foregoing dividend restriction shall not be construed as relinquishing any right the PUC may have to review the dividend policies of the electric utility subsidiaries. As of December 31, 2014, the consolidated common stock equity of HEI’s electric utility subsidiaries was 56% of their total capitalization (as calculated for purposes of the PUC Agreement). As of December 31, 2014, Hawaiian Electric and its subsidiaries had common stock equity of $1.7 billion of which approximately $668 million was not available for transfer to HEI without regulatory approval.

The ability of ASB to make capital distributions to HEI and other affiliates is restricted under federal law. Subject to a limited exception for stock redemptions that do not result in any decrease in ASB’s capital and would improve ASB’s financial condition, ASB is prohibited from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person if, following the distribution or payment, ASB would be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized. See “Bank—Regulation—Prompt corrective action.” All capital distributions are subject to prior approval by the OCC and FRB. Also see Note 14 to the Consolidated Financial Statements.
HEI and its subsidiaries are also subject to debt covenants, preferred stock resolutions and the terms of guarantees that could limit their respective abilities to pay dividends. The Company does not expect that the regulatory and contractual restrictions applicable to HEI and/or its subsidiaries will significantly affect the operations of HEI or its ability to pay dividends on its common stock, including the special dividend expected to be paid to shareholders of HEI if the Merger is consummated.
Environmental regulation.  HEI and its subsidiaries are subject to federal and state statutes and governmental regulations pertaining to water quality, air quality and other environmental factors. See the “Environmental regulation” discussions in the “Electric utility” and “Bank” sections below.
Securities ratings.  See the Fitch Ratings, Inc. (Fitch), Moody’s Investors Service’s (Moody’s) and Standard & Poor’s (S&P) ratings of HEI’s and Hawaiian Electric’s securities and discussion under “Liquidity and capital resources” (both “HEI Consolidated” and “Electric utility”) in HEI’s MD&A. These ratings reflect only the view, at the time the ratings are issued, of the applicable rating agency from whom an explanation of the significance of such ratings may be obtained. There is no assurance that any such credit rating will remain in effect for any given period of time or that such rating will not be lowered, suspended or withdrawn entirely by the applicable rating agency if, in such rating agency’s judgment, circumstances so warrant. Any such lowering, suspension or withdrawal of any rating may have an adverse effect on the market price or marketability of HEI’s and/or Hawaiian Electric’s securities, which could increase the cost of capital of HEI and Hawaiian Electric, and could affect costs, including interest charges, under HEI's and/or Hawaiian Electric's debt securities and credit facilities. Neither HEI nor Hawaiian Electric management can predict future rating agency actions or their effects on the future cost of capital of HEI or Hawaiian Electric.
Revenue bonds have been issued by the Department of Budget and Finance of the State of Hawaii for the benefit of Hawaiian Electric and its subsidiaries, but the source of their repayment are the unsecured obligations of Hawaiian Electric and its subsidiaries under loan agreements and notes issued to the Department, including Hawaiian Electric’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on revenue bonds currently outstanding and issued prior to 2009 are insured, but the ratings of these insurers have been withdrawn—see “Electric Utility—Liquidity and capital resources” in HEI’s MD&A.
Employees.  The Company had full-time employees as follows:

December 31	2014	2013	2012	2011	2010
HEI	44	43	42	40	34
Hawaiian Electric and its subsidiaries	2,759	2,764	2,658	2,518	2,317
ASB and its subsidiaries	1,162	1,159	1,170	1,096	1,075
	3,965	3,966	3,870	3,654	3,426
The employees of HEI and its direct and indirect subsidiaries, other than the electric utilities, are not covered by any collective bargaining agreement. The International Brotherhood of Electrical Workers Local 1260 represents roughly half of the Utilities' workforce covered by a collective bargaining agreement that expires on October 31, 2018.
Properties.  HEI leases office space from nonaffiliated lessors in downtown Honolulu under leases that expire in March 2016 and December 2017. See the discussions under “Electric Utility” and “Bank” below for a description of properties owned by HEI subsidiaries.

Electric utility
Hawaiian Electric and subsidiaries and service areas.  Hawaiian Electric, Hawaii Electric Light and Maui Electric (Utilities) are regulated operating electric public utilities engaged in the production, purchase, transmission, distribution and sale of electricity on the islands of Oahu; Hawaii; and Maui, Lanai and Molokai, respectively. Hawaiian Electric acquired Maui Electric in 1968 and Hawaii Electric Light in 1970. In 2014, the electric utilities’ revenues and net income amounted to approximately 92% and 82%, respectively, of HEI’s consolidated revenues and net income, compared to approximately 92% and 76% in 2013 and approximately 92% and 72% in 2012, respectively.
The islands of Oahu, Hawaii, Maui, Lanai and Molokai have a combined population estimated at 1.3 million, or approximately 95% of the total population of the State of Hawaii, and comprise a service area of 5,815 square miles. The principal communities served include Honolulu (on Oahu), Hilo and Kona (on Hawaii) and Wailuku and Kahului (on Maui). The service areas also include numerous suburban communities, resorts, U.S. Armed Forces installations and agricultural operations. The state has granted Hawaiian Electric, Hawaii Electric Light and Maui Electric nonexclusive franchises, which authorize the Utilities to construct, operate and maintain facilities over and under public streets and sidewalks. Each of these franchises will continue in effect for an indefinite period of time until forfeited, altered, amended or repealed.
Sales of electricity.

Years ended December 31	2014		2013		2012
(dollars in thousands)	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues	Customer accounts*	Electric sales revenues
Hawaiian Electric	301,953	$2,134,094	299,528	$2,116,214	297,529	$2,216,675
Hawaii Electric Light	83,421	420,647	82,637	430,272	81,792	439,249
Maui Electric	70,042	420,734	69,577	422,205	68,922	436,836
	455,416	$2,975,475	451,742	$2,968,691	448,243	$3,092,760
* As of December 31.
Seasonality.  Kilowatthour (KWH) sales of the Utilities follow a seasonal pattern, but they do not experience extreme seasonal variations due to extreme weather variations experienced by some electric utilities on the U.S. mainland. KWH sales in Hawaii tend to increase in the warmer, more humid months, probably as a result of increased demand for air conditioning.
Significant customers.  The Utilities derived approximately 12%, 11%, and 11% of their operating revenues in 2014, 2013 and 2012, respectively, from the sale of electricity to various federal government agencies.
Under the Energy Policy Act of 2005, the Energy Independence and Security Act of 2007 and/or executive orders: (1) federal agencies must establish energy conservation goals for federally funded programs, (2) goals were set to reduce federal agencies’ energy consumption by 3% per year up to 30% by fiscal year 2015 relative to fiscal year 2003, and (3) renewable energy goals were established for electricity consumed by federal agencies. Hawaiian Electric continues to work with various federal agencies to implement measures that will help them achieve their energy reduction and renewable energy objectives.
Energy Agreement, State of Hawaii and U.S. Department of Energy MOU, energy efficiency and decoupling.  On October 20, 2008, the Governor, the Hawaii Department of Business Economic Development and Tourism (DBEDT), the Consumer Advocate and the Utilities entered into an Energy Agreement pursuant to which they agreed to undertake a number of initiatives to help accomplish the objectives of the Hawaii Clean Energy Initiative (HCEI) established under a memorandum of understanding between the State of Hawaii and U.S. Department of Energy. The primary objective of the HCEI and Energy Agreement was to reduce Hawaii’s dependence on imported fuels through substantial increases in the use of renewable energy and implementation of new programs intended to secure greater energy efficiency and conservation. In September 2014, the parties to the Energy Agreement now regard the agreements and policy directives within the Energy Agreement to have been advanced or superseded by subsequent events, as well as by decisions and orders issued by the PUC, and accordingly have ended the Energy Agreement as of September 14, 2014. On September 15, 2014, the State of Hawaii and the U.S. Department of Energy executed a Memorandum of Understanding (MOU) recognizing that Hawaii is embarking on the next phase of its clean energy future. The MOU provides the framework for a comprehensive, sustained effort to better realize its vast renewable energy potential and allow Hawaii to push forward in three main areas: the power sector, transportation and energy efficiency. This next phase will focus on stimulating deployment of clean energy infrastructure as a catalyst for economic growth, energy system innovation and test bed investments.
One of the initiatives under the Energy Agreement was advanced when, in 2009, the state legislature enacted Act 155, which gave the PUC the authority to establish an Energy Efficiency Portfolio Standard (EEPS) goal of 4,300 GWH of electricity use reductions by 2030. The PUC issued a decision and order (D&O) on January 3, 2012 approving a framework for EEPS that set 2008 as the initial base year for evaluation and linearly allocated the 2030 goal to interim incremental reduction goals of 1,375 GWH by 2015 and 975 GWH by each of the years 2020, 2025 and 2030. These goals may be revised through goal evaluations scheduled every five years or as the result of recommendations by an EEPS technical working group (TWG) for consideration by the PUC. The interim and final reduction goals will be allocated among contributing entities by the EEPS TWG. The PUC may establish penalties in the future for failure to meet the goals. Another of the initiatives under the Energy Agreement was advanced when the PUC approved the implementation of revenue decoupling for the Utilities under which they are allowed to recover PUC-approved revenue requirements that are not based on the amount of electricity sold. Both the EEPS and the implementation of revenue decoupling could have an impact on sales.
The statewide Energy Efficiency Potential Study issued in December 2013 indicated that Hawaii is on track to meet the 2015 interim EEPS target, and that available untapped energy efficiency resources in Hawaii exceed the EEPS goal of 4,300 GWH. The PUC convened a meeting of the EEPS Technical Working Group in January 2014 to review the results of the statewide Energy Efficiency Potential Study. Although the results of the potential study indicate that available untapped energy efficiency resources in Hawaii exceed the overall goal, no changes were made to the goals or Framework that govern the achievement of EEPS. Neither HEI nor Hawaiian Electric management can predict with certainty the impact of these or other governmental mandates, the HCEI or the September 2014 MOU on HEI’s or Hawaiian Electric’s future results of operations, financial condition or liquidity.

Selected consolidated electric utility operating statistics.

Years ended December 31	2014	2013	2012	2011	2010
KWH sales (millions)
Residential	2,379.7	2,450.9	2,582.0	2,769.7	2,830.0
Commercial	3,022.0	3,105.9	3,074.4	3,203.8	3,185.0
Large light and power	3,524.5	3,462.7	3,499.8	3,503.4	3,512.8
Other	50.0	50.0	49.8	50.0	50.8
	8,976.2	9,069.5	9,206.0	9,526.9	9,578.6
KWH net generated and purchased (millions)
Net generated	5,131.3	5,352.0	5,601.7	6,022.2	6,053.6
Purchased	4,306.7	4,195.2	4,093.2	4,009.7	4,062.8
	9,438.0	9,547.2	9,694.9	10,031.9	10,116.4
Losses and system uses (%)	4.7	4.8	4.8	4.8	5.1
Energy supply (December 31)
Net generating capability—MW	1,787	1,787	1,787	1,787	1,785
Firm purchased capability—MW	575	567	545	540	540
	2,362	2,354	2,332	2,327	2,325
Net peak demand—MW1	1,554	1,535	1,535	1,530	1,562
Btu per net KWH generated	10,613	10,570	10,533	10,609	10,617
Average fuel oil cost per Mbtu (cents)	2,087.6	2,103.2	2,210.4	1,986.7	1,404.8
Customer accounts (December 31)
Residential	398,256	394,910	392,025	390,133	388,307
Commercial	54,924	54,616	54,005	53,904	54,374
Large light and power	596	556	577	567	548
Other	1,640	1,660	1,636	1,625	1,627
	455,416	451,742	448,243	446,229	444,856
Electric revenues (thousands)
Residential	$879,605	$892,438	$952,159	$946,653	$781,467
Commercial	1,027,588	1,044,166	1,060,983	1,024,725	814,109
Large light and power	1,051,119	1,015,079	1,062,226	976,949	752,056
Other	17,163	17,008	17,392	16,172	13,004
	$2,975,475	$2,968,691	$3,092,760	$2,964,499	$2,360,636
Average revenue per KWH sold (cents)	33.15	32.73	33.60	31.12	24.65
Residential	36.93	36.41	36.88	34.18	27.61
Commercial	34.00	33.62	34.51	31.99	25.56
Large light and power	29.82	29.31	30.35	27.89	21.41
Other	34.36	34.02	34.93	32.37	25.63
Residential statistics
Average annual use per customer account (KWH)	6,000	6,220	6,596	7,117	7,317
Average annual revenue per customer account	$2,218	$2,265	$2,432	$2,433	$2,021
Average number of customer accounts	396,640	394,024	391,437	389,160	386,767

[1]	Sum of the net peak demands on all islands served, noncoincident and nonintegrated.

Generation statistics.  The following table contains certain generation statistics as of and for the year ended December 31, 2014. The net generating and firm purchased capability available for operation at any given time may be more or less than shown because of capability restrictions or temporary outages for inspection, maintenance, repairs or unforeseen circumstances.

	Island of Oahu- Hawaiian Electric	Island of Hawaii- Hawaii Electric Light	Island of Maui- Maui Electric	Island of Lanai- Maui Electric	Island of Molokai- Maui Electric	Total
Net generating and firm purchased capability (MW) as of December 31, 2014[1]
Conventional oil-fired steam units	1,106.8	63.8	35.9	—	—	1,206.5
Diesel	—	30.8	96.8	10.1	9.6	147.3
Combustion turbines (peaking units)	214.8	—	—	—	—	214.8
Other combustion turbines	—	46.3	—	—	2.2	48.5
Combined-cycle unit	—	56.2	113.6	—	—	169.8
Firm contract power[2]	464.5	94.6	16.0	—	—	575.1
	1,786.1	291.7	262.3	10.1	11.8	2,362.0

Net peak demand (MW)	1,165.0	187.8	190.7	5.0	5.4	1,553.9	[3]
Reserve margin	56.1%	55.3%	37.7%	102.0%	118.5%	54.5%
Annual load factor	69.6%	69.3%	68.1%	63.0%	67.3%	69.3%
KWH net generated and purchased (millions)	7,101.9	1,139.7	1,137.0	27.6	31.8	9,438.0

[1]	Hawaiian Electric units at normal ratings; Maui Electric and Hawaii Electric Light units at reserve ratings.

[2]
Nonutility generators— Hawaiian Electric: 208 MW (Kalaeloa Partners, L.P., oil-fired), 180 MW (AES Hawaii, Inc., coal-fired), 68.5 MW (HPower, refuse-fired) and 8 MW (Airport Dispatchable Standby Generation, biodiesel); Hawaii Electric Light: 34.6 MW (Puna Geothermal Venture, geothermal) and 60 MW (Hamakua Energy Partners, L.P., oil-fired); Maui Electric: 16 MW (Hawaiian Commercial & Sugar Company, primarily bagasse-fired; reduced to 8 MW effective January 1, 2015).

[3]	Noncoincident and nonintegrated.
Generating reliability and reserve margin.  Hawaiian Electric serves the island of Oahu and Hawaii Electric Light serves the island of Hawaii. Maui Electric has three separate electrical systems—one each on the islands of Maui, Molokai and Lanai. Hawaiian Electric, Hawaii Electric Light and Maui Electric have isolated electrical systems that are not currently interconnected to each other or to any other electrical grid and, thus, each maintains a higher level of reserve generation than is typically carried by interconnected mainland U.S. utilities, which are able to share reserve capacity. These higher levels of reserve margins are required to meet peak electric demands, to provide for scheduled maintenance of generating units (including the units operated by IPPs relied upon for firm capacity) and to allow for the forced outage of the largest generating unit in the system.
See “Adequacy of supply” in HEI’s MD&A under “Electric utility.”
Nonutility generation.  The Company has supported state and federal energy policies which encourage the development of renewable energy sources that reduce the use of fuel oil as well as the development of qualifying facilities. The Company’s renewable energy sources and potential sources range from wind, solar, photovoltaic, geothermal, wave and hydroelectric power to energy produced by the burning of bagasse (sugarcane waste), municipal waste and other biofuels.
The rate schedules of the electric utilities contain ECACs and PPACs that allow them to recover costs of fuel and purchase power expenses. The PUC approved the PPACs for the first time for Hawaiian Electric, Hawaii Electric Light and Maui Electric in March 2011, February 2012 and May 2012, respectively.
In addition to the firm capacity PPAs described below, the electric utilities also purchase energy on an as-available basis directly from nonutility generators and through its Feed-In Tariff programs. The electric utilities also receive renewable energy from customers under its Net Energy Metering programs.
The PUC has allowed rate recovery for the firm capacity and purchased energy costs for the electric utilities’ approved firm capacity and as-available energy PPAs.
Hawaiian Electric firm capacity PPAs.  Hawaiian Electric currently has three major PPAs that provide a total of 456.5 MW of firm capacity, representing 26% of Hawaiian Electric’s total net generating and firm purchased capacity on Oahu as of

December 31, 2014. In March 1988, Hawaiian Electric entered into a PPA with AES Barbers Point, Inc. (now known as AES Hawaii, Inc. (AES Hawaii)), a Hawaii-based, indirect subsidiary of The AES Corporation. The agreement with AES Hawaii, as amended, provides that, for a period of 30 years beginning September 1992, Hawaiian Electric will purchase 180 megawatts (MW) of firm capacity. The AES Hawaii 180 MW coal-fired cogeneration plant utilizes a “clean coal” technology and is designed to sell sufficient steam to be a “Qualifying Facility” (QF) under the Public Utility Regulatory Policies Act of 1978 (PURPA). In August 2012, Hawaiian Electric filed an application with the PUC seeking an exemption from the PUC’s Competitive Bidding Framework to negotiate an amendment to the PPA to purchase 186 MW of firm capacity, extend the PPA term until September 2032, and amend the energy pricing formula in the PPA. The PUC approved the exemption in April 2013, and Hawaiian Electric has been in negotiations with AES Hawaii.
In October 1988, Hawaiian Electric entered into an agreement with Kalaeloa Partners, L.P. (Kalaeloa), a limited partnership, which, through affiliates, contracted to design, build, operate and maintain a QF. The agreement with Kalaeloa, as amended, provided that Hawaiian Electric would purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991 and terminating in May 2016. The Kalaeloa facility is a combined-cycle operation, consisting of two oil-fired combustion turbines burning low sulfur fuel oil (LSFO) and a steam turbine that utilizes waste heat from the combustion turbines. Following two additional amendments, effective in 2005, Kalaeloa currently supplies Hawaiian Electric with 208 MW of firm capacity. In January 2011, Hawaiian Electric initiated renegotiation of the agreement with Kalaeloa (exempt from the PUC’s Competitive Bidding Framework).
Hawaiian Electric also entered into a PPA in March 1986 and a firm capacity amendment in April 1991 with the City and County of Honolulu with respect to a refuse-fired plant (HPower). Under the amended PPA, the HPower facility supplied Hawaiian Electric with 46 MW of firm capacity. In May 2012, Hawaiian Electric entered into an amended and restated PPA with the City and County of Honolulu to purchase additional firm capacity (including the then existing 46 MW) from the expanded HPower facility for a term of 20 years from the commercial operation date (April 2, 2013). Under the amended and restated PPA, which the PUC approved, Hawaiian Electric purchases 68.5 MW of firm capacity.
Hawaii Electric Light and Maui Electric firm capacity PPAs.  As of December 31, 2014, Hawaii Electric Light has PPAs for 119.5 MW (of which 94.6 MW are currently available; 3.4 MW are pending and 21.5 MW are expected to be added in 2016) and Maui Electric has a PPA for 16 MW (including 4 MW of system protection) of firm capacity.
Hawaii Electric Light has a 35-year PPA with Puna Geothermal Venture (PGV) for 30 MW of firm capacity from its geothermal steam facility, which will expire on December 31, 2027. In February 2011, Hawaii Electric Light and PGV amended the PPA for the pricing on a portion of the energy payments and entered into a new PPA for Hawaii Electric Light to acquire an additional 8 MW of firm, dispatchable capacity. The PUC approved the amendment and the new PPA in December 2011. PGV’s expansion became commercially operational in March 2012 for a total facility capacity of 34.6 MW.
In October 1997, Hawaii Electric Light entered into an agreement with Encogen, which has been succeeded by Hamakua Energy Partners, L. P. (HEP). The agreement requires Hawaii Electric Light to purchase up to 60 MW (net) of firm capacity for a period of 30 years, expiring on December 31, 2030. The dual-train combined-cycle DTCC facility, which primarily burns naphtha, consists of two oil-fired combustion turbines and a steam turbine that utilizes waste heat from the combustion turbines.
In March 2012, Hawaii Electric Light entered into an agreement with Hu Honua Bioenergy LLC, which requires Hawaii Electric Light to purchase up to 21.5 MW (net) of renewable dispatchable firm capacity for a period of 20 years from its commercial operation date. Hu Honua will restore (i.e., refurbish and modernize) the Hilo Coast Power Company power plant to operate using biomass fuel from on-island sources. The PUC approved the PPA on December 20, 2013.
Maui Electric had a PPA with Hawaiian Commercial & Sugar Company (HC&S) for 16 MW of firm capacity. In March 2014, HC&S exercised its one-time right to decrease firm capacity to 8 MW effective January 1, 2015.  The HC&S generating units primarily burn bagasse (sugar cane waste) along with secondary fuels of diesel oil or coal. In 2014, Maui Electric filed a request for an exemption or waiver from the Competitive Bidding Framework for the proposed extension, which the PUC approved. In February, the parties agreed to extend the PPA and renegotiated terms and conditions, including amending the PPA from a firm capacity contract to a scheduled energy contract. If the PUC does not approve the amendment to the PPA by September 30, 2015, the PPA will remain in full force and effect as before the amendment including being subject to termination by either party with 90 days written notice.
Fuel oil usage and supply.  The rate schedules of the Company’s electric utility subsidiaries include ECACs under which electric rates (and consequently the revenues of the electric utility subsidiaries generally) are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. See discussion of rates and issues relating to the ECAC below under “Rates,” and

“Electric utility—Certain factors that may affect future results and financial condition—Regulation of electric utility rates” and “Electric utility—Material estimates and critical accounting policies–Revenues” in HEI’s MD&A.
Hawaiian Electric’s steam generating units consume LSFO and Hawaiian Electric’s combustion turbine peaking units consume diesel fuel (diesel), except for CIP CT-1 which operates exclusively on B99 grade biodiesel. A Hawaiian Electric steam unit has successfully completed a co-firing project to test burn mixtures of LSFO and biofuel.
Maui Electric’s and Hawaii Electric Light’s steam generating units burn medium sulfur fuel oil (MSFO) and Hawaii Electric Light’s and Maui Electric’s Maui combustion turbine generating units burn diesel. Hawaii Electric Light’s and Maui Electric’s Maui, Molokai and Lanai diesel engine generating units burn ultra-low-sulfur diesel and biodiesel. A Maui Electric diesel generating unit has successfully completed a biodiesel test fire project.
See the fuel oil commitments information set forth in the “Fuel contracts” section in Note 4 of the Consolidated Financial Statements.
The following table sets forth the average cost of fuel oil used by Hawaiian Electric, Hawaii Electric Light and Maui Electric to generate electricity in 2014, 2013 and 2012:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric		Consolidated
	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu	$/Barrel	¢/MBtu
2014	130.71	2,075.4	121.49	2,002.5	130.51	2,198.9	129.65	2,087.6
2013	130.85	2,068.2	125.81	2,064.7	135.57	2,286.3	131.10	2,103.2
2012	139.14	2,195.5	129.27	2,112.5	138.60	2,327.4	138.09	2,210.4
The average per-unit cost of fuel oil consumed to generate electricity for Hawaiian Electric, Hawaii Electric Light and Maui Electric reflects a different volume mix of fuel types and grades as follows:

	Hawaiian Electric		Hawaii Electric Light		Maui Electric
	LSFO	Diesel/Biodiesel	MSFO	Diesel	MSFO	Diesel/Biodiesel
2014	97%	3%	47%	53%	20%	80%
2013	98	2	53	47	18	82
2012	99	1	59	41	22	78
In general, MSFO is the least costly fuel, biodiesel and diesel are the most expensive fuels and the price of LSFO falls in-between on a per-barrel basis. In 2014, prices of all petroleum fuels plateaued during the first three quarters of the year before falling strongly over the course of 2014’s final quarter. LSFO prices were relatively weaker than other fuel types and ended 2014 about a third lower than at the end of the previous year, MSFO prices and diesel prices also ended the year below where they began and on average, MSFO and diesel were lower in 2014 by approximately 25% and 12%, respectively. The per-unit price of biodiesel before the retroactive application of the federal blender’s credit was generally flat over the course of the year. Similar to 2013, 2014 again saw the $1 per gallon federal blenders credit enacted at the end of the year, requiring retroactive application against biodiesel purchases earlier in the calendar year.
In December 2000, Hawaii Electric Light and Maui Electric executed contracts of private carriage with Hawaiian Interisland Towing, Inc. for the employment of a double-hull tank barge for the shipment of MSFO and diesel supplies from their fuel suppliers’ facilities on Oahu to storage locations on the islands of Hawaii and Maui, respectively, commencing January 1, 2002. The contracts have been extended through December 31, 2016. In July 2011, the carriage contracts were assigned to Kirby Corporation (Kirby), which provides refined petroleum and other products for marine transportation, distribution and logistics services in the U.S. domestic marine transportation industry.
Kirby never takes title to the fuel oil or diesel fuel, but does have custody and control while the fuel is in transit from Oahu. If there were an oil spill in transit, Kirby is generally contractually obligated to indemnify Hawaii Electric Light and/or Maui Electric for resulting clean-up costs, fines and damages. Kirby maintains liability insurance coverage for an amount in excess of $1 billion for oil spill related damage. State law provides a cap of $700 million on liability for releases of heavy fuel oil transported interisland by tank barge. In the event of a release, Hawaii Electric Light and/or Maui Electric may be responsible for any clean-up, damages, and/or fines that Kirby and its insurance carrier do not cover.
The prices that Hawaiian Electric, Hawaii Electric Light and Maui Electric pay for purchased energy from certain older nonutility generators are generally linked to the price of oil. The AES Hawaii energy prices vary primarily with an inflation index. The energy prices for Kalaeloa, which purchases LSFO from Hawaiian Independent Energy (formerly Tesoro Hawaii Corporation), vary primarily with the price of Asian crude oil. The HC&S and a portion of PGV energy prices are based on the electric utilities’ respective short-run avoided energy cost rates (which vary with their respective composite fuel costs), subject to minimum floor rates specified in their approved PPAs. HEP energy prices vary primarily with Hawaii Electric Light’s diesel costs.
The Utilities estimate that 68% of the net energy they generate or purchase will come from fossil fuel oil in 2015 compared to 69% in 2014. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaii Electric Light and Maui Electric generally maintain an average system fuel inventory level equivalent to approximately one month’s supply of both MSFO and diesel. The PPAs with AES Hawaii and HEP require that they maintain certain minimum fuel inventory levels.
Rates.  Hawaiian Electric, Hawaii Electric Light and Maui Electric are subject to the regulatory jurisdiction of the PUC with respect to rates, issuance of securities, accounting and certain other matters. See “Regulation” below.
Rate schedules of Hawaiian Electric and its subsidiaries contain ECACs and PPACs. Under current law and practices, specific and separate PUC approval is not required for each rate change pursuant to automatic rate adjustment clauses previously approved by the PUC. All other rate increases require the prior approval of the PUC after public and contested case hearings. PURPA requires the PUC to periodically review the ECACs of electric and gas utilities in the state, and such clauses, as well as the rates charged by the utilities generally, are subject to change.
See “Electric utility–Most recent rate proceedings, “Electric utility–Certain factors that may affect future results and financial condition–Regulation of electric utility rates” and “Electric utility–Material estimates and critical accounting policies–Revenues” in HEI’s MD&A and “Interim increases” and “Utility projects” under “Commitments and contingencies” in Note 4 of the Consolidated Financial Statements.
Public Utilities Commission and Division of Consumer Advocacy of the Department of Commerce and Consumer Affairs of the State of Hawaii.  On January 12, 2015, Hermina M. Morita resigned as Chair of the PUC, a position she held since 2011. On January 16, 2015, Governor David Ige appointed Randy Iwase to the PUC and designated him as Chair of the PUC. Mr. Iwase was formerly a state legislator, Honolulu city council member, supervising deputy attorney general, and Chair of the Hawaii State Tax Review Commission. He earned his bachelor’s degree from the University of Florida and his J.D. from the University of San Francisco School of Law.
The other commissioners are Michael E. Champley (for a term that will expire in June 2016), who previously was a senior energy consultant and a senior executive with DTE Energy, and Lorraine H. Akiba (for a term that will expire in June 2018), who previously was an attorney in private practice who earlier served as the Director of the State Department of Labor and Industrial Relations.
The Executive Director of the Division of Consumer Advocacy is Jeffrey T. Ono, previously an attorney in private practice.
Competition.  See “Electric utility–Certain factors that may affect future results and financial condition–Competition” in HEI’s MD&A.
Electric and magnetic fields.  The generation, transmission and use of electricity produces low-frequency (50Hz-60Hz) electrical and magnetic fields (EMF). While EMF has been classified as a possible human carcinogen by more than one public health organization and remains the subject of ongoing studies and evaluations, no definite causal relationship between EMF and health risks has been clearly demonstrated to date and there are no federal standards in the U.S. limiting occupational or residential exposure to 50Hz-60Hz EMF. The Utilities are continuing to monitor the ongoing research and continue to participate in utility industry funded studies on EMF and, where technically feasible and economically reasonable, continue to pursue a policy of prudent avoidance in the design and installation of new transmission and distribution facilities. Management cannot predict the impact, if any, the EMF issue may have on the Utilities in the future.
Global climate change and greenhouse gas (GHG) emissions reduction.  The Company shares the concerns of many regarding the potential effects of global climate changes and the human contributions to this phenomenon, including burning of fossil fuels for electricity production, transportation, manufacturing and agricultural activities, as well as deforestation. Recognizing that effectively addressing global climate changes requires commitment by the private sector, all levels of government, and the public, the Company is committed to taking direct action to mitigate GHG emissions from its operations. See “Environmental regulation–Global climate change and greenhouse gas emissions reduction” under “Commitments and contingencies” in Note 4 of the Consolidated Financial Statements.
Legislation.  See “Electric utility–Legislation and regulation” in HEI’s MD&A.
Commitments and contingencies.  See “Selected contractual obligations and commitments” in Hawaiian Electric’s MD&A and “Electric utility–Certain factors that may affect future results and financial condition–Other regulatory and permitting contingencies” in HEI’s MD&A, Item 1A. Risk Factors, and Note 4 of the Consolidated Financial Statements for a discussion of important commitments and contingencies.
Regulation.  The PUC regulates the rates, issuance of securities, accounting and certain other aspects of the operations of Hawaiian Electric and its electric utility subsidiaries. See the previous discussion under “Rates” and the discussions under “Electric utility–Results of operations–Most recent rate proceedings” and “Electric utility–Certain factors that may affect future results and financial condition–Regulation of electric utility rates” in HEI’s MD&A.
Any adverse decision or policy made or adopted by the PUC, or any prolonged delay in rendering a decision, could have a material adverse effect on consolidated Hawaiian Electric’s and the Company’s results of operations, financial condition or liquidity.
In January 2015, NEE and Hawaiian Electric filed an application with the PUC requesting approval of the proposed Merger. See “PUC application” in Note 2 to the Consolidated Financial Statements
On October 20, 2008, Hawaiian Electric signed an Energy Agreement (see “Hawaii Clean Energy Initiative” under “Commitments and contingencies” in Note 4 of the Consolidated Financial Statements) setting forth goals, objectives and actions with the purpose of decreasing Hawaii’s dependence on imported fossil fuels through substantial increases in the use of renewable energy and implementation of new programs intended to secure greater energy efficiency and conservation. As a result of the Energy Agreement, numerous PUC proceedings have been initiated, many of which have been completed, as described elsewhere in this report. In September 2014, the parties to the Energy Agreement concluded that the agreements and policy directives in the Energy Agreement had been advanced or superseded by subsequent events, as well as by decisions and orders issued by the PUC, and accordingly ended the Energy Agreement as of September 14, 2014. On September 15, 2014, the State of Hawaii and the U.S. Department of Energy executed a MOU recognizing that Hawaii is embarking on the next phase of its clean energy future. The MOU provides the framework for a comprehensive, sustained effort to better realize Hawaii's vast renewable energy potential and allow it to push forward in three main areas: the power sector, transportation and energy efficiency. This next phase will focus on stimulating deployment of clean energy infrastructure as a catalyst for economic growth, energy system innovation and test bed investments.
In 2009, the State Legislature amended Hawaii’s RPS law to require electric utilities (either individually or on a consolidated basis) to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS after 2014 (only electrical generation using renewable energy as a source counts).
Certain transactions between HEI’s electric public utility subsidiaries (Hawaiian Electric, Hawaii Electric Light and Maui Electric) and HEI and affiliated interests (as defined by statute) are subject to regulation by the PUC. All contracts of $300,000 or more in a calendar year for management, supervisory, construction, engineering, accounting, legal, financial and similar services and for the sale, lease or transfer of property between a public utility and affiliated interests must be filed with the PUC to be effective, and the PUC may issue cease and desist orders if such contracts are not filed. All such “affiliated contracts” for capital expenditures (except for real property) must be accompanied by comparative price quotations from two nonaffiliates, unless the quotations cannot be obtained without substantial expense. Moreover, all transfers of $300,000 or more of real property between a public utility and affiliated interests require the prior approval of the PUC and proof that the transfer is in the best interest of the public utility and its customers. If the PUC, in its discretion, determines that an affiliated contract is unreasonable or otherwise contrary to the public interest, the utility must either revise the contract or risk disallowance of payments under the contract for rate-making purposes. In rate-making proceedings, a utility must also prove the reasonableness of payments made to affiliated interests under any affiliated contract of $300,000 or more by clear and convincing evidence.
In December 1996, the PUC issued an order in a docket that had been opened to review the relationship between HEI and Hawaiian Electric and the effects of that relationship on the operations of Hawaiian Electric. The order adopted the report of the consultant the PUC had retained and ordered Hawaiian Electric to continue to provide the PUC with periodic status reports on its compliance with the PUC Agreement (pursuant to which HEI became the holding company of Hawaiian Electric). Hawaiian Electric files such status reports annually. In the order, the PUC also required the Utilities to present a comprehensive analysis of the impact that the holding company structure and investments in nonutility subsidiaries have on a case-by-case basis on the cost of capital to each utility in future rate cases and remove any such effects from the cost of capital. The Utilities have made presentations in their subsequent rate cases to support their positions that there was no evidence that would modify the PUC’s finding that Hawaiian Electric’s access to capital did not suffer as a result of HEI’s involvement in nonutility activities and that HEI’s diversification did not permanently raise or lower the cost of capital incorporated into the rates paid by Hawaiian Electric’s utility customers.
The Utilities are not subject to regulation by the FERC under the Federal Power Act, except under Sections 210 through 212 (added by Title II of PURPA and amended by the Energy Policy Act of 1992), which permit the FERC to order electric utilities to interconnect with qualifying cogenerators and small power producers, and to wheel power to other electric utilities. Title I of PURPA, which relates to retail regulatory policies for electric utilities, and Title VII of the Energy Policy Act of 1992, which addresses transmission access, also apply to the Utilities. The Utilities are also required to file various operational reports with the FERC.
Because they are located in the State of Hawaii, Hawaiian Electric and its subsidiaries are exempt by statute from limitations set forth in the Powerplant and Industrial Fuel Use Act of 1978 on the use of petroleum as a primary energy source.
See also “HEI–Regulation” above.
Environmental regulation.  Hawaiian Electric, Hawaii Electric Light and Maui Electric, like other utilities, are subject to periodic inspections by federal, state and, in some cases, local environmental regulatory agencies, including agencies responsible for the regulation of water quality, air quality, hazardous and other waste, and hazardous materials. These inspections may result in the identification of items needing corrective or other action. Except as otherwise disclosed in this report (see “Certain factors that may affect future results and financial condition–Environmental matters” for HEI Consolidated, the Electric utility and the Bank sections in HEI’s MD&A and Note 4 of the Consolidated Financial Statements, which are incorporated herein by reference), the Company believes that each subsidiary has appropriately responded to environmental conditions requiring action and that, as a result of such actions, such environmental conditions will not have a material adverse effect on the Company or Hawaiian Electric.
Water quality controls.  The generating stations, substations and other utility facilities operate under federal and state water quality regulations and permits, including but not limited to the Clean Water Act National Pollution Discharge Elimination System (governing point source discharges, including wastewater and storm water discharges), Underground Injection Control (regulating disposal of wastewater into the subsurface), the Spill Prevention, Control and Countermeasure (SPCC) program, the Oil Pollution Act of 1990 (OPA) (governing actual or threatened oil releases and imposing strict liability on responsible parties for clean up costs and damages to natural resources and property), and other regulations associated with discharges of oil and other substances to surface water. The federal Environmental Protection Agency (EPA) regulations under OPA also require certain facilities that use or store petroleum to prepare and implement SPCC Plans in order to prevent releases of petroleum to navigable waters of the U.S. The Utilities' facilities that are subject to SPCC Plan requirements, including most power plants, base yards, and certain substations, have prepared and are implementing SPCC Plans.
In 2014 and 2015 to date, the Utilities did not experience any significant petroleum releases. The Company believes that each subsidiary’s costs of responding to petroleum releases to date will not have a material adverse effect on the respective subsidiary or the Company.
Air quality controls.  The Clean Air Act (CAA) amendments of 1990, among other things, established a federal operating permits program (in Hawaii known as the Covered Source Permit program) and greatly expanded the hazardous air pollutant program. More stringent National Ambient Air Quality Standards (NAAQS) will affect new or modified generating units requiring a permit to construct under the Prevention of Significant Deterioration (PSD) program and the controls necessary to meet the NAAQS.
CAA operating permits (Title V permits) have been issued for all affected generating units.
Hazardous waste and toxic substances controls.  The operations of the electric utility and former freight transportation subsidiaries of HEI are subject to EPA regulations that implement provisions of the Resource Conservation and Recovery Act (RCRA), the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA, also known as Superfund), the Superfund Amendments and Reauthorization Act (SARA) and the Toxic Substances Control Act (TSCA).
RCRA underground storage tank (UST) regulations require all facilities that use USTs for storing petroleum products to comply with established leak detection, spill prevention, standards for tank design and retrofits, financial assurance, and tank decommissioning and closure. All of the Utilities' USTs currently meet the applicable requirements.
The Emergency Planning and Community Right-to-Know Act under SARA Title III requires the Utilities to report potentially hazardous chemicals present in their facilities in order to provide the public with information so that emergency procedures can be established to protect the public in the event of hazardous chemical releases. All of the Utilities' facilities are in compliance with applicable annual reporting requirements to the State Emergency Planning Commission, the Local Emergency Planning Committee and local fire departments. Since January 1, 1998, the steam electric industry category has been subject to Toxics Release Inventory (TRI) reporting requirements. All of the Utilities' facilities are in compliance with TRI reporting requirements.
The TSCA regulations specify procedures for the handling and disposal of polychlorinated biphenyls (PCBs), a compound found in some transformer and capacitor dielectric fluids. The TSCA regulations also apply to responses to releases of PCBs to the environment. The Utilities have instituted procedures to monitor compliance with these regulations and have implemented a program to identify and replace PCB transformers and capacitors in their systems. Management believes that all of the Utilities' facilities are currently in compliance with PCB regulations. In April 2010, the EPA issued an Advance Notice of Proposed Rule Making announcing its intent to reassess PCB regulations. The EPA projects that it will publish a notice of proposed rule making in July 2015.
Hawaii’s Environmental Response Law, as amended (ERL), governs releases of hazardous substances, including oil, to the environment in areas within the state’s jurisdiction. Responsible parties under the ERL are jointly, severally, and strictly liable for a release of a hazardous substance. Responsible parties include owners or operators of a facility where a hazardous substance is located and any person who at the time of disposal of the hazardous substance owned or operated any facility at which such hazardous substance was disposed.
The Utilities periodically identify leaking petroleum-containing equipment such as USTs, piping, and transformers. In a few instances, small amounts of PCBs have been identified in the leaking equipment. Each subsidiary reports releases from such equipment when and as required by applicable law and addresses in all material respects impacts due to the releases in compliance with applicable regulatory requirements.
Research and development.  The Utilities expensed approximately $2.9 million, $3.4 million, and $4.0 million in 2014, 2013 and 2012, respectively, for research and development (R&D). In 2014, 2013 and 2012, the electric utilities’ contributions to the Electric Power Research Institute accounted for approximately 76%, 64% and 55% of R&D expenses, respectively. There were also utility expenditures in 2014, 2013 and 2012 related to new technologies, biofuels, energy storage, demand response, seawater cooling traveling screens, electric and hybrid plug in vehicles and other renewables (e.g., wind and solar power integration and solar resource evaluation).
Additional information.  For additional information about Hawaiian Electric, see Hawaiian Electric’s MD&A, Hawaiian Electric’s “Quantitative and Qualitative Disclosures about Market Risk” and Hawaiian Electric’s Consolidated Financial Statements.
Properties. Hawaiian Electric owns and operates four generating plants on the island of Oahu at Honolulu, Waiau, Kahe and Campbell Industrial Park (CIP). These plants have an aggregate net generating capability of 1,322 MW as of December 31, 2014. The four plants are situated on Hawaiian Electric-owned land having a combined area of 535 acres and three parcels of land totaling 5.5 acres under leases expiring between June 30, 2016 and December 31, 2018, with options to extend to June 30, 2026. In addition, Hawaiian Electric owns a total of 132 acres of land on which substations, transformer vaults, distribution baseyards and the Kalaeloa cogeneration facility are located.
Hawaiian Electric owns buildings and approximately 11.6 acres of land located in Honolulu which house its operating, engineering and information services departments and a warehousing center. It also leases an office building and certain office space in Honolulu. The lease for the office building expires in November 2021, with an option to extend through November 2024. Leases for certain office and warehouse spaces expire on various dates from May 31, 2015 through July 31, 2025, some with options to extend to various dates through December 31, 2034.
Hawaiian Electric's Barbers Point Tank Farm (BPTF) has three storage tanks with an aggregate of 1 million barrels of storage for LSFO. The BPTF is located in Campbell Industrial Park, on the same property as the CIP Generating Station, and is the central fuel storage facility where LSFO purchased by Hawaiian Electric is received and stored. From the BPTF, LSFO is transported via Hawaiian Electric owned underground pipelines to the Kahe and Waiau Power Plants. Hawaiian Electric also has fuel storage facilities at each of its plant sites with a nominal aggregate capacity of 732,000 barrels for LSFO storage, 44,000 barrels for diesel storage, and 88,000 barrels for biodiesel storage. Hawaiian Electric also owns a fuel storage facility at Iwilei that was used to provide fuel to the Honolulu Power Plant. As the Honolulu Power Plant was deactivated on January 31, 2014 and any future fuel supplies to the plant will be delivered by truck, the Iwilei fuel storage facility may no longer be needed.
Hawaii Electric Light owns and operates four generating plants on the island of Hawaii in Hilo, Waimea, Keahole and Puna, along with distributed generators at substation sites. These plants have an aggregate net generating capability of 197.1 MW as of December 31, 2014 (excluding several small run-of-river hydro units). Hawaii Electric Light's Shipman plant in Hilo was deactivated in 2014. The plants are situated on Hawaii Electric Light-owned land having a combined area of approximately 44 acres. The distributed generators are located within Hawaii Electric Light-owned substation sites having a combined area of approximately 4 acres. Hawaii Electric Light also owns fuel storage facilities at these sites with a usable storage capacity of 51,500 barrels of bunker oil and 81,802 barrels of diesel. There are an additional 19,200 barrels of diesel and 22,770 barrels of bunker oil storage capacity for Hawaii Electric Light-owned fuel off-site at Chevron Products Company (Chevron)-owned terminalling facilities. Hawaii Electric Light pays a storage fee to Chevron and has no other interest in the property, tanks or other infrastructure situated on Chevron’s property. Hawaii Electric Light also owns 6 acres of land in Kona, which is used for a baseyard, and one acre of land in Hilo, which houses its accounting, customer services and administrative offices. Hawaii Electric Light also leases 3.7 acres of land for its baseyard in Hilo under a lease expiring in 2030. In addition, Hawaii Electric Light owns a total of approximately 100 acres of land, and leases a total of approximately 8.5 acres of land, on which hydro facilities, substations and switching stations, microwave facilities, and transmission lines are located. The deeds to the sites located in Hilo contain certain restrictions, but the restrictions do not materially interfere with the use of the sites for public utility purposes.
Maui Electric owns and operates two generating plants on the island of Maui, at Kahului and Maalaea, with an aggregate net generating capability of 244.3 MW as of December 31, 2014. The plants are situated on Maui Electric-owned land having a combined area of 28.6 acres. Maui Electric also owns fuel oil storage facilities at these sites with a total maximum usable capacity of 81,272 barrels of bunker oil, and 94,586 barrels of diesel. There are an additional 56,358 barrels of diesel oil storage capacity for Maui Electric-owned fuel off-site at Aloha Petroleum, Ltd. (Aloha Petroleum)-owned terminalling facilities and 10,000 barrels of diesel oil storage capacity for Maui Electric-owned fuel off-site at Chevron Products Company (Chevron)-owned terminalling facilities. Maui Electric pays storage fees to Aloha Petroleum and Chevron. Maui Electric owns two 1 MW stand-by diesel generators and a 6,000 gallon fuel storage tank located in Hana. Maui Electric owns 65.7 acres of undeveloped land at Waena. Most of this Waena land is currently used for agricultural purposes by the former landowner.
Maui Electric’s administrative offices and engineering and distribution departments are located on 9.1 acres of Maui Electric-owned land in Kahului.
Maui Electric also owns and operates smaller distribution systems, generation systems (with an aggregate net capability of 21.9 MW as of December 31, 2014) and fuel storage facilities on the islands of Lanai and Molokai, primarily on land owned by Maui Electric.
Other properties.  The Utilities own overhead transmission and distribution lines, underground cables, poles (some jointly) and metal high voltage towers. Electric lines are located over or under public and nonpublic properties. Lines are added when needed to serve increased loads and/or for reliability reasons. In some design districts on Oahu, lines must be placed underground. Under Hawaii law, the PUC generally must determine whether new 46 kilovolt (kV), 69 kV or 138 kV lines can be constructed overhead or must be placed underground.
See “Hawaiian Electric and subsidiaries and service areas” above for a discussion of the nonexclusive franchises of Hawaiian Electric and subsidiaries. Most of the leases, easements and licenses for Hawaiian Electric’s, Hawaii Electric Light’s and Maui Electric’s lines have been recorded.
See “Generation statistics” above and “Limited insurance” in HEI’s MD&A for a further discussion of some of the electric utility properties.
Bank
General.  ASB was granted a federal savings bank charter in January 1987. Prior to that time, ASB had operated since 1925 as the Hawaii division of American Savings & Loan Association of Salt Lake City, Utah. As of December 31, 2014, ASB was one of the largest financial institutions in the State of Hawaii based on total assets of $5.6 billion and deposits of $4.6 billion. In 2014, ASB’s revenues and net income amounted to approximately 8% and 31% of HEI’s consolidated revenues and net income, respectively, compared to approximately 8% and 36% in 2013 and approximately 8% and 42% in 2012, respectively.
At the time of HEI’s acquisition of ASB in 1988, HEI agreed with the OTS’ predecessor regulatory agency that ASB’s regulatory capital would be maintained at a level of at least 6% of ASB’s total liabilities, or at such greater amount as may be required from time to time by regulation. Under the agreement, HEI’s obligation to contribute additional capital to ensure that ASB would have the capital level required by the OTS was limited to a maximum aggregate amount of approximately $65.1 million. As of December 31, 2014, as a result of certain HEI contributions of capital to ASB, HEI’s maximum obligation under the agreement to contribute additional capital has been reduced to approximately $28.3 million. ASB is subject to OCC regulations on dividends and other distributions and ASB must receive a letter of non-objection from the OCC and FRB before it can declare and pay a dividend to HEI.

The following table sets forth selected data for ASB (average balances calculated using the average daily balances):

Years ended December 31	2014	2013	2012
Common equity to assets ratio
Average common equity divided by average total assets	9.89%	9.90%	10.14%
Return on assets
Net income for common stock divided by average total assets	0.95	1.13	1.18
Return on common equity
Net income for common stock divided by average common equity	9.62	11.38	11.68
Asset/liability management.  See HEI’s “Quantitative and Qualitative Disclosures about Market Risk.”
Consolidated average balance sheet and interest income and interest expense.  See “Bank—Results of operations—Average balance sheet and net interest margin” in HEI’s MD&A.
The following table shows the effect on net interest income of (1) changes in interest rates (change in weighted-average interest rate multiplied by prior year average balance) and (2) changes in volume (change in average balance multiplied by prior period weighted-average interest rate). Any remaining change is allocated to the above two categories on a prorata basis.

	2014 vs. 2013			2013 vs. 2012
(in thousands)	Rate	Volume	Total	Rate	Volume	Total
Interest income
Other investments	$70	$1	$71	$18	$(48)	$(30)
Securities purchased under resale agreements	1	(24)	(23)	22	21	43
Available-for-sale investment securities
Taxable	—	144	144	55	(903)	(848)
Non-taxable	60	(2,125)	(2,065)	(52)	218	166
Total available-for-sale investment securities	60	(1,981)	(1,921)	3	(685)	(682)
Loans
Residential 1-4 family	(5,112)	2,410	(2,702)	(9,670)	3,907	(5,763)
Commercial real estate	(636)	4,993	4,357	(612)	1,772	1,160
Home equity line of credit	1,791	3,483	5,274	1,561	2,775	4,336
Residential land	111	(313)	(202)	64	(853)	(789)
Commercial	(2,106)	2,212	106	(2,246)	509	(1,737)
Consumer	(113)	(348)	(461)	(1,422)	1,127	(295)
Total loans	(6,065)	12,437	6,372	(12,325)	9,237	(3,088)
Total increase (decrease) in interest income	(5,934)	10,433	4,499	(12,282)	8,525	(3,757)
Interest expense
Savings	—	(82)	(82)	139	(63)	76
Interest-bearing checking	—	(20)	(20)	—	5	5
Money market	10	8	18	57	30	87
Time certificates	(48)	147	99	592	571	1,163
Advances from Federal Home Loan Bank	459	(1,173)	(714)	322	(578)	(256)
Securities sold under agreements to repurchase	107	(139)	(32)	(291)	431	140
Total (increase) decrease in interest expense	528	(1,259)	(731)	819	396	1,215
Increase (decrease) in net interest income	$(5,406)	$9,174	$3,768	$(11,463)	$8,921	$(2,542)
See “Bank—Results of operations” in HEI’s MD&A for an explanation of significant changes in earning assets and costing liabilities.
Noninterest income.  In addition to net interest income, ASB has various sources of noninterest income, including fee income from credit and debit cards, fee income from deposit liabilities, mortgage banking income and other financial products and services. See “Bank—Results of operations” in HEI’s MD&A for an explanation of significant changes in noninterest income.

Lending activities.
General.  The following table sets forth the composition of ASB’s loans receivable held for investment:

December 31	2014		2013		2012		2011		2010
(dollars in thousands)	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate: [1]
Residential 1-4 family	$2,044,205	46.0	$2,006,007	48.2	$1,866,450	49.2	$1,926,774	52.2	$2,087,813	58.9
Commercial real estate	531,917	12.0	440,443	10.6	375,677	9.9	331,931	9.0	300,689	8.5
Home equity line of credit	818,815	18.4	739,331	17.8	630,175	16.6	535,481	14.5	416,453	11.7
Residential land	16,240	0.4	16,176	0.4	25,815	0.7	45,392	1.2	65,599	1.8
Commercial construction	96,438	2.2	52,112	1.3	43,988	1.2	41,950	1.1	38,079	1.1
Residential construction	18,961	0.4	12,774	0.3	6,171	0.2	3,327	0.1	5,602	0.2
Total real estate	3,526,576	79.4	3,266,843	78.6	2,948,276	77.8	2,884,855	78.1	2,914,235	82.2
Commercial	791,757	17.8	783,388	18.8	721,349	19.0	716,427	19.4	551,683	15.5
Consumer	122,656	2.8	108,722	2.6	121,231	3.2	93,253	2.5	80,138	2.3
Total loans	4,440,989	100.0	4,158,953	100.0	3,790,856	100.0	3,694,535	100.0	3,546,056	100.0
Less: Deferred fees and discounts	(6,338)		(8,724)		(11,638)		(13,811)		(15,530)
Allowance for loan losses	(45,618)		(40,116)		(41,985)		(37,906)		(40,646)
Total loans, net	$4,389,033		$4,110,113		$3,737,233		$3,642,818		$3,489,880

[1]	Includes renegotiated loans.
The increase in the loans receivable balance in 2014 was primarily due to growth in commercial real estate, home equity lines of credit (HELOC), commercial construction and residential 1-4 family loan portfolios. The growth in the commercial real estate and commercial construction loan portfolios were driven by demand for these loan types as the Hawaii economy continues to improve. The growth in the HELOC and residential loan portfolios were consistent with ASB’s mix target and loan growth strategy. The increase in the loans receivable balance in 2013 was primarily due to growth in the residential, HELOC, commercial and commercial real estate loan portfolios. The growth in these portfolios was consistent with ASB’s mix target and loan growth strategy. The increase in the loans receivable balance in 2012 and 2011 was primarily due to growth in commercial, commercial real estate, consumer and HELOC loans as ASB targeted these portfolios because of their shorter duration and/or variable rates. Offsetting these 2012 and 2011 loan portfolio increases was a decrease in the residential loan portfolio. Although ASB produced nearly $1.0 billion of new, long-term residential loans in 2012, nearly double the level for 2011, it sold more than half those loans to control interest rate risk and repayments were also higher than in 2011.

The following table summarizes our loans receivable held for investment based upon contractually scheduled principal payments allocated to the indicated maturity categories:

December 31	2014
Due	In 1 year or less	After 1 year through 5 years	After 5 years	Total
(in millions)
Commercial – Fixed	$46	$112	$21	$179
Commercial – Adjustable	217	361	35	613
Total commercial	263	473	56	792
Commercial construction – Fixed	—	—	—	—
Commercial construction – Adjustable	63	33	—	96
Total commercial construction	63	33	—	96
Residential construction – Fixed	19	—	—	19
Residential construction – Adjustable	—	—	—	—
Total residential construction	19	—	—	19
Total loans – Fixed	65	112	21	198
Total loans – Adjustable	280	394	35	709
Total loans	$345	$506	$56	$907
Origination, purchase and sale of loans.  Generally, residential and commercial real estate loans originated by ASB are collateralized by real estate located in Hawaii. For additional information, including information concerning the geographic distribution of ASB’s mortgage-related securities portfolio and the geographic concentration of credit risk, see Note 15 of the Consolidated Financial Statements. The demand for loans is primarily dependent on the Hawaii real estate market, business conditions, interest rates and loan refinancing activity.
Residential mortgage lending.  ASB originates fixed rate and adjustable rate loans secured by single family residential property, including investor-owned properties, with maturities of up to 30 years. ASB’s general policy is to require private mortgage insurance when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For nonowner-occupied residential properties, the loan-to-value ratio may not exceed 80% of the lower of the appraised value or purchase price at origination.
Construction and development lending.  ASB provides both fixed- and adjustable-rate loans for the construction of one-to-four unit residential and commercial properties. Construction loan projects are typically short term in nature. Construction and development financing generally involves a higher degree of credit risk than long-term financing on improved, occupied real estate. Accordingly, construction and development loans are generally priced higher than loans collateralized by completed structures. ASB’s underwriting, monitoring and disbursement practices with respect to construction and development financing are designed to ensure sufficient funds are available to complete construction projects. See “Loan portfolio risk elements” and “Multifamily residential and commercial real estate lending” below.
Multifamily residential and commercial real estate lending.  ASB provides permanent financing and construction and development financing collateralized by multifamily residential properties (including apartment buildings) and collateralized by commercial and industrial properties (including office buildings, shopping centers and warehouses) for its own portfolio as well as for participation with other lenders. Commercial real estate lending typically involves long lead times to originate and fund. As a result, production results can vary significantly from period to period.
Consumer lending.  ASB offers a variety of secured and unsecured consumer loans. Loans collateralized by deposits are limited to 90% of the available account balance. ASB offers home equity lines of credit, clean energy loans, secured and unsecured VISA cards (through a third party issuer), checking account overdraft protection and other general purpose consumer loans.
Commercial lending.  ASB provides both secured and unsecured commercial loans to business entities. This lending activity is designed to diversify ASB’s asset structure, shorten maturities, improve rate sensitivity of the loan portfolio and attract commercial checking deposits. ASB offers commercial loans with terms up to ten years.
Loan origination fee and servicing income.  In addition to interest earned on residential mortgage loans, ASB receives income from servicing loans, for late payments and from other related services. Servicing fees are received on loans originated and subsequently sold by ASB where ASB acts as collection agent on behalf of third-party purchasers.

ASB generally charges the borrower at loan settlement a loan origination fee of 1% of the amount borrowed. See “Loans receivable” in Note 1 of the Consolidated Financial Statements.
Loan portfolio risk elements.  When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is classified as delinquent. If delinquencies are not cured promptly, ASB normally commences a collection action, including foreclosure proceedings in the case of real estate secured loans. In a foreclosure action, the property collateralizing the delinquent debt is sold at a public auction in which ASB may participate as a bidder to protect its interest. If ASB is the successful bidder, the property is classified as real estate owned until it is sold. As of December 31, 2014, 2013 and 2012, ASB had $0.9 million, $1.2 million and $6.1 million, respectively, of real estate acquired in settlement of loans.
In addition to delinquent loans, other significant lending risk elements include: (1) loans which accrue interest and are 90 days or more past due as to principal or interest, (2) loans accounted for on a nonaccrual basis (nonaccrual loans), and (3) loans on which various concessions are made with respect to interest rate, maturity, or other terms due to the inability of the borrower to service the obligation under the original terms of the agreement (troubled debt restructured loans). ASB loans that were 90 days or more past due on which interest was being accrued as of December 31, 2014, 2013, 2012, 2011 and 2010 were immaterial or nil. The following table sets forth certain information with respect to nonaccrual and troubled debt restructured loans:

December 31	2014	2013	2012	2011	2010
(dollars in thousands)
Nonaccrual loans—
Real estate
Residential 1-4 family	$19,253	$19,679	$26,721	$28,298	$36,420
Commercial real estate	5,112	4,439	6,750	3,436	—
Home equity line of credit	1,087	2,060	2,349	2,258	1,659
Residential land	720	3,161	8,561	14,535	15,479
Residential construction	—	—	—	—	—
Total real estate	26,172	29,339	44,381	48,527	53,558
Commercial	10,053	18,781	20,222	17,946	4,956
Consumer	661	401	284	281	341
Total nonaccrual loans	$36,886	$48,521	$64,887	$66,754	$58,855
Troubled debt restructured loans not included above—
Real estate
Residential 1-4 family	$13,525	$9,744	$6,759	$5,029	$5,150
Commercial real estate	—	—	—	—	1,963
Home equity line of credit	480	171	—	—	—
Residential land	7,130	7,476	11,090	24,828	27,689
Total real estate	21,135	17,391	17,849	29,857	34,802
Commercial	2,972	1,649	43	15,386	4,035
Total troubled debt restructured loans	$24,107	$19,040	$17,892	$45,243	$38,837
Impact of nonperforming loans on interest income. The following table presents the gross interest income for both nonaccrual and restructured loans that would have been recognized if such loans had been current in accordance with their original contractual terms, and had been outstanding throughout the period or since origination if held for only part of the period. The table also presents the interest income related to these loans that was actually recognized for the period.

(dollars in millions)	Year ended December 31, 2014
Gross amount of interest income that would have been recorded in accordance with original contractual terms, and had been outstanding throughout the period or since origination, if held for only part of the period [1]	$3
Interest income actually recognized	1
Total interest income foregone	$2

[1]	Based on the contractual rate that was being charged at the time the loan was restructured or placed on nonaccrual status.

In 2014, nonaccrual loans decreased $11.6 million primarily due to the payoff of commercial loans that were on nonaccrual status and repayments in the residential land portfolio. ASB evaluates a restructured loan transaction to determine if the borrower is in financial difficulty and if the restructured terms are considered concessions—typically terms that are out of market, beyond normal or reasonable standards, or otherwise not available to a non-troubled borrower in the normal market place. A loan classified as TDR must meet both criteria of financial difficulty and concession. TDR loans increased $5.1 million in 2014 primarily due to increases of $3.8 million and $1.3 million of residential 1-4 and commercial loans, respectively, classified as TDR. In 2013, nonaccrual loans decreased $16.4 million due to improved credit quality in the residential 1-4 family, commercial real estate and commercial loans, and repayments in the residential land portfolio. The improvement is attributed to the continued stabilization or increase of property values, more financial flexibility of borrowers, and overall general economic improvement in the State of Hawaii. TDR loans increased $1.1 million in 2013 primarily due to increases of $3.0 million and $1.6 million of residential 1-4 and commercial loans, respectively, classified as TDR, partly offset by a $3.6 million decrease in residential land loans classified as TDR. In 2012, nonaccrual loans decreased by $1.9 million due to improved credit quality in the residential 1-4 family and consumer portfolios (residential 1-4 family lower by $1.6 million and residential land loans lower by $5.9 million), partially offset by higher nonaccrual commercial real estate and commercial loans of $5.6 million. The improvement was attributed to stabilized or increasing property values, more financial flexibility of borrowers, and overall general economic improvement in the State of Hawaii. TDR loans decreased by $27.4 million in 2012 due to decreases of $15.3 million and $13.7 million of commercial loans and residential land loans, respectively, classified as TDR. In 2011, nonaccrual loans increased by $7.9 million due to certain commercial loans that were current as to principal and interest payments but were classified and placed on nonaccrual status. The increase in troubled debt restructured loans was due to two commercial loans that were renegotiated.
Allowance for loan losses.  See “Allowance for loan losses” in Note 1 of the Consolidated Financial Statements.
The following table presents the changes in the allowance for loan losses:

(dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses, January 1	$40,116	$41,985	$37,906	$40,646	$41,679
Provision for loan losses	6,126	1,507	12,883	15,009	20,894
Charge-offs
Residential 1-4 family	987	1,162	3,183	5,528	6,142
Home equity line of credit	196	782	716	1,439	2,517
Residential land	81	485	2,808	4,071	6,487
Total real estate	1,264	2,429	6,707	11,038	15,146
Commercial	1,872	3,056	3,606	5,335	6,261
Consumer	2,414	2,717	2,517	3,117	3,408
Total charge-offs	5,550	8,202	12,830	19,490	24,815
Recoveries
Residential 1-4 family	1,180	1,881	1,328	110	744
Home equity line of credit	752	358	108	25	63
Residential land	469	868	1,443	170	63
Total real estate	2,401	3,107	2,879	305	870
Commercial	1,636	1,089	649	869	1,537
Consumer	889	630	498	567	481
Total recoveries	4,926	4,826	4,026	1,741	2,888
Allowance for loan losses, December 31	$45,618	$40,116	$41,985	$37,906	$40,646
Ratio of allowance for loan losses to loans receivable held for investment	1.03%	0.97%	1.11%	1.03%	1.15%
Ratio of provision for loan losses during the year to average total loans	0.14%	0.04%	0.35%	0.42%	0.58%
Ratio of net charge-offs during the year to average total loans	0.01%	0.09%	0.24%	0.49%	0.61%

The following table sets forth the allocation of ASB’s allowance for loan losses and the percentage of loans in each category to total loans:

December 31	2014			2013			2012
(dollars in thousands)	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total	Allow-ance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate
Residential 1-4 family	$4,662	0.23	46.0	$5,534	0.28	48.2	$6,068	0.33	49.2
Commercial real estate	8,954	1.68	12.0	5,059	1.15	10.6	2,965	0.79	9.9
Home equity line of credit	6,982	0.85	18.4	5,229	0.71	17.8	4,493	0.71	16.6
Residential land	1,875	11.55	0.4	1,817	11.23	0.4	4,275	16.56	0.7
Commercial construction	5,471	5.67	2.2	2,397	4.60	1.3	2,023	4.60	1.2
Residential construction	28	0.15	0.4	19	0.15	0.3	9	0.15	0.2
Total real estate	27,972	0.79	79.4	20,055	0.61	78.6	19,833	0.67	77.8
Commercial	14,017	1.77	17.8	15,803	2.02	18.8	15,931	2.21	19.0
Consumer	3,629	2.96	2.8	2,367	2.18	2.6	4,019	3.32	3.2
	45,618	1.03	100.0	38,225	0.92	100.0	39,783	1.05	100.0
Unallocated	—			1,891			2,202
Total allowance for loan losses	$45,618			$40,116			$41,985

December 31	2011			2010
(dollars in thousands)	Allowance balance	Allowance to loan receivable %	Loan receivable % of total	Allowance balance	Allowance to loan receivable %	Loan receivable % of total
Real estate
Residential 1-4 family	$6,500	0.34	52.2	$6,497	0.31	58.9
Commercial real estate	1,688	0.51	9.0	1,474	0.49	8.5
Home equity line of credit	4,354	0.81	14.5	4,269	1.03	11.7
Residential land	3,795	8.36	1.2	6,411	9.77	1.8
Commercial construction	1,888	4.50	1.1	1,714	4.50	1.1
Residential construction	4	0.12	0.1	7	0.12	0.2
Total real estate	18,229	0.63	78.1	20,372	0.70	82.2
Commercial	14,867	2.08	19.4	16,015	2.90	15.5
Consumer	3,806	4.08	2.5	3,325	4.15	2.3
	36,902	1.00	100.0	39,712	1.12	100.0
Unallocated	1,004			934
Total allowance for loan losses	$37,906			$40,646
In 2014, ASB’s allowance for loan losses increased by $5.5 million primarily due to growth in the loan portfolio ($282 million or 6.8% growth in outstanding balances) and increases in the loss rates of loan portfolios with higher risk such as commercial real estate and unsecured personal loans. Overall loan quality continues to improve as total delinquencies of $25.5 million at December 31, 2014 was a decrease of $8.3 million compared to total delinquencies of $33.8 million at December 31, 2013 due to a decrease in delinquent commercial, commercial real estate and residential land loans. The ratio of delinquent loans to total loans decreased from 0.81% of total loans outstanding at December 31, 2013 to 0.58% of total loans outstanding at December 31, 2014. Net charge-offs for 2014 were $0.6 million, a decrease of $2.8 million compared to $3.4 million for 2013 primarily due to a decrease in commercial, HELOC and residential land loan charge-offs as a result of the strong economic growth in Hawaii and partially due to the sale of the credit card portfolio in 2013. ASB’s provision for loan losses was $6.1 million for 2014, an increase of $4.6 million compared to provision for loan losses of $1.5 million for 2013 primarily due to growth in the loan portfolio.
In 2013, ASB’s allowance for loan losses decreased by $1.9 million, despite the increase in the loan portfolios (9.7% growth or $368.1 million increase in outstanding balances) primarily due to the release of reserves as a result of repayments in the higher risk purchased loan and residential land loans portfolios and the sale of the credit card portfolio. Overall loan quality has improved as delinquencies decreased significantly in 2013, primarily in the residential 1-4 family, residential land and commercial real estate portfolios. Net loan charge-offs for 2013 were $3.4 million compared to $8.8 million in 2012 as the Hawaii economy in general and the housing market in particular continued to improve. ASB’s provision for loan losses was $1.5 million in 2013, compared to $12.9 million in 2012.
In 2012, ASB’s allowance for loan losses increased by $4.1 million due to growth in the loan portfolios (2.6% growth or $96.3 million increase in outstanding balances) and higher impairment reserves for the commercial and commercial real estate loan portfolios. Although overall loan quality improved, a number of commercial borrowers experienced financial stress during the year. A loan is deemed impaired when it is probable (more likely than not) that the bank will be unable to collect all amounts due according to the loan’s original contractual terms. In 2012, delinquencies significantly improved in the residential 1-4 family and consumer loan portfolios, while total bank net loan charge-offs of $8.8 million were about half the level in 2011, reflecting the gradual improvement in the local economy including a recovery of the housing market. ASB’s provision for loan losses was $12.9 million in 2012, compared to $15.0 million in 2011.
In 2011, ASB’s allowance for loan losses decreased by $2.7 million from 2010 due to a lower historical loss ratio for the commercial markets portfolio and the decline of the residential land portfolio, which was a higher risk and had a higher historical loss ratio assigned to it. Partly offsetting these decreases was an increase in the allowance for loan losses for the commercial real estate portfolios due to a higher average loan balance. The levels of delinquencies and losses in 2011 declined from a year ago. ASB’s 2011 provision for loan losses was $15.0 million, or a decrease of $5.9 million from the prior year’s provision for loan losses. Although the economy had gradually recovered during the year and businesses stabilized, the housing market remained stagnant.
Investment activities.  Currently, ASB’s investment portfolio consists of mortgage-related securities, stock of the FHLB of Seattle and U.S. Treasury and federal agency obligations. ASB owns mortgage-related securities issued by the Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) and federal agency obligations. The weighted-average yield on investments during 2014, 2013 and 2012 was 1.91%, 2.01% and 1.99%, respectively. ASB did not maintain a portfolio of securities held for trading during 2014, 2013 and 2012.
As of December 31, 2014, 2013 and 2012, ASB’s stock in FHLB of Seattle amounted to $69 million, $93 million and $96 million, respectively. The amount that ASB is required to invest in FHLB of Seattle stock is determined by FHLB requirements and ASB’s investment is in excess of that requirement. Since the third quarter of 2012, the FHLB of Seattle was granted authority to repurchase excess stock from its members. ASB’s pro-rata share of the repurchase amount in 2014, 2013 and 2012 was $23 million, $3 million and $2 million, respectively. See “Stock in FHLB of Seattle ” in HEI’s MD&A. Also, see “Regulation–Federal Home Loan Bank System” below.
ASB does not have any exposure to securities backed by subprime mortgages. See “Investment securities” in Note 5 of the Consolidated Financial Statements for a discussion of other-than-temporarily impaired securities.
The following table summarizes the current face amount of ASB’s investment portfolio (excluding stock of the FHLB of Seattle, which has no contractual maturity), as of December 31, 2014, based upon contractually scheduled principal payments and expected prepayments allocated to the indicated maturity categories:

	In 1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
(dollars in millions)
U.S. Treasury and federal agency obligations	$26	$44	$41	$8	$119
Mortgage-related securities - FNMA, FHLMC and GNMA	87	205	106	27	425
	$113	$249	$147	$35	$544
Weighted average yield [2]	2.09%	2.15%	2.36%	2.30%

[1]	As of December 31, 2014, no investment exceeded 10% of stockholder's equity.

[2]	There are no tax exempt obligations.

Deposits and other sources of funds.
General.  Deposits traditionally have been the principal source of ASB’s funds for use in lending, meeting liquidity requirements and making investments. ASB also derives funds from the receipt of interest and principal on outstanding loans receivable and mortgage-related securities, borrowings from the FHLB of Seattle, securities sold under agreements to repurchase and other sources. ASB borrows on a short-term basis to compensate for seasonal or other reductions in deposit flows. ASB also may borrow on a longer-term basis to support expanded lending or investment activities. Advances from the

FHLB and securities sold under agreements to repurchase continue to be a source of funds, but they are a higher cost source than deposits.
Deposits.  ASB’s deposits are obtained primarily from residents of Hawaii. Net deposit inflow or outflow, measured as the year-over-year difference in year-end deposits, was an inflow of $251 million in 2014, compared to an inflow of $143 million in 2013 and $160 million in 2012.
The following table presents the average deposits and average rates by type of deposit. Average balances have been calculated using the average daily balances.

Years ended December 31	2014			2013			2012
(dollars in thousands)	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %	Average balance	% of total deposits	Weighted average rate %
Interest-bearing deposit liabilities
Savings	$1,879,373	58.3%	0.06%	$1,805,363	58.1%	0.06%	$1,727,754	56.5%	0.07%
Checking	738,651	22.9	0.02	665,941	21.4	0.02	612,629	20.0	0.02
Money market	171,889	5.3	0.12	182,343	5.9	0.13	202,539	6.6	0.16
Certificate	434,934	13.5	0.83	454,021	14.6	0.82	517,752	16.9	0.94
Total interest-bearing deposit liabilities	$3,224,847	100.0%	0.16%	$3,107,668	100.0%	0.16%	$3,060,674	100.0%	0.21%
Total noninterest-bearing demand deposit liabilities	1,285,964			1,179,559			1,060,121
Total deposit liabilities	$4,510,811			$4,287,227			$4,120,795
The following table presents the amount of time certificates of deposit of $100,000 or more, segregated by time remaining until maturity:

(in thousands)	Amount
Three months or less	$18,819
Greater than three months through six months	12,996
Greater than six months through twelve months	26,045
Greater than twelve months	62,027
$119,887
Deposit-insurance premiums and regulatory developments.  For a discussion of changes to the deposit insurance system, premiums and Financing Corporation (FICO) assessments, see “Regulation–Deposit insurance coverage” below.
Other borrowings.  See “Other borrowings” in Note 5 of the Consolidated Financial Statements. ASB may obtain advances from the FHLB of Seattle provided that certain standards related to creditworthiness have been met. Advances are collateralized by a blanket pledge of certain notes held by ASB and the mortgages securing them. To the extent that advances exceed the amount of mortgage loan collateral pledged to the FHLB of Seattle, the excess must be covered by qualified marketable securities held under the control of and at the FHLB of Seattle or at an approved third-party custodian. FHLB advances generally are available to meet seasonal and other withdrawals of deposit accounts, to expand lending and to assist in the effort to improve asset and liability management. FHLB advances are made pursuant to several different credit programs offered from time to time by the FHLB of Seattle.
The increase in other borrowings in 2014 compared to 2013 was due to an increase in repurchase agreements with the State of Hawaii. The increase in other borrowings in 2013 compared to 2012 was due to $50 million of additional FHLB advances taken out in 2013. The decrease in other borrowings in 2012 compared to 2011 was due to a decrease in retail repurchase agreements.
Competition.  See “Bank—Executive overview and strategy” and “Bank—Certain factors that may affect future results and financial condition—Competition” in HEI’s MD&A.
The banking industry in Hawaii is highly competitive. At December 31, 2014, there were 9 financial institutions insured by the FDIC headquartered in the State of Hawaii. While ASB is one of the largest financial institutions in Hawaii, based on total assets, ASB faces vigorous competition for deposits and loans from two larger banking institutions based in Hawaii and from smaller institutions that heavily promote their services in niche areas, such as providing financial services to small and medium-sized businesses, as well as national financial services organizations. Competition for loans and deposits comes primarily from other savings institutions, commercial banks, credit unions, securities brokerage firms, money market and mutual funds and other investment alternatives. ASB faces additional competition in seeking deposit funds from various types of corporate and government borrowers, including insurance companies. Competition for origination of mortgage loans comes primarily from mortgage banking and brokerage firms, commercial banks, other savings institutions, insurance companies and real estate investment trusts.
To remain competitive and continue building core franchise value, ASB continues to develop and introduce new products and services to meet the needs of its consumer and commercial customers. Additionally, the banking industry is constantly changing and ASB is making the investment in its people and technology necessary to adapt and remain competitive. ASB competes for deposits primarily on the basis of the variety of types of savings and checking accounts it offers at competitive rates, the quality of the services it provides, the convenience of its branch locations and business hours, and convenient automated teller machines. The primary factors in ASB’s competition for mortgage and other loans are the competitive interest rates and loan origination fees it charges, the wide variety of loan programs it offers and the quality and efficiency of the services it provides to borrowers and the business community.
Regulation.  ASB, a federally chartered savings bank, and its holding companies are subject to the regulatory supervision of the OCC and FRB, respectively, and in certain respects, the FDIC. See “HEI–Regulation” above and “Bank–Certain factors that may affect future results and financial condition–Regulation” in HEI’s MD&A. In addition, ASB must comply with FRB reserve requirements.
Deposit insurance coverage.  The Federal Deposit Insurance Act, as amended, and regulations promulgated by the FDIC, govern insurance coverage of deposit accounts. In July 2010, the Dodd-Frank Act permanently raised the current standard maximum deposit insurance amount to $250,000. Generally, the amount of all deposits held by a depositor in the same capacity (even if held in separate accounts) is aggregated for purposes of applying the insurance limit.
See “Federal Deposit Insurance Corporation assessment” in Note 5 of the Consolidated Financial Statements for a discussion of FDIC deposit insurance assessment rates, the prepayment of estimated assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and changes to the assessment rates and base. FICO will continue to impose an assessment on average total assets minus average tangible equity to service the interest on FICO bond obligations. As of December 31, 2014, ASB’s annual FICO assessment was 0.62 cents per $100 of average total assets minus average tangible equity.
Federal thrift charter.  See “Bank–Certain factors that may affect future results and financial condition—Regulation—Unitary savings and loan holding company” in HEI’s MD&A, including the discussion of previously proposed legislation that would abolish the charter.
Recent legislation and issuances.  See “Bank–Legislation and regulation” in HEI’s MD&A.
Capital requirements.  The OCC has set three capital standards for financial institutions. As of December 31, 2014, ASB was in compliance with all of the minimum standards with a core capital ratio of 8.9% (compared to a 4.0% requirement), a tangible capital ratio of 8.9% (compared to a 1.5% requirement) and total risk-based capital ratio of 12.3% (based on risk-based capital of $539.6 million, $190.0 million in excess of the 8.0% requirement).
The OCC requires that financial institutions with a composite rating of “1” under the Uniform Financial Institution Rating System (i.e., CAMELS rating system) must maintain core capital in an amount equal to at least 3% of adjusted total assets. All other institutions must maintain a minimum core capital of 4% of adjusted total assets, and higher capital ratios may be required if warranted by particular circumstances. As of December 31, 2014, ASB met the applicable minimum core capital requirement.
See “Bank-Legislation and regulation” in HEI’s MD&A for the final capital rules under the Basel III regulatory capital framework.
Affiliate transactions.  Significant restrictions apply to certain transactions between ASB and its affiliates, including HEI and its direct and indirect subsidiaries. For example, ASB is prohibited from making any loan or other extension of credit to an entity affiliated with ASB unless the affiliate is engaged exclusively in activities which the FRB has determined to be permissible for bank holding companies. There are also various other restrictions which apply to certain transactions between ASB and certain executive officers, directors and insiders of ASB. ASB is also barred from making a purchase of or any investment in securities issued by an affiliate, other than with respect to shares of a subsidiary of ASB.
Financial Derivatives and Interest Rate Risk.  ASB is subject to OCC rules relating to derivatives activities, such as interest rate swaps, interest rate lock commitments and forward commitments. See “Derivative financial instruments” in Note 5 of the Consolidated Financial Statements for a description of interest rate lock commitments and forward commitments used by ASB. Currently ASB does not use interest rate swaps to manage interest rate risk (IRR), but may do so in the future. Generally speaking, the OCC rules permit financial institutions to engage in transactions involving financial derivatives to the extent these transactions are otherwise authorized under applicable law and are safe and sound. The rules require ASB to have certain internal procedures for handling financial derivative transactions, including involvement of the ASB Board of Directors.
With the transfer of the regulatory jurisdiction from the OTS to the OCC, ASB has adopted terminology and IRR assessment, measurement and management practices consistent with OCC guidelines. Management believes ASB’s IRR processes are aligned with the Interagency Advisory on Interest Rate Risk Management and appropriate with earnings and capital levels, balance sheet complexity, business model and risk tolerance.
Liquidity.  OCC regulations require ASB to maintain sufficient liquidity to ensure safe and sound operations. ASB’s principal sources of liquidity are customer deposits, borrowings, the maturity and repayment of portfolio loans and securities and the sale of loans into secondary market channels. ASB’s principal sources of borrowings are advances from the FHLB of Seattle and securities sold under agreements to repurchase from broker/dealers. ASB is approved by the FHLB of Seattle to borrow an amount of up to 35% of assets to the extent it provides qualifying collateral and holds sufficient FHLB of Seattle stock. As of December 31, 2014, ASB’s unused FHLB of Seattle borrowing capacity was approximately $1.2 billion. ASB utilizes growth in deposits, advances from the FHLB of Seattle and securities sold under agreements to repurchase to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and make investments. As of December 31, 2014, ASB had loan commitments, undisbursed loan funds and unused lines and letters of credit of $1.7 billion. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
Supervision.  Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA), the federal banking agencies promulgated regulations which apply to the operations of ASB and its holding companies. Such regulations address, for example, standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates and loans to insiders.
Prompt corrective action.  The FDICIA establishes a statutory framework that is triggered by the capital level of a financial institution and subjects it to progressively more stringent restrictions and supervision as capital levels decline. The OCC rules implement the system of prompt corrective action. In particular, the rules define the relevant capital measures for the categories of “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.”
A financial institution that is “undercapitalized” or “significantly undercapitalized” is subject to additional mandatory supervisory actions and a number of discretionary actions if the OCC determines that any of the actions is necessary to resolve the problems of the association at the least possible long-term cost to the Deposit Insurance Fund. A financial institution that is “critically undercapitalized” must be placed in conservatorship or receivership within 90 days, unless the OCC and the FDIC concur that other action would be more appropriate. As of December 31, 2014, ASB was “well-capitalized.”
Interest rates.  FDIC regulations restrict the ability of financial institutions that are undercapitalized to offer interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2014, ASB was “well capitalized” and thus not subject to these interest rate restrictions.
Qualified thrift lender test.  In order to satisfy the QTL test, ASB must maintain 65% of its assets in “qualified thrift investments” on a monthly average basis in 9 out of the previous 12 months. Failure to satisfy the QTL test would subject ASB to various penalties, including limitations on its activities, and would also bring into operation restrictions on the activities that may be engaged in by HEI, ASB Hawaii and their other subsidiaries, which could effectively result in the required divestiture of ASB. At all times during 2014, ASB was in compliance with the QTL test. See “HEI Consolidated–Regulation.”
Federal Home Loan Bank System.  ASB is a member of the FHLB System, which consists of 12 regional FHLBs, and ASB’s regional bank is the FHLB of Seattle. The FHLB System provides a central credit facility for member institutions. Historically, the FHLBs have served as the central liquidity facilities for savings associations and sources of long-term funds for financing housing. At such time as an advance is made to ASB or renewed, it must be collateralized by collateral from one of the following categories: (1) fully disbursed, whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. Government or any agency thereof; (3) FHLB deposits; and (4) other real estate-related collateral that has a readily ascertainable value and with respect to which a security interest can be perfected. The aggregate amount of outstanding advances collateralized by such other real estate-related collateral may not exceed 30% of ASB’s capital.
As mandated by the Gramm Act, the Federal Housing Finance Board (Board) regulations require each FHLB to maintain a minimum total capital leverage ratio of 5% of total assets and include risk-based capital standards requiring each FHLB to maintain permanent capital in an amount sufficient to meet credit risk and market risk. In June 2001, the FHLB of Seattle formulated a capital plan to meet these new minimum capital standards, which plan was approved by the Board. The capital plan requires ASB to own capital stock in the FHLB of Seattle in an amount equal to the total of 4% of the FHLB of Seattle’s advances to ASB plus the greater of (i) 5% of the outstanding balance of loans sold to the FHLB of Seattle by ASB or (ii) 0.5% of ASB’s mortgage loans and pass through securities. As of December 31, 2014, ASB was required under the capital plan to own capital stock in the FHLB of Seattle in the amount of $14 million and owned capital stock in the amount of $69 million, or $55 million in excess of the requirement. Under the capital plan, stock in the FHLB of Seattle can be required to be redeemed at the option of ASB, but the FHLB of Seattle may require up to a 5-year notice of redemption. This 5-year notice period has an adverse but immaterial effect on ASB’s liquidity. See “Stock in FHLB of Seattle” in HEI’s MD&A section for recent developments regarding the FHLB of Seattle.
Community Reinvestment.  The Community Reinvestment Act (CRA) requires financial institutions to help meet the credit needs of their communities, including low- and moderate-income areas, consistent with safe and sound lending practices. The OCC will consider ASB’s CRA record in evaluating an application for a new deposit facility, including the establishment of a branch, the relocation of a branch or office, or the acquisition of an interest in another bank. ASB currently holds an “outstanding” CRA rating.
Other laws.  ASB is subject to federal and state consumer protection laws which affect deposit and lending activities, such as the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act and several federal and state financial privacy acts intended to protect consumers’ personal information and prevent identity theft, such as the Gramm Act and the Fair and Accurate Transactions Act. ASB is also subject to federal laws regulating certain of its lending practices, such as the Flood Disaster Protection Act, and laws requiring reports to regulators of certain customer transactions, such as the Currency and Foreign Transactions Reporting Act and the International Money Laundering Abatement and Anti-Terrorist Financing Act. ASB’s relationship with LPL Financial LLP is also governed by regulations adopted by the FRB under the Gramm Act, which regulate “networking” relationships under which a financial institution refers customers to a broker-dealer for securities services and employees of the financial institution are permitted to receive a nominal fee for the referrals. These laws may provide for substantial penalties in the event of noncompliance. ASB believes that it currently is in compliance with these laws and regulations in all material respects.
Proposed legislation.  See the discussion of proposed legislation in “Bank–Legislation and regulation” in HEI’s MD&A.
Environmental regulation.  ASB may be subject to the provisions of Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), Hawaii Environmental Response Law (ERL) and regulations promulgated thereunder, which impose liability for environmental cleanup costs on certain categories of responsible parties. CERCLA and ERL exempt persons whose ownership in a facility is held primarily to protect a security interest, provided that they do not participate in the management of the facility. Although there may be some risk of liability for ASB for environmental cleanup costs in the event ASB forecloses on, and becomes the owner of, property with environmental problems, the Company believes the risk is not as great for ASB as it may be for other depository institutions that have a larger portfolio of commercial loans.
Additional information.  For additional information about ASB, see the sections under “Bank” in HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk” and Note 5 of the Consolidated Financial Statements.
Properties.  ASB owns or leases several office buildings in downtown Honolulu and owns land and an operations center in the Mililani Technology Park on the island of Oahu.
The following table sets forth the number of bank branches owned and leased by ASB by island:

	Number of branches
December 31, 2014	Owned	Leased	Total
Oahu	7	32	39
Maui	3	4	7
Hawaii	3	2	5
Kauai	2	2	4
Molokai	—	1	1
	15	41	56
As of December 31, 2014, the net book value (NBV) of branches and office facilities was $71 million ($64 million NBV of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the NBV of ASB’s leasehold improvements) compared to the NBV of branches and office facilities of $52 million ($45 million NBV of the land and improvements for the branches and office facilities owned by ASB and $7 million represents the NBV of ASB’s leasehold improvements) as of December 31, 2013. The increase in the NBV of the land and improvements in 2014 over 2013 was due to the purchase of real property to develop a new corporate campus and branch renovations. The leases expire on various dates through February 2033, but many of the leases have extension provisions.
As of December 31, 2014, ASB owned 116 automated teller machines.

ITEM 1A.	RISK FACTORS
The businesses of HEI and its subsidiaries involve numerous risks which, if realized, could have a material and adverse effect on the Company’s financial statements. In addition, there are numerous risks relating to the Merger and Spin-Off. For additional information for certain risk factors enumerated below and other risks of the Company and its operations, see “Forward-Looking Statements” above and HEI’s MD&A, HEI’s “Quantitative and Qualitative Disclosures about Market Risk”, the Notes to the Consolidated Financial Statements, Hawaiian Electric’s MD&A, Hawaiian Electric’s “Quantitative and Qualitative Disclosures About Market Risk.”
Risk Factors Relating to the Merger.
Failure to complete the Merger could negatively impact the stock price and the future business and financial results of HEI. If the Merger is not completed, the ongoing business of HEI may be adversely affected and HEI will be subject to several risks, including the following:

•	having to pay certain costs relating to the proposed Merger and the Spin-Off, such as legal, accounting, financial advisor, filing, printing and mailing fees;

•
focusing HEI’s management on the Merger, which could lead to the disruption of HEI’s ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect the ability of HEI to maintain relationships with customers, regulators, vendors and employees, or could otherwise adversely affect the business and financial results of HEI, without realizing any of the benefits of having the Merger completed; and

•	focusing HEI’s management on the Merger instead of on pursuing other opportunities that could be beneficial to HEI, without realizing any of the benefits of having the Merger completed.
In addition to the above risks, HEI may be required, under certain circumstances, to pay to NEE a termination fee of $90 million, plus NEE’s expenses up to $5 million.
If the Merger is not completed, HEI cannot assure its shareholders that these risks will not materialize and will not materially affect its business, financial results and stock price.
The pendency of the Merger could adversely affect the business and operations of HEI. In connection with the pending Merger, some customers or vendors of HEI’s utilities may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of HEI, regardless of whether the Merger is completed. Similarly, current and prospective employees of HEI and its utilities may experience uncertainty about their future roles following the Merger, which may materially adversely affect the ability of HEI and its utilities to attract and retain key personnel during the pendency of the Merger. In addition, due to operating covenants in the Merger Agreement, HEI and its utilities may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing or other specified transactions or pursue actions that are not in the ordinary course of business, even if such actions would prove beneficial.
If the Merger is completed, NEE may be unable to successfully integrate HEI’s business. NEE and HEI currently operate as independent public companies. After the Merger, NEE will be required to devote significant management attention and resources to integrating HEI’s business. Potential difficulties NEE may encounter in the integration process include the following:

•	the complexities associated with integrating HEI and its utility business, while at the same time continuing to provide consistent, high quality services;

•	the additional complexities of integrating a company with different core services, markets and customers;

•	the inability to retain key employees;

•	unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Merger; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Merger and integrating HEI’s utility business.
For these reasons, the integration process following the Merger could result in the distraction of NEE’s management, the disruption of NEE’s ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect the ability of NEE to maintain relationships with customers, vendors and employees or could otherwise adversely affect the business and financial results of NEE.
HEI may be materially adversely affected by negative publicity related to the proposed Merger and in connection with other matters. From time to time, political and public sentiment in connection with the proposed Merger and in connection with other matters may result in a significant amount of adverse press coverage and other adverse public statements affecting NEE and HEI. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, can divert the time and effort of senior management from the management of HEI’s businesses.
Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on HEI’s reputation, on the morale and performance of its employees and on its relationships with its regulators. It may also have a negative impact on HEI’s ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have a material adverse effect on HEI’s business, financial condition, results of operations and prospects.
Pending litigation against HEI and NEE could result in an injunction preventing completion of the merger, the payment of damages in the event the merger is completed and/or may adversely affect the combined company's business, financial condition or results of operations following the Merger.
Holding Company and Company-Wide Risks.
HEI is a holding company that derives its income from its operating subsidiaries and depends on the ability of those subsidiaries to pay dividends or make other distributions to HEI and on its own ability to raise capital.  HEI is a legal entity separate and distinct from its various subsidiaries. As a holding company with no significant operations of its own, HEI’s cash flows and consequent ability to service its obligations and pay dividends on its common stock is dependent upon its receipt of dividends or other distributions from its operating subsidiaries and its ability to issue common stock or other equity securities and to incur additional debt. The ability of HEI’s subsidiaries to pay dividends or make other distributions to HEI, in turn, is subject to the risks associated with their operations and to contractual and regulatory restrictions, including:

•
the provisions of an HEI agreement with the PUC, which could limit the ability of HEI’s principal electric public utility subsidiary, Hawaiian Electric, to pay dividends to HEI in the event that the consolidated common stock equity of the Utilities falls below 35% of total capitalization of the electric utilities;

•
the provisions of an HEI agreement entered into with federal bank regulators in connection with its acquisition of its bank subsidiary, ASB, which require HEI to contribute additional capital to ASB (up to a maximum amount of additional capital of $28.3 million as of December 31, 2014) upon request of the regulators in order to maintain ASB’s regulatory capital at the level required by regulation;

•	the minimum capital and capital distribution regulations of the OCC that are applicable to ASB and capital regulations that become applicable to HEI and ASB Hawaii;

•	the receipt of a letter of non-objection or prior approval from the OCC and FRB to the payment of any dividend ASB proposes to declare and pay to ASB Hawaii and HEI; and

•	the provisions of preferred stock resolutions and debt instruments of HEI and its subsidiaries.
The Company is subject to risks associated with the Hawaii economy (in the aggregate and on an individual island basis), volatile U.S. capital markets and changes in the interest rate and credit market environment that have and/or could result in higher retirement benefit plan funding requirements, declines in electric utility KWH sales, declines in ASB’s interest rate margins and investment values, higher delinquencies and charge-offs in ASB’s loan portfolio and restrictions on the ability of HEI or its subsidiaries to borrow money or issue securities.  The two largest components of Hawaii’s economy are tourism and the federal government (including the military). Because the core businesses of HEI’s subsidiaries are providing local public electric utility services (through Hawaiian Electric and its subsidiaries) and banking services (through ASB) in Hawaii, the Company’s operating results are significantly influenced by Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism, by the impact of interest rates on the construction and real estate industries and by the impact of world conditions (e.g., U.S. withdrawal of troops from Afghanistan) on federal government spending in Hawaii. For example, the turmoil in the financial markets and declines in the national and global economies had a negative effect on the Hawaii economy in 2009. In 2009, declines in the Hawaii, U.S. and Asian economies in part led to declines in KWH sales, an increase in uncollected billings of the Utilities, higher delinquencies in ASB’s loan portfolio and other adverse effects on HEI’s businesses.
If Fitch, Moody's or S&P were to downgrade HEI’s or Hawaiian Electric’s long-term debt ratings because of past adverse effects, or if future events were to adversely affect the availability of capital to the Company, HEI’s and Hawaiian Electric’s ability to borrow and raise capital could be constrained and their future borrowing costs would likely increase with resulting reductions in HEI’s consolidated net income in future periods. Further, if HEI’s or Hawaiian Electric’s commercial paper ratings were to be downgraded, HEI and Hawaiian Electric might not be able to sell commercial paper and might be required to draw on more expensive bank lines of credit or to defer capital or other expenditures.
Changes in the U.S. capital markets can also have significant effects on the Company. For example, pension funding requirements are affected by the market performance of the assets in the master pension trust maintained for pension plans, and by the discount rate used to estimate the service and interest cost components of net periodic pension cost and value obligations. The Utilities’ pension tracking mechanisms help moderate pension expense; however, the significant decline in 2008 in the value of the Company’s defined benefit pension plan assets resulted in a substantial gap between the projected benefit obligations under the plans and the value of plan assets, resulting in increases in funding requirements. The increases have moderated in recent years as investment performance has improved.
Because the earnings of ASB depend primarily on net interest income, interest rate risk is a significant risk of ASB’s operations. HEI and the Utilities are also exposed to interest rate risk primarily due to their periodic borrowing requirements, the discount rate used to determine pension funding requirements and the possible effect of interest rates on the electric utilities’ rates of return. Interest rates are sensitive to many factors, including general economic conditions and the policies of government and regulatory authorities. HEI cannot predict future changes in interest rates, nor be certain that interest rate risk management strategies it or its subsidiaries have implemented will be successful in managing interest rate risk.
Interest rate risk also represents a market risk factor affecting the fair value of ASB’s investment securities. Increases and decreases in prevailing interest rates generally translate into decreases and increases in the fair values of those instruments, respectively. Disruptions in the credit markets, a liquidity crisis in the banking industry or increased levels of residential mortgage delinquencies and defaults may result in decreases in the fair value of ASB’s investment securities and an impairment that is other-than-temporary, requiring ASB to write down its investment securities. As of December 31, 2014, all of ASB’s investment securities were securities and obligations issued by a federal agency or government sponsored entity that have an implicit guarantee from the U.S. government.
HEI and Hawaiian Electric and their subsidiaries may incur higher retirement benefits expenses and have and will likely continue to recognize substantial liabilities for retirement benefits.  Retirement benefits expenses and cash funding requirements could increase in future years depending on numerous factors, including the performance of the U.S. equity markets, trends in interest rates and health care costs, plan amendments, new laws relating to pension funding and changes in accounting principles. For the Utilities, however, retirement benefits expenses, as adjusted by the pension and postretirement benefits other than pensions (OPEB) tracking mechanisms, have been an allowable expense for rate-making purposes.
The Company is subject to the risks associated with the geographic concentration of its businesses and current lack of interconnections that could result in service interruptions at the Utilities or higher default rates on loans held by ASB.  The business of the Utilities is concentrated on the individual islands they serve in the State of Hawaii. Their operations are more vulnerable to service interruptions than are many U.S. mainland utilities because none of the systems of the Utilities are interconnected with the systems on the other islands they serve. Because of this lack of interconnections, it is necessary to maintain higher generation reserve margins than are typical for U.S. mainland utilities to help ensure reliable service. Service interruptions, including in particular extended interruptions that could result from a natural disaster or terrorist activity, could adversely impact the KWH sales of some or all of the Utilities.
Substantially all of ASB’s consumer loan customers are Hawaii residents. A significant portion of the commercial loan customers are located in Hawaii. While a majority of customers are on Oahu, ASB also has customers on the neighbor islands (whose economies have been weaker than Oahu during the recent economic downturn). Substantially all of the real estate underlying ASB’s residential and commercial real estate loans are located in Hawaii. These assets may be subject to a greater risk of default than other comparable assets held by financial institutions with other geographic concentrations in the event of adverse economic, political or business developments or natural disasters affecting Hawaii and the ability of ASB’s customers to make payments of principal and interest on their loans.
Increasing competition and technological advances could cause HEI’s businesses to lose customers or render their operations obsolete.  The banking industry in Hawaii, and certain aspects of the electric utility industry, are competitive. The success of HEI’s subsidiaries in meeting competition and responding to technological advances will continue to have a direct impact on HEI’s consolidated financial performance. For example:

•
ASB, one of the largest financial institutions in the state, is in direct competition for deposits and loans not only with two larger institutions that have substantial capital, technology and marketing resources, but also with smaller Hawaii institutions and other U.S. institutions, including credit unions, mutual funds, mortgage brokers, finance companies and investment banking firms. Larger financial institutions may have greater access to capital at lower costs, which could impair ASB’s ability to compete effectively. Significant advances in technology could render the operations of ASB less competitive or obsolete.

•
The Utilities face competition from IPPs; customer self-generation, with or without cogeneration; customer energy storage; and the potential formation of community-based, cooperative ownership structures for electrical service on the neighbor islands.  With the exception of certain identified projects, the Utilities are required to use competitive bidding to acquire a future generation resource unless the PUC finds competitive bidding to be unsuitable. The PUC set policies for distributed generation (DG) interconnection agreements and standby rates, and established conditions under which electric utilities can provide DG services on customer-owned sites as a regulated service. The results of competitive bidding, competition from IPPs, customer self-generation, and potential cooperative ownership structures for electric utility service, and the rate at which technological developments facilitating nonutility generation of electricity and customer energy storage occur may adversely affect the Utilities and the results of their operations.

•	New technological developments, such as the commercial development of energy storage and microgrids, may render the operations of the Utilities less competitive or outdated.
The Company may be subject to information technology system failures, network disruptions and breaches in data security that could adversely affect its businesses and reputation.  The Company is subject to cyber security risks and the potential for cyber incidents, including potential incidents at ASB branches and at the the Utilities' plants and the related electricity transmission and distribution infrastructure, and incidents at data processing centers they use, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls. ASB and the Utilities are highly dependent on their ability to process, on a daily basis, a large number of transactions. ASB and the Utilities rely heavily on numerous data processing systems. If any of these systems fails to operate properly or becomes disabled even for a brief period of time, the Company could suffer financial loss, business disruptions, liability to customers, regulatory intervention or damage to its reputation. The Utilities and ASB have disaster recovery plans in place to protect their businesses against natural disasters, security breaches, military or terrorist actions, power or communication failures or similar events. The disaster recovery plans, however, may not be successful in preventing the loss of customer data, service interruptions, disruptions to operations or damage to important facilities.
HEI’s businesses could suffer losses that are uninsured due to a lack of affordable insurance coverage, unavailability of insurance coverage or limitations on the insurance coverage the Company does have.  In the ordinary course of business, HEI and its subsidiaries purchase insurance coverages (e.g., property and liability coverages) to protect against loss of, or damage to, their properties and against claims made by third parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, there is no coverage. Certain of the insurance has substantial deductibles or has limits on the maximum amounts that may be recovered. For example, the Utilities’ overhead and underground transmission and distribution systems (with the exception of substation buildings and contents) have a replacement value roughly estimated at $6 billion and are largely not insured against loss or damage because the amount of transmission and distribution system insurance available is limited and the premiums are cost prohibitive. Similarly, the Utilities have no business interruption insurance as the premiums for such insurance would be cost prohibitive, particularly since the Utilities are not interconnected to other systems. If a hurricane or other uninsured catastrophic natural disaster were to occur, and if the PUC were not to allow the affected Utilities to recover from ratepayers restoration costs and revenues lost from business interruption, the lost revenues and repair expenses could result in a significant decrease in HEI’s consolidated net income or in significant net losses for the affected periods.
ASB generally does not obtain credit enhancements, such as mortgagor bankruptcy insurance, but does require standard hazard and hurricane insurance and may require flood insurance for certain properties. ASB is subject to the risks of borrower defaults and bankruptcies, special hazard losses not covered by the required insurance and the insurance company’s inability to pay claims on existing policies.
Increased federal and state environmental regulation will require an increasing commitment of resources and funds and could result in construction delays or penalties and fines for non-compliance. HEI and its subsidiaries are subject to federal, state and local environmental laws and regulations relating to air quality, water quality, hazardous substances, waste management, natural resources and health and safety, which regulate, among other matters, the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous and toxic wastes and substances. HEI or its subsidiaries are currently involved in investigatory or remedial actions at current, former or third-party sites and there is no assurance that the Company will not incur material costs relating to these sites. In addition, compliance with these legal requirements requires the Utilities to commit significant resources and funds toward, among other things, environmental monitoring, installation of pollution control equipment and payment of emission fees. These laws and regulations, among other things, require that certain environmental permits be obtained in order to construct or operate certain facilities, and obtaining such permits can entail significant expense and cause substantial construction delays. Also, these laws and regulations may be amended from time to time, including amendments that increase the burden and expense of compliance. For example, emission and/or discharge limits may be tightened, more extensive permitting requirements may be imposed and additional substances may become regulated. In addition, significant regulatory uncertainty exists regarding the impact of federal or state greenhouse gas (GHG) emission limits and reductions.
If HEI or its subsidiaries fail to comply with environmental laws and regulations, even if caused by factors beyond their control, that failure may result in civil or criminal penalties and fines or the cessation of operations.

Adverse tax rulings or developments could result in significant increases in tax payments and/or expense.  Governmental taxing authorities could challenge a tax return position taken by HEI or its subsidiaries and, if the taxing authorities prevail, HEI’s consolidated tax payments and/or expense, including applicable penalties and interest, could increase significantly.
The Company could be subject to the risk of uninsured losses in excess of its accruals for litigation matters.  HEI and its subsidiaries are involved in routine litigation in the ordinary course of their businesses, most of which is covered by insurance (subject to policy limits and deductibles). However, other litigation may arise that is not routine (such as the litigation related to the proposed Merger) or involves claims that may not be covered by insurance. Because of the uncertainties associated with litigation, there is a risk that litigation against HEI or its subsidiaries, even if vigorously defended, could result in costs of defense and judgment or settlement amounts not covered by insurance and in excess of reserves established in HEI’s consolidated financial statements.
Changes in accounting principles and estimates could affect the reported amounts of the Company’s assets and liabilities or revenues and expenses.  HEI’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. Changes in accounting principles (including the possible adoption of International Financial Reporting Standards or new U.S. accounting standards), or changes in the Company’s application of existing accounting principles, could materially affect the financial statement presentation of HEI’s or the Utilities’ consolidated results of operations and/or financial condition. Further, in preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change include the amounts reported for pension and other postretirement benefit obligations; contingencies and litigation; income taxes; property, plant and equipment; regulatory assets and liabilities; electric utility revenues; allowance for loan losses; nonperforming loans; troubled debt restructurings; and fair value.
The Utilities' financial statements reflect assets and costs based on cost-based rate-making regulations. Continued accounting in this manner requires that certain criteria relating to the recoverability of such costs through rates be met. If events or circumstances should change so that the criteria are no longer satisfied, the Utilities’ expect that their regulatory assets (amounting to $905 million as of December 31, 2014), net of regulatory liabilities (amounting to $345 million as of December 31, 2014), would be charged to the statement of income in the period of discontinuance.
Changes in accounting principles can also impact HEI’s consolidated financial statements. For example, if management determines that a PPA requires the consolidation of the IPP in the Consolidated Financial Statements, the consolidation could have a material effect on Hawaiian Electric’s and HEI’s consolidated financial statements, including the recognition of a significant amount of assets and liabilities and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. Also, if management determines that a PPA requires the classification of the agreement as a capital lease, a material effect on HEI’s consolidated balance sheet may result, including the recognition of significant capital assets and lease obligations.
A proposed standard on accounting for expected credit losses was issued by the FASB which would replace existing impairment models, including replacing an “incurred loss” model for loans with a “current expected credit loss” model. There are a number of questions and issues around the expected credit loss model. ASB cannot predict whether or when a final standard will be issued, when it will be effective or what it its final provisions will be. It is possible that the final standard could have a material adverse impact on the bank’s results of operations once it is issued and becomes effective.
A standard on accounting for revenues from contracts with customers was issued by the FASB in May 2014. The Company plans to adopt this standard in the first quarter of 2017, but has not determined the impact of adoption on its financial statements.
Electric Utility Risks.
Actions of the PUC are outside the control of the Utilities and could result in inadequate or untimely rate increases, in rate reductions or refunds or in unanticipated delays, expenses or writedowns in connection with the construction of new projects.  The rates the Utilities are allowed to charge for their services and the timeliness of permitted rate increases are among the most important items influencing the Utilities’ results of operations, financial condition and liquidity. The PUC has broad discretion over the rates that the Utilities charge their customers. As part of the decoupling mechanism that the Utilities have implemented, each of the Utilities will file a rate case once every three years. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the items and amounts that may be included in rate base, the returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding could have a material adverse effect on Hawaiian Electric’s consolidated results of operations, financial condition and liquidity.

To improve the timing and certainty of the recovery of their costs, the Utilities have proposed and received approval of various cost recovery mechanisms including an ECAC and pension and OPEB tracking mechanisms, as well as a decoupling mechanism, a PPAC, and a renewable energy infrastructure program (REIP) surcharge. A change in, or the elimination of, any of these cost recovery mechanisms, including in the current proceeding in which the PUC is examining the decoupling mechanism, could have a material adverse effect on the Utilities.
The Utilities could be required to refund to their customers, with interest, revenues that have been or may be received under interim rate orders in their rate case proceedings, integrated resource plan cost recovery dockets and other proceedings, if and to the extent they exceed the amounts allowed in final orders.
Many public utility projects require PUC approval and various permits (e.g., environmental and land use permits) from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits, or any adverse decision or policy made or adopted, or any prolonged delay in rendering a decision, by an agency with respect to such approvals and permits, can result in significantly increased project costs or even cancellation of projects. In the event a project does not proceed, or if the PUC disallows cost recovery for all or part of a project, project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income. For example, in January 2013, the Utilities and the Consumer Advocate signed a settlement agreement to write off $40 million of costs in lieu of conducting PUC-ordered regulatory audits of the CIP CT-1 and the CIS projects.
Energy cost adjustment clauses. The rate schedules of each of the Utilities include ECACs under which electric rates charged to customers are automatically adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power.
ECACs are subject to periodic review by the PUC. As part of the review, the Energy Agreement had provided that the PUC may examine whether there are renewable energy projects from which the Utilities should have, but did not, purchase energy or whether alternative fuel purchase strategies were appropriately used or not used.
In the most recent rate cases, the PUC allowed the current ECAC to continue. However, in the decoupling reexamination proceeding, certain parties recommended modifying the ECAC to allow only partial pass-through of fuel costs and eventual phasing out of the ECAC. The Consumer Advocate stated that there should be no significant change to the existing ECAC without first undertaking a new regulatory proceeding that would provide time and resources for the careful study of the potential effects of each ECAC change considered, but that there should be significantly greater ECAC audit and regulatory review of the Utilities’ incurred fuel costs should be implemented to encourage cost control and to identify and deny recovery of any imprudently incurred energy costs through the ECAC. The Utilities suggested ways of improving the ECAC but stated that the partial pass through of fuel costs would not be proper regulatory policy since the Utilities have no control over world oil markets, that 42 of the 50 states provide dollar-for-dollar pass through of market-driven changes in fuel or purchase power costs, and that modifying the ECAC to allow only partial pass-through of fuel costs could severely impact the Utilities’ credit rating. A change in, or the elimination of, the ECAC could have a material adverse effect on the Utilities.
Electric utility operations are significantly influenced by weather conditions.  The Utilities’ results of operations can be affected by the weather. Weather conditions, particularly temperature and humidity, directly influence the demand for electricity. In addition, severe weather and natural disasters, such as hurricanes, earthquakes, tsunamis and lightning storms, which may become more severe or frequent as a result of global climate changes, can cause outages and property damage and require the Utilities to incur significant additional expenses that may not be recoverable.
Electric utility operations depend heavily on third-party suppliers of fuel and purchased power.  The Utilities rely on fuel oil suppliers and shippers and IPPs to deliver fuel oil and power, respectively, in accordance with contractual agreements. Approximately 69% of the net energy generated or purchased by the Utilities in 2014 was generated from the burning of fossil fuel oil, and purchases of power by the Utilities provided about 46% of their total net energy generated and purchased for the same period. Failure or delay by oil suppliers and shippers to provide fuel pursuant to existing contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could disrupt the ability of the Utilities to deliver electricity and require the Utilities to incur additional expenses to meet the needs of their customers that may not be recoverable. In addition, as the IPP contracts near the end of their terms, there may be less economic incentive for the IPPs to make investments in their units to ensure the availability of their units. Also, as these contractual agreements end, the Utilities may not be able to purchase fuel and power on terms equivalent to the current contractual agreements. As the use of biofuels in generating units increases, the same risks will exist with suppliers of biofuels.
Electric utility generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated and/or increased operation and maintenance expenses and increased power purchase costs.  Operation of electric generating facilities involves certain risks which can adversely affect energy output and efficiency levels. Included among these risks are facility shutdowns or power interruptions due to insufficient generation or a breakdown or failure of equipment or processes. In January 2015, Hawaiian Electric experienced a generation shortfall event due to unexpected concurrent outages of a utility generating unit and several IPPs. In addition, operations could be negatively impacted by interruptions in fuel supply, inability to negotiate satisfactory collective bargaining agreements when existing agreements expire or other labor disputes, inability to comply with regulatory or permit requirements, disruptions in delivery of electricity, operator error and catastrophic events such as earthquakes, tsunamis, hurricanes, fires, explosions, floods or other similar occurrences affecting the Utilities’ generating facilities or transmission and distribution systems.
The Utilities may be adversely affected by new legislation.  Congress, the Hawaii legislature and governmental agencies periodically consider legislation and other initiatives that could have uncertain or negative effects on the Utilities and their customers. Congress, the Hawaii legislature and governmental agencies have adopted, or are considering adopting, a number of measures that will significantly affect the Utilities, as described below.
Renewable Portfolio Standards law.  In 2009, Hawaii’s RPS law was amended to require electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. Energy savings resulting from energy efficiency programs do not count toward the RPS after 2014. The Utilities are committed to achieving these goals and met the 2010 RPS; however, due to the exclusion of energy savings in calculating RPS after 2014 and risks such as potential delays in IPPs being able to deliver contracted renewable energy, it is possible the Utilities may not attain the required renewable percentages in the future, and management cannot predict the future consequences of failure to do so (including potential penalties to be assessed by the PUC). On December 19, 2008, the PUC approved a penalty of $20 for every MWh that an electric utility is deficient under Hawaii’s RPS law. The PUC noted, however, that this penalty may be reduced, in the PUC’s discretion, due to events or circumstances that are outside an electric utility’s reasonable control, to the extent the event or circumstance could not be reasonably foreseen and ameliorated, as described in the RPS law and in an RPS framework adopted by the PUC. In addition, the PUC ordered that the Utilities will be prohibited from recovering any RPS penalty costs through rates.
Renewable energy.  In 2007, a measure was passed by the Hawaii legislature stating that the PUC may consider the need for increased renewable energy in rendering decisions on utility matters. Due to this measure, it is possible that, if energy from a renewable source is more expensive than energy from fossil fuel, the PUC may still approve the purchase of energy from the renewable source, resulting in higher costs.
Global climate change and greenhouse gas emissions reduction.  National and international concern about climate change and the contribution of GHG emissions to climate change have led to action by the state of Hawaii and federal legislative and regulatory proposals to reduce GHG emissions.
In July 2007, Act 234, which requires a statewide reduction of GHG emissions by January 1, 2020 to levels at or below the statewide GHG emission levels in 1990, became law in Hawaii. On June 20, 2014, the Governor signed the final regulations required to implement Act 234 and the regulations went into effect on June 30, 2014. In general, the regulations require affected sources that have the potential to emit GHGs in excess of established thresholds to reduce GHG emissions by 16% below 2010 emission levels by 2020. The regulations will also assess affected sources an annual fee based on tons per year of GHG emissions commencing on the effective date of the regulations, estimated to be approximately $0.5 million annually for the Utilities. The DOH GHG regulations also track the federal “Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule” (GHG Tailoring Rule, see below) and would create new thresholds for GHG emissions from new and existing stationary source facilities.
Several approaches to GHG emission reduction (including “cap and trade”) have been either introduced or discussed in Congress; however, no legislation has yet been enacted.
In response to the 2007 U.S. Supreme Court decision in Massachusetts v. Environmental Protection Agency, which ruled that the EPA has the authority to regulate GHG emissions from motor vehicles under the CAA, the EPA has accelerated rulemaking addressing GHG emissions from both mobile and stationary sources. On September 22, 2009, the EPA issued the Final Mandatory Reporting of Greenhouse Gases Rule. The rule, which applies to the Utilities, requires that sources above certain threshold levels monitor and report GHG emissions.
On June 3, 2010, the EPA’s final GHG Tailoring Rule was published. It created a new emissions threshold for GHG emissions from new and existing facilities and requires certain facilities to obtain PSD and Title V operating permits. On June 23, 2014, the U.S. Supreme Court issued a decision that invalidated the GHG Tailoring Rule, to the extent it regulated sources based solely on their GHG emissions. It also invalidated the GHG emissions threshold for regulation. On December 19, 2014, EPA released two memorandums outlining the Agency’s plan for addressing the U.S. Supreme Court’s decision. Hawaiian Electric, Hawaii Electric Light and Maui Electric are evaluating the potential impacts of the Agency’s plan on utility operations and permitting. The current status of the GHG Tailoring Rule, and any further regulatory action the EPA may take in light of this recent decision, are uncertain.

On January 8, 2014, the EPA published in the Federal Register its new proposal for New Source Performance Standards for GHG from new generating units. The proposed rule on GHG from new EGUs does not apply to oil- fired combustion turbines or diesel engine generators, and is not otherwise expected to have significant impacts on the Utilities.
On June 18, 2014, the EPA published in the Federal Register its proposed rule for GHG emissions from existing power plants. The rule sets interim and final state-wide, state-specific emission performance goals, expressed as lb CO2/MWh, that would apply to the state’s affected sources. The interim goal would apply as an average over the period 2020 through 2029, with the final goal to be met by 2030. On the same date, the EPA also published a separate rule for modified and reconstructed power plants. The EPA’s plan is to issue the final rules by mid-summer 2015. Hawaiian Electric is still evaluating the proposed rules for GHG emissions from existing, modified, and reconstructed sources, and how they might relate to the recently issued State GHG rules. Hawaiian Electric will participate in the federal GHG rulemaking process, and in the implementation of the State GHG rules, to try to reconcile federal GHG regulation, state GHG regulation, and any action the EPA may take as a result of the recent U.S. Supreme Court opinion, to facilitate clear and cost-effective compliance. The Utilities will continue to evaluate the impact of proposed GHG rules and regulations as they develop. Final regulations may impose significant compliance costs, and may require reductions in fossil fuel use and the addition of renewable energy resources in excess of the requirements of the RPS law.
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
The Utilities have taken, and continue to identify opportunities to take, direct action to reduce GHG emissions from their operations, including, but not limited to, supporting DSM programs that foster energy efficiency, using renewable resources for energy production and purchasing power from IPPs generated by renewable resources, burning renewable biodiesel in Hawaiian Electric’s CIP CT-1, using biodiesel for startup and shutdown of selected Maui Electric generating units, and testing biofuel blends in other Hawaiian Electric and Maui Electric generating units. The Utilities are also working with the State of Hawaii and other entities to pursue the use of liquefied natural gas as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used. Management is unable to evaluate the ultimate impact on the Utilities of these various measures to reduce GHG emissions.
The foregoing legislation or legislation that now is, or may in the future be, proposed present risks and uncertainties for the Utilities.
The Utilities may be subject to increased operational challenges and their results of operations, financial condition and liquidity may be adversely impacted in meeting the commitments and objectives of clean energy initiatives and Renewable Portfolio Standards (RPS). The far-reaching nature of the Utilities' renewable energy commitments and the RPS goals present risks to the Company. Among such risks are: (1) the dependence on third party suppliers of renewable purchased energy, which if the Utilities are unsuccessful in negotiating purchased power agreements with such IPPs or if a major IPP fails to deliver the anticipated capacity in its purchased power agreement, could impact the Utilities’ achievement of their commitments to RPS goals and/or the Utilities’ ability to deliver reliable service; (2) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (3) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively; (4) the likelihood that the Utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the Utilities; and (5) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the Utilities depending on their design and implementation.
Bank Risks.
Fluctuations in interest rates could result in lower net interest income, impair ASB’s ability to originate new loans or impair the ability of ASB’s adjustable-rate borrowers to make increased payments.  Interest rate risk is a significant risk of ASB’s operations. ASB’s net interest income consists primarily of interest income received on fixed-rate and adjustable-rate loans, mortgage-related securities and investments and interest expense consisting primarily of interest paid on deposits and other borrowings. Interest rate risk arises when earning assets mature or when their interest rates change in a time frame different from that of the costing liabilities. Changes in market interest rates, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact ASB’s net interest margin.

Although ASB pursues an asset-liability management strategy designed to mitigate its risk from changes in market interest rates, unfavorable movements in interest rates could result in lower net interest income. Residential 1-4 family fixed-rate mortgage loans comprised about 43% of ASB’s loan portfolio as of December 31, 2014 and do not re-price with movements in interest rates. ASB continues to face a challenging interest rate environment. Interest rates declined in 2014 and new loan production rates remained at historically low levels and below ASB's loan portfolio yields. This placed additional pressure on ASB's asset yields and net interest margin. The degree to which compression of ASB's margin continues is uncertain if interest rates rise.
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
ASB’s operations are affected by many disparate factors, some of which are beyond its control, that could result in lower net interest income or decreased demand for its products and services.  ASB’s results of operations depend primarily on the level of interest income generated by ASB’s earning assets in excess of the interest expense on its costing liabilities and the supply of and demand for its products and services (i.e., loans and deposits). ASB’s net income may also be adversely affected by various other factors, such as:

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

•	faster than expected loan prepayments that can cause an acceleration of the amortization of premiums on loans and investments and the impairment of mortgage servicing assets of ASB;

•	changes in ASB’s loan portfolio credit profiles and asset quality, which may increase or decrease the required level of allowance for loan losses;

•
technological disruptions affecting ASB’s operations or financial or operational difficulties experienced by any outside vendor on whom ASB relies to provide key components of its business operations, such as business processing, network access or internet connections;

•	the impact of legislative and regulatory changes affecting capital requirements and increasing oversight of, and reporting by, banks;

•	additional legislative changes regulating the assessment of overdraft, interchange and credit card fees, which will have a negative impact on noninterest income;

•
public opinion about ASB and financial institutions in general, which, if negative, could impact the public’s trust and confidence in ASB and adversely affect ASB’s ability to attract and retain customers and expose ASB to adverse legal and regulatory consequences;

•	increases in operating costs (including employee compensation expense and benefits), inflation and other factors, that exceed increases in ASB’ s net interest, fee and other income; and

•	the ability of ASB to maintain or increase the level of deposits, ASB’s lowest costing funds.
Banking and related regulations could result in significant restrictions being imposed on ASB’s business or in a requirement that HEI divest ASB.  ASB is subject to examination and comprehensive regulation by the Department of Treasury, the OCC and the FDIC, and is subject to reserve requirements established by the Board of Governors of the Federal Reserve System. In addition, the FRB is responsible for regulating ASB’s holding companies, HEI and ASB Hawaii. The regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only ASB’s compliance with applicable banking laws and regulations, but also capital adequacy, asset quality, management ability and performance, earnings, liquidity and various other factors.
Under certain circumstances, including any determination that ASB’s relationship with HEI results in an unsafe and unsound banking practice, these regulatory authorities have the authority to restrict the ability of ASB to transfer assets and to make distributions to its shareholders (including payment of dividends to HEI), or they could seek to require HEI to sever its relationship with or divest its ownership of ASB. Payment by ASB of dividends to HEI may also be restricted by the OCC and FRB under its prompt corrective action regulations or its capital distribution regulations if ASB’s capital position deteriorates. In order to maintain its status as a QTL, ASB is required to maintain at least 65% of its assets in “qualified thrift investments.” Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI and HEI’s other subsidiaries would also be subject to restrictions, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. Federal legislation has also been proposed in the past that could result in a required divestiture of ASB. In the event of a required divestiture, federal law substantially limits the types of entities that could potentially acquire ASB.
Recent legislative and regulatory initiatives could have an adverse effect on ASB’s business.  The Dodd-Frank Act, which became law in July 2010, has had a substantial impact on the financial services industry. The Dodd-Frank Act establishes a framework through which regulatory reform will be written and changes to statutes, regulations or regulatory policies could affect HEI and ASB in substantial and unpredictable ways. A major component of the Dodd-Frank Act is the creation of the Consumer Financial Protection Bureau that has the responsibility for setting and enforcing clear, consistent rules relating to consumer financial products and services and has the authority to prohibit practices it finds to be unfair, deceptive or abusive. Compliance with any such directives could have adverse effects on ASB’s revenues or operating costs. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on ASB’s business, results of operations, financial condition and liquidity.
A large percentage of ASB’s loans and securities are collateralized by real estate, and adverse changes in the real estate market and/or general economic or other conditions may result in loan losses and adversely affect the Company’s profitability.  As of December 31, 2014 approximately 79% of ASB’s loan portfolio was comprised of loans primarily collateralized by real estate, most of which was concentrated in the State of Hawaii. ASB’s HELOC (home equity line of credit) portfolio grew by 11% during 2014 and now comprises 23% of total real estate loans. ASB’s financial results may be adversely affected by changes in prevailing economic conditions, either nationally or in the state of Hawaii, including decreases in real estate values, adverse employment conditions, the monetary and fiscal policies of the federal and state government and other significant external events. Adverse changes in the economy may have a negative effect on the ability of borrowers to make timely repayments of their loans. A deterioration of the economic environment in Hawaii, including a material decline in the real estate market, further declines in home resales, or a material external shock, or any environmental clean-up obligation, may also significantly impair the value of ASB’s collateral and ASB’s ability to sell the collateral upon foreclosure. In the event of a default, amounts received upon sale of the collateral may be insufficient to recover outstanding principal and interest. In addition, if poor economic conditions result in decreased demand for real estate loans, ASB’s profits may decrease if its alternative investments earn less income than real estate loans.
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
Generally, both commercial and commercial real estate loans have shorter terms to maturity and earn higher spreads than residential mortgage loans. Only the assets of the business typically secure commercial loans. In such cases, upon default, any collateral repossessed may not be sufficient to repay the outstanding loan balance. In addition, loan collections are dependent on the borrower’s continuing financial stability and, thus, are more likely to be affected by current economic conditions and adverse business developments.
ASB has grown its national syndicated lending portfolio where ASB is a participant in credit facilities agented by established and reputable national lenders. Management selectively chooses each deal based on conservative credit criteria to ensure a high quality, well diversified portfolio.
Commercial real estate properties tend to be unique and are more difficult to value than residential real estate properties. Commercial real estate loans may not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due at maturity. In addition, commercial real estate properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than noncommercial properties and to the corresponding burdens and costs of compliance with environmental laws and regulations. Also, there may be costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of leases with respect to commercial properties. For example, a tenant may seek the protection of bankruptcy laws, which could result in termination of the tenant’s lease.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
HEI: None.
Hawaiian Electric: Not applicable.

ITEM 2.	PROPERTIES
HEI and Hawaiian Electric:  See the “Properties” sections under “HEI,” “Electric utility” and “Bank” in Item 1. Business above.

ITEM 3.	LEGAL PROCEEDINGS
HEI and Hawaiian Electric:  HEI subsidiaries (including Hawaiian Electric and its subsidiaries and ASB) may be involved in ordinary routine PUC proceedings, environmental proceedings and/or litigation incidental to their respective businesses. The Company is involved in PUC proceedings and litigation related to the proposed Merger. See the descriptions of legal proceedings (including judicial proceedings and proceedings before the PUC and environmental and other administrative agencies) in “Item 1. Business,” in HEI’s MD&A and in the Notes 2 (which includes a discussion of PUC proceedings and litigation related to the Merger), 4 and 5 of the Consolidated Financial Statements. The outcomes of litigation and administrative proceedings are necessarily uncertain and there is a risk that the outcome of such matters could have a material adverse effect on the financial position, results of operations or liquidity of HEI or one or more of its subsidiaries for a particular period in the future.

ITEM 4.	MINE SAFETY DISCLOSURES
HEI and Hawaiian Electric:  Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
HEI:
Certain of the information required by this item is incorporated herein by reference to Note 14, “Regulatory restrictions on net assets” and Note 17, “Quarterly information (unaudited)” of the Consolidated Financial Statements and "Item 6. Selected Financial Data” and “Equity compensation plan information” under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K. Certain restrictions on dividends and other distributions of HEI are described in this report under “Item 1. Business—HEI—Regulation—Restrictions on dividends and other distributions” and that description is incorporated herein by reference. HEI’s common stock is traded on the New York Stock Exchange and the total number of holders of record of HEI common stock (i.e., registered shareholders) as of February 13, 2015, was 7,796.
Purchases of HEI common shares were made during the fourth quarter to satisfy the requirements of certain plans as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period*	(a) Total Number of Shares Purchased **	(b) Average Price Paid per Share **	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to 31, 2014	25,271	$27.65	—	NA
November 1 to 30, 2014	16,468	$27.59	—	NA
December 1 to 31, 2014	230,009	$32.19	—	NA
NA Not applicable.
* Trades (total number of shares purchased) are reflected in the month in which the order is placed.
** The purchases were made to satisfy the requirements of the DRIP, the HEIRSP and the ASB 401(k) Plan for shares purchased for cash or by the reinvestment of dividends by participants under those plans and none of the purchases were made under publicly announced repurchase plans or programs. Average prices per share are calculated exclusive of any commissions payable to the brokers making the purchases for the DRIP, the HEIRSP and the ASB 401(k) Plan. Of the shares listed in column (a), all of the 25,271 shares, 13,368 of the 16,468 shares and 219,609 of the 230,009 shares were purchased for the DRIP, none of the 25,271 shares, none of the 16,468 shares and 8,100 of the 230,009 shares were purchased for the HEIRSP and the remaining shares were purchased for the ASB 401(k) Plan. The repurchased shares were issued for the accounts of the participants under registration statements registering the shares issued under these plans.

Hawaiian Electric:
Since a corporate restructuring on July 1, 1983, all the common stock of Hawaiian Electric has been held solely by its parent, HEI, and is not publicly traded. Accordingly, information required with respect to “Market information” and “holders” is not applicable to Hawaiian Electric.
The dividends declared and paid on Hawaiian Electric’s common stock for the quarters of 2014 and 2013 were as follows:

Quarters ended	2014	2013
March 31	$22,706,842	$20,069,526
June 30	21,539,126	20,719,142
September 30	22,122,984	20,394,334
December 31	22,122,984	20,394,334
Also, see “Liquidity and capital resources” in HEI’s MD&A.
See the discussion of regulatory and other restrictions on dividends or other distributions under “Item 1. Business—HEI—Regulation—Restrictions on dividends and other distributions” and in Note 14 of the Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA
HEI:

Selected Financial Data
Hawaiian Electric Industries, Inc. and Subsidiaries
Years ended December 31	2014		2013		2012		2011		2010
(dollars in thousands, except per share amounts)
Results of operations
Revenues	$3,239,542		$3,238,470		$3,374,995		$3,242,335		$2,664,982
Net income for common stock	$168,320		$161,516		$138,658		$138,230		$113,535
Basic earnings per common share	$1.65		$1.63		$1.43		$1.45		$1.22
Diluted earnings per common share	$1.64		$1.62		$1.42		$1.44		$1.21
Return on average common equity	9.6%		9.7%		8.9%		9.2%		7.8%
Financial position *
Total assets	$11,184,161		$10,340,044		$10,149,132		$9,594,477		$9,087,409
Deposit liabilities	4,623,415		4,372,477		4,229,916		4,070,032		3,975,372
Other bank borrowings	290,656		244,514		195,926		233,229		237,319
Long-term debt, net	1,506,546		1,492,945		1,422,872		1,340,070		1,364,942
Preferred stock of subsidiaries – not subject to mandatory redemption	34,293		34,293		34,293		34,293		34,293
Common stock equity	1,791,428		1,727,070		1,593,865		1,528,706		1,480,394
Common stock
Book value per common share *	$17.47		$17.06		$16.28		$15.92		$15.63
Market price per common share
High	35.00		28.30		29.24		26.79		24.99
Low	22.71		23.84		23.65		20.59		18.63
December 31	33.48		26.06		25.14		26.48		22.79
Dividends per common share	1.24		1.24		1.24		1.24		1.24
Dividend payout ratio	75%		76%		87%		86%		102%
Market price to book value per common share *	192%		153%		154%		166%		146%
Price earnings ratio **	20.3	x	16.0	x	17.6	x	18.3	x	18.7	x
Common shares outstanding (thousands) *	102,565		101,260		97,928		96,038		94,691
Weighted-average	101,968		98,968		96,908		95,510		93,421
Shareholders ***	29,415		30,653		31,349		32,004		32,624
Employees *	3,965		3,966		3,870		3,654		3,426

*	At December 31.

**	Calculated using December 31 market price per common share divided by basic earnings per common share. The principal trading market for HEI’s common stock is the New York Stock Exchange (NYSE).

***
At December 31. Represents registered shareholders plus participants in the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP) who are not registered shareholders. As of February 13, 2015, HEI had 7,796 registered shareholders (i.e., holders of record of HEI common stock), 25,627 DRIP participants and total shareholders of 29,144.

See Note 2 and “Commitments and contingencies” in Note 4 of the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussions of certain contingencies that could adversely affect future results of operations and factors that affected reported results of operations.
For 2014, 2013, 2012, 2011 and 2010, under the two-class method of computing basic earnings per share, distributed earnings were $1.24 per share each year and undistributed earnings (loss) were $0.41, $0.39, $0.19, $0.21 and $(0.02) per share, respectively, for both unvested restricted stock awards and unrestricted common stock. For 2014, 2013, 2012, 2011 and 2010, under the two-class method of computing diluted earnings per share, distributed earnings were $1.24 per share each year and undistributed earnings (loss) were $0.40, $0.38, $0.18, $0.20 and $(0.03) per share, respectively, for both unvested restricted stock awards and unrestricted common stock.

Hawaiian Electric:
Selected Financial Data
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2014	2013	2012	2011	2010
(in thousands)
Results of operations
Revenues	$2,987,323	$2,980,172	$3,109,439	$2,978,690	$2,382.366
Net income for common stock	137,641	122,929	99,276	99,986	76,589

Financial position *
Utility plant	$6,220,397	$5,896,991	$5,567,346	$5,242,379	$5,049,900
Accumulated depreciation	(2,175,510)	(2,111,229)	(2,040,789)	(1,966,894)	(1,941,059)
Net utility plant	$4,044,887	$3,785,762	$3,526,557	$3,275,485	$3,108,841
Total assets	$5,590,457	$5,087,129	$5,108,793	$4,674,007	$4,287,745
Current portion of long-term debt	$—	$11,400	$—	$57,500	$—
Long-term debt, net	1,206,546	1,206,545	1,147,872	1,000,570	1,057,942
Common stock equity	1,682,144	1,593,564	1,472,136	1,402,841	1,334,155
Cumulative preferred stock-not subject to mandatory redemption	34,293	34,293	34,293	34,293	34,293
Capital structure	$2,922,983	$2,845,802	$2,654,301	$2,495,204	$2,426,390
Capital structure ratios (%)
Debt (short-term debt, which is nil, and long-term debt, net, including current portion)	41.3	42.8	43.2	42.4	43.6
Cumulative preferred stock	1.2	1.2	1.3	1.4	1.4
Common stock equity	57.5	56.0	55.5	56.2	55.0

*	At December 31.

HEI owns all of Hawaiian Electric’s common stock. Therefore, per share data is not meaningful.
See "Forward-Looking Statements" above, the “electric utility” sections and all information related to, or including, Hawaiian Electric and its subsidiaries in HEI’s MD&A and Note 2 and “Commitments and contingencies” in Note 4 of the Consolidated Financial Statements for discussions of certain contingencies that could adversely affect future results of operations, financial condition and cash flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries):
The following discussion should be read in conjunction with the Consolidated Financial Statements. The general discussion of HEI’s consolidated results should be read in conjunction with the electric utility and bank segment discussions that follow.

HEI Consolidated
Proposed Merger. On December 3, 2014, HEI, NEE, Merger Sub II and Merger Sub I entered into an Agreement and Plan of Merger. The Merger Agreement provides for Merger Sub I to merge with and into HEI, with HEI surviving, and then for HEI to merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE (the Merger). The Merger Agreement provides that, prior to completion of the Merger, HEI will distribute to its shareholders, on a pro-rata basis, all of the issued and outstanding shares of ASB Hawaii, parent company of ASB (the Spin-Off). The closing of the Merger is subject to various conditions, including federal and state regulatory approvals and the approval of holders of 75% of the outstanding shares of HEI common stock. For additional information concerning the proposed merger, see Note 2 of the Consolidated Financial Statements.
Executive overview and strategy.  HEI is a holding company that operates subsidiaries (collectively, the Company), principally in Hawaii’s electric utility and banking sectors. HEI’s strategy is to build fundamental earnings and profitability of its electric utilities and bank in a controlled risk manner to support its current dividend and improve operating and capital efficiency in order to build shareholder value.
HEI, through its electric utility subsidiaries (Hawaiian Electric and its subsidiaries, Hawaii Electric Light and Maui Electric), provides the only electric public utility service to approximately 95% of Hawaii’s population. HEI also provides a wide array of banking and other financial services to consumers and businesses through its bank subsidiary, ASB, one of Hawaii’s largest financial institutions based on total assets. Together, HEI’s unique combination of electric utilities and a bank continues to provide the Company with a strong balance sheet and the financial resources to invest in the strategic growth of its subsidiaries while providing an attractive dividend for investors.
In 2014, net income for HEI common stock was $168 million, up 4% from $162 million in 2013 primarily due to the Utilities’ 12% higher net income. ASB had 11% lower net income in 2014 compared to 2013 and the “other” segment had a $2 million higher net loss. Basic earnings per share were $1.65 per share in 2014, up 1% from $1.63 per share in 2013.
The Utilities’ strategic focus has been to meet Hawaii’s energy needs by modernizing and adding needed infrastructure through capital investment, placing emphasis on energy efficiency and conservation, pursuing renewable energy generation and taking the necessary steps to secure regulatory support for their plans. Electric utility net income for common stock in 2014 of $138 million increased 12% from the prior year due primarily to the increase in revenues in 2014 for the recovery of costs for clean energy and reliability investments and reduction of earnings in 2013 due to the Maui Electric refund to customers, offset in part due to higher O&M expenses, depreciation expense, interest costs, and a favorable deferred tax adjustment in 2013.
ASB continues to develop and introduce new products and services in order to meet the needs of both consumer and commercial customers. Additionally, ASB is making the investments in people and technology necessary to adapt to a constantly changing banking industry and remain competitive. ASB’s earnings in 2014 of $51 million decreased $6 million compared to prior year net income due primarily to lower noninterest income and a higher provision for loan losses. In 2014, ASB earnings were impacted by lower debit card interchange fees as a result of being non-exempt from the Durbin Amendment from July 1, 2013, and the settlement of a lawsuit. ASB’s future financial results will continue to be impacted by the interest rate environment and the quality of ASB’s loan portfolio. If the Spin-Off occurs as contemplated by the Merger Agreement, ASB expects to be exempt from the Durbin Amendment.
HEI’s “other” segment had a net loss in 2014 of $20.8 million, compared to a net loss of $18.9 million in 2013. In 2014, HEI incurred $5 million of expenses related to the proposed merger and $3 million lower interest expense (each net of taxes).
Shareholder dividends are declared and paid quarterly by HEI at the discretion of HEI’s Board of Directors. HEI and its predecessor company, Hawaiian Electric, have paid dividends continuously since 1901. The dividend has been stable at $1.24 per share annually since 1998. The indicated dividend yield as of December 31, 2014 was 3.7%. The dividend payout ratios based on net income for common stock for 2014, 2013 and 2012 were 75%, 76% and 87%, respectively. The HEI Board of

Directors considers many factors in determining the dividend quarterly, including but not limited to the Company’s results of operations, the long-term prospects for the Company, and current and expected future economic conditions.
HEI’s subsidiaries from time to time consider various strategies designed to enhance their competitive positions and to maximize shareholder value. Management cannot predict whether any of these strategies or transactions will be carried out or, if so, whether they will be successfully implemented. See "Proposed merger" above.
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
Hawaii’s tourism industry, a significant driver of Hawaii’s economy, reached record highs in both visitor spending and arrivals for the third consecutive year in 2014. Visitor expenditures increased 2.3% and arrivals increased 1.3% compared to 2013. Looking ahead, the Hawaii Tourism Authority expects scheduled nonstop seats to Hawaii for the first quarter of 2015 to increase by 6.1% over the first quarter of 2014 driven primarily by a 9.2% increase in domestic seats.
Hawaii’s unemployment rate was relatively stable at 4.0% in December 2014, lower than the state’s 4.7% rate in December 2013 and the December 2014 national unemployment rate of 5.6%.
Hawaii real estate activity, as indicated by the home resale market, experienced growth in median sales prices in 2014. Median sales prices for single family residential homes and condominiums on Oahu increased 3.8% and 5.4%, respectively, over 2013. However, the number of closed sales was down slightly in 2014. Closed sales for single family residential homes were down 0.8% and condominiums were down 1.3% compared to 2013.
Hawaii’s petroleum product prices reflect supply and demand in the Asia-Pacific region and the price of crude oil in international markets. In 2014, prices of all petroleum fuels plateaued during the first three quarters of the year before falling strongly over the course of 2014’s final quarter.
At its January 2015 meeting, the Federal Open Market Committee (FOMC) held the federal funds rate target at 0% to 0.25% and this rate is expected to remain at record lows for a considerable time following the end of the asset purchase program in October 2014.
Overall, Hawaii’s economy is expected to see positive growth in 2015. Tourism had another record year in 2014, but future gains will be restrained due to limited capacity. Lower energy costs could also provide a boost to the economy if energy costs remain near the low levels experienced in the latter part of 2014. Risks to local economic growth include planned reductions in active duty military personnel and weak Japanese visitor arrivals and spending.
Recent tax developments.  The Tax Increase Prevention Act of 2014 provided a one year extension of 50% bonus depreciation, increasing the Company's 2014 federal tax depreciation by an estimated $162 million, primarily attributable to the Utilities. Previously, the American Taxpayer Relief Act of 2012 provided 50% bonus depreciation through 2013, resulting in an increase in 2013 federal tax depreciation of $160 million, primarily attributable to the Utilities.
Also, see Note 12 and Hawaiian Electric's consolidated income taxes refunded in Note 13 of the Consolidated Financial Statements.

Results of operations.

(dollars in millions, except per share amounts)	2014	% change	2013	% change	2012
Revenues	$3,240	—	$3,238	(4)	$3,375
Operating income	329	4	315	11	284
Net income for common stock	168	4	162	16	139
Net income (loss) by segment:
Electric utility	$138	12	$123	24	$99
Bank	51	(11)	58	(2)	59
Other	(21)	NM	(19)	NM	(19)
Net income for common stock	$168	4	$162	16	$139
Basic earnings per share	$1.65	1	$1.63	14	$1.43
Diluted earnings per share	$1.64	1	$1.62	14	$1.42
Dividends per share	$1.24	—	$1.24	—	$1.24
Weighted-average number of common shares outstanding (millions)	102.0	3	99.0	2	96.9
Dividend payout ratio	75%		76%		87%

NM	Not meaningful.
See “Executive overview and strategy” above and the “Other segment,” “Electric utility” and “Bank” sections below for discussions of results of operations.
Retirement benefits.  The Company’s reported costs of providing retirement benefits are dependent upon numerous factors resulting from actual plan experience and assumptions about future experience. For example, retirement benefits costs are impacted by actual employee demographics (including age and compensation levels), the level of contributions to the plans, plus earnings and realized and unrealized gains and losses on plan assets, and changes made to the provisions of the plans. (See Note 10 of the Consolidated Financial Statements.) Costs may also be significantly affected by changes in key actuarial assumptions, including the expected return on plan assets, the discount rate and mortality. The Company’s accounting for retirement benefits under the plans in which the employees of the Utilities participate is also adjusted to account for the impact of decisions by the Public Utilities Commission of the State of Hawaii (PUC). Changes in obligations associated with the factors noted above may not be immediately recognized as costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants.
The assumptions used by management in making benefit and funding calculations are based on current economic conditions. Changes in economic conditions will impact the underlying assumptions in determining retirement benefits costs on a prospective basis.
For 2014, the Company’s retirement benefit plans’ assets generated a gain of 6.8%, net of investment management and trustee fees, resulting in net earnings and unrealized gains of $90 million, compared to net earnings and unrealized gains of $223 million for 2013 and $134 million for 2012. The market value of the retirement benefit plans’ assets for December 31, 2014 and 2013 were $1.4 billion and $1.4 billion, respectively.
The Company intends to make contributions to the qualified pension plan for HEI and Hawaiian Electric equal to the calculated net periodic pension cost for the year. However, if the minimum required contribution determined under the Employee Retirement Income Security Act of 1974 (ERISA), as amended by the Pension Protection Act of 2006, for the year is greater than the net periodic pension cost, then the Company will contribute the minimum required contribution and the Utilities’ difference between the minimum required contribution and the net periodic pension cost will increase their regulatory asset. In the next rate case, the regulatory asset will be amortized over five years and used to reduce the cash funding requirement based on net periodic pension cost. The regulatory asset may not be applied against the ERISA minimum required contribution.
The net periodic pension cost is expected to be higher than the ERISA minimum required contribution for 2015. Therefore, to satisfy the requirements of the electric utilities’ pension tracking mechanism, net periodic pension cost will be the basis of the cash funding for 2015. Based on plan assets as of December 31, 2014 and various assumptions in Note 10 of the Consolidated Financial Statements, the Company estimates the net periodic pension cost contribution for 2015 will be $85 million ($2 million for HEI and $83 million for the Utilities).

Based on various assumptions in Note 10 of the Consolidated Financial Statements and assuming no further changes in retirement benefit plan provisions, information regarding consolidated HEI’s and consolidated Hawaiian Electric’s retirement benefits was, or is estimated to be, as follows, and constitutes “forward-looking statements:”

	AOCI debit/(credit), net of taxes (benefits), related to retirement benefits liability		Retirement benefits expense, net of tax benefits				Retirement benefits paid and plan expenses
	December 31		Years ended December 31				Years ended December 31
(in millions)	2014	2013	(Estimated) 2015	2014	2013	2012	2014	2013	2012
Consolidated HEI	$28	$13	$23	$20	$21	$22	$71	$70	$68
Consolidated Hawaiian Electric	—	(1)	19	19	18	20	66	65	63
Based on various assumptions in Note 10 of the Consolidated Financial Statements, sensitivities of the projected benefit obligation (PBO) and accumulated postretirement benefit obligation (APBO) as of December 31, 2014, associated with a change in certain actuarial assumptions, were as follows and constitute “forward-looking statements.”

Actuarial assumption	Change in assumption in basis points	Impact on HEI Consolidated PBO or APBO	Impact on Consolidated Hawaiian Electric PBO or APBO
(dollars in millions)
Pension benefits
Discount rate	'+/- 50	$(139)/$157	$(128)/$145
Other benefits
Discount rate	'+/- 50	(14)/16	(14)/15
Health care cost trend rate	'+/- 100	4/(5)	4/(4)
See Note 10 of the Consolidated Financial Statements for further retirement benefits information.
Other segment.

(dollars in millions)	2014	% change	2013	% change	2012
Revenues [1]	$—	NM	$—	NM	$ –
Operating loss	(22)	NM	(17)	NM	(17)
Net loss	(21)	NM	(19)	NM	(19)

[1]	Including writedowns of and net gains and losses from investments.

NM	Not meaningful.
The “other” business segment includes results of the stand-alone corporate operations of HEI and ASB Hawaii, both holding companies; HEI Properties, Inc., a company holding passive, venture capital investments (venture capital investments with a carrying value of $0.1 million as of December 31, 2014); and The Old Oahu Tug Service, Inc., a maritime freight transportation company that ceased operations in 1999; as well as eliminations of intercompany transactions.
HEI corporate-level operating, general and administrative expenses were $21 million in 2014 compared to $16 million in 2013 and $16 million in 2012. In 2014, HEI had approximately $5 million of expenses related to the proposed merger. In 2013, HEI had higher administrative and general expenses, including retirement benefits, partly offset by lower executive compensation.
The “other” segment’s interest expenses were $12 million in 2014, $16 million in 2013 and $16 million in 2012. In 2014, HEI had lower average interest rates, partly offset by the impact of higher average borrowings. In 2014, a 6.51% medium-term note of $100 million was paid off and a $125 million Eurodollar term loan (at rates ranging from 1.12% to 1.14% through December 31, 2014) was drawn. In 2013, $50 million of long-term debt was refinanced at a lower interest rate. The “other” segment’s income tax benefits were $13 million in 2014, $14 million in 2013 and $15 million in 2012.
Effects of inflation.  U.S. inflation, as measured by the U.S. Consumer Price Index (CPI), averaged 1.6% in 2014, 1.5% in 2013 and 2.1% in 2012. Hawaii inflation, as measured by the Honolulu CPI, was 1.8% in 2013, 2.4% in 2012 and 3.7% in 2011. DBEDT estimates average Honolulu CPI to have been 1.5% in 2014 and forecasts it to be 2.2% for 2015.

Inflation continues to have an impact on HEI’s operations. Inflation increases operating costs and the replacement cost of assets. Subsidiaries with significant physical assets, such as the electric utilities, replace assets at much higher costs and must request and obtain rate increases to maintain adequate earnings. In the past, the PUC has granted rate increases in part to cover increases in construction costs and operating expenses due to inflation.
Recent accounting pronouncements. See “Recent accounting pronouncements and interpretations” in Note 1 of the Consolidated Financial Statements.
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
The Company’s total assets were $11.2 billion as of December 31, 2014 and $10.3 billion as of December 31, 2013.
The consolidated capital structure of HEI (excluding deposit liabilities and other bank borrowings) was as follows:

December 31	2014		2013
(dollars in millions)
Short-term borrowings—other than bank	$119	3%	$105	3%
Long-term debt, net—other than bank	1,507	44	1,493	45
Preferred stock of subsidiaries	34	1	34	1
Common stock equity	1,791	52	1,727	51
	$3,451	100%	$3,359	100%
HEI’s short-term borrowings and HEI’s line of credit facility were as follows:

	Year ended December 31, 2014
(in millions)	Average balance	End-of-period balance	December 31, 2013
Short-term borrowings [1]
Commercial paper	$71	$119	$105
Line of credit draws	—	—	—
Undrawn capacity under HEI’s line of credit facility		150	125

[1]
This table does not include Hawaiian Electric’s separate commercial paper issuances and line of credit facilities, which are disclosed below under “Electric utility—Financial Condition—Liquidity and capital resources.” At February 13, 2015, HEI’s outstanding commercial paper balance was $105 million and its line of credit facility was undrawn. The maximum amount of HEI’s short-term borrowings in 2014 was $119 million.

HEI utilizes short-term debt, typically commercial paper, to support normal operations, to refinance commercial paper, to retire long-term debt, to pay dividends and for other temporary requirements. HEI also periodically makes short-term loans to Hawaiian Electric to meet Hawaiian Electric’s cash requirements, including the funding of loans by Hawaiian Electric to Hawaii Electric Light and Maui Electric, but no such short-term loans to Hawaiian Electric were outstanding as of December 31, 2014. HEI periodically utilizes long-term debt, historically consisting of medium-term notes and other unsecured indebtedness, to fund investments in and loans to its subsidiaries to support their capital improvement or other requirements, to repay long-term and short-term indebtedness and for other corporate purposes.
In March 2013, HEI entered into equity forward transactions in which a forward counterparty borrowed 7 million shares of HEI’s common stock from third parties and such borrowed shares were sold pursuant to an HEI registered public offering. See Note 9 of the Consolidated Financial Statements.
On May 2, 2014, HEI closed a two-year term loan from three banks for $125 million. See Note 8 of the Consolidated Financial Statements for a brief description of the loan agreement and the application of the proceeds of the loan.
In December 2014, HEI filed an omnibus shelf registration statement to register an indeterminate amount of debt and equity securities.

HEI has a line of credit facility, as amended and restated on April 2, 2014, of $150 million. See Note 7 of the Consolidated Financial Statements.
The rating of HEI’s commercial paper and debt securities could significantly impact the ability of HEI to sell its commercial paper and issue debt securities and/or the cost of such debt. The rating agencies use a combination of qualitative measures (i.e., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of HEI securities.
Following the announcement that HEI has agreed to merge with NextEra Energy, Inc., on December 4, 2014, Fitch Ratings (Fitch) placed the ‘BBB’ long-term issuer default rating of HEI on Rating Watch Positive and noted “Fitch will likely resolve the Rating Watch on the conclusion of the transaction and could upgrade HEI by one notch given its ownership by a higher rated company. In such a scenario, the ratings of HEI will be equalized with that of its wholly-owned subsidiary, Hawaiian Electric Company (HECO), given the transaction contemplates the spin-off of the bank.” The key ratings drivers cited were (1) modest improvement in business risk, (2) structural challenges in Hawaii, (3) regulatory approvals required, and (4) credit metrics trajectory unchanged. Fitch also noted that “[f]uture developments that may, individually or collectively, lead to negative rating action include:-- [a]n inability to earn an adequate and timely recovery on invested capital; -- [a]ccelerating competitive inroads by distributed generation and energy efficiency; and -- [f]ailure to consummate acquisition by Nextera [sic] and material deterioration in regulatory environment.”
On December 4, 2014, Moody’s affirmed the ratings of HEI (Baa2 stable). Moody’s views “NextEra’s acquisition as potentially beneficial to HECO which has been experiencing numerous operational challenges due to pressure from regulators and other stakeholders to reduce costs and expand the use of renewable generation.” Moody’s also noted that the “rating could be downgraded or placed on negative outlook should the company’s relationship with the regulators deteriorate to a point where it might affect the company’s credit metrics in a meaningful way, or if HECO’s cash flow to debt metric declined to 13% or below on a sustained basis.”
On December 4, 2014, S&P placed the ‘BBB-’ issuer credit rating for HEI on CreditWatch with positive implications. S&P indicated that “[i]n light of the level of NextEra’s investment in HEI, NextEra’s proposed method of funding the acquisition, opportunities for growth, and stated commitment from management, we assess HEI and HECO as “core” subsidiaries of NextEra. As a result, upon the close of the transaction, we expect to raise our issuer credit ratings on HEI and HECO to be aligned with that of the ultimate parent NextEra.” S&P issued a subsequent report on January 26, 2015, stating “[t]he ratings of HEI and its subsidiaries are on CreditWatch with positive implications because of the proposed merger with higher-rated NextEra Energy Inc.”
As of February 13, 2015, the Fitch, Moody's and S&P ratings of HEI were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default and senior unsecured; senior unsecured; and corporate credit; respectively	BBB	Baa2	BBB-
Commercial paper	F3	P-2	A-3
Outlook	Watch-Positive	Stable	Watch-Positive
The above ratings reflect only the view, at the time the ratings are issued, of the applicable rating agency, from whom an explanation of the significance of such ratings may be obtained. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.
Management believes that, if HEI’s commercial paper ratings were to be downgraded, or if credit markets for commercial paper with HEI’s ratings or in general were to tighten, it could be more difficult and/or expensive for HEI to sell commercial paper or HEI might not be able to sell commercial paper in the future. Such limitations could cause HEI to draw on its syndicated credit facility instead, and the costs of such borrowings could increase under the terms of the credit agreement as a result of any such ratings downgrades. Similarly, if HEI’s long-term debt ratings were to be downgraded, it could be more difficult and/or expensive for HEI to issue long-term debt. Such limitations and/or increased costs could materially adversely affect the results of operations, financial condition and liquidity of HEI and its subsidiaries.
Issuances of common stock through the Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan (DRIP), Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and the ASB 401(k) Plan provided new capital of $3 million (approximately 0.1 million shares) in 2014, $48 million (approximately 1.8 million shares) in 2013 and $47 million (approximately 1.8 million shares) in 2012. From March 6, 2014 to date and from August 18, 2011 to January 8, 2012, HEI satisfied the share purchase requirements of the DRIP, HEIRSP and ASB 401(k) Plan through open market purchases of its common stock rather than new issuances.

Operating activities provided net cash of $301 million in 2014, $327 million in 2013 and $235 million in 2012. Investing activities used net cash of $569 million in 2014, $564 million in 2013 and $427 million in 2012. In 2014, net cash used in investing activities was primarily due to a net increase in loans held for investment, Hawaiian Electric’s consolidated capital expenditures (net of contributions in aid of construction) and ASB's purchases of investment securities, partly offset by the repayments of investment securities and the proceeds from sales of investment securities, redemption of stock from Federal Home Loan Bank of Seattle and real estate acquired in settlement of ASB loans. Financing activities provided net cash of $223 million in 2014, $237 million in 2013 and $142 million in 2012. In 2014, net cash provided by financing activities included net increases in deposits, other bank borrowings, long-term debt and short-term borrowings and proceeds from the issuance of common stock, offset by the payment of common and preferred stock dividends. Other than capital contributions from their parent company, intercompany services (and related intercompany payables and receivables), Hawaiian Electric’s periodic short-term borrowings from HEI (and related interest) and the payment of dividends to HEI, the electric utility and bank segments are largely autonomous in their operating, investing and financing activities. (See the electric utility and bank segments’ discussions of their cash flows in their respective “Financial condition–Liquidity and capital resources” sections below.) During 2014, Hawaiian Electric and ASB (via ASB Hawaii) paid cash dividends to HEI of $88 million and $36 million, respectively.
A portion of the net assets of Hawaiian Electric and ASB is not available for transfer to HEI in the form of dividends, loans or advances without regulatory approval. One of the conditions to the PUC’s approval of the Merger and corporate restructuring of Hawaiian Electric and HEI requires that Hawaiian Electric maintain a consolidated common equity to total capitalization ratio of not less than 35% (actual ratio of 58% at December 31, 2014), and restricts Hawaiian Electric from making distributions to HEI to the extent it would result in that ratio being less than 35%. In the absence of an unexpected material adverse change in the financial condition of the electric utilities or ASB, such restrictions are not expected to significantly affect the operations of HEI, its ability to pay dividends on its common stock or its ability to meet its debt or other cash obligations. See Note 14 of the Consolidated Financial Statements.
Forecasted HEI consolidated “net cash used in investing activities” (excluding “investing” cash flows from ASB) for 2015 through 2017 consists primarily of the net capital expenditures of the Utilities. In addition to the funds required for the Utilities’ construction programs (see “Electric utility–Liquidity and capital resources”), approximately $200 million will be required during 2015 through 2017 to repay HEI senior notes of $75 million maturing in March 2016 and and HEI’s $125 million two-year term loan maturing in May 2016, which are expected to be repaid with the proceeds from the issuance of commercial paper, bank borrowings, other medium- or long-term debt, common stock and/or dividends from subsidiaries (assuming that the proposed Merger has not closed by the maturity dates). Additional debt and/or equity financing may be utilized to invest in the Utilities and bank; to pay down commercial paper or other short-term borrowings; or to fund unanticipated expenditures not included in the 2015 through 2017 forecast, such as increases in the costs of or an acceleration of the construction of capital projects of the Utilities, unanticipated utility capital expenditures that may be required by the HCEI or new environmental laws and regulations, unbudgeted acquisitions or investments in new businesses, significant increases in retirement benefit funding requirements and higher tax payments that would result if certain tax positions taken by the Company do not prevail or if taxes are increased by federal or state legislation. In addition, existing debt may be refinanced prior to maturity with additional debt or equity financing (or both). Further, in anticipation of the possible completion of the Merger, the Company will make financing arrangements for the funding of the special dividend of $0.50 per share through some combination of the accumulation of dividends from subsidiaries and/or equity financing and for payment of additional transaction advisory fees and contingent payments (approximately $30 million) through additional debt and/or equity financing.
As further explained in “Retirement benefits” above and Notes 1 and 10 of the Consolidated Financial Statements, the Company maintains pension and OPEB plans. The Company’s contributions to the retirement benefit plans totaled $60 million in 2014 ($59 million by the Utilities, $1 million by HEI and nil by ASB), $83 million in 2013 ($81 million by the Utilities, $2 million by HEI and nil by ASB) and $78 million in 2012 ($63 million by the Utilities, $2 million by HEI and $13 million by ASB) and are expected to total $86 million in 2015 ($84 million by the Utilities, $2 million by HEI and nil by ASB). These contributions satisfied the minimum funding requirements pursuant to ERISA, including changes promulgated by the Pension Protection Act of 2006, and the requirements of the electric utilities’ pension and OPEB tracking mechanisms. In addition, the Company paid directly $2 million of benefits in 2014, $2 million in 2013 and $1 million in 2012 and expects to pay $2 million of benefits in 2015. Depending on the performance of the assets held in the plans’ trusts and numerous other factors, additional contributions may be required in the future to meet the minimum funding requirements of ERISA or to pay benefits to plan participants. The Company believes it will have adequate cash flow or access to capital resources to support any necessary funding requirements.
Selected contractual obligations and commitments.  Information about payments under the specified contractual obligations and commercial commitments of HEI and its subsidiaries was as follows:

December 31, 2014
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual obligations
Time certificates	$256	$100	$72	$3	$431
Other bank borrowings	—	156	50	—	206
Long-term debt	—	200	50	1,257	1,507
Interest on certificates of deposit, other bank borrowings and long-term debt	79	143	131	760	1,113
Operating leases, service bureau contract and maintenance agreements	29	47	31	39	146
Open purchase order obligations[1]	55	26	2	3	86
Fuel oil purchase obligations (estimate based on December 31, 2014 fuel oil prices)	427	349	—	—	776
Power purchase obligations–minimum fixed capacity charges	124	197	184	531	1,036
Total (estimated)	$970	$1,218	$520	$2,593	$5,301

[1]	Includes contractual obligations and commitments for capital expenditures and expense amounts.
The tables above do not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans, obligations that may arise under indemnities provided to purchasers of discontinued operations, potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism) and additional transaction advisory fees and contingent payments related to the proposed merger (approximately $30 million). As of December 31, 2014, the fair value of the assets held in trusts to satisfy the obligations of the Company’s retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the tables above; however, see “Retirement benefits” above for estimated minimum required contributions for 2015.
See Note 4 of the Consolidated Financial Statements for a discussion of fuel and power purchase commitments. See Note 5 of the Consolidated Financial Statements for a further discussion of ASB's commitments.
Off-balance sheet arrangements.  Although the Company has off-balance sheet arrangements, management has determined that it has no off-balance sheet arrangements that either have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, including the following types of off-balance sheet arrangements:

1.	obligations under guarantee contracts,

2.	retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support to that entity for such assets,

3.	obligations under derivative instruments, and

4.
obligations under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

Certain factors that may affect future results and financial condition.  The Company’s results of operations and financial condition can be affected by numerous factors, many of which are beyond its control and could cause future results of operations to differ materially from historical results. The following is a discussion of certain of these factors. Also see “Forward-Looking Statements” and “Risk Factors” above and “Certain factors that may affect future results and financial condition” in each of the electric utility and bank segment discussions below.
Proposed Merger. On December 3, 2014, HEI, NEE, Merger Sub II and Merger Sub I entered into an Agreement and Plan of Merger. The Merger Agreement provides that, prior to completion of the Merger, HEI will distribute to its shareholders, on a pro-rata basis, all of the issued and outstanding shares of ASB Hawaii (parent company of ASB). In addition, the Merger Agreement contemplates that, immediately prior to the closing of the Merger, HEI will pay its shareholders a special dividend of $0.50 per share. At the effective time of the Merger, shares of HEI common stock will be converted into shares of NEE common stock and HEI shareholders will become stockholders of NEE. The closing of the Merger is subject to various conditions, including federal and state regulatory approvals and the approval of holders of 75% of the outstanding shares of HEI common stock. See Note 2 of the Consolidated Financial Statements and “Risk Factors Related to the Merger” above.
Economic conditions, U.S. capital markets and credit and interest rate environment.  Because the core businesses of HEI’s subsidiaries are providing local electric public utility services and banking services in Hawaii, the Company’s operating results are significantly influenced by Hawaii’s economy, which in turn is influenced by economic conditions in the mainland U.S. (particularly California) and Asia (particularly Japan) as a result of the impact of those conditions on tourism, by the impact of interest rates, particularly on the construction and real estate industries, and by the impact of world conditions on federal government spending in Hawaii. The two largest components of Hawaii’s economy are tourism and the federal government (including the military).
If Fitch, Moody's or S&P were to downgrade HEI’s or Hawaiian Electric’s debt ratings, or if future events were to adversely affect the availability of capital to the Company, HEI’s and Hawaiian Electric’s ability to borrow and raise capital could be constrained and their future borrowing costs would likely increase.
Changes in the U.S. capital markets can also have significant effects on the Company. For example, pension funding requirements are affected by the market performance of the assets in the master pension trust, and by the discount rate used to estimate the service and interest cost components of net periodic pension cost and value obligations. The Utilities’ pension tracking mechanisms help moderate pension expense; however, a decline in the value of the Company’s defined benefit pension plan assets may increase the unfunded status of the Company’s pension plans and result in increases in future funding requirements.
Because the earnings of ASB depend primarily on net interest income, interest rate risk is a significant risk of ASB’s operations. Changes in interest rates and credit spreads also affect the fair value of ASB’s investment securities. HEI and its electric utility subsidiaries are also exposed to interest rate risk primarily due to their periodic borrowing requirements, the discount rate used to determine pension funding requirements and the possible effect of interest rates on the electric utilities’ rates of return and overall economic activity. Interest rates are sensitive to many factors, including general economic conditions and the policies of government and regulatory authorities. HEI cannot predict future changes in interest rates, nor be certain that interest rate risk management strategies it or its subsidiaries have implemented will be successful in managing interest rate risk.
Limited insurance.  In the ordinary course of business, the Company purchases insurance coverages (e.g., property and liability coverages) to protect itself against loss of or damage to its properties and against claims made by third-parties and employees for property damage or personal injuries. However, the protection provided by such insurance is limited in significant respects and, in some instances, the Company has no coverage. The Utilities’ transmission and distribution systems (excluding substation buildings and contents) have a replacement value roughly estimated at $6 billion and are largely uninsured. Similarly, the Utilities have no business interruption insurance. If a hurricane or other uninsured catastrophic natural disaster were to occur, and if the PUC were not to allow the Utilities to recover from ratepayers restoration costs and revenues lost from business interruption, their results of operations, financial condition and liquidity could be materially adversely impacted. Certain of the Company’s insurance has substantial “deductibles” or has limits on the maximum amounts that may be recovered. Insurers also have exclusions or limitations of coverage for claims related to certain perils. If a series of losses occurred, such as from a series of lawsuits in the ordinary course of business each of which were subject to an insurance deductible amount, or if the maximum limit of the available insurance were substantially exceeded, the Company could incur uninsured losses in amounts that would have a material adverse effect on the Company’s results of operations, financial condition and liquidity.
Environmental matters.  HEI and its subsidiaries are subject to environmental laws and regulations that regulate the operation of existing facilities, the construction and operation of new facilities and the proper cleanup and disposal of hazardous waste and toxic substances. These laws and regulations, among other things, may require that certain environmental permits be obtained and maintained as a condition to constructing or operating certain facilities. Obtaining such permits can entail significant expense and cause substantial construction delays. Also, these laws and regulations may be amended from time to time, including amendments that increase the burden and expense of compliance.
Material estimates and critical accounting policies.  In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates.
Material estimates that are particularly susceptible to significant change include the amounts reported for pension and other postretirement benefit obligations; contingencies and litigation; income taxes; property, plant and equipment; regulatory assets and liabilities; electric utility revenues; allowance for loan losses; nonperforming loans; troubled debt restructurings; and fair value. Management considers an accounting estimate to be material if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the assumptions selected could have a material impact on the estimate and on the Company’s results of operations or financial condition.
In accordance with SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” management has identified accounting policies it believes to be the most critical to the Company’s financial statements—that is, management believes that the policies discussed below are both the most important to the portrayal of the Company’s results of operations and financial condition, and currently require management’s most difficult, subjective or complex judgments. The policies affecting both of the Company’s two principal segments are discussed below and the policies affecting just one segment are discussed in the respective segment’s section of “Material estimates and critical accounting policies.” Management has reviewed the material estimates and critical accounting policies with the HEI Audit Committee and, as applicable, the Hawaiian Electric Audit Committee.
For additional discussion of the Company’s accounting policies, see Note 1 of the Consolidated Financial Statements and for additional discussion of material estimates and critical accounting policies, see the electric utility and bank segment discussions below under the same heading.
Pension and other postretirement benefits obligations.  For a discussion of material estimates related to pension and other postretirement benefits (collectively, retirement benefits), including costs, major assumptions, plan assets, other factors affecting costs, accumulated other comprehensive income (loss) (AOCI) charges and sensitivity analyses, see “Retirement benefits” in “Consolidated—Results of operations” above and Notes 1 and 10 of the Consolidated Financial Statements.
Contingencies and litigation.  The Company is subject to proceedings (including PUC proceedings), lawsuits and other claims. Management assesses the likelihood of any adverse judgments in or outcomes of these matters as well as potential ranges of probable losses, including costs of investigation. A determination of the amount of reserves required, if any, for these contingencies is based on an analysis of each individual case or proceeding often with the assistance of outside counsel. The required reserves may change in the future due to new developments in each matter or changes in approach in dealing with these matters, such as a change in settlement strategy.
In general, environmental contamination treatment costs are charged to expense, unless it is probable that the PUC would allow such costs to be recovered through future rates, in which case such costs would be capitalized as regulatory assets. Also, environmental costs are capitalized if the costs extend the life, increase the capacity, or improve the safety or efficiency of property; the costs mitigate or prevent future environmental contamination; or the costs are incurred in preparing the property for sale.
See Notes 2, 4 and 5 of the Consolidated Financial Statements.
Income taxes.  Deferred income tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities using tax rates expected to be in effect when such deferred tax assets or liabilities are realized or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
Management evaluates its potential exposures from tax positions taken that have or could be challenged by taxing authorities. These potential exposures result because taxing authorities may take positions that differ from those taken by management in the interpretation and application of statutes, regulations and rules. Management considers the possibility of alternative outcomes based upon past experience, previous actions by taxing authorities (e.g., actions taken in other jurisdictions) and advice from its tax advisors. Management believes that the Company’s provision for tax contingencies is reasonable. However, the ultimate resolution of tax treatments disputed by governmental authorities may adversely affect the Company’s current and deferred income tax amounts.
See Note 12 of the Consolidated Financial Statements.
Following are discussions of the electric utility and bank segments. Additional segment information is shown in Note 2 of the Consolidated Financial Statements. The discussion concerning Hawaiian Electric should be read in conjunction with its consolidated financial statements and accompanying notes.

Electric utility
Executive overview and strategy.  The Utilities provide electricity on all the principal islands in the state other than Kauai and operate on five separate grids. The Utilities’ strategic focus is meeting Hawaii’s energy needs in a reliable, economical and environmentally sound way by modernizing the electric grid, maximizing the use of low-cost, clean energy sources, sustaining an effective asset management program and promoting smart use of energy by customers through information and choices. The Utilities are focused on helping Hawaii achieve its statutory goal of 40% of electricity from clean, locally-generated sources by 2030.
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
Transition to renewable energy. The Utilities are committed to assisting the State of Hawaii in achieving or exceeding its Renewable Portfolio Standard goal of 40% renewable energy by 2030 (see “Renewable energy strategy” below). In addition, while it will not take precedence over the Utilities’ work to increase their use of renewable energy, the Utilities are also working with the State of Hawaii and other entities to examine the possibility of using liquefied natural gas (LNG) as a cleaner and lower cost fuel to replace, at least in part, the petroleum oil that would otherwise be used for the remaining generation. In December 2013, the Utilities executed a non-binding memorandum of understanding with The Gas Company, LLC d/b/a HawaiiGAS, documenting the parties’ desire to work together to (a) develop and/or secure infrastructure for large scale importation of LNG into Hawaii and (b) establish a consortium to competitively procure the LNG and provide storage and regasification of it at an LNG terminal site. In March 2014, Hawaiian Electric issued a RFP for the supply of containerized LNG. Hawaiian Electric received 3 final bid submissions in May 2014 and is in the final stage of selecting an LNG supplier. Also, see "Liquefied natural gas" in Note 4 of the Consolidated Financial Statements for a description of Hawaiian Electric's agreement with Fortis BC Energy Inc.
After launching a smart grid customer engagement plan during the second quarter of 2014, Hawaiian Electric replaced approximately 5,200 residential and commercial meters with smart meters in selected areas across Oahu as part of the Smart Grid Initial Phase. The Initial Phase is expected to run through 2015 and includes the installation of direct load control water heating switches and the launch of a Pre Pay Application. Also under the Initial Phase, fault circuit indicators and key remote controlled switches have been installed, a grid efficiency measure called Volt/Var Optimization was turned on and customer energy portals were launched and are available for customer use. The smart grid provides benefits such as customer tools to manage their electric bills, potentially shortening outages and enabling the Utilities to integrate more low-cost renewable energy, like wind and solar, which will reduce Hawaii’s dependence on imported oil. The Utilities are planning to seek approval from the PUC in 2015 to commit funds for an expansion of the smart grid project, including at Hawaii Electric Light and Maui Electric.
Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by the Utilities in 2011 and 2012. The decoupling model implemented delinks revenues from sales and includes annual rate adjustments for certain O&M expenses and rate base changes.
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

•
Effective March 1, 2014, the interest rate to be applied on the outstanding RBA balances to be the short term debt rate used in each Utilities last rate case (ranging from 1.25% to 3.25%), instead of the 6% that was previously approved.

The second part of this proceeding continued with panel hearings held in October 2014. The proceeding is currently pending a PUC order instructing the parties regarding the issues and scope for limited briefs and reply briefs. See "Decoupling" in Note 4 of the Consolidated Financial Statements.
Actual and PUC-allowed (as of December 31, 2014) returns were as follows:

%	Return on rate base (RORB)*			ROACE**			Rate-making ROACE***
Year ended December 31, 2014	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Utility returns	7.76	6.28	7.50	8.74	6.71	8.81	9.85	6.65	9.44
PUC-allowed returns	8.11	8.31	7.34	10.00	10.00	9.00	10.00	10.00	9.00
Difference	(0.35)	(2.03)	0.16	(1.26)	(3.29)	(0.19)	(0.15)	(3.35)	0.44

*       Based on recorded operating income and average rate base, both adjusted for items not included in determining electric rates.
**     Recorded net income divided by average common equity.
***   ROACE adjusted to remove items not included by the PUC in establishing rates, such as executive incentive compensation and certain advertising.
The approval of decoupling by the PUC has helped the Utilities to gradually improve their ROACEs, which in turn will facilitate the Utilities’ ability to effectively raise capital for needed infrastructure investments. However, the Utilities continue to expect an ongoing structural gap between their PUC-allowed ROACEs and the ROACEs actually achieved due to the following:
•the timing of general rate case decisions,

•	the effective date of June 1 (rather than January 1) for the RAMs for Hawaii Electric Light and Maui Electric currently, and for Hawaiian Electric beginning in 2017,
•the 5-year historical average for baseline plant additions,

•	the modifications to the rate base RAM and RBA interest rate per the PUC's February 2014 decision on decoupling (as discussed in Note 4 of the Consolidated Financial Statements), and
•the PUC’s consistent exclusion of certain expenses from rates.
The structural gap in 2015 to 2017 is expected to be 100 to 120 basis points. Factors which impact the range of the structural gap include the actual sales impacting the size of the RBA regulatory asset, the actual level of baseline additions in any given year relative to the 5-year historical average, and the timing, nature, and size of any general rate case. Between rate cases, items not covered by the annual RAMs could also have a negative impact on the actual ROACEs achieved by the Utilities. Items not covered by the annual RAMS include the changes in rate base for the regulatory asset for pension contributions in excess of the pension amount in rates, investments in software projects, changes in fuel inventory and O&M in excess of indexed escalations. The specific magnitude of the impact will depend on various factors, including changes in the required annual pension contribution, the size of software projects, changes in fuel prices and management’s ability to manage costs within the current mechanisms.
As part of decoupling, the Utilities also track their rate-making ROACEs as calculated under the earnings sharing mechanism, which includes only items considered in establishing rates. At year-end, each utility's rate-making ROACE is compared against its ROACE allowed by the PUC to determine whether earnings sharing has been triggered. Annual earnings of a utility over and above the ROACE allowed by the PUC are shared between the utility and its ratepayers on a tiered basis. For 2014 and 2013, the earnings sharing mechanism was triggered for Maui Electric, and Maui Electric will credit $0.5 million and credited $0.4 million, respectively, to its customers for their portion of the earnings sharing. For 2012, the earnings sharing mechanism was triggered for Hawaiian Electric, and Hawaiian Electric credited its customers $2.6 million for their portion of the earnings sharing. Hawaiian Electric’s 2012 rate-making ROACE of 10.70% included various adjustments to Hawaiian Electric’s actual ROACE of 7.57% such as the exclusion of the $40 million of CIS project costs pursuant to the 2013 Agreement, and other expenses not considered in establishing electric rates (e.g., executive incentive compensation and certain advertising). Earnings sharing credits are included in the annual decoupling filing for the following year.
Annual decoupling filings.  On May 30, 2014, the PUC approved the revised annual decoupling filings for tariffed rates for the Utilities that will be effective from June 1, 2014 through May 31, 2015. The tariffed rates include: (1) RAM adjusted revenues (the components of the annual incremental changes are shown below) with the 2014 rate base RAM return on investment calculated as the PUC ordered in its recent investigative docket on the decoupling mechanism, (2) accrued earnings sharing credits to be refunded, and (3) the amount of the accrued RBA balance as of December 31, 2014 (and associated revenue taxes) to be collected:

(in millions)	Hawaiian Electric	Hawaii Electric Light	Maui Electric
Annual incremental RAM adjusted revenues
Operations and maintenance	$4.0	$0.9	$1.0
Invested capital	26.8	3.9	4.4
Total annual incremental RAM adjusted revenues	$30.8	$4.8	$5.4
Accrued earnings sharing credits to be refunded	$—	$—	$(0.4)
Accrued RBA balance as of December 31, 2014 (and associated revenue taxes) to be collected	$72.6	$8.2	$9.6

Results of operations.

•	2014 vs. 2013

2014	2013	Increase (decrease)		(dollars in millions, except per barrel amounts)
$2,987	$2,980	$7		Revenues. Increase largely due to:
			$52	Higher rate base and O&M RAM
			8	Higher purchased power costs
			5	Maui Electric refund in 2013 due to final 2012 rate case decision
			(32)	Lower KWH generated
			(28)	Lower fuel prices
1,132	1,186	(54)		Fuel oil expense. Decrease largely due to lower KWHs generated and lower fuel costs
722	711	11
Purchased power expense. Increase due to higher KWHs purchased as a result of decreased availability of AES in 2013 and expanded capacity of HPower in 2014, partly offset by lower purchased energy costs due to lower fuel prices

411	403	8		Operation and maintenance expense. Increase largely due to:
			8	Smart Grid initial phase
			8	Consultant costs associated with energy transformation plans
			4	Storm restoration
			4	Customer information system upgrade
			(9)	Lower customer service costs that were elevated in 2013 during the stabilization period for the new customer information system
			(5)	Lower overhaul costs due to reduced scope of overhauls
			(5)	Lower production costs due to deactivation of HPP
447	435	12		Other expenses. Increase primarily due to depreciation expense for plant investments
276	246	30		Operating income. Increase due to higher revenues and a decrease in overall expenses
138	123	15		Net income for common stock. Increase due to higher operating income
8.4%	8.0%	0.4%		Return on average common equity
129.65	131.10	(1.45)		Average fuel oil cost per barrel [1]
8,976	9,070	(94)		Kilowatthour sales (millions) [2]
4,909	4,506	403		Cooling degree days (Oahu)
2,759	2,764	(5)		Number of employees (at December 31)

•	2013 vs. 2012

2013	2012	Increase (decrease)		(dollars in millions, except per barrel amounts)
$2,980	$3,109	$(129)		Revenues. Decrease largely due to:
			$(150)	Lower fuel prices and lower KWH sales
			(12)	Maui Electric test year 2012 final D&O
			35	Higher decoupling revenues
1,186	1,297	(111)		Fuel oil expense. Decrease largely due to lower fuel costs and less KWHs generated
711	725	(14)		Purchased power expense. Decrease due to lower purchased power energy costs offset by higher KWHs purchased
403	397	6		Operation and maintenance expense. Increase largely due to:
			11	Higher customer service expenses (CIS and customer service support) offset by
			(8)	Lower costs in overhauls, substation maintenance costs at Maui Electric and overhead line maintenance costs at Maui Electric and Hawaii Electric Light
435	480	(45)		Other expenses. Decrease largely due to:
			(40)	Write down of CIS project costs in 2012
			(12)	Lower revenues in 2013 (which resulted in lower taxes, other than income taxes)
			9	Increase in depreciation due to increase in plant investments
246	213	33		Operating income. Increase largely due to write down of CIS project costs in 2012 offset by higher customer service expenses
8	11	(3)		Allowance for funds used during construction
123	99	24		Net income for common stock. Increase largely due to write down of CIS project costs recognized in 2012
8.0%	6.9%	1.1%		Return on average common equity
131.10	138.09	(6.99)		Average fuel oil cost per barrel [1]
9,070	9,206	(136)		Kilowatthour sales (millions) [2]
4,506	4,532	(26)		Cooling degree days (Oahu)
2,764	2,658	106		Number of employees (at December 31)

[1]
The rate schedules of the electric utilities currently contain energy cost adjustment clauses (ECACs) through which changes in fuel oil prices and certain components of purchased energy costs are passed on to customers.

[2]
KWH sales were lower in 2014 and 2013 when compared to the prior year due largely to continued energy efficiency and conservation efforts by customers and increasing levels of customer-sited renewable generation.

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

Test year (dollars in millions)	Date (applied/ implemented)	Amount	% over rates in effect	ROACE (%)	RORB (%)	Rate base	Common equity %	Stipulated agreement reached with Consumer Advocate
Hawaiian Electric
2011 (1)
Request	7/30/10	$113.5	6.6	10.75	8.54	$1,569	56.29	Yes
Interim increase	7/26/11	53.2	3.1	10.00	8.11	1,354	56.29
Interim increase (adjusted)	4/2/12	58.2	3.4	10.00	8.11	1,385	56.29
Interim increase (adjusted)	5/21/12	58.8	3.4	10.00	8.11	1,386	56.29
Final increase	9/1/12	58.1	3.4	10.00	8.11	1,386	56.29
2014 (2)	6/27/14
Hawaii Electric Light
2010 (3)
Request	12/9/09	$20.9	6.0	10.75	8.73	$487	55.91	Yes
Interim increase	1/14/11	6.0	1.7	10.50	8.59	465	55.91
Interim increase (adjusted)	1/1/12	5.2	1.5	10.50	8.59	465	55.91
Final increase	4/9/12	4.5	1.3	10.00	8.31	465	55.91
2013 (4)
Request	8/16/12	$19.8	4.2	10.25	8.30	$455	57.05
Closed	3/27/13
Maui Electric
2012 (5)
Request	7/22/11	$27.5	6.7	11.00	8.72	$393	56.85	Yes
Interim increase	6/1/12	13.1	3.2	10.00	7.91	393	56.86
Final increase	8/1/13	5.3	1.3	9.00	7.34	393	56.86
2015 (6)	12/30/14

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
(5)   Maui Electric’s request was to pay for O&M expenses and additional investments in plant and equipment required to maintain and improve system reliability and to cover the increased costs to support the integration of more renewable energy generation. See discussion on final D&O, including the refund to customers in September and October 2013 required as a result of the final D&O, in Note 4 of the Consolidated Financial Statements.

(6)	See “Maui Electric 2015 test year rate case” below.

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
On January 28, 2013, the Utilities and the Consumer Advocate entered into the 2013 Agreement to, among other things, write-off $40 million of CIS Project costs in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects, with the remaining recoverable costs for the projects of $52 million to be included in rate base as of December 31, 2012. The parties agreed that Hawaii Electric Light would withdraw its 2013 test year rate case and not file a rate case until its next turn in the rate case cycle, for a 2016 test year, and Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. The parties also agreed that, starting in 2014, Hawaiian Electric will be allowed to record RAM revenues starting on January 1 (instead of the prior start date of June 1) for the years 2014, 2015 and 2016. This resulted in additional revenues of $7 million and $5 million for the first and second quarters of 2014, respectively, for a year-to-date amount of $12 million. There were no additional revenues recorded in the third quarter of 2014 as a result of the 2013 Agreement. See “Commitments and contingencies—Utility projects” in Note 4 of the Consolidated Financial Statements for additional information on the 2013 Agreement and the 2013 D&O and their effects.
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
On June 27, 2014, Hawaiian Electric submitted an abbreviated rate case filing (abbreviated filing), stating that it intends to forego the opportunity to seek a general rate increase in base rates, and if approved, this filing would result in no change in base rates. Hawaiian Electric stated that it is foregoing a rate increase request in recognition that its customers are already in a challenging high electricity bill environment. The abbreviated filing explained that Hawaiian Electric is aggressively attacking the root causes of high rates, by, among other things, vigorously pursuing the opportunity to switch from oil to liquefied natural gas, acquiring lower-cost renewable energy resources, pursuing opportunities to achieve operational efficiencies, and deactivating older, high-cost generation. Instead of seeking a rate increase, Hawaiian Electric is focused on developing and executing the new business model, plans and strategies required by the PUC’s April 2014 regulatory orders discussed in Note 4 of the Consolidated Financial Statements, as well as other actions that will reduce rates.
Hawaiian Electric further explained that the abbreviated filing satisfies the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O. If the PUC determines that additional materials are required, Hawaiian Electric stated it will work with the Consumer Advocate on a schedule to submit additional information as needed. Hawaiian Electric asked for an expedited decision on this filing and stated that if the PUC decides that such a ruling is not in order, Hawaiian Electric reserves the right to supplement the abbreviated filing with additional material to support the increase in revenue requirements forgone by this filing-calculated to be $56 million over revenues at current effective rates. Hawaiian Electric’s revenue at current effective rates includes: (1) the revenue from Hawaiian Electric’s base rates, including the revenue from the energy cost adjustment clause and the purchased power adjustment clause, (2) the revenue that would be included in the decoupling revenue balancing account (RBA) in 2014 based on 2014 test year forecasted sales, and (3) the revenue from the 2014 rate adjustment mechanism (RAM) implemented in connection with the decoupling mechanism.
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
Maui Electric 2015 test year rate case.  On October 17, 2014, Maui Electric filed its notice of intent to file a general rate case application by the end of 2014, utilizing a 2015 calendar test year. The rate case filing is required to satisfy the obligation to file a general rate case under the three-year cycle established by the PUC in the decoupling final D&O. On December 30, 2014, Maui Electric filed its abbreviated 2015 test year rate case filing. In recognition that its customers have been enduring a high bill environment, Maui Electric proposed no change to its base rates, thereby foregoing the opportunity to seek a general rate increase. If Maui Electric were to seek an increase in base rates, its requested increase in revenue, based on its revenue requirement for a normalized 2015 test year, would have been $11.6 million, or 2.8%, over revenues at current effective rates with estimated 2015 rate adjustment mechanism (RAM) revenues. The normalized 2015 test year revenue requirement is based on an estimated cost of common equity of 10.75%. Management cannot predict any actions by the PUC as a result of this filing.
Integrated resource planning and April 2014 regulatory orders. See “April 2014 regulatory orders” in Note 4 to the Consolidated Financial Statements.
Renewable energy strategy.  The Utilities’ policy is to support efforts to increase renewable energy in Hawaii. The Utilities believe their actions will help stabilize customer bills as they become less dependent on costly and price-volatile fossil fuel. The Utilities’ renewable energy strategy will also allow them to meet Hawaii’s RPS law, which requires electric utilities to meet an RPS of 10%, 15%, 25% and 40% by December 31, 2010, 2015, 2020 and 2030, respectively. The Utilities met the 10% RPS for 2010 with a consolidated RPS of 20.7%, including savings from energy efficiency programs and solar water heating (or 9.5% without DSM energy savings). Energy savings resulting from DSM energy efficiency programs and solar water heating will not count toward the RPS after 2014. For 2014, the Utilities achieved an RPS without DSM energy savings of an estimated 21%, primarily through a comprehensive portfolio of renewable energy power purchase agreements (PPAs), net energy metering programs and biofuels. The Utilities have been successful in adding significant amounts of renewable energy resources to their electric systems. The Utilities are on track to exceed their 2015 RPS goal, and lead the nation in terms of the amount of photovoltaic (PV) systems installed by its customers. Additionally, the State continues to pursue reduction in energy use, as embodied in its energy efficiency portfolio standard goals.
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
Developments in the Utilities’ renewable energy strategy include the following (also see the projects discussed under “Renewable Energy Projects” in Note 4 of the Consolidated Financial Statements):

•
In July 2011, the PUC directed Hawaiian Electric to submit a draft request for proposals (RFP) for the PUC’s consideration for a competitive bidding process for 200 MW or more of renewable energy to be delivered to, or to be sited on, the island of Oahu. In October 2011, Hawaiian Electric filed a draft RFP with the PUC. In July 2013, the PUC issued orders related to the 200 MW RFP. First, it issued an order that Hawaiian Electric shall amend its current draft of the Oahu 200 MW RFP to remove references to the Lanai Wind Project, eliminate solicitations for an undersea transmission cable, and amend the draft RFP to reflect other guidance provided in the order. Second, it initiated an investigative proceeding to review the progress of the Lanai Wind Project stating that there was an uncertainty whether the project developer retained an equivalent ability to develop the project as when it submitted its bid in 2008 and its term sheet in 2011. Third, the PUC initiated a proceeding to solicit information and evaluate whether an interisland grid interconnection transmission system between the islands of Oahu and Maui is in the public interest, given the potential for large-scale wind and solar projects on Maui. (see Note 4 of the Consolidated Financial Statements for additional information).

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

•
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii. Bids were received in January 2015, and in February 2015, Ormat Technologies, Inc. was selected to provide 25 MW of additional geothermal energy, subject to successful contract negotiations and PUC approval of the final agreement.

•
In August 2012, the battery facility at a 30-MW Kahuku wind farm experienced a fire. After the interconnection infrastructure was rebuilt and voltage regulation equipment was installed, the facility came up to full output in January 2014 to perform control system acceptance testing, and energy is being purchased at a base rate until PUC approval of an amendment to the Power Purchase Agreement.

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

•
In February 2013, Hawaiian Electric issued an “Invitation for Low Cost Renewable Energy Projects on Oahu through Request for Waiver from Competitive Bidding,” which seeks to lower the cost of electricity for customers in the near term with qualified renewable energy projects on Oahu that can be quickly placed into service at a low cost per KWH. Proposals were received and Hawaiian Electric obtained waivers from the PUC Competitive Bidding Framework for certain projects, subject to certain conditions. In the fourth quarter of 2014, Hawaiian Electric filed applications requesting PUC approval of power purchase agreements for renewable as-available energy for seven projects that were granted waivers from the Competitive Bidding Framework.

•
In May 2013, Maui Electric requested a waiver from the PUC Competitive Bidding Framework to conduct negotiations for a PPA for approximately 4.5 to 6.0 MW of firm power from a proposed Mahinahina Energy Park, LLC project, fueled with biofuel. The PUC approved the waiver request, provided that an executed PPA must be filed for PUC approval by February 2015. The parties did not execute a PPA by the PUC deadline, but continue to negotiate.

•
In October 2013, Hawaiian Electric requested approval from the PUC for a waiver from the competitive bidding process and to commit $42.4 million for the purchase and installation of a 15 MW utility scale PV generation system at its Kahe Power generation station property. In November 2014, the PUC denied the request for a waiver from the competitive bidding process.

•
In October 2013, the PUC approved Hawaiian Electric’s 20-year contract with Hawaii BioEnergy to supply 10 million gallons per year of biocrude at Kahe Power Plant to begin within five years of November 25, 2013.

•	In November 2013, the 5 MW Kalaeloa Renewable Energy Park, LLC PV facility was placed into commercial operation selling power to Hawaiian Electric under a 20-year contract.

•
In December 2013, the PUC denied approval of Hawaii Electric Light’s contract with Aina Koa Pono-Ka’u LLC (AKP) to supply 16 million gallons of biodiesel per year, citing the higher cost of the biofuel over the cost of petroleum diesel.

•
In December 2013, Hawaiian Electric requested PUC approval for a waiver of the Na Pua Makani Power Partners, LLC’s proposed 24-MW wind farm located in the Kahuku area on Oahu from the competitive bidding process and of the PPA for Renewable As-Available Energy dated October 3, 2013 between Hawaiian Electric and Na Pua Makani Power Partners, LLC for the proposed 24-MW wind farm. In December 2014, the PUC approved both the waiver request and the PPA.

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

•
The Utilities began accepting energy from feed-in tariff projects in 2011. As of December 31, 2014, there were 11 MW, 1 MW and 2 MW of installed feed-in tariff capacity from renewable energy technologies at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively.

•
As of December 31, 2014, there were approximately 214 MW, 46 MW and 48 MW of installed net energy metering capacity from renewable energy technologies (mainly PV) at Hawaiian Electric, Hawaii Electric Light and Maui Electric, respectively. The amount of net energy metering capacity installed in 2014 was about 32% lower than the amount installed in 2013, principally due to higher circuit saturations (resulting in the need for further technical reviews and potential equipment modification and/or upgrades).

Other regulatory matters.  In addition to the items below, also see “Hawaii Clean Energy Initiative” and “Utility projects” in Note 4 of the Consolidated Financial Statements.
Adequacy of supply.
Hawaiian Electric.  In January 2015, Hawaiian Electric filed its 2015 Adequacy of Supply (AOS) letter, which indicated that based on its February 2014 sales and peak forecast for the 2015 to 2017 time period, Hawaiian Electric’s generation capacity will be sufficient to meet reasonably expected demands for service and provide reasonable reserves for emergencies through 2016, notwithstanding a generation shortfall event in January 2015, due to unexpected concurrent outages of a utility generating unit and several IPPs.
In accordance to its planning criteria, Hawaiian Electric deactivated two fossil fuel generating units from active service at its Honolulu Power Plant in January 2014 and anticipates deactivating two additional fossil fuel units at its Waiau Power Plant in the 2016 timeframe. Hawaiian Electric is proceeding with future firm capacity additions in coordination with the State of Hawaii Department of Transportation in 2015, and with the U.S. Department of the Army for a utility owned and operated renewable, dispatchable, including black start capabilities, generation security project on federal lands, which may be in service in the 2018 timeframe. Hawaiian Electric is continuing negotiations with two firm capacity IPPs on Oahu under PPAs scheduled to expire in 2016 and 2022.
Hawaii Electric Light.  In January 2015, Hawaii Electric Light filed its 2015 AOS letter, which indicated that Hawaii Electric Light’s generation capacity through 2017 is sufficient to meet reasonably expected demands for service and provide for reasonable reserves for emergencies.
Hawaii Electric Light is anticipating the addition of the Hu Honua Bioenergy, LLC plant in 2016, and potentially additional generation in the 2020-2025 timeframe. The addition of the Hu Honua Bioenergy plant will provide Hawaii Electric Light with the opportunity to deactivate existing fossil fueled generating capacity.
Maui Electric.  In January 2015, Maui Electric filed its 2015 AOS letter, which indicated that Maui Electric’s generation capacity through 2018 is sufficient to meet the forecasted demands on the islands of Maui, Lanai, and Molokai. Maui Electric anticipates needing additional firm capacity on Maui in the 2019 timeframe. In February 2014, Maui Electric deactivated two fossil fuel generating units at its Kahului Power Plant. In January 2015, the two deactivated units at Kahului Power Plant were reactivated for a 3-day period based on forecasts of insufficient total system capacity due to scheduled maintenance for other generating units. Maui Electric anticipates the retirement of all generating units at the Kahului Power Plant in the 2019 timeframe. Maui Electric plans to issue one or more RFPs for energy storage, demand response and firm generating capacity, and to make system improvements needed to ensure reliability and voltage support in this timeframe.
The PSIPs, Distributed Generation Interconnection Plan, Integrated Interconnection Queue Plan and Demand Response Portfolio Plan filed in response to the April 2014 regulatory orders may affect the resource plans.
April 2014 regulatory orders. In April 2014, the PUC issued four orders that collectively provide certain key policy, resource planning, and operational directives to the Utilities. See “April 2014 regulatory orders” in Note 4 of the Consolidated Financial Statements.
Legislation and regulation.  Congress and the Hawaii legislature periodically consider legislation that could have positive or negative effects on the Utilities and their customers. Also see “Hawaii Clean Energy Initiative” and “Environmental regulation” in Note 4 of the Consolidated Financial Statements and “Recent tax developments” above.
Renewable energy.  In 2011, a Hawaii law was enacted that gives the PUC the authority to allow those electric utilities (including the Utilities) that aggregate their renewable portfolios in measuring whether they achieve the renewable portfolio standards under the Hawaii RPS law discussed above under "Renewable energy strategy" to distribute the costs and expenses of renewable energy projects among those utilities. The bill also allows the PUC to establish a surcharge for such costs and expenses without a rate case filing. Also passed in 2011, Act 10 provides for continued inclusion of customer-sited, grid-connected renewable energy generation in the RPS calculations after 2015. This is the current practice in calculating RPS levels, which provides electric utility ratepayers with a clear value from a program such as net energy metering.
Commitments and contingencies.  See “Commitments and contingencies” in Note 4 of the Consolidated Financial Statements.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. Hawaii Electric Light is monitoring utility property and equipment near the affected areas and protecting that property and equipment to the extent possible (e.g., building barriers around poles).
Recent accounting pronouncements.  See “Recent accounting pronouncements and interpretations” in Note 1 of the Consolidated Financial Statements.

Liquidity and capital resources.  Management believes that Hawaiian Electric’s ability, and that of its subsidiaries, to generate cash, both internally from operations and externally from issuances of equity and debt securities and commercial paper and draws on lines of credit, is adequate to maintain sufficient liquidity to fund their respective capital expenditures and investments and to cover debt, retirement benefits and other cash requirements in the foreseeable future.
Hawaiian Electric’s consolidated capital structure was as follows:

December 31	2014		2013
(dollars in millions)
Short-term borrowings	$—	—%	$—	—%
Long-term debt, net	1,207	41	1,218	43
Preferred stock	34	1	34	1
Common stock equity	1,682	58	1,594	56
	$2,923	100%	$2,846	100%
Hawaiian Electric’s short-term borrowings (other than from Hawaii Electric Light and Maui Electric) and line of credit facility were as follows:

	Year ended December 31, 2014
(in millions)	Average balance	End-of-period balance	December 31, 2013
Short-term borrowings[1]
Commercial paper	$56	$—	$—
Line of credit draws		—	—
Borrowings from HEI		—	—
Undrawn capacity under line of credit facility		200	175

[1]
The maximum amount of external short-term borrowings in 2014 was $103 million. At December 31, 2014, Hawaii Electric Light and Maui Electric had short-term borrowings from Hawaiian Electric of $11 million and $6 million, respectively, which intercompany borrowings are eliminated in consolidation. At February 13, 2015, Hawaiian Electric had $52 million of outstanding commercial paper, its line of credit facility was undrawn, it had no borrowings from HEI and it had loans to Hawaii Electric Light and Maui Electric of $21 million and $9 million, respectively.

Hawaiian Electric utilizes short-term debt, typically commercial paper, to support normal operations, to refinance short-term debt and for other temporary requirements. Hawaiian Electric also borrows short-term from HEI for itself and on behalf of Hawaii Electric Light and Maui Electric, and Hawaiian Electric may borrow from or loan to Hawaii Electric Light and Maui Electric short-term. The intercompany borrowings among the Utilities, but not the borrowings from HEI, are eliminated in the consolidation of Hawaiian Electric’s financial statements. The Utilities periodically utilize long-term debt, historically borrowings of the proceeds of special purpose revenue bonds (SPRBs) issued by the Department of Budget and Finance of the State of Hawaii (DBF) and more recently the issuance of privately placed taxable unsecured senior notes, to finance the Utilities’ capital improvement projects, or to repay short-term borrowings used to finance such projects. The PUC must approve issuances, if any, of equity and long-term debt securities by the Utilities.
Hawaiian Electric has a line of credit facility, as amended and restated on April 2, 2014, of $200 million. In January 2015, the PUC approved Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. See Note 7 of the Consolidated Financial Statements.
The ratings of Hawaiian Electric’s commercial paper and debt securities could significantly impact the ability of Hawaiian Electric to sell its commercial paper and issue debt securities and/or the cost of such debt. The rating agencies use a combination of qualitative measures (e.g., assessment of business risk that incorporates an analysis of the qualitative factors such as management, competitive positioning, operations, markets and regulation) as well as quantitative measures (e.g., cash flow, debt, interest coverage and liquidity ratios) in determining the ratings of Hawaiian Electric securities.
Following the announcement that HEI has agreed to merge with NextEra Energy, Inc., on December 4, 2014, Fitch affirmed the ‘BBB+’ long-term issuer default rating of Hawaiian Electric with a stable rating outlook. Fitch noted that “HECO will benefit significantly from Nextera’s [sic] ownership, in Fitch’s view, given access to Nextera’s [sic] expertise in developing renewable projects, superior operational performance and portfolio transformation to cleaner fuels in addition to access to capital. However, the structural weakness in its service territory due to rising penetration of roof top solar compounded by the uncertainty around the fleet modernization plan limits any positive rating actions at this time.” The key ratings drivers cited were (1) modest improvement in business risk, (2) structural challenges in Hawaii, (3) regulatory approvals required, and (4) credit metrics trajectory unchanged. Fitch also noted that “[f]uture developments that may, individually or collectively, lead to negative rating action include:-- [a]n inability to earn an adequate and timely recovery on invested capital; -- [a]ccelerating competitive inroads by distributed generation and energy efficiency; and -- [f]ailure to consummate acquisition by Nextera [sic] and material deterioration in regulatory environment.”
On December 4, 2014, Moody’s affirmed the ratings of Hawaiian Electric (Baa1 stable). Moody’s views “NextEra’s acquisition as potentially beneficial to HECO which has been experiencing numerous operational challenges due to pressure from regulators and other stakeholders to reduce costs and expand the use of renewable generation.” Moody’s also noted that the “rating could be downgraded or placed on negative outlook should the company’s relationship with the regulators deteriorate to a point where it might affect the company’s credit metrics in a meaningful way, or if HECO’s cash flow to debt metric declined to 13% or below on a sustained basis.”
On December 4, 2014, S&P placed the ‘BBB-’ issuer credit rating for Hawaiian Electric on CreditWatch with positive implications. S&P indicated that “[i]n light of the level of NextEra’s investment in HEI, NextEra’s proposed method of funding the acquisition, opportunities for growth, and stated commitment from management, we assess HEI and HECO as “core” subsidiaries of NextEra. As a result, upon the close of the transaction, we expect to raise our issuer credit ratings on HEI and HECO to be aligned with that of the ultimate parent NextEra.” S&P issued a subsequent report on January 26, 2015, stating “the outlook on HECO mirrors the outlook on parent HEI. The ratings on HEI and its subsidiaries are on CreditWatch with positive implications because of the proposed merger with higher-rated NextEra Energy Inc.”
As of February 13, 2015, the Fitch, Moody’s and S&P ratings of Hawaiian Electric were as follows:

	Fitch	Moody’s	S&P
Long-term issuer default, long-term issuer and corporate credit, respectively	BBB+	Baa1	BBB-
Commercial paper	F2	P-2	A-3
Special purpose revenue bonds	*	Baa1	BBB-
Hawaiian Electric-obligated preferred securities of trust subsidiary	*	Baa2	BB
Cumulative preferred stock (selected series)	*	Baa3	*
Senior unsecured debt	A-	Baa1	*
Subordinated debt	BBB	*	*
Outlook	Stable	Stable	Watch-Positive
* Not rated.
The above ratings reflect only the view, at the time the ratings are issued, of the applicable rating agency, from whom an explanation of the significance of such ratings may be obtained. Such ratings are not recommendations to buy, sell or hold any securities; such ratings may be subject to revision or withdrawal at any time by the rating agencies; and each rating should be evaluated independently of any other rating.
Management believes that, if Hawaiian Electric’s commercial paper ratings were to be downgraded or if credit markets were to further tighten, it could be more difficult and/or expensive to sell commercial paper or secure other short-term borrowings. Similarly, management believes that if Hawaiian Electric’s long-term credit ratings were to be downgraded, or if credit markets further tighten, it could be more difficult and/or expensive for DBF and/or the Company to sell SPRBs and other debt securities, respectively, for the benefit of the Utilities in the future. Such limitations and/or increased costs could materially adversely affect the results of operations, financial condition and liquidity of the Utilities.
SPRBs have been issued by the DBF to finance (and refinance) capital improvement projects of Hawaiian Electric and its subsidiaries, but the sources of their repayment are the non-collateralized obligations of Hawaiian Electric and its subsidiaries under loan agreements and notes issued to the DBF, including Hawaiian Electric’s guarantees of its subsidiaries’ obligations. The payment of principal and interest due on SPRBs currently outstanding and issued prior to 2009 are insured by Financial Guaranty Insurance Company (FGIC), which was placed in a rehabilitation proceeding in the State of New York in June 2012. On August 19, 2013 FGIC's plan of rehabilitation became effective and the rehabilitation proceeding terminated. The S&P and Moody’s ratings of FGIC, which at the time the insured obligations were issued were higher than the ratings of the Utilities, have been withdrawn. Management believes that if Hawaiian Electric’s long-term credit ratings were to be downgraded, or if credit markets further tighten, it could be more difficult and/or expensive to sell bonds in the future.
In April 2014, Hawaiian Electric, Hawaii Electric Light and Maui Electric filed an application with the PUC for approval of the sale of each utility’s common stock over a period from the date of approval in 2014 to December 31, 2016 (Hawaiian Electric’s sale to HEI of up to $250 million and Hawaii Electric Light’s and Maui Electric’s sales to Hawaiian Electric of up to

$26 million and $47 million, respectively), and the purchase of the Hawaii Electric Light and Maui Electric common stock by Hawaiian Electric over the same period. In July 2014, the Utilities modified their request to the PUC to approve the issuance and sale of common stock in 2014 only in the amounts stated in the application (Hawaiian Electric’s issuance and sale of its common stock to HEI of up to $60 million and Hawaii Electric Light’s and Maui Electric’s issuance and sale of their common stock to Hawaiian Electric of up to $5 million and $20 million, respectively), which the PUC approved in November 2014. In December 2014, Hawaiian Electric sold $40 million of its common stock to HEI pursuant to this approval. Hawaii Electric Light and Maui Electric did not issue common stock in 2014.
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
Cash flows from operating activities generally relate to the amount and timing of cash received from customers and payments made to third parties. Using the indirect method of determining cash flows from operating activities, noncash expense items such as depreciation and amortization, as well as changes in certain assets and liabilities, are added to (or deducted from) net income. In 2014 and 2013, net cash provided by operating activities decreased by $9 million and increased by $115 million, respectively, compared to the prior year. In 2014, noncash depreciation and amortization amounted to $174 million due to an increase in plant and equipment and deferred income taxes increased $83 million. Further, net cash provided by operating activities included a $28 million decrease in fuel oil stock, a decrease of $33 million in accounts receivable and accrued unbilled revenues due to timing of customer payments, and offset by a $91 million decrease in accounts payable due to timing of vendor payments. In 2013, noncash depreciation and amortization amounted to $159 million due to an increase in plant and equipment and deferred income taxes increased $65 million. Further, net cash provided by operating activities included a net decrease of $40 million in accounts receivable and accrued unbilled revenues due to more cash receipts from customers as a result of improved collections, a $27 million decrease in fuel oil stock due to lower payments to fuel suppliers, and offset by a $21 million decrease in accounts payable due to timing of vendor payments.
In 2014 and 2013, net cash used in investing activities decreased by $41 million and increased by $46 million, respectively, compared to the prior year. In 2014 and 2013, capital expenditures amounted to $312 million and $342 million, respectively, offset by contributions in aid of construction of $42 million and $32 million, respectively.
Financing activities provide supplemental cash for both day-to-day operations and capital requirements as needed. In 2014 and 2013, cash flows from financing activities decreased by $126 million and increased by $9 million, respectively, compared to the prior year. In 2014, cash used financing activities consisted primarily of the payment of $90 million of common and preferred stock dividends and the redemption of $11 million of special purpose revenue bonds, partially offset by net proceeds received from the issuance of $40 million of common stock. In 2013, cash provided by financing activities consisted primarily of net proceeds received from the issuance of $236 million of taxable unsecured senior notes and $79 million of common stock, partially offset by the redemption of $166 million of special purpose revenue bonds and the payment of $84 million of common and preferred stock dividends.
For the three-year period 2015 through 2017, the Utilities forecast $1.9 billion of net capital expenditures, which could change over time based upon external factors such as the timing and scope of environmental regulations, unforeseen delays in permitting and the outcome of competitive bidding for new generation. Hawaiian Electric’s consolidated cash flows from operating activities (net income for common stock, adjusted for non-cash income and expense items such as depreciation, amortization and deferred taxes), after the payment of common stock and preferred stock dividends, are currently not expected to provide sufficient cash to cover the forecasted net capital expenditures. Debt and equity financing are expected to be required to fund this estimated shortfall and to fund any unanticipated expenditures not included in the 2015 through 2017 forecast, such as increases in the costs or acceleration of the construction of capital projects, unbudgeted acquisitions or investments in new businesses and significant increases in retirement benefit funding requirements.
Proceeds from the issuance of equity, cash flows from operating activities, temporary increases in short-term borrowings and existing cash and cash equivalents are expected to provide the forecasted $420 million needed for the net capital expenditures and deferred software costs in 2015. For 2015, net capital expenditures and deferred software costs include approximately $255 million for transmission and distribution projects, approximately $80 million for generation projects and approximately $85 million for general plant and other projects.
Management periodically reviews capital expenditure estimates and the timing of construction projects. These estimates may change significantly as a result of many considerations, including changes in economic conditions, changes in forecasts of KWH sales and peak load, the availability of purchased power and changes in expectations concerning the construction and ownership of future generation units, the availability of generating sites and transmission and distribution corridors, the need for fuel infrastructure investments, the ability to obtain adequate and timely rate increases, escalation in construction costs, the effects of opposition to proposed construction projects and requirements of environmental and other regulatory and permitting authorities.
For a discussion of funding for the electric utilities’ retirement benefits plans, see Notes 1 and 10 of the Consolidated Financial Statements and “Retirement benefits” above. The electric utilities were required to make contributions of $56 million for 2014, $61 million for 2013 and $53 million for 2012 to the qualified pension plans to meet minimum funding requirements pursuant to ERISA, including changes promulgated by the Pension Protection Act of 2006. The electric utilities made additional voluntary contributions in 2014, 2013 and 2012. Contributions by the electric utilities to the retirement benefit plans for 2014, 2013 and 2012 totaled $59 million, $81 million and $63 million, respectively, and are expected to total $84 million in 2015. In addition, the electric utilities paid directly $1 million of benefits in 2014, $1 million of benefits in 2013 and $1 million of benefits in 2012 and expect to pay $1 million of benefits in 2015. Depending on the performance of the assets held in the plans’ trusts and numerous other factors, additional contributions may be required in the future to meet the minimum funding requirements of ERISA or to pay benefits to plan participants. The electric utilities believe they will have adequate cash flow or access to capital resources to support any necessary funding requirements.
Selected contractual obligations and commitments. The following table presents aggregated information about total payments due from the Utilities during the indicated periods under the specified contractual obligations and commitments:

December 31, 2014	Payments due by period
(in millions)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total

Long-term debt	$—	$—	50	$1,157	$1,207
Interest on long-term debt	61	121	119	750	1,051
Operating leases	8	11	7	14	40
Open purchase order obligations ¹	55	26	2	3	86
Fuel oil purchase obligations (estimate based on December 31, 2014 fuel oil prices)	427	349	—	—	776
Purchase power obligations-minimum fixed capacity charges	124	197	184	531	1,036
Total (estimated)	$675	$704	$362	$2,455	$4,196
¹ Includes contractual obligations and commitments for capital expenditures and expense amounts.
The table above does not include other categories of obligations and commitments, such as deferred taxes, trade payables, amounts that will become payable in future periods under collective bargaining and other employment agreements and employee benefit plans and potential refunds of amounts collected from ratepayers (e.g., under the earnings sharing mechanism). As of December 31, 2014, the fair value of the assets held in trusts to satisfy the obligations of the Utilities’ retirement benefit plans did not exceed the retirement benefit plans’ benefit obligation. Minimum funding requirements for retirement benefit plans have not been included in the table above, but retirement benefit plan obligations, including estimated minimum required contributions for 2015 are discussed in the section “Retirement benefits” in Hawaiian Electric’s MD&A and Note 10 of the Consolidated Financial Statements.
See Note 4 of the Consolidated Financial Statements for a discussion of fuel and power purchase commitments.
Certain factors that may affect future results and financial condition.  Also see “Forward-Looking Statements” and “Certain factors that may affect future results and financial condition” for Consolidated HEI above.
Clean energy initiatives and Renewable Portfolio Standards (RPS).  The far-reaching nature of the Utilities’ renewable energy commitments and the RPS goals presents risks to the Company. Among such risks are: (1) the dependence on third party suppliers of renewable purchased energy, which if the Utilities are unsuccessful in negotiating purchased power agreements with such IPPs or if a major IPP fails to deliver the anticipated capacity in its purchased power agreement, could impact the Utilities’ achievement of their commitments to RPS goals and/or the Utilities’ ability to deliver reliable service; (2) delays in acquiring or unavailability of non-fossil fuel supplies for renewable generation; (3) the impact of intermittent power to the electrical grid and reliability of service if appropriate supporting infrastructure is not installed or does not operate effectively;

(4) the likelihood that the Utilities may need to make substantial investments in related infrastructure, which could result in increased borrowings and, therefore, materially impact the financial condition and liquidity of the Utilities; and (5) the commitment to support a variety of initiatives, which, if approved by the PUC, may have a material impact on the results of operations and financial condition of the Utilities depending on their design and implementation. These initiatives include, but are not limited to, removing the system-wide caps on net energy metering (but studying distributed generation interconnections on a per-circuit basis); and developing an Energy Efficiency Portfolio Standard. The implementation of these or other programs may adversely impact the results of operations, financial condition and liquidity of the Utilities.
Regulation of electric utility rates.  The rates the electric utilities are allowed to charge for their services, and the timeliness of permitted rate increases, are among the most important items influencing their results of operations, financial condition and liquidity. The PUC has broad discretion over the rates the electric utilities charge and other matters. Any adverse decision by the PUC concerning the level or method of determining electric utility rates, the items and amounts permitted to be included in rate base, the authorized returns on equity or rate base found to be reasonable, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding could have a material adverse effect on the Company’s and Hawaiian Electric’s consolidated results of operations, financial condition and liquidity. Upon a showing of probable entitlement, the PUC is required to issue an interim D&O in a rate case within 10 months from the date of filing a completed application if the evidentiary hearing is completed (subject to extension for 30 days if the evidentiary hearing is not completed). There is no time limit for rendering a final D&O and interim rate increases are subject to refund with interest if the interim increase is greater than the increase approved in the final D&O.
Fuel oil and purchased power.  The electric utilities rely on fuel oil suppliers and IPPs to deliver fuel oil and power, respectively. See “Fuel contracts” and “Power purchase agreements” in Note 4 of the Consolidated Financial Statements. The Company estimates that 68% of the net energy the Utilities generate and purchase in 2015 will be from the burning of fossil fuel oil as compared to 69% in 2014. Purchased KWHs provided approximately 46%, 44%, and 42% of the total net energy generated and purchased in 2014, 2013 and 2012, respectively.
Failure or delay by the electric utilities’ oil suppliers and shippers to provide fuel pursuant to existing supply contracts, or failure by a major IPP to deliver the firm capacity anticipated in its PPA, could interrupt the ability of the electric utilities to deliver electricity, thereby materially adversely affecting the Company’s results of operations and financial condition. Hawaiian Electric generally maintains an average system fuel inventory level equivalent to 47 days of forward consumption. Hawaii Electric Light and Maui Electric generally maintain an inventory level equivalent to one month’s supply of both medium sulfur fuel oil and diesel fuel. Some, but not all, of the Utilities’ PPAs require that the IPPs maintain minimum fuel inventory levels and all of the firm capacity PPAs include provisions imposing substantial penalties for failure to produce the firm capacity anticipated by those agreements.
Other operation and maintenance expenses.  O&M expenses increased by 2% in 2014, 1% in 2013 and 4% in 2012 when compared to the prior year. The change in O&M expenses (excluding expenses covered by surcharges or by third parties) was 1%, 1% and 4% for 2014, 2013 and 2012, respectively, when compared to the prior year. O&M expenses (excluding expenses covered by surcharges or by third parties) for 2015 are projected to be approximately 2% higher than 2014.
Other regulatory and permitting contingencies.  Many public utility projects require PUC approval and various permits (e.g., environmental and land use permits) from other agencies. Delays in obtaining PUC approval or permits can result in increased costs. If a project does not proceed or if the PUC disallows costs of the project, the project costs may need to be written off in amounts that could have a material adverse effect on the Company. For example, two major capital improvement utility projects, the Keahole project (consisting of CT-4, CT-5 and ST-7) and the East Oahu Transmission Project, encountered opposition and were seriously delayed before being placed in service, with a writedown being required for both the Keahole and EOTP projects in 2007 and 2011, respectively. More recently, the Utilities and the Consumer Advocate signed a settlement agreement, subject to approval by the PUC, to write off $40 million of costs in 2012 in lieu of conducting the regulatory audits of the CIP CT-1 and the CIS projects. See Note 4 of the Consolidated Financial Statements for a discussion of additional regulatory contingencies.
Competition.  Although competition in the generation sector in Hawaii is moderated by the scarcity of generation sites, various permitting processes and lack of interconnections to other electric utilities, the PUC has promoted a more competitive electric industry environment through its decisions concerning competitive bidding and distributed generation (DG). An increasing amount of generation is provided by IPPs and customer distributed generation.
Competitive bidding.  In December 2006, the PUC issued a decision that included a final competitive bidding framework, which became effective immediately. The final framework states, among other things, that: (1) a utility is required to use competitive bidding to acquire a future generation resource or a block of generation resources unless the PUC finds bidding to be unsuitable; (2) the framework does not apply in certain situations identified in the framework; (3) waivers from competitive bidding for certain circumstances will be considered; (4) the utility is required to select an independent observer from a list approved by the PUC whenever the utility or its affiliate seeks to advance a project proposal (i.e., in competition with those offered by bidders); (5) the utility may consider its own self-bid proposals in response to generation needs identified in its RFP; and (6) for any resource to which competitive bidding does not apply (due to waiver or exemption), the utility retains its traditional obligation to offer to purchase capacity and energy from a Qualifying Facility (QF) at avoided cost upon reasonable terms and conditions approved by the PUC.
The Kalaeloa Solar Two photovoltaic energy PPA and the Kawailoa Wind windfarm PPA are two renewable projects that resulted from Hawaiian Electric’s Renewable Energy RFP under the Competitive Bidding Framework.
The Utilities received PUC approval for exemptions from the competitive framework to negotiate modifications to existing PPAs that generate electricity from renewable resources, including the City & County of Honolulu’s HPower facility expansion and the Puna Geothermal Venture geothermal facility expansion. Also, certain renewable energy projects were “grandfathered” from the competitive bidding process, including the Kahuku Wind Power, Auwahi Wind Energy LLC, and Kaheawa Wind Power II wind farms. The PUC can also grant waivers to renewable energy projects that are not exempt from the Competitive Bidding Framework such as for the Hu Honua biomass facility.
Distributed generation.  In January 2006, the PUC issued a D&O indicating that its policy is to promote the development of a market structure that assures DG is available at the lowest feasible cost, DG that is economical and reliable has an opportunity to come to fruition and DG that is not cost-effective does not enter the system. The D&O affirmed the ability of the Utilities to procure and operate DG for utility purposes at utility sites. The PUC also indicated its desire to promote the development of a competitive market for customer-sited DG. The D&O allows the utility to provide DG services on a customer-owned site as a regulated service when (1) the DG resolves a legitimate system need, (2) the DG is the lowest cost alternative to meet that need and (3) it can be shown that, in an open and competitive process acceptable to the PUC, the customer operator was unable to find another entity ready and able to supply the proposed DG service at a price and quality comparable to the utility’s offering.
Environmental matters.  The Utilities' generating stations operate under air pollution control permits issued by the Hawaii Department of Health (DOH) and, in a limited number of cases, by the federal Environmental Protection Agency (EPA). Hawaii law requires an environmental assessment for proposed waste-to-energy facilities, landfills, oil refineries, power-generating facilities greater than 5 MW and wastewater facilities, except individual wastewater systems. Meeting this requirement results in increased project costs.
The 1990 amendments to the Clean Air Act (CAA), changes to the National Ambient Air Quality Standard (NAAQS) for ozone, and adoption of a NAAQS for fine particulate matter resulted in substantial changes for the electric utility industry such as the installation of additional emissions controls, retirements of older generating units and switches to lower emissions fuels. Further significant impacts may occur under newly adopted rules (e.g., one-hour NAAQS for sulfur dioxide and nitrogen dioxide, control of GHGs under the GHG PSD Rule), under rules deemed applicable to the Utilities’ facilities (e.g., Regional Haze Rule), if currently proposed legislation, rules and standards are adopted (e.g., GHG emission reduction rules), or if new legislation, rules or standards are adopted in the future. Similarly, recently issued rules governing cooling water intake may significantly impact Hawaiian Electric’s steam generating facilities on Oahu.
Management believes that the recovery through rates of most, if not all, of any costs incurred by the Utilities in complying with environmental requirements would be allowed by the PUC, but no assurance can be given that this will in fact be the case. In addition, there can be no assurance that a significant environmental liability will not be incurred by the Utilities or that the related costs will be recoverable through rates. See “Environmental regulation” in Note 4 of the Consolidated Financial Statements.
Technological developments.  New technological developments (e.g., the commercial development of energy storage, fuel cells, DG and generation from renewable sources) may impact the Utilities’ future competitive position, results of operations, financial condition and liquidity.
Material estimates and critical accounting policies.  Also see “Material estimates and critical accounting policies” for Consolidated HEI above.
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

The Utilities evaluate the impact of applying lease accounting standards to their new PPAs, PPA amendments and other arrangements they enter into. A possible outcome of the evaluation is that an arrangement results in its classification as a capital lease, which could have a material effect on Hawaiian Electric’s consolidated balance sheet if a significant amount of capital assets of the IPP and lease obligations needed to be recorded.
Management believes that the PUC will allow recovery of property, plant and equipment in its electric rates. If the PUC does not allow recovery of any such costs, the electric utility would be required to write off the disallowed costs at that time. See the discussion under “Utility projects” in Note 4 of the Consolidated Financial Statements concerning costs of major projects that have not yet been approved for inclusion in the applicable utility’s rate base.
Regulatory assets and liabilities.  The Utilities are regulated by the PUC. In accordance with accounting standards for regulatory operations, the Company’s financial statements reflect assets, liabilities, revenues and costs of the Utilities based on current cost-based rate-making regulations. The actions of regulators can affect the timing of recognition of revenues, expenses, assets and liabilities.
Regulatory liabilities represent amounts collected from customers for costs that are expected to be incurred in the future. Regulatory assets represent incurred costs that have been deferred because their recovery in future customer rates is probable. As of December 31, 2014, the consolidated regulatory liabilities and regulatory assets of the Utilities amounted to $345 million and $905 million, respectively, compared to $349 million and $576 million as of December 31, 2013, respectively. Regulatory liabilities and regulatory assets are itemized in Note 4 of the Consolidated Financial Statements. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as changes in the applicable regulatory environment. Because current rates include the recovery of regulatory assets existing as of the last rate case and rates in effect allow the Utilities to earn a reasonable rate of return, management believes that the recovery of the regulatory assets as of December 31, 2014 is probable. This determination assumes continuation of the current political and regulatory climate in Hawaii, and is subject to change in the future.
Management believes that the operations of the Utilities currently satisfy the criteria for regulatory accounting. If events or circumstances should change so that those criteria are no longer satisfied, the Utilities expect that their regulatory assets, net of regulatory liabilities, would be charged to the statement of income in the period of discontinuance, which may result in a material adverse effect on the Company's results of operations, financial condition and liquidity.
Revenues.  Electric utility revenues are based on rates authorized by the PUC and include revenues applicable to energy consumed in the accounting period, but not yet billed to customers, and RBA revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kilowatthour sales. As of December 31, 2014, revenues applicable to energy consumed, but not yet billed to customers, amounted to $138 million and the RBA revenues recognized in 2014 amounted to $69 million.
Revenue amounts recorded pursuant to a PUC interim order are subject to refund, with interest, pending a final order. The rate schedules of the Utilities include ECACs under which electric rates are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. The rate schedules of the Utilities also include PPACs under which electric rates are more closely aligned with purchase power costs incurred. Management believes that a material adverse effect on the Company’s results of operations, financial condition and liquidity may result if the ECACs, PPACs or RBAs were lost.
Consolidation of variable interest entities.  A business enterprise must evaluate whether it should consolidate a variable interest entity (VIE). The Company evaluates the impact of applying accounting standards for consolidation to its relationships with IPPs with whom the Utilities execute new PPAs or execute amendments of existing PPAs. A possible outcome of the analysis is that Hawaiian Electric or its subsidiaries may be found to meet the definition of a primary beneficiary of a VIE which finding may result in the consolidation of the IPP in the Consolidated Financial Statements. The consolidation of IPPs could have a material effect on the Consolidated Financial Statements, including the recognition of a significant amount of assets and liabilities, and, if such a consolidated IPP were operating at a loss and had insufficient equity, the potential recognition of such losses. The Utilities do not know how the consolidation of IPPs would be treated for regulatory or credit ratings purposes. See Notes 1 and 6 of the Consolidated Financial Statements.

Bank
Executive overview and strategy.  When ASB was acquired by HEI in 1988, it was a traditional thrift with assets of $1 billion and net income of about $13 million. ASB has grown by both acquisition and internal growth, but has been optimizing its balance sheet in recent years as a result of its multi-year performance improvement project, which has resulted in a reduction in asset size and a concomitant improvement in profitability and capital efficiency. ASB ended 2014 with assets of $5.6 billion and net income of $51 million, compared to assets of $5.2 billion as of December 31, 2013 and net income of $58 million in 2013.
ASB is a full-service community bank serving both consumer and commercial customers. In order to remain competitive and continue building core franchise value, ASB continues to develop and introduce new products and services in order to meet the needs of those markets such as mobile banking. Additionally, the banking industry is constantly changing and ASB is making the investments in people and technology necessary to adapt and remain competitive. ASB’s ongoing challenge is to continue to increase revenues and control expenses.
The interest rate environment and the quality of ASB’s assets will continue to impact its financial results.
ASB continues to face a challenging interest rate environment. The persistent, low level of interest rates and excess liquidity in the financial system have impacted new loan production rates and made it challenging to find investments with adequate risk-adjusted returns, which resulted in a negative impact on ASB’s asset yields and net interest margin. The potential for compression of ASB’s margin when interest rates rise is an ongoing concern.
As part of its interest rate risk management process, ASB uses simulation analysis to measure net interest income sensitivity to changes in interest rates (see “Quantitative and Qualitative Disclosures about Market Risk”). ASB then employs strategies to limit the impact of changes in interest rates on net interest income. ASB’s key strategies include:

1.	attracting and retaining low-cost, core deposits, particularly those in non-interest bearing transaction accounts;

2.
reducing the overall exposure to fixed-rate residential mortgage loans and diversifying the loan portfolio with higher-spread, shorter-maturity loans and/or variable-rate loans such as commercial, commercial real estate and consumer loans;

3.	managing costing liabilities to optimize cost of funds and manage interest rate sensitivity; and

4.	focusing new investments on shorter duration or variable rate securities.
ASB’s loan quality improved in 2014 as a result of stabilized or increasing property values, more financial flexibility of borrowers, and overall general economic improvement in the state of Hawaii. ASB’s annualized net charge-offs as a percentage of total average loans improved to 0.01% for 2014 compared to 0.09% for 2013. However, ASB’s provision for loan losses for 2014 was $6.1 million compared to $1.5 million for 2013 primarily due to loan loss reserves needed for growth in the loan portfolio.
Effective July 2013, ASB became non-exempt from the Durbin Amendment to the Dodd-Frank Act which resulted in lower debit card interchange fees. For 2014 and 2013, the estimated net income impact of the lower debit card interchange fees was $6 million and $3 million, respectively. If the spin-off of ASB occurs as contemplated by the Merger Agreement, ASB expects to be exempt from the Durbin Amendment.

Results of operations.

•	2014 vs. 2013

(in millions)	2014	2013	Increase (decrease)	Primary reason(s)
Interest income	$191	$186	$5
The impact of higher average earning asset balances was partly offset by lower yields on earning assets. ASB’s average loan portfolio balance for 2014 was $327 million higher than 2013 as the average HELOC, residential, commercial real estate and commercial loan balances increased by $110 million, $53 million, $116 million and $57 million, respectively. The growth in these loan portfolios was consistent with ASB’s portfolio mix targets and loan growth strategy. The loan portfolio yield continued to be impacted by the interest rate environment as new loan production yields were lower than the average portfolio yield. The average investment and mortgage-related securities portfolio balance decreased by $51 million as ASB sold its $79 million municipal bond portfolio. ASB used excess liquidity to fund the loan growth.

Noninterest income	61	72	(11)
Lower debit card interchange fees as a result of ASB being non-exempt from the Durbin Amendment and lower mortgage banking income as a result of a slowdown in refinance activity. 2013 noninterest income included the gain from the sale of the credit card portfolio of $2.3 million.

Revenues	252	258	(6)
Interest expense	11	10	1
The impact of higher average interest-bearing liabilities was partly offset by lower rates resulting from the low interest rate environment. Average deposit balances for 2014 increased by $224 million compared to 2013 due to an increase in core deposits of $243 million, partly offset by a decrease in term certificates of $19 million. Also, the other borrowings average balance increased by $44 million.

Provision for loan losses	6	1	5	Loan loss reserves established for the growth in the loan portfolio. The 2013 provision for loan losses included the release of loan loss reserves related to the sale of ASB’s credit card portfolio.
Noninterest expense	160	160	—
Higher printing expenses as the printing function was outsourced beginning in the fourth quarter of 2013 and additional consulting expenses for ASB’s mobile banking product and technology security, offset by lower compensation and benefits expense related to the frozen defined benefit plan and lower payroll taxes.

Expenses	177	171	6
Operating income	75	87	(12)	Lower noninterest income.
Net income	51	58	(7)	Lower operating income, partly offset by lower taxes.
Return on average common equity [1]	9.6%	11.4%	(1.8)%

•	2013 vs. 2012

(in millions)	2013	2012	Increase (decrease)	Primary reason(s)
Interest income	$186	$190	$(4)
The impact of higher average earning asset balances was more than offset by lower yields on earning assets. ASB’s average loan portfolio balance for 2013 was $221 million higher than 2012 as the average HELOC, residential and commercial real estate loan balances increased by $95 million, $76 million and $39 million, respectively. The growth in these loan portfolios was consistent with ASB’s portfolio mix targets and loan growth strategy. The loan portfolio yield continued to be impacted by the interest rate environment as new loan production yields were lower than the average portfolio yield. The average investment and mortgage-related securities portfolio balance decreased by $35 million as ASB sold $70 million of agency obligations. ASB used excess liquidity to fund the loan growth.

Noninterest income	72	76	(4)
Lower gains on sales of loans as residential loan production has decreased in 2013 compared to 2012 with the upward movement of loan rates and a decrease in debit card fees as a result of being non-exempt from the Durbin Amendment, partly offset by higher fee income from other financial products and the gain on sale of the credit card portfolio.

Revenues	258	266	(8)
Interest expense	10	11	(1)
Lower funding costs as a result of the low interest rate environment. Average deposit balances for 2013 increased by $166 million compared to 2012 due to an increase in core deposits of $230 million, partly offset by a decrease in term certificates of $64 million. The other borrowings average balance decreased by $11 million due to lower retail repurchase agreements, partly offset by higher outstanding FHLB advances.

Provision for loan losses	1	13	(12)
The provision for loan losses benefited from lower net charge-offs and improved credit quality associated with the continued improvement in Hawaii’s economy, partly offset by loan loss reserves established for the growth in the loan portfolio.

Noninterest expense	160	153	7	Higher compensation and benefits expenses related to increased business volume, sales and performance incentives and higher inflation-related employee benefit costs.
Expenses	171	177	(6)
Operating income	87	89	(2)	Lower net interest and noninterest income, and higher noninterest expenses, partly offset by a lower provision for loan losses.
Net income	58	59	(1)	Lower operating income, partly offset by lower taxes.
Return on average common equity [1]	11.4%	11.7%	(0.3)%

[1]	Calculated using the average daily balances.
See Note 5 of the Consolidated Financial Statements for a discussion of guarantees and further information about ASB.

Average balance sheet and net interest margin.  The following table provides a summary of our consolidated average balances including major categories of interest-earning assets and interest-bearing liabilities:

	2014			2013			2012
(dollars in thousands)	Average balance	Interest[1] income/ expense	Yield/ rate (%)	Average balance	Interest[1]income/ expense	Yield/ rate (%)	Average balance	Interest[1]income/ expense	Yield/ rate (%)
Assets:
Other investments [2]	$171,142	$310	0.18	$170,695	$239	0.14	$203,751	$269	0.13
Securities purchased under resale agreements	5,096	20	0.39	11,370	43	0.38	—	—	—
Available-for-sale investment securities
Taxable	525,949	11,336	2.16	519,220	11,192	2.16	560,102	12,040	2.15
Non-taxable	11,600	429	3.69	69,377	2,494	3.60	63,336	2,328	3.68
Total available-for-sale investment securities	537,549	11,765	2.19	588,597	13,686	2.33	623,438	14,368	2.30
Loans
Residential 1-4 family	2,023,816	90,591	4.48	1,970,918	93,293	4.73	1,894,603	99,056	5.23
Commercial real estate	557,924	23,904	4.28	441,734	19,547	4.42	402,410	18,387	4.57
Home equity line of credit	790,701	25,716	3.25	680,445	20,442	3.00	585,797	16,106	2.75
Residential land	16,276	1,106	6.79	20,985	1,308	6.23	34,744	2,097	6.04
Commercial	783,670	29,294	3.74	726,597	29,188	4.02	714,679	30,925	4.33
Consumer	110,440	8,730	7.90	114,871	9,191	8.00	101,933	9,486	9.31
Total loans [3,4]	4,282,827	179,341	4.19	3,955,550	172,969	4.37	3,734,166	176,057	4.71
Total interest-earning assets	4,996,614	191,436	3.83	4,726,212	186,937	3.96	4,561,355	190,694	4.18
Allowance for loan losses	(42,242)			(42,114)			(39,323)
Non-interest-earning assets	460,923			426,608			433,521
Total Assets	$5,415,295			$5,110,706			$4,955,553
Liabilities and Stockholder’s Equity:
Savings	$1,879,373	1,134	0.06	$1,805,363	1,052	0.06	$1,727,754	1,128	0.07
Interest-bearing checking	738,651	126	0.02	665,941	106	0.02	612,629	111	0.02
Money market	171,889	214	0.12	182,343	232	0.13	202,539	319	0.16
Time certificates	434,934	3,603	0.83	454,021	3,702	0.82	517,752	4,865	0.94
Total interest-bearing deposits	3,224,847	5,077	0.16	3,107,668	5,092	0.16	3,060,674	6,423	0.21
Advances from Federal Home Loan Bank	100,389	3,146	3.13	64,630	2,432	3.76	50,014	2,176	4.35
Securities sold under agreements to repurchase	155,012	2,585	1.67	146,758	2,553	1.74	172,683	2,693	1.56
Total interest-bearing liabilities	3,480,248	10,808	0.31	3,319,056	10,077	0.30	3,283,371	11,292	0.34
Non-interest bearing liabilities:
Deposits	1,285,964			1,179,559			1,060,121
Other	112,314			104,906			108,692
Stockholder’s equity	536,769			507,185			503,369
Total Liabilities and Stockholder’s Equity	$5,415,295			$5,110,706			$4,955,553
Net interest income		$180,628			$176,860			$179,402
Net interest margin (%)[5]			3.62			3.74			3.93

[1]	Interest income includes taxable equivalent basis adjustments, based upon a federal statutory tax rate of 35%, of $0.2 million, $0.9 million and $0.8 million for 2014, 2013 and 2012, respectively.

[2]
Includes federal funds sold, interest bearing deposits and stock in the Federal Home Loan Bank of Seattle ($83 million, $95 million and $97 million as of December 31, 2014, 2013 and 2012, respectively).

[3]	Includes loans held for sale, at lower of cost or fair value.

[4]	Includes loan fees of $3.7 million, $5.2 million and $4.9 million for 2014, 2013 and 2012, respectively, together with interest accrued prior to suspension of interest accrual on nonaccrual loans.

[5]	Defined as net interest income, on a fully taxable equivalent basis, as a percentage of average total interest-earning assets.
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
Loan originations and mortgage-related securities are ASB’s primary earning assets.
Loan portfolio.  ASB’s loan volumes and yields are affected by market interest rates, competition, demand for financing, availability of funds and management’s responses to these factors. See Note 5 of the Consolidated Financial Statements for the composition of ASB’s loans receivable.
The increase in the total loan portfolio from $4.1 billion at the end of 2013 to $4.4 billion at the end of 2014 was primarily due to growth in the commercial real estate, HELOC and residential 1-4 family loan portfolios, which was consistent with ASB’s portfolio mix targets and loan growth strategy.
Home equity — key credit statistics.

December 31	2014	2013
Outstanding balance (in thousands)	$818,815	$739,331
Percent of portfolio in first lien position	40.9%	38.2%
Net charge-off ratio	(0.07)%	0.06%
Delinquency ratio	0.25%	0.28%

			End of draw period – interest only			Current
December 31, 2014	Total	Interest only	2014-2015	2016-2018	Thereafter	amortizing
Outstanding balance (in thousands)	$818,815	$607,064	$885	$100,269	$505,910	$211,751
% of total	100%	74%	—%	12%	62%	26%

                        The home equity line of credit (HELOC) portfolio makes up 18% of the total loan portfolio and is generally an interest-only revolving loan for a 10-year period, after which time the HELOC outstanding balance converts to a fully amortizing variable rate term loan with a 20-year amortization period. This product type comprises 94% of the total HELOC portfolio and is the current product offering. Within this product type, borrowers also have a “Fixed Rate Loan Option” to convert a part of their available line of credit into a 5, 7 or 10-year fully amortizing fixed rate loan with level principal and interest payments. As of December 31, 2014, approximately 20% of the portfolio balances were amortizing loans under the Fixed Rate Loan Option. Nearly all originations prior to 2008 consisted of amortizing equity lines that have structured principal payments during the draw period. These older vintage equity lines represent 6% of the portfolio and are included in the amortizing balances identified in the table above.
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
See “Allowance for loan losses” in Note 5 of the Consolidated Financial Statements for information with respect to nonperforming assets. The level of nonperforming loans has continued to decrease with the improving Hawaii economy.
Allowance for loan losses.  See “Allowance for loan losses” in Note 5 of the Consolidated Financial Statements for the tables which sets forth the allocation of ASB’s allowance for loan losses. For 2014, the allowance for loan losses increased by $5.5 million primarily due to loan loss reserves for the growth in the loan portfolio and higher loss rates for loan portfolios with higher risk such as commercial real estate and unsecured personal loans.
Available-for sale investment securities.  ASB’s investment portfolio was comprised as follows:

December 31	2014		2013
(dollars in thousands)	Balance	% of total	Balance	% of total
U.S. Treasury and federal agency obligations	$119,560	22%	$80,973	15%
Mortgage-related securities — FNMA, FHLMC and GNMA	430,834	78	369,444	70
Municipal bonds	—	—	78,590	15
Total available-for-sale investment securities	$550,394	100%	$529,007	100%

Principal and interest on mortgage-related securities issued by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and Government National Mortgage Association (GNMA) are guaranteed by the issuer and, in the case of GNMA, backed by the full faith and credit of the U.S. The increase in investment securities was due to the purchase of federal agency obligations and mortgage-related securities to replace the municipal bond portfolio that was sold in 2014.
The net unrealized gains on ASB’s investment securities were primarily caused by lower interest rates. All contractual cash flows of those investments are guaranteed by an agency of the U.S. government. See “Investment securities” in Note 1 for a discussion of securities impairment assessment.
As of December 31, 2014, 2013 and 2012, ASB did not have any private-issue mortgage-related securities.
Deposits and other borrowings.  Deposits continue to be the largest source of funds for ASB and are affected by market interest rates, competition and management’s responses to these factors. Deposit retention and growth will remain challenging in the current environment due to competition for deposits and the low level of short-term interest rates. Advances from the FHLB of Seattle and securities sold under agreements to repurchase continue to be additional sources of funds. As of December 31, 2014, ASB’s costing liabilities consisted of 94% deposits and 6% other borrowings. As of December 31, 2013, ASB’s costing liabilities consisted of 95% deposits and 5% other borrowings. See Note 5 of the Consolidated Financial Statements for the composition of ASB’s deposit liabilities and other borrowings.
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
As of December 31, 2014 and 2013, ASB had an unrealized gain, net of taxes, on available-for-sale investment securities (including securities pledged for repurchase agreements) in AOCI of $0.5 million compared to an unrealized loss, net of taxes, of $4 million as of December 31, 2013. See “Quantitative and qualitative disclosures about market risk.”
Legislation and regulation.  ASB is subject to extensive regulation, principally by the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). Depending on ASB’s level of regulatory capital and other considerations, these regulations could restrict the ability of ASB to compete with other institutions and to pay dividends to its shareholder. See the discussion below under “Liquidity and capital resources.” Also see “Federal Deposit Insurance Corporation restoration plan” and “Deposit insurance coverage” in Note 5 of the Consolidated Financial Statements.
Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).  Regulation of the financial services industry, including regulation of HEI, ASB Hawaii and ASB, has changed and will continue to change as a result of the enactment of the Dodd-Frank Act, which became law in July 2010. Importantly for HEI, ASB Hawaii and ASB, under the Dodd-Frank Act, on July 21, 2011, all of the functions of the Office of Thrift Supervision (OTS) transferred to the OCC, the FDIC, the Federal Reserve Board (FRB) and the Consumer Financial Protection Bureau (Bureau). Supervision and regulation of HEI and ASB Hawaii, as thrift holding companies, moved to the FRB, and supervision and regulation of ASB, as a federally chartered savings bank, moved to the OCC. While the laws and regulations applicable to HEI and ASB did not generally change, the applicable laws and regulations are being interpreted, and new and amended regulations may be adopted, by the FRB, OCC and the Bureau. In addition, HEI will continue to be required to serve as a source of strength to ASB in the event of its financial distress. If the Spin-Off of ASB Hawaii occurs as contemplated by the Merger Agreement, HEI (or its successor) will no longer be required to serve as a source of strength to ASB. The Dodd-Frank Act also imposes new restrictions on the ability of a savings bank to pay dividends should it fail to remain a qualified thrift lender.
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
Also, the Dodd-Frank Act directs the Bureau to publish rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Consistent with this requirement, the Bureau amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending) to establish new disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements, the final rule provides extensive guidance regarding compliance with those requirements. This rule is effective August 1, 2015.
The “Durbin Amendment” to the Dodd-Frank Act required the FRB to issue rules to ensure that debit card interchange fees are “reasonable and proportional” to the processing costs incurred. In June 2011, the FRB issued a final rule establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is 21-24 cents, depending on certain components. Financial institutions and their affiliates that have less than $10 billion in assets are exempt from this Amendment; however, on July 1, 2013, ASB became non-exempt as the consolidated assets of HEI exceeded $10 billion. ASB’s debit card interchange fees were impacted as a result of the application of this Amendment, by approximately $6 million after tax in 2014.
Final Capital Rules.  On July 2, 2013, the FRB finalized its rule implementing the Basel III regulatory capital framework. The final rule would apply to banking organizations of all sizes and types regulated by the FRB and the OCC, except bank holding companies subject to the FRB’s Small Bank Holding Company Policy Statement and Savings & Loan Holding Companies (SLHCs) substantially engaged in insurance underwriting or commercial activities. HEI currently meets the requirements of the exemption as a top-tier grandfathered unitary SLHC that derived, as of June 30 of the previous calendar year, either 50% or more of its total consolidated assets or 50% or more of its total revenues on an enterprise-wide basis (calculated under GAAP) from activities that are not financial in nature pursuant to Section 4(k) of the Bank Holding Company Act. The FRB is temporarily excluding these SLHCs from the final rule while it considers a proposal relating to capital and other requirements for SLHC intermediate holding companies (such as ASB Hawaii). The FRB indicated that it would release a proposal on intermediate holding companies that would specify the criteria for establishing and transferring activities to intermediate holding companies and propose to apply the FRB’s capital requirements to such intermediate holding companies. The FRB has not yet issued such a proposal, nor a proposal on how to apply the Basel III capital rules to SLHCs that are substantially engaged in commercial or insurance underwriting activities, such as grandfathered unitary SLHCs like HEI.
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
The final rule is effective January 1, 2015 for ASB. Subject to the timing and final outcome of the FRB’s SLHC intermediate holding company proposal, HEI anticipates that the capital requirements in the final rule will eventually be effective for HEI or ASB Hawaii as well. If the Spin-Off of ASB Hawaii occurs as contemplated by the Merger Agreement, HEI (or its successor) will no longer be subject to the final capital rules as applied to SLHCs. If the fully phased-in capital requirements were currently applicable to HEI, management believes HEI would satisfy the capital requirements, including the fully phased-in capital conservation buffer. Management cannot predict what final rule the FRB may adopt concerning intermediate holding companies or their impact on ASB Hawaii, if any.
Stock in FHLB of Seattle.  As of December 31, 2014, ASB’s stock in FHLB of Seattle of $69.3 million was carried at cost because it can only be redeemed at par. There is a minimum required investment in such stock based on measurements of ASB’s capital, assets and/or borrowing levels, and ASB’s investment is substantially in excess of that requirement. In 2014 and 2013, the FHLB of Seattle paid ASB cash dividends of $88,000 and $47,000, respectively. FHLB of Seattle did not pay any cash dividends in 2012.
In September 2012, the Federal Housing Finance Agency (Finance Agency) classified the FHLB of Seattle as “adequately capitalized.” After receiving approval from the Finance Agency, the FHLB of Seattle began repurchasing excess stock, repurchasing a total of $23.2 million and $3.5 million of excess stock from ASB in 2014 and 2013, respectively.
In September 2014, the FHLB of Seattle announced that it had entered into an agreement to merge with the FHLB of Des Moines and in December 2014, the Finance Agency approved the banks’ application to merge. The merger agreement is pending approval and the voting process is scheduled to begin in mid-January and conclude in late February. The impact of this merger on ASB is uncertain at this time.
Commitments and contingencies. See Note 5 of the Consolidated Financial Statements.
Potential impact of lava flows. In June 2014, lava from the Kilauea Volcano on the island of Hawaii began flowing toward the town of Pahoa. ASB has been monitoring its loan exposure on properties most likely to be impacted by the projected path of the lava flow. At December 31, 2014, the outstanding amount of the residential, commercial real estate and home equity lines of credit loans collateralized by property in areas most likely affected by the lava flow totaled $13 million. For residential 1-4 mortgages in the area, ASB required lava insurance to cover the dwelling replacement cost as a condition of making the loan. As of December 31, 2014, ASB provided $1.8 million reserves for a commercial real estate loan impacted by the lava flows. The impact to property values and borrowers’ ability to repay their loans as a result of the lava flow cannot be determined at this time, but ASB does not expect the impact on ASB's financial condition or results of operations to be material.
Recent accounting pronouncements. See “Recent accounting pronouncements and interpretations” in Note 1 of the Consolidated Financial Statements.
Liquidity and capital resources.

December 31	2014	% change	2013	% change
(dollars in millions)
Total assets	$5,565	6	$5,244	4
Available-for-sale investment and mortgage-related securities	550	4	529	(21)
Loans receivable held for investment, net	4,389	7	4,110	10
Deposit liabilities	4,623	6	4,372	3
Other bank borrowings	291	19	245	25
As of December 31, 2014, ASB was one of Hawaii’s largest financial institutions based on assets of $5.6 billion and deposits of $4.6 billion.

ASB’s principal sources of liquidity are customer deposits, borrowings and the maturity and repayment of portfolio loans and securities. ASB’s deposits as of December 31, 2014 were $251 million higher than December 31, 2013. ASB’s principal sources of borrowings are advances from the FHLB and securities sold under agreements to repurchase from broker/dealers and commercial account holders. As of December 31, 2014, FHLB borrowings totaled $100 million, representing 1.8% of assets. ASB is approved to borrow from the FHLB up to 35% of ASB’s assets to the extent it provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2014, ASB’s unused FHLB borrowing capacity was approximately $1.2 billion. As of December 31, 2014, securities sold under agreements to repurchase totaled $191 million, representing 3.4% of assets. ASB utilizes deposits, advances from the FHLB and securities sold under agreements to repurchase to fund maturing and withdrawn deposits, repay maturing borrowings, fund existing and future loans and purchase investment and mortgage-related securities. As of December 31, 2014, ASB had commitments to borrowers for loans and unused lines and letters of credit of $1.7 billion, including commitments to lend $0.5 million to borrowers whose loan terms have been impaired or modified in troubled debt restructurings. Management believes ASB’s current sources of funds will enable it to meet these obligations while maintaining liquidity at satisfactory levels.
As of December 31, 2014 and 2013, ASB had $36.9 million and $48.5 million of loans on nonaccrual status, respectively, or 0.8% and 1.2% of net loans outstanding, respectively. As of December 31, 2014 and 2013, ASB had $0.9 million and $1.2 million, respectively, of real estate acquired in settlement of loans
In 2014, operating activities provided cash of $42 million. Net cash of $299 million was used by investing activities primarily due to a net increase in loans held for investment of $284 million, purchases of investment securities of $184 million and capital expenditures of $28 million, partly offset by repayments of investment securities of $91 million, proceeds from the sales of investment securities of $80 million, redemption of FHLB stock of $23 million and proceeds from the sale of real estate acquired in settlement of loans of $3 million. Financing activities provided net cash of $261 million primarily due to a net increase in deposits of $251 million and proceeds from securities sold under agreements to repurchase of $56 million, partly offset by the payment of common stock dividends of $36 million and a net decrease in retail repurchase agreements of $9 million.
ASB believes that maintaining a satisfactory regulatory capital position provides a basis for public confidence, affords protection to depositors, helps to ensure continued access to capital markets on favorable terms and provides a foundation for growth. FDIC regulations restrict the ability of financial institutions that are not well-capitalized to compete on the same terms as well-capitalized institutions, such as by offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2014, ASB was well-capitalized (see “Regulation—Capital requirements” below for ASB’s capital ratios).
For a discussion of ASB dividends, see “Common stock equity” in Note 5 of the Consolidated Financial Statements.
Certain factors that may affect future results and financial condition.  Also see “Forward-Looking Statements” and “Certain factors that may affect future results and financial condition” for Consolidated HEI above.
Competition.  The banking industry in Hawaii is highly competitive. ASB is one of Hawaii’s largest financial institutions, based on total assets, and is in direct competition for deposits and loans, not only with larger institutions, but also with smaller institutions that are heavily promoting their services in certain niche areas, such as providing financial services to small- and medium-sized businesses, and national organizations offering financial services. ASB’s main competitors are banks, savings associations, credit unions, mortgage brokers, finance companies and securities brokerage firms. These competitors offer a variety of lending, deposit and investment products to retail and business customers.
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
ASB is a full-service community bank serving both consumer and commercial customers and has been diversifying its loan portfolio from single-family home mortgages to higher-spread, shorter-duration consumer, commercial and commercial real estate loans. The origination of consumer, commercial and commercial real estate loans involves risks and other considerations different from those associated with originating residential real estate loans. For example, the sources and level of competition may be different and credit risk is generally higher than for residential mortgage loans. These different risk factors are considered in the underwriting and pricing standards and in the allowance for loan losses established by ASB for its consumer, commercial and commercial real estate loans.
U.S. capital markets and credit and interest rate environment.  Volatility in U.S. capital markets may negatively impact the fair values of investment and mortgage-related securities held by ASB. As of December 31, 2014, the fair value and carrying value of the investment and mortgage-related securities held by ASB were $0.6 billion.
Interest rate risk is a significant risk of ASB’s operations. ASB actively manages this risk, including managing the relationship of its interest-sensitive assets to its interest-sensitive liabilities. Persistent low levels of interest rates have made it challenging to find investments with adequate risk-adjusted returns and had a negative impact on ASB’s asset yields and net interest margin. If the current interest rate environment persists, the potential for compression of ASB’s net interest margin will continue. ASB also manages the credit risk associated with its lending and securities portfolios, but a deep and prolonged recession led by a material decline in housing prices could materially impair the value of its portfolios. See “Quantitative and Qualitative Disclosures about Market Risk” below.
Technological developments.  New technological developments (e.g., significant advances in internet banking) may impact ASB’s future competitive position, results of operations and financial condition.
Environmental matters.  Prior to extending a loan collateralized by real property, ASB conducts due diligence to assess whether or not the property may present environmental risks and potential cleanup liability. In the event of default and foreclosure of a loan, ASB may become the owner of the mortgaged property. For that reason, ASB seeks to avoid lending upon the security of, or acquiring through foreclosure, any property with significant potential environmental risks; however, there can be no assurance that ASB will successfully avoid all such environmental risks.
Regulation.  ASB is subject to examination and comprehensive regulation by the Department of Treasury, OCC and the FDIC, and is subject to reserve requirements established by the Board of Governors of the Federal Reserve System. Regulation by these agencies focuses in large measure on the adequacy of ASB’s capital and the results of periodic “safety and soundness” examinations conducted by the OCC.
Capital requirements.  The OCC, which is ASB’s principal regulator, administers two sets of capital standards—minimum regulatory capital requirements and prompt corrective action requirements. The FDIC also has prompt corrective action capital requirements. As of December 31, 2014, ASB was in compliance with OCC minimum regulatory capital requirements and was “well-capitalized” within the meaning of OCC prompt corrective action regulations and FDIC capital regulations, as follows:

•
ASB met applicable minimum regulatory capital requirements (noted in parentheses) as of December 31, 2014 with a tangible capital ratio of 8.9% (1.5%), a core capital ratio of 8.9% (4.0%) and a total risk-based capital ratio of 12.3% (8.0%).

•
ASB met the capital requirements to be generally considered “well-capitalized” (noted in parentheses) as of December 31, 2014 with a leverage ratio of 8.9% (5.0%), a Tier-1 risk-based capital ratio of 11.3% (6.0%) and a total risk-based capital ratio of 12.3% (10.0%).

The purpose of the prompt corrective action capital requirements is to establish thresholds for varying degrees of oversight and intervention by regulators. Declines in levels of capital, depending on their severity, will result in increasingly stringent mandatory and discretionary regulatory consequences. Capital levels may decline for any number of reasons, including reductions that would result if there were losses from operations, deterioration in collateral values or the inability to dispose of real estate owned (typically acquired by foreclosure). The regulators have substantial discretion in the corrective actions they might direct and could include restrictions on dividends and other distributions that ASB may make to HEI (through ASB Hawaii) and the requirement that ASB develop and implement a plan to restore its capital. Under an agreement with regulators entered into by HEI when it acquired ASB, HEI currently could be required to contribute to ASB up to an additional $28.3 million of capital, if necessary, to maintain ASB’s capital position.
Examinations.  ASB is subject to periodic “safety and soundness” examinations and other examinations by the OCC. In conducting its examinations, the OCC utilizes the Uniform Financial Institutions Rating System adopted by the Federal Financial Institutions Examination Council, which system utilizes the “CAMELS” criteria for rating financial institutions. The six components in the rating system are: Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity to market risk. The OCC examines and rates each CAMELS component. An overall CAMELS rating is also given, after taking into account all of the component ratings. A financial institution may be subject to formal regulatory or administrative direction or supervision such as a “memorandum of understanding” or a “cease and desist” order following an examination if its CAMELS rating is not satisfactory. An institution is prohibited from disclosing the OCC’s report of its safety and soundness examination or the component and overall CAMELS rating to any person or organization not officially connected with the institution as an officer, director, employee, attorney or auditor, except as provided by regulation. The OCC also regularly examines ASB’s information technology practices and its performance under Community Reinvestment Act measurement criteria.
The Federal Deposit Insurance Act, as amended, addresses the safety and soundness of the deposit insurance system, supervision of depository institutions and improvement of accounting standards. Pursuant to this Act, federal banking agencies have promulgated regulations that affect the operations of ASB and its holding companies (e.g., standards for safety and soundness, real estate lending, accounting and reporting, transactions with affiliates and loans to insiders). FDIC regulations restrict the ability of financial institutions that fail to meet relevant capital measures to engage in certain activities, such as offering interest rates on deposits that are significantly higher than the rates offered by competing institutions. As of December 31, 2014, ASB was “well-capitalized” and thus not subject to these restrictions.
Qualified Thrift Lender status.  ASB is a “qualified thrift lender” (QTL) under its federal thrift charter and, in order to maintain this status, ASB is required to maintain at least 65% of its assets in “qualified thrift investments,” which include housing-related loans (including mortgage-related securities) as well as certain small business loans, education loans, loans made through credit card accounts and a basket (not exceeding 20% of total assets) of other consumer loans and other assets. Institutions that fail to maintain QTL status are subject to various penalties, including limitations on their activities. In ASB’s case, the activities of HEI, ASB Hawaii and HEI’s other subsidiaries would also be subject to restrictions if ASB failed to maintain its QTL status, and a failure or inability to comply with those restrictions could effectively result in the required divestiture of ASB. As of December 31, 2014, ASB was a qualified thrift lender.
Unitary savings and loan holding company.  The Gramm-Leach-Bliley Act of 1999 (Gramm Act) permitted banks, insurance companies and investment firms to compete directly against each other, thereby allowing “one-stop shopping” for an array of financial services. Although the Gramm Act further restricted the creation of so-called “unitary savings and loan holding companies” (i.e., companies such as HEI whose subsidiaries include one or more savings associations and one or more nonfinancial subsidiaries), the unitary savings and loan holding company relationship among HEI, ASB Hawaii and ASB is “grandfathered” under the Gramm Act so that HEI and its subsidiaries will be able to continue to engage in their current activities so long as ASB maintains its QTL status. Under the Gramm Act, any proposed sale of ASB would have to satisfy applicable statutory and regulatory requirements and potential acquirers of ASB would most likely be limited to companies that are already qualified as, or capable of qualifying as, either a traditional savings and loan association holding company or a bank holding company, or as one of the authorized financial holding companies permitted under the Gramm Act. There have been legislative proposals in the past which would operate to eliminate the thrift charter or the grandfathered status of HEI as a unitary thrift holding company and effectively require the divestiture of ASB.
Material estimates and critical accounting policies.  Also see “Material estimates and critical accounting policies” for Consolidated HEI above.
Allowance for loan losses.  See Note 1 of the Consolidated Financial Statements and the discussion above under “Earning assets, costing liabilities and other factors.” ASB maintains an allowance for loan losses believed to be adequate to absorb losses inherent in its loan portfolio. The level of allowance for loan losses is based on a continuing assessment of existing risks in the loan portfolio, historical loss experience, changes in collateral values and current conditions (for example, economic conditions, real estate market conditions and interest rate environment). The allowance for loan losses is allocated to loan types using both a formula-based approach applied to groups of loans and an analysis of certain individual loans for impairment. The formula-based approach emphasizes loss factors primarily derived from actual historical default and loss rates, which are combined with an assessment of certain qualitative factors to determine the allowance amounts allocated to the various loan categories. Adverse changes in any of these factors could result in higher charge-offs and provision for loan losses.
ASB disaggregates the loan portfolio into loan segments for purposes of determining the allowance for loan losses. Commercial and commercial real estate loans are defined as non-homogeneous loans. ASB utilizes a risk rating system for evaluating the credit quality of such loans. Loans are rated based on the degree of risk at origination and periodically thereafter, as appropriate. Values are applied separately to the probability of default (borrower risk) and loss given default (transaction risk). ASB's credit review department performs an evaluation of these loan portfolios to ensure compliance with the internal risk rating system and timeliness of rating changes. Non-homogeneous loans are categorized into the regulatory asset quality classifications: Pass, Special Mention, Substandard, Doubtful, and Loss based on credit quality. For loans classified as substandard, an analysis is done to determine if the loan is impaired. A loan is deemed impaired when it is probable that ASB will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is deemed impaired, ASB applies a valuation methodology to determine whether there is an impairment shortfall. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral, net of costs to sell. For all loans collateralized by real estate whose repayment is dependent on the sale of the underlying collateral property, ASB measures impairment by utilizing the fair value of the collateral, net of costs to sell; for other loans that are not considered collateral dependent, generally the discounted cash flow method is used to measure impairment. For loans collateralized by real estate that are classified as troubled debt restructured ("TDR") loans, the present value of the expected future cash flows of the loans may also be used to measure impairment as these loans are expected to perform according to their restructured terms. Impairment shortfalls are charged to the provision for loan losses and included in the allowance for loan losses. However, impairment shortfalls that are deemed to be confirmed losses (uncollectible) are charged off, with the loan written down by the amount of the confirmed loss.
Residential, consumer and credit scored business loans are considered homogeneous loans, which are typically underwritten based on common, uniform standards, and are generally classified as to the level of loss exposure based on delinquency status. The homogeneous loan portfolios are stratified into individual products with common risk characteristics and segmented into various secured and unsecured loan product types. For the homogeneous portfolio, the quality of the loan is best indicated by the repayment performance of an individual borrower. ASB supplements performance data with an 11-risk rating retail credit model that assigns a probability of default to each borrower based primarily on the borrower's current Fair Isaac Corporation ("FICO") score and for HELOC and unsecured consumer products, the bankruptcy score. Current FICO and bankruptcy data is purchased and appended to all homogeneous loans on a quarterly basis and used to estimate the borrower’s probability of default and the loss given default.
ASB's methodology for determining the allowance for loan losses was generally based on historic loss rates using various look-back periods. During the second quarter of 2014, ASB implemented enhancements to the loss rate calculation for estimating the allowance for loan losses that included several refinements to determining the probability of default and the loss given default for the various segments of the loan portfolio that are more statistically sound than those previously employed. The result is an estimated loss rate established for each loan. ASB believes that these enhancements improve the precision in estimating the allowance for loan losses. The enhancement did not have a material effect on the total allowance for loan losses or the provision for loan losses for 2014 and did result in the full allocation of the previously unallocated portion of the allowance for loan losses.
In conjunction with the above enhancement, management also adopted an enhanced risk rating system for monitoring and managing credit risk in the non-homogenous loan portfolios that measures general creditworthiness at the borrower level. The numerical-based, risk rating “PD Model” takes into consideration fiscal year-end financial information of the borrower and identified financial attributes including retained earnings, operating cash flows, interest coverage, liquidity and leverage that demonstrate a strong correlation with default to assign default probabilities at the borrower level. In addition, a loss given default value is assigned to each loan to measure loss in the event of default based on loan specific features such as collateral that mitigates the amount of loss in the event of default. Together the PD Model and loss given default construct provide a more quantitative, data driven and consistent framework for measuring risk within the portfolio, on a loan by loan basis and for the ultimate collectability of each loan. Additionally, qualitative factors may be included in the estimation process.
The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in accounts payable and other liabilities in the consolidated balance sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the allowance for loan losses, as discussed above. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the consolidated statements of income.
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
Nonperforming loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. A loan may be returned to accrual status if (i) principal and interest payments have been brought current and ASB expects repayment of the remaining contractual principal and interest, (ii) the loan has otherwise become well-secured and collection efforts are reasonably expected to result in repayment of the debt, or (iii) the borrower has been making regularly scheduled payments in full for the prior six months and it is reasonably assured that the loan will be brought fully current within a reasonable period. Cash receipts on nonaccruing loans are generally applied to reduce the unpaid principal balance.
Loans considered to be uncollectible are charged-off against the allowance. The amount and timing of charge-offs on loans includes consideration of the loan type, length of delinquency, insufficiency of collateral value, lien priority and the overall financial condition of the borrower. Recoveries on loans previously charged-off are credited back to the allowance. Loans that have been charged-off against the allowance are periodically monitored to evaluate whether further adjustments to the allowance are necessary. Loans in the commercial and commercial real estate portfolio are charged-off when the loan is risk rated “doubtful” or “loss”. The loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 90 days or more; (b) significant improvement in the borrower’s repayment capacity is doubtful; and/or (c) collateral value is insufficient to cover outstanding indebtedness and no other viable assets exist.
Loans in the residential mortgage and home equity portfolios are charged-off when the loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 180 days or more; (b) it is probable that collateral value is insufficient to cover outstanding indebtedness and no other viable assets exist; (c) notification of the borrower’s bankruptcy is received; or (d) in cases where ASB is in a subordinate position to other debt, the senior lien holder has foreclosed and extinguished the junior lien.
Other consumer loans are generally charged-off when the balance becomes 120 days delinquent.
See "Nonperforming loans" in Note 1 of the Consolidated Financial Statements for additional information regarding ASB's nonperforming loans.
Troubled debt restructurings. A loan modification is deemed to be a TDR when ASB grants a concession ASB would not otherwise consider if it were not for the borrower’s financial difficulty. When a borrower experiencing financial difficulty fails to make a required payment on a loan or is in imminent default, ASB takes a number of steps to improve the collectability of the loan and maximize the likelihood of full repayment. At times, ASB may modify or restructure a loan to help a distressed borrower improve their financial position to eventually be able to repay the loan fully, provided the borrower has demonstrated both the willingness and the ability to fulfill the modified terms. TDR loans are considered an alternative to foreclosure or liquidation with the goal of minimizing losses and maximizing recovery.
ASB may consider various types of concessions in granting a TDR, including maturity date extensions, extended amortization of principal, temporary deferral of principal payments, and temporary interest rate reductions. ASB rarely grants principal forgiveness in TDR modifications. Residential loan modifications generally involve interest rate reduction, extending the amortization period, or interest only payments for a period of time. Land loans at origination are typically structured as a three-year term, interest-only monthly payment with a balloon payment due at maturity. Land loan TDR modifications typically involve extending the maturity date up to five years and converting the payments from interest-only to principal and interest monthly payments. Commercial loan modifications generally involve extensions of maturity dates, extending the amortization period, and temporary deferral of principal payments. ASB generally do not reduce the interest rate on commercial loan TDR modifications. Occasionally, additional collateral and/or guaranties are obtained.
Certain TDRs that are current in payment status are classified as nonaccrual in accordance with regulatory guidance. These nonaccruing TDRs can be returned to accrual status when principal and interest have been current for at least six months and a well-documented evaluation of the borrower’s financial condition has been performed and indicates future payments are reasonably assured.
All TDR loans are classified as impaired and are segregated and reviewed separately when assessing the adequacy of the allowance for loan losses based on the appropriate method of measuring impairment. The financial impact of the calculated impairment amount is an increase to the allowance for loan losses associated with the modified loan. When available information confirms that specific loans or portions thereof are uncollectible (confirmed losses), these amounts are charged off against the allowance for loan losses.
Fair value. Fair value estimates are based on the price that would be received to sell an asset, or paid upon the transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value estimates are generally determined based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent third party sources. However, in certain cases, ASB uses its own assumptions based on the best information available in certain circumstances. These valuations are estimates at a specific point in time, based on relevant market information, information about the financial instrument and judgments regarding future expected loss experience, economic conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result if ASB were to sell its entire holdings of a particular financial instrument at one time. Because no active trading market exists for a portion of its financial instruments, fair value estimates cannot be determined with precision. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates, but have not been considered in making such estimates.

ASB classifies its financial assets and liabilities that are measured at fair value in accordance with the three level valuation hierarchy outlined as follows:
Level 1:    Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and is used t measure fair value whenever available.
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
Classification in the hierarchy is based upon the lowest level input that is significant to the fair value measurement of the asset or liability. For instruments classified in Level 1 and 2 where inputs are primarily based upon observable market data, there is less judgment applied in arriving at the fair value. For instruments classified in Level 3, management judgment is more significant due to the lack of observable market data.
Significant assets measured at fair value on a recurring basis include ASB's mortgage-related securities available for sale. These instruments are priced using an external pricing service and are classified as Level 2 within the fair value hierarchy. The third-party pricing services use a variety of methods to determine fair value including quoted prices for similar securities in an active market, yield spreads for similar trades, adjustments for liquidity, size, collateral characteristics, historic and generic prepayment speeds, and other observable market factors. To enhance the robustness of the pricing process, ASB compares its standard third-party vendor’s price with that of another third-party vendor. If the prices are within an acceptable tolerance range, the price of the standard vendor will be accepted. If the variance is beyond the tolerance range, an evaluation will be conducted by the investment manager and a challenge to the price may be made. Fair value in such cases will be based on the value that best reflects the data and observable characteristics of the security. In all cases, the fair value used will have been independently determined by a third-party pricing vendor or non-affiliated broker.
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include loan impairments for certain loans and goodwill.
See "Investment securities" and "Derivative financial instruments" in Note 5 and Note 16 of the Consolidated Financial Statements for additional information regarding ASB's fair value measurements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
HEI and Hawaiian Electric (in the case of Hawaiian Electric, only the information related to Hawaiian Electric and its subsidiaries is applicable):
The Company manages various market risks in the ordinary course of business, including credit risk and liquidity risk. The Company believes the electric utility and the “other” segment’s exposures to these two risks are not material as of December 31, 2014.
Credit risk for ASB is the risk that borrowers or issuers of securities will not be able to repay their obligations to the bank. Credit risk associated with ASB’s lending portfolios is controlled through its underwriting standards, loan rating of commercial and commercial real estate loans, on-going monitoring by loan officers, credit review and quality control functions in these lending areas and adequate allowance for loan losses. Credit risk associated with the securities portfolio is mitigated through investment portfolio limits, experienced staff working with analytical tools, monthly fair value analysis and on-going monitoring and reporting such as investment watch reports and loss sensitivity analysis. See “Allowance for loan losses” above and in Note 5 of the Consolidated Financial Statements.
Liquidity risk for ASB is the risk that the bank will not meet its obligations when they become due. Liquidity risk is mitigated by ASB’s asset/liability management process, on-going analytical analysis, monitoring and reporting information such as weekly cash-flow analyses and maintenance of liquidity contingency plans.

The Utilities are exposed to some commodity price risk primarily related to their fuel supply and IPP contracts. The Utilities' commodity price risk is substantially mitigated so long as they have their current ECACs in their rate schedules. The Utilities currently have no hedges against its commodity price risk.
The Company currently has no direct exposure to market risk from trading activities nor foreign currency exchange rate risk.
The Company considers interest rate risk to be a very significant market risk as it could potentially have a significant effect on the Company’s results of operations, financial condition and liquidity, especially as it relates to ASB, but also as it may affect the discount rate used to determine retirement benefit liabilities, the market value of retirement benefit plans’ assets and the Utilities’ allowed rates of return. Interest rate risk can be defined as the exposure of the Company’s earnings to adverse movements in interest rates.

Bank interest rate risk
The Company’s success is dependent, in part, upon ASB’s ability to manage interest rate risk (IRR). ASB’s interest-rate risk profile is strongly influenced by its primary business of making fixed-rate residential mortgage loans and taking in retail deposits. Large mismatches in the amounts or timing between the maturity or repricing of interest sensitive assets or liabilities could adversely affect ASB’s earnings and the market value of its interest-sensitive assets and liabilities in the event of significant changes in the level of interest rates. Many other factors also affect ASB’s exposure to changes in interest rates, such as general economic and financial conditions, customer preferences, and competition for loans or deposits.
ASB’s Asset/Liability Management Committee (ALCO), whose voting members are officers and employees of ASB, is responsible for managing interest rate risk and carrying out the overall asset/liability management objectives and activities of ASB as approved by the ASB Board of Directors. ALCO establishes policies under which management monitors and coordinates ASB’s assets and liabilities.
See Note 5 of the Consolidated Financial Statements for a discussion of the use of rate lock commitments on loans held for sale and forward sale contracts to manage some interest rate risk associated with ASB’s residential loan sale program.
Management of ASB measures interest-rate risk using simulation analysis with an emphasis on measuring changes in net interest income (NII) and the market value of interest-sensitive assets and liabilities in different interest-rate environments. The simulation analysis is performed using a dedicated asset/liability management software system enhanced with a mortgage prepayment model and a collateralized mortgage obligation database. The simulation software is capable of generating scenario-specific cash flows for all instruments using the specified contractual information for each instrument and product specific prepayment assumptions for mortgage loans and mortgage-related securities.
NII sensitivity analysis measures the change in ASB’s twelve-month, pretax NII in alternate interest rate scenarios. NII sensitivity is measured as the change in NII in the alternate interest-rate scenarios as a percentage of the base case NII. The base case interest-rate scenario is established using the current yield curve and assumes interest rates remain constant over the next twelve months. The alternate scenarios are created by assuming “rate ramps” or gradual interest changes and accomplished by moving the yield curve in a parallel fashion, over the next twelve month period, in increments of +/- 100 basis points. The simulation model forecasts scenario-specific principal and interest cash flows for the interest-bearing assets and liabilities, and the NII is calculated for each scenario. Key balance sheet modeling assumptions used in the NII sensitivity analysis include: the size of the balance sheet remains relatively constant over the simulation horizon and maturing assets or liabilities are reinvested in similar instruments in order to maintain the current mix of the balance sheet. In addition, assumptions are made about the prepayment behavior of mortgage-related assets, future pricing spreads for new assets and liabilities, and the speed and magnitude with which deposit rates change in response to changes in the overall level of interest rates. Other NII sensitivity analysis may include scenarios such as yield curve twists or non-static balance sheet changes (such as changes to key balance sheet drivers).
Consistent with OCC guidelines, the market value or economic capitalization of ASB is measured as economic value of equity (EVE). EVE represents the theoretical market value of ASB’s net worth and is defined as the present value of expected net cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected net cash flows from existing off-balance sheet contracts. Key assumptions used in the calculation of ASB’s EVE include the prepayment behavior of loans and investments, the possible distribution of future interest rates, pricing spreads for assets and liabilities in the alternate scenarios and the rate and balance behavior of deposit accounts with indeterminate maturities. EVE is calculated in multiple scenarios. As with the NII simulation, the base case is represented by the current yield curve. Alternate scenarios are created by assuming immediate parallel shifts in the yield curve in increments of +/- 100 basis points (bp) up to + 300 bp. The change in EVE is measured as the change in EVE in a given rate scenario from the base case and expressed as a percentage. To gain further insight into the IRR profile, additional analysis is periodically performed in alternate scenarios including rate shifts of greater magnitude and changes in key balance sheet drivers.
ASB’s interest-rate risk sensitivity measures as of December 31, 2014 and 2013 constitute “forward-looking statements” and were as follows:

	Change in NII (gradual change in interest rates)		Change in EVE (instantaneous change in interest rates)
Change in interest rates (basis points)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
+300	1.9%	1.3%	(6.1)%	(10.7)%
+200	0.7	0.3	(2.9)	(6.9)
+100	0.1	—	(0.7)	(3.3)
-100	(0.5)	(0.5)	(2.5)	0.6
Management believes that ASB’s interest rate risk position as of December 31, 2014 represents a reasonable level of risk. The NII profile under the rising interest rate scenarios was more asset sensitive for all rate increases as of December 31, 2014 compared to December 31, 2013. The shift in balance sheet mix from residential mortgage loans with long-term repricing horizons to commercial real estate and HELOC loans with a short-term repricing horizon made us more asset sensitive. In addition, the flattening of the yield curve resulted in more cash flows maturing or repricing within the 12 month horizon.
ASB’s base EVE increased to $947 million as of December 31, 2014 compared to $906 million as of December 31, 2013 due to growth in capital and flattening of the yield curve.
The change in EVE to rising rates became less sensitive as of December 31, 2014 compared to December 31, 2013. The flattening of the yield curve, with long term rates falling, caused mortgage rates to decrease and led to faster prepayment expectations and shortened the duration of the fixed rate mortgage portfolio. On the liability side of the balance sheet, core deposit balances grew and the decay rate of certain of those core deposits were updated, which lengthened the duration, helped mitigate asset sensitivity, and thereby reduced overall EVE sensitivity.
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

Other than bank interest rate risk
The Company’s general policy is to manage “other than bank” interest rate risk through use of a combination of short-term debt, long-term debt (currently fixed-rate debt) and preferred securities. As of December 31, 2014, management believes the Company is exposed to “other than bank” interest rate risk because of its periodic borrowing requirements, the impact of interest rates on the discount rate and the market value of plan assets used to determine retirement benefits expenses and obligations (see “Retirement benefits” in HEI’s MD&A and Note 10 of the Consolidated Financial Statements) and the possible effect of interest rates on the electric utilities’ allowed rates of return (see “Electric utility—Certain factors that may affect future results and financial condition—Regulation of electric utility rates”). Other than these exposures, management believes its exposure to “other than bank” interest rate risk is not material. The Company’s longer-term debt, in the form of borrowings of proceeds of revenue bonds, registered Medium-Term Notes and privately-placed Senior Notes, is at fixed rates (see Note 16 of the Consolidated Financial Statements for the fair value of long-term debt, net-other than bank).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEI and Hawaiian Electric:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Hawaiian Electric Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Hawaiian Electric Industries, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Annual Report of Management on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder
of Hawaiian Electric Company, Inc.:
In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, comprehensive income, changes in common stock equity and cash flows present fairly, in all material respects, the financial position of Hawaiian Electric Company, Inc. and its subsidiaries (the "Company") at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2015

Consolidated Statements of Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2014	2013	2012
(in thousands, except per share amounts)
Revenues
Electric utility	$2,987,323	$2,980,172	$3,109,439
Bank	252,497	258,147	265,539
Other	(278)	151	17
Total revenues	3,239,542	3,238,470	3,374,995
Expenses
Electric utility	2,711,555	2,734,659	2,896,427
Bank	176,878	171,090	177,106
Other	22,185	17,302	17,266
Total expenses	2,910,618	2,923,051	3,090,799
Operating income (loss)
Electric utility	275,768	245,513	213,012
Bank	75,619	87,057	88,433
Other	(22,463)	(17,151)	(17,249)
Total operating income	328,924	315,419	284,196
Interest expense, net – other than on deposit liabilities and other bank borrowings	(76,352)	(75,479)	(78,151)
Allowance for borrowed funds used during construction	2,579	2,246	4,355
Allowance for equity funds used during construction	6,771	5,561	7,007
Income before income taxes	261,922	247,747	217,407
Income taxes	91,712	84,341	76,859
Net income	170,210	163,406	140,548
Preferred stock dividends of subsidiaries	1,890	1,890	1,890
Net income for common stock	$168,320	$161,516	$138,658
Basic earnings per common share	$1.65	$1.63	$1.43
Diluted earnings per common share	$1.64	$1.62	$1.42
Dividends per common share	$1.24	$1.24	$1.24
Weighted-average number of common shares outstanding	101,968	98,968	96,908
Net effect of potentially dilutive shares	969	655	430
Adjusted weighted-average shares	102,937	99,623	97,338
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2014	2013	2012
(in thousands)
Net income for common stock	$168,320	$161,516	$138,658
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for sale investment securities:
Net unrealized gains (losses) on available-for sale investment securities arising during the period, net of (taxes) benefits of $(3,856), $9,037 and ($631) for 2014, 2013 and 2012, respectively	5,840	(13,686)	956
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $1,132, $488 and $53 for 2014, 2013 and 2012, respectively	(1,715)	(738)	(81)
Derivatives qualified as cash flow hedges:
Less: reclassification adjustment to net income, net of tax benefits of $150, $150 and $150 for 2014, 2013 and 2012, respectively	236	235	236
Retirement benefit plans:
Net gains (losses) arising during the period, net of (taxes) benefits of $149,364, ($142,478) and $63,303 for 2014, 2013 and 2012, respectively	(234,166)	223,177	(99,159)
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $7,245, $14,870 and $9,764 for 2014, 2013 and 2012, respectively	11,344	23,280	15,291
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of (taxes) benefits of ($132,373), $141,777 and ($48,299) for 2014, 2013 and 2012, respectively	207,833	(222,595)	75,471
Other comprehensive income (loss), net of taxes	(10,628)	9,673	(7,286)
Comprehensive income attributable to Hawaiian Electric Industries, Inc.	$157,692	$171,189	$131,372
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Industries, Inc. and Subsidiaries

December 31		2014		2013
(dollars in thousands)
ASSETS
Cash and cash equivalents		$175,542		$220,036
Accounts receivable and unbilled revenues, net		313,696		346,785
Available-for-sale investment securities		550,394		529,007
Stock in Federal Home Loan Bank of Seattle, at cost		69,302		92,546
Loans receivable held for investment, net		4,389,033		4,110,113
Loans held for sale, at lower of cost or fair value		8,424		5,302
Property, plant and equipment, net
Land	$94,093		$74,272
Plant and equipment	6,137,417		5,836,922
Construction in progress	168,214		146,742
	6,399,724		6,057,936
Less – accumulated depreciation	(2,250,950)	4,148,774	(2,192,422)	3,865,514
Regulatory assets		905,264		575,924
Other		541,542		512,627
Goodwill		82,190		82,190
Total assets		$11,184,161		$10,340,044
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable		$186,425		$212,331
Interest and dividends payable		25,336		26,716
Deposit liabilities		4,623,415		4,372,477
Short-term borrowings—other than bank		118,972		105,482
Other bank borrowings		290,656		244,514
Long-term debt, net—other than bank		1,506,546		1,492,945
Deferred income taxes		631,734		529,260
Regulatory liabilities		344,849		349,299
Contributions in aid of construction		466,432		432,894
Defined benefit pension and other postretirement benefit plans liability		632,845		288,539
Other		531,230		524,224
Total liabilities		9,358,440		8,578,681
Preferred stock of subsidiaries - not subject to mandatory redemption		34,293		34,293
Commitments and contingencies (Notes 4 and 5)
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none		—		—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 102,565,266 shares and 101,259,800 shares at December 31, 2014 and 2013, respectively		1,521,297		1,488,126
Retained earnings		297,509		255,694
Accumulated other comprehensive income (loss), net of taxes
Net unrealized gains (losses) on securities	$462		$(3,663)
Unrealized losses on derivatives	(289)		(525)
Retirement benefit plans	(27,551)	(27,378)	(12,562)	(16,750)
Total shareholders’ equity		1,791,428		1,727,070
Total liabilities and shareholders’ equity		$11,184,161		$10,340,044
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Hawaiian Electric Industries, Inc. and Subsidiaries

	Common stock		Retained	Accumulated other comprehensive
(in thousands, except per share amounts)	Shares	Amount	earnings	income (loss)	Total
Balance, December 31, 2011	96,038	$1,349,446	$198,397	$(19,137)	$1,528,706
Net income for common stock	—	—	138,658	—	138,658
Other comprehensive loss, net of tax benefits	—	—	—	(7,286)	(7,286)
Issuance of common stock:
Dividend reinvestment and stock purchase plan	1,560	41,295	—	—	41,295
Retirement savings and other plans	330	8,196	—	—	8,196
Expenses and other, net	—	4,547	—	—	4,547
Dividend equivalents paid on equity-classified awards	—	—	(101)	—	(101)
Common stock dividends ($1.24 per share)	—	—	(120,150)	—	(120,150)
Balance, December 31, 2012	97,928	1,403,484	216,804	(26,423)	1,593,865
Net income for common stock	—	—	161,516	—	161,516
Other comprehensive income, net of taxes	—	—	—	9,673	9,673
Issuance of common stock:
Partial settlement of equity forward	1,300	33,409	—	—	33,409
Dividend reinvestment and stock purchase plan	1,612	41,692	—	—	41,692
Retirement savings and other plans	420	9,203	—	—	9,203
Expenses and other, net	—	338	—	—	338
Common stock dividends ($1.24 per share)	—	—	(122,626)	—	(122,626)
Balance, December 31, 2013	101,260	$1,488,126	$255,694	$(16,750)	$1,727,070
Net income for common stock	—	—	168,320	—	168,320
Other comprehensive loss, net of tax benefits	—	—	—	(10,628)	(10,628)
Issuance of common stock:
Partial settlement of equity forward	1,000	24,873	—	—	24,873
Dividend reinvestment and stock purchase plan	95	2,461	—	—	2,461
Retirement savings and other plans	210	6,816	—	—	6,816
Expenses and other, net	—	(979)	—	—	(979)
Common stock dividends ($1.24 per share)	—	—	(126,505)	—	(126,505)
Balance, December 31, 2014	102,565	$1,521,297	$297,509	$(27,378)	$1,791,428
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Industries, Inc. and Subsidiaries

Years ended December 31	2014	2013	2012
(in thousands)
Cash flows from operating activities
Net income	$170,210	$163,406	$140,548
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	172,762	160,061	150,389
Other amortization	8,476	4,667	7,958
Provision for loan losses	6,126	1,507	12,883
Impairment of utility assets	—	—	40,000
Loans receivable originated and purchased, held for sale	(155,755)	(249,022)	(519,622)
Proceeds from sale of loans receivable, held for sale	155,030	273,775	513,000
Gain on sale of credit card portfolio	—	(2,251)	—
Increase in deferred income taxes	59,184	80,399	90,848
Excess tax benefits from share-based payment arrangements	(277)	(430)	(61)
Allowance for equity funds used during construction	(6,771)	(5,561)	(7,007)
Change in cash overdraft	(1,038)	1,038	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable and unbilled revenues, net	33,089	16,038	(18,501)
Decrease in fuel oil stock	28,041	27,332	10,129
Increase in regulatory assets	(17,000)	(65,461)	(72,401)
Decrease in accounts, interest and dividends payable	(92,294)	(23,153)	(39,738)
Change in prepaid and accrued income taxes and utility revenue taxes	12,845	(19,406)	21,079
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	22,251	(33,014)	(228)
Change in other assets and liabilities	(93,400)	(2,779)	(94,734)
Net cash provided by operating activities	301,479	327,146	234,542
Cash flows from investing activities
Available-for-sale investment securities purchased	(183,778)	(112,654)	(243,633)
Principal repayments on available-for-sale investment securities	91,013	158,558	191,253
Proceeds from sale of available-for-sale investment securities	79,564	71,367	3,548
Redemption of stock from Federal Home Loan Bank of Seattle	23,244	3,476	1,742
Net increase in loans held for investment	(283,810)	(398,426)	(112,730)
Proceeds from sale of real estate acquired in settlement of loans	3,213	9,212	11,336
Capital expenditures	(339,721)	(353,879)	(325,480)
Contributions in aid of construction	41,806	32,160	45,982
Proceeds from sale of credit card portfolio	—	26,386	—
Other	(39)	40	935
Net cash used in investing activities	(568,508)	(563,760)	(427,047)
Cash flows from financing activities
Net increase in deposit liabilities	250,938	142,561	159,884
Net increase in short-term borrowings with original maturities of three months or less	13,490	21,789	14,872
Net decrease in retail repurchase agreements	(9,465)	(1,418)	(37,291)
Proceeds from other bank borrowings	130,601	130,000	5,000
Repayments of other bank borrowings	(75,000)	(80,000)	(5,000)
Proceeds from issuance of long-term debt	125,000	286,000	457,000
Repayment of long-term debt	(111,400)	(216,000)	(375,500)
Excess tax benefits from share-based payment arrangements	277	430	61
Net proceeds from issuance of common stock	26,898	55,086	23,613
Common stock dividends	(126,458)	(98,383)	(96,202)
Preferred stock dividends of subsidiaries	(1,890)	(1,890)	(1,890)
Other	(456)	(1,187)	(2,645)
Net cash provided by financing activities	222,535	236,988	141,902
Net increase (decrease) in cash and cash equivalents	(44,494)	374	(50,603)
Cash and cash equivalents, January 1	220,036	219,662	270,265
Cash and cash equivalents, December 31	$175,542	$220,036	$219,662
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2014	2013	2012
(in thousands)
Revenues	$2,987,323	$2,980,172	$3,109,439
Expenses
Fuel oil	1,131,685	1,185,552	1,297,419
Purchased power	722,008	710,681	724,240
Other operation and maintenance	410,612	403,270	397,429
Depreciation	166,387	154,025	144,498
Taxes, other than income taxes	280,863	281,131	292,841
Impairment of utility assets	—	—	40,000
Total expenses	2,711,555	2,734,659	2,896,427
Operating income	275,768	245,513	213,012
Allowance for equity funds used during construction	6,771	5,561	7,007
Interest expense and other charges, net	(64,757)	(59,279)	(62,055)
Allowance for borrowed funds used during construction	2,579	2,246	4,355
Income before income taxes	220,361	194,041	162,319
Income taxes	80,725	69,117	61,048
Net income	139,636	124,924	101,271
Preferred stock dividends of subsidiaries	915	915	915
Net income attributable to Hawaiian Electric	138,721	124,009	100,356
Preferred stock dividends of Hawaiian Electric	1,080	1,080	1,080
Net income for common stock	$137,641	$122,929	$99,276
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2014	2013	2012
(in thousands)
Net income for common stock	$137,641	$122,929	$99,276
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net gains (losses) arising during the period, net of (taxes) benefits of $139,236, ($129,601) and $57,375 for 2014, 2013 and 2012, respectively	(218,608)	203,479	(90,082)
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $6,504, $13,180 and $8,709 for 2014, 2013 and 2012, respectively	10,212	20,694	13,673
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of (taxes) benefits of ($132,373), $141,777 and ($48,069) for 2014, 2013 and 2012, respectively	207,833	(222,595)	75,471
Other comprehensive income (loss), net of taxes	(563)	1,578	(938)
Comprehensive income attributable to Hawaiian Electric Company, Inc.	$137,078	$124,507	$98,338
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2014	2013
(in thousands)
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$52,299	$51,883
Plant and equipment	6,009,482	5,701,875
Less accumulated depreciation	(2,175,510)	(2,111,229)
Construction in progress	158,616	143,233
Utility property, plant and equipment, net	4,044,887	3,785,762
Nonutility property, plant and equipment, less accumulated depreciation of $1,227 and $1,223 at respective dates	6,563	6,567
Total property, plant and equipment, net	4,051,450	3,792,329
Current assets
Cash and equivalents	13,762	62,825
Customer accounts receivable, net	158,484	175,448
Accrued unbilled revenues, net	137,374	144,124
Other accounts receivable, net	4,283	14,062
Fuel oil stock, at average cost	106,046	134,087
Materials and supplies, at average cost	57,250	59,044
Prepayments and other	66,383	52,857
Regulatory assets	71,421	69,738
Total current assets	615,003	712,185
Other long-term assets
Regulatory assets	833,843	506,186
Unamortized debt expense	8,323	9,003
Other	81,838	67,426
Total other long-term assets	924,004	582,615
Total assets	$5,590,457	$5,087,129
Capitalization and liabilities
Capitalization (see Consolidated Statements of Capitalization)
Common stock equity	$1,682,144	$1,593,564
Cumulative preferred stock – not subject to mandatory redemption	34,293	34,293
Commitments and contingencies (Note 4)
Long-term debt, net	1,206,546	1,206,545
Total capitalization	2,922,983	2,834,402
Current liabilities
Current portion of long-term debt	—	11,400
Accounts payable	163,934	189,559
Interest and preferred dividends payable	22,316	21,652
Taxes accrued	250,402	249,445
Regulatory liabilities	632	1,916
Other	65,146	63,881
Total current liabilities	502,430	537,853
Deferred credits and other liabilities
Deferred income taxes	602,872	507,161
Regulatory liabilities	344,217	347,383
Unamortized tax credits	79,492	73,539
Defined benefit pension and other postretirement benefit plans liability	595,395	262,162
Other	76,636	91,735
Total deferred credits and other liabilities	1,698,612	1,281,980
Contributions in aid of construction	466,432	432,894
Total capitalization and liabilities	$5,590,457	$5,087,129
 The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2014	2013
(dollars in thousands, except par value)
Common stock equity
Common stock of $6 2/3 par value
Authorized: 50,000,000 shares. Outstanding:
2014, 15,805,327 shares and 2013, 15,429,105 shares	$105,388	$102,880
Premium on capital stock	578,938	541,452
Retained earnings	997,773	948,624
Accumulated other comprehensive income, net of taxes - retirement benefit plans	45	608
Common stock equity	1,682,144	1,593,564
Cumulative preferred stock not subject to mandatory redemption
Authorized: 5,000,000 shares of $20 par value and 7,000,000 shares of $100 par value.

Series	Par Value	Par Value	Shares outstanding December 31, 2014 and 2013	2014	2013
(dollars in thousands, except par value and shares outstanding)
C-4 1/4%	$20	(Hawaiian Electric)	150,000	$3,000	$3,000
D-5%	20	(Hawaiian Electric)	50,000	1,000	1,000
E-5%	20	(Hawaiian Electric)	150,000	3,000	3,000
H-5 1/4%	20	(Hawaiian Electric)	250,000	5,000	5,000
I-5%	20	(Hawaiian Electric)	89,657	1,793	1,793
J-4 3/4%	20	(Hawaiian Electric)	250,000	5,000	5,000
K-4.65%	20	(Hawaiian Electric)	175,000	3,500	3,500
G-7 5/8%	100	(Hawaii Electric Light)	70,000	7,000	7,000
H-7 5/8%	100	(Maui Electric)	50,000	5,000	5,000
			1,234,657	34,293	34,293
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization (continued)
Hawaiian Electric Company, Inc. and Subsidiaries

December 31	2014	2013
(in thousands)
Long-term debt
Obligations to the State of Hawaii for the repayment of Special Purpose Revenue Bonds (subsidiary obligations unconditionally guaranteed by Hawaiian Electric):
Hawaiian Electric, 6.50%, series 2009, due 2039	$90,000	$90,000
Hawaii Electric Light, 6.50%, series 2009, due 2039	60,000	60,000
Hawaiian Electric, 4.60%, refunding series 2007B, due 2026	62,000	62,000
Hawaii Electric Light, 4.60%, refunding series 2007B, due 2026	8,000	8,000
Maui Electric, 4.60%, refunding series 2007B, due 2026	55,000	55,000
Hawaiian Electric, 4.65%, series 2007A, due 2037	100,000	100,000
Hawaii Electric Light, 4.65%, series 2007A, due 2037	20,000	20,000
Maui Electric, 4.65%, series 2007A, due 2037	20,000	20,000
Hawaiian Electric, 4.80%, refunding series 2005A, due 2025	40,000	40,000
Hawaii Electric Light, 4.80%, refunding series 2005A, due 2025	5,000	5,000
Maui Electric, 4.80%, refunding series 2005A, due 2025	2,000	2,000
Hawaii Electric Light, 5.50%, refunding series 1999A, paid in 2014	—	11,400
Total obligations to the State of Hawaii	462,000	473,400
Other long-term debt – unsecured:
Taxable senior notes:
Hawaii Electric Light, 3.83%, Series 2013A, due 2020	14,000	14,000
Hawaiian Electric, 4.45%, Series 2013A, due 2022	40,000	40,000
Hawaii Electric Light, 4.45%, Series 2013B, due 2022	12,000	12,000
Hawaiian Electric, 4.84%, Series 2013B, due 2027	50,000	50,000
Hawaii Electric Light, 4.84%, Series 2013C, due 2027	30,000	30,000
Maui Electric, 4.84%, Series 2013A, due 2027	20,000	20,000
Hawaiian Electric, 5.65%, Series 2013C, due 2043	50,000	50,000
Maui Electric, 5.65%, Series 2013B, due 2043	20,000	20,000
Hawaiian Electric, 3.79%, Series 2012A, due 2018	30,000	30,000
Hawaii Electric Light, 3.79%, Series 2012A, due 2018	11,000	11,000
Maui Electric, 3.79%, Series 2012A, due 2018	9,000	9,000
Hawaiian Electric, 4.03%, Series 2012B, due 2020	62,000	62,000
Maui Electric, 4.03%, Series 2012B, due 2020	20,000	20,000
Hawaiian Electric, 4.55%, Series 2012C, due 2023	50,000	50,000
Hawaii Electric Light, 4.55%, Series 2012B, due 2023	20,000	20,000
Maui Electric, 4.55%, Series 2012C, due 2023	30,000	30,000
Hawaiian Electric, 4.72%, Series 2012D, due 2029	35,000	35,000
Hawaiian Electric, 5.39%, Series 2012E, due 2042	150,000	150,000
Hawaiian Electric, 4.53%, Series 2012F, due 2032	40,000	40,000
Total taxable senior notes	693,000	693,000
6.50%, series 2004, Junior subordinated deferrable interest debentures, due 2034	51,546	51,546
Total other long-term debt – unsecured	744,546	744,546
Total long-term debt	1,206,546	1,217,946
Less unamortized discount	—	1
Less current portion long-term debt	—	11,400
Long-term debt, net	1,206,546	1,206,545
Total capitalization	$2,922,983	$2,834,402
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Common Stock Equity
Hawaiian Electric Company, Inc. and Subsidiaries

	Common stock		Premium on capital	Retained	Accumulated other comprehensive
(in thousands)	Shares	Amount	stock	earnings	income (loss)	Total
Balance, December 31, 2011	14,234	$94,911	$426,921	$881,041	$(32)	$1,402,841
Net income for common stock	—	—	—	99,276	—	99,276
Other comprehensive loss, net of tax benefits	—	—	—	—	(938)	(938)
Issuance of common stock, net of expenses	431	2,877	41,124	—	—	44,001
Common stock dividends	—	—	—	(73,044)	—	(73,044)
Balance, December 31, 2012	14,665	97,788	468,045	907,273	(970)	1,472,136
Net income for common stock	—	—	—	122,929	—	122,929
Other comprehensive income, net of taxes	—	—	—	—	1,578	1,578
Issuance of common stock, net of expenses	764	5,092	73,407	—	—	78,499
Common stock dividends	—	—	—	(81,578)	—	(81,578)
Balance, December 31, 2013	15,429	102,880	541,452	948,624	608	1,593,564
Net income for common stock	—	—	—	137,641	—	137,641
Other comprehensive loss, net of tax benefits	—	—	—	—	(563)	(563)
Issuance of common stock, net of expenses	376	2,508	37,486	—	—	39,994
Common stock dividends	—	—	—	(88,492)	—	(88,492)
Balance, December 31, 2014	15,805	$105,388	$578,938	$997,773	$45	$1,682,144
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Hawaiian Electric Company, Inc. and Subsidiaries

Years ended December 31	2014	2013	2012
(in thousands)
Cash flows from operating activities
Net income	$139,636	$124,924	$101,271
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property, plant and equipment	166,387	154,025	144,498
Other amortization	8,091	5,077	6,998
Impairment of utility assets	—	—	40,000
Increase in deferred income taxes	82,947	64,507	86,878
Change in tax credits, net	6,062	7,017	6,075
Allowance for equity funds used during construction	(6,771)	(5,561)	(7,007)
Change in cash overdraft	(1,038)	1,038	—
Changes in assets and liabilities
Decrease (increase) in accounts receivable	26,743	49,445	(47,004)
Decrease (increase) in accrued unbilled revenues	6,750	(9,826)	3,528
Decrease in fuel oil stock	28,041	27,332	10,129
Decrease (increase) in materials and supplies	1,794	(7,959)	(7,897)
Increase in regulatory assets	(17,000)	(65,461)	(72,401)
Decrease in accounts payable	(90,632)	(20,828)	(38,913)
Change in prepaid and accrued income taxes and revenue taxes	(4,036)	(2,028)	25,239
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	(961)	2,240	(744)
Change in other assets and liabilities	(62,959)	(31,499)	(73,419)
Net cash provided by operating activities	283,054	292,443	177,231
Cash flows from investing activities
Capital expenditures	(311,574)	(342,485)	(310,091)
Contributions in aid of construction	41,806	32,160	45,982
Other	—	(230)	—
Net cash used in investing activities	(269,768)	(310,555)	(264,109)
Cash flows from financing activities
Common stock dividends	(88,492)	(81,578)	(73,044)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,995)	(1,995)	(1,995)
Proceeds from issuance of common stock	40,000	78,500	44,000
Proceeds from issuance of long-term debt	—	236,000	457,000
Repayment of long-term debt	(11,400)	(166,000)	(368,500)
Other	(462)	(1,149)	(2,230)
Net cash provided by (used in) financing activities	(62,349)	63,778	55,231
Net increase (decrease) in cash and cash equivalents	(49,063)	45,666	(31,647)
Cash and cash equivalents, January 1	62,825	17,159	48,806
Cash and cash equivalents, December 31	$13,762	$62,825	$17,159
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1 · Summary of significant accounting policies

General
Hawaiian Electric Industries, Inc. (HEI) is a holding company with direct and indirect subsidiaries principally engaged in electric utility and banking businesses, primarily in the State of Hawaii. HEI is the parent holding company of Hawaiian Electric Company, Inc. (Hawaiian Electric) and indirect parent holding company of American Savings Bank, F. S. B. (ASB). HEI’s common stock is traded on the New York Stock Exchange.
Hawaiian Electric and its wholly-owned operating subsidiaries, Hawaii Electric Light Company, Inc. (Hawaii Electric Light) and Maui Electric Company, Limited (Maui Electric), are regulated public electric utilities (collectively, the Utilities) in the business of generating, purchasing, transmitting, distributing and selling electric energy on all major islands in Hawaii other than Kauai. Hawaiian Electric also owns Renewable Hawaii, Inc. (RHI), Uluwehiokama Biofuels Corp. (UBC) and HECO Capital Trust III. See Note 3.
ASB is a federally chartered savings bank providing a full range of banking services to individual and business customers through its branch system in Hawaii.
Basis of presentation.  In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ significantly from those estimates.
Material estimates that are particularly susceptible to significant change for the Company include the amounts reported for investment and mortgage-related securities (ASB only); property, plant and equipment; pension and other postretirement benefit obligations; contingencies and litigation; income taxes; regulatory assets and liabilities (Utilities only); electric utility revenues (Utilities only); and allowance for loan losses (ASB only).
Consolidation.  The HEI consolidated financial statements include the accounts of HEI and its subsidiaries (collectively, the Company). The Hawaiian Electric consolidated financial statements include the accounts of Hawaiian Electric and its subsidiaries. The consolidated financial statements exclude subsidiaries which are variable interest entities (VIEs) when the Company or the Utilities are not the primary beneficiaries. Investments in companies over which the Company or the Utilities have the ability to exercise significant influence, but not control, are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. See Note 6 for information regarding unconsolidated VIEs.
Cash and cash equivalents.  The Utilities consider cash on hand, deposits in banks, money market accounts, certificates of deposit, short-term commercial paper of non-affiliates and liquid investments (with original maturities of three months or less) to be cash and cash equivalents. The Company considers the same items to be cash and cash equivalents as well as ASB’s deposits with the Federal Home Loan Bank (FHLB) of Seattle, federal funds sold (excess funds that ASB loans to other banks overnight at the federal funds rate) and securities purchased under resale agreements.
Equity method.  Investments in up to 50%-owned affiliates over which the Company or the Utilities have the ability to exercise significant influence over the operating and financing policies and investments in unconsolidated subsidiaries (e.g. HECO Capital Trust III) are accounted for under the equity method, whereby the investment is carried at cost, plus (or minus) the equity in undistributed earnings (or losses) and minus distributions since acquisition. Equity in earnings or losses is reflected in operating revenues. Equity method investments are also evaluated for OTTI. Also see Note 6 below.
Property, plant and equipment.  Property, plant and equipment are reported at cost. Self-constructed electric utility plant includes engineering, supervision, administrative and general costs and an allowance for the cost of funds used during the construction period. These costs are recorded in construction in progress and are transferred to utility plant when construction is completed and the facilities are either placed in service or become useful for public utility purposes. Costs for betterments that make utility plant more useful, more efficient, of greater durability or of greater capacity are also capitalized. Upon the retirement or sale of electric utility plant, generally no gain or loss is recognized. The cost of the plant retired is charged to accumulated depreciation. Amounts collected from customers for cost of removal (expected to exceed salvage value in the future) are included in regulatory liabilities.

Depreciation.  Depreciation is computed primarily using the straight-line method over the estimated lives of the assets being depreciated. Electric utility plant additions in the current year are depreciated beginning January 1 of the following year in accordance with rate-making. Electric utility plant has lives ranging from 20 to 88 years for production plant, from 25 to 65 years for transmission and distribution plant and from 5 to 65 years for general plant. The Utilities’ composite annual depreciation rate, which includes a component for cost of removal, was 3.1% in 2014, 2013 and 2012.
Leases.  HEI, the Utilities and ASB have entered into lease agreements for the use of equipment and office space. The provisions of some of the lease agreements contain renewal options.
The Company's operating lease expense was $19 million in 2014, 2013 and 2012. The Utilities' operating lease expense was $9 million, $8 million and $8 million in 2014, 2013 and 2012, respectively. The Company's and the Utilities' future minimum lease payments are as follows:

(in millions)	HEI	Hawaiian Electric
2015	$17	$8
2016	15	6
2017	12	5
2018	9	4
2019	7	3
Thereafter	23	14
	$83	$40
Retirement benefits.  Pension and other postretirement benefit costs are charged primarily to expense and electric utility plant (in the case of the Utilities). Funding for the Company’s qualified pension plans (Plans) is based on actuarial assumptions adopted by the Pension Investment Committee administering the Plans on the advice of an enrolled actuary. The participating employers contribute amounts to a master pension trust for the Plans in accordance with the funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA), including changes promulgated by the Pension Protection Act of 2006, and considering the deductibility of contributions under the Internal Revenue Code. The Company generally funds at least the net periodic pension cost during the year, subject to limits and targeted funded status as determined with the consulting actuary. Under a pension tracking mechanism approved by the Public Utilities Commission of the State of Hawaii (PUC), the Utilities generally will make contributions to the pension fund at the greater of the minimum level required under the law or net periodic pension cost.
Certain health care and/or life insurance benefits are provided to eligible retired employees and the employees’ beneficiaries and covered dependents. The Company generally funds the net periodic postretirement benefit costs other than pensions (except for executive life) and the amortization of the regulatory asset for postretirement benefits other than pensions (OPEB), while maximizing the use of the most tax advantaged funding vehicles, subject to cash flow requirements and reviews of the funded status with the consulting actuary. The Utilities must fund OPEB costs as specified in the OPEB tracking mechanisms, which were approved by the PUC. Future decisions in rate cases could further impact funding amounts.
The Company and the Utilities recognize on their respective balance sheets the funded status of their defined benefit pension and other postretirement benefit plans, as adjusted by the impact of decisions of the PUC.
Environmental expenditures.  The Company and the Utilities are subject to numerous federal and state environmental statutes and regulations. In general, environmental contamination treatment costs are charged to expense, unless it is probable that the PUC would allow such costs to be recovered in future rates, in which case such costs would be capitalized as regulatory assets. Also, environmental costs are capitalized if the costs extend the life, increase the capacity, or improve the safety or efficiency of property; the costs mitigate or prevent future environmental contamination; or the costs are incurred in preparing the property for sale. Environmental costs are either capitalized or charged to expense when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated.
Financing costs.  Financing costs related to the registration and sale of HEI common stock are recorded in shareholders’ equity.
HEI uses the straight-line method, which approximates the effective interest method, to amortize the long-term debt financing costs of the holding company over the term of the related debt.
The Utilities use the straight-line method, which approximates the effective interest method, to amortize long-term debt financing costs and premiums or discounts over the term of the related debt. Unamortized financing costs and premiums or discounts on the Utilities' long-term debt retired prior to maturity are classified as regulatory assets (costs and premiums) or liabilities (discounts) and are amortized on a straight-line basis over the remaining original term of the retired debt. The method and periods for amortizing financing costs, premiums and discounts, including the treatment of these items when long-term debt is retired prior to maturity, have been established by the PUC as part of the rate-making process.
HEI and the Utilities use the straight-line method to amortize the fees and related costs paid to secure a firm commitment under their line-of-credit arrangements.
Income taxes.  Deferred income tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s and the Utilities' assets and liabilities at federal and state tax rates expected to be in effect when such deferred tax assets or liabilities are realized or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.
The Company recognizes investment tax credits as a reduction of income tax expense in the period the assets giving rise to such credits are placed in service, except for the Utilities' investment tax credits, which are deferred and amortized over the estimated useful lives of the properties to which the credits relate, in accordance with Accounting Standards Codification (ASC) Topic 980, “Regulated Operations.”
The Utilities are included in the consolidated income tax returns of HEI. However, income tax expense has been computed for financial statement purposes as if the Utilities filed separate consolidated Hawaiian Electric income tax returns.
Governmental tax authorities could challenge a tax return position taken by management. If the Company’s position does not prevail, the Company’s results of operations and financial condition may be adversely affected as the related deferred or current income tax asset might be impaired and written down or an unanticipated tax liability might be incurred.
The Company and the Utilities use a “more-likely-than-not” recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
Fair value measurements. Fair value estimates are estimates of the price that would be received to sell an asset, or paid upon the transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value estimates are generally determined based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent sources. However, in certain cases, the Company and the Utilities use their own assumptions about market participant assumptions based on the best information available in the circumstances. These valuations are estimates at a specific point in time, based on relevant market information, information about the financial instrument and judgments regarding future expected loss experience, economic conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result if the Company or the Utilities were to sell its entire holdings of a particular financial instrument at one time. Because no active trading market exists for a portion of the Company’s and the Utilities' financial instruments, fair value estimates cannot be determined with precision. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates, but have not been considered in making such estimates.
The Company and the Utilities group their financial assets measured at fair value in three levels outlined as follows:

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

Classification in the hierarchy is based upon the lowest level input that is significant to the fair value measurement of the asset or liability. For instruments classified in Level 1 and 2 where inputs are primarily based upon observable market data, there is less judgment applied in arriving at the fair value. For instruments classified in Level 3, management judgment is more significant due to the lack of observable market data.
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans, goodwill and asset retirement obligations (AROs).
Earnings per share (HEI only).  Basic earnings per share (EPS) is computed by dividing net income for common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that dilutive common shares for stock compensation and the equity forward transactions are added to the denominator. HEI uses the two-class method of computing EPS as restricted stock grants include non-forfeitable rights to dividends and are participating securities.
Under the two-class method, HEI's EPS was comprised as follows for both participating securities and unrestricted common stock:

	2014		2013		2012
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Distributed earnings	$1.24	$1.24	$1.24	$1.24	$1.24	$1.24
Undistributed earnings	0.41	0.40	0.39	0.38	0.19	0.18
	$1.65	$1.64	$1.63	$1.62	$1.43	$1.42
As of December 31, 2014 there were no shares that were antidilutive. As of December 31, 2013 and December 31, 2012, the antidilutive effect of stock appreciation rights (SARs) on 102,000 shares of HEI common stock (for which the exercise prices were greater than the closing market prices of HEI’s common stock on such dates), was not included in the computation of diluted EPS.
Share-based compensation.  The Company and the Utilities apply the fair value based method of accounting to account for its stock compensation, including the use of a forfeiture assumption. See Note 11.
Impairment of long-lived assets and long-lived assets to be disposed of.  The Company and the Utilities review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.
Recent accounting pronouncements.
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
The Company has not determined whether it will adopt ASU No. 2014-01 in the first quarter of 2015.
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
The Company plans to prospectively adopt ASU No. 2014-04 in the first quarter of 2015 and does not expect the adoption to have a material impact on the Company’s results of operations, financial condition or liquidity.
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
The Company plans to adopt ASU No. 2014-09 in the first quarter of 2017, but has not determined the method of adoption (full or modified retrospective application) nor the impact of adoption on its results of operations, financial condition or liquidity.
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
The Company plans to adopt ASU No. 2014-11 in the first quarter of 2015 and does not expect the adoption to have a material impact on the Company's results of operations, financial condition or liquidity.
Reclassifications.  Hawaiian Electric changed its consolidated statements of income for each quarter in 2013 from a utility presentation to a commercial company presentation, under which all operating revenues and expenses (including non-regulated revenues and expenses) are included in the determination of operating income. Additionally, income tax expense, which was previously included partially in operating expenses and partially in other income (deductions), is now entirely presented directly above net income in income taxes and includes income taxes related to non-regulated revenues and expenses. On HEI’s consolidated balance sheet as of December 31, 2013, non-utility plant, net, amounting to $7 million was reclassified from “Other” assets to “Plant and equipment” (including related amounts of accumulated depreciation). These and other reclassifications made to prior years’ financial statements to conform to the 2014 presentation did not affect previously reported results of operations.

Electric utility
Regulation by the Public Utilities Commission of the State of Hawaii (PUC). The Utilities are regulated by the PUC and account for the effects of regulation under FASB ASC Topic 980, “Regulated Operations.” As a result, the actions of regulators can affect the timing of recognition of revenues, expenses, assets and liabilities. Management believes the Utilities’ operations currently satisfy the ASC Topic 980 criteria. If events or circumstances should change so that those criteria are no longer satisfied, the Utilities expect that their regulatory assets, net of regulatory liabilities, would be charged to the statement of income in the period of discontinuance.

Accounts receivable.  Accounts receivable are recorded at the invoiced amount. The Utilities generally assess a late payment charge on balances unpaid from the previous month. The allowance for doubtful accounts is the Utilities’ best estimate of the amount of probable credit losses in the Utilities existing accounts receivable. On a monthly basis, the Utilities adjust their allowance, with a corresponding charge (credit) on the statement of income, based on its historical write-off experience. Account balances are charged off against the allowance after collection efforts have been exhausted and the potential for recovery is considered remote. At both December 31, 2014 and 2013, the allowance for customer accounts receivable, accrued unbilled revenues and other accounts receivable was $2 million.
Contributions in aid of construction.  The Utilities receive contributions from customers for special construction requirements. As directed by the PUC, contributions are amortized on a straight-line basis over 30 to 55 years as an offset against depreciation expense.
Electric utility revenues.  Electric utility revenues are based on rates authorized by the PUC. Prior to the implementation of decoupling, revenues related to the sale of energy were generally recorded when service was rendered or energy was delivered to customers and included revenues applicable to energy consumed in the accounting period but not yet billed to the customers.
The rate schedules of the Utilities include energy cost adjustment clauses (ECACs) under which electric rates are adjusted for changes in the weighted-average price paid for fuel oil and certain components of purchased power, and the relative amounts of company-generated power and purchased power. The rate schedules also include purchased power adjustment clauses (PPACs) under which the remaining purchase power expenses are recovered through surcharge mechanisms. The amounts collected through the ECACs and PPACs are required to be reconciled quarterly.
Upon the implementation of decoupling (Hawaiian Electric on March 1, 2011, Hawaii Electric Light on April 9, 2012 and Maui Electric on May 4, 2012), the Utilities: (1) recognize monthly revenue balancing account (RBA) revenues or refunds for the difference between PUC-approved target revenues and recorded adjusted revenues, which delinks revenues from kilowatthour sales, (2) recognize a revenue escalation component via a rate adjustment mechanism (RAM) for certain operation and maintenance (O&M) expenses and rate base changes and (3) recognize (when applicable) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility’s ratemaking return on average common equity (ROACE) exceeds the ROACE allowed in its most recent rate case.
The Utilities’ revenues include amounts for various Hawaii state revenue taxes. Revenue taxes are generally recorded as an expense in the year the related revenues are recognized. However, the Utilities’ revenue tax payments to the taxing authorities in the period are based on the prior year’s billed revenues (in the case of public service company taxes and PUC fees) or on the current year’s cash collections from electric sales (in the case of franchise taxes). For 2014, 2013 and 2012, the Utilities included approximately $267 million, $266 million and $280 million, respectively, of revenue taxes in “revenues” and in “taxes, other than income taxes” expense.
Power purchase agreements.  If a power purchase agreement (PPA) falls within the scope of ASC Topic 840, “Leases,” and results in the classification of the agreement as a capital lease, the Utilities would recognize a capital asset and a lease obligation. Currently, none of the PPAs are required to be recorded as a capital lease.
The Utilities evaluate PPAs to determine if the PPAs are VIEs, if the Utilities are primary beneficiaries and if consolidation is required. See Note 6.
Repairs and maintenance costs.  Repairs and maintenance costs for overhauls of generating units are generally expensed as they are incurred.
Allowance for funds used during construction (AFUDC).  AFUDC is an accounting practice whereby the costs of debt and equity funds used to finance plant construction are credited on the statement of income and charged to construction in progress on the balance sheet. If a project under construction is delayed for an extended period of time, AFUDC on the delayed project may be stopped after assessing the causes of the delay and probability of recovery.
The weighted-average AFUDC rate was 7.7% in 2014, 7.6% in 2013 and 7.6% in 2012, and reflected quarterly compounding.

Bank (HEI only)
Investment securities.  Investments in debt and equity securities are classified as held-to-maturity (HTM), trading or available-for-sale (AFS). ASB determines the appropriate classification at the time of purchase. Debt and equity securities that ASB intends to and has the ability to hold to maturity are classified as HTM securities and reported at cost. Marketable debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable debt and equity securities not classified as either HTM or trading securities are classified as AFS and reported at fair value. Unrealized gains and losses, for AFS securities deemed other-than-temporary impairment (OTTI), not related to credit losses, are excluded from earnings and reported on a net basis in accumulated other comprehensive income (AOCI) until realized.
Interest income is recorded on an accrual basis. Discounts and premiums on securities are accreted or amortized into interest income over the remaining lives of the securities, adjusted for actual portfolio prepayments for investment securities or based on changes in anticipated prepayments for mortgage-related securities, using the interest method. The specific identification method is used in determining realized gains and losses on the sales of securities. ASB uses actual prepayment experience and estimates of future prepayments to determine the constant effective yield necessary to apply the interest method of income recognition. Estimates of future prepayments are based on the underlying collateral characteristics and historic prepayment behavior of each security.
For securities that are not trading securities, individual securities are assessed for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. A security is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, ASB determines whether this impairment is temporary or other-than-temporary. If ASB does not expect to recover the entire amortized cost basis of the security, an OTTI exists. If ASB intends to sell the security, or will more likely than not be required to sell the security before recovery of its amortized cost, the OTTI must be recognized in earnings. If ASB does not intend to sell the security, and it is not more likely than not that ASB will be required to sell the security before recovery of its amortized cost, the OTTI must be separated into the amount representing the credit loss and the amount related to all other factors. The amount of OTTI related to the credit loss is recognized in earnings, while the remaining OTTI is recognized in AOCI.
Stock in Federal Home Loan Bank (FHLB) of Seattle is carried at cost and is reviewed at least periodically for impairment, with valuation adjustments recognized in noninterest income.
Loans receivable.  ASB carries loans receivable at amortized cost less the allowance for loan losses, loan origination fees (net of direct loan origination costs), commitment fees and purchase premiums and discounts. Interest on loans is credited to income as it is earned. Discounts and premiums are accreted or amortized over the life of the loans using the interest method.
Loan origination fees (net of direct loan origination costs) are deferred and recognized as an adjustment in yield over the life of the loan using the interest method or taken into income when the loan is paid off or sold. Nonrefundable commitment fees (net of direct loan origination costs, if applicable) received for commitments to originate or purchase loans are deferred and, if the commitment is exercised, recognized as an adjustment of yield over the life of the loan using the interest method. Nonrefundable commitment fees received for which the commitment expires unexercised are recognized as income upon expiration of the commitment.
Mortgage loans held for sale are stated at the lower of cost or estimated fair value on an aggregate basis. A sale is recognized only when the consideration received is other than beneficial interests in the assets sold and control over the assets is transferred irrevocably to the buyer. Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold.
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
ASB disaggregates its portfolio loans into portfolio segments for purposes of determining the allowance for loan losses. Commercial and commercial real estate loans are defined as non-homogeneous loans and ASB utilizes a risk rating system for evaluating the credit quality of the loans. Loans are rated based on the degree of risk at origination and periodically thereafter, as appropriate. Values are applied separately to the probability of default (borrower risk) and loss given default (transaction risk). ASB’s credit review department performs an evaluation of these loan portfolios to ensure compliance with the internal risk rating system and timeliness of rating changes. Non-homogeneous loans are categorized into the regulatory asset quality classifications-Pass, Special Mention, Substandard, Doubtful, and Loss based on credit quality. For loans classified as substandard, an analysis is done to determine if the loan is impaired. A loan is deemed impaired when it is probable that ASB will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is deemed impaired, ASB applies a valuation methodology to determine whether there is an impairment shortfall. The measurement of impairment may be based on (i) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan, or (iii) the fair value of the collateral, net of costs to sell. For all loans collateralized by real estate whose repayment is dependent on the sale of the underlying collateral property, ASB measures impairment by utilizing the fair value of the collateral, net of costs to sell; for other loans that are not considered collateral dependent, generally the discounted cash flow method is used to measure impairment. For loans collateralized by real estate that are classified as troubled debt restructured loans, the present value of the expected future cash flows of the loans may also be used to measure impairment as these loans are expected to perform according to their restructured terms. Impairments are charged to the provision for loan losses and included in the allowance for loan losses. However, confirmed losses (uncollectible) are charged off, with the loan written down by the amount of the confirmed loss.
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
ASB’s methodology for determining the allowance for loan losses was generally based on historic loss rates using various look-back periods. During the second quarter of 2014, ASB implemented enhancements to the loss rate calculation for estimating the allowance for loan losses that included several refinements to determining the probability of default and the loss given default for the various segments of the loan portfolio that are more statistically sound than those previously employed. The result is an estimated loss rate established for each borrower. ASB also updated its measurement of the loss emergence period in the calculation of the allowance for loan losses. The loss emergence period is broadly defined as the period that it takes, on average, for the lender to identify the specific borrower and amount of loss incurred by the bank for a loan that has suffered from a loss-causing event. In most cases, the loss emergence period was within a twelve month period; however, as credit quality and conditions improve, management has observed that the loss emergence period has extended and has incorporated this observed change in the estimate of the allowance for loan losses. Management believes these enhancements will improve the precision in estimating the allowance for loan losses. The enhancements did not have a material effect on the total allowance for loan losses or the provision for loan losses for 2014. The enhancements did result in the full allocation of the previously unallocated portion of the allowance for loan losses.
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
The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in accounts payable and other liabilities in the consolidated balance sheets. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience, credit risk grading and historical loss rates. This process takes into consideration the same risk elements that are analyzed in the determination of the adequacy of the allowance for loan losses, as discussed above. Net adjustments to the reserve for unfunded commitments are included in other noninterest expense in the consolidated statements of income.
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
Nonperforming loans. Loans are generally placed on nonaccrual status when contractually past due 90 days or more, or earlier if management believes that the probability of collection is insufficient to warrant further accrual. A loan may be returned to accrual status if (i) principal and interest payments have been brought current and repayment of the remaining contractual principal and interest is expected to be made, (ii) the loan has otherwise become well-secured and collection efforts are reasonably expected to result in repayment of the debt, or (iii) the borrower has been making regularly scheduled payments in full for the prior six months and it is reasonably assured that the loan will be brought fully current within a reasonable period. Cash receipts on nonaccruing loans are generally applied to reduce the unpaid principal balance.
Loans considered to be uncollectible are charged-off against the allowance for loan losses. The amount and timing of charge-offs on loans includes consideration of the loan type, length of delinquency, insufficiency of collateral value, lien priority and the overall financial condition of the borrower. Recoveries on loans previously charged-off are credited back to the allowance for loan losses. Loans that have been charged-off against the allowance for loan losses are periodically monitored to evaluate whether further adjustments to the allowance are necessary. Loans in the commercial and commercial real estate portfolio are charged-off when the loan is risk-rated “Doubtful” or “Loss”. The loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 90 days or more; (b) significant improvement in the borrower’s repayment capacity is doubtful; and/or (c) collateral value is insufficient to cover outstanding indebtedness and no other viable assets exist.
Loans in the residential mortgage and home equity portfolios are charged-off when the loan or a portion thereof is determined to be uncollectible after considering the borrower’s overall financial condition and collateral deficiency. A loan is considered uncollectible when: (a) the borrower is delinquent in principal or interest 180 days or more; (b) it is probable that collateral value is insufficient to cover outstanding indebtedness and no other viable assets exist; (c) notification of the borrower’s bankruptcy is received; or (d) in cases where ASB is in a subordinate position to other debt, the senior lien holder has foreclosed and ASB's the junior lien is extinguished.
Other consumer loans are generally charged-off when the balance becomes 120 days delinquent.
Loans modified in a troubled debt restructuring. Loans are considered to have been modified in a troubled debt restructuring (TDR) when, due to a borrower’s financial difficulties, ASB makes concessions to the borrower that it would not otherwise consider for a non-troubled borrower. Modifications may include interest rate reductions, interest only payments for an extended period of time, protracted terms such as amortization and maturity beyond the customary length of time found in the normal market place, and other actions intended to minimize economic loss and to provide alternatives to foreclosure or repossession of collateral. Generally, a nonaccrual loan that has been modified in a TDR remains on nonaccrual status until the borrower has demonstrated sustained repayment performance for a period of six consecutive months. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, or there is reasonable doubt over the full collectability of principal and interest, the loan remains on nonaccrual status.
Real estate acquired in settlement of loans.  ASB records real estate acquired in settlement of loans at fair value, less estimated selling expenses. ASB obtains appraisals based on recent comparable sales to assist management in estimating the fair value of real estate acquired in settlement of loans. Subsequent declines in value are charged to expense through a valuation allowance. Costs related to holding real estate are charged to operations as incurred.
Goodwill. At December 31, 2014 and 2013, the amount of goodwill was $82.2 million. The goodwill is with respect to ASB and is the Company’s only intangible asset with an indefinite useful life and is tested for impairment annually at December 31 using data as of September 30.
FASB ASU No. 2011-8, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”(ASU No. 2011-8) permits an entity to first assess qualitative factors (Step 0) to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform Step 1 of a two-step goodwill impairment test. An entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount under ASU No. 2011-8, an entity shall assess relevant events and circumstances such as:

•	macroeconomic conditions such as a deterioration in general economic conditions, limitations on accessing capital, or other developments in equity and credit markets;

•
industry and market considerations such as a deterioration in the environment in which an entity operates, an increased competitive environment, a change in the market for an entity’s products or services, or a regulatory or political development;

•	cost factors that have a negative effect on earnings and cash flows;

•	overall financial performance such as a decline in actual or planned revenues or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation;

•	events affecting a reporting unit such as a change in the composition or carrying amount of its net assets;

•	if applicable, a sustained decrease in share price (consider in both absolute terms and relative to peers).
If, after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the first and second steps of the goodwill impairment test under ASC Topic 350, "Intangibles-Goodwill and Other" (ASC 350), are unnecessary. We performed a Step 0 analysis and determined that it was not more likely than not that the fair value of the Company was less than its carrying value and a Step 1 goodwill impairment analysis was not considered necessary. The most recent Step 1 goodwill impairment analysis under ASC 350 was performed at December 31, 2013 and the estimated fair value of the Company exceeded its carrying value by 60%. For the three years ended December 31, 2014, there has been no impairment of goodwill.
Mortgage banking. Mortgage loans held for sale are stated at the lower of cost or estimated fair value on an aggregate basis. A sale is recognized only when the consideration received is other than beneficial interests in the assets sold and control over the assets is transferred irrevocably to the buyer. Gains or losses on sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the allocated basis of the loans sold. ASB is obligated to subsequently repurchase a loan if the purchaser discovers a standard representation or warranty violation such as noncompliance with eligibility requirements, customer fraud, or servicing violations. This primarily occurs during a loan file review.
ASB recognizes a mortgage servicing asset when a mortgage loan is sold with servicing rights retained. This mortgage servicing right (MSR) is initially capitalized at its presumed fair value based on market data at the time of sale and accounted for in subsequent periods at the lower of amortized cost or fair value. Mortgage servicing assets or liabilities are included as a component of gain on sale of loans. Under ASC Topic 860, “Transfers and Servicing,” we amortize the MSR in proportion to and over the period of estimated net servicing income and assess for impairment at each reporting date.
ASB's MSR is stratified based on predominant risk characteristics of the underlying loans including loan type and note rate. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others.
Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in "Other income, net" in the consolidated statements of income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable.
ASB compares the fair value of MSR to an estimated value calculated by an independent third-party. The third-party relies on both published and unpublished sources of market related assumptions and their own experience and expertise to arrive at a value. ASB uses the third-party value only to assess the reasonableness of fair value.
Loan servicing fee income represents income earned for servicing mortgage loans owned by investors. It includes mortgage servicing fees and other ancillary servicing income, net of guaranty fees. Servicing fees are generally calculated on the outstanding principal balances of the loans serviced and are recorded as income when earned.
Tax Credit Investments. ASB invests in limited liability entities formed to operate qualifying affordable housing projects.
The affordable housing investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. As a limited partner, ASB has no significant influence over the operations. These investments are initially recorded at the initial capital contribution with a liability recognized for the commitment to contribute additional capital over the term of the investment.
Under the equity method of accounting, ASB recognized its share of the project's pre-tax operating losses in "Other expense" in the statements of income.
For these limited liability entities, ASB assesses whether it is the primary beneficiary of the limited liability entity, which is a variable interest entity (VIE). The primary beneficiary of a VIE is determined to be the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Generally, ASB, as a limited partner, is not deemed to be the primary beneficiary as it does not meet the power criterion, i.e., no power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and no direct ability to unilaterally remove the general partner.
All tax credit investments are evaluated for potential impairment at least annually, or more frequently, when events or conditions indicate that it is deemed probable that ASB will not recover its investment. Potential indicators of impairment might arise when there is evidence that some or all tax credits previously claimed would be recaptured, or that expected remaining credits would no longer be available to the limited liability entities. If an investment is determined to be impaired, it is written down to its estimated fair value and the new cost basis of the investment is not adjusted for subsequent recoveries in value.
At December 31, 2014 and 2013, the carrying amount of qualifying affordable housing investments was $32.5 million and $14.5 million, respectively, and included in other assets in the consolidated balance sheets.
ASB’s unfunded commitments to fund to its affordable housing investments were $14.8 million and $0.6 million as of December 31, 2014 and 2013, respectively. These unfunded commitments are unconditional and legally binding and are recorded in accounts payable and other liabilities with an increase in other assets in the consolidated balance sheets.

2 · Proposed Merger
On December 3, 2014, HEI, NextEra Energy, Inc., a Florida corporation (NEE), NEE Acquisition Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of NEE (Merger Sub II) and NEE Acquisition Sub II, Inc., a Delaware corporation and a wholly owned subsidiary of NEE (Merger Sub I), entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement provides for Merger Sub I to merge with and into HEI (the Initial Merger), with HEI surviving, and then for HEI to merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of NEE (the Merger). The Merger is intended to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and be tax-free to HEI shareholders.
Pursuant to the Merger Agreement, upon the closing of the Merger, each issued and outstanding share of HEI common stock will automatically be converted into the right to receive 0.2413 shares of common stock of NEE (the Exchange Ratio). No adjustment to the Exchange Ratio is made in the Merger Agreement for any changes in the market prices of either HEI or NEE common stock between December 3, 2014 and the closing of the Merger.
The Merger Agreement contemplates that, immediately prior to the closing of the Merger, HEI will distribute to its shareholders all of the issued and outstanding shares of common stock of ASB Hawaii, the direct parent company of ASB (such distribution referred to as the Spin-Off), with ASB Hawaii becoming a new public company. In addition, the Merger Agreement contemplates that, immediately prior to the closing of the Merger, HEI will pay its shareholders a special dividend of $0.50 per share.
The closing of the Merger is subject to various conditions, including, among others, (i) the approval of holders of 75% of the outstanding shares of HEI common stock, (ii) effectiveness of the registration statement for the NEE common stock to be issued in the Initial Merger and the listing of such shares on the New York Stock Exchange, (iii) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (iv) receipt of all required regulatory approvals from, among others, the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission and the Hawaii Public Utilities Commission, (v) the absence of any law or judgment in effect or pending in which a governmental entity has imposed or is seeking to impose a legal restraint that would prevent or make illegal the closing of the Merger, (vi) the absence of any material adverse effect with respect to either HEI or NEE, (vii) subject to certain exceptions, the accuracy of the representations and warranties of, and compliance with covenants by, each of the parties to the Merger Agreement, (viii) receipt by each of HEI and NEE of a tax opinion of its counsel regarding the tax treatment of the transactions contemplated by the Merger Agreement, (ix) effectiveness of the ASB Hawaii registration statement necessary to consummate the Spin-Off, and (x) the determination by each of HEI and NEE that, upon completion of the Spin-Off, HEI will no longer be a savings and loan holding company or be deemed to control ASB for purposes of the Home Owners' Loan Act. The Spin-Off will be subject to various conditions, including, among others, the approval of the Federal Reserve Board (FRB).
The Merger Agreement contains customary representations, warranties and covenants of HEI and NEE.
HEI is also subject to a “no shop” restriction that limits its ability to solicit alternative acquisition proposals, provide information or engage in discussion with third parties, except under limited circumstances to permit HEI’s board of directors to comply with its fiduciary duties.
The Merger Agreement contains certain termination rights for both HEI and NEE, including the right of either party to terminate the Merger Agreement if the Merger has not been consummated by December 3, 2015 (subject to a 6-month extension if required to obtain necessary regulatory approvals), and further provides that upon termination of the Merger Agreement under specified circumstances, HEI or NEE, as the case may be, would be required to pay the other party a termination fee of $90 million and reimburse the other party for up to $5 million of its documented out-of-pocket expenses incurred in connection with the Merger Agreement.
PUC application.  In January 2015, NEE and Hawaiian Electric filed an application with the PUC requesting approval of the proposed Merger of Hawaiian Electric. The application also requests modification of certain conditions agreed to by HEI and the PUC in 1982 for the merger and corporate restructuring of Hawaiian Electric, and confirmation that with approval of the Merger Agreement, the recommendations in the 1995 Dennis Thomas Report (resulting from a proceeding to review the relationship between HEI and Hawaiian Electric and any impact of HEI’s then diversified activities on the Utilities) will no longer be applicable. The application includes a commitment that, for at least four years following the completion of the transaction, Hawaiian Electric will not submit any applications seeking a general base rate increase and will forego recovery of the incremental operations and maintenance rate adjustment under decoupling during that period, which amounts to approximately $60 million in cumulative savings for customers, subject to certain exceptions and conditions, including that the following remain in effect:  the RBA tariff provisions, the Rate Base RAM, the Renewable Energy Infrastructure Program, and Renewable Energy Infrastructure Surcharge, the IRP/DSM Recovery tariff provisions, the ECAC tariff provisions, the PPA tariff provision and the Pension and OPEB tracker mechanism. Various parties, including governmental, environmental and commercial interests, have moved to intervene in the proceeding. A PUC decision on the intervention motions and establishing a procedural schedule for the docket is pending.
Other requests.  On January 29, 2015, HEI submitted its application to the FERC requesting all necessary authorization to consummate the transactions contemplated by the Merger Agreement. On February 1, 2015, HEI submitted a letter to FRB requesting deregistration as a Savings & Loan Holding Company (SLHC).

Pending litigation and other matters.
Litigation. HEI and its subsidiaries are subject to various legal proceedings that arise from time to time. Some of these proceedings may seek relief or damages in amounts that may be substantial. Because these proceedings are complex, many years may pass before they are resolved, and it is not feasible to predict their outcomes. Some of these proceedings involve claims HEI and Hawaiian Electric believe may be covered by insurance, and HEI and Hawaiian Electric have advised their insurance carriers accordingly.
Since the December 3, 2014 announcement of the merger agreement, eight purported class action complaints were filed in the Circuit Court of the First Circuit for the State of Hawaii by alleged stockholders of HEI against HEI, Hawaiian Electric (in one complaint), the individual directors of HEI, NEE and NEE's acquisition subsidiaries. The lawsuits are captioned as follows: Miller v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2531-12 KTN (December 15, 2014) (the Miller Action); Walsh v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2541-12 JHC (December 15, 2014) (the Walsh Action); Stein v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2555-12 KTN (December 17, 2014) (the Stein Action); Brown v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2643-12 RAN (December 30, 2014) (the Brown Action); Cohn v. Hawaiian Electric Industries, Inc., et al., Case No. 14-1-2642-12 KTN (December 30, 2014) (the Cohn State Action); Guenther v. Watanabe, et al., Case No. 15-1-003-01 ECN (January 2, 2015) (the Guenther Action); Hudson v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0013-01 JHC (January 5, 2015) (the Hudson Action); Grieco v. Hawaiian Electric Industries, Inc., et al., Case No. 15-1-0094-01 KKS (January 21, 2015) (the Grieco Action). On January 12, 2015, plaintiffs in the Miller Action, the Walsh Action, the Stein Action, the Brown Action, the Guenther Action, and the Hudson Action filed a motion to consolidate their actions and to appoint co-lead counsel. On February 13, 2015, the Court held a hearing on this motion. On January 23, 2015, the Cohn State Action was voluntarily dismissed. Thereafter, the same alleged stockholder plaintiff filed a purported class action complaint in the United States District Court for the District of Hawaii against HEI, the individual directors of HEI, NEE and NEE's acquisition subsidiaries. The lawsuit is captioned as Cohn v. Hawaiian Electric Industries, Inc. et al., 15-cv-00029-JMS-KSC (January 27, 2015) (the Cohn Federal Action).
All eight actions allege, among other things, that members of HEI's Board breached their fiduciary duties in connection with the proposed transaction, and that the Merger Agreement involves an unfair price, was the product of an inadequate sales process, and contains unreasonable deal protection devices that purportedly preclude competing offers. The complaints further allege that HEI, NEE and/or its acquisition subsidiaries aided and abetted the purported breaches of fiduciary duty. The plaintiffs in these lawsuits seek, among other things, (i) a declaration that the Merger Agreement was entered into in breach of HEI's directors' fiduciary duties, (ii) an injunction enjoining the HEI Board from consummating the Merger, (iii) an order directing the HEI Board to exercise their duties to obtain a transaction which is in the best interests of HEI's stockholders, (iv) a rescission of the Merger to the extent that it is consummated, and/or (v) damages suffered as a result of the defendants' alleged actions. In addition, the Cohn Federal Action alleges that the HEI board of directors violated its fiduciary duties and federal securities laws by omitting material facts from the Registration Statement on Form S-4.
HEI and Hawaiian Electric believe the allegations of the complaints are without merit and intends to defend these lawsuits vigorously.
Other matters. In January 2015, various clean energy and environmental groups filed a motion and applications with the PUC to delay consideration of the Company’s proposed Merger pending its decision on the Power Supply Improvement Plans, Distributed Generation Interconnection Plan, Integrated Demand Response Portfolio Plan, decoupling, and issues regarding customer-based distributed energy resources. The Utilities and NEE filed oppositions to these applications with the PUC and asked for their dismissal.

3 · Segment financial information
The electric utility and bank segments are strategic business units of the Company that offer different products and services and operate in different regulatory environments. The accounting policies of the segments are the same as those described for the Company in the summary of significant accounting policies, except as otherwise indicated and except that federal and state income taxes for each segment are calculated on a “stand-alone” basis. HEI evaluates segment performance based on net income. Each segment accounts for intersegment sales and transfers as if the sales and transfers were to third parties, that is, at current market prices. Intersegment revenues consist primarily of interest, rent and preferred stock dividends.

Electric utility
Hawaiian Electric and its wholly-owned operating subsidiaries, Hawaii Electric Light and Maui Electric, are public electric utilities in the business of generating, purchasing, transmitting, distributing and selling electric energy on all major islands in Hawaii other than Kauai, and are regulated by the PUC. The Utilities have been aggregated into the electric utility segment primarily because all three entities: (1) are involved in the business of supplying electric energy in the same geographical location (i.e., the State of Hawaii), (2) have similar production processes that include electric generators (e.g., conventional oil-fired steam units and combustion turbines), (3) serve similar customers within their franchise territories (e.g., residential, commercial and industrial customers), (4) use similar electric grids to distribute the energy to their customers, (5) are regulated by the PUC and undergo similar rate-making processes, (6) have similar economic characteristics, and (7) perform financial reporting oversight and management of the business at the consolidated level. Hawaiian Electric also owns the following nonregulated subsidiaries: Renewable Hawaii, Inc. (RHI), which was formed to invest in renewable energy projects; HECO Capital Trust III, which is a financing entity; and Uluwehiokama Biofuels Corp. (UBC), which was formed to own a new biodiesel refining plant to be built on the island of Maui, which project has been terminated.

Bank
ASB is a federally chartered savings bank providing a full range of banking services to individual and business customers through its branch system in Hawaii. ASB is subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency (OCC) (previously by the Department of Treasury, Office of Thrift Supervision (OTS)) and the Federal Deposit Insurance Corporation (FDIC), and is subject to reserve requirements established by the Board of Governors of the Federal Reserve System.

Other
“Other” includes amounts for the holding companies (HEI and ASB Hawaii, Inc.), other subsidiaries not qualifying as reportable segments and intercompany eliminations.

Segment financial information was as follows:

(in thousands)	Electric utility	Bank	Other	Total
2014
Revenues from external customers	$2,987,299	$252,497	$(254)	$3,239,542
Intersegment revenues (eliminations)	24	—	(24)	—
Revenues	2,987,323	252,497	(278)	3,239,542
Depreciation and amortization	174,478	5,399	1,361	181,238
Interest expense, net	64,757	10,808	11,595	87,160
Income (loss) before income taxes	220,361	75,619	(34,058)	261,922
Income taxes (benefit)	80,725	24,127	(13,140)	91,712
Net income (loss)	139,636	51,492	(20,918)	170,210
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	137,641	51,492	(20,813)	168,320
Capital expenditures	311,574	28,073	74	339,721
Assets (at December 31, 2014)	5,590,457	5,565,241	28,463	11,184,161
2013
Revenues from external customers	$2,980,139	$258,147	$184	$3,238,470
Intersegment revenues (eliminations)	33	—	(33)	—
Revenues	2,980,172	258,147	151	3,238,470
Depreciation and amortization	159,102	4,230	1,396	164,728
Interest expense, net	59,279	10,077	16,200	85,556
Income (loss) before income taxes	194,041	87,059	(33,353)	247,747
Income taxes (benefit)	69,117	29,525	(14,301)	84,341
Net income (loss)	124,924	57,534	(19,052)	163,406
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	122,929	57,534	(18,947)	161,516
Capital expenditures	342,485	11,193	201	353,879
Assets (at December 31, 2013)	5,087,129	5,243,824	9,091	10,340,044
2012
Revenues from external customers	$3,109,353	$265,539	$103	$3,374,995
Intersegment revenues (eliminations)	86	—	(86)	—
Revenues	3,109,439	265,539	17	3,374,995
Depreciation and amortization	151,496	5,334	1,517	158,347
Interest expense, net	62,055	11,292	16,096	89,443
Income (loss) before income taxes	162,319	89,021	(33,933)	217,407
Income taxes (benefit)	61,048	30,384	(14,573)	76,859
Net income (loss)	101,271	58,637	(19,360)	140,548
Preferred stock dividends of subsidiaries	1,995	—	(105)	1,890
Net income (loss) for common stock	99,276	58,637	(19,255)	138,658
Capital expenditures	310,091	14,979	410	325,480
Assets (at December 31, 2012)	5,108,793	5,041,673	(1,334)	10,149,132
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

4 · Electric utility segment
Regulatory assets and liabilities.  In accordance with ASC Topic 980, “Regulated Operations,” the Utilities’ financial statements reflect assets, liabilities, revenues and expenses based on current cost-based rate-making regulations. Their continued accounting under ASC Topic 980 generally requires that rates are established by an independent, third-party regulator; rates are designed to recover the costs of providing service; and it is reasonable to assume that rates can be charged to and collected from customers. Management believes the Utilities’ operations currently satisfy the ASC Topic 980 criteria. If events or circumstances should change so that those criteria are no longer satisfied, the Utilities expect that the regulatory assets, net of regulatory liabilities, would be charged to the statement of income in the period of discontinuance, which may result in a material adverse effect on the Company’s and the Utilities' financial condition, results of operations and/or liquidity.
Regulatory assets represent deferred costs expected to be fully recovered through rates over PUC-authorized periods. Generally, the Utilities do not earn a return on their regulatory assets; however, they have been allowed to recover interest on certain regulatory assets and to include certain regulatory assets in rate base. Regulatory liabilities represent amounts included in rates and collected from ratepayers for costs expected to be incurred in the future. For example, the regulatory liability for cost of removal in excess of salvage value represents amounts that have been collected from ratepayers for costs that are expected to be incurred in the future to retire utility plant. Generally, the Utilities include regulatory liabilities in rate base or are required to apply interest to certain regulatory liabilities. In the table below, noted in parentheses are the original PUC authorized amortization or recovery periods and, if different, the remaining amortization or recovery periods as of December 31, 2014 are noted.
Regulatory assets were as follows:

December 31	2014	2013
(in thousands)
Retirement benefit plans (balance primarily varies with plans’ funded statuses)	$683,243	$350,821
Income taxes, net (1 to 55 years)	86,836	85,430
Decoupling revenue balancing account (1 to 2 years)	80,183	90,386
Unamortized expense and premiums on retired debt and equity issuances (19 to 30 years; 6 to 18 years remaining)	15,569	17,342
Vacation earned, but not yet taken (1 year)	10,248	9,149
Postretirement benefits other than pensions (18 years; less than 1 year remaining)	18	62
Other (1 to 50 years; 1 to 46 years remaining)	29,167	22,734
	$905,264	$575,924
Included in:
Current assets	$71,421	$69,738
Long-term assets	833,843	506,186
	$905,264	$575,924
Regulatory liabilities were as follows:

December 31	2014	2013
(in thousands)
Cost of removal in excess of salvage value (1 to 60 years)	$331,000	$315,164
Retirement benefit plans (5 years beginning with respective utility’s next rate case)	12,413	31,546
Other (5 years; 1 to 2 years remaining)	1,436	2,589
	$344,849	$349,299
Included in:
Current liabilities	$632	$1,916
Long-term liabilities	344,217	347,383
	$344,849	$349,299
The regulatory asset and liability relating to retirement benefit plans was recorded as a result of pension and OPEB tracking mechanisms adopted by the PUC in rate case decisions for the Utilities in 2007 (see Note 10).

Major customers.  The Utilities received 12% ($350 million), 11% ($340 million) and 11% ($349 million) of their operating revenues from the sale of electricity to various federal government agencies in 2014, 2013 and 2012, respectively.
Cumulative preferred stock. The following series of cumulative preferred stock are redeemable only at the option of the respective company at the following prices in the event of voluntary liquidation or redemption:

December 31, 2014	Voluntary liquidation price	Redemption price
Series
C, D, E, H, J and K (Hawaiian Electric)	$20	$21
I (Hawaiian Electric)	20	20
G (Hawaii Electric Light)	100	100
H (Maui Electric)	100	100
Hawaiian Electric is obligated to make dividend, redemption and liquidation payments on the preferred stock of each of its subsidiaries if the respective subsidiary is unable to make such payments, but this obligation is subordinated to Hawaiian Electric's obligation to make payments on its own preferred stock.
Related-party transactions. HEI charged the Utilities $7 million, $6.2 million and $6.1 million for general management and administrative services in 2014, 2013 and 2012, respectively. The amounts charged by HEI to its subsidiaries for services provided by HEI employees are allocated primarily on the basis of time expended in providing such services.
Hawaiian Electric’s short-term borrowings totaled nil at December 31, 2014 and 2013. The interest charged on short-term borrowings from HEI is based on the lower of HEI’s or Hawaiian Electric’s effective weighted average short-term external borrowing rate. If both HEI and Hawaiian Electric do not have short-term external borrowings, the interest is based on the average of the effective rate for 30-day dealer-placed commercial paper quoted by the Wall Street Journal plus 0.15%.
Borrowings among the Utilities are eliminated in consolidation. Interest charged by HEI to Hawaiian Electric was nil in each of 2014 and 2013 and de minimis in 2012.
Commitments and contingencies.
Fuel contracts.  The Utilities have contractual agreements to purchase minimum quantities of fuel oil, diesel fuel and biodiesel for multi-year periods, some through October 2017. Fossil fuel prices are tied to the market prices of crude oil and petroleum products in the Far East and U.S. West Coast and the biodiesel price is tied to the market prices of animal fat feedstocks in the U.S. West Coast and U.S. Midwest. Based on the average price per barrel as of December 31, 2014, the estimated cost of minimum purchases under the fuel supply contracts is $0.4 billion in 2015, $0.3 billion in 2016 and $6.4 million in 2017. The actual cost of purchases in 2015 and future years could vary substantially from this estimate as a result of changes in market prices, quantities actually purchased and/or other factors. The Utilities purchased $1.1 billion, $1.1 billion and $1.3 billion of fuel under contractual agreements in 2014, 2013 and 2012, respectively.
Hawaiian Electric and Chevron Products Company (Chevron), a division of Chevron USA, Inc., are parties to the Low Sulfur Fuel Oil Supply Contract (LSFO Contract) for the purchase/sale of low sulfur fuel oil (LSFO), which terminates on December 31, 2016 and may automatically renew for annual terms thereafter unless earlier terminated by either party. The PUC approved the recovery of costs incurred under this contract on April 30, 2013.
On August 27, 2014, Chevron and Hawaiian Electric entered into a first amendment of the LSFO Contract. The amendment reduces the price of fuel above certain volumes, allows for increases in the volume of fuel, and modifies the specification of certain petroleum products supplied under the contract. In addition, Chevron agreed to supply a blend of LSFO and diesel as soon as January 2016 (for supply through the end of the contract term, December 31, 2016) to help Hawaiian Electric meet more stringent EPA air emission requirements known as Mercury and Air Toxics Standards. The amendment is subject to approval of the PUC, and can be terminated if approval is not received by April 15, 2015.
Hawaiian Electric and Hawaii Independent Energy, LLC, (HIE) a wholly owned subsidiary of Par Petroleum Corporation of Houston Texas, were parties to an amended LSFO supply contract (assigned to HIE pursuant to its purchase of the Hawaii refinery and related assets of Tesoro Hawaii Corp), which ran through December 31, 2014, with a provision that it would automatically renew for annual terms thereafter unless earlier terminated by either party. On August 28, 2014, Hawaiian Electric provided notice to HIE that it would not renew the LSFO supply contract.
The Utilities are parties to amended contracts for the supply of industrial fuel oil and diesel fuels with Chevron and HIE, respectively, which end December 31, 2015. Both agreements may be automatically renewed for annual terms thereafter unless earlier terminated by either of the respective parties. In August 2014, Chevron and the Utilities entered into a third amendment to the Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract, which amendment extended the term of the contract through December 31, 2016 and provided for automatic renewal for annual terms thereafter unless earlier terminated by either party. In February 2015, Hawaiian Electric executed a similar extension, through December 31, 2016, of the corresponding Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract with HIE.
The energy charge for energy purchased from Kalaeloa Partners, L.P. (Kalaeloa) under Hawaiian Electric’s PPA with Kalaeloa is based, in part, on the price Kalaeloa pays HIE for LSFO under a Facility Fuel Supply Contract (fuel contract) between them (assigned to HIE upon its purchase of the assets of Tesoro Hawaii Corp. as described above). The term of the fuel contract between Kalaeloa and HIE ends May 31, 2016 and may be extended for terms thereafter unless terminated by one of the parties.
The costs incurred under the Utilities’ fuel contracts are included in their respective ECACs, to the extent such costs are not recovered through the Utilities’ base rates.
Power purchase agreements.  As of December 31, 2014, the Utilities had seven firm capacity PPAs for a total of 575 megawatts (MW) of firm capacity. Purchases from these seven independent power producers (IPPs) and all other IPPs totaled $0.7 billion for each of 2014, 2013 and 2012. The PUC allows rate recovery for energy and firm capacity payments to IPPs under these agreements. Assuming that each of the agreements remains in place for its current term (and as amended) and the minimum availability criteria in the PPAs are met, aggregate minimum fixed capacity charges are expected to be approximately $0.1 billion per year for 2015 through 2019 and a total of $0.5 billion in the period from 2020 through 2035.
In general, the Utilities base their payments under the PPAs upon available capacity and actually supplied energy and they are generally not required to make payments for capacity if the contracted capacity is not available, and payments are reduced, under certain conditions, if available capacity drops below contracted levels. In general, the payment rates for capacity have been predetermined for the terms of the agreements. Energy payments will vary over the terms of the agreements. The Utilities pass on changes in the fuel component of the energy charges to customers through the ECAC in their rate schedules. The Utilities do not operate, or participate in the operation of, any of the facilities that provide power under the agreements. Title to the facilities does not pass to Hawaiian Electric or its subsidiaries upon expiration of the agreements, and the agreements do not contain bargain purchase options for the facilities.
Purchase power adjustment clause. The PUC has approved purchased power adjustment clauses (PPACs) for the Utilities. Purchased power capacity, O&M and other non-energy costs previously recovered through base rates are now recovered in the PPACs and, subject to approval by the PUC, such costs resulting from new purchased power agreements can be added to the PPACs outside of a rate case. Purchased energy costs continue to be recovered through the ECAC to the extent they are not recovered through base rates.
Hawaii Clean Energy Initiative.  In January 2008, the State of Hawaii (State) and the U.S. Department of Energy signed a memorandum of understanding establishing the Hawaii Clean Energy Initiative (HCEI). In October 2008, the Governor of the State, the State Department of Business, Economic Development and Tourism (DBEDT), the Division of Consumer Advocacy of the State Department of Commerce and Consumer Affairs and the Utilities (collectively, the parties), signed an agreement setting forth goals and objectives under the HCEI and the related commitments of the parties (the Energy Agreement), including pursuing a wide range of actions to decrease the State’s dependence on imported fossil fuels through substantial increases in renewable energy and programs intended to secure greater energy efficiency and conservation. Many of the actions and programs included in the Energy Agreement required approval of the PUC.
The parties to the Energy Agreement concluded that the agreements and policy directives in the Energy Agreement had been advanced or superseded by subsequent events, as well as by decisions and orders issued by the PUC, and accordingly ended the Energy Agreement on September 14, 2014. On September 15, 2014, the State of Hawaii and the U.S. Department of Energy executed a MOU recognizing that Hawaii is embarking on the next phase of its clean energy future. The MOU provides the framework for a comprehensive, sustained effort to better realize Hawaii's vast renewable energy potential and allow it to push forward in three main areas: the power sector, transportation and energy efficiency. This next phase will focus on stimulating deployment of clean energy infrastructure as a catalyst for economic growth, energy system innovation and test bed investments.
Utility projects.  Many public utility projects require PUC approval and various permits from other governmental agencies. Difficulties in obtaining, or the inability to obtain, the necessary approvals or permits can result in significantly increased project costs or even cancellation of projects. Further, completion of projects is subject to various risks, such as problems or disputes with vendors. In the event a project does not proceed, or if it becomes probable the PUC will disallow cost recovery for all or part of a project, project costs may need to be written off in amounts that could result in significant reductions in Hawaiian Electric’s consolidated net income.

In May 2011, the PUC ordered independently conducted regulatory audits on the reasonableness of costs incurred for Hawaiian Electric’s East Oahu Transmission Project (EOTP), Campbell Industrial Park (CIP) combustion turbine No. 1 (CT-1) project, and Customer Information System (CIS) project. However, in March 2012, the PUC eliminated the requirement for a regulatory audit for the EOTP Phase I in connection with an approved settlement of the EOTP Phase I project cost issues and, in March 2013, the PUC eliminated the requirement for an audit of the CIP CT-1 and CIS project costs as described below.
On January 28, 2013, the Utilities and the Consumer Advocate signed a settlement agreement (2013 Agreement), subject to PUC approval, to write off $40 million of costs in lieu of conducting the regulatory audits of the CIP CT-1 project and the CIS project. Based on the 2013 Agreement, as of December 31, 2012, the Utilities recorded an after-tax charge to net income of approximately $24 million — $17.1 million for Hawaiian Electric, $3.4 million for Hawaii Electric Light, and $3.2 million for Maui Electric. The remaining recoverable costs for these projects of $52 million were included in rate base as of December 31, 2012.
As part of the 2013 Agreement, Hawaii Electric Light would withdraw its 2013 test year rate case, and delay filing a new rate case until a 2016 test year. Additionally, Hawaiian Electric would delay the filing of its scheduled 2014 test year rate case to no earlier than January 2, 2014. For both Utilities, the existing terms of the last rate case decisions would continue. Hawaiian Electric would also be allowed to record Rate Adjustment Mechanism (RAM) revenues starting on January 1 of 2014, 2015 and 2016. The cash collection of RAM revenues would remain unchanged, starting June 1 of each year through May 31 of the following year.
On March 19, 2013, the PUC issued a decision and order (2013 D&O) approving the 2013 Agreement, with the following clarifications, none of which changed the financial impact of the settlement recorded as of December 31, 2012: (1) the PUC reiterated its authority to examine and ascertain what post go-live CIS costs would be subject to regulatory review in future rate cases; (2) the PUC discouraged requesting single issue cost deferral accounting and/or cost recovery mechanisms during the period of rate case deferral by Hawaiian Electric and Hawaii Electric Light; (3) the PUC approved the agreed-upon recovery of CIP CT-1 and CIS project costs through the RAM, as set forth in the 2013 Agreement, however not setting a precedent for future projects; and (4) the PUC reaffirmed its right to rule on the substance of the Maui Electric 2012 test year rate case in its ongoing rate case proceeding. On May 31, 2013, the PUC issued a final D&O in the Maui Electric 2012 test year rate case. See “Maui Electric 2012 test year rate case” below.
In March 2012, the PUC approved a settlement agreement reached among Hawaiian Electric, the Consumer Advocate and the Department of Defense, under which, in lieu of a regulatory audit, Hawaiian Electric would write off $9.5 million of EOTP Phase 1 gross plant in service and associated adjustments. This resulted in an after-tax charge to net income in the fourth quarter of 2011 of approximately $6 million and the elimination of the requirement for a Phase 1 regulatory audit. The PUC also provided for an additional increase of approximately $5 million in Hawaiian Electric’s 2011 test year rate case for the additional revenue requirements reflecting all remaining Phase 1 costs not previously included in rates or agreed to be written off.
Renewable energy projects.  The Utilities are committed to achieving or exceeding the State’s Renewable Portfolio Standard (RPS) goal of 40% renewable energy by 2030 and to decreasing the State’s dependence on imported fossil fuels. The Utilities continue to evaluate and pursue opportunities with developers of proposed projects to integrate power into its grid from a variety of renewable energy sources, including solar, biomass, wind, ocean thermal energy conversion, wave, geothermal and others.
In November 2013, Hawaiian Electric and Maui Electric filed an application for recovery of its actual deferred costs totaling $405,000 (split evenly between Hawaiian Electric and Maui Electric) for outside contractor services for additional studies to determine the value proposition of interconnecting the islands of Oahu and of Maui County (Maui, Lanai, and Molokai) through the Renewable Energy Intrastructure Program (REIP) surcharge. The application is currently pending before the PUC.
A revised draft Request for Proposals (RFP) for 200MW or more of renewable energy to be delivered to Oahu from any of the Hawaiian Islands was posted on Hawaiian Electric's website prior to the issuance of a proposed final RFP. In February 2012, the PUC granted Hawaiian Electric’s request for deferred accounting treatment for the inter-island project support costs. The amount of the deferred costs was limited to $5.89 million. On July 11, 2013, the PUC issued orders related to the 200 MW RFP, including an order initiating a proceeding to solicit information and evaluate whether an interisland grid interconnection transmission system between the islands of Oahu and Maui is in the public interest, given the potential for large-scale wind and solar projects on Maui.
In May 2012, the PUC instituted a proceeding for a competitive bidding process for up to 50 MW of firm renewable geothermal dispatchable energy (Geothermal RFP) on the island of Hawaii, and in July 2012, Hawaii Electric Light filed an application to defer 2012 costs related to the Geothermal RFP. In February 2013, Hawaii Electric Light issued the Final

Geothermal RFP. Six bids were received, but Hawaii Electric Light notified bidders that none of the submitted bids sufficiently met both the low-cost and technical requirements of the Geothermal RFP. In October 2014, Hawaii Electric Light issued Addendum No. 1 (Best and Final Offer) and Attachment A (Best and Final Offer Bidder's Response Package) directly to five eligible bidders. The submittals received in January 2015 will be considered for final selection of one project to proceed with PPA negotiations.
In the fourth quarter of 2014, Hawaiian Electric filed applications requesting PUC approval of power purchase agreements for renewable as-available energy for seven projects that were granted waivers from the Competitive Bidding Framework.
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
On February 16, 2012, the Federal Register published the EPA’s final rule establishing the EPA’s National Emission Standards for Hazardous Air Pollutants for fossil-fuel fired steam electrical generating units (EGUs). The final rule, known as the Mercury and Air Toxics Standards (MATS), applies to the 14 EGUs at Hawaiian Electric’s power plants. MATS establishes the Maximum Achievable Control Technology standards for the control of hazardous air pollutants emissions from new and existing EGUs. Based on a review of the final rule and the benefits and costs of alternative compliance strategies, Hawaiian Electric has selected a MATS compliance strategy based on switching to lower emission fuels. The use of lower emission fuels will provide for MATS compliance at lower overall costs and avoid the reduction in operational flexibility imposed by emissions control equipment. Hawaiian Electric requested and received a one-year extension, resulting in a MATS compliance date of April 16, 2016. Hawaiian Electric also has pending with the EPA a Petition for Reconsideration and Stay dated April 16, 2012, and a Request for Expedited Consideration dated August 14, 2013. The submittals ask the EPA to revise an emissions standard for non-continental oil-fired EGUs on the grounds that the promulgated standard was incorrectly derived. The Petition and Request submittals to the EPA included additional data to demonstrate that the existing standard is erroneous. Hawaiian Electric has been in contact with the EPA regarding the status of its Petition, but has not been given a time frame for an EPA decision or action. Due to the EPA’s delay in taking action on Hawaiian Electric’s Petition for Reconsideration submitted in April 2012, Hawaiian Electric submitted to the EPA, on February 20, 2015, a Notice of Intent to Sue as a prerequisite to bringing a civil action.
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
Former Molokai Electric Company generation site.  In 1989, Maui Electric acquired by merger Molokai Electric Company. Molokai Electric Company had sold its former generation site (Site) in 1983, but continued to operate at the Site under a lease until 1985. The EPA has since performed Brownfield assessments of the Site that identified environmental impacts in the subsurface. Although Maui Electric never operated at the Site and operations there had stopped four years before the merger, in discussions with the EPA and the DOH, Maui Electric agreed to undertake additional investigations at the Site and an adjacent parcel that Molokai Electric Company had used for equipment storage (the Adjacent Parcel) to determine the extent of impacts of subsurface contaminants. A 2011 assessment by a Maui Electric contractor of the Adjacent Parcel identified environmental impacts, including elevated polychlorinated biphenyls (PCBs) in the subsurface soils. In cooperation with the DOH and EPA, Maui Electric is further investigating the Site and the Adjacent Parcel to determine the extent of impacts of PCBs, residual fuel oils, and other subsurface contaminants. In March 2012, Maui Electric accrued an additional $3.1 million (reserve balance of $3.6 million as of December 31, 2014) for the additional investigation and estimated cleanup costs at the Site and the Adjacent Parcel; however, final costs of remediation will depend on the results of continued investigation. Maui Electric received DOH and EPA comments on a draft site investigation plan for site characterization in the fourth quarter of 2013. Management concluded that these comments did not require a change to the reserve balance. The site investigation plan has been revised to address the EPA and DOH comments and the final site investigation plan was submitted to the DOH and EPA in December 2014.
Pearl Harbor sediment study. The U.S. Navy is conducting a feasibility study for the remediation of contaminated sediment in Pearl Harbor. In the course of its study, the Navy identified elevated levels of PCBs in the sediment offshore from the Waiau Power Plant. The results of the Navy’s study to date, including sampling data and possible remediation approaches, are undergoing further federal review. Hawaiian Electric submitted comments on the Navy’s study, including the further investigation and analyses that are necessary to identify appropriate remedial options and actions.
In July 2014, the Navy notified Hawaiian Electric of the Navy’s determination that Hawaiian Electric is responsible for cleanup of the area offshore of the Waiau Power Plant. The Navy has also requested that Hawaiian Electric reimburse the costs incurred by the Navy to date to investigate the area, and is asking Hawaiian Electric to engage in negotiations regarding the financing and undertaking of future response actions. The extent of the contamination, the appropriate remedial measures to address it, and Hawaiian Electric’s potential responsibility for any associated costs have not yet been determined. In December 2014, Hawaiian Electric recorded a reserve of $0.8 million for additional investigation of the PCBs in the sediment offshore from the Waiau Power Plant; however, final costs of remediation will depend on the results of the additional investigation.
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
In June 2010, the EPA issued its GHG Tailoring Rule covering the permitting of new or modified stationary sources that have the potential to emit GHGs in greater quantities than the thresholds set forth in the rule, under the Prevention of Significant Deterioration program. On June 23, 2014, the U.S. Supreme Court issued a decision that invalidated the GHG Tailoring Rule, to the extent it regulated sources based solely on their GHG emissions. It also invalidated the GHG emissions threshold for regulation. On December 19, 2014, the EPA released two memorandums outlining the Agency’s plan for addressing the U.S. Supreme Court’s decision. Hawaiian Electric, Hawaii Electric Light and Maui Electric are evaluating the potential impacts of the Agency’s plan on utility operations and permitting. On January 8, 2014, the EPA published in the Federal Register its new proposal for New Source Performance Standards for GHG from new generating units. The proposed rule on GHG from new EGUs does not apply to oil- fired combustion turbines or diesel engine generators, and is not otherwise expected to have significant impacts on the Utilities.
On June 18, 2014, the EPA published in the Federal Register its proposed rule for GHG emissions from existing power plants. The rule sets interim and final state-wide, state-specific emission performance goals, expressed as lb CO2/MWh, that would apply to the state’s affected sources. The interim goal would apply as an average over the period 2020 through 2029, with the final goal to be met by 2030. On the same date, the EPA also published a separate rule for modified and reconstructed power plants. The EPA’s plan is to issue the final rules by mid-summer 2015. Hawaiian Electric is still evaluating the proposed rules for GHG emissions from existing, modified, and reconstructed sources, and how they might relate to the recently issued State GHG rules. Hawaiian Electric will participate in the federal GHG rulemaking process, and in the implementation of the State GHG rules, to try to reconcile federal GHG regulation, state GHG regulation, and any action the EPA may take as a result of the recent U.S. Supreme Court opinion, to facilitate clear and cost-effective compliance. The Utilities will continue to evaluate the impact of proposed GHG rules and regulations as they develop. Final regulations may impose significant compliance costs, and may require reductions in fossil fuel use and the addition of renewable energy resources in excess of the requirements of the RPS law.
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
Maui Electric 2012 test year rate case.  On May 31, 2013, the PUC issued a final D&O in the Maui Electric 2012 test year rate case. Final rates became effective August 1, 2013. The final D&O approved an increase in annual revenues of $5.3 million, which is $7.8 million less than the interim increase in annual revenues that had been in effect since June 1, 2012. Reductions from the interim D&O related primarily to:

(in millions)
Lower ROACE	$4.0
Customer Information System expenses	0.3
Pension and OPEB expense based on 3-year average	1.5
Integrated resource planning expenses	0.9
Operational and Renewable Energy Integration study costs	1.1
Total adjustment	$7.8
According to the PUC, the reduction in the allowed ROACE from the stipulated 10% to the final approved 9% is composed of 0.5% due to updated economic and financial market conditions manifested in lower interest rates in the 2012 test year and 0.5% for system inefficiencies reflected in over curtailment of renewable energy produced by independent power producers.
The reduction in the pension and OPEB expense is due to applying a 3-year average in the calculation of pension costs for the purpose of the 2012 test year. This is not a PUC decision to change the pension and OPEB tracking mechanisms, although the PUC emphasizes the need to evaluate alternatives to decrease or limit the growth in employee benefits costs.
The PUC also continued Maui Electric’s existing energy cost adjustment clause (ECAC) and power purchase adjustment clause (PPAC) design. The PUC stated that it will consider the Utilities' future actions to reduce fuel costs and increase use of renewable energy as it continues to review the design of the ECAC in the future.
Since the final rate increase was lower than the interim increase previously in effect, Maui Electric recorded a charge, net of revenue taxes, of $7.6 million in the second quarter of 2013 and refunded to customers approximately $9.7 million (which includes interest accrued since June 1, 2012) between September 2013 and early November 2013. As a result of the D&O, in the second quarter of 2013 Maui Electric also recorded adjustments to reduce expenses by reducing employee benefits expenses by $1.8 million for adjustments to pension and OPEB costs, and to reclassify $0.7 million of IRP costs to deferred accounts.
As required by the final D&O, Maui Electric filed in September 2013 a System Improvement and Curtailment Reduction Plan (SICRP), which identified actions that Maui Electric had already implemented to increase the use of wind energy and further actions that it is committed to implement to benefit customers.
Maui Electric 2015 test year rate case.  On December 30, 2014, Maui Electric filed its 2015 test year rate case in accordance with the three-year general rate case cycle established by the PUC in its Final D&O, issued on August 31, 2010, in the decoupling proceeding. This was an abbreviated rate case filing in which Maui Electric intends to forego the opportunity to seek a general rate increase in base rates, in recognition that its customers have been enduring a high bill environment. If Maui Electric were to seek an increase in base rates, the requested increase in revenue, based on its revenue requirement for a normalized 2015 test year, would have been $11.6 million, or 2.8%, over revenues at current effective rates with estimated 2015 rate adjustment mechanism (RAM) revenues. The normalized 2015 test year revenue requirement is based on an estimated cost of common equity of 10.75%. Management cannot predict any actions by the PUC as a result of this filing.
Asset retirement obligations.  AROs represent legal obligations associated with the retirement of certain tangible long-lived assets, are measured as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The Utilities’ recognition of AROs have no impact on their earnings. The cost of the AROs is recovered over the life of the asset through depreciation. AROs recognized by the Utilities relate to obligations to retire plant and equipment, including removal of asbestos and other hazardous materials.
Hawaiian Electric has recorded estimated AROs related to removing retired generating units at its Honolulu and Waiau power plants. These removal projects are ongoing, with significant activity and expenditures occurring in 2014 in partial settlement of these liabilities. Both removal projects are expected to continue through 2015.
Changes to the ARO liability included in “Other liabilities” on Hawaiian Electric’s balance sheet were as follows:

(in thousands)	2014	2013
Balance, January 1	$43,106	$48,431
Accretion expense	890	1,263
Liabilities incurred	—	—
Liabilities settled	(14,577)	(5,672)
Revisions in estimated cash flows	—	(916)
Balance, December 31	$29,419	$43,106

Decoupling. In 2010, the PUC issued an order approving decoupling, which was implemented by Hawaiian Electric on March 1, 2011, by Hawaii Electric Light on April 9, 2012 and by Maui Electric on May 4, 2012. Decoupling is a regulatory model that is intended to facilitate meeting the State of Hawaii’s goals to transition to a clean energy economy and achieve an aggressive renewable portfolio standard. The decoupling model implemented in Hawaii delinks revenues from sales and includes annual rate adjustments for certain O&M expenses and rate base changes. The decoupling mechanism has three components: (1) a sales decoupling component via a revenue balancing account (RBA), (2) a revenue escalation component via a rate adjustment mechanism (RAM) and (3) an earnings sharing mechanism, which would provide for a reduction of revenues between rate cases in the event the utility exceeds the ROACE allowed in its most recent rate case. Decoupling provides for more timely cost recovery and earning on investments. The implementation of decoupling has resulted in an improvement in the Utilities’ under-earning situation that has existed over the last several years.
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
In early December 2014, the PUC issued an order that amended the procedural schedule and issued information requests. On December 22, 2014, the Utilities and other parties filed their respective responses to PUC information requests. The proceeding is currently pending a PUC order instructing the parties regarding the issues and scope for limited briefs and reply briefs.
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

•
Proposal to implement an integrated interconnection queue for each distribution circuit for each island grid to be filed within 120 days. The Utilities’ integrated interconnection queue plan was filed in August 2014 and the integrated interconnection queues were implemented in January 2015.

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
Policy Statement and Order Regarding Demand Response Programs. The PUC provided guidance concerning the objectives and goals for demand response programs, and ordered the Utilities to develop within 90 days an integrated Demand Response Portfolio Plan that will enhance system operations and reduce costs to customers. The Utilities’ Plan was filed in July 2014. In August 2014, the PUC invited public comment on the Utilities’ Plan. The Utilities submitted a status update in October 2014, and a second status update is planned to be filed with the PUC in March 2015.
Maui Electric Company 2012 Test Year Rate Case. The PUC acknowledged the extensive analyses provided by Maui Electric in its System Improvement and Curtailment Reduction Plan (SICRP) filed in September 2013. The PUC stated that it is encouraged by the changes in Maui Electric’s operations that have led to a significant reduction in the curtailment of renewables, but stated that Maui Electric has not set forth a clearly defined path that addresses integration and curtailment of additional renewables. The PUC directed Maui Electric to present a PSIP within 120 days to address present and future system operations so as to not only reduce curtailment, but to optimize the operation of its system for its customers’ benefit. The Maui Electric PSIP was filed in August 2014, and will be reviewed by the PUC in a new docket along with the Hawaiian Electric and Hawaii Electric Light PSIPs. Maui Electric filed its first annual SICRP status update in September 2014.
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
Transitional Distributed Generation Tariff. Consistent with their Distributed Generation Interconnection Plan, on January 20, 2015, the Utilities filed a motion which requested the PUC in pertinent part to:
(1) Reinstitute a program capacity threshold for the Utilities' existing Net Energy Metering (NEM) program;
(2) Approve the Utilities’ proposal to address both existing NEM program participants and those customers presently awaiting interconnection approval under the existing NEM program;
(3) Approve a new Transitional Distributed Generation (TDG) tariff to be available to customers seeking interconnection after the NEM program capacity is reached, which tariff more fairly allocates fixed grid costs to DG customers and credits customers for the value of the excess energy produced by their systems; and
(4) Approve a new standard form TDG contract to allow for the advanced technical capabilities required to integrate higher levels of distributed generation.
Once the requests in the motion are approved, it is contemplated that the Utilities will be able to increase existing circuit penetration limits based upon daytime minimum load, and identify strategic and cost effective investments to circuits and the system to support increased levels of DG. Such investments would be made for the benefit of all customers rather than charging costs only to those installing DG systems on the circuit.
The Utilities have requested approval of their motion within 60 days of filing or by March 20, 2015. On January 27, 2015, the Consumer Advocate opposed the Utilities’ motion, contended that further analysis is required to determine whether the Utilities’ requests are reasonable and in the public interest, and requested that the PUC hold the motion in abeyance until such further review can be conducted.

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
Consolidating financial information (unaudited). Hawaiian Electric is not required to provide separate financial statements or other disclosures concerning Hawaii Electric Light and Maui Electric to holders of the 2004 Debentures issued by Hawaii Electric Light and Maui Electric to HECO Capital Trust III (Trust III) since all of their voting capital stock is owned, and their obligations with respect to these securities have been fully and unconditionally guaranteed, on a subordinated basis, by Hawaiian Electric. Consolidating information is provided below for Hawaiian Electric and each of its subsidiaries for the periods ended and as of the dates indicated.
Hawaiian Electric also unconditionally guarantees Hawaii Electric Light’s and Maui Electric’s obligations (a) to the State of Hawaii for the repayment of principal and interest on Special Purpose Revenue Bonds issued for the benefit of Hawaii Electric Light and Maui Electric, (b) under their respective private placement note agreements and the Hawaii Electric Light notes and Maui Electric notes issued thereunder (see Hawaiian Electric and Subsidiaries' Consolidated Statements of Capitalization) and (c) relating to the trust preferred securities of Trust III (see Note 6). Hawaiian Electric is also obligated, after the satisfaction of its obligations on its own preferred stock, to make dividend, redemption and liquidation payments on Hawaii Electric Light’s and Maui Electric’s preferred stock if the respective subsidiary is unable to make such payments.

Consolidating statement of income
Year ended December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,142,245	422,200	422,965	—	(87)	[1]	$2,987,323
Expenses
Fuel oil	821,246	117,215	193,224	—	—		1,131,685
Purchased power	537,821	123,226	60,961	—	—		722,008
Other operation and maintenance	283,532	65,471	61,609		—		410,612
Depreciation	109,204	35,904	21,279	—	—		166,387
Taxes, other than income taxes	201,426	39,521	39,916	—	—		280,863
Total expenses	1,953,229	381,337	376,989	—	—		2,711,555
Operating income	189,016	40,863	45,976	—	(87)		275,768
Allowance for equity funds used during construction	6,085	472	214	—	—		6,771
Equity in earnings of subsidiaries	40,964	—	—	—	(40,964)	[2]	—
Interest expense and other charges, net	(44,041)	(11,030)	(9,773)	—	87	[1]	(64,757)
Allowance for borrowed funds used during construction	2,306	182	91	—	—		2,579
Income before income taxes	194,330	30,487	36,508	—	(40,964)		220,361
Income taxes	55,609	11,264	13,852	—	—		80,725
Net income	138,721	19,223	22,656	—	(40,964)		139,636
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income attributable to Hawaiian Electric	138,721	18,689	22,275	—	(40,964)		138,721
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income for common stock	$137,641	18,689	22,275	—	(40,964)		$137,641

Consolidating statement of comprehensive income
Year ended December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income for common stock	$137,641	18,689	22,275	—	(40,964)		$137,641
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	(218,608)	(28,725)	(29,352)	—	58,077	[1]	(218,608)
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	10,212	1,270	1,090	—	(2,360)	[1]	10,212
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of taxes	207,833	27,437	28,257	—	(55,694)	[1]	207,833
Other comprehensive loss, net of tax benefits	(563)	(18)	(5)	—	23		(563)
Comprehensive income attributable to common shareholder	$137,078	18,671	22,270	—	(40,941)		$137,078

Consolidating statement of income
Year ended December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,124,174	431,517	424,603	—	(122)	[1]	$2,980,172
Expenses
Fuel oil	851,365	125,516	208,671	—	—		1,185,552
Purchased power	527,839	128,368	54,474	—	—		710,681
Other operation and maintenance	283,768	61,418	58,081	3	—		403,270
Depreciation	99,738	34,188	20,099	—	—		154,025
Taxes, other than income taxes	200,962	40,092	40,077	—	—		281,131
Impairment of utility assets	—	—	—	—	—		—
Total expenses	1,963,672	389,582	381,402	3	—		2,734,659
Operating income (loss)	160,502	41,935	43,201	(3)	(122)		245,513
Allowance for equity funds used during construction	4,495	643	423	—	—		5,561
Equity in earnings of subsidiaries	41,410	—	—	—	(41,410)	[2]	—
Interest expense and other charges, net	(39,107)	(11,341)	(8,953)		122	[1]	(59,279)
Allowance for borrowed funds used during construction	1,814	263	169	—	—		2,246
Income (loss) before income taxes	169,114	31,500	34,840	(3)	(41,410)		194,041
Income taxes	45,105	10,830	13,182	—	—		69,117
Net income (loss)	124,009	20,670	21,658	(3)	(41,410)		124,924
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income (loss) attributable to Hawaiian Electric	124,009	20,136	21,277	(3)	(41,410)		124,009
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income (loss) for common stock	$122,929	20,136	21,277	(3)	(41,410)		$122,929

Consolidating statement of comprehensive income (loss)
Year ended December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income (loss) for common stock	$122,929	20,136	21,277	(3)	(41,410)		$122,929
Other comprehensive income, net of taxes:
Retirement benefit plans:
Net gains arising during the period, net of taxes	203,479	30,542	27,820	—	(58,362)	[1]	203,479
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	20,694	2,880	2,557	—	(5,437)	[1]	20,694
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits	(222,595)	(33,277)	(30,254)	—	63,531	[1]	(222,595)
Other comprehensive income, net of tax benefits	1,578	145	123	—	(268)		1,578
Comprehensive income (loss) attributable to common shareholder	$124,507	20,281	21,400	(3)	(41,678)		$124,507

Consolidating statement of income
Year ended December 31, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Revenues	$2,228,233	441,013	440,270	—	(77)	[1]	$3,109,439
Expenses
Fuel oil	945,246	116,866	235,307	—	—		1,297,419
Purchased power	540,802	145,386	38,052	—	—		724,240
Other operation and maintenance	266,208	60,447	70,771	3	—		397,429
Depreciation	90,783	33,337	20,378	—	—		144,498
Taxes, other than income taxes	209,943	41,370	41,528	—	—		292,841
Impairment of utility assets	29,000	5,500	5,500	—	—		40,000
Total expenses	2,081,982	402,906	411,536	3	—		2,896,427
Operating income (loss)	146,251	38,107	28,734	(3)	(77)		213,012
Allowance for equity funds used during construction	5,735	585	687	—	—		7,007
Equity in earnings of subsidiaries	28,836	—	—	—	(28,836)	[2]	—
Interest expense and other charges, net	(40,842)	(12,066)	(9,224)	—	77	[1]	(62,055)
Allowance for borrowed funds used during construction	3,642	235	478	—	—		4,355
Income (loss) before income taxes	143,622	26,861	20,675	(3)	(28,836)		162,319
Income taxes	43,266	10,115	7,667	—	—		61,048
Net income (loss)	100,356	16,746	13,008	(3)	(28,836)		101,271
Preferred stock dividends of subsidiaries	—	534	381	—	—		915
Net income (loss) attributable to Hawaiian Electric	100,356	16,212	12,627	(3)	(28,836)		100,356
Preferred stock dividends of Hawaiian Electric	1,080	—	—	—	—		1,080
Net income (loss) for common stock	$99,276	16,212	12,627	(3)	(28,836)		$99,276

Consolidating statement of comprehensive income (loss)
Year ended December 31, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Net income (loss) for common stock	$99,276	16,212	12,627	(3)	(28,836)		$99,276
Other comprehensive income (loss), net of taxes:
Retirement benefit plans:
Net losses arising during the period, net of tax benefits	(90,082)	(13,577)	(10,935)	—	24,512	[1]	(90,082)
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits	13,673	2,101	1,771	—	(3,872)	[1]	13,673
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets, net of tax benefits	75,471	11,442	9,093	—	(20,535)	[1]	75,471
Other comprehensive loss, net of tax benefits	(938)	(34)	(71)	—	105		(938)
Comprehensive income (loss) attributable to common shareholder	$98,338	16,178	12,556	(3)	(28,731)		$98,338

Consolidating balance sheet
December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,819	5,464	3,016	—	—		$52,299
Plant and equipment	3,782,438	1,179,032	1,048,012	—	—		6,009,482
Less accumulated depreciation	(1,253,866)	(473,933)	(447,711)	—	—		(2,175,510)
Construction in progress	134,376	12,421	11,819	—	—		158,616
Utility property, plant and equipment, net	2,706,767	722,984	615,136	—	—		4,044,887
Nonutility property, plant and equipment, less accumulated depreciation	4,950	82	1,531	—	—		6,563
Total property, plant and equipment, net	2,711,717	723,066	616,667	—	—		4,051,450
Investment in wholly-owned subsidiaries, at equity	538,639	—	—	—	(538,639)	[2]	0
Current assets
Cash and equivalents	12,416	612	633	101	—		13,762
Advances to affiliates	16,100	—	—	—	(16,100)	[1]	—
Customer accounts receivable, net	111,462	24,222	22,800	—	—		158,484
Accrued unbilled revenues, net	103,072	15,926	18,376	—	—		137,374
Other accounts receivable, net	9,980	981	2,246	—	(8,924)	[1]	4,283
Fuel oil stock, at average cost	74,515	13,800	17,731	—	—		106,046
Materials and supplies, at average cost	33,154	6,664	17,432	—	—		57,250
Prepayments and other	44,680	8,611	13,567	—	(475)	[3]	66,383
Regulatory assets	58,550	6,745	6,126	—	—		71,421
Total current assets	463,929	77,561	98,911	101	(25,499)		615,003
Other long-term assets
Regulatory assets	623,784	107,454	102,788	—	(183)	[1]	833,843
Unamortized debt expense	5,640	1,438	1,245	—	—		8,323
Other	53,106	15,366	13,366	—	—		81,838
Total other long-term assets	682,530	124,258	117,399	—	(183)		924,004
Total assets	$4,396,815	924,885	832,977	101	(564,321)		$5,590,457
Capitalization and liabilities
Capitalization
Common stock equity	$1,682,144	281,846	256,692	101	(538,639)	[2]	$1,682,144
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	830,546	190,000	186,000	—	—		1,206,546
Total capitalization	2,534,983	478,846	447,692	101	(538,639)		2,922,983
Current liabilities
Current portion of long-term debt	—	—	—	—	—		—
Short-term borrowings-affiliate	—	10,500	5,600	—	(16,100)	[1]	—
Accounts payable	122,433	23,728	17,773	—	—		163,934
Interest and preferred dividends payable	15,407	3,989	2,931	—	(11)	[1]	22,316
Taxes accrued	176,339	37,548	36,807	—	(292)	[3]	250,402
Regulatory liabilities	191	—	441	—	—		632
Other	48,282	9,866	16,094	—	(9,096)	[1]	65,146
Total current liabilities	362,652	85,631	79,646	—	(25,499)		502,430
Deferred credits and other liabilities
Deferred income taxes	429,515	90,119	83,238	—	—		602,872
Regulatory liabilities	236,727	77,707	29,966	—	(183)	[1]	344,217
Unamortized tax credits	49,865	14,902	14,725	—	—		79,492
Defined benefit pension and other postretirement benefit plans liability	446,888	72,547	75,960	—	—		595,395
Other	52,446	10,658	13,532	—	—		76,636
Total deferred credits and other liabilities	1,215,441	265,933	217,421	—	(183)		1,698,612
Contributions in aid of construction	283,739	94,475	88,218	—	—		466,432
Total capitalization and liabilities	$4,396,815	924,885	832,977	101	(564,321)		$5,590,457

Consolidating balance sheet
December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Assets
Property, plant and equipment
Utility property, plant and equipment
Land	$43,407	5,460	3,016	—	—		$51,883
Plant and equipment	3,558,569	1,136,923	1,006,383	—	—		5,701,875
Less accumulated depreciation	(1,222,129)	(453,721)	(435,379)	—	—		(2,111,229)
Construction in progress	124,494	7,709	11,030	—	—		143,233
Utility property, plant and equipment, net	2,504,341	696,371	585,050	—	—		3,785,762
Nonutility property, plant and equipment, less accumulated depreciation	4,953	82	1,532	—	—		6,567
Total property, plant and equipment, net	2,509,294	696,453	586,582	—	—		3,792,329
Investment in wholly-owned subsidiaries, at equity	523,674	—	—	—	(523,674)	[2]	—
Current assets
Cash and equivalents	61,245	1,326	153	101	—		62,825
Advances to affiliates	6,839	1,000	—	—	(7,839)	[1]	—
Customer accounts receivable, net	121,282	28,088	26,078	—	—		175,448
Accrued unbilled revenues, net	107,752	17,100	19,272	—	—		144,124
Other accounts receivable, net	16,373	4,265	2,451	—	(9,027)	[1]	14,062
Fuel oil stock, at average cost	99,613	14,178	20,296	—	—		134,087
Materials and supplies, at average cost	37,377	6,883	14,784	—	—		59,044
Prepayments and other	29,798	8,334	16,140	—	(1,415)	[3]	52,857
Regulatory assets	54,979	6,931	7,828	—	—		69,738
Total current assets	535,258	88,105	107,002	101	(18,281)		712,185
Other long-term assets
Regulatory assets	381,346	64,552	60,288	—	—		506,186
Unamortized debt expense	6,051	1,580	1,372	—	—		9,003
Other	42,163	11,270	13,993	—	—		67,426
Total other long-term assets	429,560	77,402	75,653	—	—		582,615
Total assets	$3,997,786	861,960	769,237	101	(541,955)		$5,087,129
Capitalization and liabilities
Capitalization
Common stock equity	$1,593,564	274,802	248,771	101	(523,674)	[2]	$1,593,564
Cumulative preferred stock–not subject to mandatory redemption	22,293	7,000	5,000	—	—		34,293
Long-term debt, net	830,547	189,998	186,000	—	—		1,206,545
Total capitalization	2,446,404	471,800	439,771	101	(523,674)		2,834,402
Current liabilities
Current portion of long-term debt	—	11,400	—	—	—		11,400
Short-term borrowings-affiliate	1,000	—	6,839	—	(7,839)	[1]	—
Accounts payable	145,062	24,383	20,114	—	—		189,559
Interest and preferred dividends payable	15,190	3,885	2,585	—	(8)	[1]	21,652
Taxes accrued	175,790	37,899	37,171	—	(1,415)	[3]	249,445
Regulatory liabilities	1,705	—	211	—	—		1,916
Other	48,443	9,033	15,424	—	(9,019)	[1]	63,881
Total current liabilities	387,190	86,600	82,344	—	(18,281)		537,853
Deferred credits and other liabilities
Deferred income taxes	359,621	79,947	67,593	—	—		507,161
Regulatory liabilities	235,786	76,475	35,122	—	—		347,383
Unamortized tax credits	44,931	14,245	14,363	—	—		73,539
Defined benefit pension and other postretirement benefit plans liability	202,396	28,427	31,339	—	—		262,162
Other	63,374	14,703	13,658	—	—		91,735
Total deferred credits and other liabilities	906,108	213,797	162,075	—	—		1,281,980
Contributions in aid of construction	258,084	89,763	85,047	—	—		432,894
Total capitalization and liabilities	$3,997,786	861,960	769,237	101	(541,955)		$5,087,129

Consolidating statements of changes in common stock equity

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments	Hawaiian Electric Consolidated
Balance, December 31, 2011	$1,402,841	280,468	235,568	107	(516,143)	$1,402,841
Net income (loss) for common stock	99,276	16,212	12,627	(3)	(28,836)	99,276
Other comprehensive loss, net of tax benefits	(938)	(34)	(71)	—	105	(938)
Issuance of common stock, net of expenses	44,001	—	—	—	—	44,001
Common stock dividends	(73,044)	(27,738)	(19,197)	—	46,935	(73,044)
Balance, December 31, 2012	$1,472,136	268,908	228,927	104	(497,939)	$1,472,136
Net income (loss) for common stock	122,929	20,136	21,277	(3)	(41,410)	122,929
Other comprehensive income, net of taxes	1,578	145	123	—	(268)	1,578
Issuance of common stock, net of expenses	78,499	—	12,461	—	(12,461)	78,499
Common stock dividends	(81,578)	(14,387)	(14,017)	—	28,404	(81,578)
Balance, December 31, 2013	$1,593,564	274,802	248,771	101	(523,674)	$1,593,564
Net income for common stock	137,641	18,689	22,275	—	(40,964)	137,641
Other comprehensive loss, net of tax benefits	(563)	(18)	(5)	—	23	(563)
Issuance of common stock, net of expenses	39,994	—	—	—	—	39,994
Common stock dividends	(88,492)	(11,627)	(14,349)	—	25,976	(88,492)
Balance, December 31, 2014	$1,682,144	281,846	256,692	101	(538,639)	$1,682,144

Consolidating statement of cash flows
Year ended December 31, 2014

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income	$138,721	19,223	22,656	—	(40,964)	[2]	$139,636
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings	(41,064)	—	—	—	40,964	[2]	(100)
Common stock dividends received from subsidiaries	26,076	—	—	—	(25,976)	[2]	100
Depreciation of property, plant and equipment	109,204	35,904	21,279	—	—		166,387
Other amortization	1,749	2,596	3,746	—	—		8,091
Increase in deferred income taxes	56,901	12,083	13,963	—	—		82,947
Change in tax credits, net	4,998	680	384	—	—		6,062
Allowance for equity funds used during construction	(6,085)	(472)	(214)	—	—		(6,771)
Change in cash overdraft	—	—	(1,038)	—	—		(1,038)
Changes in assets and liabilities:
Decrease in accounts receivable	16,213	7,150	3,483	—	(103)	[1]	26,743
Decrease in accrued unbilled revenues	4,680	1,174	896	—	—		6,750
Decrease in fuel oil stock	25,098	378	2,565	—	—		28,041
Decrease (increase) in materials and supplies	4,223	219	(2,648)	—	—		1,794
Increase in regulatory assets	(14,620)	(3,357)	977	—	—		(17,000)
Decrease in accounts payable	(74,276)	(8,490)	(7,866)	—	—		(90,632)
Change in prepaid and accrued income taxes and revenue taxes	(4,166)	(3,251)	3,381	—	—		(4,036)
Decrease in defined benefit pension and other postretirement benefit plans liability	(562)	—	(399)	—	—		(961)
Change in other assets and liabilities	(46,032)	(12,085)	(4,945)	—	103	[1]	(62,959)
Net cash provided by operating activities	201,058	51,752	56,220	—	(25,976)		283,054
Cash flows from investing activities
Capital expenditures	(219,738)	(48,050)	(43,786)	—	—		(311,574)
Contributions in aid of construction	30,021	7,695	4,090	—	—		41,806
Advances from affiliates	(9,261)	1,000	—	—	8,261	[1]	—
Other	—	—	—	—	—		—
Investment in consolidated subsidiary	—	—	—	—	—		—
Net cash used in investing activities	(198,978)	(39,355)	(39,696)	—	8,261		(269,768)
Cash flows from financing activities
Common stock dividends	(88,492)	(11,627)	(14,349)	—	25,976	[2]	(88,492)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from issuance of common stock	40,000	—	—	—	—		40,000
Proceeds from issuance of long-term debt	—	—	—	—	—		—
Repayment of long-term debt	—	(11,400)	—	—	—		(11,400)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(1,000)	10,500	(1,239)	—	(8,261)	[2]	—
Other	(337)	(50)	(75)	—	—		(462)
Net cash used in financing activities	(50,909)	(13,111)	(16,044)	—	17,715		(62,349)
Net increase (decrease) in cash and cash equivalents	(48,829)	(714)	480	—	—		(49,063)
Cash and cash equivalents, January 1	61,245	1,326	153	101	—		62,825
Cash and cash equivalents, December 31	$12,416	612	633	101	—		$13,762

Consolidating statement of cash flows
Year ended December 31, 2013

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income (loss)	$124,009	20,670	21,658	(3)	(41,410)	[2]	$124,924
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in earnings	(41,510)	—	—	—	41,410	[2]	(100)
Common stock dividends received from subsidiaries	28,505	—	—	—	(28,405)	[2]	100
Depreciation of property, plant and equipment	99,738	34,188	20,099	—	—		154,025
Other amortization	554	1,979	2,544	—	—		5,077
Increase in deferred income taxes	41,409	10,569	12,529	—	—		64,507
Change in tax credits, net	5,152	818	1,047	—	—		7,017
Allowance for equity funds used during construction	(4,495)	(643)	(423)	—	—		(5,561)
Change in cash overdraft	—	—	1,038	—	—		1,038
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	49,974	(1,459)	1,178	—	(248)	[1]	49,445
Decrease (increase) in accrued unbilled revenues	(7,152)	(2,707)	33	—	—		(9,826)
Decrease in fuel oil stock	23,563	1,307	2,462	—	—		27,332
Increase in materials and supplies	(5,598)	(1,547)	(814)	—	—		(7,959)
Increase in regulatory assets	(46,047)	(9,237)	(10,177)	—	—		(65,461)
Decrease in accounts payable	(6,136)	(4,756)	(9,936)	—	—		(20,828)
Change in prepaid and accrued income taxes and revenue taxes	4,632	(4,114)	(2,546)	—	—		(2,028)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	2,325	(1)	(84)	—	—		2,240
Change in other assets and liabilities	(17,941)	(6,262)	(7,544)	—	248	[1]	(31,499)
Net cash provided by (used in) operating activities	250,982	38,805	31,064	(3)	(28,405)		292,443
Cash flows from investing activities
Capital expenditures	(237,899)	(52,135)	(52,451)	—	—		(342,485)
Contributions in aid of construction	21,686	7,590	2,884	—	—		32,160
Advances from affiliates	2,561	17,050	—	—	(19,611)	[1]	—
Other	—	(230)	—	—	—		(230)
Investment in consolidated subsidiary	(12,461)	—	—	—	12,461	[2]	—
Net cash used in investing activities	(226,113)	(27,725)	(49,567)	—	(7,150)		(310,555)
Cash flows from financing activities
Common stock dividends	(81,578)	(14,388)	(14,017)	—	28,405	[2]	(81,578)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of common stock	78,500	—	12,461	—	(12,461)	[2]	78,500
Proceeds from the issuance of long-term debt	140,000	56,000	40,000	—	—		236,000
Repayment of long-term debt	(90,000)	(56,000)	(20,000)	—	—		(166,000)
Net decrease in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(17,050)	—	(2,561)	—	19,611	[1]	—
Other	(681)	(273)	(195)	—	—		(1,149)
Net cash provided by (used in) financing activities	28,111	(15,195)	15,307	—	35,555		63,778
Net increase (decrease) in cash and cash equivalents	52,980	(4,115)	(3,196)	(3)	—		45,666
Cash and cash equivalents, January 1	8,265	5,441	3,349	104	—		17,159
Cash and cash equivalents, December 31	$61,245	1,326	153	101	—		$62,825

Consolidating statement of cash flows
Year ended December 31, 2012

(in thousands)	Hawaiian Electric	Hawaii Electric Light	Maui Electric	Other subsidiaries	Consolidating adjustments		Hawaiian Electric Consolidated
Cash flows from operating activities
Net income (loss)	$100,356	16,746	13,008	(3)	(28,836)	[2]	$101,271
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Equity in earnings	(28,936)	—	—	—	28,836	[2]	(100)
Common stock dividends received from subsidiaries	47,035	—	—	—	(46,935)	[2]	100
Depreciation of property, plant and equipment	90,783	33,337	20,378	—	—		144,498
Other amortization	1,508	3,252	2,238	—	—		6,998
Impairment of utility assets	29,000	5,500	5,500	—	—		40,000
Increase in deferred income taxes	66,968	7,457	12,453	—	—		86,878
Change in tax credits, net	5,006	522	547	—	—		6,075
Allowance for equity funds used during construction	(5,735)	(585)	(687)	—	—		(7,007)
Changes in assets and liabilities:
Increase in accounts receivable	(48,451)	(1,106)	(2,164)	—	4,717	[1]	(47,004)
Decrease (increase) in accrued unbilled revenues	2,728	4,106	(3,306)	—	—		3,528
Decrease in fuel oil stock	4,861	3,732	1,536	—	—		10,129
Increase in materials and supplies	(6,683)	(636)	(578)	—	—		(7,897)
Increase in regulatory assets	(55,605)	(9,649)	(7,147)	—	—		(72,401)
Increase (decrease) in accounts payable	(31,743)	(8,110)	940	—	—		(38,913)
Change in prepaid and accrued income taxes and revenue taxes	19,871	1,935	3,433	—	—		25,239
Decrease in defined benefit pension and other postretirement benefits plans liability	(434)	(191)	(119)	—	—		(744)
Change in other assets and liabilities	(44,880)	(11,143)	(12,678)	(1)	(4,717)	[1]	(73,419)
Net cash provided by (used in) operating activities	145,649	45,167	33,354	(4)	(46,935)		177,231
Cash flows from investing activities
Capital expenditures	(233,792)	(41,060)	(35,239)	—	—		(310,091)
Contributions in aid of construction	32,285	8,184	5,513	—	—		45,982
Advances from (to) affiliates	(9,400)	28,100	18,500	—	(37,200)	[1]	—
Net cash used in investing activities	(210,907)	(4,776)	(11,226)	—	(37,200)		(264,109)
Cash flows from financing activities
Common stock dividends	(73,044)	(27,738)	(19,197)	—	46,935	[2]	(73,044)
Preferred stock dividends of Hawaiian Electric and subsidiaries	(1,080)	(534)	(381)	—	—		(1,995)
Proceeds from the issuance of long-term debt	367,000	31,000	59,000	—	—		457,000
Proceeds from issuance of common stock	44,000	—	—	—	—		44,000
Repayment of long-term debt	(259,580)	(41,200)	(67,720)	—	—		(368,500)
Net increase (decrease) in short-term borrowings from non-affiliates and affiliate with original maturities of three months or less	(46,600)	—	9,400	—	37,200	[1]	—
Other	(1,992)	139	(377)	—	—		(2,230)
Net cash provided by (used in) financing activities	28,704	(38,333)	(19,275)	—	84,135		55,231
Net increase (decrease) in cash and cash equivalents	(36,554)	2,058	2,853	(4)	—		(31,647)
Cash and cash equivalents, January 1	44,819	3,383	496	108	—		48,806
Cash and cash equivalents, December 31	$8,265	5,441	3,349	104	—		$17,159
Explanation of consolidating adjustments on consolidating schedules:

[1]	Eliminations of intercompany receivables and payables and other intercompany transactions.

[2]	Elimination of investment in subsidiaries, carried at equity.

[3]	Reclassification of accrued income taxes for financial statement presentation.

5 · Bank segment (HEI only)
Selected financial information
American Savings Bank, F.S.B.
Statements of Income Data

Years ended December 31	2014	2013	2012
(in thousands)
Interest and dividend income
Interest and fees on loans	$179,341	$172,969	$176,057
Interest and dividends on investment securities	11,945	13,095	13,822
Total interest and dividend income	191,286	186,064	189,879
Interest expense
Interest on deposit liabilities	5,077	5,092	6,423
Interest on other borrowings	5,731	4,985	4,869
Total interest expense	10,808	10,077	11,292
Net interest income	180,478	175,987	178,587
Provision for loan losses	6,126	1,507	12,883
Net interest income after provision for loan losses	174,352	174,480	165,704
Noninterest income
Fees from other financial services	21,747	27,099	31,361
Fee income on deposit liabilities	19,249	18,363	17,775
Fee income on other financial products	8,131	8,405	6,577
Bank-owned life insurance	3,949	3,928	3,981
Mortgage banking income	2,913	8,309	14,628
Gains on sale of investment securities	2,847	1,226	134
Other income, net	2,375	4,753	1,204
Total noninterest income	61,211	72,083	75,660
Noninterest expense
Compensation and employee benefits	79,885	82,910	75,979
Occupancy	17,197	16,747	17,179
Data processing	11,690	10,952	10,098
Services	10,269	9,015	9,866
Equipment	6,564	7,295	7,105
Office supplies, printing and postage	6,089	4,233	3,870
Marketing	3,999	3,373	3,260
FDIC insurance	3,261	3,253	3,307
Other expense	20,990	21,726	21,679
Total noninterest expense	159,944	159,504	152,343
Income before income taxes	75,619	87,059	89,021
Income taxes	24,127	29,525	30,384
Net income	$51,492	$57,534	$58,637

Statements of Comprehensive Income

Years ended December 31	2014	2013	2012
(in thousands)
Net income	$51,492	$57,534	$58,637
Other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on available-for sale investment securities:
Net unrealized gains (losses) on available-for sale investment securities arising during the period, net of (taxes) benefits of $(3,856), $9,037 and ($631), for 2014, 2013 and 2012, respectively	5,840	(13,686)	956
Less: reclassification adjustment for net realized gains included in net income, net of taxes of $1,132, $488 and $53 for 2014, 2013 and 2012, respectively	(1,715)	(738)	(81)
Retirement benefit plans:
Net gains (losses) arising during the period, net of (taxes) benefits of $6,164, ($10,450) and $5,240 for 2014, 2013 and 2012, respectively	(9,336)	15,826	(7,936)
Less: amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost, net of tax benefits of $561, $1,187 and $684 for 2014, 2013 and 2012, respectively	850	1,797	1,036
Other comprehensive income (loss), net of taxes	(4,361)	3,199	(6,025)
Comprehensive income	$47,131	$60,733	$52,612
Balance Sheets Data

December 31		2014		2013
(in thousands)
Assets
Cash and due from banks		$107,233		$108,998
Interest-bearing deposits		54,230		47,605
Available-for-sale investment securities, at fair value		550,394		529,007
Stock in Federal Home Loan Bank of Seattle, at cost		69,302		92,546
Loans receivable held for investment		4,434,651		4,150,229
Allowance for loan losses		(45,618)		(40,116)
Net loans		4,389,033		4,110,113
Loans held for sale, at lower of cost or fair value		8,424		5,302
Other		304,435		268,063
Goodwill		82,190		82,190
Total assets		$5,565,241		$5,243,824
Liabilities and shareholder’s equity
Deposit liabilities–noninterest-bearing		$1,342,794		$1,214,418
Deposit liabilities–interest-bearing		3,280,621		3,158,059
Other borrowings		290,656		244,514
Other		116,527		105,679
Total liabilities		5,030,598		4,722,670
Commitments and contingencies (see “Litigation” below)
Common stock		1		1
Additional paid in capital		338,411		336,053
Retained earnings		212,789		197,297
Accumulated other comprehensive loss, net of tax benefits
Net unrealized gains (losses) on securities	$462		$(3,663)
Retirement benefit plans	(17,020)	(16,558)	(8,534)	(12,197)
Total shareholder’s equity		534,643		521,154
Total liabilities and shareholder’s equity		$5,565,241		$5,243,824

December 31	2014	2013
(in thousands)
Other assets
Bank-owned life insurance	$134,115	$129,963
Premises and equipment, net	92,407	67,766
Prepaid expenses	3,196	3,616
Accrued interest receivable	13,632	13,133
Mortgage-servicing rights	11,540	11,687
Low-income housing equity investments	32,457	14,543
Real estate acquired in settlement of loans, net	891	1,205
Other	16,197	26,150
	$304,435	$268,063
Other liabilities
Accrued expenses	$37,880	$19,989
Federal and state income taxes payable	26,806	37,807
Cashier’s checks	20,509	21,110
Advance payments by borrowers	9,652	9,647
Other	21,680	17,126
	$116,527	$105,679
Bank-owned life insurance is life insurance purchased by ASB on the lives of certain key employees, with ASB as the beneficiary. The insurance is used to fund employee benefits through tax-free income from increases in the cash value of the policies and insurance proceeds paid to ASB upon an insured’s death.
Available-for-sale investment securities. The major components of investment securities were as follows:

					Gross unrealized losses
		Gross	Gross	Estimated	Less than 12 months			12 months or longer
(dollars in thousands)	Amortized cost	unrealized gains	unrealized losses	fair value	Number of issues	Fair value	Amount	Number of issues	Fair value	Amount
December 31, 2014
Available-for-sale
U.S. Treasury and federal agency obligations	$119,507	$1,092	$(1,039)	$119,560	6	$41,970	$(361)	5	$29,168	$(678)
Mortgage-related securities- FNMA, FHLMC and GNMA	430,120	5,653	(4,939)	430,834	6	47,029	(164)	29	172,623	(4,775)
	$549,627	$6,745	$(5,978)	$550,394	12	$88,999	$(525)	34	$201,791	$(5,453)
December 31, 2013
Available-for-sale
Federal agency obligations	$83,193	$174	$(2,394)	$80,973	10	$70,799	$(2,394)	—	$—	$—
Mortgage-related securities- FNMA, FHLMC and GNMA	374,993	4,911	(10,460)	369,444	36	228,543	(8,819)	4	19,655	(1,641)
Municipal bonds	76,904	1,826	(140)	78,590	3	14,478	(140)	—	—	—
	$535,090	$6,911	$(12,994)	$529,007	49	$313,820	$(11,353)	4	$19,655	$(1,641)
During 2014, ASB sold all of the municipal bonds held in its investment securities portfolio.
ASB does not believe that the investment securities that were in an unrealized loss position as of December 31, 2014, represent an other-than-temporary impairment. Total gross unrealized losses were primarily attributable to rising interest rates relative to when the investment securities were purchased and not due to the credit quality of the investment securities. The gross unrealized losses reported for mortgage-related securities are backed by the full faith and credit guaranty of the United States government or an agency of the government. ASB does not intend to sell the securities before the recovery of its amortized cost basis. ASB did not recognize OTTI for 2014, 2013 and 2012.
U.S. Treasury and federal agency obligations have contractual terms to maturity. Mortgage-related securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages.

The contractual maturities of available-for-sale investment securities were as follows:

	Amortized	Fair
December 31, 2014	Cost	value
(in thousands)
Due in one year or less	$—	$—
Due after one year through five years	34,953	35,007
Due after five years through ten years	47,131	47,885
Due after ten years	37,423	36,668
	119,507	119,560
Mortgage-related securities-FNMA,FHLMC and GNMA	430,120	430,834
Total available-for-sale securities	$549,627	$550,394
The proceeds, gross gains and losses from sales of available-for-sale investment securities were as follows:

Years ended December 31	2014	2013	2012
(in millions)
Proceeds	$79.6	$71.4	$3.5
Gross gains	2.8	1.2	—
Gross losses	—	—	—
Interest income from taxable and non-taxable investment securities were as follows:

Years ended December 31	2014	2013	2012
(in thousands)
Taxable	$11,666	$11,474	$12,309
Non-taxable	279	1,621	1,513
	$11,945	$13,095	$13,822
ASB pledged securities with a market value of approximately $88.6 million and $87.1 million as of December 31, 2014 and 2013, respectively, as collateral for public funds deposits, automated clearinghouse transactions with Bank of Hawaii, and deposits in ASB’s bankruptcy account with the Federal Reserve Bank of San Francisco. As of December 31, 2014 and 2013, securities with a carrying value of $230.2 million and $187.1 million, respectively, were pledged as collateral for securities sold under agreements to repurchase.
Stock in FHLB of Seattle.  As of December 31, 2014 and 2013, ASB’s stock in FHLB of Seattle was carried at cost ($69.3 million and $92.5 million, respectively) because it can only be redeemed at par and it is a required investment based on measurements of ASB’s capital, assets and borrowing levels. Periodically and as conditions warrant, ASB reviews its investment in the stock of the FHLB of Seattle for impairment. ASB evaluated its investment in FHLB stock for OTTI as of December 31, 2014, consistent with its accounting policy. ASB did not recognize an OTTI loss for 2014 based on its evaluation of the underlying investment, including:

•	the net income and growth in retained earnings recorded by the FHLB of Seattle in the first nine months of 2014;

•	compliance by the FHLB of Seattle with all of its regulatory capital requirements and being classified “adequately capitalized” by the Federal Housing Finance Agency (Finance Agency);

•	being allowed by the Finance Agency to repurchase excess stock;

•	commitments by the FHLB of Seattle to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB of Seattle;

•	the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB of Seattle;

•	the liquidity position of the FHLB of Seattle; and

•	ASB’s intent and assessment of whether it will more likely than not be required to sell the FHLB stock before recovery of its par value.
Deterioration in the FHLB of Seattle’s financial position may result in future impairment losses.

Loans receivable.
The components of loans receivable were summarized as follows:

December 31	2014	2013
(in thousands)
Real estate:
Residential 1-4 family	$2,044,205	$2,006,007
Commercial real estate	531,917	440,443
Home equity line of credit	818,815	739,331
Residential land	16,240	16,176
Commercial construction	96,438	52,112
Residential construction	18,961	12,774
Total real estate	3,526,576	3,266,843
Commercial	791,757	783,388
Consumer	122,656	108,722
Total loans	4,440,989	4,158,953
Less: Deferred fees and discounts	(6,338)	(8,724)
Allowance for loan losses	(45,618)	(40,116)
Total loans, net	$4,389,033	$4,110,113
The Company’s policy is to require private mortgage insurance on all real estate loans when the loan-to-value ratio of the property exceeds 80% of the lower of the appraised value or purchase price at origination. For non-owner occupied residential properties, the loan-to-value ratio may not exceed 80% of the lower of the appraised value or purchase price at origination. The Company is subject to the risk that the insurance company cannot satisfy the Company’s claim on policies.
ASB services real estate loans for investors (principal balance of $1.4 billion, $1.4 billion and $1.3 billion as of December 31, 2014, 2013 and 2012, respectively), which are not included in the accompanying consolidated balance sheets data. ASB reports fees earned for servicing such loans as income when the related mortgage loan payments are collected and charges loan servicing cost to expense as incurred.
As of December 31, 2014 and 2013, ASB had pledged loans with an amortized cost of approximately $1.9 billion and $1.7 billion, respectively, as collateral to secure advances from the FHLB of Seattle.
As of December 31, 2014 and 2013, the aggregate amount of loans to directors and executive officers of ASB and its affiliates and any related interests (as defined in Federal Reserve Board (FRB) Regulation O) of such individuals, was $49.6 million and $45.8 million, respectively. The $3.8 million increase in such loans in 2014 was attributed to new commitments and loans of $6.4 million to new and existing directors and executive officers, offset by closed lines of credits and repayments of $2.6 million. As of December 31, 2014 and 2013, $46.2 million and $40.5 million of the loan balances, respectively, were to related interests of individuals who are directors of ASB. All such loans were made at ASB’s normal credit terms. Management believes these loans do not represent more than a normal risk of collection.
Allowance for loan losses.  As discussed in Note 1, ASB must maintain an allowance for loan losses that is adequate to absorb estimated probable credit losses associated with its loan portfolio.

The allowance for loan losses (balances and changes) and financing receivables were as follows:

(in thousands)	Residential 1-4 family	Commercial real estate	Home equity line of credit	Residential land	Commercial construction	Residential construction	Commercial	Consumer	Unallo- cated	Total
December 31, 2014
Allowance for loan losses:
Beginning balance	$5,534	$5,059	$5,229	$1,817	$2,397	$19	$15,803	$2,367	$1,891	$40,116
Charge-offs	(987)	—	(196)	(81)	—	—	(1,872)	(2,414)	—	(5,550)
Recoveries	1,180	—	752	469	—	—	1,636	889	—	4,926
Provision	(1,065)	3,895	1,197	(330)	3,074	9	(1,550)	2,787	(1,891)	6,126
Ending balance	$4,662	$8,954	$6,982	$1,875	$5,471	$28	$14,017	$3,629	$—	$45,618
Ending balance: individually evaluated for impairment	$951	$1,845	$46	$1,057	$—	$—	$760	$6		$4,665
Ending balance: collectively evaluated for impairment	$3,711	$7,109	$6,936	$818	$5,471	$28	$13,257	$3,623	$—	$40,953
Financing Receivables:
Ending balance	$2,044,205	$531,917	$818,815	$16,240	$96,438	$18,961	$791,757	$122,656		$4,440,989
Ending balance: individually evaluated for impairment	$22,981	$5,112	$779	$7,850	$—	$—	$13,108	$16		$49,846
Ending balance: collectively evaluated for impairment	$2,021,224	$526,805	$818,036	$8,390	$96,438	$18,961	$778,649	$122,640		$4,391,143
December 31, 2013
Allowance for loan losses:
Beginning balance	$6,068	$2,965	$4,493	$4,275	$2,023	$9	$15,931	$4,019	$2,202	$41,985
Charge-offs	(1,162)	—	(782)	(485)	—	—	(3,056)	(2,717)	—	(8,202)
Recoveries	1,881	—	358	868	—	—	1,089	630	—	4,826
Provision	(1,253)	2,094	1,160	(2,841)	374	10	1,839	435	(311)	1,507
Ending balance	$5,534	$5,059	$5,229	$1,817	$2,397	$19	$15,803	$2,367	$1,891	$40,116
Ending balance: individually evaluated for impairment	$642	$1,118	$—	$1,332	$—	$—	$2,246	$—		$5,338
Ending balance: collectively evaluated for impairment	$4,892	$3,941	$5,229	$485	$2,397	$19	$13,557	$2,367	$1,891	$34,778
Financing Receivables:
Ending balance	$2,006,007	$440,443	$739,331	$16,176	$52,112	$12,774	$783,388	$108,722		$4,158,953
Ending balance: individually evaluated for impairment	$20,317	$4,604	$1,179	$10,577	$—	$—	$21,225	$19		$57,921
Ending balance: collectively evaluated for impairment	$1,985,690	$435,839	$738,152	$5,599	$52,112	$12,774	$762,163	$108,703		$4,101,032
Changes in the allowance for loan losses were as follows:

(dollars in thousands)	2014	2013	2012
Allowance for loan losses, January 1	$40,116	$41,985	$37,906
Provision for loan losses	6,126	1,507	12,883
Charge-offs, net of recoveries
Real estate loans	(1,137)	(678)	3,828
Other loans	1,761	4,054	4,976
Net charge-offs	624	3,376	8,804
Allowance for loan losses, December 31	$45,618	$40,116	$41,985
Ratio of net charge-offs to average total loans	0.01%	0.09%	0.24%
Credit quality.  ASB performs an internal loan review and grading on an ongoing basis. The review provides management with periodic information as to the quality of the loan portfolio and effectiveness of its lending policies and procedures. The objectives of the loan review and grading procedures are to identify, in a timely manner, existing or emerging credit trends so that appropriate steps can be initiated to manage risk and avoid or minimize future losses. Loans subject to grading include commercial, commercial real estate and commercial construction loans.

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
The credit risk profile by internally assigned grade for loans was as follows:

December 31	2014			2013
(in thousands)	Commercial real estate	Commercial construction	Commercial	Commercial real estate	Commercial construction	Commercial
Grade:
Pass	$493,105	$79,312	$743,334	$375,217	$52,112	$703,053
Special mention	5,209	—	16,095	33,436	—	17,634
Substandard	33,603	17,126	31,665	28,020	—	59,663
Doubtful	—	—	663	3,770	—	3,038
Loss	—	—	—	—	—	—
Total	$531,917	$96,438	$791,757	$440,443	$52,112	$783,388
The credit risk profile based on payment activity for loans was as follows:

(in thousands)	30-59 days past due	60-89 days past due	Greater than 90 days	Total past due	Current	Total financing receivables	Recorded Investment> 90 days and accruing
December 31, 2014
Real estate:
Residential 1-4 family	$6,124	$1,732	$12,632	$20,488	$2,023,717	$2,044,205	$—
Commercial real estate	—	—	—	—	531,917	531,917	—
Home equity line of credit	1,341	501	194	2,036	816,779	818,815	—
Residential land	—	—	—	—	16,240	16,240	—
Commercial construction	—	—	—	—	96,438	96,438	—
Residential construction	—	—	—	—	18,961	18,961	—
Commercial	699	145	569	1,413	790,344	791,757	—
Consumer	829	333	403	1,565	121,091	122,656	—
Total loans	$8,993	$2,711	$13,798	$25,502	$4,415,487	$4,440,989	$—
December 31, 2013
Real estate:
Residential 1-4 family	$2,728	$622	$15,411	$18,761	$1,987,246	$2,006,007	$—
Commercial real estate	—	—	3,770	3,770	436,673	440,443	—
Home equity line of credit	765	312	960	2,037	737,294	739,331	—
Residential land	184	48	2,756	2,988	13,188	16,176	—
Commercial construction	—	—	—	—	52,112	52,112	—
Residential construction	—	—	—	—	12,774	12,774	—
Commercial	1,668	612	3,026	5,306	778,082	783,388	—
Consumer	436	158	304	898	107,824	108,722	—
Total loans	$5,781	$1,752	$26,227	$33,760	$4,125,193	$4,158,953	$—

The credit risk profile based on nonaccrual loans, accruing loans 90 days or more past due, and TDR loans was as follows:

December 31	2014	2013
(in thousands)
Real estate:
Residential 1-4 family	$19,253	$19,679
Commercial real estate	5,112	4,439
Home equity line of credit	1,087	2,060
Residential land	720	3,161
Commercial construction	—	—
Residential construction	—	—
Commercial	10,053	18,781
Consumer	661	401
Total nonaccrual loans	$36,886	$48,521
Real estate:
Residential 1-4 family	$—	$—
Commercial real estate	—	—
Home equity line of credit	—	—
Residential land	—	—
Commercial construction	—	—
Residential construction	—	—
Commercial	—	—
Consumer	—	—
Total accruing loans 90 days or more past due	$—	$—
Real estate:
Residential 1-4 family	$13,525	$9,744
Commercial real estate	—	—
Home equity line of credit	480	171
Residential land	7,130	7,476
Commercial construction	—	—
Residential construction	—	—
Commercial	2,972	1,649
Consumer	—	—
Total troubled debt restructured loans not included above	$24,107	$19,040

The total carrying amount and the total unpaid principal balance of impaired loans were as follows:

December 31	2014					2013
(in thousands)	Recorded investment	Unpaid principal balance	Related Allow- ance	Average recorded investment	Interest income recognized*	Recorded investment	Unpaid principal balance	Related allow- ance	Average recorded investment	Interest income recognized*
With no related allowance recorded
Real estate:
Residential 1-4 family	$11,654	$12,987	$—	$9,056	$227	$9,708	$12,144	$—	$11,674	$386
Commercial real estate	571	626	—	194	—	—	—	—	802	—
Home equity line of credit	363	606	—	402	5	672	1,227	—	623	2
Residential land	2,344	3,200	—	2,728	172	2,622	3,612	—	6,675	482
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial	8,235	11,471	—	5,204	38	3,466	4,715	—	4,837	12
Consumer	—	—	—	8	—	19	19	—	20	—
	23,167	28,890	—	17,592	442	16,487	21,717	—	24,631	882
With an allowance recorded
Real estate:
Residential 1-4 family	11,327	11,347	951	8,822	419	6,216	6,236	642	6,455	372
Commercial real estate	4,541	4,541	1,845	3,415	478	4,604	4,686	1,118	5,745	152
Home equity line of credit	416	420	46	132	6	—	—	—	—	—
Residential land	5,506	5,584	1,057	6,415	484	7,452	7,623	1,332	6,844	409
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial	4,873	5,211	760	12,089	438	17,759	20,640	2,246	15,635	139
Consumer	16	16	6	9	—	—	—	—	—	—
	26,679	27,119	4,665	30,882	1,825	36,031	39,185	5,338	34,679	1,072
Total
Real estate:
Residential 1-4 family	22,981	24,334	951	17,878	646	15,924	18,380	642	18,129	758
Commercial real estate	5,112	5,167	1,845	3,609	478	4,604	4,686	1,118	6,547	152
Home equity line of credit	779	1,026	46	534	11	672	1,227	—	623	2
Residential land	7,850	8,784	1,057	9,143	656	10,074	11,235	1,332	13,519	891
Commercial construction	—	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—	—
Commercial	13,108	16,682	760	17,293	476	21,225	25,355	2,246	20,472	151
Consumer	16	16	6	17	—	19	19	—	20	—
	$49,846	$56,009	$4,665	$48,474	$2,267	$52,518	$60,902	$5,338	$59,310	$1,954
* Since loan was classified as impaired.
Troubled debt restructurings.  A loan modification is deemed to be a TDR when ASB grants a concession it would not otherwise consider were it not for the borrower’s financial difficulty. When a borrower experiencing financial difficulty fails to make a required payment on a loan or is in imminent default, ASB takes a number of steps to improve the collectability of the loan and maximize the likelihood of full repayment. At times, ASB may modify or restructure a loan to help a distressed borrower improve its financial position to eventually be able to fully repay the loan, provided the borrower has demonstrated both the willingness and the ability to fulfill the modified terms. TDR loans are considered an alternative to foreclosure or liquidation with the goal of minimizing losses to ASB and maximizing recovery.
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
Loan modifications that occurred during 2014 and 2013 were as follows:

Years ended December 31	2014				2013
	Number	Outstanding recorded investment		Net increase in ALLL (as of period end)	Number	Outstanding recorded investment		Net increase in ALLL (as of period end)
(dollars in thousands)	of contracts	Pre-modification	Post-modification		of contracts	Pre-modification	Post-modification
Troubled debt restructurings
Real estate:
Residential 1-4 family	38	$10,680	$10,737	$163	34	$8,876	$8,957	$297
Commercial real estate	—	—	—	—	—	—	—	—
Home equity line of credit	8	502	502	42	5	637	390	—
Residential land	18	4,304	4,304	242	20	6,215	6,206	131
Commercial construction	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Commercial	7	3,827	3,827	13	7	4,646	4,646	94
Consumer	—	—	—	—	—	—	—	—
	71	$19,313	$19,370	$460	66	$20,374	$20,199	$522
Loans modified in TDRs that experienced a payment default of 90 days or more in 2014 and 2013, and for which the payment default occurred within one year of the modification, were as follows:

Years ended December 31	2014		2013
(dollars in thousands)	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Troubled debt restructurings that subsequently defaulted
Real estate:
Residential 1-4 family	1	$390	—	$—
Commercial real estate	—	—	—	—
Home equity line of credit	—	—	1	67
Residential land	—	—	—	—
Commercial construction	—	—	—	—
Residential construction	—	—	—	—
Commercial	1	14	2	660
Consumer	—	—	—	—
	2	$404	3	$727
If loans modified in a TDR subsequently default, ASB evaluates the loan for further impairment. Based on its evaluation, adjustments may be made in the allocation of the allowance or partial charge-offs may be taken to further write-down the carrying value of the loan. Commitments to lend additional funds to borrowers whose loan terms have been impaired or modified in TDRs totaled $0.5 million at December 31, 2014.
Mortgage servicing rights. In its mortgage banking business, ASB sells residential mortgage loans to government-sponsored entities and other parties, who may issue securities backed by pools of such loans. ASB retains no beneficial interests in these sales, but may retain the servicing rights of the loans sold.
ASB received $155.0 million, $273.8 million, and $513.0 million of proceeds from the sale of residential mortgages in 2014, 2013, and 2012, respectively, and recognized gains on such loans of $2.9 million, $8.3 million, and $14.6 million in

2014, 2013, and 2012, respectively. Repurchased mortgage loans in 2014, 2013, and 2012 were $0.5 million, $1.9 million and $0.4 million, respectively.
Mortgage servicing fees, a component of other income, net, were $3.5 million, $3.3 million, and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Changes in carrying value of mortgage servicing rights were as follows:

(in thousands)	Gross carrying amount	Accumulated amortization	Valuation allowance	Net carrying amount
December 31, 2014	$27,185	$(15,436)	$(209)	$11,540
December 31, 2013	$25,644	$(13,706)	$(251)	$11,687
Changes related to mortgage servicing rights were as follows:

(in thousands)	2014	2013	2012
Mortgage servicing rights
Balance, January 1	$11,938	$11,316	$8,402
Amount capitalized	1,637	2,611	4,845
Amortization	(1,731)	(1,802)	(1,750)
Other-than-temporary impairment	(95)	(187)	(181)
Carrying amount before valuation allowance, December 31	11,749	11,938	11,316
Valuation allowance for mortgage servicing rights
Balance, January 1	251	498	175
Provision (recovery)	53	(60)	504
Other-than-temporary impairment	(95)	(187)	(181)
Balance, December 31	209	251	498
Net carrying value of mortgage servicing rights	$11,540	$11,687	$10,818
The estimated aggregate amortization expenses of mortgage servicing rights for 2015, 2016, 2017, 2018 and 2019 are $1.7 million, $1.5 million, $1.3 million, $1.1 million and $1.0 million, respectively.
ASB capitalizes mortgage servicing rights acquired through either the purchase or origination of mortgage loans for sale with servicing rights retained. Changes in mortgage interest rates impact the value of ASB’s mortgage servicing rights. Rising interest rates typically result in slower prepayment speeds in the loans being serviced for others which increases the value of mortgage servicing rights, whereas declining interest rates typically result in faster prepayment speeds which decrease the value of mortgage servicing rights and increase the amortization of the mortgage servicing rights.
Key assumptions used in estimating the fair value of ASB’s mortgage servicing rights were as follows:

December 31	2014	2013
(dollars in thousands)
Unpaid principal balance	$1,391,030	$1,357,003
Weighted average note rate	4.07%	4.07%
Weighted average discount rate	9.6%	9.8%
Weighted average prepayment speed	9.5%	8.6%

The sensitivity analysis of fair value of MSR to hypothetical adverse changes of 25 and 50 basis points in certain key assumptions was as follows:

December 31	2014	2013
(in thousands)
Prepayment rate:
25 basis points adverse rate change	$(757)	$(732)
50 basis points adverse change	(1,524)	(1,492)
Discount rate:
25 basis points adverse rate change	(140)	(154)
50 basis points adverse change	(278)	(306)
The effect of a variation in certain assumptions on fair value is calculated without changing any other assumptions. This analysis typically cannot be extrapolated because the relationship of a change in one key assumption to the changes in the fair value of MSRs typically is not linear.
Deposit liabilities. The summarized components of deposit liabilities were as follows:

December 31	2014		2013
(dollars in thousands)	Weighted-average stated rate	Amount	Weighted-average stated rate	Amount
Savings	0.06%	$1,923,062	0.06%	$1,826,907
Checking
Interest-bearing	0.02	768,787	0.02	721,700
Noninterest-bearing	—	665,005	—	643,628
Commercial checking	—	677,789	—	570,790
Money market	0.12	158,010	0.13	182,546
Term certificates	0.83	430,762	0.80	426,906
	0.11%	$4,623,415	0.11%	$4,372,477
As of December 31, 2014 and 2013, term certificates of $100,000 or more totaled $120 million and $102 million, respectively.
The approximate scheduled maturities of term certificates outstanding at December 31, 2014 were as follows:

(in thousands)
2015	$255,896
2016	55,614
2017	44,315
2018	16,949
2019	54,979
Thereafter	3,009
$430,762
Interest expense on deposit liabilities by type of deposit was as follows:

Years ended December 31	2014	2013	2012
(in thousands)
Term certificates	$3,603	$3,702	$4,865
Savings	1,134	1,052	1,128
Money market	214	232	319
Interest-bearing checking	126	106	111
	$5,077	$5,092	$6,423

Other borrowings.
Securities sold under agreements to repurchase.  Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the balance sheet. All such agreements are subject to master netting arrangements, which provide for conditional right of set-off in case of default by either party; however, ASB presents securities sold under agreements to repurchase on a gross basis in the balance sheet. The following tables present information about the securities sold under agreements to repurchase, including the related collateral received from or pledged to counterparties:

(in millions)	Gross amount of recognized liabilities	Gross amount offset in the Balance Sheet	Net amount of liabilities presented in the Balance Sheet
Repurchase agreements
December 31, 2014	$191	$—	$191
December 31, 2013	145	—	145

	Gross amount not offset in the Balance Sheet
(in millions)	Net amount of liabilities presented in the Balance Sheet	Financial instruments	Cash collateral pledged	Net amount
December 31, 2014
Financial institution	$50	$50	$—	$—
Government entities	56	56	—	—
Commercial account holders	85	85	—	—
Total	$191	$191	$—	$—
December 31, 2013
Financial institution	$51	$51	$—	$—
Commercial account holders	94	94	—	—
Total	$145	$145	$—	$—
The securities underlying the agreements to repurchase are book-entry securities and were delivered by appropriate entry into the counterparties’ accounts and segregated safekeeping accounts at the FHLB of Seattle. Securities sold under agreements to repurchase are accounted for as financing transactions and the obligations to repurchase these securities are recorded as liabilities in the consolidated balance sheets. The securities underlying the agreements to repurchase continue to be reflected in ASB’s asset accounts.
Information concerning securities sold under agreements to repurchase, which provided for the repurchase of identical securities, was as follows:

(dollars in millions)	2014	2013	2012
Amount outstanding as of December 31	$191	$145	$146
Average amount outstanding during the year	$155	$147	$173
Maximum amount outstanding as of any month-end	$195	$151	$189
Weighted-average interest rate as of December 31	1.45%	1.75%	1.74%
Weighted-average interest rate during the year	1.67%	1.74%	1.56%
Weighted-average remaining days to maturity as of December 31	343	367	489

As of December 31, 2014, securities sold under agreements to repurchase were summarized as follows:

Maturity	Repurchase liability		Weighted-average interest rate	Collateralized by mortgage-related securities and federal agency obligations at fair value plus accrued interest
(dollars in thousands)
Overnight	$84,758		0.15%	$114,883
1 to 29 days	—		—	—
30 to 90 days	—		—	—
Over 90 days	105,898	[1]	2.50	115,842
	$190,656		1.45%	$230,725

[1]	$50.3 million callable quarterly at par until maturity in 2016.
Advances from Federal Home Loan Bank.
FHLB advances are fixed rate for a specific term and consist of the following:

December 31, 2014	Weighted-average stated rate	Amount
(dollars in thousands)
Due in
2015	—%	$—
2016	—	—
2017	4.28	50,000	[1]
2018	1.95	50,000
2019	—	—
Thereafter	—	—
	3.12%	$100,000

[1]	Callable quarterly at par until maturity in 2017.
ASB and the FHLB of Seattle are parties to an Advances, Security and Deposit Agreement (Advances Agreement), which applies to currently outstanding and future advances, and governs the terms and conditions under which ASB borrows and the FHLB of Seattle makes loans or advances from time to time. Under the Advances Agreement, ASB agrees to abide by the FHLB of Seattle’s credit policies, and makes certain warranties and representations to the FHLB of Seattle. Upon the occurrence of and during the continuation of an “Event of Default” (which term includes any event of nonpayment of interest or principal of any advance when due or failure to perform any promise or obligation under the Advances Agreement or other credit arrangements between the parties), the FHLB of Seattle may, at its option, declare all indebtedness and accrued interest thereon, including any prepayment fees or charges, to be immediately due and payable. Advances from the FHLB of Seattle are collateralized by loans and stock in the FHLB of Seattle. As of December 31, 2014 and 2013, ASB’s available FHLB of Seattle borrowing capacity was $1.2 billion and $1.1 billion, respectively. ASB is required to obtain and hold a specific number of shares of capital stock of the FHLB of Seattle. ASB was in compliance with all Advances Agreement requirements as of December 31, 2014 and 2013.
Common stock equity.  In 1988, HEI agreed with the OTS predecessor regulatory agency at the time, to contribute additional capital to ASB up to a maximum aggregate amount of approximately $65.1 million (Capital Maintenance Agreement). As of December 31, 2014, as a result of capital contributions in prior years, HEI’s maximum obligation to contribute additional capital under the Capital Maintenance Agreement has been reduced to approximately $28.3 million. As of December 31, 2014, ASB was in compliance with the minimum capital requirements under OCC regulations.
In 2014, ASB paid cash dividends of $36 million to HEI, compared to cash dividends of $40 million in 2013. The FRB and OCC approved the dividends.
Related-party transactions. HEI charged ASB $2.3 million, $2.3 million and $1.9 million for general management and administrative services in 2014, 2013 and 2012, respectively. The amounts charged by HEI for services performed by HEI employees to its subsidiaries are allocated primarily on the basis of time expended in providing such services.

Derivative financial instruments. ASB enters into interest rate lock commitments (IRLCs) with borrowers, and forward commitments to sell loans or to-be-announced mortgage-backed securities to investors to hedge against the inherent interest rate and pricing risk associated with selling loans.
ASB enters into IRLCs for residential mortgage loans, which commit ASB to lend funds to a potential borrower at a specific interest rate and within a specified period of time. IRLCs that relate to the origination of mortgage loans that will be held for sale are considered derivative financial instruments under applicable accounting guidance. Outstanding IRLCs expose ASB to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from inception of the rate lock to the funding of the loan. The IRLCs are free-standing derivatives which are carried at fair value with changes recorded in mortgage banking income.
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
The notional amount and fair value of ASB’s derivative financial instruments were as follows:

December 31	2014		2013
(in thousands)	Notional amount	Fair value	Notional amount	Fair value
Interest rate lock commitments	$29,330	$390	$25,070	$464
Forward commitments	32,833	(106)	26,018	139
ASB’s derivative financial instruments, their fair values, and balance sheet location were as follows:

Derivative Financial Instruments Not Designated
as Hedging Instruments [1]
December 31	2014		2013
(in thousands)	Asset derivatives	Liability derivatives	Asset derivatives	Liability derivatives
Interest rate lock commitments	$393	$3	$488	$24
Forward commitments	5	111	141	2
	$398	$114	$629	$26
1 Asset derivatives are included in other assets and liability derivatives are included in other liabilities in the balance sheets.
The following table presents ASB’s derivative financial instruments and the amount and location of the net gains or losses recognized in the statements of income:

Derivative Financial Instruments Not Designated	Location of net gains
as Hedging Instruments	(losses) recognized in	Years ended December 31
(in thousands)	the Statements of Income	2014	2013	2012
Interest rate lock commitments	Mortgage banking income	$(74)	$464	$—
Forward commitments	Mortgage banking income	(245)	139	—
		$(319)	$603	$—
There were no significant gains or losses on derivatives in 2012.
Commitments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company minimizes its exposure to loss under these commitments by requiring that customers meet certain conditions prior to disbursing funds. The amount of collateral, if any, is based on a credit evaluation of the borrower and may include residential real estate, accounts receivable, inventory and property, plant and equipment.
Letters of credit are conditional commitments issued by the Company to guarantee payment and performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments for which collateral is deemed necessary.
The following is a summary of outstanding off-balance sheet arrangements:

December 31	2014	2013
(in thousands)
Unfunded commitments to extend credit:
Home equity line of credit	$1,089,633	$1,011,334
Commercial and commercial real estate	526,133	527,987
Consumer	56,312	58,080
Residential 1-4 family	20,524	14,241
Commercial and financial standby letters of credit	20,082	15,747
Total	$1,712,684	$1,627,389
Guarantees.  In October 2007, ASB, as a member financial institution of Visa U.S.A. Inc., received restricted shares of Visa, Inc. (Visa) as a result of a restructuring of Visa U.S.A. Inc. in preparation for an initial public offering by Visa. As a part of the restructuring, ASB entered into a judgment and loss sharing agreement with Visa in order to apportion financial responsibilities arising from any potential adverse judgment or negotiated settlements related to indemnified litigation involving Visa. In November 2012, a federal judge granted preliminary approval to a proposed settlement between merchants and Visa over credit card fees and in December 2013, a federal judge granted final approval to the settlement. Some merchants and trade organizations filed a notice of appeal shortly after the approval was issued. As of December 31, 2014, ASB had accrued a reserve of $1.1 million related to the agreement. Because the extent of ASB’s obligations under this agreement depends entirely upon the occurrence of future events, ASB’s maximum potential future liability under this agreement is not determinable.
Contingencies.  In March 2011, a purported class action lawsuit was filed in the First Circuit Court of the state of Hawaii by a customer who claimed that ASB had improperly charged overdraft fees on debit card transactions. ASB filed a motion to dismiss the lawsuit on the basis that ASB’s overdraft practices are governed by federal regulations established for federal savings banks which preempt the customer’s state law claims. In July 2011, the Circuit Court denied ASB's motion without prejudice and ASB appealed that decision. ASB's appeal is pending before the Hawaii Supreme Court. However, in December 2014, through a voluntary mediation process, ASB reached a tentative settlement of the claims. The tentative settlement, which remains subject to final court approval, provides for a payment of $2.0 million into a class settlement fund, the proceeds of which will be used to refund class members and pay attorneys’ fees and administrative and other costs, in exchange for a complete release of all claims asserted against ASB. As of December 2014, the $2.0 million tentative settlement amount was fully reserved by ASB.
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
Federal Deposit Insurance Corporation assessment. In February 2011, the Federal Deposit Insurance Corporation (FDIC) finalized rules to change its assessment base from total domestic deposits to average total assets minus average tangible equity, as required in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Assessment rates were reduced to a range of 2.5 to 9 basis points on the new assessment base for financial institutions in the lowest risk category. Financial institutions in the highest risk category have assessment rates of 30 to 45 basis points. The new rate schedule was effective April 1, 2011. For the years ended December 31, 2014 and 2013, ASB’s FDIC insurance assessments were $3.0 million and $2.9 million, respectively. The FDIC may impose special assessments in the future if it is deemed necessary to ensure the Deposit Insurance Fund ratio does not decline to a level that is close to zero or that could otherwise undermine public confidence in federal deposit insurance.

6 · Unconsolidated variable interest entities
HECO Capital Trust III.  Trust III was created and exists for the exclusive purposes of (i) issuing in March 2004 2,000,000 6.50% Cumulative Quarterly Income Preferred Securities, Series 2004 (2004 Trust Preferred Securities) ($50 million aggregate liquidation preference) to the public and trust common securities ($1.5 million aggregate liquidation preference) to Hawaiian Electric, (ii) investing the proceeds of these trust securities in 2004 Debentures issued by Hawaiian Electric in the principal amount of $31.5 million and issued by Hawaii Electric Light and Maui Electric each in the principal amount of $10 million, (iii) making distributions on these trust securities and (iv) engaging in only those other activities necessary or incidental thereto. The 2004 Trust Preferred Securities are mandatorily redeemable at the maturity of the underlying debt on March 18, 2034, which maturity may be extended to no later than March 18, 2053; and are currently redeemable at the issuer’s option without premium. The 2004 Debentures, together with the obligations of the Utilities under an expense agreement and Hawaiian Electric’s obligations under its trust guarantee and its guarantee of the obligations of Hawaii Electric Light and Maui Electric under their respective debentures, are the sole assets of Trust III. Taken together, Hawaiian Electric’s obligations under the Hawaiian Electric debentures, the Hawaiian Electric indenture, the subsidiary guarantees, the trust agreement, the expense agreement and trust guarantee provide, in the aggregate, a full, irrevocable and unconditional guarantee of payments of amounts due on the Trust Preferred Securities. Trust III has at all times been an unconsolidated subsidiary of Hawaiian Electric. Since Hawaiian Electric, as the holder of 100% of the trust common securities, does not absorb the majority of the variability of Trust III, Hawaiian Electric is not the primary beneficiary and does not consolidate Trust III in accordance with accounting rules on the consolidation of VIEs. Trust III’s balance sheet as of December 31, 2014 consisted of $51.5 million of 2004 Debentures; $50.0 million of 2004 Trust Preferred Securities; and $1.5 million of trust common securities. Trust III’s income statement for 2014 consisted of $3.4 million of interest income received from the 2004 Debentures; $3.3 million of distributions to holders of the Trust Preferred Securities; and $0.1 million of common dividends on the trust common securities to Hawaiian Electric. So long as the 2004 Trust Preferred Securities are outstanding, Hawaiian Electric is not entitled to receive any funds from Trust III other than pro-rata distributions, subject to certain subordination provisions, on the trust common securities. In the event of a default by Hawaiian Electric in the performance of its obligations under the 2004 Debentures or under its Guarantees, or in the event any of the Utilities elect to defer payment of interest on any of their respective 2004 Debentures, then Hawaiian Electric will be subject to a number of restrictions, including a prohibition on the payment of dividends on its common stock.
Power purchase agreements.  As of December 31, 2014, the Utilities had seven PPAs for firm capacity and other PPAs with smaller IPPs and Schedule Q providers (i.e., customers with cogeneration and/or small power production facilities with a capacity of 100 kilowatts (kWs) or less who buy power from or sell power to the Utilities), none of which are currently required to be consolidated as VIEs. Approximately 90% of the firm capacity is purchased from AES Hawaii, Inc. (AES Hawaii), Kalaeloa Partners, L.P. (Kalaeloa), Hamakua Energy Partners, L.P. (HEP) and HPOWER. Purchases from all IPPs were as follows:

Years ended December 31	2014	2013	2012
(in millions)
AES Hawaii	$145	$134	$146
Kalaeloa	279	301	310
HEP	51	51	65
HPOWER	66	61	65
Other IPPs	181	164	138
Total IPPs	$722	$711	$724

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
Since 2004, Hawaiian Electric has continued its efforts to obtain from the IPPs the information necessary to make the determinations required under accounting standards for VIEs. In each year from 2005 to 2014, the Utilities sent letters to the identified IPPs requesting the required information. All of these IPPs declined to provide the necessary information, except that Kalaeloa later agreed to provide the information pursuant to the amendments to its PPA (see below) and an entity owning a wind farm provided information as required under its PPA. Management has concluded that the consolidation of two entities owning wind farms was not required as Hawaii Electric Light and Maui Electric do not have variable interests in the entities because the PPAs do not require them to absorb any variability of the entities.

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
Kalaeloa Partners, L.P.  In October 1988, Hawaiian Electric entered into a PPA with Kalaeloa, subsequently approved by the PUC, which provided that Hawaiian Electric would purchase 180 MW of firm capacity for a period of 25 years beginning in May 1991. In October 2004, Hawaiian Electric and Kalaeloa entered into amendments to the PPA, subsequently approved by the PUC, which together effectively increased the firm capacity from 180 MW to 208 MW. The energy payments that Hawaiian Electric makes to Kalaeloa include: (1) a fuel component, with a fuel price adjustment based on the cost of low sulfur fuel oil, (2) a fuel additives cost component, and (3) a non-fuel component, with an adjustment based on changes in the Gross National Product Implicit Price Deflator. The capacity payments that Hawaiian Electric makes to Kalaeloa are fixed in accordance with the PPA. Kalaeloa also has a steam delivery cogeneration contract with another customer, the term of which coincides with the PPA. The facility has been certified by the Federal Energy Regulatory Commission as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.
Pursuant to the current accounting standards for VIEs, Hawaiian Electric is deemed to have a variable interest in Kalaeloa by reason of the provisions of Hawaiian Electric’s PPA with Kalaeloa. However, management has concluded that Hawaiian Electric is not the primary beneficiary of Kalaeloa because Hawaiian Electric does not have the power to direct the activities that most significantly impact Kalaeloa’s economic performance nor the obligation to absorb Kalaeloa’s expected losses, if any, that could potentially be significant to Kalaeloa. Thus, Hawaiian Electric has not consolidated Kalaeloa in its consolidated financial statements. A significant factor affecting the level of expected losses Hawaiian Electric could potentially absorb is the fact that Hawaiian Electric’s exposure to fuel price variability is limited to the remaining term of the PPA as compared to the facility’s remaining useful life. Although Hawaiian Electric absorbs fuel price variability for the remaining term of the PPA, the PPA does not currently expose Hawaiian Electric to losses as the fuel and fuel related energy payments under the PPA have been approved by the PUC for recovery from customers through base electric rates and through Hawaiian Electric’s ECAC to the extent the fuel and fuel related energy payments are not included in base energy rates. As of December 31, 2014, Hawaiian Electric’s accounts payable to Kalaeloa amounted to $13 million.

7 · Short-term borrowings
As of December 31, 2014 and 2013, HEI had $119 million and $105 million of outstanding commercial paper, respectively, with a weighted-average interest rate of 0.7% and 0.7%, respectively, and Hawaiian Electric had no commercial paper outstanding.
As of December 31, 2014, HEI and Hawaiian Electric each maintained a syndicated credit facility of $150 million and $200 million, respectively. Both HEI and Hawaiian Electric had no borrowings under its facility during 2014 and 2013. None of the facilities are collateralized.
Credit agreements.
HEI.  On April 2, 2014, HEI and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (HEI Facility). The HEI Facility increased HEI’s line of credit to $150 million from $125 million, extended the term of the facility to April 2, 2019, and provided improved pricing compared to HEI’s prior facility. Under the HEI Facility, draws would generally bear interest, based on HEI’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 137.5 basis points and annual fees on undrawn commitments of 20 basis points. The HEI Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the HEI Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. In addition, the HEI Consolidated Net Worth covenant, as defined in the original facility, was removed from the HEI Facility, leaving only one financial covenant (relating to HEI’s ratio of funded debt to total capitalization, each on a non-consolidated basis). Under the credit agreement, it is an event of default if HEI fails to maintain an unconsolidated “Capitalization Ratio” (funded debt) of 50% or less (actual ratio of 19% as of December 31, 2014, as calculated under the agreement) or if HEI no longer owns Hawaiian Electric. The HEI Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with covenants (such as covenants preventing HEI’s subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, HEI).
The facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay HEI’s short-term and long-term indebtedness, to make investments in or loans to subsidiaries and for HEI’s working capital and general corporate purposes.
Hawaiian Electric.  On April 2, 2014, Hawaiian Electric and a syndicate of nine financial institutions entered into an amended and restated revolving non-collateralized credit agreement (Hawaiian Electric Facility). The Hawaiian Electric Facility increased Hawaiian Electric’s line of credit to $200 million from $175 million. In January 2015, the PUC approved Hawaiian Electric’s request to extend the term of the credit facility to April 2, 2019. The Hawaiian Electric Facility provided improved pricing compared to its prior facility. Under the Hawaiian Electric Facility, draws would generally bear interest, based on Hawaiian Electric’s current long-term credit ratings, at the “Adjusted LIBO Rate,” as defined in the agreement, plus 125 basis points and annual fees on undrawn commitments of 17.5 basis points. The Hawaiian Electric Facility contains updated provisions for pricing adjustments in the event of a long-term ratings change based on the Hawaiian Electric Facility’s ratings-based pricing grid. Certain modifications were made to incorporate some updated terms and conditions customary for facilities of this type. The Hawaiian Electric Facility does not contain clauses that would affect access to the facility by reason of a ratings downgrade, nor does it have broad “material adverse change” clauses, but it continues to contain customary conditions which must be met in order to draw on it, including compliance with several covenants (such as covenants preventing its subsidiaries from entering into agreements that restrict the ability of the subsidiaries to pay dividends to, or to repay borrowings from, Hawaiian Electric, and restricting its ability as well as the ability of any of its subsidiaries to guarantee additional indebtedness of the subsidiaries if such additional debt would cause the subsidiary’s “Consolidated Subsidiary Funded Debt to Capitalization Ratio” to exceed 65% (ratio of 41% for Hawaii Electric Light and 42% for Maui Electric as of December 31, 2014, as calculated under the agreement)). In addition to customary defaults, Hawaiian Electric’s failure to maintain its financial ratios, as defined in its credit agreement, or meet other requirements may result in an event of default. For example, under the credit agreement, it is an event of default if Hawaiian Electric fails to maintain a “Consolidated Capitalization Ratio” (equity) of at least 35% (ratio of 58% as of December 31, 2014, as calculated under the credit agreement), or if Hawaiian Electric is no longer owned by HEI. Under the proposed Merger Agreement, Hawaiian Electric will become a wholly-owned subsidiary of NextEra. The terms of the Hawaiian Electric Facility are such that the proposed Merger would constitute a “Change in Control.” Hawaiian Electric has requested, and the financial institutions providing the Hawaiian Electric Facility have consented and agreed, that the proposed Merger shall not constitute a “Change in Control,” as defined in the credit agreement, provided that (i) the Merger is consummated and (ii) Hawaiian Electric becomes and remains a wholly-owned subsidiary of NextEra.

The credit facility will be maintained to support the issuance of commercial paper, but also may be drawn to repay Hawaiian Electric’s short-term indebtedness, to make loans to subsidiaries and for Hawaiian Electric’s capital expenditures, working capital and general corporate purposes.
d

8 · Long-term debt

December 31	2014	2013
(dollars in thousands)
Long-term debt of Utilities [1]	$1,206,546	$1,217,945
HEI term loan LIBOR + .90%, due 2016	125,000	—
HEI medium-term note 6.51%, paid 2014	—	100,000
HEI senior note 4.41%, due 2016	75,000	75,000
HEI senior note 5.67%, due 2021	50,000	50,000
HEI senior note 3.99%, due 2023	50,000	50,000
	$1,506,546	$1,492,945

[1]	See components of “Total long-term debt” and unamortized discount in Hawaiian Electric and subsidiaries’ Consolidated Statements of Capitalization.
As of December 31, 2014, the aggregate principal payments required on the Company’s long-term debt for 2015 through 2019 are nil in 2015, $200 million in 2016, nil in 2017, $50 million in 2018 and nil in 2019. As of December 31, 2014, the aggregate payments of principal required on the Utilities' long-term debt for 2015 through 2019 are nil in 2015, 2016, 2017, $50 million in 2018 and nil in 2019.
The HEI medium-term notes and senior notes contain customary representation and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes then outstanding becoming immediately due and payable). The HEI senior notes also contain provisions requiring the maintenance by HEI of certain financial ratios generally consistent with those in HEI’s revolving noncollateralized credit agreement, expiring on April 2, 2019. Upon a change of control or certain dispositions of assets (as defined in the Master Note Purchase Agreement dated March 24, 2011), HEI is required to offer to prepay the senior notes.
The Utilities’ senior notes contain customary representations and warranties, affirmative and negative covenants, and events of default (the occurrence of which may result in some or all of the notes of each and all of the utilities then outstanding becoming immediately due and payable) and provisions requiring the maintenance by Hawaiian Electric, and each of Hawaii Electric Light and Maui Electric, of certain financial ratios generally consistent with those in Hawaiian Electric’s existing amended revolving noncollateralized credit agreement, expiring on April 2, 2019 (See Note 7 of the Consolidated Financial Statements).
May 2014 loan.  On May 2, 2014, HEI entered into a loan agreement with The Bank of Tokyo-Mitsubishi UFJ, Ltd., Royal Bank of Canada and U.S. Bank, National Association, which agreement includes substantially the same financial covenant and customary conditions as the HEI credit agreement described above. On May 2, 2014, HEI drew a $125 million Eurodollar term loan for a term of two years and at a resetting interest rate ranging from 1.12% to 1.14% through December 31, 2014. The proceeds from the term loan were used to pay-off $100 million of 6.51% medium term notes at maturity on May 5, 2014, pay down maturing commercial paper and for general corporate purposes.

9 · Shareholders’ equity
Reserved shares.  As of December 31, 2014, HEI had reserved (a) a total of 18,372,187 shares of common stock for future issuance under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), the Hawaiian Electric Industries Retirement Savings Plan (HEIRSP), the 1987 Stock Option and Incentive Plan, the HEI 2011 Nonemployee Director Stock Plan, the ASB 401(k) Plan and the 2010 Executive Incentive Plan and (b) a total of 4.7 million shares of common stock for future issuance in connection with the equity forward transaction described below.
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
The equity forward transactions had no initial fair value since they were entered into at the then market price of the common stock. HEI receives proceeds from the sale of common stock when the equity forward transactions are settled and records the proceeds at that time in equity. HEI concluded that the equity forward transactions were equity instruments based on the accounting guidance in ASC Topic 480, "Distinguishing Liabilities from Equity," and ASC Topic 815, "Derivatives and Hedging," and that they qualified for an exception from derivative accounting under ASC Topic 815 because the forward sale transactions were indexed to its own stock. On December 19, 2013, HEI settled 1.3 million shares under the equity forward for proceeds of $32.1 million (net of the underwriting discount of $1.3 million), which funds were ultimately used to purchase Hawaiian Electric shares. On July 14, 2014, HEI settled 1.0 million shares for proceeds of $23.9 million (net of underwriting discount of $1.0 million), which funds were ultimately used to purchase Hawaiian Electric shares.
At December 31, 2014, the equity forward transactions could have been settled with delivery to the forward counterparty of (a) 4.7 million shares in exchange for cash of $106 million, (b) cash of approximately $51 million (which amount includes $5 million of underwriting discount), or (c) approximately 1.5 million shares.
Prior to their settlement, the shares remaining under the equity forward transactions will be reflected in HEI’s diluted EPS calculations using the treasury stock method. Under this method, the number of shares of HEI’s common stock used in calculating diluted EPS for a reporting period would be increased by the number of shares, if any, that would be issued upon physical settlement of the equity forward transactions less the number of shares that could be purchased by HEI in the market (based on the average market price during that reporting period) using the proceeds receivable upon settlement of the equity forward transactions (based on the adjusted forward sale price of $22.63 as of December 31, 2014). The excess number of shares is weighted for the portion of the reporting period in which the equity forward transactions are outstanding.
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
For 2014 and 2013, the equity forward transactions did not have a material dilutive effect on HEI’s EPS.
Accumulated other comprehensive income/(loss).  Changes in the balances of each component of accumulated other comprehensive income/(loss) (AOCI) were as follows:

	HEI Consolidated				Hawaiian Electric Consolidated
(in thousands)	Net unrealized gains (losses) on securities	Unrealized losses on derivatives	Retirement benefit plans	AOCI	AOCI -retirement benefit plans
Balance, December 31, 2011	$9,886	$(996)	$(28,027)	$(19,137)	$(32)
Current period other comprehensive income (loss)	875	236	(8,397)	(7,286)	(938)
Balance, December 31, 2012	10,761	(760)	(36,424)	(26,423)	(970)
Current period other comprehensive income (loss)	(14,424)	235	23,862	9,673	1,578
Balance, December 31, 2013	(3,663)	(525)	(12,562)	(16,750)	608
Current period other comprehensive income (loss)	4,125	236	(14,989)	(10,628)	(563)
Balance, December 31, 2014	$462	$(289)	$(27,551)	$(27,378)	$45
Reclassifications out of AOCI were as follows:

	Amount reclassified from AOCI
Years ended December 31	2014	2013	2012	Affected line item in the Statement of Income
(in thousands)
HEI consolidated
Net realized gains on securities	$(1,715)	$(738)	$(81)	Revenues-bank (net gains on sales of securities)
Derivatives qualified as cash flow hedges
Interest rate contracts (settled in 2011)	236	235	236	Interest expense
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	11,344	23,280	15,291	See Note 10 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	207,833	(222,595)	75,471	See Note 10 for additional details
Total reclassifications	$217,698	$(199,818)	$90,917
Hawaiian Electric consolidated
Retirement benefit plan items
Amortization of transition obligation, prior service credit and net losses recognized during the period in net periodic benefit cost	$10,212	$20,694	$13,673	See Note 10 for additional details
Less: reclassification adjustment for impact of D&Os of the PUC included in regulatory assets	207,833	(222,595)	75,471	See Note 10 for additional details
Total reclassifications	$218,045	$(201,901)	$89,144

10 · Retirement benefits
Defined benefit plans. Substantially all of the employees of HEI and the Utilities participate in the Retirement Plan for Employees of Hawaiian Electric Industries, Inc. and Participating Subsidiaries (HEI Pension Plan). Substantially all of the employees of ASB and its subsidiaries participated in the American Savings Bank Retirement Plan (ASB Pension Plan) until it was frozen on December 31, 2007. The HEI Pension Plan and the ASB Pension Plan (collectively, the Plans) are qualified, noncontributory defined benefit pension plans and include, in the case of the HEI Pension Plan, benefits for utility union employees determined in accordance with the terms of the collective bargaining agreements between the Utilities and the union. The Plans are subject to the provisions of ERISA. In addition, some current and former executives and directors of HEI and its subsidiaries participate in noncontributory, nonqualified plans (collectively, Supplemental Plans). In general, benefits are based on the employees’ or directors’ years of service and compensation.
The continuation of the Plans and the Supplemental Plans and the payment of any contribution thereunder are not assumed as contractual obligations by the participating employers. The Supplemental Plan for directors has been frozen since 1996. The ASB Pension Plan was frozen as of December 31, 2007. The HEI Supplemental Executive Retirement Plan and ASB Supplemental Executive Retirement, Disability, and Death Benefit Plan (noncontributory, nonqualified, defined benefit plans) were frozen as of December 31, 2008. No participants have accrued any benefits under these plans after the respective plan’s freeze and the plans will be terminated at the time all remaining benefits have been paid.
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
To determine pension costs for HEI and its subsidiaries under the Plans and the Supplemental Plans, it is necessary to make complex calculations and estimates based on numerous assumptions, including the assumptions identified under “Defined benefit pension and other postretirement benefit plans information” below.
Postretirement benefits other than pensions.  HEI and the Utilities provide eligible employees health and life insurance benefits upon retirement under the Postretirement Welfare Benefits Plan for Employees of Hawaiian Electric Company, Inc. and participating employers (Hawaiian Electric Benefits Plan). Eligibility of employees and dependents are based on eligibility to retire at termination, the retirement date and the date of hire. The plan was amended in 2011, changing eligibility for certain bargaining unit employees hired prior to May 1, 2011, based on new minimum age and service requirements effective January 1, 2012, per the collective bargaining agreement, and certain management employees hired prior to May 1, 2011 based on new eligibility minimum age and service requirements effective January 1, 2012. The minimum age and service requirements for management and bargaining unit employees hired May 1, 2011 and thereafter have increased and their dependents are not eligible to receive postretirement benefits. Employees may be eligible to receive benefits from the HEI Pension Plan but may not be eligible for postretirement welfare benefits if the different eligibility requirements are not met.
The executive death benefit plan was frozen on September 10, 2009 to participants and benefit levels as of that date. The electric discount was eliminated for management employees and retirees of Hawaiian Electric in August 2009, Hawaii Electric Light in November 2010, and Maui Electric in August 2010, and for bargaining unit employees and retirees on January 31, 2011 per the collective bargaining agreement.
The Company’s and Utilities' cost for OPEB has been adjusted to reflect the plan amendments, which reduced benefits and created prior service credits to be amortized over average future service of affected participants. The amortization of the prior service credit will reduce benefit costs over the next few years until the various credit bases are fully recognized. Each participating employer reserves the right to terminate its participation in the Hawaiian Electric Benefits Plan at any time.
Balance sheet recognition of the funded status of retirement plans.  Employers must recognize on their balance sheets the funded status of defined benefit pension and other postretirement benefit plans with an offset to AOCI in shareholders’ equity (using the projected benefit obligation (PBO), to calculate the funded status).
The PUC allowed the Utilities to adopt pension and OPEB tracking mechanisms in previous rate cases. The amount of the net periodic pension cost (NPPC) and net periodic benefits costs (NPBC) to be recovered in rates is established by the PUC in each rate case. Under the Utilities’ tracking mechanisms, any actual costs determined in accordance with GAAP that are over/under amounts allowed in rates are charged/credited to a regulatory asset/liability. The regulatory asset/liability for each utility will then be amortized over 5 years beginning with the respective utility’s next rate case. Accordingly, all retirement benefit expenses (except for executive life and nonqualified pension plan expenses, which amounted to $1.2 million in 2014 and 2013) determined in accordance with GAAP will be recovered.
Under the tracking mechanisms, amounts that would otherwise be recorded in AOCI (excluding amounts for executive life and nonqualified pension plans), which amounts include the prepaid pension asset, net of taxes, as well as other pension and OPEB charges, are allowed to be reclassified as a regulatory asset, as those costs will be recovered in rates through the NPPC and NPBC in the future. The Utilities have reclassified to a regulatory asset/(liability) charges for retirement benefits that would otherwise be recorded in AOCI (amounting to the elimination of a potential charge to AOCI of $340 million pretax and $(364) million pretax for 2014 and 2013, respectively).
In 2007, the PUC allowed Hawaii Electric Light to record a regulatory asset in the amount of $12.8 million (representing Hawaii Electric Light’s prepaid pension asset and reflecting the accumulated pension contributions to its pension fund in excess of accumulated NPPC), which is included in rate base, and allowed recovery of that asset over a period of five years. Hawaii Electric Light is required to make contributions to the pension trust in the amount of the actuarially calculated NPPC that would be allowed without penalty by the tax laws.
In 2007, the PUC declined to allow Hawaiian Electric and Maui Electric to include their pension assets (representing the accumulated contributions to their pension fund in excess of accumulated NPPC), in their rate bases. However, under the tracking mechanisms, Hawaiian Electric and Maui Electric are required to fund only the minimum level required under the law until their pension assets are reduced to zero, at which time Hawaiian Electric and Maui Electric will make contributions to the pension trust in the amount of the actuarially calculated NPPC, except when limited by the ERISA minimum contribution requirements or the maximum contribution limitations on deductible contributions imposed by the Internal Revenue Code.
The PUC’s exclusion of Hawaiian Electric’s and Maui Electric’s pension assets from rate base does not allow Hawaiian Electric and Maui Electric to earn a return on the pension asset, but this exclusion does not result in the exclusion of any pension benefit costs from their rates. The pension asset is to be (and has been, in the case of Maui Electric) recovered in rates (as NPPC is recorded in excess of contributions). As of December 31, 2014, Hawaiian Electric’s pension asset had been reduced to nil.
The OPEB tracking mechanisms generally require the Utilities to make contributions to the OPEB trust in the amount of the actuarially calculated NPBC, except when limited by material, adverse consequences imposed by federal regulations.
Retirement benefits expense for the Utilities for 2014, 2013 and 2012 was $32 million, $30 million and $32 million, respectively.

Defined benefit pension and other postretirement benefit plans information.  The changes in the obligations and assets of the Company’s and Utilities' retirement benefit plans and the changes in AOCI (gross) for 2014 and 2013 and the funded status of these plans and amounts related to these plans reflected in the Company’s and Utilities' consolidated balance sheet as of December 31, 2014 and 2013 were as follows:

	2014		2013
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
HEI consolidated
Benefit obligation, January 1	$1,446,291	$176,099	$1,590,304	$194,135
Service cost	49,264	3,490	56,405	4,306
Interest cost	72,202	8,550	64,788	7,569
Actuarial losses (gains)	342,446	39,098	(203,302)	(21,743)
Benefits paid and expenses	(62,975)	(8,028)	(61,904)	(8,168)
Benefit obligation, December 31	1,847,228	219,209	1,446,291	176,099
Fair value of plan assets, January 1	1,186,669	179,330	971,314	156,731
Actual return on plan assets	81,123	9,149	194,130	29,164
Employer contributions	60,103	(257)	82,083	954
Benefits paid and expenses	(61,835)	(7,890)	(60,858)	(7,519)
Fair value of plan assets, December 31	1,266,060	180,332	1,186,669	179,330
Accrued benefit asset (liability), December 31	$(581,168)	$(38,877)	$(259,622)	$3,231
Other assets	$12,800	$—	$24,948	$7,200
Defined benefit pension and other postretirement benefit plans liability	(593,968)	(38,877)	(284,570)	(3,969)
Accrued benefit asset (liability), December 31	$(581,168)	$(38,877)	$(259,622)	$3,231
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$317,544	$(21,722)	$680,781	$18,846
Recognized during year – net recognized transition obligation	—	—	—	—
Recognized during year – prior service credit (cost)	(88)	1,793	97	1,793
Recognized during year – net actuarial losses	(20,304)	11	(38,438)	(1,602)
Occurring during year – net actuarial losses (gains)	342,679	40,851	(324,896)	(40,759)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	639,831	20,933	317,544	(21,722)
Cumulative impact of PUC D&Os	(592,291)	(22,975)	(294,266)	19,206
AOCI debit/(credit), December 31	$47,540	$(2,042)	$23,278	$(2,516)
Net actuarial loss (gain)	$640,015	$35,022	$317,639	$(5,840)
Prior service gain	(184)	(14,089)	(95)	(15,882)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	639,831	20,933	317,544	(21,722)
Cumulative impact of PUC D&Os	(592,291)	(22,975)	(294,266)	19,206
AOCI debit/(credit), December 31	47,540	(2,042)	23,278	(2,516)
Income taxes (benefits)	(18,742)	795	(9,180)	980
AOCI debit/(credit), net of taxes (benefits), December 31	$28,798	$(1,247)	$14,098	$(1,536)

	2014		2013
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Hawaiian Electric consolidated
Benefit obligation, January 1	$1,320,810	$169,579	$1,449,445	$187,110
Service cost	47,597	3,392	54,482	4,163
Interest cost	65,979	8,234	59,119	7,288
Actuarial losses (gains)	314,210	38,488	(185,185)	(20,900)
Benefits paid and expenses	(57,819)	(7,933)	(57,051)	(8,082)
Benefit obligation, December 31	1,690,777	211,760	1,320,810	169,579
Fair value of plan assets, January 1	1,058,260	176,291	861,778	154,186
Actual return on plan assets	69,242	9,036	172,822	28,700
Employer contributions	58,948	(274)	80,325	839
Benefits paid and expenses	(57,445)	(7,797)	(56,665)	(7,434)
Fair value of plan assets, December 31	1,129,005	177,256	1,058,260	176,291
Accrued benefit asset (liability), December 31	$(561,772)	$(34,504)	$(262,550)	$6,712
Other assets	$—	$—	$—	$7,200
Other liabilities (short-term)	(421)	(460)	(388)	(488)
Defined benefit pension and other postretirement benefit plans liability	(561,351)	(34,044)	(262,162)	—
Accrued benefit asset (liability), December 31	$(561,772)	$(34,504)	$(262,550)	$6,712
AOCI debit/(credit), January 1 (excluding impact of PUC D&Os)	$295,973	$(21,907)	$623,588	$17,432
Recognized during year – net recognized transition asset	—	—	—	—
Recognized during year – prior service credit (cost)	(62)	1,804	464	1,803
Recognized during year – net actuarial losses	(18,459)	—	(34,597)	(1,544)
Occurring during year – net actuarial losses (gains)	317,651	40,193	(293,482)	(39,598)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	595,103	20,090	295,973	(21,907)
Cumulative impact of PUC D&Os	(592,291)	(22,975)	(294,266)	19,206
AOCI debit/(credit), December 31	$2,812	$(2,885)	$1,707	$(2,701)
Net actuarial loss (gain)	$595,017	$34,192	$295,825	$(6,001)
Prior service cost (gain)	86	(14,102)	148	(15,906)
AOCI debit/(credit) before cumulative impact of PUC D&Os, December 31	595,103	20,090	295,973	(21,907)
Cumulative impact of PUC D&Os	(592,291)	(22,975)	(294,266)	19,206
AOCI debit/(credit), December 31	2,812	(2,885)	1,707	(2,701)
Income taxes (benefits)	(1,094)	1,122	(664)	1,050
AOCI debit/(credit), net of taxes (benefits), December 31	$1,718	$(1,763)	$1,043	$(1,651)
The dates used to determine retirement benefit measurements for the defined benefit plans were December 31 of 2014, 2013 and 2012.
On August 8, 2014 and July 6, 2012, President Obama signed the Highway and Transportation Funding Act of 2014 (HATFA) and the Moving Ahead for Progress in the 21st Century Act (MAP-21), respectively, which included provisions related to the funding and administration of pension plans with no impact to the Company’s or the Utilities' accounting for pension benefits; therefore, the net periodic benefit costs disclosed for the plans were not affected. The Company elected to not apply HATFA to the 2013 plan year. The Company elected to apply MAP-21 for 2012, which improved the plans’ Adjusted Funding Target Attainment Percentage for funding and benefit distribution purposes and thereby reduced the 2012 minimum funding requirement and lifted the restrictions on accelerated distribution options (which restrictions were in effect from April 1, 2011 to September 30, 2012) for HEI and the Utilities. MAP-21 caused the minimum required funding under the Employee Retirement Income Security Act of 1974, as amended (ERISA) to be less than the net periodic cost for 2013 and 2014. Similarly, HATFA caused the minimum required funding under ERISA to be less than the net periodic cost for 2014; therefore, to satisfy the requirements of the Utilities pension and OPEB tracking mechanisms, the Utilities contributed the net periodic cost in 2014.

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
The Company and the Utilities have determined the market-related value of retirement benefit plan assets by calculating the difference between the expected return and the actual return on the fair value of the plan assets, then amortizing the difference over future years – 0% in the first year and 25% in each of years two through five – and finally adding or subtracting the unamortized differences for the past four years from fair value. The method includes a 15% range around the fair value of such assets (i.e., 85% to 115% of fair value). If the market-related value is outside the 15% range, then the amount outside the range will be recognized immediately in the calculation of annual NPBC.
A primary goal of the plans is to achieve long-term asset growth sufficient to pay future benefit obligations at a reasonable level of risk. The investment policy target for defined benefit pension and OPEB plans reflects the philosophy that long-term growth can best be achieved by prudent investments in equity securities while balancing overall fund volatility by an appropriate allocation to fixed income securities. In order to reduce the level of portfolio risk and volatility in returns, efforts have been made to diversify the plans’ investments by asset class, geographic region, market capitalization and investment style.
The asset allocation of defined benefit retirement plans to equity and fixed income securities managers and related investment policy targets and ranges were as follows:

	Pension benefits[1]				Other benefits[2]
			Investment policy				Investment policy
December 31	2014	2013	Target	Range	2014	2013	Target	Range
Assets held by category
Equity securities managers	73%	73%	70%	65-75	72%	74%	70%	65-75
Fixed income securities managers	27	27	30	25-35	28	26	30	25-35
	100%	100%	100%		100%	100%	100%

[1]
Asset allocation for 2014 is applicable to HEI and the Utilities. In 2014, ASB revised its defined benefit pension plan asset allocation to a liability driven investment strategy and as of December 31, 2014, all of its pension assets were invested in fixed income securities. In 2013, ASB’s assets were invested using an allocation consistent with that of HEI and the Utilities.

[2]	Asset allocation for 2014 and 2013 is applicable to only HEI and the Utilities. ASB does not fund its other benefits.
See Note 16 for additional disclosures about the fair value of the retirement benefit plans’ assets.
The following weighted-average assumptions were used in the accounting for the plans:

	Pension benefits			Other benefits
December 31	2014	2013	2012	2014	2013	2012
Benefit obligation
Discount rate	4.22%	5.09%	4.13%	4.17%	5.03%	4.07%
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
Net periodic benefit cost (years ended)
Discount rate	5.09	4.13	5.19	5.03	4.07	4.90
Expected return on plan assets	7.75	7.75	7.75	7.75	7.75	7.75
Rate of compensation increase	3.5	3.5	3.5	NA	NA	NA
NA  Not applicable
The Company and the Utilities based their selection of an assumed discount rate for 2015 NPBC and December 31, 2014 disclosure on a cash flow matching analysis that utilized bond information provided by Bloomberg for all non-callable, high quality bonds (i.e., rated AA- or better) as of December 31, 2014. In selecting the expected rate of return on plan assets for 2015 NPBC: a) HEI and the Utilities considered economic forecasts for the types of investments held by the plans (primarily equity and fixed income investments), the Plans’ asset allocations, industry and corporate surveys and the past performance of the plans’ assets in selecting 7.75% and b) ASB considered its revised asset allocation in 2014 to a liability driven investment strategy in selecting 4.22%, which is consistent with the assumed discount rate for 2015.

The Company and the Utilities adopted updated mortality tables published by the Society of Actuaries as its mortality assumptions as of December 31, 2014. The use of the RP-2014 Tables and the Mortality Improvement Scale MP-2014 had a significant effect on the Company’s and the Utilities’ benefit obligations.
As of December 31, 2014, the assumed health care trend rates for 2015 and future years were as follows: medical, 7.25%, grading down to 5% for 2024 and thereafter; dental, 5%; and vision, 4%. As of December 31, 2013, the assumed health care trend rates for 2014 and future years were as follows: medical, 7.5%, grading down to 5% for 2024 and thereafter; dental, 5%; and vision, 4%. Medicare Advantage reimbursements are expected to phase out by 2016; therefore, post age 65 medical trends are adjusted to reflect anticipated increases above the ordinary medical trend rates. For post age 65, the medical trend is 4% higher than pre-65 for 2014 and 3% higher in 2015.
The components of NPBC were as follows:

	Pension benefits			Other benefits
(in thousands)	2014	2013	2012	2014	2013	2012
HEI consolidated
Service cost	$49,264	$56,405	$43,221	$3,490	$4,306	$4,211
Interest cost	72,202	64,788	67,480	8,550	7,569	9,009
Expected return on plan assets	(81,355)	(72,537)	(71,183)	(10,902)	(10,147)	(10,336)
Amortization of net transition obligation	—	—	1	—	—	—
Amortization of net prior service (gain) cost	88	(97)	(325)	(1,793)	(1,793)	(1,793)
Amortization of net actuarial loss (gains)	20,304	38,438	25,675	(11)	1,602	1,498
Net periodic benefit cost	60,503	86,997	64,869	(666)	1,537	2,589
Impact of PUC D&Os	(13,324)	(38,104)	(15,754)	1,976	(1,458)	(2,227)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	47,179	48,893	49,115	1,310	79	362
Hawaiian Electric consolidated
Service cost	$47,597	$54,482	$41,603	$3,392	$4,163	$4,014
Interest cost	65,979	59,119	61,453	8,234	7,288	8,703
Expected return on plan assets	(72,661)	(64,551)	(64,004)	(10,739)	(10,002)	(10,195)
Amortization of net transition obligation	—	—	—	—	—	(9)
Amortization of net prior service (gain) cost	62	(464)	(689)	(1,804)	(1,803)	(1,803)
Amortization of net actuarial loss	18,459	34,597	23,428	—	1,544	1,455
Net periodic benefit cost	59,436	83,183	61,791	(917)	1,190	2,165
Impact of PUC D&Os	(13,324)	(38,104)	(15,754)	1,976	(1,458)	(2,227)
Net periodic benefit cost (adjusted for impact of PUC D&Os)	$46,112	$45,079	$46,037	$1,059	$(268)	$(62)
The estimated prior service credit, net actuarial loss and net transition obligation for defined benefit plans that will be amortized from AOCI or regulatory assets into net periodic benefit cost during 2015 is as follows:

	HEI consolidated		Hawaiian Electric consolidated
(in millions)	Pension benefits	Other benefits	Pension benefits	Other benefits
Estimated prior service cost (credit)	$—	$(1.8)	$—	$(1.8)
Net actuarial loss	35.8	1.7	32.4	1.7
Net transition obligation	—	—	—	—
The Company recorded pension expense of $32 million, $34 million and $35 million and OPEB expense of $1.2 million, $0.4 million and $1.0 million in 2014, 2013 and 2012, respectively, and charged the remaining amounts primarily to electric utility plant. The Utilities recorded pension expense of $31 million, $30 million and $32 million and OPEB expense of $1.0 million, nil and $0.4 million in 2014, 2013 and 2012, respectively, and charged the remaining amounts primarily to electric utility plant.
The health care cost trend rate assumptions can have a significant effect on the amounts reported for other benefits. As of December 31, 2014, for the Company, a one-percentage-point increase in the assumed health care cost trend rates would have increased the total service and interest cost by $0.2 million and the accumulated postretirement benefit obligation (APBO) by $3.8 million, and a one-percentage-point decrease would have reduced the total service and interest cost by $0.3 million and the

APBO by $4.6 million. As of December 31, 2014, for the Utilities, a one-percentage-point increase in the assumed health care cost trend rates would have increased the total service and interest cost by $0.2 million and the APBO by $3.7 million, and a one-percentage-point decrease would have reduced the total service and interest cost by $0.3 million and the APBO by $4.5 million.
HEI consolidated. The defined benefit pension plans with accumulated benefit obligations (ABOs), which do not consider projected pay increases (unlike the PBOs shown in the table above), in excess of plan assets as of December 31, 2014 and 2013, had aggregate ABOs of $1.5 billion and $1.2 billion, respectively, and plan assets of $1.2 billion and $1.1 billion, respectively. The defined benefit pension plans with PBOs in excess of plan assets as of December 31, 2014, had aggregate PBOs of $1.7 billion and plan assets of $1.2 billion. The defined benefit pension plans with PBOs in excess of plan assets as of December 31, 2013, had aggregate PBOs of $1.4 billion and plan assets of $1.1 billion. As of December 31, 2014, the other postretirement benefit plans shown in the table above had ABOs in excess of plan assets. As of December 31, 2013, the other postretirement benefit plans with ABOs in excess of plan assets had aggregate ABOs of $0.4 million and plan assets of nil.
The Company estimates that the cash funding for the qualified defined benefit pension plans in 2015 will be $85 million, which should fully satisfy the minimum required contributions to those plans, including requirements of the Utilities’ pension tracking mechanisms and the Plan’s funding policy. The Company's current estimate of contributions to its other postretirement benefit plans in 2015 is $0.5 million.
As of December 31, 2014, the benefits expected to be paid under all retirement benefit plans in 2015, 2016, 2017, 2018, 2019 and 2020 through 2024 amounted to $76 million, $79 million, $83 million, $87 million, $91 million and $520 million, respectively.
Hawaiian Electric consolidated. The defined benefit pension plans with ABOs in excess of plan assets as of December 31, 2014 and 2013, had aggregate ABOs of $1.5 billion and $1.2 billion, respectively, and plan assets of $1.1 billion and $1.1 billion, respectively. All the defined benefit pension plans shown in the table above had PBOs in excess of plan assets as of December 31, 2014 and 2013. As of December 31, 2014, the other postretirement benefit plan shown in the table above had an ABO in excess of plan assets. As of December 31, 2013, the other postretirement benefit plan shown in the table above had plan assets in excess of ABO.
The Utilities estimate that the cash funding for the qualified defined benefit pension plan in 2015 will be $83 million, which should fully satisfy the minimum required contributions to that Plan, including requirements of the pension tracking mechanisms and the Plan’s funding policy. The Utilities' current estimate of contributions to its other postretirement benefit plans in 2015 is $0.5 million.
As of December 31, 2014, the benefits expected to be paid under all retirement benefit plans in 2015, 2016, 2017, 2018, 2019 and 2020 through 2024 amounted to $70 million, $73 million, $76 million, $79 million, $83 million and $476 million, respectively.
Defined contribution plans information.  The ASB 401(k) Plan is a defined contribution plan, which includes a discretionary employer profit sharing contribution by ASB (AmeriShare) and a matching contribution by ASB on the first 4% of employee deferrals (AmeriMatch).
Changes to retirement benefits for HEI and utility employees commencing employment after April 30, 2011 include a reduction of benefits provided through the defined benefit plan and the addition of a 50% match by the applicable employer on the first 6% of employee deferrals through the defined contribution plan (under the Hawaiian Electric Industries Retirement Savings Plan).
For 2014, 2013 and 2012, the Company’s expense for its defined contribution pension plans under the HEIRSP and the ASB 401(k) Plan was $5 million, $5 million and $4 million, respectively, and cash contributions were $5 million, $4 million and $4 million, respectively. The Utilities’ expense for its defined contribution pension plan under the HEIRSP Plan for 2014 and 2013 was $0.9 million and $0.6 million, respectively, and 2012 was de minimis.

11 · Share-based compensation
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

As of December 31, 2014, approximately 3.6 million shares were remaining available for future issuance under the terms of the EIP, assuming recycling of shares withheld to satisfy minimum statutory tax liabilities relating to EIP awards, including an estimated 0.9 million shares that could be issued upon the vesting of outstanding restricted stock units and the achievement of performance goals for awards outstanding under long-term incentive plans (assuming that such performance goals are achieved at maximum levels).
Under the 1987 Stock Option and Incentive Plan, as amended (SOIP), there are possible future issuances of an estimated 17,000 shares upon the exercise of outstanding SARs based on the market price of shares on December 31, 2014. As of May 11, 2010 (when the 2010 Equity and Incentive Plan became effective), no new awards may be granted under the SOIP. After the shares of common stock for the outstanding SOIP grants and awards are issued or such grants and awards expire, the remaining shares registered under the SOIP will be deregistered and delisted.
For the SARs outstanding under the SOIP, the exercise price of each SAR generally equaled the fair market value of HEI’s stock on or near the date of grant. SARs and related dividend equivalents issued in the form of stock awards generally became exercisable in installments of 25% each year for four years, and expire if not exercised ten years from the date of the grant. SARs compensation expense has been recognized in accordance with the fair value-based measurement method of accounting. The estimated fair value of each SAR grant was calculated on the date of grant using a Binomial Option Pricing Model.
The restricted shares that have been issued under the 2010 Equity and Incentive Plan become unrestricted in four equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become unrestricted for terminations of employment during the vesting period, except accelerated vesting is provided for terminations by reason of death, disability and termination without cause. Restricted shares compensation expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividends on restricted shares are paid quarterly in cash. There were no outstanding restricted shares as of December 31, 2014.
Restricted stock units awarded under the 2010 Equity and Incentive Plan in 2014, 2013, 2012 and 2011 will vest and be issued in unrestricted stock in four equal annual increments on the anniversaries of the grant date and are forfeited to the extent they have not become vested for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units awarded under the SOIP and 2010 Equity and Incentive Plan in 2010 and prior years generally vest and will be issued as unrestricted stock four years after the date of the grant and are forfeited for terminations of employment during the vesting period, except that pro-rata vesting is provided for terminations due to death, disability and retirement. Restricted stock units expense has been recognized in accordance with the fair-value-based measurement method of accounting. Dividend equivalent rights are accrued quarterly and are paid at the end of the restriction period when the associated restricted stock units vest.
Stock performance awards granted under the2012-2014, 2013-2015 and 2014-2016 LTIPs entitle the grantee to shares of common stock with dividend equivalent rights once service conditions and performance conditions are satisfied at the end of the three-year performance period. LTIP awards are forfeited for terminations of employment during the performance period, except that pro-rata participation is provided for terminations due to death, disability and retirement based upon completed months of service after a minimum of 12 months of service in the performance period. Compensation expense for the stock performance awards portion of the LTIP has been recognized in accordance with the fair-value-based measurement method of accounting for performance shares.
Under the 2011 Nonemployee Director Stock Plan (2011 Director Plan), HEI can issue shares of common stock as compensation to nonemployee directors of HEI, Hawaiian Electric and ASB. As of December 31, 2014, there were 169,290 shares remaining available for future issuance under the 2011 Director Plan.
The Company’s share-based compensation expense and related income tax benefit were as follows:

(in millions)	2014	2013	2012
HEI consolidated
Share-based compensation expense[1]	$9.3	$7.8	$6.7
Income tax benefit	3.4	2.8	2.4
Hawaiian Electric consolidated
Share-based compensation expense[1]	3.1	2.3	1.8
Income tax benefit	1.2	0.9	0.7

[1]	$0.16 million, $0.11 million and $0.08 million of this share-based compensation expense was capitalized in 2014, 2013 and 2012, respectively.

Stock awards. HEI granted HEI common stock to nonemployee directors of HEI, Hawaiian Electric and ASB under the 2011 Director Plan as follows:

(dollars in millions)	2014	2013	2012
Shares granted	33,170	33,184	29,448
Fair value	$0.8	$0.8	$0.8
Income tax benefit	0.3	0.3	0.3
The number of shares issued to each nonemployee director of HEI, Hawaiian Electric and ASB is determined based on the closing price of HEI Common Stock on grant date.
Nonqualified stock options.  Information about HEI’s NQSOs was as follows:

	2013		2012
	Shares	(1)	Shares	(1)
Outstanding, January 1	14,000	$20.49	55,500	$20.92
Granted	—	—	—	—
Exercised	(14,000)	20.49	(41,500)	21.06
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, December 31	—	$—	14,000	$20.49
Exercisable, December 31	—	$—	14,000	$20.49

(1)	Weighted-average exercise price
As of December 31, 2014, there were no NQSOs outstanding.
NQSO activity and statistics were as follows:

(in thousands)	2013	2012
Cash received from exercise	$287	$874
Intrinsic value of shares exercised [1]	128	354
Tax benefit realized for the deduction of exercises	50	138

[1]	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the option.
Stock appreciation rights.  Information about HEI’s SARs is summarized as follows:

	2014		2013		2012
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	164,000	$26.12	164,000	$26.12	282,000	$26.14
Granted	—	—	—	—	—	—
Exercised	(22,000)	26.18	—	—	(114,000)	26.17
Forfeited	(62,000)	26.02	—	—	—	—
Expired	—	—	—	—	(4,000)	26.18
Outstanding, December 31	80,000	$26.18	164,000	$26.12	164,000	$26.12
Exercisable, December 31	80,000	$26.18	164,000	$26.12	164,000	$26.12

(1)	Weighted-average exercise price

December 31, 2014	Outstanding & Exercisable (Vested)
Year of Grant	Number of shares underlying SARs	Weighted-average remaining contractual life	Weighted-average exercise price
2005	80,000	0.3	$26.18

As of December 31, 2014, all SARs outstanding were exercisable and had an aggregate intrinsic value (including dividend equivalents) of $0.6 million.
SARs activity and statistics were as follows:

(in thousands)	2014	2013	2012
Intrinsic value of shares exercised [1]	$29	$—	$197
Tax benefit realized for the deduction of exercises	11	—	77

[1]	Intrinsic value is the amount by which the fair market value of the underlying stock and the related dividend equivalents exceeds the exercise price of the right.
Restricted shares and restricted stock awards.  Information about HEI’s grants of restricted shares and restricted stock awards was as follows:

	2014		2013		2012
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	4,503	$22.21	9,005	$22.21	46,807	$24.45
Granted	—	—	—	—	—	—
Vested	(4,503)	22.21	(4,502)	22.21	(37,802)	24.99
Forfeited	—	—	—	—	—	—
Outstanding, December 31	—	$—	4,503	$22.21	9,005	$22.21

(1)	Weighted-average grant-date fair value per share based on the closing or average price of HEI common stock on the date of grant.
For 2014, 2013 and 2012, total restricted stock vested had a grant-date fair value of $0.1 million, $0.1 million and $0.9 million, respectively, and the tax benefits realized for the tax deductions related to restricted stock awards were nil for 2014, nil for 2013 and $0.2 million for 2012.
Restricted stock units.  Information about HEI’s grants of restricted stock units was as follows:

	2014		2013		2012
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	288,151	$25.17	315,094	$22.82	247,286	$21.80
Granted	117,786	25.17	111,231	26.88	98,446	25.99
Vested	(144,702)	24.09	(118,885)	20.48	(25,728)	24.68
Forfeited	—	—	(19,289)	25.62	(4,910)	24.92
Outstanding, December 31	261,235	$25.77	288,151	$25.17	315,094	$22.82
Total weighted-average grant-date fair value of shares granted ($ millions)	$3.0		$3.0		$2.6

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.
For 2014, 2013 and 2012 total restricted stock units and related dividends that vested had a fair value of $4.1 million, $3.7 million and $0.7 million, respectively, and the related tax benefits were $1.2 million, $0.9 million and $0.2 million, respectively.
As of December 31, 2014, there was $4.4 million of total unrecognized compensation cost related to the nonvested restricted stock units. The cost is expected to be recognized over a weighted-average period of 2.5 years.
Long-term incentive plan payable in stock.  The 2012-2014 long-term incentive plan (LTIP), 2013-2015 LTIP and 2014-2016 LTIP provide for performance awards under the EIP of shares of HEI common stock based on the satisfaction of performance goals considered to be a market condition and service conditions. The number of shares of HEI common stock that may be awarded is fixed on the date the grants are made subject to the achievement of specified performance levels. The potential payout varies from 0% to 200% of the number of target shares depending on achievement of the goals. The LTIP performance goals for the LTIP periods include awards with a market goal based on total return to shareholders (TRS) of HEI stock as a percentile to the Edison Electric Institute Index over the applicable three-year period. In addition, the 2012-2014 LTIP, 2013-2015 LTIP and 2014-2016 LTIP have performance goals related to levels of HEI consolidated net income, HEI consolidated return on average common equity (ROACE), Hawaiian Electric consolidated net income, Hawaiian Electric consolidated ROACE, ASB net income and ASB return on assets – all based on the applicable three-year averages, and ASB return on assets relative to performance peers.
LTIP linked to TRS.  Information about HEI’s LTIP grants linked to TRS was as follows:

	2014		2013		2012
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	232,127	$32.88	239,256	$29.12	197,385	$25.94
Granted	97,524	22.95	91,038	32.69	81,223	30.71
Vested (settled or lapsed)	(70,189)	35.46	(87,753)	22.45	(35,397)	14.85
Forfeited	(1,506)	28.32	(10,414)	32.72	(3,955)	30.82
Outstanding, December 31	257,956	$28.45	232,127	$32.88	239,256	$29.12
Total weighted-average grant-date fair value of shares granted ($ millions)	$2.2		$3.0		$2.5

(1)	Weighted-average grant-date fair value per share determined using a Monte Carlo simulation model.
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
The following table summarizes the assumptions used to determine the fair value of the LTIP awards linked to TRS and the resulting fair value of LTIP awards granted:

	2014	2013	2012
Risk-free interest rate	0.66%	0.38%	0.33%
Expected life in years	3	3	3
Expected volatility	17.8%	19.4%	25.3%
Range of expected volatility for Peer Group	12.4% to 23.3%	12.4% to 25.3%	15.5% to 34.5%
Grant date fair value (per share)	$22.95	$32.69	$30.71
For 2014, 2013 and 2012, total vested LTIP awards linked to TRS and related dividends had a fair value of nil, $2.2 million and $0.6 million, respectively, and the related tax benefits were nil, $0.9 million and $0.2 million, respectively. For 2014, all of the shares vested (which were granted at target level based on the satisfaction of TRS performance) for the 2011-2013 LTIP lapsed. Of the 87,753 shares vested and granted (at target level based on the satisfaction of TRS performance) for the 2010-2012 LTIP, the HEI Compensation Committee approved settlement of 70,205 shares of HEI common stock in February 2013 (17,548 of the vested shares lapsed).
As of December 31, 2014, there was $2.2 million of total unrecognized compensation cost related to the nonvested performance awards payable in shares linked to TRS. The cost is expected to be recognized over a weighted-average period of 1.5 years.
LTIP awards linked to other performance conditions.  Information about HEI’s LTIP awards payable in shares linked to other performance conditions was as follows:

	2014		2013		2012
	Shares	(1)	Shares	(1)	Shares	(1)
Outstanding, January 1	296,843	$26.14	247,175	$25.04	182,498	$22.63
Granted	129,603	25.18	120,399	26.89	125,157	26.05
Vested and settled	(65,089)	24.95	(18,280)	18.95	—	—
Increase above target (cancelled)	4,949	26.70	(41,599)	24.97	(50,786)	18.95
Forfeited	(1,575)	26.07	(10,852)	26.20	(9,694)	24.44
Outstanding, December 31	364,731	$26.01	296,843	$26.14	247,175	$25.04
Total weighted-average grant-date fair value of shares granted (at target performance levels) ($ millions)	$3.3		$3.2		$3.3

(1)	Weighted-average grant-date fair value per share based on the average price of HEI common stock on the date of grant.

For 2014 and 2013, total vested LTIP awards linked to other performance conditions and related dividends had a fair value of $1.9 million and $0.6 million, respectively, and the related tax benefits were $0.8 million and $0.2 million, respectively.
As of December 31, 2014, there was $3.4 million of total unrecognized compensation cost related to the nonvested shares linked to performance conditions other than TRS. The cost is expected to be recognized over a weighted-average period of 1.5 years.

12 · Income taxes
The components of income taxes attributable to net income for common stock were as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2014	2013	2012	2014	2013	2012
(in thousands)
Federal
Current	$33,762	$(1,520)	$(15,411)	$1,108	$1,313	$(26,965)
Deferred	46,427	73,680	82,138	68,775	58,024	79,437
Deferred tax credits, net	—	224	187	—	224	186
	80,189	72,384	66,914	69,883	59,561	52,658
State
Current	(7,339)	(1,555)	(4,654)	(9,436)	(3,720)	(4,940)
Deferred	12,756	6,719	8,710	14,172	6,483	7,441
Deferred tax credits, net	6,106	6,793	5,889	6,106	6,793	5,889
	11,523	11,957	9,945	10,842	9,556	8,390
Total	$91,712	$84,341	$76,859	$80,725	$69,117	$61,048
A reconciliation of the amount of income taxes computed at the federal statutory rate of 35% to the amount provided in the consolidated statements of income was as follows:

	HEI consolidated			Hawaiian Electric consolidated
Years ended December 31	2014	2013	2012	2014	2013	2012
(in thousands)
Amount at the federal statutory income tax rate	$91,672	$86,711	$76,092	$77,126	$67,914	$56,812
Increase (decrease) resulting from:
State income taxes, net of federal income tax benefit	7,490	7,772	6,464	7,047	6,211	5,453
Other, net	(7,450)	(10,142)	(5,697)	(3,448)	(5,008)	(1,217)
Total	$91,712	$84,341	$76,859	$80,725	$69,117	$61,048
Effective income tax rate	35.0%	34.0%	35.4%	36.6%	35.6%	37.6%
The Company's effective tax rate increased in 2014 compared to 2013 primarily due to the nondeductibility of merger costs, partly offset by increased tax credits in 2014 and the $2.7 million out-of-period income tax benefits in 2013 (see “Out-of-period income tax benefit”). The Utilities' effective tax rate increased in 2014 compared to 2013 primarily due to the out-of-period income tax benefits.
The Company’s and the Utilities' effective tax rate decreased in 2013 compared to 2012 primarily due to $3.5 million lower deferred taxes related to the tax gross-up of AFUDC-equity and a $3.1 million (including $2.7 million related to the Utilities) out-of-period income tax benefit (see “Out-of-period income tax benefit”).

The tax effects of book and tax basis differences that give rise to deferred tax assets and liabilities were as follows:

	HEI consolidated		Hawaiian Electric consolidated
December 31	2014	2013	2014	2013
(in thousands)
Deferred tax assets
Net operating loss	$—	$—	51,936	19,848
Other	58,352	57,239	17,663	17,295
Total deferred tax assets	58,352	57,239	69,599	37,143
Deferred tax liabilities
Property, plant and equipment related	448,723	378,280	446,259	375,771
Repairs deduction	86,408	75,127	86,408	75,127
Regulatory assets, excluding amounts attributable to property, plant and equipment	33,795	33,251	33,795	33,251
Deferred RAM and RBA revenues	32,889	—	32,889	—
Retirement benefits	25,336	29,280	28,758	23,851
Other	62,935	70,561	14,929	15,602
Total deferred tax liabilities	690,086	586,499	643,038	523,602
Net deferred income tax liability	$631,734	$529,260	$573,439	$486,459
Prepayments and other (Current assets-debit)	$—	$—	$32,915	$20,702
Other (Current liabilities-credit)	—	—	3,482	—
Deferred income taxes (credit)	631,734	529,260	602,872	507,161
Net deferred income tax liability	$631,734	$529,260	$573,439	$486,459
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Based upon historical taxable income and projections for future taxable income, management believes it is more likely than not the Company and the Utilities will realize substantially all of the benefits of the deferred tax assets. As of December 31, 2014, the valuation allowance for deferred tax benefits is not significant. In 2014, the net deferred income tax liability continued to increase primarily as a result of accelerated tax deductions taken for bonus depreciation resulting from the Tax Increase Prevention Act of 2014 and the IRS approval of an accounting method that defers the recognition of Revenue Balance Account income. The Utilities are included in the consolidated federal and Hawaii income tax returns of HEI and are subject to the provisions of HEI’s tax sharing agreement, which determines each subsidiary’s (or subgroup's) income tax return liabilities and refunds on a standalone basis as if it filed a separate return (or subgroup consolidated return). Consequently, although HEI consolidated does not expect any unutilized net operating loss (NOL) as of December 31, 2014, standalone Hawaiian Electric consolidated expects an unutilized NOL for federal tax purposes in accordance with the HEI tax sharing agreement. The deferred tax asset associated with this NOL is $52 million and is included in “Prepayments and other.”
HEI consolidated. In 2014, 2013 and 2012, credit adjustments to interest expense on income taxes was reflected in “Interest expense – other than on deposit liabilities and other bank borrowings” in the amount of $1.7 million, $0.3 million and $1.4 million, respectively. The credit adjustments to interest expense were primarily due to the resolution of tax issues with the Internal Revenue Service (IRS). As of December 31, 2014 and 2013, the total amount of accrued interest related to uncertain tax positions and recognized on the balance sheet in “Interest and dividends payable” was nil and $0.4 million, respectively.
As of December 31, 2014, the total amount of liability for uncertain tax positions was nil.
Hawaiian Electric consolidated. In 2014, 2013 and 2012, credit adjustments to interest expense on income taxes was reflected in “Interest and other charges” in the amount of $0.7 million, $0.3 million and $0.5 million, respectively. The credit adjustments to interest expense were primarily due to the resolution of tax issues with the IRS. As of December 31, 2014 and 2013, the total amount of accrued interest related to uncertain tax positions was nil.
As of December 31, 2014, the total amount of liability for uncertain tax positions was nil.

The changes in total unrecognized tax benefits were as follows:

	HEI consolidated			Hawaiian Electric consolidated
(in millions)	2014	2013	2012	2014	2013	2012
Unrecognized tax benefits, January 1	$0.9	$0.8	$5.7	$0.5	$0.4	3.7
Additions based on tax positions taken during the year	—	—	0.3	—	—	0.3
Reductions based on tax positions taken during the year	—	—	—	—	—	—
Additions for tax positions of prior years	0.1	0.5	—	0.1	0.5	—
Reductions for tax positions of prior years	—	(0.4)	(4.1)	—	(0.4)	(3.6)
Settlements	(1.0)	—	—	(0.6)	—	—
Lapses of statute of limitations	—	—	(1.1)	—	—	—
Unrecognized tax benefits, December 31	$—	$0.9	$0.8	$—	$0.5	$0.4
The 2012 reduction in unrecognized tax benefits was primarily due to the IRS’s acceptance of the deductibility of costs of repairs to utility generation property for tax years 2007-2009.
In 2014, the IRS completed its examination of the Company’s federal income tax returns for tax years 2010 and 2011. The Company and the IRS reached an agreement on all adjustments, primarily related to depreciation, and the Congressional Joint Committee on Taxation approved the resulting tax adjustments in October 2014. The income statement impact of the agreement was not material. Tax years 2007, 2009, and 2010 to 2013 remain subject to examination by the Department of Taxation of the State of Hawaii.
As of December 31, 2014, the disclosures above present the Company’s and the Utilities' accruals for potential tax liabilities and related interest. Based on information currently available, the Company and the Utilities believe these accruals have adequately provided for potential income tax issues with federal and state tax authorities and related interest, and that the ultimate resolution of tax issues for all open tax periods will not have a material adverse effect on its results of operations, financial condition or liquidity.
Out-of-period income tax benefit. During 2013, the Company recorded a $3.1 million (including $2.7 million related to the Utilities) out-of-period income tax benefit, resulting primarily from the reversal of deferred tax liabilities due to errors in the amount of book over tax basis differences in plant and equipment. Management concluded that this out-of-period adjustment was not material to either the current or any prior period financial statements.
Recent tax developments. In September 2013, the IRS issued final regulations addressing the acquisition, production and improvement of tangible property, which are effective January 1, 2014. Management evaluated the impact of these new regulations, and does not expect a material impact on the Utilities since specific guidance on network (i.e., transmission and distribution) assets and generation property has already been received and accounted for in its tax computations. The IRS also proposed regulations addressing the disposition of property.
The Utilities adopted the safe harbor guidelines with respect to network assets in 2011 and in June 2013, the IRS released a revenue procedure relating to deductions for repairs of generation property, which provides some guidance (that is elective) for taxpayers that own steam or electric generation property. This guidance defines the relevant components of generation property to be used in determining whether such component expenditures should be deducted as repairs or capitalized and depreciated by taxpayers. The revenue procedure also provides an extrapolation methodology that could be used by taxpayers in determining deductions for prior years’ repairs without going back to the specific documentation of those years. The guidance does not provide specific methods for determining the repairs amount. Management intends to adopt a method consistent with this guidance in its 2014 tax return.

13 · Cash flows

Years ended December 31	2014	2013	2012
(in millions)
Supplemental disclosures of cash flow information
HEI consolidated
Interest paid to non-affiliates	$84	$85	$84
Income taxes paid	47	18	17
Income taxes refunded	24	4	31
Hawaiian Electric consolidated
Interest paid to non-affiliates	61	59	57
Income taxes paid	6	6	6
Income taxes refunded	8	32	9
Supplemental disclosures of noncash activities
HEI consolidated
Property, plant and equipment-unpaid invoices and other	68	24	37
Common stock dividends reinvested in HEI common stock [1]	—	24	24
Increases in common stock related to director and officer compensatory plans	6	5	6
Loans transferred from held for investment to held for sale	—	25	—
Real estate acquired in settlement of loans	3	4	11
Obligations to fund low income housing investments, net	14	1	—
Hawaiian Electric consolidated
Electric utility property, plant and equipment
AFUDC-equity	7	6	7
Estimated fair value of noncash contributions in aid of construction	3	5	10
Unpaid invoices and other	65	24	37

[1]	The amounts shown represents common stock dividends reinvested in HEI common stock under the HEI DRIP in noncash transactions.

14 · Regulatory restrictions on net assets
As of December 31, 2014, the Utilities could not transfer approximately $668 million of net assets to HEI in the form of dividends, loans or advances without PUC approval.
ASB is required to notify the FRB and OCC prior to making any capital distribution (including dividends) to HEI (through ASB Hawaii). Generally, the FRB and OCC may disapprove or deny ASB’s request to make a capital distribution if the proposed distribution will cause ASB to become undercapitalized, or the proposed distribution raises safety and soundness concerns, or the proposed distribution violates a prohibition contained in any statute, regulation, or agreement between ASB and the OCC. As of December 31, 2014, ASB could transfer approximately $103 million of net assets to HEI in the form of dividends and still maintain its “well-capitalized” position.
HEI management expects that the regulatory restrictions will not materially affect the operations of the Company nor HEI’s ability to pay common stock dividends.

15 · Significant group concentrations of credit risk
Most of the Company’s business activity is with customers located in the State of Hawaii.
The Utilities are regulated operating electric public utilities engaged in the generation, purchase, transmission, distribution and sale of electricity on the islands of Oahu, Hawaii, Maui, Lanai and Molokai in the State of Hawaii. The Utilities provide the only electric public utility service on the islands they serve. The Utilities grant credit to customers, all of whom reside or conduct business in the State of Hawaii.

Most of ASB’s financial instruments are based in the State of Hawaii, except for the investment securities it owns. Substantially all real estate loans receivable are collateralized by real estate in Hawaii. ASB’s policy is to require mortgage insurance on all real estate loans with a loan to appraisal ratio in excess of 80% at origination.

16 · Fair value measurements
Fair value estimates are estimates of the price that would be received to sell an asset, or paid upon the transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value estimates are generally determined based on assumptions that market participants would use in pricing the asset or liability and are based on market data obtained from independent sources. However, in certain cases, the Company and the Utilities use their own assumptions about market participant assumptions based on the best information available in the circumstances. These valuations are estimates at a specific point in time, based on relevant market information, information about the financial instrument and judgments regarding future expected loss experience, economic conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result if the Company or the Utilities were to sell its entire holdings of a particular financial instrument at one time. Because no active trading market exists for a portion of the Company’s and the Utilities' financial instruments, fair value estimates cannot be determined with precision. Changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses could have a significant effect on fair value estimates, but have not been considered in making such estimates.
The Company and the Utilities group their financial assets measured at fair value in three levels outlined as follows:

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

Classification in the hierarchy is based upon the lowest level input that is significant to the fair value measurement of the asset or liability. For instruments classified in Level 1 and 2 where inputs are primarily based upon observable market data, there is less judgment applied in arriving at the fair value. For instruments classified in Level 3, management judgment is more significant due to the lack of observable market data.
Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include mortgage servicing rights accounted for by the amortization method, loan impairments for certain loans, goodwill and AROs. The fair value of Hawaiian Electric’s ARO (Level 3) was determined by discounting the expected future cash flows using market-observable risk-free rates as adjusted by Hawaiian Electric’s credit spread (also see Note 4).
Fair value measurement and disclosure valuation methodology. Following are descriptions of the valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not carried at fair value:
Short-term borrowings—other than bank.  The carrying amount approximated fair value because of the short maturity of these instruments.
Investment securities. The fair value of ASB’s investment securities is determined quarterly through pricing obtained from independent third-party pricing services or from brokers not affiliated with the trade. Non-binding broker quotes are infrequent and generally occur for new securities that are settled close to the month-end pricing date. The third-party pricing vendors the Company uses for pricing its securities are reputable firms that provide pricing services on a global basis and have processes in place to ensure quality and control. The third-party pricing services use a variety of methods to determine the fair value of securities that fall under Level 2 of the Company’s fair value measurement hierarchy. Among the considerations are quoted prices for similar securities in an active market, yield spreads for similar trades, adjustments for liquidity, size, collateral characteristics, historic and generic prepayment speeds, and other observable market factors.
To enhance the robustness of the pricing process, ASB will on a quarterly basis compare its standard third-party vendor’s price with that of another third-party vendor. If the prices are within an acceptable tolerance range, the price of the standard vendor will be accepted. If the variance is beyond the tolerance range, an evaluation will be conducted by ASB and a challenge to the price may be made. Fair value in such cases will be based on the value that best reflects the data and observable characteristics of the security. In all cases, the fair value used will have been independently determined by a third-party pricing vendor or non-affiliated broker and not by ASB.
Loans held for sale. Residential mortgage loans carried at the lower of cost or market are valued using market observable pricing inputs, which are derived from third party loan sales and securitizations and, therefore, are classified within Level 2 of the valuation hierarchy.
Loans held for investment. Fair value of loans held for investment is derived using a discounted cash flow approach which includes an evaluation of the underlying loan characteristics. The valuation model uses loan characteristics which includes product type, maturity dates, and the underlying interest rate of the portfolio. This information is input into the valuation models along with various forecast valuation assumptions including prepayment forecasts, to determine the discount rate. These assumptions are derived from internal and third party sources. Noting the valuation is derived from model-based techniques, ASB includes loans held for investment within Level 3 of the valuation hierarchy.
Impaired loans. At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Fair value is determined primarily by using an income, cost, or market approach and is normally provided through appraisals. Impaired loans carried at fair value generally receive specific allocations within the allowance for loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Generally, impaired loans are evaluated quarterly for additional impairment and adjusted accordingly.
Other real estate owned. Foreclosed assets are carried at fair value (less estimated costs to sell) and is generally based upon appraisals or independent market prices that are periodically updated subsequent to classification as real estate owned. Such adjustments typically result in a Level 3 classification of the inputs for determining fair value. ASB estimates the fair value of collateral-dependent loans and real estate owned using the sales comparison approach.
Mortgage servicing rights. Mortgage servicing rights (MSR) are capitalized at fair value based on market data at the time of sale and accounted for in subsequent periods at the lower of amortized cost or fair value. Mortgage servicing rights are evaluated for impairment at each reporting date. ASB's MSR is stratified based on predominant risk characteristics of the underlying loans including loan type and note rate. For each stratum, fair value is calculated by discounting expected net income streams using discount rates that reflect industry pricing for similar assets. Expected net income streams are estimated based on industry assumptions regarding prepayment expectations and income and expenses associated with servicing residential mortgage loans for others. Impairment is recognized through a valuation allowance for each stratum when the carrying amount exceeds fair value, with any associated provision recorded as a component of loan servicing fees included in "Other income, net" in the consolidated statements of income. A direct write-down is recorded when the recoverability of the valuation allowance is deemed to be unrecoverable. ASB compares the fair value of MSR to an estimated value calculated by an independent third-party. The third-party relies on both published and unpublished sources of market related assumptions and their own experience and expertise to arrive at a value. ASB uses the third-party value only to assess the reasonableness of its own estimate.
Tax credit investments. The estimated fair value of tax credit investments was determined in relation to the yield an aquirer of these investments would expect in relation to yields experienced on current new issues or secondary market transactions.
Time deposits. The fair value of fixed-maturity certificates of deposit was estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.
Other borrowings. For fixed-rate advances and repurchase agreements, fair value is estimated using quantitative discounted cash flow models that require the use of interest rate inputs that are currently offered for fixed-rate advances and repurchase agreements of similar remaining maturities. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third party pricing services. For hybrid advances, fair value is obtained from an FHLB proprietary model mathematical approximation of the market value of the underlying hedge. The terms of the hedge are similar to the advances and therefore classified as Level 2 within the valuation hierarchy.
Long-term debt.  Fair value was obtained from third-party financial services providers based on the current rates offered for debt of the same or similar remaining maturities and from discounting the future cash flows using the current rates offered for debt of the same or similar remaining maturities.
Interest rate lock commitments (IRLCs). The estimated fair value of commitments to originate residential mortgage loans for sale is based on quoted prices for similar loans in active markets. IRLCs are classified as Level 2 measurements.
Forward sales commitments. To be announced (TBA) mortgage-backed securities forward commitments are classified as Level 1, and consist of publicly-traded debt securities for which identical fair values can be obtained through quoted market prices in active exchange markets. The fair values of ASB’s best efforts and mandatory delivery loan sale commitments are determined using quoted prices in the market place that are observable and are classified as Level 2 measurements.
The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments. For stock in Federal Home Loan Bank of Seattle, the carrying amount is a reasonable estimate of fair value. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings and money market deposits, the carrying amount is a reasonable estimate of fair value as these liabilities have no stated maturity.

		Estimated fair value
(in thousands)	Carrying or notional amount	Quoted prices in active markets for identical assets (Level 1)	Significant other Observable inputs (Level 2)	Significant Unobservable inputs (Level 3)	Total
December 31, 2014
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	550,394	—	550,394	—	550,394
Stock in Federal Home Loan Bank of Seattle	69,302	—	69,302	—	69,302
Loans receivable, net	4,397,457	—	—	4,578,822	4,578,822
Derivative assets	30,120	—	398	—	398
Financial liabilities
Deposit liabilities	4,623,415	—	4,623,773	—	4,623,773
Short-term borrowings—other than bank	118,972	—	118,972	—	118,972
Other bank borrowings	290,656	—	298,837	—	298,837
Long-term debt, net—other than bank	1,506,546	—	1,622,736	—	1,622,736
The Utilities' long-term debt, net (included in amount above)	1,206,546	—	1,313,893	—	1,313,893
Derivative liabilities	32,043	71	43	—	114
December 31, 2013
Financial assets
Money market funds	$10	$—	$10	$—	$10
Available-for-sale investment securities	529,007	—	529,007	—	529,007
Stock in Federal Home Loan Bank of Seattle	92,546	—	92,546	—	92,546
Loans receivable, net	4,115,415	—	—	4,211,290	4,211,290
Derivative assets	46,356	98	531	—	629
Financial liabilities
Deposit liabilities	4,372,477	—	4,374,377	—	4,374,377
Short-term borrowings—other than bank	105,482	—	105,482	—	105,482
Other bank borrowings	244,514	—	256,029	—	256,029
Long-term debt, net—other than bank	1,492,945	—	1,508,425	—	1,508,425
The Utilities' long-term debt, net (included in amount above)	1,217,945	—	1,228,966	—	1,228,966
Derivative liabilities	4,732	—	26	—	26

As of December 31, 2014 and 2013, loans serviced by ASB for others had notional amounts of $1.4 billion and $1.4 billion, respectively, and the estimated fair value of the mortgage servicing rights for such loans was $14.5 million and $15.7 million, respectively.
Fair value measurements on a recurring basis.  Assets and liabilities measured at fair value on a recurring basis were as follows:

December 31	2014			2013
	Fair value measurements using			Fair value measurements using
(in thousands)	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Money market funds (“other” segment)	$—	$10	$—	$—	$10	$—
Available-for-sale investment securities (bank segment)
Mortgage-related securities-FNMA, FHLMC and GNMA	$—	$430,834	$—	$—	$369,444	$—
U.S. Treasury and federal agency obligations	—	119,560	—	—	80,973	—
Municipal bonds	—	—	—	—	78,590	—
	$—	$550,394	$—	$—	$529,007	$—
Derivative assets [1]
Interest rate lock commitments	$—	$393	$—	$—	$488	$—
Forward commitments	—	5	—	98	43	—
	$—	$398	$—	$98	$531	$—
Derivative liabilities [1]
Interest rate lock commitments	$—	$3	$—	$—	$24	$—
Forward commitments	71	40	—	—	2	—
	$71	$43	$—	$—	$26	$—

[1]	Derivatives are carried at fair value with changes in value reflected in the balance sheet in other assets or other liabilities and included in mortgage banking income.
There were no transfers of financial assets and liabilities between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2014 and 2013.
Fair value measurements on a nonrecurring basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and therefore are not included in the tables above. These measurements primarily result from assets carried at the lower of cost or fair value or from impairment of individual assets. Assets measured at fair value on a nonrecurring basis were as follows:

		Fair value measurements using
(in millions)	Balance	Level 1	Level 2	Level 3
December 31, 2014
Loans	$2	$—	$—	$2
Tax credit investments	9	—	—	9
Real estate acquired in settlement of loans	—	—	—	—
December 31, 2013
Loans	4	—	—	4
Real estate acquired in settlement of loans	—	—	—	—
For 2014 and 2013, there were no adjustments to fair value for ASB’s loans held for sale.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Significant unobservable input value [1]
(dollars in thousands)	Fair value	Valuation technique	Significant unobservable input	Range	Weighted Average
December 31, 2014
Residential loans	$2,297	Fair value of property or collateral	Appraised value less 7% selling cost	39-99%	83%
Home equity lines of credit	3	Fair value of property or collateral	Appraised value less 7% selling cost		7%
Commercial loans	145	Fair value of property or collateral	Fair value of business assets		91%
Total loans	$2,445
Tax credit investments	$8,975	Discounted cash flow	Present value of expected future cash flows	5-93%	88%
			Discount rate		7%
Real estate acquired in settlement of loans	$288	Fair value of property or collateral	Appraised value less 7% selling cost	100%	100%
December 31, 2013
Residential loans	$2,361	Fair value of property or collateral	Appraised value less 7% selling cost	44-96%	87%
Home equity lines of credit	170	Fair value of property or collateral	Appraised value less 7% selling cost	45-50%	50%
Commercial loans	217	Fair value of property or collateral	Fair value of business assets		19%
Commercial loans	1,668	Discounted cash flow	Present value of expected future cash flows		58%
			Discount rate		4.5%
Total loans	$4,416

[1]	Represent percent of outstanding principal balance.
Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements.

Retirement benefit plans
Assets held in various trusts for the retirement benefit plans are measured at fair value on a recurring basis and were as follows:

	Pension benefits				Other benefits
		Fair value measurements using				Fair value measurements using
(in millions)	December 31	Level 1	Level 2	Level 3	December 31	Level 1	Level 2	Level 3
2014
Equity securities	$649	$649	$—	$—	$99	$99	$—	$—
Equity index funds	132	132	—	—	19	19	—	—
Fixed income securities	428	121	307	—	49	43	6	—
Pooled and mutual funds and other	82	1	81	—	14	3	11	—
Total	$1,291	$903	$388	$—	$181	$164	$17	$—
Cash, receivables and payables, net	(25)				(1)
Fair value of plan assets	$1,266				$180
2013
Equity securities	$672	$672	$—	$—	$102	$102	$—	$—
Equity index funds	127	127	—	—	19	19	—	—
Fixed income securities	350	122	228	—	46	40	6	—
Pooled and mutual funds and other	84	—	83	1	13	—	13	—
Total	1,233	$921	$311	$1	180	$161	$19	$—
Cash, receivables and payables, net	(46)				(1)
Fair value of plan assets	$1,187				$179
The fair values of the financial instruments shown in the table above represent the Company’s best estimates of the amounts that would be received upon sale of those assets or that would be paid to transfer those liabilities in an orderly transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances.
In connection with the adoption of the fair value measurement standards, the Company adopted the provisions of ASU No. 2009-12, “Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent),” which allows for the estimation of the fair value of investments in investment companies for which the investment does not have a readily determinable fair value, using net asset value per share or its equivalent as a practical expedient.
The Company used the following valuation methodologies for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2014 and 2013.
Equity securities, equity index funds, U.S. Treasury fixed income securities and public mutual funds (Level 1).  Equity securities, equity index funds, U.S. Treasury fixed income securities and public mutual funds are valued at the closing price reported on the active market on which the individual securities or funds are traded.
Fixed income securities and pooled and mutual funds and other (Level 2).  Fixed income securities, other than those issued by the U.S. Treasury, are valued based on yields currently available on comparable securities of issuers with similar credit ratings. Pooled and mutual funds include commingled equity funds and other closed funds, respectively, that are not open to public investment and are valued at the net asset value per share. Certain other investments are valued based on discounted cash flow analyses, using observable inputs.
Other (Level 3).  Venture capital interest is valued at historical cost, modified by revaluation of financial assets and financial liabilities at fair value through profit or loss.
For 2014 and 2013, the changes in Level 3 assets were as follows:

	2014		2013
(in thousands)	Pension benefits	Other benefits	Pension benefits	Other benefits
Balance, January 1	$580	$18	$581	$18
Realized and unrealized losses	(203)	(6)	(1)	—
Purchases and settlements, net	(282)	(8)	—	—
Balance, December 31	$95	$4	$580	$18

17 · Quarterly information (unaudited)
Selected quarterly information was as follows:

	Quarters ended				Years ended
(in thousands, except per share amounts)	March 31	June 30	Sept. 30	Dec. 31	December 31
HEI consolidated
2014
Revenues	$783,749	$798,657	$867,096	$790,040	$3,239,542
Operating income	88,306	82,275	91,102	67,241	328,924
Net income	46,400	41,894	48,286	33,630	170,210
Net income for common stock	45,927	41,421	47,815	33,157	168,320
Basic earnings per common share [1]	0.45	0.41	0.47	0.32	1.65
Diluted earnings per common share [2]	0.45	0.41	0.46	0.32	1.64
Dividends per common share	0.31	0.31	0.31	0.31	1.24
Market price per common share [3]
High	26.80	25.65	26.89	35.00	35.00
Low	24.39	23.04	22.71	26.04	22.71
2013
Revenues	$782,232	$794,567	$829,168	$832,503	$3,238,470
Operating income	68,825	80,207	88,038	78,349	315,419
Net income	34,152	41,061	48,707	39,486	163,406
Net income for common stock	33,679	40,588	48,236	39,013	161,516
Basic earnings per common share [1]	0.34	0.41	0.49	0.39	1.63
Diluted earnings per common share [2]	0.34	0.41	0.48	0.39	1.62
Dividends per common share	0.31	0.31	0.31	0.31	1.24
Market price per common share [3]
High	27.92	28.30	27.24	27.15	28.30
Low	25.50	23.84	24.12	24.51	23.84
Hawaiian Electric consolidated
2014
Revenues	$720,062	$738,429	$803,565	$725,267	$2,987,323
Operating income	70,666	70,068	76,156	58,878	275,768
Net income	35,919	34,729	39,377	29,611	139,636
Net income for common stock	35,420	34,230	38,879	29,112	137,641
2013
Revenues	717,441	728,525	764,054	770,152	2,980,172
Operating income	51,121	58,975	69,853	65,564	245,513
Net income	24,928	29,192	38,315	32,489	124,924
Net income for common stock	24,429	28,693	37,817	31,990	122,929
Note: HEI owns all of Hawaiian Electric's common stock, therefore per share data for Hawaiian Electric is not meaningful.

[1]	The quarterly basic earnings per common share are based upon the weighted-average number of shares of common stock outstanding in each quarter.

[2]	The quarterly diluted earnings per common share are based upon the weighted-average number of shares of common stock outstanding in each quarter plus the dilutive incremental shares at quarter end.

[3]	Market prices of HEI common stock (symbol HE) shown are as reported on the NYSE Composite Tape.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
HEI and Hawaiian Electric: None

ITEM 9A.	CONTROLS AND PROCEDURES
HEI:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Constance H. Lau, HEI Chief Executive Officer, and James A. Ajello, HEI Chief Financial Officer, have evaluated the disclosure controls and procedures of HEI as of December 31, 2014. Based on their evaluations, as of December 31, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by HEI in reports HEI files or submits under the Securities Exchange Act of 1934:

(1)	is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and

(2)
is accumulated and communicated to HEI management, including HEI’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Annual Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 83.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Hawaiian Electric:
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Alan M. Oshima, Hawaiian Electric Chief Executive Officer, and Tayne S. Y. Sekimura, Hawaiian Electric Chief Financial Officer, have evaluated the disclosure controls and procedures of Hawaiian Electric as of December 31, 2014. Based on their evaluations, as of December 31, 2014, they have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in ensuring that information required to be disclosed by Hawaiian Electric in reports Hawaiian Electric files or submits under the Securities Exchange Act of 1934:

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

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Hawaiian Electric’s internal control over financial reporting was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of Hawaiian Electric’s internal control over financial reporting as of December 31, 2014 based on on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Hawaiian Electric’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
HEI and Hawaiian Electric: None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
HEI:
DIRECTORS OF THE REGISTRANT
The directors of HEI are listed below. The HEI Board is composed of nine directors, divided equally into three classes with staggered terms. Each year, one class of directors is nominated by the HEI Board to serve for a term of three years and is submitted to the Company's shareholders for election at the annual meeting of shareholders. Below is information regarding the business experience and certain other directorships for each HEI director, together with a description of the experience, qualifications, attributes and skills that led to the HEI Board's conclusion at the time of this Form 10-K that each of the directors should serve on the HEI Board in light of HEI's current business and structure.
Class I Directors (Terms expire at the 2015 Annual Meeting)
Constance H. Lau
Director 2001-04 and since 2006
Age 62
Executive Committee Member

As HEI's President and CEO since 2006, Ms. Lau has extensive senior management experience and thorough knowledge of the Company's operations. Prior to becoming CEO, Ms. Lau served in various leadership capacities that have spanned several functions across HEI and its subsidiaries, including the legal, financial and executive management functions. Over her more than 30 years of service to HEI and its subsidiaries, Ms. Lau acquired significant experience and expertise with respect to the utility and banking industries. Further, having been exposed to virtually all aspects of HEI's operations at the holding company and at both operating subsidiaries, Ms. Lau brings a unique and comprehensive perspective to the Board. Ms. Lau's expertise and leadership stature have been recognized nationally, leading her to be named by President Obama to the National Infrastructure Advisory Council, which she chairs, and to the boards of leading national utility industry organizations. As a result, Ms. Lau brings to the Board a national perspective, as well as valuable insights regarding physical and cyber infrastructure security.
Current and prior positions with the Company

•	President and CEO and Director, HEI, since 2006

•	Chairman of the Board, Hawaiian Electric (HEI subsidiary), since 2006

•	Director, ASB Hawaii (HEI subsidiary), since 2006

•	Chairman of the Board, ASB (HEI subsidiary), since 2006 and Risk Committee Member since 2012

•	Chairman of the Board and CEO, ASB, 2008-10

•	Chairman of the Board, President and CEO, ASB, 2006-08

•	President and CEO and Director, ASB, 2001-06

•	Senior Executive Vice President and Chief Operating Officer and Director, ASB, 1999-2001

•	Treasurer, HEI, 1989-99

•	Financial Vice President and Treasurer, HEI Power Corp. (former HEI subsidiary), 1997-99

•	Treasurer, Hawaiian Electric, and Assistant Treasurer, HEI, 1987-89

•	Assistant Corporate Counsel, Hawaiian Electric, 1984-87
Other public company directorships since 2010

•	Director, Audit Committee Chair and Nominating and Corporate Governance Committee Member, Matson, Inc., since 2012

•	Director and Audit Committee Member, Alexander & Baldwin, Inc., 2004-12
Skills and qualifications for HEI Board service

•	Intimate understanding of the Company from serving in various chief executive, chief operating and other executive, finance and legal positions at HEI and its subsidiaries for more than 30 years.

•
Familiarity with current management and corporate governance practices from her current service as director, Audit Committee Chair and Nominating and Corporate Governance member for Matson, Inc. and as a director of AEGIS Insurance Services, Inc.

•
Experience with financial oversight and expansive knowledge of the Hawaii business community and the local communities that comprise the Company's customer bases from serving as a director for various local industry, business development, educational and nonprofit organizations.

•
Utility and banking industry knowledge from her current or prior service as a director or task force member of the Hawaii Bankers Association, the American Bankers Association, the Edison Electric Institute and the Electric Power Research Institute and as a member of the federal Electricity Subsector Coordinating Council.

•
Nationally recognized leader in the fields of infrastructure, banking and energy, demonstrated by her appointment by President Obama to the National Infrastructure Advisory Council, which she chairs, membership on the federal Electricity Subsector Coordinating Council, prior service on the Federal Reserve Board of San Francisco's 12th District Community Depository Institutions Advisory Council, receipt of the 2011 Woman of the Year award from the Women's Council on Energy and the Environment and naming as a C3E Clean Energy Ambassador by the U.S. Department of Energy.

A. Maurice Myers
Director since 1991
Age 74
Compensation Committee Member

Mr. Myers brings a wealth of knowledge and leadership skills to the Board. His extensive experience leading successful companies as chief executive officer, both in Hawaii and on the mainland, including several large public companies, provides the Board with significant management expertise. Having served on the Board for 24 years, Mr. Myers has gained in-depth knowledge of HEI and its operations. With this breadth and depth of experience, Mr. Myers is a valuable resource to management and other Board members and contributes substantially to the Board's capabilities in overseeing HEI's operations.
Business experience and other public company and HEI affiliate directorships since 2010

•	CEO and Owner, Myers Equipment Leasing LLC (equipment leasing company), since 2010

•	CEO and Director, POS Hawaii LLC (provider of point of sale business systems for restaurants and retailers), since 2009

•	CEO and Director, Wine Country Kitchens LLC (manufacturer of gourmet food products), since 2007

•	Chairman, CEO and President, Waste Management, Inc. (waste and environmental services provider), 1999-2004

•	Director, ASB Hawaii (HEI subsidiary), since 2014

•	Director since 2011 and Risk Committee Member since 2012, ASB (HEI subsidiary)

•	Director, Hawaiian Electric (HEI subsidiary), 2004-06 and 2009-11

Skills and qualifications for HEI Board service

•
20 years of public company executive and board leadership experience as Chairman, CEO and President of Waste Management, Inc., Chairman, CEO and President of Yellow Corporation, President of America West Airlines and CEO and President of Aloha Airgroup, Inc.

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

James K. Scott, Ed.D.
Director since 1995
Age 63
Nominating and Corporate Governance Committee Member

Dr. Scott has considerable management experience as an executive leader in Hawaii. While Dr. Scott has earned the reputation of being one of the nation's leading education administrators, his unique value to the Company derives from his extensive knowledge, contacts and relationships within Hawaii's business community, nonprofit community and local governmental agencies. Dr. Scott's participation on the Board has contributed significantly to the Board's understanding of Hawaii's unique cultural and business environment. With the success under his leadership of one of the country's most prominent college preparatory schools, and because of his commitment to a wide array of charitable and civic causes, Dr. Scott is a well-respected leader in the state of Hawaii.
Business experience and other public company and HEI affiliate directorships since 2010

•	President, Punahou School (K-12 independent school), since 1994

•	Director, ASB (HEI subsidiary), since 2008
Skills and qualifications for HEI Board service

•	Recognized leadership and executive management skills as President of Punahou School.

•
Three decades of experience developing and executing strategic plans as the chief executive at two independent schools, including overseeing fundraising programs and admissions/marketing and finance functions.

•
Governance and board leadership experience from his current positions as director and former Chair of the Hawaii Association of Independent Schools, member of the Advisory Board of the Klingenstein Center of Teachers College at Columbia University and trustee of the National Association of Independent Schools.

Class II Directors (Terms expire at the 2016 Annual Meeting)

Thomas B. Fargo
Director since 2005
Age 66
Compensation Committee Chair
Nominating and Corporate Governance Committee Member

Admiral Fargo brings invaluable leadership skills to the Board. Admiral Fargo's experience leading complex organizations, both in Hawaii and on the mainland, provides the Board with significant management expertise. Admiral Fargo has extensive knowledge of the U.S. military (a major customer of HEI's utility subsidiary and key driver of Hawaii's economy) having served as Commander of the U.S. Pacific Command from 2002-05. Admiral Fargo's leadership, strategic planning and risk assessment skills have proven to be a valuable resource to management and other Board members.
Business experience and other public company and HEI affiliate directorships since 2010

•	Chairman of the Board and Compensation and Governance Committee Member, Huntington Ingalls Industries (military shipbuilder), since 2011

•	Owner, Fargo Associates, LLC (defense and homeland/national security consultancy), since 2005

•	CEO, Hawaii Superferry, Inc. (interisland ferry), 2008-09

•	President, Trex Enterprises Corporation (defense research and development firm), 2005-08

•	Commander, U.S. Pacific Command, 2002-05

•	Director and Audit Committee Member, Matson, Inc., since 2012

•	Director, Alexander & Baldwin, Inc., 2011-12

•	Director, Northrop Grumman Corporation, 2008-11

•	Director, Hawaiian Holdings, Inc., 2005-08

•	Director, Hawaiian Electric (HEI subsidiary), since 2005
Skills and qualifications for HEI Board service

•	Extensive knowledge of the U.S. military, a major customer of HEI's electric utility subsidiary and key driver of Hawaii's economy.

•
Leadership, strategic planning and financial and nonfinancial risk assessment skills developed over 39 years of leading 9 organizations ranging in size from 130 to 300,000 people and managing budgets up to $8 billion.

•	Experience with corporate governance, including audit, compensation and governance committees, from service on several public and private company boards.

Kelvin H. Taketa
Director since 1993
Age 60
Nominating and Corporate Governance Committee Chair

Mr. Taketa has considerable management experience as an executive leader in Hawaii. Mr. Taketa is one of Hawaii's leading nonprofit administrators and has extensive relationships within Hawaii's business and nonprofit communities. Having served on the Board for over twenty years, Mr. Taketa has contributed significantly to the Board's understanding of Hawaii's distinctive cultural and business environment. Additionally, Mr. Taketa brings the unique ability to build bridges and connect people and organizations, which has made Mr. Taketa a well-respected leader throughout the state of Hawaii.
Business experience and other public company and HEI affiliate directorships since 2010

•	President and CEO, Hawaii Community Foundation (statewide charitable foundation), since 1998

•	Director, Hawaiian Electric (HEI subsidiary), since 2004
Skills and qualifications for HEI Board service

•	Executive management experience with responsibility for overseeing more than $500 million in charitable assets as President and CEO of the Hawaii Community Foundation.

•
Proficiency in risk assessment, strategic planning and organizational leadership as well as marketing and public relations from his current position at the Hawaii Community Foundation and his prior experience as Vice President and Executive Director of the Asia/Pacific Region for The Nature Conservancy and as Founder, Managing Partner and Director of Sunrise Capital Inc.

•
Knowledge of corporate and nonprofit governance issues gained from his prior service as a director for Grove Farm Company, Inc., his current service on the boards of the Independent Sector and the Stupski Foundation, and through publishing articles and lecturing on governance of tax-exempt organizations.

Jeffrey N. Watanabe
Director since 1987
Age 72
Chairman of the Board since 2006
Executive Committee Chair
Compensation Committee Member

Mr. Watanabe has been one of the most influential figures in Hawaii's business community over the past four decades. His strategic counsel is widely sought by Hawaii's business, political and nonprofit leaders, as well as by global businesses seeking to do business in Hawaii. Having served on the Board for over twenty-five years, Mr. Watanabe's in-depth knowledge of HEI significantly contributes to the Board's ability to oversee HEI's operations. As Chairman since 2006, Mr. Watanabe has successfully led HEI through his strategic vision, willingness to make tough decisions, strong consensus-building skills, and communication ability.

Business experience and other public company and HEI affiliate directorships since 2010

•	Managing Partner, Watanabe Ing & Komeiji LLP, 1972-2007 (now retired)

•	Lead Independent Director, Alexander & Baldwin, Inc. (A&B), since 2012, director since 2003 and Nominating & Corporate Governance Committee Member

•	Director, Nominating and Corporate Governance Committee Chair and Compensation Committee Member, Matson, Inc., since 2012

•	Director since 1988 and Executive Committee Member, ASB (HEI subsidiary)

•	Director, Hawaiian Electric (HEI subsidiary), 1999-2006 and 2008-11

Skills and qualifications for HEI Board service

•
Broad business, legal, corporate governance and leadership experience from serving as Managing Partner of the law firm he helped found, advising clients on a variety of business and legal matters for 35 years and from serving on more than a dozen public and private company and nonprofit boards and committees, including his current service on the A&B Nominating and Corporate Governance Committee and the Matson Nominating and Corporate Governance and Compensation Committees.

•
Specific experience with strategic planning from providing strategic counsel to local business clients and prospective investors from the continental United States and the Asia Pacific region for 25 years of his law practice.

•	Recognized by a number of organizations for his accomplishments, including by the Financial Times-Outstanding Directors Exchange, which selected him as a 2013 Outstanding Director.

Class III Directors (Terms expire at the 2017 Annual Meeting)
Peggy Y. Fowler
Director since 2011
Age 63
Audit Committee Member

Ms. Fowler brings a unique combination of utility and banking knowledge and experience to HEI. Ms. Fowler's prior position as chief executive officer of a NYSE-listed public utility company imparts significant leadership and management expertise to the Board. Additionally, Ms. Fowler's more recent experience of serving on the board of a publicly traded bank holding company strengthens the Board's capabilities in overseeing the subsidiary bank operations.
Business experience and other public company and HEI affiliate directorships since 2010

•	Co-CEO, Portland General Electric Company (PGE), 2009

•	President and CEO, PGE, 2000-08

•	Director, PGE, 1998-2012

•	Chairman of the Board and of the Risk and Governance and Executive Committees since 2012 and director since 2009, Umpqua Holdings Corp. (publicly traded bank holding company)

•	Director and Audit Committee Member, Hawaiian Electric (HEI subsidiary), since 2009
Skills and qualifications for HEI Board service

•	35 years of executive leadership, financial oversight and utility operations experience from serving at PGE in senior officer positions, including Chief Operating Officer, President and CEO.

•
Environmental and renewable energy expertise from managing PGE's environmental department, overseeing initiatives that improved fish passage on multiple Oregon rivers, supervising the construction and integration into PGE's grid of wind and solar projects, and leading PGE to be ranked #1 by the National Renewable Energy Laboratory for selling more renewable power to residential customers than any other utility in the U.S. for several years during her tenure as PGE's CEO.

•	Proven management, leadership and analytical skills, including crisis management, risk assessment, strategic planning and public relations skills.

•
Expertise in financial oversight, regulatory compliance and corporate governance gained from serving as President (1997-2000), CEO (2000-08) and Chair (2001-04) of PGE, as a past director for the Portland Branch of the Federal Reserve Bank of San Francisco and as a director and committee member for several private and public companies, including Umpqua Holdings Corporation.

Keith P. Russell
Director since 2011
Age 69
Audit Committee Member

Mr. Russell has extensive senior management experience in the banking industry. Mr. Russell's many years of executive leadership experience in managing and overseeing bank operations contributes invaluable expertise to the Board. In addition, his prior service as chief risk officer of a large financial institution significantly strengthens the Board's capabilities in overseeing and managing risk within the organization. Mr. Russell also has extensive knowledge and experience from his prior service as an officer of a lender to the electric utility industry.
Business experience and other public company and HEI affiliate directorships since 2010

•	President, Russell Financial, Inc. (strategic and financial consulting firm), since 2001

•	Vice Chair/Chief Risk Officer, Mellon Financial Corp., then Chairman, Mellon West, 1991-2001

•	Senior Executive Vice President, then Director, President and Chief Operating Officer, GLENFED/Glendale Federal Bank, 1983-91

•	Director, ASB Hawaii (HEI subsidiary), since 2014

•	Director and Audit Committee Member since 2010 and Risk Committee Chair since 2012, ASB (HEI subsidiary)

•	Director since 2004 and Audit Committee chair since 2011, Sunstone Hotel Investors

•	Director, Nationwide Health Properties, 2002-11
Skills and qualifications for HEI Board service

•
10 years of executive leadership, financial oversight, risk management and strategic planning experience from serving as Vice Chairman/Chief Risk Officer for Mellon Financial Corporation and Chairman of Mellon's West Coast operations. Mellon was also a major lender and capital provider to the electric utility industry.

•	8 years of executive and corporate governance experience from serving as Director, President and Chief Operating Officer of GLENFED/Glendale Federal Bank.

•
9 years of banking industry experience serving as Senior Vice President and Deputy Administrator for Security Pacific National Bank, with direct responsibility for a wide breadth of operations, including leasing, consumer and commercial finance, mortgage banking, venture capital, cash management and trust business.

Barry K. Taniguchi
Director since 2004
Age 67
Audit Committee Chair
Executive Committee Member

Mr. Taniguchi brings to the Board considerable experience as a proven business leader in Hawaii, with extensive knowledge of the business climate and significant contacts and relationships within the business community and local governmental agencies. With the successes of his own businesses, and because of his commitment to a wide array of charitable causes, Mr. Taniguchi is one of the most well-respected businesspersons in Hawaii.
Business experience and other public company and HEI affiliate directorships since 2010

•	Chairman and CEO since 2014 and President and CEO since 1989, KTA Super Stores (grocery store chain)

•	President and Director, K. Taniguchi Ltd. (real estate lessor), since 1989

•	Director, ASB Hawaii (HEI subsidiary), since 2014

•	Director, ASB (HEI subsidiary) since 2002 and Audit Committee Chair

•	Director, 2001-11 and Audit Committee Chair, Hawaiian Electric (HEI subsidiary)

•	Director, Maui Electric Company, Limited (HEI and Hawaiian Electric subsidiary), 2006-09

•	Director, Hawaii Electric Light Company, Inc. (HEI and Hawaiian Electric subsidiary), 1997-2009
Skills and qualifications for HEI Board service

•
Current knowledge of and experience with the business community on the island of Hawaii, which is served by one of HEI's utility subsidiaries, Hawaii Electric Light Company, Inc., from his chief executive roles for the last 25 years.

•	Accounting and auditing knowledge and experience gained from obtaining a public accounting certification and from his prior work as an auditor and as a controller.

•
Extensive corporate and nonprofit board and leadership experience, including from having served as a director of Hawaii Community Foundation, as a director and former Chair of both the Hawaii Island Economic Development Board and the Chamber of Commerce of Hawaii.

EXECUTIVE OFFICERS OF THE REGISTRANT (HEI)
The executive officers of HEI are listed below. Messrs. Oshima and Wacker are officers of HEI subsidiaries rather than of HEI, but are deemed to be executive officers of HEI under SEC Rule 3b-7 promulgated under the 1934 Exchange Act. HEI executive officers serve from the date of their initial appointment until the annual meeting of the HEI Board at which officers are appointed (or the next annual appointment of officers by the applicable HEI subsidiary board), and thereafter are appointed for one-year terms or until their successors have been duly appointed and qualified or until their earlier resignation or removal. HEI executive officers may also hold offices with HEI subsidiaries and affiliates in addition to their current positions listed below.

Name	Age	Business experience for last 5 years and prior positions with the Company
Constance H. Lau	62
HEI President and Chief Executive Officer since 5/06
HEI Director, 6/01 to 12/04 and since 5/06
Hawaiian Electric Chairman of the Board since 5/06
ASB Hawaii Director since 5/06
ASB Chairman of the Board since 5/06
·   ASB Chairman of the Board since 11/10
·   ASB Chairman of the Board and Chief Executive Officer, 2/08 to 11/10
·   ASB Chairman of the Board, President and Chief Executive Officer, 5/06 to 1/08
·   ASB President and Chief Executive Officer and Director, 6/01 to 5/06
·   ASB Senior Executive Vice President and Chief Operating Officer and Director, 12/99 to 5/01
·   HEI Treasurer, 4/89 to 10/99
·   HEI Power Corp. Financial Vice President and Treasurer, 5/97 to 8/99
·   Hawaiian Electric Treasurer and HEI Assistant Treasurer, 12/87 to 4/89
·   Hawaiian Electric Assistant Corporate Counsel, 9/84 to 12/87

James A. Ajello	61
HEI Executive Vice President and Chief Financial Officer since 8/13
ASB Hawaii Director since 8/09
·    HEI Executive Vice President, Chief Financial Officer and Treasurer, 5/11 to 8/13
·    HEI Senior Financial Vice President, Treasurer and Chief Financial Officer, 1/09 to 5/11

Chester A. Richardson	66
HEI Executive Vice President, General Counsel, Secretary and Chief Administrative Officer since 5/11
·   HEI Senior Vice President, General Counsel, Secretary and Chief Administrative Officer, 9/09 to 5/11
·   HEI Senior Vice President, General Counsel and Chief Administrative Officer, 12/08 to 9/09
·   HEI Vice President, General Counsel, 8/07 to 12/08

Alan M. Oshima	67
Hawaiian Electric President and Chief Executive Officer since 10/14
Hawaiian Electric Director, 2008 to 10/11 and since 10/14
HEI Charitable Foundation President since 10/11
·   Hawaiian Electric Senior Executive Officer on loan from HEI, 5/14 to 9/14
    ·   HEI Executive Vice President, Corporate and Community Advancement, 10/11 to 5/14 ·   Prior to joining the Company: AMO Consulting, Owner and Principal, 2008-10/11; Hawaiian
        Telcom Communications, Inc. (Hawaiian Telcom), Senior Advisor, 2008-10; Hawaiian Telcom,
        Senior Vice President, General Counsel and Secretary, 2005-08

Richard F. Wacker	52	ASB President and Chief Executive Officer since 11/10 ASB Hawaii Director since 12/14 ASB Director since 11/10 · Prior to joining the Company: Korea Exchange Bank, Chairman, 4/09 to 11/10
Family relationships; executive officer and director arrangements
There are no family relationships between any executive officer or director of HEI and any other executive officer or director of HEI. There are no arrangements or understandings between any executive officer or director of HEI and any other person pursuant to which such executive officer or director was selected.
Section 16(a) beneficial ownership reporting compliance
Section 16(a) of the Securities Exchange Act of 1934 requires HEI’s executive officers, directors and persons who own more than ten percent of a registered class of HEI’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Such reporting persons are also required by SEC regulations to furnish HEI with copies of all Section 16(a) forms they file. Based solely on its review of such forms provided to it, HEI believes that each of the persons required to comply with the Section 16(a) reporting requirements with regard to HEI complied with such reporting requirements for 2014, except that on one occasion, the following officers failed to file timely reports (one report reporting one transaction each was inadvertently filed one day late) relating to shares awarded under the Company's Long-Term Incentive Plan for the 2011-13 performance period: Constance H. Lau, Chief Executive Officer, James A. Ajello, Executive Vice President and Chief Financial Officer, Chester A. Richardson, Executive Vice President, General Counsel, Secretary and Chief Administrative Officer, Richard M. Rosenblum, Hawaiian Electric Company Chief Executive Officer, and Richard F. Wacker, American Savings Bank Chief Executive Officer. All reports have now been filed.
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
Audit Committee
The Audit Committee is responsible for overseeing (i) HEI’s financial reporting processes and internal controls, (ii) the performance of HEI’s internal auditor, (iii) risk assessment and risk management policies set by management and (iv) the Corporate Code of Conduct compliance program for HEI and its subsidiaries. In addition, this committee is directly responsible for the appointment, compensation and oversight of the independent registered public accounting firm that audits HEI’s consolidated financial statements. The Audit Committee also maintains procedures for receiving and reviewing confidential reports of potential accounting and auditing concerns.
All Audit Committee members are independent and qualified to serve on the committee pursuant to NYSE and SEC requirements and the Audit Committee meets the other applicable requirements of the Securities Exchange Act of 1934. None of the Audit Committee members serve on the audit committees of more than two other public companies.
The Audit Committee is responsible for providing independent, objective oversight of HEI’s accounting functions and internal controls. It operates and acts under a written charter, which was adopted and approved by the committee and the Board of Directors. The Board has determined that the three directors currently serving on the Audit Committee (Ms. Fowler and Messrs. Russell and Taniguchi) meet the independence and other qualification requirements of the NYSE Listed Company Manual and applicable securities laws. Ms. Fowler and Messrs. Russell and Taniguchi have been determined by the Board to be the “audit committee financial experts” on the Audit Committee. In addition, the Audit Committee has authority to retain its own independent legal counsel and accounting advisers at HEI’s expense.
The Audit Committee assists the Board with its financial and risk oversight responsibilities. Management has the primary responsibility for HEI’s consolidated financial statements and reporting process, including the systems of internal control. The independent registered public accounting firm has the responsibility for the independent audit of the consolidated financial statements and for expressing an opinion on the conformity of those audited consolidated financial statements with U.S. generally accepted accounting principles.
Hawaiian Electric:
The information required by this Item 10 for Hawaiian Electric is incorporated herein by reference to pages 1 to 7 of Hawaiian Electric Exhibit 99.1.

ITEM 11.	EXECUTIVE COMPENSATION
HEI:

COMPENSATION DISCUSSION AND ANALYSIS
This section describes our executive compensation program and the compensation decisions made for our 2014 named executive officers. Three of our named executive officers are executives at HEI (the holding company), one currently leads Hawaiian Electric Company (our electric utility subsidiary), one heads American Savings Bank (our bank subsidiary) and one formerly led Hawaiian Electric Company:

Name	Title	Entity
Constance H. Lau	HEI President & CEO	Holding company
James A. Ajello	HEI Executive Vice President & Chief Financial Officer	Holding company
Chet A. Richardson	HEI Executive Vice President, General Counsel, Secretary & Chief Administrative Officer	Holding company
Alan M. Oshima*	Hawaiian Electric Company President & CEO	Electric utility subsidiary
Richard F. Wacker	American Savings Bank President & CEO	Bank subsidiary
Richard M. Rosenblum**	Former Hawaiian Electric Company President & CEO	Electric utility subsidiary

*
Effective October 1, 2014, Mr. Oshima was appointed Hawaiian Electric President & CEO. From October 10, 2011 through May 18, 2014, Mr. Oshima served as HEI Executive Vice President, Corporate and Community Advancement. Effective May 19, 2014 and up to his appointment as Hawaiian Electric President and CEO, Mr. Oshima served as a senior Hawaiian Electric executive officer on loan from HEI.

**
Mr. Rosenblum stepped down as Hawaiian Electric President & CEO effective September 30, 2014. He retired in January 2015 and continues as a consultant to Hawaiian Electric for a six-month period. See "Consulting Agreement with Former Executive" below.

Executive summary
Our guiding principles shape our program design and pay decisions
In designing HEI’s executive compensation program and making pay decisions, the Compensation Committee (Committee) follows these guiding principles:

•	pay should reflect Company performance, particularly over the long‑term,

•	compensation programs should align executive interests with those of our shareholders,

•	programs should be designed to attract, motivate and retain talented executives who can drive the Company’s success, and

•	the cost of programs should be reasonable while maintaining their purpose and benefit.
Key design features
Straight‑forward design. The compensation program for our named executive officers is simple and straight‑forward. The program is comprised of four primary elements - base salary, performance‑based annual incentives, performance‑based long‑term incentives earned over three years and time‑based restricted stock units (RSUs) that vest in annual installments over four years.
Emphasis on variable (performance‑based) pay over fixed pay. Through the target compensation mix, we emphasize variable pay over fixed pay, with the majority of the target compensation opportunity for each named executive officer linked to the Company’s financial, market and operating results.
Balance between short‑ and long‑term components. The compensation program also balances the importance of achieving long‑term strategic priorities and critical short‑term goals that support long‑term objectives.

Our compensation practices demonstrate our commitment to sound governance
The tables below summarize our current executive compensation practices - both what we do (to drive performance and manage risk) and what we don’t do:

What We Do
✓✓	Link pay to performance
✓	Utilize rigorous performance conditions that encourage long‑term value creation
✓	Balance short‑ and long‑term compensation to promote sustained performance over time
✓	Benchmark toward the competitive median in setting compensation levels
✓	Review tally sheets when making compensation decisions
✓	Mitigate undue risk in compensation programs
✓	Utilize “double‑trigger” change‑in‑control agreements
✓	Maintain clawback policy for performance‑based compensation
✓	Require stock ownership and retention by named executive officers; CEO must own five times her base salary
✓	Prohibit pledging of Company stock and transactions designed to hedge the risk of stock ownership
✓	Utilize independent compensation consultant to advise Committee
What We Don’t Do
✗	No employment contracts
✗	No tax gross ups, except under the Executive Death Benefit Plan frozen in 2009
✗	No compensation programs that are reasonably likely to create material risk to Company
✗	No significant perquisites
✗	No repricing of underwater equity‑based grants
✗	No dividends or dividend equivalents on unearned performance shares
2014 Say-On-Pay Vote
At our 2014 Annual Meeting, nearly 90% of votes cast approved our executive compensation program through the advisory say-on-pay vote. The Compensation Committee reviewed this say-on-pay result and considered this vote to be supportive of the Company’s executive compensation program, including changes made in response to the 2013 say-on-pay vote and summarized in our proxy statement for our 2014 Annual Meeting, and determined not to make any additional structural changes to the program for 2014.
How we make compensation decisions
Our roles in determining compensation are well‑defined
Compensation Committee
The Committee oversees the design and implementation of our executive compensation programs. On an annual basis, the Committee engages in a rigorous process to arrive at compensation decisions regarding the named executive officers. In the course of this process, the Committee:

•	Engages in extensive deliberations in meetings held over several months

•	Consults with its independent compensation consultant during and outside of meetings

•	Focuses on the Company’s long‑term strategy and nearer‑term goals to achieve such strategy in setting performance metrics and goals

•
Reviews tally sheets for each named executive officer to understand how the elements of compensation relate to each other and to the compensation package as a whole (the tally sheets include fixed and variable compensation, minimal perquisites and change in pension value and also show historical compensation)

•	Examines data and analyses prepared by its independent compensation consultant concerning peer group selection, comparative compensation data and evolving best practices

•	Reviews Company performance and discusses assessments of the individual performance of senior members of management

•	Analyzes the reasonableness of incentive payouts in light of the long‑term benefits to shareholders

•	Considers trends in payouts to determine whether incentive programs are working effectively

•	Reviews risk assessments to determine whether compensation programs and practices carry undue risk
Early each year, the Committee determines payouts under incentive plans ending in the prior year, establishes performance metrics and goals for incentive plans beginning that year and recommends to the Board and subsidiary boards the level of compensation and mix of pay elements for each named executive officer.
The independent directors evaluate the CEO’s performance, consider Committee recommendations concerning her pay and determine her compensation. The Board and subsidiary boards also review the performance of and Committee recommendations concerning the other named executive officers and approve their compensation.
Executive officers
The CEO, who is also an HEI director, assesses and reports on the performance of the other named executive officers and makes recommendations to the Committee with respect to their levels of compensation and mix of pay elements. She also participates in Board deliberations in acting on the Committee’s recommendations regarding the other named executive officers. She does not participate in the deliberations of the Committee to recommend, or of the Board to determine, her own compensation.
Management supports the Committee in executing its responsibilities by providing materials for Committee meetings (including tally sheets and recommendations regarding performance metrics, goals and pay mix); by attending portions of Committee meetings as appropriate to provide perspective and expertise relevant to agenda items; and by supplying data and information as requested by the Committee and/or its independent compensation consultant.
Compensation consultant & consultant independence
The Committee’s independent compensation consultant, Frederick W. Cook & Co., Inc. (Fred Cook & Co.), is retained by, and reports directly to, the Committee. Fred Cook & Co. provides the Committee with independent expertise on market practices and developments in executive compensation, compensation program design, peer group composition, and competitive pay levels, and provides related research, data and analysis. Fred Cook & Co. also advises the Committee regarding analyses and proposals presented by management. A representative of Fred Cook & Co. generally attends Committee meetings, participates in Committee executive sessions, and communicates directly with the Committee.
In early 2015, as in 2014, the Committee evaluated Fred Cook & Co.’s independence, taking into account all relevant factors, including the factors specified in the NYSE listing standards and the absence of other relationships between Fred Cook & Co. and the Company, its directors or executive officers. Based on its review of such factors, and based on Fred Cook & Co.’s independence policy, which was shared with the Committee, the Committee concluded that Fred Cook & Co. is independent and that the work of Fred Cook & Co. has not raised any conflict of interest.
We use comparative market data as a reference point for compensation
Compensation benchmarking
The Committee considers comparative market compensation as a reference in determining pay levels and mix of pay components. While the Committee seeks to position named executive officer target compensation opportunity (comprised of base salary, target performance‑based annual incentive, target performance‑based long‑term incentive and time‑vested RSUs) at the comparative market median, the Committee may decide that an executive’s pay opportunity should be higher or lower based on internal equity or the executive’s level of responsibility, experience, expertise, performance and retention and succession considerations.
Comparative market data used in setting 2014 executive pay consisted of information from public company proxy statements for peer group companies and, for Ms. Lau, Mr. Ajello, Mr. Oshima, Mr. Richardson and Mr. Rosenblum, data from the Towers Watson Energy Services Survey, which consists of compensation data for 104 companies. The data was regressed based on revenues of $3.3 billion for appropriate size comparison for HEI.
Comparative market data available in late 2013 was used to establish the 2014 target compensation opportunity. On the basis of such data, the Committee set the target compensation opportunity for all named executive officers at approximately the comparative market median.

Peer groups
Compensation peers
The Committee annually reviews the peer groups used in benchmarking for HEI and subsidiary executive compensation, with analysis and recommendations provided by Fred Cook & Co.
For 2014 compensation, the Committee used one peer group for the compensation of the named executive officers employed by HEI (Ms. Lau, Mr. Ajello, Mr. Oshima (while working for HEI) and Mr. Richardson) and its electric utility (Mr. Rosenblum and Mr. Oshima (while working for Hawaiian Electric)) and used a separate peer group for the named executive officer employed by ASB (Mr. Wacker), given the differences in ASB’s business from the business of HEI's utility subsidiaries.
For 2014, the Committee determined, with input from Fred Cook & Co., that HEI’s peer group should be set to situate HEI near the median for revenues. The Committee determined that the companies in the 2013 bank subsidiary peer group remained appropriate and no changes to that peer group were needed for 2014. The selection criteria and resulting 2014 HEI and bank subsidiary peer groups are set forth below.

	HEI 2014 Peer Group (applies to Ms. Lau, Mr. Ajello, Mr. Richardson Mr. Oshima & Mr. Rosenblum)		Bank Subsidiary 2014 Peer Group (applies to Mr. Wacker)
Selection Criteria	Electric and multi‑utility companies		High‑performing regional banks and thrifts
	Revenue balanced in a range of approximately 0.4x to 2.5x HEI’s revenue		Total assets balanced in a range of approximately 0.6x to 3.0x American Savings Bank’s total assets
	Market cap and location as secondary considerations		Available compensation data
Available compensation data
Peer Group for 2014 Compensation	Alliant Energy	Pepco Holdings	1st Source	Glacier Bancorp
	Ameren	Pinnacle West	BancFirst	Great Southern Bancorp
	Avista	PNM Resources	Bank of Hawaii	IBERIABANK
	CenterPoint Energy	Portland General Electric	Bank of the Ozarks	Independent Bank
	CMS Energy	SCANA	Central Pacific Financial	NBT Bancorp
	Great Plains Energy	TECO Energy	City Holding Company	Park National
	Integrys Energy	UIL Holdings	Community Bank System	Prosperity Bancshares
	MDU Resources	UNS Energy	CVB Financial	Republic Bancorp
	NiSource	Vectren	Dime Community Bancshares	United Bankshares
	Northeast Utilities	Westar Energy	First Financial	Westamerica Bancorp
	OGE Energy	Wisconsin Energy	Flushing Financial

Italicized companies were new for 2014. UNS Energy was acquired in 2014 and was subsequently removed.
Performance peers
In addition to the peer companies used for benchmarking executive compensation, certain of the performance metrics used in the long‑term incentive plans (described below under "Long-term incentives") are based on performance relative to performance peers. HEI’s Relative TRS performance is measured against the performance of the utilities in the Edison Electric Institute (EEI) Index and ASB’s Relative Return on Assets (ROA) performance metric is based on ASB’s performance compared to that of all U.S. banks with assets of $3.5 billion to $8 billion. See Note 4 to the "2014-16 Long-Term Incentive, Performance Metrics & Why We Use Them" table on page 197 for an explanation of ASB's Relative ROA. The performance peers for both metrics are set forth below:

2014 Edison Electric Index (EEI) Peers for HEI Long-Term Incentive Plan
Relative Total Return to Shareholders Metric
The EEI is an association of U.S. shareholder-owned electric companies that are representative of comparable investment alternatives to HEI. The EEI’s members serve 95% of the ultimate customers in the shareholder-owned segment of the industry.

Allete, Inc.	Duke Energy Corp.	NextEra Energy Inc.	Public Service Enterprise Group Inc.
Alliant Energy Corp.	Edison International	NiSource Inc.	SCANA Corp.
Ameren Corp.	El Paso Electric Co.	Northeast Utilities	Sempra Energy
American Electric Power Co.	Empire District Electric Co.	NorthWestern Corp.	Southern Co.
Avista Corp.	Entergy Corp.	OGE Energy Corp.	TECO Energy
Black Hills Corp.	Exelon Corp.	Otter Tail Corp.	UIL Holdings Corp.
Centerpoint Energy Inc.	FirstEnergy Corp.	Pepco Holdings Inc.	Unitil Corp.
Cleco Corp.	Great Plains Energy Inc.	PG&E Corp.	Vectren Corp.
CMS Energy Corp.	IDACORP Inc.	Pinnacle West Capital Corp.	Westar Energy Inc.
Consolidated Edison Inc.	Integrys Energy Group	PNM Resources Inc.	Wisconsin Energy Corp.
Dominion Resources Inc.	MDU Resources Group Inc.	Portland General Electric	Xcel Energy Inc.
DTE Energy Co.	MGE Energy Inc.	PPL Corp.

2014 Bank Performance Peer Group for Long‑Term Incentive Plan Relative Return on Assets (ROA) Metric
The performance peer group for ASB’s long‑term incentive plan ROA metric includes all publicly traded banks and thrifts with total assets between $3.5 billion and $8 billion. The specific banks and thrifts in the bank ROA peer group in one year may differ from the banks and thrifts in the group in the next year, as total assets for a given institution may change from year to year.

1st Source Corporation	CVB Financial Corp.	NBT Bancorp Inc.
Ameris Bancorp	Dime Community Bancshares, Inc.	Northwest Bancshares, Inc.
BancFirst Corporation	Eagle Bancorp, Inc.	PacWest Bancorp
Bancorp, Inc.	Farmers & Merchants Bank of Long Beatch	Park National Corporation
Bank of the Ozarks, Inc.	First Busey Corporation	Pinnacle Financial Partners, Inc.
Banner Corporation	First Commonwealth Financial Corporation	Renasant Corporation
BBCN Bancorp, Inc.	First Financial Bancorp.	S&T Bancorp, Inc.
Beneficial Mutual Bancorp, Inc. (MHC)	First Financial Bankshares, Inc.	Sandy Spring Bancorp, Inc.
Berkshire Hills Bancorp, Inc.	First Financial Holdings, Inc.	Simmons First National Corporation
Boston Private Financial Holdings, Inc.	First Interstate BancSystem, Inc.	Tompkins Financial Corporation
Brookline Bancorp, Inc.	First Merchants Corporation	TrustCo Bank Corp NY
Capital Bank Financial Corporation	Flushing Financial Corporation	Union First Market Bankshares Corporation
Central Pacific Financial Corporation	Glacier Bancorp, Inc.	United Community Banks, Inc.
Chemical Financial Corporation	Great Southern Bancorp, Inc.	WesBanco, Inc.
Columbia Banking System, Inc.	Heartland Financial USA, Inc.	Westamerica Bancorporation
Community Bank System, Inc.	Home BancShares, Inc.	Willshire Bancorp, Inc.
Community Trust Bancorp, Inc.	Independent Bank Corporation	WSFS Financial Corporation
Customers Bancorp, Inc.	National Bank Holdings Corporation
*Taylor Capital Group, Inc. was acquired in 2014 and subsequently removed.
What we pay and why: Compensation elements and 2014 pay decisions
Each element of compensation supports important objectives
The total compensation program for named executive officers is made up of the five components summarized below. Each component fulfills important objectives that reflect our focus on pay for performance, competitive programs to attract and retain talented executives, and aligning executive decisions with the interests of the Company and our shareholders. These elements are described in further detail in the pages that follow.

Compensation Element	Summary	Objectives
Base Salary	Fixed level of cash compensation targeted to peer group median (but may vary based on performance, experience, responsibilities and other factors).	Attract and retain talented executives by providing competitive fixed cash compensation.
Annual Performance‑Based Incentives	Variable cash award based on achievement of pre‑set performance goals for the year. Award opportunity is a percentage of base salary. Performance below threshold levels yields no incentive payment.
Drive achievement of key business results linked to long‑term strategy and reward executives for their contributions to such results.
Balance compensation cost and return by paying awards based on performance.

Long‑Term Performance‑Based Incentives
Variable equity award based on meeting pre‑set performance objectives over a 3‑year period. Award opportunity is a percentage of base salary. Performance below threshold levels yields no incentive payment.

Motivate executives and align their interests with those of shareholders by promoting long‑term value growth and by paying awards in the form of equity.
Balance compensation cost and return by paying awards based on performance.

Annual RSU Grant	Annual equity grants in the form of RSUs that vest in equal installments over 4 years. Amount of grant is a percentage of base salary.	Promote alignment of executive and shareholder interests by ensuring executives have significant ownership of HEI stock. Retain talented leaders through multi‑year vesting.
Benefits
Includes defined benefit pension plans and retirement savings plan (for HEI/utility employees) and defined contribution plan (for bank employees); deferred compensation plans; double‑trigger change‑in‑control agreements; minimal perquisites; and an executive death benefit plan (frozen since 2009).

Enhance total compensation with meaningful and competitive benefits that promote peace of mind and contribute to financial security.
Double‑trigger change‑in‑control agreements encourage focused attention of executives during major corporate transitions.

Modest changes to elements in 2014
On an annual basis, the Committee reviews and recommends each named executive officer’s target compensation opportunity, which is composed of four of the five elements from the chart above: base salary, annual incentive opportunity at target, long‑term incentive opportunity at target and annual RSU grant. The last three of these elements are established as a percentage of base salary.
The Committee made very modest changes to the mix of elements for 2014, as shown in the chart below.

	Base Salary ($)		Annual Incentive (Target Opportunity[1] as % of Base Salary)		Long‑term Incentive (Target Opportunity[1] as % of Base Salary)		Restricted Stock Units (Grant Value as % of Base Salary)
Name	2013	2014	2013	2014	2013‑15	2014‑16	2013	2014
Constance H. Lau	815,000	same	100	same	150	160	75	same
James A. Ajello	527,850	543,700	60	same	80	same	50	same
Chester A. Richardson	396,550	412,400	55	same	70	same	50	same
Alan M. Oshima	N/A	550,000[2]	N/A	50/75[3]	55	same	N/A	45
Richard F. Wacker	591,600	604,000	80	same	80	same	20	same
Richard M. Rosenblum	617,100	630,000	75	same	90	same	50	same

1	The threshold and maximum opportunities are 0.5 times target and 2 times target, respectively.

2
The Committee set Mr. Oshima's base salary at $550,000 upon his promotion to Hawaiian Electric President & CEO effective October 1, 2014. Prior to that and from January 1, 2014 to May 18, 2014, Mr. Oshima's base salary while at HEI was $331,000 and from May 19, 2014 to September 30, 2014, his base salary as a Hawaiian Electric senior executive on loan from HEI was $386,580. Mr. Oshima's pro-rated base salary for 2014 was $406,593, which is reflected in the "2014 Summary Compensation Table" on page 205.

3	Mr. Oshima's target opportunity increased from 50% to 75% upon his promotion to Hawaiian Electric President & CEO in October 2014.
Base salary
Base salaries for our named executive officers are reviewed and determined annually. In establishing base salaries for the year, the Committee considers competitive market data, internal equity, and each executive’s level of responsibility, experience, expertise, performance and retention and succession considerations. The Committee strives to set base salaries at the competitive median, but may determine that the foregoing factors compel a higher or lower salary.
For 2014, Ms. Lau’s base salary remained the same. For 2014, Messrs. Ajello, Richardson, Rosenblum and Wacker received modest base salary increases to recognize their performance and maintain the market competitiveness of their pay. The percentage increases were as follows: Mr. Ajello (3%), Mr. Richardson (4%), Mr. Rosenblum (2.1%) and Mr. Wacker (2.1%). Mr. Oshima’s base salary was set at the median level for his position at similar companies at the time of his promotion to

Hawaiian Electric President & CEO in October 2014. The resulting 2014 base salaries for the named executive officers are shown in the table above.
Annual incentives
HEI named executive officers and other executives are eligible to earn an annual cash incentive award under HEI’s Executive Incentive Compensation Plan (EICP) based on the achievement of performance goals for the year. Each year, the Committee determines the target annual incentive opportunity for each executive, performance metrics for the year, and goals for achievement in those metrics.
2014 target annual incentive opportunity
The target annual incentive opportunity is a percentage of base salary, with the threshold and maximum opportunities equal to 0.5 times and 2 times target, respectively. In establishing the target percentage for each executive, the Committee takes into account the mix of pay elements, competitive market data, internal equity, performance and other factors described above under “Base Salary.”
The 2014 target annual incentive opportunities for the named executive officers are shown in the table above. For 2014, the Committee recommended, and the Board approved, keeping the target opportunity the same as the 2013 target opportunity for all HEI named executive officers. As a result of Mr. Oshima's promotion to Hawaiian Electric President & CEO in October 2014, Mr. Oshima's target opportunity was increased from 50% to 75%.
2014 performance metrics, goals, results & payouts
The performance metrics for annual incentives are chosen because they connect directly to the Company’s strategic priorities and correlate with creating shareholder value. The 2014 performance metrics for Ms. Lau, Mr. Ajello, Mr. Oshima (from January 1, 2014 through May 18, 2014) and Mr. Richardson related to the holding company, while the metrics for Mr. Oshima (from May 19, 2014 through December 31, 2014) and Mr. Rosenblum concerned the utility and the metrics for Mr. Wacker related to ASB. The rationale for each metric is shown in the chart below.
In addition to selecting performance metrics, the Committee determines the level of achievement required to attain the threshold, target and maximum goal for each metric. The level of difficulty of the goals reflects the Committee’s belief that incentive pay should be motivational - that is, the goals should be challenging but achievable - and that such pay should be balanced with reinvestment in the Company and return to shareholders. Consistent with this approach, the Committee believes threshold should represent solid performance with positive financial/operating results, target should denote achievable goals that include a stretch factor and maximum should signify truly exceptional performance.
The target level for financial goals, such as net income, return on average common equity (ROACE) and ROA is generally set at the level of the Board‑approved budget, which represents the level of accomplishment the Company seeks to achieve for the year. In setting the threshold and maximum levels, the Committee considers whether the risks to accomplishing the budget weigh more heavily toward the downside and how challenging it would be to achieve incremental improvements over the target level.
The chart below identifies the 2014 annual incentive metrics, the objective each measure serves, the level of achievement required to attain the threshold, target and maximum levels for each metric, the results for 2014 and the corresponding payout as a percentage of the target opportunity. The results shown below for Mr. Wacker incorporate the Committee’s decision to exclude the impact of one unusual event that affected ASB in 2014. The results shown below for Mr. Rosenblum and Mr. Oshima (from May 19, 2014 through December 31, 2014) incorporate the Committee’s decision to exclude the impact of one unusual event that affected the utility in 2014. The results shown below for Ms. Lau, Mr. Ajello, Mr. Richardson and Mr. Oshima (from January 1, 2014 through May 18, 2014) incorporate the Committee’s decision to exclude the impact of the two unusual material events that occurred in 2014, one affecting the utility and the other ASB. The two adjustments are described below under "Adjustments for unusual events - 2014 Annual Incentive."
.

2014 Annual Incentive		Goals				Total Payout as
Performance Metrics & Why We Use Them	Weighting	Threshold	Target	Maximum	Result	% of Target
Lau, Ajello, Richardson and Oshima*
HEI Net Income[1] focuses on fundamental earnings growth, which correlates to shareholder value.	60%	$150.6M	$167.3M	$179.7M	$170.3M	121%
Plant Additions[2] promotes execution of the utility’s robust plant additions program, which is needed to achieve clean energy goals and maintain reliable service.	6.25%	$323M	$359M	$395M	$342M
Utility Safety[3] rewards improvements in workplace safety, promoting employee wellbeing and reducing expense.	6.25%	1.70 TCIR	1.44 TCIR	1.18 TCIR	1.17 TCIR
Renewable Energy[4] encourages development and integration of additional renewable energy into the utility’s system.	6.25%	100 GWh	150 GWh	200 GWh	569 GWh
Utility Customer Satisfaction[5] focuses on improving the customer experience through all points of contact with the utility.	6.25%	62%	64%	68%	59%
ASB ROA[6] measures how efficiently the bank deploys its assets by comparing return to total assets.	15%	0.85%	0.95%	1.05%	0.96%
Oshima* and Rosenblum
Utility Net Income[1] - see HEI Net Income above.	50%	$122.5M	$136.1M	$149.8M	$139.0M	105%
Plant Additions[2] promotes execution of the utility’s robust plant additions program, which is needed to achieve clean energy goals and maintain reliable service.	10%	$323M	$359M	$395M	$342M
Utility Safety[3] rewards improvements in workplace safety, promoting employee wellbeing and reducing expense.	10%	1.70 TCIR	1.44 TCIR	1.18 TCIR	1.17 TCIR
Renewable Energy[4] encourages development and integration of additional renewable energy into the utility’s system.	5%	100 GWh	150 GWh	200 GWh	569 GWh
Utility Employee Engagement[7] rewards growth in employee dedication and motivation, which are crucial to achieving the utility’s objectives.	10%	72%	73%	75%	71%
Utility Customer Satisfaction[5] focuses on improving the customer experience through all points of contact with the utility.	10%	62%	64%	68%	59%
Utility Service Levels[8] promotes improvements in call center response rates.	5%	68%	70%	75%	72%
Wacker
ASB ROA[6] measures how efficiently the bank deploys its assets by comparing return to total assets.	40%	0.85%	0.95%	1.05%	0.96%	120%
ASB Net Income[9] - see HEI Net Income above.	60%	$47M	$51M	$55M	$52.1M

*
For purposes of determining Mr. Oshima's pro-rated payout for his 2014 annual incentive, Mr. Oshima was subject to the holding company's metrics and goals for the period from January 1, 2014 through May 18, 2014 and the utility's metrics and goals (that is, the goals of Hawaiian Electric's CEO) from May 19, 2014 through December 31, 2014.

1
The HEI and Utility Net Income results represent HEI’s and the utility’s non‑GAAP core net income for 2014, respectively. Non‑GAAP core net income differs from what is reported under GAAP because it excludes the impact of the unusual events in 2014 described below under "Adjustments for unusual events - 2014 Annual Incentive." For a reconciliation of the GAAP and non‑GAAP results, see "Reconciliation of GAAP to Non‑GAAP Measures" on page 216.

2	Utility Plant Additions represents plant additions to the utility rate base, net of in‑kind contributions in aid of construction.

3
Utility Safety is measured by Total Cases Incident Rate (TCIR), a standard measure of employee safety. TCIR equals the number of Occupational Safety and Health Administration recordable cases as of 12/31/14 × 200,000 productive hours divided by productive hours for the year. The lower the TCIR the better.

4
Renewable Energy represents gigawatt hours (GWh) of additional renewable energy acquired during the year through a variety of methods, including new power purchase agreements, new generation projects, new biofuel supply contracts, and net energy metering and feed‑in‑tariff projects.

5	Utility Customer Satisfaction is based on customer surveys conducted by a third party vendor.

6
The ASB ROA result is ASB’s non‑GAAP core net income divided by its average total assets for the period. ASB’s core net income is described in note 9 below. Average total assets is calculated by averaging the total assets for each day in the period.

7
Utility Employee Engagement is based on employee engagement surveys conducted by a third party vendor and compares utility employee engagement to that of general industry and to utilities in particular.

8	Utility Service Levels represents the percentage of calls answered in thirty seconds or less.

9
The ASB Net Income result represents ASB’s non‑GAAP core net income for 2014, which differs from what is reported under GAAP because it excludes the adjustment for one unusual event described below under "Adjustments for unusual events - 2014 Annual Incentive." For a reconciliation of the GAAP and non‑GAAP results, see "Reconciliation of GAAP to Non‑GAAP Measures" on page 216.

The following chart shows how Total Payout as a % of Target from the chart above is converted into a dollar value for each named executive officer. The payout amounts are also shown in the “Nonequity Incentive Plan Compensation” column of the "2014 Summary Compensation Table" on page 205. The range of possible annual incentive payouts for 2014 is shown in the "2014 Grants of Plan Based Awards" table on page 207.

Name	Target Opportunity (% of base salary)		Base Salary ($)		Target Payout ($)		Total Payout as a % of Target (%)		2014 Actual Annual Incentive Payout ($)[1]
Constance H. Lau	100	×	815,000	=	815,000	×	121	=	$984,442
James A. Ajello	60	×	543,700	=	326,220	×	121	=	$394,044
Chet A. Richardson	55	×	412,400	=	226,820	×	121	=	$273,977
Alan M. Oshima	50/75[2]	×	406,593[3]	=	236,513	×	110	=	$259,601
Richard F. Wacker	80	×	604,000	=	483,200	×	120	=	$581,821
Richard M. Rosenblum	75	×	630,000	=	472,500	×	105	=	$497,178

1
Figures in chart may not calculate to the amount shown in 2014 Actual Annual Incentive Payout due to rounding of the Total Payout as % of Target. Total Payout as % of Target was rounded for ease of presentation. Mr. Oshima's 2014 annual incentive payout reflects a pro-rated amount based upon varying base salaries, target opportunities, as well as varying metrics and goals.

2	Mr. Oshima's target opportunity increased from 50% to 75% upon his promotion to Hawaiian Electric President & CEO in October 2014.

3
Represents Mr. Oshima's pro-rated base salary for 2014, which is reflected in the "2014 Summary Compensation Table" on page 205. The Committee set Mr. Oshima's base salary at $550,000 upon his promotion to Hawaiian Electric President & CEO effective October 1, 2014. Prior to that and from January 1, 2014 to May 18, 2014, Mr. Oshima's base salary while at HEI was $331,000 and from May 19, 2014 to September 30, 2014, his salary as a Hawaiian Electric senior executive on loan from HEI was $386,580.

Adjustments for unusual events - 2014 Annual Incentive
The Committee considers adjustments to performance results with caution and only in circumstances that are unforeseen and unique or extraordinary. The Committee recognizes that the two operating subsidiaries are heavily regulated and external forces can impact incentive plans significantly. The Committee is also mindful of only considering adjustments that are warranted and will also serve the long‑term interests of shareholders.
In determining Hawaiian Electric's 2014 net income for purposes of the 2014 EICP, the Committee considered the effects of one unusual event that was material to the utilities. The event was the unanticipated operational costs relating to Tropical Storm Iselle, which had a negative impact of $1.4 million on Hawaiian Electric's net income for 2014. The Committee determined that it was appropriate to exclude the event resulting in a $1.4 million increase in the utilities' net income for purposes of 2014 performance under the annual incentive plan. The Committee deemed the exclusion of costs resulting from Tropical Storm Iselle to be appropriate because the event was not anticipated, was not contemplated at the time the performance goals were established and was unrelated to Hawaiian Electric management's actions, and because of its material negative impact on Hawaiian Electric and its pre-established incentive plan.
In determining ASB's 2014 net income and ROA performance for purposes of the 2014 EICP, the Committee considered the effects of one unusual event that was material to ASB. The event was the settlement of the ASB's overdraft fee litigation, which had a negative impact of $0.6 million on ASB's net income for 2014. The Committee determined that it was appropriate to exclude this event, resulting in a $0.6 million increase in ASB's net income for purposes of 2014 performance under the incentive plan. The Committee deemed the exclusion of the settlement costs to be appropriate because such costs were not anticipated and were unrelated to ASB management's actions, and because of its material negative impact on ASB and its pre-established incentive plan.
The Committee decided that the exclusions described above should also apply to the holding company named executive officers (Ms. Lau, Mr. Ajello, Mr. Richardson and Mr. Oshima (from January 1, 2014 through May 18, 2014)) for the 2014 annual incentive for the same reasons stated above.
Long‑term incentives
HEI named executive officers and other executives are also eligible to earn equity awards under HEI’s Long‑Term Incentive Plan (LTIP) based on achievement of performance goals over rolling three‑year periods. These incentives are designed to directly tie executive interests with those of shareholders by rewarding executives for long‑term value growth and by paying such awards in HEI stock. Because award opportunities are established as a number of shares of HEI stock, executives are exposed to the risk of change in HEI’s stock price during the performance period. The three‑year performance periods foster a long‑term perspective and provide balance with the shorter-term focus of the annual incentive program. In addition, the overlapping three-year performance periods encourage sustained high levels of performance because at any one time three separate potential awards are affected by current performance.
Similar to the annual incentives, in developing long‑term incentives, the Committee determines the target incentive opportunity for each executive, performance metrics for the three‑year period and goals for achievement in each metric.
2014‑16 long‑term incentives
2014‑16 target long‑term incentive opportunity. As with the annual incentives, the target long‑term incentive opportunity is a percentage of base salary, with the threshold and maximum opportunities equal to 0.5 times and 2 times target, respectively. In establishing the target percentage for each executive, the Committee considers the mix of pay elements, competitive market data, internal equity, performance and other factors described above under “Base Salary.”
For the 2014-16 period, the Committee recommended, and the Board approved, an increase in the target opportunity for Ms. Lau (from 150% to 160%) to increase the proportion of her long-term incentive opportunities tied to performance and to be at levels closer to the long-term incentive opportunities for her position at comparable companies. The Committee made no changes to the target incentive opportunities for the other named executive officers for 2014‑16, as it determined that the target long‑term incentive opportunities for the prior performance period remained appropriate. The 2014‑16 target long‑term incentive opportunities for the named executive officers are shown on page 192. Such target opportunities were converted into a potential number of shares to be received at threshold, target and maximum performance levels based on the fair market value of HEI Common Stock on the date the award opportunities were established. The range of possible 2014‑16 long‑term incentive payouts is shown in the "2014 Grants of Plan Based Awards" table on page 207.
2014‑16 performance metrics and goals. The performance metrics for long‑term incentives are chosen for their direct relation to creating long‑term value for shareholders. HEI Relative TRS is a long‑term performance metric for each named executive officer. Ms. Lau, Mr. Ajello, Mr. Oshima and Mr. Richardson have additional metrics connected to holding company performance and Mr. Rosenblum and Mr. Wacker have other metrics focused on their respective subsidiaries.
In addition to selecting performance metrics, the Committee determines the level of achievement required to attain threshold, target and maximum performance for each metric. The same principles the Committee applies to annual incentive goals apply to long‑term incentive goals. As such, the level of difficulty of the goals reflects the Committee’s belief that incentive pay should be motivational - that is, the goals should be challenging but achievable - and that such pay should be balanced with reinvestment in the Company and return to shareholders. Consistent with this approach, the Committee believes threshold should represent solid performance with positive financial/operating results, target should denote achievable goals that include a stretch factor and maximum should signify truly exceptional performance.
The target level for financial goals, such as three‑year average net income and three‑year ROACE, relate to the levels the Company seeks to achieve over the performance period. In setting the threshold and maximum levels, the Committee considers whether the risks to accomplishing those levels weigh more heavily toward the downside and how challenging it would be to achieve incremental improvements over the target result. For the 2014‑16 period, the Committee chose the metrics and goals in the following chart to encourage long‑term achievement of earnings and growth in shareholder value.

2014-16 Long-Term Incentive		Goals
Performance Metrics & Why We Use Them	Weighting	Threshold	Target	Maximum
Lau, Ajello, Richardson and Oshima*
HEI Relative TRS[1] compares the value created for HEI shareholders to that created by other investor‑owned electric companies (EEI Index).	50%	30th percentile	60th percentile	90th percentile
Weighted Composite of Utility (2/3) and ASB (1/3) 3-year ROACE[2] measures profitability based on net income returned as a % of average common equity.	50%	8%	8.9%	9.8%
Rosenblum
HEI Relative TRS[1] - see above.	50%	30th percentile	60th percentile	90th percentile
Utility 3‑year ROACE as a % of Allowed Return[3] measures the performance of the utility and its subsidiaries in attaining the level of ROACE they are permitted to earn by their regulator.	50%	75%	85%	95%
Wacker
ASB Relative ROA[4] compares how efficiently ASB deploys its assets compared to its performance peers (Bank Performance Peers).	40%	40th percentile	57.5th percentile	75th percentile
ASB 3‑year Avg. Net Income[5] focuses on fundamental earnings growth, which correlates to shareholder value.	40%	$50M	$54M	$58M
HEI Relative TRS[1] - see above.	20%	30th percentile	60th percentile	90th percentile

*
Mr. Oshima, Hawaiian Electric President and CEO, was an HEI employee in February 2014 when he was granted the 2014-2016 LTIP award. Accordingly, HEI's metrics and goals for the 2014 -2016 LTIP will be applied to Mr. Oshima.

1
HEI Relative TRS compares HEI’s TRS to that of the companies in the EEI Index. For LTIP purposes, TRS is the sum of the growth in price per share of HEI Common Stock based on the December month‑average share price at the beginning of the performance period compared to the December month‑average share price at the end of the performance period, plus dividends during the period, assuming reinvestment, divided by the beginning December month‑average share price.

2
Weighted Composite of Utility and ASB 3‑year ROACE is the weighted composite of the utility's and ASB's ROACE, which calculation is average net income divided by average common equity for the period, with net income adjusted for exclusions the Committee allows for utility and ASB results. For purposes of this metric, the utility is weighted two-thirds (2/3) and ASB is weighted one-third (1/3).

3
Utility 3‑year ROACE as a % of Allowed Return is the utility’s consolidated average ROACE for the performance period compared to the weighted average of the allowed ROACE for the utility and its subsidiaries as determined by the Hawaii Public Utilities Commission for the same period.

4
ASB Relative ROA represents how ASB’s ROA compared to the ROA of the Bank Performance Peers during the performance period. The result is obtained by (i) comparing ASB’s ROA to the ROA of the performance peers for each year in the period, resulting in a percentile ranking and (ii) taking the average of ASB’s ranking for the three years. ROA is ASB’s net income divided by average total assets for the year, with ASB's net income adjusted for exclusions allowed by the Committee. Average total assets is determined by averaging the daily total assets for each day of the year.

5	3‑year Average Net Income for ASB is the average over the performance period of ASB’s GAAP net income, adjusted for exclusions allowed by the Committee.
Shareholders, customers and employees all benefit when the above goals are met. Achievement of these goals makes HEI, the utility and ASB stronger financially, enabling HEI to raise capital at favorable rates for reinvestment in the operating companies and supporting dividends to shareholders. From a historical perspective, long‑term incentive payouts are not easy to achieve, nor are they guaranteed. HEI and its utility and bank subsidiaries face significant external challenges in the 2014‑16 period. Extraordinary leadership on the part of the named executive officers will be needed to achieve the long‑term objectives required for them to earn the incentive payouts.
2012‑14 long‑term incentives
The Committee established the 2012‑14 long‑term incentive opportunities, performance metrics and goals in February 2012.
2012‑14 target long‑term incentive opportunity. In February 2012, the Committee established the following 2012‑14 target incentive opportunities as a percentage of named executive officer base salary. The target opportunities were converted into a potential number of shares based on the fair market value of HEI Common Stock on the date the award opportunities were established.

Name	2012‑14 Target Opportunity (as % of Base Salary)	2012‑14 Target Opportunity (in shares)
Constance H. Lau	150%	47,055
James A. Ajello	80%	15,704
Chester A. Richardson	70%	10,373
Alan M. Oshima[1]	55%	6,669
Richard F. Wacker	80%	17,860
Richard M. Rosenblum	90%	20,958

1	Mr. Oshima was promoted to Hawaiian Electric President and CEO in October 2014 and was not a named executive officer for years 2012 and 2013.
2012‑14 performance metrics, goals, results & payouts. The Committee established the 2012‑14 performance metrics and goals below in February 2012. The Committee selected the metrics for their correlation with long‑term shareholder value and alignment with the multi‑year strategic plans of HEI and its utility and bank subsidiaries. The chart below identifies the 2012‑14 long‑term incentive metrics, the objective each measure serves, the level of achievement required to attain the threshold, target and maximum levels for each metric, the results for 2012‑14 and the corresponding payout as a percentage of target.
The results shown below for Mr. Wacker incorporate the Committee’s decision to exclude the impact of two unusual events that affected ASB in 2013 and 2014. The results shown below for Mr. Rosenblum incorporate the Committee’s decision to exclude the impact of three unusual events that affected the utility in 2012 and 2014. For Ms. Lau, Mr. Ajello, Mr. Richardson and Mr. Oshima, the results reflect the exclusion of the impact of all five of the unusual material events that affected both the utility and ASB during the 2012-2014 period. These various adjustments are described below under "Adjustments for unusual events - 2012-14 LTIP."

2012-14 Long-Term Incentive Performance Metrics & Why We		Goals				Total Payout as
Use Them	Weighting	Threshold	Target	Maximum	Result	% of Target
Lau, Ajello, Richardson, Oshima*
HEI Relative TRS[1] compares the value created for HEI shareholders to that created by other investor‑owned electric companies (EEI Index).	50%	30th percentile	50th percentile	75th percentile	26th percentile	49%
HEI 3‑year Avg. Net Income[2] focuses on fundamental earnings growth, which correlates to shareholder value.	50%	$153M	$170M	$183M	$169M
Rosenblum
HEI Relative TRS[1] - see above.	40%	30th percentile	50th percentile	75th percentile	26th percentile	72%
Utility 3‑year ROACE as a % of Allowed Return[3] measures the performance of the utility and its subsidiaries in attaining the level of ROACE they are permitted to earn by their regulator.	30%	72%	80%	90%	84%
Utility 3‑year Avg. Net Income[4] - see HEI measure above.	30%	$117M	$130M	$143M	$130M
Wacker
ASB Relative ROA[5] compares how efficiently ASB deploys its assets compared to its performance peers (Bank Performance Peers).	40%	60‑69th percentile	70‑79th percentile	80‑100th percentile	70th percentile	78%
ASB 3‑year Avg. Net Income[6] - see HEI measure above.	40%	$54.9M	$59.7M	$62.7M	$59.2M
HEI Relative TRS[1] - see above.	20%	30th percentile	50th percentile	75th percentile	26th percentile

*
Mr. Oshima, Hawaiian Electric President and CEO, was an HEI employee in 2012 when he was granted the 2012-14 LTIP award. Accordingly, HEI's metrics and goals for the 2012 -14 LTIP were applied to Mr. Oshima.

1
HEI Relative TRS compares HEI’s TRS to that of the companies in the EEI Index. For LTIP purposes, TRS is the sum of the growth in price per share of HEI Common Stock based on the December month‑average share price at the beginning of the performance period to the December month‑average share price at the end of the performance period, plus dividends during the period, assuming reinvestment, divided by the beginning December month‑average share price.

2
The HEI 3‑year Average Net Income result is the average of HEI’s non‑GAAP core net income for 2012 through 2014. Non‑GAAP core net income differs from what is reported under GAAP because it excludes the impact of the unusual events in 2012 through 2014 described below under "Adjustments for unusual events - 2012-14 LTIP." For a reconciliation of the GAAP and non‑GAAP results, see "Reconciliation of GAAP to Non‑GAAP Measures" on page 216.

3
The Utility 3-year ROACE as % of Allowed Return result represents the utility’s consolidated average ROACE for the performance period compared to the weighted average of the allowed ROACE for the utility and its subsidiaries as determined by the Hawaii Public Utilities Commission for the same period. The calculation of utility consolidated average ROACE included the adjustments described below under "Adjustments for unusual events - 2012-14 LTIP" for 2012 and 2014, both for net income and common equity.

4
The Utility 3‑year Average Net Income result is the average of the utility’s non‑GAAP core net income for 2012 and 2014 and GAAP net income for 2013. Non‑GAAP core net income differs from what is reported under GAAP because it excludes the impact of the unusual events in 2012 and 2014 described below under "Adjustments for unusual events - 2012-14 LTIP." For a reconciliation of the GAAP and non‑GAAP results, see "Reconciliation of GAAP to Non‑GAAP Measures" on page 216.

5
ASB Relative ROA represents how ASB’s ROA compared to the ROA of the Bank Performance Peers during the performance period. The result is obtained by (i) comparing ASB’s ROA to the ROA of the performance peers for each year in the period, resulting in a percentile ranking and (ii) taking the average of the bank’s ranking for the three years. ROA is ASB’s net income divided by average total assets for the year, with ASB's net income adjusted for exclusions allowed by the Committee. Average total assets is determined by averaging the daily total assets for each day of the year.

6
The ASB 3‑year Average Net Income result is the average of ASB’s GAAP net income for 2012 and its non‑GAAP core net income for 2013 and 2014. Non‑GAAP core net income differs from what is reported under GAAP because it excludes the impact of the unusual events in 2013 and 2014 described below under "Adjustments for unusual events - 2012-14 LTIP." For a reconciliation of the GAAP and non‑GAAP results, see "Reconciliation of GAAP to Non‑GAAP Measures" on page 216.

The following chart shows how Total Payout as a % of Target from the chart above is converted into a number of shares earned (plus dividend equivalents on earned shares) for each named executive officer. The payouts are also shown in the "2014 Option Exercises and Stock Vested" table on page 209.

					2012‑14 Incentive Payout[1]
Name	Target Opportunity (in shares)		Total Payout as a % of Target (%)		(shares)	(dividend equivalents paid as a share number)
Constance H. Lau	47,055	×	49%	=	22,836	3,471
James A. Ajello	15,704	×	49%	=	7,621	1,158
Chet A. Richardson	10,373	×	49%	=	5,034	765
Alan M. Oshima	6,669	×	49%	=	3,236	492
Richard F. Wacker	17,860	×	78%	=	13,882	2,110
Richard M. Rosenblum	20,958	×	72%	=	15,090	2,294

1
Figures in chart may not calculate to the number of shares shown in 2012‑14 Incentive Payout column due to rounding of the Total Payout as % of Target for Ms. Lau, Mr. Ajello, Mr. Richardson, Mr. Oshima and Mr. Wacker. Total Payout as % of Target for such executives was rounded for ease of presentation.

Adjustments for unusual events - 2012-14 LTIP
As noted above, the Committee considers adjustments to performance results with caution and only in circumstances that are unforeseen and unique or extraordinary. The Committee recognizes that the two operating subsidiaries are heavily regulated and external forces can impact incentive plans significantly. The Committee is also mindful of only considering adjustments that are warranted and will also serve the long‑term interests of shareholders. Some of these exclusions were also discussed above regarding the annual incentives.
In determining ASB's 2013 and 2014 net income and ROA performance for purposes of the 2012-14 long-term incentive plan, the Committee considered the effects of two unusual events that were material to ASB. The first event was the unanticipated application to ASB of the debit card interchange fee cap under the Durbin Amendment to the Dodd-Frank Act (see Durbin Amendment summary below), which had a negative impact of $3 million on ASB's net income for 2013 and $6.2 million on ASB's net income for 2014. The second was the settlement of ASB's overdraft fee litigation, which had a negative impact of $0.6 million on ASB's net income for 2014.
The Committee determined that it was appropriate to exclude the impact of these events on ASB' net income for those periods, resulting in increases of $3.0 million and $6.8 million in ASB's net income for 2013 and 2014, respectively. The Committee deemed the exclusion of the Durbin Amendment impact to be appropriate because the fee caps were not anticipated to apply to banks the size of ASB, its application to ASB was unrelated to ASB management's actions, and because of its material negative impact on ASB and its pre-established incentive plans.The Committee also deemed the exclusion of the overdraft fee litigation settlement costs to be appropriate because the costs were not anticipated and were unrelated to ASB management's actions, and because of its material negative impact on ASB and its pre-established incentive plan.
 With respect to Hawaiian Electric's 2012 performance under the 2012-14 long-term incentive plan, the Committee approved in February 2013 the exclusion of an after‑tax writedown of approximately $24 million that resulted from a utility regulatory settlement which was designed to benefit the Company, utility customers, and shareholders over a multi‑year period. In reaching the decision to exclude the impact of the writedown for purposes of incentive compensation, the Committee considered that, on a non‑adjusted basis, in 2012 HEI and the utility achieved among their strongest performance in the past decade, the settlement and related writedown were not contemplated at the time the performance goals were established, the settlement and writedown were in the long‑term best interests of the Company, its shareholders and utility customers, and executives should be encouraged to take such actions.
With respect to Hawaiian Electric's 2014 performance, the Committee considered the effects of two unusual events that were material to the utilities. The first event was the unanticipated operational costs relating to Tropical Storm Iselle, which had a negative impact of $1.4 million on Hawaiian Electric's net income for 2014. The second event was the unanticipated impact of the PUC's decision to implement structural changes to Hawaiian Electric's decoupling mechanism, which had a negative impact of $3.6 million on Hawaiian Electric's net income for 2014. The Committee determined that it was appropriate to exclude both events for purposes of measuring 2014 performance under the 2012-14 LTIP, resulting in a $5 million increase in the utilities' net income for 2014. The Committee deemed the exclusion of costs resulting from Tropical Storm Iselle and the impact of the decoupling structural changes to be appropriate because these events were not anticipated, were not contemplated at the time the performance goals were established and were unrelated to Hawaiian Electric management's actions, and because of their material negative impact on Hawaiian Electric and its pre-established incentive plan.
The Committee decided that the exclusions described above should apply to the holding company named executive officers (Ms. Lau, Mr. Ajello and Mr. Richardson) and to Mr. Oshima (whose goals were established when he was employed by the holding company) for the 2012-14 long-term incentive plan for the same reasons stated above.
Durbin Amendment summary. Section 1075 of the Dodd‑Frank Wall Street Reform and Consumer Protection Act (Dodd‑Frank Act), known as the Durbin Amendment, requires the Federal Reserve to issue regulations limiting debit card interchange fees. The Durbin Amendment exempts issuers with assets of less than $10 billion from the fee cap. This exemption is known as the “small issuer exemption.” The Congressional intent of the $10 billion threshold was to protect the profitability of smaller community banks like ASB, which has approximately $5.5 billion in assets.
Other financial reform provisions of the Dodd‑Frank Act define assets as including assets of affiliates that are “financial in nature”; however, the implementing regulations for the Durbin Amendment did not distinguish financial from non‑financial affiliates when calculating asset size. Thus, the inclusion of the assets of HEI’s utility causes ASB to be subject to the Durbin Amendment’s interchange fee cap in the same manner as far larger banks. None of ASB’s performance peers (banks with assets in the $3.5 to $8 billion range) are subject to the fee caps. The fee caps applied to ASB in 2013 and 2014 (with a negative net income impacts of $3 and $6.2 million, respectively).
Update on 2013‑15 long‑term incentives
Performance results for 2013‑15 long‑term incentives will be certified in February 2016, provided the Merger has not yet been consummated. In 2013, the Committee determined that the 2013, 2014 and 2015 ASB and HEI results for purposes of 2013‑15 long‑term incentives should be adjusted to reflect the Durbin Amendment impact described above. The Committee believes this treatment is appropriate because the Durbin Amendment was not expected to impact the Company when the goals were established and because it will materially affect HEI and ASB for three years of the 2013‑15 performance period and, as such, the ability of the plan to incentivize executive performance would be undermined without such action. Accordingly, the Committee will adjust the results at the end of the performance period to exclude the Durbin Amendment impact.
Restricted stock units
HEI named executive officers are eligible to receive annual equity‑based grants in the form of RSUs that vest over a four‑year period. RSUs offer executives the opportunity to receive shares of HEI Common Stock when the restrictions lapse, generally subject to continued employment with the Company. The value of the annual RSU grant is a percentage of the executive’s base salary as shown above. These awards are designed to focus executives on creating long‑term value for shareholders and other stakeholders. Since they take four years to fully vest, the RSUs also promote retention. The RSUs vest and convert to shares of HEI Common Stock (plus compounded dividend equivalent shares on earned shares) in equal annual installments beginning one year from the date of grant. The 2014 RSU grants are set forth in the "2014 Grants of Plan‑Based Awards" table on page 207.

Benefits
Retirement and savings plans
HEI, Hawaiian Electric and ASB provide retirement benefits to the named executive officers to promote financial security in recognition of years of service and to attract and retain high‑quality leaders.
HEI and Hawaiian Electric employees (including each named executive officer employed by HEI or Hawaiian Electric) are eligible to participate in the HEI Retirement Plan, which is a tax‑qualified defined benefit pension plan, and to save for retirement on a tax‑deferred basis through HEI’s 401(k) Plan, which does not provide matching contributions for participants who joined the Company before May 1, 2011. In 2011, HEI amended the HEI Retirement Plan and HEI 401(k) Plan to create a new benefit structure for employees hired on or after May 1, 2011. Employees covered by the new benefit structure receive a reduced pension benefit under the HEI Retirement Plan, but are eligible for limited matching contributions under the HEI 401(k) Plan. These changes are intended to lower the cost of pension benefits over the long term. Other than Mr. Oshima (who joined the Company after May 1, 2011), none of the named executive officers who participate or participated in the HEI 401(k) Plan receive or received matching contributions under that plan, since all of them joined the Company prior to May 1, 2011.
Additional retirement benefits that cannot be paid from the HEI Retirement Plan due to Internal Revenue Code limits are provided to named executive officers and other executives through the nonqualified HEI Excess Pay Plan. Benefits under the HEI Excess Pay Plan are determined using the same formula as the HEI Retirement Plan, but are not subject to the Internal Revenue Code limits on the amount of annual compensation that can be used for calculating benefits under qualified retirement plans and on the amount of annual benefits that can be paid from qualified retirement plans. This allows those participating in the HEI Excess Pay Plan a total retirement benefit at the same general percentage of final average pay afforded to other employees under the HEI Retirement Plan. When he joined Hawaiian Electric Company in 2009, Mr. Rosenblum received two years of additional credited service for purposes of calculating his retirement benefits under the HEI Excess Pay Plan.
ASB's employees, including its president and CEO (who is a named executive officer), may participate in the American Savings Bank 401(k) Plan, a qualified defined contribution retirement plan that enables employees to save for retirement on a tax‑deferred basis. After an employee has completed one year of service, ASB matches the employee’s contributions on a dollar‑for‑dollar basis up to 4% of eligible compensation deferred. In 2014, eligible compensation was capped at $260,000. ASB also provides discretionary, nonelective profit sharing contributions to the accounts of employees who are employed on the last day of the plan year or terminate employment during the plan year because of retirement, death or disability. Mr. Wacker received matching contributions and a profit sharing contribution under the plan in 2014, in each case limited to the amount permitted based on eligible compensation.
Retirement benefits are discussed in further detail in the "2014 Pension Benefits" table and related notes on page 210.
Deferred compensation plans
HEI provides named executive officers and other executives the opportunity to participate in plans that allow them to defer compensation and the resulting tax liability.
Executives of HEI and Hawaiian Electric and directors of HEI, Hawaiian Electric and ASB may participate in the HEI Deferred Compensation Plan, a nonqualified deferred compensation plan implemented in 2011 that allows deferral of portions of the participants’ cash compensation, with certain limitations, and provides investment opportunities that are substantially similar to those available under HEI’s 401(k) Plan. There are no matching or other employer contributions under this plan. Messrs. Ajello, Richardson and Oshima participated in the HEI Deferred Compensation Plan in 2014. HEI and Hawaiian Electric Company executives were also eligible to defer payment of annual and long‑term incentive awards and the resulting tax liability under a prior nonqualified deferred compensation plan, although no named executive officer has participated in that plan.
The American Savings Bank Select Deferred Compensation Plan is a nonqualified deferred compensation plan that allows senior members of ASB management to defer up to 100% of current salary, annual bonus and commissions. Pursuant to a 2009 amendment, the plan provides for employer matching contributions and profit sharing contributions. These matching and profit sharing contributions are in an amount that would have been made to the executive’s American Savings Bank 401(k) Plan account if not for Internal Revenue Code limits on eligible compensation. Ms. Lau participated in the American Savings Bank Select Deferred Compensation Plan during her employment with ASB. Mr. Wacker did not elect to defer compensation under such plan in 2014, but did receive a profit sharing contribution to his account under the plan for the amount that could not be contributed to his 401(k) Plan account due to Internal Revenue Code limits on eligible compensation. Such profit sharing contribution is included in the “All Other Compensation” column of the "2014 Summary Compensation Table" on page 205.

Deferred compensation benefits are discussed in further detail in the "2014 Nonqualified Deferred Compensation" table and related notes on page 212.
Executive Death Benefit Plan (frozen since 2009)
In September 2009, HEI froze the Executive Death Benefit Plan of HEI and Participating Subsidiaries, which provides death benefits to an executive’s beneficiaries following the executive’s death while employed or after retirement. As part of the freeze, HEI closed the plan to new participants and ceased all benefit accruals for current participants (i.e., there will be no increase in death benefits due to salary increases after September 9, 2009). Under contracts with plan participants in effect before September 9, 2009, the death benefits were grossed up for tax purposes. This treatment was considered appropriate because the executive death benefit is a form of life insurance and traditionally life insurance proceeds have been tax‑exempt. Ms. Lau and Messrs. Ajello, Richardson and Rosenblum are covered under the Executive Death Benefit Plan. Mr. Oshima and Mr. Wacker are not covered under the plan because they joined HEI and ASB, respectively, after the plan was frozen. Death benefits are discussed in further detail in the "2014 Pension Benefits" table and related notes on page 210.
Double‑trigger change‑in‑control agreements
The Committee and Board consider change‑in‑control agreements to be an appropriate tool to recruit executives as an expected part of their compensation package, to encourage the continued attention of key executives to the performance of their duties without distraction in the event of a potential change in control and to assist in retaining key executives. Change‑in‑control agreements can protect against executive flight during a transaction when key executives might, in the absence of the agreement, leave the Company and accept employment elsewhere. Accordingly, other than Mr. Oshima and Mr. Rosenblum (who has retired), each of the named executive officers currently has a change‑in‑control agreement.
All of the change‑in‑control agreements are double trigger, which means that they provide for cash severance and other benefits upon a qualifying termination of the executives' employment following a change in control of HEI. In determining the amount an executive is eligible to receive in such an event, the Committee takes into account the executive’s expected role in a potential transaction, value to the organization and internal equity. The agreements approved by the Committee provide for a cash lump sum payment of three times base salary plus annual incentive for Ms. Lau and two times base salary plus annual incentive for Messrs. Ajello, Richardson and Wacker. The annual incentive pay used in calculating the severance payment is the greater of the current annual incentive target or the largest actual annual incentive payout during the preceding three fiscal years. Aggregate payments under these agreements are limited to the maximum amount deductible under Section 280G of the Internal Revenue Code and there are no tax gross ups with respect to payments under these agreements. Payment of the severance benefits is conditioned on the Company receiving a release of claims by the executive.
The change‑in‑control agreements have initial terms of two years and automatically renew for an additional year on each anniversary unless 90 days’ notice of nonrenewal is provided by either party, so that the protected period is at least one year upon nonrenewal. The agreements remain in effect for two years following a change in control. The agreements define a change in control as a change in ownership of HEI, a substantial change in the voting power of HEI’s securities or a change in the majority of the composition of the Board following consummation of a merger, tender offer or similar transaction. The agreement for Mr. Wacker also defines a change in control as a change in ownership of ASB. Change‑in‑control benefits are discussed in further detail in the "Potential Payments upon Termination or Change in Control" section and related notes on page 213.
Minimal perquisites
HEI provides minimal other compensation to the named executive officers in the form of perquisites because such items are commonly provided to business executives in Hawaii, such as club memberships primarily for the purpose of business entertainment, or are necessary to recruit executives, such as relocation expenses or extra weeks of vacation. In 2014, each named executive officer had a Company‑paid club membership for the primary purpose of business entertainment expected of executives in their positions. Mr. Ajello and Mr. Richardson receive four weeks of vacation annually, which is more than other employees with similar length of service typically receive. Mr. Oshima receives three weeks of vacation annually, which is more than other employees with similar length of service typically receive. Mr. Wacker receives 28 days of paid time off annually, which is more than ASB employees with similar length of service below the senior vice president level receive.
No new tax gross ups
HEI has eliminated nearly all tax gross ups. There are no tax gross ups on club membership initiation fees or membership dues, or in the change‑in‑control agreements for the named executive officers who have such agreements. As discussed under

“Executive Death Benefit Plan,” tax gross ups of death benefits only apply to the executives who participated in the Executive Death Benefit Plan prior to September 9, 2009 (the date the plan was frozen).
Consulting Agreement with Former Executive
Mr. Rosenblum stepped down as Hawaiian Electric President and Chief Executive Officer effective September 30, 2014 and subsequently retired on January 5, 2015. In connection with his stepping down, Mr. Rosenblum entered into a Release, Transition and Consulting agreement with Hawaiian Electric, under which he would continue as an “employee at will” and special advisor to the Chairman of the Board until his retirement and then provide consulting services for six months following his retirement beginning January 6, 2015 and ending July 5, 2015. Under the agreement, in exchange for consulting services, Hawaiian Electric agreed to pay Mr. Rosenblum a consulting retainer equal to a proportionate amount of his annual 2014 base salary as calculated on a monthly basis for each month he continues as a consultant. He will also receive a bonus at the end of the six-month period upon providing a final release of claims to Hawaiian Electric. He also continued to accrue rights in the annual incentive plan and long-term incentive plan on a pro-rated basis until his retirement, and continues to vest in unvested RSUs during the six-month period of his consultancy and receives Company paid coverage of health insurance through April 2015.

Additional policies and information
Our programs are designed to guard against excessive risk
HEI’s compensation policies and practices are designed to encourage executives to build value for shareholders and key stakeholders (including customers of our businesses), and to discourage decisions that introduce inappropriate risks.
HEI’s Enterprise Risk Management (ERM) function is principally responsible for identifying and monitoring risk at the holding company and its subsidiaries, and for reporting high risk areas to the Board and designated Board committees. As a result, all HEI directors, including those who serve on the Committee, are apprised of risks that could have a material adverse effect on HEI.
Risk assessment. On an annual basis, the Committee reviews a risk assessment of compensation programs in place at HEI and its subsidiaries, which is updated annually by the Company’s ERM function. As a result of its review of the risk assessment of compensation programs in place in 2014, the Committee believes that the Company’s compensation plans do not encourage risk taking that is reasonably likely to have a material adverse effect on the Company.
Risk mitigation features of our programs. Our compensation programs incorporate the following features to promote prudent decision‑making and guard against excessive risk:

•
Financial performance objectives for the annual incentive program are linked to Board‑approved budget guidelines, and nonfinancial measures (such as customer satisfaction, safety, employee engagement and renewable energy initiatives) are aligned with the interests of all of HEI stakeholders.

•
An executive compensation recovery policy (“clawback policy”) permits recoupment of performance‑based compensation paid to executives found personally responsible for fraud, gross negligence or intentional misconduct that causes a significant restatement of HEI’s financial statements.

•	Annual and long‑term incentive awards are capped at maximum performance levels.

•	Financial opportunities under long‑term incentives are greater than those under annual incentives, emphasizing the importance of long‑term outcomes.

•	Share ownership and retention guidelines, requiring named executive officers to hold significant amounts of HEI stock, promote a shared interest in HEI’s long‑term performance.

•	Long‑term incentive plan payouts are 100% equity‑based, so executives share in the same upside potential and downside risk as all shareholders.

•	Annual grants of RSUs and long‑term incentives vest over a period of years to encourage sustained performance and executive retention.

•
Performance‑based plans use a variety of financial metrics (e.g., net income, ROACE, TRS) and nonfinancial performance metrics (e.g., renewable energy initiatives, customer satisfaction and employee engagement) that correlate with long‑term creation of shareholder value and are impacted by management decisions.

•	The Committee and Board continuously monitor risks faced by the enterprise, including through management presentations at quarterly meetings and through periodic written reports from management.

Share ownership and retention are required throughout employment with the Company
HEI named executive officers are required to own and retain HEI stock throughout employment with the Company. Each officer subject to the requirements has until January 1 of the year following the fifth anniversary of the later of (i) amendment to his or her required level of stock ownership or (ii) first becoming subject to the requirements (compliance date) to reach the following ownership levels:

Position	Value of Stock to be Owned
HEI President & CEO	5x base salary
Other Named Executive Officers	2x base salary

The initial compliance dates are January 1, 2015 for Ms. Lau, January 1, 2016 for Messrs. Ajello, Richardson and Wacker and January 1, 2020 for Mr. Oshima. All named executive officers, with the exception of Mr. Oshima, have already exceeded the specified level of stock ownership for their positions. Mr. Rosenblum also exceeded the specified level of stock ownership for his position when he stepped down as Hawaiian Electric's President and CEO on September 30, 2014.
Until reaching the applicable stock ownership target, officers subject to the requirements must retain all shares received in payout under the Long‑Term Incentive Plan and 20% of shares received through the exercise of nonqualified stock options or stock appreciation rights or through the vesting of restricted stock or RSUs. The Committee has the authority to approve hardship exceptions to these retention requirements.
Hedging and pledging are prohibited
The Company’s Insider Trading Policy prohibits all directors, officers and employees of HEI and its subsidiaries (as well as the spouses, minor children, adult family members sharing the same household and any other person for whom the director, officer or employee exercises substantial control over such person’s securities trading decisions) from trading in options, warrants, puts, calls or similar instruments on Company securities, making short sales in Company securities, holding Company securities in margin accounts or pledging Company securities.
Clawback policy applies to performance‑based pay
HEI has a formal executive compensation clawback policy that applies to any performance‑based compensation awarded to an executive officer. Under that policy, in the event the financial statements of HEI or any of its subsidiaries are significantly restated, the Committee and Board will review the circumstances that caused the need for the restatement and determine whether fraud, gross negligence or intentional misconduct were involved. If so, the Board may direct the Company to recover all or a portion of any performance‑based award from the executive officer(s) found personally responsible. The SEC is required to issue regulations concerning clawback policies pursuant to the Dodd‑Frank Act. HEI will amend its clawback policy to ensure it is consistent with such rules as and when required.
The Committee considers tax and accounting impacts on compensation
In designing compensation programs, the Committee considers tax and accounting implications of its decisions, along with other factors described in this section.
Tax matters. A key tax consideration is the potential impact of Section 162(m) of the Internal Revenue Code. Section 162(m) disallows a publicly traded company a federal income tax deduction for compensation over $1 million paid to the CEO or any of the next three most highly compensated executive officers (other than the chief financial officer), unless the amount above $1 million meets the requirements to be deemed performance‑based compensation. HEI’s incentive compensation plans and awards are generally intended to comply with Section 162(m), although the Committee may award compensation that is not deductible if it believes it is reasonable and appropriate to do so. Another tax consideration factored into the design of the Company’s compensation programs is compliance with the requirements of Section 409A of the Internal Revenue Code, which can impose additional taxes on participants in deferred compensation arrangements.
Accounting matters. In establishing performance goals for equity compensation, the Committee considers the impact of accounting rules in determining how discretion may be used. Accounting rules also prescribe the way in which compensation is expensed. For example, under GAAP, compensation is generally expensed when earned. Financial Accounting Standards Board Accounting Standards Codification Topic 718 generally requires that equity compensation awards be accounted for based on their grant date fair value and vesting periods. The Committee may determine that there should not be any incentive payout that would result solely from a new way of accounting for a financial measure or vice versa.

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
The following table shows HEI named executive officer total compensation for 2012, 2013 and 2014 for all of the named executive officers other than Mr. Oshima and for 2014 for Mr. Oshima (who was not a named executive officer in 2012 or 2013), in each case as calculated under Securities and Exchange Commission (SEC) rules. Cash compensation earned for the applicable year is reported in the “Salary,” “Bonus,” “Nonequity Incentive Plan Compensation” and the “All Other Compensation” columns. The “Stock Awards” column is comprised of (i) the opportunity to earn shares of Company stock in the future if performance metrics are achieved and (ii) share units that vest over time and may be forfeited in whole or in part if the executive leaves before the applicable vesting period ends. The “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column sets forth the change in value of pension and executive death benefits, which can fluctuate significantly from year‑to‑year based on changes in discount rates and other actuarial assumptions and does not necessarily reflect the benefit to be received by the executive. “Total Without Change in Pension Value” shows total compensation as determined under SEC rules minus the change in pension value and executive death benefits.
2014 SUMMARY COMPENSATION TABLE

Name and 2014 Principal Positions	Year	Salary ($)	Stock Awards ($)[1]	Nonequity Incentive Plan Compensation ($)[2]	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[3]	All Other Compensation ($)[4]	Total Without Change in Pension Value ($)[5]	Total ($)
Constance H. Lau	2014	815,000	1,857,292	984,442	1,967,642	—	3,656,734	5,624,376
HEI President & CEO	2013	815,000	1,965,583	989,643	—	—	3,770,226	3,770,226
American Savings Bank Chair	2012	815,000	1,945,033	1,467,000	1,572,661	23,976	4,251,009	5,823,670
Hawaiian Electric Company Chair
James A. Ajello	2014	543,700	687,467	394,044	383,945	15,679	1,640,890	2,024,835
HEI Executive Vice	2013	527,850	731,747	384,576	178,311	25,307	1,669,480	1,847,791
President & Chief Financial Officer	2012	510,000	700,124	589,050	359,587	25,971	1,825,145	2,184,732
Chester A. Richardson	2014	412,400	482,048	273,977	284,740	10,633	1,179,058	1,463,798
HEI Executive Vice	2013	396,550	505,806	264,839	15,551	—	1,167,195	1,182,746
President, General	2012	385,000	486,532	407,619	291,888	—	1,279,151	1,571,039
Counsel, Secretary & Chief Administrative Officer
Alan M. Oshima*	2014	406,593	322,900	259,601	97,342	19,608	1,008,702	1,106,044
Hawaiian Electric Company
President & CEO
Richard F. Wacker	2014	604,000	595,413	581,821	—	48,639	1,829,873	1,829,873
American Savings Bank	2013	591,600	612,023	823,554	—	55,030	2,082,207	2,082,207
President & CEO	2012	580,000	596,899	584,982	—	50,243	1,812,124	1,812,124
Richard M. Rosenblum**	2014	630,000	856,791	497,178	448,905	16,275	2,000,244	2,449,149
Hawaiian Electric Company	2013	617,100	923,846	526,262	180,770	27,509	2,094,717	2,275,487
Former President & CEO	2012	605,000	886,652	484,378	482,246	29,210	2,005,240	2,487,486

*
Effective October 1, 2014, Mr. Oshima was appointed Hawaiian Electric President & CEO. Prior to that, Mr. Oshima served as HEI Executive Vice President, Corporate and Community Advancement from October 10, 2011 through May 18, 2014. Effective May 19, 2014 and up to his appointment as Hawaiian Electric President and CEO, Mr. Oshima served as a senior Hawaiian Electric executive officer on loan from HEI.

**
Mr. Rosenblum stepped down as Hawaiian Electric President & CEO effective September 30, 2014. He retired in January 2015 and continues as a consultant to Hawaiian Electric for a six-month period. See "Consulting Agreement with Former Executive" on page 203.

1
Stock Awards. These amounts represent the aggregate grant date fair value of stock awards granted in the years shown computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718). These amounts comprise: (i) the opportunity (based on probable outcome of performance conditions (in this case, target) as of the grant date) to earn shares of HEI Common Stock in the future pursuant to the Long‑term Incentive Plan (LTIP) if pre‑established performance goals are achieved and (ii) restricted stock units (RSUs) granted in the year shown and vesting in installments over a four‑year period. See the 2014 Grants of Plan‑Based Awards table below for the portion of the amount in the Stock Awards column above that is composed of 2014 grants of RSUs and performance award opportunities under the 2014‑16 LTIP. Assuming achievement of the highest level of performance conditions, the maximum value of the performance awards payable in 2017 under the 2014‑16 LTIP would be: Ms. Lau $2,492,039; Mr. Ajello $831,234; Mr. Richardson $551,684; Mr. Oshima $347,908; Mr. Wacker $949,201; and in the case of Mr. Rosenblum, would have been $1,083,584 had he not retired from the Company in January 2015. For a discussion of the assumptions underlying the amounts set out for the RSUs and performance awards, see Note 11 to the Consolidated Financial Statements.

2
Nonequity Incentive Plan Compensation. These amounts represent payouts to named executive officers under the annual incentive plan, called the Executive Incentive Compensation Plan (EICP), earned for the years shown. EICP payouts are made in cash.

3
Change in Pension Value and Nonqualified Deferred Compensation Earnings. These amounts represent the change in present value of the accrued pension and executive death benefits from beginning of year to end of year for 2012, 2013 and 2014. These amounts are not current payments; pension and executive death benefits are only paid after retirement or death, as applicable. The amounts in this column depend heavily on changes in actuarial assumptions, such as discount rates. The 2014 change in pension value increased significantly from that in 2013 because of lower discount rates and changes to the mortality tables as determined by the Society of Actuaries, which caused the present value of Ms. Lau’s pension and executive death benefit to increase significantly compared to the prior year. For a further discussion of the applicable plans, see the 2014 Pension Benefits table and related notes below. No named executive officer had above‑market or preferential earnings on nonqualified deferred compensation for the periods covered in the table above.

4	All Other Compensation. The following table summarizes the components of “All Other Compensation” with respect to 2014:

Name	Contributions to Defined Contribution Plans ($)[a]	Other ($)[b]	Total All Other Compensation ($)
Constance H. Lau*	—	—	—
James A. Ajello	—	15,679	15,679
Chester A. Richardson	—	10,633	10,633
Alan M. Oshima	7,677	11,931	19,608
Richard F. Wacker	17,628	31,011	48,639
Richard M. Rosenblum	—	16,275	16,275

a
Mr. Wacker received matching contributions to his account in the American Savings Bank 401(k) Plan up to the amount permitted based on eligible compensation ($260,000 in 2014) and the portion of his 2014 profit sharing contribution based on eligible compensation. Mr. Oshima received matching contributions to his account in the HEI 401(k) Plan up to the amount permitted based on eligible compensation ($260,000 in 2014).

b
Messrs. Ajello, Richardson, Oshima and Rosenblum each received club membership dues and had one more week of vacation than employees with similar length of service would usually receive. Mr. Wacker received club membership dues, six more days of paid time off than non‑executive employees with similar length of service would usually receive, and a profit sharing contribution to his account under the American Savings Bank Select Deferred Compensation Plan in the amount of his profit sharing contribution that could not be included in his American Savings Bank 401(k) Plan account due to limits on eligible compensation.

*	The total value of perquisites and other personal benefits for Ms. Lau was less than $10,000 for 2014 and is therefore not included in the table above.

5
Total Without Change in Pension Value. Total Without Change in Pension Value represents total compensation as determined under SEC rules, minus the change in pension value and executive death benefits amount reported in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column. We include this column because the magnitude of the change in pension value and death benefits in a given year is largely determined by actuarial assumptions, such as discount rates and mortality assumptions set by the Society of Actuaries, and does not reflect decisions made by the Committee for that year or the actual benefit necessarily to be received by the recipient. The amounts reported in the Total Without Change in Pension Value column may differ substantially from the amounts reported in the Total column and are not a substitute for the Total column.

Additional narrative disclosure about salary, bonus, stock awards, nonequity incentive plan compensation, pension benefits and nonqualified deferred compensation earnings and other compensation can be found in the Compensation Discussion and Analysis above.

Grants of Plan‑Based Awards
The table below shows cash performance award opportunities under the 2014 EICP, equity performance award opportunities granted under the LTIP for performance over the 2014‑16 period and payable in 2017 and RSUs granted in 2014 and vesting in installments over four years.
2014 GRANTS OF PLAN‑BASED AWARDS

		Estimated Future Payouts Under Nonequity Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards[2]			All Other Stock Awards: Number of Shares of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)[3]	Awards ($)[4]
Constance H.	2/5/14 EICP	407,500	815,000	1,630,000	—	—	—	—	—
Lau	2/5/14 LTIP	—	—	—	25,883	51,767	103,533	—	1,246,031
	2/5/14 RSU	—	—	—	—	—	—	24,266	611,261
James A.	2/5/14 EICP	163,110	326,220	652,440	—	—	—	—	—
Ajello	2/5/14 LTIP	—	—	—	8,634	17,267	34,534	—	415,617
	2/5/14 RSU	—	—	—	—	—	—	10,792	271,850
Chester A.	2/5/14 EICP	113,410	226,820	453,640	—	—	—	—	—
Richardson	2/5/14 LTIP	—	—	—	5,730	11,460	22,920	—	275,843
	2/5/14 RSU	—	—	—	—	—	—	8,186	206,205
Alan M.	2/5/14 EICP	118,257	236,513	473,026	—	—	—	—	—
Oshima	2/5/14 LTIP	—	—	—	3,614	7,227	14,454	—	173,952
	2/5/14 RSU	—	—	—	—	—	—	5,913	148,948
Richard F.	2/5/14 EICP	241,600	483,200	966,400	—	—	—	—	—
Wacker	2/5/14 LTIP	—	—	—	9,591	19,182	38,364	—	474,602
	2/5/14 RSU	—	—	—	—	—	—	4,796	120,811
Richard M.	2/5/14 EICP	236,250	472,500	945,000	—	—	—	—	—
Rosenblum	2/5/14 LTIP	—	—	—	11,254	22,509	45,018	—	541,790
	2/5/14 RSU	—	—	—	—	—	—	12,505	315,001
EICP Executive Incentive Compensation Plan (annual incentive)
LTIP Long‑Term Incentive Plan (2014‑16 period)
RSU Restricted stock units

1
Estimated Future Payouts Under Nonequity Incentive Plan Awards. Shows possible cash payouts under the 2014 EICP based on meeting performance goals set in February 2014 at threshold, target and maximum levels. Actual payouts for the 2014 EICP are reported in the 2014 Summary Compensation Table above.

2
Estimated Future Payouts Under Equity Incentive Plan Awards. Represents number of shares of stock that may be issued under the 2014‑16 LTIP based upon the achievement of performance goals set in February 2014 at threshold, target and maximum levels and vesting at the end of the three‑year performance period. LTIP awards are forfeited for terminations of employment during the vesting period, except for terminations due to death, disability or retirement, which allow for pro‑rata participation based upon completed months of service after a minimum number of months of service in the performance period. Dividend equivalent shares, not included in the chart, compound over the period at the actual dividend rate and are paid at the end of the performance period based on actual shares earned. The share amounts listed for Mr. Rosenblum represent amounts he would have been eligible to receive, subject to achievement of the applicable performance goals, had he remained with the Company through the end of 2016. However, since he retired in January 2015, his actual 2014-16 LTIP share payout will be pro-rated based on his completed months of service through the date of his retirement.

3
All Other Stock Awards: Number of Shares of Stock or Units. Represents number of RSUs awarded in 2014 that will vest and be issued as unrestricted stock in four equal annual installments on the grant date anniversary. The awards are forfeited for terminations of employment during the vesting period, except for terminations due to death, disability or retirement, which allow for pro‑rata vesting up to the date of termination. Receipt of RSU awards is generally subject to continued employment and expiration of the applicable vesting period. Dividend equivalent shares, not included in the chart, compound over the period at the actual dividend rate and are paid in HEI stock in conjunction with the annual installment vesting. The share amount listed for Mr. Rosenblum represents the amount he would have been eligible to receive had he remained with the Company through the end of the applicable vesting period. However, due to his retirement in January 2015 and the terms of his consulting agreement (described in "Consulting Agreement with Former Executive" above), the actual shares he will receive will be pro-rated based on his completed months of service through the end of his consulting agreement in July 2015.

4
Grant Date Fair Value of Stock Awards. Grant date fair value for shares under the 2014‑16 LTIP is estimated in accordance with the fair‑value based measurement of accounting, as described in FASB ASC Topic 718 based upon the probable (in this case, target) outcome of the performance conditions as of the grant date. For a discussion of the assumptions and methodologies used to calculate the amounts reported, see the discussion of performance awards contained in Note 11 (Share‑based compensation) to the Consolidated Financial Statements. Grant date fair value for RSUs is based on the closing price of HEI Common Stock on the NYSE on the date of the grant of the award.

Outstanding Equity Awards at 2014 Fiscal Year‑End

		Option Awards					Stock Awards
									Equity Incentive Plan Awards
		Number of Securities Underlying Unexercised		Equity Incentive Plan Awards: Number of Securities Underlying			Shares or Units of Stock That Have Not Vested[1]		Number of Unearned Shares, Units or Other Rights That	Market or Payout Value of Unearned Shares, Units or Other
		Options		Unexercised	Option	Option		Market	Have	Rights That
Name	Grant Year	Exerciseable (#)	Unexerciseable (#)	Unearned Options (#)	Exercise Price ($)	Expiration Date	Number (#)	Value ($)[2]	Not Vested (#)[3]	Have Not Vested ($)[2]
Constance	2005	50,000	—	—	26.18	4/7/2015	—	—	—	—
H. Lau	2011	—	—	—	—	—	5,717	191,405	—	—
	2012	—	—	—	—	—	11,764	393,859	—	—
	2013	—	—	—	—	—	17,048	570,767	22,731	761,034
	2014	—	—	—	—	—	24,266	812,426	25,883	866,563
	Total	50,000	—	—	—	—	58,795	1,968,457	48,614	1,627,597
James A.	2011	—	—	—	—	—	4,781	160,068	—	—
Ajello	2012	—	—	—	—	—	4,909	164,353	—	—
	2013	—	—	—	—	—	7,361	246,446	7,852	262,885
	2014	—	—	—	—	—	10,792	361,316	8,634	289,066
	Total	—	—	—	—	—	27,843	932,183	16,486	551,951
Chester A.	2011	—	—	—	—	—	1,859	62,239	—	—
Richardson	2012	—	—	—	—	—	3,706	124,077	—	—
	2013	—	—	—	—	—	5,530	185,144	5,161	172,790
	2014	—	—	—	—	—	8,186	274,067	5,730	191,840
	Total	—	—	—	—	—	19,281	645,527	10,891	364,630
Alan M.	2011	—	—	—	—	—	1,443	48,312	—	—
Oshima	2013	—	—	—	—	—	4,072	136,331	3,318	111,087
	2014	—	—	—	—	—	5,913	197,967	3,614	120,997
	Total	—	—	—	—	—	11,428	382,610	6,932	232,084
Richard F.	2011	—	—	—	—	—	1,102	36,895	—	—
Wacker	2012	—	—	—	—	—	2,233	74,761	—	—
	2013	—	—	—	—	—	3,300	110,484	17,601	589,281
	2014	—	—	—	—	—	4,796	160,570	19,182	642,213
	Total	—	—	—	—	—	11,431	382,710	36,783	1,231,494
Richard M.	2011	—	—	—	—	—	2,415	80,854	—	—
Rosenblum	2012	—	—	—	—	—	5,822	194,921	—	—
	2013	—	—	—	—	—	8,606	288,129	10,327	345,748
	2014	—	—	—	—	—	12,505	418,667	11,254	376,784
	Total	—	—	—	—	—	29,348	982,571	21,581	722,532

1
Shares or Units of Stock That Have Not Vested. The remaining installments of the 2011 RSUs vested on February 4, 2015 for Ms. Lau and Messrs. Richardson, Rosenblum and Wacker. For the remaining installments of the 2011 RSUs awarded to Mr. Ajello, 2,281 shares vested on February 4, 2015 and 2,500 shares will vest on August 4, 2015. For the remaining installments of the 2011 RSUs awarded to Mr. Oshima, 1,443 shares will vest on November 1, 2015. For the remaining installments of the 2012 RSUs, shares vested on February 3, 2015 and will vest on February 3, 2016. For the remaining installments of the 2013 RSUs, shares vested on February 4, 2015 and will vest in equal annual installments on February 4, 2016 and 2017. For the remaining installments of the 2014 RSUs, shares vested on February 5, 2015 and will vest in equal annual installments on February 5, 2016, 2017 and 2018.

2	Market Value. Market value is based upon the closing per‑share trading price of HEI Common Stock on the NYSE of $33.48 as of December 31, 2014.

3
Number of Unearned Shares, Units or Other Rights That Have Not Vested. Represents shares of HEI Common Stock that would be issued under the 2013‑15 and 2014‑16 long‑term incentive plans based upon the achievement of performance goals at the threshold level at the end of the three‑year performance periods, except for Mr. Wacker which are based on the achievement of performance goals at the target level at the end of the three‑year performance periods.

2014 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Constance H. Lau	—	—	43,153[1]	1,215,120
			26,307[2]	887,598
James A. Ajello	—	—	20,054[1]	557,678
			8,779[2]	296,203
Chester A. Richardson	—	—	13,830[1]	386,598
			5,799[2]	195,658
Alan M. Oshima	—	—	2,868[1]	81,426
			3,728[2]	125,783
Richard F. Wacker	—	—	3,485[1]	92,862
			15,992[2]	539,570
			4,503[3]	—
Richard M. Rosenblum	—	—	18,626[1]	517,677
			17,384[2]	586,536

1
Represents the number of shares acquired on vesting (and dividend equivalents paid in shares on the 2012 and 2013 grants) of RSUs granted on May 11, 2010, June 9, 2010, February 4, 2011, August 4, 2011, November 1, 2011, February 3, 2012 and February 4, 2013 and vesting in February, May, June, August and November 2014. Value realized on vesting also includes dividend equivalents (based on the number of shares vested and paid in cash for the grants in 2010 and 2011) as follows: Ms. Lau $145,264; Mr. Ajello $67,378; Mr. Richardson $46,588; Mr. Oshima $5,364; Mr. Wacker $4,099 and Mr. Rosenblum $58,573.

Name	Number of Shares Acquired on Vesting	Compounded Dividend Equivalents	Total Shares Acquired on Vesting
Constance H. Lau	42,281	872	43,153
James A. Ajello	19,686	368	20,054
Chester A. Richardson	13,553	277	13,830
Alan M. Oshima	2,800	68	2,868
Richard F. Wacker	3,318	167	3,485
Richard M. Rosenblum	18,192	434	18,626

2
Represents the number of shares acquired (and dividend equivalents paid in stock on earned shares) upon vesting of performance share awards under the 2012‑14 LTIP, which were payable in stock at the end of the performance period. Mr. Oshima was not a Hawaiian Electric executive officer when the 2012-14 LTIP opportunities were established, but participated in the 2012-14 cycle based on criteria established for him before becoming a Hawaiian Electric executive officer. The Compensation Committee certified the achievement of the applicable performance measures on February 6, 2015 and the shares are valued as of the date of payment.

Name	Number of Shares Acquired on Vesting	Compounded Dividend Equivalents	Total Shares Acquired on Vesting
Constance H. Lau	22,836	3,471	26,307
James A. Ajello	7,621	1,158	8,779
Chester A. Richardson	5,034	765	5,799
Alan M. Oshima	3,236	492	3,728
Richard F. Wacker	13,882	2,110	15,992
Richard M. Rosenblum	15,090	2,294	17,384

3	Represents the number of shares Mr. Wacker acquired on vesting of restricted shares during the year, which is equal to 25% of the restricted shares granted on December 9, 2010.

Pension Benefits
The table below shows the present value as of December 31, 2014 of accumulated benefits for each of the named executive officers and the number of years of service credited to each executive under the applicable pension plan and executive death benefit plan, determined using the interest rate, mortality table and other assumptions described below, which are consistent with those used in HEI’s financial statements (see Note 10 to the Consolidated Financial Statements):
2014 PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)[6]	Payments During the Last Fiscal Year ($)
Constance H. Lau	HEI Retirement Plan[1]	23.8	2,210,028	—
	American Savings Bank Retirement Plan[2]	6.4	262,577	—
	HEI Supplemental Executive Retirement Plan[3]	24.3	8,963,255	—
	HEI Excess Pay Plan[4]	6.0	1,296,639	—
	HEI Executive Death Benefit[5]	—	564,179	—
James A. Ajello	HEI Retirement Plan[1]	5.9	561,915	—
	HEI Excess Pay Plan[4]	5.9	599,875	—
	HEI Executive Death Benefit[5]	—	329,003	—
Chester A. Richardson	HEI Retirement Plan[1]	7.3	610,796	—
	HEI Excess Pay Plan[4]	7.3	342,651	—
	HEI Executive Death Benefit[5]	—	306,112	—
Alan M. Oshima	HEI Retirement Plan[1]	3.2	176,344	—
	HEI Excess Pay Plan[4]	3.2	64,207	—
Richard F. Wacker[7]	—	—	—	—
Richard M. Rosenblum	HEI Retirement Plan[1]	6.0	532,410	—
	HEI Excess Pay Plan[4]	8.0	1,153,050	—
	HEI Executive Death Benefit[5]	—	479,266	—

1
The HEI Retirement Plan is the standard retirement plan for HEI and Hawaiian Electric employees. Normal retirement benefits under the HEI Retirement Plan for management employees hired before May 1, 2011, including all of the named executive officers (other than Messrs. Oshima and Wacker), are calculated based on a formula of 2.04% × Credited Service (maximum 67%) × Final Average Compensation (average monthly base salary for highest thirty‑six consecutive months out of the last ten years). Credited service is generally the same as the years of service with HEI or other participating companies (Hawaiian Electric Company and its subsidiaries). Credited service is also provided for limited unused sick leave and for the period a vested participant is on long‑term disability. The normal form of benefit is a joint and 50% survivor annuity for married participants and a single life annuity for unmarried participants. Actuarially equivalent optional forms of benefit are also available. Participants who qualify to receive benefits immediately upon termination may also elect a single sum distribution of up to $100,000 with the remaining benefit payable as an annuity. Single sum distributions are not eligible for early retirement subsidies, and so may not be as valuable as an annuity at early retirement. Retirement benefits are increased by an amount equal to approximately 1.4% of the initial benefit every twelve months following retirement.

The plan provides benefits at early retirement (prior to age 65), normal retirement (age 65), deferred retirement (over age 65) and death. Early retirement benefits are available for participants who meet certain age and service requirements at ages 50‑64. Early retirement benefits are reduced for participants who retire prior to age 60. The accrued normal retirement benefit is reduced by an applicable percentage, which ranges from 30% for early retirement at age 50 to 1% at age 59. Accrued benefits are not reduced for eligible employees who retire at age 60 and above. HEI and Hawaiian Electric nonunion employees who commence employment on or after May 1, 2011, like Mr. Oshima, receive reduced benefits under the HEI Retirement Plan (e.g., reduced benefit formula, later early retirement date and reduced early retirement benefits, and no post-retirement cost-of-living adjustment). As of December 31, 2014, Mr. Oshima  exceeded normal retirement age. Ms. Lau and Messrs. Ajello,  Richardson, Oshima and Rosenblum are eligible for retirement benefits under the HEI Retirement Plan. Mr. Rosenblum retired in January 2015.

2
Ms. Lau is a participant in the American Savings Bank Retirement Plan, which was frozen effective December 31, 2007. She is eligible for early retirement under the plan. No other named executive officer is a participant in the plan or entitled to benefits under the plan. At the time of Ms. Lau’s promotion to HEI President and Chief Executive Officer on May 2, 2006, her credited service under the plan was frozen and she resumed participation in the HEI Retirement Plan. Future benefit accruals for all participants under the plan were frozen effective December 31, 2007. As a result, credited service and compensation after December 31, 2007 are not recognized in calculating retirement benefits under the plan. Normal retirement benefits under the frozen plan are calculated based on a formula of 1.5% × Credited Service to December 31, 2007 (maximum 35 years) × Final Average Compensation at December 31, 2007 (averaged over the highest paying five consecutive calendar years out of the last ten calendar years prior to 2008). Compensation is primarily gross earnings but excludes commissions, stock options and other equity compensation, long‑term incentive plan payments, deferrals to and distributions from the American Savings Bank Select Deferred Compensation Plan and other “fringe benefits” as defined in the plan. Early retirement benefits are available for participants who retire after attaining age 55 with a minimum of 10 years of service. Early retirement benefits are reduced for participants who retire prior to age 65. The accrued normal retirement benefit is reduced by an applicable percentage which ranges from 59.8% for early retirement at age 55 to 2% at age 64.

3
Ms. Lau is a participant in the HEI Supplemental Executive Retirement Plan, which was frozen effective December 31, 2008. She is eligible for early retirement benefits under the plan. No other named executive officer is a participant in the plan or entitled to benefits under the plan. Benefits under the plan are determined based on a formula of 2.04% × Credited Service to December 31, 2008 (maximum 60%) × Final Average Compensation at December 31, 2008 (average monthly base salary plus annual incentive awards for the three highest calendar years out of the last sixty months prior to 2009). Credited service is based on actual years of service through December 31, 2008 with any HEI‑affiliated company, including American Savings Bank and Hawaiian Electric Company and its subsidiaries. Thus, although Ms. Lau has more than 30 years of actual service with HEI‑affiliated companies, she receives only 24.3 years of credited service for purposes of the HEI Supplemental Executive Retirement Plan. Benefits under the plan were reduced by benefits accrued as of December 31, 2008 under the HEI Retirement Plan, American Savings Bank Retirement Plan, and social security. Early retirement and death benefits similar to those available under the HEI Retirement Plan are available under the plan.

4
As of December 31, 2014, all of the named executive officers except for Mr. Wacker were participants in the HEI Excess Pay Plan and eligible for retirement benefits under the HEI Excess Pay Plan. Mr. Rosenblum retired in January 2015. In 2009, the HEI Board approved an Addendum to the HEI Excess Pay Plan that granted Mr. Rosenblum an additional two years of credited service to be applied in the calculation of his benefit under the HEI Excess Pay Plan. This resulted in the present value of his accumulated benefit under the HEI Excess Pay Plan shown in the table above being $396,568 more than it would have been without the additional credited years (i.e., without the additional credited years, the present value of his accumulated benefit under the HEI Excess Pay Plan would be $756,482). Benefits under the HEI Excess Pay Plan are determined using the same formula as the HEI Retirement Plan, but are not subject to the Internal Revenue Code limits on the amount of annual compensation that can be used for calculating benefits under qualified retirement plans ($260,000 in 2014 as indexed for inflation) and on the amount of annual benefits that can be paid from qualified retirement plans (the lesser of $210,000 in 2014 as indexed for inflation, or the participant’s highest average compensation over three consecutive calendar years). Benefits payable under the HEI Excess Pay Plan are reduced by the benefit payable from the HEI Retirement Plan. Early retirement, death benefits and vesting provisions are similar to the HEI Retirement Plan.

5
Ms. Lau and Messrs. Ajello, Richardson and Rosenblum are covered by the Executive Death Benefit Plan of HEI and Participating Subsidiaries. The plan was amended effective September 9, 2009 to close participation to new participants and freeze the benefit for existing participants. Under the amendment, death benefits will be paid based on salaries as of September 9, 2009. The plan provides death benefits equal to two times the executive’s base salary as of September 9, 2009 if the executive dies while actively employed or, if disabled, dies prior to age 65, and one times the executive’s base salary as of September 9, 2009 if the executive dies following retirement. The amounts shown in the table above assume death following retirement. Death benefits are grossed up by the amount necessary to pay income taxes on the grossed up benefit amount as an equivalent to the exempt status of death benefits paid from a life insurance policy. Mr. Oshima was not a participant in the plan at the time it was frozen and are therefore not entitled to any benefits under the plan.

6	The present value of accumulated benefits for the named executive officers included in the 2014 Pension Benefits table was determined based on the following:
Methodology: The present values are calculated as of December 31, 2014 based on the credited service and pay of the named executive officer as of such date (or the date of benefit freeze, if earlier).
Assumptions:

a.
Discount Rate - The discount rate is the interest rate used to discount future benefit payments in order to reflect the time value of money. The discount rates used in the present value calculations are 4.22% for retirement benefits and 4.17% for executive death benefits as of December 31, 2014.

b.
Mortality Table - The RP-2014 Healthy Annuitant Mortality Table (separate male and female rates) with generational improvements using scale MP-2014 is used to discount future pension benefit payments in order to reflect the probability of survival to any given future date. For the calculation of the executive death benefit present values, the mortality table rates are multiplied by the death benefit to capture the death benefit payments assumed to occur at all future dates. Mortality is applied post‑retirement only.

c.
Retirement Age - A named executive officer included in the table is assumed to remain in active employment until, and assumed to retire at, the earliest age when unreduced pension benefits would be payable, but no earlier than attained age as of December 31, 2014 (if later).

d.
Pre‑Retirement Decrements - Pre‑retirement decrements refer to events that could occur between the measurement date and the retirement age (such as withdrawal, early retirement and death) that would impact the present value of benefits. No pre‑retirement decrements are assumed in the calculation of pension benefit table present values. Pre‑retirement decrements are assumed for financial statement purposes.

e.	Unused Sick Leave - Each named executive officer who participates in the HEI Retirement Plan is assumed to have accumulated 1,160 unused sick leave hours at retirement age.

7
Mr. Wacker is not eligible to participate in any of the plans in the above 2014 Pension Benefits table because such plans are either (i) not open to employees of American Savings Bank or (ii) were frozen to new participants before Mr. Wacker joined American Savings Bank.

2014 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings/(Losses) in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Constance H. Lau[1]	—	—	33,427	—	384,376
James A. Ajello	—	—	8,870	—	160,772
Chester A. Richardson[2]	100,000	—	22	—	261,129
Alan M. Oshima[2]	297,160	—	4,790	—	366,700
Richard F. Wacker[3]	—	—	—	—	—
Richard M. Rosenblum	—	—	—	—	—

1
While employed by American Savings Bank, Ms. Lau was eligible to defer compensation under the American Savings Bank Select Deferred Compensation Plan (ASB Deferred Compensation Plan), a contributory nonqualified deferred compensation plan. She elected to defer $100,000 each year from bonuses awarded to her in 2004 and 2005. These amounts are reflected in the “Aggregate Balance at Last FYE” column of the 2014 Nonqualified Deferred Compensation table above and were previously reported as compensation to Ms. Lau in the 2004 and 2005 Summary Compensation Tables in the proxy statements for such years. Since 2008 she no longer earns any compensation from American Savings Bank that could be deferred to the plan. The ASB Deferred Compensation Plan allows select American Savings Bank employees to defer up to 100% of current salary, bonus and commissions. Pursuant to a 2009 amendment, the plan provides for employer matching contributions and profit sharing contributions for plan years beginning January 1, 2010. These matching and profit sharing contributions are in an amount that would have been made to the executive’s American Savings Bank 401(k) Plan account if not for certain Internal Revenue Code limits. The deferred amounts are credited with gains/losses of deemed investments chosen by the participant from a designated list of publicly traded mutual funds and other investment offerings. Earnings are not above‑market or preferential and therefore are not included in the 2014 Summary Compensation Table above. Under the plan, a participant can receive an interim distribution while employed, but no earlier than the first day of the fourth plan year following the effective date of the initial election to defer. A participant may also request a withdrawal of a portion of his or her account to satisfy an unforeseeable emergency. The distribution of accounts from the plan is triggered by disability, death or separation from service (including retirement) and will be delayed for a 6‑month period to the extent necessary to comply with Internal Revenue Code Section 409A. A participant may elect to receive such distributions in a lump sum or in substantially equal payments spread over a period not to exceed 15 years.

2
Represents salary and incentive compensation deferrals under the HEI Deferred Compensation Plan, a contributory nonqualified deferred compensation plan implemented in 2011. The plan allows certain HEI and Hawaiian Electric Company executives to defer 100% of annual base salary in excess of the compensation limit set forth in section 401(a)(17) of the Internal Revenue Code ($260,000 in 2014, as indexed for inflation) and up to 80% of any incentive compensation paid in cash. There are no matching or other employer contributions under the plan. The deferred amounts are credited with gains/losses of deemed investments chosen by the participant from a designated list of publicly traded mutual funds and other investment offerings. Earnings are not above‑market or preferential and therefore are not included in the 2014 Summary Compensation Table above. The distribution of accounts from the plan is triggered by disability, death or separation from service (including retirement) and will be delayed for a 6‑month period to the extent necessary to comply with Internal Revenue Code Section 409A. A participant may elect to receive such distributions in a lump sum or in substantially equal payments spread over a period not to exceed 15 years. Messrs. Ajello, Richardson and Oshima participated in the HEI Deferred Compensation Plan in 2014. Messrs. Richardson and Oshima's executive deferral contributions are reflected as compensation in the 2014 Summary Compensation Table above.

3
Mr. Wacker has not deferred any amounts under the ASB Deferred Compensation Plan. In 2014 he received a profit sharing contribution to his account under such plan for the portion of his profit sharing contribution that could not be made to his ASB 401(k) Plan account due to Internal Revenue Code limits on eligible compensation for 401(k) plans. Such profit sharing contribution is included in the “All Other Compensation” column of the Summary Compensation Table.

Potential Payments Upon Termination or Change in Control
The table below shows the amount of potential payments to each named executive officer in the event of retirement, voluntary termination, termination for cause, termination without cause and qualifying termination following a change in control, assuming termination occurred on December 31, 2014. The amounts listed below are estimates; actual amounts to be paid would depend on the actual date of termination and circumstances existing at that time.
2014 TERMINATION/CHANGE-IN-CONTROL PAYMENT TABLE

Name/ Benefit Plan or Program	Retirement on 12/31/14 ($)[1]	Voluntary Termination on 12/31/14 ($)[2]	Termination for Cause on 12/31/14 ($)[3]	Termination without Cause on 12/31/14 ($)[4]	Qualifying Termination after Change in Control on 12/31/14 ($)[5]
Constance H. Lau
Executive Incentive Compensation Plan[6]	—	—	—	—	—
Long‑Term Incentive Plan[7]	1,721,675	—	—	—	—
Restricted Stock Units[8]	796,403	—	—	—	—
Change‑in‑Control Agreement	—	—	—	—	10,644,724
TOTAL	2,518,078	—	—	—	10,644,724
James A. Ajello
Executive Incentive Compensation Plan[6]	—	—	—	—	—
Long‑Term Incentive Plan[7]	587,507	—	—	—	—
Restricted Stock Units[8]	376,822	—	—	—	—
Change‑in‑Control Agreement	—	—	—	—	3,404,763
TOTAL	964,329	—	—	—	3,404,763
Chester A. Richardson
Executive Incentive Compensation Plan[6]	—	—	—	—	—
Long‑Term Incentive Plan[7]	387,464	—	—	—	—
Restricted Stock Units[8]	259,083	—	—	—	—
Change‑in‑Control Agreement	—	—	—	—	2,623,735
TOTAL	646,547	—	—	—	2,623,735
Alan M. Oshima
Executive Incentive Compensation Plan[6]	—	—	—	—	—
Long‑Term Incentive Plan[7]	247,451	—	—	—	247,451
Restricted Stock Units[8]	102,607	—	—	—	412,902
Change‑in‑Control Agreement*	—	—	—	—	—
TOTAL	350,058	—	—	—	660,353
Richard F. Wacker
Executive Incentive Compensation Plan[6]	—	—	—	—	—
Long‑Term Incentive Plan[7]	—	—	—	—	—
Restricted Stock Units[8]	—	—	—	—	—
Change‑in‑Control Agreement	—	—	—	—	3,371,897
TOTAL	—	—	—	—	3,371,897
Richard M. Rosenblum
Executive Incentive Compensation Plan[6]	—	—	—	—	—
Long‑Term Incentive Plan[7]	770,342	—	—	—	770,342
Restricted Stock Units[8]	385,456	—	—	—	1,073,128
Change‑in‑Control Agreement**	—	—	—	—	—
TOTAL	1,155,798	—	—	—	1,843,470
*    Mr. Oshima does not have a change-in-control agreement.

**
Mr. Rosenblum's change-in-control agreement was not extended beyond January 1, 2015 and he subsequently retired on January 5, 2015. Accordingly, Mr. Rosenblum will not receive any payments or other compensation as a result of a change in control under a change-in-control agreement.

Note: All stock‑based award amounts were valued using the 2014 year‑end closing price of HEI Common Stock on the NYSE of $33.48 per share. Other benefits that are available to all salaried employees on a nondiscriminatory basis and perquisites aggregating less than $10,000 in value have not been listed.

1
Retirement Payments & Benefits. Only Mr. Wacker was not eligible for retirement as of December 31, 2014 and accordingly no amounts are shown in this column for him. Amounts in this column also do not include amounts payable under the 2014 EICP and

2012‑14 LTIP because those amounts would have vested without regard to retirement since December 31, 2014 was the end of the applicable performance periods. In addition to the amounts shown in this column, retired executives are entitled to receive their vested retirement plan and deferred compensation benefits under all termination scenarios. See the 2014 Pension Benefits and 2014 Nonqualified Deferred Compensation table above.

2
Voluntary Termination Payments & Benefits. If a named executive officer voluntarily terminates employment, he or she could lose any annual or long‑term incentives based upon the Compensation Committee’s right to amend, suspend or terminate any incentive award or any portion of it at any time. Voluntary termination results in the forfeiture of unvested RSUs and participation in incentive plans. The executive’s entitlement to rights under his or her change‑in‑control agreement would also end. Amounts in this column do not include amounts payable under the 2014 EICP or the 2012‑14 LTIP because those amounts would have vested without regard to voluntary termination since December 31, 2014 was the end of the applicable performance periods.

3
Termination for Cause Payments and Benefits. If the executive is terminated for cause, he or she could lose any annual or long‑term incentives based upon the Compensation Committee’s right to amend, suspend or terminate any incentive award or any portion of it at any time. “Cause” generally means a violation of the HEI Corporate Code of Conduct or, for purposes of awards under the 2010 Equity and Incentive Plan, as amended (EIP), has the meaning set forth in those plans. Termination for cause results in the forfeiture of all unvested RSUs, and participation in incentive plans. The executive’s entitlement to rights under his or her change‑in‑control agreement would also end.

4
Termination without Cause Payments and Benefits. If the executive is terminated without cause, he or she could lose any annual or long‑term incentives based upon the Compensation Committee’s right to amend, suspend or terminate any incentive award or any portion of it at any time. Termination without cause results in the forfeiture of unvested RSUs. As discussed in note 5 below, different benefits would be payable to the named executive officers if their termination without cause were to follow a change in control under the terms of their change‑in‑control agreements.

5
Change‑in‑Control Payments and Benefits. All named executive officers, except for Mr. Oshima (and Mr. Rosenblum, whose agreement is no longer in effect), have change‑in‑control agreements. Mr. Rosenblum's agreement was not extended beyond January 1, 2015 and he subsequently retired on January 5, 2015.

“Change in control” generally means a change in ownership of HEI, a substantial change in the voting power of HEI’s securities or a change in the majority of the composition of the Board following the consummation of a merger, tender offer or similar transaction. Mr. Wacker’s change‑in‑control agreement defines “change in control” to also mean a sale of (or equivalent transaction involving) American Savings Bank. The change‑in‑control agreements are also double trigger, which means that they provide for cash severance and other benefits upon a qualifying termination of the executives' employment following a change in control of HEI. Ms. Lau has a lump sum severance multiplier of three times and Messrs. Ajello, Richardson and Wacker have a lump sum severance multiplier of two times, in each case applied to the sum of the executive’s base salary and annual incentive compensation (determined to be the greater of the current target or the largest actual annual incentive compensation during the preceding three years).
In addition, under the change‑in‑control agreements executives would receive continued life, disability, dental, accident and health insurance benefits for the severance period (i.e., the number of years equal to the applicable severance multiplier). Executives would receive a lump sum payment equal to the present value of the additional benefit the executives would have earned under their respective retirement and savings plans during the severance period. Executives would also receive the greater of current target or actual projected annual and long‑term incentive compensation, pro-rated if termination occurs during the first half of the applicable performance period and the full value if termination occurs after the end of the first half of the applicable performance period (provided that, under the EICP and LTIP cycles presently in effect, the terms of those arrangements provide that, upon a change in control, the awards will be paid out in cash at the target level, pro-rated for the amount of time elapsed upon the change in control). For RSUs, in the event of a change in control either (i) the acquiring entity shall assume all outstanding awards or substitute similar awards for all outstanding awards or (ii) all outstanding awards shall become fully vested. For the named executive officers who are eligible to participate in the HEI Retirement Plan, additional age and service credit is received for the severance period for purposes of determining retiree welfare benefit eligibility. Executives would receive financial, tax planning and outplacement services, capped at 15% of annual base salary. Payment would generally be delayed for six months following termination of employment to the extent required to avoid an additional tax under Section 409A of the Internal Revenue Code. Interest would accrue during any six‑month delay period at the prevailing six‑month certificate of deposit rate and payments would be set aside during that period in a grantor (rabbi) trust. There are no tax gross ups provided for in the agreements. All the foregoing benefit amounts are included in this column but the total severance amount shown is limited to the maximum amount deductible under Section 280G of the Internal Revenue Code with respect to each named executive officer. Payment of the foregoing benefits is subject to a release of claims by the applicable named executive officer.

6
Executive Incentive Compensation Plan (EICP). Upon death, disability or retirement, executives continue to participate in the EICP on a pro‑rata basis if the executive has met applicable minimum service requirements, with payment to be made by the Company if the applicable performance goals are achieved. For executives without a change-in-control agreement, the EIP provides that in the event of termination following a change in control, the EICP award would be immediately paid out at target level for full-year performance.“Change in control” under the EIP generally means a change in ownership of HEI, a substantial change in the voting power of HEI’s securities or a change in the majority of the composition of HEI’s Board following the consummation of a merger, a tender offer or similar transaction. In termination scenarios other than a termination following a change in control, death, disability or retirement, participants who terminate during the plan cycle forfeit any accrued EICP award. Annual incentive compensation payments in the event of a change in control are described in footnote 5 above and quantified as part of the Change‑in‑Control Agreement payment in the table above.

7
Long‑Term Incentive Plan (LTIP). Upon death, disability or retirement, executives continue to participate in each ongoing LTIP cycle on a pro‑rata basis if the executive has met applicable minimum service requirements, with payment to be made by the Company if performance goals are achieved. The amounts shown are at target for goals deemed achievable (or at below the threshold, if deemed unachievable at the date of termination) for all applicable plan years, pro-rated based upon service through December 31, 2014; actual payouts will depend upon performance achieved at the end of the plan cycle. For executives without a change-in-control agreement, the EIP provides that in the event of termination following a change in control, the LTIP award would be immediately paid out at target level, pro-rated for completed months of service in the performance period. “Change in control” under the EIP generally means a change in ownership of HEI, a substantial change in the voting power of HEI’s securities or a change in the majority of the composition of HEI’s Board following the consummation of a merger, a tender offer or similar transaction. In termination scenarios other than a termination following a change in control, death, disability or retirement, participants who terminate during the plan cycle forfeit any accrued LTIP award. Long‑term incentive compensation payments in the event of a change in control are described in footnote 5 above and quantified as part of the Change‑in‑Control Agreement payment in the table above.

8
RSU Awards. Termination for or without cause results in the forfeiture of unvested RSUs. Termination due to death or disability results in pro‑rata vesting of RSUs. Retirement results in pro‑rata vesting of RSUs. For executives without a change-in-control agreement, the EIP provides that in the event of termination following a change in control, RSUs become fully vested, payable or free from restrictions. “Change in control” under the EIP generally means a change in ownership of HEI, a substantial change in the voting power of HEI’s securities or a change in the majority of the composition of HEI’s Board following the consummation of a merger, a tender offer or similar transaction. The vesting of RSUs in the event of a change in control is described in footnote 5 above and has been quantified as part of the Change‑in‑Control Agreement payment in the table above. The amount shown is based on the 2014 year‑end closing per‑share trading price of vested shares.

Reconciliation of GAAP1 to Non‑GAAP Measures
The Company reports its financial results in accordance with accounting principles generally accepted in the United States of America (GAAP). However, management uses certain non‑GAAP measures to evaluate the performance of HEI and its subsidiaries. Management believes these non‑GAAP measures provide useful information and are a better indicator of our core operating activities. Core earnings and other financial measures as presented below may not be comparable to similarly titled measures used by other companies. The table below provides a reconciliation of GAAP earnings to non‑GAAP core earnings for HEI consolidated, the Utilities and ASB.
Hawaiian Electric Industries, Inc. and Subsidiaries
Unaudited
(in millions, except per share amounts)

	Years ended December 31			Average 2012-2014 for LTIP purposes
Years ended December 31	2014	2013	2012
CONSOLIDATED NET INCOME
GAAP (as reported)	$168.3	$161.5	$138.7
Excluding special items (after‑tax) for EICP and LTIP purposes:
Tropical Storm Iselle related cost	1.4
Overdraft litigation settlement	0.6
Non‑GAAP (core) for 2014 EICP purposes	$170.3
Excluding special items (after‑tax) for LTIP purposes only:
Settlement agreement for the partial writedown of certain utility assets	—	—	24.4
Lower debit card interchange fees due to Durbin Amendment	6.2	3.0	—
Structural changes to decoupling mechanism	3.6	—	—
Non‑GAAP (core) for 2012-2014 LTIP purposes	$180.7	$164.5	$163.1	$169
Hawaiian Electric Company, Inc. and Subsidiaries
UTILITY NET INCOME
GAAP (as reported)	$137.6	$122.9	$99.3
Excluding special items (after‑tax) for EICP and LTIP purposes:
Tropical Storm Iselle related cost	1.4
Non‑GAAP (core) for 2014 EICP purposes	$139
Excluding special items (after‑tax) for LTIP purposes only:
Settlement agreement for the partial writedown of certain utility assets	—	—	24.4
Structural changes to decoupling mechanism	3.6	—	—
Non‑GAAP (core) for 2012-2014 LTIP purposes	$144.0	$122.9	$123.7	$130
ASB NET INCOME
GAAP (as reported)	$51.5	$57.5	$58.6
Excluding special items (after‑tax) for EICP and LTIP purposes:
Overdraft litigation settlement	0.6
Non‑GAAP (core) for 2014 EICP purposes	$52.1
Excluding special items (after‑tax) for LTIP purposes only:
Lower debit card interchange fees due to Durbin Amendment	6.2	3.0	—
Non‑GAAP (core) for 2012-2014 LTIP purposes	$58.3	$60.5	$58.6	$59
Note: Columns may not foot due to rounding.

1	Accounting principles generally accepted in the United States of America

DIRECTOR COMPENSATION
How director compensation is determined
The Board believes that a competitive compensation package is necessary to attract and retain individuals with the experience, skills and qualifications needed for the challenging role of serving as a director of a publicly traded company with a unique blend of highly regulated industries. Nonemployee director compensation is composed of a mix of cash and HEI Common Stock to align the interests of directors with those of HEI shareholders. Only nonemployee directors are compensated for their service as directors. Ms. Lau, the only employee director of HEI, does not receive separate or additional compensation for serving as a director. Although Ms. Lau is a member of the HEI Board, neither she nor any other executive officer participates in the determination of nonemployee director compensation.
The Compensation Committee reviews nonemployee director compensation no less frequently than once every three years and recommends changes to the Board. In 2012, the committee asked its independent compensation consultant, Frederic W. Cook & Co. Inc. (Fred Cook & Co.), to conduct an evaluation of HEI’s nonemployee director compensation practices. Fred Cook & Co. assessed the structure of HEI’s nonemployee director compensation program and its value compared to competitive market practices of peer companies, similar to the assessments used in its executive compensation review, which is described under “Compensation Discussion and Analysis - We Use Comparative Market Data as a Reference Point for Compensation” below. Based on the 2012 analysis, the Compensation Committee maintained 2013 director compensation at the same level as in 2012. For 2014, director compensation remained the same as in 2013 with the exception of modest changes concerning extra meeting fees; such changes are described under "Extra meeting fees" below.
Components of director compensation
Cash retainer. HEI nonemployee directors received the cash amounts shown below as retainer for their 2014 HEI Board service and for their 2014 service on HEI and subsidiary board committees. No separate fees are paid to HEI directors for service on subsidiary company boards. Cash retainers were paid in quarterly installments.

Position	2014 Retainer
HEI Nonexecutive Chairman of the Board	$250,000
HEI Director	65,000
HEI Audit Committee Chair	15,000
HEI Compensation Committee Chair	15,000
HEI Nominating and Corporate Governance Committee Chair	10,000
HEI Audit Committee Member	6,000
HEI Compensation Committee Member	6,000
HEI Nominating and Corporate Governance Committee Member	4,000
Hawaiian Electric Company Audit Committee Chair	10,000
Hawaiian Electric Company Audit Committee Member	4,000
American Savings Bank Audit Committee Chair	10,000
American Savings Bank Audit Committee Member	4,000
American Savings Bank Risk Committee Chair	10,000
American Savings Bank Risk Committee Member	4,000
Extra meeting fees. Nonemployee directors are also entitled to meeting fees for each board or committee meeting attended (as member or chair) after the number of meetings specified below. The changes to extra meeting fees for 2014 were: (1) the addition of extra meeting fees for the HEI Board to be consistent with extra meeting fees for committees, (ii) a modest increase in extra meeting fees for the Hawaiian Electric Company Audit Committee (increased from $750 to $1,000 per extra meeting), and (iii) an increase in the number of meetings that members of the HEI and American Savings Bank Audit Committee members are required to attend before becoming eligible for extra meeting fees.

HEI Board	$1,500 per meeting after 8 meetings
HEI Audit Committee	$1,500 per meeting after 10 meetings
HEI Compensation Committee	$1,500 per meeting after 6 meetings
HEI Nominating and Corporate Governance Committee	$1,500 per meeting after 6 meetings
Hawaiian Electric Company Audit Committee	$1,000 per meeting after 6 meetings
American Savings Bank Audit Committee	$1,000 per meeting after 10 meetings
American Savings Bank Risk Committee	$1,000 per meeting after 6 meetings

Stock awards. On June 30, 2014, each HEI nonemployee director received shares of HEI Common Stock with a value equal to $75,000 as an annual grant under HEI’s 2011 Nonemployee Director Stock Plan (2011 Director Plan), which was approved by HEI shareholders on May 10, 2011, for the purpose of further aligning directors’ and shareholders’ interests. The number of shares issued to each HEI nonemployee director was determined based on the closing sales price of HEI Common Stock on the NYSE on June 30, 2014. Stock grants to nonemployee directors under the 2011 Director Plan are made annually on the last business day in June.
Retirement benefit. HEI’s Nonemployee Director Retirement Plan, which provided retirement benefits to nonemployee directors, was terminated in 1996. Directors who were retired from their primary occupation at that time remained eligible to receive benefits under the plan based on years of service as a director at the time of the plan’s termination. Mr. Myers is the only current director still eligible to receive benefits under the terminated plan. Upon his retirement from service as a director, Mr. Myers is eligible to receive retirement benefits in an annual total of $15,000, for a period equal to the number of years of his service through December 31, 1996 (6 years). All benefits payable under the plan cease upon the death of the nonemployee director.
Deferred compensation. Nonemployee directors may participate in the HEI Deferred Compensation Plan implemented in 2011 (2011 Deferred Compensation Plan) and described under “Compensation Discussion and Analysis - Benefits - Deferred Compensation Plans” above. Under the plan, deferred amounts are credited with gains/losses of deemed investments chosen by the participant from a list of publicly traded mutual funds and other investment offerings. Earnings are not above‑market or preferential. Participants may elect the timing upon which distributions are to begin following disability, death or separation from service (including retirement) and may choose to receive such distributions in a lump sum or in installments over a period of up to fifteen years. Mr. Taketa participated in this plan in 2014.
Nonemployee directors are also eligible to participate in the HEI Nonemployee Directors’ Deferred Compensation Plan, as amended January 1, 2009, although no nonemployee director participated in such plan in 2014.
Health benefits. Nonemployee directors may participate, at their election and at their cost, in the group employee medical, vision and dental plans generally made available to HEI, Hawaiian Electric Company or American Savings Bank employees. No nonemployee director currently participates in such plans.

2014 DIRECTOR COMPENSATION TABLE
The table below shows the compensation paid to HEI nonemployee directors in 2014.

Name	Fees Earned or Paid in Cash ($)[3]	Stock Awards ($)[4]	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)[5]	Total ($)
Thomas B. Fargo	90,000	75,000	—	165,000
Peggy Y. Fowler	81,000	75,000	—	156,000
A. Maurice Myers	81,000	75,000	1,683	157,683
Keith P. Russell	91,000	75,000	—	166,000
James K. Scott	73,500	75,000	—	148,500
Kelvin H. Taketa[1]	79,500	75,000	—	154,500
Barry K. Taniguchi	94,500	75,000	—	169,500
Jeffrey N. Watanabe, Chairman[2]	327,000	75,000	—	402,000

1
In 2014, Mr. Taketa elected to defer $60,000 of his fees under the 2011 Deferred Compensation Plan. Mr. Taketa did not have above‑market or preferential earnings on nonqualified deferred compensation in 2014.

2
Mr. Watanabe’s fees were for service as director and Chairman of the HEI Board and as a member of the Compensation Committee. He also served on the HEI Executive Committee and the American Savings Bank Board and Executive Committee. As explained above, HEI directors do not receive additional compensation for service on the boards of HEI’s subsidiaries but do receive fees for service on subsidiary committees. Mr. Watanabe’s responsibilities are described above under “Corporate Governance - The Board’s leadership structure.”

3	See detail of cash retainers for Board and committee service below.

4
As discussed above under “Components of director compensation,” HEI nonemployee directors received shares of HEI Common Stock valued at $75,000 as the annual grant to HEI directors under the HEI 2011 Nonemployee Director Stock Plan.

5
As discussed above under “Components of director compensation,” pension benefits for Mr. Myers were frozen in 1996, when the HEI Nonemployee Director Retirement Plan was terminated. Accordingly, he does not receive credit for service after 1996 under that plan. Change in pension value reflects actuarial assumptions, such as discount rate.

The table below shows the breakdown of cash retainers paid to HEI nonemployee directors for Board and committee service (including subsidiary committee service) and extra meeting fees in 2014.

Name	HEI Board Retainer ($)	HEI Committee Retainer ($)	HEI Chairman Retainer ($)	HECO Audit Committee Retainer ($)	ASB Audit Committee Retainer ($)	ASB Risk Committee Retainer ($)	Total ($)
Thomas B. Fargo	71,000	19,000	—	—	—	—	90,000
Peggy Y. Fowler	71,000	6,000	—	4,000	—	—	81,000
A. Maurice Myers	71,000	6,000	—	—	—	4,000	81,000
Keith P. Russell	71,000	6,000	—	—	4,000	10,000	91,000
James K. Scott	69,500	4,000	—	—	—	—	73,500
Kelvin H. Taketa	69,500	10,000	—	—	—	—	79,500
Barry K. Taniguchi	69,500	15,000	—	—	10,000	—	94,500
Jeffrey N. Watanabe, HEI Chairman	71,000	6,000	250,000	—	—	—	327,000
Director stock ownership and retention
HEI directors are required to own and retain HEI stock throughout their service with the Company. Each director has until January 1 of the year following the fifth anniversary of the later of (i) amendment to his or her required level of stock ownership or (ii) first becoming subject to the requirements (compliance date) to reach the following ownership levels: Chairman of the Board - 2x annual cash retainer, other HEI directors - 5x annual cash retainer. As of January 1, 2015, each director who had reached his or her compliance date had achieved his or her stock ownership target.
Until reaching the applicable stock ownership target, directors must retain all shares received under their annual stock retainer. The Committee has the authority to approve hardship exceptions to these retention requirements.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of the three independent directors listed below under "Compensation Committee Report." No member of the Compensation Committee during 2014 was an employee or former employee of HEI. During 2014, no member of the Compensation Committee had a relationship that must be described under SEC rules regarding disclosure of related person transactions. In 2014, none of HEI’s executive officers served on the compensation committee (or its equivalent) or board of directors of another entity, excluding tax‑exempt organizations, where an executive officer of such an entity served on HEI’s Compensation Committee or Board of Directors.
COMPENSATION COMMITTEE REPORT

The Compensation Committee, which is composed solely of independent directors, has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2014.

Compensation Committee

Thomas B. Fargo, Chairperson
Maurice Myers
Jeffrey N. Watanabe

Hawaiian Electric:
The information required by this Item 11 for Hawaiian Electric is incorporated herein by reference to:

•	Pages 7 to 33 of Hawaiian Electric Exhibit 99.1 to this Form 10-K;

•	The discussion of “2013-15 Long-Term Incentive Plan” at pages 14-15 of Hawaiian Electric Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2013.

•	Information concerning compensation paid to directors of Hawaiian Electric who are also directors of HEI under “Director Compensation” in this Item 11 of Part III to this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
HEI:
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The table below shows the number of shares of HEI Common Stock beneficially owned as of February 12, 2015 (or such other date as indicated below) by (a) each person known by HEI to own beneficially more than five percent of the outstanding shares of HEI Common Stock, (b) each director who is a current director or served as a director during any part of 2014 and each named executive officer (as listed in the 2014 Summary Compensation Table above) and (c) all directors and executive officers as a group, based in part on information furnished by the respective shareholders. No HEI directors, executive officers or named executive officers own any shares of Preferred Stock of HEI’s wholly owned subsidiary, Hawaiian Electric Company.
Amount And Nature Of Beneficial Ownership Of HEI Common Stock

Name of Individual or Group	Sole Voting or Investment Power[1]	Shared Voting or Investment Power[2]	Other Beneficial Ownership[3]	Stock Options/ Restricted Stock and RSUs[4]	Total	Percent of Class
BlackRock, Inc.[5]	6,369,085				6,369,085	6.2%
The Vanguard Group, Inc.[6]	6,438,382	59,764			6,498,146	6.33%
Nonemployee directors
Thomas B. Fargo		30,547			30,547	*
Peggy Y. Fowler	1,244	20,328			21,572	*
A. Maurice Myers	24,630		21,657		46,287	*
Keith P. Russell	12,671				12,671	*
James K. Scott	40,543				40,543	*
Kelvin H. Taketa	34,793				34,793	*
Barry K. Taniguchi		38,827			38,827	*
Jeffrey N. Watanabe	42,036		5		42,041	*
Employee director and Named Executive Officer
Constance H. Lau	418,299			14,682	432,981	*
Other Named Executive Officers
James A. Ajello	54,127			3,422	57,549	*
Chester A. Richardson	460	51,936		1,324	53,720	*
Richard M. Rosenblum	53,635			13,935	67,570	*
Richard F. Wacker		69,213			69,213	*
Alan M. Oshima		17,592		1,465	19,057	*
All directors and executive officers as a group (13 persons)	628,803	228,443	21,662	20,893	899,801	*

1
Includes the following shares held as of February 12, 2015 in the form of stock units in the HEI Common Stock fund pursuant to the HEI Retirement Savings Plan: approximately 100 shares for Ms. Lau and 460 shares for Mr. Richardson and 561 shares for all directors and executive officers as a group. The value of a unit is measured by the closing price of HEI Common Stock on the measurement date.

2	For individuals, includes (i) shares registered in name of the individual and spouse; and/or (ii) shares registered in trust with the individual and spouse serving as co‑trustees.

3	Shares owned by spouse, children or other relatives sharing the home of the director or officer in which the director or officer disclaims beneficial interest.

4
Includes the number of shares that the individuals named above had a right to acquire as of or within 60 days after February 12, 2015 pursuant to stock options, stock appreciation rights, RSUs and related dividend equivalent rights thereon, including shares which retirement eligible individuals have a right to acquire upon retirement. These shares are included for purposes of calculating the percentage ownership of each individual named above and all directors and executive officers as a group, but are not deemed to be outstanding as to any other person.

5	Based solely on information provided in a Schedule 13G report filed on February 9, 2015 by BlackRock, Inc., 55 East 52nd Street, New York, NY 10022.

6	Based solely on information provided in a Schedule 13G report filed on February 10, 2015 by The Vanguard Group, Inc., 100 Vanguard Blvd., Malvern, PA 19355.

*
As of February 12, 2015, the directors and executive officers of HEI as a group and each individual named above beneficially owned less than one percent of the record number of outstanding shares of HEI Common Stock as of that date and no shares were pledged as security.

A change in control will occur if the Merger, as contemplated by the Merger Agreement, is consummated.
Equity Compensation Plan Information
Information as of December 31, 2014 about HEI Common Stock that may be issued under all of the Company’s equity compensation plans was as follows:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by shareholders	941,488	$26.18	2,884,030
Equity compensation plans not approved by shareholders	—	—	—
Total	941,488	$26.18	2,884,030
(1)This column includes the number of shares of HEI Common Stock which may be issued under the Revised and Amended HEI 2010 Equity Incentive Plan (EIP) and the 1987 Stock Option and Incentive Plan (SOIP) on account of awards outstanding as of December 31, 2014, including:

SOIP	EIP	TOTAL
17,443	—	17,443	Stock appreciation rights plus accrued dividend equivalent rights
—	192,195	192,195	Restricted stock units plus estimated compounded dividend equivalents (if applicable) *
—	139,424	139,424	Shares issued in February 2015 under the 2012-2014 LTIP plus compounded dividend equivalents
—	592,426	592,426	Shares issuable at maximum payouts under the 2013-2015 and 2014-2016 LTIPs, including estimated compounded dividend equivalents
17,443	924,045	941,488

*
Under the EIP as of December 31, 2014, RSUs count as one share against shares available for issuance less estimated shares withheld for taxes under net share settlement which again become available for the issuance of new shares on a one-to-one basis.

(2)	The weighted average exercise price in this column relates to the outstanding 80,000 stock appreciation rights which were granted in 2005.

(3)
This represents the number of shares available as of December 31, 2014 for future awards, including 2,714,741 shares available for future awards under the EIP and 169,290 shares available for future awards under the 2011 Nonemployee Director Plan. As of May 11, 2010, no new awards may be granted under the SOIP.

Hawaiian Electric:
The information required by this Item 12 for Hawaiian Electric is incorporated herein by reference to pages 34 to 35 of Hawaiian Electric Exhibit 99.1.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
HEI:
RELATED PERSON TRANSACTION POLICY
The Board of Directors has adopted a related person transaction policy that is specifically incorporated in HEI’s Corporate Code of Conduct. The related person transaction policy is specific to transactions between the Company and related persons such as executive officers and directors, their immediate family members or entities with which they are affiliated in which the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Under the policy, the Board, acting through the Nominating and Corporate Governance Committee, may approve a related person transaction involving a director or an officer if the Board determines in advance that the transaction is not inconsistent with the best interests of HEI and its shareholders and is not in violation of HEI’s Corporate Code of Conduct.
Related person transactions with HEI or its subsidiaries
American Savings Bank has made other loans and extensions of credit to directors and executive officers, members of their immediate families and affiliated entities in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and which did not involve more than the normal risk of collectibility or present other unfavorable features.
DIRECTOR INDEPENDENCE
Under HEI's Corporate Governance Guidelines, a majority of Board members must qualify as independent under the listing standards of the NYSE and any additional requirements as determined by the Board from time to time.

•
For a director to be considered independent under NYSE listing standards, the Board must determine that the director does not have any direct or indirect material relationship with HEI or its subsidiaries apart from his or her service as a director. The NYSE listing standards also specify circumstances under which a director may not be considered independent, such as when the director has been an employee of the Company within the last three fiscal years, if the director has had certain relationships with the Company's external or internal auditor within the last three fiscal years or when the Company has made or received payments for goods or services to entities with which the director or an immediate family member of the director has specified affiliations and the aggregate amount of such payments in any year within the last three fiscal years exceeds the greater of $1 million or 2% of such entity's consolidated gross revenues for the fiscal year.

•
The Board has also adopted Categorical Standards for Director Independence (HEI Categorical Standards), which are available for review on HEI's website at www.hei.com. The HEI Categorical Standards specify circumstances under which a director may not be considered independent. In addition to the circumstances that would preclude independence under the NYSE listing standards, the HEI Categorical Standards provide that a director is not independent if HEI and its subsidiaries have made charitable contributions to a nonprofit organization for which the director serves as an executive officer and the aggregate amount of such contributions in any single fiscal year of the nonprofit organization within the last three fiscal years exceeds the greater of $1 million or 2% of such organization's consolidated gross revenues for the fiscal year.

The Nominating and Corporate Governance Committee and the Board considered the relationships described below in assessing the independence of Board members. Based on its consideration of such relationships and the recommendations of the Nominating and Corporate Governance Committee, the Board determined that all of the nonemployee directors of HEI (Messrs. Fargo, Myers, Russell, Scott, Taketa, Taniguchi and Watanabe and Ms. Fowler) are independent. The remaining director, Ms. Lau, is an employee director of HEI and therefore is not independent.
Relationships considered in determining director independence:

With respect to Messrs. Scott, Taketa, Taniguchi and Watanabe, the Board considered amounts paid in the last three fiscal years to purchase electricity from HEI subsidiaries, Hawaiian Electric Company or Hawaii Electric Light Company (the sole public utilities providing electricity to the islands of Oahu and Hawaii, respectively), by entities employing these directors or where a family member of the director was an executive officer. None of the amounts paid by these entities for electricity (excluding pass-through charges for fuel, purchased power and Hawaii state revenue taxes) exceeded the thresholds in the NYSE listing standards or HEI Categorical Standards that would automatically result in a director not being independent. Since Hawaiian Electric Company and Hawaii Electric Light Company are the sole source of electric power on the islands of Oahu and Hawaii, the rates they charge for electricity are fixed by state regulatory authority and purchasers of electricity from these public utilities have no choice as to supplier and no ability to negotiate rates or other terms, the Board determined that these relationships do not impair the independence of these directors.
With respect to Messrs. Scott and Taketa, the Board considered charitable contributions in the last three fiscal years from HEI and its subsidiaries to nonprofit organizations where these directors serve as executive officers. None of the contributions exceeded the threshold in the HEI Categorical Standards that would automatically result in a director not being independent. In determining that these donations did not impair the independence of these directors, the Board also considered the fact that Company policy requires that charitable contributions from HEI or its subsidiaries to entities where an HEI director serves as an executive officer, and where the director has a direct or indirect material interest, and the aggregate amount donated by HEI and its subsidiaries to such organization would exceed $120,000 in any single fiscal year, be preapproved by the Nominating and Corporate Governance Committee.
With respect to Mr. Taketa, the Board considered modest fees paid during the last three fiscal years to the charitable foundation for which he serves as an executive officer for management of scholarship and nonprofit grant programs and concluded that such fees did not affect Mr. Taketa's independence. None of the fees paid within the last three fiscal years exceeded the threshold in the NYSE listing standards or HEI Categorical Standards that would automatically result in a director not being independent.
With respect to Messrs. Fargo, Scott, Taniguchi and Watanabe, the Board considered other director or officer positions held by those directors at entities for which an HEI executive officer serves as a director or trustee and determined that none of these relationships affected the independence of these directors. None of these relationships resulted in a compensation committee interlock or would automatically preclude independence under the NYSE listing standards or HEI Categorical Standards.
Hawaiian Electric:
The information required by this Item 13 for Hawaiian Electric is incorporated herein by reference to pages 35 to 36 of Hawaiian Electric Exhibit 99.1.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
HEI:
AUDITORS’ FEES
The following table sets forth the fees paid or payable to PricewaterhouseCoopers LLP (PwC), the Company’s independent registered public accounting firm for 2013 and 2014:

	2013		2014
	Fees	%	Fees	%
Audit fees (principally consisted of fees associated with the audit of HEI’s, Hawaiian Electric Company’s and American Savings Bank’s consolidated financial statements and internal control over financial reporting (Sarbanes‑Oxley Act of 2002, Section 404), quarterly reviews, issuances of letters to underwriters, statutory audits, review of registration statements and issuance of consents)	$2,412,000	85.7	$2,525,000	83.9
Audit‑related fees (consisted of fees associated with the audit of the financial statements of certain employee benefit plans, the audit of internal control over transfer agent and registrar duties, the agreed upon procedures for revenue balancing accounts, the agreed upon procedures in 2014 related to green energy market securitization, and the Department of Energy grant attestation in 2013)	321,000	11.4	381,000	12.7
Tax fees (tax compliance services with respect to federal and state taxes)	79,000	2.8	100,340	3.3
All other fees	2,000	0.1	2,000	0.1
	$2,814,000	100.0	$3,008,340	100.0
Pursuant to its charter, the Audit Committee preapproves all audit and permitted nonaudit services to be performed by the independent registered public accounting firm. The Audit Committee may delegate this responsibility to one or more of its members, provided that such member or members report any such preapprovals to the full Audit Committee at its next regularly scheduled meeting. All of the amounts set forth in the table above were preapproved. In addition, the Audit Committee reviewed the professional fees billed by PwC and determined that the provision of nonaudit services was compatible with the maintenance of the auditor’s independence.

Hawaiian Electric:
The information required by this Item 14 for Hawaiian Electric is incorporated herein by reference to page 36 of Hawaiian Electric Exhibit 99.1.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements
See Item 8 for the combined Consolidated Financial Statements of HEI and Hawaiian Electric.
(a)(2) and (c) Financial statement schedules
The following financial statement schedules for HEI and Hawaiian Electric are included in this report on the pages indicated below:

		Page/s in Form 10-K
		HEI	Hawaiian Electric
Schedule I	Condensed Financial Information of Registrant, Hawaiian Electric Industries, Inc. (Parent Company) at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012	222-224	NA
Schedule II	Valuation and Qualifying Accounts, Hawaiian Electric Industries, Inc. and subsidiaries and Hawaiian Electric Company, Inc. and subsidiaries for the years ended December 31, 2014, 2013 and 2012	225	225
NA Not applicable.
Certain schedules, other than those listed, are omitted because they are not required, or are not applicable, or the required information is shown in the Consolidated Financial Statements.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

December 31	2014	2013
(dollars in thousands)
Assets
Cash and cash equivalents	$276	$571
Accounts receivable	1,991	1,661
Property, plant and equipment, net	4,917	5,419
Deferred income tax assets	15,922	10,057
Other assets	11,070	9,550
Investments in subsidiaries, at equity	2,224,452	2,122,841
	$2,258,628	$2,150,099
Liabilities and shareholders’ equity
Liabilities
Accounts payable	$1,993	$817
Interest payable	2,583	4,630
Notes payable to subsidiaries	7,857	7,936
Commercial paper	118,972	105,482
Long-term debt, net	300,000	275,000
Retirement benefits liability	32,030	21,559
Other	3,765	7,605
	467,200	423,029
Shareholders’ equity
Preferred stock, no par value, authorized 10,000,000 shares; issued: none	—	—
Common stock, no par value, authorized 200,000,000 shares; issued and outstanding: 102,565,266 shares and 101,259,800 shares	1,521,297	1,488,126
Retained earnings	297,509	255,694
Accumulated other comprehensive loss	(27,378)	(16,750)
	1,791,428	1,727,070
	$2,258,628	$2,150,099
Note to Balance Sheets
HEI Term loan LIBOR + .90%, due 2016	$125,000	$—
HEI medium-term note 6.51%, due 2014	—	100,000
HEI senior note 4.41%, due 2016	75,000	75,000
HEI senior note 5.67%, due 2021	50,000	50,000
HEI senior note 3.99%, due 2023	50,000	50,000
	$300,000	$275,000
The aggregate payments of principal required subsequent to December 31, 2014 on long-term debt are nil in 2015, $200 million in 2016, nil in 2017, 2018 and 2019.
As of December 31, 2014, HEI has a General Agreement of Indemnity in favor of both Liberty Mutual Insurance Company (Liberty) and Travelers Casualty and Surety Company of America (Travelers) for losses in connection with any and all bonds, undertakings or instruments of guarantee and any renewals or extensions thereof executed by Liberty or Travelers, including, but not limited to, a $0.2 million self-insured United States Longshore & Harbor bond and a $0.6 million self-insured automobile bond.
The Company has revised its previously issued "Schedule I - Condensed Financial Information of Registrant; Hawaiian Electric Industries, Inc. (Parent Company); Condensed Balance Sheets" to correct for an error in the presentation of deferred tax amounts related to Hawaiian Electric’s net operating loss carryforwards as of December 31, 2013. Amounts were reclassified among deferred income tax assets, other assets, deferred income taxes (liabilities) and other liabilities. These adjustments are not considered material, individually or in the aggregate, to the previously issued Condensed Balance Sheet as of December 31, 2013 and had no impact on the Company's Consolidated Balance Sheet as of December 31, 2013. The table below illustrates the effects of these adjustments on the Condensed Balance Sheet for those line items affected:

	December 31, 2013
(in thousands)	As previously filed	As revised	Difference
Deferred income tax assets	$1,594	$10,057	$8,463
Other assets	23,679	9,550	(14,129)
Total assets	2,155,765	2,150,099	(5,666)
Deferred income taxes	11,385	—	(11,385)
Other liabilities	1,886	7,605	5,719
Total liabilities	428,695	423,029	(5,666)
Total liabilities and shareholders' equity	2,155,765	2,150,099	(5,666)
Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF INCOME

Years ended December 31	2014	2013	2012
(in thousands)
Revenues	$303	$288	$221
Equity in net income of subsidiaries	188,534	180,359	157,883
Expenses:
Operating, administrative and general	20,921	16,063	16,191
Depreciation of property, plant and equipment	575	596	672
Taxes, other than income taxes	469	497	421
Interest expense	11,599	16,207	16,695
Income before income tax benefits	155,273	147,284	124,125
Income tax benefits	13,047	14,232	14,533
Net income	$168,320	$161,516	$138,658
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

HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Incorporated by reference are HEI and Subsidiaries’ Statements of Consolidated Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity in Part II, Item 8.

Hawaiian Electric Industries, Inc.
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
HAWAIIAN ELECTRIC INDUSTRIES, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31	2014	2013	2012
(in thousands)
Cash flows from operating activities
Net income	$168,320	$161,516	$138,658
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income	(188,534)	(180,359)	(157,883)
Common stock dividends/distributions received from subsidiaries	124,492	121,578	118,044
Depreciation of property, plant and equipment	575	596	672
Other amortization	786	800	845
Increase in deferred income taxes	(15,913)	15,228	150
Excess tax benefits from share-based payment arrangements	(277)	(430)	(61)
Changes in assets and liabilities
Increase in accounts receivable	(2,687)	(2,167)	(475)
Increase (decrease) in accounts and interest payable	(871)	(23,420)	19,995
Change in prepaid and accrued income taxes	15,867	(15,604)	(4,861)
Increase (decrease) in defined benefit pension and other postretirement benefit plans liability	10,472	(6,449)	1,805
Changes in other assets and liabilities	(11,436)	10,985	10,229
Net cash provided by operating activities	100,794	82,274	127,118
Cash flows from investing activities
Capital expenditures	(74)	(201)	(410)
Investments in subsidiaries	(40,000)	(78,500)	(44,000)
Net cash used in investing activities	(40,074)	(78,701)	(44,410)
Cash flows from financing activities
Net increase (decrease) in notes payable to subsidiaries with original maturities of three months or less	(222)	56	(1,797)
Net increase in short-term borrowings with original maturities of three months or less	13,490	21,788	14,873
Proceeds from issuance of long-term debt	125,000	50,000	—
Repayment of long-term debt	(100,000)	(50,000)	(7,000)
Excess tax benefits from share-based payment arrangements	277	430	61
Net proceeds from issuance of common stock	26,898	55,086	23,613
Common stock dividends	(126,458)	(98,383)	(96,202)
Net cash used in financing activities	(61,015)	(21,023)	(66,452)
Net increase (decrease) in cash and equivalents	(295)	(17,450)	16,256
Cash and cash equivalents, January 1	571	18,021	1,765
Cash and cash equivalents, December 31	$276	$571	$18,021
Supplemental disclosures of noncash activities:
In 2014, 2013 and 2012, $2.4 million, $2.3 million and $1.8 million, respectively, of HEI accounts receivable from ASB Hawaii were reduced with a corresponding reduction in HEI notes payable to ASB Hawaii in noncash transactions.
In 2014, 2013 and 2012, $2.5 million, $2.5 million and $2.5 million, respectively, were contributed as equity by HEI into ASB Hawaii with a corresponding increase in HEI notes payable to ASB Hawaii in noncash transactions.
Under the HEI Dividend Reinvestment and Stock Purchase Plan (DRIP), common stock dividends reinvested by shareholders in HEI common stock in noncash transactions amounted to nil, $24 million and $24 million in 2014, 2013 and 2012, respectively. HEI satisfied the requirements of the HEI DRIP, Hawaiian Electric Industries Retirement Savings Plan (HEIRSP) and ASB 401(k) Plan (from March 6, 2014 to date and from August 18, 2011 through January 8, 2012) by acquiring for cash its common shares through open market purchases rather than by issuing additional shares.
Note:
The “Notes to Consolidated Financial Statements” in Part II, Item 8 should be read in conjunction with the above HEI (Parent Company) financial statements.

Hawaiian Electric Industries, Inc. and subsidiaries
and Hawaiian Electric Company, Inc. and subsidiaries
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2014, 2013 and 2012

Col. A	Col. B	Col. C			Col. D		Col. E
(in thousands)		Additions
Description	Balance at begin- ning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
2014
Allowance for uncollectible accounts – electric utility	$2,329	$1,384	$1,613	(a)	$3,367	(b)	$1,959
Allowance for uncollectible interest – bank	$1,661	$—	$—		$147		$1,514
Allowance for losses for loans receivable – bank	$40,116	$6,126	$4,926	(a)	$5,550	(b)	$45,618
Allowance for mortgage-servicing assets – bank	$251	$53	$—		$95		$209
Deferred tax valuation allowance – HEI	$278	$17	$—		$250		$45
2013
Allowance for uncollectible accounts – electric utility	$2,148	$3,812	$1,943	(a)	$5,574	(b)	$2,329
Allowance for uncollectible interest – bank	$3,166	$—	$—		$1,505		$1,661
Allowance for losses for loans receivable – bank	$41,985	$1,507	$4,826	(a)	$8,202	(b)	$40,116
Allowance for mortgage-servicing assets – bank	$498	$—	$(60)		$187		$251
Deferred tax valuation allowance – HEI	$278	$—	$—		$—		$278
2012
Allowance for uncollectible accounts – electric utility	$2,221	$3,230	$1,180	(a)	$4,483	(b)	$2,148
Allowance for uncollectible interest – bank	$4,825	$—	$—		$1,659		$3,166
Allowance for losses for loans receivable – bank	$37,906	$12,883	$4,026	(a)	$12,830	(b)	$41,985
Allowance for mortgage-servicing assets – bank	$175	$504	$—		$181		$498
Deferred tax valuation allowance – HEI	$278	$—	$—		$—		$278

(a)	Primarily recoveries.

(b)	Bad debts charged off.

(a)(3) and (b) Exhibits
The Exhibit Index attached to this Form 10-K is incorporated herein by reference. The exhibits listed for HEI and Hawaiian Electric are listed in the index under the headings “HEI” and “Hawaiian Electric,” respectively, except that the exhibits listed under “Hawaiian Electric” are also exhibits for HEI.
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

HAWAIIAN ELECTRIC INDUSTRIES, INC.		HAWAIIAN ELECTRIC COMPANY, INC.
	(Registrant)		(Registrant)

By	/s/ James A. Ajello	By	/s/ Tayne S. Y. Sekimura
	James A. Ajello		Tayne S. Y. Sekimura
	Executive Vice President and Chief Financial Officer		Senior Vice President and Chief Financial Officer
	(Principal Financial and Accounting Officer of HEI)		(Principal Financial Officer of Hawaiian Electric)

Date:	February 26, 2015	Date:	February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on February 21, 2014. The execution of this report by each of the undersigned who signs this report solely in such person’s capacity as a director or officer of Hawaiian Electric Company, Inc. shall be deemed to relate only to matters having reference to such registrant and its subsidiaries.

Signature	Title

/s/ Constance H. Lau	President of HEI and Director of HEI
Constance H. Lau	Chairman of the Board of Directors of Hawaiian Electric
(Chief Executive Officer of HEI)

/s/ Alan M. Oshima	President and Director of Hawaiian Electric
Alan M. Oshima	(Chief Executive Officer of Hawaiian Electric)

/s/ James A. Ajello	Executive Vice President and Chief Financial Officer of HEI
James A. Ajello	(Principal Financial and Accounting Officer of HEI)

/s/ Tayne S. Y. Sekimura	Senior Vice President and
Tayne S. Y. Sekimura	Chief Financial Officer of Hawaiian Electric
(Principal Financial Officer of Hawaiian Electric)

/s/ Patsy H. Nanbu	Controller of Hawaiian Electric
Patsy H. Nanbu	(Principal Accounting Officer of Hawaiian Electric)

SIGNATURES (continued)

Signature	Title

/s/ Don E. Carroll	Director of Hawaiian Electric
Don E. Carroll

/s/ Thomas B. Fargo	Director of HEI and Hawaiian Electric
Thomas B. Fargo

/s/ Peggy Y. Fowler	Director of HEI and Hawaiian Electric
Peggy Y. Fowler

/s/ Timothy E. Johns	Director of Hawaiian Electric
Timothy E. Johns

/s/ Micah A. Kane	Director of Hawaiian Electric
Micah A. Kane

/s/ Bert A. Kobayashi, Jr.	Director of Hawaiian Electric
Bert A. Kobayashi, Jr.

/s/ A. Maurice Myers	Director of HEI
A. Maurice Myers

/s/ Keith P. Russell	Director of HEI
Keith P. Russell

/s/ James K. Scott	Director of HEI
James K. Scott

/s/ Kelvin H. Taketa	Director of HEI and Hawaiian Electric
Kelvin H. Taketa

/s/ Barry K. Taniguchi	Director of HEI
Barry K. Taniguchi

/s/ Jeffrey N. Watanabe	Chairman of the Board of Directors of HEI
Jeffrey N. Watanabe

EXHIBIT INDEX
The exhibits designated by an asterisk (*) are filed herewith. The exhibits not so designated are incorporated by reference to the indicated filing. A copy of any exhibit may be obtained upon written request for a $0.20 per page charge from the HEI Shareholder Services Division, P.O. Box 730, Honolulu, Hawaii 96808-0730.

Exhibit no.	Description
HEI:
2
Agreement and Plan of Merger, dated as of December 3, 2014, by and among NextEra Energy, Inc., NEE Acquisition Sub I, LLC, NEE Acquisition Sub II, Inc. and HEI (Exhibit 2.1 to HEI’s Current Report on Form 8-K December 3, 2014, File No. 1-8503).

3(i)	HEI’s Amended and Restated Articles of Incorporation (Exhibit 3(i) to HEI’s Current Report on Form 8-K, dated May 5, 2009, File No. 1-8503).

3(ii)	Amended and Restated Bylaws of HEI as last amended May 9, 2011 (Exhibit 3(ii) to HEI’s Current Report on Form 8-K May 9, 2011, File No. 1-8503).

4.1
Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of HEI and its subsidiaries (Exhibit 4.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-8503).

4.2	Master Note Purchase Agreement among HEI and the Purchasers thereto, dated March 24, 2011 (Exhibit 4(a) to HEI’s Current Report on Form 8-K dated March 24, 2011, File No. 1-8503).

4.2(a)	First Supplement to Note Purchase Agreement among HEI and the Purchasers thereto, dated March 6, 2013 (Exhibit 4(a) to HEI’s Current Report on Form 8-K dated March 6, 2013, File No. 1-8503).

4.3
Underwriting Agreement, dated March 19, 2013, among HEI, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, individually and acting as representatives of each of the other Underwriters listed in Schedule 1 thereto and J.P. Morgan Securities LLC acting as forward seller (Exhibit 1.1 to HEI’s Current Report on Form 8-K, dated March 19, 2013, File No. 1-8503).

4.4
Loan Agreement dated as of May 2, 2014 among HEI, as Borrower, the Lenders Party Thereto and Royal Bank of Canada, as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and RBC Capital Markets, as Joint Lead Arrangers and Joint Book Runners (Exhibit 4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-8503).

4.5
Hawaiian Electric Industries Retirement Savings Plan, restatement effective January 1, 2013 (Exhibit 4.5 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

4.6
Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company, as Trustee (Exhibit 4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8503).

4.6(a)
Letter Amendment effective November 28, 2012 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company (Exhibit 4.6(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

4.6(b)
Letter Amendment effective October 1, 2014 to Master Trust Agreement dated as of September 4, 2012 between HEI and ASB and Fidelity Management Trust Company (Exhibit 4 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-8503).

4.7	Hawaiian Electric Industries, Inc. Dividend Reinvestment and Stock Purchase Plan, as amended and restated (Exhibit 4(a) to Registration Statement on Form S-3, Registration No. 333-180413).

4.8	American Savings Bank 401(k) Plan, restatement effective January 1, 2013 (Exhibit 4.8 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

10.1
Conditions for the Merger and Corporate Restructuring of Hawaiian Electric Company, Inc. dated September 23, 1982. (Exhibit 10.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-8503).

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

HEI Exhibits 10.4 through 10.21 are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of this report. HEI Exhibits 10.4 through 10.19 are also management contracts or compensatory plans or arrangements with Hawaiian Electric participants.

10.4	HEI Executive Incentive Compensation Plan amended as of February 4, 2013 (Exhibit 10.4 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

10.5	HEI Executives’ Deferred Compensation Plan (Exhibit 10.2 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.6
Hawaiian Electric Industries, Inc. 2010 Equity and Incentive Plan, as amended and restated November 16, 2010 (Exhibit 10.6 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-8503).

10.6(a)	Form of Non-Qualified Stock Option Agreement pursuant to 2010 Equity and Incentive Plan (Exhibit 4.4 to Registration Statement filed on May 11, 2010 on Form S-8 Registration No. 333-166737).

10.6(b)	Form of Stock Appreciation Right Agreement pursuant to 2010 Equity and Incentive Plan (Exhibit 4.5 to Registration Statement filed on May 11, 2010 on Form S-8 Registration No. 333-166737).

10.6(c)	Form of Restricted Shares Agreement pursuant to 2010 Equity and Incentive Plan (Exhibit 4.6 to Registration Statement filed on May 11, 2010 on Form S-8 Registration No. 333-166737).

10.6(d)	Form of Performance Shares Agreement pursuant to 2010 Equity and Incentive Plan (Exhibit 4.7 to Registration Statement filed on May 11, 2010 on Form S-8 Registration No. 333-166737).

10.6(e)
Form of Restricted Stock Unit Agreement, amended as of February 4, 2013, pursuant to 2010 Equity and Incentive Plan (Exhibit 10.6(e) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

10.7
1987 Stock Option and Incentive Plan of HEI (as amended and restated effective January 22, 2008) (Exhibit 10.3 to HEI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-8503).

10.7(a)
Form of Hawaiian Electric Industries, Inc. Stock Option Agreement with Dividend Equivalents (Exhibit 10.7(b) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, File No. 1-8503).

10.7(b)
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

10.7(d)
Form of Restricted Stock Unit Agreement Pursuant to the 1987 Stock Option and Incentive Plan of HEI (Exhibit 10.7(f) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.8	HEI Long-Term Incentive Plan amended as of February 4, 2013 (Exhibit 10.8 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

10.9	HEI Supplemental Executive Retirement Plan amended and restated as of January 1, 2009 (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.9(a)
Amendments to the HEI Supplemental Executive Retirement Plan Freezing Benefit Accruals Effective December 31, 2008 (Exhibit 10.9(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.10	HEI Excess Pay Plan amended and restated as of January 1, 2009 (Exhibit 10.10 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.10(a)	HEI Excess Pay Plan Addendum for Constance H. Lau (Exhibit 10.10(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

Exhibit no.	Description

10.10(b)	HEI Excess Pay Plan Addendum for Richard M. Rosenblum (Exhibit 10.10(c) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 1-8503).

10.10(c)
Amendment No. 1 dated December 13, 2010 to January 1, 2009 Restatement of HEI Excess Pay Plan (Exhibit 10.10(c) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-8503).

10.11	Form of Change in Control Agreement (Exhibit 10.11 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.12	Nonemployee Director Retirement Plan, effective as of October 1, 1989 (Exhibit 10.15 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-8503).

10.13	HEI 2011 Nonemployee Director Stock Plan (Appendix A to HEI’s Proxy Statement for 2011 Annual Meeting of Shareholders filed on March 21, 2011, File No. 1-8503).

10.14	Nonemployee Director’s Compensation Schedule effective January 1, 2011 (Exhibit 10.14 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-8503).

10.15	HEI Non-Employee Directors’ Deferred Compensation Plan (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.16
Executive Death Benefit Plan of HEI and Participating Subsidiaries restatement effective as of January 1, 2009 (Exhibit 10.6 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.16(a)
Resolution of the Compensation Committee of the Board of Directors of Hawaiian Electric Industries, Inc. Re: Adoption of Amendment No. 1 to January 1, 2009 Restatement of the Executive Death Benefit Plan (Exhibit 10.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-8503).

10.17
Severance Pay Plan for Merit Employees of HEI and affiliates, restatement effective as of January 1, 2009 (Exhibit 10.17 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.17(a)
Addendum A of Severance Pay Plan for Merit Employees of HEI and affiliates, restatement effective as of January 1, 2009 for James A. Ajello and Richard M. Rosenblum (Exhibit 10.17(a) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.18	Hawaiian Electric Industries Deferred Compensation Plan adopted on December 13, 2010 (Exhibit 10.18 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-8503).

10.19
Form of Indemnity Agreement (HEI, Hawaiian Electric and ASB with their respective directors and HEI with certain of its senior officers) (Exhibit 10.1 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-8503).

10.20
American Savings Bank Select Deferred Compensation Plan (Restatement Effective January 1, 2009) (Exhibit 10.7 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.21
American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan, effective January 1, 2009 (Exhibit 10.8 to HEI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-8503).

10.21(a)
Amendments to the American Savings Bank Supplemental Executive Retirement, Disability, and Death Benefit Plan Freezing Benefit Accruals Effective December 31, 2008 (Exhibit 10.19(b) to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 1-8503).

10.22
Amended and Restated Credit Agreement, dated as of April 2, 2014, among HEI, as Borrower, the Lenders Party Thereto and Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., Bank of Hawaii, Royal Bank of Canada, Union Bank, N.A. and U.S. Bank National Association as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners (Exhibit 10.1 to HEI’s Current Report on Form 8-K dated April 2, 2014, File No. 1-8503).

Exhibit no.	Description
10.23
Confirmation of Forward Sale Transaction dated March 19, 2013 between HEI and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.1 to HEI’s Current Report on Form 8-K dated March 19, 2013, File No. 1-8503).

10.24
Confirmation of Additional Forward Sale Transaction dated March 20, 2013 between HEI and JPMorgan Chase Bank, National Association, London Branch (Exhibit 10.2 to HEI’s Current Report on Form 8-K dated March 19, 2013, File No. 1-8503).

*10.25	Amendments to Forward Confirmations dated November 3, 2014 between HEI and J.P. Morgan Securities LLC (as agent for JP Morgan Chase Bank, National Association).

*11	HEI - Computation of Earnings per Share of Common Stock.

*12.1	HEI - Computation of Ratio of Earnings to Fixed Charges.

*21.1	HEI - Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Constance H. Lau (HEI Chief Executive Officer).

*31.2	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of James A. Ajello (HEI Chief Financial Officer).

*32.1	HEI Certification Pursuant to 18 U.S.C. Section 1350.

*101.INS	XBRL Instance Document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Hawaiian Electric:
3(i).1	Hawaiian Electric’s Certificate of Amendment of Articles of Incorporation (Exhibit 3.1 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

3(i).2
Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation (Exhibit 3.1(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

3(i).3
Articles of Amendment to Hawaiian Electric’s Amended Articles of Incorporation (Exhibit 3(i).4 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

3(i).4
Articles of Amendment amending Article V of Hawaiian Electric’s Amended Articles of Incorporation effective August 6, 2009 (Exhibit 3(i).4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-4955).

3(ii)	Hawaiian Electric’s Amended and Restated Bylaws (as last amended August 6, 2010) (Exhibit 3(ii) to Hawaiian Electric’s Current Report on Form 8-K dated August 9, 2010, File No. 1-4955).

4.1
Agreement to provide the SEC with instruments which define the rights of holders of certain long-term debt of Hawaiian Electric, Hawaii Electric Light and Maui Electric (Exhibit 4.1 to HEI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, File No. 1-4955).

4.2	Certificate of Trust of HECO Capital Trust III (incorporated by reference to Exhibit 4(a) to Registration No. 333-111073).

4.3	Amended and Restated Trust Agreement of HECO Capital Trust III dated as of March 1, 2004 (Exhibit 4(c) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

Exhibit no.	Description
4.4
Hawaiian Electric Junior Indenture with The Bank of New York, as Trustee, dated as of March 1, 2004 (Exhibit 4(f) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.5
6.500% Quarterly Income Trust Preferred Security issued by HECO Capital Trust III, dated March 18, 2004 (Exhibit 4(d) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.6
6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by Hawaiian Electric, dated March 18, 2004 (Exhibit 4(g) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.7
Trust Guarantee Agreement between The Bank of New York, as Trust Guarantee Trustee, and Hawaiian Electric dated as of March 1, 2004 (Exhibit 4(l) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.8
Maui Electric Junior Indenture with The Bank of New York, as Trustee, including Hawaiian Electric Subsidiary Guarantee, dated as of March 1, 2004 (Exhibit 4(h) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.9
Hawaii Electric Light Junior Indenture with The Bank of New York, as Trustee, including Hawaiian Electric Subsidiary Guarantee, dated as of March 1, 2004 (Exhibit 4(j) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.10
6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by Maui Electric, dated March 18, 2004 (Exhibit 4(i) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.11
6.500% Junior Subordinated Deferrable Interest Debenture, Series 2004 issued by Hawaii Electric Light, dated March 18, 2004 (Exhibit 4(k) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.12
Expense Agreement, dated March 1, 2004, among HECO Capital Trust III, Hawaiian Electric, Maui Electric and Hawaii Electric Light (Exhibit 4(m) to Hawaiian Electric’s Current Report on Form 8-K dated March 16, 2004, File No. 1-4955).

4.13
Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated April 19, 2012 (Exhibit 4(a) to Hawaiian Electric’s Current Report on Form 8-K dated April 19, 2012, File No. 1-4955).

4.14
Note Purchase and Guaranty Agreement among Hawaiian Electric, Maui Electric and the Purchasers that are parties thereto, dated April 19, 2012 (Exhibit 4(b) to Hawaiian Electric’s Current Report on Form 8-K dated April 19, 2012, File No. 1-4955).

4.15
Note Purchase and Guaranty Agreement among Hawaiian Electric, Hawaii Electric Light and the Purchasers that are parties thereto, dated April 19, 2012 (Exhibit 4(c) to Hawaiian Electric’s Current Report on Form 8-K dated April 19, 2012, File No. 1-4955).

4.16
Note Purchase Agreement among Hawaiian Electric and the Purchasers that are parties thereto, dated September 13, 2012 (Exhibit 4 to Hawaiian Electric’s Current Report on Form 8-K dated September 13, 2012, File No. 1-4955).

4.17
Note Purchase Agreement among Hawaiian Electric Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013. (Exhibit 4(a) to Hawaiian Electric’s Current Report on Form 8-K dated October 3, 2013, File No. 1-4955).

4.18
Note Purchase and Guaranty Agreement among Maui Electric Company, Limited and the Purchasers that are parties thereto, dated as of October 3, 2013. (Exhibit 4(b) to Hawaiian Electric’s Current Report on Form 8-K dated October 3, 2013, File No. 1-4955).

4.19
Note Purchase and Guaranty Agreement among Hawaii Electric Light Company, Inc. and the Purchasers that are parties thereto, dated as of October 3, 2013. (Exhibit 4 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, 2013, File No. 1-4955).

10.1(a)
Power Purchase Agreement between Kalaeloa Partners, L.P., and Hawaiian Electric dated October 14, 1988 (Exhibit 10(a) to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, File No. 1-4955).

Exhibit no.	Description
10.1(b)
Amendment No. 1 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated June 15, 1989 (Exhibit 10(c) to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(c)
Lease Agreement between Kalaeloa Partners, L.P., as Lessor, and Hawaiian Electric, as Lessee, dated February 27, 1989 (Exhibit 10(d) to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.1(d)
Restated and Amended Amendment No. 2 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated February 9, 1990 (Exhibit 10.2(c) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.1(e)
Amendment No. 3 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated December 10, 1991 (Exhibit 10.2(e) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No. 1-4955).

10.1(f)
Amendment No. 4 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 1, 1999 (Exhibit 10.1 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

10.1(g)
Confirmation Agreement Concerning Section 5.2B(2) of Power Purchase Agreement and Amendment No. 5 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004 (Exhibit 10.3 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-4955).

10.1(h)
Agreement for Increment Two Capacity and Amendment No. 6 to Power Purchase Agreement between Hawaiian Electric and Kalaeloa Partners, L.P., dated October 12, 2004 (Exhibit 10.4 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-4955).

10.2(a)
Power Purchase Agreement between AES Barbers Point, Inc. and Hawaiian Electric, entered into on March 25, 1988 (Exhibit 10(a) to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, File No. 1-4955).

10.2(b)
Agreement between Hawaiian Electric and AES Barbers Point, Inc., pursuant to letters dated May 10, 1988 and April 20, 1988 (Exhibit 10.4 to Hawaiian Electric’s Annual Report on Form 10-K for fiscal year ended December 31, 1988, File No. 1-4955).

10.2(c)
Amendment No. 1, entered into as of August 28, 1988, to Power Purchase Agreement between AES Barbers Point, Inc. and Hawaiian Electric (Exhibit 10 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, File No. 1-4955).

10.2(d)
Hawaiian Electric’s Conditional Notice of Acceptance to AES Barbers Point, Inc. dated January 15, 1990 (Exhibit 10.3(c) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1989, File No. 1-4955).

10.2(e)
Amendment No. 2, entered into as of May 8, 2003, to Power Purchase Agreement between AES Hawaii, Inc. and Hawaiian Electric (Exhibit 10.2(e) to Hawaiian Electric’s Annual Report on Form 10-K for fiscal year ended December 31, 2003, File No. 1-4955).

10.3(a)
Agreement between Maui Electric and Hawaiian Commercial & Sugar Company pursuant to letters dated November 29, 1988 and November 1, 1988 (Exhibit 10.8 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-4955).

10.3(b)
Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and Maui Electric, dated November 30, 1989 (Exhibit 10(e) to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.3(c)
First Amendment to Amended and Restated Power Purchase Agreement by and between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and Maui Electric, dated November 1, 1990, amending the Amended and Restated Power Purchase Agreement dated November 30, 1989 (Exhibit 10(f) to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, File No. 1-4955).

10.3(d)
Termination Notice dated December 27, 1999 for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and Maui Electric, dated November 30, 1989, as amended (Exhibit 10.2 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-4955).

Exhibit no.	Description
10.3(e)
Rescission dated January 23, 2001 of Termination Notice for Amended and Restated Power Purchase Agreement by and between A&B Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and Maui Electric, dated November 30, 1989, as amended (Exhibit 10.4(f) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.3(f)
Letter agreement dated July 2, 2007 to not issue a notice of termination of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and Maui Electric dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.3(f) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-4955).

10.3(g)
Letter agreement dated December 18, 2013 to not issue a notice of termination of Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and Maui Electric dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.3(f) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, file No. 1-4955).

10.3(h)
Letter agreement dated March 26, 2014 to not issue a notice of termination and HC&S’s exercise of its one-time right to decrease firm capacity to 8 MW of the Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and Maui Electric dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.3(f) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, file No. 1-4955).

10.3(i)
Letter agreement dated July 15, 2014 to amend March 26, 2014 letter agreement for Amended and Restated Power Purchase Agreement Between A&B-Hawaii, Inc., through its division, Hawaiian Commercial & Sugar Company, and Maui Electric dated November 30, 1989, as Amended on November 1, 1990 (Exhibit 10.3(f) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, file No. 1-4955).

10.4(a)
Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986 (Exhibit 10(a) to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.4(b)
Firm Capacity Amendment between Hawaii Electric Light and Puna Geothermal Venture (assignee of AMOR VIII, who is the assignee of Thermal Power Company) dated July 28, 1989 to Purchase Power Contract between Hawaii Electric Light and Thermal Power Company dated March 24, 1986 (Exhibit 10(b) to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, File No. 1-4955).

10.4(c)
Amendment made in October 1993 to Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.4(d)
Third Amendment dated March 7, 1995 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(c) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.4(e)
Performance Agreement and Fourth Amendment dated February 12, 1996 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.5(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, File No. 1-4955).

10.4(f)
Fifth Amendment dated February 7, 2011 to the Purchase Power Contract between Hawaii Electric Light and Puna Geothermal Venture dated March 24, 1986, as amended (Exhibit 10.4(f) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 1-4955).

10.4(g)
Power Purchase Agreement between Puna Geothermal Venture and Hawaii Electric Light dated February 7, 2011 (Exhibit 10.4(g) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, File No. 1-4955).

10.5(a)
Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (but with the following attachments omitted: Attachment C, “Selected portions of the North American Electric Reliability Council Generating Availability Data System Data Reporting Instructions dated October 1996” and Attachment E, “Form of the Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light,” which is provided in final form as Exhibit 10.6(b)) (Exhibit 10.7 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

Exhibit no.	Description
10.5(b)
Interconnection Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (Exhibit 10.7(a) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.5(c)
Amendment No. 1, executed on January 14, 1999, to Power Purchase Agreement between Encogen Hawaii, L.P. and Hawaii Electric Light dated October 22, 1997 (Exhibit 10.7(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, File No. 1-4955).

10.5(d)
Power Purchase Agreement Novation dated November 8, 1999 by and among Encogen Hawaii, L.P., Hamakua Energy Partners and Hawaii Electric Light (Exhibit 10.7(c) to Hawaiian Electric’s Annual Report on Form 10-K for fiscal year ended December 31, 2001, File No. 1-4955).

10.5(e)
Consent and Agreement Concerning Certain Assets of Black River Energy, LLC By and Among Great Point Power Hamakua Holdings, LLC, Hamakua Energy Partners, L.P. and Hawaii Electric Light dated April 19, 2010 (Exhibit 10.6(e) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-4955).

10.5(f)
Guarantee Agreement between Great Point Power Hamakua Holdings, LLC and Hawaii Electric Light dated June 4, 2010 (Exhibit 10.6(f) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, File No. 1-4955).

10.6
Low Sulfur Fuel Oil Supply Contract by and between Chevron and Hawaiian Electric dated as of August 24, 2012 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.2 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-4955).

10.6(a)
First Amendment, dated August 27, 2014, to Low Sulfur Fuel Oil Supply Contract by and between Chevron Products Company and Hawaiian Electric, dated August 24, 2012 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10.1 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-4955).

10.7(a)
Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and Hawaiian Electric, Maui Electric, Hawaii Electric Light, HTB and YB dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit) (Exhibit 10.9 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.7(b)
Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and Hawaiian Electric, Maui Electric and Hawaii Electric Light entered into as of April 12, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(d) to Hawaiian Electric’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.7(c)
Second Amendment dated December 17, 2013 to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Chevron and Hawaiian Electric, Maui Electric and Hawaii Electric Light entered into as of November 14, 1997, as amended by Amendment dated April 12, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10.7(c) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 1-4955).

10.7(d)
Third Amendment, dated August 27, 2014, to the Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract, dated November 14, 1997, as amended, between Hawaiian Electric, Maui Electric and Hawaii Electric Light and Chevron Products Company (Exhibit 10.2 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-4955).

10.8
Facilities and Operating Contract by and between Chevron and Hawaiian Electric dated as of November 14, 1997 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10.10 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.9
Low Sulfur Fuel Oil Supply Contract by and between Tesoro and Hawaiian Electric dated as of August 28, 2012 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10.3 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-4955).

Exhibit no.	Description
10.10(a)
Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between BHP Petroleum Americas Refining Inc. and Hawaiian Electric, Maui Electric and Hawaii Electric Light dated November 14, 1997 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10.12 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, File No. 1-4955).

10.10(b)
First Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Tesoro Hawaii Corporation, formerly known as BHP Petroleum Americas Refining Inc., and Hawaiian Electric, Maui Electric and Hawaii Electric Light dated March 29, 2004 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10(b) to Hawaiian Electric’s Current Report on Form 8-K, dated May 28, 2004, File No. 1-4955).

10.10(c)
Second Amendment to Inter-Island Industrial Fuel Oil and Diesel Fuel Supply Contract by and between Tesoro Hawaii Corporation, formerly known as BHP Petroleum Americas Refining Inc., and Hawaiian Electric, Maui Electric and Hawaii Electric Light dated January 31, 2012 (confidential treatment has been requested for portions of this exhibit, which has been redacted accordingly) (Exhibit 10.4 to Hawaiian Electric’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-4955).

10.10(d)
Letter agreement dated December 11, 2013 between Hawaiian Electric, Maui Electric and Hawaii Electric Light and Hawaiian Independent Energy LLC (formerly known as Tesoro Hawaii Corporation, formerly known as BHP Petroleum Americas Refining Inc.) Re: The Inter-Island Industrial Fuel Oil and Diesel Supply Contract dated November 14, 1997, as amended by First Amendment and Second Amendment (Exhibit 10.10(d) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 1-4955).

10.11(a)
Contract of private carriage by and between HITI and Hawaii Electric Light dated December 4, 2000 (Exhibit 10.13 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.11(b)
Consent to Change of Ownership/Control of Carrier by and between K-Sea Operating Partnership, L.P., and Hawaii Electric Light, dated July 1, 2011 (Exhibit 10.13(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-4955).

10.12(a)
Contract of private carriage by and between HITI and Maui Electric dated December 4, 2000 (Exhibit 10.14 to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, File No. 1-4955).

10.12(b)
Consent to Change of Ownership/Control of Carrier by and between K-Sea Operating Partnership, L.P., and Maui Electric, dated July 1, 2011 (Exhibit 10.14(b) to Hawaiian Electric’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 1-4955).

10.13
Stipulated Settlement Agreement between the Hawaiian Electric Companies and the Division of Consumer Advocacy regarding Certain Regulatory Matters (Exhibit 10 to Hawaiian Electric’s Current Report on Form 8-K, dated January 28, 2013, File No. 1-4955).

*10.14	Release, Transition and Consulting agreement between Richard M. Rosenblum and Hawaiian Electric dated October 8, 2014

10.15
Amended and Restated Credit Agreement, dated as of April 2, 2014, among Hawaiian Electric, as Borrower, the Lenders Party Thereto and Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., Bank of Hawaii, Royal Bank of Canada, Union Bank, N.A. and U.S. Bank National Association as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners (Exhibit 10.2 to Hawaiian Electric’s Current Report on Form 8-K dated April 2, 2014, File No. 1-4955).

11	Computation of Earnings Per Share of Common Stock (See note on Hawaiian Electric’s Item 6. Selected Financial Data).

*12.2	Hawaiian Electric - Computation of Ratio of Earnings to Fixed Charges.

*21.2	Hawaiian Electric - Subsidiaries of the Registrant

*31.3	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Alan M. Oshima (Hawaiian Electric Chief Executive Officer).

*31.4	Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934 of Tayne S. Y. Sekimura (Hawaiian Electric Chief Financial Officer).

Exhibit no.	Description
*32.2	Hawaiian Electric Certification Pursuant to 18 U.S.C. Section 1350.

*99.1
Hawaiian Electric’s Directors, Executive Officers and Corporate Governance; Hawaiian Electric’s Executive Compensation; Hawaiian Electric’s Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Hawaiian Electric’s Certain Relationships and Related Transactions, and Director Independence; and Hawaiian Electric’s Principal Accounting Fees and Services.